Form 10-Q
period 1996-03-31
JONES APPAREL GROUP INC
filed 1996-05-14
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10746

JONES APPAREL GROUP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania                            06-0935166
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

250 Rittenhouse Circle
Bristol, Pennsylvania                   19007
(Address of principal                   (Zip Code)
executive offices)

(215) 785-4000
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   [X]         NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                  Outstanding at May 10, 1996
$.01 par value                         26,310,865

JONES APPAREL GROUP, INC. AND SUBSIDIARIES


Index

PART I. FINANCIAL INFORMATION                                    Page No.

     Financial Statements:
          Consolidated Balance Sheets
            March 31, 1996 and December 31, 1995.................       3
          Consolidated Statements of Income
            Thirteen Weeks ended March 31, 1996 and
              April 2, 1995......................................       4
          Consolidated Statements of Stockholders' Equity
            Thirteen Weeks ended March 31, 1996 and
              April 2, 1995......................................       5
          Consolidated Statements of Cash Flows
            Thirteen Weeks ended March 31, 1996 and
              April 2, 1995......................................       6

     Notes to Consolidated Financial Statements..................     7 - 8

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations.......................     9 - 11


PART II. OTHER INFORMATION.......................................    12 - 13


JONES APPAREL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                             March 31,      December 31,
                                                                                                 1996              1995
ASSETS
CURRENT:
  Cash and cash equivalents.............................................................     $  8,316          $ 16,864
  Accounts receivable, net of allowance of $2,472 and $2,257............................      169,324            92,147
  Inventories...........................................................................      198,505           176,626
  Receivable from and advances to contractors...........................................       22,740            21,083
  Deferred taxes........................................................................        8,956            12,265
  Prepaid expenses and other current assets.............................................       12,415            12,480
                                                                                              -------           -------
    TOTAL CURRENT ASSETS................................................................      420,256           331,465

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $18,148 and $16,991..................................       22,620            21,293
PROPERTY UNDER CAPITAL LEASES, net of accumulated amortization of $8,839 and $8,394.....       16,301            15,364
INTANGIBLES, less accumulated amortization of $4,554 and $4,107.........................       26,158            26,585
DEFERRED TAXES..........................................................................          120               120
OTHER ASSETS............................................................................        6,335             6,132
                                                                                              -------           -------
                                                                                             $491,790          $400,959
                                                                                              =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings.................................................................     $ 39,243          $      -
  Current portion of long-term debt and capital lease obligations.......................        2,336             2,327
  Accounts payable......................................................................       86,579            59,077
  Income taxes payable..................................................................        8,163             2,427
  Accrued expenses and other current liabilities........................................        7,765             6,781
                                                                                              -------           -------
    TOTAL CURRENT LIABILITIES...........................................................      144,086            70,612

NONCURRENT LIABILITIES:
  Obligations under capital leases......................................................        9,542            10,102
  Long-term debt........................................................................           31                49
                                                                                              -------           -------
    TOTAL NONCURRENT LIABILITIES........................................................        9,573            10,151
                                                                                              -------           -------
    TOTAL LIABILITIES...................................................................      153,659            80,763

EXCESS OF NET ASSETS ACQUIRED OVER COST.................................................        4,761             5,221

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value - shares authorized 1,000; none issued................            -                 -
  Common stock, $.01 par value - shares authorized 50,000;
   issued 26,451 and 26,282.............................................................          265               263
  Additional paid in capital............................................................       88,346            84,172
  Retained earnings.....................................................................      256,657           236,318
  Cumulative foreign currency translation adjustments...................................       (1,126)           (1,140)
                                                                                              -------           -------
                                                                                              344,142           319,613
  Less treasury stock, 280 and 131 shares, at cost......................................      (10,772)           (4,638)
                                                                                              -------           -------
    TOTAL STOCKHOLDERS' EQUITY..........................................................      333,370           314,975
                                                                                              -------           -------
                                                                                             $491,790          $400,959
                                                                                              =======           =======

All amounts in thousands except per share data
See notes to consolidated financial statements

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                            Thirteen weeks ended
                                                                         March 31,       April 2,
                                                                             1996           1995

Net sales...........................................................     $260,351       $191,987
Cost of goods sold..................................................      187,557        132,950
                                                                          -------        -------
Gross profit........................................................       72,794         59,037

Selling, general and administrative expenses........................       42,718         34,238
Net licensing income................................................       (2,576)        (2,293)
                                                                          -------        -------
Income from operations..............................................       32,652         27,092

Net interest expense................................................          521            318
                                                                          -------        -------
Income before provision for income taxes............................       32,131         26,774

Provision for income taxes..........................................       11,792         10,046
                                                                          -------        -------
Net income..........................................................      $20,339        $16,728
                                                                          =======        =======





Earnings per share - primary........................................        $0.76          $0.64

Earnings per share - fully diluted..................................        $0.76          $0.64

Weighted average common shares and share equivalents outstanding
  Primary...........................................................       26,766         26,227
  Fully diluted.....................................................       26,885         26,300

All amounts in thousands except per share data
See notes to consolidated financial statements


JONES APPAREL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)


                                                                                           Cumulative
                                                                                              foreign                   Total
                                                                 Additional                  currency                   stock-
                                                        Common      paid-in     Retained  translation    Treasury     holders'
                                                         stock      capital     earnings  adjustments       stock      equity
                                                       -------  -----------  -----------  -----------  ----------  -----------
Balance, January 1, 1995...............................   $259      $76,711     $172,916      ($1,208)        $ -     $248,678

Thirteen weeks ended April 2, 1995:

Amortization of deferred compensation of
  executive stock options outstanding..................      -           71            -           -            -           71

Net income.............................................      -            -       16,728           -            -       16,728

Exercise of stock options..............................      -          247            -           -            -          247

Tax benefit derived from exercise of stock options.....      -          189            -           -            -          189

Foreign currency translation adjustments...............      -            -            -         (290)          -         (290)
                                                        ------   ----------   ----------   ----------   ----------  ----------
Balance, April 2, 1995.................................   $259      $77,218     $189,644      ($1,498)        $ -     $265,623
                                                        ======   ==========   ==========   ==========   ==========  ==========


                                                                                           Cumulative
                                                                                              foreign                   Total
                                                                 Additional                  currency                   stock-
                                                        Common      paid-in     Retained  translation    Treasury     holders'
                                                         stock      capital     earnings  adjustments       stock      equity
                                                       -------  -----------  -----------  -----------  ----------  -----------
Balance, January 1, 1996..............................    $263      $84,172     $236,318      ($1,140)    $(4,638)    $314,975

Thirteen weeks ended March 31, 1996:

Executive stock options issued........................       -          246            -            -           -          246

Recognition of deferred compensation in connection
  with executive stock options........................       -         (246)           -            -           -         (246)

Amortization of deferred compensation of
  executive stock options outstanding.................       -           77            -            -           -           77

Net income............................................       -            -       20,339            -           -       20,339

Exercise of stock options.............................       2        2,487            -            -           -        2,489

Tax benefit derived from exercise of stock options....       -        1,610            -            -           -        1,610

Acquisition of treasury stock.........................       -            -            -            -      (6,134)      (6,134)

Foreign currency translation adjustments..............       -            -            -           14           -           14
                                                       -------   ----------   ----------   ----------   ---------   ----------
Balance, March 31, 1996...............................    $265      $88,346     $256,657      ($1,126)   $(10,772)    $333,370
                                                       =======   ==========   ==========   ==========   =========   ==========

All amounts in thousands
See notes to consolidated financial statements


JONES APPAREL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                Thirteen weeks ended
                                                                                             March 31,          April 2,
                                                                                                 1996              1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..................................................................................  $20,339           $16,728
                                                                                              -------           -------
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.............................................................    2,006             1,523
  Provision for losses on accounts receivable...............................................      222                47
  Deferred taxes............................................................................    3,309             4,323
  Other.....................................................................................      130                75

  Decrease (increase) in:
    Trade receivables.......................................................................  (77,377)          (52,118)
    Inventories.............................................................................  (21,838)          (19,318)
    Prepaid expenses and other current assets...............................................   (1,592)            1,546
    Other assets............................................................................     (202)           (3,273)
  Increase in:
    Accounts payable........................................................................   27,496            16,219
    Taxes payable...........................................................................    7,344             2,216
    Accrued expenses and other current liabilities..........................................      989               951
                                                                                              -------           -------
      Total adjustments.....................................................................  (59,513)          (47,809)
                                                                                              -------           -------
Net cash used in operating activities.......................................................  (39,174)          (31,081)
                                                                                              -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................................................   (3,025)           (1,988)
  Acquisition of property under capital lease...............................................   (1,382)                -
  Other.....................................................................................       53                 1
                                                                                              -------           -------
Net cash used in investing activities.......................................................   (4,354)           (1,987)
                                                                                              -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term borrowings.........................................................   39,241            19,755
  Repayment of capital leases and long-term debt............................................     (569)           (1,128)
  Acquisition of treasury stock.............................................................   (6,134)                -
  Net proceeds from issuance of common stock................................................    2,489               247
                                                                                              -------           -------
Net cash provided by financing activities...................................................   35,027            18,874
                                                                                              -------           -------

EFFECT OF EXCHANGE RATES ON CASH............................................................      (47)             (261)
                                                                                              -------           -------

NET DECREASE IN CASH........................................................................   (8,548)          (14,455)

CASH AND CASH EQUIVALENTS, beginning of period..............................................   16,864            21,126
                                                                                              -------           -------
CASH AND CASH EQUIVALENTS, end of period....................................................  $ 8,316            $6,671
                                                                                              =======           =======

All amounts in thousands
See notes to consolidated financial statements

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.  Basis of Presentation

    The consolidated financial statements include the accounts of Jones Apparel Group, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). The financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally made in an annual Form 10-K filing. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and the footnotes therein included within the Company's Annual Report on Form 10-K.

    The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 1996. The Company reports interim results in 13 week quarters; however, the annual reporting period is the calendar year.



2.  Inventories

     Inventories are summarized as follows (amounts in thousands):

                                        March 31,       December 31,
                                            1996               1995

 Raw materials.....................      $49,485            $36,908
 Work in process...................       33,921             30,872
 Finished goods....................      115,099            108,846
                                         -------            -------
                                        $198,505           $176,626
                                         =======            =======

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)



3.  Earnings Per Share

    The computation of earnings per share is based on the weighted average number of common shares outstanding during the period plus, in periods in which they have a dilutive effect, the effect of common shares contingently issuable upon exercise of stock options. Fully diluted earnings per share also reflect additional dilution related to stock options due to the use of the market price at the end of the period when this price is higher than the average price for the period.


4.  Statement of Cash Flows

    Cash payments made for interest for the thirteen weeks ended March 31, 1996 and April 2, 1995 were $703,000 and $456,000, respectively.

    Cash payments made for income taxes for the thirteen weeks ended March 31, 1996 and April 2, 1995 were $550,000 and $3,246,000, respectively.

    The reduction in income tax payments resulting from the exercise of employee stock options for the thirteen weeks ended March 31, 1996 and April 2, 1995 were $1,610,000 and $189,000, respectively.


5.  New Accounting Standards.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," which allows a choice of either the intrinsic value method or the fair value method of accounting for employee stock options effective for fiscal years beginning after December 15, 1995. The Company has selected the option to continue the use of the current intrinsic value method.

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


General

     The following discussion provides information and analysis of the Company's results of operations for the thirteen week periods ended March 31, 1996 and April 2, 1995 and its liquidity and capital resources. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere herein.


Results of Operations

Quarter Ended March 31, 1996 Compared to Quarter Ended April 2, 1995

    Net Sales. Net sales in the thirteen weeks ended March 31, 1996 (hereinafter referred to as the "first quarter of 1996") increased by 35.6%, or $68.4 million, to $260.4 million as compared to $192.0 million in the thirteen weeks ended April 2, 1995 (hereinafter referred to as the "first quarter of 1995") due primarily to an increase in the number of units shipped. Career sportswear sales increased by 31.4% or $35.3 million, to $147.8 million in the first quarter of 1996 as compared to $112.5 million in the first quarter of 1995. Casual sportswear sales for the first quarter of 1996 increased by 48.9%, or $24.8 million, to $75.5 million as compared to $50.7 million in the first quarter of 1995. Net sales for the Company's suit, dress and other category increased by 28.8%, or $8.3 million, to $37.1 million in the first quarter of 1996 as compared to $28.8 million in the first quarter of 1995.

    Looking forward, the Company believes that continued sales growth is achievable in its three product categories. Career sportswear sales will continue to increase, aided by the introduction of the new Lauren Ralph Lauren label, scheduled for initial shipping to customers in the third quarter of 1996. Casual sportswear sales should continue to increase strongly, although not at the growth rates achieved in 1995 and 1994. The Company has rapidly expanded its penetration of this category into the Company's existing customer distribution. Further growth will come primarily from additional sales into existing retail distribution doors, although further distribution expansion opportunities remain. Casual sportswear sales will also benefit in 1996 from the addition of two new labels, Jones Studio and Jones Jeans, into our existing customer base. The Company's suit and dress category should also continue to show steady growth in 1996.

    While the Company believes the current promotional retail climate will continue, it believes its initiatives with new product lines and the potential for growth under its existing labels should provide for continued sales growth.

    Gross Profit. The gross profit margin was 28.0% in the first quarter of 1996 as compared to 30.8% in the first quarter of 1995. Approximately one-half of the gross margin decline was the result of an increase in off-price sales in the first quarter of 1996 as compared to 1995. The balance of the decline was primarily attributable to increased buying agent commissions on foreign-sourced production due to the outsourcing to an independent agent in Hong Kong functions which were performed by the Company's own staff in 1995.

    SG&A Expenses. Selling, general and administrative expenses ("SG&A" expenses) of $42.7 million in the first quarter of 1996 represented an increase of $8.5 million over the first quarter of 1995. As a percentage of sales, SG&A expenses decreased to 16.4% in the first quarter of 1996 from 17.8% for the

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


comparable period in 1995. Retail store operating expenses increased by $2.5 million, reflecting the added cost of 30 more stores in operation at the end of the first quarter of 1996 compared to the end of the first quarter of 1995.

    Net Licensing Income. Net licensing income increased by $0.3 million to $2.6 million in the first quarter of 1996 as compared to $2.3 million in the first quarter of 1995. Licensees under the Jones New York and Evan-Picone labels contributed equally to the growth.

    Operating Income. The resulting first quarter 1996 operating profit of $32.7 million increased by 20.5%, or $5.6 million, as compared to $27.1 million during the first quarter of 1995. The operating profit margin decreased to 12.5% in the first quarter of 1996 from 14.1% in 1995, largely as a result of the lower gross profit margin offset by the lower percentage of SG&A expenses to sales in the first quarter of 1996.

    Net Interest Expense. Net interest expense was $0.5 million in the first quarter of 1996 compared to $0.3 million in the comparable period of 1995. The primary reason for the change was higher average overall borrowings during the first quarter of 1996.

    Provision for Income Taxes. The effective income tax rate was 36.7% for the first quarter of 1996 as compared to 37.5% for the first quarter of 1995. The decrease was primarily due to reduced state income tax provisions for the first quarter of 1996.

     Net Income. Net income increased by 21.6% to $20.3 million in the first quarter of 1996, an increase of $3.6 million over the net income of $16.7 million earned in the first quarter of 1995. Net income as a percentage of sales was 7.8% in the first quarter of 1996, compared to the 8.7% earned in the first quarter of 1995.

Liquidity and Capital Resources

     The Company's principal capital requirements have been to fund working capital needs, capital expenditures and, beginning in 1995, to repurchase the Company's Common Stock on the open market. The Company has historically relied primarily on internally generated funds, trade credit and bank borrowings to finance its operations and expansion.

     Net cash used in operations was $39.2 million in the first quarter of 1996, compared to $31.1 million in the first quarter of 1995, reflecting the effects of larger increases in accounts receivable ($77.4 million in 1996 compared to $52.1 million in 1995) and inventories ($21.8 million in 1996 compared to $19.3 million in 1995) offset by a higher increase in accounts payable ($27.5 million in 1996 compared to $16.2 million in 1995). The increase in accounts receivable resulted from the increase in net sales during the first quarter of 1996, which occurred in the final two months of the quarter. The inventory increase was the result of the net addition of 30 retail stores in 1996 and the inventory levels required to meet anticipated wholesale shipments for the second and early parts of third quarters of 1996.

     Net cash used in investing activities was $2.4 million higher in the first quarter of 1996 than in the first quarter of 1995, primarily due to amounts expended to complete construction of an additional warehouse facility to support anticipated growth in the number of units shipped in 1996.

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


Expenditures for capital improvements, replacements and property under capital lease for the full year 1996 are expected to approximate $10 million, of which $5 million represents the estimated cost of an additional warehouse facility under construction to support anticipated growth.

    Net cash provided by financing activities was $35.0 million in the first quarter of 1996 as compared to $18.9 million in the first quarter of 1995.
The principal reasons for the changes were increases in the amounts of short-term borrowings to fund working capital requirements and transactions involving the Company's Common Stock. In the first quarter of 1996, the Company repurchased $6.1 million of its Common Stock on the open market under an announced program under which the Company is authorized to acquire up to $100.0 million of such shares through the end of 1997. As of March 31, 1996, an aggregate of $10.8 million had been expended pursuant to the stock repurchase program. Proceeds from the issuance of common stock to employees exercising stock options amounted to $2.5 million and $0.2 million in the first quarters of 1996 and 1995, respectively.

    As of March 31, 1996, the Company had credit arrangements with five United States financial institutions which totaled $245.0 million. These lines, which may be used for unsecured borrowings and letters of credit (issued primarily to finance foreign inventory purchases), contain an aggregate sub-limit of $135.0 million for unsecured borrowings with rates depending on the borrowing vehicle utilized. At March 31, 1996, $69.6 million was utilized for letters of credit and there were $38.1 million of short-term borrowings outstanding, leaving $137.3 million available for additional borrowings or letters of credit at that date. The Company also has a line of credit with a Canadian institution for C$3.0 million to be used for unsecured borrowings under which C$1.6 million (US$1.1 million) was outstanding at March 31, 1996. The Company believes that funds generated by operations and the bank credit arrangements will provide the financial resources sufficient to meet its foreseeable working capital, letter of credit, capital expenditure and stock repurchase requirements.

     In recent years, certain retail customers have undergone financial restructurings or have been involved in highly leveraged financial transactions. Further, some of the retail customers with whom the Company conducts business are operating under, or have recently emerged from, the protection of federal bankruptcy laws. The Company attempts to minimize its credit risk in these situations by closely monitoring its accounts receivable balances and shipping levels to these customers and by monitoring their ongoing financial performance and credit status. To date, developments within these companies have not had a material effect on the Company's financial position or results of operations. However, in light of the significant portion of the Company's net sales which are made to these customers, any material financial difficulties encountered, or financial restructurings or reorganization of such customers, could have an adverse effect on the Company's financial position or results of operations.

Inflation

     The Company does not believe that the relatively moderate rates of inflation which have been experienced in the United States and Canada, where it competes, have had a significant effect on its net sales or profitability.

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
OTHER INFORMATION


Part II.

Item 5.  Other information

CAUTIONARY STATEMENT FOR THE PURPOSES OF "SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995."

   Under the new safe-harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements, the Company is providing the following cautionary statements.

   The Company wishes to caution readers that the following important factors, among others, could cause the Company's actual consolidated results for the balance of 1996, and beyond, to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company, including, without limitation, forward-looking statements made under the caption "Net Sales" in Management's Discussion and Analysis of Financial Condition and Results of Operations above.

   These factors include the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, customer acceptance of both new designs and newly-introduced product lines, and financial difficulties encountered by customers as described under "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
OTHER INFORMATION




Item 6.  Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 1996.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    JONES APPAREL GROUP, INC.
                                                                 (Registrant)

Date:  May 10, 1996                          By             /s/ Sidney Kimmel
                                                 ----------------------------
                                                                SIDNEY KIMMEL
                                                      Chief Executive Officer


                                             By            /s/ Wesley R. Card
                                                 ----------------------------
                                                               WESLEY R. CARD
                                                      Chief Financial Officer