Form 10-Q
period 1996-06-30
JONES APPAREL GROUP INC
filed 1996-08-14
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

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

YES   [X]         NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                  Outstanding at August 13, 1996
$.01 par value                         26,119,580

JONES APPAREL GROUP, INC. AND SUBSIDIARIES


Index

PART I. FINANCIAL INFORMATION                                    Page No.

     Financial Statements:
          Consolidated Balance Sheets
            June 30, 1996 and December 31, 1995.................       3
          Consolidated Statements of Income
            Thirteen and Twenty-six Weeks ended June 30, 1996
              and July 2, 1995..................................       4
          Consolidated Statements of Stockholders' Equity
            Twenty-six Weeks ended June 30, 1996
              and July 2, 1995..................................       5
          Consolidated Statements of Cash Flows
            Twenty-six Weeks ended June 30, 1996 and
              July 2, 1995......................................       6

     Notes to Consolidated Financial Statements..................    7 - 8

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations.......................    9 - 13


PART II. OTHER INFORMATION.......................................   14 - 16


JONES APPAREL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                             June 30,      December 31,
                                                                                                 1996              1995
ASSETS
CURRENT:
  Cash and cash equivalents.............................................................     $ 13,288          $ 16,864
  Accounts receivable, net of allowance of $2,503 and $2,257............................       96,513            92,147
  Inventories...........................................................................      238,002           176,626
  Receivable from and advances to contractors...........................................       22,959            21,083
  Deferred taxes........................................................................       12,827            12,265
  Prepaid expenses and other current assets.............................................       13,293            12,480
                                                                                              -------           -------
    TOTAL CURRENT ASSETS................................................................      396,882           331,465

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $19,640 and $16,991..................................       23,997            21,293
PROPERTY UNDER CAPITAL LEASES, net of accumulated amortization of $9,292 and $8,394.....       19,122            15,364
INTANGIBLES, less accumulated amortization of $5,007 and $4,107.........................       27,204            26,585
DEFERRED TAXES..........................................................................        1,148               120
OTHER ASSETS............................................................................        6,359             6,132
                                                                                              -------           -------
                                                                                             $474,712          $400,959
                                                                                              =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings.................................................................     $ 18,839          $      -
  Current portion of long-term debt and capital lease obligations.......................        2,890             2,327
  Accounts payable......................................................................       73,766            59,077
  Income taxes payable..................................................................        6,558             2,427
  Accrued expenses and other current liabilities........................................        9,385             6,781
                                                                                              -------           -------
    TOTAL CURRENT LIABILITIES...........................................................      111,438            70,612

NONCURRENT LIABILITIES:
  Obligations under capital leases......................................................       13,389            10,102
  Long-term debt........................................................................           12                49
                                                                                              -------           -------
    TOTAL NONCURRENT LIABILITIES........................................................       13,401            10,151
                                                                                              -------           -------
    TOTAL LIABILITIES...................................................................      124,839            80,763

EXCESS OF NET ASSETS ACQUIRED OVER COST.................................................        4,300             5,221

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value - shares authorized 1,000; none issued................            -                 -
  Common stock, $.01 par value - shares authorized 50,000;
   issued 26,712 and 26,282.............................................................          267               263
  Additional paid in capital............................................................       96,126            84,172
  Retained earnings.....................................................................      269,995           236,318
  Cumulative foreign currency translation adjustments...................................       (1,115)           (1,140)
                                                                                              -------           -------
                                                                                              356,273           319,613
  Less treasury stock, 460 and 131 shares, at cost......................................      (19,700)           (4,638)
                                                                                              -------           -------
    TOTAL STOCKHOLDERS' EQUITY..........................................................      345,573           314,975
                                                                                              -------           -------
                                                                                             $474,712          $400,959
                                                                                              =======           =======

All amounts in thousands except per share data
See notes to consolidated financial statements

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                Thirteen weeks ended       Twenty-six weeks ended
                                                               June 30,      July 2,        June 30,      July 2,
                                                                   1996         1995            1996         1995

Net sales.................................................     $193,275     $156,303        $453,626      $348,290
Cost of goods sold........................................      132,243      107,309         319,800       240,259
                                                                -------      -------         -------       -------
Gross profit..............................................       61,032       48,994         133,826       108,031

Selling, general and administrative expenses..............       42,157       33,538          84,874        67,775
Net licensing income......................................       (2,659)      (1,909)         (5,235)       (4,201)
                                                                -------      -------         -------       -------
Income from operations....................................       21,534       17,365          54,187        44,457

Net interest expense......................................          463          207             984           526
                                                                -------      -------         -------       -------
Income before provision for income taxes..................       21,071       17,158          53,203        43,931

Provision for income taxes................................        7,733        6,438          19,526        16,483
                                                                -------      -------         -------       -------
Net income................................................      $13,338      $10,720         $33,677       $27,448
                                                                =======      =======         =======       =======





Earnings per share - primary..............................        $0.49        $0.41           $1.25         $1.04

Earnings per share - fully diluted........................        $0.49        $0.41           $1.25         $1.04

Weighted average common shares and
share equivalents outstanding
  Primary.................................................       26,983       26,369          26,875        26,298
  Fully diluted...........................................       26,983       26,415          26,922        26,405

All amounts in thousands except per share data
See notes to consolidated financial statements


JONES APPAREL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)


                                                                                           Cumulative
                                                                                              foreign                   Total
                                                                 Additional                  currency                   stock-
                                                        Common      paid-in     Retained  translation    Treasury     holders'
                                                         stock      capital     earnings  adjustments       stock      equity
                                                       -------  -----------  -----------  -----------  ----------  -----------
Balance, January 1, 1995...............................   $259      $76,711     $172,916      ($1,208)        $ -     $248,678

Twenty-six weeks ended July 2, 1995:

Amortization of deferred compensation of
  executive stock options outstanding..................      -          330            -            -           -          330

Net income.............................................      -            -       27,448            -           -       27,448

Exercise of stock options..............................      1        1,404           (3)           -          15        1,417

Tax benefit derived from exercise of stock options.....      -          586            -            -           -          586

Stock tendered as payment for options exercised........      -            -            -            -        (168)        (168)

Foreign currency translation adjustments...............      -            -            -           16           -           16
                                                        ------   ----------   ----------   ----------   ----------  ----------
Balance, July 2, 1995..................................   $260      $79,031     $200,361      ($1,192)      $(153)    $278,307
                                                        ======   ==========   ==========   ==========   ==========  ==========


                                                                                           Cumulative
                                                                                              foreign                   Total
                                                                 Additional                  currency                   stock-
                                                        Common      paid-in     Retained  translation    Treasury     holders'
                                                         stock      capital     earnings  adjustments       stock      equity
                                                       -------  -----------  -----------  -----------  ----------  -----------
Balance, January 1, 1996..............................    $263      $84,172     $236,318      ($1,140)    $(4,638)    $314,975

Twenty-six weeks ended June 30, 1996:

Executive stock options issued........................       -          274            -            -           -          274

Recognition of deferred compensation in connection
  with executive stock options........................       -         (274)           -            -           -         (274)

Amortization of deferred compensation of
  executive stock options outstanding.................       -          145            -            -           -          145

Net income............................................       -            -       33,677            -           -       33,677

Exercise of stock options.............................       4        7,844            -            -           -        7,848

Tax benefit derived from exercise of stock options....       -        4,002            -            -           -        4,002

Stock tendered as payment for options exercised.......       -            -            -            -        (763)        (763)

Acquisition of treasury stock.........................       -            -            -            -     (14,299)     (14,299)

Registration of 1996 Stock Option Plan................       -          (37)           -            -           -          (37)

Foreign currency translation adjustments..............       -            -            -           25           -           25
                                                       -------   ----------   ----------   ----------   ---------   ----------
Balance, June 30, 1996...............................     $267      $96,126     $269,995      ($1,115)   $(19,700)    $345,573
                                                       =======   ==========   ==========   ==========   =========   ==========

All amounts in thousands
See notes to consolidated financial statements


JONES APPAREL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                               Twenty-six weeks ended
                                                                                             June 30,          July 2,
                                                                                                 1996              1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..................................................................................  $33,677           $27,448
                                                                                              -------           -------
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.............................................................    4,146             3,452
  Provision for losses on accounts receivable...............................................      460              (399)
  Deferred taxes............................................................................    1,929             5,518
  Other.....................................................................................      154                 4

  Decrease (increase) in:
    Trade receivables.......................................................................   (4,825)          (14,855)
    Inventories.............................................................................  (61,383)          (46,899)
    Prepaid expenses and other current assets...............................................   (2,697)            2,821
    Other assets............................................................................     (227)           (3,512)
  Increase in:
    Accounts payable........................................................................   14,690             7,601
    Taxes payable...........................................................................    4,614               692
    Accrued expenses and other current liabilities..........................................    2,639             1,630
                                                                                              -------           -------
      Total adjustments.....................................................................  (40,500)          (43,947)
                                                                                              -------           -------
Net cash used in operating activities.......................................................   (6,823)          (16,499)
                                                                                              -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................................................   (6,088)           (4,126)
  Acquisition of property under capital lease...............................................   (4,656)             (108)
  Trademark costs...........................................................................   (1,519)                -
  Other.....................................................................................      108               362
                                                                                              -------           -------
Net cash used in investing activities.......................................................  (12,155)           (3,872)
                                                                                              -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term borrowings.........................................................   18,839             3,345
  Proceeds from capital lease...............................................................    5,000                 -
  Repayment of capital leases and long-term debt............................................   (1,187)           (1,543)
  Acquisition of treasury stock.............................................................  (14,299)                -
  Net proceeds from issuance of common stock................................................    7,085             1,249
  Other.....................................................................................      (37)                -
                                                                                              -------           -------
Net cash provided by financing activities...................................................   15,401             3,051
                                                                                              -------           -------

EFFECT OF EXCHANGE RATES ON CASH............................................................        1              (172)
                                                                                              -------           -------

NET DECREASE IN CASH........................................................................   (3,576)          (17,492)

CASH AND CASH EQUIVALENTS, beginning of period..............................................   16,864            21,126
                                                                                              -------           -------
CASH AND CASH EQUIVALENTS, end of period....................................................  $13,288            $3,634
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



2.  Inventories

     Inventories are summarized as follows (amounts in thousands):

                                        June 30,       December 31,
                                            1996               1995

 Raw materials.....................      $31,555            $36,908
 Work in process...................       45,567             30,872
 Finished goods....................      160,880            108,846
                                         -------            -------
                                        $238,002           $176,626
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


4.  Statement of Cash Flows

    Cash payments made for interest for the twenty-six weeks ended June 30, 1996 and July 2, 1995 were $1,272,000 and $767,000, respectively.

    Cash payments made for income taxes for the twenty-six weeks ended June 30, 1996 and July 2, 1995 were $12,198,000 and $9,562,000, respectively.

    Employees exercising stock options during the twenty-six weeks ended June 30, 1996 exchanged 14,000 shares of the Company's Common Stock (valued at $763,000) for 33,715 newly issued shares and during the twenty-six weeks ended July 2, 1995 exchanged 5,768 shares of the Company's Common Stock (valued at $168,000) for 12,000 newly issued shares under the provisions of the Company's 1991 Stock Option Plan.



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

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


General

     The following discussion provides information and analysis of the Company's results of operations for the thirteen and twenty-six week periods ended June 30, 1996 and July 2, 1995 and its liquidity and capital resources. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere herein.


Results of Operations

Quarter Ended June 30, 1996 Compared to Quarter Ended July 2, 1995

    Net Sales.  Net sales in the thirteen weeks ended June 30, 1996
(hereinafter referred to as the "second quarter of 1996") increased by 23.7%, or $37.0 million, to $193.3 million as compared to $156.3 million in the thirteen weeks ended July 2, 1995 (hereinafter referred to as the "second quarter of 1995") due primarily to an increase in the number of units shipped, as well as the impact of a higher average price per unit shipped resulting from the mix of products shipped. Career sportswear sales increased by 16.0% or $14.3 million, to $103.5 million in the second quarter of 1996 as compared to $89.2 million in the second quarter of 1995. Casual sportswear sales for the second quarter of 1996 increased by 49.3%, or $18.7 million, to $56.6 million as compared to $37.9 million in the second quarter of 1995. Net sales for the Company's suit, dress and other category increased by 13.7%, or $4.0 million, to $33.2 million in the second quarter of 1996 as compared to $29.2 million in the second quarter of 1995.

    Looking forward, the Company believes that continued sales growth is achievable in its three product categories. Career sportswear sales will continue to increase, aided by the introduction of the new Lauren Ralph Lauren label, scheduled for initial shipping to customers in the third quarter of 1996. Casual sportswear sales should continue to increase strongly, although not at the growth rates achieved in 1995 and 1994. The Company has rapidly expanded its penetration of this category into the Company's existing customer distribution. Further growth will come primarily from additional sales into existing retail distribution doors, although further distribution expansion opportunities remain. Casual sportswear sales will also benefit in 1996 from the addition of two new labels, Jones Studio and Jones Jeans, into the existing customer base. The Company's suit and dress category should also continue to show steady growth in 1996.

    While the Company believes the current promotional retail climate will continue, it believes its initiatives with new product lines and the potential for growth under its existing labels should provide for continued sales growth.

    Gross Profit. The gross profit margin was 31.6% in the second quarter of 1996 as compared to 31.3% in the second quarter of 1995. The increase was primarily attributable to the impact of higher gross profit margins from the Company's major product lines, offset by increased buying agent commissions on foreign-sourced production due to the outsourcing to an independent agent in Hong Kong functions which were performed by the Company's own staff in 1995.

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)



    SG&A Expenses. Selling, general and administrative expenses ("SG&A" expenses) of $42.2 million in the second quarter of 1996 represented an increase of $8.6 million over the second quarter of 1995. As a percentage of sales, SG&A expenses increased to 21.8% in the second quarter of 1996 from 21.5% for the comparable period in 1995. Retail store operating expenses increased by $2.0 million, reflecting the added cost of 16 more stores in operation at the end of the second quarter of 1996 compared to the end of the second quarter of 1995.

    Net Licensing Income. Net licensing income increased by $0.8 million to $2.7 million in the second quarter of 1996 as compared to $1.9 million in the second quarter of 1995. Licensees under the Jones New York label accounted for $0.5 million of the increase while income from licenses under the Evan-Picone label rose by $0.3 million.

    Operating Income. The resulting second quarter 1996 operating profit of $21.5 million increased by 24.0%, or $4.1 million, as compared to $17.4 million during the second quarter of 1995. The operating profit margin remained constant at 11.1%.

    Net Interest Expense. Net interest expense was $0.5 million in the second quarter of 1996 compared to $0.2 million in the comparable period of 1995. The primary reason for the change was higher average overall borrowings during the second quarter of 1996.

    Provision for Income Taxes. The effective income tax rate was 36.7% for the second quarter of 1996 as compared to 37.5% for the second quarter of 1995. The decrease was primarily due to reduced state income tax provisions for the second quarter of 1996.

     Net Income. Net income increased by 24.4% to $13.3 million in the second quarter of 1996, an increase of $2.6 million over the net income of $10.7 million earned in the second quarter of 1995. Net income as a percentage of sales was 6.9% in the both quarters.

Six Months Ended June 30, 1996 Compared to Six Months Ended July 2, 1995

    Net Sales. Net sales in the twenty-six weeks ended June 30, 1996 (hereinafter referred to as the "first six months of 1996") increased by 30.2%, or $105.3 million, to $453.6 million as compared to $348.3 million in the twenty-six weeks ended July 2, 1995 (hereinafter referred to as the "first six months of 1995") due primarily to an increase in the number of units shipped, as well as the impact of a higher price per unit shipped resulting primarily from the mix of products shipped. Career sportswear sales increased by 24.5% or $49.5 million, to $251.2 million in the first six months of 1996 as compared to $201.7 million in the first six months of 1995. Casual sportswear sales for the first six months of 1996 increased by 49.1%, or $43.5 million, to $132.1 million as compared to $88.6 million in the first six months of 1995. Net sales for the Company's suit, dress and other category increased by 21.2%, or $12.3 million, to $70.3 million in the first six months of 1996 as compared to $58.0 million in the first six months of 1995.

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


    Gross Profit. The gross profit margin was 29.5% in the first six months of 1996 as compared to 31.0% in the first six months of 1995. Approximately one-half of the gross margin decline was the result of an increase in off-price sales in the first six months of 1996 as compared to 1995. The balance of the decline was primarily attributable to increased buying agent commissions on foreign-sourced production due to the outsourcing to an independent agent in Hong Kong functions which were performed by the Company's own staff in 1995.

    SG&A Expenses. Selling, general and administrative expenses ("SG&A" expenses) of $84.9 million in the first six months of 1996 represented an increase of $17.1 million over the first six months of 1995. As a percentage of sales, SG&A expenses decreased to 18.7% in the first six months of 1996 from 19.5% for the comparable period in 1995. Retail store operating expenses increased by $4.6 million, reflecting the added cost of 16 more stores in operation at the end of the first six months of 1996 compared to the end of the first six months of 1995.

    Net Licensing Income. Net licensing income increased by $1.0 million to $5.2 million in the first six months of 1996 as compared to $4.2 million in the first six months of 1995. Income from licenses under the Jones New York label increased by $0.6 million while income from licenses under the Evan-Picone label rose by $0.4 million.

    Operating Income. The resulting first six months 1996 operating profit of $54.2 million increased by 21.9%, or $9.7 million, as compared to $44.5 million during the first six months of 1995. The operating profit margin decreased to 11.9% in the first six months of 1996 from 12.8% in 1995, largely as a result of the lower gross profit margin offset by the lower percentage of SG&A expenses to sales in the first six months of 1996.

    Net Interest Expense. Net interest expense was $1.0 million in the first six months of 1996 compared to $0.5 million in the comparable period of 1995. The primary reason for the change was higher average overall borrowings during the first six months of 1996.

    Provision for Income Taxes. The effective income tax rate was 36.7% for the first six months of 1996 as compared to 37.5% for the first six months of 1995. The decrease was primarily due to reduced state income tax provisions for the first six months of 1996.

     Net Income. Net income increased by 22.7% to $33.7 million in the first six months of 1996, an increase of $6.3 million over the net income of $27.4 million earned in the first six months of 1995. Net income as a percentage of sales was 7.4% in the first six months of 1996, compared to the 7.9% earned in the first six months of 1995.


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

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


     Net cash used in operations was $6.8 million in the first six months of 1996, compared to $16.5 million in the first six months of 1995, reflecting the effects of a higher net income for the first six months of 1996, a smaller increase in accounts receivable ($4.8 million in 1996 compared to $14.9 million in 1995) and a larger increase in accounts payable ($14.7 million in 1996 compared to $7.6 million in 1995), offset by a larger increase in inventories ($61.4 million in 1996 compared to $46.9 million in 1995). The inventory increase was the result of the net addition of 8 retail stores in 1996 and the inventory levels required to meet anticipated wholesale shipments for the third and early parts of the fourth quarters of 1996.

     Net cash used in investing activities was $8.3 million higher in the first six months of 1996 than in the first six months of 1995, primarily due to amounts expended to complete construction of an additional warehouse facility to support anticipated growth in the number of units shipped in 1996. Expenditures for capital improvements, replacements and property under capital lease for the full year 1996 are expected to approximate $15 million, of which $5 million represents the estimated cost of an additional warehouse facility under construction to support anticipated growth.

    Net cash provided by financing activities was $15.4 million in the first six months of 1996 as compared to $3.1 million in the first six months of 1995. The principal reasons for the changes were increases in the amounts of short-term borrowings to fund working capital requirements and transactions involving the Company's Common Stock. In the first six months of 1996, the Company repurchased $14.3 million of its Common Stock on the open market under an announced program under which the Company is authorized to acquire up to $100.0 million of such shares through the end of 1997. As of June 30, 1996, an aggregate of $18.9 million had been expended pursuant to the stock repurchase program. Proceeds from the issuance of common stock to employees exercising stock options amounted to $7.8 million and $1.2 million in the first six months of 1996 and 1995, respectively.

    As of June 30, 1996, the Company had credit arrangements with five United States financial institutions which totaled $260.0 million. These lines, which may be used for unsecured borrowings and letters of credit (issued primarily to finance foreign inventory purchases), contain an aggregate sub-limit of $135.0 million for unsecured borrowings with rates depending on the borrowing vehicle utilized. At June 30, 1996, $76.6 million was utilized for letters of credit and there were $18.2 million of short-term borrowings outstanding, leaving $165.2 million available for additional borrowings or letters of credit at that date. The Company also has a line of credit with a Canadian institution for C$3.0 million to be used for unsecured borrowings under which C$0.8 million (US$0.6 million) was outstanding at June 30, 1996. The Company believes that funds generated by operations and the bank credit arrangements will provide the financial resources sufficient to meet its foreseeable working capital, letter of credit, capital expenditure and stock repurchase requirements.

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

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
OTHER INFORMATION


Part II.

Item 4.  Submission of matters to a vote of security holders

     (a)  Annual Meeting of Shareholders
            April 23, 1996


     (c)  Proposals




                                                                                          Broker
                                                For    Against     Withheld   Abstain   Nonvotes

          Election of Directors
          Sidney Kimmel                  17,260,695          *      161,082          *         -
          Herbert J. Goodfriend          17,260,701          *      161,076          *         -
          Irwin Samelman                 17,260,695          *      161,082          *         -
          Geraldine Stutz                17,260,695          *      161,082          *         -
          Howard Gittis                  17,260,701          *      161,076          *         -



          Ratification of Appointment
           of BDO Seidman as
           Independent Public
           Accountants                   17,409,353      1,688            *     10,736         -

          Approval of the Adoption
           of the 1996 Stock
           Option Plan                   11,167,302  4,918,181            *    487,355         -


          *Not Applicable



Item 5.  Other information

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
OTHER INFORMATION (CONTINUED)


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


Item 6.  Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
OTHER INFORMATION (CONTINUED)


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    JONES APPAREL GROUP, INC.
                                                                 (Registrant)

Date:  August 14, 1996                       By             /s/ Sidney Kimmel
                                                 ----------------------------
                                                                SIDNEY KIMMEL
                                                      Chief Executive Officer


                                             By            /s/ Wesley R. Card
                                                 ----------------------------
                                                               WESLEY R. CARD
                                                      Chief Financial Officer