Form 10-Q
period 1996-09-29
JONES APPAREL GROUP INC
filed 1996-11-13
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 29, 1996

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

YES   [X]         NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                  Outstanding at November 13, 1996
$.01 par value                         53,569,760

JONES APPAREL GROUP, INC. AND SUBSIDIARIES


Index

PART I. FINANCIAL INFORMATION                                    Page No.

     Financial Statements:
          Consolidated Balance Sheets
            September 29, 1996 and December 31, 1995............       3
          Consolidated Statements of Income
            Thirteen and Thirty-nine Weeks ended September 29,
              1996 and October 1, 1995..........................       4
          Consolidated Statements of Stockholders' Equity
            Thirty-nine Weeks ended September 29, 1996..........       5
          Consolidated Statements of Cash Flows
            Thirty-nine Weeks ended September 29, 1996 and
              October 1, 1995...................................       6

     Notes to Consolidated Financial Statements..................    7 - 8

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations.......................    9 - 13


PART II. OTHER INFORMATION.......................................   14 - 15


JONES APPAREL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                        September 29,      December 31,
                                                                                                 1996              1995
ASSETS
CURRENT:
  Cash and cash equivalents.............................................................     $  9,650          $ 16,864
  Accounts receivable, net of allowance of $2,425 and $2,257............................      172,239            92,147
  Inventories...........................................................................      222,765           176,626
  Receivable from and advances to contractors...........................................       21,227            21,083
  Deferred taxes........................................................................        6,792            12,265
  Prepaid expenses and other current assets.............................................       10,771            12,480
                                                                                              -------           -------
    TOTAL CURRENT ASSETS................................................................      443,444           331,465

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $20,926 and $16,991..................................       28,564            21,293
PROPERTY UNDER CAPITAL LEASES, net of accumulated amortization of $9,748 and $8,394.....       22,574            15,364
INTANGIBLES, less accumulated amortization of $5,461 and $4,107.........................       26,750            26,585
DEFERRED TAXES..........................................................................        1,392               120
OTHER ASSETS............................................................................        8,221             6,132
                                                                                              -------           -------
                                                                                             $530,945          $400,959
                                                                                              =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings.................................................................     $ 37,507          $      -
  Current portion of long-term debt and capital lease obligations.......................        2,888             2,327
  Accounts payable......................................................................       78,721            59,077
  Income taxes payable..................................................................       12,116             2,427
  Accrued expenses and other current liabilities........................................       11,900             6,781
                                                                                              -------           -------
    TOTAL CURRENT LIABILITIES...........................................................      143,132            70,612
                                                                                              -------           -------

NONCURRENT LIABILITIES:
  Obligations under capital leases......................................................       12,665            10,102
  Long-term debt........................................................................           10                49
                                                                                              -------           -------
    TOTAL NONCURRENT LIABILITIES........................................................       12,675            10,151
                                                                                              -------           -------
    TOTAL LIABILITIES...................................................................      155,807            80,763
                                                                                              -------           -------

EXCESS OF NET ASSETS ACQUIRED OVER COST.................................................        3,839             5,221

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value - shares authorized 1,000; none issued................            -                 -
  Common stock, $.01 par value - shares authorized 100,000;
   issued 53,489 and 52,564.............................................................          267               263
  Additional paid in capital............................................................       97,356            84,172
  Retained earnings.....................................................................      300,874           236,318
  Cumulative foreign currency translation adjustments...................................       (1,084)           (1,140)
                                                                                              -------           -------
                                                                                              397,413           319,613
  Less treasury stock, 1,193 and 261 shares, at cost....................................      (26,114)           (4,638)
                                                                                              -------           -------
    TOTAL STOCKHOLDERS' EQUITY..........................................................      371,299           314,975
                                                                                              -------           -------
                                                                                             $530,945          $400,959
                                                                                              =======           =======

All amounts in thousands except per share data
See notes to consolidated financial statements

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                Thirteen weeks ended      Thirty-nine weeks ended
                                                          September 29,   October 1,   September 29,   October 1,
                                                                   1996         1995            1996         1995

Net sales.................................................     $309,019     $243,505        $762,645      $591,795
Cost of goods sold........................................      213,522      174,129         533,322       414,388
                                                                -------      -------         -------       -------
Gross profit..............................................       95,497       69,376         229,323       177,407

Selling, general and administrative expenses..............       49,918       34,241         134,792       102,017
Net licensing income......................................       (4,209)      (3,024)         (9,444)       (7,226)
                                                                -------      -------         -------       -------
Income from operations....................................       49,788       38,159         103,975        82,616

Net interest expense......................................        1,007          694           1,991         1,219
                                                                -------      -------         -------       -------
Income before provision for income taxes..................       48,781       37,465         101,984        81,397

Provision for income taxes................................       17,903       13,487          37,428        29,971
                                                                -------      -------         -------       -------
Net income................................................      $30,878      $23,978         $64,556       $51,426
                                                                =======      =======         =======       =======





Earnings per share - primary..............................        $0.58        $0.45           $1.20         $0.97
Earnings per share - fully diluted........................        $0.58        $0.45           $1.20         $0.97

Weighted average common shares and
share equivalents outstanding
  Primary.................................................       53,474       53,436          53,634        52,876
  Fully diluted...........................................       53,634       53,521          53,817        53,202

All amounts in thousands except per share data
See notes to consolidated financial statements


JONES APPAREL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)


                                                                                           Cumulative
                                                                                              foreign                   Total
                                                                 Additional                  currency                   stock-
                                                        Common      paid-in     Retained  translation    Treasury     holders'
                                                         stock      capital     earnings  adjustments       stock      equity
                                                       -------  -----------  -----------  -----------  ----------  -----------
Balance, January 1, 1996..............................    $263      $84,172     $236,318      ($1,140)    $(4,638)    $314,975

Thirty-nine weeks ended September 29, 1996:

Executive stock options issued........................       -          274            -            -           -          274

Recognition of deferred compensation in connection
  with executive stock options........................       -         (274)           -            -           -         (274)

Amortization of deferred compensation of
  executive stock options outstanding.................       -          219            -            -           -          219

Net income............................................       -            -       64,556            -           -       64,556

Exercise of stock options.............................       4        8,573            -            -           -        8,577

Tax benefit derived from exercise of stock options....       -        4,429            -            -           -        4,429

Stock tendered as payment for options exercised.......       -            -            -            -        (763)        (763)

Acquisition of treasury stock.........................       -            -            -            -     (20,713)     (20,713)

Registration of 1996 Stock Option Plan................       -          (37)           -            -           -          (37)

Foreign currency translation adjustments..............       -            -            -           56           -           56
                                                       -------   ----------   ----------   ----------   ---------   ----------
Balance, September 29, 1996...........................    $267      $97,356     $300,874      ($1,084)   $(26,114)    $371,299
                                                       =======   ==========   ==========   ==========   =========   ==========

All amounts in thousands
See notes to consolidated financial statements


JONES APPAREL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                             Thirty-nine weeks ended
                                                                                        September 29,        October 1,
                                                                                                 1996              1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..................................................................................  $64,556           $51,426
                                                                                              -------           -------
Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization.............................................................    6,385             4,960
  Provision for losses on accounts receivable...............................................      683              (652)
  Deferred taxes............................................................................    6,828             7,804
  Other.....................................................................................      529               (50)

  Decrease (increase) in:
    Trade receivables.......................................................................  (80,765)          (78,479)
    Inventories.............................................................................  (46,089)          (44,527)
    Prepaid expenses and other current assets...............................................    1,563            (1,730)
    Other assets............................................................................   (2,089)           (3,986)
  Increase in:
    Accounts payable........................................................................   19,645            14,436
    Taxes payable...........................................................................   11,490             7,011
    Accrued expenses and other current liabilities..........................................    5,119             2,395
                                                                                              -------           -------
      Total adjustments.....................................................................  (76,701)          (92,818)
                                                                                              -------           -------
Net cash used in operating activities.......................................................  (12,145)          (41,392)
                                                                                              -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................................................  (21,308)           (9,373)
  Trademark costs...........................................................................   (1,519)              (28)
  Other.....................................................................................      109               611
                                                                                              -------           -------
Net cash used in investing activities.......................................................  (22,718)           (8,790)
                                                                                              -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term borrowings.........................................................   37,507            33,558
  Proceeds from capital lease...............................................................    5,000             5,000
  Repayment of capital leases and long-term debt............................................   (1,915)           (2,049)
  Acquisition of treasury stock.............................................................  (20,713)                -
  Net proceeds from issuance of common stock................................................    7,814             3,755
  Other.....................................................................................      (37)                -
                                                                                              -------           -------
Net cash provided by financing activities...................................................   27,656            40,264
                                                                                              -------           -------

EFFECT OF EXCHANGE RATES ON CASH............................................................       (7)             (283)
                                                                                              -------           -------

NET DECREASE IN CASH........................................................................   (7,214)          (10,201)

CASH AND CASH EQUIVALENTS, beginning of period..............................................   16,864            21,126
                                                                                              -------           -------
CASH AND CASH EQUIVALENTS, end of period....................................................   $9,650           $10,925
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



2.  Inventories

     Inventories are summarized as follows (amounts in thousands):

                                   September 29,       December 31,
                                            1996               1995

 Raw materials.....................      $34,838            $36,908
 Work in process...................       33,533             30,872
 Finished goods....................      154,394            108,846
                                         -------            -------
                                        $222,765           $176,626
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


4.  Statement of Cash Flows

    Cash payments made for interest for the thirty-nine weeks ended September 29, 1996 and October 1, 1995 were $2,369,000 and $1,511,000, respectively.

    Cash payments made for income taxes for the thirty-nine weeks ended September 29, 1996 and October 1, 1995 were $18,295,000 and $13,919,000, respectively.

    Under the provisions of the Company's 1991 Stock Option Plan, employees exercising stock options during the thirty-nine weeks ended September 29, 1996 exchanged 28,000 shares of the Company's Common Stock (valued at $763,000) for 67,430 newly issued shares and during the thirty-nine weeks ended October 1, 1995 exchanged 11,536 shares of the Company's Common Stock (valued at $168,000) for 24,000 newly issued shares.



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


6.  Capital Stock
    On July 30, 1996, the Company's Board of Directors approved a two-for-one stock split of the Company's Common Stock in the form of a 100% stock dividend for shareholders of record as of September 12, 1996. Concurrently, the number of authorized shares of Common Stock was increased to 100,000,000. On October 2, 1996, a total of 26,744,580 shares of Common Stock were issued in connection with the split. The stated par value of each share was not changed from $0.01. All share and per share amounts have been restated to retroactively reflect the stock split.

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


General

     The following discussion provides information and analysis of the Company's results of operations for the thirteen and thirty-nine week periods ended September 29, 1996 and October 1, 1995 and its liquidity and capital resources. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere herein.


Results of Operations

Quarter Ended September 29, 1996 Compared to Quarter Ended October 1, 1995

    Net Sales. Net sales in the thirteen weeks ended September 29, 1996 (hereinafter referred to as the "third quarter of 1996") increased by 26.9%, or $65.5 million, to $309.0 million as compared to $243.5 million in the thirteen weeks ended October 1, 1995 (hereinafter referred to as the "third quarter of 1995"). The increase was due primarily to an increase in the number of units shipped, as well as the impact of a higher average price per unit shipped resulting from the mix of products shipped. Career sportswear sales increased by 37.0% or $50.7 million, to $187.6 million in the third quarter of 1996 as compared to $136.9 million in the third quarter of 1995. Casual sportswear sales for the third quarter of 1996 increased by 18.6%, or $13.0 million, to $82.9 million as compared to $69.9 million in the third quarter of 1995. Net sales for the Company's suit, dress and other category increased by 4.9%, or $1.8 million, to $38.5 million in the third quarter of 1996 as compared to $36.7 million in the third quarter of 1995.

    Looking forward, the Company believes that continued sales growth is achievable in its three product categories. Career sportswear sales will continue to increase, aided by the introduction of the new Lauren Ralph Lauren label, which shipped its initial product to customers in the third quarter of 1996. Casual sportswear sales should continue to increase strongly, although not at the growth rates achieved in 1995 and 1994. The Company has rapidly expanded its penetration of this category into the Company's existing customer distribution. Further growth will come primarily from additional sales into existing retail distribution doors (although further distribution expansion opportunities remain) and potentially from growth in the less developed casual label Jones & Co. Casual sportswear sales will also benefit in 1996 from the addition of two new labels, Jones Studio and Jones Jeans, into the existing customer base. The Company's suit and dress category should also continue to show steady growth for the remainder of 1996.

    While the Company believes the current promotional retail climate will continue, it believes its initiatives with new product lines and the potential for growth under its existing labels should provide for continued sales growth.

    Gross Profit. The gross profit margin was 30.9% in the third quarter of 1996 as compared to 28.5% in the third quarter of 1995. The increase was primarily attributable to the impact of higher gross profit margins from the Company's major product lines as well as the introduction of the new Lauren Ralph Lauren label, which carries higher margins than the corporate average.

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)



    SG&A Expenses. Selling, general and administrative expenses ("SG&A" expenses) of $49.9 million in the third quarter of 1996 represented an increase of $15.7 million over the third quarter of 1995. As a percentage of sales, SG&A expenses increased to 16.2% in the third quarter of 1996 from 14.1% for the comparable period in 1995. Expenses associated with the Lauren Ralph Lauren product launch and associated operating costs added significant expenses to the quarter. Retail store operating expenses increased by $2.7 million, reflecting the added cost of 18 more stores in operation at the end of the third quarter of 1996 compared to the end of the third quarter of 1995.

    Net Licensing Income. Net licensing income increased by $1.2 million to $4.2 million in the third quarter of 1996 as compared to $3.0 million in the third quarter of 1995. Licensees under the Jones New York label accounted for $0.4 million of the increase while income from licenses under the Evan-Picone label rose by $0.8 million.

    Operating Income. The resulting third quarter 1996 operating profit of $49.8 million increased by 30.5%, or $11.6 million, as compared to $38.2 million during the third quarter of 1995. The operating profit margin increased to 16.1% for the third quarter of 1996 from the 15.7% achieved during the third quarter of 1995.

    Net Interest Expense. Net interest expense was $1.0 million in the third quarter of 1996 compared to $0.7 million in the comparable period of 1995. The primary reasons for the change were higher average overall borrowings and interest on capital leases for additional warehouse facilities during the third quarter of 1996.

    Provision for Income Taxes. The effective income tax rate was 36.7% for the third quarter of 1996 as compared to 36.0% for the third quarter of 1995. The decrease was primarily due to higher state income tax provisions for the third quarter of 1996.

     Net Income. Net income increased by 28.8% to $30.9 million in the third quarter of 1996, an increase of $6.9 million over the net income of $24.0 million earned in the third quarter of 1995. Net income as a percentage of sales was 10.0% in the third quarter of 1996 and 9.8% in the third quarter of 1995.

Nine Months Ended September 29, 1996 Compared to
Nine Months Ended October 1, 1995

    Net Sales. Net sales in the thirty-nine weeks ended September 29, 1996 (hereinafter referred to as the "first nine months of 1996") increased by 28.9%, or $170.8 million, to $762.6 million as compared to $591.8 million in the thirty-nine weeks ended October 1, 1995 (hereinafter referred to as the "first nine months of 1995") due primarily to an increase in the number of units shipped as well as the impact of a higher average price per unit shipped resulting primarily from the mix of products shipped. Career sportswear sales increased by 29.6%, or $100.2 million, to $438.8 million in the first nine months of 1996 as compared to $338.6 million in the first nine months of 1995. Casual sportswear sales for the first nine months of 1996 increased by 35.6%, or $56.5 million, to $215.0 million as compared to $158.5 million in the first nine months of 1995. Net sales for the Company's suit, dress and other category increased by 14.9%, or $14.1 million, to $108.8 million in the first nine months of 1996 as compared to $94.7 million in the first nine months of 1995.

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


    Gross Profit. The gross profit margin was 30.1% in the first nine months of 1996 as compared to 30.0% in the first nine months of 1995. The increase was primarily attributable to the impact of higher gross profit margins from the Company's major product lines, including the impact of the Lauren Ralph Lauren label, offset by increased buying agent commissions on foreign-sourced production due to the outsourcing to an independent agent in Hong Kong functions which were performed by the Company's own staff in 1995.

    SG&A Expenses. Selling, general and administrative expenses ("SG&A" expenses) of $134.8 million in the first nine months of 1996 represented an increase of $32.8 million over the first nine months of 1995. As a percentage of sales, SG&A expenses increased to 17.7% in the first nine months of 1996 from 17.2% for the comparable period in 1995. Expenses associated with the Lauren Ralph Lauren product launch and associated operating costs added significant expenses during the third quarter of 1996. Retail store operating expenses increased by $7.1 million, reflecting the added cost of 18 more stores in operation at the end of the first nine months of 1996 compared to the end of the first nine months of 1995.

    Net Licensing Income. Net licensing income increased by $2.2 million to $9.4 million in the first nine months of 1996 as compared to $7.2 million in the first nine months of 1995. Income from licenses under the Jones New York label increased by $0.9 million while income from licenses under the Evan-Picone label rose by $1.3 million.

    Operating Income. The resulting first nine months 1996 operating profit of $104.0 million increased by 25.9%, or $21.4 million, as compared to $82.6 million during the first nine months of 1995. The operating profit margin decreased to 13.6% in the first nine months of 1996 from 14.0% in 1995 as a result of the higher percentage of SG&A expenses to sales in the first nine months of 1996.

    Net Interest Expense. Net interest expense was $2.0 million in the first nine months of 1996 compared to $1.2 million in the comparable period of 1995. The primary reasons for the change were higher average overall borrowings and interest on capital leases for additional warehouse facilities during the first nine months of 1996.

    Provision for Income Taxes. The effective income tax rate was 36.7% for the first nine months of 1996 as compared to 36.8% for the first nine months of 1995. The decrease was primarily due to reduced state income tax provisions for the first nine months of 1996.

     Net Income. Net income increased by 25.5% to $64.6 million in the first nine months of 1996, an increase of $13.2 million over the net income of $51.4 million earned in the first nine months of 1995. Net income as a percentage of sales was 8.5% in the first nine months of 1996, compared to the 8.7% earned in the first nine months of 1995.


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

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


     Net cash used in operations was $12.1 million in the first nine months of 1996, compared to $41.4 million in the first nine months of 1995, reflecting the effects of a higher net income for the first nine months of 1996 (before depreciation and amortization charges) and a larger increase in accounts payable, taxes payable and accrued expenses ($36.3 million in total in 1996 compared to $23.8 million in 1995), offset by larger increases in inventories ($46.1 million in 1996 compared to $44.5 million in 1995) and accounts receivable ($80.8 million in 1996 compared to $78.5 million in 1995). The inventory increase was primarily the result of the inventory levels required to meet anticipated wholesale shipments for the fourth quarter of 1996.

     Net cash used in investing activities was $13.9 million higher in the first nine months of 1996 than in the first nine months of 1995, primarily due to amounts expended to complete construction of an additional warehouse facility to support anticipated growth in the number of units shipped in 1996. Expenditures for capital improvements, replacements and property under capital lease for the full year 1996 are expected to approximate $25 million, of which $6 million represents the estimated cost of an additional warehouse facility under construction to support anticipated growth.

    Net cash provided by financing activities was $27.7 million in the first nine months of 1996 as compared to $40.3 million in the first nine months of 1995. The principal reasons for the changes were increases in the amounts of short-term borrowings to fund working capital requirements and transactions involving the Company's Common Stock. In the first nine months of 1996, the Company repurchased $20.7 million of its Common Stock on the open market under an announced program under which the Company is authorized to acquire up to $100.0 million of such shares through the end of 1997. As of September 29, 1996, an aggregate of $25.4 million had been expended pursuant to the stock repurchase program. Proceeds from the issuance of common stock to employees exercising stock options amounted to $7.8 million and $3.8 million in the first nine months of 1996 and 1995, respectively.

    As of September 29, 1996, the Company had credit arrangements with five United States financial institutions which totaled $310.0 million. These lines, which may be used for unsecured borrowings and letters of credit (issued primarily to finance foreign inventory purchases), contain an aggregate sub-limit of $170.0 million for unsecured borrowings with rates depending on the borrowing vehicle utilized. At September 29, 1996, $86.9 million was utilized for letters of credit and there were $37.1 million of short-term borrowings outstanding, leaving $186.0 million available for additional borrowings and letters of credit at that date. The Company also has a line of credit with a Canadian institution for C$3.0 million to be used for unsecured borrowings under which C$0.5 million (US$0.4 million) was outstanding at September 29, 1996. The Company believes that funds generated by operations and the bank credit arrangements will provide the financial resources sufficient to meet its foreseeable working capital, letter of credit, capital expenditure and stock repurchase requirements.

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


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     3.(i).  Amended and Restated Articles of Incorporation of the Corporation.

(b) There were no reports on Form 8-K filed during the quarter ended September 29, 1996.

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
OTHER INFORMATION (CONTINUED)


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    JONES APPAREL GROUP, INC.
                                                                 (Registrant)

Date:  November 13, 1996                     By             /s/ Sidney Kimmel
                                                 ----------------------------
                                                                SIDNEY KIMMEL
                                                      Chief Executive Officer


                                             By            /s/ Wesley R. Card
                                                 ----------------------------
                                                               WESLEY R. CARD
                                                      Chief Financial Officer