Form 10-K
period 1996-12-31
JONES APPAREL GROUP INC
filed 1997-03-27
CIK 874016

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                           ______________________

                                 FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from ________ to ________

Commission file number 1-10746


                         JONES APPAREL GROUP, INC.
           (Exact name of registrant as specified in its charter)


Pennsylvania                                         06-0935166
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)


250 Rittenhouse Circle,
Bristol, Pennsylvania                                   19007
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (215) 785-4000


Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange
     Title of Each Class                 on which registered
-----------------------------       -----------------------------
Common Stock, $0.01 par value       New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   [X] Yes    [ ] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 1997 was approximately $1,598,323,842.

  As of March 24, 1997, there were 52,165,060 shares of the registrant's Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

  The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:

                    Document                      Part


          Those portions of the registrant's           III
          proxy statement for the registrant's
          1997 Annual Meeting (the "Proxy
          Statement") that are specifically
          identified herein as incorporated by
          reference into this Form 10-K.

PART I


ITEM 1.  BUSINESS

General

  Jones Apparel Group, Inc. (the "Company") is a leading designer and marketer of better priced women's sportswear, suits and dresses. The Company has pursued a multi-brand strategy by marketing its products under severally nationally known brands, including its Jones New York, Evan-Picone and Rena Rowan for Saville labels and the recently licensed Lauren Ralph Lauren label. Each label is differentiated by its own distinctive styling and pricing strategy. The Company primarily contracts for the manufacture of its products through a worldwide network of quality manufacturers. The Company has capitalized on its nationally known brand names by entering into 35 licenses for the Jones New York brand name and 14 licenses for the Evan-Picone brand name with select manufacturers of women's and men's apparel and accessories. In 1996, the Company had net sales of $1.0 billion, which was a 31.5% increase in net sales over 1995.

Products

  The Company participates in four principal segments of the women's apparel market: career sportswear, casual sportswear, suits and dresses. Career and casual sportswear are marketed as groups of skirts, pants, jackets, blouses, sweaters and related accessories which, while sold as separates, are coordinated as to styles, color schemes and fabrics and are designed to be worn together. For its sportswear and dress collections, the Company will develop several groups in a selling season. New sportswear and dress collections are introduced in four or five of the principal selling seasons - Spring, Summer, Fall I, Fall II and Holiday/Resort, while suit collections have traditionally been developed for the Fall and Spring seasons. The introduction of different groups in each season is spaced to ensure that retail customers frequently are introduced to new merchandise.

  The Company's major product categories are summarized in the following table:


              Career           Casual           Suits &
              Sportswear       Sportswear       Coats          Dresses
              -------------    --------------   ------------   ------------

Industry      Better           Better           Better         Better
Categories

Brand         Jones New        Jones New        Jones New      Jones New
Labels          York,            York Sport,      York,          York,
              Lauren Ralph     Lauren Ralph     Lauren Ralph   Lauren Ralph
                Lauren,          Lauren,          Lauren,
Lauren,
              Jones*Wear,      Jones*Wear,      Jones*Wear,    Evan-Picone,
              Rena Rowan       Jones Jeans,     Saville        Picone Evening
               for Saville,    Jones & Co,
              Evan-Picone      Jones New
                                 York Country,
                               Jones Studio


Product        Skirts,         Skirts,          Suits          Dresses
Offerings      blouses,        blouses,
               pants,          pants,
               jackets,        jackets,
               sweaters        sweaters

  The Company's success is enhanced by its ability to maintain a name brand or designer image while its products are generally sold in the women's better market at the following retail price points:


             Skirts      Blouses        Casual Tops    Suits &
Jackets      and Pants   and Sweaters   and Bottoms    Coats        Dresses
---------    ---------   ------------   -----------    ---------    ---------

$130-$250    $60-$150    $50-$150       $25-$100       $170-$500    $100-$275


  The following chart sets forth a breakdown of the Company's apparel sales by dollar amount (in thousands and as a percentage of the Company's total sales) during the past three fiscal years.

                                 1994              1995               1996
                            -------------     -------------      -------------
Career Sportswear           $410,000  65%     $439,000  57%      $577,000  56%
Casual Sportswear           $107,000  17%     $211,000  27%      $302,000  30%
Suits, Dresses and Other    $116,000  18%     $126,000  16%      $142,000  14%


  Career Sportswear. The Company's flagship label, Jones New York, offers consumers an extensive range of better sportswear geared primarily for the career woman's working needs. The Jones New York products are sold in misses, petites and women's sizes and are marketed under the Jones New York, Jones New York Petite and Jones New York Woman labels.

  In 1991, the Company first shipped a line of career sportswear under the Rena Rowan for Saville label and subsequently introduced women's sizes for this label in the Spring 1992 season and petite sizes in the Spring 1993 season.

  In 1992, the Company commenced shipment of a new career sportswear line using the Jones*Wear label. This line is sold to selected retail accounts that do not carry the Company's other lines of career sportswear.

  In November 1993, the Company acquired the Evan-Picone and other related trademarks. The Company introduced a line of career sportswear under this label for the Spring 1994 season. In 1996, the Company made a $1.5 million payment to satisfy all future royalty obligations to the former owner of the Evan-Picone trademark.

  In October 1995, the Company acquired an exclusive license to manufacture and market women's shirts, blouses, skirts, jackets, suits, sweaters, pants, vests, coats, outerwear and hats under the Lauren Ralph Lauren trademark in the United States pursuant to license and design service agreements with the licensor, which expire on December 31, 2001. Upon expiration of the initial term, the Company has the right to renew the license for an additional three-year period, provided that it meets certain minimum sales level requirements. The license agreements provide for the payment by the Company of a percentage of net sales against guaranteed minimum royalty and design service payments as set forth in the agreements. In July 1996, the Company began shipping a collection of better career and casual sportswear under this label for the Fall 1996 season. In March 1997, the Company introduced a collection of Petite sportswear to begin shipping for the Fall 1997 season. Coats and suits were also introduced in March 1997 for the Fall 1997 season.

  Casual Sportswear. Jones New York Sport offers a collection of casual sportswear which complements the Jones New York career line. These products are designed to be worn in a less formal working environment as well as for weekend and casual wear. Jones New York Sport is offered in misses, petite and women's sizes.

 The Company also offers a line of casual products under the Jones & Co label designed primarily to be worn in a less formal working environment.

  In 1995, the Company introduced two new casual sportswear lines. Jones Studio, introduced for the Spring 1996 season, provides casual separates based on emerging trends in the retail marketplace. Jones New York Country, introduced for the Fall 1995 season, is a collection of classic country-styled casualwear that is sold exclusively through the Company's two full price retail stores and twenty-two factory outlet stores bearing the Jones New York Country name. In 1996, the Company introduced Jones Jeans, a denim and cotton-based collection for the women's market.

  Suits. The Company produces suits under the brand names Jones New York and Saville. Jones New York is a better priced brand, which was introduced by the Company in 1989. Saville, the Company's original line of suits, is targeted to sell in the opening price points of the better price category. Jones New York currently offers products in misses and petite sizes and Saville offers petite, misses and women's sizes. During 1997, the Company is phasing out its licensed Christian Dior suit business.

  Dresses. In June 1992, the Company commenced shipping collections of career dresses under the Jones New York brand name, targeted to sell at better prices. In 1994, the Company also introduced a line of better priced career dresses under the Evan-Picone Dress label. A line of evening dresses under the Picone Evening label was launched in 1996 for the Holiday 1996 season.

  Other. The Company also produces sportswear for the private label market. While there is significant additional demand in this market, the Company has not actively pursued more private label business in order to concentrate on the expansion of its name brand business.

Design

  Each product line of the Company has its own design team which is responsible for the creation, development and coordination of the product group offerings within each line. The Company believes its design staff of 210 people is widely recognized for its distinctive styling of garments and its ability to update fashion classics with contemporary trends. The Company's designers travel throughout the world for fabrics and colors, and attempt to stay continuously abreast of the latest fashion trends. In addition, the Company actively monitors the retail sales of its products to determine changes in consumer trends.

  The design process generally begins with the development of a color scheme and fabric selection for all groups within a product line and takes 14-16 weeks before final samples are produced. Jones' designers and product managers generally meet twice weekly at its production facilities in Bristol, Pennsylvania to review design concepts, styles and sample garments. Once a concept for a line is developed, it takes a design team approximately four weeks to prepare sketches and pick colors and fabrics. The line is developed completely and silhouettes are prepared during the next eight to twelve weeks. Final designs and fabric swatches are formalized on concept boards which are reviewed internally to determine their appeal and ensure consistency with the Company's offerings. In some cases, concept boards are also previewed with major customers before being finalized. As a line is being finalized, samples of the garments are produced and designs are modified accordingly.

  For most sportswear lines, the Company will develop several groups in a season. A group typically consists of an assortment of skirts, pants, jackets, blouses, sweaters and various accessories. The Company believes that it is able to minimize design risks because the Company often will not have started cutting fabrics until the first few weeks of a major selling season. Since different styles within a group often use the same fabric, the Company can redistribute styles and, in some cases, colors, to fit current market demand.

  Once prototypes are approved for production, the Company's pattern makers create the patterns that will be used to cut the material. Cutting patterns are designed using a computer-aided design ("CAD") system which minimizes the amount of fabric needed to manufacture each garment, thereby maximizing fabric yield. Once a design is completed on the system, the cutting pattern may be automatically traced on paper patterns or copied on computer tapes for automatic cutting machines.

  In accordance with standard industry practices for licensed products, Polo Ralph Lauren Enterprises, L.P. has the right to approve the Company's designs for the Lauren Ralph Lauren product line.

Manufacturing

  Apparel sold by the Company is produced in accordance with its design, specification and production schedules. The Company contracts for the cutting and sewing of the majority of its garments with approximately 118 contractors located in the United States and 208 in overseas locations. The Company also operates two manufacturing facilities of its own. During 1996, approximately 35% of the Company's products were manufactured in the United States and Mexico and 65% in other parts of the world, primarily Asia.

  The Company believes that outsourcing allows it to maximize production flexibility while avoiding significant capital expenditures, work-in-process inventory build-ups and costs of managing a larger production work force.
The Company's fashion designers, production staff and quality control personnel closely supervise garments manufactured by contractors to ensure that they meet the Company's high standards. See "Quality Control" below.

  The Company's products are manufactured according to plans prepared each year which reflect prior years' experience, current fashion trends, economic conditions and management estimates of a line's performance. The average lead time from the commitment for the purchase of piece goods in the greighe phase (no specific color assortment) through the production and shipment of finished goods ranges from six to eight months. However, the average lead time from assortment of greighe piece goods by specific colors to subsequent shipment of finished goods ranges from four to six months. The Company orders piece goods concurrently with concept board development. The purchase of piece goods is controlled and coordinated on a divisional basis. The Company limits its exposure to specific colors and fabrics by committing to purchase a portion of total projected demand with options to purchase additional volume if demand meets the plan. The Company believes that its policy of limiting its commitments for purchases early in the season minimizes its exposure to excess inventory and obsolescence.

  The Company's production administration staff oversees all apparel manufacturing. This staff coordinates product engineering (including pattern and sample making), allocation of production among contractors and quality control. The Company allocates product among contractors based on a manufacturer's capabilities, the availability of production capacity and quota, quality, pricing and flexibility in meeting changing production requirements on relatively short notice. The staff also attempts to ensure that all garments in a particular group arrive at the Company's distribution centers at the same time for consolidation and delivery to customers.

  The Company believes its extensive experience in logistics and production management underlies its success in coordinating with contractors who manufacture different garments included within the same product group. The Company has had long-term mutually satisfactory business relationships with many of its contractors, but does not have long-term written agreements with any of them.

  The Company has had an active program in place to monitor compliance by its contract manufacturers with applicable laws relating to the payment of wages and working conditions. In 1996, the Company became a participant in the United States Department of Labor's Apparel Manufacturers Compliance Program for that purpose. Under that program, and through the Company's independent agreements with each of its domestic and foreign manufacturers, the Company regularly audits such compliance and requires corrective action when appropriate.

Quality Control

  The Company's comprehensive quality control program is designed to ensure that purchased raw materials and finished goods meet the Company's exacting standards. Substantially all of the fabric purchases for domestically manufactured garments are inspected upon receipt in either the Company's Pennsylvania and North Carolina warehouse facilities (where they are stored prior to shipment for cutting) or at the contractor's warehouse. Fabrics for foreign manufactured garments are inspected by the Company's contractors upon receipt in their warehouses. The Company's quality control program includes inspection of prototypes of each garment prior to cutting by the contractors to ensure compliance with the Company's specifications.

  Domestic contractors are supervised by the Company's quality control staff based primarily in Bristol, while foreign manufacturers' operations are monitored by both Company personnel and buying agents located in other countries. All finished goods are shipped to the Company's warehouses for final inspection and distribution.

Supplies

  The Company generally supplies the raw material to its domestic manufacturers and occasionally to foreign manufacturers. Otherwise, the raw materials are purchased directly by the manufacturer in accordance with the Company's specifications. Raw materials, which are in most instances made and/or colored especially for the Company, consist principally of piece goods and yarn and are purchased by the Company from a number of domestic and foreign textile mills and converters. The Company's foreign finished goods purchases are generally purchased on a letter of credit basis, while its domestic purchases are generally purchased on an open order basis. The Company does not have long-term formal arrangements with any of its suppliers.
However, the Company has experienced little difficulty in satisfying its raw material requirements and considers its sources of supply adequate.

Marketing

  The Company distributes its products through approximately 1,550 customers, including department stores, specialty retailer accounts and direct mail catalog companies throughout the United States and Canada representing approximately 7,700 locations. Department stores account for approximately two-thirds of the Company's sales. The Company's ten largest customers accounted for approximately 64% of sales in 1996. No single customer accounted for more than 10% of net sales; however, certain of the Company's customers are under common ownership. When considered together as a group under common ownership, sales to nine department store customers currently owned by the Federated Department Stores, Inc. ("Federated") accounted for approximately 20% of 1996 sales and sales to eight department store customers currently owned by the May Department Stores Company ("May") accounted for approximately 20% of 1996 sales. While the Company believes that purchasing decisions are generally made independently by each department store customer (including the stores in the Federated and May groups), in some cases the trend may be toward more centralized purchasing decisions. The Company attempts to minimize its credit risk from its concentration of customers by closely monitoring accounts receivable balances and shipping levels and the ongoing financial performance and credit status of its customers. Among the Company's leading customers are Lord & Taylor, Hecht's and Foley's stores, which are a part of the May group, Macy's Department Stores, Lazarus and Bloomingdale's, which are part of the Federated group, Dillard's, Dayton Hudson and Nordstrom.

  The Company has a direct sales force of 144 sales people (excluding employees in the Company's factory outlet stores) which includes individuals located in the Company's New York and Toronto showrooms as well as in regional sales offices and showrooms that the Company leases in Atlanta, Dallas, Los Angeles and Seattle. The Company also has five domestic and ten Canadian independent sales representatives who work on a commission basis and who, in some cases, also market products of other non-competing apparel companies. In addition, senior management is actively involved in selling to major accounts. Products are marketed to department stores and specialty retailing customers during "market weeks," which are generally four to six months in advance of the five corresponding industry selling seasons.

  While the Company typically will allocate a six week period to market a line, most major orders are written within the first three weeks of any market period. Since piece goods for a line usually are not cut until the first few weeks of a marketing period, the Company is able to tailor production schedules and styles to current market demands and minimize excess inventory.

  As one of the primary apparel resources for many of its customers, the Company is able to influence the mix, quantity and timing of orders placed by its retail accounts enabling the Company to market complete lines of sportswear and minimize excess inventory. The Company's close relationships with its retail accounts allow it to efficiently monitor production schedules and inventories.

  The Company believes retail demand for its products is enhanced by the Company's ability to provide its retail accounts and consumers with knowledgeable sales support. In this regard, the Company has an established program to place retail sales specialists in many major department stores.
These individuals have been trained by the Company to support the sale of its products by educating other store personnel and consumers about the Company's products and by coordinating the Company's marketing activities with those of the stores. In addition, the retail sales specialists provide the Company with firsthand information concerning consumer reactions to the Company's products. Certain of the retail sales specialists rotate among several different stores rather than working at just one store. The salary expenses for the retail sales specialists are frequently shared by the stores. The Company currently has 75 retail sales specialists in department stores such as Macy's, Dillard's, Bloomingdale's, Lord & Taylor, Hecht's and Foley's. In addition, the Company has a program of designated sales personnel in which a store agrees to designate certain sales personnel who will devote a substantial portion of their time to selling Jones products in return for certain benefits. The Company currently has approximately 750 designated sales personnel.

  The Company employs a cooperative advertising program with its major retail accounts, whereby it shares the cost of its retail accounts' advertising and promotional expenses, up to a preset maximum percentage of the retail accounts' purchases. An important part of the marketing program includes prominent displays of the Company's products in retail accounts' sales catalogs.

Factory Outlet Stores

  At December 31, 1996, the Company operated a total of 196 factory outlet stores and four full price stores. The Company operates four coffee bars in close proximity to four of its factory outlet stores as a convenience to its customers. Manufacturer's outlet malls are generally located either in high traffic tourist areas or on major highways to vacation destinations and major cities. The 196 factory outlet stores operated by the Company are located in 107 outlet malls throughout the United States. These locations are generally situated in select geographic markets which are not in direct competition with the Company's primary customers. The Company's outlet stores focus on breadth of product line and customer service as well as value pricing. In addition to its brand name merchandise, these stores also sell merchandise produced by licensees of the Company. The Company's outlet store expansion strategy is to continue to open multiple stores in select outlet malls for specific product lines which target different customer segments.

  The Company opened 54, closed 10 and combined two stores in 1995 and opened 47 and closed 22 stores in 1996. The following table sets forth certain information regarding the number and type of stores open and aggregate store sales for each of the years in the three year period ended December 31, 1996.


                                                            1994      1995      1996
Retail stores open at end of period:                        ----      ----      ----

Store Type              Description
----------------------  -----------------------------
Jones New York          Jones New York sportswear             70        78        82
Jones New York          Full price retail showcase             2         2         2
                          for products
Executive Suite         Jones New York and Executive          26        33        28
                          Suite men's and women's
                          suits and furnishings
Jones New York Woman    Large sizes                            7         5         2
Jones New York Dress    Jones New York dresses                 3         2         3
Saville                 Rena Rowan for Saville                 3         1         1
                          merchandise
Jones New York Sport    Jones New York Sport and               3         2        22
                          Jones & Co casual sportswear
Strictly Business       Women's and men's suits                5         5         4
Evan-Picone             Evan-Picone sportswear                 1        23        17
Jones New York Country  Jones New York Country                 0         9        22
                          casual sportswear
Jones New York Country  Full price retail showcase             0         0         2
                          for products
Factory Finale          Close out merchandise                 13        15        15
                                                             ---       ---       ---
Total retail stores open at end of period                    133       175       200

Aggregate net store sales (in thousands)                 $77,393  $102,307  $129,767

Square footage of gross store space at end of period     358,884   478,975   557,100


Nearly all stores are leased under long-term leases (typically five years). The average store size is 2,785 square feet, ranging from a minimum of 1,386 square feet to a maximum of 6,600 square feet.

Licensing of Company Brands

  As of December 31, 1996, the Company had 35 license agreements pursuant to which independent licensees sell products under the Company's Jones New York (and related) trademarks in accordance with designs furnished or approved by the Company in various territories in the United States and Canada. Current licenses cover men's tailored clothing and overcoats, women's intimate apparel, women's rainwear, outerwear, leather outerwear and woolen coats, footwear, belts, scarves, umbrellas, eyewear, fragrances, costume jewelry, hair accessories, cosmetic travel accessories and home sewing patterns, mens' knit and woven shirts and sweaters, mens' and boys' neckwear and men's and women's hosiery and slippers. Each of the licenses provides for the payment to the Company of a percentage of the licensee's net sales of the licensed products against guaranteed minimum royalty payments which generally increase over the term of the agreement. During 1996, the Company received $7,651,000 of Jones New York (and related names) licensing income.

  As of December 31, 1996, the Company had 14 license agreements pursuant to which independent licensees sell products under the Company's Evan-Picone trademarks in accordance with designs furnished or approved by the Company in various territories in the United States and Canada. These licenses cover women's coats, footwear, eyewear and accessories, men's tailored clothing, men's topcoats, mens' knit and woven shirts and sweaters, men's and boy's neckwear, men's and women's hosiery and home sewing patterns. Each of the licenses provides for the payment to the Company of a percentage of the licensee's net sales of the licensed products against guaranteed minimum royalty payments which generally increase over the term of the agreement. During 1996, the Company received $5,855,000 of Evan-Picone licensing income.

Trademarks

  The Company utilizes a variety of owned trademarks, including Jones New York, Jones New York Sport, Jones & Co, Jones*Wear, JNY, Jones New York Country, Jones Jeans, Saville, Rena Rowan for Saville, Ellen Kaye, Evan-Picone, Picone Sport, Elements by Evan-Picone, Studio Picone, Evan-Picone Sport, Tailored by Evan-Picone New York, Executive Suite, Strictly Business and Factory Finale. The Company has registered or applied for registration for these and other trademarks for use on a variety of items of apparel and apparel-related products in the United States and Canada. In addition, the Company has registered certain of its trademarks in other countries. These registered trademarks expire at various dates through 2011. The Company also licenses the Lauren Ralph Lauren label (see "Products" above). The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement.

Imports and Import Restrictions

  The Company's transactions with its foreign manufacturers and suppliers are subject to the risks of doing business abroad.

  The Company's import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries, including Hong Kong, Taiwan and Korea. These agreements impose quotas on the amount and type of goods which can be imported into the United States from these countries. Such agreements also allow the United States to impose at any time restraints on the importation of categories of merchandise that, under the terms of the agreements, are not subject to specified limits. The bilateral agreements through which quotas are imposed have been negotiated under the framework established by the Arrangement Regarding International
Trade in Textiles, known as the Multifiber Arrangement ("MFA"). Under the Uruguay Round Agreement on Textiles and Clothing, dated December 15, 1993, quotas established pursuant to the MFA will be gradually phased out over a ten-year transition period, after which textile and clothing trade will be fully integrated into the General Agreement on Trade and Tariffs ("GATT") and will be subject to the same disciplines as other sectors. The GATT agreement provides for expanded trade, improved market access, lower tariffs, and improved safeguard mechanisms.

  The Company monitors duty, tariff and quota-related developments and continually seeks to minimize its potential exposure to quota-related risks through, among other measures, geographical diversification of its manufacturing sources, the maintenance of overseas offices, allocation of overseas production to merchandise categories where more quota is available and shifts of production among countries and manufacturers.

  The Company's imported products are also subject to United States customs duties and, in the ordinary course of business, the Company is from time to time subject to claims by the United States Customs Service for duties and other charges. The passage by Congress of the North America Free Trade Act ("NAFTA") at the end of 1993 has enabled the Company to take advantage of lower manufacturing costs in Mexico.

  The United States and the other countries in which the Company's products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust presently prevailing quotas, duty or tariff levels, which could adversely affect the Company's operations and its ability to continue to import products at current or increased levels. The Company cannot predict the likelihood or frequency of any such events occurring.

  Because the Company's foreign manufacturers are located at greater geographic distances from the Company than its domestic manufacturers, the Company is generally required to allow greater lead time for foreign orders, which reduces the Company's manufacturing flexibility. Foreign imports are also affected by the high cost of transportation into the United States.

  In addition to the factors outlined above, the Company's future import operations may be adversely affected by political instability resulting in the disruption of trade from exporting countries, any significant fluctuation in the value of the dollar against foreign currencies and restrictions on the transfer of funds.

Backlog

  At December 31, 1996, the Company had unfilled customer orders of approximately $419 million, compared to approximately $301 million of such orders at December 31, 1995 (excluding approximately $27 million and $25 million, respectively, with respect to merchandise on order for the Company's factory outlet and full-price retail stores). These amounts include both confirmed orders and unconfirmed orders which the Company believes, based on industry practice and past experience, will be confirmed. The amount of unfilled orders at a particular time is affected by a number of factors, including the timing of the receipt and processing of customer orders and scheduling of the manufacture and shipping of the product, which in some instances is dependent on the desires of the customer. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Competition

  There is intense competition in the sectors of the apparel industry in which the Company participates. The Company competes with many other manufacturers, some of which are larger and have greater resources than the Company.

  The Company competes primarily on the basis of fashion, price and quality. The Company believes its competitive advantages include its ability to effectively anticipate and respond to changing consumer demands, its premier brand names and range of products and its ability to operate within the industry's production and delivery constraints. Furthermore, the Company's established brand names and relationships with retailers have resulted in a highly loyal following of customers.

  The Company considers the risk of formidable new competitors to be minimal due to barriers to entry such as significant startup costs and the long-term nature of supplier and customer relations. It has been the Company's belief that during the past few years, major department stores and specialty retailers have been increasingly unwilling to source garments from suppliers who are not well capitalized or do not have established reputations for delivering quality merchandise in a timely manner. However, there can be no assurance that significant new competitors will not develop in the future.

Employees

  At December 31, 1996, the Company had approximately 2,945 full-time employees. This total includes approximately 20 in executive or senior managerial positions, approximately 1,800 in quality control, production, design and distribution positions, approximately 345 in sales, clerical and office positions and approximately 780 in the Company factory outlet and full-price retail stores. The Company also employs approximately 686 part-time employees, of which approximately 656 work in the Company factory outlet and full-price retail stores.

  Approximately 335 of the Company's employees are members of the Teamsters Union, which has a four year labor agreement with the Company expiring in March 1998. The Company considers its relations with its employees to be satisfactory.


ITEM 2.  PROPERTIES

  The Company's principal executive office, warehousing and distribution facilities are located in Bristol, Pennsylvania. The Company leases its headquarters facility from a partnership which is equally owned by its Chairman and Chief Executive Officer and a former shareholder of the Company. See "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." The lease for this facility terminates in 1998.

  The general location, use and approximate size of the Company's principal properties, all of which are leased, are set forth below:

                                                               Approximate Area
Location                      Use                              in Square Feet
---------------------         -----------------------------    ----------------
Bristol, Pennsylvania         Headquarters, warehouse              403,000
                                 and distribution
Bristol, Pennsylvania         Materials warehouse                  102,400
Bristol, Pennsylvania         Distribution warehouse               208,000
Bristol, Pennsylvania         Computer and accounting               16,425
                                 services
Bristol, Pennsylvania         Administrative services               22,500
Ciudad Juarez, Mexico         Production                            66,850
Downsview, Canada             Canadian headquarters,               114,300
                                 warehouse and distribution
El Paso, Texas                Administrative services               33,250
Lawrenceburg, Tennessee       Distribution warehouses              870,000
New York, New York            Executive and sales offices          145,700
Rural Hall, North Carolina    Materials warehouse                  232,200

  The Company leases space for 196 outlet stores, four full-price retail stores and four coffee bars (aggregating approximately 560,866 square feet) at locations across the United States. The Company also leases regional sales offices and showrooms in Atlanta, Dallas, Los Angeles and Seattle. The Company believes that its existing facilities are well maintained, in good operating condition and that its existing and planned facilities will be adequate for its operations for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS

  There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not Applicable.

PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS


                                  First       Second      Third       Fourth
                                  Quarter     Quarter     Quarter     Quarter
                                  ---------   ---------   ---------   ---------
Price range of common stock:

1996
    High                          $24-1/4     $27-3/4     $37-3/8     $37-3/8
    Low                           $17-13/16   $23-1/4     $22-9/16    $29-5/8

1995
    High                          $13-15/16   $15-7/16    $18-3/8     $19-3/4
    Low                           $11-5/16    $12-15/16   $14-7/8     $15-3/16


  The Company's Common Stock is traded on the New York Stock Exchange under the symbol "JNY". The above figures set forth, for the periods indicated, the high and low sale prices per share of the Company's Common Stock as reported on the New York Stock Exchange Composite Tape. The last reported sale price per share of the Company's Common Stock on February 26, 1997 was $37-3/8 and on that date there were 146 holders of record of the Company's Common Stock. To date, the Company has not paid any cash dividends on shares of its Common Stock.
The Company anticipates that all of its future earnings will be retained for its financial requirements and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. All stock prices have been adjusted to reflect the 2-for-1 stock split effective October 2, 1996.

ITEM 6.  SELECTED FINANCIAL DATA

  The following financial information is qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this report. The selected consolidated financial information presented below is derived from the Company's audited Consolidated Financial Statements for each of the five years in the period ended December 31, 1996.



Year Ended December 31,       1996         1995         1994         1993         1992
                        ----------     --------     --------     --------     --------
Income Statement Data
    Net sales           $1,021,042     $776,365     $633,257     $541,152     $436,572
    Gross profit           303,792      229,952      194,682      177,410      150,728
    Operating income       130,256      101,131       87,862       78,925       67,552
    Income before
       provision for
       income taxes        127,763       99,668       87,345       79,019       66,617
    Provision for
       income taxes         46,889       36,183       32,425       30,660       25,314
    Net income              80,874       63,485       54,920       48,359<F1>   41,303

Per Share Data
    Net income per
       share<F2><F3>         $1.50        $1.19        $1.04        $0.92<F1>    $0.79
    Dividends paid
       per share                 -            -            -            -            -
    Weighted average
       number of common
       shares and share
       equivalents
       outstanding<F3>      54,077       53,458       52,925       52,413       52,379

December 31,                  1996         1995         1994         1993         1992
                          --------     --------     --------     --------     --------
Balance Sheet Data
    Working capital       $293,970     $260,853     $204,221     $159,175     $122,376
    Total assets           488,109      400,959      318,286      266,594      184,639
    Short-term debt,
       including current
       portion of capital
       lease obligations     3,067        2,327        1,859        1,722        1,131
    Long-term debt,
       including capital
       lease obligations    12,141       10,151        8,029        9,545        4,783
    Stockholders' equity   376,729      314,975      248,678      189,120      134,791


<F1> Represents income before cumulative effect of change in accounting principle for the year ended December 31, 1993. In 1993, the Company recorded a cumulative effect of a change in accounting principle for income taxes as a result of the adoption of SFAS 109 which increased net income by $1,376,000. Net income per share for the year ended December 31, 1993, including this change in accounting principle, was $0.95.

<F2> All net income per share numbers are presented on a fully diluted basis.
     Net income per share for the years ended December 31, 1996 and 1995 on a primary basis was $1.51 and $1.20, respectively. No dilution existed for all other periods presented.

<F3> On July 30, 1996, the Company's Board of Directors approved a two-for-one stock split of the Company's Common Stock in the form of a 100% stock dividend for shareholders of record as of September 12, 1996. Concurrently, the number of authorized shares of Common Stock was increased to 100,000,000. On October 2, 1996, a total of 26,744,580 shares of Common Stock were issued in connection with the split. The stated par value of each share remained at $0.01. All share and per share amounts have been restated to retroactively reflect the stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

  The following discussion provides information and analysis of the Company's results of operations from 1994 through 1996 and its liquidity and capital resources. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere herein. The Company has achieved compound annual growth rates of 27% for net sales and 22% for income from operations from 1994 to 1996. Net sales and income from operations in 1996 increased 32% and 29%, respectively, over 1995.

  The Company believes that it has achieved this growth by enhancing the brand equity of each of its labels through its focus on exceptional design, quality and value. The Company has also leveraged the strength of its brands to increase both the number of locations and amount of selling space in which its products are offered, as well as to introduce new product extensions. The Company has also benefitted from a trend among its major retail accounts to concentrate their women's apparel buying among a narrowing group of apparel vendors. As an example of the success of its product extensions, the Company's casual sportswear division, designed to address the trend toward more casual dressing, increased to 30% of the Company's net sales in 1996 as compared to 17% in 1994.

  The Company believes that it has continued opportunities to increase both its career and casual sportswear businesses by further developing its brands, increasing the number of locations that sell its product, expanding the amount of floor space within existing locations, and introducing new products. Career sportswear sales, which increased to $577.2 million in 1996 from $409.9 million in 1994, will be aided by the full rollout of the new Lauren Ralph Lauren label, which was first shipped to customers in the third quarter of 1996. Casual sportswear sales, which grew from $107.5 million in 1994 to $302.4 million in 1996, also present growth opportunities, although not necessarily at the rates historically achieved. Increases in the Company's suit and dress businesses (principally the Jones New York, Evan-Picone and Saville labels) will be offset by the phaseout of the Christian Dior label.

RESULTS OF OPERATIONS
1996 Compared to 1995

Net Sales
  Net sales in 1996 increased by 31.5%, or $244.6 million, to $1,021.0 million as compared to $776.4 million in 1995, due primarily to an increase in the number of units shipped. Career sportswear sales increased by 31.5%, or $138.1 million, to $577.2 million in 1996 as compared to $439.1 million in 1995. Casual sportswear sales in 1996 increased by 43.3%, or $91.4 million, to $302.4 million as compared to $211.0 million in 1995. Net sales for the Company's suit, dress and other category increased by 12.0%, or $15.1 million, to $141.4 million in 1996 as compared to $126.3 million in 1995.

Gross Profit
  The gross profit margin was 29.8% in 1996 as compared to 29.6% in 1995. The increase was primarily attributable to the impact of higher gross profit margins from the Company's major product lines as well as the introduction of the new Lauren Ralph Lauren label, which carries higher margins than the corporate average.

SG&A Expenses
  Selling, general and administrative expenses ("SG&A" expenses) of $186.6 million in 1996 represented an increase of $47.5 million over $139.1 million in 1995. As a percentage of sales, SG&A expenses increased to 18.3% in 1996 from 17.9% in 1995. Expenses associated with the Lauren Ralph Lauren product advertising and royalties and associated operating costs, as well as the Company's overall sales growth, added significant expenses during 1996. Retail store operating expenses increased by $10.2 million, reflecting the added cost of 25 new stores in operation at the end of 1996.

Licensing Income
  Licensing income increased by $2.7 million to $13.0 million in 1996 as compared to $10.3 million in 1995. Income from licenses under the Jones New York label increased $2.1 million while income from licenses under the Evan-Picone label rose by $0.6 million.

Operating Income
  The resulting 1996 operating profit of $130.3 million increased by $29.2 million, as compared to $101.1 million during 1995. The operating profit margin decreased to 12.8% in 1996 from 13.0% in 1995, largely as a result of the higher percentage of SG&A expenses to sales during 1996.

Net Interest Expense
  Net interest expense was $2.5 million in 1996 compared to $1.5 million in 1995. The primary reasons for the change were higher average overall borrowings and interest on capital leases for additional warehouse facilities during 1996.

Provision for Income Taxes
  The effective income tax rate for 1996 was 36.7% as compared to 36.3% in 1995. The increase was primarily due to higher state income tax provisions for 1996.

Net Income
  Net income increased by 27.4% to $80.9 million in 1996, an increase of $17.4 million over the net income of $63.5 million earned in 1995. Net income as a percentage of sales was 7.9% in 1996, compared to 8.2% in 1995.

1995 Compared to 1994

Net Sales
  Net sales in 1995 increased by 22.6%, or $143.1 million, to $776.4 million as compared to $633.3 million in 1994, due primarily to an increase in the number of units shipped. Career sportswear sales increased by 7.1%, or $29.2 million, to $439.1 million in 1995 as compared to $409.9 million in 1994. Casual sportswear sales in 1995 increased by 96.3%, or $103.5 million, to $211.0 million as compared to $107.5 million in 1994. Net sales for the Company's suit, dress and other category increased by 9.0%, or $10.4 million, to $126.3 million in 1995 as compared to $115.9 million in 1994.

Gross Profit
  The gross profit margin was 29.6% in 1995 as compared to 30.7% in 1994. The gross margin impact of the large increase in casual sportswear sales, which carry lower margins than the Company's other product categories, was the major factor, although the impact was somewhat offset by improved margins in the Company's career sportswear divisions.

SG&A Expenses
  Selling, general and administrative expenses ("SG&A" expenses) of $139.1 million in 1995 represented an increase of $23.8 million over 1994. As a percentage of sales, SG&A expenses decreased to 17.9% in 1995 from 18.2% in 1994. Retail store operating expenses increased by $10.7 million, reflecting the added cost of 42 new stores in operation at the end of 1995. Amortization of the Evan-Picone trademark amounted to $1.3 million for each year, offset by amortization of the excess of net assets acquired over cost of $1.8 million and $3.0 million in 1995 and 1994, respectively. Capitalized startup costs for new labels, net of amortization, were $1.6 million in 1995.

Licensing Income
  Licensing income increased by $1.8 million to $10.3 million in 1995 as compared to $8.5 million in 1994. Licenses under the Jones New York and Evan-Picone labels contributed equally to the growth.

Operating Income
  The resulting 1995 operating profit of $101.1 million increased by $13.2 million, as compared to $87.9 million during 1994. The operating profit margin decreased to 13.0% in 1995 from 13.9% in 1994, largely as a result of the lower gross profit margins offset by the lower percentage of SG&A expenses to sales achieved during 1995.

Net Interest Expense
  Net interest expense was $1.5 million in 1995 compared to $0.5 million in 1994. The increase was the result of higher average overall borrowings and borrowing rates during 1995.

Provision for Income Taxes
  The effective income tax rate for 1995 was 36.3% as compared to 37.1% in 1994. The decrease was primarily due to reduced state income tax provisions for 1995.

Net Income
  Net income increased by 15.6% to $63.5 million in 1995, an increase of $8.6 million over the net income of $54.9 million earned in 1994. Net income as a percentage of sales was 8.2% in 1995, compared to 8.7% in 1994.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal capital requirements have been to fund working capital needs, capital expenditures and, beginning in 1995, to repurchase the Company's Common Stock on the open market. The Company has historically relied primarily on internally generated funds, trade credit and bank borrowings to finance its operations and expansion.

  Net cash provided by operations was $70.7 million, $8.9 million and $8.8 million in 1996, 1995 and 1994, respectively. The $61.8 million improvement for 1996 was primarily due to higher net income, a $37.8 million increase in inventories in 1996 as compared to a $53.1 million increase in 1995, a $10.6 million reduction in prepaid expenses and other current assets and a larger increase in accrued expenses in 1996 over 1995 ($4.5 million and $0.8 million, respectively). The inventory increase for 1995 and 1996 was the result of the inventory levels required to meet anticipated wholesale shipments for the first quarter of the following year and the net addition of 42 retail stores in 1995 and 25 retail stores during 1996. The increase in accounts receivable for both 1995 and 1996 resulted from the increase in net sales during the fourth quarter. The increase in cash provided by operations from 1994 to 1995 was primarily due to higher adjusted net income and an increase in accounts payable of $13.4 million, offset by net increases in accounts receivable of $17.9 million and inventories of $53.1 million.

  Net cash used in investing activities increased by $19.9 million in 1996 to $35.3 million and increased by $1.1 million in 1995 to $15.4 million. Cash used in investing activities has been primarily for the opening of additional warehouse facilities, the acquisition of the minority interest of Fashion Enterprises, Inc. in 1994 (see Note 3 to Notes to Consolidated Financial Statements) and a $1.5 million payment made in 1996 to satisfy all future royalty obligations to the former owner of the Evan-Picone trademark. In addition, to support anticipated growth in the number of units shipped, the Company has committed to the construction of an additional warehouse facility in 1997. This facility, including related equipment, is estimated to cost $10.0 million and the Company plans to finance all or a portion of the construction through capital lease financing.

  Net cash provided by (used in) financing activities was $(22.2) million in 1996, $2.4 million in 1995 and $(0.1) million in 1994. The principal reasons for the changes were $5.0 million in proceeds from capital leases in each of the years 1996 and 1995 for construction of additional warehouse facilities and transactions involving the Company's Common Stock. In 1996 and 1995, the Company repurchased $33.6 million and $4.6 million, respectively, of its Common Stock on the open market under an announced program under which the Company is authorized to acquire up to $100.0 million of such shares through the end of 1997. As of December 31, 1996, an aggregate of $38.2 million had been expended pursuant to the stock repurchase program. Proceeds from the issuance of common stock to employees exercising stock options amounted to $9.1 million, $4.7 million and $1.6 million in 1996, 1995 and 1994, respectively.

  As of December 31, 1996, the Company had credit arrangements with six United States financial institutions which totalled $330.0 million (see Note 6 of Notes to Consolidated Financial Statements). These lines, which may be used for unsecured borrowings and letters of credit (issued primarily to finance foreign inventory purchases), contain an aggregate sub-limit of $190.0 million for unsecured borrowings with rates depending on the borrowing vehicle utilized. At December 31, 1996, $100.1 million was utilized for letters of credit and there were no short-term borrowings outstanding, leaving $229.9 million available for additional borrowings or letters of credit at that date. The Company also has a line of credit with a Canadian institution for C$4.0 million to be used for unsecured borrowings under which no amounts were outstanding at December 31, 1996.

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

SEASONALITY OF BUSINESS

  Historically, the Company's sales and profit levels fluctuate by quarter.
As a result, the Company experiences seasonal increases and decreases in its working capital requirements. These patterns result primarily from the timing of shipments for each season; however, the timing of seasonal shipments can vary from quarter to quarter. Fall merchandise is shipped principally in the third quarter while Spring merchandise is shipped primarily in the first quarter. Summer and Holiday/Resort goods, the smaller of the seasons, are shipped primarily in the second and fourth quarters, respectively. For an analysis of quarterly historical operating trends, see Note 16 of Notes to Consolidated Financial Statements.

NEW ACCOUNTING STANDARDS

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which provides for the calculation of "basic" and "diluted" earnings per share as opposed to the current "primary" and "fully diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options in a manner similar to fully diluted earnings per share, except that the use of the market price at the end of the period when that price is higher than the average market price for the period has been eliminated. This standard is effective for periods ending after December 15, 1997. The adoption of this standard is not expected to have a significant effect on the Company's earnings per share calculation.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

  This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended which represent the Company's expectations of beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of national and regional economic conditions, the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, customer acceptance of both new designs and newly-introduced product lines, and financial difficulties encountered by customers. All statements other than statements of historical facts included in this Annual Report, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition," are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

STATEMENT OF MANAGEMENT RESPONSIBILITY

  The management of Jones Apparel Group, Inc. is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other financial information presented in this report. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and properly reflect the effects of certain estimates and judgements made by management.

  The Company's management maintains an effective system of internal control that is designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management's authorization. The system is continuously monitored by direct management review, the independent accountants and by internal auditors who conduct an extensive program of audits throughout the Company.

  The Company's consolidated financial statements have been audited by BDO Seidman, LLP, independent accountants. Their audits were conducted in accordance with generally accepted auditing standards, and included a review of financial controls and tests of accounting records and procedures as they considered necessary in the circumstances.

  The Audit Committee of the Board of Directors, which consists of outside directors, meets regularly with management, the internal auditors and the independent accountants to review accounting, reporting, auditing and internal control matters. The committee has direct and private access to both internal and external auditors.

/s/ Sidney Kimmel     /s/ Wesley R. Card

Sidney Kimmel         Wesley R. Card
Chairman              Chief Financial Officer


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Jones Apparel Group, Inc.

  We have audited the accompanying consolidated balance sheets of Jones Apparel Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Apparel Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ BDO Seidman, LLP

BDO Seidman, LLP
New York, New York
February 7, 1997

Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in thousands except per share data)



December 31,                                                1996                1995
                                                        --------            --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                             $ 30,085            $ 16,864
  Accounts receivable, net of allowance
    of $2,263 and $2,257 for doubtful accounts           112,678              92,147
  Inventories                                            214,437             176,626
  Receivable from and advances to contractors             11,490              21,083
  Deferred taxes                                           9,708              12,265
  Prepaid expenses and other current assets               11,432              12,480
                                                        --------            --------
    TOTAL CURRENT ASSETS                                 389,830             331,465

PROPERTY, PLANT AND EQUIPMENT, at cost, less
  accumulated depreciation and amortization               61,696              36,657
INTANGIBLES, at cost less accumulated amortization        26,288              26,585
DEFERRED TAXES                                               461                 120
OTHER ASSETS                                               9,834               6,132
                                                        --------            --------

                                                        $488,109            $400,959
                                                        ========            ========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                     $     41            $     71
  Current portion of capital lease obligations             3,026               2,256
  Accounts payable                                        72,569              59,077
  Income taxes payable                                     8,959               2,427
  Accrued expenses and other current liabilities          11,265               6,781
                                                        --------            --------
    TOTAL CURRENT LIABILITIES                             95,860              70,612
                                                        --------            --------

NONCURRENT LIABILITIES:
  Obligations under capital leases                        12,134              10,102
  Long-term debt                                               7                  49
                                                        --------            --------

  TOTAL NONCURRENT LIABILITIES                            12,141              10,151
                                                        --------            --------

  TOTAL LIABILITIES                                      108,001              80,763
                                                        --------            --------

COMMITMENTS AND CONTINGENCIES                                  -                   -

EXCESS OF NET ASSETS ACQUIRED OVER COST                    3,379               5,221

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value - shares
    authorized 1,000; none issued                              -                   -
  Common stock, $.01 par value - shares
    authorized 100,000; issued 53,595 and 52,563             536                 263
  Additional paid-in capital                              99,140              84,172
  Retained earnings                                      317,192             236,318
  Cumulative foreign currency translation adjustment      (1,154)             (1,140)
                                                        --------            --------

                                                         415,714             319,613
  Less treasury stock, 1,600 and 261 shares, at cost     (38,985)             (4,638)
                                                        --------            --------

    TOTAL STOCKHOLDERS' EQUITY                           376,729             314,975
                                                        --------            --------

                                                        $488,109            $400,959
                                                        ========            ========



See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Income
(All amounts in thousands except per share data)



Year Ended December 31,                         1996            1995            1994
                                          ----------        --------        --------
NET SALES                                 $1,021,042        $776,365        $633,257

COST OF GOODS SOLD                           717,250         546,413         438,575
                                          ----------        --------        --------

  Gross profit                               303,792         229,952         194,682

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                   186,572         139,135         115,307
LICENSING INCOME                             (13,036)        (10,314)         (8,487)
                                          ----------        --------        --------

  Income from operations                     130,256         101,131          87,862

INTEREST EXPENSE                               3,040           1,908           1,212
INTEREST INCOME                                 (547)           (445)           (695)
                                          ----------        --------        --------

  Income before provision for
    income taxes                             127,763          99,668          87,345

PROVISION FOR INCOME TAXES                    46,889          36,183          32,425
                                          ----------        --------        --------

NET INCOME                                $   80,874        $ 63,485        $ 54,920
                                          ==========        ========        ========



EARNINGS PER SHARE
    Primary                                    $1.51           $1.20           $1.04
    Fully diluted                              $1.50           $1.19           $1.04

WEIGHTED AVERAGE COMMON SHARES AND SHARE
  EQUIVALENTS OUTSTANDING
    Primary                                   53,665          53,046          52,924
    Fully diluted                             54,077          53,458          52,925



See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity
(All amounts in thousands)


                                                       Cumulative
                                                          foreign
                                                         currency
                                                           trans-               Total
                                   Additional              lation               stock-
                            Common    paid-in   Retained  adjust-  Treasury    holders'
                             stock    capital   earnings    ments     stock     equity
                              ----    -------   --------  -------  --------   --------
BALANCE, JANUARY 1, 1994      $256    $71,688   $117,996  $  (820) $       -  $189,120

YEAR ENDED DECEMBER 31, 1994:
  Executive stock
    options issued               -        428          -        -          -       428
  Recognition of deferred
    compensation in
    connection with
    executive stock options      -       (428)         -        -          -      (428)
  Amortization of deferred
    compensation of
    executive stock options
    outstanding                  -        274          -        -          -       274
  Net income                     -          -     54,920        -          -    54,920
  Exercise of stock options      3      1,620          -        -          -     1,623
  Tax benefit derived from
    exercise of stock options    -      3,129          -        -          -     3,129
  Foreign currency
    translation adjustments      -          -          -     (388)         -      (388)
                              ----    -------   --------   -------   -------  --------
BALANCE, DECEMBER 31, 1994     259     76,711    172,916   (1,208)         -   248,678

YEAR ENDED DECEMBER 31, 1995:
  Amortization of deferred
    compensation in
    connection with
    executive stock options      -       232           -         -         -       232
  Net income                     -         -      63,485         -         -    63,485
  Exercise of stock options      4     4,730         (83)        -       168     4,819
  Tax benefit derived from
    exercise of stock options    -     2,499           -         -         -     2,499
  Stock tendered as payment
    for options exercised        -         -           -         -      (168)     (168)
  Treasury stock acquired        -         -           -         -    (4,638)   (4,638)
  Foreign currency
    translation adjustments      -         -           -        68         -        68
                              ----    -------   --------   -------   -------  --------
BALANCE, DECEMBER 31, 1995     263    84,172     236,318    (1,140)   (4,638)  314,975

YEAR ENDED DECEMBER 31, 1996:
  Executive stock
    options issued               -       274           -         -         -       274
  Recognition of deferred
    compensation in
    connection with
    executive stock options      -      (274)          -         -         -      (274)
  Amortization of deferred
    compensation in
    connection with
    executive stock options      -       290           -         -         -       290
  Net income                     -         -      80,874         -         -    80,874
  Exercise of stock options      6     9,825           -         -         -     9,831
  Tax benefit derived from
    exercise of stock options    -     5,157           -         -         -     5,157
  Stock tendered as payment
    for options exercised        -         -           -         -      (763)     (763)
  Treasury stock acquired        -         -           -         -   (33,584)  (33,584)
  Effect of 2-for-1
    stock split                267      (267)          -         -         -         -
  Registration of 1996
    Stock Option Plan            -       (37)          -         -         -       (37)
  Foreign currency
    translation adjustments      -         -           -       (14)        -       (14)
                              ----    -------   --------   -------  --------  --------
BALANCE, DECEMBER 31, 1996    $536    $99,140   $317,192   $(1,154) $(38,985) $376,729
                              ====    =======   ========   =======  ========  ========


See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows
(All amounts in thousands)



Year Ended December 31,                             1996         1995         1994
                                                 -------      -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $80,874      $63,485      $54,920
                                                 -------      -------      -------
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                  8,948        6,724        4,192
    Provision for losses on trade receivables        800         (464)        (355)
    Deferred taxes                                 7,233        7,622        3,038
    Other                                            416           40          390

  Decrease (increase) in:
    Trade receivables                            (21,349)     (17,873)     (27,200)
    Inventories                                  (37,814)     (53,077)     (23,326)
    Prepaid expenses and other current assets     10,624      (10,746)      (4,656)
    Other assets                                  (3,703)      (5,027)      (2,416)

  Increase (decrease) in:
    Accounts payable                              13,498       13,371        3,668
    Taxes payable                                  6,673        4,116        1,775
    Accrued expenses and other
      current liabilities                          4,492          768       (1,187)
                                                 -------      -------      -------
    Total adjustments                            (10,182)     (54,546)     (46,077)
                                                 -------      -------      -------
    Net cash provided by operating activities     70,692        8,939        8,843
                                                 -------      -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                           (34,066)     (16,013)      (9,490)
  Proceeds from disposition of assets                261          635            3
  Acquisition of trademarks and licenses          (1,492)         (28)         (78)
  Acquisition of minority interest in
    Fashion Enterprises, Inc.                          -            -       (4,694)
                                                 -------      -------      -------
  Net cash used in investing activities          (35,297)     (15,406)     (14,259)
                                                 -------      -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt and
    capital leases                                (2,623)      (2,606)      (1,760)
  Purchases of treasury stock                    (33,584)      (4,638)           -
  Proceeds from capital leases                     5,000        5,000            -
  Proceeds from exercise of stock options          9,068        4,651        1,623
  Other                                              (37)           -            -
                                                 -------      -------      -------
    Net cash provided by (used in)
      financing activities                       (22,176)       2,407         (137)
                                                 -------      -------      -------

EFFECT OF EXCHANGE RATES ON CASH                       2         (202)        (331)
                                                 -------      -------      -------

NET INCREASE (DECREASE) IN CASH                   13,221       (4,262)      (5,884)

CASH AND CASH EQUIVALENTS, BEGINNING              16,864       21,126       27,010
                                                 -------      -------      -------
CASH AND CASH EQUIVALENTS, ENDING                $30,085      $16,864      $21,126
                                                 =======      =======      =======


See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements


NOTE 1.  SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation
  The consolidated financial statements include the accounts of Jones Apparel Group, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Credit Risk
  Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents in investment-grade, short-term debt instruments with quality financial institutions and the U.S. Government and, by policy, limits the amount of credit exposure in any one financial vehicle. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The allowance for non-collection of accounts receivable is based upon the expected collectibility of all accounts receivable.

Financial Instruments
  The fair value of cash and cash equivalents and receivables approximate their carrying value due to their short-term maturities.

Inventories
  Inventories are stated at the lower of cost or market. Wholesale inventories are determined using the first-in, first-out method while retail inventories are determined using the retail method.

Property, Plant, Equipment and Depreciation
  Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets ranging from five to eight years.

Leased Property Under Capital Leases
  Property under capital leases is amortized over the lives of the respective leases or the estimated useful lives of the assets.

Intangibles
  Intangibles, which include trademarks and license agreements, are amortized on a straight-line basis over the estimated useful lives of the assets.

Startup Costs
  Costs incurred in the startup phase of new labels are capitalized and amortized over a period of 18 months beginning in the period with initial shipments of products bearing the label.

Excess of Net Assets Acquired Over Cost
  The excess of net assets acquired over cost of acquired businesses is amortized using the straight-line method over a five year period.

Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)


Foreign Currency Translation
  The financial statements of the foreign subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translations." Balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period. Gains and losses resulting from the translation are accumulated in a separate component of stockholders' equity. Segment data is not provided as foreign operations are not material.

Treasury Stock
  Treasury stock is recorded at net acquisition cost. Gains and losses on disposition are recorded as increases or decreases to capital with losses in excess of previously recorded gains charged directly to retained earnings.

Revenue Recognition
  Sales are recognized upon shipment of products or, in the case of retail sales, at the time of register receipt. Allowances for estimated returns are provided when sales are recorded.

Income Taxes
  The Company uses the asset and liability method of accounting for income taxes. Current tax assets and liabilities are recognized for the estimated Federal, foreign, state and local income taxes payable or refundable on the tax returns for the current year. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary timing differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred income tax provisions are based on the changes to the respective assets and liabilities from period to period.

Stock Options
  The Company uses the intrinsic value method of accounting for employee stock options as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount the employee must pay to acquire the stock. The compensation cost is recognized over the vesting period of the options.

Earnings per Share
  The computation of earnings per share is based on the weighted average number of common shares outstanding during the period plus, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. Fully diluted earnings per share also reflect additional dilution related to stock options due to the use of the market price at the end of the period when this price is higher than the average market price for the period.

Cash Equivalents
  The Company considers all highly liquid debt instruments to be cash equivalents.

Long-Lived Assets
  The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1996. The Company reviews certain long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
In that regard, the Company assesses the recoverability of such assets based upon estimated non-discounted cash flow forecasts.

Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)


NOTE 2.  COMMON STOCK

  On July 30, 1996, the Company's Board of Directors approved a two-for-one stock split of the Company's Common Stock in the form of a 100% stock dividend for shareholders of record as of September 12, 1996. Concurrently, the number of authorized shares of Common Stock was increased to 100,000,000. On October 2, 1996, a total of 26,744,580 shares of Common Stock were issued in connection with the split. The stated par value of each share remained at $0.01. The issuance of authorized but unissued shares resulted in the transfer of $267,000 from additional paid-in capital to common stock, representing the par value of the shares issued. All share and per share amounts have been restated to retroactively reflect the stock split.


NOTE 3.  ACQUISITIONS

  On November 8, 1993, the Company acquired 80% ownership of Fashion Enterprises, Inc. ("FEI") as a result of a reorganization plan confirmed by the U.S. Bankruptcy Court for the Western District of Texas. FEI operates as an exclusive manufacturing contractor for the Company. FEI was located in El Paso, Texas with two manufacturing facilities in Ciudad de Juarez, Mexico.
The Company acquired its 80% ownership in satisfaction of a $410,000 advance that had been made to FEI prior to bankruptcy and its agreement to finance FEI's reorganization plan with up to $650,000 in loans. The acquisition was accounted for as a purchase with the results of FEI included from the acquisition date.
In connection with the FEI acquisition, the Company recorded a deferred tax asset for the tax effect of FEI's net operating loss carryforward, which was completely utilized by December 31, 1996. The acquisition of FEI and its net operating losses resulted in an excess of net assets acquired over cost of $15,336,000 after application to all noncurrent assets acquired. This amount is being amortized on a straight-line basis over five years from the date of acquisition.

  On December 15, 1994, the Company acquired the remaining 20% of FEI for $4,694,000 in cash. The acquisition of this minority interest reduced the recorded excess of net assets acquired over cost by $4,755,000. On December 31, 1994, FEI was merged with and into the Company.


NOTE 4.  INVENTORIES

  Inventories are summarized as follows:


  December 31,                                            1996            1995
  (In thousands)                                      --------        --------

  Raw materials                                       $ 38,571        $ 36,908
  Work in process                                       37,682          30,872
  Finished goods                                       138,184         108,846
                                                      --------        --------

                                                      $214,437        $176,626
                                                      ========        ========


Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)


NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

  Major classes of property, plant and equipment are as follows:




  December 31,                                            1996            1995
  (In thousands)                                      --------        --------


  Land and buildings                                  $ 36,763        $ 13,839
  Leasehold improvements                                24,712          19,424
  Machinery and equipment                               25,340          16,203
  Furniture and fixtures                                 6,932           5,197
  Construction in progress                               1,076           7,379
                                                      --------        --------
                                                        94,823          62,042
  Less: accumulated depreciation and amortization       33,127          25,385
                                                      --------        --------

                                                      $ 61,696        $ 36,657
                                                      ========        ========

  Included in property, plant and equipment are the following capitalized leases:


  December 31,                                            1996            1995
  (In thousands)                                      --------        --------

  Buildings                                           $ 31,006        $ 13,839
  Machinery and equipment                                3,538           3,186
  Construction in progress                                   -           6,733
                                                      --------        --------
                                                        34,544          23,758
  Less: accumulated amortization                        10,243           8,394
                                                      --------        --------

                                                      $ 24,301        $ 15,364
                                                      ========        ========


NOTE 6.  SHORT-TERM BORROWINGS

  At December 31, 1996, the Company had credit arrangements with six United States financial institutions which totalled $330,000,000. These lines, which may be used for unsecured borrowings and letters of credit (issued primarily to finance foreign inventory purchases), contain an aggregate sub-limit of $190,000,000 for unsecured borrowings with rates depending on the borrowing vehicle utilized. At December 31, 1996, the estimated aggregate interest rate on the lines was 7.25%. The Company was committed for unexpired bank letters of credit at December 31, 1996 in the amount of $100,124,000 and there were no short-term borrowings outstanding, leaving $229,876,000 available for additional borrowings or letters of credit at that date. The Company also has a line of credit with a Canadian institution for C$4,000,000 to be used for unsecured borrowings under which no amounts were outstanding at December 31, 1996.

Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)


NOTE 7.  OBLIGATIONS UNDER CAPITAL LEASES

    Obligations under capital leases consist of the following:


  December 31,                                            1996            1995
  (In thousands)                                      --------        --------
  Warehouses, office facility and equipment           $ 15,160        $ 12,358
  Less: current portion                                  3,026           2,256
                                                      --------        --------

  Obligations under capital leases - noncurrent       $ 12,134        $ 10,102
                                                      ========        ========


  The Company occupies a warehouse and office facility leased from an affiliated real estate partnership which is 50% owned by the Company's Chairman. The fifteen year net lease runs until March 15, 1998 and requires minimum annual rent payments of $1,000,000. The lease was capitalized at the fair market value of the facility which approximated the present value of the minimum lease payments.

  The Company occupies warehouse and office facilities leased from the City of Lawrenceburg, Tennessee. Three ten-year net leases run until February 2004, July 2005 and May 2006, respectively, and require minimum annual rent payments of $500,000 each plus accrued interest. In connection with these leases, the Company guaranteed $15,000,000 of Industrial Development Bonds issued in order to construct the facilities, $12,583,000 of which remained unpaid as of December 31, 1996. The financing agreement with the issuing authority (i) requires the Company to maintain stipulated levels of insurance and tangible net worth, (ii) requires the Company to maintain minimum ratios of cash flow to debt service and liabilities to tangible net worth and (iii) contains certain other restrictions.

  The Company also leases various equipment under three to five year leases at an aggregate annual rental of $671,000. The equipment has been capitalized at its fair market value of $2,429,000, which approximates the present value of the minimum lease payments.

  The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 31, 1996:


    Year Ending December 31,
    (In thousands)

    1997                                                       $ 3,996
    1998                                                         2,885
    1999                                                         2,601
    2000                                                         2,012
    2001                                                         1,910
    Later years                                                  5,853
                                                                ------

    Total minimum lease payments                                19,257
    Less: amount representing interest                           4,097
                                                               -------

    Present value of net minimum lease payments                $15,160
                                                               =======


Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)


NOTE 8.  COMMITMENTS

  (a) LEASES. Total rent expense charged to operations for the years ended December 31, 1996, 1995 and 1994 was $18,888,000, $15,359,000 and $11,155,000,
respectively.

  The following is a schedule by year of future minimum rental payments required under operating leases for the next five years:



    Year Ending December 31,
    (In thousands)

    1997                                                          $ 15,580
    1998                                                            14,365
    1999                                                            13,210
    2000                                                            11,012
    2001                                                             9,347
    Later years                                                      5,859
                                                                  --------

                                                                  $ 69,373
                                                                  ========


  Certain of the leases provide for renewal options and the payment of real estate taxes and other occupancy costs.

  (b) CONTINGENT LIABILITIES. Various lawsuits and claims arising during the normal course of business are pending against the Company and its consolidated subsidiaries. In the opinion of management, the ultimate liability, if any, resulting from these matters will have no significant effect on the Company's consolidated financial position, results of operations or liquidity.

  (c) ROYALTIES. Under an exclusive license to manufacture certain items under the Lauren Ralph Lauren trademark pursuant to license and design service agreements with Polo Ralph Lauren, L.P., the Company is obligated to pay Polo Ralph Lauren, L.P. a percentage of net sales of Lauren Ralph Lauren products. Under these agreements, minimum payments of $7,000,000 are due for each of the years 2000 and 2001. The license and design service agreements expire on December 31, 2001 and provide for certain renewal options at that time.

Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)


NOTE 9.  INCOME TAXES

  The following summarizes the provision for income taxes:



  Year ended December 31,                   1996           1995           1994
  (In thousands)                        --------       --------       --------
  Current:
    Federal                             $ 34,522       $ 23,236       $ 25,528
    State and local                        3,733          3,030          2,545
    Foreign                                1,401          2,295          1,314
                                        --------       --------       --------
                                          39,656         28,561         29,387
                                        --------       --------       --------
  Deferred:
    Federal                                7,722          7,653          2,774
    State and local                         (489)           (31)           264
                                        --------       --------       --------
                                           7,233          7,622          3,038
                                        --------       --------       --------

  Provision for income taxes            $ 46,889       $ 36,183       $ 32,425
                                        ========       ========       ========


  The foreign and domestic components of income before provision for income taxes were as follows:



  Year ended December 31,                   1996           1995           1994
  (In thousands)                        --------       --------       --------
  United States                         $125,650       $ 94,224       $ 84,164
  Canada                                   2,378          2,666          1,516
  Other                                     (265)         2,778          1,665
                                        --------       --------       --------
  Income before provision for
    income taxes                        $127,763       $ 99,668       $ 87,345
                                        ========       ========       ========


  The provision for income taxes on adjusted historical income differs from the amounts computed by applying the applicable Federal statutory rates due to the following:



  Year ended December 31,                   1996           1995           1994
  (In thousands)                        --------       --------       --------
  Provision for Federal income taxes
    at the statutory rate               $ 44,717       $ 34,884       $ 30,571
  State and local income taxes, net
    of federal benefit                     2,108          1,949          2,449
  Amortization of excess of net
    assets acquired over cost               (645)          (645)        (1,056)
  Other items, net                           709             (5)           461
                                        --------       --------       --------

  Provision for income taxes            $ 46,889       $ 36,183       $ 32,425
                                        ========       ========       ========


Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)


  The Company has not provided for U.S. Federal and foreign withholding taxes on $1,545,000 of foreign subsidiaries' undistributed earnings as of December 31, 1996. Such earnings are intended to be reinvested indefinitely. It is not practical to determine the amount of income tax liability that would have resulted had such earnings been actually repatriated. On repatriation certain foreign countries impose withholding taxes. The amount of withholding tax that would be payable on remittance of the entire amount of undistributed earnings would approximate $85,000.

  The following is a summary of the significant components of the Company's deferred tax assets and liabilities:


  December 31,                                            1996            1995
  (In thousands)                                      --------        --------
  Deferred tax assets:
    Nondeductible accruals and allowances             $  8,009        $  1,860
    Operating loss carryforwards                             -          10,670
    Depreciation and amortization                        1,118             (25)
    Other (net)                                          1,042            (120)
                                                      --------        --------

    Net deferred tax asset                            $ 10,169        $ 12,385
                                                      ========        ========



NOTE 10.  INTANGIBLE ASSETS

  Intangible assets consist of trademarks and license agreements. Intangibles are amortized on a straight-line basis over their estimated lives, which vary from 1-1/2 to 20 years. Trademarks and license agreements as of December 31, 1996 and 1995 consisted of:




                                                                        Useful
                                                                         lives
  December 31,                              1996          1995          (years)
  (In thousands)                        --------      --------     -----------
  Trademarks                            $ 26,865      $ 25,373              20
  License agreements                       5,319         5,319     1-1/2 to 19
                                        --------      --------

                                          32,184        30,692
  Less: accumulated amortization           5,896         4,107
                                        --------      --------

                                        $ 26,288      $ 26,585
                                        ========      ========


Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)


NOTE 11.  SIGNIFICANT CUSTOMERS

  The significant portion of the Company's sales are to retailers throughout the United States and Canada. Sales to nine department store customers currently owned by the Federated Department Stores, Inc. ("Federated") accounted for 20%, 21% and 20% for the years ended December 31, 1996, 1995 and 1994, respectively. Sales to eight department store customers currently owned by the May Department Stores Company ("May") accounted for 20%, 19% and 19% for the years ended December 31, 1996, 1995 and 1994, respectively. Federated and May accounted for 42% of accounts receivable at December 31, 1996.


NOTE 12.  COMMON STOCK REPURCHASE PROGRAM

  In 1995, the Board of Directors authorized the repurchase of up to $100,000,000 of the Company's Common Stock in open market transactions over a two-year period ending in December, 1997. As of December 31, 1996, 1,572,200 shares had been acquired at a total cost of $38,222,000, leaving $61,778,000 available for future repurchases.


NOTE 13.  STOCK OPTIONS

  At December 31, 1996, the Company has two stock option plans, which are described below. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the plans. Under APB Opinion 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

  Under the Company's 1991 and 1996 Stock Option Plans, options to purchase an aggregate of not more than 5,000,000 shares and 4,000,000 shares, respectively, of common stock may be granted from time to time to key employees, officers, directors, advisors and independent consultants to the Company or to any of its subsidiaries. The Plans are administered by the Board of Directors, which has empowered a committee of directors to administer the Plans.

  Under both plans, the per share exercise price for incentive stock options ("ISOs") will not be less than 100% of the fair market value of a share of the common stock on the date the option is granted (110% of fair market value on the date of grant of an ISO if the optionee owns more than 10% of the Company). Under the 1991 Plan, the per share exercise price for non-qualified stock options ("NQSOs") will not be less than 75% of the fair market value on the date the option is granted. The 1996 Plan has no restrictions on NQSO pricing. Under the 1991 Plan, options may be granted for a term to be determined by the committee of not less than one or more than ten years from the date of grant; under the 1996 Plan, options may be granted for a term of not less than six months or more than ten years from the date of grant.

  FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value-based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: no dividends paid for all years; expected volatility of 40.7% and 38.9%; risk-free interest rates of 6.16% and 6.20%; and expected lives of
3.0 and 3.0 years.

Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)


    Under the accounting provisions of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table.



  December 31,                                     1996               1995
                                                -------            -------
  Net income (in thousands)
    As reported                                 $80,874            $63,485
    Pro forma                                    79,074             63,387

  Primary earnings per share
    As reported                                   $1.51              $1.20
    Pro forma                                     $1.47              $1.19

  Fully diluted earnings per share
    As reported                                   $1.50              $1.19
    Pro forma                                     $1.46              $1.19


  The following table contains information on stock options for the three year period ended December 31, 1996:


                                                              Exercise      Weighted
                                         Option            price range       average
                                         shares              per share         price
                                      ---------     ------------------      --------
Outstanding, January 1, 1994          5,038,200       $0.40 to $16.125         $7.59
Granted                               1,274,000      $12.00 to $17.125        $12.76
Exercised                               660,500        $0.40 to $11.25         $2.46
Forfeited                             1,925,334       $0.40 to $17.125         $8.79
                                      ---------     ------------------      --------
Outstanding, December 31, 1994        3,726,366       $0.40 to $16.125         $9.65
Granted                                 180,000       $12.00 to $17.75        $14.28
Exercised                               777,766        $0.40 to $14.25         $6.20
Forfeited                                78,000       $7.00 to $16.125        $13.63
                                      ---------     ------------------      --------
Outstanding, December 31, 1995        3,050,600        $0.40 to $17.75        $10.71
Granted                               2,166,000     $14.715 to $34.375        $24.53
Exercised                             1,031,230      $0.40 to $14.5625         $9.53
Forfeited                                76,200        $7.00 to $24.00        $16.80
                                      ---------     ------------------      --------
Outstanding, December 31, 1996        4,109,170       $0.40 to $34.375        $18.17
                                      =========     ==================      ========

Exercisable at year-end
    1994                                941,966       $0.40 to $16.125         $6.20
    1995                                980,400      $0.40 to $15.0625         $8.93
    1996                                733,770        $0.40 to $17.50         $9.56


                                      1991 Plan              1996 Plan
                                      ---------              ---------

Available for future grants
    1994                              1,040,334                      -
    1995                                938,334                      -
    1996                                 49,534              2,799,000


Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)

                                         Exercise price     Exercise price       Total
                                       less than market    equal to market     options
                                       ----------------    ---------------     -------
Weighted-average fair value of:
    Options granted in 1995                           -              $4.74       $4.74
    Options granted in 1996                       $8.46              $8.00       $8.01



The following table summarizes information about stock options outstanding at December 31, 1996.



Range of exercise prices:        $0.40      $11.25     $21.125     $32.625       $0.40
                                    to          to          to          to          to
                                 $9.50     $19.625      $24.75     $34.375     $34.375
                              --------   ---------   ---------     -------   ---------
Outstanding Options
  Number outstanding
    at December 31, 1996       450,600   1,663,570   1,755,000     240,000   4,109,170
  Weighted-average remaining
    contractual life (years)       5.5         8.5        10.6        10.4         9.2
  Weighted-average
    exercise price               $6.30      $13.13      $23.98      $23.80      $18.17

Exercisable options
  Number outstanding
    at December 31, 1996       280,600     453,170           -           -     733,770
  Weighted-average
    exercise price               $4.59      $12.63           -           -       $9.56




NOTE 14.  EMPLOYEE BENEFIT PLAN

  The Company maintains the Jones Apparel Group, Inc. Retirement Plan (the "Plan") under Section 401(k) of the Internal Revenue Code. Full-time employees not covered by a collective bargaining agreement and meeting certain other requirements are eligible to participate in the Plan. Under the Plan, employees may elect to have up to 15% of their salary deferred and deposited with a qualified trustee, who in turn invests the money in a variety of investment vehicles as selected by each employee. From July 1, 1991 through March 31, 1994, the Company matched 25% of each participant's contributions with the Company's contribution limited to a maximum of 1% of the employee's total compensation subject to limitations imposed by the Internal Revenue
Code. On April 1, 1994, these amounts were increased to 30% and 1.8%, respectively, for employees earning less than $150,000 per year. On April 1, 1996, the contribution rates were increased to 50% and 3.0%, respectively, for employees earning less than $150,000 per year and 35% and 2.1%, respectively, for employees earning over $150,000 per year. The Company may, at its sole discretion, contribute additional amounts to all employees on a pro rata basis. All employee contributions into the Plan are 100% vested, while the Company's matching contributions vest over a five year period. The Company contributed approximately $801,000, $369,000 and $292,000 to the Plan during the years ended December 31, 1996, 1995 and 1994, respectively.

Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)


NOTE 15.  STATEMENT OF CASH FLOWS

  Cash interest payments during the years ended December 31, 1996, 1995 and 1994 were $3,207,000, $2,118,000 and $1,279,000, respectively.

  Cash income tax payments during the years ended December 31, 1996, 1995 and 1994 were $32,110,000, $23,068,000 and $26,459,000, respectively.

  Equipment acquired through capital lease financing during the years ended December 31, 1996, 1995 and 1994 amounted to $353,000, $216,000 and $381,000, respectively.

  Reductions in income tax payments resulting from the exercise of employee stock options during the years ended December 31, 1996, 1995 and 1994 were $5,157,000, $2,499,000 and $3,129,000, respectively.

  Under the provisions of the Company's 1991 Stock Option Plan, employees exercising stock options during the year ended December 31, 1996 exchanged 28,000 shares of the Company's Common Stock (valued at $763,000) for 67,430 newly issued shares and during the year ended December 31, 1995 exchanged 11,536 shares of the Company's Common Stock (valued at $168,000) for 24,000 newly issued shares.


NOTE 16.  UNAUDITED CONSOLIDATED FINANCIAL INFORMATION

  Unaudited interim consolidated financial information for the two years ended December 31, 1996 is summarized as follows (earnings per share are fully diluted where applicable):


                                       First        Second         Third        Fourth
(In thousands except per share data) Quarter       Quarter       Quarter       Quarter
                                    --------      --------      --------      --------
1996
  Net sales                         $260,350      $193,275      $309,019      $258,398
  Gross profit                        72,793        61,032        95,497        74,470
  Income from operations              32,652        21,534        49,788        26,282
  Net income                          20,339        13,338        30,878        16,319
  Earnings per share                   $0.38         $0.25         $0.58         $0.30

1995
  Net sales                         $191,987      $156,303      $243,505      $184,570
  Gross profit                        59,037        48,994        69,376        52,545
  Income from operations              27,092        17,365        38,159        18,515
  Net income                          16,728        10,720        23,978        12,059
  Earnings per share                   $0.32         $0.20         $0.45         $0.22



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not Applicable.


                             PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers


  The directors and executive officers of the Company are as follows:

Name                    Age        Office
--------------          ---        -------------------------------------

Sidney Kimmel            69        Chairman and Director

Herbert J. Goodfriend    70        Vice Chairman and Director

Jackwyn Nemerov          45        President

Irwin Samelman           66        Executive Vice President, Marketing
                                   and Director

Wesley R. Card           49        Chief Financial Officer

Gary R. Klocek           46        Controller

Geraldine Stutz          68        Director

Howard Gittis            63        Director


  Prior to February 11, 1997, each director who was not a full-time employee of the Company received an annual retainer of $20,000 for services as a director plus $1,500 for each board and separate committee meeting attended during the year. Effective February 11, 1997, each director who is not a full-time employee of the Company will receive an annual grant of options to purchase 1,000 shares of the Company's common stock at an exercise price of $1.00 per share. Each option will expire on the tenth anniversary of its date of grant, and will be exercisable, in whole or in part, during the exercise period. Officers are appointed by the Board of Directors.

  The Board of Directors has appointed an Audit Committee consisting of Ms. Stutz and Mr. Gittis. The Audit Committee meets periodically to review and make recommendations with respect to the Company's internal controls and financial reports, and in connection with such reviews, has met with appropriate Company financial personnel and the Company's independent certified public accountants. The Board of Directors has also appointed a Stock Option Committee consisting of Ms. Stutz and Mr. Gittis to administer the 1991 and 1996 Stock Option Plans and a Compensation Committee consisting of Ms. Stutz and Mr. Gittis to determine cash and other incentive compensation to be paid to the Company's executive officers.

  Mr. Kimmel founded the Jones Apparel Division of W.R. Grace & Co. in 1970. Mr. Kimmel has served as Chairman since 1975. Prior to 1975, Mr. Kimmel occupied various executive offices including President of Jones New York and Vice President of John Meyer of Norwich. Prior to founding Jones, Mr. Kimmel was employed by W.R. Grace & Co. and was President of Villager, Inc., a sportswear company.

  Mr. Goodfriend joined the Company in 1990 after serving as the Company's legal counsel for the previous three years and has served as a director since July 1991. Before joining Jones, Mr. Goodfriend served as a director of Villager, Inc. and Venice Industries, Inc. In addition, Mr. Goodfriend is engaged in the practice of law and is of counsel to the firm of Phillips Nizer Benjamin Krim & Ballon LLP, which performs legal services for the Company.

  Ms. Nemerov was appointed President in January 1997. She joined the Company in 1985 and served as President of the Company's casual sportswear divisions and the Lauren Ralph Lauren division. Prior to joining Jones, Ms. Nemerov was President of the Gloria Vanderbilt division of Murjani, Inc. from 1980 through 1985.

  Mr. Samelman has been Executive Vice President, Marketing of the Company since 1991 and has served as a director since July 1991. In addition, from 1987 to 1991, Mr. Samelman provided marketing consulting services to the Company through Samelman Associates, Inc., a private consulting company controlled by him. Prior thereto, Mr. Samelman was Regional Marketing Manager of Russ Togs, Inc. and Vice President of Villager, Inc.

  Mr. Card joined the Company in 1990. Prior to joining Jones, Mr. Card held the positions of Executive Vice President and Chief Financial Officer of Carolyne Roehm, Inc., and Corporate Vice President, Controller and Assistant Secretary of Warnaco, Inc.

  Mr. Klocek has been Controller of the Company since August 1987. Prior to joining Jones, Mr. Klocek held various positions with Atlantic Richfield Company ("ARCO") from 1979 through 1987, his last position being Manager of Cost and Inventory Control for one of ARCO's subsidiaries.

  Ms. Stutz has been a director of the Company since July 1991. Since 1993, Ms. Stutz has been a principal partner of Panache Productions, a fashion and marketing service. During the previous five years, she was Publisher of Panache Press at Random House, a book publisher. From 1960 until 1986, Ms. Stutz was President of Henri Bendel. Ms. Stutz serves on the Board of Directors of Tiffany & Co., The Theatre Development Fund and The Actors' Fund.

  Mr. Gittis has been a director of the Company since April 1992. During the past five years, Mr. Gittis' principal occupation has been Director and Vice Chairman of MacAndrews & Forbes Holdings Inc., a diversified holding company.
In addition, Mr. Gittis is a director of Andrews Group Incorporated, California Federal Bank, a Federal Savings Bank, Consolidated Cigar Corporation, Consolidated Cigar Holdings Inc., First Nationwide Holdings Inc., First Nationwide (Parent) Holdings Inc., Loral Space and Communications Ltd.,
Mafco Consolidated Group Inc., Pneumo Abex Corporation, Power Control Technologies, Inc., Revlon, Inc., Revlon Consumer Products Corporation,
Revlon Worldwide Corporation and Rutherford-Moran Oil Corporation.


Key Employees

  The following persons, although not executive officers of the Company, make significant business contributions to the Company:

  Rena Rowan was the original creator of the Jones New York line and served as the division's Chief Designer from 1970 to 1982. She is currently Vice President, Design of the Company. From 1991 to 1993 Ms. Rowan was an executive vice president of the Company. Prior to the inception of Jones New York, Ms. Rowan was employed by Villager, Inc. and Rosenau, Inc.

  Howard Buerkle has been President of Retail Operations for the Company since 1989. From 1986 through 1989, Mr. Buerkle was President of the retail division of Inwear/Martinique.

  Ellen Daniel joined Jones in 1994 in the dual capacity of Senior Vice President - Corporate Merchandising Manager and President of Evan-Picone division. From 1982 through 1994, Ms. Daniel was employed by Liz Claiborne, most recently as Senior Vice President - Corporate Design Director.

  Ira Dansky joined the Company in 1996 as General Counsel. Prior to joining the Company, Mr. Dansky was engaged in private law practice from 1987 through 1996, prior to which he served as Associate General Counsel of Xerox Corporation.

  Ronald Harrison, Vice President of Manufacturing, joined the Company in 1981. Mr. Harrison had been Plant Manager for Chief Apparel, Inc. from 1965 through 1981.

  Barbara Kennedy has been President of the Jones New York Dress Division since August 1991. From 1983 through August 1991, Ms. Kennedy was employed by Bloomingdale's in various capacities, most recently as Vice President, Merchandise Manager.

  Robert Kutner, President of Jones Apparel Group Canada, Inc., joined the Company in 1983. Prior to 1983, Mr. Kutner was employed by Highland Queen Corp.

  Jeffrey Levy, President of Rena Rowan for Saville, joined the Company in 1990. Prior to joining Jones, Mr. Levy was Vice President of Sales and National Sales Manager, of Russ Togs, Inc. from 1984 through 1990.

  Benny Lin joined Jones Apparel Group in December 1995 as Creative Director of the Lauren Ralph Lauren division. Mr. Lin had been Fashion Director at Macy's East prior to joining the Company.

  Martin Marlowe joined Jones Apparel Group in 1992 as Vice President of Foreign Manufacturing. Prior to joining Jones, Mr. Marlowe was President of Jodi International, an apparel importer, from 1988 to 1992.

  Helen Merril, President of the Evan-Picone Dress Divisions, joined Jones Apparel Group in October 1993. Prior to joining the Company, Ms. Merril held the positions of President of Scassi Dress of De Peche Corporation and President of Nippon Boutique of Albert Nippon Inc.

  Susan Metzger, Vice President of Sales for the Lauren Ralph Lauren division, joined the Company in May 1996. Prior to joining Jones Apparel Group, Ms. Metzger held the positions of Vice President of Sales of Chaus, Inc. and Sales Manager of JH Collectibles.

  Deanna Randall, who joined the Company in 1981, has held various sales and marketing positions with the Company, and is currently President of the Jones New York career division.

  John Sammaritano, Vice President of Distribution, joined Jones in 1975. Mr. Sammaritano had been Vice President of Distribution for Villager, Inc. from 1964 through 1975.

ITEM 11.  EXECUTIVE COMPENSATION

  The information appearing in the Proxy Statement under the captions "EXECUTIVE COMPENSATION" and "EMPLOYMENT AND COMPENSATION ARRANGEMENTS" is incorporated herein by this reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information appearing in the Proxy Statement under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" is incorporated herein by this reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information appearing in the Proxy Statement under the captions "CERTAIN TRANSACTIONS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" are incorporated herein by this reference.



                             PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K

  (a)  The following documents are filed as part of this report:

       1. The schedule and report of independent certified public accountants thereon, listed on the Index to Financial Statement Schedules attached hereto.

       2. The Exhibits, which are listed on the Exhibit Index attached hereto.

  (b) No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report.

                            SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 27, 1997
                                                  JONES APPAREL GROUP, INC.
                                                  (Registrant)

                                                  By: /s/ Sidney Kimmel
                                                  -------------------------
                                                  Sidney Kimmel, Chairman


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                          Title                         Date
-----------------------       ---------------------------        --------------

/s/ Sidney Kimmel             Chairman and Director              March 27, 1997
-----------------             (Chief Executive Officer)
(Sidney Kimmel)


/s/ Wesley R. Card            Financial Officer                  March 27, 1997
------------------            (Principal Financial Officer)
(Wesley R. Card)


/s/ Gary R. Klocek            Controller                         March 27, 1997
------------------            (Principal Accounting Officer)
(Gary R. Klocek)

/s/ Herbert J. Goodfriend     Vice Chairman and Director         March 27, 1997
-------------------------
(Herbert J. Goodfriend)

/s/ Irwin Samelman            Executive Vice President,          March 27, 1997
------------------            Marketing and Director
(Irwin Samelman)

/s/ Geraldine Stutz           Director                           March 27, 1997
-------------------
(Geraldine Stutz)

/s/ Howard Gittis             Director                           March 27, 1997
-----------------
(Howard Gittis)

                    JONES APPAREL GROUP, INC.

              INDEX TO FINANCIAL STATEMENT SCHEDULES


Report of Independent Certified Public Accountants on Schedule

Schedule II.          Valuation and qualifying accounts


Schedules other than those listed above have been omitted since the information is not applicable, not required or is included in the respective financial statements or notes thereto.



                          EXHIBIT INDEX

Incorporated
by Reference          Exhibit
to Exhibit            Nos.      Description of Exhibit
------------          -------   ----------------------

    *                 3.1       Articles of Incorporation, as amended

(1) 3.1               3.3       By-Laws

(3) 3.3               3.4       Amendment to By-Laws

(1) 10.2              10.2      Lease Agreement between the Registrant and
                                Bristol Associates, L.P., re: 250 Rittenhouse
                                Circle

(1) 10.5              10.5      Form of 1991 Stock Option Plan +

(1) 10.7              10.7      Employment and Stock Option Agreements between
                                the Registrant and Herbert J. Goodfriend +

(2) 10.17             10.17     Note Agreement with The Industrial Development
                                Board of the City of Lawrenceburg, Tennessee

(2) 10.18             10.18     Industrial Development Board of the City of
                                Lawrenceburg Taxable Revenue Note, Series 1995

(2) 10.19             10.19     Lease agreement between the Registrant and the
                                Industrial Development Board of the City of
                                Lawrenceburg

(3) 10.20             10.20     Letter Agreement between the Registrant and
                                Philadelphia National Bank

(3) 10.21             10.21     Letter Agreement between the Registrant and
                                First Fidelity Bank

(3) 10.22             10.22     Letter Agreement between the Registrant and the
                                Bank of New York

Incorporated
by Reference          Exhibit
to Exhibit            Nos.      Description of Exhibit
------------          -------   ----------------------

(3) 10.23             10.23     Letter Agreement between the Registrant and
                                Chase Manhattan Bank

(4) 10.24             10.24     Letter Agreement between the Registrant and
                                Chase Manhattan Bank

(4) 10.25             10.25     Letter Agreement between the Registrant and
                                Bank of Boston

(4) 10.26             10.26     Series 1996 Note Agreement with The Industrial
                                Development Board of the City of Lawrenceburg,
                                Tennessee

(4) 10.27             10.27     Industrial Development Board of the City of
                                Lawrenceburg Taxable Revenue Note, Series 1996

(4) 10.28             10.28     First Amendment to Lease Agreement between the
                                Registrant and the Industrial Development Board of the City of Lawrenceburg

(4) 10.29             10.29     Agreement between the Registrant and Herbert J.
                                Goodfriend with respect to consulting services following termination of employment +

    *                 10.30     Series 1996 Note Agreement with The Industrial
                                Development Board of the City of Lawrenceburg,
                                Tennessee

    *                 10.31     Industrial Development Board of the City of
                                Lawrenceburg Taxable Revenue Note, Series 1996

    *                 10.32     Lease Agreement between the Registrant and the
                                Industrial Development Board of the City of
                                Lawrenceburg

    *                 10.33     Form of 1996 Stock Option Plan +

    *                 10.34     Letter Agreement between the Registrant and
                                CoreStates Bank

    *                 10.35     Master Short Term Borrowing Agreement between
                                the Registrant and CoreStates Bank

    *                 10.36     Letter Agreement between the Registrant and
                                First Union Bank

    *                 10.37     Letter Agreement between the Registrant and the
                                Bank of New York

    *                 10.38     Letter Agreement between the Registrant and
                                Bank of Boston

    *                 10.39     Money Market Line Commercial Promissory Note
                                between the Registrant and Bank of Boston

    *                 10.40     License Agreement between the Registrant and
                                Polo Ralph Lauren, L.P., dated October 18,
                                1995#

Incorporated
by Reference          Exhibit
to Exhibit            Nos.      Description of Exhibit
------------          -------   ----------------------

    *                 10.41     Design Services Agreement between the Registrant
                                and Polo Ralph Lauren, L.P., dated October
                                18, 1995#

    *                 10.42     Lease Agreement between the Registrant and The
                                Shelton Companies

    *                 10.43     Letter Agreement between the Registrant and
                                Israel Discount Bank of New York

    *                 11        Computation of Earnings per Share

    *                 21        List of Subsidiaries

    *                 23        Consent of BDO Seidman, LLP

    *                 27        Financial Data Schedule.  (Exhibit 27 is
                                submitted as an exhibit only in the electronic format of this Annual Report on Form 10-K submitted to the Securities and Exchange
                                Commission.)

____________________

*   Filed herewith.

# Portions deleted pursuant to application for confidential treatment under Rule 24B-2 of the Securities Exchange Act of 1934.

+   Management contract or compensatory plan or arrangement.

(1) Incorporated by Reference to the Company's Registration Statement on Form S-1 (file No. 33-39742).

(2) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(3) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(4) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Jones Apparel Group, Inc.
New York, New York


The audits referred to in our report dated February 7, 1997 relating to the consolidated financial statements of Jones Apparel Group, Inc. and subsidiaries, which is contained in Item 8 of Form 10-K, included the audit of the financial statement schedule listed in the accompanying index for each of the three years ended December 31, 1996. The financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.




/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, New York
February 7, 1997

                                                                   SCHEDULE II

            JONES APPAREL GROUP, INC. AND SUBSIDIARIES

                VALUATION AND QUALIFYING ACCOUNTS
           YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                          (In Thousands)




          Column A                   Column B             Column C            Column D      Column E
-------------------------------      ----------   -------------------------   ----------    ---------
                                                         Additions
                                                  -------------------------
                                     Balance at   Charged to    Charged to                  Balance
                                     beginning    costs and     other         Deductions    at end of
Description                          of period    expenses      accounts         <F1>       period
------------                         ----------   ----------    -----------   ----------    ---------
For the year ended
  December 31, 1994:
    Allowance for doubtful accounts      $3,720       $(355)           $  -         $805       $2,560


For the year ended
  December 31, 1995:
    Allowance for doubtful accounts      $2,560       $(464)           $  -        $(161)      $2,257


For the year ended
  December 31, 1996:
    Allowance for doubtful accounts      $2,257       $(800)           $  -        $(806)      $2,263



<F1>  Doubtful accounts written off (recovered) against accounts receivable.