Form 10-Q
period 1997-03-30
JONES APPAREL GROUP INC
filed 1997-05-13
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 30, 1997

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

YES   [X]         NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                  Outstanding at May 12, 1997
$.01 par value                         51,978,760

JONES APPAREL GROUP, INC. AND SUBSIDIARIES


Index

PART I. FINANCIAL INFORMATION                                    Page No.

     Financial Statements:
          Consolidated Balance Sheets
            March 30, 1997 and December 31, 1996................       3
          Consolidated Statements of Income
            Thirteen Weeks ended March 30,1997
              and March 31, 1996................................       4
          Consolidated Statement of Stockholders' Equity
            Thirteen Weeks ended March 30, 1997.................       5
          Consolidated Statements of Cash Flows
            Thirteen Weeks ended March 30, 1997 and
              March 31, 1996.. .................................       6

     Notes to Consolidated Financial Statements..................    7 - 8

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations.......................    9 - 11


PART II. OTHER INFORMATION.......................................   12 - 13


JONES APPAREL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                                             March 30,      December 31,
                                                                                                 1997              1996
                                                                                             --------       -----------
                                                                                            (Unaudited)
ASSETS
CURRENT:
  Cash and cash equivalents.............................................................     $ 20,529         $  30,085
  Accounts receivable, net of allowance of $3,757 and $2,263............................      186,229           112,678
  Inventories...........................................................................      221,032           214,437
  Receivable from and advances to contractors...........................................        9,231            11,490
  Deferred taxes........................................................................       11,648             9,708
  Prepaid expenses and other current assets.............................................       14,148            11,432
                                                                                              -------           -------
    TOTAL CURRENT ASSETS................................................................      462,817           389,830

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $35,740 and $33,127..................................       64,584            61,696
INTANGIBLES, less accumulated amortization of $6,327 and $5,896.........................       25,857            26,288
DEFERRED TAXES..........................................................................          820               461
OTHER ASSETS............................................................................        9,868             9,834
                                                                                              -------           -------
                                                                                             $563,946          $488,109
                                                                                              =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings.................................................................     $  9,217          $      -
  Current portion of long-term debt and capital lease obligations.......................        2,836             3,067
  Accounts payable......................................................................       89,617            72,569
  Income taxes payable..................................................................       25,310             8,959
  Accrued expenses and other current liabilities........................................       13,139            11,265
                                                                                              -------           -------
    TOTAL CURRENT LIABILITIES...........................................................      140,119            95,860
                                                                                              -------           -------

NONCURRENT LIABILITIES:
  Obligations under capital leases......................................................       11,681            12,134
  Long-term debt........................................................................            5                 7
                                                                                              -------           -------
    TOTAL NONCURRENT LIABILITIES........................................................       11,686            12,141
                                                                                              -------           -------
    TOTAL LIABILITIES...................................................................      151,805           108,001
                                                                                              -------           -------

EXCESS OF NET ASSETS ACQUIRED OVER COST.................................................        2,918             3,379

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value - shares authorized 1,000; none issued................            -                 -
  Common stock, $.01 par value - shares authorized 100,000;
   issued 53,800 and 53,595.............................................................          538               536
  Additional paid in capital............................................................      103,461            99,140
  Retained earnings.....................................................................      346,732           317,192
  Cumulative foreign currency translation adjustments...................................       (1,246)           (1,154)
                                                                                              -------           -------
                                                                                              449,485           415,714
  Less treasury stock, 1,635 and 1,600 shares, at cost..................................      (40,262)          (38,985)
                                                                                              -------           -------
    TOTAL STOCKHOLDERS' EQUITY..........................................................      409,223           376,729
                                                                                              -------           -------
                                                                                             $563,946          $488,109
                                                                                              =======           =======

All amounts in thousands except per share data
See notes to consolidated financial statements

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                Thirteen weeks ended
                                                               ---------------------
                                                               March 30,    March 31,
                                                                   1997         1996
                                                               --------     --------

Net sales.................................................     $317,990     $260,351
Cost of goods sold........................................      214,884      187,557
                                                                -------      -------
Gross profit..............................................      103,106       72,794

Selling, general and administrative expenses..............       59,096       42,718
Licensing income..........................................       (3,465)      (2,576)
                                                                -------      -------
Income from operations....................................       47,475       32,652

Net interest expense......................................          362          521
                                                                -------      -------
Income before provision for income taxes..................       47,113       32,131

Provision for income taxes................................       17,573       11,792
                                                                -------      -------
Net income................................................      $29,540      $20,339
                                                                =======      =======





Earnings per share
  Primary.................................................        $0.55        $0.38
  Fully diluted...........................................        $0.55        $0.38

Weighted average common shares and
share equivalents outstanding
  Primary.................................................       54,002       53,531
  Fully diluted...........................................       54,083       53,769

All amounts in thousands except per share data
See notes to consolidated financial statements


JONES APPAREL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)


                                                                                           Cumulative
                                                                                              foreign                   Total
                                                                 Additional                  currency                   stock-
                                                        Common      paid-in     Retained  translation    Treasury     holders'
                                                         stock      capital     earnings  adjustments       stock      equity
                                                       -------  -----------  -----------  -----------  ----------  -----------
Balance, January 1, 1997..............................    $536      $99,140     $317,192      ($1,154)   $(38,985)    $376,729

Thirteen weeks ended March 30, 1997:

Director stock options issued.........................       -           71            -            -           -           71

Recognition of deferred compensation in connection
  with director stock options.........................       -          (71)           -            -           -          (71)

Amortization of deferred compensation.................       -           79            -            -           -           79

Net income............................................       -            -       29,540            -           -       29,540

Exercise of stock options.............................       2        2,535            -            -           -        2,537

Tax benefit derived from exercise of stock options....       -        1,707            -            -           -        1,707

Acquisition of treasury stock.........................       -            -            -            -      (1,277)      (1,277)

Foreign currency translation adjustments..............       -            -            -          (92)          -          (92)
                                                       -------   ----------   ----------   ----------   ---------   ----------
Balance, March 30, 1997...............................    $538     $103,461     $346,732      ($1,246)   $(40,262)    $409,223
                                                       =======   ==========   ==========   ==========   =========   ==========

All amounts in thousands
See notes to consolidated financial statements


JONES APPAREL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                               Thirty-nine weeks ended
                                                                                             --------------------------
                                                                                             March 30,         March 31,
                                                                                                 1997              1996
                                                                                             --------          --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..................................................................................  $29,540           $20,339
                                                                                              -------           -------
Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization.............................................................    2,827             2,006
  Provision for losses on accounts receivable...............................................    1,556               222
  Deferred taxes............................................................................   (2,299)            3,309
  Other.....................................................................................       25               130

  Increase in:
    Trade receivables.......................................................................  (75,169)          (77,377)
    Inventories.............................................................................   (6,672)          (21,838)
    Prepaid expenses and other current assets...............................................     (475)           (1,592)
    Other assets............................................................................      (35)             (202)

  Increase in:
    Accounts payable........................................................................   17,064            27,496
    Taxes payable...........................................................................   18,086             7,344
    Accrued expenses and other current liabilities..........................................    1,865               989
                                                                                              -------           -------
      Total adjustments.....................................................................  (43,227)          (59,513)
                                                                                              -------           -------
Net cash used in operating activities.......................................................  (13,687)          (39,174)
                                                                                              -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................................................   (5,611)           (3,025)
  Acquisition of property under capital lease...............................................        -            (1,382)
  Proceeds from the disposition of assets...................................................        -                53
                                                                                              -------           -------
Net cash used in investing activities.......................................................   (5,611)           (4,354)
                                                                                              -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term borrowings.........................................................    9,217            39,241
  Repayment of capital leases and long-term debt............................................     (766)             (569)
  Acquisition of treasury stock.............................................................   (1,277)           (6,134)
  Proceeds from exercise of stock options...................................................    2,537             2,489
                                                                                              -------           -------
Net cash provided by financing activities...................................................    9,711            35,027
                                                                                              -------           -------

EFFECT OF EXCHANGE RATES ON CASH............................................................       31               (47)
                                                                                              -------           -------

NET DECREASE IN CASH........................................................................   (9,556)           (8,548)

CASH AND CASH EQUIVALENTS, beginning of period..............................................   30,085            16,864
                                                                                              -------           -------
CASH AND CASH EQUIVALENTS, end of period....................................................  $20,529            $8,316
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

     The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 1997. The Company reports interim results in 13 week quarters; however, the annual reporting period is the calendar year.




2.  Inventories

     Inventories are summarized as follows (amounts in thousands):

                                        March 30,       December 31,
                                            1997               1996
                                        --------        -----------

 Raw materials.....................      $52,634            $38,571
 Work in process...................       37,214             37,682
 Finished goods....................      131,184            138,184
                                         -------            -------
                                        $221,032           $214,437
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


4.  Statement of Cash Flows

     Cash payments made for interest for the thirteen weeks ended March 30, 1997 and March 31, 1996 were $548,000 and $703,000, respectively.

     Cash payments made for income taxes for the thirteen weeks ended March 30, 1997 and March 31, 1996 were $1,806,000 and $550,000, respectively.

     Equipment acquired through capital lease financing during the thirteen weeks ended March 30, 1997 amounted to $81,000.

     Reduction in income tax payments resulting from the exercise of employee stock options during the quarter ended March 30, 1997 and March 31, 1996 were $1,707,000 and $1,610,000, respectively.




5.  New Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earning per Share," which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options in a manner similar to fully diluted earnings per share, except that the use of the market price at the end of the period, when that price is higher than the average market price for the period, has been eliminated. This standard is effective for periods ending after ecember 15, 1997. The adoption of this standard is not expected to have a significant effect on the Company's earnings per share calculation. Under FAS No. 128, basic and diluted earning per share for the thirteen weeks ended March 30, 1997 would be $0.57 and $0.55, respectively.


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

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


General

     The following discussion provides information and analysis of the Company's results of operations for the thirteen week periods ended March 30, 1997 and March 31, 1996 and its liquidity and capital resources. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere herein.


Results of Operations

Quarter Ended March 30, 1997 Compared to Quarter Ended March 31, 1996

     Net Sales. Net sales in the thirteen weeks ended March 31, 1997 (hereinafter referred to as the "first quarter of 1997") increased by 22.1%, or $57.6 million, to $318.0 million as compared to $260.4 million in the thirteen weeks ended March 31, 1996 (hereinafter referred to as the "first quarter of 1996"). The increase was due primarily to an increase in the number of units shipped, as well as the impact of a higher average price per unit resulting from the mix of products shipped. Career sportswear sales increased by 36.3% or $53.7 million, to $201.5 million in the first quarter of 1997 as compared to $147.8 million in the first quarter of 1996. Casual sportswear sales for the first quarter of 1997 increased by 3.0%, or $2.3 million, to $77.8 million as compared to $75.5 million in the first quarter of 1996. Net sales for the Company's suit, dress and other category increased by 4.3%, or $1.6 million, to $38.7 million in the first quarter of 1997 as compared to $37.1 million in the first quarter of 1996.

     Gross Profit. The gross profit margin was 32.4% in the first quarter of 1997 as compared to 28.0% in the first quarter of 1996. The increase was primarily attributable to the impact of higher gross profit margins from the Company's major product lines as well as the introduction of the new Lauren Ralph Lauren label, which carries higher margins than the corporate average.

     SG&A Expenses. Selling, general and administrative expenses ("SG&A" expenses) of $59.1 million in the first quarter of 1997 represented an increase of $16.4 million over the first quarter of 1996. As a percentage of sales, SG&A expenses increased to 18.6% in the first quarter of 1997 from 16.4% for the comparable period in 1996. Expenses associated with the Lauren Ralph Lauren product advertising and royalties and associated operating costs, as well as the Company's overall sales growth, added significant expenses during the quarter. Retail store operating expenses increased by $1.8 million, reflecting the added cost of 17 more stores in operation at the end of the first quarter of 1997 compared to the end of the first quarter of 1996.

     Licensing Income. Licensing income increased by $0.9 million to $3.5 million in the first quarter of 1997 as compared to $2.6 million in the first quarter of 1996. Licensees under the Jones New York label accounted for $0.7 million of the increase while income from licenses under the Evan-Picone label increased by $0.2 million.

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)



     Operating Income. The resulting first quarter of 1997 operating profit of $47.5 million increased by 45.4%, or $14.8 million, as compared to $32.7 million during the first quarter of 1996. The operating profit margin increased to 14.9% for the first quarter of 1997 from the 12.5% achieved during the first quarter of 1996.

     Net Interest Expense. Net interest expense was $0.4 million in the first quarter of 1997 compared to $0.5 million in the comparable period of 1996. The primary reasons for the change were lower average borrowings during the first quarter of 1997.

     Provision for Income Taxes. The effective income tax rate was 37.3% for the first quarter of 1997 as compared to 36.7% for the first quarter of 1996. The increase was primarily due to higher state income tax provisions for the first quarter of 1997.

     Net Income. Net income increased by 45.2% to $29.5 million in the first quarter of 1997, an increase of $9.2 million over the net income of $20.3 million earned in the first quarter of 1996. Net income as a percentage of sales was 9.3% in the first quarter of 1997 and 7.8% in the first quarter of 1996.


Liquidity and Capital Resources

     The Company's principal capital requirements have been to fund working capital needs, capital expenditures and, beginning in 1995, to repurchase the Company's Common Stock on the open market. The Company has historically relied primarily on internally generated funds, trade credit and bank borrowings to finance its operations and expansion.

     Net cash used in operations was $13.7 million in the first quarter of 1997, compared to $39.2 million in the first quarter of 1996, primarily reflecting the effects of a higher net income for the first quarter of 1997 (before depreciation and amortization charges) and a smaller increase in inventories ($6.7 million in 1997 compared to $21.2 million in 1996), offset by larger increases in taxes payable and a smaller increase in accounts payable. The inventory change was primarily the result of a higher proportion of off-shore production, which turns faster than domestic production.

     Net cash used in investing activities was $1.3 million higher in the first quarter of 1997 than in the first quarter of 1996 due to additional capital improvements and replacements. Expenditures for capital improvements, replacements and property under capital lease for the full year 1997 are expected to approximate $18 million, of which $10 million represents the estimated cost of an additional warehouse facility under construction to support anticipated growth.

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)




     Net cash provided by financing activities was $9.7 million in the first quarter of 1997 as compared to $35.0 million in the first quarter of 1996. The principal reasons for the changes were decreases in the amounts of short-term borrowings to fund working capital requirements and transactions involving the Company's Common Stock. In the first quarter of 1997, the Company repurchased $1.3 million of its Common Stock on the open market under an announced program under which the Company is authorized to acquire up to $100.0 million of such shares through the end of 1997. As of March 30, 1997, an aggregate of $39.5 million had been expended pursuant to the stock repurchase program. Proceeds from the issuance of common stock to employees exercising stock options amounted to $2.5 million in the first quarters of both 1997 and 1996.

     As of March 30, 1997, the Company had credit arrangements with six United States financial institutions which totaled $330.0 million. These lines, which may be used for unsecured borrowings and letters of credit (issued primarily to finance foreign inventory purchases), contain an aggregate sub-limit of $190.0 million for unsecured borrowings with rates depending on the borrowing vehicle utilized. At March 30, 1997 $99.9 million was utilized for letters of credit and there were $9.2 million of short-term borrowings outstanding, leaving $220.9 million available for additional borrowings and letters of credit at that date. The Company also has a line of credit with a Canadian institution for C$4.0 million to be used for unsecured borrowings under which no amounts were outstanding at March 30, 1997. The Company believes that funds generated by operations and the bank credit arrangements will provide the financial resources sufficient to meet its foreseeable working capital, letter of credit, capital expenditure and stock repurchase requirements.

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
OTHER INFORMATION



Part II.

Item 5.  Other information

Statement Regarding Forward-looking Disclosure

     This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended which represent the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of national and regional economic conditions, the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, customer acceptance of both new designs and newly-introduced product lines, and financial difficulties encountered by customers. All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.



Item 6. Reports on Form 8-K


There were no reports on Form 8-K filed during the quarter ended March 30, 1997.

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
OTHER INFORMATION (CONTINUED)


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    JONES APPAREL GROUP, INC.
                                                                 (Registrant)

Date: May 13, 1997                     By             /s/ Sidney Kimmel
                                                 ----------------------------
                                                                SIDNEY KIMMEL
                                                      Chief Executive Officer


                                             By            /s/ Wesley R. Card
                                                 ----------------------------
                                                               WESLEY R. CARD
                                                      Chief Financial Officer