Form 10-Q
period 1997-06-29
JONES APPAREL GROUP INC
filed 1997-08-12
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 29, 1997

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

YES   [X]         NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                  Outstanding at August 11, 1997
$.01 par value                         52,209,801

JONES APPAREL GROUP, INC. AND SUBSIDIARIES


Index

PART I. FINANCIAL INFORMATION                                    Page No.

     Financial Statements:
          Consolidated Balance Sheets
            June 29, 1997 and December 31, 1996.................       3
          Consolidated Statements of Income
            Thirteen and Twenty-six Weeks ended June 29, 1997
              and June 30, 1996.................................       4
          Consolidated Statements of Stockholders' Equity
            Twenty-six Weeks ended June 29, 1997................       5
          Consolidated Statements of Cash Flows
            Twenty-six Weeks ended June 29, 1997 and
              June 30, 1996.....................................       6

     Notes to Consolidated Financial Statements..................    7 - 8

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations.......................    9 - 12


PART II. OTHER INFORMATION.......................................   13 - 14


JONES APPAREL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                             June 29,      December 31,
                                                                                                 1997              1996
                                                                                           -----------     ------------
                                                                                           (Unaudited)
ASSETS
CURRENT:
  Cash and cash equivalents.............................................................     $ 30,010          $ 30,085
  Accounts receivable, net of allowance of $3,533 and $2,263............................      104,583           112,678
  Inventories...........................................................................      274,067           214,437
  Receivable from and advances to contractors...........................................       12,468            11,490
  Deferred taxes........................................................................       17,257             9,708
  Prepaid expenses and other current assets.............................................       14,463            11,432
                                                                                              -------           -------
    TOTAL CURRENT ASSETS................................................................      452,848           389,830

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $38,567 and $33,127..................................       69,573            61,696
CASH RESTRICTED FOR CAPITAL ADDITIONS...................................................        9,015                 -
INTANGIBLES, less accumulated amortization of $6,758 and $5,896.........................       25,426            26,288
DEFERRED TAXES..........................................................................        1,311               461
OTHER ASSETS............................................................................       10,520             9,834
                                                                                              -------           -------
                                                                                             $568,693          $488,109
                                                                                              =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings.................................................................     $ 11,879          $      -
  Current portion of long-term debt and capital lease obligations.......................        3,655             3,067
  Accounts payable......................................................................       89,536            72,569
  Income taxes payable..................................................................        4,844             8,959
  Accrued expenses and other current liabilities........................................       14,705            11,265
                                                                                              -------           -------
    TOTAL CURRENT LIABILITIES...........................................................      124,619            95,860

NONCURRENT LIABILITIES:
  Obligations under capital leases......................................................       19,925            12,134
  Long-term debt........................................................................            2                 7
                                                                                              -------           -------
    TOTAL NONCURRENT LIABILITIES........................................................       19,927            12,141
                                                                                              -------           -------
    TOTAL LIABILITIES...................................................................      144,546           108,001

EXCESS OF NET ASSETS ACQUIRED OVER COST.................................................        2,457             3,379

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value - shares authorized 1,000; none issued................            -                 -
  Common stock, $.01 par value - shares authorized 100,000;
   issued 54,053 and 53,595.............................................................          541               536
  Additional paid in capital............................................................      109,444            99,140
  Retained earnings.....................................................................      366,011           317,192
  Cumulative foreign currency translation adjustments...................................       (1,216)           (1,154)
                                                                                              -------           -------
                                                                                              474,780           415,714
  Less treasury stock, 1,976 and 1,600 shares, at cost..................................      (53,090)          (38,985)
                                                                                              -------           -------
    TOTAL STOCKHOLDERS' EQUITY..........................................................      421,690           376,729
                                                                                              -------           -------
                                                                                             $568,693          $488,109
                                                                                              =======           =======

All amounts in thousands except per share data
See notes to consolidated financial statements

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                Thirteen weeks ended        Twenty-six weeks ended
                                                               ----------------------      ------------------------
                                                               June 29,      June 30,        June 29,      June 30,
                                                                   1997         1996            1997         1996
                                                               --------      --------      ---------      ---------
Net sales.................................................     $262,988     $193,275        $580,978      $453,626
Cost of goods sold........................................      178,542      132,243         393,426       319,800
                                                                -------      -------         -------       -------
Gross profit..............................................       84,446       61,032         187,552       133,826

Selling, general and administrative expenses..............       56,632       42,157         115,729        84,874
Licensing income..........................................       (3,301)      (2,659)         (6,766)       (5,235)
                                                                -------      -------         -------       -------
Income from operations....................................       31,115       21,534          78,859        54,187

Net interest expense......................................          267          463             629           984
                                                                -------      -------         -------       -------
Income before provision for income taxes..................       30,848       21,071          77,960        53,203

Provision for income taxes................................       11,568        7,733          29,141        19,526
                                                                -------      -------         -------       -------
Net income................................................      $19,280      $13,338         $48,819       $33,677
                                                                =======      =======         =======       =======





Earnings per share
  Primary.................................................        $0.36        $0.25           $0.90         $0.63
  Fully diluted...........................................        $0.36        $0.25           $0.90         $0.63

Weighted average common shares and
share equivalents outstanding
  Primary.................................................       54,014       53,967          53,979        53,749
  Fully diluted...........................................       54,167       53,967          54,250        53,844

All amounts in thousands except per share data
See notes to consolidated financial statements


JONES APPAREL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)


                                                                                           Cumulative
                                                                                              foreign                   Total
                                                                 Additional                  currency                   stock-
                                                        Common      paid-in     Retained  translation    Treasury     holders'
                                                         stock      capital     earnings  adjustments       stock      equity
                                                       -------  -----------  -----------  -----------  ----------  -----------
Balance, January 1, 1997..............................    $536      $99,140     $317,192      ($1,154)   $(38,985)    $376,729

Twenty-six weeks ended June 29, 1997:

Amortization of deferred compensation.................       -          158            -            -           -          158

Net income............................................       -            -       48,819            -           -       48,819

Exercise of stock options.............................       5        6,280            -            -        (100)       6,185

Tax benefit derived from exercise of stock options....       -        3,866            -            -           -        3,866

Acquisition of treasury stock.........................       -            -            -            -     (14,005)     (14,005)

Foreign currency translation adjustments..............       -            -            -          (62)          -          (62)
                                                       -------   ----------   ----------   ----------   ---------   ----------
Balance, June 29, 1997...............................     $541     $109,444     $366,011      ($1,216)   $(53,090)    $421,690
                                                       =======   ==========   ==========   ==========   =========   ==========

All amounts in thousands
See notes to consolidated financial statements


JONES APPAREL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                               Twenty-six weeks ended
                                                                                             --------------------------
                                                                                             June 29,          June 30,
                                                                                                 1997              1996
                                                                                             --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..................................................................................  $48,819           $33,677
                                                                                              -------           -------
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation and amortization.............................................................    5,877             4,146
  Provision for losses on accounts receivable...............................................    1,783               460
  Deferred taxes............................................................................   (8,399)            1,929
  Other.....................................................................................       87               154

  Decrease (increase) in:
    Trade receivables.......................................................................    6,282            (4,825)
    Inventories.............................................................................  (59,694)          (61,383)
    Prepaid expenses and other current assets...............................................   (4,023)           (2,697)
    Other assets............................................................................     (687)             (227)
  Increase (decrease)in:
    Accounts payable........................................................................   16,975            14,690
    Taxes payable...........................................................................     (256)            4,614
    Accrued expenses and other current liabilities..........................................    3,462             2,639
                                                                                              -------           -------
      Total adjustments.....................................................................  (38,593)          (40,500)
                                                                                              -------           -------
Net cash provided by (used in) operating activities.........................................   10,226            (6,823)
                                                                                              -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................................................  (13,523)          (10,744)
  Changes in cash restricted for capital additions..........................................   (9,015)           (2,798)
  Trademark costs...........................................................................        -            (1,519)
  Proceeds from disposition of assets.......................................................        -               108
                                                                                              -------           -------
Net cash used in investing activities.......................................................  (22,538)          (14,953)
                                                                                              -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term borrowings.........................................................   11,879            18,839
  Proceeds from capital lease...............................................................   10,000             5,000
  Repayment of capital leases and long-term debt............................................   (1,846)           (1,187)
  Acquisition of treasury stock.............................................................  (14,005)          (14,299)
  Proceeds from exercise of stock options...................................................    6,185             7,085
  Other.....................................................................................        -               (37)
                                                                                              -------           -------
Net cash provided by financing activities...................................................   12,213            15,401
                                                                                              -------           -------

EFFECT OF EXCHANGE RATES ON CASH............................................................       24                 1
                                                                                              -------           -------

NET DECREASE IN CASH........................................................................      (75)           (6,374)

CASH AND CASH EQUIVALENTS, beginning of period..............................................   30,085            16,864
                                                                                              -------           -------
CASH AND CASH EQUIVALENTS, end of period....................................................  $30,010           $10,490
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



2.  Inventories

     Inventories are summarized as follows (amounts in thousands):

                                        June 29,       December 31,
                                            1997               1996
                                        --------       ------------
 Raw materials.....................      $39,340            $38,571
 Work in process...................       68,185             37,682
 Finished goods....................      166,542            138,184
                                         -------            -------
                                        $274,067           $214,437
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


4.  Statement of Cash Flows

    Cash payments made for interest for the twenty-six weeks ended June 29, 1997 and June 30, 1996 were $1,176,000 and $1,272,000, respectively.

    Cash payments made for income taxes for the twenty-six weeks ended June 29, 1997 and June 30, 1996 were $37,751,000 and $12,198,000, respectively.

    Equipment acquired through capital lease financing during the twenty-six weeks ended June 29, 1997 was $220,000.

    Reduction in income tax payments resulting from the exercise of employee stock options during the twenty-six weeks ended June 29, 1997 and June 30, 1996 were $3,866,000 and $4,002,000, respectively.

    Under the provisions of the Company's 1991 Stock Option Plan, employees exercising stock options during the twenty-six weeks ended June 29, 1997 exchanged 2,122 shares of the Company's Common Stock (valued at $100,000) for 8,963 newly issued shares and during the twenty-six weeks ended June 30, 1996 exchanged 28,000 shares of the Company's Common Stock (valued at $763,000) for 67,430 newly issued shares.



5.  New Accounting Standards.

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earning per Share," which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options in a manner similar to fully diluted earnings per share, except that the use of the market price at the end of the period, when that price is higher than the average market price for the period, has been eliminated. This standard is effective for periods ending after December 15, 1997. The adoption of this standard is not expected to have a significant effect on the Company's earnings per share calculation. Under
SFAS No. 128, basic and diluted earning per share for the twenty-six weeks ended June 29, 1997 would be $.94 and $.90, respectively. Basic and diluted earnings per share for the twenty-six weeks ended June 30, 1996 would be $.64 and $.63, respectively. Under SFAS No. 128, basic and diluted earnings per share for the thirteen weeks ended June 29, 1997 would be $.37 and $.36, respectively. Basic and diluted earnings per share for the thirteen weeks ended June 30, 1996 would be $.25 and $.25, respectively.



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

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


General

    The following discussion provides information and analysis of the Company's results of operations for the thirteen and twenty-six week periods ended June 29, 1997 and June 30, 1996 and its liquidity and capital resources. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere herein.


Results of Operations

Quarter Ended June 29, 1997 Compared to Quarter Ended June 30, 1996

    Net Sales. Net sales in the thirteen weeks ended June 29, 1997 (hereinafter referred to as the "second quarter of 1997") increased by 36.1%, or $69.7 million, to $263.0 million as compared to $193.3 million in the thirteen weeks ended June 30, 1996 (hereinafter referred to as the "second quarter of 1996"). The increase was due primarily to an increase in the number of units shipped, as well as the impact of a higher average price per unit resulting from the mix of products shipped. Career sportswear sales, which include the new Lauren Ralph Lauren division in 1997, increased by 57.1% or $59.1 million, to $162.6 million in the second quarter of 1997 as compared to $103.5 million in the second quarter of 1996. Casual sportswear sales for the second quarter of 1997 increased by 19.1%, or $10.8 million, to $67.4 million as compared to $56.6 million in the second quarter of 1996. Net sales for the Company's suit, dress and other category decreased by 0.6%, or $0.2 million, to $33.0 million in the second quarter of 1997 as compared to $33.2 million in the second quarter of 1996.


    Gross Profit. The gross profit margin was 32.1% in the second quarter of 1997 as compared to 31.6% in the second quarter of 1996. The increase was primarily attributable to the impact of higher gross profit margins from the Company's major product lines including, in 1997, the new Lauren Ralph Lauren label, which carries higher margins than the corporate average.


    SG&A Expenses.  Selling, general and administrative expenses
("SG&A" expenses) of $56.6 million in the second quarter of 1997 represented an increase of $14.5 million over the second quarter of 1996. As a percentage of sales, SG&A expenses decreased to 21.5% in the second quarter of 1997 from 21.8% for the comparable period in 1996. Advertising, royalties and operating expenses associated with Lauren Ralph Lauren sales, as well as the Company's overall sales growth, added significant expenses during the quarter. Retail store operating expenses increased by $2.0 million, reflecting the added cost of 24 more stores in operation at the end of the second quarter of 1997 compared to the end of the second quarter of 1996.

    Licensing Income. Licensing income increased by $0.6 million to $3.3 million in the second quarter of 1997 as compared to $2.7 million in the second quarter of 1996. Licensees under the Jones New York label accounted for $0.5 million of the increase while income from licenses under the Evan-Picone label increased by $0.1 million.

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)



    Operating Income. The resulting second quarter of 1997 operating profit of $31.1 million increased by 44.5%, or $9.6 million, as compared to $21.5 million during the second quarter of 1996. The operating profit margin increased to 11.8% for the second quarter of 1997 from the 11.1% achieved during the second quarter of 1996.

    Net Interest Expense. Net interest expense was $0.3 million in the second quarter of 1997 compared to $0.5 million in the comparable period of 1996.
The primary reasons for the change were lower average borrowings and higher average cash balances during the second quarter of 1997.

    Provision for Income Taxes. The effective income tax rate was 37.5% for the second quarter of 1997 as compared to 36.7% for the second quarter of 1996. The increase was primarily due to higher state income tax provisions for the second quarter of 1997.

    Net Income. Net income increased by 44.5% to $19.3 million in the second quarter of 1997, an increase of $6.0 million over the net income of $13.3 million earned in the second quarter of 1996. Net income as a percentage of sales was 7.3% in the second quarter of 1997 and 6.9% in the second quarter of 1996.


Six Months Ended June 29, 1997 Compared to Six Months Ended June 30, 1996

    Net Sales. Net sales in the twenty-six weeks ended June 29, 1997 (hereinafter referred to as the "first six months of 1997") increased by 28.1%, or $127.4 million, to $581.0 million as compared to $453.6 million in the twenty-six weeks ended June 30, 1996 (hereinafter referred to as the "first six months of 1996"). The increase was due primarily to an increase in the number of units shipped, as well as the impact of a higher average price per unit resulting from the mix of products shipped. Career sportswear sales, which include the new Lauren Ralph Lauren division in 1997, increased by 44.9% or $112.9 million, to $364.1 million in the first six months of 1997 as compared to $251.2 million in the first six months of 1996. Casual sportswear sales for the first six months of 1997 increased by 9.9%, or $13.1 million, to $145.2 million as compared to $132.1 million in the first six months of 1996. Net sales for the Company's suit, dress and other category increased by 2.0%, or $1.4 million, to $71.7 million in the first six months of 1997 as compared to $70.3 million in the first six months of 1996.


    Gross Profit. The gross profit margin was 32.3% in the first six months of 1997 as compared to 29.5% in the first six months of 1996. The increase was primarily attributable to the impact of higher gross profit margins from the Company's major product lines including, in 1997, the new Lauren Ralph Lauren label, which carries higher margins than the corporate average.


    SG&A Expenses.  Selling, general and administrative expenses
("SG&A" expenses) of $115.7 million in the first six months of 1997 represented an increase of $30.9 million over the first six months of 1996. As a percentage of sales, SG&A expenses increased to 19.9% in the first six months of 1997 from 18.7% for the comparable period in 1996. Advertising, royalties and operating expenses associated with Lauren Ralph Lauren sales, as well as the Company's overall sales growth, added significant expenses during

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


the first six months. Retail store operating expenses increased by $3.8 million, reflecting the added cost of 24 more stores in operation at the end of the first six months of 1996.

    Licensing Income. Licensing income increased by $1.6 million to $6.8 million in the first six months of 1997 as compared to $5.2 million in the first six months of 1996. Licensees under the Jones New York label accounted for $1.3 million of the increase while income from licenses under the Evan-Picone label increased by $0.3 million.

    Operating Income. The resulting first six months of 1997 operating profit of $78.6 million increased by 45.0%, or $24.4 million, as compared to $54.2 million during the first six months of 1996. The operating profit margin increased to 13.5% for the first six months of 1997 from the 11.9% achieved during the first six months of 1996.

    Net Interest Expense. Net interest expense was $0.6 million in the first six months of 1997 compared to $1.0 million in the comparable period of 1996. The primary reasons for the change were lower average borrowings and higher average cash balances during the first six months of 1997.

    Provision for Income Taxes. The effective income tax rate was 37.4% for the first six months of 1997 as compared to 36.7% for the first six months of 1996. The increase was primarily due to higher state income tax provisions for the first six months of 1997.

    Net Income. Net income increased by 45.0% to $48.8 million in the first six months of 1997, an increase of $15.1 million over the net income of $33.7 million earned in the first six months of 1996. Net income as a percentage of sales was 8.4% in the first six months of 1997 and 7.4% in the first six months of 1996.

Liquidity and Capital Resources

    The Company's principal capital requirements have been to fund working capital needs, capital expenditures and, beginning in 1995, to repurchase the Company's Common Stock on the open market. The Company has historically relied primarily on internally generated funds, trade credit and bank borrowings to finance its operations and expansion.

    Net cash provided by (used in) operations was $10.2 million in the first six months of 1997, compared to ($6.8) million in the first six months of 1996, primarily reflecting the effects of a higher net income for the first six months of 1997 (before depreciation and amortization charges). Significant offsetting changes also include a decrease in trade receivables of $6.3 million in 1997 compared to a $4.8 million increase in 1996 and the generation of an $8.4 million deferred tax benefit in 1997 compared to a deferred tax expense of $1.9 million in 1996.

    Net cash used in investing activities was $7.6 million higher in the first six months of 1997 than in the first six months of 1996 due to additional capital improvements and replacements. Expenditures for capital improvements, replacements and property under capital lease for the full year 1997 are expected to approximate $20 million, of which $10 million represents the estimated cost of an additional warehouse facility under construction to support anticipated growth.

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


    Net cash provided by financing activities was $12.2 million in the first six months of 1997 as compared to $15.4 million in the first six months of 1996.
The principal reasons for the changes were decreases in the amounts of short-term borrowings to fund working capital requirements and transactions involving the Company's Common Stock. In the first six months of 1997, the Company repurchased $14.0 million of its Common Stock on the open market under an announced program under which the Company is authorized to acquire up to $100.0 million of such shares through the end of 1997. As of June 29, 1997, an aggregate of $52.2 million had been expended pursuant to the stock repurchase program. Proceeds from the issuance of common stock to employees exercising stock options amounted to $6.2 million in the first six months of 1997 as compared to $7.1 million in the first six months of 1996.

    As of June 29, 1997, the Company had credit arrangements with six United States financial institutions which totaled $330.0 million. These lines, which may be used for unsecured borrowings and letters of credit (issued primarily to finance foreign inventory purchases), contain an aggregate sub-limit of $190.0 million for unsecured borrowings with rates depending on the borrowing vehicle utilized. At June 29, 1997, $169.8 million was utilized for letters of credit and there were $11.9 million of short-term borrowings outstanding, leaving $148.3 million available for additional borrowings and letters of credit at that date.

    The Company also has a line of credit with a Canadian institution for C$4.0 million to be used for unsecured borrowings under which no amounts were outstanding at June 29, 1997. The Company believes that funds generated by operations and the bank credit arrangements will provide the financial resources sufficient to meet its foreseeable working capital, letter of credit, capital expenditure and stock repurchase requirements.

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
OTHER INFORMATION


Part II.

Item 4.  Submission of matters to a vote of security holders

     (a)  Annual Meeting of Shareholders
            May 21, 1997


     (c)  Proposals


                                                                                          Broker
                                                For    Against     Withheld   Abstain   Nonvotes
                                         ----------    -------     --------   -------   --------
          Election of Directors
          Sidney Kimmel                  49,872,806          *      471,480          *         -
          Herbert J. Goodfriend          49,954,082          *      390,204          *         -
          Irwin Samelman                 49,959,606          *      384,680          *         -
          Geraldine Stutz                50,121,506          *      222,780          *         -
          Howard Gittis                  50,129,006          *      215,280          *         -



          Ratification of Appointment
           of BDO Seidman as
           Independent Public
           Accountants                   50,333,014      5,859            *      5,413         -


          *Not Applicable



Item 5.  Other information

Statement Regarding Forward-looking Disclosure

    This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended which represent the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of national and regional economic conditions, the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, customer acceptance of both new designs and newly-introduced product lines, and financial difficulties encountered by customers. All statements, other than statements of historical facts included in this Quarterly Report, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.


Item 6. Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended June 29, 1997.

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
OTHER INFORMATION (CONTINUED)


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    JONES APPAREL GROUP, INC.
                                                                 (Registrant)

Date:  August 12, 1997                       By             /s/ Sidney Kimmel
                                                 ----------------------------
                                                                SIDNEY KIMMEL
                                                      Chief Executive Officer


                                             By            /s/ Wesley R. Card
                                                 ----------------------------
                                                               WESLEY R. CARD
                                                      Chief Financial Officer