Form 10-K/A
period 1996-12-31
JONES APPAREL GROUP INC
filed 1997-10-14
CIK 874016

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                           ______________________

                                FORM 10-K/A

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

PART I


ITEM 1.  BUSINESS

This amendment to the Company's 1996 Annual Report on Form 10-K is being filed to revise the disclosure set forth under the heading "Trademarks" as set forth on Page 10.

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


Trademarks

  The Company utilizes a variety of owned trademarks, including Jones New York, Jones New York Sport, Jones & Co, Jones*Wear, JNY, Jones New York Country,
Jones Jeans, Saville, Rena Rowan for Saville, Ellen Kaye, Evan-Picone, Picone Sport, Elements by Evan-Picone, Studio Picone, Evan-Picone Sport, Tailored by Evan-Picone New York, Executive Suite, Strictly Business and Factory Finale.
The Company has registered or applied for registration for these and other trademarks for use on a variety of items of apparel and apparel-related products in the United States and Canada. In addition, the Company has registered certain of its trademarks in other countries. The Company's material registered trademarks Jones New York, Jones New York Sport, Rena Rowan for Saville and Evan-Picone have their Federal trademark registrations expire in 2006, 2004, 2002, and 2003, respectively, with its other registered trademarks expiring at various dates through 2011, all of which are subject to renewal.
The Company carefully monitors trademark expiration dates to ensure uninterrupted registration of its trademarks. The Company also licenses the Lauren Ralph Lauren label (see "Products" above). The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement.


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

                            SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 13, 1997
                                                  JONES APPAREL GROUP, INC.
                                                  (Registrant)

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


     Signature                          Title                        Date
-----------------------       ---------------------------       --------------

/s/ Sidney Kimmel             Chairman and Director             October 13, 1997
-----------------             (Chief Executive Officer)
(Sidney Kimmel)


/s/ Wesley R. Card            Financial Officer                 October 13, 1997
------------------            (Principal Financial Officer)
(Wesley R. Card)


/s/ Gary R. Klocek            Controller                        October 13, 1997
------------------            (Principal Accounting Officer)
(Gary R. Klocek)

/s/ Herbert J. Goodfriend     Vice Chairman and Director        October 13, 1997
-------------------------
(Herbert J. Goodfriend)

/s/ Irwin Samelman            Executive Vice President,         October 13, 1997
------------------            Marketing and Director
(Irwin Samelman)

/s/ Geraldine Stutz           Director                          October 13, 1997
-------------------
(Geraldine Stutz)

/s/ Howard Gittis             Director                          October 13, 1997
-----------------
(Howard Gittis)

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