Form 10-Q
period 1997-09-28
JONES APPAREL GROUP INC
filed 1997-11-12
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 28, 1997

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

YES   [X]         NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                  Outstanding at November 10, 1997
$.01 par value                         51,316,206

JONES APPAREL GROUP, INC. AND SUBSIDIARIES


Index

PART I. FINANCIAL INFORMATION                                    Page No.

     Financial Statements:
          Consolidated Balance Sheets
            September 28, 1997 and December 31, 1996............       3
          Consolidated Statements of Income
            Thirteen and Thirty-nine Weeks ended September 28, 1997
              and September 29, 1996.............................      4
          Consolidated Statements of Stockholders' Equity
            Thirty-nine Weeks ended September 28, 1997...........      5
          Consolidated Statements of Cash Flows
            Thirty-nine Weeks ended September 28, 1997 and
              September 29, 1996.................................      6

     Notes to Consolidated Financial Statements..................    7 - 9

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations.......................   10 - 13


PART II. OTHER INFORMATION.......................................   14 - 15


JONES APPAREL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                         September 28,      December 31,
                                                                                                 1997              1996
                                                                                           -----------     ------------
                                                                                           (Unaudited)
ASSETS
CURRENT:
  Cash and cash equivalents.............................................................     $ 12,315          $ 30,085
  Accounts receivable, net of allowance of $3,757 and $2,263............................      211,070           112,678
  Inventories...........................................................................      277,003           214,437
  Receivable from and advances to contractors...........................................        7,709            11,490
  Deferred taxes........................................................................       22,785             9,708
  Prepaid expenses and other current assets.............................................       12,504            11,432
                                                                                              -------           -------
    TOTAL CURRENT ASSETS................................................................      543,386           389,830

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $41,379 and $33,127..................................       74,653            61,696
CASH RESTRICTED FOR CAPITAL ADDITIONS...................................................        6,022                 -
INTANGIBLES, less accumulated amortization of $7,189 and $5,896.........................       24,995            26,288
DEFERRED TAXES..........................................................................        2,060               461
OTHER ASSETS............................................................................       14,613             9,834
                                                                                              -------           -------
                                                                                             $665,729          $488,109
                                                                                              =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings.................................................................     $ 45,104          $      -
  Current portion of long-term debt and capital lease obligations.......................        3,431             3,067
  Accounts payable......................................................................       93,626            72,569
  Income taxes payable..................................................................       22,828             8,959
  Accrued expenses and other current liabilities........................................       16,284            11,265
                                                                                              -------           -------
    TOTAL CURRENT LIABILITIES...........................................................      181,273            95,860
                                                                                              -------           -------
NONCURRENT LIABILITIES:
  Obligations under capital leases......................................................       19,259            12,134
  Long-term debt........................................................................            -                 7
                                                                                              -------           -------
    TOTAL NONCURRENT LIABILITIES........................................................       19,259            12,141
                                                                                              -------           -------
    TOTAL LIABILITIES...................................................................      200,532           108,001

EXCESS OF NET ASSETS ACQUIRED OVER COST.................................................        1,996             3,379

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value - shares authorized 1,000; none issued................            -                 -
  Common stock, $.01 par value - shares authorized 100,000;
   issued 54,311 and 53,595.............................................................          543               536
  Additional paid in capital............................................................      118,644            99,140
  Retained earnings.....................................................................      414,950           317,192
  Cumulative foreign currency translation adjustments...................................       (1,215)           (1,154)
                                                                                              -------           -------
                                                                                              532,922           415,714
  Less treasury stock, 2,277 and 1,600 shares, at cost..................................      (69,721)          (38,985)
                                                                                              -------           -------
    TOTAL STOCKHOLDERS' EQUITY..........................................................      463,201           376,729
                                                                                              -------           -------
                                                                                             $665,729          $488,109
                                                                                              =======           =======

All amounts in thousands except per share data
See notes to consolidated financial statements

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                Thirteen weeks ended        Thirty-nine weeks ended
                                                           --------------------------    --------------------------
                                                           September 28, September 29,   September 28, September 29,
                                                                   1997          1996            1997          1996
                                                           ------------- ------------    ------------  ------------
Net sales.................................................     $445,972     $309,019      $1,026,950      $762,645
Licensing income..........................................        4,536        4,209          11,302         9,444
                                                                -------      -------       ---------       -------
Total revenues............................................      450,508      313,228       1,038,252       772,089

Cost of goods sold........................................      303,308      213,522         696,733       533,322
                                                                -------      -------       ---------       -------
Gross profit..............................................      147,200       99,706         341,519       238,767

Selling, general and administrative expenses..............       67,818       49,918         183,547       134,792
                                                                -------      -------       ---------       -------
Income from operations....................................       79,382       49,788         157,972       103,975

Net interest expense......................................        1,081        1,007           1,710         1,991
                                                                -------      -------       ---------       -------
Income before provision for income taxes..................       78,301       48,781         156,262       101,984

Provision for income taxes................................       29,363       17,903          58,504        37,428
                                                                -------      -------       ---------       -------
Net income................................................      $48,938      $30,878         $97,758       $64,556
                                                                =======      =======       =========       =======





Earnings per share
  Primary.................................................        $0.90        $0.58           $1.81         $1.20
  Fully diluted...........................................        $0.90        $0.58           $1.80         $1.20

Weighted average common shares and
share equivalents outstanding
  Primary.................................................       54,317       53,474          54,092        53,634
  Fully diluted...........................................       54,344       53,634          54,366        53,817

All amounts in thousands except per share data
See notes to consolidated financial statements


JONES APPAREL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)


                                                                                           Cumulative
                                                                                              foreign                   Total
                                                                 Additional                  currency                   stock-
                                                        Common      paid-in     Retained  translation    Treasury     holders'
                                                         stock      capital     earnings  adjustments       stock      equity
                                                       -------  -----------  -----------  -----------  ----------  -----------
Balance, January 1, 1997..............................    $536      $99,140     $317,192      ($1,154)   $(38,985)    $376,729

Thirty-nine weeks ended September 28, 1997:

Amortization of deferred
 compensation and related items.......................       -        2,731            -            -           -        2,731

Net income............................................       -            -       97,758            -           -       97,758

Exercise of stock options.............................       7       10,384            -            -        (100)      10,291

Tax benefit derived from exercise of stock options....       -        6,389            -            -           -        6,389

Acquisition of treasury stock.........................       -            -            -            -     (30,636)     (30,636)

Foreign currency translation adjustments..............       -            -            -          (61)          -          (61)
                                                       -------   ----------   ----------   ----------   ---------   ----------
Balance, September 28, 1997..........................     $543     $118,644     $414,950      ($1,215)   $(69,721)    $463,201
                                                       =======   ==========   ==========   ==========   =========   ==========

All amounts in thousands
See notes to consolidated financial statements


JONES APPAREL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                             Thirty-nine weeks ended
                                                                                         -------------------------------
                                                                                         September 28,     September 29,
                                                                                                 1997              1996
                                                                                             --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..................................................................................  $97,758           $64,556
                                                                                              -------           -------
Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization.............................................................   11,494             6,385
  Provision for losses on accounts receivable...............................................    2,009               683
  Deferred taxes............................................................................  (14,676)            6,828
  Other.....................................................................................      154               529

  Decrease (increase) in:
    Trade receivables....................................................................... (100,454)          (80,765)
    Inventories.............................................................................  (62,623)          (46,089)
    Prepaid expenses and other current assets...............................................    2,691             1,563
    Other assets............................................................................   (4,780)           (2,089)
  Increase in:
    Accounts payable........................................................................   21,064            19,645
    Taxes payable...........................................................................   20,253            11,490
    Accrued expenses and other current liabilities..........................................    5,045             5,119
                                                                                              -------           -------
      Total adjustments..................................................................... (119,823)          (76,701)
                                                                                              -------           -------
Net cash used in operating activities.......................................................  (22,065)          (12,145)
                                                                                              -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................................................  (21,743)          (21,308)
  Changes in cash restricted for capital additions..........................................   (6,022)                -
  Trademark costs...........................................................................        -            (1,519)
  Proceeds from disposition of assets.......................................................        -               109
                                                                                              -------           -------
Net cash used in investing activities.......................................................  (27,765)          (22,718)
                                                                                              -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term borrowings.........................................................   45,104            37,507
  Proceeds from capital lease...............................................................   10,000             5,000
  Repayment of capital leases and long-term debt............................................   (2,738)           (1,915)
  Acquisition of treasury stock.............................................................  (30,636)          (20,713)
  Proceeds from exercise of stock options...................................................   10,291             7,814
  Other.....................................................................................        -               (37)
                                                                                              -------           -------
Net cash provided by financing activities...................................................   32,021            27,656
                                                                                              -------           -------

EFFECT OF EXCHANGE RATES ON CASH............................................................       39                (7)
                                                                                              -------           -------

NET DECREASE IN CASH........................................................................  (17,770)           (7,214)

CASH AND CASH EQUIVALENTS, beginning of period..............................................   30,085            16,864
                                                                                              -------           -------
CASH AND CASH EQUIVALENTS, end of period....................................................  $12,315            $9,650
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

  Certain reclassifications have been made to conform prior period data with the current presentations.

2.  Inventories

     Inventories are summarized as follows (amounts in thousands):

                                    September 28,       December 31,
                                            1997               1996
                                        --------       ------------
 Raw materials.....................      $40,461            $38,571
 Work in process...................       44,977             37,682
 Finished goods....................      191,565            138,184
                                         -------            -------
                                        $277,003           $214,437
                                         =======            =======



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

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


4.  Statement of Cash Flows

  Cash payments made for interest for the thirty-nine weeks ended September 28, 1997 and September 29, 1996 were $2,892,000 and $2,369,000, respectively.

  Cash payments made for income taxes for the thirty-nine weeks ended September 28, 1997 and September 29, 1996 were $52,892,000 and $18,295,000, respectively.

  Equipment acquired through capital lease financing during the thirty-nine weeks ended September 28, 1997 was $220,000.

  Reduction in income tax payments resulting from the exercise of employee stock options during the thirty-nine weeks ended September 28, 1997 and September 29, 1996 were $6,389,000 and $4,429,000, respectively.

  Under the provisions of the Company's 1991 Stock Option Plan, employees exercising stock options during the thirty-nine weeks ended September 28, 1997 exchanged 2,122 shares of the Company's Common Stock (valued at $100,000) for 8,963 newly issued shares and during the thirty-nine weeks ended September 29, 1996 exchanged 28,000 shares of the Company's Common Stock (valued at $763,000) for 67,430 newly issued shares.

5.  New Accounting Standards

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options in a manner similar to fully diluted earnings per share, except that the use of the market price at the end of the period, when that price is higher than the average market price for the period, has been eliminated. This standard is effective for periods ending after December 15, 1997. The adoption of this standard is not expected to have a significant effect on the Company's earnings per share calculation. Under SFAS No. 128, basic and diluted earnings per share for the thirty-nine weeks ended September 28, 1997 would be $1.88 and $1.81, respectively. Basic and diluted earnings per share for the thirty-nine weeks ended September 29, 1996 would be $1.23 and $1.21, respectively. Under SFAS No. 128, basic and diluted earnings per share for the thirteen weeks ended September 28, 1997 would be $.94 and $.90, respectively. Basic and diluted earnings per share for the thirteen weeks ended September 29, 1996 would be $.59 and $.58, respectively.

  In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
(Unaudited)

  Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

  Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of and enterprise about which separate financial information is available that is evaluated regularly by Management in deciding how to allocate resources and in assessing performance.

  Both SFAS Nos. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, Management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.


6.  Capital Stock

  On July 30, 1996, the Company's Board of Directors approved a two-for-one split of the Company's Common Stock in the form of a 100% stock dividend for shareholders of record as of September 12, 1996. Concurrently, the number of authorized shares of Common Stock was increased to 100,000,000. On October
2, 1996, a total of 26,744,580 shares of Common Stock were issued in connection with the split. The stated par value of each share was not changed from $0.01. All share and per share amounts have been restated to retroactively reflect the stock split.

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


 General

  The following discussion provides information and analysis of the Company's results of operations for the thirteen and thirty-nine week periods ended September 28, 1997 and September 29, 1996, and its liquidity and capital resources. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere herein.


Results of Operations

Statements of Income Expressed as a Percentage of Total Revenues

                                 Thirteen weeks ended         Thirty-nine weeks ended
                              ---------------------------   ----------------------------
                              September 28,  September 29,  September 28,  September 28,
                                       1997          1996           1997           1996
                              -------------  -------------  -------------  -------------
    Net sales                         99.0%          98.7%          98.9%          98.8%
    Licensing income                   1.0%           1.3%           1.1%           1.2%
                              -------------  -------------  -------------  -------------
       Total revenues                100.0%         100.0%         100.0%         100.0%
    Cost of goods sold                67.3%          68.2%          67.1%          69.1%
                              -------------  -------------  -------------  -------------
       Gross margin                   32.7%          31.8%          32.9%          30.9%
    Selling, general and
      administrative expenses         15.1%          15.9%          17.7%          17.5%
                              -------------  -------------  -------------  -------------
       Operating margin               17.6%          15.9%          15.2%          13.5%
    Net interest expense               0.2%           0.3%           0.2%           0.3%
                              -------------  -------------  -------------  -------------
       Income before provision
       for income taxes               17.4%          15.6%          15.1%          13.2%
    Provision for income taxes         6.5%           5.7%           5.6%           4.8%
                              -------------  -------------  -------------  -------------
       Net income                     10.9%           9.9%           9.4%           8.4%
                              =============  =============  =============  =============

Totals may not agree due to rounding.


Quarter Ended September 28, 1997 Compared to Quarter Ended September 29, 1996

  Net Sales. Net sales in the thirteen weeks ended September 28, 1997 (hereinafter referred to as the "third quarter of 1997") increased by 44.3%, or $137.0 million, to $446.0 million compared to $309.0 million in the thirteen weeks ended September 29, 1996 (hereinafter referred to as the "third quarter of 1996"). The increase was due primarily to an increase in the number of units shipped, as well as the impact of a higher average price per unit resulting from the mix of products shipped. Career sportswear sales increased by 19.6%, or $32.2 million, to $196.1 million in the third quarter of 1997 compared to $163.9 million in the third quarter of 1996. Casual sportswear sales for the third quarter of 1997 increased by 35.3%, or $28.2 million, to $108.1 million compared to $79.9 million in the third quarter of 1996. Lifestyle collection sales, which include Lauren by Ralph Lauren and Jones New York Country, increased by $74.1 million to $100.8 million in the third quarter of 1997 compared to $26.7 million in the third quarter of 1996. Net sales for the Company's suit, dress and other category increased by 6.5%, or $2.5 million, to $41.0 million in the third quarter of 1997 compared to $38.5 million in the third quarter of 1996.

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

  Licensing Income. Licensing income increased by $0.3 million to $4.5 million in the third quarter of 1997 compared to $4.2 million in the third quarter of 1996. Licensees under the Jones New York label accounted for $0.6 million of the increase while income from licenses under the Evan-Picone label decreased by $0.3 million.

  Gross Profit. The gross profit margin was 32.7% in the third quarter of 1997 compared to 31.8% in the third quarter of 1996. The increase was primarily attributable to the impact of higher gross profit margins from the Company's major product lines including, in 1997, the new Lauren by Ralph Lauren label, which carries higher margins than the corporate average.

  SG&A Expenses. Selling, general and administrative expenses ("SG&A" expenses) of $67.8 million in the third quarter of 1997 represented an increase of $17.9 million over the third quarter of 1996. As a percentage of total revenues, SG&A expenses decreased to 15.1% in the third quarter of 1997 from 15.9% for the comparable period in 1996. While advertising, royalties and operating expenses associated with Lauren by Ralph Lauren sales, as well as the Company's overall sales growth, added significant expenses during the quarter, the effect was offset by the proportionately larger increase in sales and gross profit. Retail store operating expenses increased by $1.8 million, reflecting the added cost of 29 more stores in operation at the end of the third quarter of 1997 compared to the end of the third quarter of 1996.

  Operating Income. The resulting third quarter of 1997 operating income of $79.4 million increased by 59.4%, or $29.6 million, compared to $49.8 million during the third quarter of 1996. The operating margin increased to 17.6% for the third quarter of 1997 from the 15.9% achieved during the third quarter of 1996.

  Net Interest Expense. Net interest expense was $1.1 million in the third quarter of 1997 compared to $1.0 million in the comparable period of 1996.

  Provision for Income Taxes. The effective income tax rate was 37.5% for the third quarter of 1997 compared to 36.7% for the third quarter of 1996. The increase was primarily due to higher state income tax provisions for the third quarter of 1997.

  Net Income. Net income increased by 58.5% to $48.9 million in the third quarter of 1997, an increase of $18.0 million over the net income of $30.9 million earned in the third quarter of 1996. Net income as a percentage of total revenues was 10.9% in the third quarter of 1997 and 9.9% in the third quarter of 1996.


  Nine Months Ended September 28, 1997 Compared to Nine Months Ended September 29, 1996

  Net Sales. Net sales in the thirty-nine weeks ended September 28, 1997 (hereinafter referred to as the "first nine months of 1997") increased by 34.7%, or $264.4 million, to $1,027.0 million compared to $762.6 million in the thirty-nine weeks ended September 29, 1996 (hereinafter referred to as the "first nine months of 1996"). The increase was due primarily to an increase in the number of units shipped,

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

as well as the impact of a higher average price per unit resulting from the mix of products shipped. Career sportswear sales increased by 14.3%, or $59.3 million, to $474.4 million in the first nine months of 1997 compared to $415.1 million in the first nine months of 1996. Casual sportswear sales for the first nine months of 1997 increased by 18.2%, or $38.1 million, to $247.1 million compared to $209.0 million in the first nine months of 1996.
Lifestyle collection sales, which include Lauren by Ralph Lauren and Jones
New York Country, increased by $163.1 million, to $192.8 million in the first nine months of 1997 compared to $29.7 million in the first nine months of 1996. Net sales for the Company's suit, dress and other category increased by 3.6%, or $3.9 million, to $112.7 million in the first nine months of 1997 compared to $108.8 million in the first nine months of 1996.

  Licensing Income. Licensing income increased by $1.9 million to $11.3 million in the first nine months of 1997 compared to $9.4 million in the first nine months of 1996. Licensees under the Jones New York label accounted for $1.8 million of the increase while income from licenses under the Evan-Picone label increased by $0.1 million.

  Gross Profit. The gross profit margin was 32.9% in the first nine months of 1997 compared to 30.9% in the first nine months of 1996. The increase was primarily attributable to the impact of higher gross profit margins from the Company's major product lines including, in 1997, the new Lauren by Ralph Lauren label, which carries higher margins than the corporate average.

  SG&A Expenses. Selling, general and administrative expenses ("SG&A" expenses) of $183.5 million in the first nine months of 1997 represented an increase of $48.8 million over the first nine months of 1996. As a percentage of total revenues, SG&A expenses increased to 17.7% in the first nine months of 1997 from 17.5% for the comparable period in 1996. Advertising, royalties and operating expenses associated with Lauren by Ralph Lauren sales, as well as the Company's overall sales growth, added significant expenses during the first nine months. Retail store operating expenses increased by $5.6 million, reflecting the added cost of 29 more stores in operation at the end of the first nine months of 1997 than at the end of the first nine months of 1996.

  Operating Income. The resulting first nine months of 1997 operating income of $158.0 million increased by 51.9%, or $54.0 million, compared to $104.0 million during the first nine months of 1996. The operating margin increased to 15.2% for the first nine months of 1997 from the 13.5% achieved during the first nine months of 1996.

  Net Interest Expense. Net interest expense was $1.7 million in the first nine months of 1997 compared to $2.0 million in the comparable period of 1996. The primary reasons for the change were lower average borrowings and higher average cash balances during the first nine months of 1997.

  Provision for Income Taxes. The effective income tax rate was 37.4% for the first nine months of 1997 compared to 36.7% for the first nine months of 1996. The increase was primarily due to higher state income tax provisions for the first nine months of 1997.

  Net Income. Net income increased by 51.4% to $97.8 million in the first nine months of 1997, an increase of $33.2 million over the net income of $64.6 million earned in the first nine months of 1996. Net income as a percentage of total revenues was 9.4% in the first nine months of 1997 and 8.4% in the first nine months of 1996.

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

  Net cash used in operations was $22.1 million in the first nine months of 1997, compared to $12.1 million in the first nine months of 1996. The change primarily reflects the effect of an increase in trade receivables and inventories ($163.1 million in 1997 compared to a $126.9 million increase in 1996) and the generation of a $14.8 million deferred tax benefit in 1997 compared to a deferred tax expense of $6.8 million in 1996. The changes are offset by higher net income for the first nine months of 1997 (before depreciation and amortization charges) and an increase in taxes payable of $20.3 million in 1997 compared to $11.5 million in 1996.

  Net cash used in investing activities was $5.0 million higher in the first nine months of 1997 than in the first nine months of 1996 due to additional capital improvements and replacements. Expenditures for capital improvements, replacements and property under capital lease for the full year 1997 are expected to approximate $25 million, of which $10 million represents the estimated cost of an additional warehouse facility under construction to support anticipated growth.

  Net cash provided by financing activities was $32.0 million in the first nine months of 1997 compared to $27.7 million in the first nine months of 1996.
The principal reasons for the changes were increases in the amounts of short-term borrowings to fund working capital requirements, proceeds from capital lease financing and transactions involving the Company's Common Stock. In the first nine months of 1997, the Company repurchased $30.6 million of its Common Stock on the open market under an announced program under which the Company is authorized to acquire up to $100.0 million of such shares.
As of September 28, 1997, an aggregate of $69.7 million had been expended pursuant to the stock repurchase program. On October 22, 1997 the Board of Directors authorized an additional common stock repurchase program to acquire up to $100 million of the Company's outstanding common stock. This share repurchase program authorizes the Company to purchase the shares from time to time, commencing upon expiration or completion of its current repurchase program. The current program, under which the Company has repurchased $92.4 million as of October 22, 1997, expires December 15, 1997. Proceeds from the issuance of common stock to employees exercising stock options amounted to $10.3 million in the first nine months of 1997 compared to $7.8 million in the first nine months of 1996.

  As of September 28, 1997, the Company had credit arrangements with six United States financial institutions which totaled $425.0 million. These lines, which may be used for unsecured borrowings and letters of credit (issued primarily to finance foreign inventory purchases), contain an aggregate sub-limit of $170 million for unsecured borrowings with rates depending on the borrowing vehicle utilized. At September 28, 1997, $110.1 million was utilized for letters of credit and there were $45.1 million of short-term borrowings outstanding, leaving $269.8 million available for additional borrowings and letters of credit at that date.

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)



  The Company also has a line of credit with a Canadian institution for C$4.0 million to be used for unsecured borrowings under which no amounts were outstanding at September 28, 1997. The Company believes that funds generated by operations and the bank credit arrangements will provide the financial resources sufficient to meet its foreseeable working capital, letter of credit, capital expenditure and stock repurchase requirements.


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


Item 6. Reports on Form 8-K

  There were no reports on Form 8-K filed during the quarter ended September 28, 1997.

JONES APPAREL GROUP, INC. AND SUBSIDIARIES
OTHER INFORMATION (CONTINUED)


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    JONES APPAREL GROUP, INC.
                                                                 (Registrant)

Date:  November 11, 1997                     By             /s/ Sidney Kimmel
                                                 ----------------------------
                                                                SIDNEY KIMMEL
                                                      Chief Executive Officer


                                             By            /s/ Wesley R. Card
                                                 ----------------------------
                                                               WESLEY R. CARD
                                                      Chief Financial Officer