Form 10-K
period 1997-12-31
JONES APPAREL GROUP INC
filed 1998-03-26
CIK 874016

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ______________________

                                FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to ________

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 1998 was approximately $2,365,861,580.

  As of March 23, 1998, there were 50,322,550 shares of the registrant's Common Stock outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE

  The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:

                    Document                          Part
          ------------------------------------        ----

          Those portions of the registrant's           III
          proxy statement for the registrant's
          1998 Annual Meeting (the "Proxy
          Statement") that are specifically
          identified herein as incorporated by
          reference into this Form 10-K.

PART I

ITEM 1.  BUSINESS

General

  Jones Apparel Group, Inc. (the "Company") is a leading designer and marketer of better priced women's sportswear, suits and dresses. The Company has pursued a multi-brand strategy by marketing its products under several nationally known brands, including Jones New York, Evan-Picone and Rena Rowan, and the licensed brand Lauren by Ralph Lauren. Each label is differentiated by its own distinctive styling and pricing strategy. The Company primarily contracts for the manufacture of its products through a worldwide network of quality manufacturers. The Company has capitalized on its nationally known brand names by entering into 32 licenses for the Jones New York brand name and 16 licenses for the Evan-Picone brand name with select manufacturers of women's and men's apparel and accessories.

Products

  The Company's brands cover the entire women's better apparel market. Within those brands, various product classifications include career and casual sportswear, dresses and suits, and a combination of all components termed lifestyle collection. Career and casual sportswear are marketed as groups of skirts, pants, jackets, blouses, sweaters and related accessories which, while sold as separates, are coordinated as to styles, color schemes and fabrics, and are designed to be worn together. For its sportswear and dress collections, the Company will develop several groups in a selling season.
New sportswear and dress collections are introduced in four or five of the principal selling seasons - Spring, Summer, Fall I, Fall II and Holiday/Resort, while suit collections have traditionally been developed for the Fall and Spring seasons. The introduction of different groups in each season is spaced to ensure that retail customers frequently are introduced to new merchandise.

  The Company's major product categories are summarized in the following table:

              Career            Casual           Lifestyle      Suits, Dresses
              Sportswear        Sportswear       Collection     and Other
              --------------    -------------    -------------  ----------------

Industry      Better            Better           Better          Better
Categories

Brand Labels  Jones New York,   Jones New York   Lauren by       Jones New York,
              Jones Wear,       Sport,           Ralph Lauren,   Evan-Picone,
              Rena Rowan,       Jones Wear,      Jones New       Saville
              Evan-Picone,      Jones Jeans,     York Country
                                Jones & Co,
                                Jones Studio

Product       Skirts, blouses   Skirts, blouses, Skirts,         Suits,
Offerings     pants, jackets,   pants, jackets,  blouses,        dresses
              sweaters          sweaters         pants, jackets,
                                                 sweates, suits,
                                                 coats

  The Company's success is enhanced by its ability to maintain a name brand or designer image while its products are generally sold in the women's better market at the following retail price points:


             Skirts      Blouses        Casual Tops    Suits &
Jackets      and Pants   and Sweaters   and Bottoms    Coats        Dresses
---------    ---------   ------------   -----------    ---------    ---------

$150-$280    $70-$140    $70-$200       $25-$90        $200-$450    $125-$250


  The following chart sets forth a breakdown of the Company's apparel sales by dollar amount (in thousands and as a percentage of the Company's total sales) during the past three fiscal years.

                                 1997              1996               1995
                             ------------      ------------       ------------
Career Sportswear            $613,000 45%      $529,000 52%       $439,000 57%
Casual Sportswear            $323,000 24%      $292,000 29%       $209,000 27%
Lifestyle Collection         $293,000 21%       $59,000  6%         $2,000  0%
Suits, Dresses and Other     $143,000 10%      $141,000 13%       $126,000 16%


  Career Sportswear. The Company's flagship brand, Jones New York, offers consumers an extensive range of better sportswear geared primarily for the career woman's working needs. Jones New York products are sold in misses, petites and women's sizes and are marketed under the Jones New York, Jones New York Petite and Jones New York Woman labels.

  Career sportswear under the Rena Rowan label is positioned at the opening price point in better apparel and includes misses, petites and women's sizes.

  The Company's Evan-Picone line of career sportswear is positioned at a price point between the Jones New York and Rena Rowan brands and includes misses and women's sizes.

  A career sportswear line using the Jones Wear label is sold to selected retail accounts that do not carry the Company's other lines of career sportswear.

  Casual Sportswear. Jones New York Sport offers a collection of casual sportswear which complements the Jones New York career line. These products are designed to be worn for weekend and informal workday dressing. Jones New York Sport is offered in misses, petite and women's sizes. The Company also offers a business casual collection under the Jones & Co label designed to meet the needs of the informal workplace and business "dress down" days.

  Jones Studio, introduced for the Spring 1996 season, provides business casual sportswear separates. In 1996, the Company introduced Jones Jeans, a denim and cotton-based collection for the women's market. Petites and misses sizes were added for Spring 1998.

    Lifestyle Collection. Jones New York Country, introduced for the Fall 1995 season, is a collection of classic country-styled casualwear. Prior to 1997, this label was exclusive to the Company's own retail outlets. The distribution of Jones New York Country products has now been extended to several specialty stores.

    In October 1995, the Company acquired an exclusive license to manufacture and market women's shirts, blouses, skirts, jackets, suits, sweaters, pants, vests, coats, outerwear and hats under the Lauren by Ralph

Lauren trademark in the United States, pursuant to license and design service agreements with the licensor, which expire on December 31, 2001. Upon expiration of the initial term, the Company has the right to renew the license for an additional three-year period, provided that it meets certain minimum sales level requirements. The agreements provide for the payment by the Company of a percentage of net sales against guaranteed minimum royalty and design service payments as set forth in the agreements. In July 1996, the Company began shipping a collection of better career and casual sportswear under this label for the Fall 1996 season. The Company introduced a collection of Petite sportswear which began shipping in the Fall 1997 season. Coats and suits were also introduced in the Fall 1997 season.

  Suits. The Company produces suits under the brand names Jones New York and Saville. Jones New York is a better priced brand. Saville is targeted to sell at the opening price points of the better price category. Jones New York currently offers products in misses and petite sizes and Saville offers petite, misses and women's sizes. During 1997, the Company phased out its licensed Christian Dior suit business.

  Dresses. The Company ships collections of career dresses under the Jones New York and Evan-Picone brand names, targeted to sell at better prices.

  Other. The Company also produces sportswear for the private label market. While there is significant additional demand in this market, the Company has not actively pursued more private label business in order to concentrate on the expansion of its name brand business.

  The Company has introduced a collection of men's casual sportswear under the Jones New York label for the Fall 1998 selling season.

Design

  Each product line of the Company has its own design team which is responsible for the creation, development and coordination of the product group offerings within each line. The Company believes its design staff of 215 people is widely recognized for its distinctive styling of garments and its ability to update fashion classics with contemporary trends. The Company's designers travel throughout the world for fabrics and colors, and attempt to stay continuously abreast of the latest fashion trends. In addition, the Company actively monitors the retail sales of its products to determine changes in consumer trends.

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

  In accordance with standard industry practices for licensed products, Polo Ralph Lauren Corporation has the right to approve the Company's designs for the Lauren by Ralph Lauren product line.

Manufacturing

  Apparel sold by the Company is produced in accordance with its design, specification and production schedules. The Company contracts for the cutting and sewing of the majority of its garments with approximately 133 contractors located in the United States and 280 in overseas locations. The Company also operates one manufacturing facility of its own. During 1997, approximately 30% of the Company's products were manufactured in the United States and Mexico, and 70% in other parts of the world, primarily Asia.

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

  The Company has an active program in place to monitor compliance by its contract manufacturers with applicable laws relating to the payment of wages and working conditions. In 1996, the Company became a participant in the United States Department of Labor's Apparel Manufacturers Compliance Program for that purpose. Under that program, and through the Company's independent agreements with each of its domestic and foreign manufacturers, the Company regularly audits such compliance and requires corrective action when appropriate.

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

  Domestic contractors are supervised by the Company's quality control staff based primarily in Pennsylvania, while foreign manufacturers' operations are monitored by both Company personnel and buying agents located in other countries. All finished goods are shipped to the Company's warehouses for final inspection and distribution.

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

Marketing

  The Company distributes its products through approximately 1,225 customers, including department stores, specialty retailer accounts and direct mail catalog companies throughout the United States and Canada representing approximately 6,800 locations. Department stores account for approximately two-thirds of the Company's sales. The Company's ten largest customers accounted for approximately 67% of sales in 1997. No single customer accounted for more than 10% of net sales; however, certain of the Company's customers are under common ownership. When considered together as a group under common ownership, sales to seven department store customers currently owned by Federated Department Stores, Inc. ("Federated") accounted for approximately 20% of 1997 sales and sales to eight department store customers currently owned by The May Department Stores Company ("May") accounted for approximately 19% of 1997 sales. While the Company believes that purchasing decisions are generally made independently by each department store customer (including the stores in the Federated and May groups), in some cases the trend may be toward more centralized purchasing decisions. The Company attempts to minimize its credit risk from its concentration of customers by closely monitoring accounts receivable balances and shipping levels and the ongoing financial performance and credit status of its customers. Among the Company's leading customers are May group members Lord & Taylor, Hecht's and Foley's; Federated group members Macy's Department Stores, Lazarus and Bloomingdale's; and independent stores Dillard's, Dayton Hudson and Nordstrom.

  The Company has a direct sales force of 174 sales people (excluding employees in the Company's factory outlet stores) which includes individuals located in the Company's New York and Toronto showrooms as well as in regional sales offices and showrooms that the Company leases in Atlanta, Dallas, Los Angeles and Seattle. The Company also has a small number of independent sales representatives. In addition, senior management is actively involved in selling to major accounts. Products are marketed to department stores and specialty retailing customers during "market weeks," which are generally four to six months in advance of the five corresponding industry selling seasons.

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

Factory Outlet Stores

  At December 31, 1997, the Company operated a total of 214 factory outlet stores and 5 full price stores. The Company operates six coffee bars in close proximity to six of its factory outlet stores as a convenience to its customers. Manufacturer's outlet malls are generally located either in high traffic tourist areas or on major highways to vacation destinations and major cities. The 214 factory outlet stores operated by the Company are located in 120 outlet malls throughout the United States. These locations are generally situated in select geographic markets which are not in direct competition with the Company's primary customers. The Company's outlet stores focus on breadth of product line and customer service as well as value pricing. In addition to its brand name merchandise, these stores also sell merchandise produced by licensees of the Company. The Company's outlet store expansion strategy is to continue to open multiple stores in select outlet malls for specific product lines which target different customer segments.

  The Company opened 45 and closed 26 stores in 1997 and opened 47 and closed 22 stores in 1996. The following table sets forth certain information regarding the number and type of stores open and aggregate store sales for each of the years in the three year period ended December 31, 1997.


Retail stores open at end of period:

Store Type              Description                      1997     1996     1995
----------------------  ----------------------------     ----     ----     ----

Jones New York          Jones New York sportswear          85       82       78
Jones New York          Full price retail showcase          2        2        2
                          for products
Executive Suite         Jones New York and Executive       21       28       33
                           Suite men's and women's
                           suits and furnishings
Jones New York Sport    Jones New York Sport and           31       22        2
                        Jones & Co casual sportswear
Evan-Picone             Evan-Picone sportswear             15       17       23
Jones New York Country  Jones New York Country             35       22        9
                          casual sportswear
Jones New York Country  Full price retail showcase          3        2        -
                          for products
Factory Finale          Close out merchandise              19       15       15
Other concepts          Various                             8       10       13
                                                         ----     ----     ----
Total retail stores open at end of period                 219      200      175

Aggregate net store sales (in thousands)             $153,830 $129,767 $102,307

Square footage of gross store space at end of period  607,632  557,100  478,975


Nearly all stores are leased under long-term leases (typically five years). The average store size is approximately 2,775 square feet, ranging from a minimum of 1,386 square feet to a maximum of 6,600 square feet.

Licensing of Company Brands

  As of December 31, 1997, the Company had 32 license agreements under which independent licensees sell products under the Company's Jones New York (and related) trademarks in accordance with designs furnished or approved by the Company in various territories in the United States and Canada. Current licenses include men's tailored clothing and overcoats, women's intimate apparel, women's rainwear, outerwear, leather outerwear and woolen coats, footwear and handbags, belts, scarves, women's swimwear, umbrellas, eyewear, fragrances, costume jewelry, hair accessories, and cosmetic travel accessories. Each of the licenses provides for the payment to the Company of a percentage of the licensee's net sales of the licensed products against guaranteed minimum royalty payments which generally increase over the term of the agreement. During 1997, the Company received $9,436,000 of Jones New York (and related names) licensing income.

  As of December 31, 1997, the Company had 16 license agreements under which independent licensees sell products under the Company's Evan-Picone trademarks in accordance with designs furnished or approved by the Company in various territories in the United States and Canada. These licenses include women's woolen coats, footwear, men's tailored clothing, mens' knit and woven shirts and sweaters, men's neckwear, and men's and women's hosiery. Each of the licenses provides for the payment to the Company of a percentage of the licensee's net sales of the licensed products against guaranteed minimum royalty payments which generally increase over the term of the agreement. During 1997, the Company received $5,945,000 of Evan-Picone licensing income.

Trademarks

  The Company utilizes a variety of trademarks which it owns, including Jones New York, Jones New York Sport, Jones & Co, Jones*Wear, Jones Wear, JNY, Jones New York Country, Jones Jeans, Saville, Rena Rowan, Ellen Kaye, Evan-Picone, Picone Sport, Elements by Evan-Picone, Picone Studio, Evan-Picone Sport, Executive Suite and Strictly Business. The Company has registered or applied for registration for these and other trademarks for use on a variety of items of apparel and apparel-related products in the United States and Canada. In addition, the Company has registered certain of its trademarks in certain other countries. The Company's material registered trademarks Jones New York,
Jones New York Sport, Rena Rowan and Evan-Picone, have their Federal trademark registrations expire in 2006, 2004, 2002, and 2003, respectively, with its other registered trademarks expiring at various dates through 2014, all of which are subject to renewal. The Company carefully monitors trademark expiration dates to ensure uninterrupted registration of its trademarks. The Company also licenses the Lauren by Ralph Lauren label (see "Products" above). The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement.

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

  In addition to the factors outlined above, the Company's future import operations may be adversely affected by political instability resulting in the disruption of trade from exporting countries, any significant fluctuation in the value of the dollar against foreign currencies and restrictions on the transfer of funds. However, the recent instability of Asian financial markets is not expected to have a material impact on the Company's financial results.

Backlog

  On December 31, 1997, the Company had unfilled customer orders of approximately $557 million, compared to approximately $419 million of such orders at December 31, 1996. These amounts include both confirmed orders and unconfirmed orders which the Company believes, based on industry practice and past experience, will be confirmed. The amount of unfilled orders at a particular time is affected by a number of factors, including the timing of the receipt and processing of customer orders and scheduling of the manufacture and shipping of the product, which in some instances is dependent on the desires of the customer. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

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

Employees

  At December 31, 1997, the Company had approximately 3,135 full-time employees. This total includes 25 in executive or senior managerial positions, approximately 1,870 in quality control, production, design and distribution positions, approximately 380 in sales, clerical and office positions and approximately 860 in the Company factory outlet and full-price retail stores. The Company also employs approximately 790 part-time employees, of which approximately 720 work in the Company factory outlet and full-price retail stores.

  Approximately 350 of the Company's employees are members of the Teamsters Union, which has a four year labor agreement with the Company expiring in March 2002. The Company considers its relations with its employees to be satisfactory.


ITEM 2.  PROPERTIES

    The general location, use and approximate size of the Company's principal properties, all of which are leased, are set forth below:

                                                               Approximate Area
Location                      Use                              in Square Feet
---------------------         -----------------------------    ----------------
Bristol, Pennsylvania         Headquarters, warehouse              419,200
                                and distribution
Bristol, Pennsylvania         Materials warehouse                  102,400
Bristol, Pennsylvania         Distribution warehouse               208,000
Bristol, Pennsylvania         Computer and accounting               16,425
                                services
Bristol, Pennsylvania         Administrative services               22,500
Ciudad Juarez, Mexico         Production                            66,850
Downsview, Canada             Canadian headquarters,               114,300
                                warehouse and distribution
El Paso, Texas                Administrative services               33,250
Lawrenceburg, Tennessee       Distribution warehouses            1,205,100
New York, New York            Executive and sales offices          156,700
Rural Hall, North Carolina    Materials warehouse                  232,200


  The Company leases space for 214 outlet stores, five full-price retail stores and six coffee bars (aggregating approximately 613,500 square feet) at locations across the United States. The Company also leases regional sales offices and showrooms in Atlanta, Dallas, Los Angeles and Seattle. The Company believes that its existing facilities are well maintained, in good operating condition and that its existing and planned facilities will be adequate for its operations for the foreseeable future.

  The Company occupies a warehouse and office facility which is leased from an affiliated real estate partnership which is 50% owned by the Company's Chairman. The lease runs until March 31, 1998. Minimum annual rent payments are $1,000,000. The lease was capitalized at the fair market value of the facility which approximated the present value of the minimum lease payments. Upon the expiration of the lease, the Company has agreed to purchase the property from the partnership for $10,500,000, which approximates fair market value, and enter into a sale and leaseback arrangement with an unrelated third party. See "Item 13. CERTAIN RELATIONSHIPS AND
RELATED TRANSACTIONS."


ITEM 3.  LEGAL PROCEEDINGS

    There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.



                              PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS


                                  First       Second      Third       Fourth
                                  Quarter     Quarter     Quarter     Quarter
                                  -------     -------     -------     -------
Price range of common stock:

1997
    High                          $41 3/8     $49 1/8     $57 3/16    $57 5/16
    Low                           $32 1/8     $36 1/8     $46 5/8     $40 7/16

1996
    High                          $24 1/4     $27 3/4     $37 3/8     $37 3/8
    Low                           $17 13/16   $23 1/4     $22 9/16    $29 5/8


  The Company's Common Stock is traded on the New York Stock Exchange under the symbol "JNY". The above figures set forth, for the periods indicated, the high and low sale prices per share of the Company's Common Stock as reported on the New York Stock Exchange Composite Tape. The last reported sale price per share of the Company's Common Stock on March 17, 1998 was $55 11/16 and on that date there were 154 holders of record of the Company's Common Stock.
To date, the Company has not paid any cash dividends on shares of its Common Stock. The Company anticipates that all of its future earnings will be retained for its financial requirements and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. All stock prices have been adjusted to reflect the 2-for-1 stock split effective October 2, 1996.

ITEM 6.  SELECTED FINANCIAL DATA

    The following financial information is qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this report.
The selected consolidated financial information presented below is derived from the Company's audited Consolidated Financial Statements for each of the five years in the period ended December 31, 1997.


Year Ended December 31,           1997          1996          1995          1994          1993
                            ----------    ----------      --------      --------      --------
Income Statement Data
    Net sales               $1,372,458    $1,021,042      $776,365      $633,257      $541,152
    Licensing income <F1>       15,013        13,036        10,314         8,487         4,907
                            ----------    ----------      --------      --------      --------
      Total revenues         1,387,471     1,034,078       786,679       641,744       546,059
    Cost of goods sold         940,149       717,250       546,413       438,575       363,742
                            ----------    ----------      --------      --------      --------
    Gross profit <F2>          447,322       316,828       240,266       203,169       182,317
    Selling, general and
     administrative expense    250,685       186,572       139,135       115,307       103,392
                            ----------    ----------      --------      --------      --------
    Operating income           196,637       130,256       101,131        87,862        78,925
    Interest expense             3,584         3,040         1,908         1,212           716
    Interest income             (1,556)         (547)         (445)         (695)         (810)
                            ----------    ----------      --------      --------      --------
    Income before provision
      for income taxes         194,609       127,763        99,668        87,345        79,019
    Provision for               72,884        46,889        36,183        32,425        30,660
      income taxes          ----------    ----------      --------      --------      --------
    Net income                $121,725       $80,874       $63,485       $54,920       $48,359 <F3>
                            ==========    ==========      ========      ========      ========

Per Share Data <F4><F5>

Net income per share
       Basic                     $2.35         $1.55         $1.22          $1.06        $0.95 <F3>
       Diluted                   $2.26         $1.51         $1.20          $1.04        $0.92 <F3>
Dividends paid per share            -            -             -              -            -
Weighted average number
  of common shares
  outstanding
       Basic                    51,899        52,333        52,130         51,656       50,789
       Diluted                  53,905        53,651        53,024         52,889       52,286


December 31,                      1997          1996          1995           1994         1993
                              --------      --------      --------       --------     --------
Balance Sheet Data
  Working capital             $330,569      $293,970      $260,853       $204,221     $159,175
  Total assets                 580 767       488,109       400,959        318,286      266,594
  Short-term debt,
    including current
    portion of capital
    lease obligations            4,199         3,067         2,327          1,859        1,722
  Long-term debt,
    including capital
    lease obligations           27,290        12,141        10,151          8,029        9,545
  Stockholders' equity         435,632       376,729       314,975        248,678      189,120


<F1> Represents license fees received by the Company (net of related expenses).

<F2> Historically, the Company included licensing income as a separate line item in operating income. In accordance with current industry practice, the Company has included this amount in total revenues and gross profit. All periods presented reflect this reclassification of licensing income.

<F3> Represents income before cumulative effect of change in accounting principle for the year ended December 31, 1993. In 1993, the Company recorded a cumulative effect of a change in accounting principle for income taxes as a result of the adoption of SFAS No. 109 which increased net income by $1,376,000. Basic and diluted income per share for the year ended December 31, 1993, including this change in accounting principle, was $0.98 and $0.95, respectively.

<F4> On July 30, 1996, the Company's Board of Directors approved a two-for-one stock split of the Company's Common Stock in the form of a 100% stock dividend for shareholders of record as of September 12, 1996.
     Concurrently, the number of authorized shares of Common Stock was increased to 100,000,000. On October 2, 1996, a total of 26,744,580 shares of Common Stock were issued in connection with the split. The stated par value of each share remained at $0.01. All share and per share amounts have been restated to retroactively reflect the stock split.

<F5> During 1997, the Financial Accounting Standards Board issued Statement of
     Financial Accounting Standards No. 128, "Earnings per Share," which provides for the calculation of "basic" and "diluted" earnings per share. This Statement, effective for financial statements issued for periods ending after December 15, 1997, requires restatement of all prior-period EPS data presented. All periods have been restated to comply with the provisions of SFAS No. 128.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENTS OF INCOME EXPRESSED AS A PERCENTAGE OF TOTAL REVENUES


Year Ended December 31,              1997             1996              1995
                                   ------           ------            ------
Net sales                           98.9%            98.7%             98.7%
Licensing income                     1.1%             1.3%              1.3%
                                   ------           ------            ------
  Total revenues                   100.0%           100.0%            100.0%
Cost of goods sold                  67.8%            69.4%             69.5%
                                   ------           ------            ------
  Gross profit                      32.2%            30.6%             30.5%
Selling, general and
  administrative expenses           18.1%            18.0%             17.7%
                                   ------           ------            ------
  Operating income                  14.2%            12.6%             12.9%
Interest expense                     0.3%             0.3%              0.2%
Interest income                     (0.1%)           (0.1%)            (0.1%)
                                   ------           ------            ------
Income before provision
  for income taxes                  14.0%            12.4%             12.7%
Provision for income taxes           5.3%             4.5%              4.6%
                                   ------           ------            ------
  Net income                         8.8%             7.8%              8.1%
                                   ======           ======            ======
                                       Totals may not agree due to rounding.

GENERAL

  The following discussion provides information and analysis of the Company's results of operations from 1995 through 1997 and its liquidity and capital resources. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere herein.

  The Company has achieved compound annual growth rates of 32.8% for total revenues and 39.4% for operating income from 1995 to 1997. Total revenues and operating income in 1997 increased 34.2% and 51.0%, respectively, over 1996.

  The Company believes that it has achieved this growth by enhancing the brand equity of each of its labels and successfully adding new labels, such as Lauren by Ralph Lauren, through its focus on exceptional design, quality and value. The Company has leveraged the strength of its brands to increase both the number of locations and amount of selling space in which its products are offered, as well as to introduce new product extensions. The Company has also benefitted from a trend among its major retail accounts to concentrate their women's apparel buying among a narrowing group of apparel vendors.


RESULTS OF OPERATIONS
1997 Compared to 1996

Net Sales
  Net sales in 1997 increased 34.4%, or $0.4 billion, to $1.4 billion compared to $1.0 billion in 1996, due primarily to an increase in the number of units shipped, and also, to a lesser extent, higher average selling prices per unit. Career sportswear sales increased 15.9%, or $83.9 million, to $612.8 million in 1997 compared to $528.9 million in 1996. Casual sportswear sales in 1997 increased 10.8%, or $31.5 million, to $323.4 million compared to $291.9 million in 1996. Lifestyle collection sales in 1997 increased $234.1 million, to $292.9 million compared to $58.8 million in 1996, largely the result of the rapid growth in sales of the Lauren by Ralph Lauren label.
Net sales for the Company's suit, dress and other category increased 1.4%, or $2.0 million, to $143.4 million in 1997, compared to $141.4 million in 1996.

Licensing Income
  Licensing income increased $2.0 million to $15.0 million in 1997, compared to $13.0 million in 1996. Income from licenses under the Jones New York label increased $1.8 million while income from licenses under the Evan-Picone label rose $0.2 million. The increases were primarily due to higher sales volume by licensees.

Gross Profit
  The gross profit margin was 32.2% in 1997, compared to 30.6% in 1996. The increase was attributable to the impact of stronger margins across major product categories and the proportionately larger increase in sales of the Lauren by Ralph Lauren label, which was introduced in Fall 1996 and carries higher margins than the corporate average.

SG&A Expenses
  Selling, general and administrative expenses ("SG&A" expenses) of $250.7 million in 1997 represented an increase of $64.1 million over $186.6 million in 1996. As a percentage of total revenues, SG&A expenses increased to 18.1% in 1997 from 18.0% in 1996. Expenses associated with Lauren by Ralph Lauren product advertising, royalties, store displays and associated operating costs, as well as the Company's overall sales growth, added significant expenses during 1997. Retail store operating expenses increased $6.9 million, reflecting the added cost of 19 new stores in operation at the end of 1997.

Operating Income
  The resulting 1997 operating income increased $66.3 million to $196.6 million, compared to $130.3 million during 1996. The operating margin increased to 14.2% in 1997 from 12.6% in 1996 as a result of the higher gross profit margins during 1997.

Net Interest Expense
  Net interest expense was $2.0 million in 1997 compared to $2.5 million in 1996. The primary reason for the change was an increase in interest income of $1.0 million, which offset higher interest on capital leases for additional warehouse facilities constructed during 1997.

Provision for Income Taxes
  The effective income tax rate for 1997 was 37.5% compared to 36.7% in 1996. The increase was primarily due to higher state income tax provisions for 1997.

Net Income
  Net income increased 50.5% to $121.7 million in 1997, an increase of $40.8 million over the net income of $80.9 million earned in 1996. Net income as a percentage of total revenues was 8.8% in 1997 compared to 7.8% in 1996.

1996 Compared to 1995

Net Sales
  Net sales in 1996 increased 31.5%, or $244.6 million, to $1,021.0 million, compared to $776.4 million in 1995, due primarily to an increase in the number of units shipped. Career sportswear sales increased 20.5%, or $89.8 million, to $528.9 million in 1996 compared to $439.1 million in 1995. Casual sportswear sales in 1996 increased 39.7%, or $83.0 million, to $291.9 million compared to $208.9 million in 1995. Lifestyle collection sales in 1996 increased $56.7 million to $58.8 million, compared to $2.1 million in 1995, primarily due to the 1996 introduction of the Lauren by Ralph Lauren label.
Net sales for the Company's suit, dress and other category increased 12.0%, or $15.1 million, to $141.4 million in 1996 compared to $126.3 million in 1995.

Licensing Income
  Licensing income increased $2.7 million to $13.0 million in 1996 as compared to $10.3 million in 1995. Income from licenses under the Jones New York label increased $2.1 million, while income from licenses under the Evan-Picone label rose $0.6 million.

Gross Profit
   The gross profit margin was 30.6% in 1996 compared to 30.5% in 1995. The increase was primarily attributable to the impact of higher gross profit margins from the Company's major product lines, as well as the introduction of the new Lauren by Ralph Lauren label, which carries higher margins than the corporate average.

SG&A Expenses
  SG&A expenses of $186.6 million in 1996 represented an increase of $47.5 million over $139.1 million in 1995. As a percentage of total revenues, SG&A expenses increased to 18.0% in 1996 from 17.7% in 1995. Expenses associated with the Lauren by Ralph Lauren product advertising and royalties and associated operating costs, as well as the Company's overall sales growth, added significant expenses during 1996. Retail store operating expenses increased $10.2 million, reflecting the added cost of 25 new stores in operation at the end of 1996.

Operating Income
  The resulting 1996 operating income of $130.3 million increased $29.2 million, as compared to $101.1 million during 1995. The operating margin decreased to 12.6% in 1996 from 12.9% in 1995, largely as a result of the higher percentage of SG&A expenses to sales during 1996.

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

Net Income
  Net income increased 27.4% to $80.9 million in 1996, an increase of $17.4 million over the net income of $63.5 million earned in 1995. Net income as a percentage of total revenues was 7.8% in 1996, compared to 8.1% in 1995.


LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal capital requirements have been to fund working capital needs, capital expenditures and, beginning in 1995, to repurchase the Company's Common Stock on the open market. The Company has historically relied primarily on internally generated funds, trade credit and bank borrowings to finance its operations and expansion. As of December 31, 1997, total cash and cash equivalents were $40.1 million, a $10.0 million increase over the $30.1 million reported as of December 31, 1996.

  Net cash provided by operations was $110.6 million, $70.7 million and $8.9 million in 1997, 1996 and 1995, respectively. The $39.9 million improvement for 1997 was primarily due to a higher net income and a decrease in trade receivables compared to an increase in the previous two years. While fourth quarter 1997 sales increased 33.7% over 1996, accounts receivable at the end of 1997 decreased $18.9 million from 1996. This was due to the provision for allowances that will be granted to customers and fourth quarter shipments occurring earlier than in prior years, allowing cash collections on a greater portion of the resulting receivables before the end of the year. Inventories increased $41.0 million in 1997, $37.8 million in 1996 and $53.1 million in 1995, all of which reflected the inventory levels required to meet anticipated wholesale shipments for the first quarter of the following year and the net addition of 19 retail stores in 1997, 25 in 1996, and 42 in 1995.

  Net cash used in investing activities increased to $43.3 million, an increase of $8.0 million over 1996. Cash used in investing activities has been primarily for the opening of additional warehouse facilities (including, in 1997, cash restricted for use in completing warehouse facilities under construction at the end of the year), new retail stores and existing store renovations, computer system hardware and software upgrades and a $1.5 million payment made in 1996 to satisfy all future royalty obligations to the former owner of the Evan-Picone trademark. In addition, to support anticipated growth in the number of units shipped, the Company has committed to the construction of additional warehouse facilities in 1998. These facilities, including related equipment, are estimated to cost $28.0 million and the Company plans to finance all or a portion of the construction through capital lease financing and long-term debt.

  Net cash provided by (used in) financing activities was $(57.2) million in 1997, $(22.2) million in 1996 and $2.4 million in 1995. The principal reasons for the changes were: (i) $10.0 and $5.0 million in proceeds from capital leases in 1997 and 1996, respectively, for construction of additional warehouse facilities; (ii) issuance of $10.0 million in long-term debt in 1997 for construction of an additional warehouse facility; and (iii) transactions involving the Company's Common Stock. In 1997 and 1996, the Company repurchased $85.8 million and $33.6 million, respectively, of its Common Stock on the open market under two announced programs under which the Company is authorized to acquire an aggregate of up to $200.0 million of such shares. As of December 31, 1997, $100.0 million had been expended pursuant to the first stock repurchase program (the maximum authorized) and an additional $24.0 million had been expended under the second program. Proceeds from the issuance of common stock to employees exercising stock options amounted to $12.5 million, $9.1 million and $4.7 million in 1997, 1996 and 1995, respectively.

  As of December 31, 1997, the Company had credit arrangements with six United States financial institutions which totaled $425.0 million (see Note 5 of Notes to Consolidated Financial Statements). These lines, which may be used for unsecured borrowings and letters of credit (issued primarily to finance foreign inventory purchases), contain an aggregate sub-limit of $170.0 million for unsecured borrowings with rates depending on the borrowing vehicle utilized. At December 31, 1997, $153.7 million was utilized for letters of credit and there were no short-term borrowings outstanding. The Company also has a line of credit with a Canadian institution for C$4.0 million to be used for unsecured borrowings under which no amounts were outstanding at December
31, 1997.

  The Company believes that funds generated by operations and the bank credit arrangements will provide the financial resources sufficient to meet its foreseeable working capital, letter of credit, capital expenditure and stock repurchase requirements.


THE YEAR 2000

  The Company is currently evaluating the impact of the Year 2000 on its management and information systems. At this time, management believes that the impact of the Year 2000 will have no material effect on its operations or financial results.


INFLATION

  The Company believes that the relatively moderate rates of inflation which have been experienced in the United States and Canada, where it competes, have not had a significant effect on its net sales or profitability.


SEASONALITY OF BUSINESS

  Historically, the Company's sales and profit levels fluctuate by quarter.
As a result, the Company experiences seasonal increases and decreases in its working capital requirements. These patterns result primarily from the timing of shipments for each season; however, the timing of seasonal shipments can vary from quarter to quarter. Fall merchandise is shipped principally in the third quarter while Spring merchandise is shipped primarily in the first quarter. Summer and Holiday/Resort goods, the smaller of the seasons, are shipped primarily in the second and fourth quarters, respectively. For an analysis of quarterly historical operating trends, see Note 14 of Notes to Consolidated Financial Statements.

NEW ACCOUNTING STANDARDS

  In 1997, the Financial Accounting Standards Board issued two new disclosure standards.

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

  Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of and enterprise about which separate financial information is available that is evaluated regularly by Management in deciding how to allocate resources and in assessing performance.

  Both SFAS Nos. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. The adoption of these standards is not expected to have a material effect on the Company's financial position or results of operations. The Company is currently reviewing SFAS No. 131 and has of yet been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures.


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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

/s/ Sidney Kimmel       /s/ Wesley R. Card

Sidney Kimmel           Wesley R. Card
Chairman                Chief Financial Officer



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Jones Apparel Group, Inc.

  We have audited the accompanying consolidated balance sheets of Jones Apparel Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Apparel Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ BDO Seidman, LLP

BDO Seidman, LLP
New York, New York
February 6, 1998

Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in thousands except per share data)


December 31,                                           1997             1996
                                                    -------         --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                         $40,134          $30,085
  Accounts receivable, net of allowance
    of $2,767 and $2,263 for doubtful accounts       91,747          112,678
  Inventories                                       255,055          214,437
  Receivable from and advances to contractors         7,833           11,490
  Prepaid and refundable income taxes                 5,993                -
  Deferred taxes                                     26,269            9,708
  Prepaid expenses and other current assets          13,740           11,432
                                                   --------         --------
    TOTAL CURRENT ASSETS                            440,771          389,830

  PROPERTY, PLANT AND EQUIPMENT, at cost,
   less accumulated depreciation and amortization    81,934           61,696
  CASH RESTRICTED FOR CAPITAL ADDITIONS              11,193                -
  INTANGIBLES, at cost, less
    accumulated amortization                         30,604           26,288
  OTHER ASSETS                                       16,265           10,295
                                                   --------         --------
                                                   $580,767         $488,109
                                                   ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt and
    capital lease obligations                        $4,199           $3,067
  Accounts payable                                   90,429           72,569
  Income taxes payable                                    -            8,959
  Accrued expenses and other current liabilities     15,574           11,265
                                                   --------         --------
    TOTAL CURRENT LIABILITIES                       110,202           95,860
                                                   --------         --------

NONCURRENT LIABILITIES:
  Obligations under capital leases                   18,457           12,134
  Long-term debt                                      8,833                7
  Other                                               6,107                -
                                                   --------         --------
  TOTAL NONCURRENT LIABILITIES                       33,397           12,141
                                                   --------         --------

  TOTAL LIABILITIES                                 143,599          108,001
                                                   --------         --------
COMMITMENTS AND CONTINGENCIES                             -                -

EXCESS OF NET ASSETS ACQUIRED OVER COST               1,536            3,379

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value - shares
    authorized 1,000; none issued                         -                -
  Common stock, $.01 par value - shares
    authorized 100,000;issued 54,478 and 53,595         545              536
  Additional paid-in capital                        122,582           99,140
  Retained earnings                                 438,917          317,192
  Cumulative foreign currency
    translation adjustment                           (1,524)          (1,154)
                                                   --------         --------
                                                    560,520          415,714
  Less treasury stock,
   3,384 and 1,600 shares, at cost                 (124,888)         (38,985)
                                                   --------         --------
    TOTAL STOCKHOLDERS' EQUITY                      435,632          376,729
                                                   --------         --------
                                                   $580,767         $488,109
                                                   ========         ========

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Income
(All amounts in thousands except per share data)


Year Ended December 31,                    1997              1996            1995
                                     ----------        ----------        --------
NET SALES                            $1,372,458        $1,021,042        $776,365
LICENSING INCOME                         15,013            13,036          10,314
                                     ----------        ----------        --------
  Total revenues                      1,387,471         1,034,078         786,679

COST OF GOODS SOLD                      940,149           717,250         546,413
                                     ----------        ----------        --------
  Gross profit                          447,322           316,828         240,266

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                              250,685           186,572         139,135
                                     ----------        ----------        --------
  Operating income                      196,637           130,256         101,131

INTEREST EXPENSE                          3,584             3,040           1,908
INTEREST INCOME                          (1,556)             (547)           (445)
                                     ----------        ----------        --------
  Income before provision for
    income taxes                        194,609           127,763          99,668

PROVISION FOR INCOME TAXES               72,884            46,889          36,183
                                     ----------        ----------        --------
NET INCOME                             $121,725           $80,874         $63,485
                                     ==========        ==========        ========
EARNINGS PER SHARE
  Basic                                   $2.35             $1.55           $1.22
  Diluted                                 $2.26             $1.51           $1.20

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING
  Basic                                  51,899            52,333          52,130
  Diluted                                53,905            53,651          53,024


See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity
(All amounts in thousands)

CAPTION>
                                                                 Cumulative
                                                                    foreign                   Total
                                          Additional               currency                  Stock-
                                 Common      paid-in   Retained translation    Treasury    holders'
                                  stock      capital   earnings adjustments       stock      equity
                                   ----     --------   --------     -------    ---------   --------
BALANCE, JANUARY 1, 1995           $259      $76,711   $172,916     $(1,208)   $       -   $248,678

YEAR ENDED DECEMBER 31, 1995:
  Amortization of deferred
    compensation in connection
    with executive stock options      -          232          -           -            -        232
  Net income                          -            -     63,485           -            -     63,485
  Exercise of stock options           4        4,730        (83)          -          168      4,819
  Tax benefit derived from
    exercise of stock options         -        2,499          -           -            -      2,499
  Stock tendered as payment for
    options exercised                 -            -          -           -         (168)      (168)
  Treasury stock acquired             -            -          -           -       (4,638)    (4,638)
  Foreign currency translation
    adjustments                       -            -          -          68            -         68
                                    ---     --------   --------     -------      -------   --------
BALANCE, DECEMBER 31, 1995          263       84,172    236,318      (1,140)      (4,638)   314,975

YEAR ENDED DECEMBER 31, 1996:
  Amortization of deferred
    compensation in connection
    with executive stock options      -          290          -           -            -        290
  Net income                          -            -     80,874           -            -     80,874
  Exercise of stock options           6        9,825          -           -            -      9,831
  Tax benefit derived from
    exercise of stock options         -        5,157          -           -            -      5,157
  Stock tendered as payment
    for options exercised             -            -          -           -         (763)      (763)
  Treasury stock acquired             -            -          -           -      (33,584)   (33,584)
  Effect of 2-for-1 stock split     267         (267)         -           -            -          -
  Registration of 1996
    Stock Option Plan                 -          (37)         -           -            -        (37)
  Foreign currency translation
    adjustments                       -            -          -         (14)           -        (14)
                                    ---     --------   --------     -------     --------   --------
BALANCE, DECEMBER 31, 1996          536       99,140    317,192      (1,154)     (38,985)   376,729

YEAR ENDED DECEMBER 31, 1997:
  Amortization of deferred
    compensation in connection
    with executive stock options
    and related items                 -        2,778          -           -            -      2,778
  Net income                          -            -    121,725           -            -    121,725
  Exercise of stock options           9       12,597          -           -            -     12,606
  Tax benefit derived from
    exercise of stock options         -        8,067          -           -            -      8,067
  Stock tendered as payment
    for options exercised             -            -          -           -         (100)      (100)
  Treasury stock acquired             -            -          -           -      (85,803)   (85,803)
  Foreign currency translation
    adjustments                       -            -          -        (370)           -       (370)
                                   ----     --------   --------     -------    ---------   --------
BALANCE, DECEMBER 31, 1997         $545     $122,582   $438,917     $(1,524)   $(124,888)  $435,632
                                   ====     ========   ========     =======    =========   ========

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows
(All amounts in thousands)


Year Ended December 31,                       1997       1996        1995
                                          --------    -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                $121,725    $80,874     $63,485
                                          --------    -------     -------
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization            14,594      8,948       6,724
   Provision for losses on
     trade receivables                       1,870        800        (464)
   Deferred taxes                          (17,907)     7,233       7,622
   Other                                       264        416          40

Decrease (increase) in:
   Trade receivables                        18,917    (21,349)    (17,873)
   Inventories                             (40,961)   (37,814)    (53,077)
   Prepaid expenses and
     other current assets                    1,264     10,624     (10,746)
   Other assets                             (6,273)    (3,703)     (5,027)

Increase (decrease) in:
   Accounts payable                         17,909     13,498      13,371
   Taxes payable                            (5,253)     6,673       4,116
   Accrued expenses and other
     current liabilities                     4,428      4,492         768
                                          --------    -------     -------
     Total adjustments                     (11,148)   (10,182)    (54,546)
                                          --------    -------     -------
     Net cash provided by
      operating activities                 110,577     70,692       8,939
                                          --------    -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                    (32,149)   (34,066)    (16,013)
   Proceeds from disposition of assets           -        261         635
   Increase in cash restricted
     for capital additions                 (11,193)         -           -
   Acquisition of trademarks and licenses        -     (1,492)        (28)
                                          --------    -------     -------
     Net cash used in investing activities (43,342)   (35,297)    (15,406)
                                          --------    -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term
     debt and capital leases                (3,939)    (2,623)     (2,606)
   Purchases of treasury stock             (85,803)   (33,584)     (4,638)
   Proceeds from issuance of
     long-term debt                         10,000          -           -
   Proceeds from capital leases             10,000      5,000       5,000
   Proceeds from exercise of stock options  12,507      9,068       4,651
   Other                                         -        (37)          -

     Net cash provided by (used in)       --------    -------     -------
      financing activities                 (57,235)   (22,176)      2,407
                                          --------    -------     -------
EFFECT OF EXCHANGE RATES ON CASH                49          2        (202)
                                          --------    -------     -------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                          10,049     13,221      (4,262)

CASH AND CASH EQUIVALENTS, BEGINNING        30,085     16,864      21,126
                                          --------    -------     -------
CASH AND CASH EQUIVALENTS, ENDING          $40,134    $30,085     $16,864
                                          ========    =======     =======

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

  The Company designs, contracts for the manufacture of, and markets a broad range of women's career and casual sportswear, suits and dresses. The Company sells its products to better specialty and department stores and also operates its own network of factory outlet stores. In addition, the Company licenses the use of several of its brand names to select manufacturers of women's and men's apparel and accessories.

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

Financial Instruments
  The fair value of cash and cash equivalents and receivables approximate their carrying value due to their short-term maturities. The fair value of long-term debt instruments, including the current portion, approximates the carrying value and is estimated based on the current rates offered to the Company for debt of similar maturities.

Inventories
  Inventories are stated at the lower of cost or market. Wholesale inventories are determined using the first-in, first-out method while retail inventories are determined using the retail method.

Property, Plant, Equipment and Depreciation
  Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets ranging from three to twenty years.

Leased Property Under Capital Leases
  Property under capital leases is amortized over the lives of the respective leases or the estimated useful lives of the assets.

Intangibles
  Intangibles, which include trademarks and license agreements, are amortized on a straight-line basis over the estimated useful lives of the assets.

Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)


Excess of Net Assets Acquired Over Cost
  The excess of net assets acquired over cost of acquired businesses is amortized using the straight-line method over a five year period.

Foreign Currency Translation
  The financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards
No. 52, "Foreign Currency Translations." Balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period. Gains and losses resulting from translation are accumulated in a separate component of stockholders' equity. Segment data is not provided as foreign operations are not material.

Treasury Stock
  Treasury stock is recorded at net acquisition cost. Gains and losses on disposition are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

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

Earnings per Share
  During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which provides for the calculation of "basic" and "diluted" earnings per share. This Statement, effective for financial statements issued for periods ending after December 15, 1997, requires restatement of all prior-period EPS data presented. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. All periods presented have been restated to comply with the provisions of SFAS No. 128.

Cash Equivalents
  The Company considers all highly liquid short-term investments to be cash equivalents.

Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)


Long-Lived Assets
  The Company reviews certain long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In that regard, the Company assesses the recoverability of such assets based upon estimated non-discounted cash flow forecasts.

Presentation of Prior Year Data
  Certain reclassifications have been made to conform prior year data with the current presentation.

New Accounting Standards
  Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

  Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS
No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of and enterprise about which separate financial information is available that is evaluated regularly by Management in deciding how to allocate resources and in assessing performance.

  Both SFAS Nos. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. The adoption of these standards is not expected to have a material effect on the Company's financial position or results of operations. The Company is currently reviewing SFAS No. 131 and has of yet been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures.



NOTE 2.  INVENTORIES

Inventories are summarized as follows:

  December 31,                                            1997            1996
  (In thousands)                                      --------        --------
  Raw materials                                        $27,045         $38,571
  Work in process                                       41,294          37,682
  Finished goods                                       186,716         138,184
                                                      --------        --------
                                                      $255,055        $214,437
                                                      ========        ========

Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)


NOTE 3.  PROPERTY, PLANT AND EQUIPMENT

  Major classes of property, plant and equipment are as follows:

  December 31,                                            1997            1996
  (In thousands)                                       -------         -------
  Land and buildings                                   $37,893         $36,763
  Leasehold improvements                                29,230          24,712
  Machinery and equipment                               31,979          25,340
  Furniture and fixtures                                 9,666           6,932
  Construction in progress                              17,355           1,076
                                                       -------         -------
                                                       126,123          94,823
  Less: accumulated depreciation and amortization       44,189          33,127
                                                       -------         -------
                                                       $81,934         $61,696
                                                       =======         =======

  Included in property, plant and equipment are the following capitalized leases:

  December 31,                                            1997            1996
  (In thousands)                                       -------         -------
  Buildings                                            $32,137         $31,006
  Machinery and equipment                                3,759           3,538
  Construction in progress                               9,937               -
                                                       -------         -------
                                                        45,833          34,544
  Less: accumulated amortization                        12,626          10,243
                                                       -------         -------
                                                       $33,207         $24,301
                                                       =======         =======

  At December 31, 1997, the Company had commitments to construct additional warehouse facilities. These facilities, which will be completed during 1998, will cost an estimated $28,000,000 in the aggregate. As of December 31, 1997, a total of $9,937,000 had been expended on these projects and the Company had $11,193,000 in cash on hand restricted for use in their completion.

Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)


NOTE 4.  INTANGIBLE ASSETS

  Intangible assets consist of the following:
                                                                       Useful
                                                                        lives
  December 31,                                1997        1996        (years)
  (In thousands)                           -------     -------     ----------

  Trademarks                               $32,972     $26,865       15 to 20
  License agreements                         5,319       5,319     51/2 to 19
                                           -------     -------
                                            38,291      32,184

  Less: accumulated amortization             7,687       5,896
                                           -------     -------
                                           $30,604     $26,288
                                           =======     =======

NOTE 5.  SHORT-TERM BORROWINGS

  At December 31, 1997, the Company had credit arrangements with six United States financial institutions which totaled $425,000,000. These lines, which may be used for unsecured borrowings and letters of credit (issued primarily to finance foreign inventory purchases), contain an aggregate sub-limit of $170,000,000 for unsecured borrowings with rates depending on the borrowing vehicle utilized. At December 31, 1997, the estimated aggregate interest rate on the lines was 7.1%. The Company was committed for unexpired bank letters of credit at December 31, 1997 in the amount of $153,744,000 and there were no short-term borrowings outstanding. The Company also has a line of credit with a Canadian institution for C$4,000,000 to be used for unsecured borrowings under which no amounts were outstanding at December 31, 1997.


NOTE 6.  LONG-TERM DEBT

  Long-term debt consists of the following:

  December 31,                                            1997            1996
  (In thousands)                                        ------          ------

  7.125% Industrial revenue bonds, due 2007             $9,833          $    -
  Other debt                                                10              48
                                                        ------          ------
                                                         9,843              48
  Less: current portion                                  1,010              41
                                                        ------          ------
                                                        $8,833          $    7
                                                        ======          ======

  During 1997, the Company issued $10.0 million of long-term debt to finance construction of a new warehouse facility. The aggregate maturities for long-term debt for the five years after December 31, 1997 are approximately $1,000,000 per year.

Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)


NOTE 7.  OBLIGATIONS UNDER CAPITAL LEASES

  Obligations under capital leases consist of the following:

  December 31,                                            1997            1996
  (In thousands)                                       -------         -------
  Warehouses, office facilities and equipment          $21,646         $15,160
  Less: current portion                                  3,189           3,026
                                                       -------         -------
  Obligations under capital leases - noncurrent        $18,457         $12,134
                                                       =======         =======

  The Company occupies a warehouse and office facility which is leased from an affiliated real estate partnership which is 50% owned by the Company's Chairman. The lease runs until March 15, 1998. Minimum annual rent payments are $1,000,000. The lease was capitalized at the fair market value of the facility which approximated the present value of the minimum lease payments. Upon the expiration of the lease, the Company has agreed to purchase the property from the partnership for $10,500,000, which approximates fair market value, and enter into a sale and leaseback arrangement with an unrelated third party.

  The Company occupies warehouse and office facilities leased from the City of Lawrenceburg, Tennessee. Four ten-year net leases run until February 2004, July 2005, May 2006 and April 2007, respectively, and require minimum annual rent payments of $500,000, $500,000, $500,000, and $1,000,000, respectively, plus accrued interest. In connection with these leases, the Company guaranteed $25,000,000 of Industrial Development Bonds issued in order to construct the facilities, $20,417,000 of which remained unpaid as of December 31, 1997.
The financing agreement with the issuing authority (i) requires the Company to maintain stipulated levels of insurance and tangible net worth, (ii) requires the Company to maintain minimum ratios of cash flow to debt service and liabilities to tangible net worth and (iii) contains certain other restrictions.

  The Company also leases various equipment under three to five year leases at an aggregate annual rental of $767,000. The equipment has been capitalized at its fair market value of $2,650,000, which approximates the present value of the minimum lease payments.

  The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 31, 1997:

  Year Ending December 31,
  (In thousands)

  1998                                                      $4,638
  1999                                                       4,254
  2000                                                       3,523
  2001                                                       3,345
  2002                                                       3,166
  Later years                                                8,994
                                                           -------
  Total minimum lease payments                              27,920
  Less: amount representing interest                         6,274
                                                           -------
  Present value of net minimum lease payments              $21,646
                                                           =======

Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)


NOTE 8.  SIGNIFICANT CUSTOMERS

  A significant portion of the Company's sales are to retailers throughout the United States and Canada. Sales to department stores owned by Federated Department Stores, Inc. ("Federated") accounted for 20%, 20% and 21% for the years ended December 31, 1997, 1996 and 1995, respectively. Sales to department stores owned by The May Department Stores Company ("May") accounted for 19%, 20% and 19% for the years ended December 31, 1997, 1996 and 1995, respectively. Federated and May accounted for approximately 43% of accounts receivable at December 31, 1997.


NOTE 9.  COMMITMENTS

  (a) LEASES. Total rent expense charged to operations for the years ended December 31, 1997, 1996 and 1995 was $22,159,000, 18,888,000 and $15,359,000,
respectively.

  The following is a schedule by year of future minimum rental payments required under operating leases for the next five years:

  Year Ending December 31,
  (In thousands)

  1998                                                      $18,059
  1999                                                       17,320
  2000                                                       15,124
  2001                                                       13,416
  2002                                                        8,506
  Later years                                                17,617
                                                            -------
                                                            $90,042
                                                            =======

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

  (c) ROYALTIES. Under an exclusive license to manufacture certain items under the Lauren by Ralph Lauren trademark pursuant to license and design service agreements with Polo Ralph Lauren Corporation, the Company is obligated to pay Polo Ralph Lauren Corporation a percentage of net sales of Lauren by Ralph Lauren products. Under these agreements, minimum payments of $7,000,000 are due for each of the years 2000 and 2001. The license and design service agreements expire on December 31, 2001 and provide for certain renewal options at that time.

Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)



NOTE 10.  INCOME TAXES

  The following summarizes the provision for income taxes:


  Year ended December 31,             1997              1996              1995
  (In thousands)                   -------           -------           -------

  Current:
    Federal                        $78,811           $34,522           $23,236
    State and local                 10,524             3,733             3,030
    Foreign                          1,456             1,401             2,295
                                   -------           -------           -------
                                    90,791            39,656            28,561
                                   -------           -------           -------
  Deferred:
    Federal                        (15,359)            7,722             7,653
    State and local                 (2,240)             (489)              (31)
    Foreign                           (308)                -                 -
                                   -------           -------           -------
                                   (17,907)            7,233             7,622
                                   -------           -------           -------
Provision for income taxes         $72,884           $46,889           $36,183
                                   =======           =======           =======

The foreign and domestic components of income before provision for income taxes were as follows:


  Year ended December 31,             1997              1996              1995
  (In thousands)                  --------          --------           -------

  United States                   $192,482          $125,650           $94,224
  Canada                             1,815             2,378             2,666
  Other                                312              (265)            2,778
                                  --------          --------           -------
  Income before provision
    for income taxes              $194,609          $127,763           $99,668
                                  ========          ========           =======

Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)


  The provision for income taxes on adjusted historical income differs from the amounts computed by applying the applicable Federal statutory rates due to the following:


  Year ended December 31,             1997              1996              1995
  (In thousands)                   -------          --------           -------

  Provision for Federal income
    taxes at the statutory rate    $68,113           $44,717           $34,884
  State and local income taxes,
    net of federal benefit           5,385             2,108             1,949
  Amortization of excess of net
    assets acquired over cost         (645)             (645)             (645)
  Other items, net                      31               709                (5)
                                   -------           -------           -------
  Provision for income taxes       $72,884           $46,889           $36,183
                                   =======           =======           =======


  The Company has not provided for U.S. Federal and foreign withholding taxes on $2,727,000 of foreign subsidiaries' undistributed earnings as of December 31, 1997. Such earnings are intended to be reinvested indefinitely.

  The following is a summary of the significant components of the Company's deferred tax assets and liabilities:



  December 31,                                          1997              1996
  (In thousands)                                     -------           -------

  Deferred tax assets:
    Nondeductible accruals and allowances            $23,587           $ 8,009
    Depreciation and amortization                        561             1,118
    Other (net)                                        2,286             1,042
                                                     -------           -------
  Net deferred tax asset                             $26,434           $10,169
                                                     =======           =======

Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)


NOTE 11.  COMMON STOCK

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

  In 1995, the Board of Directors authorized the repurchase of up to $100,000,000 of the Company's Common Stock in open market transactions over a two-year period ending in December, 1997. The program expired on October 27, 1997, through which date 2,823,394 shares had been acquired at a cost of $100,000,000.

  In 1997, the Board of Directors authorized an additional program to repurchase the Company's Common Stock from time to time in open market transactions not to exceed $100,000,000 in aggregate price. This program was to commence upon the earlier of December 15, 1997 or the full utilization of the previous buy-back program and has no time limit. As of December 31, 1997, 530,106 shares had been acquired at a cost of $24,025,000, leaving $75,975,000 available for future repurchases at that date.


NOTE 12.  STATEMENT OF CASH FLOWS

  Cash interest payments during the years ended December 31, 1997, 1996 and 1995 were $3,941,000, $3,207,000 and $2,118,000, respectively.

  Cash income tax payments during the years ended December 31, 1997, 1996 and 1995 were $96,251,000, $32,110,000 and $23,068,000, respectively.

  In connection with an agreement entered into for the formal acquisition of and payment for a currently utilized trademark, the Company recorded a $6,107,000 intangible asset and an offsetting long-term liability.

  Reductions in income tax payments resulting from the exercise of employee stock options during the years ended December 31, 1997, 1996 and 1995 were $8,067,000, $5,157,000 and $2,499,000, respectively.

  Under the provisions of the Company's 1991 Stock Option Plan, employees exercising stock options during the year ended December 31, 1997 exchanged 2,122 shares of the Company's Common Stock (valued at $100,000) for 8,163 newly issued shares, during the year ended December 31, 1996 exchanged 28,000 shares of the Company's Common Stock (valued at $763,000) for 67,430 newly issued shares and during the year ended December 31, 1995 exchanged 11,536 shares of the Company's Common Stock (valued at $168,000) for 24,000 newly issued shares.

Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)


NOTE 13.  STOCK OPTIONS

  At December 31, 1997, the Company has two stock option plans, which are described below. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the plans. Under APB Opinion 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

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

  FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value-based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: no dividends paid for all years; expected volatility of 34.7%, 38.9% and 40.7%; risk-free interest rates of 6.04%, 6.20% and 6.16%;
and expected lives of 3.4, 3.0 and 3.0 years.

  Under the accounting provisions of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table.


December 31,                          1997              1996              1995
                                  --------           -------           -------
Net income (in thousands)
  As reported                     $121,725           $80,874           $63,485
  Pro forma                        116,120            79,074            63,387

Basic earnings per share
  As reported                        $2.35             $1.55             $1.22
  Pro forma                          $2.24             $1.51             $1.22

Diluted earnings per share
  As reported                        $2.26             $1.51             $1.20
  Pro forma                          $2.15             $1.47             $1.20

Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)


  The following table contains information on stock options for the three year period ended December 31, 1997:

                                                       Exercise       Weighted
                                    Option          price range        average
                                    shares            per share          price
                                 ---------   ------------------         ------
Outstanding, January 1, 1995     3,726,366     $0.40 to $16.125          $9.65
Granted                            180,000     $12.00 to $17.75         $14.28
Exercised                          777,766      $0.40 to $14.25          $6.20
Forfeited                           78,000     $7.00 to $16.125         $13.63
                                 ---------   ------------------         ------
Outstanding, December 31, 1995   3,050,600      $0.40 to $17.75         $10.71
Granted                          2,166,000   $14.715 to $34.375         $24.53
Exercised                        1,031,230    $0.40 to $14.5625          $9.53
Forfeited                           76,200      $7.00 to $24.00         $14.93
                                 ---------   ------------------         ------
Outstanding, December 31, 1996   4,109,170     $0.40 to $34.375         $18.17
Granted                          1,717,000      $1.00 to $51.50         $47.04
Exercised                          883,118     $7.00 to $36.625         $14.28
Forfeited                           18,800    $12.375 to $24.75         $21.46
                                 ---------   ------------------         ------
Outstanding, December 31, 1997   4,924,252      $0.40 to $51.50         $28.88
                                 =========   ==================         ======
Exercisable at year-end
  1995                             980,400    $0.40 to $15.0625          $8.93
  1996                             733,770      $0.40 to $17.50          $9.56
  1997                             894,854     $0.40 to $34.375         $13.90


                                                      1991 Plan      1996 Plan
                                                      ---------      ---------
Available for future grants
  1995                                                  938,334              -
  1996                                                   49,534      2,799,000
  1997                                                    3,134      1,147,200


                            Exercise price       Exercise price          Total
                          less than market      equal to market        options
                          ----------------      ---------------        -------
Weighted-average
fair value of:
  Options granted in 1995                -                $4.74          $4.74
  Options granted in 1996            $8.46                $8.00          $8.01
  Options granted in 1997           $35.72               $14.90         $15.20

Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)


The following table summarizes information about stock options outstanding at December 31, 1997.


Range of exercise prices:       $0.40       $11.25      $21.125    $32.625       $44.00        $0.40
                                   to           to           to         to           to           to
                                $9.50      $19.625     $24.3125     $39.25       $51.50       $51.50
                              -------    ---------    ---------    -------    ---------    ---------
Outstanding Options
  Number outstanding
    at December 31, 1997      361,167    1,044,867    1,579,218    324,000    1,615,000    4,924,252
  Weighted-average remaining
    contractual life (years)      3.4          6.9          8.6        9.0          9.8          8.3
  Weighted-average
    exercise price              $5.86       $13.55       $23.97     $34.53       $47.61       $28.88

Exercisable options
  Number outstanding
    at December 31, 1997      261,169      373,067      253,618      7,000            -      894,854
  Weighted-average
    exercise price              $4.61       $13.16       $23.98     $34.38            -       $13.90


NOTE 14.  UNAUDITED CONSOLIDATED FINANCIAL INFORMATION

  Unaudited interim consolidated financial information for the two years ended December 31, 1997 is summarized as follows:

                                        First     Second      Third     Fourth
(In thousands except per share data)  Quarter    Quarter    Quarter    Quarter
                                     --------   --------   --------   --------
1997
  Net sales                          $317,990   $262,988   $445,972   $345,508
  Total revenues                      321,455    266,289    450,508    349,219
  Gross profit                        106,571     87,747    147,201    105,803
  Operating income                     47,475     31,115     79,383     38,664
  Net income                           29,540     19,280     48,938     23,967
  Diluted earnings per share            $0.55      $0.36      $0.90      $0.45

1996
  Net sales                          $260,350   $193,275   $309,019   $258,398
  Total revenues                      262,926    195,934    313,228    261,990
  Gross profit                         75,369     63,691     99,706     78,062
  Operating income                     32,652     21,534     49,788     26,282
  Net income                           20,339     13,338     30,878     16,319
  Diluted earnings per share            $0.38      $0.25      $0.58      $0.30

Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)

NOTE 15.  EMPLOYEE BENEFIT PLAN

  The Company maintains the Jones Apparel Group, Inc. Retirement Plan (the "Plan") under Section 401(k) of the Internal Revenue Code. Full-time employees not covered by a collective bargaining agreement and meeting certain other requirements are eligible to participate in the Plan. Under the Plan, employees may elect to have up to 10% of their salary deferred and deposited with a qualified trustee, who in turn invests the money in a variety of investment vehicles as selected by each employee.

  From January 1, 1995 through March 31, 1996, the Company matched 30% of each participant's contributions with the Company's contribution limited to a maximum of 1.8% of the employee's total compensation for employees earnings less than $150,000 per year. For employees earning over $150,000 per year, the Company matched 25% of each participant's contributions with the Company's contribution limited to a maximum of 1% of the employee's total compensation. On April 1, 1996, the Company matching contribution rates were increased to 50% and 3.0% of total compensation, respectively, for employees earning up to $150,000 per year and 35% and 2.1% of total compensation, respectively, for employees earning over $150,000 per year.

  Contributions and salary deferrals are subject to limitations imposed by the Internal Revenue Code. The Company may, at its sole discretion, contribute additional amounts to all employees on a pro rata basis. All employee contributions into the Plan are 100% vested, while the Company's matching contributions vest over a five-year period. The Company contributed approximately $1,241,000, $801,000 and $369,000 to the Plan during the years ended December 31, 1997, 1996 and 1995, respectively.

Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)


NOTE 16.  EARNINGS PER SHARE

  Basic and diluted earnings per share for each of the three years ended December 31, 1997, 1996 and 1995 are calculated as follows (in thousands except per share amounts):


                                              Net                    Per-share
                                           Income        Shares         Amount
                                         --------        ------         ------
For the year ended December 31, 1997:

  Basic earnings per share               $121,725        51,899          $2.35

  Effect of assumed conversion
    of employee stock options                   -         2,006          $0.09
                                         --------        ------         ------
  Diluted earnings per share             $121,725        53,905          $2.26
                                         ========        ======         ======
For the year ended December 31, 1996:

  Basic earnings per share                $80,874        52,333          $1.55

  Effect of assumed conversion
    of employee stock options                   -         1,318          $0.04
                                          -------        ------         ------
  Diluted earnings per share              $80,874        53,651          $1.51
                                          =======        ======         ======
For the year ended December 31, 1995:

  Basic earnings per share                $63,485        52,130          $1.22

  Effect of assumed conversion
    of employee stock options                   -           894          $0.02
                                          -------        ------         ------
  Diluted earnings per share              $63,485        53,024          $1.20
                                          =======        ======         ======

  Options to purchase 1,590,000 shares of common stock at exercise prices ranging from $45 5/16 to $51 1/2 per share were outstanding during a portion of 1997 but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. These options, which expire between July 22 and December 12, 2007, were all outstanding at the end of 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 Not Applicable.




                             PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

  The directors and executive officers of the Company are as follows:

Name                        Age            Office
---------------------       ---            -----------------------------------
Sidney Kimmel                70            Chairman and Director

Herbert J. Goodfriend        71            Vice Chairman and Director

Jackwyn Nemerov              46            President

Irwin Samelman               67            Executive Vice President, Marketing
                                           and Director

Wesley R. Card               50            Chief Financial Officer

Patrick M. Farrell           48            Vice President and
                                           Corporate Controller

Geraldine Stutz              69            Director

Howard Gittis                64            Director


  Each director who is not a full-time employee of the Company will receive an annual grant of options to purchase 1,000 shares of the Company's common stock at an exercise price of $1.00 per share. Each option will expire on the tenth anniversary of its date of grant, and will be exercisable, in whole or in part, commencing six months from the date of grant and thereafter during the exercise period. Officers are appointed by the Board of Directors.

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

  Ms. Nemerov was appointed President in January 1997. She joined the Company in 1985 and served as President of the Company's casual sportswear divisions and the Lauren by Ralph Lauren division. Prior to joining Jones, Ms. Nemerov was President of the Gloria Vanderbilt division of Murjani, Inc. from 1980 through 1985.

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

  Mr. Farrell was appointed Vice President and Corporate Controller in November 1997. He joined the Company in 1994 as Director of Internal Audit and served as Vice President, Finance and Administration of Retail Operations of the Company since 1995. Prior to joining the Company, Mr. Farrell was Director of Internal Audit for Crystal Brands, Inc.

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


Key Employees

  The following persons, although not executive officers of the Company, make significant business contributions to the Company:

  Rena Rowan was the original creator of the Jones New York line and served as the division's Chief Designer from 1970 to 1982. She is currently
Vice President, Design of the Company.  From 1991 to 1993, Ms.

Rowan was an executive vice president of the Company. Prior to the inception of Jones New York, Ms. Rowan was employed by Villager, Inc. and Rosenau, Inc.

  Anita Britt, Director of Investor Relations and Financial Planning, joined the Company in December 1993. Prior to joining the Company, Ms. Britt was
Director of Internal Audit of American Reliance Group, Inc.

  Howard Buerkle has been President of Retail Operations for the Company since 1989. From 1986 through 1989, Mr. Buerkle was President of the retail division of Inwear/Martinique.

  Ellen Daniel, President of the Evan-Picone Collection division, joined Jones in 1994. From 1982 through 1994, Ms. Daniel was employed by Liz Claiborne, most recently as Senior Vice President - Corporate Design Director.

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

  Joseph Hiess was appointed President of the Jones New York Men's Sportswear division in August 1997. Prior to his appointment, Mr. Hiess served as head of Design and Marketing of JJ Farmer, a menswear company he founded in 1986 and subsequently sold to Salant Corporation in 1993.

  Barbara Kennedy has been President of the Jones New York Dress Division since August 1991. From 1983 through August 1991, Ms. Kennedy was employed by Bloomingdale's in various capacities, most recently as Vice President, Merchandise Manager.

  Gary R. Klocek has been Controller of Jones Apparel Group, Inc. since August 1987. Prior to joining Jones, Mr. Klocek held various positions with Atlantic Richfield Company ("ARCO") from 1979 through 1987, his last position being Manager of Cost and Inventory Control for one of ARCO's subsidiaries.

  Jeffrey Levy, President of Rena Rowan, joined the Company in 1990. Prior to joining Jones, Mr. Levy was Vice President of Sales and National Sales Manager, of Russ Togs, Inc. from 1984 through 1990.

  Benny Lin, Senior Vice President - Creative Director, joined Jones Apparel Group in December 1995. Mr. Lin had been Fashion Director at Macy's East prior to joining the Company.

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

  Susan Metzger, Vice President of Sales for the Lauren by Ralph Lauren division, joined the Company in May 1996. Prior to joining Jones Apparel Group, Ms. Metzger held the positions of Vice President of Sales of Chaus, Inc. and Sales Manager of JH Collectibles.

  Heather Pech, President of the Jones New York Sport Collection division, joined the Company in 1990. Ms. Pech had been Account Executive at Calvin Klein, Inc. prior to joining Jones.

  Deanna Randall, who joined the Company in 1981, has held various sales and marketing positions with the Company, and is currently President of the Jones New York career division.

  Susan Rieland, President of Casual Design, joined the Company in 1994. Ms. Rieland had been Account Executive at Rafaella prior to joining Jones.

  John Sammaritano, Vice President of Distribution, joined Jones in 1975. Mr. Sammaritano had been Vice President of Distribution for Villager, Inc. from 1964 through 1975.

  Richard Shaw, President of Jones Apparel Group Canada, Inc., joined the Company in May 1997. Prior to joining the Company, Mr. Shaw served as President of Liz Claiborne Canada, which he helped launch in 1987.


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

Dated: March 26, 1998
                                                      JONES APPAREL GROUP, INC.
                                                      (Registrant)

                                                By:   /s/ Sidney Kimmel
                                                      Sidney Kimmel, Chairman

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                         Title                        Date
---------------------        -----------------------------      --------------
/s/ Sidney Kimmel            Chairman and Director              March 26, 1998
-----------------            (Chief Executive Officer)
(Sidney Kimmel)


/s/ Wesley R. Card           Chief Financial Officer            March 26, 1998
------------------           (Principal Financial Officer)
(Wesley R. Card)

/s/ Patrick M. Farrell       Vice President and                 March 26, 1998
----------------------       Corporate Controller
(Patrick M. Farrell)         (Principal Accounting Officer)


/s/ Herbert J. Goodfriend    Vice Chairman and Director         March 26, 1998
-------------------------
(Herbert J. Goodfriend)


/s/ Irwin Samelman           Executive Vice President,          March 26, 1998
------------------           Marketing and Director
(Irwin Samelman)

/s/ Geraldine Stutz          Director                           March 26, 1998
-------------------
(Geraldine Stutz)


/s/ Howard Gittis            Director                           March 26, 1998
-----------------
(Howard Gittis)

JONES APPAREL GROUP, INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES


Report of Independent Certified Public Accountants on Schedule

Schedule II.          Valuation and qualifying accounts


Schedules other than those listed above have been omitted since the information is not applicable, not required or is included in the respective financial statements or notes thereto.



EXHIBIT INDEX

Incorporated
by Reference          Exhibit
to Exhibit            Nos.        Description of Exhibit
------------          -------     ----------------------

(5) 3.1               3.1         Articles of Incorporation, as amended

(1) 3.3               3.3         By-Laws

(3) 3.4               3.4         Amendment to By-Laws

(1) 10.2              10.2        Lease Agreement between the Registrant and
                                  Bristol Associates, L.P., re:
                                  250 Rittenhouse Circle

(1) 10.5              10.5        Form of 1991 Stock Option Plan+

(1) 10.7              10.7        Employment and Stock Option
                                  Agreements between the Registrant and
                                  Herbert J. Goodfriend+

(2) 10.17             10.17       Note Agreement with The Industrial
                                  Development Board of the City of
                                  Lawrenceburg, Tennessee

(2) 10.18             10.18       Industrial Development Board of the City of
                                  Lawrenceburg Taxable
                                  Revenue Note, Series 1995

(2) 10.19             10.19       Lease agreement between the Registrant and
                                  the Industrial
                                  Development Board of the City of Lawrenceburg

(4) 10.26             10.26       Series 1996 Note Agreement with The
                                  Industrial Development Board of the City of
                                  Lawrenceburg, Tennessee

(4) 10.27             10.27       Industrial Development Board of the City of
                                  Lawrenceburg Taxable
                                  Revenue Note, Series 1996

(4) 10.28             10.28       First Amendment to Lease Agreement between
                                  the Registrant and the Industrial
                                  Development Board of the City of Lawrenceburg

(4) 10.29             10.29       Agreement between the Registrant and
                                  Herbert J. Goodfriend with respect to
                                  consulting services following termination of employment

Incorporated
by Reference          Exhibit
to Exhibit            Nos.        Description of Exhibit
------------          -------     ----------------------

(5) 10.30             10.30       Series 1996 Note Agreement with The
                                  Industrial Development Board of the City of
                                  Lawrenceburg, Tennessee

(5) 10.31             10.31       Industrial Development Board of the City of
                                  Lawrenceburg Taxable
                                  Revenue Note, Series 1996

(5) 10.32             10.32       Lease Agreement between the Registrant and
                                  the Industrial Development Board of the
                                  City of Lawrenceburg

(5) 10.33             10.33       Form of 1996 Stock Option Plan+

(5) 10.34             10.34       Letter Agreement between the Registrant and
                                  CoreStates Bank

(5) 10.35             10.35       Master Short Term Borrowing Agreement
                                  between the Registrant and CoreStates Bank

(5) 10.36             10.36       Letter Agreement between the Registrant and
                                  First Union National Bank

(5) 10.37             10.37       Letter Agreement between the Registrant and
                                  the Bank of New York

(5) 10.38             10.38       Letter Agreement between the Registrant and
                                  Bank of Boston

(5) 10.39             10.39       Money Market Line Commercial Promissory
                                  Note between the Registrant and Bank of Boston

(5) 10.40             10.40       License Agreement between the Registrant
                                  and Polo Ralph Lauren, L.P., dated October
                                  18, 1995#

(5) 10.41             10.41       Design Services Agreement between the
                                  Registrant and Polo Ralph Lauren, L.P.,
                                  dated October 18, 1995#

(5) 10.42             10.42       Lease Agreement between the Registrant and
                                  The Shelton Companies

(5) 10.43             10.43       Letter Agreement between the Registrant and
                                  Israel Discount Bank of New York

    *                 10.44       Series 1997 Note Agreement with The
                                  Industrial Development Board of the City of
                                  Lawrenceburg, Tennessee

    *                 10.45       Industrial Development Board of the City of
                                  Lawrenceburg Taxable Revenue Note, Series
                                  1997

    *                 10.46       Amendment to Lease Agreement between the
                                  Registrant and the Industrial Development
                                  Board of the City of Lawrenceburg

    *                 10.47       Letter Agreement between the Registrant
                                  and First Union National Bank

Incorporated
by Reference          Exhibit
to Exhibit            Nos.        Description of Exhibit
------------          -------     ----------------------

    *                 10.48       Letter Agreement between the Registrant and
                                  CoreStates Bank

    *                 10.49       Letter Agreement between the Registrant and
                                  BankBoston

    *                 10.50       Money Market Line Commercial Promissory
                                  Note between the Registrant and BankBoston

    *                 10.51       Letter Agreement between the Registrant and
                                  The Chase Manhattan Bank

    *                 10.52       Term Note and Unconditional Guaranty with
                                  First Union National Bank

    *                 11          Computation of Earnings per Share

    *                 21          List of Subsidiaries

    *                 23          Consent of BDO Seidman, LLP

    *                 27          Financial Data Schedule (6)

    *                 27.1        Restated Financial Data Schedule for 1996
                                  and 1995 (6)

    *                 27.2        Restated Financial Data Schedule for 1997
                                  interim periods (6)

    *                 27.3        Restated Financial Data Schedule for 1996
                                  interim periods (6)
____________________
*   Filed herewith.

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

(1) Incorporated by Reference to the Company's Registration Statement on Form S-1 (file No. 33-39742).

(2) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(3) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(4) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(5) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(6) Exhibit 27 is submitted as an exhibit only in the electronic format of this Annual Report on Form 10-K submitted to the Securities and Exchange Commission.)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Jones Apparel Group, Inc.
New York, New York

The audits referred to in our dated February 6, 1998 relating to the consolidated financial statements of Jones Apparel Group, Inc. and subsidiaries, which is contained in Item 8 of Form 10-K, included the audits of the financial statement schedule listed in the accompanying index for each of the three years ended December 31, 1997. The financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, New York
February 6, 1998

                                                                   SCHEDULE II

            JONES APPAREL GROUP, INC. AND SUBSIDIARIES

                VALUATION AND QUALIFYING ACCOUNTS
           YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                          (In Thousands)




          Column A                   Column B             Column C            Column D     Column E
-------------------------------      ----------   -------------------------   ----------   ---------
                                                         Additions
                                                  -------------------------
                                     Balance at   Charged to    Charged to                 Balance
                                     beginning    costs and     other         Deductions   at end of
Description                          of period    expenses      accounts         <F1>      period
------------                         ----------   ----------    -----------   ----------   ---------
For the year ended
  December 31, 1995:
    Allowance for doubtful accounts      $2,560       $(464)           $  -        $(161)    $2,257


For the year ended
  December 31, 1996:
    Allowance for doubtful accounts      $2,257       $(800)           $  -        $(806)    $2,263


For the year ended
  December 31, 1997:
    Allowance for doubtful accounts      $2,263     $(1,870)           $  -       $2,374     $2,767



<F1>  Doubtful accounts written off (recovered) against accounts receivable.