Form 10-Q
period 1998-03-29
JONES APPAREL GROUP INC
filed 1998-05-13
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 29, 1998

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

YES   [X]         NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                  Outstanding at May 11, 1998
$.01 par value                         50,386,450

JONES APPAREL GROUP, INC.


Index

PART I. FINANCIAL INFORMATION                                      Page No.
                                                                   --------
     Financial Statements:
          Consolidated Balance Sheets
            March 29, 1998 and December 31, 1997................       3
          Consolidated Statements of Income
            Thirteen Weeks ended March 29, 1998
              and March 30, 1997................................       4
          Consolidated Statement of Stockholders' Equity
            Thirteen Weeks ended March 29, 1998.................       5
          Consolidated Statements of Cash Flows
            Thirteen Weeks ended March 29, 1998 and
              March 30, 1997.. .................................       6

     Notes to Consolidated Financial Statements..................    7 - 8

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations.......................    9 - 11


PART II. OTHER INFORMATION.......................................   12 - 13


JONES APPAREL GROUP, INC.
CONSOLIDATED BALANCE SHEETS


                                                                                             March 29,      December 31,
                                                                                                 1998              1997
                                                                                             --------       -----------
                                                                                            (Unaudited)
ASSETS
CURRENT:
  Cash and cash equivalents.............................................................     $ 15,365         $  40,134
  Accounts receivable, net of allowance of $2,977 and $2,767 for doubtful accounts......      192,916            91,747
  Inventories...........................................................................      242,705           255,055
  Receivable from and advances to contractors...........................................        9,708             7,833
  Prepaid and refundable income taxes...................................................            -             5,993
  Deferred taxes........................................................................       28,595            26,269
  Prepaid expenses and other current assets.............................................       10,569            13,740
                                                                                              -------           -------
    TOTAL CURRENT ASSETS................................................................      499,858           440,771

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $39,638 and $44,189..................................       97,558            81,934
CASH RESTRICTED FOR CAPITAL ADDITIONS...................................................        9,182            11,193
INTANGIBLES, less accumulated amortization of $7,552 and $7,687.........................       30,071            30,604
OTHER ASSETS............................................................................       17,205            16,265
                                                                                              -------           -------
                                                                                             $653,874          $580,767
                                                                                              =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings.................................................................     $ 36,111          $      -
  Current portion of long-term debt and capital lease obligations.......................        4,733             4,199
  Accounts payable......................................................................       81,349            90,429
  Income taxes payable..................................................................       29,341                 -
  Accrued expenses and other current liabilities........................................       17,308            15,574
                                                                                              -------           -------
    TOTAL CURRENT LIABILITIES...........................................................      168,842           110,202
                                                                                              -------           -------

NONCURRENT LIABILITIES:
  Obligations under capital leases......................................................       29,142            18,457
  Long-term debt........................................................................        8,583             8,833
  Other.................................................................................        6,107             6,107
                                                                                              -------           -------
    TOTAL NONCURRENT LIABILITIES........................................................       43,832            33,397
                                                                                              -------           -------
    TOTAL LIABILITIES...................................................................      212,674           143,599
                                                                                              -------           -------

EXCESS OF NET ASSETS ACQUIRED OVER COST.................................................        1,075             1,536

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value - shares authorized 1,000; none issued................            -                 -
  Common stock, $.01 par value - shares authorized 100,000;
   issued 54,739 and 54,478.............................................................          547               545
  Additional paid in capital............................................................      129,624           122,582
  Retained earnings.....................................................................      477,527           438,917
  Accumulated other comprehensive income................................................       (1,426)           (1,524)
                                                                                              -------           -------
                                                                                              606,272           560,520
  Less treasury stock, 4,386 and 3,384 shares, at cost..................................     (166,147)         (124,888)
                                                                                              -------           -------
    TOTAL STOCKHOLDERS' EQUITY..........................................................      440,125           435,632
                                                                                              -------           -------
                                                                                             $653,874          $580,767
                                                                                              =======           =======

All amounts in thousands except per share data
See notes to consolidated financial statements

JONES APPAREL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                Thirteen weeks ended
                                                               ---------------------
                                                               March 29,    March 30,
                                                                   1998         1997
                                                               --------     --------

Net sales.................................................     $380,151     $317,990
Licensing income..........................................        3,623        3,465
                                                                -------      -------
Total revenues............................................      383,774      321,455

Cost of goods sold........................................      252,561      214,884
                                                                -------      -------
Gross profit..............................................      131,213      106,571

Selling, general and administrative expenses..............       67,193       59,096
                                                                -------      -------
Operating income..........................................       64,020       47,475

Net interest expense......................................        1,239          362
                                                                -------      -------
Income before provision for income taxes..................       62,781       47,113

Provision for income taxes................................       24,171       17,573
                                                                -------      -------
Net income................................................      $38,610      $29,540
                                                                =======      =======





Earnings per share
  Basic...................................................        $0.77        $0.57
  Diluted.................................................        $0.74        $0.55

Weighted average common shares and
share equivalents outstanding
  Basic...................................................       50,366       52,084
  Diluted.................................................       52,163       53,995

All amounts in thousands except per share data
See notes to consolidated financial statements


JONES APPAREL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)




                                                                                                          Accumulated
                                                          Total                Additional                       other
                                                  stockholders'      Common       paid-in   Retained    comprehensive    Treasury
                                                         equity       stock       capital   earnings           income       stock
                                                  -------------     -------   -----------   --------    -------------   ---------

Balance, January 1, 1998........................       $435,632        $545      $122,582   $438,917          ($1,524)  ($124,888)


Thirteen weeks ended March 29, 1998:

Comprehensive income
  Net income....................................         38,610           -             -     38,610                -           -
  Foreign currency translation adjustments......             98           -             -          -               98           -
                                                  -------------
    Total comprehensive income..................         38,708
                                                  -------------
Amortization of deferred compensation in
 connection with executive stock options........             73           -            73          -                -           -

Exercise of stock options.......................          4,276           2         4,374          -                -        (100)

Tax benefit derived from exercise of
stock options...................................          2,595           -         2,595          -                -           -

Treasury stock acquired.........................        (41,159)          -             -          -                -     (41,159)
                                                  -------------     -------   -----------   --------    -------------  ----------
Balance, March 29, 1998.........................       $440,125        $547      $129,624   $477,527          ($1,426)  ($166,147)
                                                  =============     =======   ===========   ========    =============  ==========

All amounts in thousands
See notes to consolidated financial statements


JONES APPAREL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                               Thirteen weeks ended
                                                                                             --------------------------
                                                                                             March 29,         March 30,
                                                                                                 1998              1997
                                                                                             --------          --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..................................................................................  $38,610           $29,540
                                                                                              -------           -------
Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization.............................................................    3,308             2,827
  Provision for losses on accounts receivable...............................................      213             1,556
  Deferred taxes............................................................................   (2,912)           (2,299)
  Other.....................................................................................      179                25

  (Increase) decrease in:
    Trade receivables....................................................................... (101,336)          (75,169)
    Inventories.............................................................................   12,399            (6,672)
    Prepaid expenses and other current assets...............................................    1,306              (475)
    Other assets............................................................................     (338)              (35)

  Increase (decrease) in:
    Accounts payable........................................................................   (9,097)           17,064
    Taxes payable...........................................................................   37,912            18,086
    Accrued expenses and other current liabilities..........................................    1,721             1,865
                                                                                              -------           -------
      Total adjustments.....................................................................  (56,645)          (43,227)
                                                                                              -------           -------
Net cash used in operating activities.......................................................  (18,035)          (13,687)
                                                                                              -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................................................   (6,795)           (5,611)
  Decrease in cash restricted for capital additions.........................................    2,011                 -
  Other.....................................................................................     (122)                -
                                                                                              -------           -------
Net cash used in investing activities.......................................................   (4,906)           (5,611)
                                                                                              -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term borrowings.........................................................   36,111             9,217
  Repayment of capital leases and long-term debt............................................   (1,085)             (766)
  Acquisition of treasury stock.............................................................  (41,159)           (1,277)
  Proceeds from exercise of stock options...................................................    4,276             2,537
                                                                                              -------           -------
Net cash provided by (used in) financing activities.........................................   (1,857)            9,711
                                                                                              -------           -------

EFFECT OF EXCHANGE RATES ON CASH............................................................       29                31
                                                                                              -------           -------

NET DECREASE IN CASH AND CASH EQUIVALENTS...................................................  (24,769)           (9,556)

CASH AND CASH EQUIVALENTS, beginning of period..............................................   40,134            30,085
                                                                                              -------           -------
CASH AND CASH EQUIVALENTS, end of period....................................................  $15,365           $20,529
                                                                                              =======           =======

All amounts in thousands
See notes to consolidated financial statements

JONES APPAREL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)



1.  Basis of Presentation

  The consolidated financial statements include the accounts of Jones Apparel Group, Inc. and its wholly-owned subsidiaries (collectively, the "Company").
The financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") for interim financial information and in accordance with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the footnotes therein included within the Company's Annual Report on Form 10-K.

  In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 1998. The Company reports interim results in 13 week quarters; however, the annual reporting period is the calendar year.

  Certain reclassifications have been made to conform prior period data with the current presentation.




2.  Inventories

  Inventories are summarized as follows (amounts in thousands):

                                        March 29,       December 31,
                                            1998               1997
                                        --------        -----------

 Raw materials.....................      $30,743            $27,045
 Work in process...................       30,623             41,294
 Finished goods....................      181,339            186,716
                                        --------           --------
                                        $242,705           $255,055
                                        ========           ========

JONES APPAREL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.  Statement of Cash Flows

  Cash payments made for interest for the thirteen weeks ended March 29, 1998 and March 30, 1997 were $1,556,000 and $548,000, respectively.

  Cash payments made for income taxes for the thirteen weeks ended March 29, 1998 and March 30, 1997 were $1,406,000 and $1,806,000, respectively.

  Property and equipment acquired through capital lease financing during the thirteen weeks ended March 29, 1998 and March 30, 1997 amounted to $12,054,000 and $81,000, respectively.

  Reduction in income tax payments resulting from the exercise of employee stock options during the thirteen weeks ended March 29, 1998 and March 30, 1997 were $2,595,000 and $1,707,000, respectively.

  Under the provisions of the Company's 1991 Stock Option Plan, employees exercising stock options during the thirteen weeks ended March 29, 1998 exchanged 1,931 shares of the Company's Common Stock (valued at $100,000) for 4,166 newly issued shares.

4.  New Accounting Standards

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Results of operations and financial position will be unaffected by implementation of this new standard.

  SFAS No. 131, which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers.

  SFAS No. 131 is effective for financial statement periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. This statement need not be applied to interim financial statements in the initial year of application, but comparative information shall be reported in interim period financial statements in the following year. The Company is currently reviewing SFAS No. 131 and has of yet been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures.

5. Capital Stock

     On May 6, 1998, the Company's Board of Directors authorized a two-for-one stock split of the Company's Common Stock in the form of a 100% stock dividend for shareholders of record as of June 4, 1998, with stock certificates to be issued June 25, 1998. In connection with the Common Stock split, the Board of Directors approved an increase in the number of shares authorized to 200,000,000.

JONES APPAREL GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


General

  The following discussion provides information and analysis of the Company's results of operations for the thirteen week periods ended March 29, 1998 and March 30, 1997, and its liquidity and capital resources. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere herein.

Results of Operations

Statements of Income Expressed as a Percentage of Total Revenues

                                 Thirteen weeks ended
                              -------------------------
                              March 29,        March 30,
                                  1998             1997
                              --------         --------
Net sales                        99.1%            98.9%
Licensing income                  0.9%             1.1%
                              --------         --------
  Total revenues                100.0%           100.0%
Cost of goods sold               65.8%            66.8%
                              --------         --------
  Gross profit                   34.2%            33.2%
Selling, general and
administrative expenses          17.5%            18.4%
                              --------         --------
  Operating income               16.7%            14.8%
Net interest expense              0.3%             0.1%
                              --------         --------
  Income before provision
  for income taxes               16.4%            14.7%
Provision for income taxes        6.3%             5.5%
                              --------         --------
  Net income                     10.1%             9.2%
                              ========         ========
                  Totals may not agree due to rounding.


Quarter Ended March 29, 1998 Compared to Quarter Ended March 30, 1997

  Net Sales. Net sales in the thirteen weeks ended March 29, 1998 (hereinafter referred to as the "first quarter of 1998") increased 19.6%, or $62.2 million, to $380.2 million compared to $318.0 million in the thirteen weeks ended March 30, 1997 (hereinafter referred to as the "first quarter of 1997"). The increase was due primarily to an increase in the number of units shipped, as well as the impact of a higher average price per unit resulting from the mix of products shipped. The increase was partially offset by the termination of the Christian Dior suit license and the repositioning of the Saville label.
The breakdown of net sales by category for both periods is as follows:

JONES APPAREL GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)




                                  First        First
                                Quarter      Quarter      Increase/    Percent
    (In millions)               of 1998      of 1997     (Decrease)     Change
                                -------      -------      --------     -------
    Career sportswear            $171.5       $149.0         $22.5       15.1%
    Casual sportswear              84.2         75.0           9.2       12.3%
    Lifestyle collection           92.6         55.3          37.3       67.5%
    Suits, dress, and other        31.9         38.7          (6.8)     (17.6%)
                                -------      -------      --------     -------
      Net sales                  $380.2       $318.0         $62.2       19.6%
                                =======      =======      ========     =======


  Licensing Income. Licensing income increased $0.1 million to $3.6 million in the first quarter of 1998 compared to $3.5 million in the first quarter of 1997. Income from licenses under the Jones New York label increased $0.2 million while income from licenses under the Evan-Picone label decreased $0.1 million.

  Gross Profit. The gross profit margin was 34.2% in the first quarter of 1998 compared to 33.2% in the first quarter of 1997. The gross profit improvement was primarily attributable to the significant increase in sales of the Lifestyle collection, which carries higher margins than the corporate average.

  SG&A Expenses. Selling, general and administrative expenses ("SG&A" expenses) of $67.2 million in the first quarter of 1998 represented an increase of $8.1 million over the first quarter of 1997. As a percentage of total revenues, SG&A expenses decreased to 17.5% in the first quarter of 1998 from 18.4% for the comparable period in 1997. While advertising, royalties and operating expenses added significant expenses during the quarter, the effect was offset by the proportionately larger increase in sales and gross profit. Retail store operating expenses increased $1.7 million, reflecting the added cost of 23 more stores in operation at the end of the first quarter of 1998 compared to the end of the first quarter of 1997.

  Operating Income. The resulting first quarter of 1998 operating income of $64.0 million increased 34.8%, or $16.5 million, compared to $47.5 million during the first quarter of 1997. The operating margin increased to 16.7% for the first quarter of 1998 from the 14.8% achieved during the first quarter of 1997.

  Net Interest Expense. Net interest expense was $1.2 million in the first quarter of 1998 compared to $0.4 million in the comparable period of 1997.
The primary reason for the change was an increase in average overall borrowings for the quarter.

  Provision for Income Taxes. The effective income tax rate was 38.5% for the first quarter of 1998 compared to 37.3% for the first quarter of 1997. The increase was primarily due to higher state income tax provisions for the first quarter of 1998.

  Net Income. Net income increased 30.7% to $38.6 million in the first quarter of 1998, an increase of $9.1 million over the net income of $29.5 million earned in the first quarter of 1997. Net income as a percentage of total revenues was 10.1% in the first quarter of 1998 and 9.2% in the first quarter of 1997.

JONES APPAREL GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)



Liquidity and Capital Resources

  The Company's principal capital requirements have been to fund working capital needs, capital expenditures and, beginning in 1995, to repurchase the Company's Common Stock on the open market. The Company has historically relied primarily on internally generated funds, trade credit and bank borrowings to finance its operations and expansion.

  Net cash used in operations was $18.0 million in the first three months of 1998, compared to $13.7 million in the first three months of 1997. The change primarily reflects the effect of a larger increase in trade receivables ($101.3 million in 1998 compared to $75.2 million in 1997) and a decrease in accounts payable ($9.1 million decrease in 1998 compared to a $17.1 million increase in 1997). These were offset by higher net income for the first three months of 1998 (before depreciation and amortization charges), an increase in taxes payable and a decrease in inventories.

  Net cash used in investing activities was $0.7 million lower in the first three months of 1998, compared to the first three months of 1997, due to additional capital improvements and replacements offset by a decrease in restricted cash. Expenditures for capital improvements, replacements and property under capital leases for the full year 1998 are expected to approximate $30 million, of which $17 million represents the estimated cost of an additional warehouse facility under construction to support anticipated growth.

  Net cash used by financing activities was $1.9 million in the first three months of 1998 compared to net cash provided by financing activities of $9.7 million in the first three months of 1997. The principal reasons for the change were increases in the amounts of short-term borrowings to fund working capital requirements and transactions involving the Company's Common Stock.
In the first three months of 1998, the Company repurchased $41.2 million of its Common Stock on the open market under an announced program under which the Company is authorized to acquire up to $100.0 million of such shares. As of March 29, 1998, an aggregate of $65.2 million had been expended pursuant to the stock repurchase program. For the three months ended March 30, 1997, $1.3 million was expended under a prior stock repurchase program. Proceeds from the issuance of common stock to employees exercising stock options amounted to $4.3 million in the first three months of 1998 compared to $2.5 million in the first three months of 1997.

  Under the Company's existing credit arrangements, $145.6 million was utilized for letters of credit and $36.1 million of short-term borrowings were outstanding at March 29, 1998. The Company believes that funds generated by operations and the bank credit arrangements will provide the financial resources sufficient to meet its foreseeable working capital, letter of credit, capital expenditure and stock repurchase requirements.

JONES APPAREL GROUP, INC.
OTHER INFORMATION



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


Item 6. Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 29, 1998.

JONES APPAREL GROUP, INC.
OTHER INFORMATION (CONTINUED)


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    JONES APPAREL GROUP, INC.
                                                                 (Registrant)

Date: May 13, 1998                           By             /s/ Sidney Kimmel
                                                 ----------------------------
                                                                SIDNEY KIMMEL
                                                      Chief Executive Officer


                                             By            /s/ Wesley R. Card
                                                 ----------------------------
                                                               WESLEY R. CARD
                                                      Chief Financial Officer