Form 10-Q
period 1998-06-28
JONES APPAREL GROUP INC
filed 1998-08-11
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 28, 1998

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

YES   [X]         NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                  Outstanding at August 6, 1998
$.01 par value                         101,063,348

JONES APPAREL GROUP, INC.


Index

PART I. FINANCIAL INFORMATION                                      Page No.
                                                                   --------
     Financial Statements:
          Consolidated Balance Sheets
            June 28, 1998 and December 31, 1997.................       3
          Consolidated Statements of Income
            Thirteen and Twenty-six Weeks ended June 28, 1998
              and June 29, 1997.................................       4
          Consolidated Statement of Stockholders' Equity
            Twenty-six Weeks ended June 28, 1998................       5
          Consolidated Statements of Cash Flows
            Twenty-six Weeks ended June 28, 1998 and
              June 29, 1997.. ..................................       6

     Notes to Consolidated Financial Statements..................    7 - 9

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations.......................   10 - 14


PART II. OTHER INFORMATION.......................................   14 - 16


JONES APPAREL GROUP, INC.
CONSOLIDATED BALANCE SHEETS


                                                                                              June 28,      December 31,
                                                                                                 1998              1997
                                                                                             --------       -----------
                                                                                            (Unaudited)
ASSETS
CURRENT:
  Cash and cash equivalents.............................................................     $ 45,567         $  40,134
  Accounts receivable, net of allowance of $3,157 and $2,767 for doubtful accounts......       93,367            91,747
  Inventories...........................................................................      259,498           255,055
  Receivable from and advances to contractors...........................................       12,978             7,833
  Prepaid and refundable income taxes...................................................        4,705             5,993
  Deferred taxes........................................................................       28,333            26,269
  Prepaid expenses and other current assets.............................................       10,434            13,740
                                                                                              -------           -------
    TOTAL CURRENT ASSETS................................................................      454,882           440,771

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $42,984 and $44,189..................................      111,387            81,934
CASH RESTRICTED FOR CAPITAL ADDITIONS...................................................        3,754            11,193
INTANGIBLES, less accumulated amortization of $8,086 and $7,687.........................       29,539            30,604
OTHER ASSETS............................................................................       20,023            16,265
                                                                                              -------           -------
                                                                                             $619,585          $580,767
                                                                                              =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings.................................................................     $    881          $      -
  Current portion of long-term debt and capital lease obligations.......................        5,282             4,199
  Accounts payable......................................................................       78,800            90,429
  Accrued expenses and other current liabilities........................................       18,246            15,574
                                                                                              -------           -------
    TOTAL CURRENT LIABILITIES...........................................................      103,209           110,202
                                                                                              -------           -------

NONCURRENT LIABILITIES:
  Obligations under capital leases......................................................       28,195            18,457
  Long-term debt........................................................................       12,719             8,833
  Other.................................................................................        6,107             6,107
                                                                                              -------           -------
    TOTAL NONCURRENT LIABILITIES........................................................       47,021            33,397
                                                                                              -------           -------
    TOTAL LIABILITIES...................................................................      150,230           143,599
                                                                                              -------           -------

EXCESS OF NET ASSETS ACQUIRED OVER COST.................................................          614             1,536

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value - shares authorized 1,000; none issued................            -                 -
  Common stock, $.01 par value - shares authorized 200,000;
   issued 109,867 and 108,955...........................................................        1,099               545
  Additional paid in capital............................................................      135,688           122,582
  Retained earnings.....................................................................      502,565           438,917
  Accumulated other comprehensive income................................................       (1,800)           (1,524)
                                                                                              -------           -------
                                                                                              637,552           560,520
  Less treasury stock, 8,871 and 6,767 shares, at cost..................................     (168,811)         (124,888)
                                                                                              -------           -------
    TOTAL STOCKHOLDERS' EQUITY..........................................................      468,741           435,632
                                                                                              -------           -------
                                                                                             $619,585          $580,767
                                                                                              =======           =======

All amounts in thousands except per share data
See notes to consolidated financial statements

JONES APPAREL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                Thirteen weeks ended      Twenty-six weeks ended
                                                               ---------------------     -----------------------
                                                                June 28,     June 29,     June 28,      June 29,
                                                                   1998         1997         1998          1997
                                                               --------     --------     --------      --------

Net sales.................................................     $305,361     $262,988     $685,512      $580,978
Licensing income..........................................        3,193        3,301        6,816         6,766
                                                                -------      -------      -------       -------
Total revenues............................................      308,554      266,289      692,328       587,744

Cost of goods sold........................................      201,086      178,542      453,647       393,426
                                                                -------      -------      -------       -------
Gross profit..............................................      107,468       87,747      238,681       194,318

Selling, general and administrative expenses..............       66,405       56,632      133,599       115,729
                                                                -------      -------      -------       -------
Operating income..........................................       41,063       31,115      105,082        78,589

Net interest expense......................................          351          267        1,590           629
                                                                -------      -------      -------       -------
Income before provision for income taxes..................       40,712       30,848      103,492        77,960

Provision for income taxes................................       15,674       11,568       39,844        29,141
                                                                -------      -------      -------       -------
Net income................................................      $25,038      $19,280      $63,648       $48,819
                                                                =======      =======      =======       =======





Earnings per share
  Basic...................................................        $0.25        $0.19        $0.63         $0.47
  Diluted.................................................        $0.24        $0.18        $0.61         $0.45

Weighted average common shares and
share equivalents outstanding
  Basic...................................................      100,841      103,934      100,788       103,999
  Diluted.................................................      105,085      108,029      104,707       107,957

All amounts in thousands except per share data
See notes to consolidated financial statements


JONES APPAREL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)




                                                                                                          Accumulated
                                                          Total                Additional                       other
                                                  stockholders'      Common       paid-in   Retained    comprehensive    Treasury
                                                         equity       stock       capital   earnings           income       stock
                                                  -------------     -------   -----------   --------    -------------   ---------

Balance, January 1, 1998........................       $435,632        $545      $122,582   $438,917          ($1,524)  ($124,888)


Twenty-six weeks ended June 28, 1998:

Comprehensive income
  Net income....................................         63,648           -             -     63,648                -           -
  Foreign currency translation adjustments......           (276)          -             -          -             (276)          -
                                                  -------------
    Total comprehensive income..................         63,372
                                                  -------------
Amortization of deferred compensation in
 connection with executive stock options........            138           -           138          -                -           -

Exercise of stock options.......................          7,993           5         8,088          -                -        (100)

Tax benefit derived from exercise of
stock options...................................          5,429           -         5,429          -                -           -

Effect of 2-for-1 stock split...................              -         549          (549)

Treasury stock acquired.........................        (43,823)          -             -          -                -     (43,823)
                                                  -------------     -------   -----------   --------    -------------   ---------
Balance, June 28, 1998..........................       $468,741      $1,099      $135,688   $502,565          ($1,800)  ($168,811)
                                                  =============     =======   ===========   ========    =============   =========

All amounts in thousands
See notes to consolidated financial statements


JONES APPAREL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                               Twenty-six weeks ended
                                                                                             --------------------------
                                                                                              June 28,          June 29,
                                                                                                 1998              1997
                                                                                             --------          --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..................................................................................  $63,648           $48,819
                                                                                              -------           -------
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.............................................................    6,950             5,877
  Provision for losses on accounts receivable...............................................      420             1,783
  Deferred taxes............................................................................   (3,004)           (8,399)
  Other.....................................................................................      290                87

  (Increase) decrease in:
    Trade receivables.......................................................................   (2,108)            6,282
    Inventories.............................................................................   (4,671)          (59,694)
    Prepaid expenses and other current assets...............................................   (1,886)           (4,023)
    Other assets............................................................................   (2,827)             (687)

  Increase (decrease) in:
    Accounts payable........................................................................  (11,589)           16,975
    Taxes payable...........................................................................    6,725              (256)
    Accrued expenses and other current liabilities..........................................    2,776             3,462
                                                                                              -------           -------
      Total adjustments.....................................................................   (8,924)          (38,593)
                                                                                              -------           -------
Net cash provided by operating activities...................................................   54,724            10,226
                                                                                              -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................................................  (24,247)          (13,523)
  Decrease (increase) in cash restricted for capital additions..............................    7,439            (9,015)
  Other.....................................................................................     (121)                -
                                                                                              -------           -------
Net cash used in investing activities.......................................................  (16,929)          (22,538)
                                                                                              -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term borrowings.........................................................      881            11,879
  Proceeds from capital lease...............................................................        -            10,000
  Repayment of capital leases and long-term debt............................................   (2,347)           (1,846)
  Increase in long-term debt................................................................    5,000                 -
  Acquisition of treasury stock.............................................................  (43,823)          (14,005)
  Proceeds from exercise of stock options...................................................    7,993             6,185
                                                                                              -------           -------
Net cash provided by (used in) financing activities.........................................  (32,296)           12,213
                                                                                              -------           -------

EFFECT OF EXCHANGE RATES ON CASH............................................................      (66)               24
                                                                                              -------           -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................................    5,433               (75)

CASH AND CASH EQUIVALENTS, beginning of period..............................................   40,134            30,085
                                                                                              -------           -------
CASH AND CASH EQUIVALENTS, end of period....................................................  $45,567           $30,010
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




2.  Inventories

 Inventories are summarized as follows (amounts in thousands):

                                         June 28,       December 31,
                                            1998               1997
                                        --------        -----------

 Raw materials.....................      $23,348            $27,045
 Work in process...................       40,974             41,294
 Finished goods....................      195,176            186,716
                                        --------           --------
                                        $259,498           $255,055
                                        ========           ========

JONES APPAREL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.  Statement of Cash Flows

 Cash payments made for interest for the twenty-six weeks ended June 28, 1998 and June 29, 1997 were $2,642,000 and $1,176,000, respectively.

 Cash payments made for income taxes for the twenty-six weeks ended June 28, 1998 and June 29, 1997 were $48,454,000 and $37,751,000, respectively.

 Property and equipment acquired through capital lease financing during the twenty-six weeks ended June 28, 1998 and June 29, 1997 amounted to $12,054,000 and $220,000, respectively.

 Reduction in income tax payments resulting from the exercise of employee stock options during the twenty-six weeks ended June 28, 1998 and June 29, 1997 were $5,429,000 and $3,866,000, respectively.

 Under the provisions of the Company's 1991 Stock Option Plan, employees exercising stock options during the twenty-six weeks ended June 28, 1998 exchanged 3,826 shares of the Company's Common Stock (valued at $100,000) for 8,332 newly issued shares and during the twenty-six weeks ended June 29, 1997 exchanged 4,244 shares of the Company's Common Stock (valued at $100,000) for 17,926 newly issued shares.

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

 In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. Results of operations and financial position will be unaffected by implementation of this new standard.

JONES APPAREL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


5. Capital Stock

 On May 6, 1998, the Company's Board of Directors authorized a two-for-one stock split of the Company's Common Stock in the form of a 100% stock dividend for shareholders of record as of June 4, 1998, with stock certificates to be issued June 25, 1998. In connection with the Common Stock split, the Board of Directors approved an increase in the number of shares authorized to 200,000,000. On June 25, 1998, a total of 50,497,911 shares of Common Stock were issued, net of treasury stock, in connection with the split. The stated par value of each share was not changed from $0.01. All share and per share amounts have been restated to retroactively reflect the stock split.

JONES APPAREL GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


General

 The following discussion provides information and analysis of the Company's results of operations for the thirteen and twenty-six week periods ended June 28, 1998 and June 29, 1997, respectively, and its liquidity and capital resources. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere herein.

Results of Operations

Statements of Income Expressed as a Percentage of Total Revenues

                                Thirteen weeks ended   Twenty-six weeks ended
                               ---------------------   ----------------------
                                June 28,     June 29,   June 28,      June 29,
                                   1998         1997       1998          1997
                               --------     --------   --------      --------
    Net sales                     99.0%        98.8%      99.0%          9.9%
    Licensing income               1.0%         1.2%       1.0%          1.1%
                               --------     --------   --------      --------
       Total revenue             100.0%       100.0%     100.0%        100.0%
    Cost of goods sold            65.2%        67.0%      65.5%         66.9%
                               --------     --------   --------      --------
       Gross profit               34.8%        33.0%      34.5%         33.1%
    Selling, general and
      administrative expenses     21.5%        21.3%      19.3%         19.7%
                               --------     --------   --------      --------
       Operating income           13.3%        11.7%      15.2%         13.4%
    Net interest expense           0.1%         0.1%       0.2%          0.1%
                               --------     --------   --------      --------
       Income before provision
       for income taxes           13.2%        11.6%      14.9%         13.3%
    Provision for income taxes     5.1%         4.3%       5.8%          5.0%
                               --------     --------   --------      --------
       Net income                  8.1%         7.2%       9.2%          8.3%
                               ========     ========   ========      ========
                                        Totals may not agree due to rounding.


Quarter Ended June 28, 1998 Compared to Quarter Ended June 29, 1997

 Net Sales. Net sales in the thirteen weeks ended June 28, 1998 (hereinafter referred to as the "second quarter of 1998") increased 16.1%, or $42.4 million, to $305.4 million, compared to $263.0 million in the thirteen weeks ended June 29, 1997 (hereinafter referred to as the "second quarter of 1997"). The increase was due primarily to an increase in the number of units shipped, as well as the impact of a higher average price per unit resulting from the mix of products shipped. The breakdown of net sales by category for both periods is as follows:

JONES APPAREL GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)



                          Second        Second
                         Quarter       Quarter       Increase/      Percent
(In millions)            of 1998       of 1997      (Decrease)       Change
                         -------       -------       --------       -------
Career sportswear         $136.5        $129.3           $7.2          5.6%
Casual sportswear           69.2          64.0            5.2          8.1%
Lifestyle collection        68.4          36.7           31.7         86.4%
Suits, dress, and other     31.3          33.0           (1.7)        (5.2%)
                         -------       -------       --------       -------
 Net sales                $305.4        $263.0          $42.4         16.1%
                         =======       =======       ========       =======

 The increase in Lifestyle collection was primarily due to a large increase in shipments under the Lauren by Ralph Lauren label. The decrease in suits, dress, and other was mainly the result of the repositioning of the Saville label.

 Licensing Income. Licensing income decreased $0.1 million to $3.2 million in the second quarter of 1998 compared to $3.3 million in the second quarter of 1997. Income from licenses under the Jones New York label increased $0.1 million, while income from licenses under the Evan-Picone label decreased $0.2 million.

 Gross Profit. The gross profit margin was 34.8% in the second quarter of 1998 compared to 33.0% in the second quarter of 1997. The gross profit improvement was attributable to the significant increase in sales of the Lifestyle collection, which carries higher margins than the corporate average and lower overseas production costs due to the favorable impact of currency devaluations in Asia.

 SG&A Expenses. Selling, general and administrative expenses ("SG&A" expenses) of $66.4 million in the second quarter of 1998 represented an increase of $9.8 million over the second quarter of 1997. As a percentage of total revenues, SG&A expenses increased to 21.5% in the second quarter of 1998 from 21.3% for the comparable period in 1997. The increase was primarily due to expenditures under the Lauren by Ralph Lauren advertising campaign. While royalties and operating expenses also added significant expenses during the quarter, the effect was offset by the proportionately larger increase in sales and gross profit. Retail store operating expenses increased $3.1 million, reflecting the added cost of 33 more stores in operation at the end of the second quarter of 1998 compared to the end of the second quarter of 1997.

 Operating Income. The resulting second quarter of 1998 operating income of $41.1 million increased 32.0%, or $10.0 million, compared to $31.1 million during the second quarter of 1997. The operating margin increased to 13.3% for the second quarter of 1998 from the 11.7% achieved during the second quarter of 1997.

 Net Interest Expense. Net interest expense was $0.4 million in the second quarter of 1998 compared to $0.3 million in the comparable period of 1997.

 Provision for Income Taxes. The effective income tax rate was 38.5% for the second quarter of 1998 compared to 37.5% for the second quarter of 1997. The increase was primarily due to higher state income tax provisions for the second quarter of 1998.

JONES APPAREL GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)



 Net Income. Net income increased 29.9% to $25.0 million in the second quarter of 1998, an increase of $5.7 million over the net income of $19.3 million earned in the second quarter of 1997. Net income as a percentage of total revenues was 8.1% in the second quarter of 1998 and 7.2% in the second quarter of 1997.

Six Months Ended June 28, 1998 Compared to Six Months Ended June 29, 1997

 Net Sales. Net sales in the twenty-six weeks ended June 28, 1998 (hereinafter referred to as the "first six months of 1998") increased 18.0%, or $104.5 million, to $685.5 million, compared to $581.0 million in the twenty-six weeks ended June 29, 1997 (hereinafter referred to as the "first six months of 1997"). The increase was due primarily to an increase in the number of units shipped, as well as the impact of a higher average price per unit resulting from the mix of products shipped. The breakdown of net sales by category for both periods is as follows:

                              First         First
                         Six Months    Six Months    Increase/     Percent
(In millions)               of 1998       of 1997   (Decrease)      Change
                         ----------    ----------   ---------      -------
Career sportswear            $308.0        $278.3       $29.7        10.7%
Casual sportswear             153.4         139.0        14.4        10.4%
Lifestyle collection          161.0          92.0        69.0        75.0%
Suits, dress, and other        63.1          71.7        (8.6)      (12.0%)
                         ----------    ----------   ---------      -------
 Net sales                   $685.5        $581.0      $104.5        18.0%
                         ==========    ==========   =========      =======


 The increase in Lifestyle collection was primarily due to a large increase in shipments under the Lauren by Ralph Lauren label. The decrease in suits, dress, and other was the result of the termination of the Christian Dior suit license and the repositioning of the Saville label.

 Licensing Income. Licensing income increased $0.1 million to $6.8 million in the first six months of 1998 compared to $6.7 million in the first six months of 1997. Income from licenses under the Jones New York label increased $0.4 million while income from licenses under the Evan-Picone label decreased $0.3 million.

 Gross Profit. The gross profit margin was 34.5% in the first six months of 1998 compared to 33.1% in the first six months of 1997. The gross profit improvement was attributable to the significant increase in sales of the Lifestyle collection, which carries higher margins than the corporate average and lower overseas production costs due to the favorable impact of currency devaluations in Asia.

 SG&A Expenses.  Selling, general and administrative expenses of $133.6 million in the first six months of 1998 represented an increase of $17.9 million over the first six months of 1997. As a percentage of total revenues, SG&A expenses decreased to 19.3% in the first six months of 1998 from 19.7% for the comparable period in 1997. While advertising, royalties and operating expenses added significant expenses during the quarter, the effect was offset by the proportionately larger increase in sales and gross profit. Retail store operating expenses increased $4.8 million, reflecting the added cost of 33 more stores in operation at the end of the first six months of 1998 compared to the end of the first six months of 1997.

JONES APPAREL GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

 Operating Income. The resulting first six months of 1998 operating income of $105.1 million increased 33.7%, or $26.5 million, compared to $78.6 million during the first six months of 1997. The operating margin increased to 15.2% for the first six months of 1998 from the 13.4% achieved during the first six months of 1997.

 Net Interest Expense. Net interest expense was $1.6 million in the first six months of 1998 compared to $0.6 million in the comparable period of 1997. The change primarily reflects an increase in capital lease obligations and long-term debt associated with the construction of warehouse facilities.

 Provision for Income Taxes. The effective income tax rate was 38.5% for the first six months of 1998 compared to 37.4% for the first six months of 1997. The increase was primarily due to higher state income tax provisions for the first six months of 1998.

 Net Income. Net income increased 30.4% to $63.6 million in the first six months of 1998, an increase of $14.8 million over the net income of $48.8 million earned in the first six months of 1997. Net income as a percentage of total revenues was 9.2% in the first six months of 1998 and 8.3% in the first six months of 1997.

Liquidity and Capital Resources

 The Company's principal capital requirements have been to fund working capital needs, capital expenditures and, beginning in 1995, to repurchase the Company's Common Stock on the open market. The Company has historically relied primarily on internally generated funds, trade credit and bank borrowings to finance its operations and expansion.

 Net cash provided by operations was $54.7 million in the first six months of 1998, compared to $10.2 million in the first six months of 1997. The change primarily reflects the effect of higher net income for the first six months of 1998 (before depreciation and amortization) and a smaller increase in inventories ($4.7 million in 1998 compared to $59.7 million in 1997) as well as an increase in taxes payable. These amounts were offset by a decrease in accounts payable of $11.6 million in 1998 compared to an increase of $17.0 million in 1997.

 Net cash used in investing activities was $5.6 million lower in the first six months of 1998, compared to the first six months of 1997, due to additional capital improvements and replacements, offset by a decrease in restricted cash. Expenditures for capital improvements, replacements and property under capital leases for the full year 1998 are expected to approximate $30 million, of which $17 million represents the estimated cost to complete an additional warehouse facility under construction to support anticipated growth.

 Net cash used in financing activities was $32.3 million in the first six months of 1998 compared to net cash provided by financing activities of $12.2 million in the first six months of 1997. The principal reasons for the change were a smaller increase in the amounts of short-term borrowings to fund working capital requirements and transactions involving the Company's Common Stock. The Company repurchased $43.8 million and $14.0 million of its Common Stock on the open market for the six months ended June 28, 1998 and June 29, 1997, respectively, under announced programs to acquire up to $200.0 million of such shares. As of June 28, 1998, $32.2 million remained available for additional stock repurchases under these plans.

JONES APPAREL GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)



Proceeds from the issuance of common stock to employees exercising stock options amounted to $8.0 million in the first six months of 1998 compared to $6.2 million in the first six months of 1997.

 Under the Company's existing credit arrangements, $182.9 million was utilized for letters of credit and $0.9 million of short-term borrowings were outstanding at June 28, 1998. The Company believes that funds generated by operations and the bank credit arrangements will provide the financial resources sufficient to meet its foreseeable working capital, letter of credit, capital expenditure and stock repurchase requirements.




OTHER INFORMATION

Part II.

Item 4.  Submission of Matters to a Vote of Security Holders

    (a)  Annual Meeting of Shareholders
          May 27, 1998

    (c)  Proposals

                                                                                    Broker
Election of Directors            For      Against      Withheld      Abstain      Nonvotes
                          ----------      -------      --------      -------      --------
 Sidney Kimmel            48,289,312            *       264,999            *             -
 Herbert J. Goodfriend    48,288,650            *       265,661            *             -
 Irwin Samelman           48,308,293            *       246,018            *             -
 Geraldine Stutz          48,431,791            *       122,520            *             -
 Howard Gittis            48,434,476            *       119,835            *             -

 Ratification of
  Appointment
  of BDO Seidman, LLP as
  Independent Public
  Accountants             48,534,716        8,858             *       10,737             -

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


Item 6. Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended June 28, 1998.

JONES APPAREL GROUP, INC.
OTHER INFORMATION (CONTINUED)


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    JONES APPAREL GROUP, INC.
                                                                 (Registrant)

Date: August 11, 1998                        By             /s/ Sidney Kimmel
                                                 ----------------------------
                                                                SIDNEY KIMMEL
                                                      Chief Executive Officer


                                             By            /s/ Wesley R. Card
                                                 ----------------------------
                                                               WESLEY R. CARD
                                                      Chief Financial Officer