Form 10-Q
period 1998-09-27
JONES APPAREL GROUP INC
filed 1998-11-10
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 27, 1998

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

YES   [X]         NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                  Outstanding at November 6, 1998
$.01 par value                         104,859,946

JONES APPAREL GROUP, INC.


Index

PART I. FINANCIAL INFORMATION                                      Page No.
                                                                   --------
     Financial Statements:
          Consolidated Balance Sheets
            September 27, 1998 and December 31, 1997............       3
          Consolidated Statements of Income
            Thirteen and Thirty-nine Weeks ended September 27,
              1998 and September 28, 1998.......................       4
          Consolidated Statement of Stockholders' Equity
            Thirty-nine Weeks ended September 27, 1998..........       5
          Consolidated Statements of Cash Flows
            Thirty-nine Weeks ended September 27, 1998 and
              September 28, 1997................................       6

     Notes to Consolidated Financial Statements.................     7 - 9

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations......................    10 - 15


PART II. OTHER INFORMATION......................................    16 - 17


JONES APPAREL GROUP, INC.
CONSOLIDATED BALANCE SHEETS


                                                                                         September 27,      December 31,
                                                                                                 1998              1997
                                                                                         ------------       -----------
                                                                                           (Unaudited)
ASSETS
CURRENT:
  Cash and cash equivalents.............................................................     $ 14,956          $ 40,134
  Accounts receivable, net of allowance of $3,337 and $2,767 for doubtful accounts......      255,978            91,747
  Inventories...........................................................................      226,971           255,055
  Receivable from and advances to contractors...........................................       17,571             7,833
  Prepaid and refundable income taxes...................................................            -             5,993
  Deferred taxes........................................................................       25,304            26,269
  Prepaid expenses and other current assets.............................................       11,142            13,740
                                                                                              -------           -------
    TOTAL CURRENT ASSETS................................................................      551,922           440,771

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $47,009 and $44,189..................................      129,646            81,934
CASH RESTRICTED FOR CAPITAL ADDITIONS...................................................            -            11,193
INTANGIBLES, less accumulated amortization of $8,618 and $7,687.........................       29,006            30,604
OTHER ASSETS............................................................................       25,495            16,265
                                                                                              -------           -------
                                                                                             $736,069          $580,767
                                                                                              =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings.................................................................     $ 37,929          $      -
  Current portion of long-term debt and capital lease obligations.......................        5,825             4,199
  Accounts payable......................................................................       81,881            90,429
  Taxes payable.........................................................................       30,329                 -
  Accrued expenses and other current liabilities........................................       25,132            15,574
                                                                                              -------           -------
    TOTAL CURRENT LIABILITIES...........................................................      181,096           110,202
                                                                                              -------           -------

NONCURRENT LIABILITIES:
  Obligations under capital leases......................................................       35,851            18,457
  Long-term debt........................................................................       12,338             8,833
  Other.................................................................................        6,107             6,107
                                                                                              -------           -------
    TOTAL NONCURRENT LIABILITIES........................................................       54,296            33,397
                                                                                              -------           -------
    TOTAL LIABILITIES...................................................................      235,392           143,599
                                                                                              -------           -------

EXCESS OF NET ASSETS ACQUIRED OVER COST.................................................          154             1,536

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value - shares authorized 1,000; none issued................            -                 -
  Common stock, $.01 par value - shares authorized 200,000;
   issued 109,963 and 108,955...........................................................        1,100               545
  Additional paid in capital............................................................      136,956           122,582
  Retained earnings.....................................................................      561,663           438,917
  Accumulated other comprehensive income................................................       (2,059)           (1,524)
                                                                                              -------           -------
                                                                                              697,660           560,520
  Less treasury stock, 10,037 and 6,767 shares, at cost.................................     (197,137)         (124,888)
                                                                                              -------           -------
    TOTAL STOCKHOLDERS' EQUITY..........................................................      500,523           435,632
                                                                                              -------           -------
                                                                                             $736,069          $580,767
                                                                                              =======           =======

All amounts in thousands except per share data
See notes to consolidated financial statements

JONES APPAREL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                            Thirteen weeks ended      Thirty-nine weeks ended
                                                         --------------------------  --------------------------
                                                         September 27, September 28, September 27, September 28,
                                                                 1998          1997          1998          1997
                                                         ------------  ------------  ------------  ------------

Net sales...............................................     $495,727      $445,972    $1,181,240    $1,026,950
Licensing income........................................        4,590         4,536        11,406        11,302
                                                              -------       -------     ---------     ---------
Total revenues..........................................      500,317       450,508     1,192,646     1,038,252

Cost of goods sold......................................      324,724       303,308       778,372       696,733
                                                              -------       -------     ---------     ---------
Gross profit............................................      175,593       147,200       414,274       341,519

Selling, general and administrative expenses............       78,342        67,818       211,942       183,547
                                                              -------       -------     ---------     ---------
Operating income........................................       97,251        79,382       202,332       157,972

Net interest expense....................................        1,156         1,081         2,745         1,710
                                                              -------       -------     ---------     ---------
Income before provision for income taxes................       96,095        78,301       199,587       156,262

Provision for income taxes..............................       36,997        29,363        76,841        58,504
                                                              -------       -------     ---------     ---------
Net income..............................................      $59,098       $48,938      $122,746       $97,758
                                                              =======       =======     =========     =========





Earnings per share
  Basic.................................................        $0.59         $0.47         $1.22         $0.94
  Diluted...............................................        $0.57         $0.45         $1.17         $0.90

Weighted average common shares and
share equivalents outstanding
  Basic.................................................      100,886       104,372       100,821       104,124
  Diluted...............................................      104,426       108,634       104,613       108,184

All amounts in thousands except per share data
See notes to consolidated financial statements


JONES APPAREL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)




                                                                                                          Accumulated
                                                          Total                Additional                       other
                                                  stockholders'      Common       paid-in   Retained    comprehensive    Treasury
                                                         equity       stock       capital   earnings           income       stock
                                                  -------------     -------   -----------   --------    -------------   ---------

Balance, December 31, 1997......................       $435,632        $545      $122,582   $438,917          ($1,524)  ($124,888)

Thirty-nine weeks ended September 27, 1998:

Comprehensive income
  Net income....................................        122,746           -             -    122,746                -           -
  Foreign currency translation adjustments......           (535)          -             -          -             (535)          -
                                                  -------------
    Total comprehensive income..................        122,211
                                                  -------------
Amortization of deferred compensation in
 connection with executive stock options........            158           -           158          -                -           -

Exercise of stock options.......................          8,986           6         9,080          -                -        (100)

Tax benefit derived from exercise of
stock options...................................          5,685           -         5,685          -                -           -

Effect of 2-for-1 stock split...................              -         549          (549)         -                -           -

Treasury stock acquired.........................        (72,149)          -             -          -                -     (72,149)
                                                  -------------     -------   -----------   --------    -------------   ---------
Balance, September 27, 1998.....................       $500,523      $1,100      $136,956   $561,663          ($2,059)  ($197,137)
                                                  =============     =======   ===========   ========    =============   =========

All amounts in thousands
See notes to consolidated financial statements


JONES APPAREL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                             Thirty-nine weeks ended
                                                                                         ------------------------------
                                                                                         September 27,     September 28,
                                                                                                 1998              1997
                                                                                         ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income.................................................................................. $122,746           $97,758
                                                                                             --------           -------
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.............................................................   11,254            11,494
  Provision for losses on accounts receivable...............................................      825             2,009
  Deferred taxes............................................................................   (3,174)          (14,676)
  Other.....................................................................................      362               154

  (Increase) decrease in:
    Trade receivables....................................................................... (165,353)         (100,454)
    Inventories.............................................................................   27,638           (62,623)
    Prepaid expenses and other current assets...............................................   (7,293)            2,691
    Other assets............................................................................   (5,828)           (4,780)

  Increase (decrease) in:
    Accounts payable........................................................................   (8,473)           21,064
    Taxes payable...........................................................................   42,761            20,253
    Accrued expenses and other current liabilities..........................................    9,850             5,045
                                                                                              -------           -------
      Total adjustments.....................................................................  (97,431)         (119,823)
                                                                                              -------           -------
Net cash provided by (used in) operating activities.........................................   25,315           (22,065)
                                                                                              -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................................................  (37,546)          (21,743)
  Decrease (increase) in cash restricted for capital additions..............................   11,193            (6,022)
  Other.....................................................................................     (116)                -
                                                                                              -------           -------
Net cash used in investing activities.......................................................  (26,469)          (27,765)
                                                                                              -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term borrowings.........................................................   37,929            45,104
  Proceeds from capital lease...............................................................        -            10,000
  Repayment of capital leases and long-term debt............................................   (3,785)           (2,738)
  Increase in long-term debt................................................................    5,000                 -
  Acquisition of treasury stock.............................................................  (72,149)          (30,636)
  Proceeds from exercise of stock options...................................................    8,986            10,291
                                                                                              -------           -------
Net cash provided by (used in) financing activities.........................................  (24,019)           32,021
                                                                                              -------           -------

EFFECT OF EXCHANGE RATES ON CASH............................................................       (5)               39
                                                                                              -------           -------

NET DECREASE IN CASH AND CASH EQUIVALENTS...................................................  (25,178)          (17,770)

CASH AND CASH EQUIVALENTS, beginning of period..............................................   40,134            30,085
                                                                                              -------           -------
CASH AND CASH EQUIVALENTS, end of period....................................................  $14,956           $12,315
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


2.  Inventories

 Inventories are summarized as follows (amounts in thousands):

                                    September 27,       December 31,
                                            1998               1997
                                    ------------        -----------

 Raw materials.....................      $22,286            $27,045
 Work in process...................       28,854             41,294
 Finished goods....................      175,831            186,716
                                        --------           --------
                                        $226,971           $255,055
                                        ========           ========

JONES APPAREL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.  Statement of Cash Flows

  Cash payments made for interest for the thirty-nine weeks ended September 27, 1998 and September 28, 1997 were $4,039,000 and $2,892,000, respectively.

  Cash payments made for income taxes for the thirty-nine weeks ended September 27, 1998 and September 28, 1997 were $49,518,000 and $52,892,000, respectively.

  Property and equipment acquired through capital lease financing during the thirty-nine weeks ended September 27, 1998 and September 28, 1997 amounted to $21,310,000 and $220,000, respectively.

  Reduction in income tax payments resulting from the exercise of employee stock options during the thirty-nine weeks ended September 27, 1998 and September 28, 1997 were $5,685,000 and $6,389,000, respectively.

  Under the provisions of the Company's 1991 Stock Option Plan, employees exercising stock options during the thirty-nine weeks ended September 27, 1998 exchanged 3,826 shares of the Company's Common Stock (valued at $100,000) for 8,332 newly issued shares and during the thirty-nine weeks ended September 28, 1997 exchanged 4,244 shares of the Company's Common Stock (valued at $100,000) for 17,926 newly issued shares.


4.  New Accounting Standards

  In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" and establishes new standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

  SFAS No. 131 is effective for financial statement periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations. The Company is currently reviewing SFAS No. 131 and has of yet been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures.

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. The Company does not expect results of operations and financial position to be affected by implementation of this new standard.

JONES APPAREL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


5.  Capital Stock

  On May 6, 1998, the Company's Board of Directors authorized a two-for-one stock split of the Company's Common Stock in the form of a 100% stock dividend for shareholders of record as of June 4, 1998, with stock certificates issued on June 25, 1998. In connection with the Common Stock split, the Board of Directors approved an increase in the number of shares authorized to 200,000,000. On June 25, 1998, a total of 50,497,911 shares of Common Stock were issued in connection with the split. The stated par value of each share was not changed from $0.01. All share and per share amounts have been restated to retroactively reflect the stock split.


6.  Subsequent Events

  On September 10, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire 100% of the equity of Sun Apparel, Inc. of El Paso, Texas ("Sun"). The acquisition was completed on October 2, 1998. Sun designs, manufactures and distributes jeanswear, sportswear and related apparel for men, women and children. Sun markets its products under the Polo Jeans Company brand, licensed from Polo Ralph Lauren, as well as other owned, licensed and private label brands.

  The Company purchased the equity of Sun for $216.6 million, comprised of $137.8 million in cash and 4.4 million shares of common stock. For accounting purposes, the common stock was valued at $18.00 per share (the closing price on September 10, 1998, the date the Merger Agreement was signed and announced). The Company also assumed Sun debt of $228.5 million, which was refinanced in conjunction with the closing of the transaction. The Merger Agreement also provides for potential additional future payments based on Sun's operating performance. The acquisition will be accounted for using the purchase method of accounting and the results of Sun will be included in the Company's financial records from the date of acquisition.

  Concurrently, the Company announced the issuance of $265 million of Senior Notes due 2001, and a new $550 million bank credit facility to finance the acquisition and the Company's working capital, general corporate and trade letter of credit requirements.

JONES APPAREL GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


General

  The following discussion provides information and analysis of the Company's results of operations for the thirteen and thirty-nine week periods ended September 27, 1998 and September 28, 1997, respectively, and its liquidity and capital resources. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere herein.


Results of Operations

Statements of Income Expressed as a Percentage of Total Revenues

                             Thirteen weeks ended      Thirty-nine weeks ended
                         --------------------------  --------------------------
                         September 27, September 28, September 27, September 28,
                                 1998          1997          1998          1997
                             --------      --------      --------      --------
  Net sales                     99.1%         99.0%         99.0%         98.9%
  Licensing income               0.9%          1.0%          1.0%          1.1%
                             --------      --------      --------      --------
     Total revenue             100.0%        100.0%        100.0%        100.0%
  Cost of goods sold            64.9%         67.3%         65.3%         67.1%
                             --------      --------      --------      --------
     Gross profit               35.1%         32.7%         34.7%         32.9%
  Selling, general and
    administrative expenses     15.7%         15.1%         17.8%         17.7%
                             --------      --------      --------      --------
     Operating income           19.4%         17.6%         17.0%         15.2%
  Net interest expense           0.2%          0.2%          0.2%          0.2%
                             --------      --------      --------      --------
     Income before provision
     for income taxes           19.2%         17.4%         16.7%         15.1%
  Provision for income taxes     7.4%          6.5%          6.4%          5.6%
                             --------      --------      --------      --------
     Net income                 11.8%         10.9%         10.3%          9.4%
                             ========      ========      ========      ========
                                           Totals may not agree due to rounding.


Quarter Ended September 27, 1998 Compared to Quarter Ended September 28, 1997

  Net Sales. Net sales in the thirteen weeks ended September 27, 1998 (hereinafter referred to as the "third quarter of 1998") increased 11.1%, or $49.7 million, to $495.7 million, compared to $446.0 million in the thirteen weeks ended September 28, 1997 (hereinafter referred to as the "third quarter of 1997"). The increase was due primarily to an increase in the number of units shipped, as well as the impact of a higher average price per unit resulting from the mix of products shipped. The breakdown of net sales by category for both periods is as follows:

JONES APPAREL GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


                           Third         Third
                         Quarter       Quarter       Increase/      Percent
(In millions)            of 1998       of 1997      (Decrease)       Change
                         -------       -------       --------       -------
Career sportswear         $197.3        $196.1           $1.2          0.6%
Casual sportswear          108.5         108.1            0.4          0.4%
Lifestyle collection       153.8         100.8           53.0         52.6%
Men's collection             6.9           0.0            6.9           N/A
Suits, dress, and other     29.2          41.0          (11.8)       (28.8%)
                         -------       -------       --------       -------
 Net sales                $495.7        $446.0          $49.7         11.1%
                         =======       =======       ========       =======

  The increase in Lifestyle collection was primarily due to a large increase in shipments under the Lauren by Ralph Lauren label. The Jones New York Men's collection was introduced with initial shipments beginning during the third quarter of 1998. The decrease in suits, dress, and other was mainly the result of a repositioning of the Saville Suit label.

  Licensing Income. Licensing income increased $0.1 million to $4.6 million in the third quarter of 1998 compared to $4.5 million in the third quarter of 1997. Income from licenses under the Jones New York label increased $0.5 million, while income from licenses under the Evan-Picone label decreased $0.4 million.

  Gross Profit. The gross profit margin was 35.1% in the third quarter of 1998 compared to 32.7% in the third quarter of 1997. The gross profit improvement was attributable to the significant increase in sales of the Lifestyle collection, which carries higher margins than the corporate average and lower overseas production costs due to the favorable impact of currency devaluations in Asia.

  SG&A Expenses. Selling, general and administrative expenses ("SG&A" expenses) of $78.3 million in the third quarter of 1998 represented an increase of $10.5 million over the third quarter of 1997. As a percentage of total revenues, SG&A expenses increased to 15.7% in the third quarter of 1998 from 15.1% for the comparable period in 1997. While royalties and operating expenses added significant expenses during the quarter, the effect was offset by the proportionately larger increase in sales and gross profit. Retail store operating expenses increased $2.6 million, reflecting the added cost of 18 more stores in operation at the end of the third quarter of 1998 compared to the end of the third quarter of 1997.

  Operating Income. The resulting third quarter of 1998 operating income of $97.3 million increased 22.5%, or $17.9 million, compared to $79.4 million during the third quarter of 1997. The operating margin increased to 19.4% for the third quarter of 1998 from the 17.6% achieved during the third quarter of 1997.

  Net Interest Expense. Net interest expense was $1.2 million in the third quarter of 1998 compared to $1.1 million in the comparable period of 1997.

  Provision for Income Taxes. The effective income tax rate was 38.5% for the third quarter of 1998 compared to 37.5% for the third quarter of 1997. The increase was primarily due to higher state income tax provisions for the third quarter of 1998.

JONES APPAREL GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


  Net Income. Net income increased 20.8% to $59.1 million in the third quarter of 1998, an increase of $10.2 million over the net income of $48.9 million earned in the third quarter of 1997. Net income as a percentage of total revenues was 11.8% in the third quarter of 1998 and 10.9% in the third quarter of 1997.

Nine months Ended September 27, 1998 Compared to Nine months Ended September 28, 1997

  Net Sales. Net sales in the thirty-nine weeks ended September 27, 1998 (hereinafter referred to as the "first nine months of 1998") increased 15.0%, or $0.2 billion, to $1.2 billion, compared to $1.0 billion in the thirty-nine weeks ended September 28, 1997 (hereinafter referred to as the "first nine months of 1997"). The increase was due primarily to an increase in the number of units shipped, as well as the impact of a higher average price per unit resulting from the mix of products shipped. The breakdown of net sales by category for both periods is as follows:

                              First         First
                        Nine Months   Nine Months    Increase/     Percent
(In millions)               of 1998       of 1997   (Decrease)      Change
                         ----------    ----------   ---------      -------
Career sportswear            $505.3        $474.4       $30.9         6.5%
Casual sportswear             261.9         247.1        14.8         6.0%
Lifestyle collection          314.9         192.8       122.1        63.3%
Men's collection                6.9           0.0         6.9          N/A
Suits, dress, and other        92.2         112.7       (20.5)      (18.2%)
                         ----------    ----------   ---------      -------
 Net sales                 $1,181.2      $1,027.0      $154.2        15.0%
                         ==========    ==========   =========      =======


  The increase in Lifestyle collection was primarily due to a large increase in shipments under the Lauren by Ralph Lauren label. The Jones New York Men's collection was introduced with initial shipments beginning during the third quarter of 1998. The decrease in suits, dress, and other was the result of the termination of the Christian Dior suit license and a repositioning of the Saville Suit label.

  Licensing Income. Licensing income increased $0.1 million to $11.4 million in the first nine months of 1998 compared to $11.3 million in the first nine months of 1997. Income from licenses under the Jones New York label increased $0.8 million while income from licenses under the Evan-Picone label decreased $0.7 million.

  Gross Profit. The gross profit margin was 34.7% in the first nine months of 1998 compared to 32.9% in the first nine months of 1997. The gross profit improvement was attributable to the significant increase in sales of the Lifestyle collection, which carries higher margins than the corporate average and lower overseas production costs due to the favorable impact of currency devaluations in Asia.

  SG&A Expenses. Selling, general and administrative expenses of $211.9 million in the first nine months of 1998 represented an increase of $28.4 million over the first nine months of 1997. As a percentage of total revenues, SG&A expenses increased to 17.8% in the first nine months of 1998 from 17.7% for the comparable period in 1997. While advertising, royalties and operating expenses added significant expenses during the quarter, the effect was offset by the proportionately larger increase in sales and gross profit. Retail store operating expenses increased $7.3 million, reflecting the added cost of 18 more stores in operation at the end of the first nine months of 1998 compared to the end of the first nine months of 1997.

JONES APPAREL GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

  Operating Income. The resulting first nine months of 1998 operating income of $202.3 million increased 28.1%, or $44.3 million, compared to $158.0 million during the first nine months of 1997. The operating margin increased to 17.0% for the first nine months of 1998 from the 15.2% achieved during the first nine months of 1997.

  Net Interest Expense. Net interest expense was $2.7 million in the first nine months of 1998 compared to $1.7 million in the comparable period of 1997. The change primarily reflects an increase in capital lease obligations and long-term debt associated with the construction of warehouse facilities.

  Provision for Income Taxes. The effective income tax rate was 38.5% for the first nine months of 1998 compared to 37.4% for the first nine months of 1997. The increase was primarily due to higher state income tax provisions for the first nine months of 1998.

  Net Income. Net income increased 25.6% to $122.7 million in the first nine months of 1998, an increase of $24.9 million over the net income of $97.8 million earned in the first nine months of 1997. Net income as a percentage of total revenues was 10.3% in the first nine months of 1998 and 9.4% in the first nine months of 1997.

Liquidity and Capital Resources

  The Company's principal capital requirements have been to fund working capital needs, capital expenditures and to repurchase the Company's Common Stock on the open market. The Company has historically relied primarily on internally generated funds, trade credit and bank borrowings to finance its operations and expansion.

  Net cash provided by operations was $25.3 million in the first nine months of 1998, compared to net cash used in operations of $22.1 million in the first nine months of 1997. The change primarily reflects the effect of higher net income for the first nine months of 1998 and a $27.6 million decrease in inventories compared to a $62.6 increase in inventories in 1997. These amounts were offset by a larger increase in accounts receivables of $165.4 million in 1998 compared to $100.5 million in 1997.

  Net cash used in investing activities was $1.3 million lower in the first nine months of 1998 than in the first nine months of 1997, as additional capital improvements and replacements were offset by a decrease in restricted cash. Expenditures for capital improvements, replacements and property under capital leases for the full year 1998 are expected to approximate $55.0 million, of which $17 million represents the cost of completing an additional warehouse facility.

  Net cash used in financing activities was $24.0 million in the first nine months of 1998 compared to net cash provided by financing activities of $32.0 million in the first nine months of 1997. The principal reasons for the change were a smaller increase in the amounts of short-term borrowings to fund working capital requirements, the net decrease in proceeds from capital lease and long-term debt and transactions involving the Company's Common Stock. The Company repurchased $72.1 million and $30.6 million of its Common Stock on the open market for the nine months ended September 27, 1998 and September 28, 1997, respectively, under announced programs to acquire up to $200.0 million

JONES APPAREL GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


of such shares. On September 16, 1998, the Board of Directors authorized an additional $100.0 million stock repurchase plan. The Company had repurchased $196.2 million of its shares as of September 27, 1998, since first announcing a stock repurchase program in December 1995. The Company may authorize additional share repurchases in the future depending on, among other things, market conditions and the Company's financial condition. Proceeds from the issuance of common stock to employees exercising stock options amounted to $9.1 million in the first nine months of 1998 compared to $10.3 million in the first nine months of 1997.

  Under the Company's credit agreements in place at the end of the third quarter of 1998, $124.8 million was utilized for letters of credit and $37.9 million of short-term borrowings were outstanding on September 27, 1998. In connection with the acquisition of Sun Apparel, Inc. ("Sun") on October 2, 1998, the Company replaced its existing credit agreements with $265.0 million of 6.25% three-year Senior Notes and entered into an agreement with First Union National Bank, as administrative agent, and other lending institutions to borrow an aggregate principal amount of up to $550.0 million under Senior Credit Facilities. These facilities consist of (i) a $150.0 million Three-Year Revolving Credit Facility, (ii) a $300.0 million 364-Day Revolving Credit Facility, the entire amount of which will be available for trade letters of credit or cash borrowings, and (iii) a $100.0 million Term Loan Facility.

  Upon the closing of the Sun acquisition, the Company drew down the Term
Loan Facility in its entirety and the Three-Year Revolving Credit Facility in the amount of $125.0 million to finance a portion of the acquisition, the refinancing of Sun's debt, related transactions and for its short-term working capital needs. Upon the closing of the acquisition, approximately $141.8 million was outstanding under the 364-Day Revolving Credit Facility, which was comprised of both Sun's and the Company's letters of credit outstanding on that date. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require the Company to satisfy an earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents coverage ratio and a net worth maintenance covenant as well as other restrictions, including (subject to exceptions) limiting the Company's ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers, and pay dividends.

  The Company believes that funds generated by operations, the Senior Notes and the new Senior Credit Facilities will provide the financial resources sufficient to meet its foreseeable working capital, letter of credit, capital expenditure and stock repurchase requirements and its ongoing obligations to the former Sun shareholders.

JONES APPAREL GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


Year 2000

  The Company uses various types of technology in the operations of its business. Some of this technology incorporates date identification functions; however, many of these date identification functions were developed to use only two digits to identify a year. These date identification functions, if not corrected, could cause their related technologies to fail or create erroneous results on or before January 1, 2000.

  The Company is continuing to assess, with both internal and external resources, the impact of Year 2000 issues on its information and non-information technology systems. As part of this process, the Company retained the services of an independent consultant that specializes in Year 2000 evaluation and remediation work. In addition, the Company has developed a plan with respect to the Year 2000 readiness of its internal technology systems. This plan involves
(i) creating awareness inside the Company of Year 2000 issues, (ii) analyzing the Company's Year 2000 state of readiness, (iii) testing, correcting and updating systems and computer software as needed, and (iv) incorporating the corrected or updated systems and software into the Company's business. The Company is currently finalizing the assessment phase of this plan, and has moved into the testing and correcting phase with respect to those technology systems that have been identified as having Year 2000 issues. The Company anticipates substantially completing the implementation of this plan by early 1999; however, it may revise the estimated date of completion of this plan based upon any unforeseen delays or costs in implementing such plan.

  In a continuing effort to become more productive and competitive, the Company replaces portions of its software and hardware when warranted by significant business and/or technology changes. While these replacements are not specifically intended to resolve the Year 2000 issue, the new software and hardware is designed to function properly with respect to dates related to the Year 2000 and beyond. The Company also has initiated discussions with its significant suppliers, customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues when their systems interface with the Company's systems or may otherwise impact operations. The Company anticipates substantially completing the implementation of this plan by early 1999; however, there can be no assurances that such plan will be completed by the estimated date or that the systems and products of other companies on which the Company relies will not have an adverse effect on its business, operations or financial condition.

  As of September 27, 1998, the Company had incurred approximately $150,000 in costs related to the Year 2000 issue. The Company believes that additional costs related to the Year 2000 issue will not be material to its business, operations or financial condition. However, estimates of Year 2000 related costs are based on numerous assumptions and there is no certainty that estimates will be achieved and actual costs could be materially greater than anticipated. The Company anticipates that it will fund its additional Year 2000 costs from current working capital.

JONES APPAREL GROUP, INC.
OTHER INFORMATION

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


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 10.53 License Agreement dated as of August 1, 1995 by and between PRL USA, Inc., as assignee of Polo Ralph Lauren Corporation, successor to Polo Ralph Lauren, L.P., and Sun Apparel, Inc., as amended to date

Exhibit 10.54 Design Services Agreement dated as of August 1, 1995 by and between Polo Ralph Lauren Corporation, successor to Polo Ralph Lauren, L.P., and Sun Apparel, Inc., as amended to date

Exhibit 11       Computation of earnings per share

Exhibit 27       Financial data schedule dated September 27, 1998


(b) Reports on Form 8-K

  During the quarter ended September 27, 1998, a Current Report on Form 8-K, dated September 24, 1998, was filed with the Commission by the Company announcing the acquisition of Sun Apparel, Inc.

JONES APPAREL GROUP, INC.
OTHER INFORMATION (CONTINUED)


SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    JONES APPAREL GROUP, INC.
                                                                 (Registrant)

Date: November 10, 1998                      By             /s/ Sidney Kimmel
                                                 ----------------------------
                                                                SIDNEY KIMMEL
                                                      Chief Executive Officer


                                             By            /s/ Wesley R. Card
                                                 ----------------------------
                                                               WESLEY R. CARD
                                                      Chief Financial Officer