Form 10-K
period 1998-12-31
JONES APPAREL GROUP INC
filed 1999-03-25
CIK 874016

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ______________________

                                FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1998

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 1999 was approximately $2,087,400,914.

  As of March 22, 1999, there were 103,642,379 shares of the registrant's common stock outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE

  The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:

                    Document                          Part
          ------------------------------------        ----

          Those portions of the registrant's           III
          proxy statement for the registrant's
          1999 Annual Meeting (the "Proxy
          Statement") that are specifically
          identified herein as incorporated by
          reference into this Form 10-K.



-----------------------------------------

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

  This Report includes, and incorporates by reference, "forward-looking statements" within the meaning of the securities laws. All statements regarding the Company's expected financial position, business and financing plans are forward-looking statements. Forward-looking statements also include representations of the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of national and regional economic conditions, the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, customer acceptance of both new designs and newly-introduced product lines, financial difficulties encountered by customers, and the integration of Sun Apparel, Inc. or other acquired businesses into the Company's existing operations. All statements other than statements of historical facts included in this Annual Report, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition," are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Report in conjunction with the forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

PART I

ITEM 1.  BUSINESS

  Jones Apparel Group, Inc. (the "Company") is a leading designer and marketer of better priced women's sportswear, suits, dresses and jeanswear. The Company has pursued a multi-brand strategy by marketing its products under several nationally known brands, including Jones New York, Evan-Picone and Rena Rowan, and the licensed brands Lauren by Ralph Lauren and Ralph by Ralph Lauren. Each label is differentiated by its own distinctive styling and pricing strategy. The Company primarily contracts for the manufacture of its products through a worldwide network of quality manufacturers. The Company has capitalized on its nationally known brand names by entering into 32 licenses for the Jones New York brand name and 14 licenses for the Evan-Picone brand name with select manufacturers of women's and men's apparel and accessories.

  On October 2, 1998, the Company acquired Sun Apparel, Inc. ("Sun"). Sun is a designer, manufacturer and distributor of jeanswear, sportswear and related apparel for men, women and children under various licensed, private label and Sun-owned brands, the most prominent of which is the licensed brand Polo Jeans Company. Through its brand marketing and development expertise, diversified product offerings, manufacturing capabilities and comprehensive distribution network, Sun reaches a broad range of consumers.

  On March 2, 1999, the Company announced that it had entered into a definitive agreement to acquire 100% of the common stock of Nine West
Group Inc. ("Nine West") in a merger transaction. Nine West is a leading designer, developer and marketer of quality, fashionable footwear and accessories. Nine West markets its products under internationally recognized brands, including Nine West, Easy Spirit, Enzo Angiolini, Amalfi, Bandolino and cK/Calvin Klein (under license). In addition, Nine West markets shoes under the Company's Evan-Picone label under license.


Products

  The Company's brands cover a broad array of categories for both the women's and men's markets. Within those brands, various product classifications include career and casual sportswear, jeanswear, dresses, suits, and a combination of all components termed lifestyle collection.
Career and casual sportswear are marketed as groups of skirts, pants, jackets, blouses, sweaters and related accessories which, while sold as separates, are coordinated as to styles, color schemes and fabrics, and are designed to be worn together. For its sportswear and dress collections, the Company will develop several groups in a selling season. New sportswear and dress collections are introduced in four or five of the principal selling seasons - Spring, Summer, Fall I, Fall II and Holiday, while suit collections have traditionally been developed for the Fall and Spring seasons. The introduction of different groups in each season is spaced to ensure that retail customers frequently are introduced to new merchandise.

  The Company's major product categories are summarized in the following table:

                                                               Private Label,
              Career           Casual          Lifestyle       Suits, Dresses
              Sportswear       Sportswear      Collection      and Other
              --------------   -------------   --------------  ----------------

Industry      Better           Better          Better          Better, Moderate,
Categories    Moderate                                         Mass Market

Brand Labels  Jones New York,  Jones New York  Lauren by       Jones New York,
              Jones Wear,      Sport,          Ralph Lauren,   Evan-Picone,
              Rena Rowan,      Jones Wear,     Jones New       Saville,
              Evan-Picone      Jones Jeans,    York Country,   Todd Oldham
                               Jones & Co,     Ralph by
                               Jones Studio,   Ralph Lauren,
                               Polo Jeans      Lauren Jeans
                               Company         Company

Product       Skirts,          Skirts,         Skirts,         Suits,
Offerings     blouses,         blouses,        blouses,        dresses,
              pants,           pants,          pants,          pants,
              jackets,         jackets,        jackets,        jeanswear
              sweaters         sweaters,       sweaters,
                               casual tops,    suits,
                               jeanswear       coats,
                                               jeanswear


  The Company's success is enhanced by its ability to maintain a name brand or designer image while its products are generally sold at the following retail price points:

            Skirts      Blouses        Casual Tops   Suits &
Jackets     and Pants   and Sweaters   and Bottoms   Coats       Dresses     Jeanswear
---------   ---------   ------------   -----------   ---------   ---------   ---------
$150-$260   $70-$140    $55-$200       $22-$90       $220-$450   $125-$240   $13-$80


  The following chart sets forth a breakdown of the Company's apparel sales by dollar amount (in thousands and as a percentage of the Company's total sales) during the past three years. The results of operations of Sun are included in the Company's operating results from the date of acquisition.

                                 1998              1997              1996
                             ------------      ------------      ------------
Career Sportswear            $646,000 39%      $613,000 45%      $529,000 52%
Casual Sportswear            $454,000 27%      $323,000 24%      $292,000 29%
Lifestyle Collection         $413,000 25%      $293,000 21%       $59,000  6%
Suits, Dresses and Other     $156,000 9%       $143,000 10%      $141,000 13%


  Career Sportswear. The Company's flagship brand, Jones New York, offers consumers a broad array of better sportswear primarily targeting the needs of the career woman. Jones New York products are sold in misses, petites and women's sizes and are marketed under the Jones New York, Jones New York Petite and Jones New York Woman labels.

  Career sportswear under the Rena Rowan label is positioned at the opening price point in the better apparel sportswear market and includes misses, petites and women's sizes.

  The Company's Evan-Picone line of career sportswear has been positioned at a price point between the Jones New York and Rena Rowan brands. Starting with the Fall 1999 selling season, this brand will be repositioned to the moderate market and will include misses sizes.

  A career sportswear line under the Joneswear label is sold to retail accounts for the moderate market that do not carry the Jones New York or Rena Rowan Career Sportswear Lines.

  Casual Sportswear. Jones New York Sport offers a collection of casual sportswear designed for weekend and informal workday dressing. Jones
New York Sport is offered in misses, petite and women's sizes.  Jones &
Co, a business casual collection, offers options for the informal workplace and business "dress down" days.

  Jones Jeans, a denim and cotton-based collection, is available in misses,
petites and women's sizes.   Joneswear Sport is a casual sportswear line sold
to selected retail accounts that do not carry other Jones New York casual offerings. A collection of men's casual sportswear was introduced in August 1998 under the Jones New York label.

  Polo Jeans Company, a division of Sun which the Company acquired in October 1998, provides a denim-based sportswear collection which targets the younger market. The Polo Jeans brand is licensed, with the initial term expiring on December 31, 2000 and may be renewed in five-year increments for up to 30 additional years if certain minimum sales levels are met (see "Licensed Brands" below).

  Lifestyle Collection. Jones New York Country is a collection of classic country-styled casualwear which is distributed through the Company's own retail outlets and certain specialty store chains.

  Lauren by Ralph Lauren offers a collection of both casual and career sportswear, suits, dresses and coats to the better market. The collection is currently available in misses and petites sizes. Women's sizes will be added for the Fall 1999 selling season. Lauren Jeans Company is a denim-based product which the Company will offer in the Fall 1999 selling season to complement the existing Lauren by Ralph Lauren lifestyle collection. The Lauren by Ralph Lauren license expires on December 31, 2001, and is subject to renewal for an additional three-year period, provided that certain minimum sales levels are achieved (see "Licensed Brands" below).

  The Company has an exclusive license to design and manufacture women's apparel under the Ralph by Ralph Lauren brand name. The Ralph by Ralph Lauren Lifestyle collection will be offered in July 1999 for the younger consumer in the 16-25 year old age range. This license expires on December 31, 2003 and is subject to renewal for an additional three year period, if certain minimum sales levels are met (see "Licensed Brands" below).

  Private Label, Suits, Dresses & Other. The Company's Sun Division designs and manufactures jeanswear and casual bottoms under private label brands, contract manufacturing programs, licensed brands and Company-owned brands. The Company recently acquired the worldwide rights to the Todd Oldham trademark for a broad range of products, including apparel, footwear, cosmetics and accessories. A denim-based junior sportswear line will be introduced for the Fall 1999 selling season.

  The Company produces suits under the brand names Jones New York and Saville. Jones New York is a better priced brand. Saville targets the opening price points for the better category and is distributed exclusively to one of the Company's major accounts.

  The Company offers collections of day and evening dresses in the better category under the Jones New York and Evan-Picone brand names. Evan-Picone Dress will remain in the better market through the Summer 1999 selling season and then will be repositioned to the moderate market starting in 2000.

Licensed Brands

  The Company licenses three major brands from Polo Ralph Lauren: Lauren by Ralph Lauren, Ralph by Ralph Lauren and Polo Jeans Company.

  In October 1995, the Company acquired an exclusive license to manufacture and market women's shirts, blouses, skirts, jackets, suits, sweaters, pants, vests, coats, outerwear and hats under the Lauren by Ralph Lauren trademark in the United States and Canada, pursuant to license and design service agreements with Polo Ralph Lauren, which expire on December 31, 2001. Upon expiration of the initial term, the Company has the right to renew the license for an additional three-year period, provided that it meets certain minimum sales level requirements. The agreements provide for the payment by the Company of a percentage of net sales against guaranteed minimum royalty and design service payments as set forth in the agreements.

  In May 1998, the Company acquired an exclusive license to manufacture and market women's shirts, blouses, skirts, jackets, suits, sweaters, pants, vests, coats, outerwear and hats under the Ralph by Ralph Lauren trademark in the United States and Canada, pursuant to license and design service agreements with Polo Ralph Lauren, which expire on December 31, 2003. Upon expiration of the initial term, the Company has the right to renew the license for an additional three-year period, provided that it meets certain minimum sales level requirements. The agreements provide for the payment by the Company of a percentage of net sales against guaranteed minimum royalty and design service payments as set forth in the agreements.

  As part of the acquisition of Sun, the Company obtained the right to sell
Polo Jeans products under exclusive long-term license and design agreements that Sun entered into with Polo Ralph Lauren in 1995 (collectively, the "Polo Jeans License"). Under the Polo Jeans License, Polo Ralph Lauren has granted the Company an exclusive license for the design, manufacture and sale of men's and women's jeanswear, sportswear, and related apparel under the Polo Jeans trademarks in the United States and its territories. The initial term of the license agreement expires on December 31, 2000 and may be renewed by the Company in five year increments for up to 30 additional years if certain minimum sales requirements are met. Subject to the Polo Ralph Lauren purchase option described below, renewal of the Polo Jeans License by the Company after 2010 requires a one-time payment of $25.0 million or, at the Company's option, a transfer of a 20% interest in its Polo Jeans business to Polo Ralph Lauren, with no fees required for subsequent renewals.

  Polo Ralph Lauren has an option exercisable on or before June 1, 2010, to purchase the Company's Polo Jeans business at the end of 2010 for 80% of the then fair value of the business as a going concern, assuming continuation of the Polo Jeans License through 2030, payable in cash.

Design

  Each product line of the Company has its own design team which is responsible for the creation, development and coordination of the product group offerings within each line. The Company believes its design staff is recognized for its distinctive styling of garments and its ability to update fashion classics with contemporary trends. The Company's designers travel throughout the world for fabrics and colors, and attempt to stay continuously abreast of the latest fashion trends. In addition, the Company actively monitors the retail sales of its products to determine changes in consumer trends.

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

  In accordance with standard industry practices for licensed products, Polo Ralph Lauren has the right to approve the Company's designs for the Lauren by Ralph Lauren, Ralph by Ralph Lauren and Polo Jeans Company product lines.

Manufacturing

  Apparel sold by the Company is produced in accordance with its design, specification and production schedules. The Company contracts for the cutting and sewing of the majority of its garments with approximately 130 contractors located in the United States, approximately 50 in Mexico and approximately 330 in overseas locations. The Company also operates several manufacturing facilities of its own. Approximately 25% of the Company's products were manufactured in the United States and Mexico and 75% in other parts of the world (primarily Asia) during 1998.

  The Company believes that outsourcing a majority of its products allows it to maximize production flexibility, while avoiding significant capital expenditures, work-in-process inventory build-ups and costs of managing a larger production work force. The Company's fashion designers, production staff and quality control personnel closely examine garments manufactured by contractors to ensure that they meet the Company's high standards. See "Quality Control" below.

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

Quality Control

  The Company's comprehensive quality control program is designed to ensure that purchased raw materials and finished goods meet the Company's exacting standards. Substantially all of the fabric purchases for garments manufactured domestically and in Mexico are inspected upon receipt in either the Company's warehouse facilities (where they are stored prior to shipment for cutting) or at the contractor's warehouse. Fabrics for garments manufactured offshore are inspected by the Company's contractors upon receipt in their warehouses. The Company's quality control program includes inspection of prototypes of each garment prior to cutting by the contractors to ensure compliance with the Company's specifications.

  Domestic contractors are supervised by the Company's quality control staff based primarily in Pennsylvania, while foreign manufacturers' operations are monitored by both Company personnel and buying agents located in other countries. All finished goods are shipped to the Company's warehouses for final inspection and distribution.

Supplies

  For its sportswear business, the Company generally supplies the raw material to its domestic manufacturers and occasionally to foreign manufacturers. Otherwise, the raw materials are purchased directly by the manufacturer in accordance with the Company's specifications. Raw materials, which are in most instances made and/or colored especially for the Company, consist principally of piece goods and yarn and are purchased by the Company from a number of domestic and foreign textile mills and converters. The Company's foreign finished goods purchases are generally purchased on a letter of credit basis, while its domestic purchases are generally purchased on an open order basis.

  The Company's primary raw material in its jeanswear business is denim, of which approximately 95% is purchased from leading domestic mills. Denim purchase commitments and prices are negotiated on a quarterly or semi-annual basis. The Company performs its own extensive testing of denim, cotton twill and other fabrics to ensure consistency and durability.

  The Company does not have long-term formal arrangements with any of its suppliers. The Company has experienced little difficulty in satisfying its raw material requirements and considers its sources of supply adequate.

Marketing

  During 1998, no single customer accounted for more than 10% of sales; however, certain of the Company's customers are under common ownership. When considered together as a group under common ownership, sales to seven department store customers currently owned by Federated Department Stores, Inc. ("Federated") accounted for approximately 16% of 1998 sales and sales to eight department store customers currently owned by The May Department Stores Company ("May") also accounted for approximately 16% of 1998 sales; the Company's ten largest customer groups accounted for approximately 62% of sales in 1998. While the Company believes that purchasing decisions are generally made independently by each department store customer (including the stores in the Federated and May groups), in some cases the trend is toward more centralized purchasing decisions. The Company attempts to minimize its credit risk from its concentration of customers by closely monitoring accounts receivable balances and shipping levels and the ongoing financial performance and credit status of its customers.

  The Company distributes its sportswear products through approximately 840 customers, including department stores, specialty retailer accounts and direct mail catalog companies throughout the United States and Canada, representing approximately 6,200 locations. In addition, the Polo Jeans men's and women's lines are sold in approximately 1,700 and 1,300 department store doors, respectively, and 1,600 specialty store doors. The Company also markets its Polo Jeans line through Polo Ralph Lauren retail stores.

  The Company has a direct sales force of 354 sales people (excluding employees in the Company's factory outlet stores), which includes individuals located in the Company's New York and Toronto showrooms as well as in regional sales offices and showrooms that the Company leases in Atlanta, Dallas and Los Angeles. The Company also has a small number of independent sales representatives. In addition, senior management is actively involved in selling to major accounts.

  Sportswear products are marketed to department stores and specialty retailing customers during "market weeks," which are generally four to six months in advance of the five corresponding industry selling seasons. While the Company typically will allocate a six-week period to market a sportswear line, most major orders are written within the first three weeks of any market period. Since piece goods for a line usually are not cut until the first few weeks of a marketing period, the Company is able to tailor production schedules and styles to current market demands and minimize excess inventory.

  As one of the primary apparel resources for many of its customers, the Company is able to influence the mix, quantity and timing of orders placed by its retail accounts, enabling the Company to market complete lines of sportswear and minimize excess inventory. The Company's close relationships with its retail accounts allow it to efficiently monitor production schedules and inventories.

  The Company believes retail demand for its products is enhanced by the Company's ability to provide its retail accounts and consumers with knowledgeable sales support. In this regard, the Company has an established program to place retail sales specialists in many major department stores. These individuals have been trained by the Company to support the sale of its products by educating other store personnel and consumers about the Company's products and by coordinating the Company's marketing activities with those of the stores. In addition, the retail sales specialists provide the Company with firsthand information concerning consumer reactions to the Company's products. In addition, the Company has a program of designated sales personnel in which a store agrees to designate certain sales personnel who will devote a substantial portion of their time to selling the Company's products in return for certain benefits.

  The Company employs a cooperative advertising program for its branded products, whereby it shares the cost of its retail accounts' advertising and promotional expenses, up to a preset maximum percentage of the retail accounts' purchases. An important part of the marketing program includes prominent displays of the Company's products in retail accounts' sales catalogs.

  Both the Company and Sun have had national advertising campaigns for the Lauren by Ralph Lauren and Polo Jeans Company products since their inception. Beginning with the Fall 1998 season, the Company launched a national advertising campaign for its Jones New York label, primarily in the print media, encompassing both Company products and products of its licensees. Given the strong recognition and brand loyalty already afforded its brands, the Company believes these campaigns will serve to further enhance and broaden its customer base. The Company also plans a creative campaign for its new Ralph by Ralph Lauren label to be launched in Fall 1999.

Factory Outlet Stores

  At December 31, 1998, the Company operated a total of 215 factory outlet stores and six full price stores. Manufacturer's outlet malls are generally located either in high traffic tourist areas or on major highways to vacation destinations and major cities. The factory outlet stores operated by the Company are located in 111 outlet malls throughout the United States. These locations are generally situated in select geographic markets which are not in direct competition with the Company's primary customers. The Company's outlet stores focus on breadth of product line and customer service as well as value pricing. In addition to its brand name merchandise, these stores also sell merchandise produced by licensees of the Company. The Company opened 47 and closed 45 stores in 1998 and opened 45 and closed 26 stores in 1997. The Company plans to operate approximately 200 stores during 1999.

Licensing of Company Brands

  As of December 31, 1998, the Company had 32 license agreements under which independent licensees sell products under the Company's Jones New York (and related) trademarks in accordance with designs furnished or approved by the Company in various territories in the United States and Canada. Current licenses include men's tailored clothing and overcoats, women's intimate apparel, women's rainwear, outerwear, leather outerwear and woolen coats, footwear and handbags, belts, scarves, women's swimwear, umbrellas, eyewear, fragrances, costume jewelry, hair accessories, and cosmetic travel accessories. Each of the licenses provides for the payment to the Company of a percentage of the licensee's net sales of the licensed products against guaranteed minimum royalty payments which generally increase over the term of the agreement. During 1998, the Company received $10,797,000 of Jones New York (and related names) licensing income.

  As of December 31, 1998, the Company had 14 license agreements under which independent licensees sell products under the Company's Evan-Picone trademarks in accordance with designs furnished or approved by the Company in various territories in the United States and Canada. These licenses include women's woolen coats, footwear, men's tailored clothing, men's neckwear, and men's and women's hosiery. Each of the licenses provides for the payment to the Company of a percentage of the licensee's net sales of the licensed products against guaranteed minimum royalty payments which generally increase over the term of the agreement. During 1998, the Company received $5,368,000 of Evan-Picone licensing income.

Trademarks

  The Company utilizes a variety of trademarks which it owns, including Jones New York, Jones New York Sport, Jones & Co, Jones*Wear, Jones Wear, JNY, Jones New York Country, Jones Jeans, Saville, Rena Rowan, Ellen Kaye, Evan-Picone, Picone Sport, Elements by Evan-Picone, Picone Studio, Evan-Picone Sport, Todd Oldham, Code Bleu, Executive Suite and Strictly Business. The Company has registered or applied for registration for these and other trademarks for use on a variety of items of apparel and apparel-related products in the United States and Canada. In addition, the Company has registered certain of its trademarks in certain other countries. The Company's material registered trademarks, Jones New York, Jones New York Sport, Rena Rowan and Evan-Picone, have their Federal trademark registrations expire in 2006, 2004, 2002, and 2003, respectively, with its other registered trademarks expiring at various dates through 2014, all of which are subject to renewal. The Company carefully monitors trademark expiration dates to ensure uninterrupted registration of its trademarks. The Company also licenses the Lauren by Ralph Lauren, Ralph by Ralph Lauren and Polo Jeans Company labels (see "Licensed Brands" above).
The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement.

Imports and Import Restrictions

  The Company's transactions with its foreign manufacturers and suppliers are subject to the risks of doing business abroad.

  The Company's import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries, including Hong Kong, Taiwan and Korea. These agreements impose quotas on the amount and type of goods which can be imported into the United States from these countries. Such agreements also allow the United States to impose, at any time, restraints on the importation of categories of merchandise that, under the terms of the agreements, are not subject to specified limits.

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

  In addition to the factors outlined above, the Company's future import operations may be adversely affected by political instability resulting in the disruption of trade from exporting countries, any significant fluctuation in the value of the dollar against foreign currencies and restrictions on the transfer of funds. However, the recent instability of Asian financial markets has not had a material impact on the Company's financial results.

Backlog

  On December 31, 1998, the Company had unfilled customer orders of approximately $704 million, compared to approximately $557 million of such orders at December 31, 1997. These amounts include both confirmed and unconfirmed orders which the Company believes, based on industry practice and past experience, will be confirmed. The amount of unfilled orders at a particular time is affected by a number of factors, including the timing of the receipt and processing of customer orders and scheduling of the manufacture and shipping of the product, which in some instances is dependent on the desires of the customer. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Competition

  There is intense competition in the sectors of the apparel industry in which the Company participates. The Company competes with many other manufacturers, some of which are larger and have greater resources than the Company.

  The Company competes primarily on the basis of fashion, price and quality. The Company believes its competitive advantages include its ability to anticipate and respond to changing consumer demands, its brand names and range of products and its ability to operate within the industry's production and delivery constraints. Furthermore, the Company's established brand names and relationships with retailers have resulted in a loyal following of customers.

  The Company considers the risk of formidable new competitors to be minimal due to barriers to entry, such as significant startup costs and the long-term nature of supplier and customer relations. It has been the Company's belief that during the past few years, major department stores and specialty retailers have been increasingly unwilling to source garments from suppliers who are not well capitalized or do not have established reputations for delivering quality merchandise in a timely manner. However, there can be no assurance that significant new competitors will not develop in the future.

Employees

  At December 31, 1998, the Company had approximately 8,685 full-time employees. This total includes approximately 6,995 in quality control, production, design and distribution positions, approximately 845 in administrative, sales, clerical and office positions and approximately
845 in the Company factory outlet and
full-price retail stores. The Company also employs approximately 800 part-time employees, of which approximately 755 work in the Company factory outlet and full-price retail stores.

  Approximately 340 of the Company's employees, all of whom are located in Bristol, Pennsylvania, are members of the Teamsters Union, which has a four year labor agreement with the Company expiring in March 2002. Approximately 130 employees, all of whom work in the Company's cutting facility in El Paso, Texas, are covered by a collective bargaining agreement with Local 360, Union of Needletrades, Industrial and Textile Employees, AFL-CIO, which expires December 31, 1999. The Company considers its relations with its employees to be satisfactory.


ITEM 2.  PROPERTIES

  The general location, use and approximate size of the Company's principal properties are set forth below:


                                                                                  Approximate Area
Location                    Owned/leased  Use                                       in Square Feet
-------------------------   ------------  -----------------------------------     ------------------
Bristol, Pennsylvania          leased     Headquarters and distribution                  419,200
                                          warehouse
Bristol, Pennsylvania          leased     Materials and distribution warehouses          310,400
Bristol, Pennsylvania          leased     Administrative and computer services           106,400
New York, New York             leased     Administrative, executive and sales offices    265,200
Vaughan, Canada                leased     Canadian headquarters and                      125,000
                                          distribution warehouse
Lawrenceburg, Tennessee        leased     Distribution warehouses                      1,195,000
South Hill, Virginia           owned      Distribution warehouses                        533,500
Rural Hall, North Carolina     leased     Materials and distribution warehouse           240,800
El Paso, Texas                 owned      Administrative and preproduction facilities     50,000
El Paso, Texas                 owned      Finishing, cutting, and distribution
                                          warehouse facilities                           385,000
El Paso, Texas                 leased     Distribution warehouses                        195,000
Ciudad Juarez, Mexico          owned      Production                                      66,850
Durango, Mexico                owned      Finishing and assembly facilities              209,600


  As of December 31, 1998, the Company leased space for 215 outlet stores and six full-price retail stores (aggregating approximately 700,000 square feet) at locations across the United States under long-term leases (typically five years). The average store size is approximately 3,166 square feet, ranging from a minimum of 995 square feet to a maximum of 9,000 square feet. The Company also leases regional sales offices and showrooms in Atlanta, Dallas and Los Angeles. The Company believes that its existing facilities are well maintained, in good operating condition and that its existing and planned facilities will be adequate for its operations for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS

  On or about January 13, 1999, 23 unidentified Asian garment workers filed a purported class-action lawsuit against twenty-two garment manufacturers with factories located in Saipan (part of the U.S. Commonwealth of the Northern Mariana Islands). The lawsuit, filed in federal court in Saipan, alleges violations of federal labor statutes and other laws. Also on or about January 13, 1999, a similarly unidentified group of garment workers represented by some of the same law firms which brought the Saipan case filed a similar lawsuit in federal court in Los Angeles against eleven
Saipan garment manufacturers (including ten named in the first suit) and seventeen U.S. clothing retailers and marketers, including the Company, alleging violations of federal racketeering statutes and other laws based on allegedly unfair and illegal treatment of foreign workers. Also on or about January 13, 1999, a third lawsuit was filed in state court in San Francisco by a labor union and three nonprofit groups asserting claims of unlawful and unfair business practices and misleading advertising against all of the retailers and marketers named in the Los Angeles action, including the Company, one additional retailer and other unnamed defendants. The two suits against the Company seek unspecified compensatory and punitive damages as well as injunctive relief. The
Company is reviewing the claims in the suits and has not answered or otherwise responded to the suits. At this early stage, the Company is not in a position to evaluate the likelihood of an unfavorable outcome.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.


PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


                      First          Second         Third          Fourth
                      Quarter        Quarter        Quarter        Quarter
                      ---------      ---------      ---------      ---------
Price range of common stock:

1998
  High                $29-1/4        $34-11/16      $37-3/4        $25-3/16
  Low                 $18-3/4        $26-1/2        $17            $15-7/8

1997
  High                $20-11/16      $24-9/16       $28-19/32      $28-21/32
  Low                 $16-1/16       $18-1/16       $23-5/16       $20-7/32


  The Company's common stock is traded on the New York Stock Exchange under the symbol "JNY". The above figures set forth, for the periods indicated, the high and low sale prices per share of the Company's common stock as reported on the New York Stock Exchange Composite Tape. The last reported sale price per share of the Company's common stock on March 22, 1999 was $24-3/16 and on that date there were 227 holders of record of the Company's common stock. To date, the Company has not paid any cash dividends on shares of its common stock. The Company anticipates that all of its future earnings will be retained for its financial requirements and does not anticipate paying cash dividends on its common stock in the foreseeable future. All stock prices have been adjusted to reflect the 2-for-1 stock split effective June 25, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

  The following financial information is qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this report. The selected consolidated financial information presented below is derived from the Company's audited Consolidated Financial Statements for each of the five years in the period ended December 31, 1998. On October 2, 1998, the Company completed its acquisition of Sun Apparel, Inc. ("Sun"). The results of operations of Sun are included in the Company's operating results from the date of acquisition.

(All amounts in thousands except income per share data)


Year Ended December 31,           1998          1997          1996          1995          1994
                            ----------    ----------      --------      --------      --------

Income Statement Data
    Net sales               $1,669,432    $1,372,458    $1,021,042      $776,365      $633,257
    Licensing income            15,797        15,013        13,036        10,314         8,487
                            ----------    ----------      --------      --------      --------
      Total revenues         1,685,229     1,387,471     1,034,078       786,679       641,744
    Cost of goods sold       1,100,666       940,149       717,250       546,413       438,575
                            ----------    ----------      --------      --------      --------
    Gross profit               584,563       447,322       316,828       240,266       203,169
    Selling, general and
     administrative expense    319,994       250,685       186,572       139,135       115,307
    Amortization
     of goodwill                 2,714             -             -             -             -
                            ----------    ----------      --------      --------      --------
    Operating income           261,855       196,637       130,256       101,131        87,862
    Interest expense            11,845         3,584         3,040         1,908         1,212
    Interest income             (1,801)       (1,556)         (547)         (445)         (695)
                            ----------    ----------      --------      --------      --------
    Income before provision
      for income taxes         251,811       194,609       127,763        99,668        87,345
    Provision for
      income taxes              96,947        72,884        46,889        36,183        32,425
                            ----------    ----------      --------      --------      --------
    Net income                $154,864      $121,725       $80,874       $63,485       $54,920
                            ==========    ==========      ========      ========      ========

Per Share Data <F1>

Net income per share
       Basic                     $1.52         $1.17         $0.77         $0.61         $0.53
       Diluted                   $1.47         $1.13         $0.75         $0.60         $0.52
Dividends paid per share             -             -             -             -             -
Weighted average number
  of common shares
  outstanding
       Basic                   101,614       103,797       104,667       104,260       103,313
       Diluted                 105,128       107,810       107,303       106,047       105,778


December 31,                      1998          1997          1996          1995          1994
                            ----------      --------      --------      --------     ---------
Balance Sheet Data
  Working capital           $  457,955      $330,569      $293,970      $260,853      $204,221
  Total assets               1,188,672       580,767       488,109       400,959       318,286
  Short-term debt,
    including current
    portion of capital
    lease obligations            6,522         4,199         3,067         2,327         1,859
  Long-term debt,
    including capital
    lease obligations          414,653        27,290        12,141        10,151         8,029
  Stockholders' equity         594,349       435,632       376,729       314,975       248,678


<F1> On May 6, 1998 and July 30, 1996, the Company's Board of Directors approved two-for-one stock splits of the Company's common stock in the form of a 100% stock dividend for shareholders of record as of June 25, 1998 and September
12, 1996, respectively. A total of 50,497,911 and 26,744,580 shares of common stock were issued on June 25, 1998 and October 2, 1996, respectively, in connection with the splits. The stated par value of each share remained at $0.01. All share and per share amounts have been restated to retroactively reflect the stock splits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENTS OF INCOME EXPRESSED AS A PERCENTAGE OF TOTAL REVENUES


Year Ended December 31,              1998             1997             1996
                                   ------           ------           ------
Net sales                           99.1%            98.9%            98.7%
Licensing income                     0.9%             1.1%             1.3%
                                   ------           ------           ------
  Total revenues                   100.0%           100.0%           100.0%
Cost of goods sold                  65.3%            67.8%            69.4%
                                   ------           ------           ------
  Gross profit                      34.7%            32.2%            30.6%
Selling, general and
  administrative expenses           19.0%            18.1%            18.0%
Amortization of goodwill             0.2%               -                -
                                   ------           ------           ------
  Operating income                  15.5%            14.2%            12.6%
Interest expense                     0.7%             0.3%             0.3%
Interest income                     (0.1%)           (0.1%)           (0.1%)
                                   ------           ------           ------
Income before provision
  for income taxes                  14.9%            14.0%            12.4%
Provision for income taxes           5.8%             5.3%             4.5%
                                   ------           ------           ------
  Net income                         9.2%             8.8%             7.8%
                                   ======           ======           ======
                                       Totals may not agree due to rounding.


GENERAL

  The following discussion provides information and analysis of the Company's results of operations from 1996 through 1998, and its liquidity and capital resources. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere herein.

  The Company has achieved compound annual growth rates of 27.7% for total revenues and 41.8% for operating income from 1996 to 1998. Total revenues and operating income in 1998 increased 21.5% and 33.2%, respectively, over 1997.

  The Company believes that it has achieved this growth by enhancing the brand equity of its labels through its focus on design, quality and value, and by successfully adding new labels, such as Lauren by Ralph Lauren and Polo Jeans Company. The Company has leveraged the strength of its brands to increase both the number of locations and amount of selling space in which its products are offered, as well as to introduce new product extensions, such as the Ralph by Ralph Lauren label which will debut for Fall 1999. The Company also plans to reposition its Evan-Picone sportswear brand from the better to the moderate price category for Fall 1999, placing the line in the much larger moderate distribution channel. The Company has also benefitted from a trend among its major retail accounts to concentrate their women's apparel buying among a narrowing group of apparel vendors.

  On October 2, 1998, the Company completed its acquisition of Sun Apparel, Inc. ("Sun"). The results of operations of Sun are included in the Company's operating results from the date of acquisition.

RESULTS OF OPERATIONS
1998 Compared to 1997

  Net Sales. Net sales in 1998 increased 21.6%, or $0.3 billion, to $1.7 billion, compared to $1.4 billion in 1997. The increase was due primarily to an increase in the number of units shipped, as well as the impact of a higher average price per unit resulting from the mix of products shipped. In addition, the acquisition of Sun added $120.3 million of net sales during 1998. The breakdown of net sales by category for both periods is as follows:

                                                              Percent
  (In millions)                    1998      1997   Increase   Change
                               --------  --------   --------   ------
  Career sportswear              $645.8    $612.8      $33.0     5.4%
  Casual sportswear               454.0     323.4      130.6    40.4%
  Lifestyle collection            413.2     292.9      120.3    41.1%
  Suits, dress, and other         156.4     143.4       13.0     9.1%
                               --------  --------   --------   ------
  Net sales                    $1,669.4  $1,372.5     $296.9    21.6%
                               ========  ========   ========   ======

  The increase in Lifestyle collection was primarily due to a large increase in shipments under the Lauren by Ralph Lauren label. The increase in casual was due to increased shipments of Jones New York Sport, the addition of Polo Jeans since the acquisition of Sun, and the initial shipments of the Jones New York Men's collection during the third and fourth quarters of 1998.

  Licensing Income. Licensing income increased $0.8 million to $15.8 million in 1998 compared to $15.0 million in 1997. Income from licenses under the Jones New York label increased $1.4 million, while income from licenses under the Evan-Picone label decreased $0.6 million.

  Gross Profit. The gross profit margin was 34.7% in 1998 compared to 32.2% in 1997. The gross margin improvement was attributable to the significant increase in sales of the Lifestyle collection and the inclusion of Polo Jeans sales since the acquisition of Sun, both of which carry higher margins than the corporate average, as well as lower overseas production costs due to the favorable impact of currency devaluations in Asia and improved inventory management.

  SG&A Expenses. Selling, general and administrative expenses ("SG&A" expenses) of $320.0 million in 1998 represented an increase of $69.3 million over 1997.
As a percentage of total revenues, SG&A expenses increased to 19.0% in 1998 from 18.1% for 1997. The acquisition of Sun Apparel at the beginning of the fourth quarter of 1998 accounted for $28.3 million of the increase. Retail store operating expenses increased $11.0 million, reflecting an average of 227 stores open during 1998 compared to an average of 208 for 1997.

  Operating Income. The resulting 1998 operating income of $261.9 million increased 33.2%, or $65.3 million, compared to $196.6 million during 1997. The operating margin increased to 15.5% for 1998 from the 14.2% achieved during 1997.

  Net Interest Expense. Net interest expense was $10.0 million in 1998 compared to $2.0 million in 1997. This increase is primarily due to interest on long-term debt issued to finance the purchase of Sun Apparel.

  Provision for Income Taxes. The effective income tax rate was 38.5% for 1998 compared to 37.5% for 1997. The increase was primarily due to higher state and Canadian income tax provisions for 1998.

  Net Income. Net income increased 27.2% to $154.9 million in 1998, an increase of $33.2 million over the net income of $121.7 million earned in 1997. Net income as a percentage of total revenues was 9.2% in 1998 and 8.8% in 1997.

1997 Compared to 1996

  Net Sales. Net sales in 1997 increased 34.4%, or $0.4 billion, to $1.4 billion, compared to $1.0 billion in 1996. The increase was due primarily to an increase in the number of units shipped and also, to a lesser extent, the impact of a higher average price per unit resulting from the mix of products shipped. The breakdown of net sales by category for both periods is as follows:


                                                              Percent
  (In millions)                    1997      1996   Increase   Change
                               --------  --------   --------   ------
  Career sportswear              $612.8    $528.9      $83.9    15.9%
  Casual sportswear               323.4     291.9       31.5    10.8%
  Lifestyle collection            292.9      58.8      234.1   398.1%
  Suits, dress, and other         143.4     141.4        2.0     1.4%
                               --------  --------   --------   ------
  Net sales                    $1,372.5  $1,021.0     $351.5    34.4%
                               ========  ========   ========   ======

  The increase in Lifestyle collection was primarily due to a large increase in shipments under the Lauren by Ralph Lauren label.

  Licensing Income. Licensing income increased $2.0 million to $15.0 million in 1997, compared to $13.0 million in 1996. Income from licenses under the Jones New York label increased $1.8 million while income from licenses under the Evan-Picone label rose $0.2 million. The increases were primarily due to higher sales volume by licensees.

  Gross Profit. The gross profit margin was 32.2% in 1997, compared to 30.6% in 1996. The increase was attributable to the impact of stronger margins across major product categories and the proportionately larger increase in sales of the Lauren by Ralph Lauren label, which was introduced in Fall 1996 and carries higher margins than the corporate average.

  SG&A Expenses. Selling, general and administrative expenses of $250.7 million in 1997 represented an increase of $64.1 million over $186.6 million in 1996.
As a percentage of total revenues, SG&A expenses increased to 18.1% in 1997 from 18.0% in 1996. Expenses associated with Lauren by Ralph Lauren product advertising, royalties, store displays and associated operating costs, as well as the Company's overall sales growth, added significant expenses during 1997. Retail store operating expenses increased $6.9 million, reflecting an average of 208 stores open during 1997 compared to an average of 185 for 1996.

  Operating Income. The resulting 1997 operating income increased $66.3 million to $196.6 million, compared to $130.3 million during 1996. The operating margin increased to 14.2% in 1997 from 12.6% in 1996 as a result of the higher gross profit margins during 1997.

  Net Interest Expense. Net interest expense was $2.0 million in 1997 compared to $2.5 million in 1996. The primary reason for the change was an increase in interest income of $1.0 million, which offset higher interest on capital leases for additional warehouse facilities constructed during 1997.

  Provision for Income Taxes. The effective income tax rate for 1997 was 37.5% compared to 36.7% in 1996. The increase was primarily due to higher state income tax provisions for 1997.

  Net Income. Net income increased 50.5% to $121.7 million in 1997, an increase of $40.8 million over the net income of $80.9 million earned in 1996. Net income as a percentage of total revenues was 8.8% in 1997 compared to 7.8% in 1996.


LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal capital requirements have been to fund working capital needs, capital expenditures and to repurchase the Company's common stock on the open market. The Company has historically relied primarily on internally generated funds, trade credit and bank borrowings to finance its operations and expansion. As of December 31, 1998, total cash and cash equivalents were $129.0 million, an $88.9 million increase over the $40.1 million reported as of December 31, 1997.

  Cash Provided by Operations. Net cash provided by operations was $224.9 million in 1998, $110.6 million in 1997 and $70.7 million in 1996. The increase for 1998 was primarily due to higher net income and a $66.3 million decrease in inventories (net of the acquisition of Sun) compared to an increase in the prior year. For 1997, the increase was primarily due to higher net income and a decrease in trade receivables compared to an increase in the prior year.

  Cash Used in Investing Activities. Net cash used in investing activities increased $114.4 million in 1998, primarily as a result of the acquisition of Sun. In 1997, additional capital improvements and replacements, including cash restricted for use in completing a warehouse facility, accounted for the majority of the $8.0 million increase over the prior year.

  Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $22.0 million in 1998, the result of long-term debt issued for the acquisition and debt refinancing of Sun and additional repurchases of the Company's common stock. In 1997, cash used in financing activities of $57.2 million increased from $22.2 million in 1996 due primarily to repurchases of the Company's common stock. The Company repurchased $108.1 million, $85.8 million and $33.6 million of its common stock on the open market for 1998, 1997 and 1996, respectively, for a total of $227.5 million expended under announced programs to acquire up to $300.0 million of such shares. The Company may authorize additional share repurchases in the future depending on, among other things, market conditions and the Company's financial condition. Proceeds from the issuance of common stock to employees exercising stock options amounted to $9.4 million, $12.5 million and $9.1 million in 1998, 1997 and 1996, respectively.

  In connection with the Sun acquisition, the Company replaced its existing credit agreements with $265.0 million of 6.25% three-year Senior Notes due
2001, and entered into an agreement with First Union National Bank, as administrative agent, and other lending institutions to borrow an aggregate principal amount of up to $550.0 million under Senior Credit Facilities. The Senior Notes, all of which were outstanding at December 31, 1998, pay interest semiannually on April 1 and October 1 of each year. These notes contain certain covenants, including, among others, restrictions on liens, sale-leaseback transactions, and additional secured debt. The Senior Credit Facilities consist of (i) a $150.0 million Three-Year Revolving Credit Facility, (ii) a $300.0 million 364-Day Revolving Credit Facility, the entire amount of which is available for trade letters of credit or cash borrowings, and (iii) a $100.0 million Three-Year Term Loan Facility.

  At December 31, 1998, $207.3 million was outstanding under the 364-Day Revolving Credit Facility (which was comprised of the Company's letters of credit outstanding on that date) and $100.0 million was outstanding under the Company's Three-Year Term Loan Facility. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require the Company to satisfy an earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents coverage ratio, and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limiting the Company's ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers, and pay dividends.

  The Company also has unsecured lines of credit for $50 million with First Union National Bank and C$5 million with the Bank of Montreal. No amounts were outstanding under these lines at December 31, 1998.

  The Company believes that funds generated by operations, the Senior Notes, the new Senior Credit Facilities and the other unsecured lines of credit mentioned above will provide the financial resources sufficient to meet its foreseeable working capital, letter of credit, capital expenditure and stock repurchase requirements and any ongoing obligations to the former Sun shareholders. However, the Company will have to obtain additional financing to consummate the acquisition of Nine West Group Inc. (see Note 19 of Notes to Consolidated Financial Statements).

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

  The Company is continuing to assess, with both internal and external resources, the impact of Year 2000 issues on its information and non-information technology systems. As part of this process, the Company retained the services of an independent consultant that specializes in Year 2000 evaluation and remediation work. In addition, the Company has developed a plan with respect to the Year 2000 readiness of its internal technology systems. This plan involves (i) creating awareness inside the Company of Year 2000 issues, (ii) analyzing the Company's Year 2000 state of readiness, (iii) testing, correcting and updating systems and computer software as needed, and (iv) incorporating the corrected or updated systems and software into the Company's business.
The Company is finalizing the assessment phase of this plan, and has moved into the testing and correcting phase with respect to those technology systems that have been identified as having Year 2000 issues. The Company anticipates substantially completing the implementation of this plan by the middle of 1999; however, it may revise the estimated date of completion of this plan based upon any unforeseen delays in implementing such plan.

  In a continuing effort to become more productive and competitive, the Company replaces portions of its software and hardware when warranted by significant business and/or technology changes. While these replacements are not specifically intended to resolve the Year 2000 issue, the new software and hardware is designed to function properly with respect to dates related to the Year 2000 and beyond. The Company also has initiated discussions with its significant suppliers, customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues when their systems interface with the Company's systems or may otherwise impact operations. The Company anticipates substantially completing the implementation of this plan by the middle of 1999; however, there can be no assurances that such plan will be completed by the estimated date or that the systems and products of other companies on which the Company relies will not have an adverse effect on its business, operations or financial condition.

  As of December 31, 1998, the Company had incurred approximately $445,000 in direct external costs related to the Year 2000 issue. The Company does not separately track the internal costs incurred for Year 2000 projects as such costs are principally the related payroll costs for the management information systems service group. The Company believes that additional costs related to the Year 2000 issue will not be material to its business, operations or financial condition. However, estimates of Year 2000 related costs are based on numerous assumptions and there is no certainty that estimates will be achieved and actual costs could be materially greater than anticipated. The Company anticipates that it will fund its additional Year 2000 costs from current working capital.

NEW ACCOUNTING STANDARDS

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. The Company is currently reviewing SFAS No. 133 and has of yet been unable to fully evaluate the impact, if any, it may have on future operating results or financial statement disclosures.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STATEMENT OF MANAGEMENT RESPONSIBILITY

To the stockholders of Jones Apparel Group, Inc.

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

/s/ Sidney Kimmel               /s/ Wesley R. Card
-----------------               ------------------
Sidney Kimmel                   Wesley R. Card
Chairman                        Chief Financial Officer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Jones Apparel Group, Inc.

We have audited the accompanying consolidated balance sheets of Jones Apparel Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Apparel Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ BDO Seidman, LLP

BDO Seidman, LLP
New York, New York
February 5, 1999, except as to
Note 19, which is as of March 2, 1999

Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in thousands except per share data)


December 31,                                           1998             1997
                                                 ----------         --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                        $129,024          $40,134
  Accounts receivable, net of allowance
    of $3,303 and $2,767 for doubtful accounts      169,225           91,747
  Inventories                                       268,175          255,055
  Receivable from and advances to contractors        19,207            7,833
  Prepaid and refundable income taxes                     -            5,993
  Deferred taxes                                     32,143           26,269
  Prepaid expenses and other current assets          14,069           13,740
                                                 ----------         --------
    TOTAL CURRENT ASSETS                            631,843          440,771

  PROPERTY, PLANT AND EQUIPMENT, at cost,
   less accumulated depreciation and amortization   156,043           81,934
  CASH RESTRICTED FOR CAPITAL ADDITIONS                   -           11,193
  GOODWILL, less accumulated amortization           323,009                -
  OTHER INTANGIBLES, at cost, less
    accumulated amortization                         29,705           30,604
  OTHER ASSETS                                       48,072           16,265
                                                 ----------         --------
                                                 $1,188,672         $580,767
                                                 ==========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt and
    capital lease obligations                        $6,522           $4,199
  Accounts payable                                  100,282           90,429
  Income taxes payable                               13,654                -
  Accrued interest                                    5,369              210
  Accrued expenses and other current liabilities     48,061           15,364
                                                 ----------         --------
    TOTAL CURRENT LIABILITIES                       173,888          110,202
                                                 ----------         --------

NONCURRENT LIABILITIES:
  Long-term debt                                    379,247            8,833
  Obligations under capital leases                   35,406           18,457
  Other                                               5,782            6,107
                                                 ----------         --------
  TOTAL NONCURRENT LIABILITIES                      420,435           33,397
                                                 ----------         --------

  TOTAL LIABILITIES                                 594,323          143,599
                                                 ----------         --------
COMMITMENTS AND CONTINGENCIES

EXCESS OF NET ASSETS ACQUIRED OVER COST                   -            1,536

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value - shares
    authorized 1,000; none issued                         -                -
  Common stock, $.01 par value - shares
    authorized 200,000;issued 115,412
    and 108,955                                       1,154              545
  Additional paid-in capital                        234,787          122,582
  Retained earnings                                 593,781          438,917
  Accumulated other comprehensive income             (2,287)          (1,524)
                                                 ----------         --------
                                                    827,435          560,520
  Less treasury stock,
   11,918 and 6,767 shares, at cost                (233,086)        (124,888)
                                                 ----------         --------
    TOTAL STOCKHOLDERS' EQUITY                      594,349          435,632
                                                 ----------         --------
                                                 $1,188,672         $580,767
                                                 ==========         ========

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Income
(All amounts in thousands except per share data)



Year Ended December 31,                    1998           1997           1996
                                     ----------     ----------     ----------
NET SALES                            $1,669,432     $1,372,458     $1,021,042
LICENSING INCOME                         15,797         15,013         13,036
                                     ----------     ----------     ----------
  Total revenues                      1,685,229      1,387,471      1,034,078

COST OF GOODS SOLD                    1,100,666        940,149        717,250
                                     ----------     ----------     ----------
  Gross profit                          584,563        447,322        316,828

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES               319,994        250,685        186,572
AMORTIZATION OF GOODWILL                  2,714              -              -
                                     ----------     ----------     ----------
  Operating income                      261,855        196,637        130,256

INTEREST EXPENSE                         11,845          3,584          3,040
INTEREST INCOME                          (1,801)        (1,556)          (547)
                                     ----------     ----------     ----------
  Income before provision for
    income taxes                        251,811        194,609        127,763

PROVISION FOR INCOME TAXES               96,947         72,884         46,889
                                     ----------     ----------     ----------
NET INCOME                             $154,864       $121,725        $80,874
                                     ==========     ==========     ==========
EARNINGS PER SHARE
  Basic                                   $1.52          $1.17          $0.77
  Diluted                                 $1.47          $1.13          $0.75

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING
  Basic                                 101,614        103,797        104,667
  Diluted                               105,128        107,810        107,303


See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity
(All amounts in thousands)

CAPTION>
                                      Total                                    Accumulated
                                     stock-           Additional                     other
                                    holders'  Common     paid-in   Retained  comprehensive    Treasury
                                     equity    stock     capital   earnings         income       stock
                                  ---------  -------  ----------   --------  -------------   ---------
BALANCE, DECEMBER 31, 1995         $314,975   $  263    $ 84,172    $236,318     $ (1,140)    $ (4,638)

YEAR ENDED DECEMBER 31, 1996:
 Comprehensive income:
   Net income                        80,874        -           -      80,874            -            -
   Foreign currency translation
    adjustments                         (14)       -           -           -          (14)           -
                                   --------
      Total comprehensive income     80,860
                                   --------
  Amortization of deferred
    compensation in connection
    with executive stock options        290        -         290           -            -            -
  Exercise of stock options           9,068        6       9,825           -            -         (763)
  Tax benefit derived from
    exercise of stock options         5,157        -       5,157           -            -            -
  Treasury stock acquired           (33,584)       -           -           -            -      (33,584)
  Effect of 2-for-1 stock split           -      267        (267)          -            -            -
  Registration of 1996
    Stock Option Plan                   (37)       -         (37)          -            -            -
                                   --------   ------    --------    --------     --------    ---------
BALANCE, DECEMBER 31, 1996          376,729      536      99,140     317,192       (1,154)     (38,985)

YEAR ENDED DECEMBER 31, 1997:
 Comprehensive income:
   Net income                       121,725        -           -     121,725            -            -
   Foreign currency translation
    adjustments                        (370)       -           -           -         (370)           -
                                   --------
      Total comprehensive income    121,355
                                   --------
  Amortization of deferred
    compensation in connection
    with executive stock options
    and related items                 2,778        -       2,778           -            -            -
  Exercise of stock options          12,506        9      12,597           -            -         (100)
  Tax benefit derived from
    exercise of stock options         8,067        -       8,067           -            -            -
  Treasury stock acquired           (85,803)       -           -           -            -      (85,803)
                                   --------   ------    --------    --------     --------    ---------
BALANCE, DECEMBER 31, 1997          435,632      545     122,582     438,917       (1,524)    (124,888)

YEAR ENDED DECEMBER 31, 1998:
 Comprehensive income:
   Net income                       154,864        -           -     154,864            -            -
   Foreign currency translation
    adjustments                        (763)       -           -           -         (763)           -
                                   --------
      Total comprehensive income    154,101
                                   --------
  Amortization of deferred
    compensation in connection
    with executive stock options
    and related items                   178        -         178           -            -            -
  Stock issued relating to
    Acquisition of Sun Apparel       97,344       54      97,290           -            -            -
  Exercise of stock options           9,370        6       9 464           -            -         (100)
  Tax benefit derived from
    exercise of stock options         5,847        -       5,847           -            -            -
  Effect of 2-for-1 stock split           -      549        (549)          -            -            -
  Treasury stock acquired          (108,098)       -           -           -            -     (108,098)
  Other                                 (25)       -         (25)          -            -            -
                                   --------   ------    --------    --------     --------    ---------
BALANCE, DECEMBER 31, 1998         $594,349   $1,154    $234,787    $593,781      $(2,287)   $(233,086)
                                   ========   ======    ========    ========     ========    =========




See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows
(All amounts in thousands)


Year Ended December 31,                          1998        1997        1996
                                             --------     -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                   $154,864    $121,725     $80,874
                                             --------     -------     -------
Adjustments to reconcile net income
  to net cash provided by operating
  activities, net of acquisition of
  Sun Apparel, Inc.:
   Depreciation and amortization               21,226      14,594       8,948
   Provision for losses on
     trade receivables                            188       1,870         800
   Deferred taxes                               4,958     (17,907)      7,233
   Other                                          413         264         416
Decrease (increase) in:
   Trade receivables                           (7,818)     18,917     (21,349)
   Inventories                                 66,250     (40,961)    (37,814)
   Prepaid expenses and
     other current assets                     (10,291)      1,264      10,624
   Other assets                                  (925)     (6,273)     (3,703)
Increase (decrease) in:
   Accounts payable                           (16,978)     17,909      13,498
   Taxes payable                               18,838      (5,253)      6,673
   Accrued expenses and other
     current liabilities                       (5,866)      4,428       4,492
                                             --------     -------     -------
     Total adjustments                         69,995     (11,148)    (10,182)
                                             --------     -------     -------
     Net cash provided by
      operating activities                    224,859     110,577      70,692
                                             --------     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Sun Apparel, Inc.
     net of cash acquired                    (121,006)          -           -
   Capital expenditures                       (48,497)    (32,149)    (34,066)
   Proceeds from disposition of assets            562           -         261
   Increase (decrease) in cash
     restricted for capital additions          11,193     (11,193)          -
   Acquisition of trademarks and licenses           -           -      (1,492)
                                             --------     -------     -------
     Net cash used in
       investing activities                  (157,748)    (43,342)    (35,297)
                                             --------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of 6.25% Senior Notes,
     net of discount                          264,735           -           -
   Debt issuance costs                         (7,568)          -           -
   Refinancing of acquired long-term
     debt of Sun Apparel                     (237,807)          -           -
   Net borrowings under long-term
     credit facilities                        105,288      10,000           -
   Borrowings under capital lease                   -      10,000       5,000
   Principal payments on capital leases        (3,936)     (3,939)     (2,623)
   Purchases of treasury stock               (108,098)    (85,803)    (33,584)
   Proceeds from exercise of stock options      9,370      12,507       9,068
   Other                                          (25)          -         (37)
                                             --------     -------     -------
     Net cash provided by (used in)
      financing activities                     21,959     (57,235)    (22,176)
                                             --------     -------     -------
EFFECT OF EXCHANGE RATES ON CASH                 (180)         49           2
                                             --------     -------     -------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                             88,890      10,049      13,221

CASH AND CASH EQUIVALENTS, BEGINNING           40,134      30,085      16,864
                                             --------     -------     -------
CASH AND CASH EQUIVALENTS, ENDING            $129,024     $40,134     $30,085
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

  The Company designs, contracts for the manufacture of, manufactures and markets a broad range of women's career and casual sportswear, suits and dresses and jeanswear for men, women and children. The Company sells its products through a broad array of distribution channels, including better specialty and department stores and mass merchandisers. The Company also operates its own network of factory outlet stores. In addition, the Company licenses the use of several of its brand names to select manufacturers of women's and men's apparel and accessories. The Company considers itself to be operating in one reportable business segment.

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

Property, Plant, Equipment and Depreciation
  Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets ranging from three to 31-1/2 years.

Leased Property Under Capital Leases
  Property under capital leases is amortized over the lives of the respective leases or the estimated useful lives of the assets.

Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)


Other Intangibles
  Other intangibles, which include trademarks and license agreements, are amortized on a straight-line basis over the estimated useful lives of the assets.

Goodwill
  Goodwill recorded in connection with the acquisition of Sun Apparel, Inc. is being amortized using the straight-line method over 30 years.

Foreign Currency Translation
  The financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translations." Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period. Gains and losses resulting from translation are accumulated in a separate component of stockholders' equity. Where the local currency of a foreign subsidiary is not its functional currency, financial statements are translated at either current or historical exchange rates, as appropriate. These adjustments, along with gains and losses on currency transactions, are reflected in the statements of consolidated operations. Segment data is not provided as foreign operations are not material.

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

Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)


Earnings per Share
  Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options outstanding were exercised.

  The following options to purchase shares of common stock were outstanding during a portion of each year but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares and, therefore, would be antidilutive.

                                         1998       1997       1996
                                       ------     ------     ------
  Number of options (in thousands)      4,447      3,180        480
  Weighted-average exercise price      $24.66     $23.84     $16.46


Cash Equivalents
  The Company considers all highly liquid short-term investments to be cash equivalents.

Long-Lived Assets
  The Company reviews certain long-lived assets and identifiable intangibles (including goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In that regard, the Company assesses the recoverability of such assets based upon estimated non-discounted cash flow forecasts.

Presentation of Prior Year Data
  Certain reclassifications have been made to conform prior year data with the current presentation.

New Accounting Standards
  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. The Company is currently reviewing SFAS No. 133 and has of yet been unable to fully evaluate the impact, if any, it may have on future operating results or financial statement disclosures.

Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)


NOTE 2.  ACQUISITION OF SUN APPAREL

  On October 2, 1998, the Company acquired Sun Apparel, Inc. ("Sun"), a designer, manufacturer and distributor of jeanswear, sportswear and related apparel for men, women and children. Sun markets its products under various licensed private label and owned brands, the most prominent of which is the Polo Jeans Company licensed from Polo Ralph Lauren. The purchase price was $215.7 million (subject to additional contingent purchase price adjustments as described below), with payments through December 31, 1998 amounting to $127.5 million in cash and 4.4 million shares of common stock, valued for financial reporting purposes at $18.00 per share as of September 10, 1998, the date the definitive Acquisition and Merger Agreement was signed. The Company also assumed Sun debt of $241.5 million (including accrued interest and prepayment penalties), of which $237.8 million was refinanced in conjunction with the closing of the transaction.

  The acquisition has been accounted for under the purchase method of accounting for business combinations. Accordingly, the consolidated financial statements include the results of operations of Sun from the acquisition date. The purchase price was allocated to Sun's assets and liabilities, tangible and intangible, with the excess of the cost over the fair value of the net assets acquired of approximately $325.7 million being amortized on a straight-line basis over 30 years. As part of the purchase price allocation, $10 million was recorded for severance payments and expected costs and losses from moving and closing certain facilities currently located in El Paso, Texas, of which $5 million remained accrued at December 31, 1998.

  The terms of the Acquisition and Merger Agreement provide for additional consideration of $2.00 to be paid for each $1.00 that Sun's earnings before interest and taxes (as defined in the merger agreement) for each of the years 1998 through 2001 exceed certain targeted levels. Such additional consideration will be paid 59% in cash and 41% in the Company's common stock, the value of which will be determined by the prices at which the common stock trades in a defined period preceding delivery in each year. Any additional consideration paid will be recorded as goodwill when payment is made.

  The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisition and its related financing had taken place on January 1, 1997. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 1997, or which may result in the future.


  December 31,                                        1998              1997
  ------------                                  ----------        ----------
  Net sales (in thousands)                      $2,015,756        $1,732,130
  Net income (in thousands)                        169,100           116,381
  Basic earnings per common share                    $1.61             $1.08
  Diluted earnings per common share                  $1.56             $1.04

Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)


NOTE 3.  INVENTORIES

  Inventories are summarized as follows:

  December 31,                                           1998            1997
  ------------                                       --------        --------
  (In thousands)

  Raw materials                                       $33,928         $27,045
  Work in process                                      43,041          41,294
  Finished goods                                      191,206         186,716
                                                     --------        --------
                                                     $268,175        $255,055
                                                     ========        ========

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT

  Major classes of property, plant and equipment are as follows:

  December 31,                                           1998            1997
  ------------                                       --------        --------
  (In thousands)

  Land and buildings                                 $ 72,054        $ 37,893
  Leasehold improvements                               48,348          29,230
  Machinery and equipment                              87,863          31,979
  Furniture and fixtures                               14,829           9,666
  Construction in progress                              9,409          17,355
                                                     --------        --------
                                                      232,503         126,123
  Less: accumulated depreciation and amortization      76,460          44,189
                                                     --------        --------
                                                     $156,043         $81,934
                                                     ========        ========


  Depreciation and amortization expense relating to property, plant and equipment was $17,055,000, $11,869,000, and $8,711,000 in 1998, 1997, and
1996, respectively.

  Included in property, plant and equipment are the following capitalized leases:

  December 31,                                           1998            1997
  ------------                                       --------        --------
  (In thousands)

  Buildings                                           $48,585         $32,137
  Machinery and equipment                               5,911           3,759
  Construction in progress                                  -           9,937
                                                     --------        --------
                                                       54,496          45,833
  Less: accumulated amortization                        8,862          12,626
                                                     --------        --------
                                                      $45,634         $33,207
                                                     ========        ========

Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)


NOTE 5.  OTHER INTANGIBLE ASSETS

  Other intangible assets consist of the following:
                                                                         Useful
                                                                          lives
  December 31,                             1998             1997         (years)
  ------------                          -------          -------    -----------
  (In thousands)

  Trademarks                            $32,972          $32,972        8 to 20
  License agreements                      6,652            5,319    5-1/2 to 19
                                        -------          -------
                                         39,624           38,291
  Less: accumulated amortization          9,919            7,687
                                        -------          -------
                                        $29,705          $30,604
                                        =======          =======

NOTE 6.  CREDIT FACILITIES

  Until October 2, 1998, the Company had credit arrangements with seven financial institutions which totaled $470,000,000. These lines, which could be used for unsecured borrowings and letters of credit (issued primarily to finance foreign inventory purchases), contained an aggregate sub-limit of $170,000,000 for unsecured borrowings with rates depending on the borrowing vehicle utilized. In connection with the acquisition of Sun on October 2, 1998, the Company replaced its existing credit agreements with $265,000,000 of 6.25% three-year Senior Notes due 2001 and entered into an agreement with First Union National Bank, as administrative agent, and other lending institutions to borrow an aggregate principal amount of up to $550,000,000 under Senior Credit Facilities. Interest on the Senior Notes is payable semiannually on April 1 and October 1 of each year. These notes contain certain covenants, including, among others, restrictions on liens, sale-leaseback transactions, and additional secured debt. The Senior Credit Facilities consist of (i) a $150,000,000 Three-Year Revolving Credit Facility,
(ii) a $300,000,000 364-Day Revolving Credit Facility, the entire amount of which will be available for trade letters of credit or cash borrowings, and
(iii) a $100,000,000 Three-Year Term Loan Facility.

  Borrowings under the Senior Credit Facilities may be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require the Company to satisfy an earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents coverage ratio, and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limiting the Company's ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers, and pay dividends.

  The Company was committed for unexpired bank letters of credit at December 31, 1998 in the amount of $207,322,000 and there were no short-term borrowings outstanding. The Company also has unsecured lines of credit with First Union National Bank for $50,000,000 and the Bank of Montreal for C$5,000,000 to be used for unsecured borrowings under which no amounts were outstanding at December 31, 1998.

Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)


NOTE 7.  LONG-TERM DEBT

  Long-term debt consists of the following:

  December 31,                                           1998            1997
  ------------                                       --------        --------
  (In thousands)

  6.25% Senior Notes due 2001, net of
    unamortized discount of $243                     $264,757          $    -
  Term Loan due 2001, variable rate
    (5.61% at December 31, 1998)                      100,000               -
  Mortgage payable, final payment due 2002,
    variable rate (7.25% at December 31, 1998)          2,268               -
  11% Mortgage payable, final payment due 2001            842               -
  6.98% Industrial revenue bonds, final payment
    due 2007                                           13,483           9,833
  Other debt                                                -              10
                                                     --------        --------
                                                      381,350           9,843
  Less: current portion                                 2,103           1,010

                                                     --------        --------
                                                     $379,247         $ 8,833
                                                     ========        ========

  Long-term debt maturities for each of the next five years are $2,029,000 in 1999, $2,079,000 in 2000, $367,133,000 in 2001, $1,843,000 in 2002 and
$1,867,000 in 2003.


NOTE 8.  OBLIGATIONS UNDER CAPITAL LEASES

  Obligations under capital leases consist of the following:

  December 31,                                           1998            1997
  ------------                                       --------        --------
  (In thousands)

  Warehouses, office facilities and equipment         $39,825         $21,646
  Less: current portion                                 4,419           3,189
                                                     --------        --------
  Obligations under capital leases - noncurrent       $35,406         $18,457
                                                     ========        ========


  The Company occupies warehouse and office facilities leased from the City of Lawrenceburg, Tennessee. Four ten-year net leases run until February 2004, July 2005, May 2006 and April 2007, respectively, and require minimum annual rent payments of $500,000, $500,000, $500,000, and $1,000,000, respectively, plus accrued interest. In connection with these leases, the Company guaranteed $25,000,000 of Industrial Development Bonds issued in order to construct the facilities, $17,917,000 of which remained unpaid as of December 31, 1998. The financing agreement with the issuing authority (i) requires the Company to maintain stipulated levels of insurance and tangible net worth, (ii) requires the Company to maintain minimum ratios of cash flow to debt service and liabilities to tangible net worth and (iii) contains certain other restrictions.

  The Company also leases warehouse and office facilities in Bristol, Pennsylvania. Two fifteen-year net leases run until March and October 2013, respectively, and require minimum annual rent payments of $1,150,000 and $772,000, respectively.

Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)


  The Company also leases various equipment under three to five year leases at an aggregate annual rental of $1,639,000. The equipment has been capitalized at its fair market value of $4,802,000, which approximates the present value of the minimum lease payments.

  The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 31, 1998:

  December 31,
  ------------
  (In thousands)

  1999                                                $ 6,997
  2000                                                  7,144
  2001                                                  5,442
  2002                                                  5,175
  2003                                                  5,100
  Later years                                          28,369
                                                     --------
  Total minimum lease payments                         58,227
  Less: amount representing interest                   18,402
                                                     --------
  Present value of net minimum lease payments         $39,825
                                                     ========

NOTE 9.  SIGNIFICANT CUSTOMERS

  A significant portion of the Company's sales are to retailers throughout the United States and Canada. Sales to department stores owned by Federated Department Stores, Inc. ("Federated") accounted for 16%, 20% and 20% for the years ended December 31, 1998, 1997 and 1996, respectively. Sales to department stores owned by The May Department Stores Company ("May") accounted for 16%, 19% and 20% for the years ended December 31, 1998, 1997 and 1996, respectively. Federated and May accounted for approximately 30% of accounts receivable at December 31, 1998.


NOTE 10.  COMMITMENTS

  (a) CONTINGENT LIABILITIES. Various lawsuits and claims arising during the normal course of business are pending against the Company and its consolidated subsidiaries. In the opinion of management, the ultimate liability, if any, resulting from these matters will have no significant effect on the Company's consolidated financial position, results of operations or liquidity.

  On or about January 13, 1999, 23 unidentified Asian garment workers filed a purported class-action lawsuit against twenty-two garment manufacturers with factories located in Saipan (part of the U.S. Commonwealth of the Northern Mariana Islands). The lawsuit, filed in federal court in Saipan, alleges violations of federal labor statutes and other laws. Also on or about January 13, 1999, a similarly unidentified group of garment workers represented by some of the same law firms which brought the Saipan case filed a similar lawsuit in federal court in Los Angeles against eleven Saipan garment manufacturers (including ten named in the first suit) and seventeen U.S. clothing retailers and marketers, including the Company, alleging violations of federal racketeering statutes and other laws based on allegedly unfair and illegal treatment of foreign workers. Also on or about January 13, 1999, a third lawsuit was filed in state court in San Francisco by a labor union and three nonprofit groups asserting claims of unlawful and unfair business practices and

Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)


misleading advertising against all of the retailers and marketers named in the Los Angeles action, including the Company, one additional retailer and other unnamed defendants. The two suits against the Company seek unspecified compensatory and punitive damages as well as injunctive relief. The Company is reviewing the claims in the suits and has not answered or otherwise responded to the suits. At this early stage, the Company is not in a position to evaluate the likelihood of an unfavorable outcome.

  (b) ROYALTIES. Under exclusive licenses to manufacture certain items under the Lauren by Ralph Lauren and Ralph by Ralph Lauren trademarks pursuant to license and design service agreements with Polo Ralph Lauren Corporation ("Polo"), the Company is obligated to pay Polo a percentage of net sales of Lauren by Ralph Lauren and Ralph by Ralph Lauren products. Minimum payments of $7,000,000 are due for each of the years 2000 and 2001 under the Lauren by Ralph Lauren agreements and minimum payments of $5,250,000 are due for each of the years 2002 and 2003 under the Ralph by Ralph Lauren agreements. The Lauren by Ralph Lauren agreements expire on December 31, 2001 and the Ralph by Ralph Lauren agreements expire on December 31, 2003. Both sets of agreements provide for renewal options upon expiration provided that certain sales levels have been met.

  Under a similar exclusive license to manufacture certain items under the Polo Jeans Company trademark pursuant to license and design service agreements with Polo, the Company is obligated to pay Polo a percentage of net sales of Polo Jeans Company products. The Company is also obligated to spend on advertising a percentage of net sales of these licensed products. The initial term of the license and design service agreements expires December 31, 2000 and may be renewed by the Company in five-year increments for up to 30 additional years if certain sales requirements are met. Commencing in 2001, certain minimum annual royalty payments are required if the Company exercises its renewal options. Renewal after 2010 requires a one-time payment of $25 million or, at the Company's option, a transfer of 20% interest in its Polo Jeanswear business to Polo. Polo has a one-time right, in blockage of such renewal, to purchase the Company's Polo Jeanswear business at the end of 2010 for 80% of its then fair market value, as defined, payable in cash.

  (c) LEASES. Total rent expense charged to operations for the years ended December 31, 1998, 1997 and 1996 was $27,374,000, $22,159,000 and $18,888,000,
respectively.

  The following is a schedule by year of future minimum rental payments required under operating leases for the next five years:

  December 31,
  ------------
  (In thousands)

  1999                                               $ 21,091
  2000                                                 18,902
  2001                                                 17,188
  2002                                                 12,016
  2003                                                  8,647
  Later years                                          29,042
                                                     --------
                                                     $106,886
                                                     ========

  Certain of the leases provide for renewal options and the payment of real estate taxes and other occupancy costs.

Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)


NOTE 11.  INCOME TAXES

  The following summarizes the provision for income taxes:

  Year ended December 31,                1998            1997            1996
  -----------------------           ---------        --------       ---------
  (In thousands)

  Current:
    Federal                           $79,442         $78,811         $34,522
    State and local                     9,083          10,524           3,733
    Foreign                             3,464           1,456           1,401
                                     --------        --------        --------
                                       91,989          90,791          39,656
                                     --------        --------        --------
  Deferred:
    Federal                             2,680         (15,359)          7,722
    State and local                     2,060          (2,240)           (489)
    Foreign                               218            (308)              -
                                     --------        --------        --------
                                        4,958         (17,907)          7,233
                                     --------        --------        --------

Provision for income taxes            $96,947         $72,884         $46,889
                                     ========        ========        ========


  The foreign and domestic components of income before provision for income taxes were as follows:


  Year ended December 31,                1998            1997            1996
  -----------------------           ---------        --------       ---------
  (In thousands)

  United States                      $243,790        $192,482        $125,650
  Canada                                8,199           1,815           2,378
  Other                                  (178)            312            (265)
                                     --------        --------        --------
  Income before provision
    for income taxes                 $251,811        $194,609        $127,763
                                     ========        ========        ========


  The provision for income taxes on adjusted historical income differs from the amounts computed by applying the applicable Federal statutory rates due to the following:


  Year ended December 31,                1998            1997            1996
  -----------------------           ---------        --------       ---------
  (In thousands)

  Provision for Federal income
    taxes at the statutory rate       $88,134         $68,113         $44,717
  State and local income taxes,
    net of federal benefit              7,241           5,385           2,108
  Amortization of goodwill                950               -               -
  Amortization of excess of net
    assets acquired over cost            (537)           (645)           (645)
  Other items, net                      1,159              31             709
                                     --------        --------        --------

  Provision for income taxes           $96,947        $72,884         $46,889
                                     ========        ========        ========

Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)


  The Company has not provided for U.S. Federal and foreign withholding taxes on $7,668,000 of foreign subsidiaries' undistributed earnings as of December 31, 1998. Such earnings are intended to be reinvested indefinitely.

  The following is a summary of the significant components of the Company's deferred tax assets and liabilities:


  Year ended December 31,                                1998            1997
  -----------------------                            --------       ---------
  (In thousands)

  Deferred tax assets:
    Nondeductible accruals and allowances             $31,299         $23,587
    Depreciation and amortization                         890             561
    Other (net)                                         2,215           2,286
                                                     --------        --------

  Net deferred tax asset                              $34,404         $26,434
                                                     ========        ========


NOTE 12.  COMMON STOCK

  On May 6, 1998 and July 30, 1996, the Company's Board of Directors authorized two-for-one stock splits of the Company's common stock in the form of a 100% stock dividend for shareholders of record as of June 4, 1998 and September 12, 1996, respectively. In connection with the stock splits, the Board of Directors approved increases in the number of shares authorized to 200,000,000. On June 25, 1998 and October 2, 1996, a total of 50,497,911 and 26,744,580 shares, respectively, of common stock were issued in connection with these splits.
Under each stock split, the stated par value of each share was not changed from $0.01. The issuance of authorized but unissued shares resulted in the transfer of $549,000 in 1998 and $267,000 in 1996 from additional paid-in capital to common stock, representing the par value of the shares issued.
All share and per share amounts have been restated to retroactively reflect both stock splits.

  In 1995 and 1997, the Board of Directors authorized two separate repurchase programs under which up to $100,000,000 of the Company's common stock was to be repurchased in open market transactions. Under these programs, 10,137,941 shares have been acquired at a cost of $200,000,000.

  In 1998, the Board of Directors authorized an additional program to repurchase the Company's common stock from time to time in open market transactions not to exceed $100,000,000 in aggregate price. This program commenced upon the full utilization of the previous buy-back programs and has no time limit. As of December 31, 1998, 1,715,959 shares had been acquired at a cost of $32,123,000.

Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)


NOTE 13.  STATEMENT OF CASH FLOWS

  Year ended December 31,                1998            1997            1996
  -----------------------           ---------        --------       ---------
  (In thousands)

  Supplemental disclosures of
    cash flow information:
     Cash paid during the year for:
       Interest                       $ 6,015         $ 3,941         $ 3,207
       Income taxes                    75,650          96,251          32,110

  Supplemental disclosures of
    non-cash investing and
    financing activities:
      Acquisition of trademark              -           6,107               -
      Tax benefits related to
        stock options                   5,846           8,067           5,157

  Detail of acquisitions:
    Fair value of assets acquired    $537,335               -               -
      Liabilities assumed            (318,985)              -               -
      Common stock issued             (97,344)              -               -
                                     --------        --------        --------
  Net cash paid for acquisitions      121,006               -               -
  Cash acquired in acquisitions         6,537               -               -
                                     --------        --------        --------
  Cash paid for acquisitions         $127,543               -               -
                                     ========        ========        ========


NOTE 14.  STOCK OPTIONS

  Under two stock option plans, the Company may grant stock options and other awards from time to time to key employees, officers, directors, advisors and independent consultants to the Company or to any of its subsidiaries. In general, options become exercisable over a five-year period from the grant date and expire 10 years after the date of grant. In certain cases for non-employee directors, options become exercisable six months after the grant date and expire 10 years after date of grant. Shares available for future option grants at December 31, 1998, totaled 165,000.

  The following table summarizes information about stock option transactions (shares in thousands):

                                1998               1997               1996
                          ----------------    ---------------    ---------------
                                  Weighted           Weighted           Weighted
                                   Average            Average            Average
                                  Exercise           Exercise           Exercise
                          Shares     Price    Shares    Price    Shares    Price
                          ------    ------    ------   ------    ------   ------
  Outstanding at
    beginning of year      9,848    $14.44     8,218    $9.09     6,101    $5.35
  Granted                  2,432     22.98     3,434    23.52     4,332    12.27
  Exercised               (1,049)     9.03    (1,766)    7.14    (2,063)    4.77
  Cancelled                 (295)    19.13       (38)   10.73      (152)    7.46
                          ------    ------    ------   ------    ------   ------

  Outstanding at
    December 31           10,936    $16.73     9,848   $14.44     8,218    $9.09
                          ======    ======    ======   ======    ======   ======

Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)


  The following table summarizes information about stock options outstanding at December 31, 1998 (shares in thousands):

                                 Outstanding                     Exercisable
                       ---------------------------------     -------------------
                                      Weighted
                                       Average
                                     Remaining  Weighted                Weighted
                                      Years of   Average                 Average
  Range of                 Number  Contractual  Exercise        Number  Exercise
  Exercise Prices      of Options         Life     Price     of Options    Price
  ----------------     ---------------------------------     -------------------

  $0.20 to $10              2,179          5.0     $5.72          1,345    $5.05
  $10 to $20                4,505          9.4    $18.56            919   $18.21
  $20 to $30                4,192          8.9    $24.56            774   $24.12
  $30 to $40                   60          9.5    $33.69              -        -
                       ---------------------------------     -------------------
  In total                 10,936          7.9    $16.73          3,038   $12.08
                       =================================     ===================


  Pursuant to a provision in FASB Statement 123, "Accounting for Stock-Based Compensation," the Company has elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees." Accordingly, the Company has only recognized compensation expense for its stock-based awards to employees for options granted at below-market prices. The following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of SFAS 123:


  Year ended December 31,                1998            1997            1996
  -----------------------           ---------        --------       ---------
  (In thousands)

  Net income (in thousands)
    As reported                      $154,864        $121,725         $80,874
    Pro forma                        $144,708        $116,120         $79,074

  Basic earnings per share
    As reported                         $1.52           $1.17           $0.77
    Pro forma                           $1.42           $1.12           $0.76

  Diluted earnings per share
    As reported                         $1.47           $1.13           $0.75
    Pro forma                           $1.38           $1.08           $0.74


These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)


  The estimated fair value of each option granted included in the pro forma results is calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: no dividends paid for all years; expected volatility of 40.1%, 34.7% and 38.9%; risk-free interest rates of 5.12%, 6.04% and 6.20%; and expected lives of 3.6, 3.4 and 3.0 years. The weighted average fair values of options at their grant date during 1998, 1997 and 1996, where the exercise price equaled the market price on the grant date, were $9.65, $7.45 and $4.00, respectively. The weighted average fair values of options at their grant date during 1998, 1997 and 1996, where the exercise price was less than the market price on the grant date, were $21.05, $17.86, and $4.23, respectively.


NOTE 15.  UNAUDITED CONSOLIDATED FINANCIAL INFORMATION

  Unaudited interim consolidated financial information for the two years ended December 31, 1998 is summarized as follows:

(In thousands except per share data)

                                First        Second         Third        Fourth
                              Quarter       Quarter       Quarter       Quarter
                             --------      --------      --------      --------
1998
  Net sales                  $380,151      $305,361      $495,728      $488,192
  Total revenues              383,774       308,554       500,318       492,583
  Gross profit                131,213       107,468       175,593       170,289
  Operating income             64,019        41,062        97,251        59,523
  Net income                   38,610        25,038        59,098        32,118
  Basic earnings per share      $0.38         $0.25         $0.59         $0.31
  Diluted earnings per share    $0.37         $0.24         $0.57         $0.30

1997
  Net sales                  $317,990      $262,988      $445,972      $345,508
  Total revenues              321,455       266,289       450,508       349,219
  Gross profit                106,571        87,747       147,201       105,803
  Operating income             47,475        31,115        79,383        38,664
  Net income                   29,540        19,280        48,938        23,967
  Basic earnings per share      $0.28         $0.19         $0.47         $0.23
  Diluted earnings per share    $0.27         $0.18         $0.45         $0.22


NOTE 16.  EMPLOYEE BENEFIT PLAN

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

Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)


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

  Contributions and salary deferrals are subject to limitations imposed by the Internal Revenue Code. The Company may, at its sole discretion, contribute additional amounts to all employees on a pro rata basis. All employee contributions into the Plan are 100% vested, while the Company's matching contributions vest over a five-year period. The Company contributed approximately $1,521,000, $1,241,000 and $801,000 to the Plan during the years ended December 31, 1998, 1997 and 1996, respectively.


NOTE 18.  SUPPLEMENTAL PRO FORMA CONDENSED FINANCIAL INFORMATION

  On January 1, 1999, Jones Apparel Group, Inc. consummated a corporate reorganization under which two new wholly owned subsidiaries named Jones Apparel Group USA, Inc. ("Jones USA") and Jones Apparel Group Holdings, Inc. ("Jones Holdings") were created. On that date, the operating assets of Jones Apparel Group, Inc. were transferred to Jones USA and Jones USA assumed the role of obligor of the Senior Notes due 2001 (which were issued on October 2, 1998 in conjunction with the acquisition of Sun Apparel, Inc.) with Jones Apparel Group, Inc. remaining and Jones Holdings becoming co-obligors of the Notes. The following condensed financial information represents, on a pro forma basis, the results of Jones USA had the reorganization occurred on January 1, 1996 (all amounts in thousands). Separate pro forma financial statements and other disclosures concerning Jones USA and Jones Holdings are not presented as such information is not considered material to the holders of the Senior Notes.


  Year ended December 31,                1998            1997            1996
  -----------------------           ---------        --------       ---------

  Current assets                     $506,182        $365,020        $331,104
  Noncurrent assets                   145,293          95,349          58,962
  Current liabilities                 238,170         256,605         199,043
  Noncurrent liabilities              413,476          28,094          12,420
  Excess of net assets
    acquired over cost                      -           1,536           3,379


  For the Year ended December 31,        1998            1997            1996
  -------------------------------  ----------      ----------       ---------

  Total revenues                   $1,426,427      $1,261,159        $921,500
  Gross profit                        456,954         371,521         244,302
  Operating income                    160,987         112,946          56,820
  Net income                           80,254          61,358          30,616

Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements (Continued)



NOTE 19.  SUBSEQUENT EVENTS

  On March 2, 1999, the Company announced that it had entered into a definitive agreement to acquire 100% of the common stock of Nine West Group Inc. ("Nine West") in a merger transaction. Nine West is a leading designer, developer and marketer of quality, fashionable footwear and accessories. Nine West markets its products under internationally recognized brands, including Nine West, Easy Spirit, Enzo Angiolini, Amalfi, Bandolino, and cK/Calvin Klein (under license). In addition, Nine West markets shoes under the Company's Evan-Picone label under license.

  The Company will exchange approximately one-half of a share of its common stock and $13 in cash for each Nine West Group common share. Based on a value of the Company's common stock of $26 per share, the Company will pay approximately $885 million for the Nine West common shares. Including assumed debt, the transaction has a total value of approximately $1.4 billion. As of March 2, 1999, Nine West had approximately 34 million common shares outstanding. The acquisition will be accounted for under the purchase method of accounting. The transaction is expected to close by the end of June 1999.





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable.

                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

  The directors and executive officers of the Company are as follows:

  Name                 Age      Office
  ------------------   ---      ------------------------------------------------

  Sidney Kimmel         71      Chairman, Chief Executive Officer and Director

  Jackwyn Nemerov       47      President and Director

  Irwin Samelman        68      Executive Vice President, Marketing and Director

  Wesley R. Card        51      Chief Financial Officer

  Patrick M. Farrell    49      Vice President and Corporate Controller

  Geraldine Stutz       70      Director

  Howard Gittis         65      Director

  Eric A. Rothfeld      47      President and Chief Executive
                                Officer of Sun Apparel, Inc. and Director

  Mark J. Schwartz      41      Director


  Each director who is not a full-time employee of the Company receives an annual grant of options to purchase 2,000 shares of the Company's common stock at an exercise price of $1.00 per share. Each option expires on the tenth anniversary of its date of grant, and will be exercisable, in whole or in part, commencing six months from the date of grant and thereafter during the exercise period. Officers are appointed by the Board of Directors.

  The Board of Directors has appointed an Audit Committee consisting of Ms. Stutz, Mr. Gittis and Mr. Schwartz. The Audit Committee meets periodically to review and make recommendations with respect to the Company's internal controls and financial reports, and in connection with such reviews, has met with appropriate Company financial personnel and the Company's independent certified public accountants. The Board of Directors has also appointed a Stock Option Committee consisting of Ms. Stutz and Mr. Gittis to administer the 1991 and 1996 Stock Option Plans, and a Compensation Committee consisting of Ms. Stutz, Mr. Gittis and Mr. Schwartz to determine cash and other incentive compensation to be paid to the Company's executive officers.

  Mr. Kimmel founded the Jones Apparel Division of W.R. Grace & Co. in 1970. Mr. Kimmel has served as Chairman and Chief Executive Officer since 1975. Prior to 1975, Mr. Kimmel occupied various executive offices, including President of Jones New York and Vice President of John Meyer of Norwich. Prior to founding Jones, Mr. Kimmel was employed by W.R. Grace & Co. and was President of Villager, Inc., a sportswear company.

  Ms. Nemerov was appointed President in January 1997. She joined the Company in 1985 and served as President of the Company's casual sportswear divisions and the Lauren by Ralph Lauren division. Prior to joining Jones, Ms. Nemerov was President of the Gloria Vanderbilt division of Murjani, Inc. from 1980 through 1985.

  Mr. Samelman has been Executive Vice President, Marketing of the Company since 1991. In addition, from 1987 to 1991, Mr. Samelman provided marketing consulting services to the Company through Samelman Associates, Inc., a private consulting company controlled by him. Prior thereto, Mr. Samelman was Regional Marketing Manager of Russ Togs, Inc. and Vice President of Villager, Inc.

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

  Ms. Stutz has been a principal partner of 959 Group, a fashion and marketing service since 1998. From 1993 until 1998, Ms. Stutz was a principal partner of Panache Productions, a fashion and marketing service. Prior to 1993, she was Publisher of Panache Press at Random House, a book publisher. From 1960 until 1986, Ms. Stutz was President of Henri Bendel. Ms. Stutz serves on the Board of Directors of Tiffany & Co., The Theatre Development Fund and The Actors' Fund.

  Mr. Gittis' principal occupation during the past five years has been Vice Chairman and Chief Administrative Officer and a director of MacAndrews & Forbes Holdings Inc., a diversified holding company. In addition, Mr. Gittis is a director of Golden State Bancorp, Inc., Golden State Holdings, Inc., Loral Space and Communications Ltd., M&F Worldwide Corp., Panavision, Inc., Revlon, Inc., Revlon Consumer Products Corporation, REV Holdings, Inc., Rutherford-Moran Oil Corporation and Sunbeam Corporation.

  Mr. Rothfeld serves as President and Chief Executive Officer of Sun Apparel, Inc, a wholly-owned subsidiary of the Company acquired in October 1998. Mr. Rothfeld served as President of Sun from 1986 to September 1997, and as Chairman and Chief Executive Officer of Sun from September 1997 until its acquisition by the Company.

  Mr. Schwartz is President and Chief Executive Officer of Palladin Capital Group, Inc., a New York-based private merchant banking firm he founded in 1997. From 1994 to 1997, he was a principal, and most recently President, of Rosecliff Inc., also a private merchant banking firm. He is currently a Director of Platinum Entertainment, Inc., a full-service recorded music company, and Balance Pharmaceuticals, Inc. During the past five years Mr. Schwartz has managed acquisitions, and has served as the chairman or a director, of various public and private corporations. From 1985 to 1994, Mr. Schwartz was a member of the Investment Banking Division of Merrill Lynch & Co. Mr. Schwartz will become the Chairman and Chief Executive Officer of Nine West Group Inc. upon completion of its acquisition by the Company, which is anticipated to occur by the end of June 1999.

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

  (b) During the quarter ended December 31, 1998, a Current Report on Form 8-K, dated October 2, 1998, was filed with the Commission by the Company announcing the consummation of the acquisition of Sun Apparel, Inc.

                               SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 1999
                                                      JONES APPAREL GROUP, INC.
                                                      (Registrant)

                                                By:   /s/ Sidney Kimmel
                                                      -----------------
                                                      Sidney Kimmel, Chairman


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                         Title                        Date
---------------------        -----------------------------      --------------

/s/ Sidney Kimmel            Chairman and Director              March 25, 1999
-----------------            (Chief Executive Officer)
(Sidney Kimmel)

/s/ Jackwyn Nemerov          President and Director             March 25, 1999
-------------------
(Jackwyn Nemerov)

/s/ Wesley R. Card           Chief Financial Officer            March 25, 1999
------------------           (Principal Financial Officer)
(Wesley R. Card)

/s/ Patrick M. Farrell       Vice President and                 March 25, 1999
----------------------       Corporate Controller
(Patrick M. Farrell)         (Principal Accounting Officer)

/s/ Irwin Samelman           Executive Vice President,          March 25, 1999
------------------           Marketing and Director
(Irwin Samelman)

                             Director
-------------------
(Geraldine Stutz)

/s/ Howard Gittis            Director                           March 25, 1999
-----------------
(Howard Gittis)

/s/ Eric A. Rothfeld         Director                           March 25, 1999
--------------------
(Eric A. Rothfeld)

/s/ Mark J. Schwartz         Director                           March 25, 1999
--------------------
(Mark J. Schwartz)

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


                           EXHIBIT INDEX

Incorporated
by Reference    Exhibit
to Exhibit      Nos.      Description of Exhibit
------------    -------   ----------------------

(1) 2.1         2.1       Agreement and Plan of Merger dated September 10, 1998,
                          by and among the Company, SAI Acquisition Corp., Sun
                          Apparel, Inc. and the selling shareholders.

(2) 2.2         2.2       Agreement and Plan of Merger dated as of March 1, 1999
                          among the Company, Jill Acquisition Sub Inc. and Nine
                          West Group Inc.

    *           3.1       Articles of Incorporation, as amended

(3) 3.3         3.3       By-Laws

(4) 3.4         3.4       Amendment to By-Laws

(5) 4.1         4.1       Exchange and Registration Rights Agreement dated
                          October 2, 1998, by and among the Company and Chase
                          Securities Inc., Merrill Lynch, Pierce Fenner & Smith
                          Incorporated and Bear, Stearns & Co. Inc.

(6) 4.2         4.2       Indenture dated as of October 2, 1998, by and between
                          the Company and The Chase Manhattan Bank, as trustee

(7) 4.3         4.3       Supplemental Indenture dated as of January 1, 1999, by
                          and between Jones Apparel Group, Inc., Jones Apparel
                          Group Holdings, Inc., Jones Apparel Group USA, Inc.
                          and The Chase Manhattan Bank, as trustee

(3) 10.5        10.1      Form of 1991 Stock Option Plan

(3) 10.7        10.2      Employment and Stock Option Agreements between the
                          Registrant and Herbert J. Goodfriend

(8) 10.29       10.3      Agreement between the Registrant and Herbert J.
                          Goodfriend with respect to consulting services following termination of employment

(9) 10.33       10.4      Form of 1996 Stock Option Plan

(9) 10.40       10.5      License Agreement between the Registrant and Polo
                          Ralph Lauren, L.P., dated October 18, 1995#

(9) 10.41       10.6      Design Services Agreement between the Registrant and
                          Polo Ralph Lauren, L.P., dated October 18, 1995#

Incorporated
by Reference    Exhibit
to Exhibit      Nos.      Description of Exhibit
------------    -------   ----------------------

(10) 10.47      10.7      Letter Agreement between the Registrant and First
                          Union National Bank

(10) 10.48      10.8      Letter Agreement between the Registrant and
                          CoreStates Bank

(10) 10.49      10.9      Letter Agreement between the Registrant and BankBoston

(10) 10.50      10.10     Money Market Line Commercial Promissory Note between
                          the Registrant and BankBoston

(10) 10.51      10.11     Letter Agreement between the Registrant and The
                          Chase Manhattan Bank

(10) 10.52      10.12     Term Note and Unconditional Guaranty with First Union
                          National Bank

(6) 10.2        10.13     Amended and Restated 364-Day Credit Agreement dated as
                          of October 15, 1998, by and among the Company, as Borrower, the Lenders referred to therein and First
                          Union National Bank, as Administrative Agent

(6) 10.3        10.14     Amended and Restated Three-Year Credit Agreement dated
                          as of October 15, 1998, by and among the Company, as Borrower, the Lenders referred to therein and First
                          Union National Bank, as Administrative Agent

(7) 10.2        10.15     Master Joinder Agreement dated as of January 1,1999
                          to the Credit Agreements referred to therein, by an among the Company, Jones Apparel Group USA, Inc. and
                          Jones Apparel Group Holdings, Inc. as credit parties, and First Union National Bank, as Administrative Agent

(11) 10.53      10.16     License Agreement dated as of August 1, 1995 by and
                          between PRL USA, Inc., as assignee of Polo Ralph
                          Lauren Corporation, successor to Polo Ralph Lauren,
                          L.P., and Sun Apparel, Inc., as amended to date

(11) 10.54      10.17     Design Services Agreement dated as of August 1, 1995
                          by and between Polo Ralph Lauren Corporation, successor to Polo Ralph Lauren, L.P., and Sun Apparel,
                          Inc., as amended to date

(1) 10.1        10.18     Employment Agreement dated September 10, 1998, by and
                          between SAI Acquisition Corp. and Eric A. Rothfeld

   *            10.19     License Agreement between the Registrant and Polo
                          Ralph Lauren, L.P., dated May 11, 1998#

   *            10.20     Design Services Agreement between the Registrant and
                          Polo Ralph Lauren, L.P., dated May 11, 1998#

   *            11        Computation of Earnings per Share

   *            12        Computation of Ratio of Earnings to Fixed Charges

   *            21        List of Subsidiaries

   *            23        Consent of BDO Seidman, LLP

   *            27        Financial Data Schedule (12)

   *            27.1      Restated Financial Data Schedules for the Years ended
                          December 31, 1997 and 1996 (12)

   *            27.2      Restated Financial Data Schedules for the Three Months
                          ended March 30, 1997, the Six Months ended June 29,
                          1997 and the Nine Months ended September 28, 1997 (12)

Incorporated
by Reference    Exhibit
to Exhibit      Nos.      Description of Exhibit
------------    -------   ----------------------

   *            27.3      Restated Financial Data Schedule for the Three Months
                          ended March 29, 1998 (12)
____________________
*    Filed herewith.

# Portions deleted pursuant to application for confidential treatment under Rule 24B-2 of the Securities Exchange Act of 1934.

     Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the Company's Current Report on Form 8-K dated September 24, 1998.

(2) Incorporated by reference to the Company's Current Report on Form 8-K dated March 2, 1999.

(3) Incorporated by Reference to the Company's Registration Statement on Form S-1 (file No. 33-39742).

(4) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(5) Incorporated by reference to the Company's Form S-4, filed on December 9, 1998.

(6) Incorporated by reference to Shelf Registration Statement on Form S-3, filed on October 28, 1998 (Registration No. 333-66223).

(7) Incorporated by reference to Form S-4/A, filed on January 25, 1999 (Registration No. 333-68587).

(8) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(9) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(10) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(11) Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the nine months ended September 27, 1998.

(12) Submitted as an exhibit only in the electronic format of this Annual Report on Form 10-K submitted to the Securities and Exchange Commission.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Jones Apparel Group, Inc.
New York, New York

The audits referred to in our dated February 5, 1999, except as to Note 19, which is as of March 2, 1999 relating to the consolidated financial statements of Jones Apparel Group, Inc. and subsidiaries which is contained in Item 8 of Form 10-K, included the audits of the financial statement schedule listed in the accompanying index for each of the three years ended December 31, 1998. The financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

                                                    /s/ BDO Seidman, LLP

                                                    BDO Seidman, LLP

New York, New York
February 5, 1999, except as to Note 19,
which is as of March 2, 1999

                                                                   SCHEDULE II

            JONES APPAREL GROUP, INC. AND SUBSIDIARIES

                VALUATION AND QUALIFYING ACCOUNTS
           YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                          (In Thousands)




          Column A                   Column B             Column C            Column D     Column E
-------------------------------      ----------   -------------------------   ----------   ---------
                                                         Additions
                                                  -------------------------
                                     Balance at   Charged to    Charged to                 Balance
                                     beginning    costs and     other         Deductions   at end of
Description                          of period    expenses      accounts         <F1>      period
------------                         ----------   ----------    -----------   ----------   ---------
For the year ended
  December 31, 1996:
    Allowance for doubtful accounts      $2,257       $(800)           $  -        $(806)    $2,263


For the year ended
  December 31, 1997:
    Allowance for doubtful accounts      $2,263     $(1,870)           $  -       $2,374     $2,767


For the year ended
  December 31, 1998:
    Allowance for doubtful accounts      $2,767       $(188)           $  -         $724     $3,303


<F1>  Doubtful accounts written off (recovered) against accounts receivable.