Form 10-Q
period 1999-04-04
JONES APPAREL GROUP INC
filed 1999-05-14
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 4, 1999

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

YES   [X]         NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                  Outstanding at May 11, 1998
$.01 par value                         104,593,903

JONES APPAREL GROUP, INC.


Index

PART I. FINANCIAL INFORMATION                                      Page No.
                                                                   --------
     Financial Statements:
          Consolidated Balance Sheets
            April 4, 1999 and December 31, 1998.................       3
          Consolidated Statements of Income
            Quarters ended April 4, 1999 and March 29, 1998.....       4
          Consolidated Statements of Stockholders' Equity
            Quarters ended April 4, 1999 and March 29, 1998.....       5
          Consolidated Statements of Cash Flows
            Quarters ended April 4, 1999 and March 29, 1998.....       6

     Notes to Consolidated Financial Statements.................     7 - 9

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations......................    10 - 14


PART II. OTHER INFORMATION......................................    15 - 16


JONES APPAREL GROUP, INC.
CONSOLIDATED BALANCE SHEETS


                                                                                              April 4,      December 31,
                                                                                                 1999              1998
                                                                                           ----------       -----------
                                                                                           (Unaudited)
ASSETS
CURRENT:
  Cash and cash equivalents.............................................................   $   96,513        $  129,024
  Accounts receivable, net of allowance of $5,447 and $3,303 for doubtful accounts......      328,040           169,225
  Inventories...........................................................................      274,046           268,175
  Receivable from and advances to contractors...........................................       19,725            19,207
  Deferred taxes........................................................................       29,900            32,143
  Prepaid expenses and other current assets.............................................       15,601            14,069
                                                                                            ---------         ---------
    TOTAL CURRENT ASSETS................................................................      763,825           631,843

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $81,801 and $76,460..................................      154,211           156,043
GOODWILL, less accumulated amortization of $5,418 and $2,714............................      319,638           323,009
OTHER INTANGIBLES, less accumulated amortization of $10,488 and $9,919..................       31,182            29,705
OTHER ASSETS............................................................................       53,847            48,072
                                                                                            ---------         ---------
                                                                                           $1,322,703        $1,188,672
                                                                                            =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt and capital lease obligations.......................   $    6,247        $    6,522
  Accounts payable......................................................................      133,949           100,282
  Income taxes payable..................................................................       39,467            13,654
  Accrued interest......................................................................        1,473             5,369
  Accrued expenses and other current liabilities........................................       71,187            48,061
                                                                                            ---------         ---------
    TOTAL CURRENT LIABILITIES...........................................................      252,323           173,888
                                                                                            ---------         ---------

NONCURRENT LIABILITIES:
  Long-term debt........................................................................      378,831           379,247
  Obligations under capital leases......................................................       34,482            35,406
  Other.................................................................................        5,758             5,782
                                                                                            ---------         ---------
    TOTAL NONCURRENT LIABILITIES........................................................      419,071           420,435
                                                                                            ---------         ---------
    TOTAL LIABILITIES...................................................................      671,394           594,323
                                                                                            ---------         ---------


STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value - shares authorized 1,000; none issued................            -                 -
  Common stock, $.01 par value - shares authorized 200,000;
   issued 115,571 and 115,412...........................................................        1,156             1,154
  Additional paid in capital............................................................      237,059           234,787
  Retained earnings.....................................................................      648,180           593,781
  Accumulated other comprehensive income................................................       (2,000)           (2,287)
                                                                                            ---------         ---------
                                                                                              884,395           827,435
  Less treasury stock, 11,918 shares, at cost...........................................     (233,086)         (233,086)
                                                                                            ---------         ---------
    TOTAL STOCKHOLDERS' EQUITY..........................................................      651,309           594,349
                                                                                            ---------         ---------
                                                                                           $1,322,703        $1,188,672
                                                                                            =========         =========

All amounts in thousands except per share data
See notes to consolidated financial statements

JONES APPAREL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                 Quarter ended
                                                         --------------------------
                                                              April 4,     March 29,
                                                                 1999          1998
                                                         ------------  ------------

Net sales...............................................     $574,808      $380,151
Licensing income........................................        4,287         3,623
                                                              -------       -------
Total revenues..........................................      579,095       383,774
Cost of goods sold......................................      364,766       252,561
                                                              -------       -------
Gross profit............................................      214,329       131,213

Selling, general and administrative expenses............      115,758        67,193
Amortization of goodwill................................        2,703             -
                                                              -------       -------
Operating income........................................       95,868        64,020

Net interest expense....................................        6,689         1,239
                                                              -------       -------
Income before provision for income taxes................       89,179        62,781

Provision for income taxes..............................       34,780        24,171
                                                              -------       -------
Net income..............................................      $54,399       $38,610
                                                              =======       =======

Earnings per share
  Basic.................................................        $0.53         $0.38
  Diluted...............................................        $0.51         $0.37

Weighted average common shares and
share equivalents outstanding
  Basic.................................................      103,595       100,733
  Diluted...............................................      107,167       104,327

All amounts in thousands except per share data
See notes to consolidated financial statements


JONES APPAREL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

                                                                                                          Accumulated
                                                          Total                Additional                       other
                                                  stockholders'      Common       paid-in   Retained    comprehensive    Treasury
                                                         equity       stock       capital   earnings           income       stock
                                                  -------------     -------   -----------   --------    -------------   ---------

Balance, December 31, 1997......................       $435,632        $545      $122,582   $438,917          ($1,524)  ($124,888)

Quarter ended March 29, 1998:

Comprehensive income
  Net income....................................         38,610           -             -     38,610                -           -
  Foreign currency translation adjustments......             98           -             -          -               98           -
                                                  -------------
    Total comprehensive income..................         38,708
                                                  -------------
Amortization of deferred compensation in
 connection with executive stock options........             73           -            73          -                -           -

Exercise of stock options.......................          4,276           2         4,374          -                -        (100)

Tax benefit derived from exercise of
 stock options..................................          2,595           -         2,595          -                -           -

Treasury stock acquired.........................        (41,159)          -             -          -                -     (41,159)
                                                  -------------     -------   -----------   --------    -------------   ---------
Balance, March 29, 1998.........................       $440,125      $  547      $129,624   $477,527          ($1,426)  ($166,147)
                                                  =============     =======   ===========   ========    =============   =========

                                                                                                          Accumulated
                                                          Total                Additional                       other
                                                  stockholders'      Common       paid-in   Retained    comprehensive    Treasury
                                                         equity       stock       capital   earnings           income       stock
                                                  -------------     -------   -----------   --------    -------------   ---------

Balance, December 31, 1998......................       $594,349      $1,154      $234,787   $593,781          ($2,287)  ($233,086)

Quarter ended April 4, 1999:

Comprehensive income
  Net income....................................         54,399           -             -     54,399                -           -
  Foreign currency translation adjustments......            287           -             -          -              287           -
                                                  -------------
    Total comprehensive income..................         54,686
                                                  -------------
Amortization of deferred compensation in
 connection with executive stock options........             48           -            48          -                -           -

Exercise of stock options.......................          1,366           2         1,364          -                -           -

Tax benefit derived from exercise of
 stock options..................................            885           -           885          -                -           -

Other...........................................            (25)          -           (25)         -                -           -
                                                  -------------     -------   -----------   --------    -------------   ---------
Balance, April 4, 1999..........................       $651,309      $1,156      $237,059   $648,180          ($2,000)  ($233,086)
                                                  =============     =======   ===========   ========    =============   =========



All amounts in thousands
See notes to consolidated financial statements


JONES APPAREL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                   Quarter ended
                                                                                            ---------------------------
                                                                                              April 4,         March 29,
                                                                                                 1999              1998
                                                                                            ---------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income.................................................................................. $ 54,399          $ 38,610
                                                                                             --------          --------
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.............................................................   10,427             3,308
  Provision for losses on accounts receivable...............................................    2,392               213
  Deferred taxes............................................................................    1,093            (2,912)
  Other.....................................................................................      481               179

  (Increase) decrease in:
    Trade receivables....................................................................... (161,039)         (101,336)
    Inventories.............................................................................   (5,615)           12,399
    Prepaid expenses and other current assets...............................................   (1,995)            1,306
    Other assets............................................................................   (5,127)             (338)

  Increase (decrease) in:
    Accounts payable........................................................................   33,650            (9,097)
    Taxes payable...........................................................................   26,672            37,912
    Accrued expenses and other current liabilities..........................................   19,049             1,721
                                                                                             --------          --------
      Total adjustments.....................................................................  (80,012)          (56,645)
                                                                                             --------          --------
Net cash used in operating activities.......................................................  (25,613)          (18,035)
                                                                                             --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................................................   (5,130)           (6,795)
  Adjustments to acquisition of Sun Apparel, Inc. ..........................................      668                 -
  Acquisition of trademarks.................................................................   (2,046)                -
  Decrease in cash restricted for capital additions.........................................        -             2,011
  Other.....................................................................................       39              (122)
                                                                                             --------          --------
Net cash used in investing activities.......................................................   (6,469)           (4,906)
                                                                                             --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term borrowings.........................................................        -            36,111
  Net payments under long-term credit facilities............................................     (499)             (255)
  Principal payments on capitalized leases..................................................   (1,138)             (830)
  Acquisition of treasury stock.............................................................        -           (41,159)
  Proceeds from exercise of stock options...................................................    1,366             4,276
  Other.....................................................................................     (148)                -
                                                                                             --------          --------
Net cash used in financing activities.......................................................     (419)           (1,857)
                                                                                             --------          --------

EFFECT OF EXCHANGE RATES ON CASH............................................................      (10)               29
                                                                                             --------          --------

NET DECREASE IN CASH AND CASH EQUIVALENTS...................................................  (32,511)          (24,769)

CASH AND CASH EQUIVALENTS, beginning of period..............................................  129,024            40,134
                                                                                             --------          --------
CASH AND CASH EQUIVALENTS, end of period.................................................... $ 96,513          $ 15,365
                                                                                             ========          ========

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

  In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 1999. The Company reports interim results in 13 week quarters; however, the annual reporting period is the calendar year.


2.  Inventories

  Inventories are summarized as follows (amounts in thousands):

                                            April 4,    December 31,
                                               1999            1998
                                           --------    ------------

 Raw materials..........................   $ 34,915        $ 33,928
 Work in process........................     43,043          43,041
 Finished goods.........................    196,088         191,206
                                           --------        --------
                                           $274,046        $268,175
                                           ========        ========

3.  Statement of Cash Flows

Quarter Ended:                              April 4,    December 31,
(In thousands)                                 1999            1998
                                           --------    ------------

Supplemental disclosures of cash flow information:
 Cash paid during the quarter for:
  Interest..............................   $ 11,717         $ 1,556
  Income taxes..........................      4,392           1,406

Supplemental disclosures of non-cash
 investing and financing activities:
  Equipment acquired through capital
   lease financing......................          -          12,054
  Tax benefits related to stock options         885           2,595

JONES APPAREL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


4.  New Accounting Standards

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


6.  Pending Acquisition

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

  The Company will exchange approximately one-half of a share of its common stock and $13 in cash for each Nine West common share. For accounting purposes, the shares of the Company's common stock issued to Nine West shareholders will be valued at $24.35, the average closing market price of the Company's common stock during the week the acquisition was announced. Total consideration to be paid for the Nine West common shares and outstanding options will be approximately $924 million, with the transaction having a total value (including assumed debt) of approximately $1.4 billion. As of March 2, 1999, Nine West had approximately 34 million common shares outstanding. The acquisition will be accounted for under the purchase method of accounting. The transaction is expected to close by the end of June 1999.

JONES APPAREL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


7.  Supplemental Pro Forma Condensed Financial Information

  On January 1, 1999, Jones Apparel Group, Inc. consummated a corporate reorganization under which two new wholly-owned subsidiaries named Jones Apparel Group USA, Inc. ("Jones USA") and Jones Apparel Group Holdings, Inc. ("Jones Holdings") were created. On that date, the operating assets of Jones Apparel Group, Inc. were transferred to Jones USA and Jones USA assumed the role of obligor of the Senior Notes due 2001 (the "Senior Notes") with Jones Apparel Group, Inc. remaining and Jones Holdings becoming co-obligors of the Senior Notes (which were issued on October 2, 1998 in conjunction with the acquisition of Sun Apparel, Inc.). The following condensed financial information represents the results of Jones USA for the first quarter of 1999 and pro forma information for the first quarter of 1998 assuming the reorganization had taken place on January 1, 1998 (all amounts in thousands). Separate pro forma financial statements and other disclosures concerning Jones USA and Jones Holdings are not presented as such information is not considered material to the holders of the Senior Notes.


                                                                 March 29, 1998
   On or for the quarter ended:                 April 4, 1999      (pro forma)
                                                -------------    --------------

   Current assets                                    $592,838          $453,064
   Noncurrent assets                                  146,892           109,014
   Current liabilities                                327,467           497,184
   Noncurrent liabilities                             412,236            38,530
   Excess of net assets acquired over cost                  -             1,075

   Total revenues                                     404,941           355,472
   Gross profit                                       139,844           114,739
   Operating income                                    53,862            43,953
   Net income                                          28,502            25,332

JONES APPAREL GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


General

  The following discussion provides information and analysis of the Company's results of operations for the quarters ended April 4, 1999 and March 29, 1998, respectively, and its liquidity and capital resources. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere herein.


Results of Operations

Statements of Income Expressed as a Percentage of Total Revenues

                                                         Quarter ended
                                                    ----------------------
                                                     April 4,     March 29,
                                                        1999          1998
                                                    --------      --------
  Net sales                                            99.3%         99.1%
  Licensing income                                      0.7%          0.9%
                                                    --------      --------
     Total revenue                                    100.0%        100.0%
  Cost of goods sold                                   63.0%         65.8%
                                                    --------      --------
     Gross profit                                      37.0%         34.2%
  Selling, general and administrative expenses         20.0%         17.5%
  Amortization of goodwill                              0.5%            -
                                                    --------      --------
     Operating income                                  16.6%         16.7%
  Net interest expense                                  1.2%          0.3%
                                                    --------      --------
     Income before provision for income taxes          15.4%         16.4%
  Provision for income taxes                            6.0%          6.3%
                                                    --------      --------
     Net income                                         9.4%         10.1%
                                                    ========      ========
                                      Totals may not agree due to rounding.


Quarter Ended April 4, 1999 Compared to Quarter Ended March 29, 1998

  Net Sales. Net sales for the thirteen weeks ended April 4, 1999 (hereinafter referred to as the "first quarter of 1999") increased 51.2%, or $194.6 million, to $574.8 million, compared to $380.2 million for the thirteen weeks ended March 29, 1998 (hereinafter referred to as the "first quarter of 1998"). The increase was due to an increase in the number of units shipped, primarily the result of four additional shipping days in the first quarter of 1999 compared to the first quarter of 1998 (approximately $40.0 million of the increase) and the inclusion of product lines added as part of the Sun Apparel, Inc. ("Sun") acquisition in the fourth quarter of 1998 ($143.3 million of the increase). The breakdown of net sales by category for both periods is as follows:

JONES APPAREL GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


                           First         First
                         Quarter       Quarter       Increase/      Percent
(In millions)            of 1999       of 1998      (Decrease)       Change
                         -------       -------       --------       -------
Career sportswear         $167.4        $171.5          $(4.1)        (2.4%)
Casual sportswear          202.8          84.2          118.6        140.9%
Lifestyle collection       132.5          92.6           39.9         43.1%
Suits, dress, and other     72.1          31.9           40.3        126.7%
                         -------       -------       --------       -------
 Net sales                $574.8        $380.2         $194.7         51.2%
                         =======       =======       ========       =======

  The decrease in Career sportswear is primarily attributable to a decrease in shipments in the Evan-Picone line, which is in the process of being repositioned from the better to the moderate market for Fall 1999. Additionally, although unit shipments were up, net sales for the Jones New York label decreased due to lower unit selling prices in various product categories as well as a change in product mix to a "softer" styling. The increase in Casual was due to increased shipments of Jones New York Sport and the addition of Polo Jeans since the acquisition of Sun in October 1998. The increase in Lifestyle collection was primarily due to a large increase in shipments under the Lauren by Ralph Lauren label. The increase in suits, dress, and other was mainly the result of the addition of the Sun private label jeans business.

  Licensing Income. Licensing income increased $0.7 million to $4.3 million in the first quarter of 1999 compared to $3.6 million in the first quarter of 1998. Income from licenses under the Jones New York and Evan-Picone labels increased $0.6 million and $0.1 million, respectively.

  Gross Profit. The gross profit margin increased to 37.0% in the first quarter of 1999 compared to 34.2% in the first quarter of 1998. This improvement was attributable to the increase in sales of the Lifestyle collection and the addition of the Polo Jeans label, both of which carry higher margins than the corporate average, as well as a shift in the business towards casual styling (including the "softer" styling of the Jones New York label) which carry lower overseas production costs, the favorable impact of currency devaluations in Asia, and continued improvement in inventory management.

  SG&A Expenses. Selling, general and administrative expenses ("SG&A" expenses) of $115.8 million in the first quarter of 1999 represented an increase of $48.6 million over the first quarter of 1998. As a percentage of total revenues, SG&A expenses increased to 20.0% in the first quarter of 1999 from 17.5% for the comparable period in 1998. In addition to increased royalty and advertising expenses, Sun accounted for $32.2 million of the first quarter 1999 total and retail store operating expenses increased $2.5 million over the first quarter of 1998.

  Operating Income. The resulting first quarter of 1999 operating income of $95.9 million increased 49.7%, or $31.9 million, over the $64.0 million achieved during the first quarter of 1998. The operating margin decreased to 16.6% in the first quarter of 1999 from 16.7% in the first quarter of 1998 as the gains in gross profit margin were offset by a higher ratio of SG&A expenses to revenues and the amortization of goodwill resulting from the Sun acquisition.

JONES APPAREL GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


  Net Interest Expense. Net interest expense was $6.7 million in the first quarter of 1999 compared to $1.2 million in the comparable period of 1998, primarily as a result of the debt incurred to finance the Sun acquisition.

  Provision for Income Taxes. The effective income tax rate was 39.0% for the first quarter of 1999 compared to 38.5% for the first quarter of 1998. The increase was primarily due to the nondeductibility of goodwill amortization in the first quarter of 1999.

  Net Income. Net income increased 40.9% to $54.4 million in the first quarter of 1999, an increase of $15.8 million over the net income of $38.6 million earned in the first quarter of 1998. Net income as a percentage of total revenues was 9.4% in the first quarter of 1999 and 10.1% in the first quarter of 1998.

Liquidity and Capital Resources

  The Company's principal capital requirements have been to fund working capital needs, capital expenditures and to repurchase the Company's common stock on the open market. The Company has historically relied primarily on internally generated funds, trade credit and bank borrowings to finance its operations and expansion. As of April 4, 1999, total cash and cash equivalents were $96.5 million, an $81.1 million increase over the $15.4 million reported as of March 29, 1998 and a decrease of $32.5 million from the $129.0 million reported as of December 31, 1998.

  Cash Used in Operations. Net cash used in operations was $25.6 million in the first quarter of 1999 compared to $18.0 million in the first quarter of 1998. While net income before depreciation and amortization increased $22.9 million in the first quarter of 1999, the effect was offset by a larger increase in trade receivables in the first quarter of 1999 than in the first quarter of 1998.
This increase was largely due to the sales increase over the respective prior period and the inclusion of Sun in the first quarter of 1999.

  Cash Used in Investing Activities. Net cash used in investing activities increased $1.6 million in the first quarter of 1999 over the first quarter of 1998, primarily as a result of the acquisition of certain trademarks.

  Cash Used in Financing Activities. Net cash used in financing activities was $0.4 million in the first quarter of 1999, which was $1.5 million less than for the same period in 1998. The Company repurchased $41.2 million of its common stock on the open market during the first quarter of 1998 and none during the first quarter of 1999. A total of $232.1 million has been expended under announced programs to acquire up to $300.0 million of such shares. The Company may authorize additional share repurchases in the future depending on, among other things, market conditions and the Company's financial condition. Proceeds from the issuance of common stock to employees exercising stock options amounted to $1.4 million and $4.3 million in the first quarters of 1999 and 1998, respectively.

  In connection with the Sun acquisition, the Company replaced its existing credit agreements with $265.0 million of 6.25% three-year Senior Notes due 2001, and entered into an agreement with First Union National Bank, as administrative agent, and other lending institutions to borrow an aggregate principal amount of up to $550.0 million under Senior Credit Facilities. The Senior Notes, all of which were outstanding at April 4, 1999, pay interest semiannually on April 1 and October 1 of each year.

JONES APPAREL GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

These notes contain certain covenants, including, among others, restrictions on liens, sale-leaseback transactions, and additional secured debt. The Senior Credit Facilities consist of (i) a $150 million Three-Year Revolving Credit Facility, (ii) a $300 million 364-Day Revolving Credit Facility, the entire amount of which is available for trade letters of credit or cash borrowings, and (iii) a $100 million Three-Year Term Loan Facility.

  At April 4, 1999, $219.3 million was outstanding under the 364-Day Revolving Credit Facility (which was comprised of the Company's letters of credit outstanding on that date) and $100.0 million was outstanding under the Company's Three-Year Term Loan Facility. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require the Company to satisfy an earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents coverage ratio, and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limiting the Company's ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers, and pay dividends.

  The Company also has unsecured lines of credit for $50 million with First Union National Bank and C$5 million with the Bank of Montreal. No amounts were outstanding under these lines at April 4, 1999.

  The Company believes that funds generated by operations, the Senior Notes, the Senior Credit Facilities and the other unsecured lines of credit mentioned above will provide the financial resources sufficient to meet its foreseeable working capital, letter of credit, capital expenditure and stock repurchase requirements and any ongoing obligations to the former Sun shareholders.

  In April 1999, the Company received a commitment from First Union National Bank to amend and replace its existing credit facilities as a result of the pending acquisition of Nine West Group Inc. (see Note 6 of Notes to Consolidated Financial Statements). The amended facilities will provide a $550 million 364-day Revolving Credit Facility, the entire amount of which will be available for trade letters of credit or cash borrowings, and a $700 million Five-Year Revolving Credit Facility. The Company also intends to borrow an additional $300 million to finance a portion of the acquisition through either bond financing or additional bank borrowings.

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

  The Company has assessed, with both internal and external resources, the impact of Year 2000 issues on its information and non-information technology systems. As part of this process, the Company retained the services of an independent consultant that specializes in Year 2000 evaluation and remediation work. In addition, the Company has developed a plan with respect to the Year 2000 readiness of its internal technology systems. This plan involves (i) creating awareness inside the

JONES APPAREL GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


Company of Year 2000 issues, (ii) analyzing the Company's Year 2000 state of readiness, (iii) testing, correcting and updating systems and computer software as needed, and (iv) incorporating the corrected or updated systems and software into the Company's business. The Company has moved into the testing and correcting phase with respect to those technology systems that have been identified as having Year 2000 issues. The Company anticipates substantially completing the implementation of this plan by the middle of 1999; however, it may revise the estimated date of completion of this plan based upon any unforeseen delays in implementing such plan.

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

  As of April 4, 1999, the Company had incurred approximately $465,000 in direct external costs related to the Year 2000 issue. The Company does not separately track the internal costs incurred for Year 2000 projects as such costs are principally the related payroll costs for the management information systems service group. The Company believes that additional costs related to the Year 2000 issue will not be material to its business, operations or financial condition. However, estimates of Year 2000 related costs are based on numerous assumptions and there is no certainty that estimates will be achieved and actual costs could be materially greater than anticipated. The Company anticipates that it will fund its additional Year 2000 costs from current working capital.

JONES APPAREL GROUP, INC.
OTHER INFORMATION

Item 1.  Legal Proceedings

  On or about January 13 or January 14, 1999, 23 unidentified Asian garment workers filed a purported class-action lawsuit against 22 garment manufacturers with factories located in Saipan (part of the U.S. Commonwealth of the Northern Mariana Islands) . The lawsuit, filed in federal court in Saipan, alleges violations of federal labor statutes, and other laws. Also on or about January 13, 1999, a similarly unidentified group of garment workers represented by some of the same law firms which brought the Saipan case filed a similar class-action lawsuit in federal court in Los Angeles against 11 Saipan garment manufacturers (including ten named in the first suit) and 17 U.S. clothing retailers and designers, including the Company, alleging violations of federal racketeering statutes and other laws, based on allegedly unfair and illegal treatment of foreign workers. Also on or about January 13, 1999, a third lawsuit was filed in state court in San Francisco by a labor union and three nonprofit groups asserting claims of unlawful and unfair business practices and misleading advertising against all the retailers and designers named in the Los Angeles action, including the Company, one additional retailer and other unnamed defendants. The two suits against the Company seek unspecified compensatory and punitive damages as well as injunctive relief. The Company has reviewed the pleadings. On March 29, 1999, the company filed a demurrer (a motion to dismiss) in state court in San Francisco with respect to the state suit. On March 29, 1999, the customer defendants (including the Company) and the manufacturer defendants filed motions requesting a transfer of the Los Angeles federal case to the federal district court in Saipan. On April 12, 1999, the customer defendants (including the Company) filed a motion to dismiss in federal court in Los Angeles requesting that the court dismiss the federal suit. Counsel for plaintiffs have attempted to initiate discovery of customer defendants (including the Company) in the federal case which may delay resolution of the transfer motion. At this early stage, the Company is not in a position to evaluate the likelihood of an unfavorable outcome.

Item 5.  Other information

Statement Regarding Forward-looking Disclosure

  This Report includes, and incorporates by reference, "forward-looking statements" within the meaning of the securities laws. All statements regarding the Company's expected financial position, business and financing plans are forward-looking statements. Forward-looking statements also include representations of the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of national and regional economic conditions, the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, customer acceptance of both new designs and newly-introduced product lines, financial difficulties encountered by customers, the Company's ability to complete the proposed acquisition of Nine West Group Inc., the effects of vigorous competition in the markets in which the Company operates, and the integration of Sun Apparel, Inc., Nine West Group, Inc., or other acquired businesses into the Company's existing operations. All statements other than statements of historical facts included in this Report, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition," are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Report in conjunction with the forward-looking statements. All subsequent written and oral

JONES APPAREL GROUP, INC.
OTHER INFORMATION (CONTINUED)

forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.


Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K

  During the quarter ended April 4, 1999, three Current Reports on Form 8-K were filed with the Commission by the Company as follows:


  (1) A Current Report on Form 8-K, dated January 1, 1999, announcing the consummation of a corporate reorganization of the Company.

  (2) A Current Report on Form 8-K, dated January 13, 1999, announcing a class-action lawsuit against Saipan garment manufacturers and U. S. clothing retailers and manufacturers, including the Company.

  (3) A Current Report on Form 8-K, dated March 2, 1999, announcing that the Company had entered into an Agreement and Plan of Merger with Nine West Group Inc.


SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    JONES APPAREL GROUP, INC.
                                                                 (Registrant)

Date: May 14, 1999                           By             /s/ Sidney Kimmel
                                                 ----------------------------
                                                                SIDNEY KIMMEL
                                                      Chief Executive Officer


                                             By            /s/ Wesley R. Card
                                                 ----------------------------
                                                               WESLEY R. CARD
                                                      Chief Financial Officer