Form 10-Q
period 1999-07-04
JONES APPAREL GROUP INC
filed 1999-08-17
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 4, 1999

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

YES   [X]         NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                  Outstanding at August 12, 1999
$.01 par value                         122,423,840

JONES APPAREL GROUP, INC.


Index

PART I. FINANCIAL INFORMATION                                      Page No.
                                                                   --------
Item 1.   Financial Statements

          Consolidated Balance Sheets
            July 4, 1999 and December 31, 1998..................       3
          Consolidated Statements of Income
            Quarters and six months ended July 4, 1999
            and March 29, 1998..................................       4
          Consolidated Statements of Stockholders' Equity
            Six months ended July 4, 1999 and March 29, 1998....       5
          Consolidated Statements of Cash Flows
            Six months ended July 4, 1999 and March 29, 1998....       6

          Notes to Consolidated Financial Statements............       7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...................      12

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk.....................................      18


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.....................................      19

Item 4.   Submission of Matters to a Vote of Security Holders...      20

Item 5.   Other Information.....................................      21

Item 6.   Exhibits and Reports on Form 8-K......................      21

Signatures......................................................      22

Index to Exhibits...............................................      23

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


JONES APPAREL GROUP, INC.
CONSOLIDATED BALANCE SHEETS


                                                                                               July 4,      December 31,
                                                                                                 1999              1998
                                                                                           ----------       -----------
                                                                                           (Unaudited)
ASSETS
CURRENT:
  Cash and cash equivalents.............................................................   $   45,603        $  129,024
  Accounts receivable...................................................................      262,554           169,225
  Inventories...........................................................................      772,446           268,175
  Receivable from and advances to contractors...........................................       24,795            19,207
  Deferred taxes........................................................................       78,815            32,143
  Prepaid expenses and other current assets.............................................       72,890            14,069
                                                                                            ---------         ---------
    TOTAL CURRENT ASSETS................................................................    1,257,103           631,843

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $179,663 and $76,460.................................      269,307           156,043
GOODWILL, less accumulated amortization of $9,198 and $2,714............................    1,061,347           323,009
OTHER INTANGIBLES, less accumulated amortization of $11,232 and $9,919..................      170,036            29,705
DEFERRED INCOME TAXES...................................................................       26,356             2,261
OTHER ASSETS............................................................................       84,899            45,811
                                                                                            ---------         ---------
                                                                                           $2,869,048        $1,188,672
                                                                                            =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Short-term borrowings..................................................................   $  154,661        $        -
  Current portion of long-term debt and capital lease obligations.......................        8,936             6,522
  Accounts payable......................................................................      199,691           100,282
  Income taxes payable..................................................................            -            13,654
  Accrued costs of closing stores and other facilities..................................       38,227                 -
  Accrued compensation..................................................................       29,090             9,979
  Accrued interest and bank fees........................................................       17,702             5,369
  Accrued expenses and other current liabilities........................................      131,265            38,082
                                                                                            ---------         ---------
    TOTAL CURRENT LIABILITIES...........................................................      579,572           173,888
                                                                                            ---------         ---------

NONCURRENT LIABILITIES:
  Long-term debt........................................................................    1,055,316           379,247
  Obligations under capital leases......................................................       33,561            35,406
  Other.................................................................................       66,391             5,782
                                                                                            ---------         ---------
    TOTAL NONCURRENT LIABILITIES........................................................    1,155,268           420,435
                                                                                            ---------         ---------
    TOTAL LIABILITIES...................................................................    1,734,840           594,323
                                                                                            ---------         ---------


STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value - shares authorized 1,000; none issued................            -                 -
  Common stock, $.01 par value - shares authorized 200,000;
   issued 134,193 and 115,412...........................................................        1,342             1,154
  Additional paid in capital............................................................      687,504           234,787
  Retained earnings.....................................................................      680,066           593,781
  Accumulated other comprehensive income................................................       (1,618)           (2,287)
                                                                                            ---------         ---------
                                                                                            1,367,294           827,435
  Less treasury stock, 11,918 shares, at cost...........................................     (233,086)         (233,086)
                                                                                            ---------         ---------
    TOTAL STOCKHOLDERS' EQUITY..........................................................    1,134,208           594,349
                                                                                            ---------         ---------
                                                                                           $2,869,048        $1,188,672
                                                                                            =========         =========

All amounts in thousands except per share data
See notes to consolidated financial statements

JONES APPAREL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                         Quarter ended         Six Months ended
                                                     --------------------   ---------------------
                                                         July 4,  June 28,      July 4,   June 28,
                                                           1999      1998         1999       1998
                                                     ----------  --------   ----------   --------

Net sales.......................................     $505,942    $305,361   $1,080,749   $685,512
Licensing income................................        4,443       3,193        8,730      6,816
                                                      -------     -------    ---------    -------
Total revenues..................................      510,385     308,554    1,089,479    692,328
Cost of goods sold..............................      303,936     201,086      668,702    453,647
Purchase accounting adjustments to cost
  of goods sold <F1>............................        6,508           -        6,508          -
                                                      -------     -------    ---------    -------
Gross profit....................................      199,941     107,468      414,269    238,681

Selling, general and administrative expenses....      134,082      66,405      249,839    133,599
Amortization of goodwill........................        3,781           -        6,484          -
                                                      -------     -------    ---------    -------
Operating income................................       62,078      41,063      157,946    105,082

Net interest expense............................        9,807         351       16,495      1,590
                                                      -------     -------    ---------    -------
Income before provision for income taxes........       52,271      40,712      141,451    103,492

Provision for income taxes......................       20,386      15,674       55,166     39,844
                                                      -------     -------    ---------    -------
Net income......................................      $31,885     $25,038      $86,285    $63,648
                                                      =======     =======    =========    =======

Earnings per share
  Basic.........................................        $0.29       $0.25        $0.81      $0.63
  Diluted.......................................        $0.28       $0.24        $0.78      $0.61

Weighted average common shares and
share equivalents outstanding
  Basic.........................................      108,525     100,841      106,020    100,788
  Diluted.......................................      113,114     105,085      110,100    104,707

All amounts in thousands except per share data
See notes to consolidated financial statements

<F1> Reflects a non-cash increase in cost of goods sold attributable to the fair value of inventory over FIFO cost, recorded as a result of the acquisition of Nine West Group Inc. as required by the purchase method of accounting.



JONES APPAREL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

                                                                                                          Accumulated
                                                          Total                Additional                       other
                                                  stockholders'      Common       paid-in   Retained    comprehensive    Treasury
                                                         equity       stock       capital   earnings           income       stock
                                                  -------------     -------   -----------   --------    -------------   ---------

Balance, December 31, 1997......................       $435,632        $545      $122,582   $438,917          ($1,524)  ($124,888)

Six months ended June 28, 1998:

Comprehensive income
  Net income....................................         63,648           -             -     63,648                -           -
  Foreign currency translation adjustments......           (276)          -             -          -             (276)          -
                                                  -------------
    Total comprehensive income..................         63,372
                                                  -------------
Amortization of deferred compensation in
 connection with executive stock options........            138           -           138          -                -           -

Exercise of stock options.......................          7,993           5         8,088          -                -        (100)

Tax benefit derived from exercise of
 stock options..................................          5,429           -         5,429          -                -           -

Effect of 2-for-1 stock split...................              -         549          (549)         -                -           -

Treasury stock acquired.........................        (43,823)          -             -          -                -     (43,823)
                                                  -------------     -------   -----------   --------    -------------   ---------
Balance, June 28, 1998..........................       $468,741      $1,099      $135,688   $502,565          ($1,800)  ($168,811)
                                                  =============     =======   ===========   ========    =============   =========

                                                                                                          Accumulated
                                                          Total                Additional                       other
                                                  stockholders'      Common       paid-in   Retained    comprehensive    Treasury
                                                         equity       stock       capital   earnings           income       stock
                                                  -------------     -------   -----------   --------    -------------   ---------

Balance, December 31, 1998......................     $  594,349      $1,154      $234,787   $593,781          ($2,287)  ($233,086)

Six months ended July 4, 1999:

Comprehensive income
  Net income....................................         86,285           -             -     86,285                -           -
  Foreign currency translation adjustments......            669           -             -          -              669           -
                                                  -------------
    Total comprehensive income..................         86,954
                                                  -------------
Amortization of deferred compensation in
 connection with executive stock options........             88           -            88          -                -           -

Exercise of stock options.......................          9,937          11         9,926          -                -           -

Tax benefit derived from exercise of
 stock options..................................          6,889           -         6,889          -                -           -

Stock issued as additional consideration for
 acquisition of Sun Apparel,Inc. ...............         14,334           6        14,328          -                -           -

Stock and options issued for acquisition of
 Nine West Group inc., net of issuance costs....        421,657         171       421,486          -                -           -
                                                  -------------     -------   -----------   --------    -------------   ---------
Balance, April 4, 1999..........................     $1,134,208      $1,342      $687,504   $680,066          ($1,618)  ($233,086)
                                                  =============     =======   ===========   ========    =============   =========



All amounts in thousands
See notes to consolidated financial statements


JONES APPAREL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                  Six Months ended
                                                                                            ---------------------------
                                                                                               July 4,          June 28,
                                                                                                 1999              1998
                                                                                            ---------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income.................................................................................. $ 86,285          $ 63,648
                                                                                             --------          --------
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition of Nine West Group Inc.:
 Amortization of Goodwill...................................................................    6,484                 -
  Depreciation and other amortization.......................................................   16,621             6,950
  Provision for losses on accounts receivable...............................................    2,343               420
  Deferred income taxes.....................................................................     (454)           (3,004)
  Other.....................................................................................    1,007               290

  (Increase) decrease in:
    Trade receivables.......................................................................  (46,482)           (2,108)
    Inventories.............................................................................  (21,532)           (4,671)
    Prepaid expenses and other current assets...............................................   (5,588)           (1,886)
    Other assets............................................................................   24,171            (2,827)

  Increase (decrease) in:
    Accounts payable........................................................................   39,502           (11,589)
    Taxes payable...........................................................................  (28,362)            6,725
    Accrued expenses and other current liabilities..........................................  (18,835)            2,776
                                                                                             --------          --------
      Total adjustments.....................................................................  (31,125)           (8,924)
                                                                                             --------          --------
Net cash provided by operating activities...................................................   55,160            54,724
                                                                                             --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................................................  (10,360)          (24,247)
  Acquisition of Nine West Group Inc. net of cash acquired.................................. (433,485)                -
  Additional consideration paid for acquisition of Sun Apparel, Inc. .......................  (20,137)                -
  Acquisition of intangibles................................................................   (6,223)                -
  Decrease in cash restricted for capital additions.........................................        -             7,439
  Other.....................................................................................      143              (121)
                                                                                             --------          --------
Net cash used in investing activities....................................................... (470,062)          (16,929)
                                                                                             --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of 7.5% Senior Notes, net of discount............................................  173,533                 -
  Issuance of 7.875% Senior Notes, net of discount..........................................  222,820                 -
  Debt issuance costs.......................................................................   (5,567)                -
  Repurchase of 9% Senior Notes.............................................................  (93,918)                -
  Premiums paid on repurchase of Senior Notes...............................................  (10,353)                -
  Net borrowings under long-term credit facilities..........................................   37,377             5,286
  Principal payments on capitalized leases..................................................   (2,297)           (1,752)
  Acquisition of treasury stock.............................................................        -           (43,823)
  Proceeds from exercise of stock options...................................................    9,937             7,993
  Other.....................................................................................      (30)                -
                                                                                             --------          --------
Net cash provided by (used in) financing activities.........................................  331,502           (32,296)
                                                                                             --------          --------

EFFECT OF EXCHANGE RATES ON CASH............................................................      (21)              (66)
                                                                                             --------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................................  (83,421)            5,433

CASH AND CASH EQUIVALENTS, beginning of period..............................................  129,024            40,134
                                                                                             --------          --------
CASH AND CASH EQUIVALENTS, end of period.................................................... $ 45,603          $ 45,567
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


2.  Acquisition of Nine West

  On June 15, 1999, the Company acquired Nine West Group Inc. ("Nine West"). In the acquisition, the Company purchased all the outstanding shares of Nine West's common stock for a total purchase price of $463.2 million in cash and approximately 17.1 million shares of common stock, valued for financial reporting purposes at $24.35 per share (the average closing price for the week containing March 1, 1999, the date the definitive Agreement and Plan of Merger was signed). In addition, the Company assumed $493.7 million of Nine
West's outstanding debt, a portion of which either has been or will be refinanced.

  Nine West is a leading designer, developer, manufacturer and marketer of women's footwear and accessories. Nine West markets collections of casual, career and dress footwear and accessories under multiple brand names which are targeted to various segments of the women's footwear and accessories markets.

  The acquisition has been accounted for under the purchase method of accounting for business combinations. Accordingly, the consolidated financial statements include the results of operations of Nine West from the acquisition date. The purchase price was allocated to Nine West's assets and liabilities, tangible and intangible, with the excess of the purchase price over the fair value of the net assets acquired of approximately $719.4 million being amortized on a straight-line basis over 30 years. As part of the purchase price allocation, $38.4 million was recorded for severance payments and expected costs and losses relating to the restructuring of domestic and international operations and the closing of certain retail stores, all of which remained accrued at July 4, 1999. Additional adjustments to the purchase price allocation may result from the completion of an appraisal of the acquired assets which is currently in progress.

JONES APPAREL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


  The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisition and its related financing had taken place on January 1, 1998. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 1998, or which may result in the future. For comparative purposes, the pro forma amounts for the six months ended June 28, 1998 include the results of Sun Apparel, Inc. (acquired on October 2, 1998) as if it had also been acquired on January 1, 1998.


                                             July 4,        June 28,
  Six months ended:                            1999            1998
                                         ----------      ----------
  Net revenues (in thousands)........... $1,899,405      $1,855,712
  Net income (in thousands).............     77,804          62,051
  Basic earnings per common share.......      $0.64           $0.50
  Diluted earnings per common share.....      $0.62           $0.49


3.  Accounts Receivable

  Accounts receivable consists of the following (amounts in thousands):

                                             July 4,    December 31,
                                               1999            1998
                                           --------        --------
  Accounts receivable..................... $181,906        $172,528
  Securitized interest in
    accounts receivable...................   96,428               -
  Allowance for doubtful accounts.........  (15,780)         (3,303)
                                            -------         -------
                                           $262,554        $169,225
                                            =======         =======


4.  Inventories

  Inventories are summarized as follows (amounts in thousands):

                                             July 4,    December 31,
                                               1999            1998
                                           --------    ------------

 Raw materials............................ $ 43,892        $ 33,928
 Work in process..........................   66,457          43,041
 Finished goods...........................  662,097         191,206
                                           --------        --------
                                           $772,446        $268,175
                                           ========        ========

5.  Common Stock

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


6.  Statement of Cash Flows

Six Months Ended:                            July 4,        June 28,
(In thousands)                                 1999            1998
                                           --------       ---------

Supplemental disclosures of cash flow information:
 Cash paid during the quarter for:
  Interest..............................   $ 17,702         $ 2,642
  Income taxes..........................     67,250          48,454

Supplemental disclosures of non-cash
 investing and financing activities:
  Equipment acquired through capital
   lease financing......................          -          12,054
  Tax benefits related to stock options       6,889           5,429
  Common stock issued as additional
   consideration for acquisition of
   Sun Apparel, Inc.....................     14,334               -

Detail of acquisitions:
  Fair value of assets acquired......... $1,665,937         $     -
  Liabilities assumed...................   (810,765)              -
  Common stock and options issued.......   (421,687)              -
                                          ---------          ------
  Net cash paid for acquisitions........    433,485               -
  Cash acquired in acquisitions.........     29,777               -
                                          ---------          ------
  Cash paid for acquisitions............ $  463,262               -
                                          =========          ======


7.  New Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000. The Company is currently reviewing SFAS No. 133 and has of yet been unable to fully evaluate the impact, if any, it may have on future operating results or financial statement disclosures.

JONES APPAREL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


8.  Segment Information

  With the acquisition of Nine West, the Company has redefined the operating segments it uses for financial reporting purposes. The Company operates in three reportable segments: wholesale apparel, wholesale footwear and accessories, and retail. Historical data has been restated to reflect these changes. Summarized below are the Company's segment sales and operating income (loss) as defined by these new reportable segments for the quarters and six months ended July 4, 1999 and June 28, 1998.

                                                       Wholesale
                                          Wholesale   Footwear &                 Other &
                                            Apparel  Accessories     Retail Eliminations  Consolidated
                                          ---------  -----------     ------ ------------  ------------
For the quarter ended July 4, 1999
  Revenues from external customers.....    $376,016     $ 53,721   $ 76,213     $  4,435    $  510,385
  Intersegment revenues................      16,123        7,987          -      (24,110)            -
                                            -------      -------    -------      -------     ---------
  Total revenues.......................     392,139       61,708     76,213      (19,675)      510,385
                                            -------      -------    -------      -------     ---------

  Operating income.....................    $ 59,849     $  5,367   $  6,353     $ (5,710)       65,859
                                            =======      =======    =======      =======
  Amortization of goodwill.............                                                         (3,781)
  Net interest expense.................                                                         (9,807)
                                                                                             ---------
  Income before provision for
    income taxes.......................                                                     $   52,271
                                                                                             =========

For the quarter ended June 28, 1998
  Revenues from external customers.....    $263,126     $      -   $ 42,235     $  3,193    $  308,554
  Intersegment revenues................      24,964            -          -      (24,964)            -
                                            -------      -------    -------      -------     ---------
  Total revenues.......................     288,090            -     42,235      (21,771)      308,554
                                            -------      -------    -------      -------     ---------

  Operating income.....................    $ 39,818     $      -   $  6,424     $ (5,180)       41,062
                                            =======      =======    =======      =======
  Net interest expense.................                                                           (351)
                                                                                             ---------
  Income before provision for
    income taxes.......................                                                     $   40,711
                                                                                             =========

For the six months ended July 4, 1999
  Revenues from external customers.....    $918,190     $ 53,721   $108,846     $  8,722    $1,089,479
  Intersegment revenues................      44,328        7,987          -      (52,315)            -
                                            -------      -------    -------      -------     ---------
  Total revenues.......................     962,518       61,708    108,846      (43,593)    1,089,479
                                            -------      -------    -------      -------     ---------

  Operating income.....................    $164,860     $  5,367    $ 7,616     $(13,413)      164,430
                                            =======      =======    =======      =======
  Amortization of goodwill.............                                                         (6,484)
  Net interest expense.................                                                        (16,495)
                                                                                             ---------
  Income before provision for
    income taxes.......................                                                     $  141,451
                                                                                             =========

For the six months ended June 28, 1998
  Revenues from external customers.....    $611,639     $      -   $ 73,873     $  6,816    $  692,328
  Intersegment revenues................      51,275            -          -      (51,275)            -
                                            -------      -------    -------      -------     ---------
  Total revenues.......................     662,914            -     73,873      (44,459)      692,328
                                            -------      -------    -------      -------     ---------

  Operating income.....................    $108,214     $      -   $  8,235     $(11,367)      105,082
                                            =======      =======    =======      =======
  Net interest expense.................                                                         (1,590)
                                                                                             ---------
  Income before provision for
    income taxes.......................                                                     $  103,492
                                                                                             =========



Total assets at July 4, 1999.........    $1,518,040     $687,040   $459,634     $204,334    $2,869,048
Total assets at June 28, 1998........       526,909            -     66,529       26,148       619,586


JONES APPAREL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


9.  Supplemental Summarized Financial Information

  Certain of the Company's subsidiaries function as obligors and co-obligors of the Company's outstanding debt, including Jones Apparel Group USA, Inc. ("Jones USA"), Jones Apparel Group Holdings, Inc. ("Jones Holdings") and Nine West Group Inc. ("Nine West").

  On January 1, 1999, Jones Apparel Group, Inc. ("Jones") consummated a corporate reorganization under which two new wholly owned subsidiaries, Jones USA and Jones Holdings, were created. On that date, the operating assets of Jones were transferred to Jones USA. Jones and Jones Holdings function as co-obligors with respect to the outstanding debt securities of Jones USA and certain of the outstanding debt securities of Nine West. In addition, Nine West functions as a co-obligor with respect to all of Jones USA's outstanding debt securities, and Jones USA functions as a co-obligor with respect to the outstanding debt securities of Nine West as to which Jones and Jones Holdings function as co-obligors.

  The following summarized financial information represents the results of Jones USA for the first six months of 1999, Nine West since the date of acquisition and pro forma information for Jones USA for the first six months of 1998, assuming the reorganization had taken place on January 1, 1998 (all amounts in thousands). Separate financial statements and other disclosures concerning Jones USA, Nine West and Jones Holdings are not presented, because management has determined that such information is not material to the holders of the outstanding debt.

                                                         Other and
                                 Jones USA  Nine West Eliminations Consolidated
                                 ---------  --------- ------------ ------------
On or for the six months ended July 4, 1999:

  Current assets..............  $1,053,431 $  633,894    $(430,222)  $1,257,103
  Noncurrent assets...........     154,760  1,018,357      438,828    1,611,945
  Current liabilities.........     500,740    323,741     (244,909)     579,572
  Noncurrent liabilities......     707,410    443,552        4,306    1,155,268

  Total revenues..............     649,970     89,454      341,325    1,080,749
  Gross profit................     238,449     31,651      144,169      414,269
  Operating income............      83,383      2,345       72,218      157,946
  Net income..................      38,914         17       47,354       86,285

On or for the six months ended June 28, 1998:

  Current assets..............    $383,884 $        -    $  70,998   $  454,882
  Noncurrent assets...........     119,300          -       45,403      164,703
  Current liabilities.........     425,073          -     (321,864)     103,209
  Noncurrent liabilities......      41,718          -        5,303       47,021
  Excess of net assets
    acquired over cost........         614          -            -          614

  Total revenues..............     632,033          -       60,295      692,328
  Gross profit................     200,519          -       38,162      238,681
  Operating income............      66,366          -       38,716      105,082
  Net income..................      35,818          -       27,830       63,648

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

  The following discussion provides information and analysis of the Company's results of operations for the quarterly and six month periods ended July 4, 1999 and June 28, 1998, respectively, and its liquidity and capital resources. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere herein.

  On October 2, 1998, the Company completed its acquisition of Sun Apparel, Inc. ("Sun") and on June 15, 1999, the Company completed its acquisition of Nine West Group Inc. ("Nine West"). The results of operations of Sun and Nine West are included in the Company's operating results from the respective dates of acquisition. Accordingly, the financial position and results of operations presented and discussed herein are generally not directly comparable between years.

  With the acquisition of Nine West, the Company has redefined the operating segments it uses for financial reporting purposes. The Company operates in three reportable segments: wholesale apparel, wholesale footwear and accessories, and retail. Historical data has been restated to reflect these changes.


Results of Operations

Statements of Income Expressed as a Percentage of Total Revenues

                                          Quarter ended      Six Months ended
                                        ------------------  ------------------
                                          July 4,  June 28,   July 4,  June 28,
                                            1999      1998      1999      1998
                                        --------  --------  --------  --------
  Net sales                                99.1%     99.0%     99.2%     99.0%
  Licensing income                          0.9%      1.0%      0.8%      1.0%
                                        --------  --------  --------  --------
     Total revenue                        100.0%    100.0%    100.0%    100.0%
  Cost of goods sold                       60.8%     65.2%     62.0%     65.5%
                                        --------  --------  --------  --------
     Gross profit                          39.2%     34.8%     38.0%     34.5%
  Selling, general and
    administrative expenses                26.3%     21.5%     22.9%     19.3%
  Amortization of goodwill                  0.7%        -       0.6%        -
                                        --------  --------  --------  --------
     Operating income                      12.2%     13.3%     14.5%     15.2%
  Net interest expense                      1.9%      0.1%      1.5%      0.2%
                                        --------  --------  --------  --------
     Income before provision
       for income taxes                    10.2%     13.2%     13.0%     14.9%
  Provision for income taxes                4.0%      5.1%      5.1%      5.8%
                                        --------  --------  --------  --------
     Net income                             6.2%      8.1%      7.9%      9.2%
                                        ========  ========  ======== =========
                                          Totals may not agree due to rounding.


Quarter Ended July 4, 1999 Compared to Quarter Ended June  28, 1998

  Revenues. Total revenues for the thirteen weeks ended July 4, 1999 (hereinafter referred to as the "second quarter of 1999") increased
65.4%, or $201.8 million, to $510.4 million, compared to $308.6 million for the thirteen weeks ended June 28, 1998 (hereinafter referred to as the "second quarter of 1998"). The revenue growth resulted primarily from the net sales of product lines added as a result of the Sun and Nine West acquisitions ($134.0 million and $ 89.2 million of the increase, respectively). The breakdown of total revenues for both periods is as follows:




                          Second        Second
                         Quarter       Quarter       Increase/      Percent
(in millions)            of 1999       of 1998      (Decrease)       Change
                         -------       -------       --------       -------
Wholesale apparel         $376.0        $263.0         $113.0         42.9%
Wholesale footwear
  and accessories           53.7             -           53.7            -
Retail                      76.2          42.4           33.8         79.7%
Other                        4.5           3.2            1.3         28.9%
                         -------       -------       --------       -------
 Total revenues           $510.4        $308.6         $201.8         65.4%
                         =======       =======       ========       =======

  Wholesale apparel revenues increased primarily as a result of the acquisition of Sun, increases in shipments of Jones New York Sport products and initial shipments of the Ralph by Ralph Lauren line, partially offset by planned lower shipments of Jones New York collection products and the repositioning of the Evan-Picone line from better to moderate. The increases in wholesale footwear and retail revenues are the result of the acquisition of Nine West.

  Gross Profit. The gross profit margin increased to 39.2% in the second quarter of 1999 compared to 34.8% in the second quarter of 1998. This improvement was attributable to higher margins in wholesale apparel (38.4%
in the second quarter of 1999 compared to 31.1% in the second quarter of 1998) resulting from lower overseas production costs, the favorable impact of currency devaluations in Asia, and continued improvement in inventory management. Gross profit was negatively impacted during the second quarter of 1999 by a $6.5 million writeoff of adjustments required under purchase accounting to mark up acquired Nine West inventory to market value upon acquisition; without this charge, the gross profit margin for the second quarter of 1999 would have been 40.4%.

  SG&A Expenses. Selling, general and administrative ("SG&A") expenses of $134.1 million in the second quarter of 1999 represented an increase of $67.7 million over the second quarter of 1998. As a percentage of total revenues, SG&A expenses increased to 26.3% in the second quarter of 1999 from 21.5% for the comparable period in 1998. Sun and Nine West accounted for $31.1 million and $28.2 million, respectively, of the increase with the remainder primarily due to increased royalty and advertising expenses. Retail store operating expenses exclusive of Nine West decreased $1.4 million from the second quarter of 1998.

  Operating Income. The resulting second quarter of 1999 operating income of $62.1 million increased 51.2%, or $21.0 million, over the $41.1 million for the second quarter of 1998. The operating margin decreased to 12.2% in the second quarter of 1999 from 13.3% in the second quarter of 1998, due to the factors discussed above and the amortization of goodwill resulting from the Sun and Nine West acquisitions.

  Net Interest Expense. Net interest expense was $9.8 million in the second quarter of 1999 compared to $0.4 million in the comparable period of 1998, primarily as a result of the debt incurred to finance the Sun and Nine West acquisitions.

  Provision for Income Taxes. The effective income tax rate was 39.0% for the second quarter of 1999 compared to 38.5% for the second quarter of 1998. The increase was primarily due to the nondeductibility of goodwill amortization in the second quarter of 1999.

  Net Income. Net income increased 27.3% to $31.9 million in the second quarter of 1999, an increase of $6.9 million over the net income of $25.0 million earned in the second quarter of 1998. Net income as a percentage of total revenues was 6.2% in the second quarter of 1999 and 8.1% in the second quarter of 1998.

Six Months Ended July 4, 1999 Compared to Six Months Ended June  28, 1998

  Revenues. Total revenues for the 26 weeks ended July 4, 1999 (hereinafter referred to as the "first six months of 1999") increased 57.4%, or $0.4 billion, to $1.1 billion, compared to $0.7 billion for the 26 weeks ended June 28, 1998 (hereinafter referred to as the "first six months of 1998"). The revenue growth resulted primarily from the net sales of product lines added as part of the Sun and Nine West acquisitions ($277.3 million and $89.2 million of the increase, respectively). The breakdown of total revenues for both periods is as follows:


                       First Six     First Six
                          Months        Months       Increase/      Percent
(in millions)            of 1999       of 1998      (Decrease)       Change
                         -------       -------       --------       -------
Wholesale apparel       $  918.2        $611.6         $306.6         50.1%
Wholesale footwear
  and accessories           53.7             -           53.7            -
Retail                     108.9          73.9           35.0         47.4%
Other                        8.7           6.8            1.9         27.9%
                        --------       -------       --------       -------
 Total revenues         $1,089.5        $692.3         $397.2         57.4%
                        ========       =======       ========       =======


  Wholesale apparel revenues increased primarily as a result of the acquisition of Sun and increased shipments of the Jones New York Sport and Lauren by Ralph Lauren labels, partially offset by planned lower shipments of Jones New York collection products and the repositioning of the Evan-Picone line from better to moderate. The increases in wholesale footwear and retail are the result of the acquisition of Nine West.

  Gross Profit. The gross profit margin increased to 38.0% in the first six months of 1999 compared to 34.5% in the first six months of 1998. This improvement was attributable to higher margins in wholesale apparel (36.9% in the first six months of 1999 compared to 31.8% in the first six months of
1998) resulting from the increase in sales of Lauren by Ralph Lauren products and the addition of the Polo Jeans label (both of which carry higher margins than the corporate average), lower overseas production costs, the favorable impact of currency devaluations in Asia, and continued improvement in inventory management. Gross profit was negatively impacted during the first six months of 1999 by a $6.5 million writeoff of adjustments required under purchase accounting to mark up acquired Nine West inventory to market value upon acquisition; without this charge, the gross profit margin for the first six months of 1999 would have been 38.6%.

  SG&A Expenses. SG&A expenses of $249.8 million in the first six months of 1999 represented an increase of $116.2 million over the first six months of 1998. As a percentage of total revenues, SG&A expenses increased to 22.9% in the first six months of 1999 from 19.3% for the comparable period in 1998.
Sun and Nine West accounted for $63.3 million and $28.2 million, respectively, of the increase with the remainder primarily due to increased royalty and advertising expenses. Retail store operating expenses exclusive of Nine
West increased $0.8 million over the first six months of 1998.

  Operating Income. The resulting first six months of 1999 operating income of $157.9 million increased 50.3%, or $52.8 million, over the $105.1 million achieved during the first six months of 1998. The operating margin decreased to 14.5% in the first six months of 1999 from 15.2% in the first six months of 1998, due to the factors discussed above and the amortization of goodwill resulting from the Sun and Nine West acquisitions.

  Net Interest Expense. Net interest expense was $16.5 million in the first six months of 1999 compared to $1.6 million in the comparable period of 1998, primarily as a result of the debt incurred to finance the Sun and Nine West acquisitions.

  Provision for Income Taxes. The effective income tax rate was 39.0% for the first six months of 1999 compared to 38.5% for the first six months of 1998. The increase was primarily due to the nondeductibility of goodwill amortization in the first six months of 1999.

  Net Income. Net income increased 35.6% to $86.3 million in the first six months of 1999, an increase of $22.7 million over the net income of $63.6 million earned in the first six months of 1998. Net income as a percentage of total revenues was 7.9% in the first six months of 1999 and 9.2% in the first six months of 1998.

Liquidity and Capital Resources

  The Company's principal capital requirements have been to fund acquisitions, working capital needs, capital expenditures and repurchases of the Company's common stock on the open market. The Company has historically relied primarily on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance its operations and expansion. As of July 4, 1999, total cash and cash equivalents were $45.6 million, the same as reported as of June 28, 1998 and a decrease of $83.4 million from the $129.0 million reported as of December 31, 1998.

  Net cash provided by operations was $55.2 million in the first six months of 1999, primarily due to $109.4 million of earnings before depreciation and amortization, a decrease in other assets and a higher level of accounts payable. These sources of cash were offset by increases in accounts receivable and inventories and decreases in taxes payable, accrued expenses and other liabilities. Net cash provided by operations was $54.7 million in the first six months of 1998, primarily due to $70.6 million of earnings before depreciation and amortization, offset primarily by a decrease in accounts payable.

  Net cash used in investing activities increased $453.1 million in the first six months of 1999 over the first six months of 1998, due primarily to the acquisition of Nine West, costs relating to acquiring certain trademarks, and additional consideration related to the acquisition of Sun (discussed below). Capital expenditures were $10.4 million in the first six months of 1999 compared to $24.2 million in the first six months of 1998.

  Financing activities provided $331.5 million of cash in the first six months of 1999, primarily from the issuance of $400.0 million of senior notes as well as a $37.4 million increase in bank borrowings and

$9.9 million in proceeds from employees exercising stock options. In connection with the Nine West acquisition, the Company sold $175 million of 7.50% Senior Notes due 2004 and $225 million of 7.875% Senior Notes due 2006. In addition to financing the cash portion of the acquisition, the proceeds of these notes were also used to repurchase substantially all of Nine West's $94 million of 9% Series B Senior Subordinated Notes due 2007. During the first six months of 1998, financing activities used $32.3 million of cash, primarily the result of the repurchase of $43.8 million of its common stock on the open market, offset by $8.0 million in proceeds from employees exercising stock options. As of July 4, 1999, a total of $232.1 million had been expended under previously announced programs to acquire up to $300.0 million of such shares. The Company may authorize additional share repurchases in the future depending on, among other things, market conditions and the Company's financial condition.

  As part of the acquisition of Nine West, the Company has assumed all obligations under Nine West's $196.0 million 8-3/8% Series B Senior Notes due 2005 and $185.7 million 5-1/2% Convertible Subordinated Notes due 2003. These notes, the $175.0 million of 7.50% Senior Notes due 2004, the $225.0 million of 7.875% Senior Notes due 2006 and the Company's previously existing $265 million of 6.25% Senior Notes due 2001 were outstanding at July 4, 1999. All the Company's notes pay interest semiannually and contain certain covenants, including, among others, restrictions on liens, sale-leaseback transactions, and additional secured debt. On July 14, 1999, the Company announced a Change of Control Offer to repurchase the 5-1/2% Convertible Subordinated Notes, which is expected to be completed by the end of the third quarter of 1999. On that date, the Company also announced a Change of Control Offer to repurchase the 8-3/8% Series B Senior Notes due 2005. Based on the current interest rate environment, the Company is uncertain how much, if any, of the notes will be repurchased.

  The terms of the acquisition agreement for Sun require the Company to pay the former Sun shareholders additional consideration of $2.00 for each $1.00 of Sun's earnings before interest and taxes (as defined in the merger agreement) for each of the years 1998 through 2001 that exceeds certain targeted levels. This additional consideration is to be paid 59% in cash and 41% in the Company's common stock, the value of which will be determined by the prices at which the common stock trades in a defined period preceding delivery in each year. During the first six months of 1999, the Company paid $20.1 million in cash and issued 586,550 shares of common stock (valued at $14.3 million) of additional consideration for the Sun acquisition.

  In connection with the Nine West acquisition, the Company entered into new and amended agreements with First Union National Bank, as administrative agent, and other lending institutions to borrow an aggregate principal amount of up to $1.2 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for a $500.0 million 364-day Revolving Credit Facility and a $700.0 million Five-Year Revolving Credit Facility. At July 4, 1999, $283.5 million was outstanding under the 364-Day Revolving Credit Facility (comprised of the $267.3 in outstanding letters of credit and $16.2 million in cash borrowings) and $125.0 million in cash borrowings was outstanding under the Company's Five-Year Revolving Credit Facility. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require the Company to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on the Company's ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers, and pay dividends.

  Nine West has a five-year Receivables Facility (created in 1995 and amended in 1998) which permits Nine West to obtain up to $132.0 million of funding based on the sale, without recourse, of eligible Nine West accounts receivable. As of July 4, 1999, Nine West had sold $193.4 million of outstanding trade accounts receivable into the Receivables Facility and had received proceeds of $97.0 million.

  The Company also has various unsecured foreign lines of credit in Europe, Australia and Canada, under which $13.4 million was outstanding at July 4, 1999.

  The Company believes that funds generated by operations, proceeds from the issuances of the various notes discussed above, the Senior Credit Facilities and the foreign lines of credit will provide the financial resources sufficient to meet its foreseeable working capital, letter of credit, capital expenditure and stock or note repurchase requirements and any ongoing obligations to the former Sun shareholders.

Year 2000

  The Company uses various types of technology in the operations of its business. Some of this technology incorporates date identification functions; however, many of these date identification functions were developed to use only two digits to identify a year. These date identification functions, if not corrected, could cause their related technologies to fail or create erroneous results on or after January 1, 2000.

  The Company has assessed, with both internal and external resources, the impact of Year 2000 issues on its information and non-information technology systems. As part of this process, the Company retained the services of an independent consultant that specializes in Year 2000 evaluation and remediation work. In addition, the Company has developed a plan with respect to the Year 2000 readiness of its internal technology systems. This plan involves (i) creating awareness inside the Company of Year 2000 issues, (ii) analyzing the Company's Year 2000 state of readiness, (iii) testing, correcting and updating systems and computer software as needed, and (iv) incorporating the corrected or updated systems and software into the Company's business. The Company has been and continues to be in contact with selected key vendors, suppliers and customers regarding various critical systems. The Company has mailed questionnaires to identified significant third parties to determine the extent to which the Company is vulnerable to the failure of these third parties to become Year 2000 compliant. None of the responses received have disclosed
Year 2000 issues which would have an adverse affect on the Company. However, third parties are under no contractual obligation to provide Year 2000 compliance information to the Company, and any failure of such third parties to become Year 2000 compliant involves risks and uncertainties.

  The Company is in the final testing and correcting stages with respect to those technology systems that have been identified as having Year 2000 issues. Approximately 90% of the Company's Year 2000 plan has been completed and the Company anticipates substantially completing the implementation of this plan before October 2, 1999. However, there can be no assurances that this plan will be completed by the estimated date or that the systems and products of other companies on which the Company relies will not have an adverse effect on its business, operations or financial condition.

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

  As of July 4, 1999, the Company had incurred approximately $700,000 in direct external costs related to the Year 2000 issue. The Company does not separately track the internal costs incurred for the Year 2000 plan as such costs are principally the related payroll costs for the management information systems service group. The Company believes that additional costs related to the Year 2000 issue will not be material to its business, operations or financial condition. However, estimates of Year 2000 related costs are based on numerous assumptions; there is no certainty that estimates will be achieved and actual costs could be materially greater than anticipated. The Company anticipates that it will fund its additional Year 2000 costs from current working capital.

  Based on its assessment and remediation efforts to date, the Company is not aware of any material issues that would prevent it or its significant third party vendors, suppliers and customers from completing efforts necessary to achieve Year 2000 compliance on a timely basis. Accordingly, the Company has not developed a contingency plan.

Recent Developments

  On July 9, 1999, an agreement was announced under which the Company agreed to repurchase the Jones New York and Jones New York Sport shoe licenses from Maxwell Shoe Company, Inc. for $25 million in cash. The Company intends to produce Jones New York and Jones New York Sport shoes through its Nine West subsidiary.

  In connection with the Nine West acquisition, the Company announced on August 3, 1999 the closing of Nine West's domestic footwear manufacturing operations in Kentucky and Indiana and its component operations in the Dominican Republic. Approximately 550 employees in the United States and approximately 1,170 employees in the Dominican Republic will be affected as a result of the closings. The Company anticipates meeting its production requirements through its global sourcing network.

  The Company also announced that it will close Nine West's administrative office in St. Louis, Missouri (housing approximately 190 employees) and will integrate those operations into the Company's administrative office in Bristol, Pennsylvania and Nine West's headquarters in White Plains, New York.

  The closings are expected to be substantially completed by the end of the calendar year. All estimated costs connected with the closings have been accrued as of July 4, 1999.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  With its acquisition of Nine West, the Company substantially increased both its foreign operations and level of debt. As a result, the market risk inherent in the Company's financial instruments principally represents the potential loss in fair value, earnings or cash flows arising from adverse changes in interest rates or foreign currency exchange rates. The Company manages this exposure through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The counterparties are major financial institutions. Company policy allows the use of derivative financial instruments for identifiable market risk exposures, including interest rate and foreign currency fluctuations. The Company does not enter into derivative financial contracts for trading or other speculative purposes.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

  On or about January 13 or January 14, 1999, 23 unidentified Asian garment workers filed a putative class-action lawsuit against 22 garment manufacturers with factories located in Saipan (part of the U.S. Commonwealth of the Northern Mariana Islands). The lawsuit, filed in federal court in Saipan, alleges violations of federal labor statutes, and other laws. Also on or about January 13, 1999, a similarly unidentified group of garment workers represented by some of the same law firms which brought the Saipan case filed a similar class-action lawsuit in federal court in Los Angeles against 11 Saipan garment manufacturers (including ten named in the first suit) and 17 U.S. clothing retailers and designers, including the Company, alleging violations of federal racketeering statutes and other laws, based on allegedly unfair and illegal treatment of foreign workers. Also on or about January 13, 1999, a third lawsuit was filed in state court in San Francisco by a labor union and three nonprofit groups asserting claims of unlawful and unfair business practices and misleading advertising against all the retailers and designers named in the Los Angeles action, including the Company, one additional retailer and other unnamed defendants. The two suits against the Company seek unspecified compensatory and punitive damages as well as injunctive relief. The Company has reviewed the pleadings. On March 29, 1999, the Company filed a demurrer (a motion to dismiss) in state court in San Francisco with respect to the state suit.
On March 29, 1999, the customer defendants (including the Company) and the manufacturer defendants filed motions requesting a transfer of the Los
Angeles federal case to the federal district court in Saipan. On April 12, 1999, the customer defendants (including the Company) filed a motion to dismiss in federal court in Los Angeles requesting that the court dismiss the federal suit. On July 19, the federal court in Saipan issued an order dismissing the Saipan action brought on behalf of the unnamed plaintiffs without prejudice to amendment to include non-anonymous plaintiffs. The order was stayed until September 8, 1999, pending the plaintiffs' interlocutory appeal. The federal court in Saipan issued a further order on August 6, 1999, dismissing the non-federal law claims in the Saipan action without prejudice. Counsel for the plaintiffs have represented that they have reached preliminary class-wide settlements with three of the customer co-defendants and with several clothing designers and retailers that are not currently defendants which would, subject to court approvals, resolve the Los Angeles and San Francisco actions against those parties.
The federal court on Los Angeles conducted a hearing on August 9 concerning the defendants' motion to transfer venue, and reserved decision. At this early stage, the Company is not in a position to evaluate the likelihood of an unfavorable outcome.

  The Federal Trade Commission is currently conducting an inquiry with respect to Nine West's resale pricing policies to determine whether Nine West violated the federal antitrust laws by agreeing with others to restrain the prices at which retailers sell footwear and other products marketed by Nine West. In addition, Attorneys General from the States of Florida, New York, Ohio and Texas are conducting similar inquiries.

  Since January 13, 1999, more than 25 putative class actions have been filed on behalf of purchasers of Nine West's footwear in four separate federal courts. These federal complaints allege that Nine West violated Section 1 of the Sherman Act by engaging in a conspiracy with its retail distributors to fix the minimum prices at which the footwear marketed by Nine West was sold to the public and seek injunctive relief, unspecified compensatory and treble damages, and attorneys' fees. All of these putative federal class action complaints have been transferred and consolidated into a single action in the United States District Court for the Southern District of New York, except for the most recent federal complaint, filed in the United States District Court for the Eastern District of Pennsylvania, which is in the process of being transferred and consolidated with the consolidated federal action in

New York. In addition, five putative class actions based on the same alleged conduct have been filed in state courts in New York, the District of Columbia, Wisconsin, California and Minnesota alleging violations of those states' respective antitrust laws. The five state actions likewise seek injunctive relief, unspecified compensatory and treble damages, and attorneys' fees.

  Based on the short period of time that has elapsed since the inception of the inquiries and the filing of the lawsuits, Nine West's existing policies relating to resale pricing and the limited information available to the Company with respect to compliance with those policies, the Company does not anticipate that the inquiries or lawsuits will result in a material adverse financial effect on the Company.

  On March 3, 4 and 5, 1999, four purported stockholder class action suits were filed against the Company,Nine West and the members of Nine West's Board of Directors in the Delaware Court of Chancery. These complaints allege, among other things, that the defendants have breached their fiduciary duties to Nine West stockholders by failing to maximize stockholder value in connection with entering into the Merger Agreement with the Company.
The Company believes that the complaints are without merit and plans to defend vigorously against the complaints.

  The Company has been named as a defendant in various actions and proceedings, including actions brought by certain employees whose employment has been terminated arising from its ordinary business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse financial effect on the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

  The 1998 Annual Meeting of Stockholders was held on May 27, 1999.
The proposals submitted to the vote of the stockholders and the results of the votes were as follows:

                                                     Broker
                              For      Against    Withheld    Abstain  Nonvotes
Election of Directors
  Sidney Kimmel        98,121,307         *      1,255,798       *         -
  Jackwyn Nemerov      98,177,284         *      1,199,821       *         -
  Irwin Samelman       98,155,851         *      1,221,254       *         -
  Geraldine Stutz      98,356,951         *      1,020,154       *         -
  Howard Gittis        98,189,197         *      1,187,908       *         -
  Eric A. Rothfeld     98,170,047         *      1,201,693       *         -
  Mark J. Schwartz     98,170,047         *      1,207,058       *         -

Ratification of the
  Selection of BDO
  Seidman, LLP as
  the Independent
  Certified Public
  Accountants          99,315,081      28,084         *     33,940         -

Approval of the
  1999 Stock
  Option Plan          50,591,043  32,778,988         *    111,223    15,895,851

Approval of the
  Executive Annual
  Incentive Plan       98,544,066     713,586         *    119,453         -


*Not Applicable

Item 5.  Other information

Statement Regarding Forward-looking Disclosure

  This Report includes, and incorporates by reference, "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. All statements regarding the Company's expected financial position, business and financing plans are forward-looking statements. The words "believes," "expects," "plans," "intends," "anticipates" and similar expressions identify forward-looking statements. Forward-looking statements also include representations of the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of national and regional economic conditions, the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, customer acceptance of both new designs and newly-introduced product lines, financial difficulties encountered by customers, the effects of vigorous competition in the markets in which the Company operates, the integration of Nine West Group Inc., Sun Apparel,
Inc., or other acquired businesses into the Company's existing operations, the termination or non-renewal of the licenses with Polo Ralph Lauren Corporation, the Company's extensive foreign operations and manufacturing, pending litigation and investigations, the failure of customers or suppliers to achieve Year 2000 compliance, changes in the costs of raw materials, labor and advertising, and the Company's ability to secure and protect trademarks and other intellectual property rights. All statements other than statements of historical facts included in this Report, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition," are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Report in conjunction with the forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    See Index to Exhbits.


(b) Reports on Form 8-K

  During the quarter ended July 4, 1999, the Company filed the following two Current Reports on Form 8-K with the Securities and Exchange Commission:

  (1) A Current Report on Form 8-K, dated April 7, 1999, announcing the filing of a registration statement on Form S-4 relating to the proposed issuance of common stock by the Company in connection with the proposed acquisition of Nine West and containing certain historical data of Nine West and certain unaudited pro forma consolidated financial statements that give effect to the acquisition of Nine West by the Company under the purchase method of accounting.

  (2) A Current Report on Form 8-K, dated June 15, 1999, announcing the consummation of the merger pursuant to which the Company acquired Nine West.

SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    JONES APPAREL GROUP, INC.
                                                                 (Registrant)

Date: August 17, 1999                        By             /s/ Sidney Kimmel
                                                 ----------------------------
                                                                SIDNEY KIMMEL
                                                      Chief Executive Officer


                                             By            /s/ Wesley R. Card
                                                 ----------------------------
                                                               WESLEY R. CARD
                                                      Chief Financial Officer

INDEX TO EXHIBITS

Number Description

4.1* Second Supplemental Indenture for 8-3/8% Series B Senior Notes due 2005 dated as of June 15, 1999, among Jack Asset Sub Inc., Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., and The Bank of New York, as trustee.

4.2* Second Supplemental Indenture for 9% Series B Senior Notes due 2005 dated as of June 2, 1999, between Nine West Group Inc., Jack Asset Sub Inc., Jill Acquisition Sub Inc. and The Bank of New York, as trustee.

4.3* Second Supplemental Indenture for 6.25% Senior Notes due 2001 dated as of June 15, 1999, among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Jack Asset Sub Inc., and The Chase Manhattan Bank, as trustee.

4.4* Second Supplemental Indenture for 5-1/2% Convertible Subordinated Notes due 2003 dated as of June 15, 1999, between Jack Asset Sub Inc., Jill Acquisition Sub Inc. and Chase Manhattan Bank, as trustee.

4.5* Exchange and Registration Rights Agreement dated June 15, 1999 among the Company, Bear, Stearns & Co. Inc., Chase Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney Inc., BancBoston Robertson Stephens Inc., Banc of America Securities LLC, ING Baring Furman Selz LLC, Lazard Freres & Co. LLC, Tucker Anthony Cleary Gull, Brean Murray & Co., Inc., and The Buckingham Research Group Incorporated.

4.6* Senior Note Indenture dated as of June 15, 1999 among Jones Apparel Group, Inc. Jones Apparel Group Holdings, Inc. Jones Apparel Group USA, Inc., Nine West Group Inc., and The Bank of New York, as trustee, including Form of 7.50% Senior Notes due 2004 and Form of 7.875% Senior Notes due 2006

10.1* Second Amended and Restated 364-Day Credit Agreement dated as of June 15, 1999 among Jones Apparel Group USA Inc. and the Additional Obligors referred to therein, the Lenders referred to therein, and First Union National Bank, as Administrative Agent.

10.2* Five-Year Credit Agreement dated as of June 15, 1999 among Jones Apparel Group USA Inc. and the Additional Obligors referred to therein, the Lenders referred to therein, and First Union National Bank, as Administrative Agent.

10.3 Jones Apparel Group, Inc. 1999 Stock Option Plan (incorporated by reference to Annex A of the Company's Proxy Statement for the Company's 1999 Annual Meeting of Stockholders).

10.4   Jones Apparel Group, Inc. Executive Annual Incentive Plan
       (incorporated by reference to Annex B of the Company's Proxy Statement for the Company's 1999 Annual Meeting of Stockholders).

27*    Financial Data Schedule (filed only electronically)

* filed herewith