Form 10-Q/A
period 1998-09-27
JONES APPAREL GROUP INC
filed 1999-08-26
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A No. 1

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

Explanatory Note

The undersigned Registrant hereby amends, as and to the extent set forth below, the following items, financial statements, financial statement schedules, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1998, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

  Item 6.  Exhibits and Reports on Form 8-K

  The descriptions of Exhibits 10.53 and 10.54 are being amended to state that portions have been deleted pursuant to application for confidential treatment under Rule 24B-2 of the Securities
Exchange Act of 1934.

  Exhibit 10.53, filed herewith, has been amended to include certain previously redacted material, in response to the staff's letter to the Registrant dated January 27, 1999.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 10.53 License Agreement dated as of August 1, 1995 by and between PRL USA, Inc., as assignee of Polo Ralph Lauren Corporation, successor to Polo Ralph Lauren, L.P., and Sun Apparel, Inc., as amended to date#

Exhibit 10.54 Design Services Agreement dated as of August 1, 1995 by and between Polo Ralph Lauren Corporation, successor to Polo Ralph Lauren, L.P., and Sun Apparel, Inc., as amended to date#

Exhibit 11       Computation of earnings per share

Exhibit 27       Financial data schedule dated September 27, 1998


---------------
# Portions deleted pursuant to application for confidential treatment under Rule 24B-2 of the Securities Exchange Act of 1934.


(b) Reports on Form 8-K

  During the quarter ended September 27, 1998, a Current Report on Form 8-K, dated September 24, 1998, was filed with the Commission by the Company announcing the acquisition of Sun Apparel, Inc.

SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: August 26, 1999                        By            /s/ Wesley R. Card
                                                 ----------------------------
                                                               WESLEY R. CARD
                                                      Chief Financial Officer