Form 10-K/A
period 1998-12-31
JONES APPAREL GROUP INC
filed 1999-08-26
CIK 874016

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ______________________

                             FORM 10-K/A No. 1

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

Explanatory Note

  The undersigned Registrant hereby amends, as and to the extent set forth below, the following items, financial statements, financial statement schedules, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1998, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

  Exhibit Index

  The descriptions of Exhibits 10.16 and 10.17 are being amended to state that portions have been deleted pursuant to application for confidential treatment under Rule 24B-2 of the Securities
Exchange Act of 1934.

                            EXHIBIT INDEX

Incorporated
by Reference    Exhibit
to Exhibit      Nos.      Description of Exhibit
------------    -------   ----------------------

                          **********************

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


                          **********************

SIGNATURE


  Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: August 26, 1999                        By            /s/ Wesley R. Card
                                                 ----------------------------
                                                               WESLEY R. CARD
                                                      Chief Financial Officer