Form 10-K/A
period 1998-12-31
JONES APPAREL GROUP INC
filed 1999-09-10
CIK 874016

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ______________________

                             FORM 10-K/A No. 2

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A No. 2 or any amendment to this Form 10-K/A No. 2. [ ]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 1999 was approximately $2,087,400,914.

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

Signatures

  The signature page is being amended to include signatures on behalf of the registrant by its principal executive officer, principal financial officer, principal accounting officer and by the majority of the board of directors.

                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             JONES APPAREL GROUP, INC.
                                                    (Registrant)

Date: September 9, 1999                     By:           /s/ Wesley R. Card
                                                ----------------------------
                                                              WESLEY R. CARD
                                                     Chief Financial Officer

                             POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ira M. Dansky, Wesley R. Card and Patrick M. Farrell, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and grants unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might and could do in person, and hereby ratifies and confirms all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Act of 1934, this Amendment to the Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.



Signature               Title                                Date
------------------      ----------------------------------   ---------------

/s/ Sidney Kimmel       Chairman and Director                September 9, 1999
-----------------       (Principal Executive Officer)
Sidney Kimmel

/s/ Jackwyn Nemerov     President and Director               September 9, 1999
-------------------
Jackwyn Nemerov

/s/ Wesley R. Card      Chief Financial Officer              September 9, 1999
------------------      (Principal Financial Officer)
Wesley R. Card

/s/ Patrick M. Farrell  Vice President and Corporate         September 9, 1999
----------------------  Controller (Principal Accounting
Patrick M. Farrell      Officer)

/s/ Irwin Samelman      Executive Vice President,            September 9, 1999
------------------      Marketing and Director
Irwin Samelman

__________________      Director
Geraldine Stutz

__________________      Director
Howard Gittis

/s/ Eric A. Rothfeld    Director                             September 9, 1999
--------------------
Eric A. Rothfeld

/s/ Mark J. Schwartz    Director                             September 9, 1999
--------------------
Mark J. Schwartz