Form 10-Q/A
period 1998-09-27
JONES APPAREL GROUP INC
filed 1999-10-29
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A No. 2

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

Explanatory Note

The undersigned Registrant hereby amends, as and to the extent set forth below, the following items, financial statements, financial statement schedules, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1998, as amended, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

  Item 6.  Exhibits and Reports on Form 8-K

  Exhibit 10.53, filed herewith, has been amended to include certain provisions of Schedule C thereto which were inadvertently omitted from the Quarterly Report on Form 10-Q/A
No. 1 filed by the Registrant on August 26, 1999.

SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    JONES APPAREL GROUP, INC.
                                                                 (Registrant)


Date: October 29, 1999                        By           /s/ Wesley R. Card
                                                 ----------------------------
                                                               WESLEY R. CARD
                                                      Chief Financial Officer