Form 10-Q
period 1999-10-03
JONES APPAREL GROUP INC
filed 1999-11-12
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 1999

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

         YES   [X]                        NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                     Outstanding at
Class of Common Stock               November 10, 1999
---------------------               -----------------
$.01 par value                         122,504,740

JONES APPAREL GROUP, INC.


Index
                                                             Page No.
                                                             --------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets
             October 3, 1999 and December 31, 1998.............   3
           Consolidated Statements of Income
             Quarters and Nine Months ended
               October 3, 1999 and September 27, 1998..........   4
           Consolidated Statements of Stockholders' Equity
             Nine Months ended October 3, 1999 and
               September 27, 1998..............................   5
           Consolidated Statements of Cash Flows
             Nine Months ended October 3, 1999 and
               September 27, 1998..............................   6

           Notes to Consolidated Financial Statements..........   7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.......  12

Item 3.    Quantitative and Qualitative Disclosures
           About Market Risk...................................  18

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings...................................  18

Item 5.    Other Information...................................  20

Item 6.    Exhibits and Reports on Form 8-K....................  21

Signatures.....................................................  21

Index to Exhibits..............................................  22

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

JONES APPAREL GROUP, INC.
CONSOLIDATED BALANCE SHEETS


                                                                       October 3,    December 31,
                                                                            1999            1998
                                                                   -------------   -------------
                                                                    (Unaudited)

ASSETS

CURRENT:
Cash and cash equivalents.........................................    $   36,491      $  129,024
Accounts receivable...............................................       462,570         169,225
Inventories.......................................................       702,294         268,175
Receivable from and advances to contractors.......................        25,009          19,207
Deferred income taxes.............................................        97,727          32,143
Prepaid expenses and other current assets.........................        37,244          14,069
                                                                     -----------      ----------
TOTAL CURRENT ASSETS..............................................     1,361,335         631,843

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $184,038 and $76,460...........       256,050         156,043
GOODWILL, less accumulated amortization of $16,410 and $2,714.....       877,817         323,009
OTHER INTANGIBLES, less accumulated amortization of
  $30,387 and $9,919..............................................       355,016          29,705
DEFERRED INCOME TAXES.............................................        69,882           2,261
OTHER ASSETS......................................................        78,468          45,811
                                                                     -----------     -----------
                                                                      $2,998,568      $1,188,672
                                                                     ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings.............................................   $   423,793      $        -
Current portion of long-term debt and capital lease obligations...         8,968           6,522
Accounts payable..................................................       239,021         100,282
Income taxes payable..............................................            62          13,654
Accrued costs of closing stores and other facilities..............        55,787               -
Accrued compensation..............................................        28,279          11,746
Accrued interest and bank fees....................................        12,488           5,369
Accrued expenses and other current liabilities....................       124,247          36,315
                                                                     -----------     -----------
TOTAL CURRENT LIABILITIES.........................................       892,645         173,888
                                                                     -----------     -----------
NONCURRENT LIABILITIES:
Long-term debt....................................................       804,886         379,247
Obligations under capital leases..................................        33,653          35,406
Other.............................................................        55,471           5,782
                                                                     -----------     -----------
TOTAL NONCURRENT LIABILITIES......................................       894,010         420,435
                                                                     -----------     -----------
TOTAL LIABILITIES.................................................     1,786,655         594,323
                                                                     -----------     -----------

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value - shares authorized 1,000;
 none issued......................................................             -               -
Common stock, $.01 par value - shares authorized 200,000;
 issued 134,363 and 115,412.......................................         1,344           1,154
Additional paid in capital........................................       689,487         234,787
Retained earnings.................................................       755,091         593,781
Accumulated other comprehensive income............................          (146)         (2,287)
                                                                     -----------     -----------
                                                                       1,445,776         827,435
Less treasury stock, 11,948 and 11,918 shares, at cost............      (233,863)       (233,086)
                                                                     -----------     -----------
TOTAL STOCKHOLDERS' EQUITY........................................     1,211,913         594,349
                                                                     -----------     -----------
                                                                      $2,998,568      $1,188,672
                                                                     ===========     ===========

All amounts in thousands except per share data

See notes to consolidated financial statements

JONES APPAREL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                             Quarter ended                Nine Months ended
                                                                   -----------------------------    ------------------------------
                                                                       October 3,   September 27,       October 3,    September 27,
                                                                            1999            1998             1999             1998
                                                                   -------------   -------------    -------------    -------------
Net sales.........................................................    $1,139,397        $495,727       $2,220,147       $1,181,240
Licensing income..................................................         7,272           4,590           16,001           11,406
                                                                   -------------   -------------    -------------    -------------
Total revenues....................................................     1,146,669         500,317        2,236,148        1,192,646

Cost of goods sold................................................       668,246         324,724        1,336,947          778,372
Purchase accounting adjustments to cost of goods sold (1).........        39,050               -           45,559                -
                                                                   -------------   -------------    -------------    -------------
Gross profit......................................................       439,373         175,593          853,642          414,274

Selling, general and administrative expenses......................       280,211          78,342          530,050          211,942
Amortization of goodwill..........................................         7,212               -           13,696                -
                                                                   -------------   -------------    -------------    -------------
Operating income..................................................       151,950          97,251          309,896          202,332

Net interest expense..............................................        24,789           1,156           41,284            2,745
                                                                   -------------   -------------    -------------    -------------
Income before provision for income taxes..........................       127,161          96,095          268,612          199,587

Provision for income taxes........................................        52,136          36,997          107,302           76,841
                                                                   -------------   -------------    -------------    -------------

Net income........................................................       $75,025         $59,098         $161,310         $122,746
                                                                   =============   =============    =============    =============


Earnings per share
    Basic.........................................................         $0.61           $0.59            $1.45            $1.22
    Diluted.......................................................         $0.59           $0.57            $1.40            $1.17

Weighted average common shares and
  share equivalents outstanding
    Basic.........................................................       122,382         100,886          111,415          100,821
    Diluted.......................................................       126,253         104,426          115,425          104,613


(1) Reflects a non-cash increase in cost of goods sold attributable to the fair value of inventory over FIFO cost, recorded as a result of the acquisition of Nine West Group Inc. as required by the purchase method of accounting.


All amounts in thousands except per share data

See notes to consolidated financial statements


JONES APPAREL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

                                                                                                          Accumulated
                                                          Total                Additional                       other
                                                  stockholders'      Common       paid-in   Retained    comprehensive    Treasury
                                                         equity       stock       capital   earnings           income       stock
                                                  -------------     -------   -----------   --------    -------------   ---------
Balance, January 1, 1998........................       $435,632        $545      $122,582   $438,917          ($1,524)  ($124,888)

Nine months ended September 27, 1998:

Comprehensive income
  Net income....................................        122,746           -             -    122,746                -           -
  Foreign currency translation adjustments......           (535)          -             -          -             (535)          -
                                                    -----------
    Total comprehensive income..................        122,211
                                                    -----------
Amortization of deferred compensation in
 connection with executive stock options........            158           -           158          -                -           -

Exercise of stock options.......................          8,986           6         9,080          -                -        (100)

Tax benefit derived from exercise of
 stock options..................................          5,685           -         5,685          -                -           -

Effect of 2-for-1 stock split...................              -         549          (549)         -                -           -

Treasury stock acquired.........................        (72,149)          -             -          -                -     (72,149)
                                                    -----------     -------   -----------   --------       ----------   ---------
Balance, September 27, 1998.....................       $500,523      $1,100      $136,956   $561,663          ($2,059)  ($197,137)
                                                    ===========     =======   ===========   ========       ==========   =========

                                                                                                          Accumulated
                                                          Total                Additional                       other
                                                  stockholders'      Common       paid-in   Retained    comprehensive    Treasury
                                                         equity       stock       capital   earnings           income       stock
                                                  -------------     -------   -----------   --------    -------------   ---------
Balance, January 1, 1999........................     $  594,349      $1,154      $234,787   $593,781          ($2,287)  ($233,086)

Nine months ended October 3, 1999:

Comprehensive income
  Net income....................................        161,310           -             -    161,310                -           -
  Foreign currency translation adjustments......          2,141           -             -          -            2,141           -
                                                    -----------
    Total comprehensive income..................        163,451
                                                    -----------
Amortization of deferred compensation in
 connection with executive stock options........             95           -            95          -                -           -

Exercise of stock options.......................         11,542          13        11,529          -                -           -

Tax benefit derived from exercise of
 stock options..................................          7,460           -         7,460          -                -           -

Stock issued as additional consideration for
 acquisition of Sun Apparel, Inc. ..............         14,334           6        14,328          -                -           -

Treasury stock acquired.........................           (777)          -             -          -                -        (777)

Stock and options issued for acquisition of
 Nine West Group Inc., net of issuance costs....        421,657         171       421,486          -                -           -

Other...........................................           (198)          -          (198)         -                -           -
                                                    -----------     -------   -----------   --------       ----------   ---------
Balance, October 3, 1999........................     $1,211,913      $1,344      $689,487   $755,091            ($146)  ($233,863)
                                                    ===========     =======   ===========   ========       ==========   =========

All amounts in thousands

See notes to consolidated financial statements


JONES APPAREL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                        Nine Months ended
                                                               --------------------------------
                                                                 October 3,       September 27,
                                                                   1999               1998
                                                               ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..............................................          $161,310            $122,746
                                                               -----------         -----------
Adjustments to reconcile net income to net cash
 used in operating activities, net of acquisition
 of Nine West Group Inc.:
    Amortization of goodwill............................            13,696                   -
    Depreciation and other amortization.................            33,221              11,254
    Provision for losses on accounts receivable.........             5,895                 825
    Deferred income taxes...............................            10,212              (3,174)
    Other...............................................               834                 362
    (Increase) decrease in
      Trade receivables.................................          (249,969)           (165,353)
      Inventories.......................................            16,840              27,638
      Prepaid expenses and other current assets.........            30,941              (7,293)
      Other assets......................................            (2,039)             (5,828)
    Increase (decrease) in:
      Accounts payable..................................            78,827              (8,473)
      Taxes payable.....................................             6,242              42,761
      Accrued expenses and other liabilities............           (48,556)              9,850
                                                               -----------         -----------
      Total adjustments.................................          (103,856)            (97,431)
                                                               -----------         -----------
Net cash provided by operating activities...............            57,454              25,315
                                                               -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures....................................           (19,444)            (37,546)
Acquisition of Nine West Group Inc.
 net of cash acquired ..................................          (433,824)                  -
Additional consideration paid for acquisition
 of Sun Apparel, Inc. ..................................           (20,137)                  -
Acquisition of intangibles..............................           (28,429)                  -
Decrease in cash restricted for capital additions.......                 -              11,193
Other...................................................             5,373                (116)
                                                               -----------         -----------
Net cash used in investing activities...................          (496,461)            (26,469)
                                                               -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of 7.5% Senior Notes, net of discount...........          173,533                   -
Issuance of 7.875% Senior Notes, net of discount.........          222,820                   -
Debt issuance costs......................................           (5,592)                  -
Repurchase of Nine West Senior Notes.....................         (344,033)                  -
Premiums paid on repurchase of Nine West Senior Notes....          (12,854)                  -
Net borrowings under various credit facilities...........          305,673              41,950
Principal payments on capitalized leases.................           (3,377)             (2,806)
Acquisition of treasury stock............................             (777)            (72,149)
Proceeds from exercise of stock options..................           11,542               8,986
Other....................................................             (228)                  -
                                                               -----------         -----------

Net cash provided by (used in) financing activities......          346,707             (24,019)
                                                               -----------         -----------

EFFECT OF EXCHANGE RATES ON CASH.........................             (233)                 (5)
                                                               -----------         -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS................          (92,533)            (25,178)

CASH AND CASH EQUIVALENTS, beginning of period...........          129,024              40,134
                                                               -----------         -----------
CASH AND CASH EQUIVALENTS, end of period.................          $36,491             $14,956
                                                               ===========         ===========


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


2.  Acquisition of Nine West

  On June 15, 1999, the Company acquired Nine West Group Inc. ("Nine West"). In the acquisition, the Company purchased all the outstanding shares of Nine West's common stock for a total purchase price of $463.6 million in cash and approximately 17.1 million shares of common stock, valued for financial reporting purposes at $24.35 per share (the average closing price for the week containing March 1, 1999, the date the definitive Agreement and Plan of Merger was signed). In addition, the Company assumed $493.7 million of Nine West's outstanding debt, a portion of which has been refinanced.

  Nine West is a leading designer, developer, manufacturer and marketer of women's footwear and accessories. Nine West markets collections of casual, career and dress footwear and accessories under multiple brand names which are targeted to various segments of the women's footwear and accessories markets.

  The acquisition has been accounted for under the purchase method of accounting for business combinations. Accordingly, the consolidated financial statements include the results of operations of Nine West from the acquisition date. The purchase price was allocated to Nine West's assets and liabilities, tangible and intangible, with the excess of the purchase price over the fair value of the net assets acquired of approximately $543.0 million being amortized on a straight-line basis over 30 years. During the quarter ended October 3, 1999, an appraisal of certain acquired assets was completed and purchase price allocations were adjusted accordingly. As part of the purchase price allocation, $62.3 million was recorded for severance payments and expected costs and losses relating to the restructuring of domestic and international operations and the closing of certain retail stores, of which $55.8 million remained accrued at October 3, 1999.

JONES APPAREL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


  The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisition and its related financing had taken place on January 1, 1998. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 1998, or which may result in the future. For comparative purposes, the pro forma amounts for the nine months ended September 27, 1998 include the results of Sun Apparel, Inc.(acquired on October 2, 1998) as if it had also been acquired on January 1, 1998.


                                            October 3,       September 27,
Nine months ended:                            1999               1998
                                           ----------        ------------

Net revenues (in thousands)............   $ 3,035,782         $ 2,994,904
Net income (in thousands)..............       173,138             140,397
Basic earnings per common share........         $1.42               $1.14
Diluted earnings per common share......         $1.38               $1.10


3.  Accounts Receivable

  Accounts receivable consists of the following (amounts in thousands):

                                            October 3,        December 31,
                                              1999                   1998
                                           ----------         -----------

Accounts receivable.....................    $ 369,265           $ 172,528
Securitized interest in
  accounts receivable...................      111,988                   -
Allowance for doubtful accounts.........      (18,683)             (3,303)
                                           ----------         -----------
                                            $ 462,570           $ 169,225
                                           ==========         ===========

4.  Inventories

  Inventories are summarized as follows (amounts in thousands):

                                            October 3,        December 31,
                                              1999                1998
                                           ----------         -----------
Raw materials..........................    $   31,979          $   33,928
Work in process........................        57,466              43,041
Finished goods.........................       612,849             191,206
                                           ----------         -----------
                                           $  702,294          $  268,175
                                           ==========         ===========

JONES APPAREL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


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


6.  Statement of Cash Flows

Nine Months Ended:                            October 3,        September 27,
(In thousands)                                   1999               1998
                                              -----------        -----------

Supplemental disclosures of cash flow information:
 Cash paid during the nine months for:
  Interest................................    $   29,085          $    4,039
  Income taxes............................        83,503              49,518

Supplemental disclosures of non-cash
 investing and financing activities:
 Equipment acquired through capital
  lease financing.........................         1,641              21,310
 Tax benefits related to stock options....         7,460               5,685
 Common stock issued as additional
  consideration for acquisition of
  Sun Apparel, Inc. ......................        14,334                   -

Detail of acquisitions:
 Fair value of assets acquired............    $1,723,838          $        -
 Liabilities assumed......................      (838,550)                  -
 Common stock and options issued..........      (421,687)                  -
                                              ----------         -----------
 Net cash paid for acquisitions...........       463,601                   -
 Cash acquired in acquisitions............        29,777                   -
                                              ----------         -----------
 Cash paid for acquisitions...............    $  433,824          $        -
                                              ==========         ===========


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

JONES APPAREL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.  Segment Information

  With the acquisition of Nine West, the Company has redefined the operating segments it uses for financial reporting purposes. The Company operates in three reportable segments: wholesale apparel, wholesale footwear and accessories, and retail. Historical data has been restated to reflect these changes. Summarized below are the Company's segment sales and operating income (loss) as defined by these new reportable segments for the quarters and nine months ended October 3, 1999 and September 27, 1998.

                                                            Wholesale
                                               Wholesale   Footwear &                  Other &
                                                 Apparel  Accessories      Retail Eliminations  Consolidated
                                               ---------  -----------   --------- ------------  ------------
For the quarter ended October 3, 1999
  Revenues from external customers..........  $  639,038   $  224,183   $ 276,176   $    7,272   $ 1,146,669
  Intersegment revenues.....................      30,326       39,019           -      (69,345)            -
                                              ----------   ----------   ---------   ----------   -----------
  Total revenues............................     669,364      263,202     276,176      (62,073)    1,146,669
                                              ----------   ----------   ---------   ----------   -----------
  Segment income............................  $  141,292   $    4,871   $  10,380   $    2,619       159,162
                                              ==========   ==========   =========   ==========
  Amortization of goodwill..................                                                          (7,212)
  Net interest expense......................                                                         (24,789)
                                                                                                 -----------
  Income before provision for income taxes..                                                     $   127,161
                                                                                                 ===========
For the quarter ended September 27, 1998
  Revenues from external customers..........  $  452,350   $        -   $  43,377   $    4,590   $   500,317
  Intersegment revenues.....................      38,253            -           -      (38,253)            -
                                              ----------   ----------   ---------   ----------   -----------
  Total revenues............................     490,603            -      43,377      (33,663)      500,317
                                              ----------   ----------   ---------   ----------   -----------
  Segment income............................  $  104,674   $        -   $      36   $   (7,459)       97,251
                                              ==========   ==========   =========   ==========
  Net interest expense......................                                                          (1,156)
                                                                                                 -----------
  Income before provision for income taxes..                                                     $    96,095
                                                                                                 ===========
For the nine months ended October 3, 1999
  Revenues from external customers..........  $1,557,228   $  277,897   $ 385,022   $   16,001   $ 2,236,148
  Intersegment revenues.....................      74,654       47,006           -     (121,660)            -
                                              ----------   ----------   ---------   ----------   -----------
  Total revenues............................   1,631,882      324,903     385,022     (105,659)    2,236,148
                                              ----------   ----------   ---------   ----------   -----------
  Segment income............................  $  306,152   $   10,230   $  17,996   $  (10,786)      323,592
                                              ==========   ==========   =========   ==========
  Amortization of goodwill..................                                                         (13,696)
  Net interest expense......................                                                         (41,284)
                                                                                                 -----------
  Income before provision for income taxes..                                                     $   268,612
                                                                                                 ===========
For the nine months ended September 27, 1998
  Revenues from external customers..........  $1,063,990   $        -   $ 117,250   $   11,406   $ 1,192,646
  Intersegment revenues.....................      89,528            -           -      (89,528)            -
                                              ----------   ----------   ---------   ----------   -----------
  Total revenues............................   1,153,518            -     117,250      (78,122)    1,192,646
                                              ----------   ----------   ---------   ----------   -----------
  Segment income............................  $  212,888   $        -   $   8,270   $  (18,826)      202,332
                                              ==========   ==========   =========   ==========
  Net interest expense......................                                                          (2,745)
                                                                                                 -----------
  Income before provision for income taxes..                                                     $   199,587
                                                                                                 ===========

Total assets at October 3, 1999.............  $1,865,114    $ 767,662   $ 429,544   $  (63,752)  $ 2,998,568
Total assets at September 27, 1998..........     672,446            -      75,096      (11,473)      736,069


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

  The following summarized financial information represents the results of Jones USA for the first nine months of 1999, Nine West since the date of acquisition and pro forma information for Jones USA for the first nine months of 1998, assuming the reorganization had taken place on January 1, 1998 (all amounts in thousands). Separate financial statements and other disclosures concerning Jones USA, Nine West and Jones Holdings are not presented, because management has determined that such information is not material to the holders of the outstanding debt.

                                                             Other and
                               Jones USA      Nine West   Eliminations    Consolidated
                              -----------    ----------   ------------   -------------
On or for the nine months
 ended October 3, 1999:

Current assets..............  $ 1,381,496   $   584,281      $(604,442)    $ 1,361,335
Noncurrent assets...........      155,271     1,023,917        458,045       1,637,233
Current liabilities.........      829,457       533,441       (470,253)        892,645
Noncurrent liabilities......      707,242       191,562         (4,794)        894,010

Total revenues..............    1,135,054       549,851        551,243       2,236,148
Gross profit................      426,004       198,492        229,146         853,642
Operating income............      174,425        13,087        122,384         309,896
Net income..................       78,942        (3,768)        86,136         161,310

On or for the nine months
 ended September 27, 1998:

Current assets..............  $   510,481   $         -      $  41,441     $   551,922
Noncurrent assets...........      135,171             -         48,976         184,147
Current liabilities.........      520,649             -       (339,553)        181,096
Noncurrent liabilities......       48,993             -          5,303          54,296
Excess of net assets
 acquired over cost.........          154             -              -             154

Total revenues..............    1,101,289             -         91,357       1,192,646
Gross profit................      357,162             -         57,112         414,274
Operating income............      139,262             -         63,070         202,332
Net income..................       75,848             -         46,898         122,746


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

  The following discussion provides information and analysis of the Company's results of operations for the quarterly and nine month periods ended
October 3, 1999 and September 27, 1998, respectively, and its liquidity and capital resources. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere herein.

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


Results of Operations

Statements of Income Expressed as a Percentage of Total Revenues

                           Quarter ended            Nine Months ended
                      ------------------------   -------------------------
                      October 3, September 27,   October 3, September 27,
                        1999         1998          1999         1998
                      ---------- -------------   ---------- --------------
Net sales                  99.4%         99.1%        99.3%          99.0%
Licensing income            0.6%          0.9%         0.7%           1.0%
                      ---------- -------------   ---------- --------------
Total revenues            100.0%        100.0%       100.0%         100.0%
Cost of goods sold         58.3%         64.9%        59.8%          65.3%
                      ---------- -------------   ---------- --------------
  Gross profit before
   purchase accounting
   adjustments             41.7%         35.1%        40.2%          34.7%
Purchase accounting
  adjustments to
  cost of goods sold        3.4%            -          2.0%             -
                      ---------- -------------   ---------- --------------
  Gross profit             38.3%         35.1%        38.2%          34.7%
Selling, general
 and administrative
 expenses                  24.4%         15.7%        23.7%          17.8%
Amortization of
 goodwill                   0.6%            -          0.6%             -
                      ---------- -------------   ---------- --------------
  Operating income         13.3%         19.4%        13.9%          17.0%
Net interest expense        2.2%          0.2%         1.8%           0.2%
                      ---------- -------------   ---------- --------------
  Income before
   provision for income
   taxes                   11.1%         19.2%        12.0%          16.7%
Provision for income
  taxes                     4.5%          7.4%         4.8%           6.4%
                      ---------- -------------   ---------- --------------
Net income                  6.5%         11.8%         7.2%          10.3%
                      ========== =============   ========== ==============

                                      Totals may not agree due to rounding.


Quarter Ended October 3, 1999 Compared to Quarter Ended September 27, 1998

  Revenues. Total revenues for the 13 weeks ended October 3, 1999 (hereinafter referred to as the "third quarter of 1999") increased 129.2%, or $646.4 million, to $1.1 billion, compared to $500.3 million for the 13 weeks ended September 27, 1998 (hereinafter referred to as the "third quarter of 1998"). The revenue growth resulted primarily from the net sales of product lines added as a result of the Sun and Nine West acquisitions ($164.1 million and $460.4 million of the increase, respectively). The breakdown of total revenues for both periods is as follows:


                          Third      Third
                         Quarter    Quarter      Increase/     Percent
(in millions)            of 1999    of 1998     (Decrease)      Change
                       ------------------------------------------------
Wholesale apparel         $639.0     $452.3        $186.7         41.3%
Wholesale footwear
  and accessories          224.2          -         224.2            -
Retail                     276.2       43.4         232.8        536.4%
Other                        7.3        4.6           2.7         58.7%
                       ------------------------------------------------
Total revenues          $1,146.7     $500.3        $646.4        129.2%
                       ================================================

  Wholesale apparel revenues increased primarily as a result of the acquisition of Sun, increases in shipments of Lauren by Ralph Lauren products and initial shipments of the Ralph by Ralph Lauren line, partially offset by planned lower shipments of Jones New York collection products. The increases in wholesale footwear and accessories and retail revenues are the result of the acquisition of Nine West.

  Gross Profit. The gross profit margin increased to 38.3% in the third quarter of 1999 compared to 35.1% in the third quarter of 1998. Wholesale apparel gross profit margins increased to 38.3% in the third quarter of 1999 compared to 33.8% in the third quarter of 1998, resulting from lower overseas production costs, the favorable impact of currency devaluations in Asia, and continued improvement in inventory management. Retail gross profit margins also increased to 48.4% from 38.1%, primarily due to the acquisition of Nine West.

  Gross profit was negatively impacted during the third quarter of 1999 by a $39.1 million writeoff of adjustments required under purchase accounting to mark up acquired Nine West inventory to market value upon acquisition; without this charge, the gross profit margin for the third quarter of 1999 would have been 41.7%.

  SG&A Expenses. Selling, general and administrative ("SG&A") expenses of $280.2 million in the third quarter of 1999 represented an increase of $201.9 million over the third quarter of 1998. As a percentage of total revenues, SG&A expenses increased to 24.4% in the third quarter of 1999 from 15.7% for the comparable period in 1998. Sun and Nine West accounted for $37.2 million and $151.4 million, respectively, of the increase, with the remainder primarily due to increased royalty and advertising expenses.

  Operating Income. The resulting third quarter of 1999 operating income of $152.0 million increased 56.2%, or $54.7 million, over the $97.3 million for the third quarter of 1998. The operating margin decreased to 13.3% in the third quarter of 1999 from 19.4% in the third quarter of 1998, due to the factors discussed above and the amortization of goodwill resulting from the Sun and Nine West acquisitions.

  Net Interest Expense. Net interest expense was $24.8 million in the third quarter of 1999 compared to $1.1 million in the comparable period of 1998, primarily as a result of the debt incurred to finance the Sun and Nine West acquisitions.

  Provision for Income Taxes. The effective income tax rate was 41.0% for the third quarter of 1999 compared to 38.5% for the third quarter of 1998. The increase was primarily due to the nondeductibility of goodwill amortization in the third quarter of 1999.

  Net Income. Net income increased 27.0% to $75.0 million in the third quarter of 1999, an increase of $15.9 million over the net income of $59.1 million earned in the third quarter of 1998. Net income as a percentage of total revenues was 6.5% in the third quarter of 1999 and 11.8% in the third quarter of 1998. Excluding the amortization of goodwill resulting from the Sun and Nine West acquisitions, net income for the third quarter of 1999 would have been $82.2 million ($0.65 per diluted share).


Nine Months Ended October 3, 1999 Compared to Nine Months Ended
September 27, 1998

  Revenues. Total revenues for the 39 weeks ended October 3, 1999 (hereinafter referred to as the "first nine months of 1999") increased 87.5%, or $1.0 billion, to $2.2 billion, compared to $1.2 billion for the 39 weeks ended September 27, 1998 (hereinafter referred to as the "first nine months of 1998). The revenue growth resulted primarily from the net sales of product lines added as a result of the Sun and Nine West acquisitions ($441.4 million and $546.0 million of the increase, respectively). The breakdown of total revenues for both periods is as follows:


                           First          First
                        Nine Months    Nine Months   Increase/   Percent
(in millions)             of 1999        of 1998    (Decrease)    Change
                        ------------------------------------------------
Wholesale apparel          $1,557.2       $1,064.0    $  493.2     46.4%
Wholesale footwear
  and accessories             277.9              -       277.9         -
Retail                        385.0          117.2       267.8    228.5%
Other                          16.0           11.4         4.6     40.4%
                        ------------------------------------------------
Total revenues             $2,236.1       $1,192.6    $1,043.5     87.5%
                        ================================================


  Wholesale apparel revenues increased primarily as a result of the acquisition of Sun and increased shipments of Jones New York Sport and Lauren by Ralph Lauren products and the initial shipments of the Ralph by Ralph Lauren line, partially offset by planned lower shipments of Jones New York collection products and the repositioning of the Evan-Picone line from better to moderate. The increases in wholesale footwear and accessories and retail are the result of the acquisition of Nine West.

  Gross Profit. The gross profit margin increased to 38.2% in the first nine months of 1999 compared to 34.7% in the first nine months of 1998. Wholesale apparel gross profit margins increased to 37.5% in the first nine months of 1999 compared to 32.7% in the first nine months of 1998, resulting from the increase in sales of Lauren by Ralph Lauren products and the addition of the Polo Jeans label (both of which carry higher margins than the corporate average), lower overseas production costs, the favorable impact of currency devaluations in Asia, and continued improvement in inventory management. Retail gross profit margins also increased to 49.3% from 46.5%, primarily due to the acquisition of Nine West.

  Gross profit was negatively impacted during the first nine months of 1999 by a $45.6 million writeoff of adjustments required under purchase accounting to mark up acquired Nine West inventory to market value upon acquisition; without this charge, the gross profit margin for the first nine months of 1999 would have been 40.2%.

  SG&A Expenses. SG&A expenses of $530.1 million in the first nine months of 1999 represented an increase of $318.2 million over the first nine months of 1998. As a percentage of total revenues, SG&A expenses increased to 23.7% in the first nine months of 1999 from 17.8% for the comparable period in 1998. Sun and Nine West accounted for $100.5 million and $179.7 million, respectively, of the increase with the remainder primarily due to increased royalty and advertising expenses.

  Operating Income. The resulting first nine months of 1999 operating income of $309.9 million increased 53.2%, or $107.6 million, over the $202.3 million achieved during the first nine months of 1998. The operating margin decreased to 13.9% in the first nine months of 1999 from 17.0% in the first nine months of 1998, due to the factors discussed above and the amortization of goodwill resulting from the Sun and Nine West acquisitions.

  Net Interest Expense. Net interest expense was $41.3 million in the first nine months of 1999 compared to $2.7 million in the comparable period of 1998, primarily as a result of the debt incurred to finance the Sun and Nine West acquisitions.

  Provision for Income Taxes. The effective income tax rate was 40.0% for the first nine months of 1999 compared to 38.5% for the first nine months of 1998. The increase was primarily due to the nondeductibility of goodwill amortization in the first nine months of 1999.

  Net Income. Net income increased 31.4% to $161.3 million in the first nine months of 1999, an increase of $38.6 million over the net income of $122.7 million earned in the first nine months of 1998. Net income as a percentage of total revenues was 7.2% in the first nine months of 1999 and 10.3% in the first nine months of 1998. Excluding the amortization of goodwill resulting from the Sun and Nine West acquisitions, net income for the first nine months of 1999 would have been $175.0 million ($1.52 per diluted share).

Liquidity and Capital Resources

  The Company's principal capital requirements have been to fund acquisitions, working capital needs, capital expenditures and repurchases of the Company's common stock on the open market. The Company has historically relied primarily on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance its operations and expansion. As of October 3, 1999, total cash and cash equivalents were $36.5 million, an increase of $21.5 million over the $15.0 million reported as of September 27, 1998 and a decrease of $92.5 million from the $129.0 million reported as of December 31, 1998.

  Net cash provided by operations was $57.5 million in the first nine months of 1999, primarily due to $208.2 million of earnings before depreciation and amortization, decreases in inventories and prepaid expenses and other current assets and a higher level of accounts payable, offset by increases in accounts receivable. Net cash provided by operations was $25.3 million in the first nine months of 1998, primarily due to $134.0 million of earnings before depreciation and amortization, an increase in taxes payable and a decrease in inventories, offset primarily by an increase in accounts receivable.

  Net cash used in investing activities increased $470.0 million in the first nine months of 1999 over the first nine months of 1998, due primarily to the acquisition of Nine West, costs relating to acquiring certain trademarks, and additional consideration related to the acquisition of Sun (discussed below). Capital expenditures were $19.4 million in the first nine months of 1999 compared to $37.5 million in the first nine months of 1998.

  Financing activities provided $346.7 million of cash in the first nine months of 1999, primarily from the issuance of $400.0 million of senior notes as well as a $305.7 million increase in bank borrowings and $11.5 million in proceeds from employees exercising stock options, offset by $356.9 million in payments related to the repurchase of a portion of Nine West's outstanding notes. In connection with the Nine West acquisition, the Company sold $175.0 million of 7.50% Senior Notes due
2004 and $225.0 million of 7.875% Senior Notes due 2006. In addition to financing the cash portion of the acquisition, the proceeds of these notes and the increase in bank borrowings were also used to repurchase substantially all of Nine West's $94.0 million of 9% Series B Senior Subordinated Notes due 2007 (the "Nine West Subordinated Notes") and $186.1 million of Nine West's 5.5% Convertible Subordinated Notes due 2003 (the "Nine West Convertible Notes"), as well as $64.9 million of Nine West's 8.375% Senior Notes due 2005 (the "Nine West Senior Notes"). During the first nine months of 1998, financing activities provided
$32.0 million of cash, primarily the result of increased bank borrowings of $45.1 million, most of which was used to repurchase $30.6 million of the Company's common stock on the open market. As of October 3, 1999, a total of $232.9 million had been expended under previously announced programs to acquire up to $300.0 million of such shares. The Company may authorize additional share repurchases in the future depending on, among other things, market conditions and the Company's financial condition.

  As part of the acquisition of Nine West, the Company has assumed all obligations under the Nine West Convertible Notes and the Nine West Senior Notes. At October 3, 1999, $0.1 million of the Nine West Subordinated Notes, $0.5 million of the Nine West Convertible Notes, $131.6 million of the Nine West Senior notes, $175.0 million of the 7.50% Senior Notes due 2004, $225.0 million of the 7.875% Senior Notes due 2006 and $265.0 million of the 6.25% Senior Notes due 2001 were outstanding. All the Company's notes pay interest semiannually and contain certain covenants, including, among others, restrictions on liens, sale-leaseback transactions, and additional secured debt.

  The terms of the acquisition agreement for Sun require the Company to pay the former Sun shareholders additional consideration of $2.00 for each $1.00 of Sun's earnings before interest and taxes (as defined in the merger agreement) for each of the years 1998 through 2001 that exceeds certain targeted levels. This additional consideration is to be paid 59% in cash and 41% in the Company's common stock, the value of which will be determined by the prices at which the common stock trades in a defined period preceding delivery in each year. During the first nine months of 1999, the Company paid $20.1 million in cash and issued 586,550 shares of common stock (valued at $14.3 million) of additional consideration for the Sun acquisition.

  In connection with the Nine West acquisition, the Company entered into new and amended agreements with First Union National Bank, as administrative agent, and other lending institutions to borrow an aggregate principal amount of up to $1.2 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for a $500.0 million 364-day Revolving Credit Facility and a $700.0 million Five-Year Revolving Credit Facility. At October 3, 1999, $190.6 million was outstanding under the 364-Day Revolving Credit Facility (comprised of $174.6 in outstanding letters of credit and $16.0 million in cash borrowings) and $402.0 million in cash borrowings was outstanding under the Company's Five-Year Revolving Credit Facility. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require the Company to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on the Company's ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers, and pay dividends.

  Nine West has a five-year Receivables Facility (created in 1995 and amended in 1998) which permits Nine West to obtain up to $132.0 million of funding based on the sale, without recourse, of eligible Nine West accounts receivable. As of October 3, 1999, Nine West had sold $204.0 million of outstanding trade accounts receivable into the Receivables Facility and had received proceeds of $92.0 million.

  The Company also has various unsecured foreign lines of credit in Europe, Australia and Canada, under which $7.5 million was outstanding at October 3, 1999.

  The Company believes that funds generated by operations, proceeds from issuance of the various notes discussed above, the Senior Credit Facilities and the foreign lines of credit will provide the financial resources sufficient to meet its foreseeable working capital, letter of credit, capital expenditure and stock repurchase requirements and any ongoing obligations to the former Sun shareholders.

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

  The Company has completed the correcting and updating of its critical systems to ensure Year 2000 compliance and has substantially completed any necessary remediation of its non-critical systems. However, there can be no assurances that any systems and products of other companies on which the Company relies found not to be Year 2000 compliant will not have an adverse effect on the Company's business, operations or financial condition.

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

  As of October 3, 1999, the Company had incurred approximately $1.0 million in direct external costs related to the Year 2000 issue. The Company does not separately track the internal costs incurred for the Year 2000 plan as such costs are principally the related payroll costs for the management information systems service group. The Company believes that additional costs related to the Year 2000 issue will not be material to its business, operations or financial condition. However, estimates of Year 2000 related costs are based on numerous assumptions; there is no certainty that estimates will be achieved and actual costs could be materially greater than anticipated. The Company anticipates that it will fund its additional Year 2000 costs from current working capital.

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


Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

  The Company has been named as one of multiple defendants in two lawsuits challenging working conditions for foreign contract workers in garment factories in Saipan (part of the U.S. Commonwealth of the Northern Mariana Islands). One suit was filed in federal court in Los Angeles by several anonymous plaintiffs on behalf of a purported class of garment workers; the second was filed in state court in San Francisco by a labor union and three nonprofit groups. The Company and the other defendants in the federal suit moved to transfer venue to the District of the Northern Mariana Islands.
On September 29, 1999, the court ruled that the action should be transferred, but transferred it to the District of Hawaii. On October 22 and 26, two defendants filed petitions in the Ninth Circuit Court of Appeals for a writ of mandamus to compel transfer of this suit to the Marianas, and on November 3 the Company joined in one of those petitions. No action has as yet been taken on those petitions. On September 3, 1999, the California state court held a hearing on the defendant's demurrer to plaintiffs' complaint. The court reserved decision, but permitted the plaintiffs to amend their complaint to address apparent shortcomings in the allegations. On September 23, 1999, plaintiffs served their amended complaint, and on October 6, 1999, the Company and the other defendants renewed their demurrer.

  Plaintiffs' counsel in these two actions have announced additional settlements that bring to nine the number of U.S.-based companies, some of whom have not been previously named as defendants in these actions, who have agreed on a proposed settlement structure for these claims consisting of a cash payment and institution of an independent monitoring program and specified standards for production of garments in Saipan. Such class settlements are subject to approval by the federal court, which plaintiffs have not yet sought. At this early stage, the Company is not in a position to evaluate the likelihood of an unfavorable outcome.

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

  Since January 13, 1999, more than 25 putative class actions have been filed on behalf of purchasers of Nine West's footwear in four separate federal courts. These federal complaints allege that Nine West violated
Section 1 of the Sherman Act by engaging in a conspiracy with its retail distributors to fix the minimum prices at which the footwear marketed by Nine West was sold to the public and seek injunctive relief, unspecified compensatory and treble damages, and attorneys' fees. All of these putative federal class action complaints have been transferred and consolidated into a single action in the United States District Court for the Southern District of New York. On April 9, 1999,
Nine West and certain retail distributors named as co-defendants in the action moved to dismiss the complaint. The motion is fully submitted. Discovery in the consolidated action was stayed pending a decision on the motion to dismiss pursuant to an order of the Court issued at a status conference on March 25, 1999.

  In addition, five putative class actions based on the same alleged conduct have been filed in state courts in New York, the District of Columbia, Wisconsin, California and Minnesota alleging violations of those states' respective antitrust laws. The five state actions likewise seek injunctive relief, unspecified compensatory and treble damages, and attorneys' fees. Nine West has moved to dismiss each of these state actions or, in the alternative, to stay them pending resolution of the consolidated federal action pending in the Southern District of New York. On October 22, 1999, the state court in Westchester County, New York granted Nine West's motion to dismiss. On October 22, 1999, the state court in San Diego, California granted Nine West's demurrer to the amended complaint filed in California, dismissing that action with prejudice. On July 27, 1999, the state court in Hennepin County, Minnesota granted Nine West's motion to stay the action in that state pending a decision on the motion to dismiss filed in federal court in the Southern District in New York, and reserved decision as to Nine
West's motion to dismiss until after that time. Nine West's motions in Wisconsin and the District of Columbia remain pending. The Company does not anticipate that the inquiries or lawsuits will result in a material adverse financial effect on the Company.

  On March 3, 4 and 5, 1999, four purported stockholder class action suits were filed against the Company, Nine West and the members of Nine West's Board of Directors in the Delaware Court of Chancery. These complaints allege, among other things, that the defendants have breached their fiduciary duties to Nine West stockholders by failing to maximize stockholder value in connection with entering into the Merger Agreement with the Company. The Company believes that the complaints are without merit and plans to defend vigorously against the complaints.

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



Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    See Index to Exhibits.

(b) Reports on Form 8-K

    Not applicable.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                JONES APPAREL GROUP, INC.
                                                -------------------------
                                                             (Registrant)

Date: November 12, 1999                       By  /s/ Sidney Kimmel
                                                -------------------------
                                                            SIDNEY KIMMEL
                                                  Chief Executive Officer


                                              By  /s/ Wesley R. Card
                                                -------------------------
                                                           WESLEY R. CARD
                                                  Chief Financial Officer

INDEX TO EXHIBITS

Number      Description
------      -----------


10.1* Letter Agreement, dated July 22, 1999, among Nine West Group Inc., Nine West Funding Corporation, Corporate Receivables Corporation, the Liquidity Providers named therein, Citicorp North America, Inc. and The Bank of New York, extending the term of the Amended and Restated Series 1995-1 Certificate Purchase Agreement.

10.2* Employment Agreement dated as of June 15, 1999 between the Registrant and Mark J. Schwartz.#

27*         Financial Data Schedule (filed only electronically).

* Filed herewith.
# Management contract or compensatory plan or arrangement.