Form 10-K
period 1999-12-31
JONES APPAREL GROUP INC
filed 2000-03-17
CIK 874016

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ______________________

                                FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1999

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 2000 was approximately $2,549,460,550.

  As of March 10, 2000, 117,438,010 shares of the registrant's common stock were outstanding.

                             TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I

Item 1   Business.........................................................   4

Item 2   Properties.......................................................  18

Item 3   Legal Proceedings................................................  19

Item 4   Submission of Matters to a Vote of Security Holders..............  20

PART II

Item 5   Market for Registrant's Common Equity and Related Stockholder
         Matters..........................................................  21

Item 6   Selected Financial Data..........................................  22

Item 7   Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................  23

Item 7A  Quantitative and Qualitative Disclosures About Market Risk.......  28

Item 8   Financial Statements and Supplementary Data......................  29

Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................  56

PART III

Item 10  Directors and Executive Officers of the Registrant...............  56

Item 11  Executive Compensation...........................................  57

Item 12  Security Ownership of Certain Beneficial Owners and Management...  57

Item 13  Certain Relationships and Related Transactions...................  57

PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K..  58

Signatures................................................................  59

Index to Financial Statement Schedules....................................  60

Exhibit Index.............................................................  60

                    DOCUMENTS INCORPORATED BY REFERENCE


  The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:


                       Document                           Part
          ------------------------------------            ----

          Those portions of the registrant's               III
          proxy statement for the registrant's
          2000 Annual Meeting of Stockholders
          (the "Proxy Statement") that are
          specifically identified herein as
          incorporated by reference into this
          Form 10-K.


          =====================================================

                                DEFINITIONS

  As used in this Report, unless the context requires otherwise, the "Company" means Jones Apparel Group, Inc. and consolidated subsidiaries, "Sun" means Sun Apparel, Inc. (acquired October 2, 1998), and "Nine West" means Nine West Group Inc. (acquired June 15, 1999). The results of Sun and Nine West are included in the Company's operating results from the respective dates of acquisition and, therefore, the Company's operating results for all periods presented are not comparable.


              STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

  This Report includes, and incorporates by reference, "forward-looking statements" within the meaning of the Private Securities Litigation Reform
Act of 1995. All statements regarding the Company's expected financial position, business and financing plans are forward-looking statements.
The words "believes," "expects," "plans," "intends," "anticipates" and similar expressions identify forward-looking statements. Forward-looking statements also include representations of the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of national and regional economic conditions, the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, customer acceptance of both new designs and newly-introduced product lines, financial difficulties encountered by customers, the effects of vigorous competition in the markets in which the Company operates, the integration of Nine West, Sun, or other acquired businesses into the Company's existing operations, the termination or non-renewal of the licenses with Polo Ralph Lauren Corporation, the Company's extensive foreign operations and manufacturing, pending litigation and investigations, changes in the costs of raw materials, labor and advertising, and the Company's ability to secure and protect trademarks and other intellectual property rights. All statements other than statements of historical facts included in this Report, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements.
Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Report in conjunction with the forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                                   PART I

ITEM 1.  BUSINESS

General

  Jones Apparel Group, Inc. is a leading designer and marketer of a broad range of women's career sportswear, suits, and dresses, casual sportswear and jeanswear for men, women and children, and women's shoes and accessories. The Company has pursued a multi-brand strategy by marketing its products under several nationally known brands, including Jones New York, Evan-Picone and Rena Rowan, and the licensed brands Lauren by Ralph Lauren, Ralph by Ralph Lauren and Polo Jeans Company. Each label is differentiated by its own distinctive styling and pricing strategy.
The Company primarily contracts for the manufacture of its products through a worldwide network of quality manufacturers. The Company has capitalized on its nationally known brand names by entering into various licenses for the Jones New York and Evan-Picone brand names with select manufacturers of women's and men's apparel and accessories.

  On June 15, 1999, the Company acquired 100% of the common stock of Nine West in a merger transaction. Nine West is a leading designer, developer and marketer of quality, fashionable footwear and accessories. Nine West markets its products under internationally recognized brands, including Nine West, Easy Spirit, Enzo Angiolini, Bandolino and cK/Calvin Klein (under license).
In addition, Nine West markets shoes and accessories under the Company's Evan-Picone label and, beginning in 2000, accessories under the Jones New York label.

Operating Segments

  The Company's operations are comprised of wholesale apparel, wholesale footwear and accessories, and retail segments. The Company identifies operating segments based on, among other things, the way that the Company's management organizes the components of the Company's business for purposes of allocating resources and assessing performance. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and the Company's own retail locations. See "Business Segment and Geographic Area Information" in the Notes to Consolidated Financial Statements.

Wholesale Apparel

  The Company's brands cover a broad array of categories for both the women's and men's markets. Within those brands, various product classifications include career and casual sportswear, jeanswear, dresses, suits, and a combination of all components termed lifestyle collection. Career and casual sportswear are marketed as groups of skirts, pants, jackets, blouses, sweaters and related accessories which, while sold as separates, are coordinated as to styles, color schemes and fabrics, and are designed to be worn together. For its sportswear and dress collections, the Company develops several groups in a selling season. New sportswear and dress collections are introduced in four or five of the principal selling seasons - Spring, Summer, Fall I, Fall II and Holiday, while suit collections have traditionally been developed for the Fall and Spring seasons. The introduction of different groups in each season is spaced to ensure that retail customers frequently are introduced to new merchandise.


  The following table summarizes selected aspects of the products sold:

                                                       Product                 Market       Retail
                              Label                    Classification          Segment      Price Points
                              ----------------------   ---------------------   ----------   ------------
Jones New York Labels         Jones New York           Collection Sportswear   Better       $24 - $300
   Skirts, blouses, pants,    Jones New York Sport     Casual Sportswear       Better
   jackets, sweaters,         Jones & Co               Casual Sportswear       Better
   jeanswear, suits,          Jones Jeans              Casual Sportswear       Better
   dresses, casual tops       Jones New York Country   Lifestyle               Better
                              Jones New York Dress     Dresses                 Better
                              Jones New York Suit      Suits                   Better
                              Jones Wear               Collection Sportswear   Moderate
                              Jones Wear Sport         Casual Sportswear       Moderate

Evan-Picone Labels            Evan-Picone              Lifestyle               Moderate     $20 - $119
   Skirts, blouses, pants,    Evan-Picone Dress        Dresses                 Moderate
   jackets, sweaters,
   jeanswear, dresses,
   casual tops

Other Labels                  Rena Rowan               Collection Sportswear   Better       $16 - $159
   Skirts, blouses, pants,    Todd Oldham              Casual Sportswear       Better
   jackets, sweaters,
   jeanswear, dresses,
   casual tops

Labels Under License          Lauren by Ralph Lauren   Lifestyle               Better       $20 - $450
   Skirts, blouses,           Ralph by Ralph Lauren    Lifestyle               Better
   pants, jackets,            Lauren Jeans Company     Lifestyle               Better
   sweaters, jeanswear,       Polo Jeans Company       Casual Sportswear       Better
   suits, dresses,            Lauren Dress             Lifestyle               Better
   casual tops, coats



Wholesale Footwear and Accessories

  The Company's wholesale footwear and accessories operations include the sale of both brand name and private label footwear and/or accessories through eight branded divisions, the Jervin private label division and the Accessories division. The Accessories division produces and sells handbags and small leather goods primarily under the Nine West brand.


  The following table summarizes selected aspects of the products sold:

                                                                   Retail Price Points
                  Product                    Market              --------------------------
Label             Classification             Segments              Shoes           Boots
--------------    ------------------------   ----------------    ----------    ------------

Footwear
--------

Nine West         Contemporary               Upper Moderate      $50 to $75    $80 to $160

Bandolino         Modern Classics            Upper Moderate      $40 to $60    $70 to $140

Calico            Value/Affordable Fashion   Lower Moderate      $30 to $50    $60 to $65

cK/Calvin         Dress Tailored             Bridge              $45 to $165   $105 to $265
Klein             Casual
                  Seasonal Sport

Easy Spirit       Comfort/Fit                Upper Moderate      $40 to $85    $70 to $125
                  Active
                  Sport/Casuals

Enzo              Sophisticated              Better              $60 to $90    $100 to $165
Angiolini         Classics

Evan-Picone       Contemporary               Moderate            $40 to $60    $50 to $90

9 & Co.           Junior/Trend               Moderate            $30 to $60    $55 to $100

Selby             Lifestyle Classics/        Upper Moderate      $60 to $80    $90 to $150
                  Comfort

Specialty         Traditional/               Moderate/Lower      $25 to $40    $40 to $50
Marketing/        Contemporary               Moderate
Westies

Jervin            All                        Moderate/           $20 to $50    $40 to $90
Private Label                                Lower Moderate


Accessories                                                      Accessories
-----------                                                      -----------

Primarily         Handbags and small         Moderate/Better     $30 to $120
Nine West         leather goods

cK/Calvin         Handbags and               Bridge              $35 to $200
Klein             small leather goods

Jones New York    Handbags                   Better              $45 to $170



Retail

  The Company markets apparel, footwear and accessories directly to consumers through the Company's specialty retail stores operating in malls, department store concessions and urban retail centers throughout the world as well as the Company's various value-based ("outlet") stores.

  The Company's ongoing evaluation of its retail operations has led to a decision to close many of its underperforming locations. The Company plans to close 120 to 135 domestic retail locations in 2000, including the eight 9 & Co. retail locations in operation as of December 31, 1999. The Company is also actively seeking to sell its Asian retail and wholesale footwear and accessories businesses and plans to close 40 to 50 international retail locations in 2000, excluding those in Asia.

  Specialty Retail Stores. At December 31, 1999, the Company operated a total of 970 specialty retail stores. These stores sell either footwear and accessories or apparel (or a combination of these products) primarily under their respective brand names. The Company's Nine West, Easy Spirit and
Enzo Angiolini retail stores offer selections of exclusive products not marketed to the Company's wholesale customers. Certain of the Company's specialty retail stores also sell products licensed by the Company, including belts, jewelry, legwear, outerwear, watches and sunglasses.

  The following table summarizes selected aspects of the Company's specialty retail stores at December 31, 1999. Of these stores, 574 are located within the United States with the remainder located primarily in Europe and Asia.


                                                       Retail Price Range
                                                -------------------------------                            Average
                                                Shoes       Handbags                                      store size
                 Number of  Brands              and         and small               Type of                (square
                 locations  offered             Boots       leather goods Apparel   locations                feet)
                 ---------  ---------------     --------    ------------- -------   --------------------   --------
Nine West           430     Primarily           $40-$170    $18-$100         -       Upscale and              1,284
                            Nine West                                                regional malls,
                                                                                     urban retail centers
                                                                                     department store
                                                                                     concessions

Easy Spirit         216     Easy Spirit         $45-$130    $22-$99          -       Upscale and              1,384
                            and Selby                                                regional malls,
                                                                                     urban retail centers

Enzo Angiolini       90     Primarily           $65-$165    $15-$200         -       Upscale malls,           1,179
                            Enzo Angiolini                                           urban retail centers,
                                                                                     department store
                                                                                     concessions

9 & Co.               8     9 & Co.             $30-$89     $12-$35          -       Regional malls,          1,569
                                                                                     urban retail centers

cK/Calvin Klein      18     cK/Calvin Klein     $65-$295    $20-$200         -       Upscale malls,           1,064
                                                                                     department store
                                                                                     concessions

Pied a Terre         32     Pied a Terre and    $100-$280      -             -       Urban retail             1,109
                            cK/Calvin Klein                                          locations, regional
                                                                                     malls, department
                                                                                     store concessions

Shoe Studio         170     Bertie,             $35-$300       -             -       Department store         1,546
                            Roland Cartier,                                          concessions
                            Roberto Vianni,
                            Vivaldi,
                            Jacques Michel,
                            Nine West
                            and others

Jones New York        2     Jones New York     -              -           $20-$230   Urban retail             2,855
                                                                                     locations

Jones New York        2     Jones New          -              -           $30-$300   Urban retail             3,516
Country                     York Country                                             locations

Todd Oldham           2     Todd Oldham        -              -           $15-$410   Urban retail             1,432
                            and TO2                                                  locations



  Outlet Stores. At December 31, 1999, the Company operated a total of 590 outlet stores. The Company's shoe stores focus on breadth of product line as well as value pricing and offer a distribution channel for the Company's residual inventories. The majority of the shoe stores' merchandise consists of new production of current and proven prior season's styles, with the remainder of the merchandise consisting of discontinued styles from the Company's specialty retail footwear stores and wholesale divisions. The apparel stores focus on breadth of product line, customer service and value pricing.
The apparel merchandise is all first-quality new production styles. In addition to its own brand name merchandise, these stores also sell merchandise produced by licensees of the Company.

  The following table summarizes selected aspects of the Company's outlet stores at December 31, 1999. Of these stores, 575 are located within the United States with the remainder located primarily in Europe and Australia.

                                                                        Average
                   Number of      Brands            Type of             store size
                   locations      offered           locations          (square feet)
                   ---------      --------------    ---------------     -----------
Nine West Outlet         158      Primarily          Manufacturer             2,613
                                  Nine West          outlet centers

Easy Spirit Outlet        35      Easy Spirit        Manufacturer             2,413
                                  and Selby          outlet centers

Banister                 115      All Company        Manufacturer             4,618
                                  footwear brands    outlet centers

Stein Mart (leased        83      All Company        Strip                    2,777
footwear departments)             footwear brands    centers

Enzo Angiolini Outlet      9      Enzo Angiolini     Manufacturer             2,350
                                                     outlet centers

Jones New York            79      Primarily          Manufacturer             3,770
                                  Jones New York     outlet centers

Jones New York Sport      26      Jones New York     Manufacturer             2,365
                                  Sport and          outlet centers
                                  Jones & Co

Jones New York Men's       7      Jones New York     Manufacturer             1,765
                                                     outlet centers

Evan-Picone                3      Evan-Picone        Manufacturer             2,152
                                                     outlet centers

Jones New York Country    42      Jones New          Manufacturer             2,747
                                  York Country       outlet centers

Factory Finale            13      All Company        Manufacturer             3,148
                                  apparel brands     outlet centers

Jones Company Store        9      All Company        Manufacturer             4,774
                                  apparel brands     outlet centers

Executive Suite           10      Jones New York     Manufacturer             2,176
                                  Suit And           outlet centers
                                  Executive Suite

Rena Rowan                 1      Rena Rowan         Manufacturer             3,700
                                  and Saville        outlet centers

Licensed Brands

  The Company licenses three major brands from Polo Ralph Lauren Corporation:
Lauren by Ralph Lauren, Ralph by Ralph Lauren and Polo Jeans Company.

  In October 1995, the Company acquired an exclusive license to manufacture and market women's shirts, blouses, skirts, jackets, suits, sweaters, pants, vests, coats, outerwear and hats under the Lauren by Ralph Lauren trademark in the United States and Canada, pursuant to license and design service agreements with Polo Ralph Lauren, which expire on December 31, 2001. Upon expiration of the initial term, the Company has the right to renew the license for an additional five-year period, provided that it meets certain minimum sales levels. The agreements provide for the payment by the Company of a percentage of net sales against guaranteed minimum royalty and design service payments as set forth in the agreements.

  In May 1998, the Company acquired an exclusive license to manufacture and market women's dresses, shirts, blouses, skirts, jackets, suits, sweaters, pants, vests, coats, outerwear and hats under the Ralph by Ralph Lauren trademark in the United States and Canada, pursuant to license and design service agreements with Polo Ralph Lauren, which expire on December 31, 2003. Upon expiration of the initial term, the Company has the right to renew the license for an additional three-year period, provided that it meets certain minimum sales levels. The agreements provide for the payment by the Company of a percentage of net sales against guaranteed minimum royalty and design service payments as set forth in the agreements.

  As part of the acquisition of Sun in 1998, the Company obtained the right to sell Polo Jeans Company products under long-term license and design agreements which Sun entered into with Polo Ralph Lauren in 1995 (collectively, the "Polo Jeans License"). Under the Polo Jeans License, Polo Ralph Lauren has granted the Company an exclusive license for the design, manufacture and sale of men's and women's jeanswear, sportswear, and related apparel under the Polo Jeans Company by Ralph Lauren trademarks in the United States and its territories. The initial term of the license agreement expires on December 31, 2000 and may be renewed by the Company in five-year increments for up to 30 additional years provided that it meets certain minimum sales levels. The Company has met the sales requirements and has exercised its first renewal option, which will expire on December 31, 2005. Subject to the Polo Ralph Lauren purchase option described below, renewal of the Polo Jeans License by the Company after 2010 requires a one-time payment of $25.0 million or, at the Company's option, a transfer of a 20% interest in its Polo Jeans Company business to Polo Ralph Lauren, with no fees required for subsequent renewals.

  Polo Ralph Lauren has an option, exercisable on or before June 1, 2010, to purchase the Company's Polo Jeans Company business at the end of 2010 for 80% of the then fair value of the business as a going concern, assuming continuation of the Polo Jeans License through 2030, payable in cash.

  As result of the acquisition of Nine West, the Company obtained the exclusive right to produce and sell footwear and accessories under the cK/Calvin Klein trademark and women's footwear under the Capezio trademark and obtained rights under license agreements for the production of various other products under the Capezio trademark.

Design

  Each apparel product line of the Company has its own design team which is responsible for the creation, development and coordination of the product group offerings within each line. The Company believes its design staff is recognized for its distinctive styling of garments and its ability to update fashion classics with contemporary trends. The Company's apparel designers travel throughout the world for fabrics and colors, and attempt to stay continuously abreast of the latest fashion trends. In addition, the Company actively monitors the retail sales of its products to determine changes in consumer trends.

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

  The Company's footwear brands are developed by separate design teams which independently interpret global lifestyle, clothing, footwear and accessories trends. To research and confirm such trends, the teams travel extensively in Asia, Europe and major American markets, conduct extensive market research on retailer and consumer preferences, and subscribe to fashion and color information services. Each team presents styles that maintain each brand's distinct personality. Samples are refined and then produced. After the samples are evaluated, lines are modified further for presentation at each season's shoe shows.

  In accordance with standard industry practices for licensed products, the Company has the right to approve the concepts and designs of all products produced and distributed by the Company's licensees. Similarly, Polo Ralph Lauren and Calvin Klein, Inc. provide design services to the Company for their respective licensed products and have the right to approve the Company's designs for the Lauren by Ralph Lauren, Ralph by Ralph Lauren and Polo Jeans Company product lines, and the cK/Calvin Klein product lines, respectively.

Manufacturing and Quality Control

Apparel

  Apparel sold by the Company is produced in accordance with its design, specification and production schedules. The Company contracts for the cutting and sewing of the majority of its garments with approximately 107 contractors located in the United States, approximately 106 in Mexico and approximately 425 in overseas locations. The Company also operates several manufacturing facilities of its own. Approximately 33% of the Company's apparel products were manufactured in the United States and Mexico and 67% in other parts of the world (primarily Asia) during 1999.

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

  For its sportswear business, the Company generally supplies the raw material to its domestic manufacturers and occasionally to foreign manufacturers. Otherwise, the raw materials are purchased directly by the manufacturer in accordance with the Company's specifications. Raw materials, which are in most instances made and/or colored especially for the Company, consist principally of piece goods and yarn and are purchased by the Company from a number of domestic and foreign textile mills and converters. The Company's foreign finished goods purchases are generally purchased on a letter of credit basis, while its domestic purchases are generally purchased on open account.

  The Company's primary raw material in its jeanswear business is denim, of which approximately 98% is purchased from leading domestic mills. Denim purchase commitments and prices are negotiated on a quarterly or semi-annual basis. The Company performs its own extensive testing of denim, cotton twill and other fabrics to ensure consistency and durability.

  The Company does not have long-term formal arrangements with any of its suppliers. The Company has experienced little difficulty in satisfying its raw material requirements and considers its sources of supply adequate.

  The Company's apparel products are manufactured according to plans prepared each year which reflect prior years' experience, current fashion trends, economic conditions and management estimates of a line's performance. The Company orders piece goods concurrently with concept board development.
The purchase of piece goods is controlled and coordinated on a divisional basis. The Company limits its exposure to specific colors and fabrics by committing to purchase only a portion of total projected demand with options to purchase additional volume if demand meets the plan. Since piece goods for a line usually are not cut until the first few weeks of a marketing period, the Company is able to tailor production schedules and styles to current market demands and minimize excess inventory and obsolescence.

  The Company believes its extensive experience in logistics and production management underlies its success in coordinating with contractors who manufacture different garments included within the same product group.
The Company has had long-term mutually satisfactory business relationships with many of its contractors but does not have long-term written agreements with any of them.

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

Footwear and Accessories

  To provide a steady source of footwear and accessories inventory, the Company relies on long-standing relationships developed by Nine West with Brazilian and Chinese manufacturers, working through independent buying agents, and third party manufacturers in other countries. Allocation of production among the Company's footwear and accessories manufacturing resources is determined based upon a number of factors, including manufacturing capabilities, delivery requirements and pricing.

  During 1999, approximately 54% of the Company's footwear products were manufactured by 18 independently owned footwear manufacturers in Brazil.
As a result of the number of entrepreneurial factory owners, the highly skilled labor force, the modern, efficient vertically-integrated factories and the availability of high-quality raw materials, the Brazilian manufacturers are able to produce significant quantities of moderately priced, high-quality leather footwear. The largest of these Brazilian factories operate tanneries for processing leather and produce lasts, heels and other footwear components as well as finished goods, and source raw materials worldwide based on input from the Company. The Company believes that its relationships with its Brazilian manufacturers provide it with a responsive and active source of supply of its products and, accordingly, give the Company a significant competitive advantage. The Company also believes that purchasing a significant percentage of its products in Brazil allows it to maximize production flexibility while limiting its capital expenditures, work-in-process inventory and costs of managing a larger production work force. Because of the sophisticated manufacturing techniques and vertical integration of these manufacturers, individual production lines can be quickly changed from one style to another, and production of certain styles can be completed in as few as four hours, from uncut leather to boxed footwear.

  Historically, instability in Brazil's political and economic environment has not had a material adverse effect on Nine West's financial condition or results of operations. The Company cannot predict, however, the effect that future changes in economic or political conditions in Brazil could have on the economics of doing business with its Brazilian manufacturers. Although the Company believes that it could find alternative manufacturing sources for those products which it currently sources in Brazil, the establishment of new manufacturing relationships would involve various uncertainties, and the loss of a substantial portion of its Brazilian manufacturing capacity before the alternative sourcing relationships were fully developed could have a material adverse effect on the Company's financial condition or results of operations.

  During 1999, approximately 37% of the Company's footwear products (primarily fabric footwear) were manufactured by independent third parties located in China, with the remainder of footwear production originating in Korea and other countries in the Far East, Italy, Spain and Uruguay. The Company's accessories are sourced through the Company's own buying offices in Korea and Hong Kong, which utilize independent third party manufacturers in China and Indonesia.

  The price paid by the Company for any style of footwear is determined after a physical sample of the style is produced, and is dependent on, among other things, the materials used and the quantity ordered for such style of footwear. Once a price list by style has been prepared and agreed to with a manufacturer, changes in prices generally occur only as a result of substitution of materials at the request of the Company. During the past year, there have been moderate increases in the general price of leather; however, those price increases have generally been offset by savings from increased manufacturing efficiencies and, as a result, generally have not been reflected in the selling price of the Company's products. Products have historically been purchased from the Brazilian and Asian manufacturers in pre-set United States dollar prices, and therefore, the Company generally has not been adversely affected by fluctuations in exchange rates.

  The Company places its projected orders for each season's styles with its manufacturers prior to the time the Company has received all of its customers' orders. Because of the Company's close working relationships with its third party manufacturers (which allow for flexible production schedules and production of large quantities of footwear within a short period of time), most of the Company's orders are finalized only after it has received orders from a majority of its customers. As a result, the Company believes that, in comparison to its competitors, it is better able to meet sudden demands for particular designs, more quickly exploit market trends as they occur, reduce inventory risk and more efficiently fill reorders booked during a particular season.

  The Company does not have any contracts with any of its footwear or accessories manufacturers but, with respect to footwear imported from Brazil, relies on long-standing relationships with its Brazilian manufacturers directly and through its independent buying agent, Bentley Services Inc. (the "Agent"). The Agent and its affiliates have overseen the activities of the Brazilian manufacturers for more than 15 years. In consultation with the Company, the Agent selects the proper manufacturer for the style being produced, monitors the manufacturing process, inspects finished goods and coordinates shipments of finished goods to the United States. Nine West entered into a five-year contract with the Agent effective January 1, 1992, which has been extended for an additional five years, which provides that the Agent, its owners, employees, directors and affiliates will not act as a buying agent for, or sell leather footwear manufactured in Brazil to, other importers, distributors or retailers for resale in the United States, Canada or the United Kingdom. As compensation for services rendered, the Agent receives a percentage of the sales price of the merchandise shipped to the Company. Paramont Trading S.A., an affiliate of the Agent, serves as the Company's agent in China. In addition to the Agent and Paramont Trading S.A., the Company utilizes its own buying offices in Hong Kong, Italy and Korea. Neither the Agent or Paramont Trading S.A. nor any of their principals are affiliates of the Company.

Marketing

  During 1999, no single customer accounted for more than 10% of sales; however, certain of the Company's customers are under common ownership. When considered together as a group under common ownership, sales to eight department store customers currently owned by The May Department Stores Company ("May") accounted for approximately 14% of 1999 sales, and sales to eight department store customers currently owned by Federated Department Stores, Inc. ("Federated") accounted for approximately 14% of 1999 sales. The Company's ten largest customer groups accounted for approximately 58% of sales in 1999. While the Company believes that purchasing decisions are generally made independently by each department store customer (including the stores in the May and Federated groups), in some cases the trend is toward more centralized purchasing decisions. The Company attempts to minimize its credit risk from its concentration of customers by closely monitoring accounts receivable balances and shipping levels and the ongoing financial performance and credit status of its customers.

  The Company has a sales force for apparel products of approximately 385 sales people (excluding employees in the Company's retail stores), which includes individuals located in the Company's New York, Toronto and Dallas showrooms. The Company also has a small number of independent sales representatives. In addition, senior management is actively involved in selling to major accounts.

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

  The Company believes retail demand for its apparel products is enhanced by the Company's ability to provide its retail accounts and consumers with knowledgeable sales support. In this regard, the Company has an established program to place retail sales specialists in many major department stores. These individuals have been trained by the Company to support the sale of its products by educating other store personnel and consumers about the Company's products and by coordinating the Company's marketing activities with those of the stores. In addition, the retail sales specialists provide the Company with firsthand information concerning consumer reactions to the Company's products. In addition, the Company has a program of designated sales personnel in which a store agrees to designate certain sales personnel who will devote a substantial portion of their time to selling the Company's products in return for certain benefits.

  The Company introduces new collections of footwear at industry-wide shoe shows, held four times yearly in New York City and semi-annually in Las Vegas, and at regional shoe shows throughout the year. The Company also introduces new accessory collections at market shows that occur four times each year in New York City. After each show, members of the Company's 38-person direct sales force visit customers to review the lines and take orders. The Company presently has footwear and accessories showrooms in New York City and Dallas and a cK/Calvin Klein Shoes and Bags showroom in New York City, where buyers view and place orders for the Company's products.

  The Company promotes its footwear and accessories business with certain department stores and specialty retail stores by bringing its retail and sales planning expertise to those retailers. Under this program, members of branded division management who have extensive retail backgrounds work with the retailer to create a "focus area" or "concept shop" within the store that displays the full collection of an entire brand in one area. These individuals assist the department and specialty retail stores by: providing advice about appropriate product assortment and product flow; making recommendations about when a product should be re-ordered; providing sales guidance, including the training of store personnel; and developing advertising programs with the retailer to promote sales of the Company's products. In addition, the Company's sales force and, for accessories, field merchandising associates recommend how to display the Company's products and educate store personnel about the Company and its products. The goal of this approach is to promote high retail sell-throughs of the Company's products. With this approach, customers are encouraged to devote greater selling space to the Company's products, and the Company is better able to assess consumer preferences, the future ordering needs of its customers, and inventory requirements.

Advertising and Promotion

  The Company employs a cooperative advertising program for its branded products, whereby it shares the cost of its wholesale customers' advertising and promotional expenses in newspapers, magazines and other media up to a preset maximum percentage of the customer's purchases. An important part of the marketing program includes prominent displays of the Company's products in wholesale customers' sales catalogs as well as in-store shop displays.

  National advertising campaigns have existed for the Lauren by Ralph Lauren, Ralph by Ralph Lauren and Polo Jeans Company products since their inception. The Company also has a national advertising campaign for its Jones New York label, primarily in the print media, encompassing both Company products and products of its licensees. Given the strong recognition and brand loyalty already afforded its brands, the Company believes these campaigns will serve to further enhance and broaden its customer base.

  The Company's footwear brands and accessories are positioned and marketed through consistent, integrated communication programs, including national advertising, special events, product packaging and in-store visual support. The Easy Spirit brand is advertised on television and in lifestyle, health and fitness magazines. The Company's in-house creative services department oversees the conception, production and execution of virtually all aspects of these activities. The Company produces national advertising campaigns for its Nine West, Enzo Angiolini and Easy Spirit brands in major fashion magazines. Under the Company's license agreement with Calvin Klein, Inc. (the "License Agreement"), the Company has agreed to meet certain thresholds based on Revenues (as defined in the License Agreement) for cooperative, trade and local advertising for the cK/Calvin Klein retail locations, and consumer advertising and promotion of licensed products and the licensed trademark.

  The Company also believes that its retail network promotes brand name recognition and supports the merchandising of complete lines by, and the marketing efforts of, its wholesale customers.

Licensing of Company Brands

  The Company has entered into various license agreements under which independent licensees sell products under the Company's Jones New York (and related) trademarks in accordance with designs furnished or approved by the Company in the United States, Canada and various other territories. Current licenses include men's tailored clothing and overcoats, women's intimate apparel, women's rainwear, outerwear, leather outerwear and woolen coats, handbags, belts, scarves, women's swimwear, umbrellas, eyewear, costume jewelry, hair accessories, and cosmetic travel accessories. These licenses provide for the payment to the Company of a percentage of the licensee's net sales of the licensed products against guaranteed minimum royalty payments which typically increase over the term of the agreement. During 1999, the Company received $12.7 million of licensing income under these agreements.

  The Company has entered into various license agreements under which independent licensees sell products under the Company's Evan-Picone trademarks in accordance with designs furnished or approved by the Company in the United States, Canada and various other territories. These licenses include men's tailored clothing and topcoats, men's and women's eyeglass frames, men's underwear, men's and women's socks and women's hosiery. These licenses provide for the payment to the Company of a percentage of the licensee's net sales of the licensed products against guaranteed minimum royalty payments which typically increase over the term of the agreement. During 1999, the Company received
$4.2 million of licensing income under these agreements.

  The Company has entered into various license agreements, primarily under the Nine West trademark, with independent licensees with respect to the manufacture and marketing of footwear and non-footwear products, including legwear, eyewear, jewelry, children's shoes, outerwear, belts, slippers and watches. These licenses provide for the payment to the Company of a percentage of the licensee's net sales of the licensed products against guaranteed minimum royalty payments which typically increase over the term of the agreement. During 1999, the Company received $6.7 million of licensing income under these agreements.

  The Company has also entered into foreign license agreements under which independent licensees have the exclusive right to distribute and sell at retail (and, in some cases, at wholesale) Nine West branded footwear and to own and operate Nine West footwear and handbag stores in certain countries. These licenses provide for the payment to the Company of commissions on the sale of certain licensed products, as well as a percentage of the licensee's net sales of all licensed products against guaranteed minimum royalty payments which typically increase over the term of the agreement. The Company has entered into such licenses in Turkey, Israel, Saudi Arabia, Bahrain, Kuwait, Oman, Qatar, the United
Arab Emirates, portions of South America and Canada.

Trademarks

  The Company utilizes a variety of trademarks which it owns, including Jones New York, Jones New York Sport, Jones & Co, Jones*Wear, Jones Wear, JNY, Jones New York Country, Jones Jeans, Saville, Rena Rowan, Evan-Picone, Picone Sport, Picone Studio, Evan-Picone Sport, Todd Oldham, Times Seven Todd Oldham, Code Bleu, Executive Suite, Bandolino, Banister, Calico, Nine West Cloud 9, Cobbie Cuddlers, Easy Spirit, Enzo Angiolini, Joyce, 9 & Co., Nine West, Nine West Kids, NW, Pappagallo, Pied a Terre, Red Cross, Selby and Westies. The Company has registered or applied for registration for these and other trademarks for use on a variety of items of apparel, footwear, accessories and related products in the United States and Canada. In addition, the Company has registered or has pending applications for certain of its trademarks in certain other countries. In the United Kingdom, the Company, through its subsidiary, The Shoe Studio Group Limited, owns registrations for certain trademarks, including Bertie, Roland Cartier, Roberto Vianni and Vivaldi, for use on footwear and/or accessories. The federal trademark registrations for the Company's material registered trademarks, Jones New York, Jones New York Sport, Rena Rowan, Evan-Picone, Nine West, Enzo Angiolini and Easy Spirit, expire in 2006, 2004, 2002, 2003, 2008, 2008 and 2008, respectively, with its other registered foreign and domestic trademarks expiring at various dates through 2017, all of which are subject to renewal if the marks are still in use for the goods and services covered by such registrations. The Company carefully monitors trademark expiration dates to ensure uninterrupted registration of its material trademarks. The Company also licenses the Lauren by Ralph Lauren, Ralph by Ralph Lauren, Polo Jeans Company by Ralph Lauren, cK/Calvin
Klein and Capezio trademarks (see "Licensed Brands" above).

  The Company also holds numerous patents and has several patent applications pending in the United States Patent and Trademark Office and in certain other countries. The Company regards its trademarks and other proprietary rights as valuable assets which are critical in the marketing of its products. The Company vigorously protects its trademarks and patents against infringement.

Imports and Import Restrictions


  The Company's transactions with its foreign manufacturers and suppliers are subject to the risks of doing business abroad. Imports into the United States are affected by, among other things, the cost of transportation and the imposition of import duties and restrictions. The United States, Brazil and other countries in which the Company's products might be manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duty or tariff levels, which could affect the Company's operations and its ability to import products at current or increased levels. The Company cannot predict the likelihood or frequency of any such events occurring.

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

Backlog

  On December 31, 1999, the Company had unfilled customer orders of approximately $1.1 billion, compared to approximately $704 million of such orders at December 31, 1998. These amounts include both confirmed and unconfirmed orders which the Company believes, based on industry practice and past experience, will be confirmed. The amount of unfilled orders at a particular time is affected by a number of factors, including the mix of product, the timing of the receipt and processing of customer orders and scheduling of the manufacture and shipping of the product, which in some instances is dependent on the desires of the customer. Backlog is also affected by a continuing trend among customers to reduce the lead time on their orders. Due to these factors, as well as the acquisition of Nine West during 1999, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Competition

  Competition is intense in the sectors of the apparel, footwear and accessory industries in which the Company participates. The Company competes with many other manufacturers and retailers, some of which are larger and have greater resources than the Company.

  The Company competes primarily on the basis of fashion, price and quality. The Company believes its competitive advantages include its ability to anticipate and respond quickly to changing consumer demands, its brand names and range of products and its ability to operate within the industries' production and delivery constraints. Furthermore, the Company's established brand names and relationships with retailers have resulted in a loyal following of customers.

  The Company considers the risk of formidable new competitors to be minimal due to barriers to entry, such as significant startup costs and the long-term nature of supplier and customer relations. The Company believes that, during the past few years, major department stores and specialty retailers have been increasingly unwilling to source products from suppliers who are not well capitalized or do not have established reputations for delivering quality merchandise in a timely manner. However, there can be no assurance that significant new competitors will not develop in the future.

Employees

  At December 31, 1999, the Company had approximately 15,980 full-time employees. This total includes approximately 8,885 in quality control, production, design and distribution positions, approximately 2,195 in administrative, sales, clerical and office positions and approximately 4,900 in the Company's retail stores. The Company also employs approximately 6,370 part-time employees, of which approximately 6,250 work in the Company's retail stores.

  Approximately 245 of the Company's employees located in Bristol, Pennsylvania are members of the Teamsters Union, which has a four-year labor agreement with the Company expiring in March 2002. Approximately 120 of the Company's employees located in Cincinnati, Ohio are members of the Independent Shoe Workers Union. The Company is currently negotiating the terms of a three-year extension of its contract with the Independent Shoe Workers Union, which expired on December 31, 1999. The Company anticipates that the amended agreement will be finalized during the first quarter of 2000. Approximately 3,115 of the Company's employees located in Durango, Mexico are members of an affiliate of the Cofederacion de Trabajadores Mexicanos, which has a one-year contract expiring on January 1, 2001. The Company considers its relations with its employees to be satisfactory.

ITEM 2.  PROPERTIES

  The general location, use and approximate size of the Company's principal properties are set forth below:

                                                                                                  Approximate Area
Location                           Owned/leased                    Use                             In Square Feet
--------------------------         ------------    -------------------------------------------    ----------------
Bristol, Pennsylvania                  leased      Headquarters and distribution warehouse             453,057
Bristol, Pennsylvania                  leased      Administrative and computer services                112,422
New York, New York                     leased      Administrative, executive and sales offices         406,457
Vaughan, Canada                        leased      Canadian headquarters and                           125,000
                                                   distribution warehouse
Lawrenceburg, Tennessee                leased      Distribution warehouses                           1,199,100
South Hill, Virginia                   owned       Distribution warehouses                             533,500
Rural Hall, North Carolina             leased      Materials and distribution warehouse                232,200
El Paso, Texas                         owned       Administrative, warehouse and preproduction
                                                   facilities                                          155,000
El Paso, Texas                         leased      Administrative services                              33,250
El Paso, Texas                         owned       Finishing facilities                                170,000
El Paso, Texas                         owned       Distribution warehouse                              110,000
El Paso, Texas                         leased      Distribution warehouses                             505,000
Ciudad Juarez, Mexico                  owned       Production                                           66,850
Durango, Mexico                        owned       Finishing, assembly and warehouse facilities        210,000
Durango, Mexico                        leased      Finishing and warehouse facilities                   70,800
White Plains, New York                 leased      Administrative and computer services                366,460
West Deptford, New Jersey              leased      Distribution warehouses                             720,466
Cincinnati, Ohio                       leased      Distribution warehouses                             489,254


  The Company's joint venture companies lease distribution facilities in Hong Kong, Taiwan, Thailand, Singapore and Australia. The Company also utilizes third party warehousing services in the Netherlands, the United Kingdom, Japan and Canada for the receipt, processing and distribution of merchandise internationally. The Company believes that these facilities are suitable for its domestic and international distribution needs.

  The Company also owns several closed factories in Kentucky and Indiana with an aggregate of approximately 170,240 square feet of space, which the Company intends to donate to the municipalities in which the facilities are located. The Company also subleases a 101,179 square foot building located in Stamford, Connecticut to two independent companies and a portion of its White Plains facility.

  The Company's domestic retail stores are leased pursuant to long-term leases, typically three to five years for apparel stores and ten years for footwear and accessories stores. Certain leases allow the Company to terminate its obligations after a predetermined period (generally one to three years) in the event that a particular location does not achieve specified sales volume. Many leases include clauses that provide for contingent payments based on sales volumes, and many leases contain escalation clauses for increases in operating costs and real estate taxes.

  The Company's international retail locations consist of specialty retail stores and concessions. The retail stores are leased pursuant to leases that extend for terms which range from five to 25 years. The concessions are located in Europe and Asia and are operated pursuant to either leases with certain department stores or other arrangements with third parties which are generally cancelable upon between one to six months' notice by either party. Rental payments for certain specialty retail concessions are based solely on percentage of sales volume.

  The Company believes that its existing facilities are well maintained, in good operating condition and that its existing and planned facilities will be adequate for its operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

  The Company was named as one of multiple defendants in two lawsuits initiated in early 1999 challenging working conditions for foreign contract workers in independently-owned garment factories in Saipan (part of the U.S. Commonwealth of the Northern Mariana Islands). One suit was filed in federal court in Los Angeles by several anonymous plaintiffs on behalf of a purported class of garment workers and was subsequently transferred to federal court in Hawaii;
the second was filed in state court in San Francisco by a labor union and three nonprofit groups. In February 2000, the Company reached an agreement with counsel for plaintiffs on proposed terms to settle all claims in these two suits. The Company agreed to make a cash payment of $1,550,000 and to include in future supply contracts with Saipan manufacturers a requirement for a program of independent monitoring of workplace conditions and contractor compliance with agreed standards and applicable laws. The Company's payment and those of the 15 other U.S.-based clothing companies who have reached similar settlement agreements will fund the Saipan monitoring program, payments to settling workers and attorneys' fees. The proposed settlements will not become final until they have been reviewed and approved, after notice to affected members of the proposed class, by the federal court in Hawaii.

  On March 6, 2000, the Company and Nine West entered into settlement agreements with the Attorneys General of the 50 States, the District of Columbia, Puerto Rico, the Virgin Islands, American Samoa, the Northern Mariana Islands and Guam (the "States"), and with the Federal Trade Commission, resolving allegations that Nine West engaged in violations of the antitrust laws by coercing retailers to adhere to resale prices of its products. Both agreements are without any admission of liability on the part of Nine West.

  The agreement with the States resolves ongoing investigations and a parens patriae action brought on behalf of consumers in the United States District Court for the Southern District of New York in White Plains. The settlement consists of injunctive relief in the form of a consent decree which specifies the manner in which Nine West may implement its resale pricing policies with its retailer customers, along with a payment of $34.0 million which will be used to benefit consumers. The settlement requires court approval.

  In a separate settlement on March 6, 2000, Nine West agreed to a consent order with the Federal Trade Commission which also specifies the manner in which Nine West may implement its resale pricing policies with its retailer customers. This consent order, which resolves an ongoing investigation by the FTC, is subject to final FTC approval after a 30-day comment period.

  Since January 13, 1999, more than 25 putative class actions have been filed on behalf of purchasers of Nine West's footwear in four separate federal courts. These federal complaints allege that Nine West violated Section 1 of the Sherman Act by engaging in a conspiracy with its retail distributors to fix the minimum prices at which the footwear marketed by Nine West was sold to the public and seek injunctive relief, unspecified compensatory and treble damages, and attorneys' fees. All of these putative federal class action complaints have been transferred and consolidated into a single action in the United States District Court for the Southern District of New York.
On April 9, 1999, Nine West and certain retail distributors named as co-defendants in the action moved to dismiss the complaint, and on January 7, 2000, the motion was denied. Discovery in the consolidated action began in February 2000. On March 10, 2000, the court suspended discovery in the consolidated action and set in motion the process for considering the approval of the settlement agreement with the States.

  In addition, five putative class actions based on the same alleged conduct have been filed in state courts in New York, the District of Columbia, Wisconsin, California and Minnesota alleging violations of those states' respective antitrust laws. The five state actions likewise seek injunctive relief, unspecified compensatory and treble damages, and attorneys' fees. Nine West moved to dismiss each of these state actions or, in the alternative, to stay them pending resolution of the consolidated federal action pending in the Southern District of New York. On October 29, 1999, the state court in Westchester County, New York granted Nine West's motion to dismiss. On October 22, 1999, the state court in San Diego, California granted

Nine West's demurrer to the amended complaint filed in California, dismissing that action with prejudice. The plaintiffs have appealed the decisions in the New York and California state court actions. On July 27, 1999, the state court in Hennepin County, Minnesota granted Nine West's motion to stay the action in that state pending a decision on the motion to dismiss filed in federal court in the Southern District in New York, and reserved decision as to Nine West's motion to dismiss until after that time. A hearing on Nine West's motion to dismiss is currently scheduled for April 4, 2000. On February 23, 2000, the state court in Dane County, Wisconsin stayed the action filed in that court pending resolution of class certification in the consolidated federal action.
The Superior Court of the District of Columbia denied Nine West's motion to dismiss in an opinion dated February 18, 2000. A scheduling order was entered and discovery in that action has begun.

  The Company believes that the settlement with the States, if approved by the United States District Court for the Southern District of New York, should effectively resolve these pending federal and state class actions which cover the same claims.

  On March 3, 4 and 5, 1999, four purported stockholder class action suits were filed against the Company, Nine West and the members of Nine West's Board of Directors in the Delaware Court of Chancery. These complaints alleged, among other things, that the defendants breached their fiduciary duties to Nine West stockholders by failing to maximize stockholder value in connection with entering into the merger agreement with the Company. In February and March 2000, all four actions were dismissed without prejudice, pursuant to court approval of stipulations by counsel for the plaintiffs.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not Applicable.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


                  First       Second      Third       Fourth
                  Quarter     Quarter     Quarter     Quarter
                  --------    ---------   --------    --------

Price range of common stock:

1999
    High          $32-3/8     $35-7/8     $34-7/8     $33
    Low           $21-1/2     $27-1/2     $24-3/4     $24-7/8

1998
    High          $29-1/4     $34-11/16   $37-3/4     $25-3/16
    Low           $18-3/4     $26-1/2     $17         $15-7/8


  The Company's common stock is traded on the New York Stock Exchange under the symbol "JNY". The above figures set forth, for the periods indicated, the high and low sale prices per share of the Company's common stock as reported on the New York Stock Exchange Composite Tape. The last reported sale price per share of the Company's common stock on March 10, 2000 was $25-1/2 and on that date there were 326 holders of record of the Company's common stock. However, many shares are held in "street name;" therefore, the number of holders of record may not represent the actual number of shareholders. To date, the Company has not paid any cash dividends on shares of its common stock. The Company anticipates that all of its future earnings will be retained for its financial requirements and does not anticipate paying cash dividends on its common stock in the foreseeable future. All stock prices have been adjusted to reflect the 2-for-1 stock split effective June 25, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

  The following financial information is qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this report. The selected consolidated financial information presented below is derived from the Company's audited Consolidated Financial Statements for each of the five years in the period ended December 31, 1999. The Company completed its acquisitions of Sun and Nine West on October 2, 1998 and June 15, 1999, respectively. The results of operations of Sun and Nine West are included in the Company's operating results from the date of acquisition.

(All amounts in millions except net income per share data)



Year Ended December 31,           1999          1998          1997          1996          1995
                             ---------     ---------      --------      --------      --------
 Income Statement Data
    Net sales                 $3,129.8      $1,669.4      $1,372.5      $1,021.0        $776.4
    Licensing income (net)        20.9          15.8          15.0          13.1          10.3
                             ---------     ---------      --------      --------      --------
      Total revenues           3,150.7       1,685.2       1,387.5       1,034.1         786.7
    Cost of goods sold         1,876.9       1,098.3         940.2         717.3         546.4
    Purchase accounting
      adjustments to cost
      of goods sold <F1>          84.6           2.4             -             -             -
                             ---------     ---------      --------      --------      --------
    Gross profit               1,189.2         584.5         447.3         316.8         240.3
    Selling, general and
     administrative expenses     788.7         320.0         250.7         186.5         139.1
    Amortization
     of goodwill                  22.3           2.7             -             -             -
                             ---------     ---------      --------      --------      --------
    Operating income             378.2         261.8         196.6         130.3         101.2
    Interest expense and
      financing costs             66.9          11.8           3.6           3.0           1.9
    Interest income               (3.3)         (1.8)         (1.6)         (0.5)         (0.4)
                             ---------     ---------      --------      --------      --------
    Income before provision
      for income taxes           314.6         251.8         194.6         127.8          99.7
    Provision for
      income taxes               126.2          96.9          72.9          46.9          36.2
                             ---------     ---------      --------      --------      --------
    Net income                $  188.4      $  154.9      $  121.7      $   80.9        $ 63.5
                             =========     =========      ========      ========      ========

 Per Share Data <F2>

 Net income per share
       Basic                     $1.65         $1.52         $1.17         $0.77         $0.61
       Diluted                   $1.60         $1.47         $1.13         $0.75         $0.60
 Dividends paid per share            -             -             -             -             -
 Weighted average number
  of common shares
  outstanding
       Basic                     114.1         101.6         103.8         104.7         104.3
       Diluted                   118.0         105.1         107.8         107.3         106.0



December 31,                      1999          1998          1997          1996          1995
                              --------      --------      --------      --------      --------
 Balance Sheet Data
  Working capital             $  469.2      $  457.9      $  330.6      $  294.0      $  260.9
  Total assets                 2,792.0       1,188.7         580.8         488.1         401.0
  Short-term debt and
    current portion of
    long-term debt and
    capital lease
    obligations                  266.9           6.5           4.2           3.1           2.3
  Long-term debt,
    including capital
    lease obligations            834.2         414.6          27.3          12.1          10.2
  Stockholders' equity         1,241.0         594.4         435.6         376.7         315.0

[FN]

   <F1> Reflects a non-cash increase in cost of goods sold attributable to the fair value of inventory over FIFO cost, recorded as a result of the acquisitions of Nine West and Sun as required by the purchase method of accounting.

   <F2> On May 6, 1998 and July 30, 1996, the Company's Board of Directors
        approved two-for-one stock splits of the Company's common stock in the form of a 100% stock dividend for shareholders of record as of June 25, 1998 and September 12, 1996, respectively. A total of 50,497,911 and 26,744,580 shares of common stock were issued on June 25, 1998 and October 2, 1996, respectively, in connection with the splits. The stated par value of each share remained at $0.01. All share and per share amounts have been restated to retroactively reflect the stock splits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


STATEMENTS OF INCOME EXPRESSED AS A PERCENTAGE OF TOTAL REVENUES


Year Ended December 31,              1999             1998             1997
-----------------------            ------           ------           ------
Net sales                           99.3%            99.1%            98.9%
Licensing income (net)               0.7%             0.9%             1.1%
                                   ------           ------           ------
  Total revenues                   100.0%           100.0%           100.0%
Cost of goods sold                  59.6%            65.2%            67.8%
                                   ------           ------           ------
  Gross profit before purchase
    accounting adjustments          40.4%            34.8%            32.2%

Purchase accounting adjustments      2.7%             0.1%               -
                                   ------           ------           ------
Gross profit                        37.7%            34.7%            32.2%

Selling, general and
  administrative expenses           25.0%            19.0%            18.1%
Amortization of goodwill             0.7%             0.2%               -
                                   ------           ------           ------
  Operating income                  12.0%            15.5%            14.2%

Interest expense                     2.1%             0.7%             0.3%
Interest income                     (0.1%)           (0.1%)           (0.1%)
                                   ------           ------           ------
  Income before provision
    for income taxes                10.0%            14.9%            14.0%

Provision for income taxes           4.0%             5.7%             5.3%
                                   ------           ------           ------
  Net income                         6.0%             9.2%             8.8%
                                   ======           ======           ======
                                       Totals may not agree due to rounding.



GENERAL

  The following discussion provides information and analysis of the Company's results of operations from 1997 through 1999, and its liquidity and capital resources. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere herein.

  On October 2, 1998, the Company completed its acquisition of Sun and on June 15, 1999, the Company completed its acquisition of Nine West. The results of operations of Sun and Nine West are included in the Company's operating results from the respective dates of acquisition. Accordingly, the financial position and results of operations presented and discussed herein are not directly comparable between years.

  Upon the acquisition of Nine West, the Company redefined the operating segments it uses for financial reporting purposes. The Company operates in three reportable segments: wholesale apparel, wholesale footwear and accessories, and retail. Historical data has been restated to reflect these changes.

  The Company has achieved compound annual growth rates of 50.7% for total revenues and 38.7% for operating income from 1997 to 1999. Total revenues and operating income in 1999 increased 87.0% and 44.4%, respectively, over 1998.

  The Company believes that it has achieved this growth by enhancing the brand equity of its labels through its focus on design, quality and value, and through strategic moves which provide significant diversification to the business by successfully adding new labels, such as licensing the Lauren by Ralph Lauren brand and obtaining the Polo Jeans Company and Nine West brands through acquisitions. Through this diversification, the Company is evolving into a multidimensional resource in apparel, footwear and accessories. The Company has leveraged the strength of its brands to increase both the number of locations and amount of selling space in which its products are offered, as well as to introduce new product extensions, such as the Ralph by Ralph Lauren label introduced for Fall 1999. The Company also repositioned its Evan-Picone sportswear brand from the better to the moderate price category for Fall 1999, marketing the line in the much larger moderate distribution channel.
The Company has also benefitted from a trend among its major retail accounts to concentrate their women's apparel buying among a narrowing group of apparel, footwear and accessories vendors.

  The Company is in the process of evaluating the various international operations acquired as part of the Nine West acquisition and whether they fit into the strategic long-term plans of the Company.

RESULTS OF OPERATIONS
1999 Compared to 1998

  Revenues. Total revenues for 1999 increased 87.0%, or $1.5 billion, to $3.2 billion, compared to $1.7 billion for 1998. The revenue growth resulted primarily from the net sales of product lines added as a result of the Sun and Nine West acquisitions ($475.9 million and $957.2 million of the increase, respectively). The breakdown of total revenues for both periods is as follows:


                                                               Percent
  (In millions)                    1999       1998   Increase   Change
                               ---------------------------------------
  Wholesale apparel            $1,994.7   $1,500.3   $  494.4    33.0%
  Wholesale footwear
   and accessories                464.5          -      464.5       -
  Retail                          670.6      169.1      501.5   296.6%
  Other                            20.9       15.8        5.1    32.3%
                               ---------------------------------------
  Total Revenues               $3,150.7   $1,685.2   $1,465.5    87.0%
                               =======================================


  Wholesale apparel revenues increased primarily as a result of the acquisition of Sun, increases in shipments of Lauren by Ralph Lauren products and initial shipments of the Ralph by Ralph Lauren line, partially offset by planned lower shipments of Jones New York collection products. The wholesale footwear and accessories revenues and the increases in retail and other revenues are the result of the acquisition of Nine West.

  Gross Profit. The gross profit margin increased to 37.7% in 1999 compared to 34.7% in 1998. Wholesale apparel gross profit margins increased to 37.0% in 1999 compared to 32.4% in 1998, resulting from lower overseas production costs and continued improvement in inventory management. Retail gross profit margins also increased to 50.2% from 48.9%, primarily due to the acquisition of Nine West. Gross profit was negatively impacted during 1999 by an $84.6 million adjustment required under purchase accounting to mark up acquired Nine West inventory to market value upon acquisition; without this charge, the gross profit margin for 1999 would have been 40.4%.

  SG&A Expenses. Selling, general and administrative ("SG&A") expenses of $788.7 million in 1999 represented an increase of $468.7 million over 1998. As a percentage of total revenues, SG&A expenses increased to 25.0% in 1999 from 19.0% for 1998. Sun and Nine West accounted for $107.6 million and $318.3 million, respectively, of the increase, with the remainder primarily due to increased royalty and advertising expenses.

  Operating Income. The resulting 1999 operating income of $378.2 million increased 44.4%, or $116.4 million, over the $261.8 million for 1998. The operating margin decreased to 12.0% in 1999 from 15.5% in 1998 due to the factors discussed above and the amortization of goodwill resulting from the Sun and Nine

West acquisitions. Excluding the cost of sales purchase accounting adjustment, the operating margin for 1999 would have been 14.7%.

  Net Interest Expense. Net interest expense was $63.6 million in 1999 compared to $10.0 million in 1998, primarily as a result of the debt incurred to finance the Sun and Nine West acquisitions.

  Provision for Income Taxes. The effective income tax rate was 40.1% for 1999 compared to 38.5% for 1998. The increase was primarily due to the nondeductibility of goodwill amortization in 1999.

  Net Income. Net income increased 21.6% to $188.4 million in 1999, an increase of $33.5 million over the net income of $154.9 million earned in 1998. Net income as a percentage of total revenues was 6.0% in 1999 and 9.2% in 1998. Excluding the amortization of goodwill resulting from the Sun and Nine West acquisitions and the cost of sales purchase accounting adjustment, net income for 1999 would have been $260.6 million ($2.21 per diluted share).

1998 Compared to 1997

  Revenues. Total revenues for 1998 increased 21.5%, or $0.3 billion, to $1.7 billion, compared to $1.4 billion for 1997. The revenue growth resulted from the net sales of product lines added as a result of the Sun acquisition ($120.3 million) and an overall increase in the number of units shipped, as well as the impact of a higher average price per unit resulting from the mix of products shipped. The breakdown of total revenues for both periods is as follows:


                                                               Percent
  (In millions)                    1998       1997   Increase   Change
                               ---------------------------------------
  Wholesale apparel            $1,500.3   $1,218.6    $ 281.7    23.1%
  Retail                          169.1      153.9       15.2     9.9%
  Other                            15.8       15.0        0.8     5.3%
                               ---------------------------------------
  Total Revenues               $1,685.2   $1,387.5    $ 297.7    21.5%
                               =======================================


  Wholesale apparel revenues increased as a result of the acquisition of Sun and increases in shipments of Lauren by Ralph Lauren, Jones New York Sport, Jones New York Country and Rena Rowan products as well as the initial shipments of Jones New York Mens products. Retail revenues increased primarily due to having approximately 20 more stores in operation on average in 1998 than in 1997.

  Gross Profit. The gross profit margin increased to 34.7% in 1998 compared to 32.2% in 1997. Wholesale apparel gross profit margins increased to 32.4% in 1998 compared to 29.2% in 1997, resulting from the significant sales increase in Lauren by Ralph Lauren products and the sales of Polo Jeans Company products since the acquisition of Sun, both of which carry higher margins than the corporate average, as well as lower overseas production costs and the favorable impact of currency devaluations in Asia. Retail gross profit margins decreased to 48.9% in 1998 from 51.1% in 1997. Gross profit was negatively impacted during 1998 by a $2.4 million adjustment required under purchase accounting to mark up acquired Sun inventory to market value upon acquisition; without this charge, the gross profit margin for 1998 would have been 34.8%.

  SG&A Expenses. SG&A expenses of $320.0 million in 1998 represented an increase of $69.3 million over 1997. As a percentage of total revenues, SG&A expenses increased to 19.0% in 1998 from 18.1% for 1997. Sun accounted for $28.3 million of the increase, with the remainder primarily due to $11.0 million of increased retail operating expenses from additional stores opened during the year as well as increased royalty and advertising expenses.

  Operating Income. The resulting 1998 operating income of $261.8 million increased 33.2%, or $65.2 million, over the $196.6 million for 1997. The operating margin increased to 15.5% in 1998 from the 14.2% achieved during 1997. Excluding the cost of sales purchase accounting adjustment, the operating margin for 1998 would have been 15.7%.

  Net Interest Expense. Net interest expense was $10.0 million in 1998 compared to $2.0 million in 1997, primarily as a result of the debt incurred to finance the Sun acquisition.

  Provision for Income Taxes. The effective income tax rate was 38.5% for 1998 compared to 37.5% for 1997. The increase was primarily due to higher state and Canadian income tax provisions for 1998.

  Net Income. Net income increased 27.2% to $154.9 million in 1998, an increase of $33.2 million over the net income of $121.7 million earned in 1997.
Net income as a percentage of total revenues was 9.2% in 1998 and 8.8% in 1997. Excluding the amortization of goodwill resulting from the Sun acquisition and the cost of sales purchase accounting adjustment, net income for 1998 would have been $159.1 million ($1.51 per diluted share).

LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal capital requirements have been to fund acquisitions, working capital needs, capital expenditures and repurchases of the Company's common stock on the open market. The Company has historically relied primarily on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance its operations and expansion. As of December 31, 1999, total cash and cash equivalents were $47.0 million, a decrease of $82.0 million from the $129.0 million reported as of December 31, 1998.

  Cash Provided by Operations. Net cash provided by operations was $247.8 million in 1999, $224.9 million in 1998 and $110.5 million in 1997. The increase for 1999 was primarily due to higher net income before non-cash depreciation and amortization charges. Increases in trade receivables and decreases in accrued expenses and other liabilities were offset by decreases in inventories, prepaid expenses and other current assets and increases in accounts payable. The increase for 1998 was primarily due to higher net income and a $66.3 million decrease in inventories (net of the acquisition of Sun) compared to an increase in the prior year.

  Cash Used in Investing Activities. Net cash used in investing activities was $506.4 million for 1999, an increase of $348.7 million over 1998. This increase was primarily due to the acquisition of Nine West. Net cash used in investing activities increased $114.4 million in 1998, primarily as a result of the acquisition of Sun.

  Cash Provided by (Used in) Financing Activities. Financing activities provided $176.9 million of cash in 1999, primarily from the issuance of $400.0 million of senior notes as well as a $136.3 million increase in bank borrowings, offset by $356.9 million in payments related to the repurchase of a portion of Nine West's outstanding notes. In connection with the Nine West acquisition, the Company issued $175.0 million of 7.50% Senior Notes due 2004 and $225.0 million of 7.875% Senior Notes due 2006. In addition to financing the cash portion of the acquisition, the proceeds of these notes and the increase in bank borrowings were also used to repurchase substantially all of Nine West's $94.0 million of 9% Series B Senior Subordinated Notes due 2007 (the "Nine West Subordinated Notes") and $186.1 million of Nine West's 5.5% Convertible Subordinated Notes Due 2003 (the "Nine West Convertible Notes"), as well as $64.9 million of Nine West's 8.375% Series B Senior Notes due 2005 (the "Nine West Senior Notes").

  Financing activities provided $21.9 million of cash in 1998, the result of long-term debt issued for the acquisition and debt refinancing of Sun and additional repurchases of the Company's common stock. In

1997, financing activities used $57.2 million of cash, due primarily to repurchases of the Company's common stock.

  The Company repurchased $2.8 million, $108.1 million and $85.8 million of its common stock on the open market for 1999, 1998 and 1997, respectively, As of December 31, 1999, a total of $234.9 million has been expended under announced programs to acquire up to $300.0 million of such shares. On January 31, 2000, the Company announced an additional program to repurchase up to $200.0 million of its common stock on the open market. The Company may authorize additional share repurchases in the future depending on, among other things, market conditions and the Company's financial condition. Proceeds from the issuance of common stock to employees exercising stock options amounted to $14.1 million, $9.4 million and $12.5 million in 1999, 1998 and 1997, respectively.

  As part of the acquisition of Nine West, the Company has assumed all obligations under the Nine West Convertible Notes and the Nine West Series B Senior Notes, of which $130.2 million remained outstanding on December 31, 1999. All the Company's notes pay interest semiannually and contain certain covenants, including, among others, restrictions on liens, sale-leaseback transactions, and additional secured debt.

  The terms of the acquisition agreement for Sun require the Company to pay the former Sun shareholders additional consideration of $2.00 for each $1.00 of Sun's earnings before interest and taxes (as defined in the merger agreement) for each of the years 1998 through 2001 that exceeds certain targeted levels. This additional consideration is to be paid 59% in cash and 41% in the Company's common stock, the value of which will be determined by the prices at which the common stock trades in a defined period preceding delivery in each year. During 1999, the Company paid $20.1 million in cash and issued 586,550 shares of common stock (valued at $14.3 million) of additional consideration for the Sun acquisition related to 1998 earnings. The calculation for 1999 has not been finalized and will be paid in the second quarter of 2000 and will be recorded as additional goodwill.

  In connection with the Nine West acquisition, the Company entered into new and amended agreements with First Union National Bank, as administrative agent, and other lending institutions to borrow an aggregate principal amount of up to $1.2 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for a $500.0 million 364-day Revolving Credit Facility and a $700.0 million Five-Year Revolving Credit Facility. At December 31, 1999, $266.4 million was outstanding under the 364-Day Revolving Credit Facility (comprised solely of outstanding letters of credit) and $250.0 million in cash borrowings was outstanding under the Company's Five-Year Revolving Credit Facility.
Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require the Company to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on the Company's ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers, and pay dividends.

  As of December 31, 1999, Nine West had sold $188.4 million of outstanding trade accounts receivable into a five-year Receivables Facility (created in 1995 and amended in 1998) which permitted Nine West to obtain up to $132.0 million of funding based on the sale, without recourse, of eligible Nine West accounts receivable. Nine West had received proceeds under the Receivables Facility of $67.0 million, which are reported as a reduction in accounts receivable. The Company plans to terminate this Receivables Facility during the first quarter of 2000. As a result of this termination, reported net accounts receivable will no longer be reduced by proceeds received under the Receivables Facility. This termination will not affect the Company's liquidity.

  The Company also has a total of approximately $25.9 million of unsecured foreign lines of credit in Europe, Australia and Canada, under which $6.1 million was outstanding at December 31, 1999.

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

YEAR 2000

  The Company completed its Year 2000 software program conversions and compliance programs during the fourth quarter of 1999. The total external costs for such programs was approximately $1.1 million. Subsequent to December 31, 1999, the Company has not experienced any Year 2000 problems either internally or from outside sources. The Company has no reason to believe that Year 2000 failures will materially affect it in the future. However, since it may take several additional months before it is known whether the Company or third party suppliers, vendors or customers may have undergone Year 2000 problems, no assurances can be given that the Company will not experience losses or disruptions due to Year 2000 computer-related problems. The Company will continue to monitor the operation of its computers and microprocessor-based devices for any Year 2000 problems.

NEW ACCOUNTING STANDARDS

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000. The Company is currently reviewing SFAS No. 133 and is not yet able to fully evaluate the impact, if any, it may have on future operating results or financial statement disclosures.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS

  The market risk inherent in the Company's financial instruments represents the potential loss in fair value, earnings or cash flows arising from adverse changes in interest rates or foreign currency exchange rates. The Company manages this exposure through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Company policy allows the use of derivative financial instruments for identifiable market risk exposures, including interest rate and foreign currency fluctuations. The Company does not enter into derivative financial contracts for trading or other speculative purposes. The following quantitative disclosures were derived using quoted market prices, yields and theoretical pricing models obtained through independent pricing sources for the same or similar types of financial instruments, taking into consideration the underlying terms, such as the coupon rate, term to maturity and imbedded call options. Certain items such as lease contracts, insurance contracts, and obligations for pension and other post-retirement benefits were not included in the analysis.

INTEREST RATES

  The Company's primary interest rate exposures relate to its fixed and variable rate debt and interest rate swaps. At December 31, 1999, the carrying value of amounts outstanding under the Company's borrowing arrangements approximated its fair value. The potential change in fair value resulting from a hypothetical 10% adverse change in interest rates was approximately $16 million at December 31, 1999.

  The Company employs an interest rate hedging strategy utilizing swaps to effectively float a portion of its interest rate exposure on its fixed rate financing arrangements. The primary interest rate exposures on floating rate financing arrangements are with respect to United States, United Kingdom and Australian short-term local currency rates. The Company had approximately $1.3 billion in variable rate financing arrangements at December 31, 1999. As of December 31, 1999, a hypothetical immediate 10% adverse change in interest rates, as they relate to the Company's variable rate financial instruments, would have had a $2.0 million unfavorable impact over a one-year period on the Company's earnings and cash flows.


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


/s/ Sidney Kimmel     /s/ Wesley R. Card

Sidney Kimmel         Wesley R. Card
Chairman              Chief Financial Officer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Jones Apparel Group, Inc.

  We have audited the accompanying consolidated balance sheets of Jones
Apparel Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Apparel Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


/s/ BDO Seidman, LLP

BDO Seidman, LLP
New York, New York
February 4, 2000
Except as to "Subsequent Events"
which is as of March 14, 2000

Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in millions except per share data)



December 31,                                           1999             1998
                                                   --------         --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                        $   47.0         $  129.0
  Accounts receivable                                 271.1            169.2
  Inventories                                         619.6            268.2
  Prepaid and refundable income taxes                  34.5                -
  Deferred taxes                                       98.9             32.1
  Prepaid expenses and other current assets            59.5             33.3
                                                  ---------         --------
    TOTAL CURRENT ASSETS                            1.130.6            631.8

  PROPERTY, PLANT AND EQUIPMENT, at cost,
   less accumulated depreciation and amortization     239.8            156.1
  GOODWILL, less accumulated amortization             989.9            323.0
  OTHER INTANGIBLES, at cost, less
    accumulated amortization                          345.4             29.7
  OTHER ASSETS                                         86.3             48.1
                                                  ---------         --------
                                                  $ 2,792.0         $1,188.7
                                                  =========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short term debt and current portion of
   long-term debt and capital lease obligations   $   266.9         $    6.5
  Accounts payable                                    205.1            100.3
  Income taxes payable                                    -             13.6
  Accrued restructuring costs                          61.1              4.5
  Accrued employee compensation                        34.1             11.9
  Accrued expenses and other current liabilities       94.2             37.1
                                                  ---------         --------
    TOTAL CURRENT LIABILITIES                         661.4            173.9
                                                  ---------         --------

NONCURRENT LIABILITIES:
  Long-term debt                                      801.5            379.2
  Obligations under capital leases                     32.7             35.4
  Other                                                55.4              5.8
                                                  ---------         --------
  TOTAL NONCURRENT LIABILITIES                        889.6            420.4
                                                  ---------         --------

  TOTAL LIABILITIES                                 1,551.0            594.3
                                                  ---------         --------
COMMITMENTS AND CONTINGENCIES                             -                -


STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value - shares
    authorized 1.0; none issued                           -                -
  Common stock, $.01 par value - shares
    authorized 200.0; issued 134.6
    and 115.4                                           1.4              1.2
  Additional paid-in capital                          693.0            234.8
  Retained earnings                                   782.2            593.8
  Accumulated other comprehensive income                0.3             (2.3)
                                                  ---------         --------
                                                    1,476.9            827.5
  Less treasury stock,
   12.0 and 11.9 shares, at cost                     (235.9)          (233.1)
                                                  ---------         --------
    TOTAL STOCKHOLDERS' EQUITY                      1,241.0            594.4
                                                  ---------         --------
                                                   $2,792.0         $1,188.7
                                                  =========         ========


See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Income
(All amounts in millions except per share data)



Year Ended December 31,                    1999           1998           1997
                                      ---------      ---------      ---------
NET SALES                             $ 3,129.8      $ 1,669.4      $ 1,372.5
LICENSING INCOME(NET)                      20.9           15.8           15.0
                                      ---------      ---------      ---------
  Total revenues                        3,150.7        1,685.2        1,387.5

COST OF GOODS SOLD                      1,876.9        1,098.3          940.2

PURCHASE ACCOUNTING ADJUSTMENTS
   TO COSTS OF GOODS SOLD<F1>              84.6            2.4              -
                                      ---------      ---------      ---------

 Gross profit                           1,189.2          584.5          447.3

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                 788.7          320.0          250.7
AMORTIZATION OF GOODWILL                   22.3            2.7              -
                                      ---------      ---------      ---------
  Operating income                        378.2          261.8          196.6

INTEREST EXPENSE AND
  FINANCING COSTS                          66.9           11.8            3.6
INTEREST INCOME                            (3.3)          (1.8)          (1.6)
                                      ---------      ---------      ---------
  Income before provision for
    income taxes                          314.6          251.8          194.6

PROVISION FOR INCOME TAXES                126.2           96.9           72.9
                                      ---------      ---------      ---------
NET INCOME                            $   188.4      $   154.9      $   121.7
                                      =========      =========      =========


EARNINGS PER SHARE
  Basic                                   $1.65          $1.52          $1.17
  Diluted                                 $1.60          $1.47          $1.13

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING
  Basic                                   114.1          101.6          103.8
  Diluted                                 118.0          105.1          107.8




<F1> Reflects a non-cash increase in cost of goods sold attributable to the fair value of inventory over FIFO cost, recorded as a result of the acquisitions of Nine West and Sun as required by the purchase method of accounting.



See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity
(All amounts in millions)

                                      Total                                    Accumulated
                                     stock-           Additional                     other
                                    holders'  Common     paid-in   Retained  comprehensive    Treasury
                                     equity    stock     capital   earnings         income       stock
                                  ---------  -------  ----------   --------  -------------   ---------
 BALANCE, JANUARY 1, 1997         $   376.7  $   0.5  $     99.1   $  317.2    $      (1.1)  $   (39.0)

 YEAR ENDED DECEMBER 31, 1997:
 Comprehensive income:
   Net income                         121.7        -           -      121.7              -           -
   Foreign currency translation
    adjustments                        (0.4)       -           -          -           (0.4)          -
                                   --------
      Total comprehensive income      121.3
                                   --------
  Amortization of deferred
    compensation in connection
    with executive stock options
    and related items                   2.8        -         2.8          -              -           -
  Exercise of stock options            12.5        -        12.6          -              -        (0.1)
  Tax benefit derived from
    exercise of stock options           8.1        -         8.1          -              -           -
  Treasury stock acquired             (85.8)       -           -          -              -       (85.8)
                                  ---------  -------  ----------   --------  -------------   ---------
BALANCE, DECEMBER 31, 1997            435.6      0.5       122.6      438.9           (1.5)     (124.9)

YEAR ENDED DECEMBER 31, 1998:
 Comprehensive income:
   Net income                         154.9        -           -      154.9              -           -
   Foreign currency translation
    adjustments                        (0.8)       -           -          -           (0.8)          -
                                   --------
      Total comprehensive income      154.1
                                   --------
  Amortization of deferred
    compensation in connection
    with executive stock options        0.2        -         0.2          -              -           -
  Stock issued relating to
    Acquisition of Sun                 97.3      0.1        97.2          -              -           -
  Exercise of stock options             9.4                  9.5          -              -        (0.1)
  Tax benefit derived from
    exercise of stock options           5.9        -         5.9          -              -           -
  Effect of 2-for-1 stock split           -      0.6        (0.6)         -              -           -
  Treasury stock acquired            (108.1)       -           -          -              -      (108.1)
                                  ---------  -------  ----------   --------  -------------   ---------
BALANCE, DECEMBER 31, 1998            594.4      1.2       234.8      593.8           (2.3)     (233.1)

YEAR ENDED DECEMBER 31, 1999:
 Comprehensive income:
   Net income                         188.4        -           -      188.4              -           -
   Foreign currency translation
    adjustments                         2.6        -           -          -            2.6           -
                                   --------
      Total comprehensive income      191.0
                                   --------
  Amortization of deferred
    compensation in connection
    with executive stock options        0.1        -         0.1          -              -           -
  Stock issued relating to
    acquisition of Nine West          421.7      0.2       421.5          -              -           -
  Stock issued as additional
    consideration for acquisition
    of Sun                             14.3        -        14.3          -              -           -
 Exercise of stock options             14.1        -        14.1          -              -           -
 Tax benefit derived from
    exercise of stock options           8.4        -         8.4          -              -           -
 Treasury stock acquired               (2.8)       -           -          -              -        (2.8)
 Other                                 (0.2)       -        (0.2)         -              -           -

                                  ---------  -------  ----------   --------  -------------   ---------
BALANCE, DECEMBER 31, 1999        $ 1,241.0  $   1.4  $    693.0   $  782.2  $         0.3   $  (235.9)
                                 ==========  =======  ==========   ========  =============   =========



See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows
(All amounts in millions)



Year Ended December 31,                          1999        1998        1997
                                             --------     -------     -------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                   $  188.4     $ 154.9     $ 121.7
                                             --------     -------     -------
Adjustments to reconcile net income
  to net cash provided by operating
  activities, net of acquisitions:
   Amortization of goodwill                      22.3         2.7           -
   Depreciation and other amortization           53.1        18.5        14.6
   Provision for losses on
     trade receivables                            5.4         0.2         1.9
   Deferred taxes                                40.8         5.0       (17.9)
   Other                                          0.1         0.4         0.3
Decrease (increase) in:
   Trade receivables                            (59.2)       (7.8)       18.9
   Inventories                                   84.5        66.3       (41.0)
   Prepaid expenses and
     other current assets                        33.7       (10.3)        1.3
   Other assets                                 (17.3)       (0.9)       (6.3)
Increase (decrease) in:
   Accounts payable                              44.9       (17.0)       17.9
   Taxes payable                                (41.2)       18.8        (5.3)
   Accrued expenses and other
     current liabilities                       (107.7)       (5.9)        4.4
                                             --------     -------     -------
     Total adjustments                           59.4        70.0       (11.2)
                                             --------     -------     -------
     Net cash provided by
       operating activities                     247.8       224.9       110.5
                                             --------     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition of Nine West,
    net of cash acquired                       (436.2)          -           -
  Acquisition of Sun,
    net of cash acquired                            -      (121.0)          -
  Additional consideration paid for
    acquisition of Sun                          (20.1)          -           -
  Capital expenditures                          (29.7)      (48.5)      (32.1)
  Acquisition of intangibles                    (29.6)          -           -
  Increase (decrease) in cash
    restricted for capital additions                -        11.2       (11.2)
  Proceeds from sale of property,
    plant and equipment                           9.2         0.6           -
                                             --------     -------     -------
    Net cash used in
      investing activities                    (506.4)      (157.7)      (43.3)
                                             --------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Senior Notes,
    net of discount                             396.4       264.7           -
  Debt issuance costs                            (5.6)       (7.6)          -
  Repurchase of Nine West Senior Notes         (344.0)          -           -
  Premiums paid on repurchase of Nine West
    Senior Notes                                (12.9)          -           -
  Refinancing of acquired long-term                 -      (237.8)          -
  Net borrowings under long-term
    credit facilities                           136.3       105.3        10.0
  Borrowings under capital lease                    -           -        10.0
  Principal payments on capital leases           (4.4)       (4.0)       (3.9)
  Purchases of treasury stock                    (2.8)     (108.1)      (85.8)
  Proceeds from exercise of stock options        14.1         9.4        12.5
  Other                                          (0.2)          -           -
                                             --------     -------     -------
    Net cash provided by (used in)
      financing activities                      176.9        21.9       (57.2)
                                             --------     -------     -------
EFFECT OF EXCHANGE RATES ON CASH                 (0.3)       (0.2)          -
                                             --------     -------     -------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                              (82.0)       88.9        10.0

CASH AND CASH EQUIVALENTS, BEGINNING            129.0        40.1        30.1
                                             --------     -------     -------
CASH AND CASH EQUIVALENTS, ENDING            $   47.0     $ 129.0     $  40.1
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

  The Company designs, contracts for the manufacture of, manufactures and markets a broad range of women's career sportswear, suits, and dresses, casual sportswear and jeanswear for men, women and children, and women's shoes and accessories. The Company sells its products through a broad array of distribution channels, including better specialty and department stores and mass merchandisers. The Company also operates its own network of retail and factory outlet stores. In addition, the Company licenses the use of several of its brand names to select manufacturers of women's and men's apparel and accessories.

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

Credit Risk

  Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its cash and cash equivalents in investment-grade, short-term debt instruments with quality financial institutions and the U.S. Government and, by policy, limits the amount of credit exposure in any one financial vehicle. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The allowance for non-collection of accounts receivable is based upon the expected collectibility of all accounts receivable.

Financial Instruments

  The fair value of cash and cash equivalents and receivables approximate their carrying value due to their short-term maturities. The fair value of long-term debt instruments, including the current portion, approximates the carrying value and is estimated based on the current rates offered to the Company for debt of similar maturities.

Inventories

  Inventories are valued at the lower of cost or market. Approximately 74% and 88% of inventories were determined by using the FIFO (first in, first out) method of valuation as of December 31, 1999 and 1998, respectively; the remainder were determined by the weighted average cost and retail methods.
The Company makes provisions for obsolete or slow moving inventories as necessary to properly reflect inventory value.

Property, Plant, Equipment and Depreciation

  Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets ranging from three to 31-1/2 years.

Leased Property Under Capital Leases

  Property under capital leases is amortized over the lives of the respective leases or the estimated useful lives of the assets.

Goodwill

  Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. Goodwill recorded in connection with acquisitions is being amortized using the straight-line method over 30 years.

Other Intangibles

  Other intangibles, which include trademarks and license agreements, are amortized on a straight-line basis over the estimated useful lives of the assets.

Foreign Currency Translation

  The financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period. Gains and losses resulting from translation are accumulated in a separate component of stockholders' equity. Where the local currency of a foreign subsidiary is not its functional currency, financial statements are translated at either current or historical exchange rates, as appropriate. These adjustments, along with gains and losses on currency transactions, are reflected in the statements of consolidated operations.

Defined Benefit Plans

  The Company's funding policy is to make the minimum annual contributions required by applicable regulations.

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

Advertising Expense

  The Company records national advertising campaign costs as an expense when the advertising takes place and cooperative advertising costs as incurred. Advertising expense was $51.7 million, $14.7 million and $5.4 million in 1999, 1998 and 1997, respectively.

Income Taxes

  The Company uses the asset and liability method of accounting for income taxes. Current tax assets and liabilities are recognized for the estimated Federal, foreign, state and local income taxes payable or refundable on the tax returns for the current year. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred income tax provisions are based on the changes to the respective assets and liabilities from period to period.

Stock Options

  The Company uses the intrinsic value method of accounting for employee stock options as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount the employee must pay to acquire the stock. The compensation cost is recognized over the vesting period of the options.

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

                                             1999         1998         1997
                                           ------       ------       ------

 Number of options (in millions)              3.3          4.4          3.2
 Weighted-average exercise price           $37.60       $24.66       $23.84

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

New Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000. The Company is currently reviewing SFAS No. 133 and is not yet able to fully evaluate the impact, if any, it may have on future operating results or financial statement disclosures.


ACQUISITIONS

  On June 15, 1999, the Company acquired Nine West, a leading designer, developer and marketer of women's footwear and accessories. In the acquisition, the Company purchased all the outstanding shares of Nine West's common stock for a total purchase price of $466.0 million in cash and approximately 17.1 million shares of common stock, valued for financial reporting purposes at $24.35 per share (the average closing price for the week containing March 1, 1999, the date the definitive Agreement and Plan of Merger was signed).
In addition, the Company assumed $493.7 million of Nine West's outstanding debt, a portion of which has been refinanced.

  The acquisition has been accounted for under the purchase method of accounting for business combinations. Accordingly, the consolidated financial statements include the results of operations of Nine West from the acquisition date. The purchase price was allocated to Nine West's assets and liabilities, tangible and intangible, with the excess of the purchase price over the fair value of the net assets acquired (as determined by an independent appraiser) of approximately $663.7 million being amortized on a straight-line basis over 30 years.

  On October 2, 1998, the Company acquired Sun, a designer, manufacturer and distributor of jeanswear, sportswear and related apparel for men, women and children. The purchase price was $215.7 million (subject to additional contingent purchase price adjustments as described below) consisting of $127.5 million in cash and 4.4 million shares of common stock, valued for financial reporting purposes at $18.00 per share as of September 10, 1998, the date the definitive Acquisition and Merger Agreement was signed. The Company also assumed Sun debt of $241.5 million (including accrued interest and prepayment penalties), of which $237.8 million was refinanced in conjunction with the closing of the transaction.

  The terms of the Acquisition and Merger Agreement with the former shareholders of Sun provide for additional consideration of $2.00 to be paid for each $1.00 that Sun's earnings before interest and taxes (as defined in the merger agreement) for each of the years 1998 through 2001 exceed certain targeted levels. Such additional consideration will be paid 59% in cash and 41% in the Company's common stock, the value of which will be determined by the prices at which the common stock trades in a defined period preceding delivery in each year. Any additional consideration paid will be recorded as goodwill when payment is made. During 1999, additional consideration paid to the former Sun shareholders amounted to $20.1 million in cash and 0.6 million shares of common stock, valued for financial reporting purposes at approximately $24.44 per share.

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

  The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if both acquisitions and their related financing had taken place on January 1, 1998. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 1998, or which may result in the future.


 Year Ended December 31,                                  1999           1998
 -----------------------                             ---------      ---------

 Total revenues (in millions)                         $3,950.3       $3,963.7
 Net income (in millions)                               $224.7         $172.8
 Basic earnings per common share                         $1.84          $1.42
 Diluted earnings per common share                       $1.79          $1.38


ACCRUED RESTRUCTURING COSTS

  In connection with the acquisitions of Nine West and Sun, the Company assessed and formulated preliminary plans to restructure certain operations of each company. These plans involved the closure of manufacturing facilities, certain offices, foreign subsidiaries, and selected domestic and international retail locations. The objectives of the plans were to eliminate unprofitable or marginally profitable lines of business and reduce overhead expenses. The accrual of these costs and liabilities was recorded as an increase to goodwill and include:


                                           Balance at            Net     Reductions and         Balance at
 (in millions)                          December 31, 1998     Additions     Payments         December 31, 1999
                                        -----------------     ---------  --------------      -----------------


 Severance and other employee costs                  $4.5        $ 53.0           $30.8                  $26.7
 Closing of retail stores                               -          17.0             2.0                   15.0
 Consolidation of facilities                            -          16.0             1.6                   14.4
 Other                                                  -          16.6            11.6                    5.0
                                        -----------------     ---------  --------------      -----------------
 Total                                               $4.5        $102.6           $46.0                  $61.1
                                        =================     =========  ==============      =================



  Estimated severance payments and other employee costs of $26.7 million accrued at December 31, 1999 relate to the remaining estimated severance for approximately 1,720 employees at locations to be closed, costs associated with employees transferring to continuing offices and other related costs. Employee groups affected (totaling an estimated 3,600 employees) include retail sales personnel at closed store locations, accounting, administrative, customer service and management personnel at closed facilities, manufacturing and production personnel at closed plant locations and duplicate corporate headquarters management and administrative personnel. During the year ended December 31, 1999, payments of $30.8 million to approximately 1,880 employees were made and charged against the reserve.

  Accrued liabilities for the closing of Nine West retail stores of $15.0 million at December 31, 1999 relate primarily to lease obligations and other closing costs for the remaining 195 stores to be closed after December 31, 1999 from the approximately 250 stores originally identified to be closed.

  The $14.4 million accrued at December 31, 1999 for the consolidation of facilities relate primarily to expected costs to be incurred, including lease obligations, for closing certain Nine West facilities in connection with consolidating their operations into other existing Company facilities.

  The Company's plans have not been finalized in all areas, and additional restructuring costs may result as the Company continues to evaluate and assess the impact of duplicate responsibilities and office locations, underperforming retail locations and international operations. Any additional costs relating to Nine West incurred before June 15, 2000 will be recorded as additional goodwill; after that date, additional costs will be charged to operations in the period in which they occur. Any additional costs for Sun will be charged to operations in the period in which they occur.


ACCOUNTS RECEIVABLE

  Accounts receivable consists of the following:

 December 31,                                              1999           1998
 ------------                                         ---------      ---------
 (In millions)

 Accounts receivable                                  $   176.3      $   172.5
 Securitized interest in accounts receivable              121.4              -
 Allowance for doubtful accounts                          (26.6)          (3.3)
                                                      ---------      ---------
                                                      $   271.1      $   169.2
                                                      =========      =========

  As of December 31, 1999, the Company had an agreement with a financial institution under which it could sell, without recourse, its interest in certain trade accounts receivable. As of December 31, 1999, the

Company had sold $188.4 million of outstanding trade accounts receivable, had received proceeds of $67.0 million and had a subordinated interest in the remaining outstanding receivables of $121.4 million. The level of the Company's securitized interests in outstanding receivables sold under the agreement was capped at $132.0 million and the program had an effective interest rate of 6.5%. The Company plans to terminate this agreement in the first quarter of 2000.


INVENTORIES

  Inventories are summarized as follows:

 December 31,                                             1999           1998
 ------------                                        ---------      ---------
 (In millions)

 Raw materials                                       $    25.6      $    33.9
 Work in process                                          42.5           43.1
 Finished goods                                          551.5          191.2
                                                     ---------      ---------
                                                     $   619.6      $   268.2
                                                     =========      =========

PROPERTY, PLANT AND EQUIPMENT

  Major classes of property, plant and equipment are as follows:

 December 31,                                             1999           1998
 ------------                                        ---------      ---------
 (In millions)

 Land and buildings                                  $    80.9      $    72.1
 Leasehold improvements                                  128.4           48.3
 Machinery and equipment                                 132.3           87.9
 Furniture and fixtures                                   73.8           14.8
 Construction in progress                                  9.3            9.4
                                                     ---------      ---------
                                                         424.7          232.5
 Less: accumulated depreciation and amortization         184.9           76.4
                                                     ---------      ---------
                                                     $   239.8      $   156.1
                                                     =========      =========

  Depreciation and amortization expense relating to property, plant and equipment was $38.0 million, $17.1 million, and $11.9 million in 1999, 1998, and 1997, respectively.

  Included in property, plant and equipment are the following capitalized leases:

 Year Ended December 31,                                  1999           1998
 -----------------------                             ---------      ---------
 (In millions)

 Buildings                                           $    48.6      $    48.6
 Machinery and equipment                                   4.0            5.9
                                                     ---------      ---------
                                                          52.6           54.5
 Less: accumulated amortization                            9.5            8.9
                                                     ---------      ---------
                                                      $   43.1      $    45.6
                                                     =========      =========

  At December 31, 1999, the Company had $11.8 million in commitments for construction of a laundry facility in Durango, Mexico, to be completed in early 2001. As of December 31, 1999, approximately $3.1 million had been expended on this project.


OTHER INTANGIBLE ASSETS

  Other intangible assets consist of the following:

                                                                          Useful
                                                                           lives
 December 31,                                 1999           1998        (years)
 ------------                            ---------      ---------      ---------

 Trademarks                              $   346.1      $    33.0        8 to 30
 License agreements                           33.3            6.6      5.5 to 19
                                         ---------      ---------
                                             379.4           39.6

 Less: accumulated amortization               34.0            9.9
                                         ---------      ---------
                                         $   345.4      $    29.7
                                         =========      =========

FINANCIAL INSTRUMENTS

  The Company, as a result of its global operating and financing activities, is exposed to changes in interest rates and foreign currency exchange rates which may adversely affect results of operations and financial condition.
In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposure to changes in interest rates and foreign currency exchange rates through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The instruments eligible for utilization include forward, option and swap agreements. The Company does not use financial instruments for trading or other speculative purposes.

  At December 31, 1999, the Company had outstanding two fixed-to-floating interest rate swaps with an aggregate notional principal amount of $200.0 million. The Company's 1999 weighted average interest rate on long-term debt of 7.3% was not significantly impacted by outstanding financial instruments. Differentials which occur due to changes in interest rates are recognized in interest expense during the period to which the payment/receipt relates.
The fair value of these instruments was an unfavorable $3.9 million, based on a commonly accepted pricing methodology using market prices as of December 31, 1999. The Company's interest rate swaps have expiration dates ranging from June 2004 to June 2006.

  Gains and losses arising from foreign currency exchange contracts are recorded when the related hedged transaction occurs. The Company had no net outstanding foreign exchange contracts as of December 31, 1999 or 1998.

  Financial instruments expose the Company to counterparty credit risk for nonperformance and to market risk for changes in interest and currency rates. The Company manages exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties and procedures to monitor the amount of credit exposure. The Company's financial instrument counterparties are substantial investment or commercial banks with significant experience with such instruments. The Company also has procedures to monitor the impact of market risk on the fair value and costs of its financial instruments considering reasonably possible changes in interest and currency rates.

CREDIT FACILITIES

  In connection with the Nine West acquisition, the Company entered into new and amended variable-rate financing agreements with First Union National Bank, as administrative agent, and other lending institutions to borrow an aggregate principal amount of up to $1.2 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for a $500.0 million 364-day Revolving Credit Facility and a $700.0 million Five-Year Revolving Credit Facility. At December 31, 1999, $266.4 million was outstanding under the 364-Day Revolving Credit Facility (comprised solely of outstanding letters of credit) and $250.0 million in cash borrowings was outstanding under the Company's Five-Year Revolving Credit Facility. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require the Company to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on the Company's ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers, and pay dividends.

  Prior to the Nine West acquisition, the Company had credit arrangements with First Union National Bank, as administrative agent, and other lending institutions to borrow an aggregate principal amount of up to $550.0 million under Senior Credit Facilities. The Senior Credit Facilities consisted of
(i) a $150.0 million Three-Year Revolving Credit Facility, (ii) a $300.0 million 364-Day Revolving Credit Facility, the entire amount of which was available for trade letters of credit or cash borrowings, and (iii) a $100.0 million Three-Year Term Loan Facility.

  The Company also has various unsecured foreign lines of credit in Europe, Australia and Canada aggregating approximately $25.9 million, under which $6.1 million was outstanding at December 31, 1999. The weighted-average interest rate of the Company's credit facilities was 7.0% at December 31, 1999.


LONG-TERM DEBT

  Long-term debt consists of the following:

 December 31,                                                1999           1998
 ------------                                           ---------      ---------
 (In millions)

 6.25% Senior Notes due 2001, net of unamortized
   discount of $0.2 and $0.2                            $   264.8      $   264.8
 5.5% Convertible Subordinated Notes due 2003                 0.5              -
 7.50% Senior Notes due 2004, net of unamortized
   discount of $1.3                                         173.7              -
 8.375% Series B Senior Notes due 2005, net of
   unamortized discount of $0.6                             129.0              -
 7.875% Senior Notes due 2006, net of unamortized
   discount of $2.0                                         223.0              -
 9% Series B Senior Subordinated Notes due 2007               0.1              -
 Term Loan due 2001, variable rate                              -          100.0
 6.98% Industrial revenue bonds, final payment due 2008      12.0           13.5
 Mortgage payable, variable rate                                -            2.2
 11% Mortgage payable                                           -            0.8
 Other debt                                                   5.0              -
                                                        ---------      ---------
                                                            808.1          381.3
 Less: current portion                                        6.6            2.1
                                                        ---------      ---------
                                                        $   801.5      $   379.2
                                                        =========      =========

  Long-term debt maturities for each of the next five years are $6.6 million in 2000, $266.5 million in 2001, $1.6 million in 2002, $2.0 million in 2003 and
$176.5 million in 2004.

  In connection with the acquisition of Nine West, the Company issued $175.0 million of 7.50% Senior Notes due 2004 and $225.0 million of 7.875% Senior
Notes due 2006. In addition to financing the cash portion of the acquisition, the proceeds of these notes and the increase in bank borrowings were also used to repurchase substantially all of Nine West's $94.0 million of 9% Series B Senior Subordinated Notes due 2007 and $186.1 million of Nine West's 5.5% Convertible Subordinated Notes Due 2003 as well as $64.9 million of Nine West's 8.375% Series B Senior Notes due 2005. As part of the acquisition of Nine West, the Company has assumed all obligations under the Nine West Convertible Notes and the Nine West Series B Senior Notes. All the Company's notes pay interest semiannually and contain certain covenants, including, among others, restrictions on liens, sale-leaseback transactions, and additional secured debt.


OBLIGATIONS UNDER CAPITAL LEASES

  Obligations under capital leases consist of the following:

 December 31,                                               1999           1998
 ------------                                          ---------      ---------
 (In millions)

 Warehouses, office facilities and equipment           $    36.8      $    39.8
 Less: current portion                                       4.1            4.4
                                                       ---------      ---------
 Obligations under capital leases - noncurrent         $    32.7      $    35.4
                                                       =========      =========

  The Company occupies warehouse and office facilities leased from the City of Lawrenceburg, Tennessee. Four ten-year net leases run until February 2004, July 2005, May 2006 and April 2007, respectively, and require minimum annual rent payments of $0.5 million, $0.5 million, $0.5 million, and $1.0 million, respectively, plus accrued interest. In connection with these leases, the Company guaranteed $25.0 million of Industrial Development Bonds issued in order to construct the facilities, $15.4 million of which remained unpaid as of December 31, 1999. The financing agreement with the issuing authority requires the Company to comply with the same financial covenants required by the Company's Senior Credit Facilities (see "Credit Facilities").

  The Company also leases warehouse and office facilities in Bristol, Pennsylvania. Two 15-year net leases run until March and October 2013, respectively, and require minimum annual rent payments of $1.2 million and $0.8 million, respectively.

  The Company also leases various equipment under three to five-year leases at an aggregate annual rental of $1.0 million. The equipment has been capitalized at its fair market value of $3.4 million, which approximates the present value of the minimum lease payments.

  The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 31, 1999:

 Year Ending December 31,
 ------------------------
 (In millions)

 2000                                                           $   6.5
 2001                                                               6.1
 2002                                                               5.5
 2003                                                               5.0
 2004                                                               4.6
 Later years                                                       24.5
                                                                -------
 Total minimum lease payments                                      52.2
 Less: amount representing interest                                15.4
                                                                -------
 Present value of net minimum lease payments                    $  36.8
                                                                =======

SIGNIFICANT CUSTOMERS

  A significant portion of the Company's sales are to retailers throughout the United States and Canada. The Company has two significant customers in its wholesale apparel and wholesale footwear and accessories operating segments. Sales to department stores owned by The May Department Stores Company ("May") accounted for 14%, 16%, and 19% of consolidated total revenues for the years ended December 31, 1999, 1998 and 1997, respectively. Sales to department stores owned by Federated Department Stores, Inc. ("Federated") accounted for 14%, 16%, and 20% of consolidated total revenues for the years ended December 31, 1999, 1998 and 1997, respectively. May and Federated accounted for approximately 29% of accounts receivable at December 31, 1999.


COMMITMENTS AND CONTINGENCIES

  (a) CONTINGENT LIABILITIES. The Federal Trade Commission is currently conducting an inquiry with respect to Nine West's resale pricing policies to determine whether Nine West violated the federal antitrust laws by agreeing with others to restrain the prices at which retailers sell footwear and other products marketed by Nine West. In addition, Attorneys General from the States of Florida, New York, Ohio and Texas are conducting similar inquiries.

  Since January 13, 1999, more than 25 purported class actions have been filed on behalf of purchasers of Nine West's footwear in four separate federal courts, which were subsequently consolidated into a single action. These federal complaints allege that Nine West violated Section 1 of the Sherman Act by engaging in a conspiracy with its retail distributors to fix the minimum prices at which the footwear marketed by Nine West was sold to the public. In addition, five purported class actions based on the same alleged conduct have been filed in state courts in New York, the District of Columbia, Wisconsin, California and Minnesota alleging violations of those states' respective antitrust laws. The federal class action and the five state actions seek injunctive relief, unspecified compensatory and treble damages, and attorneys' fees. The Company does not anticipate that the inquiries or lawsuits will result in a material adverse effect on its financial position or results of operations. Settlements of these suits, if any, will be recorded as additional goodwill.

  On March 3, 4 and 5, 1999, four purported stockholder class action suits were filed against the Company, Nine West and the members of Nine West's Board of Directors in the Delaware Court of Chancery. These complaints alleged, among other things, that the defendants breached their fiduciary duties to Nine West stockholders by failing to maximize stockholder value in connection with entering into the merger agreement with the Company. The Company believes that the complaints are without merit and is prepared to defend vigorously against the complaints.

  The Company has been named as a defendant in various actions and proceedings, including actions brought by certain employees whose employment has been terminated arising from its ordinary business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on its financial position or results of operations.

  (b) ROYALTIES. Under exclusive licenses to manufacture certain items under the Lauren by Ralph Lauren and Ralph by Ralph Lauren trademarks pursuant to license and design service agreements with Polo Ralph Lauren Corporation ("Polo"), the Company is obligated to pay Polo a percentage of net sales of Lauren by Ralph Lauren and Ralph by Ralph Lauren products. Minimum payments of $7.0 million are due for each of the years 2000 and 2001 under the Lauren by Ralph Lauren agreements and minimum payments of $5.3 million are due for each of the years 2002 and 2003 under the Ralph by Ralph Lauren agreements. The Lauren by Ralph Lauren agreements expire on December 31, 2001 and the Ralph by Ralph Lauren agreements expire on December 31, 2003. Both sets of agreements provide for renewal options upon expiration provided that certain sales levels have been met.

  Under a similar exclusive license to manufacture certain items under the Polo Jeans Company trademark pursuant to license and design service agreements with Polo, the Company is obligated to pay Polo a percentage of net sales of Polo Jeans Company products. The Company is also obligated to spend on advertising a percentage of net sales of these licensed products. The initial term of the license and design service agreements expires December 31, 2000 and may be renewed by the Company in five-year increments for up to 30 additional years if certain sales requirements are met. The Company exercised its renewal option in January 2000. Commencing in 2001, certain minimum annual royalty payments are required if the Company exercises its renewal options. Renewal after 2010 requires a one-time payment of $25.0 million or, at the Company's option, a transfer of 20% interest in its Polo Jeans Company business to Polo. Polo has a one-time right, in blockage of such renewal, to purchase the Company's Polo Jeans Company business at the end of 2010 for 80% of its then fair market value, as defined, payable in cash.

  Under a similar exclusive license to manufacture certain items under the cK/Calvin Klein trademark pursuant to a license agreement with Calvin Klein, Inc., the Company is obligated to pay Calvin Klein a percentage of net sales of cK/Calvin Klein products. The Company is also obligated to spend on advertising a percentage of net sales of these licensed products. The license expires on January 31, 2002 and may be renewed subject to certain conditions.

  (c) LEASES. Total rent expense charged to operations for the years ended December 31, 1999, 1998 and 1997 was $106.5 million, $27.4 million and $22.2 million, respectively.

  The following is a schedule of future minimum rental payments required under operating leases for the next five years:

 Year Ending December 31,
 ------------------------
 (In millions)

 2000                                                          $  110.4
 2001                                                             101.8
 2002                                                              90.7
 2003                                                              79.5
 2004                                                              66.8
 Later years                                                      342.5
                                                               --------
                                                               $  791.7
                                                               ========

  Certain of the leases provide for renewal options and the payment of real estate taxes and other occupancy costs.

INCOME TAXES

  The following summarizes the provision for income taxes:

 Year Ended December 31,                     1999           1998           1997
 -----------------------                ---------      ---------      ---------
 (In millions)

 Current:
   Federal                              $    81.0      $    79.4      $    78.8
   State and local                            4.5            9.1           10.5
   Foreign                                   (0.1)           3.5            1.5
                                        ---------      ---------      ---------
                                             85.4           92.0           90.8
                                        ---------      ---------      ---------
 Deferred:
   Federal                                   24.5            2.7          (15.4)
   State and local                            8.1            2.0           (2.2)
   Foreign                                    8.2            0.2           (0.3)
                                        ---------      ---------      ---------
                                             40.8            4.9          (17.9)
                                        ---------      ---------      ---------
 Provision for income taxes             $   126.2      $    96.9      $    72.9
                                        =========      =========      =========

  The domestic and foreign components of income before provision for income taxes were as follows:


 Year Ended December 31,                     1999           1998           1997
 -----------------------                ---------      ---------      ---------
 (In millions)

 United States                          $   293.4      $   243.8      $   192.5
 Foreign                                     21.2            8.0            2.1
                                        ---------      ---------      ---------
 Income before provision for
   income taxes                         $   314.6      $   251.8      $   194.6
                                        =========      =========      =========

  The provision for income taxes on adjusted historical income differs from the amounts computed by applying the applicable Federal statutory rates due to the following:


 Year Ended December 31,                     1999           1998           1997
 -----------------------                ---------      ---------      ---------
 (In millions)

 Provision for Federal income taxes
   at the statutory rate                $   110.1      $    88.1      $    68.1
 State and local income taxes, net
   of federal benefit                         7.9            7.2            5.4
 Amortization of goodwill                     7.0            0.9              -
 Amortization of excess of net assets
   acquired over cost                           -           (0.5)          (0.6)
 Other items, net                             1.2            1.2              -
                                        ---------      ---------      ---------
 Provision for income taxes             $   126.2      $    96.9      $    72.9
                                        =========      =========      =========


  The Company has not provided for U.S. Federal and foreign withholding taxes on $16.9 million of foreign subsidiaries' undistributed earnings as of December 31, 1999. Such earnings are intended to be reinvested indefinitely.

  The following is a summary of the significant components of the Company's deferred tax assets and liabilities:


 December 31,                                               1999           1998
 ------------                                          ---------      ---------
 (In millions)

 Deferred tax assets (liabilities):
  Nondeductible accruals and allowances                $    82.6      $    29.4
  Depreciation and amortization                             45.8            2.8
  Intangible asset valuation                               (65.4)             -
  Other (net)                                               31.7            2.2
                                                       ---------      ---------

  Net deferred tax asset                               $    94.7      $    34.4
                                                       =========      =========

Included in:
  Current assets                                       $    98.9      $    32.1
  Other assets                                                 -            2.3
  Accrued expenses and other current liabilities            (4.2)             -
                                                       ---------      ---------

  Net deferred tax asset                               $    94.7      $    34.4
                                                       =========      =========


STATEMENT OF CASH FLOWS

 Year Ended December 31,                     1999           1998           1997
 -----------------------                ---------      ---------      ---------
 (In millions)

 Detail of acquisitions:
   Fair value of assets acquired        $ 1,742.7      $   537.3              -
   Liabilities assumed                     (884.8)        (319.0)             -
   Common stock and options issued         (421.7)         (97.3)             -
                                        ---------      ---------      ---------
   Net cash paid for acquisitions           436.2          121.0              -
   Cash acquired in acquisitions             29.8            6.5              -
                                        ---------      ---------      ---------
   Cash paid for acquisitions           $   466.0          127.5              -
                                        =========      =========      =========

 Supplemental disclosures of cash
 flow information:
   Cash paid during the year for:
     Interest                           $    66.4      $     6.0      $     3.9
     Income taxes                           119.3           75.7           96.3

 Supplemental disclosures of non-cash
   investing and financing activities:
     Equipment acquired through
      capital lease financing                 1.8           21.6            0.4
     Acquisition of trademarks                  -              -            6.1
     Tax benefits related to stock options    8.4            5.9            8.1
     Common stock issued as additional
      consideration for acquisition of Sun   14.3              -              -

COMMON STOCK

  On May 6, 1998, the Company's Board of Directors authorized a two-for-one stock split of the Company's common stock in the form of a 100% stock dividend for shareholders of record as of June 4, 1998, with stock certificates issued on June 25, 1998. In connection with the common stock split, the Board of Directors approved an increase in the number of shares authorized to 200.0 million. On June 25, 1998, a total of 50,497,911 shares of common stock were issued in connection with the split. The stated par value of each share was not changed from $0.01. All share and per share amounts have been restated to retroactively reflect the stock split.

  The Board of Directors has authorized several repurchase programs to repurchase the Company's common stock from time to time in open market transactions totaling $500.0 million. As of December 31, 1999, 12.0 million shares had been acquired at a cost of $234.9 million. There is no time limit for the utilization of the amounts remaining under any uncompleted programs.


STOCK OPTIONS

  Under three stock option plans, the Company may grant stock options and other awards from time to time to key employees, officers, directors, advisors and independent consultants to the Company or to any of its subsidiaries.
In general, options become exercisable over a five-year period from the grant date and expire 10 years after the date of grant. In certain cases for non-employee directors, options become exercisable six months after the grant date and expire 10 years after date of grant. Shares available for future option grants at December 31, 1999, totaled 7.7 million.

  In connection with the acquisition of Nine West, out-of-the-money stock options for Nine West common stock held by Nine West employees were converted to fully-vested options to purchase the Company's common stock. Under the terms of the Agreement and Plan of Merger, each option to purchase one share of Nine West's common stock was converted into an option to purchase .5011 shares of the Company's common stock, and each option was adjusted to reduce the exercise price by $13.00. An aggregate of options to purchase 1.8 million shares of Nine West common stock were converted to options to purchase
0.9 million shares of the Company's common stock at a weighted average value of $56.22 per share.

  The following table summarizes information about stock option transactions (shares in millions):



                                                1999                 1998                 1997
                                          ----------------     ----------------     ----------------
                                                  Weighted             Weighted             Weighted
                                                   Average              Average              Average
                                                  Exercise             Exercise             Exercise
                                          Shares     Price     Shares     Price     Shares     Price
                                          ------    ------     ------    ------     ------    ------
 Outstanding at beginning of year           10.9    $16.73        9.8    $14.44        8.2    $ 9.09
 Nine West option conversions                0.9    $56.22          -         -          -         -
 Granted                                     2.6    $29.99        2.4    $22.98        3.4    $23.52
 Exercised                                  (1.4)   $ 9.59       (1.0)   $ 9.03       (1.8)   $ 7.14
 Cancelled/forfeited                        (0.4)   $43.51       (0.3)   $19.13          -    $10.73
                                          ------    ------     ------    ------     ------    ------
 Outstanding at December 31                 12.6    $22.29       10.9    $16.73        9.8    $14.44
                                          ======    ======     ======    ======     ======    ======



  The following table summarizes information about stock options outstanding at December 31, 1999 (shares in millions):

                                Outstanding                     Exercisable
                   ------------------------------------   ----------------------
                                  Weighted
                                   Average
                                 Remaining     Weighted                 Weighted
                                  Years of      Average                  Average
 Range of              Number  Contractual     Exercise       Number    Exercise
 Exercise Prices   of Options         Life        Price   of Options       Price
 ---------------   ------------------------------------   ----------------------

 $0.20 to $10             1.3          4.0       $ 5.44          1.1      $ 4.97
 $10 to $20               4.0          7.4       $14.72          1.5      $13.56
 $20 to $30               5.3          8.4       $25.43          1.6      $24.52
 $30 to $40               1.3          9.4       $32.41          0.1      $34.94
 $40 to $50               0.3          9.5       $42.41          0.3      $42.41
 $50 to $60               0.1          9.5       $52.41          0.1      $52.41
 $60 to $70               0.3          9.5       $67.59          0.3      $67.59
                   ------------------------------------   ----------------------
 In total                12.6          7.8       $22.29          5.0      $21.04
                   ====================================   ======================


  Pursuant to a provision in SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Accordingly, the Company has only recognized compensation expense for its stock-based awards to employees for options granted at below-market prices. The following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of SFAS No. 123:



 Year Ended December 31,                     1999           1998           1997
 -----------------------                ---------      ---------      ---------

 Net income (in millions)
   As reported                             $188.4         $154.9         $121.7
   Pro forma                               $176.4         $144.7         $116.1

 Basic earnings per share
   As reported                              $1.65          $1.52          $1.17
   Pro forma                                $1.55          $1.42          $1.12

 Diluted earnings per share
   As reported                              $1.60          $1.47          $1.13
   Pro forma                                $1.49          $1.38          $1.08



These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

  The estimated fair value of each option granted included in the pro forma results is calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: no dividends paid for all years; expected volatility of 42.4%, 40.1% and 34.7%; risk-free interest rates of 5.56%, 5.12% and 6.04%; and expected lives of 3.3, 3.6 and 3.4 years. The weighted average fair values of options at their grant date during 1999, 1998 and 1997, where the exercise price equaled the market price on the grant date, were $10.33, $9.65 and $7.45, respectively, and where the exercise price was less than the market price on the grant date, were $22.00, $21.05 and $17.86, respectively.


EMPLOYEE BENEFIT PLANS

  The Company maintains the Jones Apparel Group, Inc. Retirement Plan (the "Plan") under Section 401(k) of the Internal Revenue Code (the "Code"). Full-time employees not covered by a collective bargaining agreement and meeting certain other requirements are eligible to participate in the Plan. Under the Plan, employees may elect to have up to 15% of their salary deferred and deposited with a qualified trustee, who in turn invests the money in a variety of investment vehicles as selected by each employee.

  For the period January 1, 1997 through December 31, 1999, the Company matched 50% of each participant's contributions with the Company's contribution limited to a maximum of 3.0% of the employee's total compensation for employees earnings less than $150,000 per year. For employees earning over $150,000 per year, the Company matched 35% of each participant's contributions with the Company's contribution limited to a maximum of 2.1% of the employee's total compensation. Effective January 1, 2000, the Company elected to make the Plan a "Safe Harbor Plan" under Section 401(k)(12) of the Code. As a result of this election, the Company makes a fully-vested safe harbor matching contribution for all eligible participants amounting to 100% of the first 3% of the participant's salary deferred and 50% of the next 2% of salary deferred, subject to maximums set by the Department of the Treasury.

  Contributions and salary deferrals are subject to limitations imposed by the Code. The Company may, at its sole discretion, contribute additional amounts to all employees on a pro rata basis. All employee contributions into the Plan are 100% vested, while the Company's matching contributions vest over a five-year period. The Company contributed approximately $1.5 million, $1.5 million and $1.2 million to the Plan during the years ended December 31, 1999, 1998 and 1997, respectively.

  In connection with the acquisition of Nine West, the Company acquired additional plans in which certain Nine West employees participate.

  Nine West maintains the Pension Plan for Associates of Nine West Group Inc. (the "Cash Balance Plan"). The Cash Balance Plan expresses retirement benefits as an account balance which increases each year through interest credits and, for service prior to February 15, 1999, through service credits, as well. The Company's funding policy is to make the minimum annual contributions required by applicable regulations. The assets of the Cash Balance Plan have been invested in commingled funds which invest primarily in common stock and investment grade bonds.

  Nine West also maintains two Supplemental Executive Retirement Plans ("SERPs" and, together with the Cash Balance Plan, the "Pension Plans") in which certain key employees and officers are eligible to participate. The SERPs provide supplemental pension benefits that are not available under the defined benefit pension plan. Benefits paid under the SERPs are based on length of service and final compensation, without regard to the Code, and are reduced by the full amount of benefits payable under the Cash Balance Plan. The SERPs are unfunded, and benefits thereunder are paid from the general assets of the Company. Effective December 31, 1995, the SERPs were amended to freeze the total benefit payable to participants. As participants accrue future benefits in the qualified pension plan, the benefits payable under the SERPs decrease.
In connection with the acquisition, Nine West made an irrevocable contribution to a trust established under one of the SERPs in an amount sufficient to pay those SERP participants all SERP benefits to which they were entitled as of June 15, 1999.

  Nine West maintains the Nine West Group Inc. 401(k) Savings Plan (the
"Savings Plan") and a non-qualified compensation plan, the Supplemental Savings Plan (the "Supplemental Plan" and, together with the Savings Plan, the "Savings Plans"), established for employees designated by Nine West's retirement committee. The Savings Plan allows each participant to contribute up to 15.0% (limited to 6.0% for highly compensated employees) of their salary for the year. Nine West makes matching contributions to the Savings Plan equal to 50.0% of the participants contribution up to 6.0% of their salary. The Supplemental Plan allows each participant to contribute up to 15.0% of his or her salary for the year. Nine West makes matching contributions to the Supplemental Plan equal to 50.0% of the participant's contribution up to 6.0% of their salary, limited to a maximum of $5,000 for 1999. At the end of the plan year, discrimination testing will determine the amount of Supplemental Plan contributions, not to exceed 6.0%, that will be transferred into the Savings Plan. In addition to the Savings Plans, Nine West's United Kingdom and Asian subsidiaries have defined contribution plans with terms similar to those of the Savings Plan. The cost of Nine
West's defined contribution plans to the Company was $0.3 million since the acquisition.

  Net periodic pension costs from the acquisition of Nine West until December 31, 1999 related to the Pension Plans include the following components (in millions):

  Interest cost                                             $ 1.6
  Less: expected return on plan assets                        1.9
                                                           ------
  Net periodic benefit cost                                 $(0.3)
                                                           ======

  The assumptions used to develop accrued pension costs at the end of 1999, as well as costs in the following year, are:

  Discount rate                                              7.5%
  Rate of increase in compensation levels                    4.5%
  Expected long-term rate of return on assets                9.0%


  The funded status and the related accrued pension costs for the Pension Plans at December 31, 1999 are (in millions):

  Change in benefit obligation:

    Benefit obligation at date of Nine West acquisition     $52.5
    Interest cost                                             1.6
    Actuarial gain                                           (4.4)
    Benefits paid                                           (13.0)
                                                            -----
    Benefit obligation at December 31, 1999                 $36.7
                                                            =====

  Change in plan assets:

    Fair value of plan assets at date of
      Nine West acquisition                                 $48.1
    Actual return on plan assets                              7.0
    Employer contributions                                    0.8
    Benefits paid                                           (13.0)
                                                            -----
    Fair value of plan assets at December 31, 1999          $42.9
                                                            =====

  Funded (unfunded) status                                  $ 6.1
  Unrecognized net (gain) loss                               (9.4)
                                                            -----
  Prepaid (accrued) benefit cost                            $(3.3)
                                                            =====

BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

  Upon the acquisition of Nine West, the Company redefined the operating segments it uses for financial reporting purposes. Historical data has been restated to reflect these changes.

  The Company's operations are comprised of three reportable segments:
wholesale apparel, wholesale footwear and accessories, and retail. The Company identifies operating segments based on, among other things, the way that the Company's management organizes the components of the Company's business for purposes of allocating resources and assessing performance. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and the Company's own retail locations. The wholesale segments include wholesale operations with third party department and retail stores while the retail segment includes retail operations by Company-owned retail stores. No individual country other than the United States accounted for more that 10% of consolidated net revenues in 1999, 1998 or 1997.
The Company defines segment profit as operating income before amortization of goodwill, interest expense and income taxes. Summarized below are the Company's segment sales and income (loss) by reportable segments for the years ended December 31, 1999, 1998 and 1997.



(In millions)                                        Wholesale
                                       Wholesale    Footwear &                  Other &
                                         Apparel   Accessories     Retail  Eliminations   Consolidated
                                       ---------   -----------   --------  ------------  -------------
For the year ended December 31, 1999
 Revenues from external customers      $ 1,994.7   $     464.5   $  670.6  $       20.9  $     3,150.7
 Intersegment revenues                      97.5          79.7          -        (177.2)             -
                                       ---------   -----------   --------  ------------  -------------
 Total revenues                          2,092.2         544.2      670.6        (156.3)       3,150.7
                                       ---------   -----------   --------  ------------  -------------
 Segment income                        $   381.9   $       8.9   $   42.2  $      (32.5)         400.5
                                       =========   ===========   ========  ============
 Amortization of goodwill                                                                        (22.3)
 Net interest expense                                                                            (63.6)
                                                                                         -------------
 Income before provision
   for income taxes                                                                      $       314.6
                                                                                         =============

 Depreciation and other amortization   $    23.8   $       2.5   $   11.3  $       15.5  $        53.1

For the year ended December 31, 1998
 Revenues from external customers      $ 1,500.3   $         -   $  169.1  $       15.8  $     1,685.2
 Intersegment revenues                     112.0             -          -        (112.0)             -
                                       ---------   -----------   --------  ------------  -------------
 Total revenues                          1,612.3             -      169.1         (96.2)       1,685.2
                                       ---------   -----------   --------  ------------  -------------
 Segment income                        $   281.2   $         -   $   18.1  $      (34.8)         264.5
                                       =========   ===========   ========  ============
 Amortization of goodwill                                                                         (2.7)
 Net interest expense                                                                            (10.0)
                                                                                         -------------
 Income before provision
   for income taxes                                                                      $       251.8
                                                                                         =============

 Depreciation and other amortization   $    12.6   $         -   $    3.8  $        2.1  $        18.5

For the year ended December 31, 1997
 Revenues from external customers      $ 1,218.6   $         -   $  153.9  $       15.0  $     1,387.5
 Intersegment revenues                     104.0             -          -        (104.0)             -
                                       ---------   -----------   --------  ------------  -------------
 Total revenues                          1,322.6             -      153.9         (89.0)       1,387.5
                                       ---------   -----------   --------  ------------  -------------
 Segment income                        $   201.5   $         -   $   25.5  $      (30.4)         196.6
                                       =========   ===========   ========  ============
Net interest expense                                                                              (2.0)
                                                                                         -------------
 Income before provision
   for income taxes                                                                      $       194.6
                                                                                         =============

 Depreciation and other amortization   $     9.5   $         -   $    3.3  $        1.8  $        14.6


(In millions)                                        Wholesale
                                       Wholesale    Footwear &                  Other &
                                         Apparel   Accessories     Retail  Eliminations   Consolidated
                                       ---------   -----------   --------  ------------   ------------
 Total assets:
    December 31, 1999                  $ 1,661.5   $     766.7   $  433.0  $       (69.2) $    2,792.0
    December 31, 1998                      684.9             -       70.6          433.2       1,188.7
    December 31, 1997                      477.1             -       57.1           46.6         580.8



  Revenues from external customers and long-lived assets excluding deferred taxes related to operations in the United States and foreign countries are as follows:



 On or for the Year Ended December 31,       1999           1998           1997
 -------------------------------------  ---------      ---------      ---------
 (In millions)

 Revenues from external customers:
   United States                        $ 2,941.2      $ 1,617.4      $ 1,326.0
   Foreign countries                        209.5           67.8           61.5
                                        ---------      ---------      ---------
                                        $ 3,150.7      $ 1,685.2      $ 1,387.5
                                        =========      =========      =========
 Long-lived assets:
   United States                        $ 1,580.7      $   551.1      $   138.4
   Foreign countries                         80.7            3.5            1.4
                                        ---------      ---------      ---------
                                        $ 1,661.4      $   554.6      $   139.8
                                        =========      =========      =========


SUPPLEMENTAL PRO FORMA CONDENSED FINANCIAL INFORMATION

  Certain of the Company's subsidiaries function as obligors and co-obligors of the Company's outstanding debt, including Jones Apparel Group USA, Inc. ("Jones USA"), Jones Apparel Group Holdings, Inc. ("Jones Holdings") and Nine West.

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

  The following summarized financial information represents the results of Jones USA for 1999, Nine West since the date of acquisition and pro forma information for Jones USA for 1998 and 1997, assuming the reorganization had taken place on January 1, 1997 (all amounts in millions). Separate financial statements and other disclosures concerning Jones USA, Nine West and Jones Holdings are not presented, because management has determined that such information is not material to the holders of the outstanding debt.

                                                        Other and
                             Jones USA     Nine West Eliminations  Consolidated
                             ---------     --------- ------------  ------------
On or for the year ended December 31, 1999:

 Current assets              $ 1,205.0     $   528.3     $ (602.7)   $  1,130.6
 Noncurrent assets               153.9       1,035.7        467.6       1,657.2
 Current liabilities             646.5         491.8       (478.6)        659.7
 Noncurrent liabilities          709.1         183.4         (5.4)        887.1

 Total revenues                1,420.5         982.6        747.6       3,150.7
 Gross profit                    530.9         359.0        299.3       1,189.2
 Operating income                201.0          23.2        154.0         378.2
 Net income                       82.2          (0.6)       106.8         188.4

On or for the year ended December 31, 1998:

 Current assets              $   506.2     $       -     $  125.6    $    631.8
 Noncurrent assets               145.3             -        411.6         556.9
 Current liabilities             238.2             -        (64.3)        173.9
 Noncurrent liabilities          413.5             -          6.9         420.4

 Total revenues                1,426.4             -        258.8       1,685.2
 Gross profit                    457.0             -        127.5         584.5
 Operating income                161.0             -        100.8         261.8
 Net income                       80.3             -         74.6         154.9

On or for the year ended December 31, 1997:

 Current assets              $   365.0     $       -     $   75.8    $    440.8
 Noncurrent assets                95.3             -         44.7         140.0
 Current liabilities             256.6             -       (146.4)        110.2
 Noncurrent liabilities           28.1             -          5.3          33.4
 Excess of net assets acquired
    over cost                      1.5             -            -           1.5

 Total revenues                1,261.2             -        126.3       1,387.5
 Gross profit                    371.5             -         75.8         447.3
 Operating income                112.9             -         83.7         196.6
 Net income                       61.4             -         60.3         121.7

UNAUDITED CONSOLIDATED FINANCIAL INFORMATION

  Unaudited interim consolidated financial information for the two years ended December 31, 1999 is summarized as follows:

                                First        Second         Third         Fourth
                              Quarter       Quarter       Quarter        Quarter
                              -------       -------     ---------        -------
(In millions except per share data)

1999
 Net sales                    $ 574.8       $ 505.9     $ 1,139.4        $ 909.7
 Total revenues                 579.1         510.4       1,146.7          914.5
 Gross profit                   214.3         199.9         439.4          335.6
 Operating income                95.9          62.1         151.9           68.3
 Net income                      54.4          31.9          75.0           27.1
 Basic earnings per share       $0.53         $0.29         $0.61          $0.22
 Diluted earnings per share     $0.51         $0.28         $0.59          $0.22

1998
 Net sales                    $ 380.1       $ 305.4     $   495.7        $ 488.2
 Total revenues                 383.8         308.5         500.3          492.6
 Gross profit                   131.2         107.4         175.6          170.3
 Operating income                64.0          41.1          97.2           59.5
 Net income                      38.6          25.1          59.1           32.1
 Basic earnings per share       $0.38         $0.25         $0.59          $0.31
 Diluted earnings per share     $0.37         $0.24         $0.57          $0.30


SUBSEQUENT EVENTS

  On March 6, 2000, the Company announced that it had entered into settlement agreements with the Attorneys General of the 50 States, the District of Columbia, Puerto Rico, the Virgin Islands, American Samoa, the Northern Mariana Islands and Guam, and with the Federal Trade Commission ("FTC"), resolving allegations that Nine West engaged in violations of the antitrust laws by coercing retailers to adhere to resale prices of its products (see "Commitments and Contingencies"). Both agreements are without any admission of liability on the part of Nine West.

  The settlement with the States, which resolves ongoing investigations and a lawsuit filed on March 6, 2000, consists of a consent decree which specifies the manner in which Nine West may implement its resale pricing policies with its retailer customers, along with a payment of $34.0 million which will be used to benefit consumers. The settlement requires court approval and, if approved by the court, should effectively resolve the pending federal and state class actions that cover the same claims. The $34.0 million payment will be recorded as additional goodwill.

  In a separate settlement, Nine West has agreed to a consent order with the FTC which also specifies the manner in which Nine West may implement its resale pricing policies with its retailer customers. This consent order, which resolves an ongoing FTC investigation, is subject to final FTC approval after a comment period.

  As of March 14, 2000, all of the stockholder class action lawsuits challenging Nine West's entry into the merger agreement with the Company were dismissed without prejudice.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable.


                       PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The directors and executive officers of the Company are as follows:

  Name               Age   Office
  ------------------ ---   ------------------------------------------------

  Sidney Kimmel       72   Chairman, Chief Executive Officer and Director

  Jackwyn Nemerov     48   President and Director

  Irwin Samelman      69   Executive Vice President, Marketing and Director

  Wesley R. Card      52   Chief Financial Officer

  Patrick M. Farrell  50   Senior Vice President and Corporate Controller

  Geraldine Stutz     71   Director

  Howard Gittis       66   Director

  Eric A. Rothfeld    48   President and Chief Executive Officer of Sun and
                           Director

  Mark J. Schwartz    42   Director



  Mr. Kimmel founded the Jones Apparel Division of W.R. Grace & Co. in 1970. Mr. Kimmel has served as Chairman and Chief Executive Officer since 1975.

  Ms. Nemerov joined the Company in 1985, and from 1995 to 1997 served as President of the Company's casual sportswear divisions and the Lauren by Ralph Lauren division. She was elected President of the Company in early 1997.

  Mr. Samelman has been Executive Vice President, Marketing of Jones since 1991.

  Mr. Card has been Chief Financial Officer of the Company since 1990.

  Mr. Farrell was appointed Vice President and Corporate Controller in November 1997 and Senior Vice President in September 1999. He joined the Company in 1994 as Director of Internal Audit and served as Vice President, Finance and Administration of Retail Operations of the Company from 1995 to 1997.

  Ms. Stutz has been a principal partner of GSG Group, a fashion and marketing service, since 1993. Prior to 1993, she was Publisher of Panache Press at Random House, a book publisher. From 1960 until 1986, Ms. Stutz was President of Henri Bendel. Ms. Stutz serves on the Board of Directors of Tiffany & Co., The Theatre Development Fund and The Actors' Fund.

  Mr. Gittis' principal occupation during the past five years has been Vice Chairman and Chief Administrative Officer and a director of MacAndrews & Forbes Holdings Inc., a diversified holding company. In addition, Mr. Gittis is a director of Golden State Bancorp Inc., Golden State Holdings Inc., Loral Space and Communications Ltd., M&F Worldwide Corp., Panavision Inc., Revlon, Inc., Revlon Consumer Products Corporation, REV Holdings Inc. and Sunbeam Corporation.

  Mr. Rothfeld serves as President and Chief Executive Officer of Sun. Mr. Rothfeld served as President of Sun from 1986 to September 1997, and as Chairman and Chief Executive Officer of Sun from September 1997 until its acquisition by Jones.

  Mr. Schwartz is President and Chief Executive Officer of Palladin Capital Group, Inc., a New York-based private merchant banking firm he founded in 1997. From 1994 to 1997, he was a principal, and most recently President, of Rosecliff Inc., also a private merchant banking firm. He currently is a Director of Platinum Entertainment, Inc., and Balance Pharmaceuticals, Inc. During the past five years, Mr. Schwartz has managed acquisitions and has served as the chairman or a director of various public and private corporations. For the period from June 15, 1999 through February 6, 2000, Mr. Schwartz served as Chairman and Chief Executive Officer of Nine West.


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

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)  The following documents are filed as part of this report:

       1.  Financial Statements.

           The following financial statements of the Company are included in
           Item 8 of this report:

           Independent Auditor's Report

           Consolidated Balance Sheets - December 31, 1999 and 1998

           Consolidated Statements of Income - Years ended December 31, 1999, 1998 and 1997

           Consolidated Statements of Stockholders' Equity - Years ended December 31, 1999, 1998 and 1997

           Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997

           Notes to Consolidated Financial Statements (includes certain supplemental financial information required by Item 8 of Form 10-K)

       2. The schedule and report of independent certified public accountants thereon, listed in the Index to Financial Statement Schedules attached hereto.

       3.  The exhibits listed in the Exhibit Index attached hereto.

  (b)  Reports on Form 8-K

       Not applicable.

                                  SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 17, 2000                                 JONES APPAREL GROUP, INC.
                                               (Registrant)

                                               By: /s/ Sidney Kimmel
                                                   -----------------------
                                                   Sidney Kimmel, Chairman


                              POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on this page to this Annual Report on Form 10-K for the year ended December 31, 1999 (the "Form 10-K") constitutes and appoints Sidney Kimmel, Wesley R. Card and Patrick M. Farrell and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Form 10-K, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and grants unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might and could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     Signature             Title                          Date
-----------------------    -----------------------------  --------------

/s/ Sidney Kimmel          Chairman and Director          March 17, 2000
-----------------------    (Principal Executive Officer)
Sidney Kimmel

/s/ Jackwyn Nemerov        President and Director         March 17, 2000
-----------------------
Jackwyn Nemerov

/s/ Wesley R. Card         Chief Financial Officer        March 17, 2000
-----------------------    (Principal Financial Officer)
Wesley R. Card

/s/ Patrick M. Farrell     Senior Vice President and      March 17, 2000
-----------------------    Corporate Controller
Patrick M. Farrell         (Principal Accounting Officer)

/s/ Irwin Samelman         Executive Vice President,      March 17, 2000
-----------------------    Marketing and Director
Irwin Samelman

/s/ Geraldine Stutz        Director                       March 17, 2000
-----------------------
Geraldine Stutz

/s/ Howard Gittis          Director                       March 17, 2000
-----------------------
Howard Gittis

/s/ Eric A. Rothfeld       Director                       March 17, 2000
-----------------------
Eric A. Rothfeld

/s/ Mark J. Schwartz       Director                       March 17, 2000
-----------------------
Mark J. Schwartz

                          JONES APPAREL GROUP, INC.

                  INDEX TO FINANCIAL STATEMENT SCHEDULES

Report of Independent Certified Public Accountants on Schedule II.

Schedule II.          Valuation and qualifying accounts

Schedules other than those listed above have been omitted since the information is not applicable, not required or is included in the respective financial statements or notes thereto.


                              EXHIBIT INDEX
Incorporated
by Reference   Exhibit
to Exhibit     Nos.    Description of Exhibit
------------   ------- ----------------------

(1)  2.1       2.1     Agreement and Plan of Merger dated September 10, 1998,
                       by and among the Company, SAI Acquisition Corp., Sun
                       Apparel, Inc. and the selling shareholders.

(2)  2.1       2.2     Agreement and Plan of Merger dated as of March 1, 1999
                       among the Company, Jill Acquisition Sub Inc. and Nine
                       West Group Inc.

(3)  3.1       3.1     Articles of Incorporation, as amended.

(4)  3.3       3.3     By-Laws.

(5)  3.3       3.4     Amendment to By-Laws.

(6)  4.1       4.1     Form of Certificate evidencing shares of common stock of
                       the Company.

(7)  4.1       4.2     Exchange and Registration Rights Agreement dated October
                       2, 1998, by and among the Company and Chase Securities
                       Inc., Merrill Lynch, Pierce Fenner & Smith Incorporated and Bear, Stearns & Co. Inc.

(6)  10.1      4.3     Indenture dated as of October 2, 1998, by and between
                       the Company and The Chase Manhattan Bank, as trustee, including Form of 6.25% Senior Notes Due 2001.

(8)  4.3       4.4     Supplemental Indenture dated as of January 1, 1999, by
                       and between Jones Apparel Group, Inc., Jones Apparel
                       Group Holdings, Inc., Jones Apparel Group USA, Inc.
                       and The Chase Manhattan Bank, as trustee.

(9)  4.1       4.5     Second Supplemental Indenture for 8-3/8% Series B Senior
                       Notes due 2005 dated as of June 15, 1999, among Jack
                       Asset Sub Inc., Jones Apparel Group, Inc., Jones Apparel
                       Group Holdings, Inc., Jones Apparel Group USA, Inc., and
                       The Bank of New York, as trustee.

(9)  4.2       4.6     Second Supplemental Indenture for 9% Series B Senior
                       Notes due 2005 dated as of June 2, 1999, between Nine
                       West Group Inc., Jack Asset Sub Inc., Jill Acquisition
                       Sub Inc. and The Bank of New York, as trustee.

(9)  4.3       4.7     Second Supplemental Indenture for 6.25% Senior Notes
                       Due 2001 dated as of June 15, 1999, among Jones Apparel
                       Group, Inc., Jones Apparel Group Holdings, Inc., Jones
                       Apparel Group USA, Inc., Jack Asset Sub Inc., and The
                       Chase Manhattan Bank, as trustee.

(9)  4.4       4.8     Second Supplemental Indenture for 5-1/2% Convertible
                       Subordinated Notes Due 2003 dated as of June 15, 1999, between Jack Asset Sub Inc., Jill Acquisition Sub Inc.
                       and Chase Manhattan Bank, as trustee.

(9)  4.5       4.9     Exchange and Note Registration Rights Agreement dated
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

Incorporated
by Reference   Exhibit
to Exhibit     Nos.    Description of Exhibit
------------   ------- ----------------------

(9)  4.6       4.10    Senior Note Indenture dated as of June 15, 1999 among
                       Jones Apparel Group, Inc. Jones Apparel Group Holdings,
                       Inc. Jones Apparel Group USA, Inc., Nine West Group Inc., and The Bank of New York, as trustee, including Form of 7.50% Senior Notes due 2004 and Form of 7.875% Senior
                       Notes due 2006.

(10) 4.2       4.11    Form of Nine West Group Inc. Definitive 5-1/2%
                       Convertible Subordinated Note Due 2003.

(10) 4.3       4.12    Form of Nine West Group Inc. Restricted Global 5-1/2%
                       Convertible Subordinated Note Due 2003.

(10) 4.4       4.13    Form of Nine West Group Inc. Regulation S Global 5-1/2%
                       Convertible Subordinated Note Due 2003.

(10) 4.5       4.14    Indenture, dated as of June 26, 1996, between Nine West
                       Group Inc., as issuer, and Chemical Bank, as trustee, relating to Nine West's 5-1/2% Convertible Subordinated
                       Notes Due 2003.

(11) 4.1       4.15    Senior Note Indenture dated as of July 9, 1997 among Nine
                       West Group Inc. and Nine West Development Corporation,
                       Nine West Distribution Corporation, Nine West Footwear
                       Corporation and Nine West Manufacturing Corporation, as
                       Guarantors, and The Bank of New York, as Trustee.

(12) 4.7.1     4.16    Supplemental Indenture, dated as of September 15, 1998,
                       among Nine West Group Inc. and Nine West Manufacturing II
                       Corporation, Nine West Development Corporation, Nine West
                       Distribution Corporation, Nine West Footwear Corporation and Nine West Manufacturing Corporation (collectively, the "Existing Guarantors"), as Guarantors, and The Bank of New York, as Trustee under the Senior Note Indenture dated as of July 9, 1997.

(11) 4.2       4.17    Senior Subordinated Note Indenture dated as of July 9,
                       1997 among Nine West Group Inc. and Nine West Development
                       Corporation, Nine West Distribution Corporation, Nine
                       West Footwear Corporation and Nine West Manufacturing
                       Corporation, as Guarantors, and The Bank of New York, as Trustee.

(12) 4.8.1     4.18    Supplemental Indenture, dated as of September 15, 1998,
                       among Nine West Group Inc. and Nine West Manufacturing II
                       Corporation, the Existing Guarantors and The Bank of New
                       York, as Trustee under the Senior Subordinated Note
                       Indenture dated as of July 9, 1997.

(11) 4.6       4.19    Form of Nine West Group Inc. 8-3/8% Series B Senior Notes
                       due 2005.

(11) 4.6       4.20    Form of Nine West Group Inc. 9% Series B Senior
                       Subordinated Notes due 2007.

(13) 4.6       4.21    Form of Nine West Group Inc. Unrestricted Global 5-1/2%
                       Convertible Subordinated Note Due 2003.

(4)  10.5      10.1    Form of 1991 Stock Option Plan.+

(14) 10.33     10.2    Form of 1996 Stock Option Plan.+

(14) 10.40     10.3    License Agreement between the Registrant and Polo Ralph
                       Lauren, L.P., dated October 18, 1995.#

(14) 10.41     10.4    Design Services Agreement between the Registrant and Polo
                       Ralph Lauren, L.P., dated October 18, 1995.#

(6)  10.2      10.5    Amended and Restated 364-Day Credit Agreement dated as of
                       October 15, 1998, by and among the Company, as Borrower, the Lenders referred to therein and First Union National
                       Bank, as Administrative Agent.

(6)  10.3      10.6    Amended and Restated Three-Year Credit Agreement dated
                       as of October 15, 1998, by and among the Company, as Borrower, the Lenders referred to therein and First Union
                       National Bank, as Administrative Agent.

(8)  10.2      10.7    Master Joinder Agreement dated as of January 1, 1999 to
                       the Credit Agreements referred to therein, by and among the Company, Jones Apparel Group USA, Inc. and Jones
                       Apparel Group Holdings, Inc. as credit parties, and First
                       Union National Bank, as Administrative Agent.

(15) 10.53     10.8    License Agreement dated as of August 1, 1995 by and
                       between PRL USA, Inc., as assignee of Polo Ralph Lauren
                       Corporation, successor to Polo Ralph Lauren, L.P., and
                       Sun Apparel, Inc., as amended.#

(15) 10.54     10.9    Design Services Agreement dated as of August 1, 1995 by
                       and between Polo Ralph Lauren Corporation, successor to Polo Ralph Lauren, L.P., and Sun Apparel, Inc., as amended.#

Incorporated
by Reference   Exhibit
to Exhibit     Nos.    Description of Exhibit
------------   ------- ----------------------

(1)  10.1      10.10   Employment Agreement dated September 10, 1998, by and
                       between SAI Acquisition Corp. and Eric A. Rothfeld.

(3)  10.16     10.11   License Agreement between the Registrant and Polo Ralph
                       Lauren, L.P., dated May 11, 1998.#

(3)  10.17     10.12   Design Services Agreement between the Registrant and Polo
                       Ralph Lauren, L.P., dated May 11, 1998.#

(9)  10.1      10.13   Second Amended and Restated 364-Day Credit Agreement
                       dated as of June 15, 1999 among Jones Apparel Group USA,
                       Inc. and the Additional Obligors referred to therein, the Lenders referred to therein, and First Union National
                       Bank, as Administrative Agent.

(9)  10.2      10.14   Five-Year Credit Agreement dated as of June 15, 1999
                       among Jones Apparel Group USA Inc. and the Additional
                       Obligors referred to therein, the Lenders referred to therein, and First Union National Bank, as
                       Administrative Agent.

(16) 10.1      10.15   Letter Agreement, dated July 22, 1999, among Nine West
                       Group Inc., Nine West Funding Corporation, Corporate
                       Receivables Corporation, the Liquidity Providers named therein, Citicorp North America, Inc. and The Bank of
                       New York, extending the term of the Amended and Restated
                       Series 1995-1 Certificate Purchase Agreement.

(16) 10.2      10.16   Employment Agreement dated as of June 15, 1999 between
                       the Registrant and Mark J. Schwartz.+

(17) 4.5       10.17   Jones Apparel Group, Inc. 1999 Stock Option Plan.+

(18) Annex B   10.18   Jones Apparel Group, Inc. Executive Annual Incentive
                       Plan.+

     *         11      Computation of Earnings per Share.

     *         12      Computation of Ratio of Earnings to Fixed Charges.

     *         21      List of Subsidiaries.

     *         23      Consent of BDO Seidman, LLP.

     *         27      Financial Data Schedule. (19)

____________________
*    Filed herewith.
# Portions deleted pursuant to application for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.
+    Management contract or compensatory plan or arrangement.
(1) Incorporated by reference to the Company's Current Report on Form 8-K dated September 24, 1998.
(2) Incorporated by reference to the Company's Current Report on Form 8-K dated March 2, 1999.
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(4) Incorporated by reference to the Company's Registration Statement on Form S-1 filed on April 3, 1991 (Registration No. 33-39742).
(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(6) Incorporated by reference to the Company's Shelf Registration Statement on Form S-3, filed on October 28, 1998 (Registration No. 333-66223).
(7) Incorporated by reference to the Company's Form S-4, filed on December 9, 1998 (Registration No. 333-68587).
(8) Incorporated by reference to the Company's Form S-4/A, filed on January 25, 1999 (Registration No. 333-68587).
(9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the six months ended July 4, 1999.
(10) Incorporated by reference to the Nine West Group Inc. Annual Report on
     Form 10-K for the 52 weeks ended January 31, 1999.
(11) Incorporated by reference to the Nine West Group Inc. Registration Statement on Form S-4, filed on August 21, 1997 (Registration No. 333-34085).
(12) Incorporated by reference to the Nine West Group Inc. Quarterly Report on Form 10-Q for the nine months ended October 31,1998.
(13) Incorporated by reference to Amendment No. 1 to the Nine West Group Inc. Registration Statement on Form S-3, filed on August 21, 1997 (Registration No. 333-12545).
(14) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(15) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the nine months ended September 27, 1998.
(16) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the nine months ended October 3, 1999.
(17) Incorporated by reference to the Company's Registration Statement on Form S-8, filed on August 23, 1999 (Registration No. 333-85795).
(18) Incorporated by reference to the Company's Proxy Statement for the Company's 1999 Annual Meeting of Stockholders.
(19) Submitted as an exhibit only in the electronic format of this Annual
     Report on Form 10-K submitted to the Securities and Exchange Commission.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Jones Apparel Group, Inc.
New York, New York

The audits referred to in our dated February 4, 2000, except as to "Subsequent Events" which is as of March 14, 2000 relating to the consolidated financial statements of Jones Apparel Group, Inc. and subsidiaries which is contained in Item 8 of Form 10-K, included the audits of the financial statement schedule listed in the accompanying index for each of the three years ended December 31, 1999. The financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on the financial statements schedule based upon our audits.

In our opinion, such financial statements schedule presents fairly, in all material respects, the information set forth therein.

                                              /s/ BDO Seidman, LLP

                                              BDO Seidman, LLP

New York, New York
February 4, 2000, except as to
"Subsequent Events", which
is as of March 14, 2000

                                                                    SCHEDULE II

                   JONES APPAREL GROUP, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (In Thousands)




          Column A                   Column B             Column C            Column D     Column E
-------------------------------      ----------   -------------------------   ----------   ---------
                                                         Additions
                                                  -------------------------
                                     Balance at   Charged to    Charged to                 Balance
                                     beginning    costs and     other         Deductions   at end of
Description                          of period    expenses      accounts         <F1>      period
------------                         ----------   ----------    -----------   ----------   ---------
For the year ended
  December 31, 1997:
    Allowance for doubtful accounts      $2,263      $1,870      $     -          $1,366    $ 2,767


For the year ended
  December 31, 1998:
    Allowance for doubtful accounts      $2,767        $188      $   396 <F2>     $   48    $ 3,303


For the year ended
  December 31, 1999:
    Allowance for doubtful accounts      $3,303      $5,391      $20,495 <F3>     $2,593    $26,596




[FN]

<F1>  Doubtful accounts written off (recovered) against accounts receivable.
<F2>  Addition due to the acquisition of Sun Apparel, Inc. on October 2, 1998.
<F3>  Addition due to the acquisition of Nine West Group Inc. on June 15, 1999.

                                     -64-