Form 10-Q
period 2000-04-02
JONES APPAREL GROUP INC
filed 2000-05-12
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2000

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

         YES   [X]                        NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                     Outstanding at
Class of Common Stock                 May 10, 1999
---------------------               -----------------
$.01 par value                         118,439,102

JONES APPAREL GROUP, INC.


Index
                                                          Page No.
                                                          --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
           April 2, 2000 and December 31, 1999..............  3
         Consolidated Statements of Income
           Quarters ended April 2, 2000 and April 4, 1999... 4 Consolidated Statements of Stockholders' Equity
           Quarters ended April 2, 2000 and April 4, 1999... 5 Consolidated Statements of Cash Flows
           Quarters ended April 2, 2000 and April 4, 1999...  6

         Notes to Consolidated Financial Statements.........  7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................ 11

Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk................................ 15


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................. 15

Item 5.  Other Information.................................. 16

Item 6.  Exhibits and Reports on Form 8-K................... 16

Signatures.................................................. 17

Index to Exhibits........................................... 17

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements


Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in millions except per share data)

                                                    April 2,   December 31,
                                                        2000           1999
                                                  ----------   ------------
                                                  (Unaudited)

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                        $    34.6      $    47.0
  Accounts receivable, net of allowance
    for doubtful accounts of $22.2 and $26.6           593.9          271.1
  Inventories                                          546.5          619.6
  Prepaid and refundable income taxes                      -           34.5
  Deferred taxes                                        91.4           98.9
  Prepaid expenses and other current assets             60.9           59.5
                                                   ---------      ---------
    TOTAL CURRENT ASSETS                             1,327.3        1,130.6

PROPERTY, PLANT AND EQUIPMENT, at cost,
  less accumulated depreciation and amortization       242.9          239.8
GOODWILL, less accumulated amortization              1,018.0          989.9
OTHER INTANGIBLES, at cost, less
  accumulated amortization                             342.7          345.4
OTHER ASSETS                                            85.5           86.3
                                                   ---------      ---------
                                                   $ 3,016.4      $ 2,792.0
                                                   =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt and current portion of
    long-term debt and capital lease obligations   $   533.2      $   266.9
  Accounts payable                                     222.5          205.1
  Accrued restructuring costs                           57.9           61.1
  Income taxes payable                                  16.5              -
  Accrued employee compensation                         17.1           34.1
  Accrued expenses and other current liabilities        89.0           94.2
                                                   ---------      ---------
    TOTAL CURRENT LIABILITIES                          936.2          661.4
                                                   ---------      ---------

NONCURRENT LIABILITIES:
  Long-term debt                                       801.4          801.5
  Obligations under capital leases                      31.7           32.7
  Other                                                 51.3           55.4
                                                   ---------      ---------
    TOTAL NONCURRENT LIABILITIES                       884.4          889.6
                                                   ---------      ---------
    TOTAL LIABILITIES                                1,820.6        1,551.0
                                                   ---------      ---------

COMMITMENTS AND CONTINGENCIES                              -              -

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value - shares
    authorized 1.0; none issued                            -              -
  Common stock, $.01 par value - shares
    authorized 200.0; issued 135.2 and 134.6             1.4            1.4
  Additional paid-in capital                           700.8          693.0
  Retained earnings                                    852.8          782.2
  Accumulated other comprehensive income                (1.3)           0.3
                                                   ---------      ---------
                                                     1,553.7        1,476.9

  Less treasury stock, 17.5 and 12.0 shares,
      at cost                                         (357.9)        (235.9)
                                                   ---------      ---------
    TOTAL STOCKHOLDERS' EQUITY                       1,195.8        1,241.0
                                                   ---------      ---------
                                                   $ 3,016.4      $ 2,792.0
                                                   =========      =========

[FN]
See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Income (Unaudited)
(All amounts in millions except per share data)


                                                    April 2,        April 4,
Quarter Ended                                           2000            1999
----------------                                   ---------       ---------

NET SALES                                          $ 1,077.5       $   574.8
LICENSING INCOME (NET)                                   4.9             4.3
                                                   ---------       ---------
Total revenues                                       1,082.4           579.1

COST OF GOODS SOLD                                     644.6           364.8
                                                   ---------       ---------
Gross profit                                           437.8           214.3

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           285.4           115.7
AMORTIZATION OF GOODWILL                                 8.6             2.7
                                                   ---------       ---------
Operating income                                       143.8            95.9

INTEREST EXPENSE AND FINANCING COSTS                    26.4             7.8
INTEREST INCOME                                         (0.3)           (1.1)
                                                   ---------       ---------
Income before provision for income taxes               117.7            89.2

PROVISION FOR INCOME TAXES                              47.1            34.8
                                                   ---------       ---------
NET INCOME                                         $    70.6       $    54.4
                                                   =========       =========


EARNINGS PER SHARE
  Basic                                                $0.59           $0.53
  Diluted                                              $0.58           $0.51

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic                                                119.3           103.6
  Diluted                                              122.0           107.2


[FN]
See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)
(All amounts in millions)

                                                                                             Accumulated
                                            stock-     Total    Additional                         other
                                          holders'     Common      paid-in     Retained    comprehensive Treasury
                                            equity      stock      capital     earnings           income    stock
                                         ---------     ------   ----------    ---------    ------------  --------
BALANCE, JANUARY 1, 1999:                $   594.4     $  1.2    $   234.8    $   593.8         $  (2.3)  $(233.1)

QUARTER ENDED APRIL 4, 1999:
 Comprehensive income:
   Net income                                 54.4          -            -         54.4               -         -
   Foreign currency translation
     adjustments                               0.3          -            -            -             0.3         -
                                         ---------
   Total comprehensive income                 54.7
                                         ---------
  Exercise of stock options                    1.3          -          1.3            -               -         -
  Tax benefit derived from exercise
    of stock options                           0.9          -          0.9            -               -         -
                                         ---------     ------   ----------    ---------    ------------  --------
BALANCE, APRIL 4, 1999                   $   651.3     $  1.2    $   237.0    $   648.2         $  (2.0)  $(233.1)
                                         =========     ======   ==========    =========    ============  ========



BALANCE, JANUARY 1, 2000:                $ 1,241.0     $  1.4    $   693.0    $   782.2         $   0.3   $(235.9)

QUARTER ENDED APRIL 2, 2000:
 Comprehensive income:
   Net income                                 70.6          -            -         70.6               -         -
   Foreign currency translation
     adjustments                              (1.6)         -            -            -            (1.6)        -
                                         ---------
   Total comprehensive income                 69.0
                                         ---------
   Amortization of deferred
     compensation in connection
     with executive stock options              0.1          -          0.1            -               -         -
   Exercise of stock options                   4.3          -          4.4            -               -      (0.1)
   Tax benefit derived from exercise
     of stock options                          3.3          -          3.3            -               -         -
   Treasury stock acquired                  (121.9)         -            -            -               -    (121.9)
                                         ---------     ------   ----------    ---------    ------------  --------
BALANCE, APRIL 2, 2000                   $ 1,195.8     $  1.4    $   700.8    $   852.8         $  (1.3)  $(357.9)
                                         =========     ======   ==========    =========    ============  ========

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(All amounts in millions)


                                                    April 2,        April 4,
Quarter Ended                                           2000            1999
                                                    --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $  70.6         $  54.4
                                                    --------        --------
Adjustments to reconcile net income to
    net cash used in operating activities,
    net of acquisitions:
      Amortization of goodwill                           8.6             2.7
      Depreciation and other amortization               13.6             7.7
      Provision for losses on trade receivables          0.6             2.4
      Deferred taxes                                    15.9             1.1
      Other                                              0.2             0.5

    Decrease (increase) in:
      Trade receivables, including a $67.0 payment
        in 2000 to terminate Nine West's accounts
        receivable securitization program             (323.5)         (161.0)
      Inventories                                       65.9            (5.6)
      Prepaid expenses and other current assets         (1.4)           (2.0)
      Other assets                                      (0.8)           (5.1)

    Increase (decrease) in:
      Accounts payable                                  17.5            33.6
      Taxes payable                                     54.6            26.7
      Accrued expenses and other current liabilities   (71.7)           19.0
      Other liabilities                                  0.2               -
                                                    --------        --------
        Total adjustments                             (220.3)          (80.0)
                                                    --------        --------
        Net cash used in operating activities         (149.7)          (25.6)
                                                    --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (13.2)           (5.1)
  Adjustments to acquisition costs                      (0.1)            0.7
  Acquisition of intangibles                            (0.9)           (2.1)
  Proceeds from sale of property, plant
    and equipment                                        4.4               -
                                                    --------        --------
  Net cash used in investing activities                 (9.8)           (6.5)
                                                    --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under long-term
    credit facilities                                  266.1            (0.5)
  Principal payments on capital leases                  (1.0)           (1.1)
  Purchases of treasury stock                         (121.9)              -
  Proceeds from exercise of stock options                4.3             1.3
  Other                                                    -            (0.1)
                                                    --------        --------
  Net cash provided by (used in)
    financing activities                               147.5            (0.4)
                                                    --------        --------

EFFECT OF EXCHANGE RATES ON CASH                        (0.4)              -
                                                    --------        --------
NET DECREASE IN CASH AND CASH EQUIVALENTS              (12.4)          (32.5)

CASH AND CASH EQUIVALENTS, BEGINNING                    47.0           129.0
                                                    --------        --------
CASH AND CASH EQUIVALENTS, ENDING                    $  34.6         $  96.5
                                                    ========        ========
[FN]
See accompanying notes to consolidated financial statements

JONES APPAREL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


BASIS OF PRESENTATION

 The consolidated financial statements include the accounts of Jones
Apparel Group, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). The financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") for interim financial information and in accordance with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the footnotes therein included within the Company's Annual Report on Form 10-K. As used in this Report, "Sun" refers to Sun Apparel, Inc. and "Nine West" refers to Nine West Group Inc. (acquired June 15, 1999). The results of Nine West are included in the Company's operating results from the date of acquisition and, therefore, the Company's operating results for the periods presented are not comparable.

 In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 2000. The Company reports interim results in 13 week quarters; however, the annual reporting period is the calendar year.


ACCRUED RESTRUCTURING COSTS

 In connection with the acquisitions of Nine West and Sun (acquired
October 2, 1998), the Company assessed and formulated preliminary plans to restructure certain operations of each company. These plans involved the closure of manufacturing facilities, certain offices, foreign subsidiaries, and selected domestic and international retail locations. The objectives of the plans were to eliminate unprofitable or marginally profitable lines of business and reduce overhead expenses. The accrual of these costs and liabilities was recorded as an increase to goodwill and include:

                                             Balance at         Net               Balance at
(in millions)                         December 31, 1999   Additions  Payments  April 2, 2000
                                      -----------------   ---------  --------  -------------
Severance and other employee costs               $ 26.7      $  9.7    $ 10.0         $ 26.4
Closing of retail stores                           15.0        (4.0)      1.5            9.5
Consolidation of facilities                        14.4         0.5       0.2           14.7
Other                                               5.0         2.9       0.6            7.3
                                                 ------      ------    ------         ------
Total                                            $ 61.1      $  9.1    $ 12.3         $ 57.9
                                                 ======      ======    ======         ======

 Estimated severance payments and other employee costs of $26.4 million accrued at April 2, 2000 relate to the remaining estimated severance for approximately 970 employees at locations to be closed, costs associated with employees transferring to continuing offices and other related costs. Employee groups affected (totaling an estimated 3,600 employees) include retail sales personnel at closed store locations, accounting, administrative, customer service and management personnel at closed facilities, manufacturing and production personnel at closed plant locations and duplicate corporate

JONES APPAREL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

headquarters management and administrative personnel. During the quarter ended April 2, 2000, payments of $10.0 million to approximately 750 employees were made and charged against the reserve.

 Accrued liabilities for the closing of Nine West retail stores of $9.5 million at April 2, 2000 relate primarily to lease obligations and other closing costs for the remaining 127 stores to be closed after April 2, 2000 from the approximately 250 stores originally identified to be closed.

 The $14.7 million accrued at April 2, 2000 for the consolidation of facilities relate primarily to expected costs to be incurred, including lease obligations, for closing certain Nine West facilities in connection with consolidating their operations into other existing Company facilities.

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


INVENTORIES

 Inventories are summarized as follows (in millions):

                                            April 2,    December 31,
                                               2000            1999
                                            -------     -----------
 Raw materials                               $ 34.1          $ 25.6
 Work in process                               38.5            42.5
 Finished goods                               473.9           551.5
                                            -------     -----------
                                             $546.5          $619.6
                                            =======     ===========

STATEMENT OF CASH FLOWS

Quarter Ended:                              April 2,        April 4,
(In millions)                                  2000            1999
                                            -------     -----------

 Supplemental disclosures of cash
   flow information:
     Cash paid (received) during the
       quarter for:
         Interest                            $ 21.3          $ 11.7
         Income taxes, net of refunds         (23.4)            4.4

 Supplemental disclosures of non-cash
   investing and financing activities:
     Tax benefits related to stock options      3.3             0.9

JONES APPAREL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


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


SEGMENT INFORMATION

 Upon the acquisition of Nine West, the Company redefined the operating segments it uses for financial reporting purposes. Historical data has been restated to reflect these changes.

 The Company's operations are comprised of three reportable segments: wholesale apparel, wholesale footwear and accessories, and retail. The Company identifies operating segments based on, among other things, the way that the Company's management organizes the components of the Company's business for purposes of allocating resources and assessing performance. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and the Company's own retail locations. The wholesale segments include wholesale operations with third party department and retail stores while the retail segment includes retail operations by Company-owned retail stores. The Company defines segment profit as operating income before amortization of goodwill, interest expense and income taxes. Summarized below are the Company's segment sales and income (loss) by reportable segments for the quarters ended April 2, 2000 and April 4, 1999.

(In millions)                                        Wholesale
                                       Wholesale    Footwear &                  Other &
                                         Apparel   Accessories    Retail   Eliminations   Consolidated
                                       ---------   -----------  --------   ------------   ------------
For the quarter ended April 2, 2000
  Revenues from external customers      $  595.2      $  245.8  $  236.5       $    4.9       $1,082.4
  Intersegment revenues                     26.4          33.2         -          (59.6)             -
                                       ---------   -----------  --------   ------------   ------------
  Total revenues                           621.6         279.0     236.5          (54.7)       1,082.4
                                       ---------   -----------  --------   ------------   ------------

  Segment income                        $  115.8      $   56.9  $   (5.6)      $  (14.7)         152.4
                                       =========   ===========  ========   ============
  Amortization of goodwill                                                                        (8.6)
  Net interest expense                                                                           (26.1)
                                                                                          ------------
  Income before provision for
    income taxes                                                                              $  117.7
                                                                                          ============
For the quarter ended April 4, 1999
  Revenues from external customers      $  542.2      $      -  $   32.6       $    4.3       $  579.1
  Intersegment revenues                     28.2             -         -          (28.2)             -
                                       ---------   -----------  --------   ------------   ------------
  Total revenues                           570.4             -      32.6          (23.9)         579.1
                                       ---------   -----------  --------   ------------   ------------
  Segment income                        $  108.5      $      -  $    1.3       $  (11.2)          98.6
                                       =========   ===========  ========   ============
  Amortization of goodwill                                                                        (2.7)
  Net interest expense                                                                            (6.7)
                                                                                          ------------
  Income before provision for
    income taxes                                                                              $   89.2
                                                                                          ============


JONES APPAREL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


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

 The following summarized financial information represents the results of Jones USA for the first quarters of 2000 and 1999 and Nine West for the first quarter of 2000. Separate financial statements and other disclosures concerning Jones USA, Nine West and Jones Holdings are not presented, because management has determined that such information is not material to the holders of the outstanding debt.


                                                    Other and
(In millions)               Jones USA   Nine West  Eliminations  Consolidated
                            ---------   ---------  ------------  ------------
On or for the quarter
 ended April 2, 2000:

 Current assets             $1,523.4     $  586.1       $(782.2)     $1,327.3
 Noncurrent assets             156.1      1,065.3         467.7       1,689.1
 Current liabilities           971.1        559.9        (594.8)        936.2
 Noncurrent liabilities        708.0        181.8          (5.4)        884.4

 Total revenues                432.2        455.3         194.9       1,082.4
 Gross profit                  166.7        197.9         280.0         644.6
 Operating income               70.4         41.6          31.8         143.8
 Net income                     27.0         22.2          21.4          70.6

On or for the quarter
 ended April 4, 1999:

 Current assets             $  592.8     $      -       $ 171.0      $  763.8
 Noncurrent assets             146.9            -         412.0         558.9
 Current liabilities           327.5            -         (75.2)        252.3
 Noncurrent liabilities        412.2            -           6.9         419.1

 Total revenues                404.9            -         174.2         579.1
 Gross profit                  139.8            -          74.5         214.3
 Operating income               53.9            -          42.0          95.9
 Net income                     28.5            -          25.9          54.4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

 The following discussion provides information and analysis of the Company's results of operations for the quarterly periods ended April 2, 2000 and April 4, 1999, respectively, and its liquidity and capital resources. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere herein.

    On June 15, 1999, the Company completed its acquisition of Nine West. The results of operations of Nine West are included in the Company's operating results from the date of acquisition. Accordingly, the financial position and results of operations presented and discussed herein are not directly comparable between years.

    The Company operates in three reportable segments: wholesale apparel, wholesale footwear and accessories, and retail. Historical data has been restated to reflect these changes.


Results of Operations

Statements of Income Expressed as a Percentage of Total Revenues

                                     Quarter ended
                              ---------------------------
                                April 2,         April 4,
                                    2000             1999
                              ----------       ----------
    Net sales                      99.5%            99.3%
    Licensing income (net)          0.5%             0.7%
                              ----------       ----------
    Total revenues                100.0%           100.0%
    Cost of goods sold             59.6%            63.0%
                              ----------       ----------
    Gross profit                   40.4%            37.0%
    Selling, general and
      administrative expenses      26.4%            20.0%
    Amortization of goodwill        0.8%             0.5%
                              ----------       ----------
    Operating income               13.3%            16.6%
    Net interest expense            2.4%             1.2%
                              ----------       ----------
    Income before provision
      for income taxes             10.9%            15.4%
    Provision for income taxes      4.4%             6.0%
                              ----------       ----------
    Net income                      6.5%             9.4%
                              ==========       ==========

                     Totals may not agree due to rounding.


Quarter Ended April 2, 2000 Compared to Quarter Ended April 4, 1999

  Revenues. Total revenues for the 13 weeks ended April 2, 2000 (hereinafter referred to as the "first quarter of 2000") increased 86.9%, or $503.3 million, to $1.1 billion, compared to $574.8 million for the 13 weeks ended April 4, 1999 (hereinafter referred to as the "first quarter of 1999"). The revenue growth resulted primarily from the net sales of product lines added as a result of the Nine West acquisition ($455.3 million of the increase). The breakdown of total revenues for both periods is as follows:

                                 First     First
                               Quarter   Quarter             Percent
  (in millions)                of 2000   of 1999   Increase   Change
                              --------   -------   --------  -------
  Wholesale apparel           $  595.2    $542.2     $ 53.0     9.8%
  Wholesale footwear
      and accessories            245.8         -      245.8       -
  Retail                         236.5      32.6      203.9   625.5%
  Other                            4.9       4.3        0.6    14.0%
                              --------   -------   --------  -------
  Total revenues              $1,082.4    $579.1     $503.3    86.9%
                              ========   =======   ========  =======

  Wholesale apparel revenues increased primarily as a result of increases in shipments of Lauren by Ralph Lauren and Polo Jeans Company products and initial shipments of the Ralph by Ralph Lauren line, partially offset by planned lower shipments of Jones New York and Rena Rowan products. The increases in wholesale footwear and accessories and retail revenues are the result of the acquisition of Nine West.

  Gross Profit. The gross profit margin increased to 40.4% in the first quarter of 2000 compared to 37.0% in the first quarter of 1999, primarily due to proportionally higher retail sales in the first quarter of 2000 than in the first quarter of 1999. Wholesale apparel gross profit margins increased to 37.6% in the first quarter of 2000 compared to 35.8% in the first quarter of 1999, resulting from the sales mix being weighted more towards products carrying higher margins (such as Lauren by Ralph Lauren, Ralph by Ralph Lauren and Polo Jeans Company), lower overseas production costs and a continuing focus on inventory management. Retail gross profit margins decreased to 50.5% from 53.7%, primarily due to the acquisition of Nine West.

  Selling, general and administrative ("SG&A") expenses. SG&A expenses of $285.4 million in the first quarter of 2000 represented an increase of $169.7 million over the first quarter of 1999. As a percentage of total revenues, SG&A expenses increased to 26.4% in the first quarter of 2000 from 20.0% for the comparable period in 1999. Nine West accounted for $150.6 million of the increase, with the remainder primarily due to increased royalty and advertising expenses.

  Operating Income. The resulting first quarter of 2000 operating income of $143.8 million increased 49.9%, or $47.9 million, over the $95.9 million for the first quarter of 1999. The operating margin decreased to 13.3% in the first quarter of 2000 from 16.6% in the first quarter of 1999, due to the factors discussed above and the additional amortization of goodwill resulting from the Nine West acquisition.

  Net Interest Expense. Net interest expense was $26.1 million in the first quarter of 2000 compared to $6.7 million in the comparable period of 1999, primarily as a result of the debt incurred to finance the Nine West acquisition and repurchase treasury shares during the first quarter of 2000.

  Provision for Income Taxes. The effective income tax rate was 40.0% for the first quarter of 2000 compared to 39.0% for the first quarter of 1999. The increase was primarily due to the nondeductibility of the additional goodwill amortization in the first quarter of 2000.

  Net Income. Net income increased 29.8% to $70.6 million in the first quarter of 2000, an increase of $16.2 million over the net income of $54.4 million earned in the first quarter of 1999. Net income as a percentage of total revenues was 6.5% in the first quarter of 2000 and 9.4% in the first quarter of 1999. Excluding the amortization of goodwill resulting from the Sun and Nine West acquisitions, net income for the first quarters of 2000 and 1999 would have been $79.2 million and $57.1 million, respectively ($0.65 and $0.53 per diluted share, respectively).

Liquidity and Capital Resources

  The Company's principal capital requirements have been to fund acquisitions, working capital needs, capital expenditures and repurchases of the Company's common stock on the open market. The Company has historically relied primarily on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance its operations and expansion.

  Cash Used in Operations. Operating activities used $149.7 million of cash in the first quarter of 2000 and $25.6 million in the first quarter of 1999. The additional cash used in operations during the first quarter of 2000 was primarily due to a higher increase in accounts receivable compared to the first quarter of 1999, a result of both the timing of shipments during the first quarter of 2000 and the discontinuance of Nine West's five-year Receivables Facility (see below).

  Cash Used in Investing Activities. Investing activities used $9.8 million during the first quarter of 2000, an increase of $3.3 million over the first quarter of 1999. This increase was primarily due to a higher level of capital expenditures during the first quarter of 2000. Total capital expenditures for 2000 are expected to be approximately $60.0 million.

  Cash Provided by (Used in) Financing Activities. Financing activities provided $147.5 million of cash in the first quarter of 2000, compared to a usage of $0.4 million in the first quarter of 1999, as a result of higher borrowings under the Company's long-term credit facilities offset by purchases of treasury stock.

  The Company repurchased $121.9 million of its common stock on the open market during the first quarter of 2000. As of April 2, 2000, a total of $356.9 million has been expended under announced programs to acquire up to $500.0 million of such shares. The Company may authorize additional share repurchases in the future depending on, among other things, market conditions and the Company's financial condition. Proceeds from the issuance of common stock to employees exercising stock options amounted to $4.3 million and $1.3 million in the first quarters of 2000 and 1999, respectively.

  Liquidity. The terms of the acquisition agreement for Sun require the Company to pay the former Sun shareholders additional consideration of $2.00 for each $1.00 of Sun's earnings before interest and taxes (as defined in the merger agreement) for each of the years 1998 through 2001 that exceeds certain targeted levels. This additional consideration is to be paid 59% in cash and 41% in the Company's common stock, the value of which will be determined by the prices at which the common stock trades in a defined period preceding delivery in each year. On April 5, 2000, the Company paid $26.6 million in cash and issued 669,323 shares of common stock (valued at $18.3 million) as additional consideration for the Sun acquisition related to 1999 earnings, which will be recorded as additional goodwill in the second quarter of 2000.

  During the first quarter of 2000, the Company terminated a five-year Receivables Facility (created in 1995 and amended in 1998) which permitted Nine West to obtain up to $132.0 million of funding based on the sale, without recourse, of eligible Nine West accounts receivable. As a result of this termination, reported net accounts receivable will no longer be reduced by proceeds received under the Receivables Facility. This termination will not affect the Company's liquidity.

  At April 2, 2000, the Company had credit agreements with First Union National Bank, as administrative agent, and other lending institutions to borrow an aggregate principal amount of up to $1.2 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for a $500.0 million 364-day Revolving Credit Facility and a $700.0 million Five-Year Revolving Credit Facility. At April 2, 2000, $256.0 million was outstanding under the 364-Day Revolving Credit Facility (comprised of $234.8 million in outstanding letters of credit and $9.2 million in cash borrowings) and $510.0 million in cash borrowings was outstanding under the Company's Five-Year Revolving Credit Facility. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require the Company to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on the Company's ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers, and pay dividends.

  The Company also has a total of approximately $25.8 million of unsecured foreign lines of credit in Europe, Australia and Canada, under which $4.9 million was outstanding at April 2, 2000.

  The Company believes that funds generated by operations, the Senior
Credit Facilities and the foreign lines of credit will provide the financial resources sufficient to meet its foreseeable working capital, letter of credit, capital expenditure and stock repurchase requirements and any ongoing obligations to the former Sun shareholders.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

  The Company employs an interest rate hedging strategy utilizing swaps to effectively float a portion of its interest rate exposure on its fixed rate financing arrangements. The primary interest rate exposures on floating rate financing arrangements are with respect to United States, United Kingdom and Australian short-term local currency rates. The Company had approximately $1.2 billion in variable rate financing arrangements at April 2, 2000. Other than the interest rate swaps, there were no outstanding derivative financial contracts at April 2, 2000.


Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

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

  In a separate settlement on March 6, 2000, Nine West agreed to a consent order with the Federal Trade Commission which also specifies the manner in which Nine West may implement its resale pricing policies with its retailer customers. The consent order, which resolved an ongoing investigation by the FTC, was given final approval by the Commission on April 11, 2000.

  There have been no other material changes from the information previously reported under Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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


                                               JONES APPAREL GROUP, INC.
                                                            (Registrant)

Date: May 12, 2000                     By             /s/ Sidney Kimmel
                                         ------------------------------
                                                          SIDNEY KIMMEL
                                                Chief Executive Officer

                                       By            /s/ Wesley R. Card
                                         ------------------------------
                                                         WESLEY R. CARD
                                                Chief Financial Officer


INDEX TO EXHIBITS

Number   Description


10.1* Agreement Regarding Termination of Nine West Trade Receivables Master Trust Securitization Transaction, dated as of March 3, 2000, entered into by and among Nine West Funding Corporation, The Bank of New York, in its capacity as trustee, Nine West Group Inc., Nine West Footwear Corporation, Jones Apparel Group, Inc., Corporate Receivables Corporation, Citibank, N.A. and the other financial institutions parties to the Amended and Restated Certificate Purchase Agreement and Citicorp North America, Inc. as the program agent.

99.1* Decision and Order of the Federal Trade Commission In the Matter of Nine West Group Inc., Docket No. C-3937, dated April 11, 2000.

27*      Financial Data Schedule (filed only electronically).

_________
* Filed herewith.