Form 10-Q
period 2000-07-02
JONES APPAREL GROUP INC
filed 2000-08-10
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 1-10746

JONES APPAREL GROUP, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	06-0935166 (I.R.S. Employer Identification No.)

250 Rittenhouse Circle Bristol, Pennsylvania (Address of principal executive offices)	19007 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock $.01 par value	Outstanding at August 9, 2000 118,720,245


JONES APPAREL GROUP, INC.

Index                                                                 Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets
           July 2, 2000 and December 31, 1999...........................  3
        Consolidated Statements of Income
           Quarters and Six Months ended July 2, 2000 and July 4, 1999..  4
        Consolidated Statements of Stockholders' Equity
           Six Months ended July 2, 2000 and July 4, 1999...............  5
        Consolidated Statements of Cash Flows
           Six Months ended July 2, 2000 and July 4, 1999...............  6

        Notes to Consolidated Financial Statements......................  7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations............................. 12

Item 3. Quantitative and Qualitative Disclosures About Market Risk...... 17

PART II. OTHER INFORMATION


PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in millions except per share data)

                                                           July 2, 2000  December 31, 1999
                                                            (Unaudited)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                  $   54.6           $   47.0
    Accounts receivable, net of allowance for doubtful
      accounts of $14.9 and $26.6                                 428.3              271.1
    Inventories                                                   591.3              619.6
    Prepaid and refundable income taxes                            11.6               34.5
    Deferred taxes                                                 77.6               98.9
    Prepaid expenses and other current assets                      59.2               59.5
                                                               --------           --------
      TOTAL CURRENT ASSETS                                      1,222.6            1,130.6

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated
    depreciation and amortization                                 230.8              239.8
GOODWILL, less accumulated amortization                         1,065.8              989.9
OTHER INTANGIBLES, at cost, less accumulated amortization         346.6              345.4
OTHER ASSETS                                                      107.0               86.3
                                                               --------           --------
                                                               $2,972.8           $2,792.0
                                                               ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Short-term debt and current portion of long-term
      debt and capital lease obligations                       $  435.9           $  266.9
    Accounts payable                                              203.2              205.1
    Accrued restructuring costs                                    45.2               61.1
    Accrued employee compensation                                  25.7               34.1
    Accrued expenses and other current liabilities                 96.8               94.2
                                                               --------           --------
      TOTAL CURRENT LIABILITIES                                   806.8              661.4
                                                               --------           --------

NONCURRENT LIABILITIES:
    Long-term debt                                                809.3              801.5
    Obligations under capital leases                               30.9               32.7
    Other                                                          46.7               55.4
                                                               --------           --------
      TOTAL NONCURRENT LIABILITIES                                886.9              889.6
                                                               --------           --------
      TOTAL LIABILITIES                                         1,693.7            1,551.0
                                                               --------           --------

COMMITMENTS AND CONTINGENCIES                                         -                  -

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value - shares
      authorized 1.0; none issued                                     -                  -
    Common stock, $.01 par value - shares authorized
      200.0; issued 136.2 and 134.6                                 1.4                1.4
    Additional paid-in capital                                    725.7              693.0
    Retained earnings                                             908.3              782.2
    Accumulated other comprehensive income                          1.6                0.3
                                                               --------           --------
                                                                1,637.0            1,476.9
    Less treasury stock, 17.5 and 12.0 shares, at cost           (357.9)            (235.9)
                                                               --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                1,279.1            1,241.0
                                                               --------           --------
                                                               $2,972.8           $2,792.0
                                                               ========           ========

See accompanying notes to consolidated financial statements


Jones Apparel Group, Inc.
Consolidated Statements of Income (Unaudited)
(All amounts in millions except per share data)

                                      Quarter Ended              Six Months Ended
                               July 2, 2000  July 4, 1999   July 2, 2000  July 4, 1999

Net sales                         $   901.1     $   505.9      $ 1,978.6     $ 1,080.8
Licensing income (net)                  5.5           4.5           10.4           8.7
                                  ---------     ---------      ---------     ---------

Total revenues                        906.6         510.4        1,989.0       1,089.5

Cost of goods sold                    527.7         303.9        1,172.3         668.7
Purchase accounting adjustments
  to cost of goods sold (1)               -           6.5              -           6.5
                                  ---------     ---------      ---------     ---------

Gross profit                          378.9         200.0          816.7         414.3

Selling, general and
  administrative expenses             251.5         134.1          536.9         249.8
Amortization of goodwill                9.2           3.8           17.8           6.5
                                  ---------     ---------      ---------     ---------

Operating income                      118.2          62.1          262.0         158.0

Interest income                         0.4           0.9            0.6           2.1
Interest expense and
  financing costs                     (26.1)        (10.7)         (52.4)        (18.6)
                                  ---------     ---------      ---------     ---------

Income before provision
  for income taxes                     92.5          52.3          210.2         141.5

Provision for income taxes             37.0          20.4           84.1          55.2
                                  ---------     ---------      ---------     ---------

Net income                        $    55.5     $    31.9      $   126.1     $    86.3
                                  =========     =========      =========     =========

Earnings per share
    Basic                             $0.47         $0.29          $1.06         $0.81
    Diluted                           $0.46         $0.28          $1.04         $0.78

Weighted average common
  shares and share
  equivalents outstanding
    Basic                             118.5         108.5          118.9         106.0
    Diluted                           121.6         113.1          121.8         110.1

See accompanying notes to consolidated financial statements

(1) Reflects a non-cash increase in cost of goods sold attributable to the fair value of inventory over cost, recorded as a result of the acquisition of Nine West Group Inc. as required by the purchase method of accounting.


Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)
(All amounts in millions)

                                    Total                              Accumulated
                                   stock-        Additional                  other
                                 holders' Common    paid-in Retained comprehensive  Treasury
                                   equity  stock    capital earnings        income     stock

Balance, January 1, 1999:        $  594.4  $ 1.2    $ 234.8  $ 593.8        $ (2.3) $ (233.1)

Six months ended July 4, 1999:
  Comprehensive income:
    Net income                       86.3      -          -     86.3             -         -
    Foreign currency
      translation adjustments         0.7      -          -        -           0.7         -
                                 --------
      Total comprehensive income     87.0
                                 --------
Amortization of deferred
  compensation in connection
  with executive stock options        0.1      -        0.1        -             -         -
Exercise of stock options             9.9      -        9.9        -             -         -
Tax benefit derived from
  exercise of stock options           6.9      -        6.9        -             -         -
Stock issued as additional
  consideration for acquisition
  of Sun Apparel, Inc.               14.3      -       14.3        -             -         -
Stock and options issued for
  acquisition of Nine West Group
  Inc. net of issuance costs        421.6    0.1      421.5        -             -         -
                                 -----------------------------------------------------------

Balance, July 4, 1999            $1,134.2  $ 1.3    $ 687.5  $ 680.1        $ (1.6) $ (233.1)
                                 ===========================================================

Balance, January 1, 2000:        $1,241.0  $ 1.4    $ 693.0  $ 782.2         $ 0.3  $ (235.9)

Six months ended July 2, 2000:
  Comprehensive income:
    Net income                      126.1      -          -    126.1             -         -
    Foreign currency
      translation adjustments         1.3      -          -        -           1.3         -
                                 --------
      Total comprehensive income    127.4
                                 --------

Amortization of deferred
  compensation in connection
  with executive stock options        1.0      -        1.0        -             -         -
Exercise of stock options             8.8      -        8.9        -             -      (0.1)
Tax benefit derived from
  exercise of stock options           4.5      -        4.5        -             -         -
Treasury stock acquired            (121.9)     -          -        -             -    (121.9)
Stock issued as additional
  consideration for acquisition
  of Sun Apparel, Inc.               18.3      -       18.3        -             -         -
                                 -----------------------------------------------------------

Balance, July 2, 2000            $1,279.1  $ 1.4    $ 725.7  $ 908.3         $ 1.6  $ (357.9)
                                 ===========================================================

See accompanying notes to consolidated financial statements


Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(All amounts in millions)

Six Months Ended                                           July 2, 2000       July 4, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $  126.1           $   86.3
                                                               --------           --------
Adjustments to reconcile net income to net cash used
  in operating activities, net of acquisitions:
    Amortization of goodwill                                       17.8                6.5
    Depreciation and other amortization                            34.7               16.6
    Provision for losses on accounts receivable                     2.3                2.3
    Deferred taxes                                                 36.2               (0.4)
    Other                                                           2.4                1.0

  Decrease (increase) in:
    Accounts receivable, including a $67.0 payment
      in 2000 to terminate Nine West's accounts
      receivable securitization program                          (166.8)             (46.4)
    Inventories                                                    29.9              (21.5)
    Prepaid and refundable income taxes                            22.6              (28.4)
    Prepaid expenses and other current assets                       2.2               (5.6)
    Other assets                                                   (7.8)              24.1

  Increase (decrease) in:
    Accounts payable                                               (1.5)              39.5
    Accrued expenses and other current liabilities                (70.0)             (18.8)
                                                               --------           --------
      Total adjustments                                           (98.0)             (31.1)
                                                               --------           --------
      Net cash provided by operating activities                    28.1               55.2
                                                               --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                            (26.2)             (10.4)
  Loans to officers                                               (18.5)                 -
  Acquisition of Canadian Polo Ralph Lauren
    licenses and related assets                                   (15.0)                 -
  Acquisition of Nine West Group Inc. net of cash acquired         (0.1)            (433.5)
  Additional consideration paid for acquisition
    of Sun Apparel, Inc.                                          (26.6)             (20.1)
  Acquisition of intangibles                                       (0.9)              (6.2)
  Proceeds from sale of property, plant and equipment               2.3                0.1
                                                               --------           --------
  Net cash used in investing activities                           (85.0)            (470.1)
                                                               --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of 7.5% Senior Notes, net of discount                      -              173.5
  Issuance of 7.875% Senior Notes, net of discount                    -              222.8
  Debt issuance costs                                                 -               (5.6)
  Repurchase of 9% Senior Notes                                       -              (93.9)
  Premiums paid on repurchase of Senior Notes                         -              (10.3)
  Net borrowings under long-term credit facilities                177.1               37.4
  Principal payments on capital leases                             (2.0)              (2.3)
  Purchases of treasury stock                                    (121.9)                 -
  Proceeds from exercise of stock options                           8.7                9.9
                                                               --------           --------
  Net cash provided by financing activities                        61.9              331.5
                                                               --------           --------

EFFECT OF EXCHANGE RATES ON CASH                                    2.6                  -
                                                               --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                7.6              (83.4)

CASH AND CASH EQUIVALENTS, BEGINNING                               47.0              129.0
                                                               --------           --------
CASH AND CASH EQUIVALENTS, ENDING                              $   54.6           $   45.6
                                                               ========           ========

See accompanying notes to consolidated financial statements


JONES APPAREL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Jones Apparel Group, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). The financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") for interim financial information and in accordance with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the footnotes therein included within the Company's Annual Report on Form 10-K. As used in this Report, "Sun" and "Nine West" refer to the Company's wholly-owned subsidiaries Sun Apparel, Inc. and Nine West Group Inc. (acquired June 15, 1999), respectively. The results of Nine West are included in the Company's operating results from the date of acquisition and, therefore, the Company's operating results for the periods presented are not comparable.

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

ACCRUED RESTRUCTURING COSTS

    In connection with the acquisitions of Nine West and Sun (acquired October 2, 1998), the Company assessed and formulated plans to restructure certain operations of each company. These plans involved the closure of manufacturing facilities, certain offices, foreign subsidiaries, and selected domestic and international retail locations. The objectives of the plans were to eliminate unprofitable or marginally profitable lines of business and reduce overhead expenses. The accrual of these costs and liabilities was recorded as an increase to goodwill and include:

                                  Balance at        Net              Balance at
  (in millions)            December 31, 1999  Additions  Utilized  July 2, 2000

  Severance and other
    employee costs                    $ 26.7     $ 10.9    $ 16.7        $ 20.9
  Closing of retail stores              15.0      (10.2)        -           4.8
  Consolidation of
     facilities                         14.4        3.4       3.0          14.8
  Other                                  5.0       (0.1)      0.2           4.7
                                      ------     ------    ------        ------
  Total                               $ 61.1     $  4.0    $ 19.9        $ 45.2
                                      ======     ======    ======        ======

    Estimated severance payments and other employee costs of $20.9 million accrued at July 2, 2000 relate to the remaining estimated severance for approximately 1,200 employees at locations to be closed, costs associated with employees transferring to continuing offices and other related costs. Employee groups affected (totaling an estimated 4,100 employees) include retail sales personnel at closed store locations, accounting, administrative, customer service and management personnel at closed facilities, manufacturing and production personnel at closed plant locations and duplicate


JONES APPAREL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

corporate headquarters management and administrative personnel. During the six months ended July 2, 2000, payments of $16.7 million to approximately 1,030 employees were made and charged against the reserve.

    Accrued liabilities for the closing of Nine West retail stores of $4.8 million at July 2, 2000 relate primarily to lease obligations and other closing costs for the remaining 91 stores to be closed after July 2, 2000 from the approximately 250 stores originally identified to be closed.

    The $14.8 million accrued at July 2, 2000 for the consolidation of facilities relate primarily to expected costs to be incurred, including lease obligations, for closing certain Nine West facilities in connection with consolidating their operations into other existing Company facilities.

    The Company's plans have not been finalized in all areas, and additional restructuring costs may result as the Company continues to evaluate and assess the impact of underperforming retail locations and international operations. Any additional costs relating to Nine West or Sun will be charged to operations in the period in which they occur.

INVENTORIES

    Inventories are summarized as follows (in millions):

                                 July 2,    December 31,
                                   2000            1999

  Raw materials                  $ 28.1          $ 25.6
  Work in process                  54.8            42.5
  Finished goods                  508.4           551.5
                                 ------          ------
                                 $591.3          $619.6
                                 ======          ======

SUBSEQUENT EVENT

    On July 31, 2000, the Company purchased 100% of the outstanding securities of Victoria + Co Ltd., a privately-held corporation ("Victoria"). Victoria is a leading designer and marketer of branded and private label costume jewelry. The total purchase price was $93.6 million, including $16.6 in cash payments (of which $2.0 million is payable in 2002) and the assumption of $77.0 of Victoria's funded debt and accrued interest. This funded debt was refinanced by the Company through its existing credit facilities. In addition, the stockholders of Victoria are entitled to receive future payments in the form of cash and common stock of the Company if certain earnings targets are met in 2001, 2002 and 2003.


JONES APPAREL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

STATEMENT OF CASH FLOWS

Six Months Ended:                                July 2,    July 4,
(In millions)                                      2000       1999

Supplemental disclosures of cash
  flow information:
    Cash paid (received) during the quarter for:
        Interest                                 $ 47.0     $ 17.7
        Income taxes, net of refunds               52.3       67.2

Supplemental disclosures of
  non-cash investing and
  financing activities:
    Tax benefits related to stock options           4.5        6.9
    Common stock issued as additional
      consideration for the acquisition of Sun     18.3       14.3

Detail of acquisitions:
  Fair value of assets acquired                  $ 15.6   $1,665.9
  Liabilities assumed                              (0.6)    (810.7)
  Common stock and options issued                     -     (421.7)
                                                 ------   --------
  Net cash paid for acquisitions                   15.0      433.5
  Cash acquired in acquisitions                       -       29.8
                                                 ------   --------
  Cash paid for acquisitions                     $ 15.0   $  463.3
                                                 ======   ========

NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for all fiscal years beginning after June 15, 2000. The Company is currently reviewing SFAS No. 133 (as amended) and has of yet been unable to fully evaluate the impact, if any, it may have on future operating results or financial statement disclosures.

SEGMENT INFORMATION

    The Company's operations are comprised of three reportable segments: wholesale apparel, wholesale footwear and accessories, and retail. The Company identifies operating segments based on, among other things, the way that the Company's management organizes the components of the Company's business for purposes of allocating resources and assessing performance. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels


JONES APPAREL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and the Company's own retail locations. The wholesale segments include wholesale operations with third party department and retail stores while the retail segment includes retail operations by Company-owned retail stores. The Company defines segment profit as operating income before amortization of goodwill, interest expense and income taxes. Summarized below are the Company's segment revenues and income by reportable segments for the quarters ended July 2, 2000 and July 4, 1999.

(In millions)                                         Wholesale
                                       Wholesale     Footwear &                      Other &
                                         Apparel    Accessories         Retail  Eliminations  Consolidated

For the quarter ended July 2, 2000
  Revenues from external customers       $ 441.4        $ 191.6        $ 268.1       $  5.5       $  906.6
  Intersegment revenues                     20.5           28.8              -        (49.3)             -
                                       -------------------------------------------------------------------
    Total revenues                         461.9          220.4          268.1        (43.8)         906.6
                                       -------------------------------------------------------------------

  Segment income                         $  57.0        $  51.8        $  28.3       $ (9.7)         127.4
                                        ===================================================
  Amortization of goodwill                                                                            (9.2)
  Net interest expense                                                                               (25.7)
                                                                                                  --------
  Income before provision for
    income taxes                                                                                  $   92.5
                                                                                                  ========

For the quarter ended July 4, 1999
  Revenues from external customers       $ 376.0         $ 53.7         $ 76.2        $ 4.5       $  510.4
  Intersegment revenues                     16.1            8.0              -        (24.1)             -
                                       -------------------------------------------------------------------
  Total revenues                           392.1           61.7           76.2        (19.6)         510.4
                                       -------------------------------------------------------------------

  Segment income                         $  63.2         $  5.4         $  6.4        $(9.1)          65.9
                                        ===================================================
  Amortization of goodwill                                                                            (3.8)
  Net interest expense                                                                                (9.8)
                                                                                                  --------
  Income before provision for
    income taxes                                                                                  $   52.3
                                                                                                  ========

For the six months ended July 2, 2000
  Revenues from external customers      $1,036.6        $ 437.4        $ 504.6       $ 10.4       $1,989.0
  Intersegment revenues                     46.9           61.9              -       (108.8)             -
                                       -------------------------------------------------------------------
  Total revenues                         1,083.5          499.3          504.6        (98.4)       1,989.0
                                       -------------------------------------------------------------------

  Segment income                         $ 172.8        $ 108.8         $ 22.7      $ (24.5)         279.8
                                        ===================================================
  Amortization of goodwill                                                                           (17.8)
  Net interest expense                                                                               (51.8)
                                                                                                  --------
  Income before provision for
    income taxes                                                                                  $  210.2
                                                                                                  ========

For the six months ended July 4, 1999
  Revenues from external customers      $  918.2        $  53.7        $ 108.9      $   8.7       $1,089.5
  Intersegment revenues                     44.3            8.0              -        (52.3)             -
                                       -------------------------------------------------------------------
  Total revenues                           962.5           61.7          108.9        (43.6)       1,089.5
                                       -------------------------------------------------------------------

  Segment income                        $  171.7        $   5.4        $   7.6      $ (20.2)         164.5
                                        ===================================================

  Amortization of goodwill                                                                            (6.5)
  Net interest expense                                                                               (16.5)
                                                                                                  --------
  Income before provision for
    income taxes                                                                                  $  141.5
                                                                                                  ========


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

    The following summarized financial information represents the results of Jones USA and Nine West. Separate financial statements and other disclosures concerning Jones USA, Nine West and Jones Holdings are not presented, because management has determined that such information is not material to the holders of the outstanding debt.

                                                                         Other and
(In millions)                                 Jones USA    Nine West  Eliminations  Consolidated

On or for the six months ended July 2, 2000:

  Current assets                              $ 1,413.5    $   529.9      $ (720.8)    $ 1,222.6
  Noncurrent assets                               156.4      1,049.3         544.5       1,750.2
  Current liabilities                             863.8        452.8        (509.8)        806.8
  Noncurrent liabilities                          707.1        177.2           2.6         886.9

  Total revenues                                  721.3        879.9         387.8       1,989.0
  Gross profit                                    270.0        408.5         138.2         816.7
  Operating income                                 94.1        108.9          59.0         262.0
  Net income                                       25.6         58.4          42.1         126.1

On or for the six months ended July 4, 1999:

  Current assets                              $ 1,053.4      $ 633.9      $ (430.2)    $ 1,257.1
  Noncurrent assets                               154.8      1,018.4         438.7       1,611.9
  Current liabilities                             500.7        323.7        (244.8)        579.6
  Noncurrent liabilities                          707.4        443.6           4.2       1,155.2

  Total revenues                                  650.0         89.5         350.0       1,089.5
  Gross profit                                    238.4         31.7         144.2         414.3
  Operating income                                 83.4          2.3          72.3         158.0
  Net income                                       38.9            -          47.4          86.3


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    The following discussion provides information and analysis of the Company's results of operations for the quarterly and six month periods ended July 2, 2000 and July 4, 1999, respectively, and its liquidity and capital resources. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere herein.

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

Results of Operations

Statements of Income Expressed as a Percentage of Total Revenues

                                         Quarter Ended           Six Months Ended
                                   July 2, 2000 July 4, 1999 July 2, 2000 July 4, 1999

  Net sales                               99.4%        99.1%        99.5%        99.2%
  Licensing income (net)                   0.6%         0.9%         0.5%         0.8%
                                         ------       ------       ------       ------
    Total revenues                       100.0%       100.0%       100.0%       100.0%
  Cost of goods sold                      58.2%        59.5%        58.9%        61.4%
                                         ------       ------       ------       ------
  Gross profit before purchase
    accounting adjustments                41.8%        40.5%        41.1%        38.6%
  Purchase accounting adjustments            -          1.3%           -          0.6%
                                         ------       ------       ------       ------
    Gross profit                          41.8%        39.2%        41.1%        38.0%
  Selling, general and
    administrative expenses               27.7%        26.3%        27.0%        22.9%
  Amortization of goodwill                 1.0%         0.7%         0.9%         0.6%
                                         ------       ------       ------       ------
    Operating income                      13.0%        12.2%        13.2%        14.5%
  Net interest expense                     2.8%         1.9%         2.6%         1.5%
                                         ------       ------       ------       ------
  Income before provision for
    income taxes                          10.2%        10.2%        10.6%        13.0%
  Provision for income taxes               4.1%         4.0%         4.2%         5.1%
                                         ------       ------       ------       ------
    Net income                             6.1%         6.2%         6.3%         7.9%
                                         ======       ======       ======       ======

    Totals may not agree due to rounding.

Quarter Ended July 2, 2000 Compared to Quarter Ended July 4, 1999

   Revenues. Total revenues for the 13 weeks ended July 2, 2000 (hereinafter referred to as the "second quarter of 2000") increased 77.6%, or $396.2 million, to $906.6 million, compared to $510.4 million for the 13 weeks ended July 4, 1999 (hereinafter referred to as the "second quarter of 1999"). The revenue growth resulted primarily from the net sales of product lines added as a result of the Nine West acquisition ($335.1 million of the increase). The breakdown of total revenues for both periods is as follows:


                                Second   Second
                               Quarter  Quarter          Percent
(in millions)                  of 2000  of 1999 Increase  Change

  Wholesale apparel             $441.4   $376.0   $ 65.4   17.4%
  Wholesale footwear
    and accessories              191.6     53.7    137.9  256.8%
  Retail                         268.1     76.2    191.9  251.8%
  Other                            5.5      4.5      1.0   22.2%
                                --------------------------------
  Total revenues                $906.6   $510.4   $396.2   77.6%
                                ================================

    Wholesale apparel revenues increased primarily as a result of increases in shipments of Lauren by Ralph Lauren, Ralph by Ralph Lauren and Polo Jeans Company products, partially offset by planned lower shipments of Rena Rowan products. The increases in wholesale footwear and accessories and retail revenues are the result of the acquisition of Nine West.

   Gross Profit. The gross profit margin increased to 41.8% in the second quarter of 2000 compared to 39.2% in the second quarter of 1999, primarily due to proportionally higher retail sales (attributable to the Nine West acquisition) in the second quarter of 2000. Gross profit was negatively impacted during the second quarter of 1999 by a $6.5 million writeoff of adjustments required under purchase accounting to mark up acquired Nine West inventory to market value upon acquisition; without this charge, the gross profit margin for the second quarter of 1999 would have been 40.5%. Wholesale apparel gross profit margins decreased to 33.5% in the second quarter of 2000 compared to 38.4% in the second quarter of 1999, resulting from higher shipments of off-price goods in the second quarter of 2000 than in the prior year. Retail gross profit margins increased to 55.2% from 50.5%, primarily due to the acquisition of Nine West.

   Selling, general and administrative ("SG&A") expenses. SG&A expenses of $251.5 million in the second quarter of 2000 represented an increase of $117.4 million over the second quarter of 1999. As a percentage of total revenues, SG&A expenses increased to 27.7% in the second quarter of 2000 from 26.3% for the comparable period in 1999. Nine West accounted for $109.2 million of the increase, with the remainder primarily due to increased royalty expenses.

    Operating Income. The resulting second quarter of 2000 operating income of $118.2 million increased 90.3%, or $56.1 million, over the $62.1 million for the second quarter of 1999. The operating margin increased to 13.0% in the second quarter of 2000 from 12.2% in the second quarter of 1999, due to the factors discussed above partially offset by the amortization of goodwill resulting from the Nine West acquisition.

   Net Interest Expense. Net interest expense was $25.7 million in the second quarter of 2000 compared to $9.8 million in the comparable period of 1999, primarily as a result of the debt incurred to finance the Nine West acquisition and repurchase treasury shares during the first six months of 2000.

   Provision for Income Taxes. The effective income tax rate was 40.0% for the second quarter of 2000 compared to 39.0% for the second quarter of 1999. The increase was primarily due to the nondeductibility of the additional goodwill amortization in the second quarter of 2000.

   Net Income. Net income increased 74.0% to $55.5 million in the second quarter of 2000, an increase of $23.6 million over the net income of $31.9 million earned in the second quarter of 1999. Net income


as a percentage of total revenues was 6.1% in the second quarter of 2000 and 6.2% in the second quarter of 1999. Excluding the amortization of goodwill, net income for the second quarters of 2000 and 1999 would have been $64.7 million and $35.7 million, respectively ($0.53 and $0.32 per diluted share, respectively).

Six Months Ended July 2, 2000 Compared to Six Months Ended July 4, 1999

   Revenues. Total revenues for the 26 weeks ended July 2, 2000 (hereinafter referred to as the "first six months of 2000") increased 82.6%, or $0.9 billion, to $2.0 billion, compared to $1.1 billion for the 26 weeks ended July 4, 1999 (hereinafter referred to as the "first six months of 1999"). The revenue growth resulted primarily from the net sales of product lines added as a result of the Nine West acquisition ($790.4 million of the increase). The breakdown of total revenues for both periods is as follows:

                                 First      First
                            Six Months Six Months          Percent
(in millions)                  of 2000    of 1999 Increase  Change

  Wholesale apparel           $1,036.6   $  918.2   $118.4   12.9%
  Wholesale footwear
    and accessories              437.4       53.7    383.7  714.5%
  Retail                         504.6      108.9    395.7  363.4%
  Other                           10.4        8.7      1.7   19.5%
                              ------------------------------------
  Total revenues              $1,989.0   $1,089.5   $899.5   82.6%
                              ====================================

    Wholesale apparel revenues increased primarily as a result of increases in shipments of Lauren by Ralph Lauren, Ralph by Ralph Lauren and Polo Jeans Company products, partially offset by planned lower shipments of Jones New York and Rena Rowan products. The increases in wholesale footwear and accessories and retail revenues are the result of the acquisition of Nine West.

   Gross Profit. The gross profit margin increased to 41.1% in the first six months of 2000 compared to 38.0% in the first six months of 1999, primarily due to proportionally higher retail sales (attributable to the Nine West acquisition) in the first six months of 2000. Gross profit was negatively impacted during the first six months of 1999 by a $6.5 million writeoff of adjustments required under purchase accounting to mark up acquired Nine West inventory to market value upon acquisition; without this charge, the gross profit margin for the first six months of 1999 would have been 38.6%. Wholesale apparel gross profit margins decreased to 35.8% in the first six months of 2000 compared to 36.9% in the first six months of 1999, resulting from higher shipments of off-price goods in the second quarter of 2000 than in the prior year. Retail gross profit margins increased to 52.5% from 51.5%, primarily due to the acquisition of Nine West.

   Selling, general and administrative expenses. SG&A expenses of $536.9 million in the first six months of 2000 represented an increase of $287.1 million over the first six months of 1999. As a percentage of total revenues, SG&A expenses increased to 27.0% in the first six months of 2000 from 22.9% for the comparable period in 1999. Nine West accounted for $259.8 million of the increase, with the remainder primarily due to increased royalty expenses.

   Operating Income. The resulting first six months of 2000 operating income of $262.0 million increased 65.8%, or $104.0 million, over the $158.0 million for the first six months of 1999. The


operating margin decreased to 13.2% in the first six months of 2000 from 14.5% in the first six months of 1999, due to the factors discussed above and the amortization of goodwill resulting from the Nine West acquisition.

   Net Interest Expense. Net interest expense was $51.8 million in the first six months of 2000 compared to $16.5 million in the comparable period of 1999, primarily as a result of the debt incurred to finance the Nine West acquisition and repurchase treasury shares during the first six months of 2000.

    Provision for Income Taxes. The effective income tax rate was 40.0% for the first six months of 2000 compared to 39.0% for the first six months of 1999. The increase was primarily due to the nondeductibility of the additional goodwill amortization in the first six months of 2000.

   Net Income. Net income increased 46.1% to $126.1 million in the first six months of 2000, an increase of $39.8 million over the net income of $86.3 million earned in the first six months of 1999. Net income as a percentage of total revenues was 6.3% in the first six months of 2000 and 7.9% in the first six months of 1999. Excluding the amortization of goodwill, net income for the first six months of 2000 and 1999 would have been $143.9 million and $92.8 million, respectively ($1.18 and $0.84 per diluted share, respectively).

Liquidity and Capital Resources

    The Company's principal capital requirements have been to fund acquisitions, working capital needs, capital expenditures and repurchases of the Company's common stock on the open market. The Company has historically relied primarily on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance its operations and expansion.

   Cash Provided by Operations. Operating activities provided $28.1 million of cash in the first six months of 2000 and $55.2 million in the first six months of 1999. The change from the first six months of 2000 over the prior period was primarily due to a higher increase in accounts receivable, including a $67.0 million payment in the first quarter of 2000 to discontinue Nine West's five-year Receivables Facility (see below), offset by higher net income before depreciation and amortization.

   Cash Used in Investing Activities. Investing activities used $85.0 million during the first six months of 2000, compared to $470.1 million during the first six months of 1999. Excluding $433.5 million in cash paid to acquire Nine West in the second quarter of 1999, investing activities used $48.4 million more in the first six months of 2000 than in the first six months of 1999, primarily due to a higher level of capital expenditures, the acquisition of the Canadian licenses for several Polo Ralph Lauren brands (including eight retail stores, related inventory and other assets) and $18.5 million in loans made to company officers, of which $18.0 million was loaned to the Company's Chairman and Chief Executive Officer for his purchase of a residence in New York City. The loan, which will replace an arrangement under which the Chairman has been provided the use of a Company-owned apartment, is secured by the residence and bears interest at the applicable federal rate under IRS regulations.  Total capital expenditures for 2000 are expected to be approximately $60.0 million.

   Cash Provided by Financing Activities. Financing activities provided $61.9 million of cash in the first six months of 2000, compared to $331.5 million in the first six months of 1999. Proceeds from higher borrowings under the Company's long-term credit facilities in the first six months of 2000 were primarily used to purchase treasury stock. The first six months of 1999 included $286.5 million related to the issuance of various Senior Notes used for the acquisition of Nine West and the repurchase of a portion of Nine West's outstanding Senior Subordinated Notes.


    The Company repurchased $121.9 million of its common stock on the open market during the first six months of 2000. As of July 2, 2000, a total of $356.9 million has been expended under announced programs to acquire up to $500.0 million of such shares. The Company may authorize additional share repurchases in the future depending on, among other things, market conditions and the Company's financial condition. Proceeds from the issuance of common stock to employees exercising stock options amounted to $8.7 million and $9.9 million in the first six months of 2000 and 1999, respectively.

   Liquidity. The terms of the acquisition agreement for Sun require the Company to pay the former Sun shareholders additional consideration of $2.00 for each $1.00 of Sun's earnings before interest and taxes (as defined in the merger agreement) for each of the years 1998 through 2001 that exceeds certain targeted levels. This additional consideration is to be paid 59% in cash and 41% in the Company's common stock, the value of which will be determined by the prices at which the common stock trades in a defined period preceding delivery in each year. On April 5, 2000, the Company paid $26.6 million in cash and issued 669,323 shares of common stock (valued at $18.3 million) as additional consideration for the Sun acquisition related to 1999 earnings, which was recorded as additional goodwill in the second quarter of 2000.

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

    At July 2, 2000, the Company had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.45 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for a $750.0 million 364-Day Revolving Credit Facility (increased from $500.0 million during the second quarter of 2000) and a $700.0 million Five-Year Revolving Credit Facility. At July 2, 2000, $322.3 million was outstanding under the 364-Day Revolving Credit Facility (comprised of $278.5 million in outstanding letters of credit and $43.8 million in cash borrowings) and $375.0 million in cash borrowings was outstanding under the Company's Five-Year Revolving Credit Facility. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require the Company to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on the Company's ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers, and pay dividends.

    The Company also has a total of approximately $49.0 million of unsecured foreign lines of credit in Europe, Australia and Canada, under which $18.8 million was outstanding at July 2, 2000.

    On July 31, 2000, the Company purchased 100% of the outstanding securities of Victoria + Co Ltd., a privately-held corporation ("Victoria"). Victoria is a leading designer and marketer of branded and private label costume jewelry. The total purchase price was $93.7 million, including $16.7 in cash payments (of which $2.0 million is payable in 2002) and the assumption of $77.0 of Victoria's funded debt and accrued interest. This funded debt was refinanced by the Company through its existing credit facilities. In addition, the stockholders of Victoria are entitled to receive future payments in the form of cash and common stock of the Company if certain earnings targets are met in 2001, 2002 and 2003.


    The Company believes that funds generated by operations, the Senior Credit Facilities and the foreign lines of credit will provide the financial resources sufficient to meet its foreseeable working capital, letter of credit, capital expenditure and stock repurchase requirements and any ongoing obligations to the former Sun and Victoria shareholders.

NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for all fiscal years beginning after June 15, 2000. The Company is currently reviewing SFAS No. 133 (as amended) and is not yet able to fully evaluate the impact, if any, it may have on future operating results or financial statement disclosures.

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

    The Company employs an interest rate hedging strategy utilizing swaps to effectively float a portion of its interest rate exposure on its fixed rate financing arrangements. The primary interest rate exposures on floating rate financing arrangements are with respect to United States, Canada, United Kingdom and Australian short-term local currency rates. The Company had approximately $1.5 billion in variable rate financing arrangements at July 2, 2000. Other than the interest rate swaps, there were no outstanding derivative financial contracts at July 2, 2000.

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

    The agreement with the States resolves ongoing investigations and a parens patriae action brought on behalf of consumers in the United States District Court for the Southern District of New York in White Plains. The settlement consists of injunctive relief in the form of a consent decree which specifies the manner in which Nine West may implement its resale pricing policies with its retailer customers, along with a payment of $34.0 million which will be used to benefit consumers. The settlement agreement received preliminary court approval on June 2, 2000. The States have begun


notifying the class members of the settlement of the action. A hearing is scheduled for December 14, 2000, at which time the court will hear any objection to the settlement and will decide whether to give the agreement final approval.

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

Item 4. Submission of Matters to a Vote of Security Holders

    The 1999 Annual Meeting of Stockholders was held on May 24, 2000. The proposals submitted to the vote of the stockholders and the results of the votes were as follows:

                                                                                Broker
                                       For     Against  Withheld    Abstain  Non-votes

Election of Directors
  Sidney Kimmel                112,305,915           *   750,254         *           -
  Jackwyn Nemerov              112,311,824           *   744,345         *           -
  Irwin Samelman               112,300,265           *   755,904         *           -
  Geraldine Stutz              112,548,926           *   507,243         *           -
  Howard Gittis                112,495,126           *   561,043         *           -
  Eric A. Rothfeld             112,558,904           *   497,265         *           -

Ratification of the Selection
  of BDO Seidman, LLP as the
  Independent Certified
  Public Accountants           112,997,819      34,625         *    23,725           -

Approval of Amendments to
  the 1999 Stock Option Plan    86,793,892  26,107,570         *   154,707           -

____________________
*Not Applicable

Item 5. Other information

Statement Regarding Forward-looking Disclosure

    This Report includes, and incorporates by reference, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding the Company's expected financial position, business and financing plans are forward-looking statements. The words "believes," "expects," "plans," "intends," "anticipates" and similar expressions identify forward-looking statements. Forward-looking statements also include representations of the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of national and regional economic conditions, the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, customer acceptance of both new designs and newly-introduced product lines, financial


difficulties encountered by customers, the effects of vigorous competition in the markets in which the Company operates, the integration of Nine West, Sun, Victoria or other acquired businesses into the Company's existing operations, the termination or non-renewal of the licenses with Polo Ralph Lauren Corporation, the Company's extensive foreign operations and manufacturing, pending litigation and investigations, the failure of customers or suppliers to achieve Year 2000 compliance, changes in the costs of raw materials, labor and advertising, and the Company's ability to secure and protect trademarks and other intellectual property rights. All statements other than statements of historical facts included in this Report, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Report in conjunction with the forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

See Index to Exhibits.

(b) Reports on Form 8-K

During the quarter ended July 2, 2000, the Company filed the following two Current Reports on Form 8-K with the Securities and Exchange Commission:

(1) A Current Report on Form 8-K, dated June 2, 2000, announcing the preliminary approval by the United States District Court for the Southern District of New York in White Plains to the previously-announced antitrust settlement agreement by the Company and Nine West, with the Attorneys General of the 50 States, the District of Columbia, Puerto Rico, the Virgin Islands, American Samoa, the Northern Mariana Islands and Guam.

(2) A Current Report on Form 8-K, dated June 12, 2000, announcing the Company's signing of a letter of intent on that date to purchase 100% of the issued and outstanding capital stock of Victoria.


SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JONES APPAREL GROUP, INC.
(Registrant)

Date: August 10, 2000

By /s/ Sidney Kimmel
SIDNEY KIMMEL
Chief Executive Officer

By /s/ Wesley R. Card
WESLEY R. CARD
Chief Financial Officer

INDEX TO EXHIBITS

Number   Description

2.1*     Securities Purchase and Sale Agreement dated as of July 31, 2000, by and among the Company, Jones Apparel Group Holdings, Inc., Victoria + Co Ltd.
         and the Shareholders and Warrantholders of Victoria + Co Ltd.

10.1*    Third Amended and Restated 364-Day Credit Agreement dated as of June 13,
         2000, by and among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein, Chase Securities Inc.
         and Salomon Smith Barney Inc., as Joint Lead Arrangers, First Union National
         Bank, as Administrative Agent, and The Chase Manhattan Bank and Citibank,
         N.A., as Syndication Agents.

10.2     Jones Apparel Group, Inc. 1999 Stock Incentive Plan (incorporated by reference to Annex A of the Company's Proxy Statement for the Company's
         2000 Annual Meeting of Stockholders).

27*      Financial Data Schedule (filed only electronically).

________

* Filed herewith.