Form 10-Q
period 2000-10-01
JONES APPAREL GROUP INC
filed 2000-11-13
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock $.01 par value	Outstanding at November 8, 2000 119,322,876


JONES APPAREL GROUP, INC.

Index                                                                 Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets
           October 1, 2000 and December 31, 1999........................  3
        Consolidated Statements of Income
           Quarters and Nine Months ended October 1, 2000
           and October 3, 1999..........................................  4
        Consolidated Statements of Stockholders' Equity
           Nine Months ended October 1, 2000 and October 3, 1999........  5
        Consolidated Statements of Cash Flows
           Nine Months ended October 1, 2000 and October 3, 1999........  6

        Notes to Consolidated Financial Statements......................  7

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

Item 1. Financial Statements

Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in millions except per share data)

                                                      October 1, 2000   December 31, 1999
                                                           (Unaudited)

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                  $   53.3            $   47.0
  Accounts receivable, net of allowance
    for doubtful accounts of $14.7 and $26.6                    645.3               271.1
  Inventories                                                   580.9               619.6
  Prepaid and refundable income taxes                               -                34.5
  Deferred taxes                                                 59.9                98.9
  Prepaid expenses and other current assets                      56.3                59.5
                                                             --------            --------
TOTAL CURRENT ASSETS                                          1,395.7             1,130.6

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated
  depreciation and amortization                                 228.2               239.8
GOODWILL, less accumulated amortization                       1,112.1               989.9
OTHER INTANGIBLES, at cost, less accumulated amortization       345.0               345.4
OTHER ASSETS                                                    134.9                86.3
                                                             --------            --------
                                                             $3,215.9            $2,792.0
                                                             ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt and current portion of long-term
    debt and capital lease obligations                       $  787.0            $  266.9
  Accounts payable                                              212.8               205.1
  Accrued restructuring costs                                    40.9                61.1
  Accrued employee compensation                                  36.7                34.1
  Taxes payable                                                  27.7                   -
  Accrued expenses and other current liabilities                115.3                94.2
                                                             --------            --------
  TOTAL CURRENT LIABILITIES                                   1,220.4               661.4
                                                             --------            --------
NONCURRENT LIABILITIES:
  Long-term debt                                                544.5               801.5
  Obligations under capital leases                               30.2                32.7
  Other                                                          30.3                55.4
                                                             --------            --------
  TOTAL NONCURRENT LIABILITIES                                  605.0               889.6
                                                             --------            --------
  TOTAL LIABILITIES                                           1,825.4             1,551.0
                                                             --------            --------
COMMITMENTS AND CONTINGENCIES                                       -                   -

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value - shares
    authorized 1.0; none issued                                     -                   -
  Common stock, $.01 par value - shares authorized 200.0;
    issued 136.3 and 134.6                                        1.4                 1.4
  Additional paid-in capital                                    728.6               693.0
  Retained earnings                                           1,020.6               782.2
  Accumulated other comprehensive income                         (2.2)                0.3
                                                             --------            --------
                                                              1,748.4             1,476.9
  Less treasury stock, 17.5 and 12.0 shares, at cost           (357.9)             (235.9)
                                                             --------            --------
  TOTAL STOCKHOLDERS' EQUITY                                  1,390.5             1,241.0
                                                             --------            --------
                                                             $3,215.9            $2,792.0
                                                             ========            ========

See accompanying notes to consolidated financial statements


Jones Apparel Group, Inc.
Consolidated Statements of Income (Unaudited)
(All amounts in millions except per share data)

                                   Quarter Ended                   Nine Months Ended
                          October 1, 2000  October 3, 1999  October 1, 2000  October 3, 1999

Net sales                        $1,185.6         $1,139.4         $3,164.2         $2,220.1
Licensing income (net)                5.9              7.3             16.3             16.0
                                 --------         --------         --------         --------
Total revenues                    1,191.5          1,146.7          3,180.5          2,236.1
Cost of goods sold                  700.6            668.2          1,872.8          1,336.9
Purchase accounting adjustments
  to cost of goods sold (1)           2.1             39.1              2.1             45.6
                                 --------         --------         --------         --------
Gross profit                        488.8            439.4          1,305.6            853.6

Selling, general and
  administrative expenses           266.4            280.2            803.3            530.0
Amortization of goodwill              9.6              7.2             27.4             13.7
                                 --------         --------         --------         --------
Operating income                    212.8            152.0            474.9            309.9
Interest income                       0.7              0.4              1.3              2.5
Interest expense and
  financing costs                   (26.4)           (25.2)           (78.8)           (43.8)
                                 --------         --------         --------         --------
Income before provision
  for income taxes                  187.1            127.2            397.4            268.6
Provision for income taxes           74.8             52.2            159.0            107.3
                                 --------         --------         --------         --------
Net income                       $  112.3         $   75.0         $  238.4         $  161.3
                                 ========         ========         ========         ========

Earnings per share
    Basic                           $0.95            $0.61            $2.00            $1.45
    Diluted                         $0.93            $0.59            $1.96            $1.40

Weighted average common
  shares and share
  equivalents outstanding
    Basic                           118.7            122.4            118.9            111.4
    Diluted                         121.3            126.3            121.6            115.4

See accompanying notes to consolidated financial statements

(1) Reflects a non-cash increase in cost of goods sold attributable to the fair value of inventory over cost, recorded as a result of the acquisition of Nine West Group Inc. in 1999 and Victoria + Co Ltd. in 2000 as required by the purchase method of accounting.


Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)
(All amounts in millions)

                                      Total                              Accumulated
                                     stock-        Additional                  other
                                   holders' Common    paid-in Retained comprehensive  Treasury
                                     equity  stock    capital earnings        income     stock

Balance, January 1, 1999:          $  594.4  $ 1.2    $ 234.8  $ 593.8        $ (2.3) $ (233.1)

Nine Months ended October 3, 1999:
  Comprehensive income:
    Net income                        161.3      -          -    161.3             -         -
    Foreign currency
      translation adjustments           2.2      -          -        -           2.2         -
                                      -----
    Total comprehensive income        163.5
                                      -----
Amortization of deferred
  compensation in connection
  with executive stock options          0.1      -        0.1        -             -         -
Exercise of stock options              11.5      -       11.5        -             -         -
Tax benefit derived from
  exercise of stock options             7.5      -        7.5        -             -         -
Stock issued as additional
  consideration for acquisition
  of Sun Apparel, Inc.                 14.3      -       14.3        -             -         -
Treasury stock acquired                (0.8)     -          -        -             -      (0.8)
Stock and options issued for
  acquisition of Nine West Group
  Inc. net of issuance costs          421.6    0.1      421.5        -             -         -
Other                                  (0.2)     -       (0.2)       -             -         -
                                   -----------------------------------------------------------
Balance, October 3, 1999           $1,211.9  $ 1.3    $ 689.5  $ 755.1        $ (0.1) $ (233.9)
                                   ===========================================================

Balance, January 1, 2000:          $1,241.0  $ 1.4    $ 693.0  $ 782.2        $  0.3  $ (235.9)

Nine Months ended October 1, 2000:
  Comprehensive income:
    Net income                        238.4      -          -    238.4             -         -
    Foreign currency
      translation adjustments          (2.5)     -          -        -          (2.5)        -
                                      -----
    Total comprehensive income        235.9
                                      -----
Amortization of deferred
  compensation in connection
  with executive stock options          1.1      -        1.1        -             -         -
Exercise of stock options              10.8      -       10.9        -             -      (0.1)
Tax benefit derived from
  exercise of stock options             5.3      -        5.3        -             -         -
Treasury stock acquired              (121.9)     -          -        -             -    (121.9)
Stock issued as additional
  consideration for acquisition
  of Sun Apparel, Inc.                 18.3      -       18.3        -             -         -
                                   -----------------------------------------------------------
Balance, October 1, 2000           $1,390.5  $ 1.4    $ 728.6 $1,020.6        $ (2.2) $ (357.9)
                                   ===========================================================

See accompanying notes to consolidated financial statements


Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(All amounts in millions)

                                                             Nine Months Ended
                                                      October 1, 2000  October 3, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $ 238.4          $ 161.3
                                                               ------           ------
Adjustments to reconcile net income to net cash used
  in operating activities, net of acquisitions:
    Amortization of goodwill                                     27.4             13.7
    Depreciation and other amortization                          54.8             33.2
    Provision for losses on accounts receivable                   0.9              5.9
    Deferred taxes                                               62.9             10.2
    Other                                                        (3.5)             0.8
  Decrease (increase) in:
    Accounts receivable, including a $67.0 payment
      in 2000 to terminate Nine West's accounts
      receivable securitization program                        (377.8)          (249.9)
    Inventories                                                  49.0             16.8
    Prepaid and refundable income taxes                          34.5                -
    Prepaid expenses and other current assets                     4.2             30.9
    Other assets                                                 (2.4)            (2.0)
  Increase (decrease) in:
    Accounts payable                                             (0.1)            78.8
    Taxes payable                                                28.9              6.3
    Accrued expenses and other current liabilities              (78.5)           (48.5)
                                                               ------           ------
    Total adjustments                                          (199.7)          (103.8)
                                                               ------           ------
    Net cash provided by operating activities                    38.7             57.5
                                                               ------           ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                          (33.5)           (19.5)
  Loans to officers                                             (19.5)               -
  Acquisition of Canadian Polo Ralph Lauren
    licenses and related assets                                 (15.0)               -
  Acquisition of Nine West Group Inc. net of
    cash acquired                                                (0.1)          (433.8)
  Acquisition of Victoria + Co Ltd. net of cash acquired        (13.8)               -
  Additional consideration paid for acquisition of
    Sun Apparel, Inc.                                           (26.6)           (20.1)
  Acquisition of intangibles                                     (1.9)           (28.4)
  Other                                                          (2.2)             5.3
                                                               ------           ------
  Net cash used in investing activities                        (112.6)          (496.5)
                                                               ------           ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of 7.5% Senior Notes, net of discount                    -            173.5
  Issuance of 7.875% Senior Notes, net of discount                  -            222.8
  Debt issuance costs                                               -             (5.6)
  Repurchase of Nine West Senior Notes                              -           (344.0)
  Premiums paid on repurchase of Nine West Senior Notes             -            (12.9)
  Net borrowings under long-term credit facilities              262.6            305.7
  Refinancing of acquired Victoria + Co Ltd. debt               (71.0)               -
  Principal payments on capital leases                           (3.2)            (3.3)
  Purchases of treasury stock                                  (121.9)            (0.8)
  Proceeds from exercise of stock options                        10.8             11.5
  Other                                                             -             (0.2)
                                                               ------           ------
  Net cash provided by financing activities                      77.3            346.7
                                                               ------           ------
EFFECT OF EXCHANGE RATES ON CASH                                  2.9             (0.2)
                                                               ------           ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              6.3            (92.5)
CASH AND CASH EQUIVALENTS, BEGINNING                             47.0            129.0
                                                               ------           ------
CASH AND CASH EQUIVALENTS, ENDING                             $  53.3          $  36.5
                                                               ======           ======

See accompanying notes to consolidated financial statements


JONES APPAREL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Jones Apparel Group, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). The financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") for interim financial information and in accordance with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the footnotes therein included within the Company's Annual Report on Form 10-K. As used in this Report, "Sun," "Nine West" and "Victoria" refer to the Company's wholly-owned subsidiaries Sun Apparel, Inc., Nine West Group Inc. (acquired June 15, 1999) and Victoria + Co Ltd. (acquired July 31, 2000), respectively. The results of Nine West and Victoria are included in the Company's operating results from the date of acquisition and, therefore, the Company's operating results for the periods presented are not comparable.

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

                               Balance at        Net                Balance at
   (in millions)            December 31, 1999 Additions Utilized October 1, 2000
   Severance and other
     employee costs              $ 26.7        $ 13.5    $ 21.7       $ 18.5
   Closing of retail stores        15.0         (10.2)        -          4.8
   Consolidation of facilities     14.4           3.4       3.8         14.0
   Other                            5.0          (0.2)      1.2          3.6
                                 ------        ------    ------       ------
   Total                         $ 61.1        $  6.5    $ 26.7       $ 40.9
                                 ======        ======    ======       ======

    Estimated severance payments and other employee costs of $18.5 million accrued at October 1, 2000 relate to the remaining estimated severance for approximately 1,100 employees at locations to be closed, costs associated with employees transferring to continuing offices and other related costs. Employee groups affected (totaling an estimated 4,100 employees) include retail sales personnel at closed store locations, accounting, administrative, customer service and management personnel at


closed facilities, manufacturing and production personnel at closed plant locations and duplicate corporate headquarters management and administrative personnel. During the nine months ended October 1, 2000, payments of $21.7 million to approximately 3,010 employees were made and charged against the reserve.

    Accrued liabilities for the closing of Nine West retail stores of $4.8 million at October 1, 2000 relate primarily to lease obligations and other closing costs for the remaining 62 stores to be closed after October 1, 2000 from the approximately 250 stores originally identified to be closed.

    The $14.0 million accrued at October 1, 2000 for the consolidation of facilities relate primarily to expected costs to be incurred, including lease obligations, for closing certain Nine West facilities in connection with consolidating their operations into other existing Company facilities.

    The Company's plans have not been finalized in all areas, and additional restructuring costs may result as the Company continues to evaluate and assess the impact of underperforming retail locations and international operations. Any additional costs relating to Nine West or Sun will be charged to operations in the period in which they occur.

INVENTORIES

Inventories are summarized as follows (in millions):

                           October 1, 2000   December 31, 1999
     Raw materials             $ 31.5             $ 25.6
     Work in process             55.4               42.5
     Finished goods             494.0              551.5
                               ------             ------
                               $580.9             $619.6
                               ======             ======

ACQUISITIONS

    On July 31, 2000, the Company purchased 100% of the outstanding securities of Victoria, a privately-held corporation. Victoria is a leading designer and marketer of branded and private label costume jewelry. The total purchase price was $93.8 million, including $16.8 in cash payments (of which $2.0 million is payable in 2002) and the assumption of $77.0 of Victoria's funded debt and accrued interest. This funded debt was refinanced by the Company through its existing credit facilities. In addition, the stockholders of Victoria are entitled to receive future payments in the form of cash and common stock of the Company if certain earnings targets are met in 2001, 2002 and 2003.

    The acquisition has been accounted for under the purchase method of accounting for business combinations. Accordingly, the consolidated financial statements include the results of operations of Victoria from the acquisition date. The purchase price was allocated to Victoria's assets and liabilities, tangible and intangible, with the excess of the purchase price over the fair value of the net assets acquired of approximately $55.9 million being amortized on a straight-line basis over 30 years. The excess purchase price over the fair market value of the underlying net assets was allocated to goodwill and property based on preliminary estimates of fair values and is subject to further adjustments,


including any that may result from the completion of an appraisal of the acquired intangible assets, which is currently in progress.

    The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisition had taken place on January 1, 1999. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 1999, or which may result in the future. For comparative purposes, the pro forma amounts for the nine months ended October 3, 1999 include the results of Nine West as if it had also been acquired on January 1, 1999.

Nine Months Ended:                           October 1,  October 3,
                                                  2000        1999

 Total revenues (in millions)                 $3,217.1    $3,093.6
 Net income (in millions)                       $212.0      $157.8
 Basic earnings per common share                 $1.79       $1.29
 Diluted earnings per common share               $1.75       $1.25

STATEMENT OF CASH FLOWS

Nine Months Ended:                            October 1, October 3,
(In millions)                                      2000       1999
Supplemental disclosures of
  cash flow information:
    Cash paid (received) during the period for:
      Interest                                   $ 78.8     $ 29.1
      Income taxes, net of refunds                 60.5       83.5

Supplemental disclosures of non-cash investing
  and financing activities:
    Equipment acquired through capital lease
      financing                                     1.3        1.6
    Tax benefits related to stock options           5.3        7.5
    Common stock issued as additional
      consideration for the acquisition of Sun     18.3       14.3

Detail of acquisitions:
  Fair value of assets acquired                 $ 129.0   $1,694.0
  Liabilities assumed                            (100.2)    (838.5)
  Common stock and options issued                     -     (421.7)
                                                -------   --------
  Net cash paid for acquisitions                   28.8      433.8
  Cash acquired in acquisitions                     1.0       29.8
                                                -------   --------
  Cash paid for acquisitions                    $  29.8   $  463.6
                                                =======   ========


SEGMENT INFORMATION

    The Company's operations are comprised of three reportable segments: wholesale apparel, wholesale footwear and accessories, and retail. The Company identifies operating segments based on, among other things, the way that the Company's management organizes the components of the Company's business for purposes of allocating resources and assessing performance. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and the Company's own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores, while the retail segment includes retail operations by Company-owned retail stores. The Company defines segment profit as operating income before amortization of goodwill, interest expense and income taxes. Summarized below are the Company's segment revenues and income by reportable segments for the quarters and nine months ended October 1, 2000 and October 3, 1999.

(In millions)                                         Wholesale
                                       Wholesale     Footwear &                      Other &
                                         Apparel    Accessories         Retail  Eliminations  Consolidated

For the quarter ended October 1, 2000
  Revenues from external customers       $ 664.2        $ 272.2        $ 249.2         $ 5.9      $1,191.5
  Intersegment revenues                     29.1           24.9              -         (54.0)            -
                                       -------------------------------------------------------------------
  Total revenues                           693.3          297.1          249.2         (48.1)      1,191.5
                                       -------------------------------------------------------------------

  Segment income                         $ 132.4        $  56.7        $  42.1         $(8.8)        222.4
                                       =====================================================
  Amortization of goodwill                                                                            (9.6)
  Net interest expense                                                                               (25.7)
                                                                                                  --------
  Income before provision for income taxes                                                        $  187.1
                                                                                                  ========

For the quarter ended October 3, 1999
  Revenues from external customers       $ 639.1        $ 224.2        $ 276.2         $ 7.2      $1,146.7
  Intersegment revenues                     30.3           39.0              -         (69.3)            -
                                       -------------------------------------------------------------------
  Total revenues                           669.4          263.2          276.2         (62.1)      1,146.7
                                       -------------------------------------------------------------------

  Segment income                         $ 144.7        $   4.9        $  10.4         $(0.8)        159.2
                                       =====================================================
  Amortization of goodwill                                                                            (7.2)
  Net interest expense                                                                               (24.8)
                                                                                                   -------
  Income before provision for income taxes                                                         $ 127.2
                                                                                                   =======

For the nine months ended October 1, 2000
  Revenues from external customers      $1,700.8        $ 709.6        $ 753.8        $ 16.3      $3,180.5
  Intersegment revenues                     72.7           86.8              -        (159.5)            -
                                      --------------------------------------------------------------------
  Total revenues                         1,773.5          796.4          753.8        (143.2)      3,180.5
                                      --------------------------------------------------------------------

  Segment income                        $  301.8        $ 165.5        $  64.8        $(29.8)        502.3
                                      ======================================================
  Amortization of goodwill                                                                           (27.4)
  Net interest expense                                                                               (77.5)
                                                                                                   -------
  Income before provision for income taxes                                                         $ 397.4
                                                                                                   =======

For the nine months ended October 3, 1999
  Revenues from external customers      $1,557.2       $ 277.9         $ 385.0        $ 16.0      $2,236.1
  Intersegment revenues                     74.7          47.0               -        (121.7)            -
                                      --------------------------------------------------------------------
  Total revenues                         1,631.9         324.9           385.0        (105.7)      2,236.1
                                      --------------------------------------------------------------------

  Segment income                        $  316.5       $  10.2         $  18.0        $(21.1)        323.6
                                      ======================================================
  Amortization of goodwill                                                                           (13.7)
  Net interest expense                                                                               (41.3)
                                                                                                   -------
  Income before provision for income taxes                                                         $ 268.6
                                                                                                   =======


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

                                                                                 Other and
(In millions)                                         Jones USA    Nine West  Eliminations  Consolidated

On or for the nine months ended October 1, 2000:
  Current assets                                      $ 1,318.4     $  529.8      $ (452.5)    $ 1,395.7
  Noncurrent assets                                       430.5      1,038.5         351.2       1,820.2
  Current liabilities                                   1,282.0        408.4        (470.0)      1,220.4
  Noncurrent liabilities                                  439.1        166.2          (0.3)        605.0

  Total revenues                                        1,211.2      1,333.9         635.4       3,180.5
  Gross profit                                            445.8        623.7         236.1       1,305.6
  Operating income                                        171.4        180.8         122.7         474.9
  Net income                                               54.5         99.0          84.9         238.4

On or for the nine months ended October 3, 1999:
  Current assets                                      $ 1,381.5     $  584.3      $ (604.5)    $ 1,361.3
  Noncurrent assets                                       155.3      1,023.9         458.0       1,637.2
  Current liabilities                                     829.5        533.4        (470.3)        829.6
  Noncurrent liabilities                                  707.2        191.6          (4.8)        894.0

  Total revenues                                        1,135.1        549.9         551.1       2,236.1
  Gross profit                                            426.0        198.5         229.1         853.6
  Operating income                                        174.4         13.1         122.4         309.9
  Net income                                               78.9         (3.8)         86.2         161.3

NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 will not have a significant impact on future operating results or financial statement disclosures.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    The following discussion provides information and analysis of the Company's results of operations for the quarterly and nine month periods ended October 1, 2000 and October 3, 1999, respectively, and its liquidity and capital resources. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere herein.

    The Company completed its acquisitions of Nine West on June 15, 1999 and Victoria on July 31, 2000, respectively. The results of operations of Nine West and Victoria are included in the Company's operating results from the date of acquisition. Accordingly, the financial position and results of operations presented and discussed herein are not directly comparable between years.

    The Company operates in three reportable segments: wholesale apparel, wholesale footwear and accessories, and retail.

Results of Operations

Statements of Income Expressed as a Percentage of Total Revenues

                                            Quarter Ended                 Nine Months Ended
                                   October 1, 2000 October 3, 1999 October 1, 2000 October 3, 1999

  Net sales                                  99.5%           99.4%           99.5%           99.3%
  Licensing income (net)                      0.5%            0.6%            0.5%            0.7%
                                            ------          ------          ------          ------
  Total revenues                            100.0%          100.0%          100.0%          100.0%
  Cost of goods sold                         58.8%           58.3%           58.9%           59.8%
                                            ------          ------          ------          ------
  Gross profit before purchase
    accounting adjustments                   41.2%           41.7%           41.1%           40.2%
  Purchase accounting adjustments             0.2%            3.4%            0.1%            2.0%
                                            ------          ------          ------          ------
  Gross profit                               41.0%           38.3%           41.1%           38.2%
  Selling, general and
    administrative expenses                  22.4%           24.4%           25.3%           23.7%
  Amortization of goodwill                    0.8%            0.6%            0.9%            0.6%
                                            ------          ------          ------          ------
  Operating income                           17.9%           13.3%           14.9%           13.9%
  Net interest expense                        2.2%            2.2%            2.4%            1.8%
                                            ------          ------          ------          ------
  Income before provision for
    income taxes                             15.7%           11.1%           12.5%           12.0%
  Provision for income taxes                  6.3%            4.5%            5.0%            4.8%
                                            ------          ------          ------          ------
  Net income                                  9.4%            6.5%            7.5%            7.2%
                                            ======          ======          ======          ======

    Totals may not agree due to rounding.

Quarter Ended October 1, 2000 Compared to Quarter Ended October 3, 1999

    Revenues. Total revenues for the 13 weeks ended October 1, 2000 (hereinafter referred to as the "third quarter of 2000") increased 3.9%, or $44.8 million, to $1.2 billion, compared to $1.1 billion for the 13 weeks ended October 3, 1999 (hereinafter referred to as the "third quarter of 1999").

    The Company has executed a major restructuring across its businesses at Nine West, including the sale of the Nine West Asian and Canadian operations, the sale of the Amalfi brand and the closing of 188 domestic retail stores. Several Nine West footwear brands, including Selby, 9 & Co., Calvin Klein


and Pappagallo, were also discontinued until alternative distribution channels can be established or sales of these brands can be effected. Excluding the impact of these discontinued lines of business, total revenues for the third quarter of 2000 increased by 8.9%, or $95.7 million, over the third quarter of 1999.

                                                                    Total Revenues From
                                Total Revenues                  Continuing Businesses Only

                        Third    Third                        Third    Third
                      Quarter  Quarter Increase/ Percent    Quarter  Quarter Increase/ Percent
  (In millions)       of 2000  of 1999 (Decrease) Change    of 2000  of 1999 (Decrease) Change

  Wholesale apparel    $664.2   $639.0     $25.2    3.9%     $664.2   $639.0     $25.2    3.9%
  Wholesale footwear
    and accessories     272.2    224.2      48.0   21.4%      265.3    195.2      70.1   35.9%
  Retail                249.2    276.2     (27.0)  (9.8%)     237.2    235.4       1.8    0.8%
  Other                   5.9      7.3      (1.4) (19.2%)       5.9      7.3      (1.4) (19.2%)
                     -----------------------------------   -----------------------------------
  Total revenues     $1,191.5 $1,146.7     $44.8    3.9%   $1,172.6 $1,076.9     $95.7    8.9%
                     ===================================   ===================================

    Wholesale apparel revenues increased primarily as a result of increases in shipments of Lauren by Ralph Lauren, Ralph by Ralph Lauren and Polo Jeans Company products and initial shipments of Nine West apparel, partially offset by lower shipments of Jones New York Sport products. The increase in wholesale footwear and accessories was primarily attributable to increases in shipments of Nine West and Easy Spirit products, initial shipments of the newly-launched Jones New York accessories line, and the addition of costume jewelry as a result of the Victoria acquisition ($28.6 million of the increase).

    Gross Profit. The gross profit margin increased to 41.0% in the third quarter of 2000 compared to 38.3% in the third quarter of 1999. Gross profit was negatively impacted during the third quarters of 2000 and 1999 by $2.1 million and $39.1 million, respectively, of writeoffs of adjustments required under purchase accounting to mark up acquired Victoria and Nine West inventory to market value upon acquisition; without this charge, the gross profit margin for the third quarters of 2000 and 1999 would have been 41.2% and 41.7%, respectively. Wholesale apparel gross profit margins decreased to 35.6% in the third quarter of 2000 compared to 38.3% in the third quarter of 1999, resulting primarily from additional air freight costs to ensure on-time deliveries caused by concerted merchandising changes made to certain product lines coupled with the firming of production pricing in certain areas. Wholesale footwear and accessories gross profit margins increased to 39.4% from 17.3%. Without the effect of purchase accounting adjustments to mark up Victoria's and Nine West's acquired inventory, gross profit margins for this segment for the third quarters of 2000 and 1999 would have been 40.1% and 32.2%, respectively, with the increase resulting from solid performance by the core brands and the higher margins on Victoria products. Retail gross profit margins increased to 51.7% from 48.4%, primarily due to the closing of underperforming domestic stores and certain international operations as part of the restructuring of Nine West.

   Selling, general and administrative ("SG&A") expenses. SG&A expenses of $266.4 million in the third quarter of 2000 represented a decrease of $13.8 million over the third quarter of 1999. As a percentage of total revenues, SG&A expenses decreased to 22.4% in the third quarter of 2000 from 24.4% for the comparable period in 1999. The decrease, which was reflected in all segments, was primarily the result of the restructuring of Nine West and the continued emphasis on cost reductions.

    Operating Income. The resulting third quarter of 2000 operating income of $212.8 million increased 40.0%, or $60.8 million, over the $152.0 million for the third quarter of 1999. The operating margin increased to 17.9% in the third quarter of 2000 from 13.3% in the third quarter of 1999, due to the factors discussed above.


    Net Interest Expense. Net interest expense was $25.7 million in the third quarter of 2000 compared to $24.8 million in the comparable period of 1999, primarily as a result of additional borrowings to fund the acquisition of Victoria.

    Provision for Income Taxes. The effective income tax rate was 40.0% for the third quarter of 2000 compared to 41.0% for the third quarter of 1999. The decrease was primarily due to nondeductible goodwill having less of an impact in the third quarter of 2000 than in the prior year.

    Net Income. Net income increased 49.7% to $112.3 million in the third quarter of 2000, an increase of $37.3 million over the net income of $75.0 million earned in the third quarter of 1999. Net income as a percentage of total revenues was 9.4% in the third quarter of 2000 and 6.5% in the third quarter of 1999. Excluding the amortization of goodwill, net income for the third quarters of 2000 and 1999 would have been $121.9 million and $82.2 million, respectively ($1.00 and $0.65 per diluted share, respectively).

Nine Months Ended October 1, 2000 Compared to Nine Months Ended October 3, 1999

    Revenues. Total revenues for the 39 weeks ended October 1, 2000 (hereinafter referred to as the "first nine months of 2000") increased 42.2%, or $944.4 million, to $3.2 billion, compared to $2.2 billion for the 39 weeks ended October 3, 1999 (hereinafter referred to as the "first nine months of 1999").

    The revenue growth resulted primarily from the net sales of product lines added as a result of the Nine West and Victoria acquisitions ($790.4 million and $28.6 million, respectively, of the increase). The following is a breakdown of total revenues for both periods as well as revenues adjusted for lines of business that have been discontinued due to the restructuring of Nine West (as previously described).

                                                                Total Revenues From
                                Total Revenues              Continuing Businesses Only
                        First    First                      First    First
                         Nine     Nine                       Nine     Nine
                       Months   Months         Percent     Months   Months         Percent
  (In millions)       of 2000  of 1999 Increase Change    of 2000  of 1999 Increase Change

  Wholesale apparel  $1,700.8 $1,557.2   $143.6   9.2%   $1,700.8 $1,557.2   $143.6   9.2%
  Wholesale footwear
    and accessories     709.6    277.9    431.7 155.3%      667.5    248.9    418.6 168.2%
  Retail                753.8    385.0    368.8  95.8%      690.4    344.2    346.2 100.6%
  Other                  16.3     16.0      0.3   1.9%       16.3     16.0      0.3   1.9%
                     ---------------------------------   ---------------------------------
  Total revenues     $3,180.5 $2,236.1   $944.4  42.2%   $3,075.0 $2,166.3   $908.7  41.9%
                     =================================   =================================

    Wholesale apparel revenues increased primarily as a result of increases in shipments of Lauren by Ralph Lauren, Ralph by Ralph Lauren and Polo Jeans Company products, partially offset by lower shipments of Jones New York Sport and Rena Rowan products. The increases in wholesale footwear and accessories and retail revenues are primarily the result of Nine West results included for all 39 weeks during 2000, but only approximately 16 weeks during 1999, and product lines added as a result of the Victoria acquisition.

    Gross Profit. The gross profit margin increased to 41.1% in the first nine months of 2000 compared to 38.2% in the first nine months of 1999. Gross profit was negatively impacted during the first nine months of 2000 and 1999 by $2.1 million and $45.6 million of writeoffs of adjustments required under purchase accounting to mark up acquired Victoria and Nine West inventory to market value upon


acquisition; without this charge, the gross profit margin for the first nine months of 2000 and 1999 would have been 41.1% and 40.2%, respectively. Wholesale apparel gross profit margins decreased to 35.6% in the first nine months of 2000 compared to 37.5% in the first nine months of 1999, resulting from additional air freight charges to ensure on-time delivery caused by concerted merchandising changes made to certain product lines and higher sales to off-price merchandisers. Wholesale footwear and accessories gross profit margins increased to 36.6% from 18.9%, primarily due to solid performance by the core brands and the discontinuance of several low-margin product lines as part of the Nine West restructuring. Retail gross profit margins increased to 52.3% from 49.3%, primarily due to the closing of underperforming domestic stores and certain international operations as part of the restructuring of Nine West and the clearance of excess Nine West retail inventory in the prior year.

    Selling, general and administrative expenses. SG&A expenses of $803.3 million in the first nine months of 2000 represented an increase of $273.3 million over the first nine months of 1999. As a percentage of total revenues, SG&A expenses increased to 25.3% in the first nine months of 2000 from 23.7% for the comparable period in 1999. The effect of Nine West results being included for all 39 weeks during 2000, but only approximately 16 weeks during 1999, represented $259.8 million of the increase.

    Operating Income. The resulting first nine months of 2000 operating income of $474.9 million increased 53.2%, or $165.0 million, over the $309.9 million for the first nine months of 1999. The operating margin increased to 14.9% in the first nine months of 2000 from 13.9% in the first nine months of 1999, due to the factors discussed above.

    Net Interest Expense. Net interest expense was $77.5 million in the first nine months of 2000 compared to $41.3 million in the comparable period of 1999, primarily as a result of the debt incurred to finance the Victoria and Nine West acquisitions and repurchase treasury shares during the first nine months of 2000.

    Provision for Income Taxes. The effective income tax rate was 40.0% for the first nine months of 2000 compared to 39.9% for the first nine months of 1999. The increase was primarily due to the nondeductibility of the additional goodwill amortization in the first nine months of 2000.

    Net Income. Net income increased 47.8% to $238.4 million in the first nine months of 2000, an increase of $77.1 million over the net income of $161.3 million earned in the first nine months of 1999. Net income as a percentage of total revenues was 7.5% in the first nine months of 2000 and 7.2% in the first nine months of 1999. Excluding the amortization of goodwill, net income for the first nine months of 2000 and 1999 would have been $265.8 million and $175.0 million, respectively ($2.19 and $1.52 per diluted share, respectively).

Liquidity and Capital Resources

    The Company's principal capital requirements have been to fund acquisitions, working capital needs, capital expenditures and repurchases of the Company's common stock on the open market. The Company has historically relied primarily on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance its operations and expansion.

    Cash Provided by Operations. Operating activities provided $38.7 million of cash in the first nine months of 2000 and $57.5 million in the first nine months of 1999. The change from the first nine months of 2000 from the prior period was primarily due to a larger increase in accounts receivable, including a $67.0 million payment in the first quarter of 2000 to discontinue Nine West's five-year Receivables Facility (see below), offset by higher net income before depreciation and amortization.


    Cash Used in Investing Activities. Investing activities used $112.6 million during the first nine months of 2000, compared to $496.5 million during the first nine months of 1999. The decrease was primarily related to acquisition activity; $13.8 million and $15.0 million were paid during the first nine months of 2000 for the acquisitions of Victoria and the Canadian licenses for several Polo Ralph Lauren brands (including eight retail stores, related inventory and other assets), respectively, while $433.8 million in cash was paid to acquire Nine West in 1999.

    During the first nine months of 2000, $19.5 million in loans were made to company officers, of which $18.0 million was loaned to the Company's Chairman and Chief Executive Officer for his purchase of a residence in New York City. This loan, which will replace an arrangement under which the Chairman has been provided the use of a Company-owned apartment, is secured by the residence and bears interest at the applicable federal rate under IRS regulations.

    Capital expenditures were $33.5 million and $19.5 million during the first nine months of 2000 and 1999, respectively. Total capital expenditures for 2000 are expected to be approximately $60.0 million.

    Cash Provided by Financing Activities. Financing activities provided $77.3 million of cash in the first nine months of 2000, compared to $346.7 million in the first nine months of 1999. Proceeds from borrowings under the Company's long-term credit facilities in the first nine months of 2000 were primarily used to purchase treasury stock and refinance $71.0 million of acquired Victoria debt. The first nine months of 1999 included $396.3 million related to the issuance of various Senior Notes used for the acquisition of Nine West and the repurchase of a portion of Nine West's outstanding debt.

    The Company repurchased $121.9 million of its common stock on the open market during the first nine months of 2000. As of October 1, 2000, a total of $356.9 million has been expended under announced programs to acquire up to $500.0 million of such shares. The Company may authorize additional share repurchases in the future depending on, among other things, market conditions and the Company's financial condition. Proceeds from the issuance of common stock to employees exercising stock options amounted to $10.8 million and $11.5 million in the first nine months of 2000 and 1999, respectively.

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

    The terms of the acquisition agreement for Victoria require the Company to pay the former Victoria shareholders additional consideration of $3.00 for each $1.00 of Victoria's earnings before interest and taxes (as defined in the merger agreement) for each of the twelve-month periods ending June 30, 2001 through 2003 that exceeds certain targeted levels. This additional consideration is to be paid 50% in cash and 50% in the Company's common stock, the value of which will be determined by the prices at which the common stock trades in a defined period preceding delivery in each year.

    During the first quarter of 2000, the Company terminated a five-year Receivables Facility (created in 1995 and amended in 1998) which permitted Nine West to obtain up to $132.0 million of funding


based on the sale, without recourse, of eligible Nine West accounts receivable. As a result of this termination, reported net accounts receivable will no longer be reduced by proceeds received under the Receivables Facility. This termination will not affect the Company's liquidity.

    At October 1, 2000, the Company had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.45 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for a $750.0 million 364-Day Revolving Credit Facility (increased from $500.0 million during the second quarter of 2000) and a $700.0 million Five-Year Revolving Credit Facility. At October 1, 2000, $274.4 million was outstanding under the 364-Day Revolving Credit Facility (comprised of $250.2 million in outstanding letters of credit and $24.2 million in cash borrowings) and $480.0 million in cash borrowings was outstanding under the Company's Five-Year Revolving Credit Facility. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require the Company to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on the Company's ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers, and pay dividends.

    The Company also has a total of approximately $50.6 million of unsecured foreign lines of credit in Europe, Australia and Canada, under which $19.0 million was outstanding at October 1, 2000.

    The Company believes that funds generated by operations, the Senior Credit Facilities and the foreign lines of credit will provide the financial resources sufficient to meet its foreseeable working capital, letter of credit, capital expenditure and stock repurchase requirements and any ongoing obligations to the former Sun and Victoria shareholders.

NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 will not have a significant impact on future operating results or financial statement disclosures.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 will have no material impact on the Company's revenue recognition policy.

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


exposures, including interest rate and foreign currency fluctuations. The Company does not enter into derivative financial contracts for trading or other speculative purposes.

    The Company employs an interest rate hedging strategy utilizing swaps to effectively float a portion of its interest rate exposure on its fixed rate financing arrangements. The primary interest rate exposures on floating rate financing arrangements are with respect to United States, Canada, United Kingdom and Australian short-term local currency rates. The Company had approximately $1.5 billion in variable rate financing arrangements at October 1, 2000. Other than the interest rate swaps, there were no outstanding derivative financial contracts at October 1, 2000.

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

    The agreement with the States resolves ongoing investigations and a parens patriae action brought on behalf of consumers in the United States District Court for the Southern District of New York in White Plains. The settlement consists of injunctive relief in the form of a consent decree which specifies the manner in which Nine West may implement its resale pricing policies with its retailer customers, along with a payment of $34.0 million which will be used to benefit consumers. The settlement agreement received preliminary court approval on June 2, 2000. The States have notified the class members of the settlement of the action. A hearing is scheduled for December 14, 2000, at which time the court will hear any objection to the settlement and will decide whether to give the agreement final approval.

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


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

JONES APPAREL GROUP, INC.
(Registrant)

Date: November 13, 2000

By /s/ Sidney Kimmel
SIDNEY KIMMEL
Chief Executive Officer

By /s/ Wesley R. Card
WESLEY R. CARD
Chief Financial Officer


INDEX TO EXHIBITS

Number	Description
10.1*	Employment Agreement dated as of July 1, 2000 between the Registrant and Sidney Kimmel+
10.2*	Employment Agreement dated as of July 1, 2000 between the Registrant and Jackwyn Nemerov+
10.3*	Employment Agreement dated as of July 1, 2000 between the Registrant and Wesley R. Card+
10.4*	Employment Agreement dated as of July 1, 2000 between the Registrant and Irwin Samelman+
27*	Financial Data Schedule (filed only electronically)

_________
* Filed herewith.
+ Management contract or compensatory plan or arrangement.