Form 10-K
period 2000-12-31
JONES APPAREL GROUP INC
filed 2001-03-26
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission file number 1-10746

JONES APPAREL GROUP, INC.
 (Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	06-0935166 (I.R.S. Employer Identification No.)

250 Rittenhouse Circle, Bristol, Pennsylvania (Address of principal executive offices)	19007 (Zip Code)

Registrant's telephone number, including area code: (215) 785-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.01 par value	Name of each exchange on which registered New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X] Yes    [  ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2001 was approximately $4,120,244,090.

    As of March 15, 2001, 120,257,255 shares of the registrant's common stock were outstanding.


                                   TABLE OF CONTENTS
                                                                                Page
PART I

PART II

Item 5   Market for Registrant's Common Equity and Related Stockholder Matters.. 19

Item 6   Selected Financial Data................................................ 20

Item 7   Management's Discussion and Analysis of Financial Condition and

Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................... 53

PART III

PART IV


DOCUMENTS INCORPORATED BY REFERENCE

The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:

Document	Part

Those portions of the registrant's proxy statement for the registrant's 2001 Annual Meeting of Stockholders (the "Proxy Statement") that are specifically identified herein as incorporated by reference into this Form 10-K.

III

DEFINITIONS

    As used in this Report, unless the context requires otherwise, the "Company" means Jones Apparel Group, Inc. and consolidated subsidiaries, "Sun" means Sun Apparel, Inc. (acquired October 2, 1998), "Nine West" means Nine West Group Inc. (acquired June 15, 1999), and "Victoria" means Victoria + Co Ltd. (acquired July 31, 2000).  The results of Sun, Nine West and Victoria are included in the Company's operating results from the respective dates of acquisition and, therefore, the Company's operating results for all periods presented are not comparable.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

    This Report includes, and incorporates by reference, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements regarding the Company's expected financial position, business and financing plans are forward-looking statements.  The words "believes," "expects," "plans," "intends," "anticipates" and similar expressions identify forward-looking statements.  Forward-looking statements also include representations of the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of national and regional economic conditions, the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, customer acceptance of both new designs and newly-introduced product lines, financial difficulties encountered by customers, the effects of vigorous competition in the markets in which the Company operates, the integration of acquired businesses into the Company's existing operations, the termination or non-renewal of the licenses with Polo Ralph Lauren Corporation, the Company's extensive foreign operations and manufacturing, pending litigation and investigations, changes in the costs of raw materials, labor and advertising, and the Company's ability to secure and protect trademarks and other intellectual property rights.  All statements other than statements of historical facts included in this Report, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such expectations may prove to be incorrect.  Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Report in conjunction with the forward-looking statements.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.


PART I

ITEM 1.  BUSINESS

General

    Jones Apparel Group, Inc. is a leading designer and marketer of a broad range of women's collection sportswear, suits and dresses, casual sportswear and jeanswear for men, women and children, women's shoes and accessories, and costume jewelry.  The Company has pursued a multi-brand strategy by marketing its products under several nationally known brands, including Jones New York, Evan-Picone, Rena Rowan, Nine West, Easy Spirit, Enzo Angiolini, Bandolino and Todd Oldham and the licensed brands Lauren by Ralph Lauren, Ralph by Ralph Lauren and Polo Jeans Company.  Each brand is differentiated by its own distinctive styling and pricing strategy, and together they target a wide range of consumers.  The Company primarily contracts for the manufacture of its products through a worldwide network of quality manufacturers.  The Company has capitalized on its nationally known brand names by entering into various licenses for the Jones New York, Evan-Picone and Nine West brand names with select manufacturers of women's and men's products which the Company does not manufacture.

    On July 31, 2000, the Company acquired 100% of the capital stock of Victoria + Co Ltd. Victoria is a leading designer and marketer of branded and private label costume jewelry sold to better department and specialty stores. Victoria markets its products under the national brand names Napier and Richelieu and under several licensed brands, including Tommy Hilfiger and Givenchy, as well as private labels.  In addition, Victoria markets jewelry under the Company's Nine West label.

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

Wholesale Apparel

    The Company's brands cover a broad array of categories for the women's and, to a lesser extent, the men's markets.  Within those brands, various product classifications include career and casual sportswear, jeanswear, dresses, suits, and a combination of all components termed lifestyle collection.  Career and casual sportswear are marketed as groups of skirts, pants, jackets, blouses, sweaters and related accessories which, while sold as separates, are coordinated as to styles, color schemes and fabrics, and are designed to be worn together.  New collections are introduced in four of the principal selling seasons - Spring, Summer, Fall and Holiday.  Each season is comprised of a series of groups which have systematically spaced shipment dates to ensure a fresh flow of goods to the retail floor.


    The following table summarizes selected aspects of the products sold under both Company-owned and licensed brands:

                                                       Product                   Market      Retail
                               Label                   Classification            Segment  Price Points

Jones New York Labels          Jones New York          Collection Sportswear     Better     $24 - $350
   Skirts, blouses, pants,     Jones New York Sport    Casual Sportswear         Better
   jackets, sweaters,          Jones Jeans             Casual Sportswear         Better
   jeanswear, suits,           Jones New York Country  Lifestyle                 Better
   dresses, casual tops        Jones New York Dress    Dresses                   Better
                               Jones New York Suit     Suits                     Better
                               Jones Wear              Collection Sportswear     Moderate
                               Jones Wear Sport        Casual Sportswear         Moderate

Evan-Picone Labels             Evan-Picone             Lifestyle                 Moderate   $18 - $129
   Skirts, blouses, pants,     Evan-Picone Dress       Dresses                   Moderate
   jackets, sweaters,
   jeanswear, dresses,
   casual tops

Nine West Labels               Nine West               Lifestyle                 Better     $24 - $269
   Skirts, blouses, pants,     Nine and Company        Lifestyle                 Moderate
   jackets, sweaters, dresses,
   outerwear, shorts,
   casual tops

Other Labels                   Rena Rowan              Collection Sportswear     Better     $23 - $159
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
   casual tops, coats

Wholesale Footwear and Accessories

    The Company's wholesale footwear and accessories operations include the sale of both brand name and private label footwear, handbags, small leather goods and costume jewelry.  The following table summarizes selected aspects of the products sold under both Company-owned and licensed brands:


                  Product             Market                 Retail Price Points
Label             Classification      Segments             Shoes              Boots

Footwear

  Nine West       Contemporary        Better             $59 to $75        $79 to $159

  Bandolino       Modern Classics     Moderate           $39 to $59        $69 to $139

  Easy Spirit     Comfort/Fit         Upper Moderate     $39 to $75        $59 to $140
                  Active
                  Sport/Casuals

  Enzo            Sophisticated       Better             $69 to $85       $120 to $169
  Angiolini       Classics

  Specialty       Traditional/        Moderate/Lower     $30 to $40        $45 to $65
  Marketing       Contemporary        Moderate

Accessories                                                       Accessories

  Nine West,      Handbags and Small  Upper Moderate/             $25 to $120
  Enzo Angiolini  Leather Goods       Better
  and Easy Spirit

  Jones New York  Handbags            Better                      $35 to $160

  Napier, Nine    Costume and         Better                       $7 to $250
  West, Tommy     Fashion Jewelry
  Hilfiger and
  Givenchy

  Richelieu       Costume Jewelry     Moderate                     $8 to $90

Retail

    The Company markets apparel, footwear and accessories directly to consumers through the Company's specialty retail stores operating in malls and urban retail centers throughout the world as well as the Company's various value-based ("outlet") stores.

    The Company's ongoing evaluation of its retail operations has led to a decision to close many of its underperforming locations.  The Company plans to open 10 to 15 and close 35 to 50 retail locations in 2001, including the remaining 9 & Co. and cK/Calvin Klein retail locations in operation as of December 31, 2000, which were closed during the first quarter of 2001.

    Specialty Retail Stores.  At December 31, 2000, the Company operated a total of 471 specialty retail stores (excluding 208 stores sold in January 2001 as part of Nine West's divestiture of operations in the United Kingdom).  These stores sell either footwear and accessories or apparel (or a combination of these products) primarily under their respective brand names.  The Company's Nine West, Easy Spirit and Enzo Angiolini retail stores offer selections of exclusive products not marketed to the Company's wholesale customers.  Certain of the Company's specialty retail stores also sell products licensed by the Company, including belts, legwear, outerwear, watches and sunglasses.


    The following table summarizes selected aspects of the Company's specialty retail stores at December 31, 2000 (excluding the 208 stores sold in January 2001).  Of these stores, 441 are located within the United States with the remainder located primarily in Australia.

                                              Retail Price Range                               Average
                                         Shoes                                               store size
            Number of  Brands             and                           Type of               (square
            locations  offered           Boots  Accessories   Apparel   locations               feet)

Nine West      234     Primarily       $50-$170   $18-$100       -      Upscale and             1,588
                       Nine West                                        regional malls and
                                                                        urban retail centers

Easy Spirit    167     Easy Spirit     $40-$150   $18-$120       -      Upscale and             1,369
                       and Selby                                        regional malls and
                                                                        urban retail centers

Enzo Angiolini  57     Primarily       $65-$165   $15-$200       -      Upscale malls and       1,365
                       Enzo Angiolini                                   urban retail centers

Other footwear   4     Various         $30-$295   $12-$200       -      Various                 1,584

Apparel          9     Various            -          -      $6-$2,500   Urban retail            4,077
                                                                        locations and
                                                                        regional malls

    Outlet Stores.  At December 31, 2000, the Company operated a total of 528 outlet stores.  The Company's shoe stores focus on breadth of product line as well as value pricing and offer a distribution channel for the Company's residual inventories.  The majority of the shoe stores' merchandise consists of new production of current and proven prior season's styles, with the remainder of the merchandise consisting of discontinued styles from the Company's specialty retail footwear stores and wholesale divisions.  The apparel stores focus on breadth of product line, customer service and value pricing.  The apparel merchandise is all first-quality new production styles.  In addition to its own brand name merchandise, these stores also sell merchandise produced by licensees of the Company.  The Company's jewelry stores focus on breadth of product line and value pricing and offer a distribution channel for the Company's residual and discontinued wholesale inventories.

    The following table summarizes selected aspects of the Company's outlet stores at December 31, 2000.  Of these stores, 513 are located within the United States with the remainder located primarily in Canada.


                                                                            Average
                     Number of  Brands                 Type of            store size
                     locations  offered                locations         (square feet)

Nine West               136     Primarily              Manufacturer           2,657
                                Nine West              outlet centers

Banister/Easy Spirit    119     Primarily Easy Spirit  Manufacturer           4,292
                                                       outlet centers

Stein Mart (leased       86     All Company            Strip                  2,743
footwear departments)           footwear brands        centers

Jones New York           80     Primarily              Manufacturer           4,032
                                Jones New York         outlet centers

Jones New York Sport     22     Primarily Jones        Manufacturer           2,673
                                New York Sport         outlet centers

Jones New York Country   46     Jones New              Manufacturer           2,817
                                York Country           outlet centers

Others                   39     Various                Manufacturer           2,933
                                                       outlet centers

Licensed Brands

    The Company licenses three major brands from Polo Ralph Lauren Corporation: Lauren by Ralph Lauren, Ralph by Ralph Lauren and Polo Jeans Company and also licenses the Polo Ralph Lauren brand in Canada.

    In October 1995, the Company acquired an exclusive license to manufacture and market women's shirts, blouses, skirts, jackets, suits, sweaters, pants, vests, coats, outerwear and hats under the Lauren by Ralph Lauren trademark in the United States and Canada, pursuant to license and design service agreements with Polo Ralph Lauren Corporation.  The initial term of the license and design service agreements expires December 31, 2001.  The Company has exercised its option to renew the Lauren by Ralph Lauren agreements through December 31, 2006.  The agreements provide for the payment by the Company of a percentage of net sales against guaranteed minimum royalty and design service payments as set forth in the agreements.

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

    As a result of the acquisition of Sun, the Company obtained the right to sell Polo Jeans Company products under long-term license and design agreements which Sun entered into with Polo Ralph Lauren in 1995 (collectively, the "Polo Jeans License").  Under the Polo Jeans License, Polo Ralph Lauren has granted the Company an exclusive license for the design, manufacture and sale of men's and women's jeanswear, sportswear, and related apparel under the Polo Jeans Company by Ralph Lauren trademarks in the United States and its territories.  The agreements expire on December 31, 2005 and may be renewed by the Company in five-year increments for up to 25 additional years if certain sales requirements are met.  Renewal of the Polo Jeans License after 2010 requires a one-time payment by the Company of $25.0 million or, at the Company's option, a transfer of a 20% interest in its Polo Jeans Company business to Polo Ralph Lauren (with no fees required for subsequent renewals).  Polo Ralph Lauren also has an option, exercisable on or before


June 1, 2010, to purchase the Company's Polo Jeans Company business at the end of 2010 for a purchase price, payable in cash, equal to 80% of the then fair value of the business as a going concern, assuming continuation of the Polo Jeans License through 2030.  The agreements provide for the payment by the Company of a percentage of net sales against guaranteed minimum royalty and design service payments as set forth in the agreements.

    In June 2000, the Company acquired an exclusive license to manufacture and market in Canada certain products under the Polo Jeans Company and Polo Ralph Lauren trademarks pursuant to license and design service agreements with Polo Ralph Lauren Corporation.  The agreements expire on December 31, 2005 and are renewable for an additional five years provided that the Company achieves certain minimum sales levels.  The agreements provide for the payment by the Company of a percentage of net sales against guaranteed minimum royalty and design service payments as set forth in the agreements.

    As result of the acquisition of Nine West, the Company obtained the exclusive right and license in perpetuity to produce women's footwear under the Capezio trademark and obtained rights in perpetuity under license agreements for the production of various other products under the Capezio trademark, some of which are sub-licensed to independent licensees (see "Licensing of Company Brands").

    As a result of the acquisition of Victoria, the Company obtained the exclusive license to produce and sell costume jewelry in the United States and Canada under the Tommy Hilfiger trademark, which expires on December 31, 2004.  Upon expiration, the Company has the right to renew the license for an additional three-year period, provided that it meets certain minimum sales levels.  The agreement provides for payment by the Company of a percentage of net sales against guaranteed minimum royalty and advertising payments as set forth in the agreement.  The Company also obtained the exclusive, worldwide license to produce, market and distribute costume jewelry under the Givenchy mark, which expires on December 31, 2002.

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

    The Company's jewelry brands are developed by separate design teams.  Each team presents styles that maintain each brand's distinct personality.  A prototype is developed for each new product where appropriate.  Most prototypes are produced in-house and samples are sent to vendors for cost estimates.  After samples are evaluated and cost estimates are received, the lines are modified as needed for presentation for each selling season.


    In accordance with standard industry practices for licensed products, the Company has the right to approve the concepts and designs of all products produced and distributed by the Company's licensees.  Similarly, Polo Ralph Lauren provides design services to the Company for its licensed products and has the right to approve the Company's designs for the Lauren by Ralph Lauren, Ralph by Ralph Lauren and Polo Jeans Company product lines.

Manufacturing and Quality Control

Apparel

    Apparel sold by the Company is produced in accordance with its design, specification and production schedules.  The Company contracts for the cutting and sewing of the majority of its garments with approximately 64 contractors located in the United States, approximately 134 in Mexico and approximately 806 in overseas locations.  The Company also operates several manufacturing facilities of its own.  Approximately 27% of the Company's apparel products were manufactured in the United States and Mexico and 73% in other parts of the world (primarily Asia) during 2000.

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

    The Company's primary raw material in its jeanswear business is denim, of which approximately 98% is purchased from leading mills located in the United States and Mexico.  Denim purchase commitments and prices are negotiated on a quarterly or semi-annual basis.  The Company performs its own extensive testing of denim, cotton twill and other fabrics to ensure consistency and durability.

    The Company does not have long-term formal arrangements with any of its suppliers.  The Company has experienced little difficulty in satisfying its raw material requirements and considers its sources of supply adequate.


    The Company's apparel products are manufactured according to plans prepared each year which reflect prior years' experience, current fashion trends, economic conditions and management estimates of a line's performance.  The Company orders piece goods concurrently with concept board development.  The purchase of piece goods is controlled and coordinated on a divisional basis.  When possible, the Company limits its exposure to specific colors and fabrics by committing to purchase only a portion of total projected demand with options to purchase additional volume if demand meets the plan.

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

Footwear and Accessories

    To provide a steady source of footwear and accessories inventory, the Company relies on long-standing relationships developed by Nine West with Brazilian and Chinese manufacturers, working through independent buying agents, and third party manufacturers in other countries and long-standing relationships developed by Victoria with third-party Asian manufacturers.  Allocation of production among the Company's footwear and accessories manufacturing resources is determined based upon a number of factors, including manufacturing capabilities, delivery requirements and pricing.

    During 2000, approximately 50% of the Company's footwear products were manufactured by 14 independently owned footwear manufacturers in Brazil.  As a result of the number of entrepreneurial factory owners, the highly skilled labor force, the modern, efficient vertically-integrated factories and the availability of high-quality raw materials, the Brazilian manufacturers are able to produce significant quantities of moderately priced, high-quality leather footwear.  The largest of these Brazilian factories operate tanneries for processing leather and produce lasts, heels and other footwear components as well as finished goods, and source raw materials worldwide based on input from the Company.  The Company believes that its relationships with its Brazilian manufacturers provide it with a responsive and active source of supply of its products and, accordingly, give the Company a significant competitive advantage.  The Company also believes that purchasing a significant percentage of its products in Brazil allows it to maximize production flexibility while limiting its capital expenditures, work-in-process inventory and costs of managing a larger production work force.  Because of the sophisticated manufacturing techniques and vertical integration of these manufacturers, individual production lines can be quickly changed from one style to another, and production of certain styles can be completed in as few as four hours, from uncut leather to boxed footwear.

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


    During 2000, approximately 46% of the Company's footwear products (primarily fabric footwear) were manufactured by independent third parties located in China, with the remainder of footwear production (approximately 4%) originating primarily in Italy.  The Company's handbags and small leather goods are sourced through the Company's own buying offices in Korea and Hong Kong, which utilize independent third party manufacturers in China.  Products have historically been purchased from the Brazilian and Asian manufacturers in pre-set United States dollar prices, and therefore, the Company generally has not been adversely affected by fluctuations in exchange rates.

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

    The Company does not have any contracts with any of its footwear, handbag or small leather goods manufacturers but, with respect to footwear imported from Brazil, relies on long-standing relationships with its Brazilian manufacturers directly and through its independent buying agent, Bentley Services Inc. (the "Agent").  The Agent and its affiliates have overseen the activities of the Brazilian manufacturers for more than 15 years.  In consultation with the Company, the Agent selects the proper manufacturer for the style being produced, monitors the manufacturing process, inspects finished goods and coordinates shipments of finished goods to the United States.  Nine West entered into a five-year contract with the Agent effective January 1, 1992, which has been extended for an additional five years, which provides that the Agent, its owners, employees, directors and affiliates will not act as a buying agent for, or sell leather footwear manufactured in Brazil to, other importers, distributors or retailers for resale in the United States, Canada or the United Kingdom.  As compensation for services rendered, the Agent receives a percentage of the sales price of the merchandise shipped to the Company.

    The Company does not have any contracts with any of its jewelry manufacturers but relies on long-standing relationships developed by Victoria, principally with third-party Asian manufacturers.  The Company also has its own manufacturing facility to satisfy demand for products manufactured domestically (such as cosmetic containers) and to provide sufficient production capacity in the event of disruption in its outsourced manufacturing.  Victoria has historically experienced little difficulty in satisfying finished goods requirements and considers its source of supplies adequate.  Products have historically been purchased from Asian manufacturers in preset U. S. dollar prices, effectively minimizing the effects of adverse fluctuations in exchange rates.

    During 2000, approximately 87% of jewelry products were manufactured by independently-owned jewelry manufacturers in Asia, with the remainder produced primarily in the United States and Austria.  The Company believes that the quality and cost of products manufactured by its suppliers provide it with the ability to remain competitive.  Sourcing the majority of its products enables the Company to better control costs and avoid significant capital expenditures, work in process inventory, and costs of managing a larger production workforce.  Victoria's history as a manufacturer gives it the requisite experience and knowledge to manage its vendors effectively.

    Forecasts for basic jewelry products are produced on a rolling 12-week basis and are adjusted based on point of sale information from retailers.  Manufacturing of fashion jewelry products is based on marketing forecasts and sales plans; actual orders are received several weeks after such forecasts are produced.  Quality control testing is performed on-site by domestic employees or private firms in the country of manufacture and quality assurance checks are also performed upon receipt of finished goods at Company distribution facilities.


Marketing

    During 2000, no single customer accounted for more than 10% of sales; however, certain of the Company's customers are under common ownership.  When considered together as a group under common ownership, sales to eight department store customers currently owned by The May Department Stores Company ("May") accounted for approximately 14% of 2000 sales, and sales to ten department store customers currently owned by Federated Department Stores, Inc. ("Federated") also accounted for approximately 14% of 2000 sales.  The Company's ten largest customer groups accounted for approximately 56% of sales in 2000.  While the Company believes that purchasing decisions are generally made independently by each department store customer (including the stores in the May and Federated groups), in some cases the trend is toward more centralized purchasing decisions.  The Company attempts to minimize its credit risk from its concentration of customers by closely monitoring accounts receivable balances and shipping levels and the ongoing financial performance and credit status of its customers.

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

    The Company introduces new collections of footwear at industry-wide shoe shows, held four times yearly in New York City and semi-annually in Las Vegas, and at regional shoe shows throughout the year.  The Company introduces new handbag and small leather goods collections at market shows that occur four times each year in New York City.  Jewelry products are marketed in New York City showrooms through individual customer appointments and at five industry-wide market shows each year.  Retailers visit Company showrooms at these times to view various product lines and merchandise.

    The Company promotes its footwear, handbag and small leather goods businesses with certain department stores and specialty retail stores by bringing its retail and sales planning expertise to those retailers.  Under this program, members of branded division management who have extensive retail backgrounds work with the retailer to create a "focus area" or "concept shop" within the store that displays the full collection of an entire brand in one area.  These individuals assist the department and specialty retail stores by: providing advice about appropriate product assortment and product flow; making recommendations about when a product should be re-ordered; providing sales guidance, including the training of store personnel; and developing advertising programs with the retailer to promote sales of the Company's products.  In addition, the Company's sales force and, for handbags and small leather goods, field merchandising associates recommend how to display the Company's products and educate store personnel about the Company and its products.  The goal of this approach is to promote high retail sell-throughs of the Company's products.  With this approach, customers are encouraged to devote greater


selling space to the Company's products, and the Company is better able to assess consumer preferences, the future ordering needs of its customers, and inventory requirements.

    Most wholesale jewelry customers outsource product management and merchandising to the Company.  The Company works closely with these retailers to create long-term sales programs, which include choosing among the Company's diverse product lines and implementing sales programs at the store level.  A team of sales representatives and sales managers monitor product performance against plan and are responsible for inventory management, using point-of-sale information to respond to shifts in consumer preferences.  Management uses this information to adjust product mix and inventory requirements.  Retailers are also provided with customized displays and store-level merchandising designed to maximize sales and inventory turnover.  By providing retailers with in-store product management, the Company establishes close relationships with retailers, allowing it to maximize product sales and increase floor space allocated to its product lines.

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

    National advertising campaigns have existed for the Lauren by Ralph Lauren, Ralph by Ralph Lauren and Polo Jeans Company products since their inception.  The Company also has national advertising campaigns for Jones New York (primarily in the print media encompassing both Company products and products of its licensees), Nine West (footwear, apparel, jewelry and licensed products, primarily in fashion magazines), Easy Spirit (advertised on television and in fashion, lifestyle, health and fitness magazines), Enzo Angiolini (in fashion magazines), Napier (in fashion magazines), and the licensed Tommy Hilfiger and Givenchy jewelry lines.  Given the strong recognition and brand loyalty already afforded its brands, the Company believes these campaigns will serve to further enhance and broaden its customer base.  The Company's in-house creative services departments oversee the conception, production and execution of virtually all aspects of these activities.  The Company also believes that its retail network promotes brand name recognition and supports the merchandising of complete lines by, and the marketing efforts of, its wholesale customers.

Licensing of Company Brands

    The Company has entered into various license agreements under which independent licensees produce and sell certain products under the Company's Jones New York (and related) trademarks in accordance with designs furnished or approved by the Company in the United States, Canada and various other territories.  Current licenses cover products including men's tailored clothing and overcoats, women's intimate apparel, women's rainwear, men's and women's outerwear, leather outerwear and woolen coats, belts, women's swimwear, umbrellas, costume jewelry, hair accessories, legwear, women's slippers, women's sleepwear, men's small leather goods, men's formal wear and men's and women's sunglasses and optical eyewear.  These licenses provide for the payment to the Company of a percentage of the licensee's net sales of the licensed products against guaranteed minimum royalty payments which typically increase over the term of the agreement.  During 2000, the Company received $11.5 million of gross licensing revenues under these agreements.

    The Company has entered into various license agreements under which independent licensees produce and sell certain products under the Company's Evan-Picone trademarks in accordance with designs furnished or approved by the Company in the United States, Canada and various other territories.  These licenses cover products including men's tailored clothing, women's sunglasses, women's optical wear and women's hosiery.  These licenses provide for the payment to the Company of a percentage of the licensee's net sales


of the licensed products against guaranteed minimum royalty payments which typically increase over the term of the agreement.  During 2000, the Company received $2.5 million of gross licensing revenues under these agreements.

    The Company has entered into various license agreements, primarily under the Nine West trademark, with independent licensees with respect to the manufacture and marketing of footwear and non-footwear products, including legwear, outerwear, belts, slippers, watches, sunglasses and optical eyewear.  These licenses provide for the payment to the Company of a percentage of the licensee's net sales of the licensed products against guaranteed minimum royalty payments which typically increase over the term of the agreement.

    The Company has also entered into foreign distribution and license agreements under which independent licensees have the exclusive right to distribute and sell at retail (and, in some cases, at wholesale) footwear, handbags and small leather goods under the Nine West trademark and to own and operate Nine West retail stores in certain countries.  These licenses provide for the payment to the Company of commissions on the sale to the licensees of certain licensed products, as well as a percentage of the licensee's net sales of all licensed products against guaranteed minimum royalty payments which typically increase over the term of the agreement.  The Company has entered into such licenses for Turkey, Israel, Saudi Arabia, Bahrain, Kuwait, Oman, Qatar, the United Arab Emirates, portions of South America and Asia, Mexico, Canada, the United Kingdom, Ireland and the Channel Islands.

    Under rights obtained in perpetuity under license agreements for the production of various non-footwear products under the Capezio trademark, the Company has entered into various sub-license agreements under the Capezio trademark with independent licensees with respect to the manufacture and marketing of products including watches, knitwear and cold weather accessories, rainwear, handbags, belts and hair accessories.

    During 2000, the Company received $12.0 million of gross licensing revenues under the Nine West licenses and other similar agreements, including revenues from the sub-licensing of the Capezio trademark.

Trademarks

    The Company utilizes a variety of trademarks which it owns, including Jones New York, Jones New York Sport, Jones Wear, Jones New York Country, Jones Jeans, Rena Rowan, Evan-Picone, Todd Oldham, Code Bleu, Executive Suite, Nine West, Easy Spirit, Enzo Angiolini, Bandolino, Banister, Calico, 9 & Co., Westies, Napier and Richelieu.  The Company has registered or applied for registration for these and other trademarks for use on a variety of items of apparel, footwear, accessories and related products and, in some cases, for retail store services, in the United States and certain other countries.  The expiration dates of the United States trademark registrations for the Company's material registered trademarks are as follows, with its other registered foreign and domestic trademarks expiring at various dates through 2018, all of which are subject to renewal if, in the case of domestic and certain foreign registrations, the marks are still in use for the goods and services covered by such registrations.

          Trademark            Expires in     Trademark            Expires in

          Jones New York           2006       Jones New York Sport    2004
          Rena Rowan               2005       Evan-Picone             2003
          Nine West                2003       Enzo Angiolini          2005
          Easy Spirit              2007       Bandolino               2001
          Napier                   2009

    The Company carefully monitors trademark expiration dates to ensure uninterrupted registration of its material trademarks.  The Company also licenses the Lauren by Ralph Lauren, Ralph by Ralph Lauren, Polo Jeans


Company by Ralph Lauren, Polo Ralph Lauren, Capezio, Givenchy and Tommy Hilfiger trademarks (see "Licensed Brands" above).

    The Company also holds numerous patents and has several patent applications pending in the United States Patent and Trademark Office and in certain other countries.  The Company regards its trademarks and other proprietary rights as valuable assets which are critical in the marketing of its products.  The Company vigorously protects its trademarks and patents against infringement.

Imports and Import Restrictions

    The Company's transactions with its foreign manufacturers and suppliers are subject to the risks of doing business abroad.  Imports into the United States are affected by, among other things, the cost of transportation and the imposition of import duties and restrictions.  The United States, China, Brazil and other countries in which the Company's products might be manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duty or tariff levels, which could affect the Company's operations and its ability to import products at current or increased levels.  The Company cannot predict the likelihood or frequency of any such events occurring.

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

Backlog

    On December 31, 2000, the Company had unfilled customer orders of approximately $1.0 billion, compared to approximately $1.1 billion of such orders at December 31, 1999.  These amounts include both confirmed and unconfirmed orders which the Company believes, based on industry practice and past experience, will be confirmed.  The amount of unfilled orders at a particular time is affected by a number of factors, including the mix of product, the timing of the receipt and processing of customer orders and scheduling of the manufacture and shipping of the product, which in some instances is dependent on the desires of the customer.  Backlog is also affected by a continuing trend among customers to reduce the lead time on their orders.  Due to these factors, as well as the acquisition of Victoria during 2000, a comparison


of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

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

    The Company considers the risk of formidable new competitors to be minimal due to barriers to entry, such as significant startup costs and the long-term nature of supplier and customer relations.  The Company believes that, during the past few years, major department stores and specialty retailers have been increasingly sourcing products from suppliers who are well capitalized or have established reputations for delivering quality merchandise in a timely manner.  However, there can be no assurance that significant new competitors will not develop in the future.

Employees

    At December 31, 2000, the Company had approximately 13,860 full-time employees.  This total includes approximately 7,845 in quality control, production, design and distribution positions, approximately 1,820 in administrative, sales, clerical and office positions and approximately 4,195 in the Company's retail stores.  The Company also employs approximately 4,760 part-time employees, of which approximately 4,300 work in the Company's retail stores.

    Approximately 250 of the Company's employees located in Bristol, Pennsylvania are members of the Teamsters Union, which has a collective bargaining agreement with the Company expiring in March 2002.  Approximately 80 of the Company's employees located in Vaughan, Ontario are members of the Laundry and Linen Drivers and Industrial Workers Union, which has a collective bargaining agreement with the Company expiring in March 2003.  Nine of the Company's employees located in El Paso, Texas are represented by the Union of Needletrades, Industrial and Textile Employees, AFL-CIO, which had a collective bargaining agreement which expired on December 31, 1999.  Approximately 1,985 of the Company's employees located in Mexico are members of an affiliate of the Cofederacion de Trabajadores Mexicanos, which has a collective bargaining agreement expiring on January 1, 2002.  The Company considers its relations with its employees to be satisfactory.


ITEM 2.  PROPERTIES

    The general location, use and approximate size of the Company's principal properties are set forth below:

                               Owned/                                             Approximate Area
          Location             leased                     Use                      in Square Feet

   Bristol, Pennsylvania       leased   Headquarters and distribution warehouse         453,057
   Bristol, Pennsylvania       leased   Administrative and computer services            112,422
   New York, New York          leased   Administrative, executive and sales offices     415,787
   Vaughan, Canada             leased   Canadian headquarters and                       125,000
                                          distribution warehouse
   Lawrenceburg, Tennessee     leased   Distribution warehouses                       1,199,100
   South Hill, Virginia        owned    Distribution warehouses                         533,500
   Rural Hall, North Carolina  leased   Materials and distribution warehouse            437,310
   El Paso, Texas              owned    Administrative, warehouse and
                                          preproduction facility                        165,000
   El Paso, Texas              owned    Distribution warehouse                          110,000
   El Paso, Texas              leased   Distribution warehouses                         400,500
   Ciudad Juarez, Mexico       owned    Production                                       66,850
   Durango, Mexico             owned    Finishing, assembly and warehouse facilities    553,760
   White Plains, New York      leased   Administrative and computer services            366,460
   West Deptford, New Jersey   leased   Distribution warehouses                         831,725
   Providence, Rhode Island    leased   Distribution warehouses and
                                          product development                            92,500

    The Company has signed a lease for an additional 620,000 square foot distribution facility in El Paso, Texas, which is under construction and is expected to become operational during 2001. This distribution facility will replace the existing 400,500 square feet of leased warehouse facilities located in El Paso, Texas. The Company's joint venture company leases office and distribution facilities in Australia.

    The Company subleases approximately 200,000 square feet of its White Plains facilities to an independent company.  The Company owns a 105,000 square foot closed factory in Meriden, Connecticut, and a 150,000 square foot finishing facility in El Paso, Texas, both of which it intends to sell.

    The Company's retail stores are leased pursuant to long-term leases, typically five to seven years for apparel stores and ten years for footwear and accessories stores.  Certain leases allow the Company to terminate its obligations after a predetermined period (generally one to three years) in the event that a particular location does not achieve specified sales volume.  Many leases include clauses that provide for contingent payments based on sales volumes, and many leases contain escalation clauses for increases in operating costs and real estate taxes.

    The Company believes that its existing facilities are well maintained, in good operating condition and that its existing and planned facilities will be adequate for its operations for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

              First      Second     Third      Fourth
              Quarter    Quarter    Quarter    Quarter

Price range of common stock:

2000
  High        $31.875    $32.5625   $29.1875   $35.00
  Low         $20.125    $21.25     $22.0625   $23.3125

1999
  High        $32.50     $35.875    $34.875    $33.00
  Low         $21.50     $27.50     $24.75     $24.8125

    The Company's common stock is traded on the New York Stock Exchange under the symbol "JNY."  The above figures set forth, for the periods indicated, the high and low sale prices per share of the Company's common stock as reported on the New York Stock Exchange Composite Tape.  The last reported sale price per share of the Company's common stock on March 15, 2001 was $37.15, and on that date there were 365 holders of record of the Company's common stock.  However, many shares are held in "street name;" therefore, the number of holders of record may not represent the actual number of shareholders.  To date, the Company has not paid any cash dividends on shares of its common stock.  The Company anticipates that all of its future earnings will be retained for its financial requirements and does not anticipate paying cash dividends on its common stock in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA

    The following financial information is qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Report.  The selected consolidated financial information presented below is derived from the Company's audited Consolidated Financial Statements for each of the five years in the period ended December 31, 2000. The Company completed its acquisitions of Sun, Nine West and Victoria on October 2, 1998, June 15, 1999, and July 31, 2000, respectively.  The results of operations of Sun, Nine West and Victoria are included in the Company's operating results from the respective dates of acquisition.

(All amounts in millions except net income per share data)

Year Ended December 31,                   2000       1999       1998       1997       1996
------------------------------------------------------------------------------------------

Income Statement Data
  Net sales                           $4,120.5   $3,129.8   $1,669.4   $1,372.5   $1,021.0
  Licensing income (net)                  22.2       20.9       15.8       15.0       13.1
                                      ----------------------------------------------------
    Total revenues                     4,142.7    3,150.7    1,685.2    1,387.5    1,034.1
  Cost of goods sold                   2,433.4    1,876.9    1,098.3      940.2      717.3
  Purchase accounting adjustments
    to cost of goods sold(1)               3.1       84.6        2.4          -          -
                                      ----------------------------------------------------
  Gross profit                         1,706.2    1,189.2      584.5      447.3      316.8
  Selling, general and
    administrative expenses            1,064.7      788.7      320.0      250.7      186.5
  Amortization of goodwill                36.9       22.3        2.7          -          -
                                      ----------------------------------------------------
  Operating income                       604.6      378.2      261.8      196.6      130.3
  Interest expense and financing costs   103.8       66.9       11.8        3.6        3.0
  Interest income                         (2.3)      (3.3)      (1.8)      (1.6)      (0.5)
                                      ----------------------------------------------------
  Income before provision
    for income taxes                     503.1      314.6      251.8      194.6      127.8
  Provision for income taxes             201.2      126.2       96.9       72.9       46.9
                                      ----------------------------------------------------
  Net income                          $  301.9   $  188.4   $  154.9   $  121.7   $   80.9
                                      ====================================================

Per Share Data (2)
  Net income per share
      Basic                              $2.54      $1.65      $1.52      $1.17      $0.77
      Diluted                            $2.48      $1.60      $1.47      $1.13      $0.75
  Dividends paid per share                   -          -          -          -          -
  Weighted average common
    shares outstanding
      Basic                              119.0      114.1      101.6      103.8      104.7
      Diluted                            121.9      118.0      105.1      107.8      107.3

December 31,                              2000       1999       1998       1997       1996
------------------------------------------------------------------------------------------

Balance Sheet Data
  Working capital                     $  294.9   $  469.2   $  457.9   $  330.6   $  294.0
  Total assets                         2,979.2    2,792.0    1,188.7      580.8      488.1
  Short-term debt and current
    portion of long-term debt
    and capital lease obligations        499.8      266.9        6.5        4.2        3.1
  Long-term debt, including
    capital lease obligations            576.2      834.2      414.6       27.3       12.1
  Stockholders' equity                 1,477.2    1,241.0      594.4      435.6      376.7

(1) Reflects a non-cash increase in cost of goods sold attributable to the fair value of inventory over cost, recorded as a result of the acquisitions of Victoria, Nine West and Sun as required by the purchase method of accounting.

(2) All share and per share amounts have been restated to retroactively reflect 2-for-1 stock splits in 1998 and 1996.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENTS OF INCOME EXPRESSED AS A PERCENTAGE OF TOTAL REVENUES

  Year Ended December 31,                        2000      1999      1998
  -----------------------------------------------------------------------

  Net sales                                     99.5%     99.3%     99.1%
  Licensing income (net)                         0.5%      0.7%      0.9%
                                               --------------------------
    Total revenues                             100.0%    100.0%    100.0%
  Cost of goods sold                            58.7%     59.6%     65.2%
                                               --------------------------
    Gross profit before purchase
      accounting adjustments                    41.3%     40.4%     34.8%
  Purchase accounting adjustments                0.1%      2.7%      0.1%
                                               --------------------------
    Gross profit                                41.2%     37.7%     34.7%
  Selling, general and administrative expenses  25.7%     25.0%     19.0%
  Amortization of goodwill                       0.9%      0.7%      0.2%
                                               --------------------------
    Operating income                            14.6%     12.0%     15.5%
  Interest expense and financing costs           2.5%      2.1%      0.7%
  Interest income                               (0.1%)    (0.1%)    (0.1%)
                                               --------------------------
    Income before provision for income taxes    12.1%     10.0%     14.9%
  Provision for income taxes                     4.9%      4.0%      5.7%
                                               --------------------------
    Net income                                   7.3%      6.0%      9.2%
                                               ==========================
                                    Totals may not agree due to rounding.

GENERAL

    The following discussion provides information and analysis of the Company's results of operations from 1998 through 2000, and its liquidity and capital resources.  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere herein.

    The Company completed its acquisitions of Sun, Nine West and Victoria on October 2, 1998, June 15, 1999, and July 31, 2000, respectively.  The results of operations of the acquired companies are included in the Company's operating results from the respective dates of acquisition.  Accordingly, the financial position and results of operations presented and discussed herein are not directly comparable between years.

    The Company operates in three reportable segments: wholesale apparel, wholesale footwear and accessories, and retail.

    The Company has achieved compound annual growth rates of 56.8% for total revenues and 52.0% for operating income from 1998 to 2000.  Total revenues and operating income in 2000 increased 31.5% and 59.9%, respectively, over 1999.

    The Company believes that it has achieved this growth by enhancing the brand equity of its labels through its focus on design, quality and value, and through strategic moves which provide significant diversification to the business by successfully adding new labels, such as licensing the Lauren by Ralph Lauren brand and obtaining the Polo Jeans Company, Nine West and Napier brands through acquisitions.  Through this diversification, the Company has evolved into a multidimensional resource in apparel, footwear and accessories.  The Company has leveraged the strength of its brands to increase both the number of locations and amount of selling space in which its products are offered, as well as to introduce new product


extensions, such as the Nine West apparel and the Jones New York accessory labels introduced for Fall 2000 and the repositioning of the Bandolino and Evan-Picone labels to the moderate market segment.  The Company has also benefitted from a trend among its major retail accounts to concentrate their women's apparel, footwear and accessories buying among a narrowing group of vendors.

RESULTS OF OPERATIONS
2000 Compared to 1999

    The Company sold its Asian operations in August 2000 and its United Kingdom operations in January 2001.  The Asian and United Kingdom operations provided $0.7 million and $165.7 million in revenues, respectively, during 2000, with losses on disposal in the amounts of $1.0 million and $12.1 million, respectively, recorded in the retail segment.  Offsetting these losses was a gain on the sale of an unused Company trademark during 2000 for a gain of $10.5 million, which was recorded under "other" for segment reporting.

    Revenues.  Total revenues for 2000 increased 31.5%, or $992.0 million, to $4.1 billion, compared to $3.2 billion for 1999.  The revenue growth resulted primarily from the net sales of product lines added as a result of the Nine West and Victoria acquisitions ($790.4 million and $61.8 million of the increase, respectively).  The breakdown of total revenues for both periods is as follows:

                                                                 Percent
  (In millions)                2000         1999     Increase     Change
                           ---------------------------------------------

  Wholesale apparel        $2,168.0     $1,994.7       $173.3       8.7%
  Wholesale footwear
    and accessories           940.0        464.5        475.5     102.4%
  Retail                    1,012.5        670.6        341.9      51.0%
  Other                        22.2         20.9          1.3       6.2%
                           ---------------------------------------------
    Total revenues         $4,142.7     $3,150.7       $992.0      31.5%
                           =============================================

    Wholesale apparel revenues increased as a result of increases in shipments of the licensed Polo Ralph Lauren products, including Lauren by Ralph Lauren, Ralph by Ralph Lauren and Polo Jeans Company.  These increases were partially offset by lower shipments of Rena Rowan products.  The increases in wholesale footwear and accessories and retail revenues are primarily the result of Nine West results being included for the full year 2000 compared to only approximately 29 weeks during 1999, and product lines added as a result of the Victoria acquisition.

    Gross Profit.  The gross profit margin increased to 41.2% in 2000 compared to 37.7% in 1999.  Gross profit was negatively impacted during 2000 and 1999 by adjustments of $3.1 million and $84.6 million required under purchase accounting to write up acquired Victoria and Nine West inventories, respectively, to market value upon acquisition; without these charges, the gross profit margins for 2000 and 1999 would have been 41.3% and 40.4%, respectively.  Wholesale apparel gross profit margins decreased to 34.7% in 2000 compared to 37.0% in 1999 resulting from clearing excess inventories through off-price channels and additional air freight charges to ensure on-time delivery caused by concerted merchandising changes made to certain product lines.  Wholesale footwear and accessories gross profit margins increased to 37.4% from 16.6%, primarily due to solid performance by the core brands and the discontinuance of marginally-performing brands and the effects of higher-margin product lines obtained from the Victoria acquisition.  Retail gross profit margins also increased to 53.5% from 50.2%, primarily due to the closing of underperforming domestic stores and certain international operations as part of the restructuring of Nine West in 2000 and the clearance of excess Nine West inventory in 1999.


    SG&A Expenses.  Selling, general and administrative ("SG&A") expenses of $1.1 billion in 2000 represented an increase of $0.3 billion over 1999, primarily the result of Nine West results being included for the full year 2000 compared to only approximately 29 weeks during 1999 ($259.8 million of the increase).  As a percentage of total revenues, SG&A expenses increased to 25.7% in 2000 from 25.0% in 1999.

    Operating Income.  The resulting 2000 operating income of $604.6 million increased 59.9%, or $226.4 million, over the $378.2 million for 1999.  The operating margin increased to 14.6% in 2000 from 12.0% in 1999 due to the factors discussed above, partially offset by the amortization of goodwill resulting from the Nine West and Victoria acquisitions.  Excluding the cost of sales purchase accounting adjustments, the operating margins would have been 14.7% for both years.

    Net Interest Expense.  Net interest expense was $101.5 million in 2000 compared to $63.6 million in 1999, primarily as a result of the debt incurred to finance the Nine West and Victoria acquisitions and the repurchase of the Company's common stock during 2000.

    Provision for Income Taxes.  The effective income tax rate was 40.0% for 2000 compared to 40.1% for 1999.

    Net Income.  Net income increased 60.2% to $301.9 million in 2000, an increase of $113.5 million over the net income of $188.4 million earned in 1999.  Net income as a percentage of total revenues was 7.3% in 2000 and 6.0% in 1999.  Excluding the amortization of goodwill and the cost of sales purchase accounting adjustments, net income for 2000 and  1999 would have been $340.7 million ($2.79 per diluted share) and  $260.6 million ($2.21 per diluted share), respectively.

1999 Compared to 1998

    Revenues.  Total revenues for 1999 increased 87.0%, or $1.5 billion, to $3.2 billion, compared to $1.7 billion for 1998.  The revenue growth resulted primarily from the net sales of product lines added as a result of the Sun and Nine West acquisitions ($475.9 million and $957.2 million of the increase, respectively).  The breakdown of total revenues for both periods is as follows:

                                                                 Percent
  (In millions)                1999         1998     Increase     Change
                           ---------------------------------------------

  Wholesale apparel        $1,994.7     $1,500.3     $  494.4      33.0%
  Wholesale footwear
    and accessories           464.5            -        464.5         -
  Retail                      670.6        169.1        501.5     296.6%
  Other                        20.9         15.8          5.1      32.3%
                           ---------------------------------------------
    Total revenues         $3,150.7     $1,685.2     $1,465.5      87.0%
                           =============================================

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


mark up acquired Nine West inventory to market value upon acquisition; without this charge, the gross profit margin for 1999 would have been 40.4%.

    SG&A Expenses.  SG&A expenses of $788.7 million in 1999 represented an increase of $468.7 million over 1998.  As a percentage of total revenues, SG&A expenses increased to 25.0% in 1999 from 19.0% for 1998.  Sun and Nine West accounted for $107.6 million and $318.3 million, respectively, of the increase, with the remainder primarily due to increased royalty and advertising expenses.

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

    Net Income.  Net income increased 21.6% to $188.4 million in 1999, an increase of $33.5 million over the net income of $154.9 million earned in 1998.  Net income as a percentage of total revenues was 6.0% in 1999 and 9.2% in 1998.  Excluding the amortization of goodwill resulting from the Sun and Nine West acquisitions and the cost of sales purchase accounting adjustment, net income for 1999 and 1998 would have been $260.6 million ($2.21 per diluted share) and $159.1 million ($1.51 per diluted share), respectively.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal capital requirements have been to fund acquisitions, working capital needs, capital expenditures and repurchases of the Company's common stock on the open market.  The Company has historically relied primarily on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance its operations and expansion.  As of December 31, 2000, total cash and cash equivalents were $60.5 million, an increase of $13.5 million from the $47.0 million reported as of December 31, 1999.

    Cash Provided by Operations.  Net cash provided by operations was $339.2 million in 2000, $247.8 million in 1999 and $224.9 million in 1998.  The change in 2000 from the prior period was primarily due to higher net income before depreciation and amortization, offset by a larger increase in accounts receivable, including a $67.0 million payment in the first quarter of 2000 to discontinue Nine West's five-year Receivables Facility (see "Cash (Used in) Provided by Financing Activities").  The increase for 1999 was primarily due to higher net income before depreciation and amortization charges, with increases in trade receivables and decreases in accrued expenses and other liabilities offset by decreases in inventories, prepaid expenses and other current assets and increases in accounts payable.

    Cash Used in Investing Activities.  Net cash used in investing activities was $134.7 million in 2000, $506.4 million in 1999 and $157.7 million in 1998, with the decrease for 2000 and the increase for 1999 primarily due to the acquisition of Nine West in 1999.

    During 2000, $20.0 million in loans were made to company officers, of which $18.0 million was loaned to the Company's Chairman and Chief Executive Officer for his purchase of a residence in New York City.  This loan, which replaced an arrangement under which the Chairman has been provided the use of a Company-owned apartment, is secured by the residence and bears interest at the applicable federal rate under Internal Revenue Service ("IRS") regulations.


    Cash (Used in) Provided by Financing Activities.  Financing activities used $190.7 million of cash in 2000, primarily due to purchases of the Company's common stock and the refinancing of $71.0 million of acquired Victoria debt.

    Financing activities provided $176.9 million of cash in 1999, primarily from the issuance of $400.0 million of senior notes as well as a $136.3 million increase in bank borrowings, offset by $356.9 million in payments related to the repurchase of a portion of Nine West's outstanding notes.  In connection with the Nine West acquisition, the Company issued $175.0 million of 7.50% Senior Notes due 2004 and $225.0 million of 7.875% Senior Notes due 2006.  In addition to financing the cash portion of the acquisition, the proceeds of these notes and the increase in bank borrowings were also used to repurchase $93.9 million of Nine West's 9% Series B Senior Subordinated Notes due 2007, $185.2 million of Nine West's 5.5% Convertible Subordinated Notes Due 2003 (the "Nine West Convertible Notes") and $64.9 million of Nine West's 8.375% Series B Senior Notes due 2005 (the "Nine West Senior Notes").  The Company has assumed all obligations under the Nine West Convertible Notes and the Nine West Senior Notes, of which $130.1 million remained outstanding on December 31, 2000.  All the Company's notes pay interest semiannually and contain certain covenants, including, among others, restrictions on liens, sale-leaseback transactions, and additional secured debt.

    Financing activities provided $21.9 million of cash in 1998, the result of long-term debt issued for the acquisition and debt refinancing of Sun and additional repurchases of the Company's common stock.

    The Company repurchased $121.9 million, $2.8 million and $108.1 million of its common stock on the open market for 2000, 1999 and 1998, respectively.  As of December 31, 2000, a total of $356.9 million has been expended under announced programs to acquire up to $500.0 million of such shares.  The Company may authorize additional share repurchases in the future depending on, among other things, market conditions and the Company's financial condition.  Proceeds from the issuance of common stock to employees exercising stock options amounted to $27.6 million, $14.1 million and $9.4 million in 2000, 1999 and 1998, respectively.

    The terms of the acquisition agreement for Sun require the Company to pay the former Sun shareholders additional consideration of $2.00 for each $1.00 of Sun's earnings before interest and taxes (as defined in the merger agreement) for each of the years 1998 through 2001 that exceed certain targeted levels.  This additional consideration is to be paid 59% in cash and 41% in the Company's common stock, the value of which will be determined by the prices at which the common stock trades in a defined period preceding delivery in each year.  On April 5, 2000, the Company paid $26.6 million in cash and issued 669,323 shares of common stock (valued at $18.3 million) as additional consideration for the Sun acquisition related to 1999 earnings, which was recorded as additional goodwill in the second quarter of 2000.  The calculation for 2000 has not been finalized and will be paid and recorded as additional goodwill in the second quarter of 2001.

    The terms of the acquisition agreement for Victoria require the Company to pay the former Victoria shareholders additional consideration of $3.00 for each $1.00 of Victoria's earnings before interest and taxes (as defined in the securities purchase agreement) for each of the 12-month periods ending June 30, 2001 through 2003 that exceed certain targeted levels.  This additional consideration is to be paid 50% in cash and 50% in the Company's common stock, the value of which will be determined by the prices at which the common stock trades in a defined period preceding delivery in each year.

    During the first quarter of 2000, the Company terminated a five-year Receivables Facility (created in 1995 and amended in 1998) which permitted Nine West to obtain up to $132.0 million of funding based on the sale, without recourse, of eligible Nine West accounts receivable.  As a result of this termination, reported net accounts receivable will no longer be reduced by proceeds received under the Receivables Facility.  This termination did not affect the Company's liquidity.

    At December 31, 2000, the Company had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.45 billion under Senior Credit Facilities.  These facilities, of which


the entire amount is available for letters of credit or cash borrowings, provide for a $750.0 million 364-Day Revolving Credit Facility (increased from $500.0 million during the second quarter of 2000) and a $700.0 million Five-Year Revolving Credit Facility.  At December 31, 2000, $283.4 million in letters of credit was outstanding under the 364-Day Revolving Credit Facility and $225.0 million in cash borrowings was outstanding under the Company's Five-Year Revolving Credit Facility.  Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases.  The Senior Credit Facilities are unsecured and require the Company to satisfy both a net worth maintenance covenant and a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents, as well as other restrictions, including (subject to exceptions) limitations on the Company's ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers, and pay dividends.

    The Company also has a total of approximately $20.2 million of unsecured foreign lines of credit in  Australia and Canada under which $3.3 million was outstanding at December 31, 2000.

    In February 2001, the Company issued 20-year, zero coupon convertible senior debt securities. Gross proceeds of the offering were $402.5 million. The securities carry a 3.5% yield to maturity with a face value of $805.6 million and are convertible into common stock initially at $50.925 per share.  The proceeds were  used to repay amounts then outstanding under the Senior Credit Facilities and for general corporate purposes.

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

NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for all fiscal years beginning after June 15, 2000.  The adoption of SFAS No. 133 will not have a material impact on operating results or financial statement disclosures.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements."  SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements.  SAB 101 was adopted in 2000 and had no material impact on the Company's revenue recognition policy.

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


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

INTEREST RATES

    The Company's primary interest rate exposures relate to its fixed and variable rate debt and interest rate swaps.  The potential decrease in fair value of the Company's fixed rate long-term debt instruments resulting from a hypothetical 10% adverse change in interest rates was approximately $74.8 million at December 31, 2000.  The Company employs an interest rate hedging strategy utilizing swaps to effectively float a portion of its interest rate exposure on its fixed rate financing arrangements.

    The primary interest rate exposures on floating rate financing arrangements and interest rate swaps are with respect to United States, Canadian and Australian short-term rates.  The Company had approximately $1.5 billion in variable rate financing arrangements at December 31, 2000.  As of December 31, 2000, a hypothetical immediate 10% adverse change in interest rates, as they relate to the Company's outstanding variable rate financial instruments, would have had a $1.5 million unfavorable impact over a one-year period on the Company's earnings and cash flows.

FOREIGN CURRENCY EXCHANGE RATES

    The Company is exposed to market risk related to changes in foreign currency exchange rates.  The Company has assets and liabilities denominated in certain foreign currencies related to international subsidiaries, but has not hedged translation risk on these assets and liabilities due to the ability to hold them for an indefinite period.  The Company does not expect that a sudden or significant change in foreign exchange rates would have a material impact on results of operations, financial position, or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STATEMENT OF MANAGEMENT RESPONSIBILITY

To the Stockholders of Jones Apparel Group, Inc.

    The management of Jones Apparel Group, Inc. is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other financial information presented in this report.  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and properly reflect the effects of certain estimates and judgements made by management.

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

    The Company's consolidated financial statements have been audited by BDO Seidman, LLP, independent accountants.  Their audits were conducted in accordance with auditing standards generally accepted in the United States, and included a review of financial controls and tests of accounting records and procedures as they considered necessary in the circumstances.


    The Audit Committee of the Board of Directors, which consists of independent, non-executive directors, meets regularly with management, the internal auditors and the independent accountants to review accounting, reporting, auditing and internal control matters.  The committee has direct and private access to both internal and external auditors.

/s/ Sidney Kimmel                              /s/ Wesley R. Card

Sidney Kimmel                                  Wesley R. Card
Chairman                                            Chief Financial Officer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Jones Apparel Group, Inc.

    We have audited the accompanying consolidated balance sheets of Jones Apparel Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Apparel Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
New York, New York
February 2, 2001


Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in millions except per share data)

December 31,                                                      2000       1999
---------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                   $   60.5  $   47.0
  Accounts receivable                                            398.0      271.1
  Inventories                                                    557.2      619.6
  Prepaid and refundable income taxes                                -       34.5
  Deferred taxes                                                  70.6       98.9
  Prepaid expenses and other current assets                       95.4       59.5
                                                              -------------------
    TOTAL CURRENT ASSETS                                       1,181.7    1,130.6

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated
  depreciation and amortization                                  222.5      239.8
GOODWILL, less accumulated amortization                        1,086.8      989.9
OTHER INTANGIBLES, at cost, less accumulated amortization        371.6      345.4
OTHER ASSETS                                                     116.6       86.3
                                                              -------------------
                                                              $2,979.2   $2,792.0
                                                              ===================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt and current portion of long-term
    debt and capital lease obligations                        $  499.8   $  266.9
  Accounts payable                                               210.9      205.1
  Income taxes payable                                            13.1          -
  Accrued restructuring costs                                     29.5       61.1
  Accrued employee compensation                                   32.8       35.0
  Accrued expenses and other current liabilities                 100.7       93.3
                                                              -------------------
    TOTAL CURRENT LIABILITIES                                    886.8      661.4
                                                              -------------------
NONCURRENT LIABILITIES:
  Long-term debt                                                 547.2      801.5
  Obligations under capital leases                                29.0       32.7
  Other                                                           39.0       55.4
                                                              -------------------
    TOTAL NONCURRENT LIABILITIES                                 615.2      889.6
                                                              -------------------
    TOTAL LIABILITIES                                          1,502.0    1,551.0
                                                              -------------------

COMMITMENTS AND CONTINGENCIES                                        -          -

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value - shares authorized 1.0;
    none issued                                                      -          -
  Common stock, $.01 par value - shares authorized 200.0;
    issued 137.6 and 134.6                                         1.4        1.4
  Additional paid-in capital                                     752.0      693.0
  Retained earnings                                            1,084.1      782.2
  Accumulated other comprehensive income                          (2.4)       0.3
                                                              -------------------
                                                               1,835.1    1,476.9
  Less treasury stock, 17.5 and 12.0 shares, at cost            (357.9)    (235.9)
                                                              -------------------
    TOTAL STOCKHOLDERS' EQUITY                                 1,477.2    1,241.0
                                                              -------------------
                                                              $2,979.2   $2,792.0
                                                              ===================

See accompanying notes to consolidated financial statements


Jones Apparel Group, Inc.
Consolidated Statements of Income
(All amounts in millions except per share data)

Year Ended December 31,                            2000         1999         1998
---------------------------------------------------------------------------------
NET SALES                                      $4,120.5     $3,129.8     $1,669.4
LICENSING INCOME (NET)                             22.2         20.9         15.8
                                               ----------------------------------
  Total revenues                                4,142.7      3,150.7      1,685.2

COST OF GOODS SOLD                              2,433.4      1,876.9      1,098.3
PURCHASE ACCOUNTING ADJUSTMENTS
  TO COST OF GOODS SOLD (1)                         3.1         84.6          2.4
                                               ----------------------------------
  Gross profit                                  1,706.2      1,189.2        584.5

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                      1,064.7        788.7        320.0
AMORTIZATION OF GOODWILL                           36.9         22.3          2.7
                                               ----------------------------------
  Operating income                                604.6        378.2        261.8

INTEREST EXPENSE AND FINANCING COSTS              103.8         66.9         11.8
INTEREST INCOME                                    (2.3)        (3.3)        (1.8)
                                               ----------------------------------
  Income before provision for income taxes        503.1        314.6        251.8

PROVISION FOR INCOME TAXES                        201.2        126.2         96.9
                                               ----------------------------------
NET INCOME                                       $301.9       $188.4       $154.9
                                               ==================================

EARNINGS PER SHARE
  Basic                                           $2.54        $1.65        $1.52
  Diluted                                         $2.48        $1.60        $1.47

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic                                           119.0        114.1        101.6
  Diluted                                         121.9        118.0        105.1

(1) Reflects a non-cash increase in cost of goods sold attributable to the fair value of inventory over cost, recorded as a result of the acquisitions of Victoria, Nine West and Sun as required by the purchase method of accounting.

 See accompanying notes to consolidated financial statements


Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity
(All amounts in millions)

                                                        Total                                     Accumulated
                                                       stock-            Additional                     other
                                                     holders'   Common      paid-in   Retained  comprehensive  Treasury
                                                       equity    stock      capital   earnings         income     stock
-----------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1998                             $  435.6     $0.5       $122.6   $  438.9          $(1.5)  $(124.9)

YEAR ENDED DECEMBER 31, 1998:
  Comprehensive income:
    Net income                                          154.9        -            -      154.9              -         -
    Foreign currency translation adjustments             (0.8)       -            -          -           (0.8)        -
                                                       ------
      Total comprehensive income                        154.1
                                                       ------
  Amortization of deferred compensation in
    connection with executive stock options               0.2        -          0.2          -              -         -
  Stock issued relating to acquisition of Sun            97.3      0.1         97.2          -              -         -
  Exercise of stock options                               9.4        -          9.5          -              -      (0.1)
  Tax benefit derived from exercise of stock options      5.9        -          5.9          -              -         -
  Effect of 2-for-1 stock split                             -      0.6         (0.6)         -              -         -
  Treasury stock acquired                              (108.1)       -            -          -              -    (108.1)
-----------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                              594.4      1.2        234.8      593.8           (2.3)   (233.1)

YEAR ENDED DECEMBER 31, 1999:
  Comprehensive income:
    Net income                                          188.4        -            -      188.4              -         -
    Foreign currency translation adjustments              2.6        -            -          -            2.6         -
                                                       ------
    Total comprehensive income                          191.0
                                                       ------
  Amortization of deferred compensation in
    connection with executive stock options               0.1        -          0.1          -              -         -
  Stock issued relating to acquisition of Nine West     421.7      0.2        421.5          -              -         -
  Stock issued as additional consideration for
    acquisition of Sun                                   14.3        -         14.3          -              -         -
  Exercise of stock options                              14.1        -         14.1          -              -         -
  Tax benefit derived from exercise of stock options      8.4        -          8.4          -              -         -
  Treasury stock acquired                                (2.8)       -            -          -              -      (2.8)
  Other                                                  (0.2)       -         (0.2)         -              -         -
-----------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                            1,241.0      1.4        693.0      782.2            0.3    (235.9)

YEAR ENDED DECEMBER 31, 2000:
  Comprehensive income:
    Net income                                          301.9        -            -      301.9              -         -
    Foreign currency translation adjustments             (2.7)       -            -          -           (2.7)        -
                                                        -----
    Total comprehensive income                          299.2
                                                        -----
  Amortization of deferred compensation in
    connection with executive stock options               1.1        -          1.1          -              -         -
  Stock issued as additional consideration for
    acquisition of Sun                                   18.3        -         18.3          -              -         -
  Exercise of stock options                              27.6        -         27.7          -              -      (0.1)
  Tax benefit derived from exercise of stock options     11.9        -         11.9          -              -         -
  Treasury stock acquired                              (121.9)       -            -          -              -    (121.9)
-----------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                           $1,477.2     $1.4       $752.0   $1,084.1          $(2.4)  $(357.9)
=======================================================================================================================

See accompanying notes to consolidated financial statements


Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows
(All amounts in millions)

Year Ended December 31,                            2000         1999         1998
---------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $301.9       $188.4       $154.9
                                                 --------------------------------
Adjustments to reconcile net income to net
  cash provided by operating activities,
  net of acquisitions:
    Amortization of goodwill                       36.9         22.3          2.7
    Depreciation and other amortization            72.4         53.1         18.5
    Provision for losses on trade receivables         -          5.4          0.2
    Deferred taxes                                 64.1         40.8          4.9
    Other                                           5.4          0.1          0.5
  Decrease (increase) in:
    Accounts receivable, including a $67.0
      payment in 2000 to terminate Nine
      West's accounts receivable
      securitization program                     (135.1)       (59.2)        (7.8)
    Inventories                                    45.3         84.5         66.3
    Prepaid expenses and other current assets      (2.2)        33.7        (10.3)
    Other assets                                   (0.7)       (17.3)        (0.9)
  Increase (decrease) in:
    Accounts payable                                3.9         44.9        (17.0)
    Taxes payable, net of prepaid and
      refundable income taxes                      58.0        (41.2)        18.8
    Accrued expenses and other liabilities       (110.7)      (107.7)        (5.9)
                                                 --------------------------------
    Total adjustments                              37.3         59.4         70.0
                                                 --------------------------------
    Net cash provided by operating activities     339.2        247.8        224.9
                                                 --------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired              (29.1)      (436.2)      (121.0)
  Additional consideration paid for
    acquisition of Sun                            (26.6)       (20.1)           -
  Capital expenditures                            (46.8)       (29.7)       (48.5)
  Acquisition of intangibles                       (2.0)       (29.6)           -
  Loans to officers                               (20.0)           -            -
  Other                                           (10.2)         9.2         11.8
                                                 --------------------------------
    Net cash used in investing activities        (134.7)      (506.4)      (157.7)
                                                 --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Senior Notes, net of discount           -        396.4        264.7
  Debt issuance costs                                 -         (5.6)        (7.6)
  Repurchase of Nine West Senior Notes                -       (344.0)           -
  Premiums paid on repurchase of Nine West
    Senior Notes                                      -        (12.9)           -
  Refinancing of acquired long-term debt          (71.0)           -       (237.8)
  Net borrowings under long-term
    credit facilities                             (20.9)       136.3        105.3
  Principal payments on capital leases             (4.5)        (4.4)        (4.0)
  Purchases of treasury stock                    (121.9)        (2.8)      (108.1)
  Proceeds from exercise of stock options          27.6         14.1          9.4
  Other                                               -         (0.2)           -
                                                 --------------------------------
    Net cash (used in) provided by
      financing activities                       (190.7)       176.9         21.9
                                                 --------------------------------

EFFECT OF EXCHANGE RATES ON CASH                   (0.3)        (0.3)        (0.2)
                                                 --------------------------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                             13.5        (82.0)        88.9

CASH AND CASH EQUIVALENTS, BEGINNING               47.0        129.0         40.1
                                                 --------------------------------
CASH AND CASH EQUIVALENTS, ENDING                $ 60.5       $ 47.0       $129.0
                                                 ================================

See accompanying notes to consolidated financial statements


Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements

SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation
    The consolidated financial statements include the accounts of Jones Apparel Group, Inc. and its wholly-owned subsidiaries (collectively, the "Company").  All significant intercompany balances and transactions have been eliminated.

    The Company designs, contracts for the manufacture of, manufactures and markets a broad range of women's collection sportswear, suits and dresses, casual sportswear and jeanswear for men, women and children, and women's shoes and accessories.  The Company sells its products through a broad array of distribution channels, including better specialty and department stores and mass merchandisers.  The Company also operates its own network of retail and factory outlet stores.  In addition, the Company licenses the use of several of its brand names to select manufacturers of women's and men's apparel and accessories.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Credit Risk
    Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and accounts receivable.  The Company places its cash and cash equivalents in investment-grade, short-term debt instruments with high quality financial institutions and the U.S. Government and, by policy, limits the amount of credit exposure in any one financial instrument.  The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers.  The allowance for non-collection of accounts receivable is based upon the expected collectibility of all accounts receivable.

Derivative Financial Instruments
    Derivative financial instrument contracts are used by the Company when deemed appropriate to manage exposure to changes in interest rates and foreign currency exchange rates.  Differentials to be paid or received under interest rate contracts are recognized in income over the life of the contracts as adjustments to interest expense.  Gains and losses on contracts designated as hedges of existing assets and liabilities denominated in foreign currencies are recognized in income.  The Company does not use financial instruments for trading or other speculative purposes.

Inventories
    Inventories are valued at the lower of cost or market.  Approximately 79% and 74% of inventories were determined by using the FIFO (first in, first out) method of valuation as of December 31, 2000 and 1999, respectively; the remainder were determined by the weighted average cost and retail methods.  The Company makes provisions for obsolete or slow moving inventories as necessary to properly reflect inventory value.

Property, Plant, Equipment and Depreciation
    Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets ranging from three to 31.5 years.


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

Foreign Currency Translation
    The financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation."  Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period.  Gains and losses resulting from translation are accumulated in a separate component of stockholders' equity.  Where the local currency of a foreign subsidiary is not its functional currency, financial statements are translated at either current or historical exchange rates, as appropriate.  These adjustments, along with gains and losses on currency transactions, are reflected in the consolidated statements of income.

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

Shipping and Handling Costs
    Shipping and handling costs billed to customers are recorded as revenue.  The costs associated with shipping goods to customers are recorded as a cost of sales.

Advertising Expense
    The Company records national advertising campaign costs as an expense when the advertising takes place and cooperative advertising costs as incurred.  Advertising expense was $50.2 million, $37.5 million and $11.3 million in 2000, 1999 and 1998, respectively.

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


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

                                           2000       1999       1998
                                         ----------------------------
     Number of options (in millions)        5.8        3.3        4.4
     Weighted-average exercise price     $31.51     $37.60     $24.66

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

New Accounting Standards
    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for all fiscal years beginning after June 15, 2000.  The adoption of SFAS No. 133 will not have a material impact on operating results or financial statement disclosures.

    In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements."  SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements.  SAB 101 was adopted in 2000 and had no material impact on the Company's revenue recognition policy.


ACQUISITIONS

    On July 31, 2000, the Company purchased 100% of the outstanding securities of Victoria, a privately-held corporation. Victoria is a leading designer and marketer of branded and private label costume jewelry.  The total purchase price was $93.8 million, including $16.8 million in cash payments (of which $2.0 million is payable in 2002) and the assumption of $77.0 million of Victoria's funded debt and accrued interest.  This funded debt was refinanced by the Company through its existing credit facilities.  In addition, the stockholders of Victoria are entitled to receive future payments in the form of cash and common stock of the Company if certain earnings targets are met in 2001, 2002 and 2003.

    The acquisition has been accounted for under the purchase method of accounting for business combinations.  Accordingly, the consolidated financial statements include the results of operations of Victoria from the acquisition date.  The purchase price was allocated to Victoria's assets and liabilities, tangible and intangible (as determined by an independent appraiser), with the excess of the purchase price over the fair value of the net assets acquired of approximately $40.1 million being amortized on a straight-line basis over 30 years.

    On June 15, 1999, the Company acquired Nine West, a leading designer, developer and marketer of women's footwear and accessories.  In the acquisition, the Company purchased all the outstanding shares of Nine West's common stock for a total purchase price of $466.1 million in cash and approximately 17.1 million shares of common stock, valued for financial reporting purposes at $24.35 per share (the average closing price for the week containing March 1, 1999, the date the definitive Agreement and Plan of Merger was signed).  In addition, the Company assumed $493.7 million of Nine West's outstanding debt, a portion of which has been refinanced.

    The acquisition has been accounted for under the purchase method of accounting for business combinations.  Accordingly, the consolidated financial statements include the results of operations of Nine West from the acquisition date.  The purchase price was allocated to Nine West's assets and liabilities, tangible and intangible (as determined by an independent appraiser), with the excess of the purchase price over the fair value of the net assets acquired of approximately $712.5 million being amortized on a straight-line basis over 30 years.

    The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if both acquisitions and their related financing had taken place on January 1, 1999.  These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 1999, or which may result in the future.

  Year Ended December 31,                       2000             1999
  -------------------------------------------------------------------
  Total revenues (in millions)              $4,179.3         $4,033.3
  Net income (in millions)                    $275.1           $186.4
  Basic earnings per common share              $2.31            $1.50
  Diluted earnings per common share            $2.26            $1.45

ACCRUED RESTRUCTURING COSTS

    In connection with the acquisitions of Nine West and Sun, the Company assessed and formulated plans to restructure certain operations of each company.  These plans involved the closure of manufacturing facilities, certain offices, foreign subsidiaries, and selected domestic and international retail locations.  The objectives of the plans were to eliminate unprofitable or marginally profitable lines of business and reduce overhead expenses.  The accrual of these costs and liabilities is as follows:


                                             Balance at        Net  Payments and         Balance at
  (In millions)                       December 31, 1999  Additions    Reductions  December 31, 2000
                                      -----------------  ---------  ------------  -----------------

  Severance and other employee costs              $26.7      $13.5         $32.6              $ 7.6
  Closing of retail stores                         15.0      (10.2)          0.2                4.6
  Consolidation of facilities                      14.4        3.4           4.7               13.1
  Other                                             5.0       (0.2)          0.6                4.2
                                      -----------------  ---------  ------------  -----------------
  Total                                           $61.1      $ 6.5         $38.1              $29.5
                                      =================  =========  ============  =================

    Estimated severance payments and other employee costs of $7.6 million accrued at December 31, 2000 relate to the remaining estimated severance for approximately 675 employees at locations to be closed.  Employee groups affected (totaling an estimated 4,100 employees) include retail sales personnel at closed store locations, accounting, administrative, customer service and management personnel at closed facilities, manufacturing and production personnel at closed plant locations and duplicate corporate headquarters management and administrative personnel.  During 2000, $32.6 million of the reserve was utilized (relating to severance and related costs for approximately 1,520 employees).

    Accrued liabilities for the closing of Nine West retail stores of $4.6 million at December 31, 2000 relate primarily to lease obligations and other closing costs for the remaining 15 stores to be closed after December 31, 2000 from the 250 stores originally identified to be closed.

    The $13.1 million accrued at December 31, 2000 for the consolidation of facilities relate primarily to expected costs to be incurred, including lease obligations, for closing certain Nine West facilities in connection with consolidating their operations into other existing Company facilities.

    The net addition of $6.5 million relating to the Nine West acquisition was recorded as an increase to goodwill.  Any additional costs relating to Nine West or Sun will be charged to operations in the period in which they occur.

ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

  December 31,                                         2000        1999
  ---------------------------------------------------------------------
  (In millions)

  Accounts receivable                                $410.4      $176.3
  Securitized interest in accounts receivable             -       121.4
  Allowance for doubtful accounts                     (12.4)      (26.6)
                                                     ------------------
                                                     $398.0      $271.1
                                                     ==================

    As of December 31, 1999, the Company had an agreement with a financial institution under which it could sell, without recourse, its interest in certain trade accounts receivable.  As of December 31, 1999, the Company had sold $188.4 million of outstanding trade accounts receivable, had received proceeds of $67.0 million and had a subordinated interest in the remaining outstanding receivables of $121.4 million.  The level of the Company's securitized interests in outstanding receivables sold under the agreement was capped at $132.0 million and the program had an effective interest rate of 6.5%.  During the first quarter of 2000, the Company terminated this facility.


INVENTORIES

    Inventories are summarized as follows:

  December 31,                                         2000        1999
  ---------------------------------------------------------------------
  (In millions)

  Raw materials                                      $ 30.0      $ 25.6
  Work in process                                      52.7        42.5
  Finished goods                                      474.5       551.5
                                                     ------------------
                                                     $557.2      $619.6
                                                     ==================

PROPERTY, PLANT AND EQUIPMENT

    Major classes of property, plant and equipment are as follows:

  December 31,                                         2000        1999
  ---------------------------------------------------------------------
  (In millions)

  Land and buildings                                 $ 81.6      $ 80.9
  Leasehold improvements                              116.3       128.4
  Machinery and equipment                             151.2       132.3
  Furniture and fixtures                               64.9        73.8
  Construction in progress                             14.4         9.3
                                                     ------------------
                                                      428.4       424.7
  Less: accumulated depreciation and amortization     205.9       184.9
                                                     ------------------
                                                     $222.5      $239.8
                                                     ==================

    Depreciation and amortization expense relating to property, plant and equipment was $51.1 million, $38.0 million and $17.1 million in 2000, 1999 and 1998, respectively.

    Included in property, plant and equipment are the following capitalized leases:

  December 31,                                         2000        1999
  ---------------------------------------------------------------------
  (In millions)

  Buildings                                          $ 48.6      $ 48.6
  Machinery and equipment                               4.7         4.0
                                                     ------------------
                                                       53.3        52.6
  Less: accumulated amortization                       13.1         9.5
                                                     ------------------
                                                     $ 40.2      $ 43.1
                                                     ==================


OTHER INTANGIBLE ASSETS

    Other intangible assets consist of the following:

                                                                             Useful
                                                                              lives
  December 31,                                         2000        1999      (years)
  ---------------------------------------------------------------------------------
  (In millions)

  Trademarks                                         $358.1      $346.1     8 to 30
  License agreements                                   44.9        33.3   5.5 to 19
  Other                                                 2.9           -           5
                                                     ------------------
                                                      405.9       379.4
  Less: accumulated amortization                       34.3        34.0
                                                     ------------------
                                                     $371.6      $345.4
                                                     ==================

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

    At December 31, 2000, the Company had outstanding two fixed-to-floating interest rate swaps with an aggregate notional principal amount of $200.0 million.  The Company's 2000 weighted average interest rate on long-term debt of 7.3% was not significantly impacted by outstanding financial instruments.  Differentials which occur due to changes in interest rates are recognized in interest expense during the period to which the payment/receipt relates.  The Company's interest rate swaps have expiration dates of June 2004 and June 2006.

    At December 31, 2000 and 1999, the fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

  December 31,                                         2000                    1999
  -----------------------------------------------------------------------------------------
  (In millions)                                Carrying        Fair    Carrying        Fair
                                                 Amount       Value      Amount       Value
                                               --------    --------    --------    --------

  Short-term borrowings                        $  228.3    $  228.3    $  256.1    $  256.1
  Long-term debt, including current portion       813.7       772.5       808.2       803.2
  Interest rate swaps                                 -         5.1           -        (3.9)
                                               --------    --------    --------    --------
                                               $1,042.0    $1,005.9    $1,064.3    $1,055.4
                                               ========    ========    ========    ========


    Gains and losses arising from foreign currency exchange contracts are recorded when the related hedged transaction occurs.  The Company had no net outstanding foreign exchange contracts as of December 31, 2000 or 1999.

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

SIGNIFICANT CUSTOMERS

    A significant portion of the Company's sales are to retailers throughout the United States and Canada.  The Company has two significant customers in its wholesale apparel and wholesale footwear and accessories operating segments.  Sales to department stores owned by The May Department Stores Company ("May") accounted for 14%, 14% and 16% of consolidated total revenues for the years ended December 31, 2000, 1999 and 1998, respectively.  Sales to department stores owned by Federated Department Stores, Inc. ("Federated") accounted for 14%, 14% and 16% of consolidated total revenues for the years ended December 31, 2000, 1999 and 1998, respectively.  May and Federated accounted for approximately 23% of accounts receivable at December 31, 2000.

CREDIT FACILITIES

    At December 31, 2000, the Company had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.45 billion under Senior Credit Facilities.  These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for a $750.0 million 364-Day Revolving Credit Facility (increased from $500.0 million during the second quarter of 2000) and a $700.0 million Five-Year Revolving Credit Facility.  At December 31, 2000, $283.4 million in letters of credit was outstanding under the 364-Day Revolving Credit Facility and $225.0 million in cash borrowings was outstanding under the Company's Five-Year Revolving Credit Facility.  Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases.  The Senior Credit Facilities are unsecured and require the Company to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on the Company's ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers, and pay dividends.

    Prior to the Nine West acquisition, the Company had similar credit arrangements with several lending institutions to borrow an aggregate principal amount of up to $550.0 million under Senior Credit Facilities.

    The Company also has various unsecured foreign lines of credit in Australia and Canada aggregating approximately $20.2 million, under which $3.3 million was outstanding at December 31, 2000.  The weighted-average interest rate of the Company's credit facilities was 7.3% at December 31, 2000.


LONG-TERM DEBT

    Long-term debt consists of the following:

  December 31,                                         2000        1999
  ---------------------------------------------------------------------
  (In millions)

  6.25% Senior Notes due 2001, net of unamortized
    discount of $0.1 and $0.2                         $264.9     $264.8
  5.5% Convertible Subordinated Notes due 2003           0.5        0.5
  7.50% Senior Notes due 2004, net of unamortized
    discount of $1.0 and $1.3                          174.0      173.7
  8.375% Series B Senior Notes due 2005, net of
    unamortized discount of $0.5 and $0.6              129.1      129.0
  7.875% Senior Notes due 2006, net of unamortized
    discount of $1.7 and $2.0                          223.3      223.0
  9% Series B Senior Subordinated Notes due 2007         0.1        0.1
  6.98% Industrial revenue bonds, final payment
    due 2008                                            10.4       12.0
  Other debt                                            11.4        5.1
                                                      -----------------
                                                       813.7      808.2
  Less: current portion                                266.5        6.7
                                                      -----------------
                                                      $547.2     $801.5
                                                      =================

    Long-term debt maturities for each of the next five years are $266.5 million in 2001, $4.1 million in 2002, $3.2 million in 2003, $177.7 million in 2004 and $137.6 million in 2005.  All of the Company's notes pay interest semiannually and contain certain covenants, including, among others, restrictions on liens, sale-leaseback transactions, and additional secured debt.

OBLIGATIONS UNDER CAPITAL LEASES

    Obligations under capital leases consist of the following:

  December 31,                                         2000        1999
  ---------------------------------------------------------------------
  (In millions)

  Warehouses, office facilities and equipment       $  34.0     $  36.8
  Less: current portion                                 5.0         4.1
                                                    -------------------
  Obligations under capital leases - noncurrent     $  29.0     $  32.7
                                                    ===================

    The Company occupies warehouse and office facilities leased from the City of Lawrenceburg, Tennessee.  Four ten-year net leases run until February 2004, July 2005, May 2006 and April 2007, respectively, and require minimum annual rent payments of $0.5 million, $0.5 million, $0.5 million, and $1.0 million, respectively, plus accrued interest.  In connection with these leases, the Company guaranteed $25.0 million of Industrial Development Bonds issued in order to construct the facilities, $12.9 million of which remained unpaid as of December 31, 2000.  The financing agreement with the issuing authority requires the Company to comply with the same financial covenants required by the Company's Senior Credit Facilities (see "Credit Facilities").

    The Company also leases warehouse and office facilities in Bristol, Pennsylvania.  Two 15-year net leases run until March and October 2013, respectively, and require minimum annual rent payments of $1.2 million and $0.8 million, respectively.


    The Company also leases various equipment under three to five-year leases at an aggregate annual rental of $1.8 million.  The equipment has been capitalized at its fair market value of $4.2 million, which approximates the present value of the minimum lease payments.

    The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 31, 2000:

  Year Ending December 31,
  ------------------------
  (In millions)

  2001                                              $  9.7
  2002                                                10.2
  2003                                                 3.2
  2004                                                 2.8
  2005                                                 2.5
  Later years                                         18.5
                                                    ------
  Total minimum lease payments                        46.9
  Less: amount representing interest                  12.9
                                                    ------
  Present value of net minimum lease payments       $ 34.0
                                                    ======

COMMITMENTS AND CONTINGENCIES

    (a) CONTINGENT LIABILITIES.  The Company has been named as a defendant in various actions and proceedings, including actions brought by certain employees whose employment has been terminated arising from its ordinary business activities.  Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on its financial position or results of operations.

    (b) ROYALTIES.  Under exclusive licenses to manufacture certain items under the Lauren by Ralph Lauren and Ralph by Ralph Lauren trademarks pursuant to license and design service agreements with Polo Ralph Lauren Corporation ("Polo"), the Company is obligated to pay Polo a percentage of net sales of Lauren by Ralph Lauren and Ralph by Ralph Lauren products.  A minimum payment of $7.0 million is due for the year  2001 under the Lauren by Ralph Lauren agreements and minimum payments of $5.3 million are due for each of the years 2002 and 2003 under the Ralph by Ralph Lauren agreements.  The Company exercised its option in January 2001 to renew the Lauren by Ralph Lauren agreements through December 31, 2006, with minimum payments for each of the years in this renewal period set at 90% of the actual payments due for 2001.  The Ralph by Ralph Lauren agreements expire on December 31, 2003 and each provides for an additional renewal option through December 31, 2006 upon expiration, provided that certain sales levels have been met.

    Under a similar exclusive license to manufacture certain items under the Polo Jeans Company trademark pursuant to license and design service agreements with Polo, the Company is obligated to pay Polo a percentage of net sales of Polo Jeans Company products.  The Company is also obligated to spend on advertising a percentage of net sales of these licensed products.  The agreements expire on December 31, 2005 and may be renewed by the Company in five-year increments for up to 25 additional years if certain sales requirements are met.  Renewal of the Polo Jeans Company license after 2010 requires a one-time payment by the Company of $25.0 million or, at the Company's option, a transfer of a 20% interest in its Polo Jeans Company business to Polo (with no fees required for subsequent renewals).  Polo also has an option, exercisable on or before June 1, 2010, to purchase the Company's Polo Jeans Company business at the end of 2010 for a purchase price, payable in cash, equal to 80% of the then fair market value of the business as a going concern, assuming continuation of the Polo Jeans license through 2030.


    In June 2000, the Company acquired an exclusive license to manufacture and market in Canada certain products under the Polo Jeans Company and Polo Ralph Lauren trademarks pursuant to license and design service agreements with Polo.  The agreements provide for payment by the Company of a percentage of net sales of the licensed products against guaranteed minimum royalty and design service payments of C$1.3 million in 2001, C$1.5 million in 2002, C$1.6 million in 2003, C$2.3 million in 2004 and C$2.5 million in 2005.  The Company is also obligated to spend on advertising a percentage of net sales of these licensed products.  The agreements expire on December 31, 2005 and are renewable for an additional five years provided that the Company achieves certain minimum sales levels.

    As a result of the acquisition of Victoria, the Company obtained the exclusive license to produce and sell costume jewelry in the United States and Canada under the Tommy Hilfiger trademark, which expires on December 31, 2004.  Upon expiration, the Company has the right to renew the license for an additional three-year period, provided that it meets certain minimum sales levels.  The agreement provides for payment by the Company of a percentage of net sales against guaranteed minimum royalty and advertising payments as set forth in the agreement.  The Company also obtained the exclusive, worldwide license to produce, market and distribute costume jewelry under the Givenchy mark, which expires on December 31, 2002.  Minimum royalties under these agreements amount to $1.6 million in 2001, $1.8 million in 2002, $1.5 million in 2003 and $1.9 million in 2004.

    (c) LEASES.  Total rent expense charged to operations for the years ended December 31, 2000, 1999 and 1998 was $152.1 million, $106.5 million and $27.4 million, respectively.

    The following is a schedule of future minimum rental payments required under operating leases for the next five years:

  Year Ending December 31,
  ------------------------
  (In millions)

  2001                                              $ 85.3
  2002                                                78.5
  2003                                                70.2
  2004                                                59.0
  2005                                                50.1
  Later years                                        151.9
                                                    ------
                                                    $495.0
                                                    ======

    Certain of the leases provide for renewal options and the payment of real estate taxes and other occupancy costs.

COMMON STOCK

    The Board of Directors has authorized several repurchase programs to repurchase the Company's common stock from time to time in open market transactions totaling $500.0 million.  As of December 31, 2000, 17.4 million shares had been acquired at a cost of $356.9 million.  There is no time limit for the utilization of the amounts remaining under any uncompleted programs.


INCOME TAXES

    The following summarizes the provision for income taxes:

  Year Ended December 31,                              2000        1999        1998
  ---------------------------------------------------------------------------------
  (In millions)

  Current:
    Federal                                          $114.9      $ 81.0      $ 79.4
    State and local                                     9.6         4.5         9.1
    Foreign                                            12.6        (0.1)        3.5
                                                     ------------------------------
                                                      137.1        85.4        92.0
                                                     ------------------------------
  Deferred:
    Federal                                            55.3        24.5         2.7
    State and local                                     8.5         8.1         2.0
    Foreign                                             0.3         8.2         0.2
                                                     ------------------------------
                                                       64.1        40.8         4.9
                                                     ------------------------------
  Provision for income taxes                         $201.2      $126.2       $96.9
                                                     ==============================

    The domestic and foreign components of income before provision for income taxes were as follows:

  Year Ended December 31,                              2000        1999        1998
  ---------------------------------------------------------------------------------
  (In millions)

  United States                                      $480.6      $293.4      $243.8
  Foreign                                              22.5        21.2         8.0
                                                     ------------------------------
  Income before provision for income taxes           $503.1      $314.6      $251.8
                                                     ==============================

    The provision for income taxes on adjusted historical income differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

  Year Ended December 31,                               2000       1999        1998
  ---------------------------------------------------------------------------------
  (In millions)

  Provision for Federal income taxes
    at the statutory rate                             $176.1     $110.1      $ 88.1
  State and local income taxes, net of
    federal benefit                                     11.8        7.9         7.2
  Amortization of goodwill                              13.0        7.8         0.9
  Amortization of excess of net assets
    acquired over cost                                     -          -        (0.5)
  Other items, net                                       0.3        0.4         1.2
                                                      -----------------------------
  Provision for income taxes                          $201.2     $126.2      $ 96.9
                                                      =============================

    The Company has not provided for U.S. Federal and foreign withholding taxes on $18.9 million of foreign subsidiaries' undistributed earnings as of December 31, 2000.  Such earnings are intended to be reinvested indefinitely.


    The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

  December 31,                                         2000        1999
  ---------------------------------------------------------------------
  (In millions)

  Deferred tax assets (liabilities):
    Nondeductible accruals and allowances            $ 67.1      $ 82.6
    Depreciation and amortization                      37.4        45.8
    Intangible asset valuation                        (76.9)      (65.4)
    Loss carryforwards                                 18.3           -
    Other (net)                                        15.9        31.7
                                                     ------------------
    Net deferred tax asset                           $ 61.8      $ 94.7
                                                     ==================
  Included in:
    Current assets                                   $ 70.6      $ 98.9
    Accrued expenses and other current liabilities        -        (4.2)
    Noncurrent liabilities                             (8.8)          -
                                                     ------------------
    Net deferred tax asset                           $ 61.8      $ 94.7
                                                     ==================

    As of December 31, 2000, the Company had capital loss carryforwards of $43.0 million, which expire in 2005, and operating loss carryforwards of $5.6 million, which expire in 2019.

STATEMENT OF CASH FLOWS

  Year Ended December 31,                              2000        1999        1998
  ---------------------------------------------------------------------------------
  (In millions)

  Detail of acquisitions:
    Fair value of assets acquired                    $131.0    $1,742.7      $537.3
    Liabilities assumed                              (101.9)     (884.8)     (319.0)
    Common stock and options issued                       -      (421.7)      (97.3)
                                                     ------------------------------
    Net cash paid for acquisitions                     29.1       436.2       121.0
    Cash acquired in acquisitions                       0.8        29.8         6.5
                                                     ------------------------------
    Cash paid for acquisitions                       $ 29.9    $  466.0      $127.5
                                                     ==============================

  Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest                                       $ 96.4      $ 66.4      $  6.0
      Income taxes                                     78.6       119.3        75.7

  Supplemental disclosures of non-cash investing
    and financing activities:
      Equipment acquired through capital
        lease financing                                 1.3         1.8        21.6
      Tax benefits related to stock options            11.9         8.4         5.9
      Common stock issued as additional
        consideration for acquisition of Sun           18.3        14.3           -


STOCK OPTIONS

    Under three stock option plans, the Company may grant stock options and other awards from time to time to key employees, officers, directors, advisors and independent consultants to the Company or to any of its subsidiaries.  In general, options become exercisable over a five-year period from the grant date and expire 10 years after the date of grant.  In certain cases for non-employee directors, options become exercisable six months after the grant date and expire 10 years after date of grant.  Shares available for future option grants at December 31, 2000, totaled 2.1 million.

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

    The following table summarizes information about stock option transactions (options in millions):

                                          2000              1999              1998
                                    ---------------   ---------------   ---------------
                                           Weighted          Weighted          Weighted
                                            Average           Average           Average
                                           Exercise          Exercise          Exercise
                                    Options   Price   Options   Price   Options   Price
                                    ---------------   ---------------   ---------------

  Outstanding at beginning of year     12.6  $22.29      10.9  $16.73       9.8  $14.44
  Nine West option conversions            -       -       0.9  $56.22         -       -
  Granted                               6.2  $26.20       2.6  $29.99       2.4  $22.98
  Exercised                            (2.3) $12.12      (1.4)  $9.59      (1.0)  $9.03
  Cancelled/forfeited                  (0.8) $34.23      (0.4) $43.51      (0.3) $19.13
                                    ---------------   ---------------   ---------------
  Outstanding at December 31           15.7  $24.70      12.6  $22.29      10.9  $16.73
                                    ===============   ===============   ===============

    The following table summarizes information about stock options outstanding at December 31, 2000 (options in millions):

                               Outstanding                   Exercisable
                    ---------------------------------   ---------------------
                                   Weighted
                                    Average
                                  Remaining  Weighted                Weighted
                                   Years of   Average                 Average
  Range of              Number  Contractual  Exercise       Number   Exercise
  Exercise Prices   of Options         Life     Price   of Options      Price
  ---------------   ---------------------------------   ---------------------

  $0 to $15                1.9          4.9    $10.24          1.4      $9.63
  $15 to $30              12.0          8.5    $25.06          3.1     $24.07
  $30 to $45               1.6          8.2    $33.45          1.0     $33.89
  $45 to $70               0.2          5.6    $66.47          0.2     $66.47
                    ---------------------------------   ---------------------
  In total                15.7          8.0    $24.70          5.7     $24.12
                    =================================   =====================


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

  Year Ended December 31,                              2000        1999        1998
  ---------------------------------------------------------------------------------
  (In millions)

  Net income (in millions)
    As reported                                      $301.9      $188.4      $154.9
    Pro forma                                        $284.0      $176.4      $144.7

  Basic earnings per share
    As reported                                       $2.54       $1.65       $1.52
    Pro forma                                         $2.39       $1.55       $1.42

  Diluted earnings per share
    As reported                                       $2.48       $1.60       $1.47
    Pro forma                                         $2.33       $1.49       $1.38

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

    The estimated fair value of each option granted included in the pro forma results is calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: no dividends paid for all years; expected volatility of 46.8%, 42.4% and 40.1%; risk-free interest rates of 5.83%, 5.56% and 5.12%; and expected lives of 3.8, 3.3 and 3.6 years.  The weighted average fair values of options at their grant date during 2000, 1999 and 1998, where the exercise price equaled the market price on the grant date, were $9.07, $10.33 and $9.65, respectively, and where the exercise price was less than the market price on the grant date, were $24.67, $22.00 and $21.05, respectively.  The weighted average fair value of options at their grant date during 2000 where the exercise price exceeded the market price on the grant date was $7.79.

EMPLOYEE BENEFIT PLANS

    The Company maintains the Jones Apparel Group, Inc. Retirement Plan (the "Jones Plan") under Section 401(k) of the Internal Revenue Code (the "Code").  Full-time employees not covered by a collective bargaining agreement and meeting certain other requirements are eligible to participate in the Jones Plan.  Under the Jones Plan, participants may elect to have up to 15% of their salary deferred and deposited with a qualified trustee, who in turn invests the money in a variety of investment vehicles as selected by each participant.  All employee contributions into the Jones Plan are 100% vested.

    For the period January 1, 1998 through December 31, 1999, the Company matched 50% of each participant's contributions with the Company's contribution limited to a maximum of 3.0% of the employee's total compensation for employees earnings less than $150,000 per year.  For employees earning over $150,000 per year, the Company matched 35% of each participant's contributions with the Company's contribution limited to a maximum of 2.1% of the employee's total compensation.  The Company's matching contributions prior to 2000 vest over a five-year period.  Effective January 1, 2000, the Company elected to


make the Jones Plan a "Safe Harbor Plan" under Section 401(k)(12) of the Code.  As a result of this election, the Company makes a fully-vested safe harbor matching contribution for all eligible participants amounting to 100% of the first 3% of the participant's salary deferred and 50% of the next 2% of salary deferred, subject to maximums set by the Department of the Treasury.

    Contributions and salary deferrals are subject to limitations imposed by the Code.  The Company may, at its sole discretion, contribute additional amounts to all employees on a pro rata basis.  The Company contributed approximately $3.3 million, $1.5 million and $1.5 million to the Jones Plan during the years ended December 31, 2000, 1999 and 1998, respectively.

    Nine West maintains the Pension Plan for Associates of Nine West Group Inc. (the "Cash Balance Plan").  The Cash Balance Plan expresses retirement benefits as an account balance which increases each year through interest credits and, for service prior to February 15, 1999, through service credits, as well.  The Company's funding policy is to make the minimum annual contributions required by applicable regulations.  The assets of the Cash Balance Plan have been invested in commingled funds which invest primarily in common stock and investment grade bonds.  At December 31, 2000, the benefit obligation, fair value of plan assets and accrued benefit cost under the Cash Balance Plan were $30.4 million, $31.7 million and $0.2 million, respectively.  The net periodic benefit cost to the Company for 2000 was $1.2 million.

    Nine West maintains the Nine West Group Inc. 401(k) Savings Plan (the "Savings Plan") and a non-qualified compensation plan, the Supplemental Savings Plan (the "Supplemental Plan" and, together with the Savings Plan, the "Savings Plans"), established for employees designated by Nine West's retirement committee.  Prior to January 1, 2001, the Savings Plan allowed each participant to contribute up to 15.0% (limited to 6.0% for highly compensated employees) of the participant's salary for the year.  Nine West made matching contributions to the Savings Plan equal to 50.0% of the participant's contribution up to 6.0% of the participant's salary.  The Supplemental Plan allowed each participant to contribute up to 15.0% of the participant's salary for the year.  Nine West made matching contributions to the Supplemental Plan equal to 50.0% of the participant's contribution up to 6.0% of the participant's salary, limited to a maximum of $5,000 for 2000.  At the end of the plan year, discrimination testing determined the amount of Supplemental Plan contributions, not to exceed 6.0%, that would be transferred into the Savings Plan.  Effective January 1, 2001, the Company elected to make the Savings Plan a "Safe Harbor Plan" under Section 401(k)(12) of the Code, under which Company matching contributions will mirror those under the Jones Plan.  At the same time, the Supplemental Plan was frozen, with no future contributions being made by either the Company or the participants.  The cost of Nine West's defined contribution plans to the Company was $0.9 million and $0.3 million in 2000 and 1999, respectively.

    In connection with the acquisition of Victoria, the Company assumed additional plans in which certain Victoria employees participate.

    Victoria maintains a deferred contribution retirement plan under Section 401(k) of the Code (the "Victoria Plan").  The Victoria Plan allows each participant to contribute a stated percentage of the participant's salary for the year, subject to limitations under the Code.  Victoria makes matching contributions to the Victoria Plan equal to 40.0% of each participant's contribution up to 6.0% of the participant's salary and can also make discretionary contributions.  The cost of the Victoria Plan to the Company was $0.1 million since the acquisition.

    Victoria also maintains The Napier Company Retirement Plan for certain Associates of Victoria (the "Napier Plan").  All benefits under the Napier Plan are frozen at the amounts earned by the participants as of December 31, 1995.  The Company's funding policy is to make no less than the minimum annual contributions required by applicable regulations.  The assets of the Napier Plan have been invested in a diversified portfolio of equity and debt securities.  At December 31, 2000, the benefit obligation, fair value of plan assets and prepaid benefit cost under the Napier Plan were $7.7 million, $7.8 million and $1.6 million, respectively.  The net periodic benefit cost to the Company for 2000 was $0.1 million.


BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

    Upon the acquisition of Nine West, the Company redefined the operating segments it uses for financial reporting purposes.  Historical data has been restated to reflect these changes.

    The Company's operations are comprised of three reportable segments: wholesale apparel, wholesale footwear and accessories, and retail.  The Company identifies operating segments based on, among other things, the way that the Company's management organizes the components of the Company's business for purposes of allocating resources and assessing performance.  Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and the Company's own retail locations.  The wholesale segments include wholesale operations with third party department and retail stores while the retail segment includes retail operations by Company-owned retail stores.  No individual country other than the United States accounted for more than 10% of consolidated net revenues in 2000, 1999 or 1998.  The Company defines segment profit as operating income before amortization of goodwill, interest expense and income taxes.  Summarized below are the Company's segment sales and income (loss) by reportable segments for the years ended December 31, 2000, 1999 and 1998.

(In millions)                                      Wholesale
                                       Wholesale  Footwear &                 Other &
                                         Apparel Accessories     Retail Eliminations Consolidated
                                        ---------------------------------------------------------
For the year ended December 31, 2000
  Revenues from external customers      $2,168.0    $  940.0   $1,012.5     $   22.2     $4,142.7
  Intersegment revenues                     87.9       108.6          -       (196.5)           -
                                        ---------------------------------------------------------
    Total revenues                       2,255.9     1,048.6    1,012.5       (174.3)     4,142.7
                                        ---------------------------------------------------------

  Segment income                        $  351.6    $  226.4   $   90.9     $  (27.4)       641.5
                                        ============================================
  Amortization of goodwill                                                                  (36.9)
  Net interest expense                                                                     (101.5)
                                                                                         --------
  Income before provision
    for income taxes                                                                     $  503.1
                                                                                         ========

  Depreciation and other amortization   $   30.9    $    2.0   $   24.1     $   15.4     $   72.4

For the year ended December 31, 1999
  Revenues from external customers      $1,994.7    $  464.5   $  670.6     $   20.9     $3,150.7
  Intersegment revenues                     97.5        79.7          -       (177.2)           -
                                        ---------------------------------------------------------
    Total revenues                       2,092.2       544.2      670.6       (156.3)     3,150.7
                                        ---------------------------------------------------------

  Segment income                        $  381.9    $    9.0   $   42.2     $  (32.6)       400.5
                                        ============================================
  Amortization of goodwill                                                                  (22.3)
  Net interest expense                                                                      (63.6)
                                                                                         --------
  Income before provision
    for income taxes                                                                     $  314.6
                                                                                         ========

  Depreciation and other amortization   $   23.8    $    2.5   $   11.3     $   15.5     $   53.1

For the year ended December 31, 1998
  Revenues from external customers      $1,500.3    $      -   $  169.1     $   15.8     $1,685.2
  Intersegment revenues                    112.0           -          -       (112.0)           -
                                        ---------------------------------------------------------
    Total revenues                       1,612.3           -      169.1        (96.2)     1,685.2
                                        ---------------------------------------------------------

  Segment income                        $  281.2    $      -   $   18.1     $  (34.8)       264.5
                                        ============================================
  Amortization of goodwill                                                                   (2.7)
  Net interest expense                                                                      (10.0)
                                                                                         --------
  Income before provision
    for income taxes                                                                     $  251.8
                                                                                         ========

  Depreciation and other amortization   $   12.6    $      -   $    3.8     $    2.1     $   18.5


(In millions)                                      Wholesale
                                       Wholesale  Footwear &                 Other &
                                         Apparel Accessories     Retail Eliminations Consolidated
                                        ---------------------------------------------------------
Total assets
  December 31, 2000                     $1,767.9    $  808.9    $ 202.3     $  200.1     $2,979.2
  December 31, 1999                      1,661.5       766.7      433.0        (69.2)     2,792.0
  December 31, 1998                        684.9           -       70.6        433.2      1,188.7

    Revenues from external customers and long-lived assets excluding deferred taxes related to operations in the United States and foreign countries are as follows:

  On or for the Year Ended December 31,                2000        1999        1998
  ---------------------------------------------------------------------------------
  (In millions)

  Revenues from external customers:
    United States                                  $3,774.5    $2,941.2    $1,617.4
    Foreign countries                                 368.2       209.5        67.8
                                                   --------------------------------
                                                   $4,142.7    $3,150.7    $1,685.2
                                                   ================================

  Long-lived assets:
    United States                                  $1,756.3    $1,580.7    $  551.1
    Foreign countries                                  41.2        80.7         3.5
                                                   --------------------------------
                                                   $1,797.5    $1,661.4    $  554.6
                                                   ================================

SUPPLEMENTAL PRO FORMA CONDENSED FINANCIAL INFORMATION

    Certain of the Company's subsidiaries function as co-issuers, obligors and co-obligors (fully and unconditionally guaranteed on a joint and several basis) of the outstanding debt of Jones Apparel Group, Inc. ("Jones"), including Jones Apparel Group USA, Inc. ("Jones USA"), Jones Apparel Group Holdings, Inc. ("Jones Holdings") and Nine West (collectively, including Jones, the "Issuers").

    On January 1, 1999, Jones consummated a corporate reorganization under which two new wholly owned subsidiaries, Jones USA and Jones Holdings, were created.  On that date, the operating assets of Jones were transferred to Jones USA.  Jones and Jones Holdings function as either co-issuers or co-obligors with respect to the outstanding debt securities of Jones USA and certain of the outstanding debt securities of Nine West.  In addition, Nine West functions as either a co-issuer or co-obligor with respect to all of Jones USA's outstanding debt securities, and Jones USA functions as a co-obligor with respect to the outstanding debt securities of Nine West as to which Jones and Jones Holdings function as co-obligors.

    Condensed consolidating balance sheets, condensed consolidating statements of income and condensed consolidating statements of cash flows for the Issuers and the Company's other subsidiaries are provided for 2000 and 1999.  In addition, condensed consolidating statements of income and condensed consolidating statements of cash flows are provided for Jones and the Company's other subsidiaries for 1998.  These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information.  Separate financial statements and other disclosures concerning Jones for 2000 and 1999 are not presented as Jones has no independent operations or assets subsequent to the corporate reorganization.  There are no contractual restrictions on distributions from Jones USA, Jones Holdings or Nine West to Jones.


Condensed Consolidating Balance Sheets
(In millions)

                                                         December 31, 2000                            December 31, 1999
                                             ----------------------------------------     ---------------------------------------
                                                                     Elim-      Cons-                             Elim-     Cons-
                                              Issuers    Others   inations   olidated      Issuers    Others   inations  olidated
                                             ----------------------------------------     ---------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                  $   45.5  $   15.0   $      -   $   60.5     $   38.9     $ 8.1   $      -   $  47.0
  Accounts receivable - net                     288.2     109.8          -      398.0        170.2     104.9       (4.0)    271.1
  Inventories                                   404.4     159.7       (6.9)     557.2        463.9     164.3       (8.6)    619.6
  Prepaid and refundable income taxes             4.8         -       (4.8)         -         34.1       0.4          -      34.5
  Deferred taxes                                 58.7      11.9          -       70.6         94.0       3.5        1.4      98.9
  Prepaid expenses and other current assets      86.2      10.3       (1.1)      95.4         47.9      12.5       (0.9)     59.5
                                             ----------------------------------------     ---------------------------------------
    TOTAL CURRENT ASSETS                        887.8     306.7      (12.8)   1,181.7        849.0     293.7      (12.1)  1,130.6

Property, plant and equipment - net             166.4      56.1          -      222.5        198.3      41.5          -     239.8
Due from affiliates                             844.4     558.0   (1,402.4)         -        897.0     407.7   (1,304.7)        -
Goodwill - net                                1,067.2     408.6     (389.0)   1,086.8        969.8     337.0     (316.9)    989.9
Other intangibles - net                         277.4      94.2          -      371.6        289.1      56.3          -     345.4
Investments in subsidiaries                   2,396.0      21.4   (2,417.4)         -      2,131.4      19.5   (2,150.9)        -
Other assets                                     57.3      51.3        8.0      116.6         49.3      44.0       (7.0)     86.3
                                             ----------------------------------------     ---------------------------------------
                                             $5,696.5  $1,496.3  $(4,213.6)  $2,979.2     $5,383.9  $1,199.7  $(3,791.6) $2,792.0
                                             ========================================     =======================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt and current portion
    of long-term debt and capital
    lease obligations                        $  499.1  $    0.7  $       -   $  499.8     $  266.6  $    0.3  $       -  $  266.9
  Accounts payable                              166.6      44.3          -      210.9        159.3      45.8          -     205.1
  Income taxes payable                           13.5       4.4       (4.8)      13.1            -         -          -         -
  Accrued expenses and other
    current liabilities                         126.1      37.9       (1.0)     163.0        161.1      29.4       (1.1)    189.4
                                             ----------------------------------------     ---------------------------------------
    TOTAL CURRENT LIABILITIES                   805.3      87.3       (5.8)     886.8        587.0      75.5       (1.1)    661.4
                                             ----------------------------------------     ---------------------------------------
NONCURRENT LIABILITIES:
  Long-term debt                                537.9       9.3          -      547.2        801.5         -          -     801.5
  Obligations under capital leases               28.9       0.1          -       29.0         32.6       0.1          -      32.7
  Due to affiliates                           1,129.7     272.7   (1,402.4)         -      1,147.9     156.8   (1,304.7)        -
  Other                                          29.2       1.9        7.9       39.0         56.7       5.8       (7.1)     55.4
                                             ----------------------------------------     ---------------------------------------
    TOTAL NONCURRENT LIABILITIES              1,725.7     284.0   (1,394.5)     615.2      2,038.7     162.7   (1,311.8)    889.6
                                             ----------------------------------------     ---------------------------------------
    TOTAL LIABILITIES                         2,531.0     371.3   (1,400.3)   1,502.0      2,625.7     238.2   (1,312.9)  1,551.0
                                             ----------------------------------------     ---------------------------------------

STOCKHOLDERS' EQUITY:
  Common stock                                1,047.3         -   (1,045.9)       1.4      1,028.9         -   (1,027.5)      1.4
  Additional paid-in capital                  1,214.6     567.4   (1,030.0)     752.0      1,155.6     506.7     (969.3)    693.0
  Retained earnings                           1,262.3     561.9     (740.1)   1,084.1        807.4     457.7     (482.9)    782.2
  Accumulated other comprehensive income         (0.8)     (4.3)       2.7       (2.4)         2.2      (2.9)       1.0       0.3
                                             ----------------------------------------     ---------------------------------------
                                              3,523.4   1,125.0   (2,813.3)   1,835.1      2,994.1     961.5   (2,478.7)  1,476.9
  Less treasury stock                          (357.9)        -          -     (357.9)      (235.9)        -          -    (235.9)
                                             ----------------------------------------     ---------------------------------------
TOTAL STOCKHOLDERS' EQUITY                    3,165.5   1,125.0   (2,813.3)   1,477.2      2,758.2     961.5   (2,478.7)  1,241.0
                                             ----------------------------------------     ---------------------------------------
                                             $5,696.5  $1,496.3  $(4,213.6)  $2,979.2     $5,383.9  $1,199.7  $(3,791.6) $2,792.0
                                             ========================================     =======================================


Condensed Consolidating Statements of Income
(In millions)

                                Year Ended December 31, 2000            Year Ended December 31, 1999            Year Ended December 31, 1998
                           --------------------------------------  --------------------------------------  --------------------------------------
                                                  Elim-     Cons-                         Elim-     Cons-                         Elim-     Cons-
                            Issuers    Others  inations  olidated   Issuers    Others  inations  olidated     Jones    Others  inations  olidated
                           --------------------------------------  --------------------------------------  --------------------------------------
Net sales                  $3,269.8  $  951.5  $ (100.8) $4,120.5  $2,396.5  $  837.9  $ (104.6) $3,129.8  $1,426.4  $  360.0  $ (117.0) $1,669.4
Licensing income (net)         12.0      10.2         -      22.2       6.7      14.2         -      20.9         -      15.8         -      15.8
                           --------------------------------------  --------------------------------------  --------------------------------------
  Total revenues            3,281.8     961.7    (100.8)  4,142.7   2,403.2     852.1    (104.6)  3,150.7   1,426.4     375.8    (117.0)  1,685.2
Cost of goods sold          1,897.5     640.5    (101.5)  2,436.5   1,513.2     547.4     (99.1)  1,961.5     969.3     246.0    (114.6)  1,100.7
                           --------------------------------------  --------------------------------------  --------------------------------------
  Gross profit              1,384.3     321.2       0.7   1,706.2     890.0     304.7      (5.5)  1,189.2     457.1     129.8      (2.4)    584.5
Selling, general and
  administrative expenses     906.6     163.0      (4.9)  1,064.7     654.9     135.0      (1.2)    788.7     295.9      27.0      (2.9)    320.0
Amortization of goodwill       36.0      13.4     (12.5)     36.9      12.9      11.5      (2.1)     22.3         -       2.7         -       2.7
                           --------------------------------------  --------------------------------------  --------------------------------------
  Operating income            441.7     144.8      18.1     604.6     222.2     158.2      (2.2)    378.2     161.2     100.1       0.5     261.8
Net interest (income)
  expense and
  financing costs             122.5     (21.0)        -     101.5      82.9     (19.3)        -      63.6      26.5     (16.5)        -      10.0
                           --------------------------------------  --------------------------------------  --------------------------------------
    Income before provision
      for income taxes and
      equity in earnings
      of subsidiaries         319.2     165.8      18.1     503.1     139.3     177.5      (2.2)    314.6     134.7     116.6       0.5     251.8
Provision for income taxes    135.4      64.2       1.6     201.2      59.8      68.0      (1.6)    126.2      54.1      42.8         -      96.9
Equity in earnings of
  subsidiaries               (439.7)     (2.6)    442.3         -    (218.0)     (3.5)    221.5         -     (60.3)     (4.5)     64.8         -
                           --------------------------------------  --------------------------------------  --------------------------------------
  Net income               $  623.5  $  104.2  $ (425.8) $  301.9  $  297.5  $  113.0  $ (222.1) $  188.4  $  140.9  $   78.3  $  (64.3) $  154.9
                           ======================================  ======================================  ======================================
Condensed Consolidating Statements of Cash Flows
(In millions)
                                Year Ended December 31, 2000            Year Ended December 31, 1999            Year Ended December 31, 1998
                           --------------------------------------  --------------------------------------  --------------------------------------
                                                  Elim-     Cons-                         Elim-     Cons-                         Elim-     Cons-
                            Issuers    Others  inations  olidated   Issuers    Others  inations  olidated     Jones    Others  inations  olidated
                           --------------------------------------  --------------------------------------  --------------------------------------

Net cash provided by
 operating activities      $  269.5  $   69.7  $      -  $  339.2  $  213.8  $   34.0  $      -  $  247.8  $  137.1  $   87.8  $      -  $  224.9
                           --------------------------------------  --------------------------------------  --------------------------------------
Cash flows from investing
 activities:
  Acquisitions, net of
    cash acquired             (14.9)    (14.2)        -     (29.1)   (436.2)        -         -    (436.2)   (127.5)      6.5         -    (121.0)
  Additional consideration
    paid for acquisition
    of Sun                    (26.6)        -         -     (26.6)    (20.1)        -         -     (20.1)        -         -         -         -
  Capital expenditures        (23.9)    (22.9)        -     (46.8)    (17.5)    (12.2)        -     (29.7)    (38.6)     (9.9)        -     (48.5)
  Acquisition of intangibles   (1.0)     (1.0)        -      (2.0)        -     (29.6)        -     (29.6)        -         -         -         -
  Loans to officers           (20.0)        -         -     (20.0)        -         -         -         -         -         -         -         -
  Other                       (10.4)      0.2         -     (10.2)      9.1       0.1         -       9.2      11.2       0.6         -      11.8
                           --------------------------------------  --------------------------------------  --------------------------------------
  Net cash used in
    investing activities      (96.8)    (37.9)        -    (134.7)   (464.7)    (41.7)        -    (506.4)   (154.9)     (2.8)        -    (157.7)
                           --------------------------------------  --------------------------------------  --------------------------------------
Cash flows from financing
 activities:
  Issuance of Senior
    Notes, net                    -         -         -         -      390.8        -         -     390.8     257.1         -         -     257.1
  Repurchase of Nine West
    Senior Notes                  -         -         -         -     (356.9)       -         -    (356.9)        -         -         -         -
  Refinancing of acquired
    long-term debt            (71.0)        -         -     (71.0)         -        -         -         -    (237.8)        -         -    (237.8)
  Net borrowings (payments)
    under long-term
    credit facilities         (30.4)      9.5         -     (20.9)     139.4     (3.1)        -     136.3     105.3         -         -     105.3
  Purchases of treasury
    stock                    (121.9)        -         -    (121.9)      (2.8)       -         -      (2.8)   (108.1)        -         -    (108.1)
  Proceeds from exercise
    of stock options           27.6         -         -      27.6       14.1        -         -      14.1       9.4         -         -       9.4
  Net intercompany
    borrowings (payments)      34.4     (34.4)        -         -       95.3    (95.3)        -         -      (1.2)      1.2         -         -
  Other items                  (4.0)     (0.5)        -      (4.5)      (4.3)    (0.3)        -      (4.6)     (3.9)     (0.1)        -      (4.0)
                           --------------------------------------  --------------------------------------  --------------------------------------
  Net cash (used in)
    provided by
    financing activities     (165.3)    (25.4)        -    (190.7)     275.6    (98.7)        -     176.9      20.8       1.1         -      21.9
                           --------------------------------------  --------------------------------------  --------------------------------------
Effect of exchange rates
 on cash                       (0.8)      0.5         -      (0.3)         -     (0.3)        -      (0.3)        -      (0.2)        -      (0.2)
                           --------------------------------------  --------------------------------------  --------------------------------------
Net increase (decrease) in
 cash and cash equivalents      6.6       6.9         -      13.5       24.7   (106.7)        -     (82.0)      3.0      85.9         -      88.9
Cash and cash equivalents,
 beginning                     38.9       8.1         -      47.0       14.2    114.8         -     129.0      11.2      28.9         -      40.1
                           --------------------------------------  --------------------------------------  --------------------------------------
Cash and cash equivalents,
 ending                    $   45.5  $   15.0  $      -  $   60.5  $    38.9  $   8.1  $      -  $   47.0  $   14.2  $  114.8  $      -  $  129.0
                           ======================================  ======================================  ======================================


RELATED PARTY TRANSACTIONS

    During 2000, $20.0 million in loans were made to two company officers. A total of $18.0 million was loaned to the Company's Chairman and Chief Executive Officer for his purchase of a residence in New York City.  This loan, which replaced an arrangement under which the Chairman has been provided the use of a Company-owned apartment, is secured by the residence and bears interest at the applicable federal rate under IRS regulations.  A total of $2.0 million was loaned to the Company's President and also bears interest at the applicable federal rate under IRS regulations.

SUBSEQUENT EVENT

    In February 2001, the Company issued 20-year, zero coupon convertible senior debt securities. Gross proceeds of the offering were $402.5 million. The securities carry a 3.5% yield to maturity with a face value of $805.6 million and are convertible into common stock initially at $50.925 per share.  The proceeds were  used to repay amounts then outstanding under the Senior Credit Facilities and for general corporate purposes.

UNAUDITED CONSOLIDATED FINANCIAL INFORMATION

    Unaudited interim consolidated financial information for the two years ended December 31, 2000 is summarized as follows:

                                         First     Second      Third     Fourth
  (In millions except per share data)  Quarter    Quarter    Quarter    Quarter
  -----------------------------------------------------------------------------
  2000
    Net sales                         $1,077.5   $  901.1   $1,185.6   $  956.3
    Total revenues                     1,082.4      906.6    1,191.5      962.2
    Gross profit                         437.8      378.9      488.8      400.7
    Operating income                     143.8      118.2      212.8      129.8
    Net income                            70.6       55.5      112.3       63.5
    Basic earnings per share             $0.59      $0.47      $0.95      $0.53
    Diluted earnings per share           $0.58      $0.46      $0.93      $0.52

  1999
    Net sales                         $  574.8   $  505.9   $1,139.4   $  909.7
    Total revenues                       579.1      510.4    1,146.7      914.5
    Gross profit                         214.3      199.9      439.4      335.6
    Operating income                      95.9       62.1      151.9       68.3
    Net income                            54.4       31.9       75.0       27.1
    Basic earnings per share             $0.53      $0.29      $0.61      $0.22
    Diluted earnings per share           $0.51      $0.28      $0.59      $0.22

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The directors and executive officers of the Company are as follows:

  Name                Age  Office

  Sidney Kimmel        73  Chairman, Chief Executive Officer and Director

  Jackwyn Nemerov      49  President and Director

  Irwin Samelman       70  Executive Vice President, Marketing and Director

  Wesley R. Card       53  Chief Financial Officer

  Patrick M. Farrell   51  Senior Vice President and Corporate Controller

  Geraldine Stutz      72  Director

  Howard Gittis        67  Director

  Eric A. Rothfeld     49  President and Chief Executive Officer of Sun and Director

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


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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1. Financial Statements.

The following financial statements of the Company are included in Item 8 of this report:

Independent Auditor's Report

Consolidated Balance Sheets - December 31, 2000 and 1999

Consolidated Statements of Income - Years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Stockholders' Equity - Years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements (includes certain supplemental financial information required by Item 8 of Form 10-K)

2. The schedule and report of independent certified public accountants thereon, listed in the Index to Financial Statement Schedules attached hereto.

3. The exhibits listed in the Exhibit Index attached hereto.

(b) Reports on Form 8-K

    During the quarter ended December 31, 2000, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission, dated December 14, 2000, announcing that the United States District Court for the Southern District of New York in White Plains gave final approval to the previously-reported antitrust settlement agreement by the Company and Nine West with the Attorneys General of the 50 States, the District of Columbia, Puerto Rico, the Virgin Islands, American Samoa, the Northern Mariana Islands and Guam.


SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 2001	JONES APPAREL GROUP, INC. (Registrant) By: /s/ Sidney Kimmel Sidney Kimmel, Chairman

POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on this page to this Annual Report on Form 10-K for the year ended December 31, 2000 (the "Form 10-K") constitutes and appoints Sidney Kimmel, Wesley R. Card and Patrick M. Farrell and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Form 10-K, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and grants unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might and could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sidney Kimmel Sidney Kimmel	Chairman and Director (Principal Executive Officer)	March 26, 2001
/s/ Jackwyn Nemerov Jackwyn Nemerov	President and Director	March 26, 2001
/s/ Wesley R. Card Wesley R. Card	Chief Financial Officer (Principal Financial Officer)	March 26, 2001
/s/ Patrick M. Farrell Patrick M. Farrell	Senior Vice President and Corporate Controller (Principal Accounting Officer)	March 26, 2001
/s/ Irwin Samelman Irwin Samelman	Executive Vice President, Marketing and Director	March 26, 2001
/s/ Geraldine Stutz Geraldine Stutz	Director	March 26, 2001
/s/ Howard Gittis Howard Gittis	Director	March 26, 2001
/s/ Eric A. Rothfeld Eric A. Rothfeld	Director	March 26, 2001


JONES APPAREL GROUP, INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Report of Independent Certified Public Accountants on Schedule II.
Schedule II.     Valuation and qualifying accounts

Schedules other than those listed above have been omitted since the information is not applicable, not required or is included in the respective financial statements or notes thereto.

EXHIBIT INDEX

Incorporated
by Reference  Exhibit
to Exhibit    Nos.    Description of Exhibit

(1)   2.1     2.1     Agreement and Plan of Merger dated September 10, 1998, by and among the Company,
                      SAI Acquisition Corp., Sun Apparel, Inc. and the selling shareholders.

(2)   2.1     2.2     Agreement and Plan of Merger dated as of March 1, 1999 among the Company, Jill
                      Acquisition Sub Inc. and Nine West Group Inc.

(20)  2.1     2.3     Securities Purchase and Sale Agreement dated as of July 31, 2000, by and among the Company, Jones Apparel Group Holdings, Inc., Victoria + Co Ltd. and the
                      Shareholders and Warrantholders of Victoria + Co Ltd.

(3)   3.1     3.1     Articles of Incorporation, as amended.

(4)   3.3     3.3     By-Laws.

(5)   3.3     3.4     Amendment to By-Laws.

(6)   4.1     4.1     Form of Certificate evidencing shares of common stock of the Company.

(7)   4.1     4.2     Exchange and Registration Rights Agreement dated October 2, 1998, by and among the Company and Chase Securities Inc., Merrill Lynch, Pierce Fenner & Smith
                      Incorporated and Bear, Stearns & Co. Inc.

(6)   10.1    4.3     Indenture dated as of October 2, 1998, by and between the Company and The Chase
                      Manhattan Bank, as trustee, including Form of 6.25% Senior Notes Due 2001.

(8)   4.3     4.4     Supplemental Indenture dated as of January 1, 1999, by and between Jones Apparel
                      Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc.
                      and The Chase Manhattan Bank, as trustee.

(9)   4.1     4.5     Second Supplemental Indenture for 8-3/8% Series B Senior Notes due 2005 dated as of June 15, 1999, among Jack Asset Sub Inc., Jones Apparel Group, Inc., Jones
                      Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., and The Bank of
                      New York, as trustee.

(9)   4.2     4.6     Second Supplemental Indenture for 9% Series B Senior Notes due 2005 dated as of
                      June 2, 1999, between Nine West Group Inc., Jack Asset Sub Inc., Jill Acquisition
                      Sub Inc. and The Bank of New York, as trustee.

(9)   4.3     4.7     Second Supplemental Indenture for 6.25% Senior Notes Due 2001 dated as of June 15,
                      1999, among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones
                      Apparel Group USA, Inc., Jack Asset Sub Inc.,  and The Chase Manhattan Bank, as
                      trustee.

(9)   4.4     4.8     Second Supplemental Indenture for 5-1/2% Convertible Subordinated Notes Due 2003
                      dated as of June 15, 1999, between Jack Asset Sub Inc., Jill Acquisition Sub Inc.
                      and Chase Manhattan Bank, as trustee.

(9)   4.5     4.9     Exchange and Note Registration Rights Agreement dated June 15, 1999 among the
                      Company, Bear, Stearns & Co. Inc., Chase Securities Inc., Merrill Lynch, Pierce,
                      Fenner & Smith Incorporated, Salomon Smith Barney Inc.,  BancBoston Robertson
                      Stephens Inc., Banc of America Securities LLC, ING Baring Furman Selz LLC, Lazard
                      Freres & Co. LLC, Tucker Anthony Cleary Gull, Brean Murray & Co., Inc., and The
                      Buckingham Research Group Incorporated.

(9)   4.6     4.10    Senior Note Indenture dated as of June 15, 1999 among Jones Apparel Group, Inc.,
                      Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West
                      Group Inc., and The Bank of New York, as trustee,  including Form of 7.50% Senior
                      Notes due 2004 and Form of 7.875% Senior Notes due 2006.


Incorporated
by Reference  Exhibit
to Exhibit    Nos.    Description of Exhibit

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
                      Inc. and Nine West Manufacturing II Corporation, Nine West Development
                      Corporation, Nine West Distribution Corporation, Nine West Footwear Corporation
                      and Nine West Manufacturing Corporation (collectively, the "Existing Guarantors"), as Guarantors, and The Bank of New York, as Trustee under the Senior Note
                      Indenture dated as of July 9, 1997.

(11)  4.2     4.17    Senior Subordinated Note Indenture dated as of July 9, 1997 among Nine West Group
                      Inc. and Nine West Development Corporation, Nine West Distribution Corporation,
                      Nine West Footwear Corporation and Nine West Manufacturing Corporation, as
                      Guarantors, and The Bank of New York, as Trustee.

(12)  4.8.1   4.18    Supplemental Indenture, dated as of September 15, 1998, among Nine West Group Inc.
                      and Nine West Manufacturing II Corporation, the Existing Guarantors and The Bank
                      of New York, as Trustee under the Senior Subordinated Note Indenture dated as of
                      July 9, 1997.

(11)  4.6     4.19    Form of Nine West Group Inc. 8-3/8% Series B Senior Notes due 2005.

(11)  4.8     4.20    Form of Nine West Group Inc. 9% Series B Senior Subordinated Notes due 2007.

(13)  4.6     4.21    Form of Nine West Group Inc. Unrestricted Global 5-1/2% Convertible Subordinated
                      Note Due 2003.

      *       4.22    Indenture dated as of February 1, 2001 among Jones Apparel Group, Inc., Jones
                      Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Group
                      Inc., as Issuers and The Bank of New York, as Trustee,  including Form of Zero
                      Coupon Convertible Senior Notes due 2021.

      *       4.23    Registration Rights Agreement dated February 1, 2001 among Jones Apparel Group,
                      Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine
                      West Group Inc., Salomon Smith Barney Inc. and Bear, Stearns & Co. Inc.

(4)   10.5    10.1    Form of 1991 Stock Option Plan.+

(14)  10.33   10.2    Form of 1996 Stock Option Plan.+

(19)  Annex A 10.3    Form of 1999 Stock Incentive Plan.+

(14)  10.40   10.4    License Agreement between the Registrant and Polo Ralph Lauren, L.P., dated
                      October 18, 1995.#

(14)  10.41   10.5    Design Services Agreement between the Registrant and Polo Ralph Lauren, L.P., dated October 18, 1995.#

(6)   10.2    10.6    Amended and Restated 364-Day Credit Agreement dated as of October 15, 1998, by and among the Company, as Borrower, the Lenders referred to therein and First
                      Union National Bank, as Administrative Agent.

(6)   10.3    10.7    Amended and Restated Three-Year Credit Agreement dated as of October 15, 1998, by and among the Company, as Borrower, the Lenders referred to therein and First
                      Union National Bank, as Administrative Agent.

(8)   10.2    10.8    Master Joinder Agreement dated as of January 1, 1999 to the Credit Agreements referred to therein, by and among the Company, Jones Apparel Group USA, Inc. and
                      Jones Apparel Group Holdings, Inc. as credit parties, and First Union National
                      Bank, as Administrative Agent.

(15)  10.53   10.9    License Agreement dated as of August 1, 1995 by and between PRL USA, Inc., as assignee of Polo Ralph Lauren Corporation, successor to Polo Ralph Lauren, L.P., and Sun Apparel, Inc., as amended.#


Incorporated
by Reference  Exhibit
to Exhibit    Nos.    Description of Exhibit

(15)  10.54   10.10   Design Services Agreement dated as of August 1, 1995 by and between Polo Ralph
                      Lauren Corporation, successor to Polo Ralph Lauren, L.P., and Sun Apparel, Inc., as amended.#

(1)   10.1    10.11   Employment Agreement dated September 10, 1998, by and between SAI Acquisition
                      Corp. and Eric A. Rothfeld.+

(3)   10.16   10.12   License Agreement between the Registrant and Polo Ralph Lauren, L.P., dated May
                      11, 1998.#

(3)   10.17   10.13   Design Services Agreement between the Registrant and Polo Ralph Lauren, L.P., dated May 11, 1998.#

(9)   10.1    10.14   Second Amended and Restated 364-Day Credit Agreement dated as of June 15, 1999 among Jones Apparel Group USA Inc. and the Additional Obligors referred to therein, the Lenders referred to therein, and First Union National Bank, as
                      Administrative Agent.

(9)   10.2    10.15   Five-Year Credit Agreement dated as of June 15, 1999 among Jones Apparel Group
                      USA, Inc. and the Additional Obligors referred to therein, the Lenders referred to therein, and First Union National Bank, as  Administrative Agent.

(16)  10.1    10.16   Letter Agreement, dated July 22, 1999, among Nine West Group Inc., Nine West
                      Funding Corporation, Corporate Receivables Corporation, the Liquidity Providers
                      named therein, Citicorp North America, Inc. and The Bank of New York, extending the term of the Amended and Restated Series 1995-1 Certificate Purchase Agreement.

(16)  10.2    10.17   Employment Agreement dated as of June 15, 1999 between the Registrant and
                      Mark J. Schwartz.+

(17)  4.5     10.18   Jones Apparel Group, Inc. 1999 Stock Option Plan.+

(18)  Annex B 10.19   Jones Apparel Group, Inc. Executive Annual Incentive Plan.+

(20)  10.1    10.20   Agreement Regarding Termination of Nine West Trade Receivables Master Trust
                      Securitization Transaction, dated as of March 3, 2000, entered into by and among
                      Nine West Funding Corporation, The Bank of New York, in its capacity as trustee,
                      Nine West Group Inc., Nine West Footwear Corporation, Jones Apparel Group, Inc.,
                      Corporate Receivables Corporation, Citibank, N.A. and the other financial institutions parties to the Amended and Restated Certificate Purchase Agreement
                      and Citicorp North America, Inc. as the program agent.

(21)  10.1    10.21   Third Amended and Restated 364-Day Credit Agreement dated as of June 13, 2000, by and among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein, Chase Securities Inc. and Salomon Smith
                      Barney Inc., as Joint Lead Arrangers, First Union National Bank, as Administrative
                      Agent, and The Chase Manhattan Bank and Citibank, N.A., as Syndication Agents.

(22)  10.1    10.22   Employment Agreement dated as of July 1, 2000 between the Registrant and Sidney
                      Kimmel.+

(22)  10.2    10.23   Employment Agreement dated as of July 1, 2000 between the Registrant and Jackwyn
                      Nemerov.+

(22)  10.3    10.24   Employment Agreement dated as of July 1, 2000 between the Registrant and Wesley R.
                      Card.+

(22)  10.4    10.25   Employment Agreement dated as of July 1, 2000 between the Registrant and Irwin
                      Samelman.+

(20)  99.1     99.1   Decision and Order of the Federal Trade Commission In the Matter of Nine West
                      Group Inc., Docket No. C-3937, dated April 11, 2000.

      *        11     Computation of Earnings per Share.

      *        12     Computation of Ratio of Earnings to Fixed Charges.

      *        21     List of Subsidiaries.

      *        23     Consent of BDO Seidman, LLP.
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


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
(19) Incorporated by reference to the Company's Proxy Statement for the Company's 2000 Annual Meeting
     of Stockholders.
(20) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended April 2, 2000.
(21) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the six months ended
     July 2, 2000.
(22) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the nine months ended
     October 1, 2000.


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Jones Apparel Group, Inc.
New York, New York

The audits referred to in our report dated February 2, 2001 relating to the consolidated financial statements of Jones Apparel Group, Inc. and subsidiaries which is contained in Item 8 of Form 10-K, included the audits of the financial statements schedule listed in the accompanying index for each of the three years ended December 31, 2000. The financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on the financial statements schedule based upon our audits.

In our opinion, such financial statements schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, New York
February 2, 2001


SCHEDULE II

                                     JONES APPAREL GROUP, INC.
                                 VALUATION AND QUALIFYING ACCOUNTS
                           YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                           (In Millions)

           Column A                   Column B             Column C            Column D     Column E
-------------------------------      ----------   -------------------------   ----------   ---------
                                                         Additions
                                                  -------------------------
                                     Balance at   Charged to    Charged to                 Balance
                                     beginning    costs and     other         Deductions   at end of
Description                          of period    expenses      accounts          (1)      period
------------                         ----------   ----------    -----------   ----------   ---------

For the year ended
  December 31, 1998:
    Allowance for doubtful accounts      $ 2.8        $0.2       $ 0.4 (2)       $ 0.1      $ 3.3

For the year ended
  December 31, 1999:
    Allowance for doubtful accounts      $ 3.3        $5.4       $20.5 (3)       $ 2.6      $26.6

For the year ended
  December 31, 2000:
    Allowance for doubtful accounts      $26.6        $  -       $   -           $14.2      $12.4

(1)  Doubtful accounts written off against accounts receivable.
(2)  Addition due to the acquisition of Sun Apparel, Inc. on October 2, 1998.
(3)  Addition due to the acquisition of Nine West Group Inc. on June 15, 1999.