Form 10-Q
period 2001-04-07
JONES APPAREL GROUP INC
filed 2001-05-15
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 7, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock $.01 par value	Outstanding at May 14, 2001 120,912,842

JONES APPAREL GROUP, INC.

Index                                                                      Page No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
          Consolidated Balance Sheets
            April 7, 2001 and December 31, 2000..............................  3
          Consolidated Statements of Income
            Fiscal quarters ended April 7, 2001 and April 2, 2000............  4
          Consolidated Statements of Stockholders' Equity
            Fiscal quarters ended April 7, 2001 and April 2, 2000............  5
          Consolidated Statements of Cash Flows
            Fiscal quarters ended April 7, 2001 and April 2, 2000............  6

          Notes to Consolidated Financial Statements.........................  7
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................................. 12

Item 3. Quantitative and Qualitative Disclosures About Market Risk........... 16

PART II. OTHER INFORMATION

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in millions except per share data)

                                                            April 7, 2001 December 31, 2000
                                                            ------------- -----------------
                                                              (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                      $   93.6          $   60.5
  Accounts receivable, net of allowance for doubtful accounts
    of $13.4 and $12.4                                              624.6             398.0
  Inventories                                                       605.0             557.2
  Deferred taxes                                                     93.6              70.6
  Prepaid expenses and other current assets                          54.8              95.4
                                                                 --------          --------
    TOTAL CURRENT ASSETS                                          1,471.6           1,181.7

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated
  depreciation and amortization                                     221.4             222.5
GOODWILL, less accumulated amortization                           1,078.2           1,086.8
OTHER INTANGIBLES, at cost, less accumulated amortization           366.8             371.6
OTHER ASSETS                                                         99.5             116.6
                                                                 --------          --------
                                                                 $3,237.5          $2,979.2
                                                                 ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt and current portion of long-term
    debt and capital lease obligations                           $  260.0          $  499.8
  Accounts payable                                                  204.9             210.9
  Accrued restructuring costs                                        22.3              29.5
  Taxes payable                                                      63.0              13.1
  Accrued expenses and other current liabilities                    119.4             133.5
                                                                 --------          --------
    TOTAL CURRENT LIABILITIES                                       669.6             886.8

NONCURRENT LIABILITIES:
  Long-term debt                                                    931.5             547.2
  Obligations under capital leases                                   27.8              29.0
  Other                                                              58.3              39.0
                                                                 --------          --------
    TOTAL NONCURRENT LIABILITIES                                  1,017.6             615.2
                                                                 --------          --------
    TOTAL LIABILITIES                                             1,687.2           1,502.0
                                                                 --------          --------

COMMITMENTS AND CONTINGENCIES                                           -                 -

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value - shares authorized 1.0;
    none issued                                                         -                 -
  Common stock, $.01 par value - shares authorized 200.0;
    issued 139.2 and 137.6                                            1.4               1.4
  Additional paid-in capital                                        790.3             752.0
  Retained earnings                                               1,180.5           1,084.1
  Accumulated other comprehensive income                              5.0              (2.4)
                                                                 --------          --------
                                                                  1,977.2           1,835.1
  Less treasury stock, 19.3 and 17.5 shares, at cost               (426.9)           (357.9)
                                                                 --------          --------
    TOTAL STOCKHOLDERS' EQUITY                                    1,550.3           1,477.2
                                                                 --------          --------
                                                                 $3,237.5          $2,979.2
                                                                 ========          ========

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Income (Unaudited)
(All amounts in millions except per share data)

                                                               Fiscal Quarter Ended
                                                          ------------------------------
                                                          April 7, 2001    April 2, 2000
                                                          -------------    -------------
Net sales                                                      $1,065.1         $1,077.5
Licensing income (net)                                              5.4              4.9
                                                               --------         --------
Total revenues                                                  1,070.5          1,082.4
Cost of goods sold                                                630.4            644.6
                                                               --------         --------
Gross profit                                                      440.1            437.8
Selling, general and administrative expenses                      250.1            285.4
Amortization of goodwill                                            9.6              8.6
                                                               --------         --------
Operating income                                                  180.4            143.8
Interest income                                                     1.7              0.3
Interest expense and financing costs                              (22.8)           (26.4)
                                                               --------         --------
Income before provision for income taxes                          159.3            117.7
Provision for income taxes                                         62.9             47.1
                                                               --------         --------
Net income                                                     $   96.4         $   70.6
                                                               ========         ========

Earnings per share
    Basic                                                         $0.80            $0.59
    Diluted                                                       $0.75            $0.58

Weighted average common shares and
  share equivalents outstanding
    Basic                                                         120.7            119.3
    Diluted                                                       130.4            122.0
See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)
(All amounts in millions)

                                              Total                                    Accumulated
                                             stock-            Additional                    other
                                           holders'    Common     paid-in   Retained comprehensive Treasury
                                             equity     stock     capital   earnings        income    stock
                                           ----------------------------------------------------------------
Balance, January 1, 2000:                  $1,241.0      $1.4      $693.0   $  782.2          $0.3  $(235.9)

Fiscal quarter ended April 2, 2000:
  Comprehensive income:
    Net income                                 70.6         -           -       70.6             -        -
    Foreign currency
      translation adjustments                  (1.6)        -           -          -          (1.6)       -
                                           --------
      Total comprehensive income               69.0
                                           --------

  Amortization of deferred compensation in
    connection with executive stock options     0.1         -          0.1         -             -        -
  Exercise of stock options                     4.3         -          4.4         -             -     (0.1)
  Tax benefit derived from exercise of
    stock options                               3.3         -          3.3         -             -        -
  Treasury stock acquired                    (121.9)        -            -         -             -   (121.9)
                                           ----------------------------------------------------------------
Balance, April 2, 2000                     $1,195.8      $1.4       $700.8  $  852.8         $(1.3) $(357.9)
                                           ================================================================

Balance, January 1, 2001:                  $1,477.2      $1.4       $752.0  $1,084.1         $(2.4) $(357.9)

Fiscal quarter ended April 7, 2001:
  Comprehensive income:
    Net income                                 96.4         -            -      96.4             -        -
    Gain on termination of interest
      rate hedges                               8.3         -            -         -           8.3        -
    Less reclassification adjustment
      for gains included in net income         (0.2)        -            -         -          (0.2)       -
    Foreign currency
      translation adjustments                  (0.7)        -            -         -          (0.7)       -
                                           --------
      Total comprehensive income              103.8
                                           --------

  Amortization of deferred compensation in
    connection with executive stock options     0.1         -          0.1         -             -        -
  Exercise of stock options                    28.3         -         28.3         -             -        -
  Tax benefit derived from exercise of
    stock options                               9.9         -          9.9         -             -        -
  Treasury stock acquired                     (69.0)        -            -         -             -    (69.0)
                                           ----------------------------------------------------------------
Balance, April 7, 2001                     $1,550.3      $1.4       $790.3  $1,180.5          $5.0  $(426.9)
                                           ================================================================

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(All amounts in millions)

                                                               Fiscal Quarter Ended
                                                          ------------------------------
                                                          April 7, 2001    April 2, 2000
                                                          -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $ 96.4           $ 70.6
                                                                -------          -------
Adjustments to reconcile net income to net cash used
  in operating activities:
    Amortization of goodwill                                        9.6              8.6
    Amortization of original issue discount                         2.3                -
    Depreciation and other amortization                            17.3             13.6
    Provision for losses on accounts receivable                     2.0              0.6
    Deferred taxes                                                  0.6             15.9
    Other                                                           2.3              0.2

  Decrease (increase) in:
    Accounts receivable, including a $67.0 payment
      in 2000 to terminate Nine West's accounts
      receivable securitization program                          (229.1)          (323.5)
    Inventories                                                   (47.7)            65.9
    Prepaid expenses and other current assets                       7.2             (1.4)
    Other assets                                                    2.9             (0.8)

  Increase (decrease) in:
    Accounts payable                                               (6.1)            17.5
    Income taxes payable                                           60.6             54.6
    Accrued expenses and other liabilities                        (25.0)           (71.5)
                                                                -------          -------
    Total adjustments                                            (203.1)          (220.3)
                                                                -------          -------
    Net cash used in operating activities                        (106.7)          (149.7)
                                                                -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                            (12.5)           (13.2)
  Proceeds from sale of Nine West United Kingdom operations        28.0                -
  Repayment of loans to officers                                   18.0                -
  Acquisition of intangibles                                       (1.0)            (0.9)
  Other                                                            (0.7)             4.3
                                                                -------          -------
  Net cash provided by (used in) investing activities              31.8             (9.8)
                                                                -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Zero Coupon Convertible Senior Notes,
    net of discount                                               393.5                -
  Debt issuance costs                                              (0.4)               -
  Net borrowings under long-term credit facilities               (236.2)           266.1
  Repurchase of 6.25% Senior Notes                                (16.1)               -
  Proceeds from termination of interest rate swaps                  8.3                -
  Principal payments on capital leases                             (1.2)            (1.0)
  Purchases of treasury stock                                     (69.0)          (121.9)
  Proceeds from exercise of stock options                          28.3              4.3
                                                                -------          -------
  Net cash provided by financing activities                       107.2            147.5
                                                                -------          -------

EFFECT OF EXCHANGE RATES ON CASH                                    0.8             (0.4)
                                                                -------          -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               33.1            (12.4)

CASH AND CASH EQUIVALENTS, BEGINNING                               60.5             47.0
                                                                -------          -------
CASH AND CASH EQUIVALENTS, ENDING                               $  93.6          $  34.6
                                                                =======          =======

See accompanying notes to consolidated financial statements

JONES APPAREL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Jones Apparel Group, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the footnotes therein included within the Company's Annual Report on Form 10-K. As used in this Report, "Sun," "Nine West" and "Victoria" refer to the Company's wholly-owned subsidiaries Sun Apparel, Inc., Nine West Group Inc. and Victoria + Co Ltd. (acquired July 31, 2000), respectively. The results of Victoria are included in the Company's operating results from the date of acquisition and, therefore, the Company's operating results for the periods presented are not comparable.

    In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 2001. While the annual reporting period is the calendar year, the Company historically has reported interim results in 13 week quarters. For 2001, the Company has changed its interim quarter-end reporting calendar to align with the fiscal calendar of its major wholesale customers. As a result, the first fiscal quarter of 2001 contained approximately 14 weeks while the first fiscal quarter of 2000 contained 13 weeks; the fourth fiscal quarter of 2001 will contain approximately 12 weeks while the fourth fiscal quarter of 2000 contained 13 weeks. The length of the second and third fiscal quarters will be unaffected. Net sales for the additional week included in the first fiscal quarter of 2001 amounted to $90.3 million, the majority of which the Company believes would have been normally shipped in the thirteenth week.

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

                                               Balance at        Net        Payments     Balance at
  (in millions)                         December 31, 2000  Additions  and Reductions  April 7, 2001
                                        -----------------  ---------  --------------  -------------

  Severance and other employee costs                $ 7.6        $ -            $3.9          $ 3.7
  Closing of retail stores                            4.6          -               -            4.6
  Consolidation of facilities                        13.1          -             3.3            9.8
  Other                                               4.2          -               -            4.2
                                                    -----        ---            ----          -----
  Total                                             $29.5        $ -            $7.2          $22.3
                                                    =====        ===            ====          =====

    Estimated severance payments and other employee costs of $3.7 million accrued at April 7, 2001 relate to the remaining estimated severance for approximately 460 employees at locations to be closed. Employee groups affected (totaling an estimated 4,100 employees) include retail sales personnel at closed store locations, accounting, administrative, customer service and management personnel at closed facilities, manufacturing and production personnel at closed plant locations and duplicate corporate headquarters management and administrative personnel. During the fiscal quarter ended April 7, 2001, $3.9 million of the reserve was utilized (relating to severance and related costs for approximately 215 employees).

    Accrued liabilities for the closing of Nine West retail stores of $4.6 million at April 7, 2001 relate primarily to lease obligations and other closing costs for the remaining 15 stores to be closed after April 7, 2001 from the 250 stores originally identified to be closed.

    The $9.8 million accrued at April 7, 2001 for the consolidation of facilities relate primarily to expected costs to be incurred, including lease obligations, for closing certain Nine West facilities in connection with consolidating their operations into other existing Company facilities.

    Any additional costs relating to Nine West or Sun will be charged to operations in the period in which they occur.

INVENTORIES

Inventories are summarized as follows (in millions):

                                                    April 7,    December 31,
                                                        2001            2000
                                                    --------    ------------
  Raw materials                                       $ 36.0          $ 30.0
  Work in process                                       57.4            52.7
  Finished goods                                       511.6           474.5
                                                      ------          ------
                                                      $605.0          $557.2
                                                      ======          ======

STATEMENT OF CASH FLOWS

Fiscal Quarter Ended:                               April 7,        April 2,
(In millions)                                           2001            2000
                                                    --------        --------
Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for:
    Interest                                          $ 17.8          $ 21.3
    Income taxes, net of refunds                         1.4           (23.4)

Supplemental disclosures of non-cash investing
  and financing activities:
    Tax benefits related to exercise of stock options    9.8             3.3

SEGMENT INFORMATION

    The Company's operations are comprised of three reportable segments: wholesale apparel, wholesale footwear and accessories, and retail. The Company identifies operating segments based on, among other things, the way that the Company's management organizes the components of the Company's business for purposes of allocating resources and assessing performance. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and the Company's own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores; the retail segment includes retail operations by Company-owned retail stores. The Company defines segment profit as operating income before amortization of goodwill, interest expense and income taxes. Summarized below are the Company's segment revenues and income (loss) by reportable segments for the fiscal quarters ended April 7, 2001 and April 2, 2000.

(In millions)                                         Wholesale
                                          Wholesale  Footwear &              Other &
                                            Apparel Accessories  Retail Eliminations Consolidated
                                          -------------------------------------------------------
For the fiscal quarter ended April 7, 2001
  Revenues from external customers           $615.0      $289.4  $160.7       $  5.4     $1,070.5
  Intersegment revenues                        25.7        25.6       -        (51.3)           -
                                          -------------------------------------------------------
    Total revenues                            640.7       315.0   160.7        (45.9)     1,070.5
                                          -------------------------------------------------------

  Segment income                             $129.1      $ 71.6  $  2.1       $(12.8)       190.0
                                          ==========================================
  Amortization of goodwill                                                                  (21.1)
  Net interest expense                                                                       (9.6)
                                                                                         --------
  Income before provision for income taxes                                               $  159.3
                                                                                         ========

For the fiscal quarter ended April 2, 2000
  Revenues from external customers           $595.2      $245.8  $236.5       $  4.9     $1,082.4
  Intersegment revenues                        26.4        33.2       -        (59.6)           -
                                          -------------------------------------------------------
    Total revenues                            621.6       279.0   236.5        (54.7)     1,082.4
                                          -------------------------------------------------------
  Segment income                             $115.8      $ 56.9  $ (5.6)      $(14.7)       152.4
                                          ==========================================

  Amortization of goodwill                                                                   (8.6)
  Net interest expense                                                                      (26.1)
                                                                                         --------
  Income before provision for income taxes                                               $  117.7
                                                                                         ========

SUPPLEMENTAL SUMMARIZED FINANCIAL INFORMATION

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

    The following condensed consolidating balance sheets, statements of income and statements of cash flows for the Issuers and the Company's other subsidiaries have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Separate financial statements and other disclosures concerning Jones are not presented as Jones has no independent operations or assets. There are no contractual restrictions on distributions from Jones USA, Jones Holdings or Nine West to Jones.

Condensed Consolidating Balance Sheets
(In millions)

                                                         April 7, 2001                        December 31, 2000
                                             -------------------------------------  -------------------------------------
                                                                   Elim-     Cons-                        Elim-     Cons-
                                              Issuers   Others  inations  olidated   Issuers   Others  inations  olidated
                                             -------------------------------------  -------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                  $   22.4 $   71.2       $ -    $ 93.6  $   45.5   $ 15.0       $ -    $ 60.5
  Accounts receivable - net                     492.8    131.8         -     624.6     288.2    109.8         -     398.0
  Inventories                                   420.6    198.3     (13.9)    605.0     404.4    159.7      (6.9)    557.2
  Prepaid and refundable income taxes             4.9        -      (4.9)        -       4.8        -      (4.8)        -
  Deferred taxes                                 59.2     34.4         -      93.6      58.7     11.9         -      70.6
  Prepaid expenses and other current assets      41.7     13.7      (0.6)     54.8      86.2     10.3      (1.1)     95.4
                                             -------------------------------------  -------------------------------------
    TOTAL CURRENT ASSETS                      1,041.6    449.4     (19.4)  1,471.6     887.8    306.7     (12.8)  1,181.7

Property, plant and equipment - net             162.5     58.9         -     221.4     166.4     56.1         -     222.5
Due from affiliates                             720.2    343.5  (1,063.7)        -     844.4    558.0  (1,402.4)        -
Goodwill - net                                1,058.8    405.9    (386.5)  1,078.2   1,067.2    408.6    (389.0)  1,086.8
Other intangibles - net                         274.9     91.9         -     366.8     277.4     94.2         -     371.6
Investments in subsidiaries                   2,434.7     21.3  (2,456.0)        -   2,396.0     21.4  (2,417.4)        -
Other assets                                     58.1     25.6      15.8      99.5      57.3     51.3       8.0     116.6
                                             -------------------------------------  -------------------------------------
                                             $5,750.8 $1,396.5 $(3,909.8) $3,237.5  $5,696.5 $1,496.3 $(4,213.6) $2,979.2
                                             =====================================  =====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt and current portion
    of long-term debt and capital lease
    obligations                              $  259.4 $    0.6 $       -  $  260.0  $  499.1 $    0.7 $       -  $  499.8
  Accounts payable                              149.6     55.3         -     204.9     166.6     44.3         -     210.9
  Income taxes payable                           45.5     22.4      (4.9)     63.0      13.5      4.4      (4.8)     13.1
  Accrued expenses and other
    current liabilities                         108.8     33.5      (0.6)    141.7     126.1     37.9      (1.0)    163.0
                                             -------------------------------------  -------------------------------------
    TOTAL CURRENT LIABILITIES                   563.3    111.8      (5.5)    669.6     805.3     87.3      (5.8)    886.8
                                             -------------------------------------  -------------------------------------

NONCURRENT LIABILITIES:
  Long-term debt                                931.5        -         -     931.5     537.9      9.3         -     547.2
  Obligations under capital leases               27.8        -         -      27.8      28.9      0.1         -      29.0
  Due to affiliates                             757.9    305.8  (1,063.7)        -   1,129.7    272.7  (1,402.4)        -
  Other                                          40.3      2.2      15.8      58.3      29.2      1.9       7.9      39.0
                                             -------------------------------------  -------------------------------------

TOTAL NONCURRENT LIABILITIES                  1,757.5    308.0  (1,047.9)  1,017.6   1,725.7    284.0  (1,394.5)    615.2
                                             -------------------------------------  -------------------------------------

TOTAL LIABILITIES                             2,320.8    419.8  (1,053.4)  1,687.2   2,531.0    371.3  (1,400.3)  1,502.0
                                             -------------------------------------  -------------------------------------

STOCKHOLDERS' EQUITY:
  Common stock                                1,047.3        -  (1,045.9)      1.4   1,047.3        -  (1,045.9)      1.4
  Additional paid-in capital                  1,252.8    552.8  (1,015.3)    790.3   1,214.6    567.4  (1,030.0)    752.0
  Retained earnings                           1,534.1    430.0    (783.6)  1,180.5   1,262.3    561.9    (740.1)  1,084.1
  Accumulated other comprehensive income         22.7     (6.1)    (11.6)      5.0      (0.8)    (4.3)      2.7      (2.4)
                                             -------------------------------------  -------------------------------------
                                              3,856.9    976.7  (2,856.4)  1,977.2   3,523.4  1,125.0  (2,813.3)  1,835.1
  Less treasury stock                          (426.9)       -         -    (426.9)   (357.9)       -         -    (357.9)
                                             -------------------------------------  -------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                3,430.0    976.7  (2,856.4)  1,550.3   3,165.5  1,125.0  (2,813.3)  1,477.2
                                             -------------------------------------  -------------------------------------

                                             $5,750.8 $1,396.5 $(3,909.8) $3,237.5  $5,696.5 $1,496.3 $(4,213.6) $2,979.2
                                             =====================================  =====================================

Condensed Consolidating Statements of Income
(In millions)

                                               Fiscal Quarter Ended April 7, 2001     Fiscal Quarter Ended April 2, 2000
                                             -------------------------------------  -------------------------------------
                                                                   Elim-     Cons-                        Elim-     Cons-
                                              Issuers   Others  inations  olidated   Issuers   Others  inations  olidated
                                             -------------------------------------  -------------------------------------

Net sales                                      $864.8   $233.5    $(33.2) $1,065.1    $884.8   $216.5    $(23.8) $1,077.5
Licensing income (net)                            2.4      3.0         -       5.4       2.7      2.2         -       4.9
                                             -------------------------------------  -------------------------------------
  Total revenues                                867.2    236.5     (33.2)  1,070.5     887.5    218.7     (23.8)  1,082.4
Cost of goods sold                              510.2    147.2     (27.0)    630.4     522.9    146.8     (25.1)    644.6
                                             -------------------------------------  -------------------------------------
  Gross profit                                  357.0     89.3      (6.2)    440.1     364.6     71.9       1.3     437.8
Selling, general and administrative expenses    206.0     43.3       0.8     250.1     246.9     36.7       1.8     285.4
Amortization of goodwill                          9.4      0.6      (0.4)      9.6       8.3      0.3         -       8.6
                                             -------------------------------------  -------------------------------------
  Operating income                              141.6     45.4      (6.6)    180.4     109.4     34.9      (0.5)    143.8

Net interest (income) expense
  and financing costs                            23.8     (2.7)        -      21.1      31.8     (5.7)        -      26.1
                                             -------------------------------------  -------------------------------------
  Income before provision for income
    taxes and equity in earnings of
    subsidiaries                                117.8     48.1      (6.6)    159.3      77.6     40.6      (0.5)    117.7
Provision for income taxes                       45.6     17.3         -      62.9      31.1     14.4       1.6      47.1
Equity in earnings of subsidiaries             (199.6)    (0.7)    200.3         -    (100.8)    (0.1)    100.9         -
                                             -------------------------------------  -------------------------------------
Net income                                     $271.8   $ 31.5   $(206.9) $   96.4    $147.3   $ 26.3   $(103.0) $   70.6
                                             =====================================  =====================================

Condensed Consolidating Statements of Cash Flows
(In millions)

                                               Fiscal Quarter Ended April 7, 2001     Fiscal Quarter Ended April 2, 2000
                                             -------------------------------------  -------------------------------------
                                                                   Elim-     Cons-                        Elim-     Cons-
                                              Issuers   Others  inations  olidated   Issuers   Others  inations  olidated
                                             -------------------------------------  -------------------------------------
Net cash provided by (used in)
  operating activities                         $ 69.7   $ (0.4) $ (176.0) $ (106.7) $ (176.4)  $ 26.7       $ -  $ (149.7)
                                             -------------------------------------  -------------------------------------

Cash flows from investing activities:
  Capital expenditures                           (6.2)    (6.3)         -    (12.5)     (7.1)    (6.1)        -     (13.2)
  Proceeds from sale of Nine West
    United Kingdom operations                    28.0        -          -     28.0         -        -         -         -
  Acquisition of intangibles                     (1.0)       -          -     (1.0)        -     (0.9)        -      (0.9)
  Repayment of loans to officers                 18.0        -          -     18.0         -        -         -         -
  Other                                          (0.7)       -          -     (0.7)      4.3        -         -       4.3
                                             -------------------------------------  -------------------------------------
  Net cash provided by (used in)
    investing activities                         38.1     (6.3)         -     31.8      (2.8)    (7.0)        -      (9.8)
                                             -------------------------------------  -------------------------------------

Cash flows from financing activities:
  Issuance of Zero Coupon Convertible
    Senior Notes, net                           393.1        -          -    393.1         -        -         -         -
  Net borrowings (payments) under
    long-term credit facilities                (227.1)    (9.1)         -   (236.2)    266.1        -         -     266.1
  Repurchase of 6.25% Senior Notes              (16.1)       -          -    (16.1)        -        -         -         -
  Proceeds from termination of interest
    rate swaps                                    8.3        -          -      8.3         -        -         -         -
  Principal payments on capital leases           (1.0)    (0.2)         -     (1.2)     (0.9)    (0.1)        -      (1.0)
  Purchases of treasury stock                   (69.0)       -          -    (69.0)   (121.9)       -         -    (121.9)
  Proceeds from exercise of stock options        28.3        -          -     28.3       4.3        -         -       4.3
  Dividends paid to affiliates                      -   (176.0)     176.0        -         -        -         -         -
  Net intercompany borrowings (payments)       (247.6)   247.6          -        -      20.3    (20.3)        -         -
                                             -------------------------------------  -------------------------------------
  Net cash provided by (used in)
    financing activities                       (131.1)    62.3      176.0    107.2     167.9    (20.4)        -     147.5
                                             -------------------------------------  -------------------------------------

Effect of exchange rates on cash                  0.2      0.6          -      0.8      (0.4)       -         -      (0.4)
                                             -------------------------------------  -------------------------------------

Net increase (decrease) in cash and
  cash equivalents                              (23.1)    56.2          -     33.1     (11.7)    (0.7)        -     (12.4)
Cash and cash equivalents, beginning             45.5     15.0          -     60.5      38.9      8.1         -      47.0
                                             -------------------------------------  -------------------------------------
Cash and cash equivalents, ending              $ 22.4   $ 71.2        $ -   $ 93.6    $ 27.2    $ 7.4       $ -    $ 34.6
                                             =====================================  =====================================
EARNINGS PER SHARE

The computation of basic and diluted earnings per share is as follows:

Fiscal Quarter Ended:                                         April 7,     April 2,
(In millions except per share amounts)                            2001         2000
                                                              --------     --------
  Basic
    Net income                                                   $96.4        $70.6
    Weighted average common shares outstanding                   120.7        119.3
                                                              --------     --------
    Basic earnings per share                                     $0.80        $0.59
                                                              ========     ========

  Diluted
    Net income                                                   $96.4        $70.6
    Add: interest expense associated with convertible
      notes, net of tax benefit                                    1.4            -
                                                              --------     --------
    Income available to common shareholders                      $97.8       $ 70.6
                                                              ========     ========

    Weighted average common shares outstanding                   120.7        119.3
    Effect of dilutive securities:
      Employee stock options                                       4.4          2.7
      Assumed conversion of convertible notes                      5.3            -
                                                              --------     --------
      Weighted average common shares and share
        equivalents outstanding                                  130.4        122.0
                                                              ========     ========
    Diluted earnings per share                                   $0.75        $0.58
                                                              ========     ========

SUBSEQUENT EVENTS

    On April 16, 2001, the Company announced that it had entered into an agreement pursuant to which it will acquire 100% of the common stock of McNaughton Apparel Group Inc. ("McNaughton") in a merger transaction. McNaughton designs, contracts for the manufacture of and markets a broad line of brand name, moderately-priced women's and juniors' career and casual clothing. McNaughton markets its products nationwide to department stores, national chains, mass merchants, and specialty retailers, including J.C. Penney Company, Inc., Kohl's Department Stores, Inc., Federated Department Stores, Inc., May Department Stores Company and Sears, Roebuck and Co. McNaughton's nationally known brands include Norton McNaughton, Erika, Energie, Jamie Scott and Currants. The Company will pay $10.50 in cash and .282 shares of the Company's common stock per share of McNaughton common stock (subject to certain adjustments based on the trading range of the Company's common stock for a period preceding the closing). The transaction is expected to close in the third calendar quarter and is subject to customary closing conditions, including approval by the shareholders of McNaughton and clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

    On April 26, 2001, the Company announced that it had acquired substantially all of the assets of Judith Jack, LLC ("Judith Jack"), a manufacturer and distributor of women's jewelry, including marcasite and sterling silver products. Judith Jack distributes products principally under the Judith Jack brand name to better department stores and specialty retailers, including Neiman Marcus Stores and Saks Incorporated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    The following discussion provides information and analysis of the Company's results of operations for the quarterly fiscal periods ended April 7, 2001 and April 2, 2000, respectively, and its liquidity and capital resources. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere herein.

    The Company completed its acquisition of Victoria on July 31, 2000. The results of operations of Victoria are included in the Company's operating results from the date of acquisition. In addition, the Company has changed its interim quarter-end reporting calendar to align with the fiscal calendar of its major wholesale customers. As a result, the first fiscal quarter of 2001 contains approximately 14 weeks while the first fiscal quarter of 2000 contained 13 weeks. Accordingly, the financial position and results of operations presented and discussed herein are not directly comparable between the periods presented.

    The Company operates in three reportable segments: wholesale apparel, wholesale footwear and accessories, and retail.

Results of Operations

Statements of Income Expressed as a Percentage of Total Revenues

                                                 Fiscal Quarter Ended
                                              ---------------------------
                                              April 7, 2001 April 2, 2000
                                              ------------- -------------
Net sales                                             99.5%         99.5%
Licensing income (net)                                 0.5%          0.5%
                                                     ------        ------
Total revenues                                       100.0%        100.0%
Cost of goods sold                                    58.9%         59.6%
                                                     ------        ------
Gross profit                                          41.1%         40.4%
Selling, general and administrative expenses          23.4%         26.4%
Amortization of goodwill                               0.9%          0.8%
                                                     ------        ------
Operating income                                      16.9%         13.3%
Net interest expense                                   2.0%          2.4%
                                                     ------        ------
Income before provision for income taxes              14.9%         10.9%
Provision for income taxes                             5.9%          4.4%
                                                     ------        ------
Net income                                             9.0%          6.5%
                                                     ======        ======
                                    Totals may not agree due to rounding.

Fiscal Quarter Ended April 7, 2001 Compared to Fiscal Quarter Ended April 2, 2000

    Revenues. Total revenues for both the 14 weeks ended April 7, 2001 (hereinafter referred to as the "first fiscal quarter of 2001") and the 13 weeks ended April 2, 2000 (hereinafter referred to as the "first fiscal quarter of 2000") were $1.1 billion. Net sales for the additional week included in the first fiscal quarter of 2001 amounted to $90.3 million, the majority of which the Company believes would have normally been shipped in the thirteenth week.

    The Company has restructured its businesses at Nine West, including the sale of Nine West's Asian operations in August 2000 and its United Kingdom operations in January 2001 and the closing of underperforming domestic retail stores. Several Nine West footwear brands, including Selby, 9 & Co. and Pappagallo were discontinued until alternative distribution channels can be established or sales of these brands can be effected. The licensed brand cK/Calvin Klein was also discontinued. Excluding the impact of these discontinued lines of business, total revenues for the first fiscal quarter of 2001 increased by 9.3%, or $90.4 million, over the first fiscal quarter of 2000.

                                                                      Total Revenues From
                                    Total Revenues                Continuing Businesses Only
                         ------------------------------------  --------------------------------
                            First    First                        First   First
                           Fiscal   Fiscal                       Fiscal  Fiscal
                          Quarter  Quarter Increase/  Percent   Quarter Quarter         Percent
  (In millions)           of 2001  of 2000 (Decrease)  Change   of 2001 of 2000 Increase Change
                         ------------------------------------  --------------------------------
  Wholesale apparel      $  615.0 $  595.2     $ 19.8    3.3%  $  615.0  $595.2    $19.8   3.3%
  Wholesale footwear
    and accessories         289.4    245.8       43.6   17.7%     288.4   219.6     68.8  31.3%
  Retail                    160.7    236.5      (75.8) (32.1%)    157.0   155.7      1.3   0.8%
  Other                       5.4      4.9        0.5   10.2%       5.4     4.9      0.5  10.2%
                         ------------------------------------  --------------------------------
  Total revenues         $1,070.5 $1,082.4     $(11.9)  (1.1%) $1,065.8  $975.4    $90.4   9.3%
                         ====================================  ================================

    Wholesale apparel revenues increased primarily as a result of strength in shipments of the Jones New York Collection, Jones New York Dress, and the Lauren by Ralph Lauren lines of product, partially offset by a decrease in shipments of the Polo Jeans Company product line and a planned reduction in shipments of Ralph by Ralph Lauren due to a decrease in the number of doors to which the product is offered. Wholesale footwear and accessories revenues increased due to strength in Easy Spirit product sales, the successful repositioning of the Bandolino line of products and sales from the Jones New York accessories line, introduced in the third fiscal quarter of 2000. The addition of costume jewelry as a result of the Victoria acquisition in the third fiscal quarter of 2000 contributed $29.3 million to the increase. Retail revenues were even with the prior period on a continuing basis. Comparable stores sales were down for the first fiscal quarter of 2001, decreasing 6.8% in mall-based footwear retail stores, 11.4% in footwear outlet stores and 6.9% in apparel outlet stores. The Company believes these decreases are attributable to the generally challenging retail environment prevailing during the quarter.

    Gross Profit. The gross profit margin increased to 41.1% in the first fiscal quarter of 2001 compared to 40.4% in the first fiscal quarter of 2000. Wholesale apparel gross profit margins increased to 38.3% in the first fiscal quarter of 2001 compared to 37.6% in the first fiscal quarter of 2000, resulting from increased sales in higher margin product such as Lauren by Ralph Lauren, and lower production and freight costs due to increased timely delivery of goods, which decreased the amount of air freight shipments required to meet delivery schedules. Wholesale footwear and accessories gross profit margins increased to 37.2% from 33.8%, primarily due to the elimination of marginal footwear brands and the effects of higher-margin product lines obtained from the Victoria acquisition. Retail gross profit margins also increased to 51.6% from 49.5%, primarily due to the closing of underperforming domestic stores and certain international operations as part of the restructuring of Nine West in 2000 and less promotional selling in the retail stores.

    Selling, general and administrative ("SG&A") expenses. SG&A expenses of $250.1 million in the first fiscal quarter of 2001 represented a decrease of $35.3 million over the first fiscal quarter of 2000. As a percentage of total revenues, SG&A expenses decreased to 23.4% in the first fiscal quarter of 2001 from 26.4% for the comparable period in 2000. The decrease, which was reflected across all segments, is the result of the restructuring of Nine West and the continued emphasis on cost reductions. Under the restructuring, there was a significant decrease in rent and other administrative expenses for the quarter due to the consolidation of Nine West administrative offices and the closure of the Cincinnati distribution facility.

    Operating Income. The resulting first fiscal quarter of 2001 operating income of $180.4 million increased 25.5%, or $36.6 million, over the $143.8 million for the first fiscal quarter of 2000. The operating margin increased to 16.9% in the first fiscal quarter of 2001 from 13.3% in the first fiscal quarter of 2000, due to the factors discussed above.

    Net Interest Expense. Net interest expense was $21.1 million in the first fiscal quarter of 2001 compared to $26.1 million in the comparable period of 2000, resulting from both lower average borrowings and using the proceeds from zero coupon convertible senior debt securities issued during the first fiscal quarter of 2001 to repay higher-rate borrowings under the Company's credit facilities.

    Provision for Income Taxes. The effective income tax rate was 39.5% for the first fiscal quarter of 2001 compared to 40.0% for the first fiscal quarter of 2000. The decrease was primarily due to the reduced impact of nondeductible goodwill due to higher earnings in the first fiscal quarter of 2001 than in the prior year.

    Net Income. Net income increased 36.5% to $96.4 million in the first fiscal quarter of 2001, an increase of $25.8 million over the net income of $70.6 million earned in the first fiscal quarter of 2000. Net income as a percentage of total revenues was 9.0% in the first fiscal quarter of 2001 and 6.5% in the first fiscal quarter of 2000. Excluding the amortization of goodwill, net income for the first fiscal quarters of 2001 and 2000 would have been $106.0 million and $79.2 million, respectively ($0.82 and $0.65 per diluted share, respectively).

Liquidity and Capital Resources

    The Company's principal capital requirements have been to fund acquisitions, working capital needs, capital expenditures and repurchases of the Company's common stock on the open market. The Company has historically relied primarily on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance its operations and expansion.

    Operating activities used $106.7 million and $149.7 million in the first fiscal quarters of 2001 and 2000, respectively. The change was primarily due to a smaller increase in accounts receivable and a smaller decrease in accrued expenses over the prior period, offset by an increase in inventories in the first fiscal quarter of 2001 compared to a decrease in the first fiscal quarter of 2000.

    Investing activities provided $31.8 million during the first fiscal quarter of 2001, compared to a use of $9.8 million during the first fiscal quarter of 2000. The change was primarily due to proceeds from the sale of Nine West's United Kingdom operations and the repayment of a loan to the Company's Chairman. Capital expenditures were $12.5 million and $13.2 million during the first fiscal quarters of 2001 and 2000, respectively. Total capital expenditures for 2001 are expected to be approximately $35 million.

    Financing activities provided $107.2 million of cash in the first fiscal quarter of 2001 and $147.5 million in the first fiscal quarter of 2000. In the first fiscal quarter of 2001, the Company issued 20-year, zero coupon convertible senior debt securities. Net proceeds of the offering were $393.1 million. The securities carry a 3.5% yield to maturity with a face value of $805.6 million and are convertible into common stock initially at $50.925 per share. The proceeds were used to repay amounts then outstanding under the Senior Credit Facilities, repurchase $16.1 million of the Company's outstanding 6.25% Senior Notes at par, and for general corporate purposes.

    During the first fiscal quarter of 2001, the Company realized $8.3 million in proceeds from terminating its existing interest rate swap agreements (see "Quantitative and Qualitative Disclosures About Market Risk" below).

    The Company repurchased $68.9 million and $121.9 million of its common stock on the open market during the first fiscal quarters of 2001 and 2000, respectively. As of April 7, 2001, a total of $425.8 million has been expended under announced programs to acquire up to $500.0 million of such shares. The Company may authorize additional share repurchases in the future depending on, among other things, market conditions and the Company's financial condition. Proceeds from the issuance of common stock to employees exercising stock options amounted to $28.3 million and $4.3 million in the first fiscal quarters of 2001 and 2000, respectively.

    The terms of the acquisition agreement for Sun require the Company to pay the former Sun shareholders additional consideration of $2.00 for each $1.00 of Sun's earnings before interest and taxes (as defined in the merger agreement) for each of the years 1998 through 2001 that exceeds certain targeted levels. On April 6, 2001, the Company paid $1.0 million in cash as additional consideration for the Sun acquisition related to 2000 earnings, which was recorded as additional goodwill in the first fiscal quarter of 2001.

    The terms of the acquisition agreement for Victoria require the Company to pay the former Victoria shareholders additional consideration of $3.00 for each $1.00 of Victoria's earnings before interest and taxes (as defined in the merger agreement) for each of the 12-month periods ending June 30, 2001 through 2003 that exceeds certain targeted levels. This additional consideration is to be paid 50% in cash and 50% in the Company's common stock, the value of which will be determined by the prices at which the common stock trades in a defined period preceding delivery in each year.

    At April 7, 2001, the Company had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.45 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for a $750.0 million 364-Day Revolving Credit Facility and a $700.0 million Five-Year Revolving Credit Facility. At April 7, 2001, $199.8 million was outstanding under the 364-Day Revolving Credit Facility (comprised entirely of outstanding letters of credit) and no amounts were outstanding under the Company's Five-Year Revolving Credit Facility. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require the Company to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on the Company's ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers, and pay dividends.

    The Company also has a total of approximately $18.6 million of unsecured foreign lines of credit in Australia and Canada, under which $2.6 million was outstanding at April 7, 2001.

    The Company believes that funds generated by operations, proceeds from the issuance of notes, the Senior Credit Facilities and the foreign lines of credit will provide the financial resources sufficient to meet its foreseeable working capital, letter of credit, capital expenditure and stock repurchase requirements and any ongoing obligations to the former Sun and Victoria shareholders, as well as the cash required to fund the acquisition of McNaughton.

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

    The primary interest rate exposures on floating rate financing arrangements are with respect to United States, Canadian and Australian short-term local currency rates. The Company had approximately $1.5 billion in variable rate financing arrangements at April 7, 2001. There were no outstanding derivative financial contracts at April 7, 2001.

    From June 1999 through January 2001, the Company had employed an interest rate hedging strategy utilizing swaps to effectively float a portion of its interest rate exposure on its fixed rate financing arrangements. The termination of these interest rate swaps generated a gain of $8.3 million, which will be amortized as a reduction of interest expense over the remaining terms of the interest rate swap agreements.

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

Item 5. Other information

Statement Regarding Forward-looking Disclosure

    This Report includes, and incorporates by reference, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding the Company's expected financial position, business and financing plans are forward-looking statements. The words "believes," "expects," "plans," "intends," "anticipates" and similar expressions identify forward-looking statements. Forward-looking statements also include representations of the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of national and regional economic conditions, lowered levels of consumer spending resulting from a general economic downturn, the performance of the Company's products within the prevailing retail environment, customer acceptance of both new designs and newly-introduced product lines, financial difficulties encountered by customers, the effects of vigorous competition in the markets in which the Company operates, the integration of the organizations and operations of any acquired businesses into the Company's existing organization and operations, the termination or non-renewal of the licenses with Polo Ralph Lauren Corporation, the Company's extensive foreign operations and manufacturing, changes in the costs of raw materials, labor and advertising, and the Company's ability to secure and protect trademarks and other intellectual property rights. All statements other than statements of historical facts included in this Report, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Report in conjunction with the forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Not applicable.

(b) Reports on Form 8-K

    During the fiscal quarter ended April 7, 2001, the Company filed the following three Current Reports on Form 8-K with the Securities and Exchange Commission:

(1)	A Current Report on Form 8-K, dated January 23, 2001, announcing the Company's plans to make a private offering of $300 million to $350 million of 20-year, senior zero coupon debt securities which would be convertible into shares of the Company's Common Stock.

(2)	A Current Report on Form 8-K, dated January 23, 2001, announcing that the Company expected total revenues and earnings per share for the fourth fiscal quarter of 2000 to be in line with its previous estimates in the range of $950 million to $970 million and $0.50 to $0.53, respectively.

(3)	A Current Report on Form 8-K, dated January 25, 2001, announcing the pricing of the Company's offering of 20-year, zero coupon convertible senior debt securities.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JONES APPAREL GROUP, INC.
(Registrant)

Date: May 15, 2001

By /s/ Sidney Kimmel
SIDNEY KIMMEL
Chief Executive Officer

By /s/ Wesley R. Card
WESLEY R. CARD
Chief Financial Officer