Form 10-Q
period 2001-07-07
JONES APPAREL GROUP INC
filed 2001-08-17
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 7, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock $.01 par value	Outstanding at August 15, 2001 125,445,513

JONES APPAREL GROUP, INC.

Index                                                                       Page No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
        Consolidated Balance Sheets
          July 7, 2001 and December 31, 2000..................................  3
        Consolidated Statements of Income
          Fiscal Quarters and Six Months ended July 7, 2001 and July 2, 2000..  4
        Consolidated Statements of Stockholders' Equity
          Fiscal Six Months ended July 7, 2001 and July 2, 2000...............  5
        Consolidated Statements of Cash Flows
          Fiscal Six Months ended July 7, 2001 and July 2, 2000...............  6

Notes to Consolidated Financial Statements....................................  7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................... 14

Item 3. Quantitative and Qualitative Disclosures About Market Risk............ 21

PART II. OTHER INFORMATION

DEFINITIONS

    As used in this Report, unless the context requires otherwise, "our," "us" and "we" means Jones Apparel Group, Inc. and consolidated subsidiaries, "Sun" means Sun Apparel, Inc., "Nine West" means Nine West Group Inc., "Victoria" means Victoria + Co Ltd. (acquired July 31, 2000), "Judith Jack" means Judith Jack, LLC (acquired April 26, 2001), "McNaughton" means McNaughton Apparel Group Inc. (acquired June 19, 2001), "FASB" means the Financial Accounting Standards Board and "SEC" means the United States Securities and Exchange Commission. The results of Victoria, Judith Jack and McNaughton are included in our operating results from the respective dates of acquisition and, therefore, our operating results for all periods presented are not comparable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in millions except per share data)

                                                         July 7,   December 31,
                                                           2001           2000
                                                         ------    -----------
                                                     (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                            $   37.6       $   60.5
  Accounts receivable, net of allowance for doubtful
    accounts of $14.0 and $12.4                           530.7          398.0
  Inventories                                             769.9          557.2
  Prepaid income taxes                                     29.5              -
  Deferred taxes                                           76.9           70.6
  Prepaid expenses and other current assets                68.6           95.4
                                                       --------       --------
    TOTAL CURRENT ASSETS                                1,513.2        1,181.7

PROPERTY, PLANT AND EQUIPMENT, at cost, less
  accumulated depreciation and amortization               237.1          222.5
GOODWILL, less accumulated amortization                 1,374.0        1,086.8
OTHER INTANGIBLES, at cost, less accumulated
  amortization                                            545.4          371.6
OTHER ASSETS                                               98.6          116.6
                                                       --------       --------
                                                       $3,768.3       $2,979.2
                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt and current portion of long-term
    debt and capital lease obligations                 $  517.6       $  499.8
  Accounts payable                                        215.7          210.9
  Accrued restructuring costs                              18.7           29.5
  Taxes payable                                               -           13.1
  Accrued expenses and other current liabilities          137.5          133.5
                                                       --------       --------
    TOTAL CURRENT LIABILITIES                             889.5          886.8
                                                       --------       --------
NONCURRENT LIABILITIES:
  Long-term debt                                          937.7          547.2
  Obligations under capital leases                         26.8           29.0
  Deferred taxes                                           86.5            8.8
  Other                                                    26.8           30.2
                                                       --------       --------
    TOTAL NONCURRENT LIABILITIES                        1,077.8          615.2
                                                       --------       --------
    TOTAL LIABILITIES                                   1,967.3        1,502.0
                                                       --------       --------

COMMITMENTS AND CONTINGENCIES                                 -              -

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value - shares
    authorized 1.0; none issued                               -              -
  Common stock, $.01 par value - shares authorized
    200.0; issued 141.1 and 137.6                           1.4            1.4
  Additional paid-in capital                              953.1          752.0
  Retained earnings                                     1,235.9        1,084.1
  Accumulated other comprehensive income                    1.7           (2.4)
                                                       --------       --------
                                                        2,192.1        1,835.1
  Less treasury stock, 16.3 and 17.5 shares, at cost     (391.1)        (357.9)
                                                       --------       --------
    TOTAL STOCKHOLDERS' EQUITY                          1,801.0        1,477.2
                                                       --------       --------
                                                       $3,768.3       $2,979.2
                                                       ========       ========

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Income (Unaudited)
(All amounts in millions except per share data)

                                                 Fiscal Quarter Ended      Fiscal Six Months Ended
                                              -------------------------   -------------------------
                                              July 7, 2001 July 2, 2000   July 7, 2001 July 2, 2000
                                              ------------ ------------   ------------ ------------

Net sales                                           $874.4       $901.1       $1,939.5     $1,978.6
Licensing income (net)                                 5.5          5.5           11.0         10.4
                                                    ------       ------       --------     --------
Total revenues                                       879.9        906.6        1,950.5      1,989.0

Cost of goods sold                                   524.6        527.7        1,155.1      1,172.3
Purchase accounting adjustments to
  cost of goods sold(1)                                7.8            -            7.8            -
                                                    ------       ------       --------     --------
Gross profit                                         347.5        378.9          787.6        816.7

Selling, general and administrative expenses         225.5        251.5          475.5        536.9
Amortization of goodwill                              10.0          9.2           19.7         17.8
                                                    ------       ------       --------     --------
Operating income                                     112.0        118.2          292.4        262.0

Interest income                                        1.9          0.4            3.6          0.6
Interest expense and financing costs                 (22.3)       (26.1)         (45.0)       (52.4)
                                                    ------       ------       --------     --------
Income before provision for income taxes              91.6         92.5          251.0        210.2
Provision for income taxes                            36.2         37.0           99.2         84.1
                                                    ------       ------       --------     --------
Net income                                          $ 55.4       $ 55.5       $  151.8     $  126.1
                                                    ======       ======       ========     ========
Earnings per share
    Basic                                            $0.46        $0.47          $1.25        $1.06
    Diluted                                          $0.43        $0.46          $1.18        $1.04

Weighted average common shares and share
  equivalents outstanding
    Basic                                            121.3        118.5          121.0        118.9
    Diluted                                          133.7        121.6          132.0        121.8

See accompanying notes to consolidated financial statements

(1) Reflects an increase in cost of goods sold attributable to the fair value of inventory over cost, recorded as a result of the acquisitions of Judith Jack and McNaughton.

Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)
(All amounts in millions)

                                              Total                                    Accumulated
                                             stock-            Additional                    other
                                           holders'    Common     paid-in   Retained comprehensive Treasury
                                             equity     stock     capital   earnings        income    stock
                                           ----------------------------------------------------------------
Balance, January 1, 2000:                  $1,241.0      $1.4      $693.0     $782.2          $0.3  $(235.9)
Fiscal quarter ended July 2, 2000:
  Comprehensive income:
    Net income                                126.1         -           -      126.1             -        -
    Foreign currency
      translation adjustments                   1.3         -           -          -           1.3        -
                                           --------
        Total comprehensive income            127.4
                                           --------

Amortization of deferred compensation
  in connection with executive stock
  options                                       1.0         -         1.0          -             -        -
Exercise of stock options                       8.7         -         8.8          -             -     (0.1)
Tax benefit derived from exercise
  of stock options                              4.6         -         4.6          -             -        -
Stock issued as additional consideration
  for acquisition of Sun                       18.3         -        18.3          -             -        -
Treasury stock acquired                      (121.9)        -           -          -             -   (121.9)
                                           ----------------------------------------------------------------
Balance, July 2, 2000                      $1,279.1      $1.4      $725.7     $908.3          $1.6  $(357.9)
                                           ================================================================

Balance, January 1, 2001:                  $1,477.2      $1.4      $752.0   $1,084.1         $(2.4) $(357.9)
Fiscal quarter ended July 7, 2001:
  Comprehensive income:
    Net income                                151.8         -           -      151.8             -        -
    Other comprehensive income,
      net of tax:
        Gain on termination of
          interest rate hedges                  4.8         -           -          -           4.8        -
        Change in fair value of
          cash flow hedges                     (0.1)        -           -          -          (0.1)       -
        Reclassification adjustment
          for hedge gains and losses
          included in net income               (0.4)        -           -          -          (0.4)       -
        Foreign currency translation
          adjustments                          (0.2)        -           -          -          (0.2)       -
                                           --------
          Total comprehensive income          155.9
                                           --------

Amortization of deferred compensation
  in connection with executive stock
  options                                       0.2         -         0.2          -             -        -
Exercise of stock options                      70.5         -        70.5          -             -        -
Tax benefit derived from exercise
  of stock options                             22.7         -        22.7          -             -        -
Treasury stock reissued relating to
  acquisition of McNaughton                   143.5         -       107.7          -             -     35.8
Treasury stock acquired                       (69.0)        -           -          -             -    (69.0)
                                           ----------------------------------------------------------------
Balance, July 7, 2001                      $1,801.0      $1.4      $953.1   $1,235.9         $ 1.7  $(391.1)
                                           ================================================================

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(All amounts in millions)

                                                          Fiscal Six Months Ended
                                                         -------------------------
                                                         July 7, 2001 July 2, 2000
                                                         ------------ ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $ 151.8      $ 126.1
                                                              -------      -------
Adjustments to reconcile net income to net
  cash (used in) provided by operating activities,
  net of acquisitions:
    Amortization of goodwill                                     19.7         17.8
    Amortization of original issue discount                       5.9            -
    Depreciation and other amortization                          34.9         34.7
    Provision for losses on accounts receivable                   1.6          2.3
    Deferred taxes                                               (0.2)        36.2
    Other                                                         1.5          2.4
    Changes in operating assets and liabilities:
      Accounts receivable, including a $67.0
        payment in 2000 to terminate Nine West's
        accounts receivable securitization program              (43.1)      (166.8)
      Inventories                                              (138.9)        29.9
      Prepaid expenses and other current assets                  (4.5)         2.2
      Other assets                                                6.2         (7.8)
      Accounts payable                                           (5.3)        (1.5)
      Income taxes payable and prepaid taxes                      7.6         22.6
      Accrued expenses and other liabilities                    (59.3)       (70.0)
                                                              -------      -------
      Total adjustments                                        (173.9)       (98.0)
                                                              -------      -------
Net cash (used in) provided by operating activities             (22.1)        28.1
                                                              -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired                             (133.7)       (15.1)
Capital expenditures                                            (25.6)       (26.2)
Repayments from (loans to) officers                              18.0        (18.5)
Additional consideration paid for acquisition of Sun             (1.0)       (26.6)
Acquisition of intangibles                                          -         (0.9)
Proceeds from sale of Nine West United
  Kingdom operations                                             28.0            -
Other                                                            (0.6)         2.3
                                                              -------      -------
Net cash used in investing activities                          (114.9)       (85.0)
                                                              -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Zero Coupon Convertible Senior Notes,
  net of discount                                               393.4            -
Debt issuance costs                                              (0.6)           -
Net borrowings under various credit facilities                   38.1        177.1
Repurchase of 6.25% Senior Notes                                (30.3)           -
Repurchase of McNaughton 12.5% Senior Notes                    (122.3)           -
Premiums paid on repurchase of McNaughton
  12.5% Senior Notes                                            (25.2)           -
Refinancing of acquired debt and accrued interest              (146.9)           -
Proceeds from termination of interest rate swaps                  8.3            -
Principal payments on capital leases                             (2.4)        (2.0)
Purchases of treasury stock                                     (69.0)      (121.9)
Proceeds from exercise of stock options                          70.5          8.7
                                                              -------      -------
Net cash provided by financing activities                       113.6         61.9
                                                              -------      -------

EFFECT OF EXCHANGE RATES ON CASH                                  0.5          2.6
                                                              -------      -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (22.9)         7.6
CASH AND CASH EQUIVALENTS, BEGINNING                             60.5         47.0
                                                              -------      -------
CASH AND CASH EQUIVALENTS, ENDING                             $  37.6      $  54.6
                                                              =======      =======

See accompanying notes to consolidated financial statements

JONES APPAREL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Jones Apparel Group, Inc. and its wholly-owned subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the footnotes therein included within our Annual Report on Form 10-K. The results of Victoria, Judith Jack and McNaughton are included in our operating results from the date of acquisition and, therefore, our operating results for the periods presented are not comparable.

    In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 2001. While the annual reporting period is the calendar year, we historically have reported interim results in 13 week quarters. For 2001, we have changed our interim quarter-end reporting calendar to align with the fiscal calendar of our major wholesale customers. As a result, the first fiscal quarter of 2001 contained approximately 14 weeks while the first fiscal quarter of 2000 contained 13 weeks; the fourth fiscal quarter of 2001 will contain approximately 12 weeks while the fourth fiscal quarter of 2000 contained 13 weeks. The length of the second and third fiscal quarters are unaffected. Net sales for the additional week included in the first fiscal six months of 2001 amounted to $95.1 million, the majority of which we believe would have been normally shipped in the 26th week.

ACCRUED RESTRUCTURING COSTS

    In connection with the acquisitions of Nine West, Sun, Judith Jack and McNaughton, we assessed and formulated plans to restructure certain operations of each company. These plans involved the closure of manufacturing facilities, certain offices, foreign subsidiaries, and selected domestic and international retail locations. The objectives of the plans were to eliminate unprofitable or marginally profitable lines of business and reduce overhead expenses. The accrual of these costs and liabilities is as follows:

                                                               Net
                                            Balance at   Additions             Balance at
(in millions)                        December 31, 2000 (Reductions) Utilized July 7, 2001
                                     -----------------  ----------  -------- ------------
  Severance and other employee costs             $ 7.6       $ 8.7     $ 4.1       $ 12.2
  Closing of retail stores and
    consolidation of facilities                   17.7        (8.9)      2.4          6.4
  Other                                            4.2         0.9       5.0          0.1
                                                ------       -----    ------       ------
  Total                                         $ 29.5       $ 0.7    $ 11.5       $ 18.7
                                                ======       =====    ======       ======

    Estimated severance payments and other employee costs of $12.2 million accrued at July 7, 2001 relate to the remaining estimated severance for approximately 250 employees at locations to be closed. Employee groups affected (totaling an estimated 3,870 employees) include accounting, administrative, customer service, manufacturing, production, warehouse and management personnel at locations closed or to be closed and duplicate corporate headquarters management and administrative personnel. During the fiscal quarter ended July 7, 2001, $4.1 million of the reserve was utilized (relating to severance and related costs for approximately 215 employees).

    The $6.4 million accrued at July 7, 2001 for the consolidation of facilities relate primarily to expected costs to be incurred, including lease obligations, for closing certain acquired facilities in connection with consolidating their operations into our existing facilities.

    The net addition of $0.7 million was recorded as an increase to goodwill. Our plans have not been finalized in all areas, and additional restructuring costs may result as we continue to evaluate and assess the impact of duplicate responsibilities, warehouses and office locations. Any additional costs relating to Judith Jack identified before April 26, 2002 and McNaughton identified before June 19, 2002 will be recorded as additional goodwill; after that date, additional costs will be charged to operations in the period in which they occur. Any additional costs relating to Nine West or Sun will be charged to operations in the period in which they occur.

INVENTORIES

    Inventories are summarized as follows (in millions):

                                          July 7,    December 31,
                                            2001            2000
                                          ------     -----------

  Raw materials                           $ 33.5          $ 30.0
  Work in process                           65.5            52.7
  Finished goods                           670.9           474.5
                                          ------          ------
                                          $769.9          $557.2
                                          ======          ======

DERIVATIVES

    In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," subsequently amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (as amended, hereinafter referred to as "SFAS 133"), which we adopted effective January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments. Specifically, SFAS 133 requires us to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

    Our primary objectives for holding derivative financial instruments have historically been to manage foreign currency and interest rate risks. We currently use foreign currency-based derivatives to hedge both the fair value of recognized assets or liabilities (a "fair value" hedge) and the variability of anticipated cash flows of a forecasted transaction (a "cash flow" hedge). Fair value hedges are entered into in order to hedge the fair value of recognized assets or liabilities denominated in non-functional currencies. Cash flow hedges are entered into in order to hedge forecasted inventory purchases and royalty payments that are denominated in non-functional currencies. The terms of these derivative instruments are generally less than 12 months.

    On the date the derivative contract is entered into, we designate the derivative as either a fair value hedge or a cash flow hedge. Changes in derivative fair values that are designated as fair value hedges are recognized in earnings as offsets to the changes in fair value of the related hedged assets and liabilities. Changes in derivative fair values that are designated as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income until the associated hedged transactions impact the income statement, at which time the deferred gains and losses are reclassified to either cost of sales for inventory purchases or to selling, general and administrative expenses for all other items. Any ineffective portion of a hedging derivative's change in fair value will be immediately recognized in selling, general and administrative expenses.

    During the six months ended July 7, 2001, no material amounts were reclassified from other comprehensive income to earnings relating to cash flow hedges. If foreign currency exchange rates do not change from their July 7, 2001 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months also will not be material. The actual amounts that will be reclassified to earnings over the next 12 months could vary, however, as a result of changes in market conditions.

    From June 1999 through January 2001, we had employed an interest rate hedging strategy utilizing swaps to effectively float a portion of our interest rate exposure on our fixed rate financing arrangements. The termination of these interest rate swaps generated a pre-tax gain of $8.3 million, which will be amortized as a reduction of interest expense over the remaining terms of the interest rate swap agreements, with approximately $1.9 million of pre-tax income to be reclassified into earnings within the next 12 months.

STATEMENT OF CASH FLOWS

  Fiscal Six Months Ended:                                 July 7,     July 2,
  (In millions)                                              2001        2000
                                                           ------      ------

  Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                              $35.3       $47.0
      Income taxes, net of refunds                           91.1        52.3

  Supplemental disclosures of non-cash investing and
    financing activities:
      Tax benefits related to exercise of stock options      22.7         4.6
      Treasury stock reissued for McNaughton acquisition     35.8           -
      Common stock issued as additional consideration
        for Sun acquisition                                     -        18.3

  Details of acquisitions:
    Fair value of assets acquired                         $ 656.8       $15.7
    Liabilities assumed                                    (373.8)       (0.6)
    Common stock and options issued                        (143.5)          -
                                                          -------       -----
    Cash paid for acquisitions                              139.5        15.1
    Cash acquired in acquisitions                            (5.8)          -
                                                          -------       -----
    Net cash paid for acquisitions                        $ 133.7       $15.1
                                                          =======       =====

SEGMENT INFORMATION

    Our operations are comprised of three reportable segments: wholesale apparel, wholesale footwear and accessories, and retail. We identify operating segments based on, among other things, the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores; the retail segment includes retail operations by our own retail stores. We define segment profit as operating income before amortization of goodwill, interest expense and income taxes. Summarized below are our segment revenues and income (loss) by reportable segments for the fiscal quarters and fiscal six month periods ended July 7, 2001 and July 2, 2000.

(In millions)                                         Wholesale
                                          Wholesale  Footwear &               Other &
                                            Apparel Accessories   Retail Eliminations Consolidated
                                          --------------------------------------------------------
For the fiscal quarter ended July 7, 2001
  Revenues from external customers         $  472.2      $219.0   $183.2       $  5.5     $  879.9
  Intersegment revenues                        16.9        15.6        -        (32.5)           -
                                           -------------------------------------------------------
    Total revenues                            489.1       234.6    183.2        (27.0)       879.9
                                           -------------------------------------------------------

  Segment income                           $   66.6      $ 41.6   $ 23.5       $ (9.7)       122.0
                                           ==========================================
  Amortization of goodwill                                                                   (10.0)
  Net interest expense                                                                       (20.4)
                                                                                          --------
  Income before provision for income taxes                                                $   91.6
                                                                                          ========

For the fiscal quarter ended July 2, 2000
  Revenues from external customers         $  441.4      $191.6   $268.1       $  5.5     $  906.6
  Intersegment revenues                        17.1        28.8        -        (45.9)           -
                                           -------------------------------------------------------
    Total revenues                            458.5       220.4    268.1        (40.4)       906.6
                                           -------------------------------------------------------

  Segment income                           $   53.6      $ 51.8   $ 28.3       $ (6.3)       127.4
                                           ==========================================
  Amortization of goodwill                                                                    (9.2)
  Net interest expense                                                                       (25.7)
  Income before provision for income taxes                                                $   92.5
                                                                                          ========

For the fiscal six months ended July 7, 2001
  Revenues from external customers         $1,087.2      $508.4   $343.9       $ 11.0     $1,950.5
  Intersegment revenues                        42.5        41.2        -        (83.7)           -
                                           -------------------------------------------------------
    Total revenues                          1,129.7       549.6    343.9        (72.7)     1,950.5
                                           -------------------------------------------------------

  Segment income                           $  195.7      $113.1   $ 25.7       $(22.4)       312.1
                                           ==========================================
  Amortization of goodwill                                                                   (19.7)
  Net interest expense                                                                       (41.4)
                                                                                          --------
  Income before provision for income taxes                                                $  251.0
                                                                                          ========

For the fiscal six months ended July 2, 2000
  Revenues from external customers         $1,036.6      $437.4   $504.6       $ 10.4     $1,989.0
  Intersegment revenues                        43.5        61.9        -       (105.4)           -
                                           -------------------------------------------------------
    Total revenues                          1,080.1       499.3    504.6        (95.0)     1,989.0
                                           -------------------------------------------------------

  Segment income                           $  169.4      $108.8   $ 22.7       $(21.1)       279.8
                                           ==========================================
  Amortization of goodwill                                                                   (17.8)
  Net interest expense                                                                       (51.8)
                                                                                           -------
  Income before provision for income taxes                                                 $ 210.2
                                                                                           =======

SUPPLEMENTAL SUMMARIZED FINANCIAL INFORMATION

    Certain of our subsidiaries function as co-issuers, obligors and co-obligors (fully and unconditionally guaranteed on a joint and several basis) of the outstanding debt of Jones Apparel Group, Inc. ("Jones"), including Jones Apparel Group USA, Inc. ("Jones USA"), Jones Apparel Group Holdings, Inc. ("Jones Holdings") and Nine West (collectively, including Jones, the "Issuers").

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

    The following condensed consolidating balance sheets, statements of income and statements of cash flows for the Issuers and our other subsidiaries have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Separate financial statements and other disclosures concerning Jones are not presented as Jones has no independent operations or assets. There are no contractual restrictions on distributions from Jones USA, Jones Holdings or Nine West to Jones.

Condensed Consolidating Balance Sheets
(In millions)

                                                         July 7, 2001                         December 31, 2000
                                             -------------------------------------  -------------------------------------
                                                                   Elim-     Cons-                        Elim-     Cons-
                                              Issuers   Others  inations  olidated   Issuers   Others  inations  olidated
                                             -------------------------------------  -------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                  $   23.2 $   14.4       $ -    $ 37.6    $ 45.5 $   15.0       $ -    $ 60.5
  Accounts receivable - net                     321.1    209.6         -     530.7     288.2    109.8         -     398.0
  Inventories                                   485.6    298.3     (14.0)    769.9     404.4    159.7      (6.9)    557.2
  Prepaid and refundable income taxes             8.1     26.1      (4.7)     29.5       4.8        -      (4.8)        -
  Deferred taxes                                 40.7     36.1       0.1      76.9      58.7     11.9         -      70.6
  Prepaid expenses and other current assets      50.3     18.5      (0.2)     68.6      86.2     10.3      (1.1)     95.4
                                             -------------------------------------  -------------------------------------
    TOTAL CURRENT ASSETS                        929.0    603.0     (18.8)  1,513.2     887.8    306.7     (12.8)  1,181.7
                                             -------------------------------------  -------------------------------------

Property, plant and equipment - net             161.1     76.0         -     237.1     166.4     56.1         -     222.5
Due from affiliates                             874.1    217.9  (1,092.0)        -     844.4    558.0  (1,402.4)        -
Goodwill - net                                1,199.2    557.8    (383.0)  1,374.0   1,067.2    408.6    (389.0)  1,086.8
Other intangibles - net                         272.4    273.0         -     545.4     277.4     94.2         -     371.6
Investments in subsidiaries                   2,503.7     23.1  (2,526.8)        -   2,396.0     21.4  (2,417.4)        -
Other assets                                     68.0     34.7      (4.1)     98.6      58.4     51.3       6.9     116.6
                                             -------------------------------------  -------------------------------------
                                             $6,007.5 $1,785.5 $(4,024.7) $3,768.3  $5,697.6 $1,496.3 $(4,214.7) $2,979.2
                                             =====================================  =====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt and current portion
    of long- term debt and capital
    lease obligations                        $  515.8 $    1.8 $       -  $  517.6  $  499.1 $    0.7 $       -  $  499.8
  Accounts payable                              147.5     68.2         -     215.7     166.6     44.3         -     210.9
  Income taxes payable                              -      4.6      (4.6)        -      13.5      4.4      (4.8)     13.1
  Accrued expenses and other
    current liabilities                          97.5     58.8      (0.1)    156.2     126.1     37.9      (1.0)    163.0
                                             -------------------------------------  -------------------------------------
    TOTAL CURRENT LIABILITIES                   760.8    133.4      (4.7)    889.5     805.3     87.3      (5.8)    886.8
                                             -------------------------------------  -------------------------------------

NONCURRENT LIABILITIES:
  Long-term debt                                934.9      2.8         -     937.7     537.9      9.3         -     547.2
  Obligations under capital leases               26.8        -         -      26.8      28.9      0.1         -      29.0
  Due to affiliates                             407.4    684.6  (1,092.0)        -   1,129.7    272.7  (1,402.4)        -
  Deferred taxes                                 18.5     72.0      (4.0)     86.5         -      1.8       7.0       8.8
  Other                                          24.7      2.2      (0.1)     26.8      30.3      0.1      (0.2)     30.2
                                             -------------------------------------  -------------------------------------
  TOTAL NONCURRENT LIABILITIES                1,412.3    761.6  (1,096.1)  1,077.8   1,726.8    284.0  (1,395.6)    615.2
                                             -------------------------------------  -------------------------------------
  TOTAL LIABILITIES                           2,173.1    895.0  (1,100.8)  1,967.3   2,532.1    371.3  (1,401.4)  1,502.0
                                             -------------------------------------  -------------------------------------

STOCKHOLDERS' EQUITY:
  Common stock and additional
    paid-in capital                           2,606.5    651.7  (2,303.7)    954.5   2,261.9    567.4  (2,075.9)    753.4
  Retained earnings                           1,606.6    243.7    (614.4)  1,235.9   1,262.3    561.9    (740.1)  1,084.1
  Accumulated other comprehensive income         12.4     (4.9)     (5.8)      1.7      (0.8)    (4.3)      2.7      (2.4)
                                             -------------------------------------  -------------------------------------
                                              4,225.5    890.5  (2,923.9)  2,192.1   3,523.4  1,125.0  (2,813.3)  1,835.1
  Less treasury stock                          (391.1)       -         -    (391.1)   (357.9)       -         -    (357.9)
                                             -------------------------------------  -------------------------------------
  TOTAL STOCKHOLDERS' EQUITY                  3,834.4    890.5  (2,923.9)  1,801.0   3,165.5  1,125.0  (2,813.3)  1,477.2
                                             -------------------------------------  -------------------------------------
                                             $6,007.5 $1,785.5 $(4,024.7) $3,768.3  $5,697.6 $1,496.3 $(4,214.7) $2,979.2
                                             =====================================  =====================================

Condensed Consolidating Statements of Income
(In millions)

                                               Fiscal Quarter Ended July 7, 2001      Fiscal Quarter Ended July 2, 2000
                                             -------------------------------------  -------------------------------------
                                                                   Elim-     Cons-                        Elim-     Cons-
                                              Issuers   Others  inations  olidated   Issuers   Others  inations  olidated
                                             -------------------------------------  -------------------------------------
Net sales                                    $  640.7  $ 268.8   $ (35.1)  $ 874.4  $  710.8  $ 212.0   $ (21.7)  $ 901.1
Licensing income (net)                            3.6      1.9         -       5.5       2.9      2.6         -       5.5
                                             -------------------------------------  -------------------------------------
  Total revenues                                644.3    270.7     (35.1)    879.9     713.7    214.6     (21.7)    906.6
Cost of goods sold                              386.5    170.1     (24.2)    532.4     399.5    150.2     (22.0)    527.7
                                             -------------------------------------  -------------------------------------
  Gross profit                                  257.8    100.6     (10.9)    347.5     314.2     64.4       0.3     378.9
Selling, general and administrative expenses    175.4     60.8     (10.7)    225.5     217.2     35.6      (1.3)    251.5
Amortization of goodwill                          9.4      0.6         -      10.0       8.9      0.3         -       9.2
                                             -------------------------------------  -------------------------------------
  Operating income                               73.0     39.2      (0.2)    112.0      88.1     28.5       1.6     118.2
Net interest (income) expense
  and financing costs                            19.7      0.7         -      20.4      31.7     (6.0)        -      25.7
                                             -------------------------------------  -------------------------------------
  Income before provision for income taxes
    and equity in earnings of subsidiaries       53.3     38.5      (0.2)     91.6      56.4     34.5       1.6      92.5
Provision for income taxes                       22.2     14.1      (0.1)     36.2      24.4     12.6         -      37.0
Equity in earnings of subsidiaries              (67.9)    (1.2)     69.1         -     (76.0)    (0.3)     76.3         -
                                             -------------------------------------  -------------------------------------
  Net income                                 $   99.0   $ 25.6   $ (69.2)  $  55.4  $  108.0   $ 22.2   $ (74.7)  $  55.5
                                             =====================================  =====================================

                                              Fiscal Six Months Ended July 7, 2001   Fiscal Six Months Ended July 2, 2000
                                             -------------------------------------  -------------------------------------
                                                                   Elim-     Cons-                        Elim-     Cons-
                                              Issuers   Others  inations  olidated   Issuers   Others  inations  olidated
                                             -------------------------------------  -------------------------------------
Net sales                                    $1,505.6  $ 492.9   $ (59.0) $1,939.5  $1,595.6  $ 428.8   $ (45.8) $1,978.6
Licensing income (net)                            6.0      5.0         -      11.0       5.6      4.8         -      10.4
                                             -------------------------------------  -------------------------------------
  Total revenues                              1,511.6    497.9     (59.0)  1,950.5   1,601.2    433.6     (45.8)  1,989.0
Cost of goods sold                              896.8    317.3     (51.2)  1,162.9     922.6    296.9     (47.2)  1,172.3
                                             -------------------------------------  -------------------------------------
  Gross profit                                  614.8    180.6      (7.8)    787.6     678.6    136.7       1.4     816.7
Selling, general and administrative expenses    381.5     94.7      (0.7)    475.5     464.0     72.8       0.1     536.9
Amortization of goodwill                         18.8      0.9         -      19.7      17.3      0.5         -      17.8
                                             -------------------------------------  -------------------------------------
  Operating income                              214.5     85.0      (7.1)    292.4     197.3     63.4       1.3     262.0
Net interest (income) expense
  and financing costs                            43.4     (2.0)        -      41.4      63.5    (11.7)        -      51.8
                                             -------------------------------------  -------------------------------------
  Income before provision for income taxes
    and equity in earnings of subsidiaries      171.1     87.0      (7.1)    251.0     133.8     75.1       1.3     210.2
Provision for income taxes                       67.9     31.3         -      99.2      55.5     27.0       1.6      84.1
Equity in earnings of subsidiaries             (267.5)    (1.9)    269.4         -    (176.9)    (0.3)    177.2         -
                                             -------------------------------------  -------------------------------------
  Net income                                 $  370.7  $  57.6   $(276.5) $  151.8  $  255.2  $  48.4  $ (177.5)  $ 126.1
                                             =====================================  =====================================
Condensed Consolidating Statements of Cash Flows (In millions)

                                              Fiscal Six Months Ended July 7, 2001   Fiscal Six Months Ended July 2, 2000
                                             -------------------------------------  -------------------------------------
                                                                   Elim-     Cons-                        Elim-     Cons-
                                              Issuers   Others  inations  olidated   Issuers   Others  inations  olidated
                                             -------------------------------------  -------------------------------------

Net cash (used in) provided by
  operating activities                       $  450.0  $ (57.2) $ (414.9)  $ (22.1) $  (46.0)  $  74.1  $     -  $   28.1
                                             -------------------------------------  -------------------------------------

Cash flows from investing activities:
  Acquisitions, net of cash acquired           (133.7)       -         -    (133.7)     (0.1)    (15.0)       -     (15.1)
  Capital expenditures                          (12.5)   (13.1)        -     (25.6)    (12.5)    (13.7)       -     (26.2)
  Repayments from (loans to) officers            18.0        -         -      18.0     (18.5)        -        -     (18.5)
  Additional consideration paid for Sun          (1.0)       -         -      (1.0)    (26.6)        -        -     (26.6)
  Acquisition of intangibles                        -        -         -         -         -      (0.9)       -      (0.9)
  Proceeds from sale of Nine West
    UK operations                                28.0        -         -      28.0         -         -        -         -
  Other                                             -     (0.6)        -      (0.6)      2.3         -        -       2.3
                                             -------------------------------------  -------------------------------------
  Net cash used in investing activities        (101.2)   (13.7)        -    (114.9)    (55.4)    (29.6)       -     (85.0)
                                             -------------------------------------  -------------------------------------

Cash flows from financing activities:
  Issuance of Zero Coupon Convertible
    Senior Notes, net                           392.8        -         -     392.8         -         -        -         -
  Net borrowings under various
    credit facilities                            36.8      1.3         -      38.1     162.1      15.0        -     177.1
  Repurchase of 6.25% Senior Notes              (30.3)       -         -     (30.3)        -         -        -         -
  Repurchase of McNaughton 12.5% Senior Notes       -   (122.3)        -    (122.3)        -         -        -         -
  Premiums paid on McNaughton 12.5%
    Senior Notes                                    -    (25.2)        -     (25.2)        -         -        -         -
  Refinancing of acquired debt                      -   (146.9)        -    (146.9)        -         -        -         -
  Proceeds from termination of
    interest rate swaps                           8.3        -         -       8.3         -         -        -         -
  Principal payments on capital leases           (2.0)    (0.4)        -      (2.4)     (1.9)     (0.1)       -      (2.0)
  Purchases of treasury stock                   (69.0)       -         -     (69.0)   (121.9)        -        -    (121.9)
  Proceeds from exercise of stock options        70.5        -         -      70.5       8.7         -        -       8.7
  Dividends paid to affiliates                  (26.5)  (388.4)    414.9         -         -         -        -         -
  Net intercompany borrowings (payments)       (751.9)   751.9         -         -      55.2     (55.2)       -         -
                                             -------------------------------------  -------------------------------------
  Net cash provided by (used in)
    financing activities                       (371.3)    70.0     414.9     113.6     102.2     (40.3)       -      61.9
                                             -------------------------------------  -------------------------------------

Effect of exchange rates on cash                  0.2      0.3         -       0.5       2.4       0.2        -       2.6
                                             -------------------------------------  -------------------------------------

Net increase (decrease) in cash
  and cash equivalents                          (22.3)    (0.6)        -     (22.9)      3.2       4.4        -       7.6
Cash and cash equivalents, beginning             45.5     15.0         -      60.5      38.9       8.1        -      47.0
                                             -------------------------------------  -------------------------------------
Cash and cash equivalents, ending            $   23.2  $  14.4   $     -   $  37.6  $   42.1  $   12.5  $     -  $   54.6
                                             =====================================  =====================================

EARNINGS PER SHARE

    The computation of basic and diluted earnings per share is as follows:

                                                 Fiscal Quarter Ended      Fiscal Six Months Ended
                                              -------------------------   -------------------------
(In millions except per share amounts)        July 7, 2001 July 2, 2000   July 7, 2001 July 2, 2000
                                              ------------ ------------   ------------ ------------

  Basic
    Net income                                     $  55.4      $  55.5        $ 151.8      $ 126.1
    Weighted average common
      shares outstanding                             121.3        118.5          121.0        118.9
                                                   -------      -------        -------      -------
    Basic earnings per share                       $  0.46      $  0.47        $  1.25      $  1.06
                                                   =======      =======        =======      =======

  Diluted
    Net income                                     $  55.4      $  55.5        $ 151.8      $ 126.1
    Add: interest expense associated
      with convertible notes, net of
      tax benefit                                      2.1            -            3.6            -
                                                   -------      -------        -------      -------
      Income available to common shareholders      $  57.5      $  55.5        $ 155.4      $ 126.1
                                                   =======      =======        =======      =======

  Weighted average common shares outstanding         121.3        118.5          121.0        118.9
  Effect of dilutive securities:
    Employee stock options                             4.5          3.1            4.4          2.9
    Assumed conversion of convertible notes            7.9            -            6.6            -
                                                   -------      -------        -------      -------
    Weighted average common shares and
      share equivalents outstanding                  133.7        121.6          132.0        121.8
                                                   =======      =======        =======      =======

  Diluted earnings per share                       $  0.43      $  0.46        $  1.18      $  1.04
                                                   =======      =======        =======      =======

ACQUISITIONS

    On June 19, 2001, we acquired 100% of the common stock of McNaughton in a merger transaction. McNaughton designs, contracts for the manufacture of and markets a broad line of branded moderately-priced women's and juniors' career and casual clothing. McNaughton markets its products nationwide to department stores, national chains, mass merchants, and specialty retailers, including J.C. Penney Company, Inc., Kohl's Department Stores, Inc., Federated Department Stores, Inc., May Department Stores Company and Sears, Roebuck and Co. McNaughton's nationally known brands include Norton McNaughton, Erika, Energie, Jamie Scott and Currants.

    The acquisition has been accounted for under the purchase method of accounting for business combinations. Accordingly, the consolidated financial statements include the results of operations of McNaughton from the acquisition date. The purchase price was allocated to McNaughton's assets and liabilities, tangible and intangible, with the excess of the purchase price over the fair value of the net assets acquired of approximately $304.1 million being amortized on a straight-line basis over 30 years. The excess purchase price over the fair market value of the underlying net assets was allocated to goodwill and property based on preliminary estimates of fair values and is subject to further adjustments.

    On April 26, 2001, we acquired substantially all the assets of Judith Jack. Judith Jack is a manufacturer and distributor of women's jewelry, including marcasite and sterling silver products. Judith Jack distributes products principally under the Judith Jack brand name to better department stores and specialty retailers, including Neiman Marcus Stores and Saks Incorporated.

    The acquisition has been accounted for under the purchase method of accounting for business combinations. Accordingly, the consolidated financial statements include the results of operations of Judith Jack from the acquisition date. The purchase price was allocated to the acquired assets and liabilities, tangible and intangible, with the excess of the purchase price over the fair value of the net assets acquired of approximately $10.0 million being amortized on a straight-line basis over 30 years. The excess purchase price over the fair market value of the underlying net assets was allocated to goodwill and property based on preliminary estimates of fair values and is subject to further adjustments.

    The following unaudited pro forma information presents a summary of our consolidated results of operations as if both acquisitions had taken place on January 1, 2000. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2000, or which may result in the future. For comparative purposes, the pro forma amounts include the results of Victoria as if it had also been acquired on January 1, 2000.

  Fiscal Six Months Ended:                    July 7, 2001   July 2, 2000
                                              ------------   ------------
  Total revenues (in millions)                    $2,240.6       $2,322.2
  Net income (in millions)                          $170.0          $94.7
  Basic earnings per common share                    $1.37          $0.78
  Diluted earnings per common share                  $1.29          $0.76

NEW ACCOUNTING STANDARDS

    In July 2001, The FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which changes the accounting for goodwill and other intangible assets from an amortization method to an impairment-only approach. Under SFAS No. 142, amortization of our trademarks without determinable lives and our goodwill will cease beginning on January 1, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    The following discussion provides information and analysis of our results of operations for the fiscal quarterly and six month periods ended July 7, 2001 and July 2, 2000, respectively, and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and notes thereto included elsewhere herein.

We operate in three reportable segments: wholesale apparel, wholesale footwear and accessories, and retail.

    We completed our acquisitions of Victoria on July 31, 2000, Judith Jack on April 26, 2001 and McNaughton on June 19, 2001. The results of operations of Victoria, Judith Jack and McNaughton are included in our operating results from the respective dates of acquisition. Victoria and Judith Jack operate primarily in the wholesale footwear and accessories segment; McNaughton operates in the wholesale apparel segment. In addition, we changed our interim quarter-end reporting calendar to align with the fiscal calendar of our major wholesale customers. As a result, the first six months of 2001 contained 27 weeks while the first six months of 2000 contained 26 weeks (the length of the second fiscal quarter was unaffected). Accordingly, the financial position and results of operations presented and discussed herein are not directly comparable between all periods presented.

    We have restructured our businesses at Nine West, including the sale of Nine West's Asian operations in August 2000, its United Kingdom operations in January 2001, and the closing of underperforming domestic retail stores. Several Nine West footwear brands, including Selby and Pappagallo, were discontinued until alternative distribution channels can be established or sales of these brands can be effected. The licensed brand cK/Calvin Klein was also discontinued.

Results of Operations

Statements of Income Expressed as a Percentage of Total Revenues

                                       Fiscal Quarter Ended      Fiscal Six Months Ended
                                    -------------------------   -------------------------
                                    July 7, 2001 July 2, 2000   July 7, 2001 July 2, 2000
                                    ------------ ------------   ------------ ------------

  Net sales                                99.4%        99.4%          99.4%        99.5%
  Licensing income (net)                    0.6%         0.6%           0.6%         0.5%
                                    ------------ ------------   ------------ ------------
   Total revenues                         100.0%       100.0%         100.0%       100.0%
  Cost of goods sold                       59.6%        58.2%          59.2%        58.9%
                                    ------------ ------------   ------------ ------------
    Gross profit before purchase
      accounting adjustments               40.4%        41.8%          40.8%        41.1%
  Purchase accounting adjustments           0.9%           -            0.4%           -
                                    ------------ ------------   ------------ ------------
    Gross profit                           39.5%        41.8%          40.4%        41.1%
  Selling, general and
    administrative expenses                25.6%        27.7%          24.4%        27.0%
  Amortization of goodwill                  1.1%         1.0%           1.0%         0.9%
                                    ------------ ------------   ------------ ------------
    Operating income                       12.7%        13.0%          15.0%        13.2%
  Net interest expense                      2.3%         2.8%           2.1%         2.6%
                                    ------------ ------------   ------------ ------------
    Income before provision
      for income taxes                     10.4%        10.2%          12.9%        10.6%
  Provision for income taxes                4.1%         4.1%           5.1%         4.2%
                                    ------------ ------------   ------------ ------------
    Net income                              6.3%         6.1%           7.8%         6.3%
                                    ============ ============   ============ ============
                                                    Totals may not agree due to rounding.

Fiscal Quarter Ended July 7, 2001 Compared to Fiscal Quarter Ended July 2, 2000

    Revenues. Total revenues for the 13 weeks ended July 7, 2001 (hereinafter referred to as the "second fiscal quarter of 2001") were $879.9 million compared to $906.6 for the 13 weeks ended July 2, 2000 (hereinafter referred to as the "second fiscal quarter of 2000"). Excluding the impact of the discontinued lines of business mentioned above, total revenues for the second fiscal quarter of 2001 increased by 6.6%, or $54.0 million, over the second fiscal quarter of 2000.

                                                                        Total Revenues From
                                    Total Revenues                  Continuing Businesses Only
                         ------------------------------------  ------------------------------------
                           Second   Second                       Second   Second
                           Fiscal   Fiscal                       Fiscal   Fiscal
                          Quarter  Quarter Increase/  Percent   Quarter  Quarter Increase/  Percent
  (In millions)           of 2001  of 2000 (Decrease)  Change   of 2001  of 2000 (Decrease)  Change
                         ------------------------------------  ------------------------------------

  Wholesale apparel        $472.2   $441.4    $ 30.8     7.0%    $472.2   $441.4     $30.8     7.0%
  Wholesale footwear
    and accessories         219.0    191.6      27.4    14.3%     219.6    182.5      37.1    20.3%
  Retail                    183.2    268.1     (84.9)  (31.7%)    176.8    190.7     (13.9)   (7.3%)
  Other                       5.5      5.5         -       -        5.5      5.5         -       -
                         ------------------------------------  ------------------------------------
    Total revenues         $879.9   $906.6    $(26.7)   (2.9%)   $874.1   $820.1     $54.0     6.6%
                         ====================================  ====================================

    Wholesale apparel revenues increased primarily as a result of strength in shipments of the Jones New York Collection, Jones New York Dress, Jones Wear and Lauren by Ralph Lauren lines of product, partially offset by a decrease in shipments of the Jones New York Sport product line, and a planned reduction in shipments of Ralph by Ralph Lauren due to a decrease in the number of doors in which that product is offered. The product lines obtained from the McNaughton acquisition accounted for $22.5 million of the increase in segment revenues. Wholesale footwear and accessories revenues increased due to the successful repositioning of the Bandolino line of products and sales from the Jones New York accessories line, introduced in the third fiscal quarter of 2000. The product lines obtained as a result of the Victoria and Judith Jack acquisitions accounted for $26.0 million of the increase in segment revenues. Retail revenues decreased primarily due to slowed consumer spending, more promotional selling and a decrease in the number of stores. Comparable stores sales were down approximately 8% as compared to fiscal second quarter 2000, which we believe is attributable to the generally challenging retail environment prevailing during the current fiscal quarter.

    Gross Profit. The gross profit margin decreased to 39.5% in the second fiscal quarter of 2001 compared to 41.8% in the second fiscal quarter of 2000. Gross profit was negatively impacted during the second fiscal quarter of 2001 by a $7.8 million non-cash adjustment required under purchase accounting to mark up acquired Judith Jack and McNaughton inventory to market value upon acquisition; without this charge, the gross profit margin would have been 40.4%.

    Wholesale apparel gross profit margins increased to 34.5% (36.0% excluding the purchase accounting adjustment) in the second fiscal quarter of 2001 compared to 33.5% in the second fiscal quarter of 2000, resulting from increased sales in higher margin products, such as Lauren by Ralph Lauren and Jones New York Collection, and lower production and freight costs due to more timely delivery of goods, which decreased the amount of air freight shipments required to meet delivery schedules. Wholesale footwear and accessories gross profit margins decreased to 33.7% (34.0% excluding the purchase accounting adjustment) from 36.6%, primarily due to more promotional activity in the department store channels. Retail gross profit margins also decreased to 54.7% from 55.2%, primarily due to product markdowns effected to control inventory.

    Selling, general and administrative ("SG&A") expenses. SG&A expenses of $225.5 million in the second fiscal quarter of 2001 represented a decrease of $26.0 million over the second fiscal quarter of 2000. As a percentage of total revenues, SG&A expenses decreased to 25.6% in the second fiscal quarter of 2001 from 27.7% for the comparable period in 2000. The decrease is the result of the continued emphasis on cost reductions.

    Operating Income. The resulting second fiscal quarter of 2001 operating income of $112.0 million decreased 5.2%, or $6.2 million, from the $118.2 million for the second fiscal quarter of 2000. The operating margin decreased to 12.7% in the second fiscal quarter of 2001 from 13.0% in the second fiscal quarter of 2000, due to the factors discussed above.

    Net Interest Expense. Net interest expense was $20.4 million in the second fiscal quarter of 2001 compared to $25.7 million in the comparable period of 2000, resulting from lower average borrowings, lower interest rates and using the proceeds from zero coupon convertible senior debt securities issued in February 2001 to repay higher-rate borrowings under our credit facilities.

    Provision for Income Taxes. The effective income tax rate was 39.5% for the second fiscal quarter of 2001 compared to 40.0% for the second fiscal quarter of 2000. The decrease was primarily due to the reduced impact of nondeductible goodwill due to expected higher earnings during 2001 over the prior year.

    Net Income. Net income of $55.4 million in the second fiscal quarter of 2001 represented a decrease of $0.1 million from the net income of $55.5 million earned in the second fiscal quarter of 2000. Excluding the amortization of goodwill, net income for the second fiscal quarters of 2001 and 2000 would have been $65.4 million and $64.7 million, respectively ($0.51 and $0.53 per diluted share, respectively).

    Earnings Per Share. Diluted earnings per share for the second fiscal quarter of 2001 was $0.43 compared to $0.46 earned for the second fiscal quarter of 2000 on a 10.0% increase in shares outstanding. Without the effect of the purchase accounting adjustment to cost of sales, diluted earnings per share for the second fiscal quarter of 2001 would have been $0.47.

Fiscal Six Months Ended July 7, 2001 Compared to Fiscal Six Months Ended July 2, 2000

    Revenues. Total revenues for the 27 weeks ended July 7, 2001 (hereinafter referred to as the "first fiscal six months of 2001") were $1.95 billion compared to $1.99 billion for the 26 weeks ended July 2, 2000 (hereinafter referred to as the "first fiscal six months of 2000"). Net sales for the additional week included in the first fiscal six months of 2001 amounted to $95.1 million, the majority of which we believe would have normally been shipped in the 26th week. Excluding the impact of the discontinued lines of business mentioned above, total revenues for the first fiscal six months of 2001 increased by 8.1%, or $145.1 million, over the first fiscal six months of 2000.

                                                                        Total Revenues From
                                    Total Revenues                  Continuing Businesses Only
                         ------------------------------------  ------------------------------------
                            First    First                        First    First
                           Fiscal   Fiscal                       Fiscal   Fiscal
                              Six      Six                          Six      Six
                           Months   Months Increase/  Percent    Months   Months Increase/  Percent
  (In millions)           of 2001  of 2000 (Decrease)  Change   of 2001  of 2000 (Decrease)  Change
                         ------------------------------------  ------------------------------------

  Wholesale apparel      $1,087.2 $1,036.6   $  50.6     4.9%  $1,087.2  $1,036.6    $50.6     4.9%
  Wholesale footwear
    and accessories         508.4    437.4      71.0    16.2%     507.9     402.2    105.7    26.3%
  Retail                    343.9    504.6    (160.7)  (31.8%)    330.5     342.3    (11.8)   (3.4%)
  Other                      11.0     10.4       0.6     5.8%      11.0      10.4      0.6     5.8%
                         ------------------------------------  ------------------------------------
  Total revenues         $1,950.5 $1,989.0   $ (38.5)   (1.9%) $1,936.6  $1,791.5   $145.1     8.1%
                         ====================================  ====================================

    Wholesale apparel revenues increased primarily as a result of strength in shipments of the Jones New York Collection, Jones New York Dress, Jones Wear and Lauren by Ralph Lauren lines of product, partially offset by a decrease in shipments of the Polo Jeans Company product line, and a planned reduction in shipments of Ralph by Ralph Lauren due to a decrease in the number of doors in which that product is offered. The product lines obtained from the McNaughton acquisition accounted for $22.5 million of the increase in segment revenues. Wholesale footwear and accessories revenues increased due to strength in Easy Spirit product sales, the successful repositioning of the Bandolino product line and sales from the Jones New York accessories line, introduced in the third fiscal quarter of 2000. The product lines obtained as a result of the Victoria and Judith Jack acquisitions added $55.4 million to segment net sales for the first fiscal six months of 2001. Retail revenues decreased due to slowed consumer spending in the second fiscal quarter of 2001, promotional selling and a lower number of stores. Comparable stores sales were down approximately 8% for the first fiscal six months of 2001, which we believe is attributable to the generally challenging retail environment prevailing during that period.

    Gross Profit. The gross profit margin decreased to 40.4% in the first fiscal six months of 2001 compared to 41.1% in the first fiscal six months of 2000. Gross profit was negatively impacted during the first fiscal six months of 2001 by a $7.8 million non-cash adjustment required under purchase accounting to mark up acquired Judith Jack and McNaughton inventory to market value upon acquisition; without this charge, the gross profit margin would have been 40.8%.

    Wholesale apparel gross profit margins increased to 36.6% (37.3% excluding the purchase accounting adjustment) in the first fiscal six months of 2001 compared to 35.8% in the first fiscal six months of 2000, resulting from increased sales in higher margin product such as Lauren by Ralph Lauren and Jones New York Collection and lower production and freight costs due to more timely delivery of goods, which decreased the amount of air freight shipments required to meet delivery schedules. Wholesale footwear and accessories gross profit margins increased to 35.7% (35.8% excluding the purchase accounting adjustment) from 35.0%, primarily due to the effects of higher-margin product lines obtained from the Victoria and Judith Jack acquisitions, partially offset by the promotional activity in the department store channel during the second fiscal quarter of 2001. Retail gross profit margins also increased to 53.3% from 52.5%, primarily due to the closing of underperforming domestic stores and certain international operations as part of the restructuring of Nine West in 2000, partially offset by product markdowns to control inventory levels during the second fiscal quarter of 2001.

    SG&A expenses. SG&A expenses of $475.5 million in the first fiscal six months of 2001 represented a decrease of $61.4 million from the first fiscal six months of 2000. As a percentage of total revenues, SG&A expenses decreased to 24.4% in the first fiscal six months of 2001 from 27.0% for the comparable period in 2000. The decrease is the result of the restructuring of Nine West and the continued emphasis on cost reductions. Under the restructuring, there was a significant decrease in rent and other administrative expenses for the six month period due to the consolidation of Nine West administrative offices and the closure of the Cincinnati distribution facility.

    Operating Income. The resulting first fiscal six months of 2001 operating income of $292.4 million increased 11.6%, or $30.4 million, over the $262.0 million for the first fiscal six months of 2000. The operating margin increased to 15.0% in the first fiscal six months of 2001 from 13.2% in the first fiscal six months of 2000, due to the factors discussed above.

    Net Interest Expense. Net interest expense was $41.4 million in the first fiscal six months of 2001 compared to $51.8 million in the comparable period of 2000, resulting from lower average borrowings, lower interest rates, and using the proceeds from zero coupon convertible senior debt securities issued in February 2001 to repay higher-rate borrowings under our credit facilities.

    Provision for Income Taxes. The effective income tax rate was 39.5% for the first fiscal six months of 2001 compared to 40.0% for the first fiscal six months of 2000. The decrease was primarily due to the reduced impact of nondeductible goodwill due to expected higher earnings during 2001 over the prior year.

    Net Income. Net income increased 20.4% to $151.8 million in the first fiscal six months of 2001, an increase of $25.7 million over the net income of $126.1 million earned in the first fiscal six months of 2000. Excluding the amortization of goodwill, net income for the first fiscal six months of 2001 and 2000 would have been $171.5 million and $143.9 million, respectively ($1.33 and $1.18 per diluted share, respectively).

    Earnings Per Share. Diluted earnings per share for the first fiscal six months of 2001 was $1.18 compared to $1.04 earned for the first fiscal six months of 2000 on an 8.4% increase in shares outstanding. Without the effect of the purchase accounting adjustment to cost of sales, diluted earnings per share for the first fiscal six months of 2001 would have been $1.21.

Liquidity and Capital Resources

    Our principal capital requirements have been to fund acquisitions, working capital needs, capital expenditures and repurchases of our common stock on the open market. We have historically relied primarily on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations and expansion.

    Operating activities used $22.1 million and provided $28.1 million in the first fiscal six months of 2001 and 2000, respectively. The change was primarily due to a smaller increase in accounts receivable over the prior period offset by an increase in inventories in the first fiscal six months of 2001 compared to a decrease in the first fiscal six months of 2000.

    Investing activities used $114.9 million during the first fiscal six months of 2001, compared to $85.0 million during the first fiscal six months of 2000. The change was primarily due to the acquisitions of Judith Jack and McNaughton. Capital expenditures were $25.6 million and $26.2 million during the first fiscal six months of 2001 and 2000, respectively. Total capital expenditures for 2001 are expected to be approximately $35 million.

    Financing activities provided $113.6 million of cash in the first fiscal six months of 2001 and $61.9 million in the first fiscal six months of 2000. In February 2001, we issued 20-year, zero coupon convertible senior debt securities. Net proceeds of the offering were $392.8 million. The securities carry a 3.5% yield to maturity with a face value of $805.6 million and are convertible into common stock initially at $50.925 per share. The proceeds were used to repay amounts then outstanding under our Senior Credit Facilities, repurchase $30.3 million of our outstanding 6.25% Senior Notes at par, and for general corporate purposes.

    During the first fiscal six months of 2001, we realized $8.3 million in proceeds from terminating our existing interest rate swap agreements (see "Derivatives" in the Notes to Consolidated Financial Statements).

    We repurchased $69.0 million and $121.9 million of our common stock on the open market during the first fiscal six months of 2001 and 2000, respectively. As of July 7, 2001, a total of $425.8 million has been expended under announced programs to acquire up to $500.0 million of such shares. We may authorize additional share repurchases in the future depending on, among other things, market conditions and our financial condition. Proceeds from the issuance of common stock to our employees exercising stock options amounted to $70.5 million and $8.7 million in the first fiscal six months of 2001 and 2000, respectively.

    In connection with the McNaughton acquisition, we repurchased $122.3 million of McNaughton's 12-1/2% Senior Notes due 2005, Series B (the "McNaughton Notes") and have assumed all obligations for the $2.7 million McNaughton Notes that remained outstanding. We also refinanced $146.9 million of assumed McNaughton debt and accrued interest using cash on hand and borrowings under our Senior Credit Facilities.

    The terms of the acquisition agreement for Sun require us to pay the former Sun shareholders additional consideration of $2.00 for each $1.00 of Sun's earnings before interest and taxes (as defined in the merger agreement) for each of the years 1998 through 2001 that exceeds certain targeted levels. On April 6, 2001, we paid $1.0 million in cash as additional consideration for the Sun acquisition related to 2000 earnings, which was recorded as additional goodwill in the first fiscal six months of 2001.

    The terms of the acquisition agreement for Victoria require us to pay the former Victoria shareholders additional consideration of $3.00 for each $1.00 of Victoria's earnings before interest and taxes (as defined in the merger agreement) for each of the 12-month periods ending June 30, 2001 through 2003 that exceeds certain targeted levels. This additional consideration is to be paid 50% in cash and 50% in our common stock, the value of which will be determined by the prices at which the common stock trades in a defined period preceding delivery in each year. The calculation of additional consideration for the 12-month period has not been finalized; we expect that this additional consideration will be paid and recorded as additional goodwill during the third fiscal quarter of 2001.

    The terms of the acquisition agreement for Judith Jack require us to pay the seller additional cash consideration of $2.00 for each $1.00 of Judith Jack's earnings before interest and taxes (as defined in the asset purchase agreement) that exceeds certain targeted levels for the period from April 26, 2001 through December 31, 2001 and each of the 12-month periods ending December 31, 2002 and 2003.

    At July 7, 2001, we had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.55 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for an $850.0 million 364-Day Revolving Credit Facility (increased from $750.0 million in June 2001) and a $700.0 million Five-Year Revolving Credit Facility. At July 7, 2001, $259.8 million was outstanding under the 364-Day Revolving Credit Facility (comprised entirely of outstanding letters of credit), and $275.0 million in cash borrowings were outstanding under our Five-Year Revolving Credit Facility. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require us to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on our ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers, and pay dividends.

    We also have a C$20.0 million unsecured line of credit in Canada, under which C$2.0 million was outstanding at July 7, 2001.

    We believe that funds generated by operations, proceeds from the issuance of notes, the Senior Credit Facilities and the Canadian line of credit will provide the financial resources sufficient to meet our foreseeable working capital, letter of credit, debt repayment, capital expenditure and stock repurchase requirements and any ongoing obligations to the former Sun and Victoria shareholders and the seller of Judith Jack.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    The market risk inherent in our financial instruments represents the potential loss in fair value, earnings or cash flows arising from adverse changes in interest rates or foreign currency exchange rates. We manage this exposure through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Our policy allows the use of derivative financial instruments for identifiable market risk exposures, including interest rate and foreign currency fluctuations. We do not enter into derivative financial contracts for trading or other speculative purposes.

    The primary interest rate exposures on floating rate financing arrangements are with respect to United States and Canadian short-term interest rates. We had approximately $1.6 billion in variable rate financing arrangements at July 7, 2001.

    At July 7, 2001, we had outstanding foreign exchange contracts in Canada to purchase a total of $33.5 million U.S. dollars through October 31, 2001. We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. We are exposed to credit-related losses if the counterparty to the financial instruments fails to perform its obligations. However, we do not expect the counterparty, which presently has high credit ratings, to fail to meet its obligations.

    For further information see "Derivatives" in the Notes to Consolidated Financial Statements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    We have been named as a defendant in various actions and proceedings arising from our ordinary business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in our opinion, any such liability will not have a material adverse financial effect on us.

Item 4. Submission of Matters to a Vote of Security Holders

    The 2001 Annual Meeting of Stockholders was held on June 6, 2001. The proposals submitted to the vote of the stockholders and the results of the votes were as follows:

                                                                                  Broker
                                        For          Against  Withheld  Abstain Non-votes
Election of Directors
   Sidney Kimmel                     92,749,580         *    18,993,382     *       -
   Jackwyn Nemerov                   92,219,437         *    19,523,525     *       -
   Irwin Samelman                    92,743,295         *    18,999,667     *       -
   Geraldine Stutz                  109,211,278         *     2,531,684     *       -
   Howard Gittis                    109,201,148         *     2,541,814     *       -
   Eric A. Rothfeld                  94,308,085         *    17,434,877     *       -
   Anthony F. Scarpa                109,201,377         *     2,541,585     *       -

                                                                                  Broker
                                        For        Against    Withheld  Abstain Non-votes

Ratification of the Selection
   of BDO Seidman, LLP as the
   Independent Certified
   Public Accountants for 2001      110,888,734      774,610       *      79,618    -
Approval of Amendment to
   the 1999 Stock Incentive Plan     69,495,045   41,981,284       *     266,633    -

____________________
*Not Applicable

Item 5. Other information

Statement Regarding Forward-looking Disclosure

    This Report includes, and incorporates by reference, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding our expected financial position, business and financing plans are forward-looking statements. The words "believes," "expects," "plans," "intends," "anticipates" and similar expressions identify forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of national and regional economic conditions, lowered levels of consumer spending resulting from a general economic downturn, the performance of our products within the prevailing retail environment, customer acceptance of both new designs and newly-introduced product lines, financial difficulties encountered by customers, the effects of vigorous competition in the markets in which we operate, the integration of the organizations and operations of any acquired businesses into our existing organization and operations, the termination or non-renewal of the licenses with Polo Ralph Lauren Corporation, our foreign operations and manufacturing, changes in the costs of raw materials, labor and advertising, and our ability to secure and protect trademarks and other intellectual property rights. All statements other than statements of historical facts included in this Report, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in this Report in conjunction with the forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    See Exhibit Index.

(b) Reports on Form 8-K

    During the fiscal quarter ended July 7, 2001, we filed the following two Current Reports on Form 8-K with the SEC.

(1) We filed a Current Report on Form 8-K, dated April 13, 2001, announcing that we had entered into an agreement to acquire 100% of the common stock of McNaughton in a merger transaction.

(2) We filed a Current Report on Form 8-K, dated June 19, 2001, announcing that we had completed our previously-announced acquisition of McNaughton.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JONES APPAREL GROUP, INC. (Registrant)
Date: August 17, 2001	By /s/ Sidney Kimmel SIDNEY KIMMEL Chief Executive Officer
By /s/ Wesley R. Card WESLEY R. CARD Chief Financial Officer

INDEX TO EXHIBITS

Number	Description
4.1*	Third Supplemental Indenture, dated as of June 5, 2001, by and among McNaughton Apparel Group Inc., Norton McNaughton of Squire, Inc., Miss Erika, Inc., McNaughton Apparel Holdings Inc., and Jeri-Jo Knitwear, Inc., as Guarantors, and United States Trust Company of New York, as trustee.

4.2*	Fourth Supplemental Indenture, dated as of June 19, 2001, by and among McNaughton Apparel Group Inc., Norton McNaughton of Squire, Inc., Miss Erika, Inc., McNaughton Apparel Holdings Inc., and Jeri-Jo Knitwear, Inc., as Guarantors, MCN Acquisition Corp., and United States Trust Company of New York, as trustee.

10.1*	Fourth Amended and Restated 364-Day Credit Agreement dated as of June 12, 2001, by and among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein, J.P. Morgan Securities Inc. and Salomon Smith Barney Inc., as Co-Lead Arrangers and Joint Bookrunners, First Union National Bank, as Administrative Agent, The Chase Manhattan Bank and Citibank, N.A., as Syndication Agents and Fleet National Bank and Bank of America, N.A., as Documentation Agents.

10.2*	Employment Agreement dated as of July 1, 2001 between the Registrant and Irwin Samelman.+

 _________
* Filed herewith.
+ Management contract or compensatory plan or arrangement.