Form 10-Q
period 2001-10-06
JONES APPAREL GROUP INC
filed 2001-11-16
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 6, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock $.01 par value	Outstanding at November 15, 2001 125,459,030

JONES APPAREL GROUP, INC.

Index                                                                     Page No.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
  Consolidated Balance Sheets
    October 6, 2001 and December 31, 2000 ..................................  3
  Consolidated Statements of Income
    Fiscal Quarters and Nine Months ended October 6, 2001
      and October 1, 2000 ..................................................  4
  Consolidated Statements of Stockholders' Equity
    Fiscal Nine Months ended October 6, 2001 and October 1, 2000 ...........  5
  Consolidated Statements of Cash Flows
    Fiscal Nine Months ended October 6, 2001 and October 1, 2000 ...........  6

  Notes to Consolidated Financial Statements ...............................  7

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations ........................................ 14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........ 21

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

Item 1. Financial Statements

Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in millions except per share data)
                                                                   October 6, 2001 December 31, 2000
                                                                   --------------- -----------------
                                                                       (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                             $     56.7        $     60.5
  Accounts receivable, net of allowance for doubtful accounts
    of $13.8 and $12.4                                                       745.9             398.0
  Inventories                                                                615.3             557.2
  Prepaid income taxes                                                         6.7                 -
  Deferred taxes                                                              73.9              70.6
  Prepaid expenses and other current assets                                   52.2              95.4
                                                                        ----------        ----------
    TOTAL CURRENT ASSETS                                                   1,550.7           1,181.7

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated
  depreciation and amortization                                              237.5             222.5
GOODWILL, less accumulated amortization                                    1,381.6           1,086.8
OTHER INTANGIBLES, at cost, less accumulated amortization                    539.2             371.6
OTHER ASSETS                                                                  91.0             116.6
                                                                        ----------        ----------

                                                                        $  3,800.0        $  2,979.2
                                                                        ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt and current portion of long-term
    debt and capital lease obligations                                  $    483.8        $    499.8
  Accounts payable                                                           171.8             210.9
  Accrued restructuring costs                                                 15.0              29.5
  Taxes payable                                                                  -              13.1
  Accrued expenses and other current liabilities                             162.9             133.5
                                                                        ----------        ----------
    TOTAL CURRENT LIABILITIES                                                833.5             886.8
                                                                        ----------        ----------
NONCURRENT LIABILITIES:
  Long-term debt                                                             941.2             547.2
  Obligations under capital leases                                            26.0              29.0
  Deferred taxes                                                              94.9               8.8
  Other                                                                       31.2              30.2
                                                                        ----------        ----------
    TOTAL NONCURRENT LIABILITIES                                           1,093.3             615.2
                                                                        ----------        ----------
    TOTAL LIABILITIES                                                      1,926.8           1,502.0
                                                                        ----------        ----------

COMMITMENTS AND CONTINGENCIES                                                    -                 -

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value - shares authorized 1.0; none issued           -                 -
  Common stock, $.01 par value - shares authorized 200.0;
    issued 141.8 and 137.6                                                     1.4               1.4
  Additional paid-in capital                                                 972.6             752.0
  Retained earnings                                                        1,289.0           1,084.1
  Accumulated other comprehensive income                                       1.3              (2.4)
                                                                        ----------        ----------
                                                                           2,264.3           1,835.1
  Less treasury stock, 16.3 and 17.5 shares, at cost                        (391.1)           (357.9)
                                                                        ----------        ----------
    TOTAL STOCKHOLDERS' EQUITY                                             1,873.2           1,477.2
                                                                        ----------        ----------

                                                                         $ 3,800.0         $ 2,979.2
                                                                         =========         =========

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Income
(Unaudited)
(All amounts in millions except per share data)
                                                  Fiscal Quarter Ended            Fiscal Nine Months Ended
                                            --------------------------------  --------------------------------
                                            October 6, 2001  October 1, 2000  October 6, 2001  October 1, 2000
                                            --------------------------------  --------------------------------

Net sales                                   $       1,227.9  $       1,185.6  $       3,167.4  $       3,164.2
Licensing income (net)                                  7.7              5.9             18.6             16.3
                                            --------------------------------  --------------------------------
Total revenues                                      1,235.6          1,191.5          3,186.0          3,180.5

Cost of goods sold                                    832.5            700.6          1,987.6          1,872.8
Purchase accounting adjustments to cost
  of goods sold(1)                                     10.0              2.1             17.7              2.1
                                            --------------------------------  --------------------------------
Gross profit                                          393.1            488.8          1,180.7          1,305.6

Selling, general and administrative expenses          264.4            266.4            739.9            803.3
Amortization of goodwill                               12.2              9.6             31.9             27.4
                                            --------------------------------  --------------------------------
Operating income                                      116.5            212.8            408.9            474.9

Interest income                                         0.2              0.7              3.8              1.3
Interest expense and financing costs                  (23.1)           (26.4)           (68.1)           (78.8)
                                            --------------------------------  --------------------------------
Income before provision for income taxes               93.6            187.1            344.6            397.4

Provision for income taxes                             40.5             74.8            139.7            159.0
                                            --------------------------------  --------------------------------
Net income                                  $          53.1  $         112.3  $         204.9  $         238.4
                                            ================================  ================================

Earnings per share
    Basic                                             $0.42            $0.95            $1.67            $2.00
    Diluted                                           $0.41            $0.93            $1.58            $1.96

Weighted average common shares and
  share equivalents outstanding
     Basic                                            125.4            118.7            122.4            118.9
     Diluted                                          135.4            121.3            133.1            121.6

See accompanying notes to consolidated financial statements

(1) Reflects an increase in cost of goods sold attributable to the fair value of inventory over cost, recorded as a result of the acquisitions of Judith Jack and McNaughton in 2001 and Victoria in 2000.

Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited)
(All amounts in millions)

                                                         Total                                    Accumulated
                                                        stock-            Additional                    other
                                                      holders'   Common      paid-in   Retained comprehensive   Treasury
                                                        equity    stock      capital   earnings        income      stock
                                                     -------------------------------------------------------------------

Balance, January 1, 2000:                            $ 1,241.0    $ 1.4      $ 693.0  $   782.2        $  0.3   $ (235.9)

Fiscal nine months ended October 1, 2000:
Comprehensive income:
  Net income                                             238.4        -            -      238.4             -          -
  Foreign currency translation adjustments                (2.5)       -            -          -          (2.5)         -
                                                     ---------
    Total comprehensive income                           235.9
                                                     ---------
Amortization of deferred compensation in
  connection with executive stock options                  1.1        -          1.1          -             -          -
Exercise of stock options                                 10.8        -         10.9          -             -       (0.1)
Tax benefit derived from exercise of stock options         5.3        -          5.3          -             -          -
Stock issued as additional consideration for
acquisition of Sun                                        18.3        -         18.3          -             -          -
Treasury stock acquired                                 (121.9)       -            -          -             -     (121.9)
                                                     -------------------------------------------------------------------
Balance, October 1, 2000                             $ 1,390.5    $ 1.4      $ 728.6  $ 1,020.6        $ (2.2)  $ (357.9)
                                                     ===================================================================

Balance, January 1, 2001:                            $ 1,477.2    $ 1.4      $ 752.0  $ 1,084.1        $ (2.4)  $ (357.9)

Fiscal nine months ended October 6, 2001:
Comprehensive income:
  Net income                                             204.9        -            -      204.9             -          -
  Other comprehensive income, net of tax:
  Gain on termination of interest rate hedges              5.0        -            -          -           5.0          -
  Change in fair value of cash flow hedges                 0.1        -            -          -           0.1          -
  Reclassification adjustment for hedge gains
    and losses included in net income                     (0.7)       -            -          -          (0.7)         -
  Foreign currency translation adjustments                (0.7)       -            -          -          (0.7)         -
                                                     ---------
    Total comprehensive income                           208.6
                                                     ---------
Restricted stock issued                                    3.7        -          3.7          -             -          -
Amortization of deferred compensation in
  connection with executive stock options                  0.2        -          0.2          -             -          -
Exercise of stock options                                 82.7        -         82.7          -             -          -
Tax benefit derived from exercise of stock options        26.3        -         26.3          -             -          -
Treasury stock reissued relating to acquisition
  of McNaughton                                          143.5        -        107.7          -             -       35.8
Treasury stock acquired                                  (69.0)       -            -          -             -      (69.0)
                                                     -------------------------------------------------------------------
Balance, October 6, 2001                             $ 1,873.2    $ 1.4      $ 972.6  $ 1,289.0        $  1.3   $ (391.1)
                                                     ===================================================================

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(All amounts in millions)
                                                                      Fiscal Nine Months Ended
                                                                 ----------------------------------
                                                                 October 6, 2001    October 1, 2000
                                                                 ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $         204.9    $         238.4
                                                                 ---------------    ---------------
Adjustments to reconcile net income to net cash
  provided by operating activities, net of acquisitions:
    Amortization of goodwill                                                31.9               27.4
    Amortization of original issue discount                                  9.4                  -
    Depreciation and other amortization                                     54.7               54.8
    Provision for losses on accounts receivable                              1.8                0.9
    Deferred taxes                                                          11.2               62.9
    Other                                                                    5.2               (3.5)
    Changes in operating assets and liabilities:
      Accounts receivable, including a $67.0 payment
        in 2000 to terminate Nine West's accounts
        receivable securitization program                                 (258.5)            (377.8)
      Inventories                                                           16.7               49.0
      Prepaid expenses and other current assets                             15.0                4.2
      Other assets                                                          13.0               (2.4)
      Accounts payable                                                     (51.9)              (0.1)
      Income taxes payable and prepaid taxes                                34.3               63.4
      Accrued expenses and other liabilities                               (33.0)             (78.5)
                                                                 ---------------    ---------------
      Total adjustments                                                   (150.2)            (199.7)
                                                                 ---------------    ---------------
  Net cash provided by operating activities                                 54.7               38.7
                                                                 ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                                      (133.8)             (28.9)
  Capital expenditures                                                     (40.1)             (33.5)
  Repayments from (loans to) officers                                       18.0              (19.5)
  Additional consideration paid for acquisition of Sun                      (1.0)             (26.6)
  Additional consideration paid for acquisition of Victoria                (18.4)                 -
  Acquisition of intangibles                                                   -               (1.9)
  Proceeds from sale of Nine West United Kingdom operations                 28.0                  -
  Proceeds from sale of U.S. Treasury bonds                                143.9                  -
  Collateral required for repurchase of U.S. Treasury bonds               (146.7)                 -
  Other                                                                     (0.7)              (2.2)
                                                                 ---------------    ---------------
  Net cash used in investing activities                                   (150.8)            (112.6)
                                                                 ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Zero Coupon Convertible Senior Notes,
    net of discount                                                        393.4                  -
  Debt issuance costs                                                       (0.6)                 -
  Net borrowings under various credit facilities                           239.5              262.6
  Repurchase/payment at maturity of 6.25% Senior Notes                    (265.0)                 -
  Repurchase of McNaughton 12.5% Senior Notes                             (122.3)                 -
  Premiums paid on repurchase of McNaughton 12.5% Senior Notes             (25.2)                 -
  Refinancing of acquired debt and accrued interest                       (146.9)             (71.0)
  Proceeds from termination of interest rate swaps                           8.3                  -
  Principal payments on capital leases                                      (3.9)              (3.2)
  Purchases of treasury stock                                              (69.0)            (121.9)
  Proceeds from exercise of stock options                                   82.7               10.8
                                                                 ---------------    ---------------
    Net cash provided by financing activities                               91.0               77.3
                                                                 ---------------    ---------------

EFFECT OF EXCHANGE RATES ON CASH                                             1.3                2.9
                                                                 ---------------    ---------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (3.8)               6.3
CASH AND CASH EQUIVALENTS, BEGINNING                                        60.5               47.0
                                                                 ---------------    ---------------

CASH AND CASH EQUIVALENTS, ENDING                                $          56.7    $          53.3
                                                                 ===============    ===============

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

    In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 2001. While the annual reporting period is the calendar year, we historically have reported interim results in 13 week quarters. For 2001, we have changed our interim quarter-end reporting calendar to align with the fiscal calendar of our major wholesale customers. As a result, the first fiscal quarter of 2001 contained approximately 14 weeks while the first fiscal quarter of 2000 contained 13 weeks; the fourth fiscal quarter of 2001 will contain approximately 12 weeks while the fourth fiscal quarter of 2000 contained 13 weeks. The length of the second and third fiscal quarters are unaffected. Net sales for the additional week included in the first fiscal nine months of 2001 amounted to $120.8 million, the majority of which we believe would have been normally shipped in the 39th week.

    In September 2001, we recorded a pre-tax charge of $86.8 million (the "special charge") to write down inventory and receivables resulting from the change in the economic climate in the aftermath of the events of September 11, 2001. Of the charge, $61.7 million is to write down to net realizable value goods that we either own or are committed for and will need to dispose of through off-price channels. The charge to receivables of $24.1 million is to record an incremental provision for customer allowances, which we believe we will need to provide to our retail customers in order to effectively flow goods through the retail channels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                                                                    Net
                                               Balance at        Additions               Balance at
(in millions)                               December 31, 2000  (Reductions)  Utilized  October 6, 2001
                                            -----------------  ------------  --------  ---------------

    Severance and other employee costs           $  7.6           $ 8.6       $  4.9        $ 11.3
    Closing of retail stores and
        consolidation of facilities                17.7            (9.0)         5.0           3.7
    Other                                           4.2             0.8          5.0             -
                                                 ------           -----       ------        ------
    Total                                        $ 29.5           $ 0.4       $ 14.9        $ 15.0
                                                 ======           =====       ======        ======

    Estimated severance payments and other employee costs of $11.3 million accrued at October 6, 2001 relate to the remaining estimated severance for approximately 243 employees at locations to be closed. Employee groups affected (totaling an estimated 3,870 employees) include accounting, administrative, customer service, manufacturing, production, warehouse and management personnel at locations closed or to be closed and duplicate corporate headquarters management and administrative personnel. During the first fiscal nine months ended October 6, 2001, $4.9 million of the reserve was utilized (relating to severance and related costs for approximately 224 employees).

    The $3.7 million accrued at October 6, 2001 for the consolidation of facilities relates primarily to expected costs to be incurred, including lease obligations, for closing certain acquired facilities in connection with consolidating their operations into our existing facilities.

    The net addition of $0.4 million was recorded as an increase to goodwill. Our plans have not been finalized in all areas, and additional restructuring costs may result as we continue to evaluate and assess the impact of duplicate responsibilities, warehouses and office locations. Any additional costs relating to Judith Jack identified before April 26, 2002 and McNaughton identified before June 19, 2002 will be recorded as additional goodwill; after that date, additional costs will be charged to operations in the period in which they occur. Any additional costs relating to Nine West or Sun will be charged to operations in the period in which they occur.

INVENTORIES

    Inventories are summarized as follows (in millions):

                                        October 6,  December 31,
                                             2001         2000
                                        ---------   -----------

  Raw materials                           $  25.8      $   30.0
  Work in process                            32.0          52.7
  Finished goods                            557.5         474.5
                                          -------      --------
                                          $ 615.3      $  557.2
                                          =======      ========

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

    During the nine months ended October 6, 2001, no material amounts were reclassified from other comprehensive income to earnings relating to cash flow hedges. If foreign currency exchange rates do not change from their October 6, 2001 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months also will not be material. The actual amounts that will be reclassified to earnings over the next 12 months could vary, however, as a result of changes in market conditions.

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

STATEMENT OF CASH FLOWS

Fiscal Nine months Ended:                                October 6,      October 1,
(In millions)                                                 2001            2000
                                                         ---------       ---------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
  Interest                                              $     52.3      $     78.8
  Income taxes, net of refunds                                93.1            60.5

Supplemental disclosures of non-cash investing and
  financing activities:
    Tax benefits related to exercise of stock options         26.3             5.3
    Treasury stock reissued for McNaughton acquisition        35.8               -
    Common stock issued as additional consideration
      for acquisitions                                           -            18.3
    Equipment acquired through capital lease financing         0.4             1.3

Details of acquisitions:
  Fair value of assets acquired                         $    659.8      $    130.1
  Liabilities assumed                                       (376.7)         (100.2)
  Common stock and options issued                           (143.5)              -
                                                        ----------      ----------
  Cash paid for acquisitions                                 139.6            29.9
  Cash acquired in acquisitions                               (5.8)           (1.0)
                                                        ----------      ----------
  Net cash paid for acquisitions                        $    133.8      $     28.9
                                                        ==========      ==========

SEGMENT INFORMATION

    Our operations are comprised of three reportable segments: wholesale apparel, wholesale footwear and accessories, and retail. We identify operating segments based on, among other things, the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores; the retail segment includes operations by our own stores. We define segment profit as operating income before amortization of goodwill, interest expense and income taxes. Summarized below are our segment revenues and income (loss) by reportable segments for the fiscal quarters and fiscal nine month periods ended October 6, 2001 and October 1, 2000.

(In millions)                                                     Wholesale
                                                    Wholesale    Footwear &   Other &       Elim-        Cons-
                                                      Apparel   Accessories    Retail    inations     olidated
                                                    ----------------------------------------------------------
For the fiscal quarter ended October 6, 2001
    Revenues from external customers .........      $   797.3     $   260.3   $ 170.3   $     7.7    $ 1,235.6
    Intersegment revenues ....................           27.6          16.9         -       (44.5)           -
                                                    ----------------------------------------------------------
      Total revenues..........................          824.9         277.2     170.3       (36.8)     1,235.6
                                                    ----------------------------------------------------------

    Segment income ...........................      $   112.7     $    20.2   $   6.0   $   (10.2)       128.7
                                                    =============================================
    Amortization of goodwill .................                                                           (12.2)
    Net interest expense .....................                                                           (22.9)
                                                                                                     ---------
    Income before provision for income taxes..                                                       $    93.6
                                                                                                     =========

For the fiscal quarter ended October 1, 2000
    Revenues from external customers .........      $   664.2     $   272.2   $ 249.2   $    5.9     $ 1,191.5
    Intersegment revenues ....................           29.1          24.9         -      (54.0)            -
                                                    ----------------------------------------------------------
      Total revenues .........................          693.3         297.1     249.2      (48.1)      1,191.5
                                                    ----------------------------------------------------------

    Segment income ...........................      $   132.4     $    56.7   $  42.1   $   (8.8)        222.4
                                                    =============================================
    Amortization of goodwill .................                                                            (9.6)
    Net interest expense .....................                                                           (25.7)
                                                                                                     ---------
    Income before provision for income taxes..                                                       $   187.1
                                                                                                     =========

For the fiscal nine months ended October 6, 2001
    Revenues from external customers .........      $ 1,884.5     $   768.7   $ 514.2   $   18.6     $ 3,186.0
    Intersegment revenues ....................           70.1          58.1         -     (128.2)            -
                                                    ----------------------------------------------------------
      Total revenues .........................        1,954.6         826.8     514.2     (109.6)      3,186.0
                                                    ----------------------------------------------------------

    Segment income ...........................      $   308.4     $   133.3   $  31.7   $  (32.6)        440.8
                                                    =============================================
    Amortization of goodwill .................                                                           (31.9)
    Net interest expense .....................                                                           (64.3)
                                                                                                     ---------
    Income before provision for income taxes..                                                       $   344.6
                                                                                                     =========

For the fiscal nine months ended October 1, 2000
    Revenues from external customers .........      $ 1,700.8     $   709.6   $ 753.8   $   16.3     $ 3,180.5
    Intersegment revenues ....................           72.7          86.8         -     (159.5)            -
                                                    ----------------------------------------------------------
      Total revenues .........................        1,773.5         796.4     753.8     (143.2)      3,180.5
                                                    ----------------------------------------------------------

    Segment income ...........................      $   301.8     $   165.5   $  64.8   $  (29.8)        502.3
                                                    =============================================
    Amortization of goodwill .................                                                           (27.4)
    Net interest expense .....................                                                           (77.5)
                                                                                                     ---------
    Income before provision for income taxes..                                                       $   397.4
                                                                                                     =========

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

Condensed Consolidating Balance Sheets
(In millions)

                                                             October 6, 2001                           December 31, 2000
                                                -----------------------------------------  -----------------------------------------
                                                                          Elim-     Cons-                           Elim-      Cons-
                                                  Issuers    Others    inations  olidated    Issuers    Others   inations   olidated
                                                -----------------------------------------  -----------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                     $    21.4 $    35.3   $      -  $    56.7  $    45.5 $    15.0 $        -  $    60.5
  Accounts receivable - net                         500.2     245.7          -      745.9      288.2     109.8          -      398.0
  Inventories                                       371.7     257.6      (14.0)     615.3      404.4     159.7       (6.9)     557.2
  Prepaid and refundable income taxes                 5.9      52.9      (52.1)       6.7        4.8         -       (4.8)         -
  Deferred taxes                                     44.2      29.7          -       73.9       58.7      11.9          -       70.6
  Prepaid expenses and other current assets          38.5      15.1       (1.4)      52.2       86.2      10.3       (1.1)      95.4
                                                -----------------------------------------  -----------------------------------------
     TOTAL CURRENT ASSETS                           981.9     636.3      (67.5)   1,550.7      887.8     306.7      (12.8)   1,181.7

Property, plant and equipment - net                 161.4      76.1          -      237.5      166.4      56.1          -      222.5
Due from affiliates                                 817.9     265.5   (1,083.4)         -      844.4     558.0   (1,402.4)         -
Goodwill - net                                      652.2     729.4          -    1,381.6    1,067.2     408.6     (389.0)   1,086.8
Other intangibles - net                             269.8     269.4          -      539.2      277.4      94.2          -      371.6
Investments in subsidiaries                       2,613.8      24.1   (2,637.9)         -    2,396.0      21.4   (2,417.4)         -
Other assets                                         58.8      32.2          -       91.0       58.4      51.3        6.9      116.6
                                                -----------------------------------------  -----------------------------------------
                                                $ 5,555.8 $ 2.033.0 $ (3,788.8) $ 3,800.0  $ 5,697.6 $ 1,496.3 $ (4,214.7) $ 2,979.2
                                                =========================================  =========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt and current portion of long-
    term debt and capital lease obligations     $   470.8 $    13.0 $        -  $   483.8  $   499.1 $     0.7 $        -  $   499.8
  Accounts payable                                  116.9      54.9          -      171.8      166.6      44.3          -      210.9
  Income taxes payable                               27.5      24.6      (52.1)         -       13.5       4.4       (4.8)      13.1
  Accrued expenses and other current liabilities    112.0      67.3       (1.4)     177.9      126.1      37.9       (1.0)     163.0
                                                -----------------------------------------  -----------------------------------------
    TOTAL CURRENT LIABILITIES                       727.2     159.8      (53.5)     833.5      805.3      87.3       (5.8)     886.8
                                                -----------------------------------------  -----------------------------------------
NONCURRENT LIABILITIES:
  Long-term debt                                    938.4       2.8          -      941.2      537.9       9.3          -      547.2
  Obligations under capital leases                   26.0         -          -       26.0       28.9       0.1          -       29.0
  Due to affiliates                                 399.9     683.5   (1,083.4)         -    1,129.7     272.7   (1,402.4)         -
  Deferred taxes                                     13.0      81.9          -       94.9          -       1.8        7.0        8.8
  Other                                              28.7       2.5          -       31.2       30.3       0.1       (0.2)      30.2
                                                -----------------------------------------  -----------------------------------------
    TOTAL NONCURRENT LIABILITIES                  1,406.0     770.7   (1,083.4)   1,093.3    1,726.8     284.0   (1,395.6)     615.2
                                                -----------------------------------------  -----------------------------------------
    TOTAL LIABILITIES                             2,133.2     930.5   (1,136.9)   1,926.8    2,532.1     371.3   (1,401.4)   1,502.0
                                                -----------------------------------------  -----------------------------------------
STOCKHOLDERS= EQUITY:
  Common stock and additional paid-in capital     2,059.4     835.2   (1,920.6)     974.0    2,261.9     567.4   (2,075.9)     753.4
  Retained earnings                               1,742.7     273.3     (727.0)   1,289.0    1,262.3     561.9     (740.1)   1,084.1
  Accumulated other comprehensive income             11.6      (6.0)      (4.3)       1.3       (0.8)     (4.3)       2.7       (2.4)
                                                -----------------------------------------  -----------------------------------------
                                                  3,813.7   1,102.5   (2,651.9)   2,264.3    3,523.4   1,125.0   (2,813.3)   1,835.1
  Less treasury stock                              (391.1)        -          -     (391.1)    (357.9)        -          -     (357.9)
                                                -----------------------------------------  -----------------------------------------
    TOTAL STOCKHOLDERS EQUITY                     3,422.6   1,102.5   (2,651.9)   1,873.2    3,165.5   1,125.0   (2,813.3)   1,477.2
                                                -----------------------------------------  -----------------------------------------
                                                $ 5,555.8 $ 2,033.0 $ (3,788.8) $ 3,800.0  $ 5,697.6 $ 1,496.3 $ (4,214.7) $ 2,979.2
                                                =========================================  =========================================

Condensed Consolidating Statements of Income
(In millions)

                                                   Fiscal Quarter Ended October 6, 2001       Fiscal Quarter Ended October 1, 2000
                                                -----------------------------------------  -----------------------------------------
                                                                          Elim-     Cons-                            Elim-     Cons-
                                                  Issuers    Others    inations  olidated    Issuers    Others    inations  olidated
                                                -----------------------------------------  -----------------------------------------

Net sales                                       $   851.9   $ 417.6    $ (41.6) $ 1,227.9  $   940.3   $ 281.9   $  (36.6) $ 1,185.6
Licensing income (net)                                4.7       3.0          -        7.7        3.6       2.3          -        5.9
                                                -----------------------------------------  -----------------------------------------
  Total revenues                                    856.6     420.6      (41.6)   1,235.6      943.9     284.2      (36.6)   1,191.5
Cost of goods sold                                  583.2     289.5      (30.2)     842.5      553.0     182.1      (32.4)     702.7
                                                -----------------------------------------  -----------------------------------------
  Gross profit                                      273.4     131.1      (11.4)     393.1      390.9     102.1       (4.2)     488.8
Selling, general and administrative expenses        203.0      74.8      (13.4)     264.4      228.3      41.6       (3.5)     266.4
Amortization of goodwill                              5.9       6.3          -       12.2        9.3       0.3          -        9.6
                                                -----------------------------------------  -----------------------------------------
  Operating income                                   64.5      50.0        2.0      116.5      153.3      60.2       (0.7)     212.8
Net interest (income) expense and financing costs    16.0       6.9          -       22.9       30.4      (4.7)         -       25.7
                                                -----------------------------------------  -----------------------------------------
  Income before provision for income taxes
    and equity in earnings of subsidiaries           48.5      43.1        2.0       93.6      122.9      64.9       (0.7)     187.1
Provision for income taxes                           30.3      10.7       (0.5)      40.5       50.8      24.0          -       74.8
Equity in earnings of subsidiaries                 (122.4)     (1.6)     124.0         -      (194.6)     (2.1)     196.7          -
                                                -----------------------------------------  -----------------------------------------
  Net income                                    $   140.6   $  34.0   $ (121.5) $    53.1  $   266.7   $  43.0   $ (197.4) $   112.3
                                                =========================================  =========================================

                                                 Fiscal Nine Months Ended October 6, 2001   Fiscal Nine Months Ended October 1, 2000
                                                -----------------------------------------  -----------------------------------------
                                                                          Elim-     Cons-                            Elim-     Cons-
                                                  Issuers    Others    inations  olidated    Issuers    Others    inations  olidated
                                                -----------------------------------------  -----------------------------------------

Net sales                                       $ 2,355.6   $ 898.4    $ (86.6) $ 3,167.4  $ 2,535.9   $ 709.6   $  (81.3) $ 3,164.2
Licensing income (net)                               10.7       7.9          -       18.6        9.2       7.1          -       16.3
                                                -----------------------------------------  -----------------------------------------
  Total revenues                                  2,366.3     906.3      (86.6)   3,186.0    2,545.1     716.7      (81.3)   3,180.5
Cost of goods sold                                1,480.0     606.9      (81.6)   2,005.3    1,475.6     479.1      (79.8)   1,874.9
                                                -----------------------------------------  -----------------------------------------
  Gross profit                                      886.3     299.4       (5.0)   1,180.7    1,069.5     237.6       (1.5)   1,305.6
Selling, general and administrative expenses        582.5     155.3        2.1      739.9      692.3     113.2       (2.2)     803.3
Amortization of goodwill                             17.8      14.1          -       31.9       26.6       0.8          -       27.4
                                                -----------------------------------------  -----------------------------------------
  Operating income                                  286.0     130.0       (7.1)     408.9      350.6     123.6        0.7      474.9
Net interest (income) expense and financing costs    59.5       4.8          -       64.3       93.9     (16.4)         -       77.5
                                                -----------------------------------------  -----------------------------------------
  Income before provision for income taxes
    and equity in earnings of subsidiaries          226.5     125.2       (7.1)     344.6      256.7     140.0        0.7      397.4
Provision for income taxes                           98.2      41.5          -      139.7      106.3      51.1        1.6      159.0
Equity in earnings of subsidiaries                 (389.9)     (3.5)     393.4          -     (369.0)     (2.5)     371.5          -
                                                -----------------------------------------  -----------------------------------------
  Net income                                    $   518.2   $  87.2   $ (400.5) $   204.9  $   519.4   $  91.4   $ (372.4)  $  238.4
                                                =========================================  =========================================

Condensed Consolidating Statements of Cash Flows
(In millions)

                                                 Fiscal Nine Months Ended October 6, 2001   Fiscal Nine Months Ended October 1, 2000
                                                -----------------------------------------  -----------------------------------------
                                                                          Elim-     Cons-                            Elim-     Cons-
                                                  Issuers    Others    inations  olidated    Issuers    Others    inations  olidated
                                                -----------------------------------------  -----------------------------------------

Net cash provided by operating activities       $   407.0    $ 36.1  $ (388.4)  $    54.7  $    10.8   $  27.9   $     -   $    38.7
                                                -----------------------------------------  -----------------------------------------
Cash flows from investing activities:
  Acquisitions, net of cash acquired               (112.6)    (21.2)        -      (133.8)     (13.9)    (15.0)        -       (28.9)
  Capital expenditures                              (21.9)    (18.2)        -       (40.1)     (15.5)    (18.0)        -       (33.5)
  Repayments from (loans to) officers                18.0         -         -        18.0      (19.5)        -         -       (19.5)
  Additional consideration paid for Sun
    and Victoria                                    (19.4)        -         -       (19.4)     (26.6)        -         -       (26.6)
  Acquisition of intangibles                            -         -         -           -       (1.0)     (0.9)        -        (1.9)
  Proceeds from sale of Nine West UK operations      28.0         -         -        28.0          -         -         -           -
  Other                                              (3.5)        -         -        (3.5)      (2.3)      0.1         -        (2.2)
                                                -----------------------------------------  -----------------------------------------
  Net cash used in investing activities            (111.4)    (39.4)        -      (150.8)     (78.8)    (33.8)        -      (112.6)
                                                -----------------------------------------  -----------------------------------------

Cash flows from financing activities:
  Issuance of Zero Coupon Convertible Senior
    Notes, net                                      392.8         -         -       392.8          -         -         -           -
  Net borrowings under various credit facilities    236.1       3.4         -       239.5      247.0      15.6         -       262.6
  Repurchase/payment at maturity of 6.25%
    Senior Notes                                   (265.0)        -         -      (265.0)         -         -         -           -
  Repurchase of McNaughton 12.5% Senior Notes           -    (122.3)        -      (122.3)         -         -         -           -
  Premiums paid on McNaughton 12.5% Senior Notes        -     (25.2)        -       (25.2)         -         -         -           -
  Refinancing of acquired debt                          -    (146.9)        -      (146.9)     (71.0)        -         -       (71.0)
  Proceeds from termination of interest rate swaps    8.3         -         -         8.3          -         -         -           -
  Principal payments on capital leases               (3.3)     (0.6)        -        (3.9)      (2.9)     (0.3)        -        (3.2)
  Purchases of treasury stock                       (69.0)        -         -       (69.0)    (121.9)        -         -      (121.9)
  Proceeds from exercise of stock options            82.7         -         -        82.7       10.8         -         -        10.8
  Dividends paid to affiliates                          -    (388.4)    388.4           -          -         -         -           -
  Net intercompany borrowings (payments)           (703.2)    703.2         -           -        7.4      (7.4)        -           -
                                                -----------------------------------------  -----------------------------------------
  Net cash provided by (used in) financing
    activities                                     (320.6)     23.2     388.4        91.0       69.4       7.9         -        77.3
                                                -----------------------------------------  -----------------------------------------

Effect of exchange rates on cash                      0.9       0.4         -         1.3        2.3       0.6         -         2.9
                                                -----------------------------------------  -----------------------------------------

Net increase (decrease) in cash and cash
  equivalents                                       (24.1)     20.3         -        (3.8)       3.7       2.6         -         6.3
Cash and cash equivalents, beginning                 45.5      15.0         -        60.5       38.9       8.1         -        47.0
                                                -----------------------------------------  -----------------------------------------
Cash and cash equivalents, ending               $    21.4   $  35.3  $      -    $   56.7  $    42.6   $  10.7   $     -   $    53.3
                                                =========================================  =========================================

EARNINGS PER SHARE

The computation of basic and diluted earnings per share is as follows:

                                              Fiscal                 Fiscal
                                          Quarter Ended         Nine Months Ended
                                       --------------------    --------------------
                                       October 6, October 1,   October 6, October 1,
(In millions except per share amounts)      2001       2000         2001       2000
                                       ---------  ---------    ---------  ---------
Basic
  Net income                           $    53.1  $   112.3    $   204.9  $   238.4
  Weighted average common
   shares outstanding                      125.4      118.7        122.4      118.9
                                       ---------  ---------    ---------  ---------
  Basic earnings per share             $    0.42  $    0.95    $    1.67  $    2.00
                                       =========  =========    =========  =========

Diluted
  Net income                           $    53.1  $   112.3    $   204.9  $   238.4
  Add: interest expense associated
    with convertible notes, net of
    tax benefit                              2.0          -          5.6          -
                                       ---------  ---------    ---------  ---------
    Income available to common
      shareholders                     $    55.1  $   112.3    $   210.5  $   238.4
                                       =========  =========    =========  =========

Weighted average common
  shares outstanding                       125.4      118.7        122.4      118.9

Effect of dilutive securities:
  Employee stock options                     2.1        2.6          3.7        2.7
  Assumed conversion of
    convertible notes                        7.9          -          7.0          -
                                       ---------  ---------    ---------  ---------
    Weighted average common shares
    and share equivalents outstanding      135.4      121.3        133.1      121.6
                                       =========  =========    =========  =========

  Diluted earnings per share           $    0.41  $    0.93    $    1.58  $    1.96
                                       =========  =========    =========  =========

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

    The acquisition has been accounted for under the purchase method of accounting for business combinations. Accordingly, the consolidated financial statements include the results of operations of McNaughton from the acquisition date. The purchase price was allocated to McNaughton's assets and liabilities, tangible and intangible, with the excess of the purchase price over the fair value of the net assets acquired of approximately $304.8 million being amortized on a straight-line basis over 30 years. The excess purchase price over the fair market value of the underlying net assets was allocated to goodwill and property based on preliminary estimates of fair values and is subject to further adjustments.

    On April 26, 2001, we acquired substantially all the assets of Judith Jack. Judith Jack is a manufacturer and distributor of women's jewelry, including marcasite and sterling silver products. Judith Jack distributes products principally under the Judith Jack brand name to better department stores and specialty retailers, including Neiman Marcus Stores and Saks Incorporated.

    The acquisition has been accounted for under the purchase method of accounting for business combinations. Accordingly, the consolidated financial statements include the results of operations of Judith Jack from the acquisition date. The purchase price was allocated to the acquired assets and liabilities, tangible and intangible, with the excess of the purchase price over the fair value of the net assets acquired of approximately $10.8 million being amortized on a straight-line basis over 30 years. The excess purchase price over the fair market value of the underlying net assets was allocated to goodwill and property based on preliminary estimates of fair values and is subject to further adjustments.

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

Fiscal Nine Months Ended:                     October 6,      October 1,
                                                   2001            2000
                                              ---------       ---------

Total revenues (in millions)                  $ 3,476.2       $ 3,638.9
Net income (in millions)                      $   228.0       $   239.7
Basic earnings per common share               $    1.83       $    1.97
Diluted earnings per common share             $    1.73       $    1.92

SHORT-TERM BOND TRANSACTION

    In July 2001, we entered into a short-term bond transaction relating to $139.0 million of U. S. Treasury securities. The transaction, which will close in November 2001, was intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. As a result of this transaction, we recorded a short-term capital gain of $4.9 million (of which $2.8 million has been amortized into income as of October 6, 2001). In addition, we recorded related interest income of $0.8 million and interest expense and fees of $3.9 million through October 6, 2001. The net effect of $0.3 million is included in the statement of operations as interest expense.

NEW ACCOUNTING STANDARDS

    In October 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which changes the accounting for goodwill and other intangible assets from an amortization method to an impairment-only approach. Under SFAS No. 142, amortization of our trademarks without determinable lives and our goodwill will cease beginning on January 1, 2002. Diluted earnings per share adjusted for the effects of SFAS No. 142 for the third fiscal quarters of 2001 and 2000 would have been $0.52 and $1.02, respectively, and for the fiscal nine month periods ended October 6, 2001 and October 1, 2000 would have been $1.87 and $2.23, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    The following discussion provides information and analysis of our results of operations for the fiscal quarterly and nine month periods ended October 6, 2001 and October 1, 2000, respectively, and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and notes thereto included elsewhere herein.

    We operate in three reportable segments: wholesale apparel, wholesale footwear and accessories, and retail.

    We completed our acquisitions of Victoria on July 31, 2000, Judith Jack on April 26, 2001 and McNaughton on June 19, 2001. The results of operations of Victoria, Judith Jack and McNaughton are included in our operating results from the respective dates of acquisition. Victoria and Judith Jack operate primarily in the wholesale footwear and accessories segment; McNaughton operates in the wholesale apparel segment. In addition, we changed our interim quarter-end reporting calendar to align with the fiscal calendar of our major wholesale customers. As a result, the first fiscal nine months of 2001 contained 40 weeks while the first fiscal nine months of 2000 contained 39 weeks (the length of the third fiscal quarter was unaffected). Accordingly, the financial position and results of operations presented and discussed herein are not directly comparable between all periods presented.

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

    The terrorist attacks of September 11, 2001and increases in unemployment have had a clearly negative impact on the United States economy. Retailers in those distribution channels to which we sell our products have responded to the general sense of economic uncertainty with order reductions and extremely aggressive promotional activity. As a result, we have the challenge of liquidating inventory above our normal plan as well as working with our retail customers to flow inventories through the normal retail distribution channels. We have accordingly recorded a pre-tax charge of $86.8 million (the "special charge") to provide for the writedown of inventories and receivables. Of the charge, $61.7 million is to write down to net realizable value goods that we either own or are committed for and will need to dispose of through off-price channels. The charge to receivables of $24.1 million is to record an incremental provision for customer allowances, which we believe we will need to provide to our retail customers in order to effectively flow goods through the retail channels.

Results of Operations

Fiscal Quarter Ended October 6, 2001 Compared to Fiscal Quarter Ended October 1, 2000

Statements of Income Stated in Dollars and as a Percentage of Total Revenues

                                                              Fiscal Quarter Ended
                                   Fiscal Quarter Ended            October 6, 2001       Fiscal Quarter Ended
                                        October 6, 2001   Excluding Special Charge            October 1, 2000
                               ------------------------   ------------------------   ------------------------
Net sales                      $  1,227.9         99.4%   $  1,252.0         99.4%   $  1,185.6         99.5%
Licensing income (net)                7.7          0.6%          7.7          0.6%          5.9          0.5%
                               ------------------------   ------------------------   ------------------------
 Total revenues                   1,235.6        100.0%      1,259.7        100.0%      1,191.5        100.0%
Cost of goods sold                  832.5         67.4%        770.8         61.2%        700.6         58.8%
                               ------------------------   ------------------------   ------------------------
  Gross profit before purchase
   accounting adjustments           403.1         32.6%        488.9         38.8%        490.9         41.2%
Purchase accounting adjustments      10.0          0.8%         10.0          0.8%          2.1          0.2%
                               ------------------------   ------------------------   ------------------------
 Gross profit                       393.1         31.8%        478.9         38.0%        488.8         41.0%
Selling, general and
  administrative expenses           264.4         21.4%        263.4         20.9%        266.4         22.4%
Amortization of goodwill             12.2          1.0%         12.2          1.0%          9.6          0.8%
                               ------------------------   ------------------------   ------------------------
 Operating income                   116.5          9.4%        203.3         16.1%        212.8         17.9%
Net interest expense                 22.9          1.9%         22.9          1.8%         25.7          2.2%
                               ------------------------   ------------------------   ------------------------
 Income before provision for
   income taxes                      93.6          7.6%        180.4         14.3%        187.1         15.7%
Provision for income taxes           40.5          3.3%         73.0          5.8%         74.8          6.3%
                               ------------------------   ------------------------   ------------------------
 Net income                    $     53.1          4.3%   $    107.4          8.5%   $    112.3          9.4%
                               ========================   ========================   ========================

                                                             Percentage totals may not agree due to rounding.

    Revenues. Total revenues for the 13 weeks ended October 6, 2001 (hereinafter referred to as the "third fiscal quarter of 2001") were $1.2 billion compared to $1.2 billion for the 13 weeks ended October 1, 2000 (hereinafter referred to as the "third fiscal quarter of 2000"). Excluding the impact of the discontinued lines of business mentioned above, total revenues for the third fiscal quarter of 2001 increased 9.9%, or $110.8 million, over the third fiscal quarter of 2000. Excluding the impact of the discontinued lines of business and the special charge, total revenues for the third fiscal quarter of 2001 increased 12.0%, or $134.9 million, over the third fiscal quarter of 2000.

    Revenues by segment were as follows:

                                                                               Total Revenues From
                                       Total Revenues                       Continuing Businesses Only
                         ----------------------------------------   -----------------------------------------
                            Third       Third                          Third       Third
                           Fiscal      Fiscal                         Fiscal      Fiscal
                          Quarter     Quarter  Increase/  Percent    Quarter     Quarter   Increase/  Percent
(In millions)             of 2001     of 2000  (Decrease)  Change    of 2001     of 2000   (Decrease)  Change
                         ----------------------------------------   -----------------------------------------

  Wholesale apparel      $  797.3    $  664.2   $  133.1    20.0%   $  797.3    $  664.2   $   133.1    20.0%
  Wholesale footwear
    and accessories         260.3       272.2      (11.9)   (4.4%)     260.5       265.3        (4.8)   (1.8%)
  Retail                    170.3       249.2      (78.9)  (31.7%)     168.5       187.8       (19.3)  (10.3%)
  Other                       7.7         5.9        1.8    30.5%        7.7         5.9         1.8    30.5%
                         ----------------------------------------   -----------------------------------------
    Total revenues       $1,235.6    $1,191.5   $   44.1     3.7%   $1,234.0    $1,123.2   $   110.8     9.9%
                         ========================================   =========================================

Excluding Special Charge:

  Wholesale apparel      $  809.9    $  664.2   $  145.7    21.9%   $  809.9    $  664.2   $   145.7    21.9%
  Wholesale footwear
    and accessories         271.8       272.2       (0.4)   (0.1%)     272.0       265.3         6.7     2.5%
  Retail                    170.3       249.2      (78.9)  (31.7%)     168.5       187.8       (19.3)  (10.3%)
  Other                       7.7         5.9        1.8    30.5%        7.7         5.9         1.8    30.5%
                         ----------------------------------------   -----------------------------------------
    Total revenues       $1,259.7    $1,191.5   $   68.2     5.7%   $1,258.1    $1,123.2   $   134.9    12.0%
                         ========================================   =========================================

    Wholesale apparel revenues increased primarily as a result of the product lines obtained from the McNaughton acquisition, which accounted for $132.5 million of the increase in segment revenues. Increased shipments of the Jones New York Collection, Jones New York Dress, and Jones Wear lines of product were offset by a decrease in shipments of the Polo Jeans Company product line and a planned reduction in shipments of Ralph by Ralph Lauren, due to a decrease in the number of doors in which that product is offered. Wholesale apparel revenues for the third fiscal quarter of 2001 were negatively impacted by $12.6 million relating to the special charge.

    Wholesale footwear and accessories revenues decreased primarily due to an $11.5 million impact from the special charge. Excluding the special charge, revenues were essentially flat from the prior period. Decreased shipments of Nine West accessories in the third fiscal quarter of 2001 were partially offset by the successful repositioning of the Bandolino line of products. The product lines obtained as a result of the Judith Jack acquisition accounted for $5.4 million of the segment revenues. An additional $7.6 million of revenues is attributable to inclusion of the results of Victoria for all 13 weeks of the third fiscal quarter of 2001 but for only approximately nine weeks during the third fiscal quarter of 2000.

    Retail revenues decreased primarily due to the divestiture of certain international operations and domestic store closings. Comparable store sales were down approximately 10.5% for footwear stores and 17.7% for apparel outlet stores as compared to third fiscal quarter of 2000, which we believe is attributable to the generally challenging retail environment prevailing during the current fiscal quarter, which was magnified by the events of September 11, 2001.

    Gross Profit. The gross profit margin decreased to 31.8% in the third fiscal quarter of 2001 compared to 41.0% in the third fiscal quarter of 2000. Without the special charge and purchase accounting adjustments, the gross profit margins would have been 38.8% and 41.2%, respectively. Gross profit was also impacted by $10.0 million in the third fiscal quarter of 2001 and by $2.1 million the third fiscal quarter of 2000 relating to adjustments required under purchase accounting to mark up acquired inventories to market value upon acquisition.

    Wholesale apparel gross profit margins, without the special charge and purchase accounting adjustments, were 35.7% for the third fiscal quarter of 2001, compared to 35.6% for the third fiscal quarter of 2000.

    Wholesale footwear and accessories gross profit margins, excluding the special charge and purchase accounting adjustments, were 35.4% for the third fiscal quarter of 2001 compared to 40.1% for the third fiscal quarter of 2000. The decrease is primarily due to more promotional activity in the department store channels and lower margins on excess merchandise disposed of during the third fiscal quarter of 2001.

    Excluding the special charge, retail gross profit margins were 51.7% for both the third fiscal quarter of 2001 and the third fiscal quarter of 2000.

    Selling, general and administrative ("SG&A") expenses. SG&A expenses of $264.4 million in the third fiscal quarter of 2001 represented a decrease of $2.0 million from the third fiscal quarter of 2000. The decrease is the result of the continued emphasis on cost reductions.

    Operating Income. The resulting operating income for the third fiscal quarter of 2001 of $116.5 million decreased 45.3%, or $96.3 million, from the $212.8 million for the third fiscal quarter of 2000. Without the special charge, the operating margin for the third fiscal quarter of 2001 would have been 16.1% compared to 17.9% in the third fiscal quarter of 2000, due to the factors discussed above.

    Net Interest Expense. Net interest expense was $22.9 million in the third fiscal quarter of 2001 compared to $25.7 million in the comparable period of 2000, resulting from lower average borrowings, lower interest rates and using the proceeds from zero coupon convertible senior debt securities issued in February 2001 to repay higher-rate borrowings under our credit facilities.

    Provision for Income Taxes. The effective income tax rate was 43.3% for the third fiscal quarter of 2001 compared to 40.0% for the third fiscal quarter of 2000. The increase was primarily due to the impact of nondeductible goodwill due to lower earnings during 2001 over the prior year.

    Net Income. Net income of $53.1 million in the third fiscal quarter of 2001 represented a decrease of $59.2 million from the net income of $112.3 million earned in the third fiscal quarter of 2000. Excluding the amortization of certain intangibles and goodwill that will end upon adoption of SFAS No.142 on January 1, 2002, net income for the third fiscal quarters of 2001 and 2000 would have been $67.9 million and $123.6 million, respectively ($0.52 and $1.02 per diluted share, respectively).

    Earnings Per Share. Diluted earnings per share for the third fiscal quarter of 2001 was $0.41 compared to $0.93 for the third fiscal quarter of 2000, on an 11.7% increase in shares outstanding. Without the effect of the special charge and purchase accounting adjustments to cost of sales, diluted earnings per share for the third fiscal quarters of 2001 and 2000 would have been $0.85 and $0.94, respectively.

Fiscal Nine Months Ended October 6, 2001 Compared to Fiscal Nine Months Ended October 1, 2000

Statements of Income Stated in Dollars and as a Percentage of Total Revenues

                                                          Fiscal Nine Months Ended
                               Fiscal Nine Months Ended            October 6, 2001   Fiscal Nine Months Ended
                                        October 6, 2001   Excluding Special Charge            October 1, 2000
                               ------------------------   ------------------------   ------------------------
Net sales                      $  3,167.4         99.4%   $  3,191.5         99.4%   $  3,164.2         99.5%
Licensing income (net)               18.6          0.6%         18.6          0.6%         16.3          0.5%
                               ------------------------   ------------------------   ------------------------
 Total revenues                   3,186.0        100.0%      3,210.1        100.0%      3,180.5        100.0%
Cost of goods sold                1,987.6         62.4%      1,925.9         60.0%      1,872.8         58.9%
                               ------------------------   ------------------------   ------------------------
  Gross profit before purchase
   accounting adjustments         1,198.4         37.6%      1,284.2         40.0%      1,307.7         41.1%
Purchase accounting adjustments      17.7          0.6%         17.7          0.6%          2.1          0.1%
                               ------------------------   ------------------------   ------------------------
 Gross profit                     1,180.7         37.0%      1,266.5         39.4%      1,305.6         41.1%
Selling, general and
  administrative expenses           739.9         23.2%        738.9         23.0%        803.3         25.3%
Amortization of goodwill             31.9          1.0%         31.9          1.0%         27.4          0.9%
                               ------------------------   ------------------------   ------------------------
 Operating income                   408.9         12.8%        495.7         15.4%        474.9         14.9%
Net interest expense                 64.3          2.0%         64.3          2.0%         77.5          2.4%
                               ------------------------   ------------------------   ------------------------
 Income before provision for
   income taxes                     344.6         10.8%        431.4         13.4%        397.4         12.5%
Provision for income taxes          139.7          4.4%        172.2          5.4%        159.0          5.0%
                               ------------------------   ------------------------   ------------------------
 Net income                    $    204.9          6.4%   $    259.2          8.1%   $    238.4          7.5%
                               ========================   ========================   ========================

                                                             Percentage totals may not agree due to rounding.

    Revenues. Total revenues for both the 40 weeks ended October 6, 2001 (hereinafter referred to as the "first fiscal nine months of 2001") and for the 39 weeks ended October 1, 2000 (hereinafter referred to as the "first fiscal nine months of 2000") were $3.2 billion. Net sales for the additional week included in the first fiscal nine months of 2001 amounted to $120.8 million, the majority of which we believe would have normally been shipped in the 39th week. Excluding the impact of the discontinued lines of business mentioned above, total revenues for the first fiscal nine months of 2001 increased by 8.8%, or $257.4 million, over the first fiscal nine months of 2000. Excluding the impact of the discontinued lines of business and the special charge, total revenues for the first fiscal nine months of 2001 increased by 9.7%, or $281.5 million, over the first fiscal nine months of 2000.

    Revenues by segment were as follows:

                                                                              Total Revenues From
                                      Total Revenues                       Continuing Businesses Only
                         ----------------------------------------   -----------------------------------------
                            First       First                          First       First
                           Fiscal      Fiscal                         Fiscal      Fiscal
                             Nine        Nine                           Nine        Nine
                           Months      Months  Increase/  Percent     Months      Months   Increase/  Percent
(In millions)             of 2001     of 2000  (Decrease)  Change    of 2001     of 2000   (Decrease)  Change
                         ----------------------------------------   -----------------------------------------

  Wholesale apparel      $1,884.5    $1,700.8   $  183.7    10.8%   $1,884.5    $1,700.8   $   183.7    10.8%
  Wholesale footwear
    and accessories         768.7       709.6       59.1     8.3%      768.5       667.5       101.0    15.1%
  Retail                    514.2       753.8     (239.6)  (31.8%)     499.7       529.3       (29.6)   (5.6%)
  Other                      18.6        16.3        2.3    14.1%       18.6        16.3         2.3    14.1%
                         ----------------------------------------   -----------------------------------------
    Total revenues       $3,186.0    $3,180.5   $    5.5     0.2%   $3,171.3    $2,913.9   $   257.4     8.8%
                         ========================================   =========================================

Excluding Special Charge:

  Wholesale apparel      $1,897.1    $1,700.8   $  196.3    11.5%   $1,897.1    $1,700.8   $   196.3    11.5%
  Wholesale footwear
    and accessories         780.2       709.6       70.6     9.9%      780.0       667.5       112.5    16.9%
  Retail                    514.2       753.8     (239.6)  (31.8%)     499.7       529.3       (29.6)   (5.6%)
  Other                      18.6        16.3        2.3    14.1%       18.6        16.3         2.3    14.1%
                         ----------------------------------------   -----------------------------------------
    Total revenues       $3,210.1    $3,180.5   $   29.6     0.9%   $3,195.4    $2,913.9   $   281.5     9.7%
                         ========================================   =========================================

    Wholesale apparel revenues increased primarily as a result of strength in shipments of the Jones New York Collection, Jones New York Dress, Jones Wear and Lauren by Ralph Lauren lines of product, partially offset by a decrease in shipments of the Jones New York Sport and Polo Jeans Company product lines, and a planned reduction in shipments of Ralph by Ralph Lauren due to a decrease in the number of doors in which that product is offered. The product lines obtained from the McNaughton acquisition accounted for $155.0 million of the increase in segment revenues. Wholesale apparel revenues for the first fiscal nine months of 2001 were negatively impacted by $12.6 million relating to the special charge taken during the third fiscal quarter of 2001.

    Wholesale footwear and accessories revenues increased due to higher Nine West product sales and the successful repositioning of the Bandolino product line. The product lines obtained as a result of the Judith Jack acquisition added $9.9 million to segment net sales for the first fiscal nine months of 2001. An additional $58.5 million of revenues is attributable to the inclusion of the results of Victoria for all 40 weeks of the first fiscal nine months of 2001 but for only approximately nine weeks of the first fiscal nine months of 2000. Wholesale footwear and accessories revenues for the first fiscal nine months of 2001 were negatively impacted by $11.5 million relating to the special charge taken in the third fiscal quarter of 2001.

    Retail revenues decreased primarily due to the divestiture of certain international operations and domestic store closings. Comparable store sales were down approximately 9.0% for footwear stores and 11.6% for apparel outlet stores for the first fiscal nine months of 2001, which we believe is attributable to the generally challenging retail environment prevailing during that period.

    Gross Profit. The gross profit margin decreased to 37.1% in the first fiscal nine months of 2001 compared to 41.1% in the first fiscal nine months of 2000. Without the effects of the special charge and purchase accounting adjustments, the gross profit margins would have been 40.0% and 41.1%, respectively. Gross profit was also impacted by $17.7 million in the first fiscal nine months of 2001 and by $2.1 million in the first fiscal nine months of 2000 related to adjustments required under purchase accounting to mark up acquired inventories to market value upon acquisition.

    Wholesale apparel gross profit margins, without the special charge or purchase accounting adjustments, were 36.6% for the first fiscal nine months of 2001 compared to 35.6% for the first fiscal nine months of 2000.

    Wholesale footwear and accessories gross profit margins, excluding the special charge and purchase accounting adjustments, were 35.7% for the fiscal nine months of 2001 compared to 36.9% for the third fiscal quarter of 2000. The decrease is primarily due to more promotional activity in the department store channels and lower margins on excess merchandise disposed of during the first fiscal nine months of 2001.

    Retail gross profit margins, excluding the special charge, were 52.8% in the first fiscal nine months of 2001 compared to 52.3% in the first fiscal nine months of 2000.

    SG&A Expenses. SG&A expenses of $739.9 million in the first fiscal nine months of 2001 represented a decrease of $63.4 million from the first fiscal nine months of 2000. The decrease is the result of the restructuring of Nine West and the continued emphasis on cost reductions. Under the restructuring of Nine West, there was a significant decrease in rent and other administrative expenses for the nine month period due to the consolidation of administrative offices and the closure of the Cincinnati distribution facility.

    Operating Income. The resulting operating income for the first fiscal nine months of 2001 of $408.9 million decreased 13.9%, or $66.0 million, from the $474.9 million for the first fiscal nine months of 2000. Without the special charge, the operating margin for the first fiscal nine months of 2001 would have been 15.4% compared to 14.9% for the first fiscal nine months of 2000, due to the factors discussed above.

    Net Interest Expense. Net interest expense was $64.3 million in the first fiscal nine months of 2001 compared to $77.5 million in the comparable period of 2000, resulting from lower average borrowings, lower interest rates, and using the proceeds from zero coupon convertible senior debt securities issued in February 2001 to repay higher-rate borrowings under our credit facilities.

    Provision for Income Taxes. The effective income tax rate was 40.5% for the first fiscal nine months of 2001 compared to 40.0% for the first fiscal nine months of 2000. The increase was primarily due to the impact of nondeductible goodwill due to lower earnings during the first fiscal nine months of 2001 over the prior year.

    Net Income. Net income decreased 14.0% to $204.9 million in the first fiscal nine months of 2001, a decrease of $33.5 million from the net income of $238.4 million earned in the first fiscal nine months of 2000. Excluding the amortization of certain intangibles and goodwill that will end upon adoption of SFAS No. 142, net income for the first fiscal nine months of 2001 and 2000 would have been $243.4 million and $270.9 million, respectively ($1.87 and $2.23 per diluted share, respectively).

    Earnings Per Share. Diluted earnings per share for the first fiscal nine months of 2001 was $1.58 compared to $1.96 for the first fiscal nine months of 2000 on a 9.5% increase in shares outstanding. Without the effect of the special charge and purchase accounting adjustments to cost of sales, diluted earnings per share for the first fiscal nine months of 2001 and 2000 would have been $2.07 and $1.97, respectively.

Liquidity and Capital Resources

    Our principal capital requirements have been to fund acquisitions, working capital needs, capital expenditures and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations and expansion.

    Operating activities provided $54.7 million and $38.7 million in the first fiscal nine months of 2001 and 2000, respectively. The change was primarily due to a smaller increase in accounts receivable and a smaller decrease in accrued expenses and other current liabilities partially offset by a larger decrease in accounts payable in the first fiscal nine months of 2001 compared to the first fiscal nine months of 2000.

    Investing activities used $150.8 million during the first fiscal nine months of 2001, compared to $112.6 million during the first fiscal nine months of 2000. The change was primarily due to the acquisitions of Judith Jack and McNaughton. Capital expenditures were $40.1 million and $33.5 million during the first fiscal nine months of 2001 and 2000, respectively. Total capital expenditures for 2001 are expected to be approximately $50 million.

    Financing activities provided $91.0 million of cash in the first fiscal nine months of 2001 and $77.3 million in the first fiscal nine months of 2000. In February 2001, we issued 20-year, zero coupon convertible senior debt securities. Net proceeds of the offering were $392.8 million. The securities carry a 3.5% yield to maturity with a face value of $805.6 million and are convertible into common stock initially at $50.925 per share. The proceeds were used to repay amounts then outstanding under our Senior Credit Facilities, repurchase $30.3 million of our outstanding 6.25% Senior Notes at par, and for general corporate purposes. The remaining $234.7 million of the 6.25% Senior Notes matured and were repaid in full on October 1, 2001.

    During the first fiscal nine months of 2001, we realized $8.3 million in proceeds from terminating our existing interest rate swap agreements (see "Derivatives" in the Notes to Consolidated Financial Statements).

    We repurchased $69.0 million and $121.9 million of our common stock on the open market during the first fiscal nine months of 2001 and 2000, respectively. As of October 6, 2001, a total of $425.8 million has been expended under announced programs to acquire up to $500.0 million of such shares. We may authorize additional share repurchases in the future depending on, among other things, market conditions and our financial condition. Proceeds from the issuance of common stock to our employees exercising stock options amounted to $82.7 million and $10.8 million in the first fiscal nine months of 2001 and 2000, respectively.

    In connection with the McNaughton acquisition, we repurchased $122.3 million of McNaughton's 12-1/2% Senior Notes due 2005, Series B (the "McNaughton Notes"). The $2.7 million McNaughton Notes that remain outstanding continue as obligations of McNaughton (fully and unconditionally guaranteed on a joint and several basis by certain of McNaughton's subsidiaries). We also refinanced $146.9 million of assumed McNaughton debt and accrued interest using cash on hand and borrowings under our Senior Credit Facilities and assumed joint and several liability with McNaughton on a $100 million unsecured line of credit for the purpose of issuing letters of credit for McNaughton. As of October 6, 2001, $76.3 million was outstanding under this line of credit.

    The terms of the acquisition agreement for Sun require us to pay the former Sun shareholders additional consideration of $2.00 for each $1.00 of Sun's earnings before interest and taxes (as defined in the merger agreement) for each of the years 1998 through 2001 that exceeds certain targeted levels. On April 6, 2001, we paid $1.0 million in cash as additional consideration for the Sun acquisition related to 2000 earnings, which was recorded as additional goodwill in the first fiscal nine months of 2001. Any future consideration is to be paid 59% in cash and 41% in our common stock, the value of which will be determined by the prices at which our common stock trades in a defined period preceding delivery in each year.

    The terms of the acquisition agreement for Victoria require us to pay the former Victoria shareholders additional consideration of $3.00 for each $1.00 of Victoria's earnings before interest and taxes (as defined in the merger agreement) for each of the 12-month periods ending June 30, 2001 through 2003 that exceeds certain targeted levels. On October 3, 2001, we paid $18.4 million in cash as additional consideration for the Victoria acquisition related to the earnings in the 12-month period ended June 30, 2001, which was recorded as additional goodwill in the first fiscal nine months of 2001. Any future additional consideration is to be paid 50% in cash and 50% in our common stock, the value of which will be determined by the prices at which our common stock trades in a defined period preceding delivery in each year.

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

    At October 6, 2001, we had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.55 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for an $850.0 million 364-Day Revolving Credit

Facility (increased from $750.0 million in June 2001) and a $700.0 million Five-Year Revolving Credit Facility. At October 6, 2001, $172.8 million was outstanding under the 364-Day Revolving Credit Facility (comprised entirely of outstanding letters of credit), and $465.0 million in cash borrowings were outstanding under our Five-Year Revolving Credit Facility. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require us to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on our ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers, and pay dividends.

    We also have a C$20.0 million unsecured line of credit in Canada, under which C$19.9 million was outstanding at October 6, 2001.

    In July 2001, we entered into a short-term bond transaction relating to $139.0 million of U. S. Treasury Securities. The transaction, which will close in November 2001, was intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. See "Short Term Bond Transaction" in Notes to Consolidated Financial Statements. We may enter into similar transactions in the future if we determine that market conditions are appropriate for generating the desired results from the transactions.

    We believe that funds generated by operations, proceeds from the issuance of notes, the Senior Credit Facilities, the McNaughton line of credit and the Canadian line of credit will provide the financial resources sufficient to meet our foreseeable working capital, letter of credit, debt repayment, capital expenditure and stock repurchase requirements and any ongoing obligations to the former Sun and Victoria shareholders and the seller of Judith Jack.

New Accounting Standards

    In October 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which changes the accounting for goodwill and other intangible assets from an amortization method to an impairment-only approach. Under SFAS No. 142, amortization of our trademarks without determinable lives and our goodwill will cease beginning on January 1, 2002. Diluted earnings per share adjusted for the effects of SFAS No. 142 for the third fiscal quarters of 2001 and 2000 would have been $0.52 and $1.02, respectively, and for the fiscal nine month periods ended October 6, 2001 and October 1, 2000 would have been $1.87 and $2.23, respectively.

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

    The primary interest rate exposures on floating rate financing arrangements are with respect to United States and Canadian short-term interest rates. We had approximately $1.6 billion in variable rate facilities at October 6, 2001.

    At October 6, 2001, we had outstanding foreign exchange contracts in Canada to purchase a total of $15.8 million U.S. dollars through January 31, 2002. We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. We are exposed to credit-related losses if the counterparty to the financial instruments fails to perform its obligations. However, we do not expect the counterparty, which presently has high credit ratings, to fail to meet its obligations.

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

Item 5. Other information

Statement Regarding Forward-looking Disclosure

    This Report includes, and incorporates by reference, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding our expected financial position, business and financing plans are forward-looking statements. The words "believes," "expects," "plans," "intends," "anticipates" and similar expressions identify forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of national and regional economic conditions, lowered levels of consumer spending resulting from a general economic downturn or generally reduced shopping activity caused by public safety concerns, the performance of our products within the prevailing retail environment, customer acceptance of both new designs and newly-introduced product lines, financial difficulties encountered by customers, the effects of vigorous competition in the markets in which we operate, the integration of the organizations and operations of any acquired businesses into our existing organization and operations, the termination or non-renewal of the licenses with Polo Ralph Lauren Corporation, our foreign operations and manufacturing, changes in the costs of raw materials, labor and advertising, and our ability to secure and protect trademarks and other intellectual property rights. All statements other than statements of historical facts included in this Report, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in this Report in conjunction with the forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

        See Exhibit Index.

(b) Reports on Form 8-K

        Not Applicable

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JONES APPAREL GROUP, INC.
(Registrant)

Date: November 16, 2001	By /s/ Sidney Kimmel SIDNEY KIMMEL Chief Executive Officer By /s/ Wesley R. Card WESLEY R. CARD Chief Financial Officer

INDEX TO EXHIBITS

Number	Description
10.1*	Employment Agreement dated as of April 13, 2001 between the Registrant and Peter Boneparth.+
10.2*	Buying Agency Agreement dated August 31, 2001 between Nine West Group Inc. and Bentley HSTE Far East Services Limited.

_________

* Filed herewith.
+Management contract or compensatory plan or arrangement.