Form 10-K
period 2001-12-31
JONES APPAREL GROUP INC
filed 2002-03-25
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission file number 1-10746

JONES APPAREL GROUP, INC.
 (Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	06-0935166 (I.R.S. Employer Identification No.)

250 Rittenhouse Circle, Bristol, Pennsylvania (Address of principal executive offices)	19007 (Zip Code)

Registrant's telephone number, including area code: (215) 785-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.01 par value	Name of each exchange on which registered New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X] Yes    [  ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 2002 was approximately $4,325,294,366.

    As of March 21, 2002, 126,820,012 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:

Document	Part
Those portions of the registrant's proxy statement for the registrant's 2002 Annual Meeting of Stockholders (the "Proxy Statement") that are specifically identified herein as incorporated by reference into this Form 10-K.	III

DEFINITIONS

    As used in this Report, unless the context requires otherwise, "our," "us" and "we" means Jones Apparel Group, Inc. and consolidated subsidiaries, "Sun" means Sun Apparel, Inc., "Nine West" means Nine West Group Inc. (acquired June 15, 1999), "Victoria" means Victoria + Co Ltd. (acquired July 31, 2000), "Judith Jack" means Judith Jack, LLC (acquired April 26, 2001) and "McNaughton" means McNaughton Apparel Group, Inc. (acquired June 19, 2001). "FASB" means the Financial Accounting Standards Board, "SFAS" means Statement of Financial Accounting Standards and "SEC" means the United States Securities and Exchange Commission. The results of Nine West, Victoria, Judith Jack and McNaughton are included in our operating results from the respective dates of acquisition and, therefore, our operating results for all periods presented are not comparable.

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

PART I

ITEM 1. BUSINESS

General

    Jones Apparel Group, Inc. is a leading designer and marketer of a broad range of women's collection sportswear, suits and dresses, casual sportswear and jeanswear for men, women and children, women's shoes and accessories, and costume, sterling silver, and marcasite jewelry. We have pursued a multi-brand strategy by marketing our products under several nationally known brands, including Jones New York; Lauren by Ralph Lauren, Ralph by Ralph Lauren, and Polo Jeans Company, which are licensed from Polo Ralph Lauren Corporation; Evan-Picone, Rena Rowan, Norton McNaughton, Erika, Energie, Currants, Jamie Scott, Todd Oldham, Nine West, Easy Spirit, Enzo Angiolini, Bandolino, Napier and Judith Jack. Each brand is differentiated by its own distinctive styling, pricing strategy, distribution channel and target consumer. We primarily contract for the manufacture of our products through a worldwide network of quality manufacturers. We have capitalized on our nationally known brand names by entering into various licenses for the Jones New York, Evan-Picone and Nine West brand names with select manufacturers of women's and men's products which we do not manufacture.

    On April 26, 2001, we acquired substantially all of the assets of Judith Jack. Judith Jack is a manufacturer and distributor of women's jewelry and accessories, including marcasite and sterling silver products. Judith Jack distributes products to better department stores and specialty retailers, including Neiman Marcus Stores and Saks Incorporated.

    On June 19, 2001, we acquired 100% of the common stock of McNaughton. McNaughton designs, contracts for the manufacture of and markets a broad line of branded moderately-priced women's and juniors' career and casual clothing. McNaughton markets its products nationwide to department stores, national chains, mass merchants, and specialty retailers, including J.C. Penney Company, Inc., Kohl's Department Stores, Inc., Federated Department Stores, Inc., May Department Stores Company and Sears, Roebuck and Co.

    On March 19, 2002, we announced that we had entered into an agreement to acquire 100% of the common stock of Gloria Vanderbilt Apparel Corp. and 100% of the assets of Gloria Vanderbilt Trademark B.V. Gloria Vanderbilt, a leading designer, marketer and distributor of women's moderately priced stretch and twill jeanswear, markets its products nationwide to national chains, department stores, mass merchants, and specialty retailers, including Kohl's Department Stores, J.C. Penney Company, Inc., Mervyns, Costco Wholesale Corporation and Federated Department Stores, Inc. Brands include Gloria Vanderbilt and junior product marketed under the GLO brand name.

Operating Segments

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

Wholesale Apparel

    Our brands cover a broad array of categories for the women's markets; we also provide Polo Jeans Company apparel to the men's markets. Within those brands, various product classifications include career and casual sportswear, jeanswear, dresses, suits, and a combination of all components termed lifestyle collection. Career and casual sportswear are marketed as individual items or groups of skirts, pants, shorts, jackets, blouses, sweaters and related accessories which, while sold as separates, are coordinated as to styles, color schemes and fabrics, and are designed to be worn together. New collections are introduced in four of the principal selling seasons - Spring, Summer, Fall and Holiday. Each season is comprised of a series of individual items or groups which have systematically spaced shipment dates to ensure a fresh flow of goods to the retail floor.

    The following table summarizes selected aspects of the products sold under both our brands and licensed brands:

	Label	Product Classification	Market Segment	Retail Price Points
Jones New York Labels	Jones New York	Collection Sportswear	Better	$20 - $687
Skirts, blouses, pants,	Jones New York Sport	Casual Sportswear	Better
jackets, sweaters,	Jones Jeans	Casual Sportswear	Better
jeanswear, suits,	Jones New York Country	Lifestyle	Better
dresses, casual tops	Jones New York Dress	Dresses	Better
	Jones New York Suit	Suits	Better
	Jones Wear	Collection Sportswear	Moderate
	Jones Wear Sport	Casual Sportswear	Moderate

Evan-Picone Labels	Evan-Picone	Lifestyle	Moderate	$24 - $119
Skirts, blouses, pants,	Evan-Picone Dress	Dresses	Moderate
jackets, sweaters,
jeanswear, dresses,
casual tops

Nine West Labels	Nine West	Lifestyle	Better	$20 - $374
Skirts, blouses, pants,	Nine & Company	Lifestyle	Moderate
jackets, sweaters, dresses,
outerwear, shorts,
casual tops

McNaughton Labels	Norton McNaughton	Collection Sportswear	Moderate	$10 - $90
Skirts, blouses, pants,	Maggie McNaughton	Casual Sportswear	Moderate
jackets, sweaters, dresses,	Norton Studio	Casual Sportswear	Moderate
shorts, casual tops,	Norton McNaughton Dress	Dresses	Moderate
knitwear	Energie	Casual Sportswear	Moderate
	Erika	Casual Sportswear	Moderate

Other Labels	Rena Rowan	Collection Sportswear	Better	$20 - $311
Skirts, blouses, pants,	Todd Oldham	Casual Sportswear	Better
jackets, sweaters,
jeanswear, dresses,
casual tops

Labels Under License	Lauren by Ralph Lauren	Lifestyle	Better	$20 - $939
Skirts, blouses,	Ralph by Ralph Lauren	Lifestyle	Better
pants, jackets,	Lauren Jeans Company	Lifestyle	Better
sweaters, jeanswear,	Polo Jeans Company	Casual Sportswear	Better
suits, dresses,	Lauren Dress	Lifestyle	Better
casual tops, coats	Polo Ralph Lauren (Canada)	Lifestyle	Better

    In addition to the products sold under these brands, we provide design and manufacturing resources to certain retailers to develop moderately-priced product lines to be sold under private labels.

Wholesale Footwear and Accessories

    Our wholesale footwear and accessories operations include the sale of both brand name and private label footwear, handbags, small leather goods and costume, sterling silver, and marcasite jewelry. The following table summarizes selected aspects of the products sold under both our brands and licensed brands:

Label	Product Classification	Market Segments	Retail Price Points
			Shoes	Boots
Footwear
Nine West	Contemporary	Better	$59 - $75	$79 - $159
Bandolino	Modern Classics	Moderate	$39 - $59	$69 - $139
Easy Spirit	Comfort/Fit Active Sport/Casuals	Upper Moderate	$39 - $75	$59 - $140
Enzo Angiolini	Sophisticated Classics	Better	$69 - $85	$120 - $169
Nine & Company	Contemporary	Moderate	$30 - $40	$45 - $65
Accessories			Accessories
Nine West	Handbags and Small Leather Goods	Better	$25 - $120
Jones New York	Handbags	Better	$35 - $160
Nine & Company	Handbags, Small Leather Goods and Costume Jewelry	Moderate	$8 - $50
Napier, Nine West, Tommy Hilfiger and Givenchy	Costume and Fashion Jewelry	Better	$7 - $250
Richelieu	Costume Jewelry	Moderate	$8 - $90
Judith Jack	Marcasite Jewelry, Wristwatches, Evening Bags and Belts	Bridge	$50 - $700

Retail

    We market apparel, footwear and accessories directly to consumers through our specialty retail stores operating in malls and urban retail centers, as well as our various value-based ("outlet") stores.

    Our ongoing evaluation of our retail operations has led to a decision to close many of our underperforming locations in the past several years. During 2002, we plan to open 15 to 20 and close 30 to 40 retail locations.

    Specialty Retail Stores. At December 31, 2001, we operated a total of 420 specialty retail stores. These stores sell either footwear and accessories or apparel (or a combination of these products) primarily under their respective brand names. Our Nine West, Easy Spirit and Enzo Angiolini retail stores offer selections of exclusive products not marketed to our wholesale customers. Certain of our specialty retail stores also sell products licensed by us, including belts, legwear, outerwear, watches and sunglasses.

    The following table summarizes selected aspects of our specialty retail stores at December 31, 2001. Of these stores, 411 are located within the United States and nine are located in Canada. In addition to the stores listed in the table, we participate in a joint venture that operates 24 specialty stores in Australia under the Nine West name.

			Retail Price Range				Average store size (square feet)
	Number of locations	Brands offered	Shoes and Boots	Accessories	Apparel	Type of locations
Nine West	210	Primarily Nine West	$50 -$170	$18 - $100	$60 - $250	Upscale and regional malls and urban retail centers	1,680
Easy Spirit	150	Primarily Easy Spirit	$40 - $150	$18 - $100	-	Upscale and regional malls and urban retail centers	1,369
Enzo Angiolini	47	Primarily Enzo Angiolini	$65 - $165	$15 - $200	-	Upscale malls and urban retail centers	1,362
Apparel	13	Various	-	-	$20 - $400	Urban retail locations and regional malls	3,436

    Outlet Stores. At December 31, 2001, we operated a total of 524 outlet stores. Our shoe stores focus on breadth of product line, as well as value pricing, and offer a distribution channel for our residual inventories. The majority of the shoe stores' merchandise consists of new production of current and proven prior season's styles, with the remainder of the merchandise consisting of discontinued styles from our specialty retail footwear stores and wholesale divisions. The apparel stores focus on breadth of product line, customer service and value pricing. In addition to our brand name merchandise, these stores also sell merchandise produced by our licensees. Our jewelry stores focus on breadth of product line and value pricing and offer a distribution channel for our residual and discontinued wholesale inventories.

    The following table summarizes selected aspects of our outlet stores at December 31, 2001. Of these stores, 511 are located within the United States and its territories, with the remainder located primarily in Canada. In addition to the stores listed in the table, we participate in a joint venture that operates four outlet stores in Australia under the Nine West name.

	Number of locations	Brands offered	Type of locations	Average store size (square feet)
Nine West	136	Primarily Nine West	Manufacturer outlet centers	2,796
Easy Spirit	111	Primarily Easy Spirit	Manufacturer outlet centers	4,252
Stein Mart (leased footwear departments)	98	All Company footwear brands	Strip centers	2,669
Jones New York	84	Primarily Jones New York	Manufacturer outlet centers	5,447
Jones New York Sport	21	Primarily Jones New York Sport	Manufacturer outlet centers	2,685
Jones New York Country	45	Jones New York Country	Manufacturer outlet centers	2,845
Others	29	Various	Manufacturer outlet centers	3,293

Licensed Brands

    We license three major brands from Polo Ralph Lauren Corporation for selling in the United States, Canada and, beginning in February 2002, Mexico: Lauren by Ralph Lauren, Ralph by Ralph Lauren and Polo Jeans Company. We also license the Polo Ralph Lauren brand in Canada.

    In October 1995, we acquired an exclusive license to manufacture and market women's shirts, blouses, skirts, jackets, suits, sweaters, pants, vests, coats, outerwear and hats under the Lauren by Ralph Lauren trademark in the United States and Canada pursuant to license and design service agreements with Polo Ralph Lauren Corporation. In February 2002, the territory was expanded to include Mexico. Although the initial term of the license and design service agreements expired December 31, 2001, we have exercised our option to renew them through December 31, 2006. The agreements provide for the payment by us of a percentage of net sales against guaranteed minimum royalty and design service payments as set forth in the agreements.

    In May 1998, we acquired an exclusive license to manufacture and market women's dresses, shirts, blouses, skirts, jackets, suits, sweaters, pants, vests, coats, outerwear and hats under the Ralph by Ralph Lauren trademark in the United States and Canada pursuant to license and design service agreements with Polo Ralph Lauren, which expire on December 31, 2003. In February 2002, the territory was expanded to include Mexico. Upon expiration of the initial term, we have the right to renew the license for an additional three-year period, provided that we meet certain minimum sales levels. The agreements provide for the payment by us of a percentage of net sales against guaranteed minimum royalty and design service payments as set forth in the agreements.

    As a result of the acquisition of Sun, we obtained the right to sell Polo Jeans Company products under long-term license and design agreements which Sun entered into with Polo Ralph Lauren in 1995 (collectively, the "Polo Jeans License"). Under the Polo Jeans License, Polo Ralph Lauren has granted us an exclusive license for the design, manufacture and sale of men's and women's jeanswear, sportswear, and related apparel under the Polo Jeans Company by Ralph Lauren trademarks in the United States and its territories. In February 2002, the territory was expanded to include Mexico. The agreements expire on December 31, 2005 and may be renewed by us in five-year increments for up to 25 additional years, if certain sales requirements are met. Renewal of the Polo Jeans License after 2010 requires a one-time payment by us of $25.0 million or, at our option, a transfer of a 20% interest in our Polo Jeans Company business to Polo Ralph Lauren (with no fees required for subsequent renewals). Polo Ralph Lauren also has an option, exercisable on or before June 1, 2010, to purchase our Polo Jeans Company business at the end of 2010 for a purchase price, payable in cash, equal to 80% of the then fair value of the business as a going concern, assuming continuation of the Polo Jeans License through 2030. The agreements provide for the payment by us of a percentage of net sales against guaranteed minimum royalty and design service payments as set forth in the agreements.

    In June 2000, we acquired an exclusive license to manufacture and market in Canada certain products under the Polo Jeans Company and Polo Ralph Lauren trademarks pursuant to license and design service agreements with Polo Ralph Lauren Corporation. The agreements expire on December 31, 2005 and are renewable for an additional five years, provided that we achieve certain minimum sales levels. The agreements provide for the payment by us of a percentage of net sales against guaranteed minimum royalty and design service payments as set forth in the agreements.

    As a result of the acquisition of Victoria, we obtained the exclusive license to produce and sell costume jewelry in the United States and Canada under the Tommy Hilfiger trademark, which expires on December 31, 2004. Upon expiration, we have the right to renew the license for an additional three-year period, provided that we meet certain minimum sales levels. The agreement provides for payment by us of a percentage of net sales against guaranteed minimum royalty and advertising payments as set forth in the agreement. We also obtained the exclusive, worldwide license to produce, market and distribute costume jewelry under the Givenchy mark, which expires on December 31, 2002. Victoria has held the Givenchy license for more than eight years. We are currently in discussions with Givenchy Corporation to extend the term of that license.

Design

    Each of our apparel product lines has its own design team which is responsible for the creation, development and coordination of the product group offerings within each line. We believe our design staff is recognized for its distinctive styling of garments and its ability to update fashion classics with contemporary trends. Our apparel designers travel throughout the world for fabrics and colors, and stay continuously abreast of the latest fashion trends. In addition, we actively monitor the retail sales of our products to determine changes in consumer trends.

    For most sportswear lines, we will develop several groups in a season. A group typically consists of an assortment of skirts, pants, jeans, shorts, jackets, blouses, sweaters, t-shirts and various accessories. We believe that we are able to minimize design risks because we often will not have started cutting fabrics until the first few weeks of a major selling season. Since different styles within a group often use the same fabric, we can redistribute styles and, in some cases, colors, to fit current market demand.

    Our footwear brands are developed by a combination of our own design teams and third-party designers, which independently interpret global lifestyle, clothing, footwear and accessories trends. To research and confirm such trends, the teams travel extensively in Asia, Europe and major American markets, conduct extensive market research on retailer and consumer preferences, and subscribe to fashion and color information services. Each team presents styles that maintain each brand's distinct personality. Samples are refined and then produced. After the samples are evaluated, lines are modified further for presentation at each season's shoe shows.

    Our jewelry brands are developed by separate design teams. Each team presents styles that maintain each brand's distinct personality. A prototype is developed for each new product where appropriate. Most prototypes are produced in-house, and samples are sent to vendors for cost estimates. After samples are evaluated and cost estimates are received, the lines are modified as needed for presentation for each selling season.

    In accordance with standard industry practices for licensed products, we have the right to approve the concepts and designs of all products produced and distributed by our licensees. Similarly, Polo Ralph Lauren provides design services to us for our licensed products and has the right to approve our designs for the Lauren by Ralph Lauren, Ralph by Ralph Lauren, Polo Ralph Lauren and Polo Jeans Company product lines.

Manufacturing and Quality Control

Apparel

    Apparel sold by us is produced in accordance with our design, specification and production schedules. We contract for the cutting and sewing of the majority of our garments with approximately 43 contractors and agents located in the United States, approximately 34 in Mexico and approximately 704 in other locations. We also operate several manufacturing facilities of our own. Approximately 16% of our apparel products were manufactured in the United States and Mexico and 84% in other parts of the world (primarily Asia) during 2001. We source a portion of our products in Central America, enabling us to take advantage of shorter lead times than other offshore locations due to proximity. Sourcing in this region enables us to utilize exemptions under "807" customs regulations, which provide that certain articles assembled abroad from United States components are exempt from United States duties on the value of these components.

    We believe that outsourcing a majority of our products allows us to maximize production flexibility, while avoiding significant capital expenditures, work-in-process inventory build-ups and costs of managing a larger production work force. Our fashion designers, production staff and quality control personnel closely examine garments manufactured by contractors to ensure that they meet our high standards.

    Our comprehensive quality control program is designed to ensure that purchased raw materials and finished goods meet our exacting standards. Substantially all of the fabric purchases for garments manufactured domestically, in Mexico and in Central America are inspected upon receipt in either our warehouse facilities (where they are stored prior to shipment for cutting) or at the contractor's warehouse. Fabrics for garments manufactured offshore are inspected by either independent inspection services or by our contractors upon receipt in their warehouses. Our quality control program includes inspection of prototypes of each garment prior to cutting by the contractors to ensure compliance with our specifications.

    Domestic contractors are supervised by our quality control staff based primarily in Pennsylvania, while foreign manufacturers' operations are monitored by both our Hong Kong-based personnel and buying agents located in other countries. All finished goods are shipped to our warehouses for final inspection and distribution.

    For our sportswear business, we generally supply the raw material to our domestic manufacturers and occasionally to foreign manufacturers. Otherwise, the raw materials are purchased directly by the manufacturer in accordance with our specifications. Raw materials, which are in most instances made and/or colored especially for us, consist principally of piece goods and yarn and are purchased by us from a number of domestic and foreign textile mills and converters. Our foreign finished goods purchases are generally purchased on a letter of credit basis, while our domestic purchases are generally purchased on open account.

    Our primary raw material in our jeanswear business is denim, nearly all of which is purchased from leading mills located in the United States and Mexico. Denim purchase commitments and prices are negotiated on a quarterly or semi-annual basis. We perform our own extensive testing of denim, cotton twill and other fabrics to ensure consistency and durability.

    We do not have long-term arrangements with any of our suppliers. We have experienced little difficulty in satisfying our raw material requirements and consider our sources of supply adequate.

    Our apparel products are manufactured according to plans prepared each year which reflect prior years' experience, current fashion trends, economic conditions and management estimates of a line's performance. We generally order piece goods concurrently with concept development. The purchase of piece goods is controlled and coordinated on a divisional basis. When possible, we limit our exposure to specific colors and fabrics by committing to purchase only a portion of total projected demand with options to purchase additional volume if demand meets the plan.

    We believe our extensive experience in logistics and production management underlies our success in coordinating with contractors who manufacture different garments included within the same product group. We also contract for the production of a portion of our products through a network of foreign agents. We have had long-term mutually satisfactory business relationships with many of our contractors and agents but do not have long-term written agreements with any of them.

    We have an active program in place to monitor compliance by our contract manufacturers (in all product categories in accordance with the Jones Apparel Group Standards for Contractors and Suppliers) with applicable laws relating to the payment of wages and working conditions. In 1996, we became a participant in the United States Department of Labor's Apparel Manufacturers Compliance Program for that purpose. Under that program, and through our independent agreements with each of our domestic and foreign manufacturers, we regularly audit such compliance and require corrective action when appropriate.

Footwear and Accessories

    To provide a steady source of footwear and accessories inventory, we rely on long-standing relationships developed by Nine West with Brazilian and Chinese manufacturers, working through independent buying agents, and third party manufacturers in other countries and long-standing relationships developed by Victoria with third-party Asian manufacturers. Allocation of production among our footwear and accessories manufacturing resources is determined based upon a number of factors, including manufacturing capabilities, delivery requirements and pricing.

    During 2001, approximately 46% of our footwear products were manufactured by independently owned footwear manufacturers in Brazil and approximately 53% of our footwear products were manufactured by independent footwear manufacturers located in China. The remainder of footwear production (approximately 1%) originates primarily in Italy. Our handbags and small leather goods are sourced through our own buying offices in Korea and Hong Kong, which utilize independent third party manufacturers in China. Products have historically been purchased from the Brazilian and Asian manufacturers in pre-set United States dollar prices, and therefore, we generally have not been adversely affected by fluctuations in exchange rates. We do not have any contracts with any of our footwear, handbag or small leather goods manufacturers but, with respect to footwear imported from Brazil and China, we rely on established relationships with our Brazilian and Chinese manufacturers directly and through our independent buying agent, Bentley HSTE Far East, Limited.

    As a result of the number of entrepreneurial factory owners, the highly skilled labor force, the modern, efficient vertically-integrated factories and the availability of high-quality raw materials, the Brazilian manufacturers are able to produce significant quantities of moderately priced, high-quality leather footwear. The largest of these Brazilian factories operate tanneries for processing leather and produce lasts, heels and other footwear components as well as finished goods, and source raw materials worldwide based on input from us.

    We believe that our relationships with our Brazilian and Chinese manufacturers provide us with a responsive and active source of supply of our products and, accordingly, give us a significant competitive advantage. We also believe that purchasing a significant percentage of our products in Brazil and China allows us to maximize production flexibility while limiting our capital expenditures, work-in-process inventory and costs of managing a larger production work force. Because of the sophisticated manufacturing techniques of these manufacturers, individual production lines can be quickly changed from one style to another, and production of certain styles can be completed in as few as four hours, from uncut leather to boxed footwear.

    Historically, periodic instability in Brazil's political and economic environment has not had a material adverse effect on Nine West's financial condition or results of operations. We cannot predict, however, the effect that future changes in economic or political conditions in Brazil could have on the economics of doing business with our Brazilian manufacturers. Although we believe that we could source in China a portion of those products which we currently source in Brazil and find alternative manufacturing sources for the remainder of those products, the establishment of new manufacturing relationships would involve various uncertainties, and the loss of a substantial portion of our Brazilian manufacturing capacity before the alternative sourcing relationships were fully developed could have a material adverse effect on our financial condition or results of operations.

    We place our projected orders for each season's styles with our manufacturers prior to the time we have received all of our customers' orders. Because of our close working relationships with our third party manufacturers (which allow for flexible production schedules and production of large quantities of footwear within a short period of time), most of our orders are finalized only after we have received orders from a majority of our customers. As a result, we believe that, in comparison to our competitors, we are better able to meet sudden demands for particular designs, more quickly exploit market trends as they occur, reduce inventory risk and more efficiently fill reorders booked during a particular season.

    We do not have any contracts with any of our jewelry manufacturers but rely on long-standing relationships developed by Victoria and Judith Jack, principally with third-party Asian manufacturers. We also have our own manufacturing facility to satisfy demand for products manufactured domestically (such as cosmetic containers) and to provide sufficient production capacity in the event of disruption in our outsourced manufacturing. Victoria and Judith Jack have historically experienced little difficulty in satisfying finished goods requirements, and we consider their source of supplies adequate. Products have historically been purchased from Asian manufacturers in preset U. S. dollar prices, effectively minimizing the effects of adverse fluctuations in exchange rates.

    During 2001, our jewelry products were manufactured primarily by independently-owned jewelry manufacturers in Asia. We believe that the quality and cost of products manufactured by our suppliers provide us with the ability to remain competitive. Sourcing the majority of our products enables us to better control costs and avoid significant capital expenditures, work in process inventory, and costs of managing a larger production workforce. Victoria's and Judith Jack's history as manufacturers gives them the requisite experience and knowledge to manage their vendors effectively.

    Forecasts for basic jewelry products are produced on a rolling 12-week basis and are adjusted based on point of sale information from retailers. Manufacturing of fashion jewelry products is based on marketing forecasts and sales plans; actual orders are received several weeks after such forecasts are produced. Quality control testing is performed on-site by domestic employees or private firms in the country of manufacture and quality assurance checks are also performed upon receipt of finished goods at our distribution facilities.

Marketing

    During 2001, no single customer accounted for more than 10% of sales; however, certain of our customers are under common ownership. When considered together as a group under common ownership, sales to eight department store customers currently owned by The May Department Stores Company ("May") accounted for approximately 16% of 2001 sales, and sales to ten department store customers currently owned by Federated Department Stores, Inc. ("Federated") accounted for approximately 15% of 2001 sales. Our ten largest customer groups accounted for approximately 62% of sales in 2001. While we believe that purchasing decisions are generally made independently by each department store customer (including the stores in the May and Federated groups), in some cases the trend is toward more centralized purchasing decisions. We attempt to minimize our credit risk from our concentration of customers by closely monitoring accounts receivable balances and shipping levels and the ongoing financial performance and credit status of our customers.

    Sportswear products are marketed to department stores and specialty retailing customers during "market weeks," which are generally four to six months in advance of the corresponding industry selling seasons. While we typically will allocate a six-week period to market a sportswear line, most major orders are written within the first three weeks of any market period.

    We believe retail demand for our apparel products is enhanced by our ability to provide our retail accounts and consumers with knowledgeable sales support. In this regard, we have an established program to place retail sales specialists in many major department stores for many of our brands, including Jones New York, Jones New York Sport, Lauren by Ralph Lauren, Ralph by Ralph Lauren and Polo Jeans Company. These individuals have been trained by us to support the sale of our products by educating other store personnel and consumers about our products and by coordinating our marketing activities with those of the stores. In addition, the retail sales specialists provide us with firsthand information concerning consumer reactions to our products. In addition, we have a program of designated sales personnel in which a store agrees to designate certain sales personnel who will devote a substantial portion of their time to selling our products in return for certain benefits.

    We introduce new collections of footwear at industry-wide shoe shows, held four times yearly in New York City and semi-annually in Las Vegas, and at regional shoe shows throughout the year. We introduce new handbag and small leather goods collections at market shows that occur four times each year in New York City. Jewelry products are marketed in New York City showrooms through individual customer appointments and at five industry-wide market shows each year. Retailers visit our showrooms at these times to view various product lines and merchandise.

    We market our footwear, handbag and small leather goods businesses with certain department stores and specialty retail stores by bringing our retail and sales planning expertise to those retailers. Under this program, members of branded division management who have extensive retail backgrounds work with the retailer to create a "focus area" or "concept shop" within the store that displays the full collection of an entire brand in one area. These individuals assist the department and specialty retail stores by: providing advice about appropriate product assortment and product flow; making recommendations about when a product should be re-ordered; providing sales guidance, including the training of store personnel; and developing advertising programs with the retailer to promote sales of our products. In addition, our sales force and, for handbags and small leather goods, field merchandising associates recommend how to display our products and educate store personnel about us and our products. The goal of this approach is to promote high retail sell-throughs of our products. With this approach, customers are encouraged to devote greater selling space to our products, and we are better able to assess consumer preferences, the future ordering needs of our customers, and inventory requirements.

    Most of our wholesale jewelry customers outsource their product management and merchandising to us. We work closely with these retailers to create long-term sales programs, which include choosing among our diverse product lines and implementing sales programs at the store level. A team of sales representatives and sales managers monitor product performance against plan and are responsible for inventory management, using point-of-sale information to respond to shifts in consumer preferences. Management uses this information to adjust product mix and inventory requirements. Retailers are also provided with customized displays and store-level merchandising designed to maximize sales and inventory turnover. By providing retailers with in-store product management, we establish close relationships with retailers, allowing us to maximize product sales and increase floor space allocated to our product lines. We have also placed retail sales specialists in major department stores to support the sale of our Napier, Nine West, Tommy Hilfiger and Judith Jack jewelry products.

Advertising and Promotion

    We employ a cooperative advertising program for our branded products, whereby we share the cost of certain wholesale customers' advertising and promotional expenses in newspapers, magazines and other media up to a preset maximum percentage of the customer's purchases. An important part of the marketing program includes prominent displays of our products in wholesale customers' sales catalogs as well as in-store shop displays.

    National advertising campaigns in the print media have existed for the Lauren by Ralph Lauren, Ralph by Ralph Lauren and Polo Jeans Company products since their inception. We also have national advertising campaigns for Jones New York (primarily in the print media encompassing both our products and products of our licensees), Nine West (footwear, apparel, jewelry and licensed products, primarily in fashion magazines), Easy Spirit (advertised primarily in fashion, lifestyle, health and fitness magazines), Enzo Angiolini (in fashion magazines), Norton McNaughton and Maggie McNaughton (in fashion, lifestyle and ethnic magazines), Napier (in fashion magazines), and the licensed Tommy Hilfiger and Givenchy jewelry lines. Given the strong recognition and brand loyalty already afforded its brands, we believe these campaigns will serve to further enhance and broaden our customer base. Except for Norton McNaughton and Maggie McNaughton, our in-house creative services departments oversee the conception, production and execution of virtually all aspects of these activities. We also believe that our retail network promotes brand name recognition and supports the merchandising of complete lines by, and the marketing efforts of, our wholesale customers.

Licensing of Company Brands

    We have entered into various license agreements under which independent licensees produce and sell certain products under our Jones New York (and related) trademarks in accordance with designs furnished or approved by us in the United States, Canada and various other territories. Current licenses cover products including men's tailored clothing and overcoats, women's intimate apparel, women's rainwear, women's outerwear and leather outerwear, men's and women's woolen coats, belts, women's swimwear, umbrellas, costume jewelry, hair accessories, legwear, women's slippers, women's sleepwear, men's small leather goods, men's formal wear, men's neckwear and women's sunglasses and optical eyewear. These licenses provide for the payment to us of a percentage of the licensee's net sales of the licensed products against guaranteed minimum royalty payments which typically increase over the term of the agreement. During 2001, we received $12.2 million of gross licensing revenues under these agreements.

    We have entered into various license agreements under which independent licensees produce and sell certain products under our Evan-Picone trademarks in accordance with designs furnished or approved by us in the United States, Canada and various other territories. These licenses cover products including men's tailored clothing, women's sunglasses, women's optical wear and women's hosiery and casual legwear. These licenses provide for the payment to us of a percentage of the licensee's net sales of the licensed products against guaranteed minimum royalty payments which typically increase over the term of the agreement. During 2001, we received $2.2 million of gross licensing revenues under these agreements.

    We have entered into various license agreements, primarily under the Nine West trademark, with independent licensees with respect to the manufacture and marketing of footwear and non-footwear products, including legwear, outerwear, cold weather accessories, belts, slippers, watches, sunglasses and optical eyewear. These licenses provide for the payment to us of a percentage of the licensee's net sales of the licensed products against guaranteed minimum royalty payments which typically increase over the term of the agreement.

    We have also entered into foreign distribution and license agreements under which independent licensees have the exclusive right to distribute and sell at retail (and, in some cases, at wholesale) footwear, handbags and small leather goods under the Nine West trademark and to own and operate Nine West retail stores in certain countries. These licenses provide for the payment to us of commissions on the sale to the licensees of certain licensed products, as well as a percentage of the licensee's net sales of all licensed products against guaranteed minimum royalty payments which typically increase over the term of the agreement. We have entered into such licenses for Turkey, Israel, Saudi Arabia, Bahrain, Kuwait, Oman, Qatar, the United Arab Emirates, portions of South America and Asia, Mexico, Canada, Greece, Cyprus, South Africa, Spain, portions of Central America and the Carribean, the United Kingdom, Ireland and the Channel Islands.

    Under rights obtained in perpetuity under license agreements for the production of various non-footwear products under the Capezio trademark, we have entered into various sub-license agreements under the Capezio trademark with independent licensees with respect to the manufacture and marketing of products including handbags, belts and hair accessories.

    During 2001, we received $14.6 million of gross licensing revenues under the Nine West licenses and other similar agreements, including revenues from the sub-licensing of the Capezio trademark.

Trademarks

    We utilize a variety of trademarks which we own, including Jones New York, Jones New York Sport, Jones Wear, Jones New York Country, Jones Jeans, Rena Rowan, Evan-Picone, Todd Oldham, Code Bleu, Executive Suite, Norton McNaughton, Maggie McNaughton, Norton Studio, Erika, Energie, Nine West, Easy Spirit, Enzo Angiolini, Bandolino, Banister, Calico, Nine & Company, Westies, Napier, Richelieu and Judith Jack. We have registered or applied for registration for these and other trademarks for use on a variety of items of apparel, footwear, accessories and/or related products and, in some cases, for retail store services, in the United States and certain other countries. The expiration dates of the United States trademark registrations for our material registered trademarks are as follows, with our other registered foreign and domestic trademarks expiring at various dates through 2020, all of which are subject to renewal if, in the case of domestic and certain foreign registrations, the marks are still in use for the goods and services covered by such registrations.

Trademark	Expires	Trademark	Expires	Trademark	Expires
Jones New York	2006	Jones New York Sport	2004	Norton McNaughton	2004
Rena Rowan	2005	Evan-Picone	2003	Maggie McNaughton	2003
Nine West	2003	Enzo Angiolini	2005	Norton Studio	2007
Easy Spirit	2007	Bandolino	2011	Erika	2004
Napier	2009	Judith Jack	2002	Energie	2008

    We carefully monitor trademark expiration dates to ensure uninterrupted registration of our material trademarks. We also license the Lauren by Ralph Lauren, Ralph by Ralph Lauren, Polo Jeans Company by Ralph Lauren, Polo Ralph Lauren, Capezio, Givenchy and Tommy Hilfiger trademarks (see "Licensed Brands" above).

    We also hold numerous patents and have several patent applications pending in the United States Patent and Trademark Office and in certain other countries. We regard our trademarks and other proprietary rights as valuable assets which are critical in the marketing of our products. We vigorously protect our trademarks and patents against infringement.

Imports and Import Restrictions

    Our transactions with our foreign manufacturers and suppliers are subject to the risks of doing business abroad. Imports into the United States are affected by, among other things, the cost of transportation and the imposition of import duties and restrictions. The United States, China, Brazil and other countries in which our products are be manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duty or tariff levels, which could affect our operations and our ability to import products at current or increased levels. We cannot predict the likelihood or frequency of any such events occurring.

    Our import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries, including Hong Kong, Taiwan and Korea. These agreements impose quotas on the amount and type of goods which can be imported into the United States from these countries. Such agreements also allow the United States to impose, at any time, restraints on the importation of categories of merchandise that, under the terms of the agreements, are not subject to specified limits. Our imported products are also subject to United States customs duties and, in the ordinary course of business, we are from time to time subject to claims by the United States Customs Service for duties and other charges.

    We monitor duty, tariff and quota-related developments and continually seek to minimize our potential exposure to quota-related risks through, among other measures, geographical diversification of our manufacturing sources, the maintenance of overseas offices, allocation of overseas production to merchandise categories where more quota is available and shifts of production among countries and manufacturers.

    Because our foreign manufacturers are located at greater geographic distances from us than our domestic manufacturers, we are generally required to allow greater lead time for foreign orders, which reduces our manufacturing flexibility. Foreign imports are also affected by the high cost of transportation into the United States.

    In addition to the factors outlined above, our future import operations may be adversely affected by political instability resulting in the disruption of trade from exporting countries, any significant fluctuation in the value of the dollar against foreign currencies and restrictions on the transfer of funds.

Backlog

    On December 31, 2001, we had unfilled customer orders of approximately $1.2 billion, compared to approximately $1.0 billion of such orders at December 31, 2000. These amounts include both confirmed and unconfirmed orders which we believe, based on industry practice and past experience, will be confirmed. The amount of unfilled orders at a particular time is affected by a number of factors, including the mix of product, the timing of the receipt and processing of customer orders and scheduling of the manufacture and shipping of the product, which in some instances is dependent on the desires of the customer. Backlog is also affected by a continuing trend among customers to reduce the lead time on their orders. Due to these factors, as well as the acquisitions of Judith Jack and McNaughton during 2001, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Competition

    Competition is intense in the sectors of the apparel, footwear and accessory industries in which we participate. We compete with many other manufacturers and retailers, some of which are larger and have greater resources than us.

    We compete primarily on the basis of fashion, price and quality. We believe our competitive advantages include our ability to anticipate and respond quickly to changing consumer demands, our brand names and range of products and our ability to operate within the industries' production and delivery constraints. Furthermore, our established brand names and relationships with retailers have resulted in a loyal following of customers.

    We consider the risk of formidable new competitors to be minimal due to barriers to entry, such as significant startup costs and the long-term nature of supplier and customer relations. We believe that, during the past few years, major department stores and specialty retailers have been increasingly sourcing products from suppliers who are well capitalized or have established reputations for delivering quality merchandise in a timely manner. However, there can be no assurance that significant new competitors will not develop in the future.

Employees

    At December 31, 2001, we had approximately 12,175 full-time employees. This total includes approximately 6,885 in quality control, production, design and distribution positions, approximately 2,155 in administrative, sales, clerical and office positions and approximately 3,135 in our retail stores. We also employ approximately 4,515 part-time employees, of which approximately 3,960 work in our retail stores.

    Approximately 230 of our employees located in Bristol, Pennsylvania are members of the Teamsters Union, which has a collective bargaining agreement with us expiring in March 2006. Approximately 90 of our employees located in Vaughan, Ontario are members of the Laundry and Linen Drivers and Industrial Workers Union, which has a collective bargaining agreement with us expiring in March 2003. Approximately 1,415 of our employees located in Mexico are members of an affiliate of the Cofederacion de Trabajadores Mexicanos, which has a collective bargaining agreement expiring on January 1, 2003. We consider our relations with our employees to be satisfactory.

ITEM 2. PROPERTIES

    The general location, use and approximate size of our principal properties are set forth below:

Location	Owned/Leased	Use	Approximate Area in Square Feet
Bristol, Pennsylvania	leased	Headquarters and distribution warehouse	463,000
Bristol, Pennsylvania	leased	Administrative and computer services	112,000
New York, New York	leased	Administrative, executive and sales offices	523,000
Vaughan, Canada	leased	Canadian headquarters and distribution warehouse	125,000
Lawrenceburg, Tennessee	leased	Distribution warehouses	1,199,000
South Hill, Virginia	owned	Distribution warehouses	534,000
Rural Hall, North Carolina	leased	Materials and distribution warehouse	447,000
El Paso, Texas	owned	Administrative, warehouse and preproduction facility	165,000
El Paso, Texas	owned	Distribution warehouses	111,000
El Paso, Texas	leased	Distribution warehouses	898,000
El Paso, Texas	leased	Distribution warehouses	120,000
Ciudad Juarez, Mexico	owned	Production	67,000
Durango, Mexico	owned	Finishing, assembly and warehouse facilities	583,000
White Plains, New York	leased	Administrative and computer services	366,000
West Deptford, New Jersey	leased	Distribution warehouses	832,000
East Providence, Rhode Island	leased	Distribution warehouses, product development and administrative	241,000
Goose Creek, South Carolina	leased	Distribution warehouses	600,000
Teterboro, New Jersey	leased	Administrative offices and distribution warehouse	220,000
Rutherford, New Jersey	leased	Distribution warehouses	130,000
Edison, New Jersey	leased	Administrative offices and distribution warehouse	101,000

    We sublease approximately 200,000 square feet of our White Plains facilities to an independent company. We own a 105,000 square foot closed factory in Meriden, Connecticut, and a 150,000 square foot finishing facility in El Paso, Texas, both of which we intend to sell. Our joint venture company leases office and distribution facilities in Australia.

    Our retail stores are leased pursuant to long-term leases, typically five to seven years for apparel and footwear outlet stores and ten years for footwear and accessories and apparel specialty stores. Certain leases allow us to terminate our obligations after a predetermined period (generally one to three years) in the event that a particular location does not achieve specified sales volume. Many leases include clauses that provide for contingent payments based on sales volumes, and many leases contain escalation clauses for increases in operating costs and real estate taxes.

    We believe that our existing facilities are well maintained, in good operating condition and that our existing and planned facilities will be adequate for our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

    We have been named as a defendant in various actions and proceedings, including actions brought by certain employees whose employment has been terminated arising from ordinary business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, it is our opinion that any such liability would not have a material adverse financial effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Price range of common stock:
2001
High	$41.09	$47.43	$42.22	$34.40
Low	$31.125	$34.05	$23.75	$24.30
2000
High	$31.875	$32.5625	$29.1875	$35.00
Low	$20.125	$21.25	$22.0625	$23.3125

    Our common stock is traded on the New York Stock Exchange under the symbol "JNY." The above figures set forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the New York Stock Exchange Composite Tape. The last reported sale price per share of our common stock on March 21, 2002 was $35.08, and on that date there were 379 holders of record of our common stock. However, many shares are held in "street name;" therefore, the number of holders of record may not represent the actual number of shareholders. To date, we have not paid any cash dividends on shares of our common stock. We anticipate that all of our future earnings will be retained for our financial requirements and do not anticipate paying cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

    The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2001.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	17,603,446	$27.43	1,625,316
Equity compensation plans not approved by security holders	311,101	$17.52	--
Total	17,914,547	$27.26	1,625,316

    In connection with the acquisition of McNaughton, stock options held by McNaughton employees on the acquisition date were converted to fully-vested options to purchase our common stock under the same terms and conditions as the original grants. A portion of these options were originally granted pursuant to equity compensation plans not approved by McNaughton shareholders. No additional options, warrants or other equity rights will be granted under any McNaughton equity compensation plans. For further information, see "Stock Options and Restricted Stock" in Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

    The following financial information is qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Report. The selected consolidated financial information presented below is derived from our audited Consolidated Financial Statements for each of the five years in the period ended December 31, 2001. We completed our acquisitions of Sun, Nine West, Victoria, Judith Jack, and McNaughton at various dates within the five-year period and, accordingly, the results of their operations are included in our operating results from the respective dates of acquisition.

(All amounts in millions except net income per share data)

Year Ended December 31,	2001	2000	1999	1998	1997
Income Statement Data Net sales Licensing income (net)	$ 4,048.3 24.8	$ 4,120.5 22.2	$ 3,129.8 20.9	$ 1,669.4 15.8	$ 1,372.5 15.0
Total revenues	4,073.1	4,142.7	3,150.7	1,685.2	1,387.5
Cost of goods sold Purchase accounting adjustments to cost of goods sold(1)	2,552.7 17.7	2,433.4 3.1	1,876.9 84.6	1,098.3 2.4	940.2 -
Gross profit	1,502.7	1,706.2	1,189.2	584.5	447.3
Selling, general and administrative expenses Amortization of goodwill	978.6 44.2	1,064.7 36.9	788.7 22.3	320.0 2.7	250.7 -
Operating income Interest expense and financing costs Interest income	479.9 84.6 (4.5)	604.6 103.8 (2.3)	378.2 66.9 (3.3)	261.8 11.8 (1.8)	196.6 3.6 (1.6)
Income before provision for income taxes Provision for income taxes	399.8 163.6	503.1 201.2	314.6 126.2	251.8 96.9	194.6 72.9
Net income	$ 236.2	$ 301.9	$ 188.4	$ 154.9	$ 121.7
Per Share Data (2) Net income per share Basic Diluted Dividends paid per share	$1.92 $1.82 -	$2.54 $2.48 -	$1.65 $1.60 -	$1.52 $1.47 -	$1.17 $1.13 -
Weighted average common shares outstanding Basic Diluted	123.2 133.7	119.0 121.9	114.1 118.0	101.6 105.1	103.8 107.8
December 31,	2001	2000	1999	1998	1997
Balance Sheet Data Working capital	$ 762.8	$ 294.9	$ 469.2	$ 457.9	$ 330.6
Total assets	3,373.5	2,979.2	2,792.0	1,188.7	580.8
Short-term debt and current portion of long-term debt and capital lease obligations	7.7	499.8	266.9	6.5	4.2
Long-term debt, including capital lease obligations	976.6	576.2	834.2	414.6	27.3
Stockholders' equity	1,905.4	1,477.2	1,241.0	594.4	435.6

(1) Reflects an increase in cost of goods sold attributable to the fair value of inventory over cost, recorded as a result of acquisitions as required by the purchase method of accounting.

(2) All share and per share amounts have been restated to retroactively reflect a 2-for-1 stock split in 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

    The following discussion provides information and analysis of our results of operations from 1999 through 2001, and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

    Several of our accounting policies involve significant judgements and uncertainties. The policies with the greatest potential effect on our results of operations and financial position include the estimated collectibility of accounts receivable and the recovery value of obsolete or overstocked inventory. For accounts receivable, we estimate the net collectibility considering both historical and anticipated trends of trade discounts and co-op advertising deductions taken by our customers, allowances we provide to our retail customers to effectively flow goods through the retail channels, and the possibility of non-collection due to the financial position of our customers. For inventory, we estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods to the recovery value expected to be realized through off-price channels. If we incorrectly anticipate these trends or unexpected events occur (such as those of September 11, 2001), our results of operations could be materially affected.

    We operate in three reportable segments: wholesale apparel, wholesale footwear and accessories, and retail.

    We completed our acquisitions of Nine West on June 15, 1999, Victoria on July 31, 2000, Judith Jack on April 26, 2001 and McNaughton on June 19, 2001. The results of operations of the acquired companies are included in our operating results from the respective dates of acquisition. Accordingly, the financial position and results of operations presented and discussed herein are not directly comparable between years. Nine West operates in both the wholesale footwear and accessories and the retail segments, Victoria and Judith Jack operate primarily in the wholesale footwear and accessories segment, and McNaughton operates in the wholesale apparel segment.

    We believe that we have achieved our growth in recent years by enhancing the brand equity of our labels through our focus on design, quality and value, and through strategic acquisitions which provide significant diversification to the business by successfully adding new labels and product lines (such as the Nine West, Napier, Judith Jack, Norton McNaughton, Energie and Erika brands). Through this diversification, we have evolved into a multidimensional resource in apparel, footwear and accessories. We have leveraged the strength of our brands to increase both the number of locations and amount of selling space in which our products are offered, to introduce new product extensions such as the Nine West and Nine & Company apparel and Jones New York accessory labels, and to reposition the Bandolino and Evan-Picone labels to the moderate market segment. We believe we have also benefitted from a trend among our major retail accounts to concentrate their women's apparel, footwear and accessories buying among a narrowing group of vendors.

    We have substantially restructured our businesses at Nine West, including the sale of Nine West's Asian and United Kingdom operations in August 2000 and January 2001, respectively, and the closing of underperforming domestic retail stores, remote distribution and administrative centers and several domestic manufacturing operations. Several Nine West footwear brands, including Selby and Pappagallo, were discontinued until alternative distribution channels can be established or sales of these brands can be effected. The licensed brand cK/Calvin Klein was also discontinued.

    The terrorist attacks of September 11, 2001 and subsequent increases in unemployment and reduced consumer spending have clearly had a negative impact on the United States economy. Retailers in those distribution channels to which we sell our products have responded to the general sense of economic uncertainty with order reductions and extremely aggressive promotional activity. As a result, we had the challenge of liquidating inventory above our normal plan, as well as working with our retail customers to flow inventories through the normal retail distribution channels. Accordingly, we recorded a pre-tax charge of $86.8 million (the "special charge") in the third fiscal quarter of 2001 to provide for the writedown of inventories and receivables. Of the charge, $61.7 million was to write down to net realizable value merchandise that we either own or are committed for and need to dispose of through off-price channels. The charge to receivables of $24.1 million was to record an incremental provision for customer allowances, which we anticipated we needed to provide to our retail customers in order to effectively flow goods through the retail channels. At December 31, 2001, $25.5 million of the write down of inventory (applicable to inventory either on-hand or in transit) and $1.5 million of the provision for customer allowances remained to be used.

Statements of Income Stated in Dollars and as a Percentage of Total Revenues
	2001		2001 Excluding Special Charge		2000		1999
Net sales Licensing income (net)	$ 4,048.3 24.8	99.4% 0.6%	$ 4,072.4 24.8	99.4% 0.6%	$ 4,120.5 22.2	99.5% 0.5%	$ 3,129.8 20.9	99.3% 0.7%
Total revenues Cost of goods sold	4,073.1 2,552.7	100.0% 62.7%	4,097.2 2,491.0	100.0% 60.8%	4,142.7 2,433.4	100.0% 58.7%	3,150.7 1,876.9	100.0% 59.6%
Gross profit before purchase accounting adjustments	1,520.4	37.3%	1,606.2	39.2%	1,709.3	41.3%	1,273.8	40.4%
Purchase accounting adjustments	17.7	0.4%	17.7	0.4%	3.1	0.1%	84.6	2.7%
Gross profit	1,502.7	36.9%	1,588.5	38.8%	1,706.2	41.2%	1,189.2	37.7%
Selling, general and administrative expenses	978.6	24.0%	977.6	23.9%	1,064.7	25.7%	788.7	25.0%
Amortization of goodwill	44.2	1.1%	44.2	1.1%	36.9	0.9%	22.3	0.7%
Operating income	479.9	11.8%	566.7	13.8%	604.6	14.6%	378.2	12.0%
Interest expense and financing costs Interest income	84.6 (4.5)	2.1% (0.1%)	84.6 (4.5)	2.1% (0.1%)	103.8 (2.3)	2.5% (0.1%)	66.9 (3.3)	2.1% (0.1%)
Income before provision for income taxes	399.8	9.8%	486.6	11.9%	503.1	12.1%	314.6	10.0%
Provision for income taxes	163.6	4.0%	196.1	4.8%	201.2	4.9%	126.2	4.0%
Net income	$ 236.2	5.8%	$ 290.5	7.1%	$ 301.9	7.3%	$ 188.4	6.0%

Percentage totals may not agree due to rounding.

Results of Operations
2001 Compared to 2000

    Revenues. Total revenues for 2001 decreased 1.7%, or $69.6 million, to $4.07 billion, compared to $4.14 billion for 2000. Excluding the special charge, total revenues for 2001 decreased 1.1%, or $45.5 million. Revenue growth from the net sales of product lines added as a result of the Judith Jack and McNaughton acquisitions were offset by the effects of the restructuring of the Nine West business mentioned above.

    Revenues by segment were as follows:

	Total Revenues				Total Revenues From Continuing Businesses Only

(In millions)	2001	2000	Increase/ (Decrease)	Percent Change	2001	2000	Increase/ (Decrease)	Percent Change
Wholesale apparel	$2,369.1	$2,168.0	$201.1	9.3%	$2,369.1	$2,168.0	$201.1	9.3%
Wholesale footwear and accessories	967.5	940.0	27.5	2.9%	967.3	894.7	72.6	8.1%
Retail	711.7	1,012.5	(300.8)	(29.7%)	695.5	734.1	(38.6)	(5.3%)
Other	24.8	22.2	2.6	11.7%	24.8	22.2	2.6	11.7%
Total revenues	$4,073.1	$4,142.7	($69.6)	(1.7%)	$4,056.7	$3,819.0	$237.7	6.2%

Excluding Special Charge:
Wholesale apparel	$2,381.7	$2,168.0	$213.7	9.9%	$2,381.7	$2,168.0	$213.7	9.9%
Wholesale footwear and accessories	979.0	940.0	39.0	4.1%	978.8	894.7	84.1	9.4%
Retail	711.7	1,012.5	(300.8)	(29.7%)	695.5	734.1	(38.6)	(5.3%)
Other	24.8	22.2	2.6	11.7%	24.8	22.2	2.6	11.7%
Total revenues	$4,097.2	$4,142.7	($45.5)	(1.1%)	$4,080.8	$3,819.0	$261.8	6.9%

    Wholesale apparel revenues increased primarily as a result of the product lines obtained from the McNaughton acquisition, which accounted for $237.6 million of the increase in segment revenues. Increased shipments of the Jones New York Collection, Jones New York Dress, and Jones Wear lines of product were offset by decreases in shipments of the Polo Jeans Company product line and Sun private-label products and a planned reduction in shipments of Ralph by Ralph Lauren, due to a decrease in the number of doors in which that product is offered. Wholesale apparel revenues for 2001 were negatively impacted by $12.6 million relating to the special charge.

    Wholesale footwear and accessories revenues increased primarily due to the effects of acquisitions, offset by an $11.5 million impact from the special charge and Nine West product lines that were discontinued. The product lines obtained as a result of the Judith Jack acquisition accounted for $15.0 million of the segment revenues. An additional $58.5 million of revenues is attributable to inclusion of the results of Victoria for all of 2001 but for only approximately five months during 2000.

    Retail revenues decreased primarily due to the divestiture of certain international operations and domestic store closings. Comparable store sales were down approximately 6.7% for footwear and accessories stores and 8.8% for apparel outlet stores as compared to 2000, which we believe is attributable to the generally challenging retail environment prevailing during 2001, which was magnified by the events of September 11, 2001.

    Gross Profit. The gross profit margin decreased to 36.9% in 2001 compared to 41.2% in 2000. Without the special charge and purchase accounting adjustments, the gross profit margins would have been 38.8% and 39.2%, respectively, for 2001 and 41.3% for 2000. Gross profit was also impacted by $17.7 million in 2001 and by $3.1 million in 2000 relating to adjustments required under purchase accounting to mark up acquired inventories to market value upon acquisition.

    Wholesale apparel gross profit margins, without the special charge and purchase accounting adjustments, were 35.3% for 2001, compared to 34.7% for 2000.

    Wholesale footwear and accessories gross profit margins, excluding the special charge and purchase accounting adjustments, were 34.7% for 2001 compared to 37.7% for 2000. The decrease is primarily due to more promotional activity in the department store channels and lower margins on excess merchandise disposed of during 2001.

    Excluding the special charge, retail gross profit margins were 52.7% for 2001 and 53.5% for 2000.

    Selling, general and administrative ("SG&A") expenses. SG&A expenses of $978.6 million in 2001 represented a decrease of $86.1 million from 2000. The change was primarily the result of a $141.4 million decrease in retail SG&A expenses, resulting from the restructuring of the Nine West business, offset by the acquisition of McNaughton, which added $41.5 million to wholesale SG&A expenses in 2001.

    Operating Income. The resulting operating income for 2001 of $479.9 million decreased 20.6%, or $124.7 million, from the $604.6 million for 2000. Without the special charge, the operating margin for 2001 would have been 13.8% compared to 14.6% for 2000, due to the factors discussed above.

    Net Interest Expense. Net interest expense was $80.1 million in 2001 compared to $101.5 million in 2000, resulting from lower average borrowings, lower interest rates and using the proceeds from zero coupon convertible senior debt securities issued in February 2001 to repay higher-rate borrowings under our credit facilities.

    Provision for Income Taxes. The effective income tax rate was 40.9% for 2001 compared to 40.0% for 2000. The increase was primarily due to the impact of nondeductible goodwill due to lower earnings during 2001 compared to 2000.

    Net Income. Net income of $236.2 million for 2001 represented a decrease of $65.7 million from 2000. Excluding the amortization of certain intangibles and goodwill that will end upon adoption of SFAS No.142 on January 1, 2002, net income for 2001 and 2000 would have been $289.9 million and $345.9 million, respectively ($2.23 and $2.84 per diluted share, respectively).

    Earnings Per Share. Diluted earnings per share for 2001 was $1.82 compared to $2.48 for 2000, on a 9.7% increase in shares outstanding. Without the effect of the special charge and purchase accounting adjustments to cost of sales, diluted earnings per share for 2001 and 2000 would have been $2.31 and $2.49, respectively.

2000 Compared to 1999

    We sold our Asian operations in August 2000 and our United Kingdom operations in January 2001. The Asian and United Kingdom operations provided $0.7 million and $165.7 million in revenues, respectively, during 2000, with losses on disposal in the amounts of $1.0 million and $12.1 million, respectively, recorded in the retail segment. Offsetting these losses was a gain on the sale of an unused Company trademark during 2000 for a gain of $10.5 million, which was recorded under "other" for segment reporting.

    Revenues. Total revenues for 2000 increased 31.5%, or $992.0 million, to $4.1 billion, compared to $3.2 billion for 1999. The revenue growth resulted primarily from the net sales of product lines added as a result of the Nine West and Victoria acquisitions ($790.4 million and $61.8 million of the increase, respectively). The breakdown of total revenues for both periods is as follows:

(In millions)	2000	1999	Increase	Percent Change

Wholesale apparel	$2,168.0	$1,994.7	$173.3	8.7%
Wholesale footwear and accessories	940.0	464.5	475.5	102.4%
Retail	1,012.5	670.6	341.9	51.0%
Other	22.2	20.9	1.3	6.2%
Total revenues	$4,142.7	$3,150.7	$992.0	31.5%

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

    SG&A Expenses. SG&A expenses of $1.1 billion in 2000 represented an increase of $0.3 billion over 1999, primarily the result of Nine West results being included for the full year 2000 compared to only approximately 29 weeks during 1999 ($259.8 million of the increase).

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

    Net Interest Expense. Net interest expense was $101.5 million in 2000 compared to $63.6 million in 1999, primarily as a result of the debt incurred to finance the Nine West and Victoria acquisitions and the repurchase of our common stock during 2000.

    Provision for Income Taxes. The effective income tax rate was 40.0% for 2000 compared to 40.1% for 1999.

    Net Income. Net income of $301.9 million for 2000 represented an increase of $113.5 million from 1999. Excluding the amortization of certain intangibles and goodwill that will end upon adoption of SFAS No.142 on January 1, 2002, net income for 2000 and 1999 would have been $345.9 million and $215.0 million, respectively ($2.84 and $1.82 per diluted share, respectively).

    Earnings Per Share. Diluted earnings per share for 2000 was $2.48 compared to $1.60 for 1999, on a 3.3% increase in shares outstanding. Without the effect of the purchase accounting adjustments to cost of sales, diluted earnings per share for 2000 and 1999 would have been $2.49 and $2.02, respectively.

Liquidity and Capital Resources

    Our principal capital requirements have been to fund acquisitions, working capital needs, capital expenditures and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations and expansion. As of December 31, 2001, total cash and cash equivalents were $76.5 million, an increase of $16.0 million from the $60.5 million reported as of December 31, 2000.

    Operating activities provided $562.4 million, $339.2 million and $247.8 million in 2001, 2000 and 1999, respectively. The change from 2000 to 2001 was primarily due to a decrease in accounts receivable in 2001 compared to an increase in 2000 and a smaller decrease in accrued expenses and other current liabilities in 2001 than in 2000. The change from 1999 to 2000 was primarily due to higher net income before depreciation and amortization, offset by a larger increase in accounts receivable, including a $67.0 million payment in the first quarter of 2000 to discontinue Nine West's five-year Receivables Facility (discussed below).

    Investing activities used $160.3 million in 2001, $134.7 million in 2000 and $506.4 million in 1999. The change from 2000 to 2001 was primarily due to the acquisitions of Judith Jack and McNaughton, while the decrease for 2000 from 1999 was primarily due to the acquisition of Nine West in 1999.

    Financing activities used $387.2 million of cash in 2001. In February 2001, we issued 20-year, zero coupon convertible senior debt securities. Net proceeds of the offering were $392.8 million. The securities carry a 3.5% yield to maturity with a face value of $805.6 million and are convertible into common stock at a conversion rate of 9.8105 shares per note. The proceeds were used to repay amounts then outstanding under our Senior Credit Facilities, repurchase $30.3 million of our outstanding 6.25% Senior Notes at par, and for general corporate purposes. The remaining $234.7 million of the 6.25% Senior Notes matured and were repaid in full on October 1, 2001. In addition, we redeemed all $0.5 million of Nine West's 5-1/2% Convertible Subordinated Notes Due 2003 (the "Nine West Convertible Notes") on December 1, 2001 at 100.92% of par. In connection with the McNaughton acquisition, we repurchased all $125.0 million of McNaughton's outstanding 12-1/2% Senior Notes due 2005, Series B. We also refinanced $146.9 million of assumed McNaughton debt and accrued interest using cash on hand and borrowings under our Senior Credit Facilities.

    During 2001, we realized $8.3 million in proceeds from terminating our existing interest rate swap agreements (see "Derivatives" in the Notes to Consolidated Financial Statements).

    Financing activities used $190.7 million of cash in 2000, primarily due to purchases of our common stock on the open market and the refinancing of $71.0 million of acquired Victoria debt.

    Financing activities provided $176.9 million of cash in 1999, primarily from the issuance of $400.0 million of senior notes as well as a $136.3 million increase in bank borrowings, offset by $356.9 million in payments related to the repurchase of a portion of Nine West's outstanding notes. In connection with the Nine West acquisition, we issued $175.0 million of 7.50% Senior Notes due 2004 and $225.0 million of 7.875% Senior Notes due 2006. In addition to financing the cash portion of the acquisition, the proceeds of these notes and the increase in bank borrowings were also used to repurchase $93.9 million of Nine West's 9% Series B Senior Subordinated Notes due 2007, $185.2 million of the Nine West Convertible Notes and $64.9 million of Nine West's 8.375% Series B Senior Notes due 2005 (the "Nine West Senior Notes"). We have assumed all obligations under the Nine West Senior Notes, of which $175.0 million remained outstanding on December 31, 2001.

    We repurchased $68.9 million, $121.9 million and $2.8 million of our common stock on the open market during 2001, 2000 and 1999, respectively. As of December 31, 2001, a total of $425.8 million has been expended under announced programs to acquire up to $500.0 million of such shares. We may authorize additional share repurchases in the future depending on, among other things, market conditions and our financial condition. Proceeds from the issuance of common stock to our employees exercising stock options amounted to $85.8 million, $27.6 million and $14.1 million in 2001, 2000 and 1999, respectively.

    The terms of the acquisition agreement for Victoria require us to pay the former Victoria shareholders additional consideration of $3.00 for each $1.00 of Victoria's earnings before interest and taxes (as defined in the merger agreement) for each of the 12-month periods ending June 30, 2001 through 2003 that exceeds certain targeted levels. On October 3, 2001, we paid $18.4 million in cash as additional consideration for the Victoria acquisition related to the earnings in the 12-month period ended June 30, 2001, which was recorded as additional goodwill during 2001. Any future additional consideration is to be paid 50% in cash and 50% in our common stock, the value of which will be determined by the prices at which our common stock trades in a defined period preceding delivery in each year.

    The terms of the acquisition agreement for Judith Jack require us to pay the seller additional cash consideration of $2.00 for each $1.00 of Judith Jack's earnings before interest and taxes (as defined in the asset purchase agreement) that exceeds certain targeted levels for the period from April 26, 2001 through December 31, 2001 and each of the 12-month periods ending December 31, 2002 and 2003. The calculation for 2001 has not been finalized; any resulting payments will be recorded as additional goodwill in 2002.

    During the first quarter of 2000, we terminated a five-year Receivables Facility (created in 1995 and amended in 1998) which permitted Nine West to obtain up to $132.0 million of funding based on the sale, without recourse, of eligible Nine West accounts receivable. This termination did not affect our liquidity.

    At December 31, 2001, we had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.55 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, include an $850.0 million 364-Day Revolving Credit Facility (increased from $750.0 million in June 2001) and a $700.0 million Five-Year Revolving Credit Facility. At December 31, 2001, $224.0 million was outstanding under the 364-Day Revolving Credit Facility (comprised entirely of outstanding letters of credit) and no amounts were outstanding under our Five-Year Revolving Credit Facility. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require us to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on our ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers, and pay dividends.

    In connection with the McNaughton acquisition, we assumed joint and several liability with McNaughton on a $100 million unsecured line of credit for the purpose of issuing letters of credit for McNaughton. As of December 31, 2001, $74.8 million was outstanding under this line of credit.

    At December 31, 2001, we also had a C$20.0 million unsecured line of credit in Canada, under which no amounts were outstanding, and C$15.0 million outstanding under a Canadian five-year non-revolving credit facility.

    During 2001, we entered into two short-term bond transactions relating to $296.9 million of U. S. Treasury Securities. The transactions were designed to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses (see "Short Term Bond Transactions" in Notes to Consolidated Financial Statements). We may enter into similar transactions in the future if we determine that market conditions are appropriate for generating the desired results from the transactions.

    The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of December 31, 2001, and is based on information appearing in the Notes to Consolidated Financial Statements (amounts in millions).

	2002	2003-2004	2005-2006	After 2006	Total
Long-term debt	$ 3.0	$ 181.0	$ 363.0	$ 416.8	$ 963.8
Operating leases	87.2	140.3	102.5	238.1	568.1
Capital lease obligations	6.7	11.3	8.1	16.6	42.7
Total contractual cash obligations	$ 96.9	$ 332.6	$ 473.6	$ 671.5	$ 1,574.6

    In addition to these obligations, our outstanding letters of credit (totaling $298.8 million at December 31, 2001) primarily represent inventory purchase commitments that typically mature in two to six months.

    We believe that funds generated by operations, proceeds from the issuance of notes, the Senior Credit Facilities and the McNaughton and Canadian lines of credit will provide the financial resources sufficient to meet our foreseeable working capital, letter of credit, contractual obligations, debt repayment, capital expenditure and stock repurchase requirements and any ongoing obligations to the former Victoria shareholders and the seller of Judith Jack.

New Accounting Standards

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which changes the accounting for goodwill and other intangible assets from an amortization method to an impairment-only approach. Under SFAS No. 142, amortization of our trademarks without determinable lives and our goodwill will cease beginning on January 1, 2002. Diluted earnings per share adjusted for the effects of SFAS No. 142 for 2001, 2000 and 1999 would have been $2.23, $2.84 and $1.82, respectively. As prescribed under SFAS No. 142, we are in the process of having our goodwill and trademarks tested for impairment. We do not anticipate any material impairment losses resulting from the adoption of SFAS No. 142.

    In November 2001, the FASB Emerging Issues Task Force released Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." The scope of Issue 01-9 includes vendor consideration to any purchasers of the vendor's products at any point along the distribution chain, regardless of whether the purchaser receiving the consideration is a direct customer of the vendor. Issue 01-9 is to be applied to annual or interim periods beginning after December 15, 2001. Our adoption, effective January 1, 2002, will require us to reclassify cooperative advertising expenses from a deduction against revenues to an SG&A expense. As a result, net sales, gross profit and SG&A expenses will all increase by $25.5 million, $26.9 million, and $22.6 million for 2001, 2000 and 1999, respectively.

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

Interest Rates

    Our primary interest rate exposures relate to our fixed and variable rate debt. The potential decrease in fair value of our fixed rate long-term debt instruments resulting from a hypothetical 10% adverse change in interest rates was approximately $88.1 million at December 31, 2001.

    The primary interest rate exposures on floating rate financing arrangements are with respect to United States and Canadian short-term rates. We had approximately $1.6 billion in variable rate financing arrangements at December 31, 2001. As of December 31, 2001, a hypothetical immediate 10% adverse change in interest rates, as they relate to the maximum available borrowings under our variable rate financial instruments, would have a $3.8 million unfavorable impact over a one-year period on our earnings and cash flows.

Foreign Currency Exchange Rates

    We are exposed to market risk related to changes in foreign currency exchange rates. We have assets and liabilities denominated in certain foreign currencies related to international subsidiaries. At December 31, 2001, we had outstanding foreign exchange contracts in Canada to purchase $14.0 million U.S. dollars through April 2002. We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. We are exposed to credit-related losses if the counterparty to the financial instruments fails to perform its obligations. However, we do not expect the counterparty, which presently has high credit ratings, to fail to meet its obligations.

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

    Our management maintains an effective system of internal control that is designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management's authorization. The system is continuously monitored by direct management review, the independent accountants and by internal auditors who conduct an extensive program of audits.

    Our consolidated financial statements have been audited by BDO Seidman, LLP, independent accountants. Their audits were conducted in accordance with auditing standards generally accepted in the United States, and included a review of financial controls and tests of accounting records and procedures as they considered necessary in the circumstances.

    The Audit Committee of the Board of Directors, which consists of independent, non-executive directors, meets regularly with management, the internal auditors and the independent accountants to review accounting, reporting, auditing and internal control matters. The committee has direct and private access to both internal and external auditors.

/s/ Sidney Kimmel Sidney Kimmel Chairman	/s/ Wesley R. Card Wesley R. Card Chief Operating and Financial Officer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Jones Apparel Group, Inc.

    We have audited the accompanying consolidated balance sheets of Jones Apparel Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Apparel Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
New York, New York
February 1, 2002
Except as to "Subsequent Event"
which is as of March 19, 2002

Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in millions except per share data)

December 31,	2001	2000
ASSETS CURRENT ASSETS: Cash and cash equivalents Accounts receivable, net of allowance for doubtful accounts of $11.7 and $12.4	$ 76.5 395.8	$ 60.5 398.0
Inventories Deferred taxes Prepaid expenses and other current assets	572.9 62.1 33.7	557.2 70.6 95.4
TOTAL CURRENT ASSETS PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization	1,141.0 242.5	1,181.7 222.5
GOODWILL, less accumulated amortization OTHER INTANGIBLES, at cost, less accumulated amortization OTHER ASSETS	1,368.4 533.3 88.3	1,086.8 371.6 116.6
	$ 3,373.5	$ 2,979.2

LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES: Short-term debt and current portion of long-term debt and capital lease obligations	$ 7.7	$ 499.8
Accounts payable Income taxes payable Accrued employee compensation Accrued expenses and other current liabilities	216.7 7.0 41.2 105.6	210.9 13.1 32.8 130.2
TOTAL CURRENT LIABILITIES	378.2	886.8
NONCURRENT LIABILITIES: Long-term debt Obligations under capital leases Deferred taxes Other	949.5 27.1 80.8 32.5	547.2 29.0 8.8 30.2
TOTAL NONCURRENT LIABILITIES	1,089.9	615.2
TOTAL LIABILITIES	1,468.1	1,502.0
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY: Preferred stock, $.01 par value - shares authorized 1.0; none issued Common stock, $.01 par value - shares authorized 200.0; issued 142.0 and 137.6	- 1.4	- 1.4
Additional paid-in capital Retained earnings Accumulated other comprehensive income	974.3 1,320.3 0.5	752.0 1,084.1 (2.4)
	2,296.5	1,835.1
Less treasury stock, 16.3 and 17.5 shares, at cost	(391.1)	(357.9)
TOTAL STOCKHOLDERS' EQUITY	1,905.4	1,477.2
	$ 3,373.5	$ 2,979.2
See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Income
(All amounts in millions except per share data)

Year Ended December 31,	2001	2000	1999
NET SALES LICENSING INCOME (NET)	$ 4,048.3 24.8	$ 4,120.5 22.2	$ 3,129.8 20.9
Total revenues COST OF GOODS SOLD	4,073.1 2,552.7	4,142.7 2,433.4	3,150.7 1,876.9
PURCHASE ACCOUNTING ADJUSTMENTS TO COST OF GOODS SOLD (1)	17.7	3.1	84.6
Gross profit	1,502.7	1,706.2	1,189.2
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AMORTIZATION OF GOODWILL	978.6 44.2	1,064.7 36.9	788.7 22.3
Operating income INTEREST EXPENSE AND FINANCING COSTS INTEREST INCOME	479.9 84.6 (4.5)	604.6 103.8 (2.3)	378.2 66.9 (3.3)
Income before provision for income taxes PROVISION FOR INCOME TAXES	399.8 163.6	503.1 201.2	314.6 126.2
NET INCOME	$ 236.2	$ 301.9	$ 188.4

EARNINGS PER SHARE Basic Diluted	$1.92 $1.82	$2.54 $2.48	$1.65 $1.60
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING Basic Diluted	123.2 133.7	119.0 121.9	114.1 118.0

(1) Reflects a non-cash increase in cost of goods sold attributable to the fair value of inventory over cost, recorded as a result of the acquisitions of McNaughton and Judith Jack in 2001, Victoria in 2000 and Nine West in 1999 as required by the purchase method of accounting.

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity
(All amounts in millions)

	Total stock- holders' equity	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comp- rehensive income	Treasury stock
BALANCE, JANUARY 1, 1999	$ 594.4	$ 1.2	$ 234.8	$ 593.8	$ (2.3)	$ (233.1)
YEAR ENDED DECEMBER 31, 1999: Comprehensive income: Net income Foreign currency translation adjustments	188.4 2.6	- -	- -	188.4 -	- 2.6	- -
Total comprehensive income	191.0
  Amortization of deferred compensation in
    connection with employee stock options
  Stock issued relating to acquisition of
    Nine West
  Conversion of Nine West employee stock
    options
  Stock issued as additional consideration for
acquisition of Sun	0.1 417.1 4.6 14.3	- 0.2 - -	0.1 416.9 4.6 14.3	- - - -	- - - -	- - - -
Exercise of employee stock options Tax benefit derived from exercise of employee stock options Treasury stock acquired Other	14.1 8.4 (2.8) (0.2)	- - - -	14.1 8.4 - (0.2)	- - - -	- - - -	- - (2.8) -
BALANCE, DECEMBER 31, 1999	1,241.0	1.4	693.0	782.2	0.3	(235.9)
YEAR ENDED DECEMBER 31, 2000: Comprehensive income: Net income Foreign currency translation adjustments	301.9 (2.7)	- -	- -	301.9 -	- (2.7)	- -
Total comprehensive income	299.2
Amortization of deferred compensation in connection with employee stock options	1.1	-	1.1	-	-	-
Stock issued as additional consideration for acquisition of Sun	18.3	-	18.3	-	-	-
Exercise of employee stock options Tax benefit derived from exercise of employee stock options Treasury stock acquired	27.6 11.9 (121.9)	- - -	27.7 11.9 -	- - -	- - -	(0.1) - (121.9)
BALANCE, DECEMBER 31, 2000	1,477.2	1.4	752.0	1,084.1	(2.4)	(357.9)

YEAR ENDED DECEMBER 31, 2001:
  Comprehensive income:
    Net income
    Gain on termination of interest rate hedges
    Change in fair value of cash flow hedges
    Reclassification adjustment for hedge gains
      and losses included in net income
Foreign currency translation adjustments	236.2 5.0 0.1 (1.1) (1.1)	- - - - -	- - - - -	236.2 - - - -	- 5.0 0.1 (1.1) (1.1)	- - - - -
Total comprehensive income	239.1
Amortization of deferred compensation in connection with employee stock options and restricted stock	1.4	-	1.4	-	-	-
Treasury stock reissued relating to acquisition of McNaughton	109.3	-	73.6	-	-	35.7
Conversion of McNaughton employee stock options Exercise of stock options	34.2 85.8	- -	34.2 85.8	- -	- -	- -
Tax benefit derived from exercise of employee stock options Treasury stock acquired Other	27.4 (68.9) (0.1)	- - -	27.4 - (0.1)	- - -	- - -	- (68.9) -
BALANCE, DECEMBER 31, 2001	$ 1,905.4	$ 1.4	$ 974.3	$ 1,320.3	$ 0.5	$ (391.1)

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows
(All amounts in millions)

Year Ended December 31,	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES: Net income	$ 236.2	$ 301.9	$ 188.4

  Adjustments to reconcile net income to net cash provided
    by operating activities, net of acquisitions:
      Amortization of goodwill
      Amortization of original issue discount
      Depreciation and other amortization
      Provision for losses on trade receivables
      Deferred taxes
      Other

	44.2 13.0 74.7 3.3 24.9 (2.5)	36.9 - 72.4 - 64.1 5.4	22.3 - 53.1 5.4 40.8 0.1
Changes in operating assets and liabilities: Accounts receivable, including a $67.0 payment in 2000 to terminate Nine West's accounts receivable securitization program	85.1	(135.1)	(59.2)
Inventories Prepaid expenses and other current assets Other assets Accounts payable Taxes payable, net of prepaid and refundable income taxes	62.8 32.9 15.3 (14.4) 37.2	45.3 (2.2) (0.7) 3.9 58.0	84.5 33.7 (17.3) 44.9 (41.2)
Accrued expenses and other liabilities	(50.3)	(110.7)	(107.7)
Total adjustments	326.2	37.3	59.4
Net cash provided by operating activities	562.4	339.2	247.8

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired
  Capital expenditures
  Proceeds from sale of U. S. Treasury bonds
  Repurchase/collateral required for repurchase of U. S. Treasury bonds
  Additional consideration paid for acquisition of Sun
  Additional consideration paid for acquisition of Victoria
  Acquisition of intangibles
  Proceeds from sale of Nine West United Kingdom operations
  Repayments from (loans to) officers
Other	(134.0) (56.4) 321.6 (318.5) (1.0) (18.4) (1.0) 28.0 18.0 1.4	(29.1) (46.8) - - (26.6) - (2.0) - (20.0) (10.2)	(436.2) (29.7) - - (20.1) - (29.6) - - 9.2
Net cash used in investing activities	(160.3)	(134.7)	(506.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Senior Notes, net of discount and debt issuance costs
  Repurchase of Nine West Senior Notes
  Premiums paid on repurchase of Nine West Senior Notes
  Repurchase/redemption at maturity of 6.25% Senior Notes
  Repurchase of McNaughton Senior Notes
  Premiums paid on repurchase of McNaughton Senior Notes
  Refinancing of acquired long-term debt
  Net borrowings (repayments) under long-term credit facilities
  Purchases of treasury stock
  Proceeds from exercise of stock options
  Proceeds from termination of interest rate swaps
  Principal payments on capital leases
Other	392.8 (0.5) - (265.0) (125.0) (35.2) (146.9) (227.0) (68.9) 85.8 8.3 (5.6) -	- - - - - - (71.0) (20.9) (121.9) 27.6 - (4.5) -	390.8 (344.0) (12.9) - - - - 136.3 (2.8) 14.1 - (4.4) (0.2)
Net cash (used in) provided by financing activities	(387.2)	(190.7)	176.9
EFFECT OF EXCHANGE RATES ON CASH	1.1	(0.3)	(0.3)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16.0	13.5	(82.0)
CASH AND CASH EQUIVALENTS, BEGINNING	60.5	47.0	129.0
CASH AND CASH EQUIVALENTS, ENDING	$ 76.5	$ 60.5	$ 47.0

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements

SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation
    The consolidated financial statements include the accounts of Jones Apparel Group, Inc. and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

    We design, contract for the manufacture of, manufacture and market a broad range of women's collection sportswear, suits and dresses, casual sportswear and jeanswear for men, women and children, and women's shoes and accessories. We sell our products through a broad array of distribution channels, including better specialty and department stores and mass merchandisers. We also operate our own network of retail and factory outlet stores. In addition, we license the use of several of our brand names to select manufacturers of women's and men's apparel and accessories.

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

Credit Risk
    Financial instruments which potentially subject us to concentration of credit risk consist principally of temporary cash investments and accounts receivable. We place our cash and cash equivalents in investment-grade, short-term debt instruments with high quality financial institutions and the U.S. Government and, by policy, limit the amount of credit exposure in any one financial instrument. We perform ongoing credit evaluations of our customers' financial condition and, generally, require no collateral from our customers. The allowance for non-collection of accounts receivable is based upon the expected collectibility of all accounts receivable.

Derivative Financial Instruments
    Our primary objectives for holding derivative financial instruments have historically been to manage foreign currency and interest rate risks. We do not use financial instruments for trading or other speculative purposes. We currently use foreign currency-based derivatives to hedge both the fair value of recognized assets or liabilities (a "fair value" hedge) and the variability of anticipated cash flows of a forecasted transaction (a "cash flow" hedge). Fair value hedges are entered into in order to hedge the fair value of recognized assets or liabilities denominated in non-functional currencies. Cash flow hedges are entered into in order to hedge forecasted inventory purchases and royalty payments that are denominated in non-functional currencies. The terms of these derivative instruments are generally less than 12 months.

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

Accounts Receivable
    Accounts receivable are reported at amounts we expect to be collected, net of trade discounts and deductions for co-op advertising normally taken by our customers, allowances we provide to our retail customers to effectively flow goods through the retail channels, an allowance for non-collection due to the financial position of our customers, and an allowance for estimated sales returns.

Inventories
    Inventories are valued at the lower of cost or market. Approximately 83% and 79% of inventories were determined by using the FIFO (first in, first out) method of valuation as of December 31, 2001 and 2000, respectively; the remainder were determined by the weighted average cost and retail methods. We make provisions for obsolete or slow moving inventories as necessary to properly reflect inventory value.

Property, Plant, Equipment and Depreciation
    Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets ranging from three to 31-1/2 years.

Leased Property Under Capital Leases
    Property under capital leases is amortized over the lives of the respective leases or the estimated useful lives of the assets.

Goodwill
    Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. Goodwill recorded in connection with acquisitions has been amortized using the straight-line method over 30 years through December 31, 2001. SFAS No. 142, "Goodwill and Other Intangible Assets," changes the accounting for goodwill from an amortization method to an impairment-only approach and, accordingly, amortization of our goodwill will cease beginning on January 1, 2002.

Other Intangibles
    Other intangibles, which include trademarks and license agreements, are amortized on a straight-line basis over the estimated useful lives of the assets. SFAS No. 142 changes the accounting for intangible assets without determinable lives from an amortization method to an impairment-only and, accordingly, amortization of our trademarks without determinable lives will cease beginning on January 1, 2002.

Foreign Currency Translation
    The financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period. Gains and losses resulting from translation are accumulated in a separate component of stockholders' equity. Where the local currency of a foreign subsidiary is not its functional currency, financial statements are translated at either current or historical exchange rates, as appropriate. These adjustments, along with gains and losses on currency transactions, are reflected in the consolidated statements of income.

Defined Benefit Plans
    Our funding policy is to make the minimum annual contributions required by applicable regulations.

Treasury Stock
    Treasury stock is recorded at net acquisition cost. Gains and losses on disposition are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

Revenue Recognition
    Wholesale apparel and footwear and accessories sales are recognized either when products are shipped or, in certain situations, upon acceptance by the customer. Retail sales are recorded at the time of register receipt. Allowances for estimated returns are provided when sales are recorded.

Shipping and Handling Costs
    Shipping and handling costs billed to customers are recorded as revenue. The costs associated with shipping goods to customers are recorded as a cost of sales.

Advertising Expense
    We record national advertising campaign costs as an expense when the advertising takes place. Advertising costs associated with our cooperative advertising programs are accrued as the related revenues are recognized. Advertising expense was $54.7 million, $50.2 million and $37.5 million in 2001, 2000 and 1999, respectively.

Income Taxes
    We use the asset and liability method of accounting for income taxes. Current tax assets and liabilities are recognized for the estimated Federal, foreign, state and local income taxes payable or refundable on the tax returns for the current year. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred income tax provisions are based on the changes to the respective assets and liabilities from period to period.

Stock Options and Restricted Stock
    We use the intrinsic value method of accounting for employee stock options as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount the employee must pay to acquire the stock. The compensation cost is recognized over the vesting period of the options.

    Compensation cost for restricted stock is measured as the excess, if any, of the quoted market price of our stock at the date the common stock is issued over the amount the employee must pay to acquire the stock. The compensation cost is recognized over the period between the issue date and the date any restrictions lapse.

Earnings per Share
    Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and the conversion of any convertible bonds. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options outstanding were exercised and all convertible bonds have been converted into common stock.

    The following options to purchase shares of common stock were outstanding during a portion of each year but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares and, therefore, would be antidilutive.

	2001	2000	1999
Number of options (in millions) Weighted-average exercise price	2.4 $39.35	5.8 $31.51	3.3 $37.60

Long-Lived Assets
    We review certain long-lived assets and identifiable intangibles (including goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In that regard, we assess the recoverability of such assets based upon estimated non-discounted cash flow forecasts. If an asset impairment is identified, the asset is written down to fair value based on discounted cash flow or other fair value measures.

Cash Equivalents
    We consider all highly liquid short-term investments to be cash equivalents.

Presentation of Prior Year Data
    Certain reclassifications have been made to conform prior year data with the current presentation.

New Accounting Standards
    In October 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which changes the accounting for goodwill and other intangible assets from an amortization method to an impairment-only approach. Under SFAS No. 142, amortization of our trademarks without determinable lives and our goodwill will cease beginning on January 1, 2002. Diluted earnings per share adjusted for the effects of SFAS No. 142 for 2001, 2000 and 1999 would have been $2.23, $2.84 and $1.82, respectively. As prescribed under SFAS No. 142, we are in the process of having our goodwill and trademarks tested for impairment. We do not anticipate any material impairment losses resulting from the adoption of SFAS No. 142.

    In November 2001, the FASB Emerging Issues Task Force released Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." The scope of Issue 01-9 includes vendor consideration to any purchasers of the vendor's products at any point along the distribution chain, regardless of whether the purchaser receiving the consideration is a direct customer of the vendor. Issue 01-9 is to be applied to annual or interim periods beginning after December 15, 2001. Our adoption, effective January 1, 2002, will require us to reclassify cooperative advertising expenses from a deduction against revenues to an SG&A expense. As a result, net sales, gross profit and SG&A expenses will all increase by $25.5 million, $26.9 million, and $22.6 million for 2001, 2000 and 1999, respectively.

ACQUISITIONS

    On June 19, 2001, we acquired 100% of the common stock of McNaughton in a merger transaction. McNaughton designs, contracts for the manufacture of and markets a broad line of branded moderately-priced women's and juniors' career and casual clothing. We purchased all of the outstanding shares of McNaughton for a total purchase price of $117.5 million in cash and approximately 3.0 million shares of common stock, valued for financial reporting purposes at $36.55 per share (the average closing price for the period from two business days before to two business days after April 16, 2001, the date the definitive Agreement and Plan of Merger was signed). In addition, we assumed $271.8 million of McNaughton's outstanding debt, all of which has been refinanced.

    The acquisition has been accounted for under the purchase method of accounting for business combinations. Accordingly, the consolidated financial statements include the results of operations of McNaughton from the acquisition date. The purchase price was allocated to McNaughton's assets and liabilities, tangible and intangible (as determined by an independent appraiser), with the excess of the purchase price over the fair value of the net assets acquired of approximately $303.5 million being amortized on a straight-line basis over 30 years. The excess purchase price over the underlying net assets was allocated to goodwill and property based on preliminary estimates of fair value and is subject to further adjustments.

    On April 26, 2001, we acquired substantially all of the assets of Judith Jack. Judith Jack is a manufacturer and distributor of women's jewelry and accessories, including marcasite and sterling silver products. The total purchase price was $22.0 million in cash.

    The acquisition has been accounted for under the purchase method of accounting for business combinations. Accordingly, the consolidated financial statements include the results of operations of Judith Jack from the acquisition date. The purchase price was allocated to the acquired assets and liabilities, tangible and intangible, with the excess of the purchase price over the fair value of the net assets acquired of approximately $11.1 million being amortized on a straight-line basis over 30 years. The excess purchase price over the fair market value of the underlying net assets was allocated to goodwill and property based on preliminary estimates of fair values and is subject to further adjustments.

    On July 31, 2000, we purchased 100% of the outstanding securities of Victoria. Victoria is a leading designer and marketer of branded and private label costume jewelry. The total purchase price was $17.5 million in cash (of which $2.0 million was paid in February 2002). In addition, we assumed $77.0 million of

Victoria's funded debt and accrued interest, which we refinanced through our existing credit facilities. In addition, the former stockholders of Victoria are entitled to receive future payments in the form of cash and shares of our common stock if certain earnings targets are met in 2001, 2002 and 2003. During 2001, we paid $18.4 million in cash to the former Victoria stockholders, which was recorded as additional goodwill relating to the acquisition.

    The acquisition has been accounted for under the purchase method of accounting for business combinations. Accordingly, the consolidated financial statements include the results of operations of Victoria from the acquisition date. The purchase price was allocated to Victoria's assets and liabilities, tangible and intangible (as determined by an independent appraiser), with the excess of the purchase price over the fair value of the net assets acquired of approximately $58.7 million being amortized on a straight-line basis over 30 years.

    On June 15, 1999, we acquired Nine West, a leading designer, developer and marketer of women's footwear and accessories. We purchased all the outstanding shares of Nine West's common stock for a total purchase price of $466.1 million in cash and approximately 17.1 million shares of common stock, valued for financial reporting purposes at $24.35 per share (the average closing price for the week containing March 1, 1999, the date the definitive Agreement and Plan of Merger was signed). In addition, we assumed $493.7 million of Nine West's outstanding debt, a portion of which has been refinanced.

    The acquisition has been accounted for under the purchase method of accounting for business combinations. Accordingly, the consolidated financial statements include the results of operations of Nine West from the acquisition date. The purchase price was allocated to Nine West's assets and liabilities, tangible and intangible (as determined by an independent appraiser), with the excess of the purchase price over the fair value of the net assets acquired of approximately $704.2 million being amortized on a straight-line basis over 30 years.

    The following unaudited pro forma information presents a summary of our consolidated results of operations as if the Victoria, Judith Jack and McNaughton acquisitions and their related financing had taken place on January 1, 2000. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2000, or which may result in the future.

Year Ended December 31,	2001	2000
Total revenues (in millions) Net income (in millions) Basic earnings per common share Diluted earnings per common share	$4,363.3 $257.9 $2.07 $1.97	$4,712.2 $312.3 $2.56 $2.50

INVENTORIES

    Inventories are summarized as follows:

December 31,	2001	2000
(In Millions) Raw materials Work in process Finished goods	$ 22.2 31.4 519.3	$ 30.0 52.7 474.5
	$ 572.9	$ 557.2

ACCRUED RESTRUCTURING COSTS

    In connection with the acquisitions of Nine West, Sun, Judith Jack, and McNaughton we assessed and formulated plans to restructure certain operations of each company. These plans involved the closure of manufacturing facilities, certain offices, foreign subsidiaries, and selected domestic and international retail locations. The objectives of the plans were to eliminate unprofitable or marginally profitable lines of business and reduce overhead expenses. The accrual of these costs and liabilities, which are included in accrued expenses and other current liabilities, is as follows:

(In millions)	Balance at December 31, 2000	Additions (Reversals)	Payments and Reductions	Balance at December 31, 2001
Severance and other employee costs Closing of retail stores and consolidation of facilities Other	$ 7.6 17.7 4.2	$ 9.1 (9.0) 0.9	$ 5.5 4.5 5.1	$ 11.2 4.2 -
Total	$29.5	$ 1.0	$ 15.1	$ 15.4

    Estimated severance payments and other employee costs of $11.2 million accrued at December 31, 2001 relate to the remaining estimated severance for approximately 240 employees at locations to be closed. Employee groups affected (totaling an estimated 3,870 employees) include accounting, administrative, customer service, manufacturing, production, warehouse and management personnel at locations closed or to be closed and duplicate corporate headquarters management and administrative personnel. During 2001, $5.5 million of the reserve was utilized (relating to severance and related costs for approximately 225 employees).

    The $4.2 million accrued at December 31, 2001 for the consolidation of facilities relates primarily to expected costs to be incurred, including lease obligations, for closing certain acquired facilities in connection with consolidating their operations into our other existing facilities.

    The net addition of $1.0 million was recorded as an increase to goodwill. Our plans have not been finalized in all areas, and additional restructuring costs may result as we continue to evaluate and assess the impact of duplicate responsibilities, warehouses and office locations. Any additional costs relating to Judith Jack identified before April 26, 2002 and McNaughton identified before June 19, 2002 will be recorded as additional goodwill; after that date, additional costs will be charged to operations in the period in which they occur. Any additional costs relating to Nine West or Sun will be charged to operations in the period in which they occur.

PROPERTY, PLANT AND EQUIPMENT

    Major classes of property, plant and equipment are as follows:

December 31,	2001	2000
(In millions) Land and buildings Leasehold improvements Machinery and equipment Furniture and fixtures Construction in progress	$ 90.2 139.0 191.8 55.5 12.1	$ 81.6 116.3 151.2 64.9 14.4
Less: accumulated depreciation and amortization	488.6 246.1	428.4 205.9
	$ 242.5	$ 222.5

    Depreciation and amortization expense relating to property, plant and equipment was $48.5 million, $51.1 million and $38.0 million in 2001, 2000 and 1999, respectively.

    Included in property, plant and equipment are the following capitalized leases:

December 31,	2001	2000
(In millions) Buildings Machinery and equipment	$ 48.6 8.1	$ 48.6 4.7
Less: accumulated amortization	56.7 17.8	53.3 13.1
	$ 38.9	$ 40.2

OTHER INTANGIBLE ASSETS

    Other intangible assets consist of the following:

December 31,	2001	2000	Useful lives (years)
(In millions) Trademarks License agreements Other	$ 541.4 44.3 2.9	$ 358.1 44.9 2.9	8 to 30 5-1/2 to 19 5
Less: accumulated amortization	588.6 55.3	405.9 34.3
	$ 533.3	$ 371.6

DERIVATIVES

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," subsequently amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (as amended, hereinafter referred to as "SFAS 133"), which we adopted effective January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments. Specifically, SFAS 133 requires us to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

    During 2001, no material amounts were reclassified from other comprehensive income to earnings relating to cash flow hedges. If foreign currency exchange rates do not change from their December 31, 2001 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months also will not be material. The actual amounts that will be reclassified to earnings over the next 12 months could vary, however, as a result of changes in market conditions.

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

FINANCIAL INSTRUMENTS

    As a result of our global operating and financing activities, we are exposed to changes in interest rates and foreign currency exchange rates which may adversely affect results of operations and financial condition. In seeking to minimize the risks and/or costs associated with such activities, we manage exposure to changes in interest rates and foreign currency exchange rates through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The instruments eligible for utilization include forward, option and swap agreements. We do not use financial instruments for trading or other speculative purposes.

    At December 31, 2001 and 2000, the fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

December 31,	2001		2000
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term borrowings Long-term debt, including current portion Foreign currency exchange contracts Interest rate swaps	$ - 952.5 0.2 -	$ - 987.5 0.2 -	$ 228.3 813.7 - -	$ 228.3 772.5 - 5.1
	$ 952.7	$ 987.7	$ 1,042.0	$ 1,005.9

    Financial instruments expose us to counterparty credit risk for nonperformance and to market risk for changes in interest and currency rates. We manage exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties and procedures to monitor the amount of credit exposure. Our financial instrument counterparties are substantial investment or commercial banks with significant experience with such instruments. We also have procedures to monitor the impact of market risk on the fair value and costs of our financial instruments considering reasonably possible changes in interest and currency rates.

SIGNIFICANT CUSTOMERS

    A significant portion of our sales are to retailers throughout the United States and Canada. We have two significant customers in our wholesale apparel and wholesale footwear and accessories operating segments. Sales to department stores owned by The May Department Stores Company ("May") accounted for 16%, 14% and 14% of consolidated total revenues for the years ended December 31, 2001, 2000 and 1999, respectively. Sales to department stores owned by Federated Department Stores, Inc. ("Federated") accounted for15%, 14% and 14% of consolidated total revenues for the years ended December 31, 2001, 2000 and 1999, respectively. May and Federated accounted for approximately 26% of accounts receivable at December 31, 2001.

CREDIT FACILITIES

    At December 31, 2001, we had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.55 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for an $850.0 million 364-Day Revolving Credit Facility (increased from $750.0 million in June 2001) and a $700.0 million Five-Year Revolving Credit Facility. At December 31, 2001, $224.0 million in letters of credit was outstanding under the 364-Day Revolving Credit Facility and no amounts were outstanding under our Five-Year Revolving Credit Facility. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require us to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on our ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers, and pay dividends.

    We also assumed joint and several liability with McNaughton on a $100 million unsecured line of credit for the purpose of issuing letters of credit for McNaughton. As of December 31, 2001, $74.8 million was outstanding under this line of credit.

    We also have an unsecured foreign line of credit in Canada for C$20.0 million, under which no amounts were outstanding at December 31, 2001. The weighted-average interest rate of our credit facilities was 2.4% at December 31, 2001.

LONG-TERM DEBT

    Long-term debt consists of the following:

December 31,	2001	2000
(In millions) 3.50% Zero Coupon Convertible Senior Notes, due 2021, net of unamortized discount of $8.6	$ 406.9	$ -
6.25% Senior Notes due 2001, net of unamortized discount of $0.1	-	264.9
5.5% Convertible Subordinated Notes due 2003	-	0.5
7.50% Senior Notes due 2004, net of unamortized discount of $0.7 and $1.0	174.3	174.0
8.375% Series B Senior Notes due 2005, net of unamortized discount of $0.3 and $0.5	129.3	129.1
7.875% Senior Notes due 2006, net of unamortized discount of $1.4 and $1.7	223.6	223.3
9% Series B Senior Subordinated Notes due 2007	0.1	0.1
6.98% Industrial revenue bonds, final payment due 2007	8.9	10.4
Other debt	9.4	11.4
Less: current portion	952.5 3.0	813.7 266.5
	$ 949.5	$ 547.2

    Long-term debt maturities for each of the next five years are $3.0 million in 2002, $3.0 million in 2003, $178.0 million in 2004, $136.5 million in 2005 and $226.5 million in 2006. All of our notes contain certain covenants, including, among others, restrictions on liens, sale-leaseback transactions, and additional secured debt and all except the zero coupon convertible senior debt securities pay interest semiannually. The weighted-average interest rate of our long-term debt was 5.9% at December 31, 2001.

    In February 2001, we issued 20-year, zero coupon convertible senior debt securities. Net proceeds of the offering were $392.8 million. The securities carry a 3.5% yield to maturity with a face value of $805.6 million and are convertible into common stock at a conversion rate of 9.8105 shares per note. The proceeds were used to repay amounts then outstanding under our Senior Credit Facilities, repurchase a portion of our outstanding 6.25% Senior Notes at par, and for general corporate purposes. The securities may be redeemed for cash at any time on or after February 1, 2004 for a defined redemption price. The holders may require us to purchase their securities on the first day of February in 2004, 2009 and 2014 at defined purchase prices. We may choose to pay the purchase price in cash or in shares of our common stock valued at 95% of the average market price of our common stock for a defined period prior to the purchase date or in a combination of cash and our common stock.

OBLIGATIONS UNDER CAPITAL LEASES

    Obligations under capital leases consist of the following:

December 31,	2001	2000
(In millions) Warehouses, office facilities and equipment	$ 31.8	$ 34.0
Less: current portion	4.7	5.0
Obligations under capital leases - noncurrent	$ 27.1	$ 29.0

    We occupy warehouse and office facilities leased from the City of Lawrenceburg, Tennessee. Four ten-year net leases run until February 2004, July 2005, May 2006 and April 2007, respectively, and require minimum annual rent payments of $0.5 million, $0.5 million, $0.5 million, and $1.0 million, respectively, plus accrued interest. In connection with these leases, we guaranteed $25.0 million of Industrial Development Bonds issued in order to construct the facilities, $10.4 million of which remained unpaid as of December 31, 2001. The financing agreement with the issuing authority requires us to comply with the same financial covenants required by our Senior Credit Facilities (see "Credit Facilities").

    We also lease warehouse and office facilities in Bristol, Pennsylvania. Two 15-year net leases run until March and October 2013, respectively, and require minimum annual rent payments of $1.2 million and $0.8 million, respectively.

    We also lease various equipment under three to five-year leases at an aggregate annual rental of $1.5 million. The equipment has been capitalized at its fair market value of $6.5 million, which approximates the present value of the minimum lease payments.

    The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 31, 2001:

Year Ending December 31,
(In millions) 2002 2003 2004 2005 2006 Later years	$ 6.7 5.9 5.4 4.6 3.5 16.6
Total minimum lease payments Less: amount representing interest	42.7 10.9
Present value of net minimum lease payments	$ 31.8

COMMITMENTS AND CONTINGENCIES

    (a) CONTINGENT LIABILITIES. We have been named as a defendant in various actions and proceedings, including actions brought by certain employees whose employment has been terminated arising from our ordinary business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in our opinion, any such liability will not have a material adverse effect on our financial position or results of operations.

    (b) ROYALTIES. Under exclusive licenses to manufacture certain items under the Lauren by Ralph Lauren and Ralph by Ralph Lauren trademarks pursuant to license and design service agreements with Polo Ralph

Lauren Corporation ("Polo"), we are obligated to pay Polo a percentage of net sales of Lauren by Ralph Lauren and Ralph by Ralph Lauren products. Minimum payments of $5.3 million are due for each of the years 2002 and 2003 under the Ralph by Ralph Lauren agreements. We are also obligated to spend on advertising a percentage of net sales of these licensed products. We exercised our option in January 2001 to renew the Lauren by Ralph Lauren agreements through December 31, 2006, with minimum payments for each of the years in this renewal period set at 90% of the actual payments due for 2001. The Ralph by Ralph Lauren agreements expire on December 31, 2003 and each provides for an additional renewal option through December 31, 2006 upon expiration, provided that certain sales levels have been met.

    Under a similar exclusive license to manufacture certain items under the Polo Jeans Company trademark pursuant to license and design service agreements with Polo, we are obligated to pay Polo a percentage of net sales of Polo Jeans Company products. We are also obligated to spend on advertising a percentage of net sales of these licensed products. The agreements expire on December 31, 2005 and may be renewed by us in five-year increments for up to 25 additional years if certain sales requirements are met. Renewal of the Polo Jeans Company license after 2010 requires a one-time payment by us of $25.0 million or, at our option, a transfer of a 20% interest in its Polo Jeans Company business to Polo (with no fees required for subsequent renewals). Polo also has an option, exercisable on or before June 1, 2010, to purchase our Polo Jeans Company business at the end of 2010 for a purchase price, payable in cash, equal to 80% of the then fair market value of the business as a going concern, assuming continuation of the Polo Jeans license through 2030.

    In June 2000, we acquired an exclusive license to manufacture and market in Canada certain products under the Polo Jeans Company and Polo Ralph Lauren trademarks pursuant to license and design service agreements with Polo. The agreements provide for payment by us of a percentage of net sales of the licensed products against guaranteed minimum royalty and design service payments of C$1.5 million in 2002, C$1.6 million in 2003, C$2.3 million in 2004 and C$2.5 million in 2005. We are also obligated to spend on advertising a percentage of net sales of these licensed products. The agreements expire on December 31, 2005 and are renewable for an additional five years provided that we achieve certain minimum sales levels.

    As a result of the acquisition of Victoria, we obtained the exclusive license to produce and sell costume jewelry in the United States and Canada under the Tommy Hilfiger trademark, which expires on December 31, 2004. Upon expiration, we have the right to renew the license for an additional three-year period, provided that we meet certain minimum sales levels. The agreement provides for payment by us of a percentage of net sales against guaranteed minimum royalty and advertising payments as set forth in the agreement. We also obtained the exclusive, worldwide license to produce, market and distribute costume jewelry under the Givenchy mark, which expires on December 31, 2002. Minimum royalties under these agreements amount to $1.8 million in 2002, $1.5 million in 2003 and $1.9 million in 2004.

    (c) LEASES. Total rent expense charged to operations for the years ended December 31, 2001, 2000 and 1999 was $100.8 million, $152.1 million and $106.5 million, respectively.

    The following is a schedule of future minimum rental payments required under operating leases for the next five years:

Year Ending December 31,
(In millions) 2002 2003 2004 2005 2006 Later years	$ 87.2 77.2 63.1 54.4 48.1 238.1
$ 568.1

    Certain of the leases provide for renewal options and the payment of real estate taxes and other occupancy costs.

COMMON STOCK

    The Board of Directors has authorized several programs to repurchase our common stock from time to time in open market transactions totaling $500.0 million. As of December 31, 2001, 19.3 million shares had been acquired at a cost of $425.8 million. There is no time limit for the utilization of the amounts remaining under any uncompleted programs.

INCOME TAXES

    The following summarizes the provision for income taxes:

Year Ended December 31,	2001	2000	1999
(In millions) Current: Federal State and local Foreign	$ 120.0 13.0 5.7	$ 114.9 9.6 12.6	$ 81.0 4.5 (0.1)
	138.7	137.1	85.4
Deferred: Federal State and local Foreign	23.9 0.7 0.3	55.3 8.5 0.3	24.5 8.1 8.2
	24.9	64.1	40.8
Provision for income taxes	$ 163.6	$ 201.2	$ 126.2

    The domestic and foreign components of income before provision for income taxes are as follows:

Year Ended December 31,	2001	2000	1999
(In millions) United States Foreign	$ 389.6 10.2	$ 480.6 22.5	$ 293.4 21.2
Income before provision for income taxes	$ 399.8	$ 503.1	$ 314.6

    The provision for income taxes on adjusted historical income differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

Year Ended December 31,	2001	2000	1999
(In millions) Provision for Federal income taxes at the statutory rate State and local income taxes, net of federal benefit Amortization of goodwill Other items, net	$ 139.9 7.1 15.4 1.2	$ 176.1 11.8 13.0 0.3	$ 110.1 7.9 7.8 0.4
Provision for income taxes	$ 163.6	$ 201.2	$ 126.2

    We have not provided for U.S. Federal and foreign withholding taxes on $24.8 million of foreign subsidiaries' undistributed earnings as of December 31, 2001. Such earnings are intended to be reinvested indefinitely.

    The following is a summary of the significant components of our deferred tax assets and liabilities:

December 31,	2001	2000
(In millions) Deferred tax assets (liabilities): Nondeductible accruals and allowances Depreciation Intangible asset valuation and amortization Loss carryforwards Other (net)	$ 58.7 16.6 (126.7) 31.5 1.2	$ 67.1 19.5 (59.0) 18.3 15.9
Net deferred tax (liability) asset	$ (18.7)	$ 61.8

Included in: Current assets Noncurrent liabilities	$ 62.1 (80.8)	$ 70.6 (8.8)
Net deferred tax (liability) asset	$ (18.7)	$ 61.8

    As of December 31, 2001, we had federal and state net operating loss carryforwards of $13.2 million and $91.2 million, respectively, which fully expire by 2020. We also had capital loss carryforwards of $42.9 million, of which $16.4 million expires in 2005 and $26.5 million expires in 2006.

EARNINGS PER SHARE
Year Ended December 31,	2001	2000	1999
(In millions except per share amounts) Basic Net income Weighted average common shares outstanding	$ 236.2 123.2	$ 301.9 119.0	$ 188.4 114.1
Basic earnings per share	$ 1.92	$ 2.54	$ 1.65

Diluted Net income Add: interest expense associated with convertible notes, net of tax benefit	$ 236.2 7.7	$ 301.9 -	$ 188.4 -
Income available to common shareholders	$ 243.9	$ 301.9	$ 188.4

Weighted average common shares outstanding Effect of dilutive securities: Employee stock options Assumed conversion of convertible notes	123.2 3.3 7.2	119.0 2.9 -	114.1 3.9 -
Weighted average common shares and share equivalents outstanding	133.7	121.9	118.0

Diluted earnings per share	$ 1.82	$ 2.48	$ 1.60

STATEMENT OF CASH FLOWS

Year Ended December 31,	2001	2000	1999
(In millions) Detail of acquisitions: Fair value of assets acquired Liabilities assumed Common stock and options issued	$ 662.2 (378.9) (143.5)	$ 131.8 (101.9) -	$ 1,772.5 (884.8) (421.7)
Cash paid for acquisitions Cash acquired in acquisitions	139.8 (5.8)	29.9 (0.8)	466.0 (29.8)
Net cash paid for acquisitions	$ 134.0	$ 29.1	$ 436.2

Supplemental disclosures of cash flow information: Cash paid during the year for: Interest Income taxes	$ 77.5 100.9	$ 96.4 78.6	$ 66.4 119.3

Supplemental disclosures of non-cash
  investing and financing activities:
    Equipment acquired through capital
        lease financing
    Tax benefits related to stock options
    Common stock issued as additional
        consideration for acquisition of Sun
    Restricted stock issued to employee

	3.4 27.4 - 3.7	1.3 11.9 18.3 -	1.8 8.4 14.3 -

STOCK OPTIONS AND RESTRICTED STOCK

    Under three stock option plans, we may grant stock options and other awards from time to time to key employees, officers, directors, advisors and independent consultants to us or to any of our subsidiaries. In general, options become exercisable over either a three-year or five-year period from the grant date and expire 10 years after the date of grant. In certain cases for non-employee directors, options become exercisable six months after the grant date and expire 10 years after date of grant. Shares available for future option grants at December 31, 2001, totaled 1.6 million. Total compensation cost recorded for stock-based employee compensation awards (including awards to non-employee directors) was $1.4 million, $1.1 million and $0.1 million for 2001, 2000 and 1999, respectively.

    In connection with our acquisition of Nine West, out-of-the-money stock options for Nine West common stock held by Nine West employees and non-employee directors were converted into fully-vested options to purchase our common stock. Under the terms of the Agreement and Plan of Merger, each option to purchase one share of Nine West's common stock was converted into an option to purchase .5011 shares of our common stock, and each option was adjusted to reduce the exercise price by $13.00. Options to purchase 1.8 million shares of Nine West common stock were converted to options to purchase 0.9 million shares of our common stock at a weighted average value of $56.22 per share.

    In connection with our acquisition of McNaughton, stock options for McNaughton common stock held by McNaughton employees and non-employee directors were converted into fully-vested options to purchase our common stock. Under the terms of the Agreement and Plan of Merger, each option to purchase one share of McNaughton's common stock was converted into an option to purchase .282 shares of our common stock and a cash payment averaging approximately $5.89. Options to purchase 5.1 million shares of McNaughton common stock were converted into options to purchase 1.4 million shares of our common stock at a weighted average value of $17.85 per share.

    The following table summarizes information about stock option transactions (options in millions):

	2001		2000		1999
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	15.7	$24.70	12.6	$22.29	10.9	$16.73
Option conversions relating to acquisitions	1.4	$17.85	-	-	0.9	$56.22
Granted Exercised Cancelled/forfeited	5.6 (4.3) (0.5)	$31.72 $19.70 $36.13	6.2 (2.3) (0.8)	$26.20 $12.12 $34.23	2.6 (1.4) (0.4)	$29.99 $9.59 $43.51
Outstanding at December 31	17.9	$27.26	15.7	$24.70	12.6	$22.29

    The following table summarizes information about stock options outstanding at December 31, 2001 (options in millions):

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0 to $14 $14 to $28 $28 to $42 $42 to $68	1.0 8.1 8.6 0.2	4.6 7.5 9.2 4.7	$10.58 $23.92 $31.59 $57.92	1.0 4.0 1.5 0.2	$10.60 $24.34 $30.57 $57.92
In total	17.9	8.1	$27.26	6.7	$24.70

    During 2001, restricted common stock was issued to an executive officer under the 1999 Stock Incentive Plan. The restrictions lapse on one-third of the number of restricted shares on each of the first three anniversary dates of issue. The value of this stock based on quoted market values was $3.7 million, which we are amortizing over the period in which the restrictions lapse. The restrictions do not affect voting and dividend rights.

    Pursuant to a provision in SFAS No. 123, "Accounting for Stock-Based Compensation," we have elected to continue using the intrinsic-value method of accounting for stock options granted to employees in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Accordingly, we have only recognized compensation expense for stock-based awards to employees for options granted at below-market prices. Had we elected to adopt the fair value approach of SFAS No. 123, our net income would have decreased accordingly. Using the fair value approach, pro forma net income and earnings per share, the weighted average fair value of options granted and the related assumptions used in the Black-Scholes option pricing model are presented in the following table. These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

Year Ended December 31,	2001	2000	1999
Net income (in millions) As reported Pro forma	$236.2 $209.7	$301.9 $284.0	$188.4 $176.4
Basic earnings per share As reported Pro forma	$1.92 $1.70	$2.54 $2.39	$1.65 $1.55
Diluted earnings per share As reported Pro forma	$1.82 $1.63	$2.48 $2.33	$1.60 $1.49
Weighted-average fair value of options at grant date: Exercise price less than market price Exercise price equal to market price Exercise price greater than market price	$32.22 $12.35 $8.81	$24.67 $9.07 $7.79	$22.00 $10.33 -
Assumptions: Dividends paid Expected volatility Weighted-average risk-free interest rate Weighted average expected life (years)	- 49.7% 3.22% 3.6	- 46.8% 5.83% 3.8	- 42.4% 5.56% 3.3

EMPLOYEE BENEFIT PLANS

    We maintain the Jones Apparel Group, Inc. Retirement Plan (the "Jones Plan") under Section 401(k) of the Internal Revenue Code (the "Code"). Full-time employees not covered by a collective bargaining agreement and meeting certain other requirements are eligible to participate in the Jones Plan. Under the Jones Plan, participants may elect to have up to 15% of their salary deferred and deposited with a qualified trustee, who in turn invests the money in a variety of investment vehicles as selected by each participant. All employee contributions into the Jones Plan are 100% vested.

    Effective January 1, 2000, we elected to make the Jones Plan a "Safe Harbor Plan" under Section 401(k)(12) of the Code. As a result of this election, we make a fully-vested safe harbor matching contribution for all eligible participants amounting to 100% of the first 3% of the participant's salary deferred and 50% of the next 2% of salary deferred, subject to maximums set by the Department of the Treasury. For the period January 1, 1998 through December 31, 1999, we matched 50% of each participant's contributions with our contribution limited to a maximum of 3.0% of the employee's total compensation for employees earnings less than $150,000 per year. For employees earning over $150,000 per year, we matched 35% of each participant's contributions with our contribution limited to a maximum of 2.1% of the employee's total compensation. Our matching contributions prior to 2000 vest over a five-year period.

    Contributions and salary deferrals are subject to limitations imposed by the Code. We may, at our sole discretion, contribute additional amounts to all employees on a pro rata basis. We contributed approximately $3.7 million, $3.3 million and $1.5 million to the Jones Plan during 2001, 2000 and 1999, respectively.

    In connection with the acquisition of Nine West, Victoria and McNaughton we assumed additional plans in which certain employees participate.

    Nine West, Victoria and McNaughton maintain defined contribution plans primarily under Section 401(k) of the Code. Certain full-time employees not covered by a collective bargaining agreement and meeting certain other requirements are eligible to participate in these plans. Participants may elect to have a portion (typically up to 15%) of their salary deferred and deposited with a qualified trustee, who in turn invests the money in a variety of investment vehicles as selected by each participant. All employee contributions into these plans are 100% vested. We match a portion of the employee's contributions subject to limitations imposed by the Code. Our contributions to plans operated by Nine West were approximately $1.3 million, $0.9 million and $0.9 million during 2001, 2000 and 1999, respectively. Our contributions to plans operated by Victoria were approximately $0.2 million and $0.1 million during 2001 and 2000, respectively. Our contributions to plans operated by McNaughton were approximately $0.2 million during 2001.

    Nine West maintains the Pension Plan for Associates of Nine West Group Inc. (the "Cash Balance Plan"). The Cash Balance Plan expresses retirement benefits as an account balance which increases each year through interest credits and, for service prior to February 15, 1999, through service credits, as well. Our funding policy is to make the minimum annual contributions required by applicable regulations. The assets of the Cash Balance Plan have been invested in commingled funds which invest primarily in common stock and investment grade bonds. At December 31, 2001, the benefit obligation, fair value of plan assets and accrued benefit cost under the Cash Balance Plan were $23.5 million, $23.8 million and $0.2 million, respectively. The net periodic benefit (gain) costs to us for 2001, 2000 and 1999 were $(0.3) million, $1.2 million and $(0.3) million, respectively.

    Victoria maintains The Napier Company Retirement Plan for certain associates of Victoria (the "Napier Plan"). All benefits under the Napier Plan are frozen at the amounts earned by the participants as of December 31, 1995. Our funding policy is to make no less than the minimum annual contributions required by applicable regulations. The assets of the Napier Plan have been invested in a diversified portfolio of equity and debt securities. At December 31, 2001, the benefit obligation, fair value of plan assets and accrued benefit cost under the Napier Plan were $8.0 million, $7.0 million and $1.0 million, respectively. For 2001, we had no periodic benefit cost; the net periodic benefit cost to us for 2000 was $0.1 million.

    McNaughton maintains a profit sharing plan covering Miss Erika, Inc. employees with more than one year of continuous service. Vesting occurs at a rate of 25% per year and employees are fully vested after four years. Profit sharing plan assets consist primarily of stocks, bonds and U.S. Government securities. The plan provides for an accrual of up to 15% of each employee's gross compensation plus bonus, up to a maximum contribution of approximately $25,500 per employee. Our cost related to this plan was $0.6 million in 2001.

BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

    Our operations are comprised of three reportable segments: wholesale apparel, wholesale footwear and accessories, and retail. We identify operating segments based on, among other things, the way that our management organizes the components of our business for purposes of allocating resources and assessing performance. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores; the retail segment includes retail operations by our own retail stores. No individual country other than the United States accounted for more than 10% of consolidated net revenues in 2001, 2000 or 1999. We define segment profit as operating income before amortization of goodwill, interest expense and income taxes. Summarized below are our segment revenues and income (loss) by reportable segments for the years ended December 31, 2001, 2000 and 1999.

(In millions)	Wholesale Apparel	Wholesale Footwear & Accessories	Retail	Other & Eliminations	Consolidated
For the year ended December 31, 2001 Revenues from external customers Intersegment revenues	$ 2,369.1 84.8	$ 967.5 76.8	$ 711.7 0.1	$ 24.8 (161.7)	$ 4,073.1 -
Total revenues	2,453.9	1,044.3	711.8	(136.9)	4,073.1
Segment income	$ 350.1	$ 159.1	$ 58.5	$ (43.6)	524.1
Amortization of goodwill Net interest expense					(44.2) (80.1)
Income before provision for income taxes					$ 399.8
Depreciation and other amortization	$ 35.0	$ 3.9	$ 14.9	$ 20.9	$ 74.7
For the year ended December 31, 2000 Revenues from external customers Intersegment revenues	$ 2,168.0 87.9	$ 940.0 108.6	$1,012.5 -	$ 22.2 (196.5)	$ 4,142.7 -
Total revenues	2,255.9	1,048.6	1,012.5	(174.3)	4,142.7
Segment income	$ 351.6	$ 226.4	$ 90.9	$ (27.4)	641.5
Amortization of goodwill Net interest expense					(36.9) (101.5)
Income before provision for income taxes					$ 503.1
Depreciation and other amortization	$ 30.9	$ 2.0	$ 24.1	$ 15.4	$ 72.4
For the year ended December 31, 1999 Revenues from external customers Intersegment revenues	$ 1,994.7 97.5	$ 464.5 79.7	$ 670.6 -	$ 20.9 (177.2)	$ 3,150.7 -
Total revenues	2,092.2	544.2	670.6	(156.3)	3,150.7
Segment income	$ 381.9	$ 9.0	$ 42.2	$ (32.6)	400.5
Amortization of goodwill Net interest expense					(22.3) (63.6)
Income before provision for income taxes					$ 314.6
Depreciation and other amortization	$ 23.8	$ 2.5	$ 11.3	$ 15.5	$53.1
Total assets December 31, 2001 December 31, 2000 December 31, 1999	$ 1,470.5 1,767.9 1,661.5	$ 493.2 805.2 766.7	$ 183.9 202.3 433.0	$ 1,225.9 203.8 (69.2)	$ 3,373.5 2,979.2 2,792.0

    Revenues from external customers and long-lived assets excluding deferred taxes related to operations in the United States and foreign countries are as follows:

On or for the Year Ended December 31,	2001	2000	1999
(In millions) Revenues from external customers: United States Foreign countries	$ 3,854.9 218.2	$ 3,774.5 368.2	$ 2,941.2 209.5
	$ 4,073.1	$ 4,142.7	$ 3,150.7

Long-lived assets: United States Foreign countries	$ 2,196.9 35.6	$ 1,756.3 41.2	$ 1,580.7 80.7
	$ 2,232.5	$ 1,797.5	$ 1,661.4

SUPPLEMENTAL PRO FORMA CONDENSED FINANCIAL INFORMATION

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

    The following condensed consolidating balance sheets, condensed consolidating statements of income and condensed consolidating statements of cash flows for the Issuers and our other subsidiaries have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Separate financial statements and other disclosures concerning Jones are not presented as Jones has no independent operations or assets. There are no contractual restrictions on distributions from Jones USA, Jones Holdings or Nine West to Jones.

Condensed Consolidating Balance Sheets
(In millions)

                                                         December 31, 2001                            December 31, 2000
                                             ----------------------------------------     ---------------------------------------
                                                                     Elim-      Cons-                             Elim-     Cons-
                                              Issuers    Others   inations   olidated      Issuers    Others   inations  olidated
                                             ----------------------------------------     ---------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                    $ 24.5    $ 52.0        $ -     $ 76.5       $ 45.5    $ 15.0        $ -    $ 60.5
  Accounts receivable - net                     251.9     143.9          -      395.8        288.2     109.8          -     398.0
  Inventories                                   351.9     230.4       (9.4)     572.9        404.4     159.7       (6.9)    557.2
  Prepaid and refundable income taxes             4.0         -       (4.0)         -          4.8         -       (4.8)        -
  Deferred taxes                                 35.6      26.6       (0.1)      62.1         58.7      11.9          -      70.6
  Prepaid expenses and other
    current assets                               20.8      12.9          -       33.7         86.2      10.3       (1.1)     95.4
                                             ----------------------------------------     ---------------------------------------
    TOTAL CURRENT ASSETS                        688.7     465.8      (13.5)   1,141.0        887.8     306.7      (12.8)  1,181.7

Property, plant and equipment - net             166.0      76.5          -      242.5        166.4      56.1          -     222.5
Due from affiliates                             595.9     349.7     (945.6)         -        844.4     558.0   (1,402.4)        -
Goodwill - net                                  646.3     722.1          -    1,368.4      1,067.2     408.6     (389.0)  1,086.8
Other intangibles - net                         267.1     266.2          -      533.3        277.4      94.2          -     371.6
Investments in subsidiaries                   2,521.2      24.4   (2,545.6)         -      2,396.0      21.4   (2,417.4)        -
Deferred taxes                                   10.7         -      (10.7)         -            -      15.5      (15.5)        -
Other assets                                     58.1      30.2          -       88.3         80.9      35.8       (0.1)    116.6
                                             ----------------------------------------     ---------------------------------------
                                             $4,954.0  $1,934.9  $(3,515.4)  $3,373.5     $5,720.1  $1,496.3  $(4,237.2) $2,979.2
                                             ========================================     =======================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt and current portion
    of long-term debt and capital
    lease obligations                           $ 6.2     $ 1.5        $ -      $ 7.7      $ 499.1     $ 0.7        $ -   $ 499.8
  Accounts payable                              152.7      64.0          -      216.7        166.6      44.3          -     210.9
  Income taxes payable                            5.8       5.2       (4.0)       7.0         13.5       4.4       (4.8)     13.1
  Accrued expenses and other
    current liabilities                          85.9      61.0       (0.1)     146.8        126.1      37.9       (1.0)    163.0
                                             ----------------------------------------     ---------------------------------------
    TOTAL CURRENT LIABILITIES                   250.6     131.7       (4.1)     378.2        805.3      87.3       (5.8)    886.8
                                             ----------------------------------------     ---------------------------------------

NONCURRENT LIABILITIES:
  Long-term debt                                941.5       8.0          -      949.5        537.9       9.3          -     547.2
  Obligations under capital leases               27.1         -          -       27.1         28.9       0.1          -      29.0
  Deferred taxes                                 23.9      67.6      (10.7)      80.8         22.5       1.8      (15.5)      8.8
  Due to affiliates                             337.2     608.4     (945.6)         -      1,129.7     272.7   (1,402.4)        -
  Other                                          28.5       4.0          -       32.5         30.3       0.1       (0.2)     30.2
                                             ----------------------------------------     ---------------------------------------
    TOTAL NONCURRENT LIABILITIES              1,358.2     688.0     (956.3)   1,089.9      1,749.3     284.0   (1,418.1)    615.2
                                             ----------------------------------------     ---------------------------------------
    TOTAL LIABILITIES                         1,608.8     819.7     (960.4)   1,468.1      2,554.6     371.3   (1,423.9)  1,502.0
                                             ----------------------------------------     ---------------------------------------

STOCKHOLDERS' EQUITY:
  Common stock and additional
    paid-in capital                           2,061.0     835.3   (1,920.6)     975.7      2,261.9     567.4   (2,075.9)    753.4
  Retained earnings                           1,665.7     286.8     (632.2)   1,320.3      1,262.3     561.9     (740.1)  1,084.1
  Accumulated other comprehensive
    income                                        9.6      (6.9)      (2.2)       0.5         (0.8)     (4.3)       2.7      (2.4)
                                             ----------------------------------------     ---------------------------------------
                                              3,736.3   1,115.2   (2,555.0)   2,296.5      3,523.4   1,125.0   (2,813.3)  1,835.1
  Less treasury stock                          (391.1)        -          -     (391.1)      (357.9)        -          -    (357.9)
                                             ----------------------------------------     ---------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                3,345.2   1,115.2   (2,555.0)   1,905.4      3,165.5   1,125.0   (2,813.3)  1,477.2
                                             ----------------------------------------     ---------------------------------------
                                             $4,954.0  $1,934.9  $(3,515.4)  $3,373.5     $5,720.1 $ 1,496.3  $(4,237.2) $2,979.2
                                             ========================================     =======================================

Condensed Consolidating Statements of Income
(In millions)

                                Year Ended December 31, 2001            Year Ended December 31, 2000            Year Ended December 31, 1999
                           --------------------------------------  --------------------------------------  --------------------------------------
                                                  Elim-     Cons-                         Elim-     Cons-                         Elim-     Cons-
                            Issuers    Others  inations  olidated   Issuers    Others  inations  olidated   Issuers    Others  inations  olidated
                           --------------------------------------  --------------------------------------  --------------------------------------

Net sales                  $2,945.4  $1,205.0  $ (102.1) $4,048.3  $3,269.8   $ 951.5  $ (100.8) $4,120.5  $2,396.5   $ 837.9  $ (104.6) $3,129.8
Licensing income (net)         14.6      10.2         -      24.8      12.0      10.2         -      22.2       6.7      14.2         -      20.9
                           --------------------------------------  --------------------------------------  --------------------------------------
  Total revenues            2,960.0   1,215.2    (102.1)  4,073.1   3,281.8     961.7    (100.8)  4,142.7   2,403.2     852.1    (104.6)  3,150.7
Cost of goods sold          1,851.8     817.7     (99.1)  2,570.4   1,897.5     640.5    (101.5)  2,436.5   1,513.2     547.4     (99.1)  1,961.5
                           --------------------------------------  --------------------------------------  --------------------------------------
  Gross profit              1,108.2     397.5      (3.0)  1,502.7   1,384.3     321.2       0.7   1,706.2     890.0     304.7      (5.5)  1,189.2
Selling, general and
 administrative expenses      756.8     222.4      (0.6)    978.6     906.6     163.0      (4.9)  1,064.7     654.9     135.0      (1.2)    788.7
Amortization of goodwill       23.6      20.6         -      44.2      36.0      13.4     (12.5)     36.9      12.9      11.5      (2.1)     22.3
                           --------------------------------------  --------------------------------------  --------------------------------------
  Operating income            327.8     154.5      (2.4)    479.9     441.7     144.8      18.1     604.6     222.2     158.2      (2.2)    378.2
Net interest (income)
 expense and financing
 costs                         71.2       8.9         -      80.1     122.5     (21.0)        -     101.5      82.9     (19.3)        -      63.6
                           --------------------------------------  --------------------------------------  --------------------------------------
  Income before provision
   for income taxes and
   equity in earnings of
   subsidiaries               256.6     145.6      (2.4)    399.8     319.2     165.8      18.1     503.1     139.3     177.5      (2.2)    314.6
Provision for income taxes    114.4      49.2         -     163.6     135.4      64.2       1.6     201.2      59.8      68.0      (1.6)    126.2
Equity in earnings of
 subsidiaries                (405.1)     (4.3)    409.4         -    (439.7)     (2.6)    442.3         -    (218.0)     (3.5)    221.5         -
                           --------------------------------------  --------------------------------------  --------------------------------------
  Net income                $ 547.3   $ 100.7  $ (411.8)  $ 236.2   $ 623.5   $ 104.2  $ (425.8)  $ 301.9   $ 297.5   $ 113.0  $ (222.1)  $ 188.4
                           ======================================  ======================================  ======================================
Condensed Consolidating Statements of Cash Flows
(In millions)

                                Year Ended December 31, 2001            Year Ended December 31, 2000            Year Ended December 31, 1999
                           --------------------------------------  --------------------------------------  --------------------------------------
                                                  Elim-     Cons-                         Elim-     Cons-                         Elim-     Cons-
                            Issuers    Others  inations  olidated   Issuers    Others  inations  olidated   Issuers    Others  inations  olidated
                           --------------------------------------  --------------------------------------  --------------------------------------

Net cash provided by
 operating activities       $ 717.8   $ 233.0  $ (388.4)  $ 562.4   $ 269.5    $ 69.7       $ -   $ 339.2   $ 213.8    $ 34.0       $ -   $ 247.8
                           --------------------------------------  --------------------------------------  --------------------------------------

Cash flows from investing
 activities:
  Acquisitions, net of
    cash acquired            (112.8)    (21.2)        -    (134.0)    (14.9)    (14.2)        -     (29.1)   (436.2)        -         -    (436.2)
  Capital expenditures        (32.8)    (23.6)        -     (56.4)    (23.9)    (22.9)        -     (46.8)    (17.5)    (12.2)        -     (29.7)
  Proceeds from sale of
    U. S. Treasury bonds      321.6         -         -     321.6         -         -         -         -         -         -         -         -
  Repurchase/collateral
    required for repurchase
    of U. S. Treasury bonds  (318.5)        -         -    (318.5)        -         -         -         -         -         -         -         -
  Additional consideration
    paid for acquisition
    of Sun                     (1.0)        -         -      (1.0)    (26.6)        -         -     (26.6)    (20.1)        -         -     (20.1)
  Additional consideration
    paid for acquisition
    of Victoria               (18.4)        -         -     (18.4)        -         -         -         -         -         -         -         -
  Acquisition of intangibles      -      (1.0)        -      (1.0)     (1.0)     (1.0)        -      (2.0)        -     (29.6)        -     (29.6)
  Proceeds from sale of Nine
    West UK operations         28.0         -         -      28.0         -         -         -         -         -         -         -         -
  Repayments from (loans to)
    officers                   18.0         -         -      18.0     (20.0)        -         -     (20.0)        -         -         -         -
  Other                         0.4       1.0         -       1.4     (10.4)      0.2         -     (10.2)      9.1       0.1         -       9.2
                           --------------------------------------  --------------------------------------  --------------------------------------
    Net cash used in
      investing activities   (115.5)    (44.8)        -    (160.3)    (96.8)    (37.9)        -    (134.7)   (464.7)    (41.7)        -    (506.4)
                           --------------------------------------  --------------------------------------  --------------------------------------

Cash flows from
  financing activities:
    Issuance of Senior
      Notes, net              392.8         -         -     392.8         -         -         -         -     390.8         -         -     390.8
    Repurchase of Senior
      Notes                  (265.5)   (125.0)        -    (390.5)        -         -         -         -    (356.9)        -         -    (356.9)
    Premiums paid on
      repurchase of
      Senior Notes                -     (35.2)        -     (35.2)        -         -         -         -         -         -         -         -
    Refinancing of acquired
      long-term debt              -    (146.9)        -    (146.9)    (71.0)        -         -     (71.0)        -         -         -         -
    Net borrowings (payments)
      under long-term credit
      facilities             (227.7)      0.7         -    (227.0)    (30.4)      9.5         -     (20.9)    139.4      (3.1)        -     136.3
    Purchases of treasury
      stock                   (68.9)        -         -     (68.9)   (121.9)        -         -    (121.9)     (2.8)        -         -      (2.8)
    Proceeds from exercise
      of stock options         85.8         -         -      85.8      27.6         -         -      27.6      14.1         -         -      14.1
    Net intercompany
      borrowings (payments)  (544.0)    544.0         -         -      34.4     (34.4)        -         -      95.3     (95.3)        -         -
    Dividends to affiliates       -    (388.4)    388.4         -         -         -         -         -         -         -         -         -
    Other items                 3.4      (0.7)        -       2.7      (4.0)     (0.5)        -      (4.5)     (4.3)     (0.3)        -      (4.6)
                           --------------------------------------  --------------------------------------  --------------------------------------
      Net cash (used in)
        provided by
        financing
        activities           (624.1)   (151.5)    388.4    (387.2)   (165.3)    (25.4)        -    (190.7)    275.6     (98.7)        -     176.9
                           --------------------------------------  --------------------------------------  --------------------------------------

Effect of exchange rates
  on cash                       0.8       0.3         -       1.1      (0.8)      0.5         -      (0.3)        -      (0.3)        -      (0.3)
                           --------------------------------------  --------------------------------------  --------------------------------------

Net increase (decrease) in
  cash and cash equivalents   (21.0)     37.0         -      16.0       6.6       6.9         -      13.5      24.7    (106.7)        -     (82.0)
Cash and cash equivalents,
  beginning                    45.5      15.0         -      60.5      38.9       8.1         -      47.0      14.2     114.8         -     129.0
                           --------------------------------------  --------------------------------------  --------------------------------------

Cash and cash equivalents,
  ending                     $ 24.5    $ 52.0       $ -    $ 76.5    $ 45.5    $ 15.0       $ -    $ 60.5    $ 38.9     $ 8.1       $ -    $ 47.0
                           ======================================  ======================================  ======================================

RELATED PARTY TRANSACTIONS

    During 2000, $20.0 million in loans were made to two of our officers. A total of $18.0 million was loaned to our Chairman and Chief Executive Officer for his purchase of a residence in New York City. This loan, repaid in full during 2001, replaced an arrangement under which the Chairman had been provided the use of an apartment we owned and was secured by the residence and bore interest at the applicable federal rate under IRS regulations. A total of $2.0 million was loaned to our former President, which also bears interest at the applicable federal rate under IRS regulations.

SHORT-TERM BOND TRANSACTIONS

    During 2001, we entered into two transactions relating to the short-sale of $296.9 million of U. S. Treasury Securities. The transactions were intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. As a result of these transactions, we recorded short-term capital gains of $5.4 million, interest income of $1.4 million and interest expense of $7.6 million during 2001. The net effect of $0.8 million is included in the statement of operations as interest expense. The first transaction, which represented $139.0 million of the securities, closed in November 2001. In the second transaction, we have an obligation to repurchase $157.9 million of U. S. Treasury Securities on or before November 15, 2002 that had a market value of $171.0 million at December 31, 2001. We have placed the proceeds from the short sale into an interest-bearing collateral account to provide for the repurchase. At December 31, 2001, the net excess of funds in the collateral account over the obligation to repurchase the securities is $1.8 million, which is included in prepaid expenses and other current assets.

EFFECTS OF SEPTEMBER 11, 2001

    In September 2001, we recorded a pre-tax charge of $86.8 million to write down inventory and receivables resulting from the change in the economic climate in the aftermath of the events of September 11, 2001. Of the charge, $61.7 million was to write down to net realizable value goods that we either own or are committed for and need to dispose of through off-price channels. The charge to receivables of $24.1 million was to record an incremental provision for customer allowances, which we anticipated we needed to provide to our retail customers in order to effectively flow goods through the retail channels. At December 31, 2001, $25.5 million of the write down of goods (applicable to inventory either on-hand or in transit) and $1.5 million of the provision for customer allowances remained to be used.

SUBSEQUENT EVENT

    On March 19, 2002, we announced that we had entered into an agreement to acquire 100% of the common stock of Gloria Vanderbilt Apparel Corp. and 100% of the assets of Gloria Vanderbilt Trademark B.V. Gloria Vanderbilt, a leading designer, marketer and distributor of women's moderately priced stretch and twill jeanswear, markets its products nationwide to national chains, department stores, mass merchants, and specialty retailers, including Kohl's Department Stores, J.C. Penney Company, Inc., Mervyns, Costco Wholesale Corporation and Federated Department Stores, Inc. Brands include Gloria Vanderbilt and junior product marketed under the GLO brand name.

    The transaction is valued at $138 million, which includes $80 million in cash payments, $20 million in Jones common stock and the assumption of approximately $38 million of funded debt and accrued interest. Cash payments and debt, which we will refinance upon closing, will be funded through our existing credit facilities. The owners of Gloria Vanderbilt Apparel will be entitled to receive future payments in the form of cash or a combination of cash and our common stock if certain earnings targets are achieved. The transaction is expected to close early in the second quarter of 2002.

UNAUDITED CONSOLIDATED FINANCIAL INFORMATION

    Unaudited interim consolidated financial information for the two years ended December 31, 2001 is summarized as follows:

(In millions except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2001 Net sales Total revenues Gross profit Operating income Net income Basic earnings per share Diluted earnings per share	$ 1,065.1 1,070.5 440.1 180.4 96.4 $0.80 $0.75	$ 874.4 879.9 347.5 112.0 55.4 $0.46 $0.43	$ 1,227.9 1,235.6 393.1 116.5 53.1 $0.42 $0.41	$ 880.9 887.1 322.0 71.0 31.3 $0.25 $0.25
2000 Net sales Total revenues Gross profit Operating income Net income Basic earnings per share Diluted earnings per share	$ 1,077.5 1,082.4 437.8 143.8 70.6 $0.59 $0.58	$ 901.1 906.6 378.9 118.2 55.5 $0.47 $0.46	$ 1,185.6 1,191.5 488.8 212.8 112.3 $0.95 $0.93	$ 956.3 962.2 400.7 129.8 63.5 $0.53 $0.52

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Our directors and executive officers are as follows:

Name	Age	Office
Sidney Kimmel	74	Chairman, Chief Executive Officer and Director
Irwin Samelman	71	Vice Chairman and Director
Peter Boneparth	42	President, Chief Executive Officer of Women's Moderate Apparel Group and Director
Wesley R. Card	54	Chief Operating and Financial Officer
Patrick M. Farrell	52	Senior Vice President and Corporate Controller
Rhonda J. Brown	46	President and Chief Executive Officer of Footwear, Accessories and Retail Group and President and Chief Executive Officer of Nine West
Jackwyn Nemerov	50	Director
Geraldine Stutz	73	Director
Howard Gittis	68	Director
Anthony F. Scarpa	58	Director
Michael L. Tarnopol	65	Director
Matthew H. Kamens	50	Director
J. Robert Kerrey	58	Director

    Mr. Kimmel founded the Jones Apparel Division of W.R. Grace & Co. in 1970. Mr. Kimmel has served as our Chairman and Chief Executive Officer since 1975.

    Mr. Samelman was named Vice Chairman in 2001. He previously served as our Executive Vice President, Marketing from 1991 to 2001.

    Mr. Boneparth was named President in March 2002 and will be named Chief Executive Officer in May 2002 at our Annual Meeting of Stockholders. He also serves as Chief Executive Officer of McNaughton and as Chief Executive Officer of our Women's Moderate Apparel Group. He has been Chief Executive Officer of McNaughton since June 1999, President of McNaughton from April 1997 until January 2002, and Chief Operating Officer of McNaughton from 1997 until its acquisition by us. Prior to that time, Mr. Boneparth was Executive Vice President and Senior Managing Director of Investment Banking for Rodman & Renshaw, Inc., an investment banking firm, from March 1995 to April 1997.

    Mr. Card has been our Chief Financial Officer since 1990. He was also named Chief Operating Officer in March 2002.

    Mr. Farrell was appointed Vice President and Corporate Controller in November 1997 and Senior Vice President in September 1999. He previously served as our Vice President, Finance and Administration of Retail Operations.

    Ms. Brown joined us as President and Chief Executive Officer of Nine West and President and Chief Executive Officer of Footwear, Accessories and Retail Group in October 2001. Prior to joining us, Ms. Brown served as President of Steve Madden, Ltd. from February 2000 to September 2001. Ms. Brown also served as Chief Operating Officer of Steve Madden, Ltd. from July 1996 to January 2001 and as a director of that company from October 1996 to September 2001.

    Ms. Nemerov served as President of our casual sportswear divisions and the Lauren by Ralph Lauren division from 1995 to 1997. She was our President from early 1997 until March 2002 and also served as the Chief Operating Officer and President and Chief Executive Officer of our Women's Better Apparel Group from October 2001 until March 2002.

    Ms. Stutz has been a principal partner of GSG Group, a fashion and marketing service, since 1993. Prior to 1993, she was Publisher of Panache Press at Random House, a book publisher. From 1960 until 1986, Ms. Stutz was President of Henri Bendel. Ms. Stutz serves on the Board of Directors of Tiffany & Co., The Theatre Development Fund and The Actors' Fund.

    Mr. Gittis' principal occupation during the past five years has been Vice Chairman and Chief Administrative Officer and a director of MacAndrews & Forbes Holdings Inc., a diversified holding company. In addition, Mr. Gittis is a director of Golden State Bancorp Inc., Golden State Holdings Inc., Loral Space and Communications Ltd., M&F Worldwide Corp., Revlon, Inc., Revlon Consumer Products Corporation, REV Holdings Inc. and Sunbeam Corporation.

    Mr. Scarpa served as Senior Vice President and Division Executive of J.P. Morgan Chase Bank from 1985 until his retirement in December 2000.

    Mr. Tarnopol is a Senior Managing Director, Chairman of Investment Banking Division and Vice Chairman of the Board of Directors of Bear, Stearns and Co. Inc. Mr. Tarnopol joined Bear Stearns in 1975 and held executive positions in its Mergers and Acquisitions and International departments prior to becoming Senior Managing Director in 1985.

    Mr. Kamens is employed by Mr. Kimmel as a lawyer and personal advisor. He is also Of Counsel to the law firm of Wolf, Block, Schorr and Solis-Cohen LLP, where he served as its Chairman from 1995 to 2001.

    Mr. Kerrey has served as the President of New School University in New York City since January 2001. From 1988 to 2000, he served as United States Senator from Nebraska. During that period, he was a member of numerous congressionally-chartered commissions and Senate committees, including the Senate Finance and Appropriations Committees and the Senate Select Committee on Intelligence. Prior to that time, he served as Governor of Nebraska from 1982-1987. Mr. Kerrey also serves on the Board of Directors of InfoUSA and Tenet Healthcare Corporation.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information appearing in the Proxy Statement under the captions "CERTAIN TRANSACTIONS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" is incorporated herein by this reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) The following documents are filed as part of this report:
1.	Financial Statements.
The following financial statements are included in Item 8 of this report:
Report of Independent Certified Public Accountants
Consolidated Balance Sheets - December 31, 2001 and 2000
Consolidated Statements of Income - Years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Stockholders' Equity - Years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements (includes certain supplemental financial information required by Item 8 of Form 10-K)
2.	The schedule and report of independent certified public accountants thereon, listed in the Index to Financial Statement Schedules attached hereto.
3.	The exhibits listed in the Exhibit Index attached hereto.
(b) Reports on Form 8-K
During the quarter ended December 31, 2001, we filed a Current Report on Form 8-K with the SEC, dated October 11, 2001, announcing revised expectations for fiscal year 2001 and 2002 revenues and earnings.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 25, 2002		JONES APPAREL GROUP, INC. (Registrant)
	By:	/s/ Sidney Kimmel Sidney Kimmel, Chairman

POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on this page to this Annual Report on Form 10-K for the year ended December 31, 2001 (the "Form 10-K") constitutes and appoints Sidney Kimmel, Wesley R. Card and Patrick M. Farrell and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Form 10-K, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and grants unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might and could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sidney Kimmel Sidney Kimmel	Chairman and Director (Principal Executive Officer)	March 25, 2002
/s/ Irwin Samelman Irwin Samelman	Vice Chairman and Director	March 25, 2002
/s/ Peter Boneparth Peter Boneparth	President and Director	March 25, 2002
/s/ Wesley R. Card Wesley R. Card	Chief Operating and Financial Officer (Principal Financial Officer)	March 25, 2002
/s/ Patrick M. Farrell Patrick M. Farrell	Senior Vice President and Corporate Controller (Principal Accounting Officer)	March 25, 2002
/s/ Jackwyn Nemerov Jackwyn Nemerov	Director	March 25, 2002
/s/ Geraldine Stutz Geraldine Stutz	Director	March 25, 2002
/s/ Howard Gittis Howard Gittis	Director	March 25, 2002
/s/ Anthony F. Scarpa Anthony F. Scarpa	Director	March 25, 2002
/s/ Michael L. Tarnopol Michael L. Tarnopol	Director	March 25, 2002
/s/ Matthew H. Kamens Matthew H. Kamens	Director	March 25, 2002
/s/ J. Robert Kerrey J. Robert Kerrey	Director	March 25, 2002

JONES APPAREL GROUP, INC.
INDEX TO FINANCIAL STATEMENT SCHEDULES

Report of Independent Certified Public Accountants on Schedule II.

Schedule II.         Valuation and qualifying accounts

Schedules other than those listed above have been omitted since the information is not applicable, not required or is included in the respective financial statements or notes thereto.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger dated September 10, 1998, among Jones Apparel Group, Inc., SAI Acquisition Corp., Sun Apparel, Inc. and the selling shareholders (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated September 24, 1998).

2.2	Agreement and Plan of Merger dated as of March 1, 1999, among Jones Apparel Group, Inc., Jill Acquisition Sub Inc. and Nine West Group Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated March 2, 1999).

2.3	Securities Purchase and Sale Agreement dated as of July 31, 2000, among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Victoria + Co Ltd. and the Shareholders and Warrantholders of Victoria + Co Ltd (incorporated by reference to Exhibit 2.1 of our Quarterly Report on Form 10-Q for the three months ended April 2, 2000).

2.4	Agreement and Plan of Merger dated as of April 13, 2001, among Jones Apparel Group, Inc., MCN Acquisition Corp. and McNaughton Apparel Group Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated April 13, 2001).

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
3.2*	Amended and Restated By-Laws.
4.1	Form of Certificate evidencing shares of common stock of Jones Apparel Group, Inc. (incorporated by reference to Exhibit 4.1 of our Shelf Registration Statement on Form S-3, filed on October 28, 1998 (Registration No. 333-66223)).

4.2	Exchange and Registration Rights Agreement dated October 2, 1998, among Jones Apparel Group, Inc. and Chase Securities Inc., Merrill Lynch, Pierce Fenner & Smith Incorporated and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.1 of our Form S-4, filed on December 9, 1998 (Registration No. 333-68587)).

4.3	Indenture dated as of October 2, 1998, between Jones Apparel Group, Inc. and The Chase Manhattan Bank, as trustee, including form of 6.25% Senior Notes Due 2001 (incorporated by reference to Exhibit 10.1 of our Shelf Registration Statement on Form S-3, filed on October 28, 1998 (Registration No. 333-66223)).

4.4	Supplemental Indenture dated as of January 1, 1999, between Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc. and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.3 of our Form S-4/A, filed on January 25, 1999 (Registration No. 333-68587)).

4.5	Second Supplemental Indenture for 8-3/8% Series B Senior Notes due 2005 dated as of June 15, 1999, among Jack Asset Sub Inc., Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the six months ended July 4, 1999).

4.6	Second Supplemental Indenture for 9% Series B Senior Notes due 2005 dated as of June 2, 1999, among Nine West Group Inc., Jack Asset Sub Inc., Jill Acquisition Sub Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 of our Quarterly Report on Form 10-Q for the six months ended July 4, 1999).

4.7	Second Supplemental Indenture for 6.25% Senior Notes Due 2001 dated as of June 15, 1999, among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Jack Asset Sub Inc. and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.3 of our Quarterly Report on Form 10-Q for the six months ended July 4, 1999).

Exhibit No.	Description of Exhibit
4.8	Second Supplemental Indenture for 5-1/2% Convertible Subordinated Notes Due 2003 dated as of June 15, 1999, among Jack Asset Sub Inc., Jill Acquisition Sub Inc. and Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.4 of our Quarterly Report on Form 10-Q for the six months ended July 4, 1999).

4.9	Exchange and Note Registration Rights Agreement dated June 15, 1999, among Jones Apparel Group, Inc., Bear, Stearns & Co. Inc., Chase Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney Inc., BancBoston Robertson Stephens Inc., Banc of America Securities LLC, ING Baring Furman Selz LLC, Lazard Freres & Co. LLC, Tucker Anthony Cleary Gull, Brean Murray & Co., Inc. and The Buckingham Research Group Incorporated (incorporated by reference to Exhibit 4.5 of our Quarterly Report on Form 10-Q for the six months ended July 4, 1999).

4.10	Senior Note Indenture dated as of June 15, 1999, among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Group Inc. and The Bank of New York, as trustee, including Form of 7.50% Senior Notes due 2004 and Form of 7.875% Senior Notes due 2006 (incorporated by reference to Exhibit 4.6 of our Quarterly Report on Form 10-Q for the six months ended July 4, 1999).

4.11	Form of Nine West Group Inc. Definitive 5-1/2% Convertible Subordinated Note Due 2003 (incorporated by reference to Exhibit 4.2 of the Nine West Group Inc. Annual Report on Form 10-K for the 52 weeks ended January 30, 1999).

4.12	Form of Nine West Group Inc. Restricted Global 5-1/2% Convertible Subordinated Note Due 2003 (incorporated by reference to Exhibit 4.3 of the Nine West Group Inc. Annual Report on Form 10-K for the 52 weeks ended January 30, 1999).

4.13	Form of Nine West Group Inc. Regulation S Global 5-1/2% Convertible Subordinated Note Due 2003 (incorporated by reference to Exhibit 4.4 of the Nine West Group Inc. Annual Report on Form 10-K for the 52 weeks ended January 30, 1999).

4.14	Indenture dated as of June 26, 1996, between Nine West Group Inc., as issuer, and Chemical Bank, as trustee, relating to Nine West's 5-1/2% Convertible Subordinated Notes Due 2003 (incorporated by reference to Exhibit 4.5 of the Nine West Group Inc. Annual Report on Form 10-K for the 52 weeks ended January 30, 1999).

4.15	Senior Note Indenture dated as of July 9, 1997, among Nine West Group Inc. and Nine West Development Corporation, Nine West Distribution Corporation, Nine West Footwear Corporation and Nine West Manufacturing Corporation, as Guarantors, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of the Nine West Group Inc. Registration Statement on Form S-4, filed on August 21, 1997 (Registration No. 333-34085)).

4.16	Supplemental Indenture, dated as of September 15, 1998, among Nine West Group Inc. and Nine West Manufacturing II Corporation, Nine West Development Corporation, Nine West Distribution Corporation, Nine West Footwear Corporation and Nine West Manufacturing Corporation, as Guarantors, and The Bank of New York, as Trustee under the Senior Note Indenture dated as of July 9, 1997 (incorporated by reference to Exhibit 4.7.1 of the Nine West Group Inc. Quarterly Report on Form 10-Q for the nine months ended October 31,1998).

4.17	Senior Subordinated Note Indenture dated as of July 9, 1997, among Nine West Group Inc. and Nine West Development Corporation, Nine West Distribution Corporation, Nine West Footwear Corporation and Nine West Manufacturing Corporation, as Guarantors, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 of the Nine West Group Inc. Registration Statement on Form S-4, filed on August 21, 1997 (Registration No. 333-34085)).

4.18	Supplemental Indenture dated as of September 15, 1998, among Nine West Group Inc. and Nine West Manufacturing II Corporation, the Existing Guarantors and The Bank of New York, as Trustee under the Senior Subordinated Note Indenture dated as of July 9, 1997 (incorporated by reference to Exhibit 4.8.1 of the Nine West Group Inc. Quarterly Report on Form 10-Q for the nine months ended October 31,1998).

4.19	Form of Nine West Group Inc. 8-3/8% Series B Senior Notes due 2005 (incorporated by reference to Exhibit 4.6 of the Nine West Group Inc. Registration Statement on Form S-4, filed on August 21, 1997 (Registration No. 333-34085)).

4.20	Form of Nine West Group Inc. 9% Series B Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.8 of the Nine West Group Inc. Registration Statement on Form S-4, filed on August 21, 1997 (Registration No. 333-34085)).

4.21	Form of Nine West Group Inc. Unrestricted Global 5-1/2% Convertible Subordinated Note Due 2003 (incorporated by reference to Amendment No. 1 to the Nine West Group Inc. Registration Statement on Form S-3/A, filed on August 21, 1997 (Registration No. 333-12545)).

4.22	Indenture dated as of February 1, 2001, among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc. and Nine West Group Inc., as Issuers and The Bank of New York, as Trustee, including Form of Zero Coupon Convertible Senior Notes due 2021 (incorporated by reference to Exhibit 4.22 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

Exhibit No.	Description of Exhibit
4.23	Registration Rights Agreement dated February 1, 2001 among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Group Inc., Salomon Smith Barney Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.23 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

4.24	Third Supplemental Indenture dated as of June 5, 2001, among McNaughton Apparel Group Inc., Norton McNaughton of Squire, Inc., Miss Erika, Inc., McNaughton Apparel Holdings Inc., and Jeri-Jo Knitwear, Inc., as Guarantors, and United States Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the six months ended July 7, 2001).

4.25	Fourth Supplemental Indenture dated as of June 19, 2001, among McNaughton Apparel Group Inc., Norton McNaughton of Squire, Inc., Miss Erika, Inc., McNaughton Apparel Holdings Inc., and Jeri-Jo Knitwear, Inc., as Guarantors, MCN Acquisition Corp., and United States Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.2 of our Quarterly Report on Form 10-Q for the six months ended July 7, 2001).

4.26*	Fifth Supplemental Indenture dated as of December 5, 2001, among McNaughton Apparel Group Inc., Norton McNaughton of Squire, Inc., Miss Erika, Inc., McNaughton Apparel Holdings Inc. and Jeri-Jo Knitwear, Inc., as Guarantors, and United States Trust Company of New York, as trustee.

10.1	Form of 1991 Stock Option Plan (incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S-1 filed on April 3, 1991 (Registration No. 33-39742).+
10.2	Form of 1996 Stock Option Plan (incorporated by reference to Exhibit 10.33 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1996).+
10.3	Form of 1999 Stock Incentive Plan (incorporated by reference to Annex A of our Proxy Statement for our 2000 Annual Meeting of Stockholders).+
10.4	License Agreement dated October 18, 1995, between Jones Apparel Group, Inc. and Polo Ralph Lauren, L.P. (incorporated by reference to Exhibit 10.40 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1996).#

10.5	Design Services Agreement dated October 18, 1995, between Jones Apparel Group, Inc. and Polo Ralph Lauren, L.P. (incorporated by reference to Exhibit 10.41 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1996).#

10.6	License Agreement dated as of August 1, 1995, between PRL USA, Inc., as assignee of Polo Ralph Lauren Corporation, successor to Polo Ralph Lauren, L.P., and Sun Apparel, Inc., as amended (incorporated by reference to Exhibit 10.53 of our Quarterly Report on Form 10-Q for the nine months ended September 27, 1998).#

10.7	Design Services Agreement dated as of August 1, 1995, between Polo Ralph Lauren Corporation, successor to Polo Ralph Lauren, L.P., and Sun Apparel, Inc., as amended (incorporated by reference to Exhibit 10.54 of our Quarterly Report on Form 10-Q for the nine months ended September 27, 1998).#

10.8	Employment Agreement dated September 10, 1998, between SAI Acquisition Corp. and Eric A. Rothfeld (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated September 24, 1998).+

10.9	License Agreement dated May 11, 1998, between Jones Apparel Group, Inc. and Polo Ralph Lauren, L.P. (incorporated by reference to Exhibit 10.53 of our Quarterly Report on Form 10-Q for the fiscal nine months ended September 27, 1998).#

10.10	Design Services Agreement dated May 11, 1998, between Jones Apparel Group, Inc. and Polo Ralph Lauren, L.P. (incorporated by reference to Exhibit 10.54 of our Quarterly Report on Form 10-Q for the fiscal nine months ended September 27, 1998).#

10.11	Five-Year Credit Agreement dated as of June 15, 1999, among Jones Apparel Group USA, Inc. and the Additional Obligors referred to therein, the Lenders referred to therein, and First Union National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the six months ended July 4, 1999).

10.12	Jones Apparel Group, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 4.5 of our Registration Statement on Form S-8, filed on August 23, 1999 (Registration No. 333-85795)).+
10.13	Jones Apparel Group, Inc. Executive Annual Incentive Plan (incorporated by reference to Annex B of our Proxy Statement for our 1999 Annual Meeting of Stockholders).+
10.14	Third Amended and Restated 364-Day Credit Agreement dated as of June 13, 2000, among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein, Chase Securities Inc. and Salomon Smith Barney Inc., as Joint Lead Arrangers, First Union National Bank, as Administrative Agent, and The Chase Manhattan Bank and Citibank, N.A., as Syndication Agents (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the six months ended July 2, 2000).

Exhibit No.	Description of Exhibit
10.15	Employment Agreement dated as of July 1, 2000, between Jones Apparel Group, Inc. and Sidney Kimmel (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the nine months ended October 1, 2000).+

10.16	Employment Agreement dated as of July 1, 2000, between Jones Apparel Group, Inc. and Jackwyn Nemerov (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the nine months ended October 1, 2000).+

10.17	Employment Agreement dated as of July 1, 2000, between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the nine months ended October 1, 2000).+

10.18	Fourth Amended and Restated 364-Day Credit Agreement dated as of June 12, 2001, among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein, J.P. Morgan Securities Inc. and Salomon Smith Barney Inc., as Co-Lead Arrangers and Joint Bookrunners, First Union National Bank, as Administrative Agent, The Chase Manhattan Bank and Citibank, N.A., as Syndication Agents and Fleet National Bank and Bank of America, N.A., as Documentation Agents (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the six months ended July 7, 2001).

10.19	Employment Agreement dated as of July 1, 2001, between Jones Apparel Group, Inc. and Irwin Samelman (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the six months ended July 7, 2001).+

10.20*	Amended and Restated Employment Agreement dated March 11, 2002, between Jones Apparel Group, Inc. and Peter Boneparth.+
10.21	Buying Agency Agreement dated August 31, 2001, between Nine West Group Inc. and Bentley HSTE Far East Services Limited (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the nine months ended October 6, 2001).

10.22*	Buying Agency Agreement dated November 30, 2001, between Nine West Group Inc. and Bentley HSTE Far East Services, Limited.
10.23*	Employment Agreement dated as of October 1, 2001, between Jones Apparel Group, Inc. and Rhonda Brown.+
99.1	Decision and Order of the Federal Trade Commission In the Matter of Nine West Group Inc., Docket No. C-3937, dated April 11, 2000 (incorporated by reference to Exhibit 99.1 of our Quarterly Report on Form 10-Q for the three months ended April 2, 2000).

11*	Computation of Earnings per Share.
12*	Computation of Ratio of Earnings to Fixed Charges.
21*	List of Subsidiaries.
23*	Consent of BDO Seidman, LLP.

____________________

* Filed herewith.
# Portions deleted pursuant to application for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.
+ Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Jones Apparel Group, Inc.
New York, New York

The audits referred to in our report dated February 1, 2002, except as to "Subsequent Event" which is as of March 19, 2002, relating to the consolidated financial statements of Jones Apparel Group, Inc. and subsidiaries which is contained in Item 8 of Form 10-K, included the audits of the financial statements schedule listed in the accompanying index for each of the three years ended December 31, 2001. The financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on the financial statements schedule based upon our audits.

In our opinion, such financial statements schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, New York
February 1, 2002
Except as to "Subsequent Event"
which is as of March 19, 2002

SCHEDULE II
                                     JONES APPAREL GROUP, INC.
                                 VALUATION AND QUALIFYING ACCOUNTS
                           YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                                           (In Millions)

           Column A                   Column B             Column C            Column D     Column E
-------------------------------      ----------   -------------------------   ----------   ---------
                                                         Additions
                                                  -------------------------
                                     Balance at   Charged to    Charged to                 Balance
                                     beginning    costs and     other         Deductions   at end of
Description                          of period    expenses      accounts          (1)      period
------------                         ----------   ----------    -----------   ----------   ---------

For the year ended
  December 31, 1999:
    Allowance for doubtful accounts      $ 3.3        $5.4       $20.5 (2)       $ 2.6      $26.6

For the year ended
  December 31, 2000:
    Allowance for doubtful accounts      $26.6        $  -       $   -           $14.2      $12.4

For the year ended
  December 31, 2001:
    Allowance for doubtful accounts      $12.4        $3.3       $ 0.9 (3)       $ 4.9      $11.7

(1)  Doubtful accounts written off against accounts receivable.
(2)  Addition due to the acquisition of Nine West Group Inc. on June 15, 1999.
(3)  Addition due to the acquisition of McNaughton Apparel Group, Inc. on June 19, 2001.