Form 10-Q
period 2002-04-06
JONES APPAREL GROUP INC
filed 2002-05-17
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 6, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock $.01 par value	Outstanding at May 15, 2002 128,787,927

JONES APPAREL GROUP, INC.

DEFINITIONS

    As used in this Report, unless the context requires otherwise, "our," "us" and "we" means Jones Apparel Group, Inc. and consolidated subsidiaries, "Sun" means Sun Apparel, Inc., "Nine West" means Nine West Group Inc., "Victoria" means Victoria + Co Ltd., "Judith Jack" means Judith Jack, LLC (acquired April 26, 2001), "McNaughton" means McNaughton Apparel Group Inc. (acquired June 19, 2001), "Gloria Vanderbilt" means Gloria Vanderbilt Apparel Corp. (acquired April 8, 2002), "FASB" means the Financial Accounting Standards Board, "SFAS" means Statement of Financial Accounting Standards and "SEC" means the United States Securities and Exchange Commission. The results of Judith Jack and McNaughton are included in our operating results from the respective dates of acquisition and, therefore, our operating results for all periods presented are not comparable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in millions except per share data)
	April 6, 2002	December 31, 2001
(Unaudited)
ASSETS CURRENT ASSETS: Cash and cash equivalents Accounts receivable, net of allowance for doubtful accounts of $12.1 and $11.7 Inventories Deferred taxes Prepaid expenses and other current assets	$ 143.3 585.1 478.9 64.3 45.6	$ 76.5 395.8 572.9 62.1 33.7
        TOTAL CURRENT ASSETS

PROPERTY, PLANT AND EQUIPMENT, at cost, less
    accumulated depreciation and amortization
GOODWILL, less accumulated amortization
OTHER INTANGIBLES, at cost, less accumulated
    amortization
OTHER ASSETS	1,317.2 246.6 1,369.8 509.8 79.7	1,141.0 242.5 1,368.4 533.3 88.3
	$ 3,523.1	$ 3,373.5
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term debt and current portion of long-term
        debt and capital lease obligations
    Accounts payable
    Income taxes payable
    Accrued employee compensation and
      severance payments
    Accrued expenses and other current liabilities
TOTAL CURRENT LIABILITIES	$ 8.3 181.3 67.8 49.7 122.1 429.2	$ 7.7 216.7 7.0 42.4 104.4 378.2
NONCURRENT LIABILITIES: Long-term debt Obligations under capital leases Deferred taxes Other TOTAL NONCURRENT LIABILITIES TOTAL LIABILITIES	952.7 28.0 66.5 33.0 1,080.2 1,509.4	949.5 27.1 80.8 32.5 1,089.9 1,468.1
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value - shares authorized 1.0;
        none issued
    Common stock, $.01 par value - shares authorized
        200.0; issued 143.2 and 142.0
    Additional paid-in capital
    Retained earnings
    Accumulated other comprehensive income (loss)
	- 1.4 1,012.6 1,391.0 (0.2)	- 1.4 974.3 1,320.3 0.5
Less treasury stock, 16.3 shares, at cost	2,404.8 (391.1)	2,296.5 (391.1)
TOTAL STOCKHOLDERS' EQUITY	2,013.7	1,905.4
	$ 3,523.1	$ 3,373.5

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Income
(Unaudited)
(All amounts in millions except per share data)
Fiscal Quarter Ended
	April 6, 2002	April 7, 2001
Net sales Licensing income (net)	$ 1,120.3 6.6	$ 1,072.3 5.4
Total revenues Cost of goods sold	1,126.9 678.5	1,077.7 630.4
Gross profit Selling, general and administrative expenses Executive compensation obligations Amortization of goodwill	448.4 265.5 31.2 -	447.3 257.3 - 9.6
Operating income Interest income Interest expense and financing costs	151.7 (0.3) 16.3	180.4 (1.7) 22.8
Income before provision for income taxes Provision for income taxes	135.7 51.2	159.3 62.9
Income before cumulative effect of change in accounting principle Cumulative effect of change in accounting for intangible assets, net of tax	84.5 13.8	96.4 -
Net income	$ 70.7	$ 96.4
Earnings per share Basic Income before cumulative effect of change in accounting principle Cumulative effect of change in accounting for intangible assets	$0.67 0.11	$0.80 -
Basic earnings per share	$0.56	$0.80
Diluted Income before cumulative effect of change in accounting principle Cumulative effect of change in accounting for intangible assets	$0.63 0.10	$0.75 -
Basic earnings per share	$0.53	$0.75
Weighted average common shares and share equivalents outstanding Basic Diluted	126.2 137.3	120.7 130.4

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited)
(All amounts in millions)

	Total stock- holders' equity	Common stock	Additional paid-in capital	Retained earnings	Accumu- lated other compre- hensive income (loss)	Treasury stock
Balance, January 1, 2001:	$ 1,477.2	$ 1.4	$ 752.0	$ 1,084.1	$ (2.4)	$ (357.9)
Fiscal quarter ended April 7, 2001:
  Comprehensive income:
    Net income
    Gain on termination of interest
      rate hedges
    Reclassification adjustment for
      gains included in net income
    Foreign currency translation adjustments

Total comprehensive income	96.4 8.3 (0.2) (0.7) 103.8	- - - -	- - - -	96.4 - - -	- 8.3 (0.2) (0.7)	- - - -
Amortization of deferred compensation in connection with executive stock options Exercise of stock options Tax benefit derived from exercise of stock options Treasury stock acquired	0.1 28.3 9.9 (69.0)	- - - -	0.1 28.3 9.9 -	- - - -	- - - -	- - - (69.0)
Balance, April 7, 2001	$ 1,550.3	$ 1.4	$ 790.3	$ 1,180.5	$ 5.0	$ (426.9)
Balance, January 1, 2002:	$ 1,905.4	$ 1.4	$ 974.3	$ 1,320.3	$ 0.5	$ (391.1)
Fiscal quarter ended April 6, 2002: Comprehensive income: Net income Change in fair value of cash flow hedges Reclassification adjustment for gains included in net income Total comprehensive income	70.7 (0.3) (0.4) 70.0	- - -	- - -	70.7 - -	- (0.3) (0.4)	- - -
Amortization of deferred compensation in connection with executive stock options Exercise of stock options Tax benefit derived from exercise of stock options	7.5 26.0 4.8	- - -	7.5 26.0 4.8	- - -	- - -	- - -
Balance, April 6, 2002	$ 2,013.7	$ 1.4	$ 1,012.6	$ 1,391.0	$ (0.2)	$ (391.1)

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(All amounts in millions)
	Fiscal Quarter Ended
	April 6, 2002	April 7, 2001
CASH FLOWS FROM OPERATING ACTIVITIES: Net income	$ 70.7	$ 96.4
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
    Cumulative effect of change in accounting for
      intangible assets
    Amortization of goodwill
    Amortization of original issue discount
    Depreciation and other amortization
    Provision for losses on accounts receivable
    Deferred taxes
    Other
    Changes in operating assets and liabilities:
      Accounts receivable
      Inventories
      Prepaid expenses and other current assets
      Other assets
      Accounts payable
      Income taxes payable
Accrued expenses and other liabilities	13.8 - 3.6 21.8 0.8 (7.0) 0.4 (190.1) 94.1 (12.2) 6.0 (11.1) 65.5 0.9	- 9.6 2.3 17.3 2.0 0.6 2.3 (229.1) (47.7) 7.2 2.9 (6.1) 60.6 (25.0)
Total adjustments	(13.5)	(203.1)
Net cash provided by (used in) operating activities	57.2	(106.7)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures
  Payments relating to acquisition of Victoria
  Proceeds from sale of Nine West United Kingdom
    operations
  Repayment of loans to officers
  Acquisition of intangibles
Other	(14.5) (2.0) - 2.0 - 0.3	(12.5) - 28.0 18.0 (1.0) (0.7)
Net cash (used in) provided by investing activities	(14.2)	31.8
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Zero Coupon Convertible Senior Notes,
    net of discount and debt issuance costs
  Net payments under long-term credit facilities
  Repurchase of 6.25% Senior Notes
  Proceeds from termination of interest rate swaps
  Principal payments on capital leases
  Purchases of treasury stock
Proceeds from exercise of stock options	- (0.7) - - (1.5) - 26.0	393.1 (236.2) (16.1) 8.3 (1.2) (69.0) 28.3
Net cash provided by financing activities	23.8	107.2
EFFECT OF EXCHANGE RATES ON CASH	-	0.8
NET INCREASE IN CASH AND CASH EQUIVALENTS CASH AND CASH EQUIVALENTS, BEGINNING	66.8 76.5	33.1 60.5
CASH AND CASH EQUIVALENTS, ENDING	$143.3	$ 93.6

See accompanying notes to consolidated financial statements

JONES APPAREL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Jones Apparel Group, Inc. and its wholly-owned subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the footnotes therein included within our Annual Report on Form 10-K. The results of Judith Jack and McNaughton are included in our operating results from the date of acquisition and, therefore, our operating results for the periods presented are not comparable.

    In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to conform prior year data with the current presentation. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 2002.

GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS No. 142

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which changed the accounting for goodwill and other intangible assets from an amortization method to an impairment-only approach. Upon our adoption of SFAS No. 142 on January 1, 2002, we ceased amortizing our trademarks without determinable lives and our goodwill. As prescribed under SFAS No. 142, we had our goodwill and trademarks tested for impairment during the first fiscal quarter of 2002.

    Due to market conditions resulting from a sluggish economy compounded by the aftereffects of the events of September 11, 2001, we revised our earnings forecasts for future years for several of our trademarks and licenses. As a result, the fair market value of these assets (as appraised by an independent third party) was lower than their carrying value as of December 31, 2001. We accordingly recorded an after-tax impairment charge of $13.8 million, which is reported as a cumulative effect of change in accounting principle resulting from the adoption of SFAS No. 142.

    The components of other intangible assets are as follows:

(In millions)	April 6, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets License agreements Covenant not to compete	$ 42.3 2.9	$ 11.9 1.2	$ 44.3 2.9	$ 11.9 1.1
Unamortized trademarks	45.2 477.7	13.1 -	47.2 499.1	13.0 -
	$ 522.9	$ 13.1	$ 546.3	$ 13.0

    Amortization expense for intangible assets subject to amortization for each of the years in the five-year period ending December 31, 2006 is estimated to be $4.1 million in 2002, $4.0 million in 2003, $4.0 million in 2004, $3.5 million in 2005 and $1.6 million in 2006.

    The following table presents a comparison of net income and earnings per share for the fiscal quarter ended April 6, 2002 to the respective adjusted amounts for the fiscal quarter ended April 7, 2001 that would have been reported had SFAS No. 142 been in effect during 2001.

(In millions except per share amounts)

Fiscal Quarter Ended:	April 6, 2002	April 7, 2001
Reported net income Add back goodwill amortization Add back trademark amortization	$70.7 - -	$96.4 9.6 1.9
Adjusted net income	$70.7	$107.9
Earnings per share - basic Reported net income Goodwill amortization Trademark amortization	$0.56 - -	$0.80 $0.07 $0.02
Adjusted net income	$0.56	$0.89
Earnings per share - diluted Reported net income Goodwill amortization Trademark amortization	$0.53 - -	$0.75 $0.07 $0.02
Adjusted net income	$0.53	$0.84

ACCRUED RESTRUCTURING COSTS

    In connection with the acquisitions of Nine West, Judith Jack and McNaughton, we assessed and formulated plans to restructure certain operations of each company. These plans involved the closure of manufacturing facilities, certain offices, foreign subsidiaries, and selected domestic and international retail locations. The objectives of the plans were to eliminate unprofitable or marginally profitable lines of business and reduce overhead expenses. The accrual of these costs and liabilities is as follows:

(In millions)	Balance at December 31, 2001	Net Additions (Reductions)	Utilized	Balance at April 6, 2002
Severance and other employee costs Consolidation of facilities	$ 11.2 4.2	$ - -	$ 2.1 1.1	$ 9.1 3.1
Total	$ 15.4	$ -	$ 3.2	$ 12.2

    Estimated severance payments and other employee costs of $9.1 million accrued at April 6, 2002 relate to the remaining estimated severance for an estimated 163 employees at locations to be closed. Employee groups affected (totaling an estimated 248 employees) include accounting, administrative, customer service, manufacturing, production, warehouse and management personnel at locations closed or to be closed and duplicate corporate headquarters management and administrative personnel. During the fiscal quarter ended April 6, 2002, $2.1 million of the reserve was utilized (relating to severance and related costs for approximately 78 employees).

    The $3.1 million accrued at April 6, 2002 for the consolidation of facilities relates primarily to expected costs to be incurred, including lease obligations, for closing certain acquired facilities in connection with consolidating their operations into our other existing facilities.

    Our plans have not been finalized in all areas, and additional restructuring costs may result as we continue to evaluate and assess the impact of duplicate responsibilities, warehouses and office locations. Any additional costs relating to Judith Jack identified before April 26, 2002 and McNaughton identified before June 19, 2002 will be recorded as additional goodwill; after that date, additional costs will be charged to operations in the period in which they occur. Any additional costs relating to Nine West will be charged to operations in the period in which they occur.

INVENTORIES

    Inventories are summarized as follows (in millions):

	April 6, 2002	December 31, 2001
Raw materials Work in process Finished goods	$ 39.7 35.8 403.4	$ 22.2 31.4 519.3
	$ 478.9	$ 572.9

DERIVATIVES

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," subsequently amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (as amended, hereinafter referred to as "SFAS 133") establishes accounting and reporting standards for derivative instruments. Specifically, SFAS 133 requires us to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

    Our primary objectives for holding derivative financial instruments have historically been to manage foreign currency and interest rate risks. We currently use foreign currency-based derivatives and interest rate swaps to hedge both the fair value of recognized assets or liabilities (a "fair value" hedge) and the variability of anticipated cash flows of a forecasted transaction (a "cash flow" hedge). Fair value hedges are entered into in order to hedge the fair value of recognized assets or liabilities denominated in non-functional currencies. Cash flow hedges are entered into in order to hedge forecasted inventory purchases and royalty payments that are denominated in non-functional currencies. The terms of foreign currency-based derivative instruments are generally less than 12 months; the terms of interest rate swaps are matched to the maturity date of the underlying debt instrument.

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

    During the fiscal quarter ended April 6, 2002, no material amounts were reclassified from other comprehensive income to earnings relating to cash flow hedges. If foreign currency exchange rates or interest rates do not change from their April 6, 2002 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months also will not be material. The actual amounts that will be reclassified to earnings over the next 12 months could vary, however, as a result of changes in market conditions.

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

STATEMENT OF CASH FLOWS

Fiscal Quarter Ended: (In millions)	April 6, 2002	April 7, 2001
Supplemental disclosures of cash flow information: Cash paid (received) during the period for: Interest Income taxes, net of refunds	$ 7.2 (7.5)	$ 17.8 1.4
Supplemental disclosures of non-cash investing and financing activities: Tax benefits related to exercise of stock options Equipment acquired through capital lease financing	4.8 3.0	9.8 -

SEGMENT INFORMATION

    We identify operating segments based on, among other things, the way our management organizes the components of our business for purposes of allocating resources and assessing performance. With the addition of McNaughton in 2001 and the recent acquisition of Gloria Vanderbilt, we have redefined our reportable operating segments. Our operations are now comprised of four reportable segments: wholesale better apparel, wholesale moderate apparel, wholesale footwear and accessories, and retail. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores; the retail segment includes operations by our own stores. We define segment profit as operating income before interest expense, income taxes and (for periods prior to January 1, 2002) amortization of goodwill. Summarized below are our segment revenues, income (loss) and total assets by reportable segments for the fiscal quarter ended April 6, 2002 and restated segment revenues, income (loss) and total assets by reportable segments for the fiscal quarter ended April 7, 2001.

(In millions)	Wholesale Better Apparel	Wholesale Moderate Apparel	Wholesale Footwear & Accessories	Retail	Other & Elim- inations	Consolidated
For the fiscal quarter ended April 6, 2002 Revenues from external customers Intersegment revenues	$ 474.0 29.8	$ 256.5 1.4	$ 233.9 22.5	$ 155.9 -	$ 6.6 (53.7)	$ 1,126.9 -
Total revenues	503.8	257.9	256.4	155.9	(47.1)	1,126.9
Segment income	$ 108.1	$ 46.9	$ 31.0	$ 6.6	$ (40.9)	151.7
Net interest expense						(16.0)
Income before provision for income taxes						$ 135.7

For the fiscal quarter ended April 7, 2001 Revenues from external customers Intersegment revenues	$ 538.9 25.6	$ 78.7 6.1	$ 294.1 25.6	$ 160.6 -	$ 5.4 (57.3)	$ 1,077.7 -
Total revenues	564.5	84.8	319.7	160.6	(51.9)	1,077.7
Segment income	$ 123.9	$ 5.6	$ 71.6	$ 2.1	$ (13.2)	190.0
Amortization of goodwill Net interest expense						(9.6) (21.1)
Income before provision for income taxes						$ 159.3

Total Assets April 6, 2002 April 7, 2001	$1,683.7 1,973.2	$ 796.0 246.4	$ 1,160.0 1,245.0	$ 306.5 326.4	$ (423.1) (553.5)	$ 3,523.1 3,237.5

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

Condensed Consolidating Balance Sheets
(In millions)

                                                              April 6, 2002                            December 31, 2001
                                                -----------------------------------------  -----------------------------------------
                                                                         Elim-      Cons-                           Elim-      Cons-
                                                  Issuers    Others   inations   olidated    Issuers    Others   inations   olidated
                                                -----------------------------------------  -----------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                     $   122.5 $    20.8 $        -  $   143.3  $    24.5 $    52.0 $        -  $    76.5
  Accounts receivable - net                         369.7     215.4          -      585.1      251.9     143.9          -      395.8
  Inventories                                       296.8     197.8      (15.7)     478.9      351.9     230.4       (9.4)     572.9
  Prepaid and refundable income taxes                 3.7       1.4       (5.1)         -        4.0         -       (4.0)         -
  Deferred taxes                                     35.5      28.8          -       64.3       35.6      26.6       (0.1)      62.1
  Prepaid expenses and other current assets          30.4      15.2          -       45.6       20.8      12.9          -       33.7
                                                -----------------------------------------  -----------------------------------------
     TOTAL CURRENT ASSETS                           858.6     479.4      (20.8)   1,317.2      688.7     465.8      (13.5)   1,141.0

Property, plant and equipment - net                 164.5      82.1          -      246.6      166.0      76.5          -      242.5
Due from affiliates                                 595.7     391.5     (987.2)         -      595.9     349.7     (945.6)         -
Goodwill - net                                      646.3     723.5          -    1,369.8      646.3     722.1          -    1,368.4
Other intangibles - net                             254.3     255.5          -      509.8      267.1     266.2          -      533.3
Investments in subsidiaries                       2,695.6      24.9   (2,720.5)         -    2,521.2      24.4   (2,545.6)         -
Deferred taxes                                       14.2         -      (14.2)         -       10.7         -      (10.7)         -
Other assets                                         50.8      28.9          -       79.7       58.1      30.2          -       88.3
                                                -----------------------------------------  -----------------------------------------
                                                $ 5,280.0 $ 1,985.8 $ (3,742.7) $ 3,523.1  $ 4,954.0 $ 1,934.9 $ (3,515.4) $ 3,373.5
                                                =========================================  =========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt and
    capital lease obligations                   $     6.8 $     1.5 $        -  $     8.3  $     6.2 $     1.5 $        -  $     7.7
  Accounts payable                                  116.1      65.2          -      181.3      152.7      64.0          -      216.7
  Income taxes payable                               47.7      25.2       (5.1)      67.8        5.8       5.2       (4.0)       7.0
  Accrued expenses and other current liabilities    119.3      52.5          -      171.8       85.9      61.0       (0.1)     146.8
                                                -----------------------------------------  -----------------------------------------
    TOTAL CURRENT LIABILITIES                       289.9     144.4       (5.1)     429.2      250.6     131.7       (4.1)     378.2
                                                -----------------------------------------  -----------------------------------------
NONCURRENT LIABILITIES:
  Long-term debt                                    945.0       7.7          -      952.7      941.5       8.0          -      949.5
  Obligations under capital leases                   28.0         -          -       28.0       27.1         -          -       27.1
  Deferred taxes                                     13.3      67.4      (14.2)      66.5       40.8      50.7      (10.7)      80.8
  Due to affiliates                                 374.3     612.9     (987.2)         -      337.2     608.4     (945.6)         -
  Other                                              29.3       3.7          -       33.0       28.5       4.0          -       32.5
                                                -----------------------------------------  -----------------------------------------
    TOTAL NONCURRENT LIABILITIES                  1,389.9     691.7   (1,001.4)   1,080.2    1,375.1     671.1     (956.3)   1,089.9
                                                -----------------------------------------  -----------------------------------------
    TOTAL LIABILITIES                             1,679.8     836.1   (1,006.5)   1,509.4    1,625.7     802.8     (960.4)   1,468.1
                                                -----------------------------------------  -----------------------------------------
STOCKHOLDERS' EQUITY:
  Common stock and additional paid-in capital     2,116.2     818.3   (1,920.5)   1,014.0    2,061.0     835.3   (1,920.6)     975.7
  Retained earnings                               1,867.2     338.2     (814.4)   1,391.0    1,648.8     303.7     (632.2)   1,320.3
  Accumulated other comprehensive income (loss)       7.9      (6.8)      (1.3)      (0.2)       9.6      (6.9)      (2.2)       0.5
                                                -----------------------------------------  -----------------------------------------
                                                  3,991.3   1,149.7   (2,736.2)   2,404.8    3,719.4   1,132.1   (2,555.0)   2,296.5
  Less treasury stock                              (391.1)        -          -     (391.1)    (391.1)        -          -     (391.1)
                                                -----------------------------------------  -----------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                    3,600.2   1,149.7   (2,736.2)   2,013.7    3,328.3   1,132.1   (2,555.0)   1,905.4
                                                -----------------------------------------  -----------------------------------------
                                                $ 5,280.0 $ 1,985.8 $ (3,742.7) $ 3,523.1  $ 4,954.0 $ 1,934.9 $ (3,515.4) $ 3,373.5
                                                =========================================  =========================================

Condensed Consolidating Statements of Income
(In millions)

                                                   Fiscal Quarter Ended April 6, 2002         Fiscal Quarter Ended April 7, 2001
                                                -----------------------------------------  -----------------------------------------
                                                                         Elim-      Cons-                           Elim-      Cons-
                                                  Issuers    Others   inations   olidated    Issuers    Others   inations   olidated
                                                -----------------------------------------  -----------------------------------------

Net sales                                       $   759.2   $ 388.2    $ (27.1) $ 1,120.3  $   870.7   $ 234.8   $  (33.2) $ 1,072.3
Licensing income (net)                                3.9       2.7          -        6.6        2.4       3.0          -        5.4
                                                -----------------------------------------  -----------------------------------------
  Total revenues                                    763.1     390.9      (27.1)   1,126.9      873.1     237.8      (33.2)   1,077.7
Cost of goods sold                                  437.5     264.1      (23.1)     678.5      510.2     147.2      (27.0)     630.4
                                                -----------------------------------------  -----------------------------------------
  Gross profit                                      325.6     126.8       (4.0)     448.4      362.9      90.6       (6.2)     447.3
Selling, general and administrative expenses        233.2      61.3        2.2      296.7      211.9      44.6        0.8      257.3
Amortization of goodwill                                -         -          -          -        9.4       0.2          -        9.6
                                                -----------------------------------------  -----------------------------------------
  Operating income                                   92.4      65.5       (6.2)     151.7      141.6      45.8       (7.0)     180.4
Net interest expense (income) and financing costs    11.8       4.2          -       16.0       23.8      (2.7)         -       21.1
                                                -----------------------------------------  -----------------------------------------
  Income before provision for income taxes,
    equity in earnings of subsidiaries and
    cumulative effect of change in
    accounting principle                             80.6      61.3       (6.2)     135.7      117.8      48.5       (7.0)     159.3
Provision for income taxes                           29.8      21.4          -       51.2       45.6      17.3          -       62.9
Equity in earnings of subsidiaries                 (175.5)     (0.5)     176.0          -     (199.6)     (0.7)     200.3          -
                                                -----------------------------------------  -----------------------------------------
  Income before cumulative effect of
    change in accounting principle                  226.3      40.4     (182.2)      84.5      271.8      31.9     (207.3)      96.4
Cumulative effect of change in accounting for
  intangible assets, net of tax                       7.9       5.9          -       13.8          -         -          -          -
                                                -----------------------------------------  -----------------------------------------
  Net income                                    $   218.4   $  34.5   $ (182.2) $    70.7  $   271.8   $  31.9   $ (207.3) $    96.4
                                                =========================================  =========================================

Condensed Consolidating Statements of Cash Flows
(In millions)

                                                   Fiscal Quarter Ended April 6, 2002         Fiscal Quarter Ended April 7, 2001
                                                -----------------------------------------  -----------------------------------------
                                                                        Elim-       Cons-                          Elim-       Cons-
                                                  Issuers    Others  inations    olidated    Issuers    Others  inations    olidated
                                                -----------------------------------------  -----------------------------------------

Net cash provided by (used in)
  operating activities                          $    40.6    $ 16.6  $      -   $    57.2  $    69.7   $  (0.4)  $(176.0)   $ (106.7)
                                                -----------------------------------------  -----------------------------------------
Cash flows from investing activities:
  Capital expenditures                               (4.4)    (10.1)        -       (14.5)      (6.2)     (6.3)        -       (12.5)
  Payments relating to Victoria acquisition          (2.0)        -         -        (2.0)         -         -         -           -
  Proceeds from sale of Nine West UK operations         -         -         -           -       28.0         -         -        28.0
  Acquisition of intangibles                            -         -         -           -       (1.0)        -         -        (1.0)
  Repayments of loans to officers                     2.0         -         -         2.0       18.0         -         -        18.0
  Other                                               0.3         -         -         0.3       (0.7)        -         -        (0.7)
                                                -----------------------------------------  -----------------------------------------
  Net cash provided by (used in)
    investing activities                             (4.1)    (10.1)        -       (14.2)      38.1      (6.3)        -        31.8
                                                -----------------------------------------  -----------------------------------------

Cash flows from financing activities:
  Issuance of Zero Coupon Convertible Senior
    Notes, net                                          -         -         -           -      393.1         -         -       393.1
  Net payments under various credit facilities       (0.4)     (0.3)        -        (0.7)    (227.1)     (9.1)        -      (236.2)
  Repurchase of 6.25% Senior Notes                      -         -         -           -      (16.1)        -         -       (16.1)
  Proceeds from termination of interest rate swaps      -         -         -           -        8.3         -         -         8.3
  Principal payments on capital leases               (1.4)     (0.1)        -        (1.5)      (1.0)     (0.2)        -        (1.2)
  Purchases of treasury stock                           -         -         -           -      (69.0)        -         -       (69.0)
  Proceeds from exercise of stock options            26.0         -         -        26.0       28.3         -         -        28.3
  Dividends paid to affiliates                          -         -         -           -          -    (176.0)    176.0           -
  Net intercompany borrowings (payments)             37.3     (37.3)        -           -     (247.6)    247.6         -           -
                                                -----------------------------------------  -----------------------------------------
  Net cash provided by (used in) financing
    activities                                       61.5     (37.7)        -        23.8     (131.1)     62.3     176.0       107.2
                                                -----------------------------------------  -----------------------------------------

Effect of exchange rates on cash                        -         -         -           -        0.2       0.6         -         0.8
                                                -----------------------------------------  -----------------------------------------

Net increase (decrease) in cash and cash
  equivalents                                        98.0     (31.2)        -        66.8      (23.1)     56.2         -        33.1
Cash and cash equivalents, beginning                 24.5      52.0         -        76.5       45.5      15.0         -        60.5
                                                -----------------------------------------  -----------------------------------------
Cash and cash equivalents, ending               $   122.5   $  20.8  $      -    $  143.3  $    22.4   $  71.2   $     -   $    93.6
                                                =========================================  =========================================

EARNINGS PER SHARE

    The computation of basic and diluted earnings per share is as follows:

Fiscal Quarter Ended
(In millions except per share amounts)	April 6, 2002	April 7, 2001
Basic Net income Weighted average common shares outstanding	$ 70.7 126.2	$ 96.4 120.7
Basic earnings per share	$ 0.56	$ 0.80
Diluted Net income Add: interest expense associated with convertible notes, net of tax benefit	$ 70.7 2.3	$ 96.4 1.4
Income available to common shareholders	$ 73.0	$ 97.8
Weighted average common shares outstanding Effect of dilutive securities: Employee stock options Assumed conversion of convertible notes	126.2 3.2 7.9	120.7 4.4 5.3
Weighted average common shares and share equivalents outstanding	137.3	130.4
Diluted earnings per share	$ 0.53	$ 0.75

SHORT-TERM BOND TRANSACTION

    In December 2001, we entered into a transaction relating to the short sale of $157.9 million of U. S. Treasury Securities. The transaction, which is expected to close in August 2002, was intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. As a result of this transaction, we recorded a short-term capital gain of $4.2 million and related interest income of $0.5 million and interest expense and fees of $4.8 million for the fiscal quarter ended April 6, 2002. The net effect of $0.1 million is included in the statement of operations as interest expense. We have placed the proceeds from the short sale into an interest-bearing collateral account to provide for our obligation to repurchase the U. S. Treasury Securities (which had a market value of $166.8 million at April 6, 2002) on or before November 15, 2002. At April 6, 2002, the net excess of funds in the collateral account over the obligation to repurchase the securities is $1.9 million, which is included in prepaid expenses and other current assets.

ACQUISITIONS

    On April 8, 2002, we acquired 100% of the common stock of Gloria Vanderbilt and also the Gloria Vanderbilt (and related) trademarks and third-party licenses from Gloria Vanderbilt Trademark B.V. Gloria Vanderbilt is a leading designer, marketer and distributor of women's moderately priced stretch and twill jeanswear. Gloria Vanderbilt markets its products nationwide to national chains, department stores, mass merchants, and specialty retailers. Brands include Gloria Vanderbilt and junior product marketed under the GLO brand name. Licensed products under the Gloria Vanderbilt brand include footwear, watches, socks, sleepwear, outerwear, swimwear and hair accessories.

    The aggregate purchase price was $100.4 million, which included $80.4 million in cash payments and 562,947 shares of our common stock valued at $35.564 (the average price for the week in which the acquisition was announced). The purchase price will be allocated to the acquired assets and liabilities, tangible and intangible, with the excess of the purchase price over the fair value of the net assets acquired allocated to goodwill and property based on estimates of fair values. The prior shareholders of Gloria Vanderbilt will also be entitled to receive a future payment in the form of cash and/or common stock if certain earnings targets are achieved for the one year following the closing of the transaction. We also assumed approximately $43.7 million of Gloria Vanderbilt's funded debt and accrued interest that we have subsequently refinanced. Gloria Vanderbilt's results will be included in our wholesale moderate apparel segment subsequent to the acquisition date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    The following discussion provides information and analysis of our results of operations for the fiscal quarters ended April 6, 2002 and April 7, 2001, respectively, and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and notes thereto included elsewhere herein.

    We identify operating segments based on, among other things, the way our management organizes the components of our business for purposes of allocating resources and assessing performance. With the addition of McNaughton in 2001 and the recent acquisition of Gloria Vanderbilt, we have redefined our reportable operating segments. Our operations are now comprised of four reportable segments: wholesale better apparel, wholesale moderate apparel, wholesale footwear and accessories, and retail. Prior period segment results have been restated to reflect the new reporting segments.

    We completed our acquisitions of Judith Jack on April 26, 2001 and McNaughton on June 19, 2001. The results of operations of Judith Jack and McNaughton are included in our operating results from the respective dates of acquisition. Accordingly, the financial position and results of operations presented and discussed herein are not directly comparable between the periods presented.

    In November 2001, the FASB Emerging Issues Task Force released Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." The scope of Issue 01-9 includes vendor consideration to any purchasers of the vendor's products at any point along the distribution chain, regardless of whether the purchaser receiving the consideration is a direct customer of the vendor. Our adoption, effective January 1, 2002, required us to reclassify cooperative advertising expenses from a deduction against revenues to a selling, general and administrative ("SG&A") expense. As a result, restated net sales, gross profit and SG&A expenses for the first fiscal quarter of 2001 all increased by $7.2 million from amounts previously reported.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which changed the accounting for goodwill and other intangible assets from an amortization method to an impairment-only approach. Upon our adoption of SFAS No. 142 on January 1, 2002, we ceased amortizing our trademarks without determinable lives and our goodwill. As prescribed under SFAS No. 142, we had our goodwill and trademarks tested for impairment during the first fiscal quarter of 2002.

    Due to market conditions resulting from a sluggish economy compounded by the aftereffects of the events of September 11, 2001, we revised our earnings forecasts for future years for several of our trademarks. As a result, the fair market value of these trademarks (as appraised by an independent third party) was lower than their carrying value as of December 31, 2001. We accordingly recorded an after-tax impairment charge of $13.8 million ($0.10 per diluted share), which is reported as a cumulative effect of change in accounting principle resulting from the adoption of SFAS No. 142.

    During the fiscal quarter ended April 6, 2002, we recorded a $31.2 million charge relating to contractual obligations under employment contracts, primarily for former President Jackwyn Nemerov and former Vice

Chairman Irwin Samelman. The charges under these contracts are comprised of pre-tax amounts totaling $18.4 million for contractual salary and bonus obligations and $10.8 million for non-cash compensation expense resulting from contractual vesting of outstanding stock options and restricted stock. Also included is a pre-tax amount of $2.0 million related to certain obligations under the employment agreement that we entered into with Peter Boneparth when we acquired McNaughton in 2001. These obligations were satisfied in March 2002 when Mr. Boneparth was elected President and designated to become our Chief Executive Officer on May 22, 2002.

Critical Accounting Policies

    Several of our accounting policies involve significant judgements and uncertainties. The policies with the greatest potential effect on our results of operations and financial position include the estimated collectibility of accounts receivable, the recovery value of obsolete or overstocked inventory and the estimated fair values of both our goodwill and intangible assets with indefinite lives. For accounts receivable, we estimate the net collectibility, considering both historical and anticipated trends of trade discounts and co-op advertising deductions taken by our customers, allowances we provide to our retail customers to effectively flow goods through the retail channels, and the possibility of non-collection due to the financial position of our customers. For inventory, we estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods to the recovery value expected to be realized through off-price channels. If we incorrectly anticipate these trends or unexpected events occur, our results of operations could be materially affected. We utilize independent third-party appraisals to estimate the fair values of both our goodwill and our intangible assets with indefinite lives. These appraisals are based on projected cash flows and interest rates; should interest rates or our future cash flows differ significantly from the assumptions used in these projections, material impairment losses could result where the estimated fair values of these assets become less than their carrying amounts.

Results of Operations

Fiscal Quarter Ended April 6, 2002 Compared to Fiscal Quarter Ended April 7, 2001

Statements of Income Stated in Dollars and as a Percentage of Total Revenues

(In millions)	Fiscal Quarter Ended April 6, 2002		Fiscal Quarter Ended April 7, 2001
Net sales Licensing income (net)	$ 1,120.3 6.6	99.4% 0.6%	$ 1,072.3 5.4	99.5% 0.5%
Total revenues Cost of goods sold	1,126.9 678.5	100.0% 60.2%	1,077.7 630.4	100.0% 58.5%
Gross profit Selling, general and administrative expenses Executive compensation obligations Amortization of goodwill	448.4 265.5 31.2 -	39.8% 23.6% 2.8% -	447.3 257.3 - 9.6	41.5% 23.9% - 0.9%
Operating income Net interest expense	151.7 16.0	13.5% 1.4%	180.4 21.1	16.7% 2.0%
Income before provision for income taxes Provision for income taxes	135.7 51.2	12.0% 4.5%	159.3 62.9	14.8% 5.8%
Income before cumulative effect of change in accounting principle Cumulative effect of change in accounting for intangible assets, net of tax	84.5 13.8	7.5% 1.2%	96.4 -	8.9% -
Net income	$ 70.7	6.3%	$ 96.4	8.9%
Percentage totals may not add due to rounding.

    Revenues. Total revenues for the 14 weeks ended April 6, 2002 (hereinafter referred to as the "first fiscal quarter of 2002") were $1.13 billion compared to $1.08 billion for the 14 weeks ended April 7, 2001 (hereinafter referred to as the "first fiscal quarter of 2001"), an increase of 4.6%.

    Revenues by segment were as follows:

(In millions)	First Fiscal Quarter of 2002	First Fiscal Quarter of 2001	Increase/ (Decrease)	Percent Change
Wholesale better apparel Wholesale moderate apparel Wholesale footwear and accessories Retail Other	$474.0 256.5 233.9 155.9 6.6	$538.9 78.7 294.1 160.6 5.4	$(64.9) 177.8 (60.2) (4.7) 1.2	(12.0%) 225.9% (20.5%) (2.9%) 22.2%
Total revenues	$1,126.9	$1,077.7	$49.2	4.6%

    As a result of the difficult economic environment experienced in 2001 and uncertainty as to the extent and duration of any continuing impact into 2002, we planned reductions across most of our wholesale businesses in coordination with many of our wholesale customers. In our wholesale better apparel segment, these planned reductions significantly impacted shipments of our Jones New York and Rena Rowan career collection businesses (which had experienced very difficult performance at retail during 2001). Similar planned reductions in the Lauren by Ralph Lauren collection were somewhat offset by stronger shipments of Polo Jeans Company products as a result of our ability to react to the replenishment portion of that business.

    Wholesale moderate apparel revenues increased primarily as a result of the product lines obtained as a result of the McNaughton acquisition, which accounted for $173.5 million of the increase.

    We also planned reductions in our wholesale footwear and accessories revenues as a result of the uncertain retail environment. While we experienced reduced shipments in nearly all product lines, the most significant impact was seen in Nine West accessories and Enzo Angiolini footwear. Shipments of the Nine West footwear line, while lower, benefitted from the positive business initiatives of focusing inventory on tested and proven footwear styles, as well as shortened production lead times. The product lines obtained from the Judith Jack acquisition added $4.6 million in net sales for the first fiscal quarter of 2002.

    Retail revenues decreased primarily as a result of there being 17 fewer stores in the first fiscal quarter of 2002 compared to the prior period. Comparable store sales were up approximately 2.8% for footwear and accessories stores and down 4.9% for apparel outlet stores as compared to the first fiscal quarter of 2001.

    Gross Profit. The gross profit margin decreased to 39.8% in the first fiscal quarter of 2002 compared to 41.5% in the first fiscal quarter of 2001. The decrease was attributable principally to a change in the mix of products sold resulting from the acquired McNaughton moderate apparel lines, which carry lower gross margins than the overall average of our other products.

    Gross profit margin in wholesale better apparel increased to 41.0% for the first fiscal quarter of 2002, compared to 40.1% for the first fiscal quarter of 2001. The primary reasons for the increase are higher than expected recoveries on off-price sales to discounters against inventory identified and written down under the special charge in the third quarter of 2001 and more favorable pricing realized from off-shore production.

    Wholesale moderate apparel gross profit margins were 31.9% for the first fiscal quarter of 2002, compared to 25.2% for the first fiscal quarter of 2001. The increase was due the mix of products sold, more favorable pricing realized from off-shore production, and higher than expected recoveries on off-price sales to discounters against inventory identified and written down under the special charge in the third quarter of 2001.

    Gross profit margin in wholesale footwear and accessories decreased to 32.1% from 38.1%. The decrease in the margin is principally the result of markdowns recognized in the costume jewelry business to more aggressively liquidate inventories in both the wholesale and retail channels. The gross profit margin was also negatively impacted by the decrease in our higher-margin Nine West accessories business.

    Retail gross profit margins were 52.5% for the first fiscal quarter of 2002 compared to 51.6% for the first fiscal quarter of 2001. Margins in our Nine West retail business benefitted from better inventory planning as well as improved product assortments in our stores. This improvement was offset by more promotional activity in our apparel outlet stores, impacted by the difficulty experienced in our Jones New York career business.

    SG&A expenses. SG&A expenses of $265.5 million (excluding $31.2 million of costs related to the termination of executive employment contracts) in the first fiscal quarter of 2002 represented an increase of $8.2 million from the $257.3 million (excluding amortization of goodwill and trademarks) reported for the first fiscal quarter of 2001. McNaughton added $20.9 million to the first fiscal quarter of 2002, which was offset by tighter cost controls and the reduction in retail stores mentioned above.

    Operating Income. The resulting operating income for the first fiscal quarter of 2002 of $151.7 million decreased 15.9%, or $28.7 million, from the $180.4 million for the first fiscal quarter of 2001. Excluding the costs related to the termination of executive employment contracts in the first fiscal quarter of 2002 and the amortization of goodwill and intangibles for the first fiscal quarter of 2001 that ended upon the adoption of SFAS No. 142, operating income for the first fiscal quarters of 2002 and 2001 would have been $182.9 million and $191.9 million, respectively.

    Net Interest Expense. Net interest expense was $16.0 million in the first fiscal quarter of 2002 compared to $21.1 million in the comparable period of 2001, resulting from lower average borrowings, lower interest rates and using the proceeds from zero coupon convertible senior debt securities issued in February 2001 to repay higher-rate borrowings under our credit facilities.

    Provision for Income Taxes. The effective income tax rate was 37.7% for the first fiscal quarter of 2002 compared to 39.5% for the first fiscal quarter of 2001. The decrease was primarily due to the elimination of nondeductible goodwill amortization resulting from the adoption of SFAS No. 142.

    Net Income. Net income was $84.5 million in the first fiscal quarter of 2002, a decrease of $11.9 million from the net income of $96.4 million earned in the first fiscal quarter of 2001. Excluding the costs related to the termination of executive employment contracts and the cumulative effect of the change in accounting for intangible assets for the first fiscal quarter of 2002 and the amortization of goodwill and intangibles for the first fiscal quarter of 2001 that ended upon the adoption of SFAS No. 142, net income would have been $104.1 million and $107.9 million, respectively.

    Earnings Per Share. Diluted earnings per share for the first fiscal quarter of 2002 was $0.53 compared to $0.75 for the first fiscal quarter of 2001, on a 5.3% increase in shares outstanding. Excluding the costs related to the termination of executive employment contracts and the cumulative effect of the change in accounting for intangible assets for the first fiscal quarter of 2002 and the amortization of goodwill and intangibles for the first fiscal quarter of 2001 that ended upon the adoption of SFAS No. 142, earnings per diluted share would have been $0.77 and $0.84, respectively.

Liquidity and Capital Resources

    Our principal capital requirements have been to fund acquisitions, working capital needs, capital expenditures and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations and expansion.

    Operating activities provided $57.2 million and used $106.7 million in the first fiscal quarters of 2002 and 2001, respectively. The change was primarily due to a decrease in inventories during the first fiscal quarter of 2002 compared to an increase in the first fiscal quarter of 2001 and a smaller increase in accounts receivable during the first fiscal quarter of 2002 than in the first fiscal quarter of 2001.

    Investing activities used $14.2 million during the first fiscal quarter of 2002 and provided $31.8 million during the first fiscal quarter of 2001. The difference was primarily due to $28.0 million in proceeds from the sale of Nine West's United Kingdom operations and the repayment of an $18.0 million officer loan during the first fiscal quarter of 2001. Capital expenditures were $14.5 million and $12.5 million for the first fiscal quarters of 2002 and 2001, respectively; total capital expenditures for 2002 are expected to be approximately $50.0 million.

    Financing activities provided $23.8 million of cash in the first fiscal quarter of 2002 and $107.2 million in the first fiscal quarter of 2001. In February 2001, we issued 20-year, zero coupon convertible senior debt securities. Net proceeds of the offering were $392.8 million ($0.3 million in costs were paid during the second quarter of 2001). The securities carry a 3.5% yield to maturity with a face value of $805.6 million and are convertible into common stock at a conversion rate of 9.8105 shares per note. The proceeds were used to repay amounts then outstanding under our Senior Credit Facilities, repurchase $16.1 million of our outstanding 6.25% Senior Notes at par, and for general corporate purposes.

    During the first fiscal quarter of 2001, we realized $8.3 million in proceeds from terminating our existing interest rate swap agreements (see "Derivatives" in the Notes to Consolidated Financial Statements).

    We repurchased $69.0 million of our common stock on the open market during the first fiscal quarter of 2001. As of April 6, 2002, a total of $425.8 million has been expended under announced programs to acquire up to $500.0 million of such shares. We may authorize additional share repurchases in the future depending on, among other things, market conditions and our financial condition. Proceeds from the issuance of common stock to our employees exercising stock options amounted to $26.0 million and $28.3 million in the first fiscal quarters of 2002 and 2001, respectively.

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

    The terms of the acquisition agreement for Judith Jack require us to pay the seller additional cash consideration of $2.00 for each $1.00 of Judith Jack's earnings before interest and taxes (as defined in the asset purchase agreement) that exceeds certain targeted levels for each of the years ending December 31, 2002 and 2003.

    The terms of the acquisition agreement for Gloria Vanderbilt require us to pay the former Gloria Vanderbilt shareholders additional consideration of $4.50 for each $1.00 of Gloria Vanderbilt's earnings before interest and taxes (as defined in the stock purchase agreement) for the 12 months following the completion of the acquisition that exceeds certain targeted levels. Any additional consideration (the amount of which cannot exceed $54.0 million) is to be paid either in cash or a combination of cash and our common stock, the value of which will be determined by the prices at which our common stock trades in a defined period preceding delivery.

    At April 6, 2002, we had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.55 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for an $850.0 million 364-Day Revolving Credit Facility (increased from $750.0 million in June 2001) and a $700.0 million Five-Year Revolving Credit Facility. At April 6, 2002, $257.7 million was outstanding under the 364-Day Revolving Credit Facility (comprised entirely of outstanding letters of credit), and no amounts were outstanding under our Five-Year Revolving Credit Facility. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require us to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on our ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers, and pay dividends.

    In connection with the McNaughton acquisition, we assumed joint and several liability with McNaughton on a $100 million unsecured line of credit for the purpose of issuing letters of credit for McNaughton. As of April 6, 2002, $78.9 million was outstanding under this line of credit.

    We also have a C$20.0 million unsecured line of credit in Canada, under which C$14.5 million was outstanding at April 6, 2002.

    In December 2001, we entered into a transaction relating to the short sale of $157.9 million of U. S. Treasury Securities. The transaction, which is expected to close in August 2002, was intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. See "Short Term Bond Transaction" in Notes to Consolidated Financial Statements. We may enter into similar transactions in the future if we determine that market conditions are appropriate for generating the desired results from the transactions.

    We believe that funds generated by operations, proceeds from the issuance of notes, the Senior Credit Facilities, the McNaughton line of credit and the Canadian line of credit will provide the financial resources sufficient to meet our foreseeable working capital, letter of credit, debt repayment, capital expenditure and stock repurchase requirements and any ongoing obligations to the former Victoria and Gloria Vanderbilt shareholders and the seller of Judith Jack.

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

    The primary interest rate exposures on floating rate financing arrangements are with respect to United States and Canadian short-term interest rates. We had approximately $1.6 billion in variable rate facilities at April 6, 2002.

    At April 6, 2002, we had outstanding foreign exchange contracts in Canada to purchase a total of $11.5 million U.S. dollars through July 2002. We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. We are exposed to credit-related losses if the counterparty to the financial instruments fails to perform its obligations. However, we do not expect the counterparty, which presently has high credit ratings, to fail to meet its obligations.

    On April 30, 2002, we entered into several fixed-to-floating interest rate swaps on the outstanding $225.0 million of our 7.875% Senior Notes due 2006 and $129.6 million of our 8.375% Series B Senior Notes due 2005. The expiration dates of the swaps match the maturity dates of the related debt.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    See Exhibit Index.

(b) Reports on Form 8-K

    During the fiscal quarter ended April 6, 2002, we filed the following Current Reports on Form 8-K with the SEC.

(1)	We filed a Current Report on Form 8-K, dated March 11, 2002, announcing that Peter Boneparth had become our President and will become our Chief Executive Officer effective May 22, 2002, Wesley R. Card had been promoted to Chief Operating and Financial Officer, and Jackwyn Nemerov, our former President and Chief Operating Officer, had resigned.

(2)	We filed a Current Report on Form 8-K, dated April 3, 2002, announcing charges related to employment contracts and trademark impairments.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JONES APPAREL GROUP, INC.
(Registrant)

Date: May 17, 2001	By /s/ Sidney Kimmel SIDNEY KIMMEL Chief Executive Officer By /s/ Wesley R. Card WESLEY R. CARD Chief Operating and Financial Officer

INDEX TO EXHIBITS

Number	Description
10.1*	Amended and Restated Employment Agreement dated March 11, 2002 between Jones Apparel Group, Inc. and Wesley R. Card.+
10.2*	Amended and Restated Employment Agreement dated April 4, 2002 between Jones Apparel Group, Inc. and Ira M. Dansky.+

_________

* Filed herewith.
+Management contract or compensatory plan or arrangement.