Form 10-Q
period 2002-07-06
JONES APPAREL GROUP INC
filed 2002-08-16
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 6, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock $.01 par value	Outstanding at August 14, 2002 128,846,657

JONES APPAREL GROUP, INC.

DEFINITIONS

    As used in this Report, unless the context requires otherwise, "our," "us" and "we" means Jones Apparel Group, Inc. and consolidated subsidiaries, "Sun" means Sun Apparel, Inc., "Nine West" means Nine West Group Inc., "Victoria" means Victoria + Co Ltd., "Judith Jack" means Judith Jack, LLC (acquired April 26, 2001), "McNaughton" means McNaughton Apparel Group Inc. (acquired June 19, 2001), "Gloria Vanderbilt" means Gloria Vanderbilt Apparel Corp. (acquired April 8, 2002), "FASB" means the Financial Accounting Standards Board, "SFAS" means Statement of Financial Accounting Standards and "SEC" means the United States Securities and Exchange Commission. The results of Judith Jack, McNaughton and Gloria Vanderbilt are included in our operating results from the respective dates of acquisition and, therefore, our operating results for all periods presented are not comparable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in millions except per share data)
	July 6, 2002	December 31, 2001
(Unaudited)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents
    Accounts receivable, net of allowances of $36.6 and
      $40.3 for doubtful accounts, discounts, returns and
      co-op advertising
    Inventories
    Deferred taxes
Prepaid expenses and other current assets	$ 296.3 415.1 553.7 69.1 48.2	$ 76.5 395.8 572.9 62.1 33.7
        TOTAL CURRENT ASSETS

PROPERTY, PLANT AND EQUIPMENT, at cost, less
    accumulated depreciation and amortization
GOODWILL, less accumulated amortization
OTHER INTANGIBLES, at cost, less accumulated
    amortization
OTHER ASSETS	1,382.4 248.5 1,369.4 575.5 82.4	1,141.0 242.5 1,368.4 533.3 88.3
	$ 3,658.2	$ 3,373.5
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term debt and current portion of long-term
        debt and capital lease obligations
    Accounts payable
    Income taxes payable
    Accrued employee compensation and
      severance payments
    Accrued expenses and other current liabilities
TOTAL CURRENT LIABILITIES	$ 7.2 211.7 40.7 39.9 121.8 421.3	$ 7.7 216.7 7.0 42.4 104.4 378.2
NONCURRENT LIABILITIES: Long-term debt Obligations under capital leases Deferred taxes Other TOTAL NONCURRENT LIABILITIES TOTAL LIABILITIES	962.2 22.8 66.9 37.5 1,089.4 1,510.7	949.5 27.1 80.8 32.5 1,089.9 1,468.1
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value - shares authorized 1.0;
        none issued
    Common stock, $.01 par value - shares authorized
        200.0; issued 144.6 and 142.0
    Additional paid-in capital
    Retained earnings
    Accumulated other comprehensive income (loss)
	- 1.4 1,069.4 1,457.5 0.4	- 1.4 974.3 1,320.3 0.5
Less treasury stock, 15.8 and 16.3 shares, at cost	2,528.7 (381.2)	2,296.5 (391.1)
TOTAL STOCKHOLDERS' EQUITY	2,147.5	1,905.4
	$ 3,658.2	$ 3,373.5

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Income
(Unaudited)
(All amounts in millions except per share data)
	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 6, 2002	July 7, 2001	July 6, 2002	July 7, 2001
Net sales Licensing income (net)	$ 966.1 6.0	$ 878.4 5.5	$ 2,086.3 12.6	$ 1,950.6 11.0
Total revenues Cost of goods sold Purchase accounting adjustments to cost of goods sold(1)	972.1 573.5 9.3	883.9 524.6 7.8	2,098.9 1,252.0 9.3	1,961.6 1,155.0 7.8
Total cost of goods sold	582.8	532.4	1,261.3	1,162.8
Gross profit Selling, general and administrative expenses Executive compensation obligations Amortization of goodwill	389.3 267.6 0.7 -	351.5 229.5 - 10.0	837.6 533.1 31.9 -	798.8 486.7 - 19.7
Operating income Interest income Interest expense and financing costs	121.0 (0.7) 14.9	112.0 (1.9) 22.3	272.6 (1.0) 31.2	292.4 (3.6) 45.0
Income before provision for income taxes Provision for income taxes	106.8 40.3	91.6 36.2	242.4 91.4	251.0 99.2
Income before cumulative effect of change in accounting principle Cumulative effect of change in accounting for intangible assets, net of tax	66.5 -	55.4 -	151.0 13.8	151.8 -
Net income	$ 66.5	$ 55.4	$ 137.2	$ 151.8
Earnings per share Basic Income before cumulative effect of change in accounting principle Cumulative effect of change in accounting for intangible assets	$0.52 -	$0.46 -	$1.19 0.11	$1.25 -
Basic earnings per share	$0.52	$0.46	$1.08	$1.25
Diluted Income before cumulative effect of change in accounting principle Cumulative effect of change in accounting for intangible assets	$0.49 -	$0.43 -	$1.12 0.10	$1.18 -
Basic earnings per share	$0.49	$0.43	$1.02	$1.18
Weighted average common shares and share equivalents outstanding Basic Diluted	128.4 139.8	121.3 133.7	127.3 138.5	121.0 132.0

(1) Reflects an increase in cost of goods sold attributable to the fair value of inventory over cost, recorded as a result of the acquisitions of Gloria Vanderbilt in 2002 and Judith Jack and McNaughton in 2001.

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
Fiscal six months ended July 7, 2001:
  Comprehensive income:
    Net income
    Gain on termination of interest
      rate hedges
    Change in fair value of cash flow hedges
    Reclassification adjustment for
      gains included in net income
    Foreign currency translation adjustments

Total comprehensive income	151.8 4.8 (0.1) (0.4) (0.2) 155.9	- - - - -	- - - - -	151.8 - - - -	- 4.8 (0.1) (0.4) (0.2)	- - - - -
  Treasury stock reissued for acquisition
    of McNaughton
  Conversion of McNaughton employee
    stock options
  Amortization expense in connection with
    stock options
  Exercise of stock options
  Tax benefit derived from exercise of
    stock options
Treasury stock acquired	109.3 34.2 0.2 70.5 22.7 (69.0)	- - - - - -	73.5 34.2 0.2 70.5 22.7 -	- - - - - -	- - - - - -	35.8 - - - - (69.0)
Balance, July 7, 2001	$ 1,801.0	$ 1.4	$ 953.1	$ 1,235.9	$ 1.7	$ (391.1)
Balance, January 1, 2002:	$ 1,905.4	$ 1.4	$ 974.3	$ 1,320.3	$ 0.5	$ (391.1)
Fiscal six months ended July 6, 2002:
  Comprehensive income:
    Net income
    Change in fair value of cash flow hedges
    Reclassification adjustment for
      gains included in net income
    Foreign currency translation adjustments

Total comprehensive income	137.2 (0.6) (0.7) 1.2 137.1	- - - -	- - - -	137.2 - - -	- (0.6) (0.7) 1.2	- - - -
  Treasury stock reissued for acquisition of
    Gloria Vanderbilt
  Amortization expense in connection with
    stock options and restricted stock
  Exercise of stock options
  Tax benefit derived from exercise of
stock options	20.0 12.6 60.0 12.4	- - - -	10.1 12.6 60.0 12.4	- - - -	- - - -	9.9 - - -
Balance, July 6, 2002	$ 2,147.5	$ 1.4	$ 1,069.4	$ 1,457.5	$ 0.4	$ (381.2)

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(All amounts in millions)
	Fiscal Six Months Ended
	July 6, 2002	July 7, 2001
CASH FLOWS FROM OPERATING ACTIVITIES: Net income	$ 137.2	$ 151.8
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities, net of acquisitions:
    Cumulative effect of change in accounting for
      intangible assets
    Amortization of goodwill
    Amortization of original issue discount
    Trademark impairment losses
    Depreciation and other amortization
    Provision for losses on accounts receivable
    Deferred taxes
    Gain on short sale of U. S. Treasury securities
    Other
    Changes in operating assets and liabilities:
      Accounts receivable
      Inventories
      Prepaid expenses and other current assets
      Other assets
      Accounts payable
      Income taxes payable
Accrued expenses and other liabilities	13.8 - 7.3 5.8 41.8 3.1 (13.3) (7.4) 0.7 16.3 58.5 4.2 10.2 10.6 48.1 (14.9)	- 19.7 5.9 - 34.9 1.6 (0.2) - 1.5 (43.1) (138.9) (4.5) 6.2 (5.3) 7.6 (59.3)
Total adjustments	184.8	(173.9)
Net cash provided by (used in) operating activities	322.0	(22.1)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired
  Capital expenditures
  Payments relating to acquisition of Victoria
  Proceeds from sale of Nine West United Kingdom
    operations
  Repayment of loans to officers
  Acquisition of intangibles
Other	(80.9) (27.5) (2.0) - 2.0 (1.1) 0.2	(133.7) (25.6) - 28.0 18.0 (1.0) (0.6)
Net cash used in investing activities	(109.3)	(114.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Zero Coupon Convertible Senior Notes,
    net of discount and debt issuance costs
  Net borrowings (payments) under long-term
    credit facilities
  Repurchase of 6.25% Senior Notes
  Repurchase of McNaughton 12.5% Senior Notes
  Premiums paid on repurchase of McNaughton 12.5%
    Senior Notes
  Refinancing of acquired debt
  Proceeds from termination of interest rate swaps
  Principal payments on capital leases
  Purchases of treasury stock
Proceeds from exercise of stock options	- (1.5) - - - (43.7) - (7.9) - 60.0	392.8 38.1 (30.3) (122.3) (25.2) (146.9) 8.3 (2.4) (69.0) 70.5
Net cash provided by financing activities	6.9	113.6
EFFECT OF EXCHANGE RATES ON CASH	0.2	0.5
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS CASH AND CASH EQUIVALENTS, BEGINNING	219.8 76.5	(22.9) 60.5
CASH AND CASH EQUIVALENTS, ENDING	$296.3	$ 37.6

See accompanying notes to consolidated financial statements

JONES APPAREL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Jones Apparel Group, Inc. and its wholly-owned subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the footnotes thereto included within our Annual Report on Form 10-K. The results of Judith Jack, McNaughton and Gloria Vanderbilt are included in our operating results from the date of acquisition and, therefore, our operating results for the periods presented are not comparable.

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

    Due to market conditions resulting from a sluggish economy compounded by the aftereffects of the events of September 11, 2001, we revised our earnings forecasts for future years for several of our trademarks and licenses. As a result, the fair market value of these assets (as appraised by an independent third party) was lower than their carrying value as of December 31, 2001. We accordingly recorded an after-tax impairment charge of $13.8 million, which is reported as a cumulative effect of change in accounting principle resulting from the adoption of SFAS No. 142. In the second fiscal quarter of 2002, we recorded an additional impairment charge of $5.8 million related to two trademarks as a result of a reevaluation of our costume jewelry business. This charge is reported as a selling, general and administrative expense.

    The components of other intangible assets are as follows:

(In millions)	July 6, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets License agreements Covenant not to compete	$ 51.4 2.9	$ 13.9 1.3	$ 44.3 2.9	$ 11.9 1.1
Unamortized trademarks	54.3 536.4	15.2 -	47.2 499.1	13.0 -
	$ 590.7	$ 15.2	$ 546.3	$ 13.0

    Amortization expense for intangible assets subject to amortization for each of the years in the five-year period ending December 31, 2006 is estimated to be $6.5 million in 2002, $7.2 million in 2003, $5.3 million in 2004, $3.6 million in 2005 and $3.5 million in 2006.

    The following table presents a comparison of net income and earnings per share for the fiscal quarter and fiscal six-month period ended July 6, 2002 to the respective adjusted amounts for the fiscal quarter and fiscal six-month period ended July 7, 2001 that would have been reported had SFAS No. 142 been in effect during 2001.

(In millions except per share amounts)	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 6, 2002	July 7, 2001	July 6, 2002	July 7, 2001
Reported net income Add back goodwill amortization Add back trademark amortization	$66.5 - -	$55.4 10.0 2.2	$137.2 - -	$151.8 19.7 4.0
Adjusted net income	$66.5	$67.6	$137.2	$175.5
Earnings per share - basic Reported net income Goodwill amortization Trademark amortization	$0.52 - -	$0.46 $0.08 $0.02	$1.08 - -	$1.25 $0.16 $0.04
Adjusted net income	$0.52	$0.56	$1.08	$1.45
Earnings per share - diluted Reported net income Goodwill amortization Trademark amortization	$0.49 - -	$0.43 $0.08 $0.01	$1.02 - -	$1.18 $0.15 $0.03
Adjusted net income	$0.49	$0.52	$1.02	$1.36

ACCRUED RESTRUCTURING COSTS

    In connection with the acquisitions of Nine West, Judith Jack, McNaughton and Gloria Vanderbilt, we assessed and formulated plans to restructure certain operations of each company. These plans involved the closure of manufacturing facilities, certain offices, foreign subsidiaries, and selected domestic and international retail locations. The objectives of the plans were to eliminate unprofitable or marginally profitable lines of business and reduce overhead expenses. The accrual of these costs and liabilities is as follows:

(In millions)	Balance at December 31, 2001	Net Additions	Utilized	Balance at July 6, 2002
Severance and other employee costs Consolidation and closing of facilities	$ 11.2 4.2	$ 0.1 1.7	$ 4.0 1.2	$ 7.3 4.7
Total	$ 15.4	$ 1.8	$ 5.2	$ 12.0

    Estimated severance payments and other employee costs of $7.3 million accrued at July 6, 2002 relate to the remaining estimated severance for an estimated 235 employees at locations to be closed. Employee groups affected (totaling an estimated 350 employees) include accounting, administrative, customer service, manufacturing, production, warehouse and management personnel at locations closed or to be closed and duplicate corporate headquarters management and administrative personnel. During the fiscal six months ended July 6, 2002, $4.0 million of the reserve was utilized (relating to severance and related costs for 111 employees). The $0.1 million net addition represents a $1.3 million accrual reversal related to acquisitions, which was recorded as a reduction of goodwill, and a $1.4 million accrual charged to operations relating to severance costs related to the closing and consolidation of existing facilities.

    The $4.7 million accrued at July 6, 2002 for the consolidation of facilities relates to expected costs to be incurred, including lease obligations, for closing certain acquired facilities in connection with consolidating their operations into our other existing facilities, as well as the closing of a Canadian production facility. The $1.7 million additional accrual consists of $1.2 million related to the closing of acquired facilities, which was recorded as an increase to goodwill, and $0.5 million charged to operations related to the closing of the Canadian facility.

    Our plans have not been finalized in all areas, and additional restructuring costs may result as we continue to evaluate and assess the impact of duplicate responsibilities, warehouses and office locations. We do not expect any final adjustments to be material. Any additional costs relating to Gloria Vanderbilt before April 8, 2003 will be recorded as additional goodwill; after that date, additional costs will be charged to operations in the period in which they occur. Any costs not related to Gloria Vanderbilt will be charged to operations in the period in which they occur.

INVENTORIES

    Inventories are summarized as follows (in millions):

	July 6, 2002	December 31, 2001
Raw materials Work in process Finished goods	$ 32.6 54.0 467.1	$ 22.2 31.4 519.3
	$ 533.7	$ 572.9

DERIVATIVES

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," subsequently amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (as amended, hereinafter referred to as "SFAS 133"), establishes accounting and reporting standards for derivative instruments. Specifically, SFAS 133 requires us to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders' equity or net income, depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

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

    During the fiscal six months ended July 6, 2002, no material amounts were reclassified from other comprehensive income to earnings relating to cash flow hedges. If foreign currency exchange rates or interest rates do not change from their July 6, 2002 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months also will not be material. The actual amounts that will be reclassified to earnings over the next 12 months could vary, however, as a result of changes in market conditions.

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

STATEMENT OF CASH FLOWS

Fiscal Six Months Ended: (In millions)	July 6, 2002	July 7, 2001
Supplemental disclosures of cash flow information: Cash paid during the period for: Interest Income taxes, net of refunds	$ 22.6 55.6	$ 35.3 91.1

Supplemental disclosures of non-cash investing
  and financing activities:
    Tax benefits related to exercise of stock options
    Treasury stock reissued for acquisitions
Equipment acquired through capital lease financing	12.4 9.9 3.0	22.7 35.8 -

SEGMENT INFORMATION

    We identify operating segments based on, among other things, the way our management organizes the components of our business for purposes of allocating resources and assessing performance. With the addition of McNaughton in 2001 and the recent acquisition of Gloria Vanderbilt, we have redefined our reportable operating segments. Our operations are now comprised of four reportable segments: wholesale better apparel, wholesale moderate apparel, wholesale footwear and accessories, and retail. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores, the retail segment includes operations by our own stores, and income and expenses related to trademarks, licenses and general corporate functions are reported under "other and eliminations." We define segment profit as operating income before interest expense, income taxes and (for periods prior to January 1, 2002) amortization of goodwill. Summarized below are our segment revenues, income (loss) and total assets by reportable segments for the fiscal quarter and six-month period ended July 6, 2002 and restated segment revenues, income (loss) and total assets by reportable segments for the fiscal quarter and six-month period ended July 7, 2001.

(In millions)	Wholesale Better Apparel	Wholesale Moderate Apparel	Wholesale Footwear & Accessories	Retail	Other & Elim- inations	Consolidated
For the fiscal quarter ended July 6, 2002 Revenues from external customers Intersegment revenues	$ 343.7 18.1	$ 224.0 4.4	$ 210.8 14.9	$ 187.6 -	$ 6.0 (37.4)	$ 972.1 -
Total revenues	361.8	228.4	225.7	187.6	(31.4)	972.1
Segment income	$ 65.7	$ 24.5	$ 19.5	$ 23.4	$ (12.1)	121.0
Net interest expense						(14.2)
Income before provision for income taxes						$ 106.8

For the fiscal quarter ended July 7, 2001 Revenues from external customers Intersegment revenues	$ 393.7 16.9	$ 81.3 7.2	$ 220.1 15.6	$ 183.3 -	$ 5.5 (39.7)	$ 883.9 -
Total revenues	410.6	88.5	235.7	183.3	(34.2)	883.9
Segment income	$ 64.6	$ 2.2	$ 41.6	$ 23.5	$ (9.9)	122.0
Amortization of goodwill Net interest expense						(10.0) (20.4)
Income before provision for income taxes						$ 91.6

For the fiscal six months ended July 6, 2002 Revenues from external customers Intersegment revenues	$ 817.6 48.0	$ 480.6 5.7	$ 444.7 37.4	$ 343.4 -	$ 12.6 (91.1)	$ 2,098.9 -
Total revenues	865.6	486.3	482.1	343.4	(78.5)	2,098.9
Segment income	$ 173.8	$ 71.4	$ 50.5	$ 29.8	$ (52.9)	272.6
Net interest expense						(30.2)
Income before provision for income taxes						$ 242.4

For the fiscal six months ended July 7, 2001 Revenues from external customers Intersegment revenues	$ 932.6 42.5	$ 160.0 13.3	$ 514.1 41.2	$ 343.9 -	$ 11.0 (97.0)	$ 1,961.6 -
Total revenues	975.1	173.3	555.3	343.9	(86.0)	1,961.6
Segment income	$ 188.5	$ 7.8	$ 113.1	$ 25.7	$ (23.0)	312.1
Amortization of goodwill Net interest expense						(19.7) (41.4)
Income before provision for income taxes						$ 251.0

Total Assets July 6, 2002 July 7, 2001	$1,768.0 2,092.5	$ 826.0 710.9	$ 1,180.5 1,217.0	$ 297.4 312.7	$ (413.7) (564.8)	$ 3,658.2 3,768.3

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

Condensed Consolidating Balance Sheets
(In millions)

                                                               July 6, 2002                            December 31, 2001
                                                -----------------------------------------  -----------------------------------------
                                                                         Elim-      Cons-                           Elim-      Cons-
                                                  Issuers    Others   inations   olidated    Issuers    Others   inations   olidated
                                                -----------------------------------------  -----------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                     $    24.1 $   272.2 $        -  $   296.3  $    24.5 $    52.0 $        -  $    76.5
  Accounts receivable - net                         225.3     189.8          -      415.1      251.9     143.9          -      395.8
  Inventories                                       336.9     230.1      (13.3)     553.7      351.9     230.4       (9.4)     572.9
  Prepaid and refundable income taxes                 3.1      10.6      (13.7)         -        4.0         -       (4.0)         -
  Deferred taxes                                     36.7      32.4          -       69.1       35.6      26.6       (0.1)      62.1
  Prepaid expenses and other current assets          34.4      13.8          -       48.2       20.8      12.9          -       33.7
                                                -----------------------------------------  -----------------------------------------
     TOTAL CURRENT ASSETS                           660.5     748.9      (27.0)   1,382.4      688.7     465.8      (13.5)   1,141.0

Property, plant and equipment - net                 161.6      86.9          -      248.5      166.0      76.5          -      242.5
Due from affiliates                                 911.7     400.9   (1,312.6)         -      595.9     349.7     (945.6)         -
Goodwill - net                                      646.3     723.1          -    1,369.4      646.3     722.1          -    1,368.4
Other intangibles - net                             254.3     321.2          -      575.5      267.1     266.2          -      533.3
Investments in subsidiaries                       2,889.5      25.0   (2,914.5)         -    2,521.2      24.4   (2,545.6)         -
Deferred taxes                                       14.2         -      (14.2)         -       10.7         -      (10.7)         -
Other assets                                         54.9      27.5          -       82.4       58.1      30.2          -       88.3
                                                -----------------------------------------  -----------------------------------------
                                                $ 5,593.0 $ 2,333.5 $ (4,268.3) $ 3,658.2  $ 4,954.0 $ 1,934.9 $ (3,515.4) $ 3,373.5
                                                =========================================  =========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt and
    capital lease obligations                   $     5.6 $     1.6 $        -  $     7.2  $     6.2 $     1.5 $        -  $     7.7
  Accounts payable                                  135.4      76.3          -      211.7      152.7      64.0          -      216.7
  Income taxes payable                               49.9       6.0      (15.2)      40.7        5.8       5.2       (4.0)       7.0
  Accrued expenses and other current liabilities     98.2      63.5          -      161.7       85.9      61.0       (0.1)     146.8
                                                -----------------------------------------  -----------------------------------------
    TOTAL CURRENT LIABILITIES                       289.1     147.4      (15.2)     421.3      250.6     131.7       (4.1)     378.2
                                                -----------------------------------------  -----------------------------------------
NONCURRENT LIABILITIES:
  Long-term debt                                    954.6       7.6          -      962.2      941.5       8.0          -      949.5
  Obligations under capital leases                   22.8         -          -       22.8       27.1         -          -       27.1
  Deferred taxes                                     12.4      68.7      (14.2)      66.9       40.8      50.7      (10.7)      80.8
  Due to affiliates                                 409.2     903.4   (1,312.6)         -      337.2     608.4     (945.6)         -
  Other                                              33.8       3.7          -       37.5       28.5       4.0          -       32.5
                                                -----------------------------------------  -----------------------------------------
    TOTAL NONCURRENT LIABILITIES                  1,432.8     983.4   (1,326.8)   1,089.4    1,375.1     671.1     (956.3)   1,089.9
                                                -----------------------------------------  -----------------------------------------
    TOTAL LIABILITIES                             1,721.9   1,130.8   (1,342.0)   1,510.7    1,625.7     802.8     (960.4)   1,468.1
                                                -----------------------------------------  -----------------------------------------
STOCKHOLDERS' EQUITY:
  Common stock and additional paid-in capital     2,193.1     858.1   (1,980.4)   1,070.8    2,061.0     835.3   (1,920.6)     975.7
  Retained earnings                               2,050.1     349.5     (942.1)   1,457.5    1,648.8     303.7     (632.2)   1,320.3
  Accumulated other comprehensive income (loss)       9.1      (4.9)      (3.8)       0.4        9.6      (6.9)      (2.2)       0.5
                                                -----------------------------------------  -----------------------------------------
                                                  4,252.3   1,202.7   (2,926.3)   2,528.7    3,719.4   1,132.1   (2,555.0)   2,296.5
  Less treasury stock                              (381.2)        -          -     (381.2)    (391.1)        -          -     (391.1)
                                                -----------------------------------------  -----------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                    3,871.1   1,202.7   (2,926.3)   2,147.5    3,328.3   1,132.1   (2,555.0)   1,905.4
                                                -----------------------------------------  -----------------------------------------
                                                $ 5,593.0 $ 2,333.5 $ (4,268.3) $ 3,658.2  $ 4,954.0 $ 1,934.9 $ (3,515.4) $ 3,373.5
                                                =========================================  =========================================

Condensed Consolidating Statements of Income
(In millions)

                                                    Fiscal Quarter Ended July 6, 2002          Fiscal Quarter Ended July 7, 2001
                                                -----------------------------------------  -----------------------------------------
                                                                         Elim-      Cons-                           Elim-      Cons-
                                                  Issuers    Others   inations   olidated    Issuers    Others   inations   olidated
                                                -----------------------------------------  -----------------------------------------

Net sales                                       $   609.5   $ 386.0    $ (29.4) $   966.1  $   643.8   $ 269.7   $  (35.1) $   878.4
Licensing income (net)                                3.0       3.0          -        6.0        3.6       1.9          -        5.5
                                                -----------------------------------------  -----------------------------------------
  Total revenues                                    612.5     389.0      (29.4)     972.1      647.4     271.6      (35.1)     883.9
Cost of goods sold                                  334.2     268.6      (20.0)     582.8      386.5     170.1      (24.2)     532.4
                                                -----------------------------------------  -----------------------------------------
  Gross profit                                      278.3     120.4       (9.4)     389.3      260.9     101.5      (10.9)     351.5
Selling, general and administrative expenses        182.0      98.0      (11.7)     268.3      178.5      61.7      (10.7)     229.5
Amortization of goodwill                                -         -          -          -        9.4       0.6          -       10.0
                                                -----------------------------------------  -----------------------------------------
  Operating income                                   96.3      22.4        2.3      121.0       73.0      39.2       (0.2)     112.0
Net interest expense (income) and financing costs    10.8       3.4          -       14.2       19.7       0.7         -        20.4
                                                -----------------------------------------  -----------------------------------------
  Income before provision for income taxes
    and equity in earnings of subsidiaries           85.5      19.0        2.3      106.8       53.3      38.5       (0.2)      91.6
Provision for income taxes                           35.2       6.6       (1.5)      40.3       22.2      14.1       (0.1)      36.2
Equity in earnings of subsidiaries                 (146.0)      1.0      145.0          -      (67.9)     (1.2)      69.1          -
                                                -----------------------------------------  -----------------------------------------
  Net income                                    $   196.3   $  11.4   $ (141.2) $    66.5  $    99.0   $  25.6   $  (69.2) $    55.4
                                                =========================================  =========================================

Condensed Consolidating Statements of Income
(In millions)

                                                   Fiscal Six Months Ended July 6, 2002       Fiscal Six Months Ended July 7, 2001
                                                -----------------------------------------  -----------------------------------------
                                                                         Elim-      Cons-                           Elim-      Cons-
                                                  Issuers    Others   inations   olidated    Issuers    Others   inations   olidated
                                                -----------------------------------------  -----------------------------------------

Net sales                                       $ 1,369.6   $ 765.0    $ (48.3) $ 2,086.3  $ 1,514.5   $ 495.1   $  (59.0) $ 1,950.6
Licensing income (net)                                6.8       5.8          -       12.6        6.0       5.0          -       11.0
                                                -----------------------------------------  -----------------------------------------
  Total revenues                                  1,376.4     770.8      (48.3)   2,098.9    1,520.5     500.1      (59.0)   1,961.6
Cost of goods sold                                  771.7     532.7      (43.1)   1,261.3      896.8     317.3      (51.3)   1,162.8
                                                -----------------------------------------  -----------------------------------------
  Gross profit                                      604.7     238.1       (5.2)     837.6      623.7     182.8       (7.7)     798.8
Selling, general and administrative expenses        416.1     150.1       (1.2)     565.0      390.4      96.9       (0.6)     486.7
Amortization of goodwill                                -         -          -          -       18.8       0.9          -       19.7
                                                -----------------------------------------  -----------------------------------------
  Operating income                                  188.6      88.0       (4.0)     272.6      214.5      85.0       (7.1)     292.4
Net interest expense (income) and financing costs    22.5       7.7          -       30.2       43.4      (2.0)         -       41.4
                                                -----------------------------------------  -----------------------------------------
  Income before provision for income taxes,
    equity in earnings of subsidiaries and
    cumulative effect of change in
    accounting principle                            166.1      80.3       (4.0)     242.4      171.1      87.0       (7.1)     251.0
Provision for income taxes                           64.9      28.0       (1.5)      91.4       67.9      31.3          -       99.2
Equity in earnings of subsidiaries                 (321.5)      0.6      320.9          -     (267.5)     (1.9)     269.4          -
                                                -----------------------------------------  -----------------------------------------
  Income before cumulative effect of
    change in accounting principle                  422.7      51.7     (323.4)     151.0      370.7      57.6     (276.5)     151.8
Cumulative effect of change in accounting for
  intangible assets, net of tax                       7.9       5.9          -       13.8          -         -          -          -
                                                -----------------------------------------  -----------------------------------------
  Net income                                    $   414.8   $  45.8   $ (323.4) $   137.2  $   370.7   $  57.6   $ (276.5) $   151.8
                                                =========================================  =========================================

Condensed Consolidating Statements of Cash Flows
(In millions)

                                                   Fiscal Six Months Ended July 6, 2002       Fiscal Six Months Ended July 7, 2001
                                                -----------------------------------------  -----------------------------------------
                                                                        Elim-       Cons-                          Elim-       Cons-
                                                  Issuers    Others  inations    olidated    Issuers    Others  inations    olidated
                                                -----------------------------------------  -----------------------------------------

Net cash provided by (used in)
  operating activities                          $   339.8    $ (4.3)  $ (13.5)   $  322.0  $   450.0   $ (57.2)  $(414.9)   $  (22.1)
                                                -----------------------------------------  -----------------------------------------
Cash flows from investing activities:
  Acquisitions, net of cash acquired                (80.9)        -         -       (80.9)    (133.7)        -         -      (133.7)
  Capital expenditures                              (10.1)    (17.4)        -       (27.5)     (12.5)    (13.1)        -       (25.6)
  Payments relating to Victoria acquisition          (2.0)        -         -        (2.0)         -         -         -           -
  Proceeds from sale of Nine West UK operations         -         -         -           -       28.0         -         -        28.0
  Acquisition of intangibles                         (0.1)     (1.0)        -        (1.1)      (1.0)        -         -        (1.0)
  Repayments of loans to officers                     2.0         -         -         2.0       18.0         -         -        18.0
  Other                                               0.3      (0.1)         -        0.2          -      (0.6)        -        (0.6)
                                                -----------------------------------------  -----------------------------------------
  Net cash provided by (used in)
    investing activities                            (90.8)    (18.5)        -      (109.3)    (101.2)    (13.7)        -      (114.9)
                                                -----------------------------------------  -----------------------------------------

Cash flows from financing activities:
  Issuance of Zero Coupon Convertible Senior
    Notes, net                                          -         -         -           -      392.8         -         -       392.8
  Net borrowings (payments) under
    various credit facilities                        (0.7)     (0.8)        -        (1.5)      36.8       1.3         -        38.1
  Repurchase of 6.25% Senior Notes                      -         -         -           -      (30.3)        -         -       (30.3)
  Repurchase of McNaughton 12.5% Senior Notes           -         -         -           -          -    (122.3)        -      (122.3)
  Premiums paid on McNaughton 12.5% Senior Notes        -         -         -           -          -     (25.2)        -       (25.2)
  Refinancing of acquired debt                      (43.7)        -         -       (43.7)         -    (146.9)        -      (146.9)
  Proceeds from termination of interest rate swaps      -         -         -           -        8.3         -         -         8.3
  Principal payments on capital leases               (7.8)     (0.1)        -        (7.9)      (2.0)     (0.4)        -        (2.4)
  Purchases of treasury stock                           -         -         -           -      (69.0)        -         -       (69.0)
  Proceeds from exercise of stock options            60.0         -         -        60.0       70.5         -         -        70.5
  Dividends paid to affiliates                      (13.5)        -      13.5           -      (26.5)   (388.4)    414.9           -
  Net intercompany borrowings (payments)           (243.7)    243.7         -           -     (751.9)    751.9         -           -
                                                -----------------------------------------  -----------------------------------------
  Net cash provided by (used in) financing
    activities                                     (249.4)    242.8      13.5         6.9     (371.3)     70.0     414.9       113.6
                                                -----------------------------------------  -----------------------------------------

Effect of exchange rates on cash                        -       0.2         -         0.2        0.2       0.3         -         0.5
                                                -----------------------------------------  -----------------------------------------

Net increase (decrease) in cash and cash
  equivalents                                        (0.4)    220.2         -       219.8      (22.3)     (0.6)        -       (22.9)
Cash and cash equivalents, beginning                 24.5      52.0         -        76.5       45.5      15.0         -        60.5
                                                -----------------------------------------  -----------------------------------------
Cash and cash equivalents, ending               $    24.1   $ 272.2  $      -    $  296.3  $    23.2   $  14.4   $     -   $    37.6
                                                =========================================  =========================================

EARNINGS PER SHARE

    The computation of basic and diluted earnings per share is as follows:

	Fiscal Quarter Ended		Fiscal Six Months Ended
(In millions except per share amounts)	July 6, 2002	July 7, 2001	July 6, 2002	July 7, 2001
Basic Net income Weighted average common shares outstanding	$ 66.5 128.4	$ 55.4 121.3	$ 137.2 127.3	$ 151.8 121.0
Basic earnings per share	$ 0.52	$ 0.46	$ 1.08	$ 1.25
Diluted Net income Add: interest expense associated with convertible notes, net of tax benefit	$ 66.5 2.3	$ 55.4 2.1	$ 137.2 4.5	$ 151.8 3.6
Income available to common shareholders	$ 68.8	$ 57.5	$ 141.7	$ 155.4
Weighted average common shares outstanding Effect of dilutive securities: Employee stock options Assumed conversion of convertible notes	128.4 3.5 7.9	121.3 4.5 7.9	127.3 3.3 7.9	121.0 4.4 6.6
Weighted average common shares and share equivalents outstanding	139.8	133.7	138.5	132.0
Diluted earnings per share	$ 0.49	$ 0.43	$ 1.02	$ 1.18

SHORT-TERM BOND TRANSACTION

    In December 2001, we entered into a transaction relating to the short sale of $157.9 million of U. S. Treasury Securities. The transaction, which is expected to close in August 2002, was intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. As a result of this transaction, we recorded a short-term capital gain of $7.4 million and related interest income of $1.0 million and interest expense and fees of $9.5 million for the fiscal six months ended July 6, 2002. The net effect of $1.1 million is included in the statement of operations as interest expense. We have placed the proceeds from the short sale into an interest-bearing collateral account to provide for our obligation to repurchase the U. S. Treasury Securities (which had a market value of $163.6 million at July 6, 2002) on or before November 15, 2002. At July 6, 2002, the net excess of funds in the collateral account over the obligation to repurchase the securities is $1.1 million, which is included in prepaid expenses and other current assets.

ACQUISITIONS

    On April 8, 2002, we acquired 100% of the common stock of Gloria Vanderbilt and also the Gloria Vanderbilt (and related) trademarks and third-party licenses from Gloria Vanderbilt Trademark B.V. Gloria Vanderbilt is a leading designer, marketer and distributor of women's moderately priced stretch and twill jeanswear. Gloria Vanderbilt markets its products nationwide to national chains, department stores, mass merchants, and specialty retailers. Brands include Gloria Vanderbilt and junior product marketed under the GLO brand name. Licensed products under the Gloria Vanderbilt brand include footwear, watches, socks, sleepwear, outerwear, swimwear and hair accessories. Gloria Vanderbilt's focus on moderately-priced bottoms will complement the moderately-priced tops business we obtained in the McNaughton acquisition. The acquisition of Gloria Vanderbilt also increases our penetration into the moderate market distribution channel.

    The aggregate purchase price was $100.9 million, which included $80.9 million in cash payments and 562,947 shares of our common stock valued at $35.564 (the average price for the week in which the acquisition was announced). The former shareholders of Gloria Vanderbilt will also be entitled to receive a future payment of up to $54.0 million in the form of cash and/or common stock if certain earnings targets are achieved for the one year following the closing of the transaction. Any additional payment will be recorded as goodwill.

    The acquisition has been accounted for under the purchase method of accounting for business combinations. Accordingly, the consolidated financial statements include the results of operations of Gloria Vanderbilt from the acquisition date. The purchase price was allocated to Gloria Vanderbilt's assets and liabilities, tangible and intangible (as determined by an independent appraiser). No goodwill resulted from this allocation. The allocation has not been finalized; we do not expect any additional adjustments to be material. We also assumed approximately $43.7 million of Gloria Vanderbilt's funded debt and accrued interest, which we subsequently refinanced.

    The following unaudited pro forma information presents a summary of our consolidated results of operations as if the Gloria Vanderbilt, Judith Jack and McNaughton acquisitions and their related financing had taken place on January 1, 2001. The Gloria Vanderbilt acquisition has been recorded according to SFAS No. 141; therefore, no amortization of goodwill or intangible assets without determinable lives relating to Gloria Vanderbilt are reflected in the prior year amounts. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2001, or which may result in the future.

	Fiscal Quarter Ended		Fiscal Six Months Ended
(In millions except per share amounts)	July 6, 2002	July 7, 2001	July 6, 2002	July 7, 2001
Total revenues Income before cumulative effect of change in accounting principle Net income Basic earnings per common share Diluted earnings per common share	$972.1 $72.3 $72.3 $0.56 $0.53	$1,035.3 $61.9 $61.9 $0.50 $0.47	$2,155.5 $158.2 $144.4 $1.13 $1.07	$2,315.3 $171.3 $171.3 $1.38 $1.29

    On August 16, 2002, we announced that we had completed the acquisition of R.S.V. Sport, Inc. and its related companies (herein referred to as "l.e.i."), a leading designer, manufacturer and distributor of girls' and young women's moderately-priced jeanswear. l.e.i.'s products are marketed nationwide to national chains, department stores and specialty retailers. Licensed products under the l.e.i. brand include footwear, knit tops, children's apparel, underwear, accessories, sunglasses and handbags.

    The aggregate purchase price was approximately $309.0 million, which included payments to the selling shareholders of $272.5 million in cash and the issuance of approximately 1.0 million shares of our common stock valued for financial reporting purposes at $35.04 per share (the average closing price for the week containing July 10, 2002, the date the definitive Acquisition Agreement was announced). We also assumed approximately $83.2 million of l.e.i.'s funded debt and accrued interest, which we subsequently refinanced. The number of our common shares delivered was based upon the average of the high and low sales price for the ten consecutive trading days immediately preceding the signing date. The selling shareholders and certain employees of l.e.i. will be entitled to receive future payments of up to $70.0 million in the form of cash and/or common stock if certain earnings targets are achieved during the three years following the closing of the transaction. If fully earned, approximately $61.0 million of any such future payments would be recorded as goodwill. The acquisition will be accounted for under the purchase method of accounting for business combinations.

JOINT VENTURE

    On July 1, 2002, we entered into two joint ventures with HCL Technologies Limited ("HCL") to provide us with computer consulting, programming and associated support services. HCL is a global technology and software services company offering a suite of services targeted at technology vendors, software product companies and organizations. We received a 49% ownership interest in each joint venture, which will operate under the names HCL Jones Technologies, LLC and HCL Jones Technologies (Bermuda), Ltd., for a cash contribution of $0.3 million and the transfer of certain software and employees. HCL received a 51% ownership interest in each company for an initial cash contribution of $1.0 million. On August 31, 2004, HCL is obligated to contribute an additional $1.0 million in cash, and on that date we are also obligated to contribute approximately $1.0 million in cash or assets. HCL has the option to acquire our remaining ownership interest at the end of five years through the issuance of HCL equity shares. We have committed to purchase $30.5 million in services from the joint venture companies over the next five years. The results of both joint ventures will be reported under the equity method of accounting.

NEW ACCOUNTING STANDARDS

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. We do not expect the adoption of this standard to have a material effect on our results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    The following discussion provides information and analysis of our results of operations for the fiscal quarters and six-month periods ended July 6, 2002 and July 7, 2001, respectively, and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and notes thereto included elsewhere herein.

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

    We completed our acquisitions of Gloria Vanderbilt on April 8, 2002, Judith Jack on April 26, 2001 and McNaughton on June 19, 2001. The results of operations of the acquired companies are included in our operating results from the respective dates of acquisition. Accordingly, the financial position and results of operations presented and discussed herein are not directly comparable between the periods presented.

    In November 2001, the FASB Emerging Issues Task Force released Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." The scope of Issue 01-9 includes vendor consideration to any purchasers of the vendor's products at any point along the distribution chain, regardless of whether the purchaser receiving the consideration is a direct customer of the vendor. Our adoption, effective January 1, 2002, required us to reclassify cooperative advertising expenses from a deduction against revenues to a selling, general and administrative ("SG&A") expense. As a result, restated net sales, gross profit and SG&A expenses for the second fiscal quarter and first fiscal six months of 2001 all increased by $3.9 million and $11.1 million, respectively, from amounts previously reported.

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

    In the second fiscal quarter of 2002, we recorded an additional impairment charge of $5.8 million related to two trademarks due to a decrease in projected accessory revenues resulting from a further evaluation of our costume jewelry business. This charge is reported as a selling, general and administrative expense in the other and eliminations segment.

    During the fiscal six-month period ended July 6, 2002, we recorded a $31.9 million charge relating to contractual obligations under employment contracts, primarily for former President Jackwyn Nemerov and former Vice Chairman Irwin Samelman. The charges under these contracts are comprised of pre-tax amounts totaling $11.8 million for contractual salary and bonus obligations and $18.1 million for non-cash compensation expense resulting from contractual vesting of outstanding stock options and restricted stock. Also included is a pre-tax amount of $2.0 million related to certain obligations under the employment agreement that we entered into with Peter Boneparth when we acquired McNaughton in 2001. These obligations were satisfied in March 2002 when Mr. Boneparth was elected President and designated to become our Chief Executive Officer on May 22, 2002.

    On July 31, 2002, we announced that we will begin expensing the fair value of employee stock options granted after December 31, 2002 pursuant to the guidelines contained in SFAS No. 123, "Accounting for Stock-Based Compensation." Since the expense to be recorded is dependent on both the timing and the number of options to be granted, we cannot estimate the effect on future results of operations at this time.

Critical Accounting Policies

    Several of our accounting policies involve significant judgements and uncertainties. The policies with the greatest potential effect on our results of operations and financial position include the estimated collectibility of accounts receivable, the recovery value of obsolete or overstocked inventory and the estimated fair values of both our goodwill and intangible assets with indefinite lives. For accounts receivable, we estimate the net collectibility, considering both historical and anticipated trends of trade discounts and co-op advertising deductions taken by our customers, allowances we provide to our retail customers to flow goods through the retail channels, and the possibility of non-collection due to the financial position of our customers. For inventory, we estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods to the recovery value expected to be realized through off-price channels. If we incorrectly anticipate these trends or unexpected events occur, our results of operations could be materially affected. We utilize independent third-party appraisals to estimate the fair values of both our goodwill and our intangible assets with indefinite lives. These appraisals are based on projected cash flows and interest rates; should interest rates or our future cash flows differ significantly from the assumptions used in these projections, material impairment losses could result where the estimated fair values of these assets become less than their carrying amounts.

Results of Operations

Fiscal Quarter Ended April 6, 2002 Compared to Fiscal Quarter Ended April 7, 2001

Statements of Income Stated in Dollars and as a Percentage of Total Revenues

(In millions)	Fiscal Quarter Ended July 6, 2002		Fiscal Quarter Ended July 7, 2001		Fiscal Six Months Ended July 6, 2002		Fiscal Six Months Ended July 7, 2001
Net sales Licensing income (net)	$ 966.1 6.0	99.4% 0.6%	$ 878.4 5.5	99.4% 0.6%	$ 2,086.3 12.6	99.4% 0.6%	$ 1,950.6 11.0	99.4% 0.6%
Total revenues Cost of goods sold	972.1 573.5	100.0% 59.0%	883.9 524.6	100.0% 59.4%	2,098 1,252.0	100.0% 59.7%	1,961.6 1,155.0	100.0% 58.9%
Gross profit before purchase accounting adjustments Purchase accounting adjustments to cost of goods sold	398.6 9.3	41.0% 1.0%	359.3 7.8	40.6% 0.9%	846.9 9.3	40.3% 0.4%	806.6 7.8	41.1% 0.4%
Gross profit Selling, general and administrative expenses Executive compensation obligations Amortization of goodwill	389.3 267.6 0.7 -	40.0% 27.5% 0.1% -	351.5 229.5 - 10.0	39.8% 26.0% - 1.1%	837.6 533.1 31.9 -	39.9% 25.4% 1.5% -	798.8 486.7 - 19.7	40.7% 24.8% - 1.0%
Operating income Net interest expense	121.0 14.2	12.4% 1.5%	112.0 20.4	12.7% 2.3%	272.6 30.2	13.0% 1.4%	292.4 41.4	14.9% 2.1%
Income before provision for income taxes Provision for income taxes	106.8 40.3	11.0% 4.1%	91.6 36.2	10.4% 4.1%	242.4 91.4	11.5% 4.4%	251.0 99.2	12.8% 5.1%
Income before cumulative effect of change in accounting principle Cumulative effect of change in accounting for intangible assets, net of tax	66.5 -	6.8% -	55.4 -	6.3% -	151.0 13.8	7.2% 0.7%	151.8 -	7.7% -
Net income	$ 66.5	6.8%	$ 55.4	6.3%	$ 137.2	6.5%	$ 151.8	7.7%

Percentage totals may not add due to rounding.

Fiscal Quarter Ended July 6, 2002 Compared to Fiscal Quarter Ended July 7, 2001

    Revenues. Total revenues for the 13 weeks ended July 6, 2002 (hereinafter referred to as the "second fiscal quarter of 2002") were $972.1 million compared to $883.9 million for the 13 weeks ended July 7, 2001 (hereinafter referred to as the "second fiscal quarter of 2001"), an increase of 10.0%.

    Revenues by segment were as follows:

(In millions)	Second Fiscal Quarter of 2002	Second Fiscal Quarter of 2001	Increase/ (Decrease)	Percent Change
Wholesale better apparel Wholesale moderate apparel Wholesale footwear and accessories Retail Other	$343.7 224.0 210.8 187.6 6.0	$393.7 81.3 220.1 183.3 5.5	$(50.0) 142.7 (9.3) 4.3 0.5	(12.7%) 175.5% (4.2%) 2.3% 9.1%
Total revenues	$972.1	$883.9	$88.2	10.0%

    As a result of the difficult economic environment experienced in 2001 and uncertainty as to the extent and duration of any continuing impact into 2002, we planned reductions across most of our wholesale businesses in coordination with many of our wholesale customers. In our wholesale better apparel segment, these planned reductions significantly impacted shipments of our Jones New York and Rena Rowan career collection businesses (which had experienced very difficult performance at retail during 2001). Other planned reductions in Polo Jeans Company and Ralph by Ralph Lauren products were offset by much stronger shipments of Jones New York Sport products and a smaller increase in Lauren by Ralph Lauren products.

    Wholesale moderate apparel revenues increased primarily as a result of the product lines obtained as a result of the McNaughton and Gloria Vanderbilt acquisitions, which accounted for $99.4 million and $48.4 million of the increase, respectively, offset by lower sales in the Joneswear and private label jeans businesses.

    We also planned reductions in our wholesale footwear and accessories revenues as a result of the uncertain retail environment. We shipped fewer goods in our Easy Spirit footwear and Nine West accessories product lines. We also experienced increased markdowns in the costume jewelry business to more aggressively liquidate inventories in both the wholesale and retail channels. Shipments of the Nine West footwear line increased substantially, reflecting the positive business initiatives of focusing inventory on tested and proven footwear styles, as well as shortened production lead times.

    Retail revenues increased slightly, primarily as a result of a 3.7% increase in comparable footwear and accessory store sales. This was partially offset by a 5.7% decrease in comparable store sales for our apparel outlet stores as well as the reduction of eight stores from the prior period.

    Gross Profit. The gross profit margin increased to 40.0% in the second fiscal quarter of 2002 compared to 39.8% in the second fiscal quarter of 2001. Without the impact of $9.3 million in the second fiscal quarter of 2002 and $7.8 million in the second fiscal quarter of 2001 relating to adjustments required under purchase accounting to mark up acquired inventories to market value upon acquisition, the gross profit margins would have been 41.0% and 40.6%, respectively.

    Gross profit margin in wholesale better apparel increased to 43.2% for the second fiscal quarter of 2002, compared to 37.3% for the second fiscal quarter of 2001. The primary reasons for the increase were more favorable production costs realized from offshore production and lower off-price sales to discounters.

    Wholesale moderate apparel gross profit margins were 28.1% for the second fiscal quarter of 2002, compared to 21.0% for the second fiscal quarter of 2001. Without the impact of $9.3 million in the second fiscal quarter of 2002 and $7.2 million in the second fiscal quarter of 2001 relating to adjustments required under purchase accounting to mark up acquired inventories to market value upon acquisition, the gross profit margins would have been 32.2% and 29.2%, respectively. The increase was primarily the result of the addition of higher-margin businesses realized from the inclusion of McNaughton for the full quarter in 2002 compared to only two weeks in 2001 as well as the addition of Gloria Vanderbilt.

    Gross profit margin in wholesale footwear and accessories decreased to 30.7% from 34.0%. Without the impact of $0.6 million in the second fiscal quarter of 2001 relating to adjustments required under purchase accounting to mark up acquired inventories to market value upon acquisition, the gross profit margin for the prior period would have been 34.3%. The decrease in the margin was driven by significant markdowns in the costume jewelry business to more aggressively liquidate inventories in both the wholesale and retail channels. Our wholesale footwear business realized a significant improvement in margins resulting primarily from lower off-price sales to discounters.

    Retail gross profit margins were 54.4% for the second fiscal quarter of 2002 compared to 54.7% for the second fiscal quarter of 2001. Margins in our Nine West retail business continued to benefit from better inventory planning as well as improved product assortments in our stores. This improvement was offset by more promotional activity in our apparel outlet stores, impacted by the difficulty experienced in our Jones New York career business.

    SG&A expenses. SG&A expenses of $267.6 million (excluding $0.7 million of costs related to the termination of executive employment contracts) in the second fiscal quarter of 2002 represented an increase of $41.6 million from the $226.0 million (excluding $13.5 million of goodwill and trademark amortization) reported for the second fiscal quarter of 2001. McNaughton and Gloria Vanderbilt added $15.8 million and $7.8 million, respectively, to the second fiscal quarter of 2002. Also contributing to the increase in SG&A expenses were the $5.8 million write down of trademarks and $1.9 million of costs related to the consolidation of certain administrative functions and the closing of a Canadian production facility.

    Operating Income. The resulting operating income for the second fiscal quarter of 2002 of $121.0 million increased 8.0%, or $9.0 million, from the $112.0 million for the second fiscal quarter of 2001. Excluding the adjustments required under purchase accounting to mark up acquired inventories to market value upon acquisition, additional costs related to the termination of executive employment contracts in the second fiscal quarter of 2002 and the amortization of goodwill and intangibles for the second fiscal quarter of 2001 that ended upon the adoption of SFAS No. 142, operating income for the second fiscal quarters of 2002 and 2001 would have been $131.0 million and $133.3 million, respectively.

    Net Interest Expense. Net interest expense was $14.2 million in the second fiscal quarter of 2002 compared to $20.4 million in the comparable period of 2001, resulting from lower average borrowings and lower interest rates.

    Provision for Income Taxes. The effective income tax rate was 37.7% for the second fiscal quarter of 2002 compared to 39.5% for the second fiscal quarter of 2001. The decrease was primarily due to the elimination of nondeductible goodwill amortization resulting from the adoption of SFAS No. 142.

    Net Income. Net income was $66.5 million in the second fiscal quarter of 2002, an increase of $11.1 million from the net income of $55.4 million earned in the second fiscal quarter of 2001. Excluding the effects of the purchase accounting adjustments to cost of sales, additional costs related to the termination of executive employment contracts in the second fiscal quarter of 2002 and the amortization of goodwill and intangibles for the second fiscal quarter of 2001 that ended upon the adoption of SFAS No. 142, net income would have been $72.7 million and $72.3 million, respectively.

    Earnings Per Share. Diluted earnings per share for the second fiscal quarter of 2002 was $0.49 compared to $0.43 for the second fiscal quarter of 2001, on a 4.6% increase in shares outstanding. Excluding the effects of the purchase accounting adjustments to cost of sales, additional costs related to the termination of executive employment contracts in the second fiscal quarter of 2002 and the amortization of goodwill and intangibles for the second fiscal quarter of 2001 that ended upon the adoption of SFAS No. 142, earnings per diluted share for the second fiscal quarters of 2002 and 2001 would have been $0.54 and $0.56, respectively.

Fiscal Six Months Ended July 6, 2002 Compared to Fiscal Six Months Ended July 7, 2001

    Revenues. Total revenues for the 27 weeks ended July 6, 2002 (hereinafter referred to as the "first fiscal six months of 2002") were $2.10 billion compared to $1.96 billion for the 27 weeks ended July 7, 2001 (hereinafter referred to as the "first fiscal six months of 2001"), an increase of 7.0%.

    Revenues by segment were as follows:

(In millions)	First Fiscal Six Months of 2002	First Fiscal Six Months of 2001	Increase/ (Decrease)	Percent Change
Wholesale better apparel Wholesale moderate apparel Wholesale footwear and accessories Retail Other	$817.6 480.6 444.7 343.4 12.6	$932.6 160.0 514.1 343.9 11.0	$(115.0) 320.6 (69.4) (0.5) 1.6	(12.3%) 200.4% (13.5%) (0.1%) 14.5%
Total revenues	$2,098.9	$1,961.6	$137.3	7.0%

    As a result of the difficult economic environment experienced in 2001 and uncertainty as to the extent and duration of any continuing impact into 2002, we planned reductions across most of our wholesale businesses in coordination with many of our wholesale customers. In our wholesale better apparel segment, these planned reductions significantly impacted shipments of our Jones New York and Rena Rowan career collection businesses (which had experienced very difficult performance at retail during 2001). Other planned reductions in the Lauren by Ralph Lauren collection were partially offset by increases in our Jones New York Sport casual collection business.

    Wholesale moderate apparel revenues increased primarily as a result of the product lines obtained as a result of the McNaughton and Gloria Vanderbilt acquisitions, which accounted for $272.9 million and $48.4 million of the increase, respectively. Increases in our Evan-Picone and Nine & Company businesses were offset by lower sales in the Joneswear and private label jeans businesses.

    We also planned reductions in our wholesale footwear and accessories revenues as a result of the uncertain retail environment. The most significant decreases were experienced in Nine West accessories and Easy Spirit footwear. The decrease is also due to markdowns recognized in the costume jewelry business to more aggressively liquidate inventories in both the wholesale and retail channels. Shipments of the Nine West footwear line increased as a result of the positive business initiatives of focusing inventory on tested and proven footwear styles, as well as shortened production lead times. The product lines obtained from the Judith Jack acquisition added $6.3 million in net sales for the first fiscal six months of 2002.

    Retail revenues decreased primarily as a result of a reduction of nine stores in the first fiscal six months of 2002 compared to the prior period. Comparable store sales were up approximately 3.3% for footwear and accessories stores and down 5.3% for apparel outlet stores as compared to the first fiscal six months of 2001.

    Gross Profit. The gross profit margin decreased to 39.9% in the first fiscal six months of 2002 compared to 40.7% in the first fiscal six months of 2001. Without the impact of $9.3 million in the first fiscal six months of 2002 and $7.8 million in the first fiscal six months of 2001 relating to adjustments required under purchase accounting to mark up acquired inventories to market value upon acquisition, the gross profit margins would have been 40.3% and 41.1%, respectively.

    Gross profit margin in wholesale better apparel increased to 41.9% for the first fiscal six months of 2002, compared to 38.9% for the first fiscal six months of 2001. The primary reasons for the increase were more favorable production costs realized from offshore production and lower off-price sales to discounters.

    Wholesale moderate apparel gross profit margins were 30.1% for the first fiscal six months of 2002, compared to 23.1% for the first fiscal six months of 2001. Without the impact of $9.3 million in the first fiscal six months of 2002 and $7.2 million in the first fiscal six months of 2001 relating to adjustments required under purchase accounting to mark up acquired inventories to market value upon acquisition, the gross profit margins would have been 32.1% and 27.3%, respectively. The increase was primarily the result of the addition of higher-margin businesses realized from the inclusion of McNaughton for the full six months in 2002 compared to only two weeks in 2001 as well as the addition of Gloria Vanderbilt.

    Gross profit margin in wholesale footwear and accessories decreased to 31.4% from 36.4%. Without the impact of $0.6 million in the first fiscal six months of 2001 relating to adjustments required under purchase accounting to mark up acquired inventories to market value upon acquisition, the gross profit margin for the prior period would have been 36.5%. The decrease in the margin was driven by significant markdowns in the costume jewelry business to more aggressively liquidate inventories in both the wholesale and retail channels. Our wholesale footwear business realized a significant improvement in margins resulting primarily from lower off-price sales to discounters.

    Retail gross profit margins were 53.6% for the first fiscal six months of 2002 compared to 53.2% for the first fiscal six months of 2001. Margins in our Nine West retail business benefitted from better inventory planning as well as improved product assortments in our stores. This improvement was offset by more promotional activity in our apparel outlet stores, impacted by the difficulty experienced in our Jones New York career business.

    SG&A expenses. SG&A expenses of $533.1 million (excluding $31.9 million of costs related to the termination of executive employment contracts) in the first fiscal six months of 2002 represented an increase of $53.0 million from the $480.1 million (excluding $26.3 million of goodwill and trademark amortization) reported for the first fiscal six months of 2001. McNaughton and Gloria Vanderbilt added $36.7 million and $7.8 million, respectively, to the first fiscal six months of 2002. Also contributing to the increase in SG&A expenses were the $5.8 million write down of trademarks and $1.9 million of costs related to the consolidation of certain administrative functions and the closing of a Canadian production facility.

    Operating Income. The resulting operating income for the first fiscal six months of 2002 of $272.6 million decreased 6.8%, or $19.8 million, from the $292.4 million for the first fiscal six months of 2001. Excluding the adjustments required under purchase accounting to mark up acquired inventories to market value upon acquisition, costs related to the termination of executive employment contracts in the first fiscal six months of 2002 and the amortization of goodwill and intangibles for the first fiscal six months of 2001 that ended upon the adoption of SFAS No. 142, operating income for the first fiscal six months of 2002 and 2001 would have been $313.9 million and $326.5 million, respectively.

    Net Interest Expense. Net interest expense was $30.2 million in the first fiscal six months of 2002 compared to $41.4 million in the comparable period of 2001, resulting from lower average borrowings, lower interest rates and using the proceeds from zero coupon convertible senior debt securities issued in February 2001 to repay higher-rate borrowings under our credit facilities.

    Provision for Income Taxes. The effective income tax rate was 37.7% for the first fiscal six months of 2002 compared to 39.5% for the first fiscal six months of 2001. The decrease was primarily due to the elimination of nondeductible goodwill amortization resulting from the adoption of SFAS No. 142.

    Net Income. Net income was $137.2 million in the first fiscal six months of 2002, a decrease of $14.6 million from the net income of $151.8 million earned in the first fiscal six months of 2001. Excluding the adjustments required under purchase accounting to mark up acquired inventories to market value upon acquisition, costs related to the termination of executive employment contracts, the cumulative effect of the change in accounting for intangible assets for the first fiscal six months of 2002 and the amortization of goodwill and intangibles for the first fiscal six months of 2001 that ended upon the adoption of SFAS No. 142, net income would have been $176.7 million and $180.2 million, respectively.

    Earnings Per Share. Diluted earnings per share for the first fiscal six months of 2002 was $1.02 compared to $1.18 for the first fiscal six months of 2001, on a 4.9% increase in shares outstanding. Excluding the adjustments required under purchase accounting to mark up acquired inventories to market value upon acquisition, costs related to the termination of executive employment contracts, the cumulative effect of the change in accounting for intangible assets for the first fiscal six months of 2002 and the amortization of goodwill and intangibles for the first fiscal six months of 2001 that ended upon the adoption of SFAS No. 142, earnings per diluted share would have been $1.31 and $1.39, respectively.

Liquidity and Capital Resources

    Our principal capital requirements have been to fund acquisitions, working capital needs, capital expenditures and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations and expansion.

    Operating activities provided $322.0 million and used $22.1 million in the first fiscal six months of 2002 and 2001, respectively. The change was primarily due to decreases in accounts receivable and inventories during the first six months of 2002 compared to increases in the first fiscal six months of 2001 and a larger increase in income taxes payable during the first fiscal six months of 2002 than in the first fiscal six months of 2001.

    Investing activities used $109.3 million and $114.9 during the first fiscal six months of 2002 and 2001, respectively. The difference was primarily due to higher expenditures for acquisitions during the first fiscal six months of 2001 offset by $28.0 million in proceeds from the sale of Nine West's United Kingdom operations and the repayment of an $18.0 million officer loan. Capital expenditures were $27.5 million and $25.6 million for the first fiscal six months of 2002 and 2001, respectively; total capital expenditures for 2002 are expected to be approximately $50.0 million.

    Financing activities provided $6.9 million of cash in the first fiscal six months of 2002 and $113.6 million in the first fiscal six months of 2001. In February 2001, we issued 20-year, zero coupon convertible senior debt securities. Net proceeds of the offering were $392.8 million. The securities carry a 3.5% yield to maturity with a face value of $805.6 million ($1,000 per note) and are convertible into common stock at a conversion rate of 9.8105 shares per note. The proceeds were used to repay amounts then outstanding under our Senior Credit Facilities, repurchase $16.1 million of our outstanding 6.25% Senior Notes at par, and for general corporate purposes.

    During the first fiscal six months of 2002, we refinanced $43.7 million of debt assumed as part of the acquisition of Gloria Vanderbilt, and during the first fiscal six months of 2001, we refinanced $146.9 of debt assumed as part of the McNaughton acquisition.

    During the first fiscal six months of 2001, we realized $8.3 million in proceeds from terminating our existing interest rate swap agreements (see "Derivatives" in the Notes to Consolidated Financial Statements).

    We repurchased $69.0 million of our common stock on the open market during the first fiscal six months of 2001. As of July 6, 2002, a total of $425.8 million has been expended under announced programs to acquire up to $500.0 million of such shares. We may authorize additional share repurchases in the future depending on, among other things, market conditions and our financial condition. Proceeds from the issuance of common stock to our employees exercising stock options amounted to $60.0 million and $70.5 million in the first fiscal six months of 2002 and 2001, respectively.

    The terms of the acquisition agreement for Victoria require us to pay the former Victoria shareholders additional consideration of $3.00 for each $1.00 of Victoria's earnings before interest and taxes (as defined in the securities purchase agreement) for each of the 12-month periods ending June 30, 2001 through 2003 that exceeds certain targeted levels. Any future additional consideration is to be paid 50% in cash and 50% in our common stock, the value of which will be determined by the prices at which our common stock trades in a defined period preceding delivery in each year. No payments are required for the 12-month period ending June 30, 2002.

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

    At July 6, 2002, we had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.55 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for an $850.0 million 364-Day Revolving Credit Facility (which was renewed on June 11, 2002) and a $700.0 million Five-Year Revolving Credit Facility. At July 6, 2002, $215.9 million was outstanding under the 364-Day Revolving Credit Facility (comprised entirely of outstanding letters of credit), and no amounts were outstanding under our Five-Year Revolving Credit Facility. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require us to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on our ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers, and pay dividends.

    In addition to these committed facilities, we have an unsecured line of credit for the purpose of issuing letters of credit and bankers' acceptances for McNaughton and Gloria Vanderbilt. As of July 6, 2002, $109.2 million was outstanding under this line of credit.

    We also have a C$20.0 million unsecured line of credit in Canada, under which C$14.2 million was outstanding at July 6, 2002.

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

    On August 16, 2002, we completed the acquisition of l.e.i. The aggregate purchase price was approximately $309.0 million, which included payments to the selling shareholders of $272.5 million in cash and the issuance of approximately 1.0 million shares of our common stock. We also assumed approximately $83.2 million of l.e.i.'s funded debt and accrued interest, which we subsequently refinanced. The selling shareholders and certain employees of l.e.i. will be entitled to receive future payments of up to $70.0 million in the form of cash and/or common stock if certain earnings targets are achieved during the three years following the closing of the transaction.

    We believe that funds generated by operations, proceeds from the issuance of notes, the Senior Credit Facilities, the McNaughton line of credit and the Canadian line of credit will provide the financial resources sufficient to meet our foreseeable working capital, letter of credit, debt repayment, capital expenditure and stock repurchase requirements and any ongoing obligations to the former Victoria and Gloria Vanderbilt shareholders, the seller of Judith Jack, and the selling shareholders and certain employees of l.e.i.

New Accounting Standards

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. We do not expect the adoption of this standard to have a material effect on our results of operations.

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

    The primary interest rate exposures on floating rate financing arrangements are with respect to United States and Canadian short-term interest rates. We had approximately $1.6 billion in variable rate facilities at July 6, 2002.

    At July 6, 2002, we had outstanding foreign exchange contracts in Canada to purchase a total of $13.0 million U.S. dollars through November 2002. We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. We are exposed to credit-related losses if the counterparty to the financial instruments fails to perform its obligations. However, we do not expect the counterparty, which presently has high credit ratings, to fail to meet its obligations.

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

Item 4. Submission of Matters to a Vote of Security Holders

    The 2002 Annual Meeting of Stockholders was held on May 22, 2002. The proposals submitted to the vote of the stockholders and the results of the votes were as follows:

	For	Against	Withheld	Abstain	Broker Non-votes
Election of Directors Sidney Kimmel Peter Boneparth Geraldine Stutz Howard Gittis Anthony F. Scarpa Matthew H. Kamens Michael L. Tarnopol Robert Kerrey	99,456,384 99,457,849 98,132,784 98,119,130 98,146,709 99,459,973 98,140,235 99,078,961	* * * * * * * *	16,773,770 16,772,305 18,097,370 18,111,024 18,083,445 16,770,181 18,089,919 17,151,193	* * * * * * * *	- - - - - - - -
Ratification of the Selection of BDO Seidman, LLP as our Independent Certified Public Accountants for 2002	97,706,909	16,743,450	*	1,779,795	-

    ______________
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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    See Exhibit Index.

(b) Reports on Form 8-K

    During the fiscal quarter ended July 6, 2002, we filed the following Current Reports on Form 8-K with the SEC.

(1)	We filed a Current Report on Form 8-K, dated May 1, 2002, announcing our first quarter 2002 revenues and earnings and reporting restated segment information for all reportable periods during 2001.
(2)	We filed a Current Report on Form 8-K, dated May 8, 2002, announcing that we had withdrawn our proposal to amend our stock option plan, which was to be considered at our annual meeting of stockholders on May 22, 2002.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JONES APPAREL GROUP, INC.
(Registrant)

Date: August 16, 2002	By /s/ Peter Boneparth PETER BONEPARTH Chief Executive Officer By /s/ Wesley R. Card WESLEY R. CARD Chief Operating and Financial Officer

INDEX TO EXHIBITS

Number	Description
3.2*	Amended and Restated By-Laws.
10.1*	Fifth Amended and Restated 364-Day Credit Agreement dated as of June 11, 2002, among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein, Salomon Smith Barney Inc. and J.P. Morgan Securities Inc., as Joint-Lead Arrangers and Joint Bookrunners, Wachovia Bank, National Association, as Administrative Agent, Citibank, N.A. and JPMorgan Chase Bank, as Syndication Agents and Bank of America, N.A. and Fleet National Bank, as Documentation Agents.

99.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________

* Filed herewith.