Form 10-Q
period 2002-10-05
JONES APPAREL GROUP INC
filed 2002-11-15
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 5, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock $.01 par value	Outstanding at November 13, 2002 128,861,423

JONES APPAREL GROUP, INC.

Index

Page No.
PART I. FINANCIAL INFORMATION Item 1. Financial Statements
Consolidated Balance Sheets October 5, 2002 and December 31, 2001	3
Consolidated Statements of Income Fiscal Quarters and Nine Months ended October 5, 2002 and October 6, 2001	4
Consolidated Statements of Stockholders' Equity Fiscal Nine Months ended October 5, 2002 and October 6, 2001	5
Consolidated Statements of Cash Flows Fiscal Nine Months ended October 5, 2002 and October 6, 2001	6
Notes to Consolidated Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	26
PART II. OTHER INFORMATION Item 1. Legal Proceedings	26
Item 5. Other Information	26
Item 6. Exhibits and Reports on Form 8-K	27
Signatures	28
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	29
Sarbanes-Oxley Section 302(a) Certifications	30

DEFINITIONS

    As used in this Report, unless the context requires otherwise, "our," "us" and "we" means Jones Apparel Group, Inc. and consolidated subsidiaries, "Sun" means Sun Apparel, Inc., "Nine West" means Nine West Group Inc., "Victoria" means Victoria + Co Ltd., "Judith Jack" means Judith Jack, LLC (acquired April 26, 2001), "McNaughton" means McNaughton Apparel Group Inc. (acquired June 19, 2001), "Gloria Vanderbilt" means Gloria Vanderbilt Apparel Corp. (acquired April 8, 2002), "l.e.i." means R.S.V. Sport, Inc. and its related companies (acquired August 15, 2002), "FASB" means the Financial Accounting Standards Board, "SFAS" means Statement of Financial Accounting Standards and "SEC" means the United States Securities and Exchange Commission. The results of Judith Jack, McNaughton, Gloria Vanderbilt and l.e.i. are included in our operating results from the respective dates of acquisition and, therefore, our operating results for all periods presented are not comparable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in millions except per share data)
	October 5, 2002	December 31, 2001
(Unaudited)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents
    Accounts receivable, net of allowances of $55.4 and
      $41.9 for doubtful accounts, discounts, returns and
      co-op advertising
    Inventories
    Deferred taxes
Prepaid expenses and other current assets	$ 28.7 694.5 576.5 58.8 50.1	$ 76.5 395.8 572.9 62.1 33.7
        TOTAL CURRENT ASSETS

PROPERTY, PLANT AND EQUIPMENT, at cost, less
    accumulated depreciation and amortization
GOODWILL, less accumulated amortization
OTHER INTANGIBLES, at cost, less accumulated
    amortization
OTHER ASSETS	1,408.6 262.3 1,541.0 680.8 95.8	1,141.0 242.5 1,368.4 533.3 88.3
	$ 3,988.5	$ 3,373.5
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term debt and current portion of long-term
        debt and capital lease obligations
    Accounts payable
    Income taxes payable
    Accrued employee compensation
    Accrued expenses and other current liabilities
TOTAL CURRENT LIABILITIES	$ 64.2 289.2 59.7 53.4 131.8 598.3	$ 7.7 216.7 7.0 42.4 104.4 378.2
NONCURRENT LIABILITIES: Long-term debt Obligations under capital leases Deferred taxes Other TOTAL NONCURRENT LIABILITIES TOTAL LIABILITIES	983.6 22.4 62.3 36.6 1,104.9 1,703.2	949.5 27.1 80.8 32.5 1,089.9 1,468.1
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value - shares authorized 1.0;
        none issued
    Common stock, $.01 par value - shares authorized
        200.0; issued 144.7 and 142.0
    Additional paid-in capital
    Retained earnings
    Accumulated other comprehensive income (loss)
	- 1.4 1,083.2 1,587.2 (0.8)	- 1.4 974.3 1,320.3 0.5
Less treasury stock, 15.7 and 16.3 shares, at cost	2,671.0 (385.7)	2,296.5 (391.1)
TOTAL STOCKHOLDERS' EQUITY	2,285.3	1,905.4
	$ 3,988.5	$ 3,373.5

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Income
(Unaudited)
(All amounts in millions except per share data)
	Fiscal Quarter Ended		Fiscal Nine Months Ended
	October 5, 2002	October 6, 2001	October 5, 2002	October 6, 2001
Net sales Licensing income (net)	$ 1,271.0 6.5	$ 1,234.6 7.7	$ 3,357.4 19.0	$ 3,185.2 18.6
Total revenues Cost of goods sold Purchase accounting adjustments to cost of goods sold(1)	1,277.5 779.2 13.9	1,242.3 832.5 10.0	3,376.4 2,031.3 23.1	3,203.8 1,987.6 17.7
Total cost of goods sold	793.1	842.5	2,054.4	2,005.3
Gross profit Selling, general and administrative expenses Executive compensation obligations Amortization of goodwill	484.4 262.7 - -	399.8 271.1 - 12.2	1,322.0 795.8 31.9 -	1,198.5 757.7 - 31.9
Operating income Interest income Interest expense and financing costs Equity in earnings of unconsolidated affiliates	221.7 (2.5) 16.6 (0.7)	116.5 (0.2) 23.1 -	494.3 (3.5) 47.8 (0.7)	408.9 (3.8) 68.1 -
Income before provision for income taxes Provision for income taxes	208.3 78.5	93.6 40.5	450.7 170.0	344.6 139.7
Income before cumulative effect of change in accounting principle Cumulative effect of change in accounting for intangible assets, net of tax	129.8 -	53.1 -	280.7 13.8	204.9 -
Net income	$ 129.8	$ 53.1	$ 266.9	$ 204.9
Earnings per share Basic Income before cumulative effect of change in accounting principle Cumulative effect of change in accounting for intangible assets	$1.00 -	$0.42 -	$2.19 0.11	$1.67 -
Basic earnings per share	$1.00	$0.42	$2.08	$1.67
Diluted Income before cumulative effect of change in accounting principle Cumulative effect of change in accounting for intangible assets	$0.95 -	$0.41 -	$2.07 0.10	$1.58 -
Basic earnings per share	$0.95	$0.41	$1.97	$1.58
Weighted average common shares and share equivalents outstanding Basic Diluted	129.4 139.7	125.4 135.4	128.0 138.9	122.4 133.1

(1) Reflects an increase in cost of goods sold attributable to the fair value of inventory over cost, recorded as a result of the acquisitions of Gloria Vanderbilt and l.e.i. in 2002 and Judith Jack and McNaughton in 2001.

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
    Change in fair value of cash flow hedges
    Reclassification adjustment for hedge gains
      and losses included in net income
    Foreign currency translation adjustments

Total comprehensive income	204.9 5.0 0.1 (0.7) (0.7) 208.6	- - - - -	- - - - -	204.9 - - - -	- 5.0 0.1 (0.7) (0.7)	- - - - -
  Restricted stock issued
  Treasury stock reissued for acquisition
    of McNaughton
  Conversion of McNaughton employee
    stock options
  Amortization expense in connection with
    stock options
  Exercise of stock options
  Tax benefit derived from exercise of
    stock options
Treasury stock acquired	3.7 109.3 34.2 0.2 82.7 26.3 (69.0)	- - - - - - -	3.7 73.5 34.2 0.2 82.7 26.3 -	- - - - - - -	- - - - - - -	- 35.8 - - - - (69.0)
Balance, October 6, 2001	$ 1,873.2	$ 1.4	$ 972.6	$ 1,289.0	$ 1.3	$ (391.1)
Balance, January 1, 2002:	$ 1,905.4	$ 1.4	$ 974.3	$ 1,320.3	$ 0.5	$ (391.1)
Fiscal nine months ended October 5, 2002:
  Comprehensive income:
    Net income
    Change in fair value of cash flow hedges
    Reclassification adjustment for hedge gains
      and losses included in net income
    Foreign currency translation adjustments

Total comprehensive income	266.9 (0.4) (0.8) (0.1) 265.6	- - - -	- - - -	266.9 - - -	- (0.4) (0.8) (0.1)	- - - -
  Treasury stock reissued for acquisition of
    Gloria Vanderbilt
  Treasury stock reissued for acquisition of l.e.i.
  Amortization expense in connection with
    stock options and restricted stock
  Exercise of stock options
  Tax benefit derived from exercise of
    stock options
Treasury stock acquired	20.0 36.3 12.6 62.2 12.7 (29.5)	- - - - - -	10.1 11.3 12.6 62.2 12.7 -	- - - - - -	- - - - - -	9.9 25.0 - - - (29.5)
Balance, October 5, 2002	$ 2,285.3	$ 1.4	$ 1,083.2	$ 1,587.2	$ (0.8)	$ (385.7)

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(All amounts in millions)
	Fiscal Nine Months Ended
	October 5, 2002	October 6, 2001
CASH FLOWS FROM OPERATING ACTIVITIES: Net income	$ 266.9	$ 204.9
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
    Changes in operating assets and liabilities:
      Accounts receivable
      Inventories
      Prepaid expenses and other current assets
      Other assets
      Accounts payable
      Income taxes payable
Accrued expenses and other liabilities	13.8 - 11.0 5.8 57.8 2.6 0.3 (11.0) 0.2 (182.5) 76.0 (0.2) 15.9 57.5 66.7 (10.5)	- 31.9 9.4 - 54.7 1.8 11.2 - 5.2 (258.5) 16.7 15.0 13.0 (51.9) 34.3 (33.0)
Total adjustments	103.4	(150.2)
Net cash provided by operating activities	370.3	54.7
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired
  Proceeds from and return of collateral related to sale of
    U.S. Treasury bonds
  Repurchases and collateral required for repurchase of
    U.S. Treasury bonds
  Capital expenditures
  Payments relating to acquisition of Victoria
  Payments relating to acquisition of Sun
  Proceeds from sale of Nine West United Kingdom operations
  Acquisition of intangibles
  Repayment of loans to officers
Other	(332.7) 381.3 (372.1) (40.3) (2.0) - - (2.8) 2.0 0.2	(133.8) 143.9 (146.7) (40.1) (18.4) (1.0) 28.0 - 18.0 (0.7)
Net cash used in investing activities	(366.4)	(150.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Zero Coupon Convertible Senior Notes,
    net of discount and debt issuance costs
  Net borrowings (payments) under long-term
    credit facilities
  Repurchase/payment at maturity of 6.25% Senior Notes
  Repurchase of McNaughton 12.5% Senior Notes
  Premiums paid on repurchase of McNaughton 12.5%
    Senior Notes
  Refinancing of acquired debt
  Proceeds from termination of interest rate swaps
  Principal payments on capital leases
  Purchases of treasury stock
Proceeds from exercise of stock options	- 54.0 - - - (126.9) - (11.6) (29.5) 62.2	392.8 239.5 (265.0) (122.3) (25.2) (146.9) 8.3 (3.9) (69.0) 82.7
Net cash (used in) provided by financing activities	(51.8)	91.0
EFFECT OF EXCHANGE RATES ON CASH	0.1	1.3
NET DECREASE IN CASH AND CASH EQUIVALENTS CASH AND CASH EQUIVALENTS, BEGINNING	(47.8) 76.5	(3.8) 60.5
CASH AND CASH EQUIVALENTS, ENDING	$28.7	$ 56.7

See accompanying notes to consolidated financial statements

JONES APPAREL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Jones Apparel Group, Inc. and its wholly-owned subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the footnotes thereto included within our Annual Report on Form 10-K. The results of Judith Jack, McNaughton, Gloria Vanderbilt and l.e.i. are included in our operating results from the date of acquisition and, therefore, our operating results for the periods presented are not comparable.

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

    The components of other intangible assets are as follows:

(In millions)	October 5, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets License agreements Covenant not to compete	$ 60.3 2.9	$ 16.2 1.5	$ 44.3 2.9	$ 11.9 1.1
Unamortized trademarks	63.2 635.3	17.7 -	47.2 499.1	13.0 -
	$ 698.5	$ 17.7	$ 546.3	$ 13.0

    Amortization expense for intangible assets subject to amortization for each of the years in the five-year period ending December 31, 2006 is estimated to be $9.3 million in 2002, $12.4 million in 2003, $8.8 million in 2004, $3.7 million in 2005 and $1.6 million in 2006.

    The following table presents a comparison of net income and earnings per share for the fiscal quarter and fiscal nine-month period ended October 5, 2002 to the respective adjusted amounts for the fiscal quarter and fiscal nine-month period ended October 6, 2001 that would have been reported had SFAS No. 142 been in effect during 2001.

(In millions except per share amounts)	Fiscal Quarter Ended		Fiscal Nine Months Ended
	October 5, 2002	October 6, 2001	October 5, 2002	October 6, 2001
Reported net income Add back goodwill amortization Add back trademark amortization	$129.8 - -	$53.1 12.2 2.6	$266.9 - -	$204.9 31.9 6.6
Adjusted net income	$129.8	$67.9	$266.9	$243.4
Earnings per share - basic Reported net income Goodwill amortization Trademark amortization	$1.00 - -	$0.42 0.10 0.02	$2.08 - -	$1.67 0.26 0.06
Adjusted net income	$1.00	$0.54	$2.08	$1.99
Earnings per share - diluted Reported net income Goodwill amortization Trademark amortization	$0.95 - -	$0.41 0.09 0.02	$1.97 - -	$1.58 0.24 0.05
Adjusted net income	$0.95	$0.52	$1.97	$1.87

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

(In millions)	Balance at December 31, 2001	Net Additions	Utilized	Balance at October 5, 2002
Severance and other employee costs Consolidation and closing of facilities	$ 11.2 4.2	$ 0.5 1.7	$ 6.1 1.6	$ 5.6 4.3
Total	$ 15.4	$ 2.2	$ 7.7	$ 9.9

    Estimated severance payments and other employee costs of $5.6 million accrued at October 5, 2002 relate to the remaining estimated severance for an estimated 104 employees at locations to be closed. Employee groups affected (totaling an estimated 324 employees) include accounting, administrative, customer service, manufacturing, production, warehouse and management personnel at locations closed or to be closed and duplicate corporate headquarters management and administrative personnel. During the fiscal nine months ended October 5, 2002, $6.1 million of the reserve was utilized (relating to severance and related costs for 220 employees). The $0.5 million net addition represents a net reversal of $0.9 million of the accrual related to acquisitions, which was recorded as a reduction of goodwill, and a $1.4 million accrual charged to operations relating to severance costs related to the closing and consolidation of existing facilities.

    The $4.3 million accrued at October 5, 2002 for the consolidation of facilities relates to expected costs to be incurred, including lease obligations, for closing certain acquired facilities in connection with consolidating their operations into our other existing facilities, as well as the closing of a Canadian production facility. The $1.7 million additional accrual consists of $1.2 million related to the closing of acquired facilities, which was recorded as an increase to goodwill, and $0.5 million charged to operations related to the closing of the Canadian facility.

    Our plans have not been finalized in all areas, and additional restructuring costs may result as we continue to evaluate and assess the impact of duplicate responsibilities, warehouses and office locations. We do not expect any final adjustments to be material. Any additional costs relating to Gloria Vanderbilt before April 8, 2003 and any costs relating to l.e.i. before August 15, 2003 will be recorded as additional goodwill; after that date, additional costs will be charged to operations in the period in which they occur. Any costs not related to either Gloria Vanderbilt or l.e.i. will be charged to operations in the period in which they occur.

INVENTORIES

    Inventories are summarized as follows (in millions):

	October 5, 2002	December 31, 2001
Raw materials Work in process Finished goods	$ 33.7 45.9 496.9	$ 22.2 31.4 519.3
	$ 576.5	$ 572.9

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

    During the fiscal nine months ended October 5, 2002, no material amounts were reclassified from other comprehensive income to earnings relating to cash flow hedges. If foreign currency exchange rates or interest rates do not change from their October 5, 2002 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months also will not be material. The actual amounts that will be reclassified to earnings over the next 12 months could vary, however, as a result of changes in market conditions.

    For the periods April 2002 through October 2002 and June 1999 through January 2001, we had employed an interest rate hedging strategy utilizing swaps to effectively float a portion of our interest rate exposure on our fixed rate financing arrangements. The termination of these interest rate swaps generated pre-tax gains of $21.6 million and $8.3 million, respectively, which will be amortized as a reduction of interest expense over the remaining terms of the interest rate swap agreements, with approximately $8.3 million of pre-tax income to be reclassified into earnings within the next 12 months.

STATEMENT OF CASH FLOWS

Fiscal Nine Months Ended: (In millions)	October 5, 2002	October 6, 2001
Supplemental disclosures of cash flow information: Cash paid during the period for: Interest Income taxes, net of refunds	$ 31.7 100.7	$ 52.3 93.1

Supplemental disclosures of non-cash investing
  and financing activities:
    Tax benefits related to exercise of stock options
    Treasury stock reissued for acquisitions
Equipment acquired through capital lease financing	12.7 34.9 3.9	26.3 35.8 0.4
Details of acquisitions: Fair value of assets acquired Liabilities assumed Common stock and option issued	$ 603.9 (193.3) (56.3)	$ 659.8 (376.7) (143.5)
Cash paid for acquisitions Cash acquired in acquisitions	354.3 (21.6)	139.6 (5.8)
Net cash paid for acquisitions	$ 332.7	$ 133.8

SEGMENT INFORMATION

    We identify operating segments based on, among other things, the way our management organizes the components of our business for purposes of allocating resources and assessing performance. With the addition of McNaughton in 2001 and the recent acquisitions of Gloria Vanderbilt and l.e.i., we have redefined our reportable operating segments effective January 1, 2002. Our operations are now comprised of four reportable segments: wholesale better apparel, wholesale moderate apparel, wholesale footwear and accessories, and retail. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores, the retail segment includes operations by our own stores, and income and expenses related to trademarks, licenses and general corporate functions are reported under "other and eliminations." We define segment profit as operating income before net interest expense, equity in earnings of unconsolidated affiliates, income taxes and (for periods prior to January 1, 2002) amortization of goodwill. Summarized below are our segment revenues, income (loss) and total assets by reportable segments for the fiscal quarter and nine-month period ended October 5, 2002 and restated segment revenues, income (loss) and total assets by reportable segments for the fiscal quarter and nine-month period ended October 6, 2001.

(In millions)	Wholesale Better Apparel	Wholesale Moderate Apparel	Wholesale Footwear & Accessories	Retail	Other & Elim- inations	Consolidated
For the fiscal quarter ended October 5, 2002 Revenues from external customers Intersegment revenues	$ 508.2 27.9	$ 341.8 3.8	$ 255.4 21.1	$ 165.6 -	$ 6.5 (52.8)	$ 1,277.5 -
Total revenues	536.1	345.6	276.5	165.6	(46.3)	1,277.5
Segment income	$ 128.0	$ 39.8	$ 49.2	$ 11.8	$ (7.1)	221.7
Net interest expense Equity in earnings of unconsolidated affiliates						(14.1) 0.7
Income before provision for income taxes						$ 208.3

For the fiscal quarter ended October 6, 2001 Revenues from external customers Intersegment revenues	$ 564.6 27.6	$ 236.1 2.3	$ 263.6 16.9	$ 170.3 -	$ 7.7 (46.8)	$ 1,242.3 -
Total revenues	592.2	238.4	280.5	170.3	(39.1)	1,242.3
Segment income	$ 95.7	$ 17.2	$ 20.2	$ 6.1	$ (10.5)	128.7
Amortization of goodwill Net interest expense						(12.2) (22.9)
Income before provision for income taxes						$ 93.6

For the fiscal nine months ended October 5, 2002 Revenues from external customers Intersegment revenues	$ 1,325.9 75.9	$ 822.4 9.5	$ 700.1 58.5	$ 509.0 -	$ 19.0 (143.9)	$ 3,376.4 -
Total revenues	1,401.8	831.9	758.6	509.0	(124.9)	3,376.4
Segment income	$ 301.9	$ 111.1	$ 99.7	$ 41.7	$ (60.1)	494.3
Net interest expense Equity in earnings of unconsolidated affiliates						(44.3) 0.7
Income before provision for income taxes						$ 450.7

For the fiscal nine months ended October 6, 2001 Revenues from external customers Intersegment revenues	$ 1,497.2 70.1	$ 396.1 15.6	$ 777.7 58.1	$ 514.2 -	$ 18.6 (143.8)	$ 3,203.8 -
Total revenues	1,567.3	411.7	835.8	514.2	(125.2)	3,203.8
Segment income	$ 284.2	$ 25.0	$ 133.3	$ 31.7	$ (33.4)	440.8
Amortization of goodwill Net interest expense						(31.9) (64.3)
Income before provision for income taxes						$ 344.6

Total Assets October 5, 2002 October 6, 2001	$1,959.5 2,090.0	$ 1,176.7 763.8	$ 1,159.4 1,091.4	$ 298.0 304.9	$ (605.1) (450.1)	$ 3,988.5 3,800.0

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

Condensed Consolidating Balance Sheets
(In millions)

                                                             October 5, 2002                           December 31, 2001
                                                -----------------------------------------  -----------------------------------------
                                                                         Elim-      Cons-                           Elim-      Cons-
                                                  Issuers    Others   inations   olidated    Issuers    Others   inations   olidated
                                                -----------------------------------------  -----------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                     $     9.4 $    19.3 $        -  $    28.7  $    24.5 $    52.0 $        -  $    76.5
  Accounts receivable - net                         388.6     305.9          -      694.5      251.9     143.9          -      395.8
  Inventories                                       316.6     273.9      (14.0)     576.5      351.9     230.4       (9.4)     572.9
  Prepaid and refundable income taxes                 3.8      11.7      (15.5)         -        4.0         -       (4.0)         -
  Deferred taxes                                     31.3      27.5          -       58.8       35.6      26.6       (0.1)      62.1
  Prepaid expenses and other current assets          31.0      19.0        0.1       50.1       20.8      12.9          -       33.7
                                                -----------------------------------------  -----------------------------------------
     TOTAL CURRENT ASSETS                           780.7     657.3      (29.4)   1,408.6      688.7     465.8      (13.5)   1,141.0

Property, plant and equipment - net                 160.9     101.4          -      262.3      166.0      76.5          -      242.5
Due from affiliates                               1,013.1     423.5   (1,436.6)         -      595.9     349.7     (945.6)         -
Goodwill - net                                      646.3     894.7          -    1,541.0      646.3     722.1          -    1,368.4
Other intangibles - net                             254.1     426.7          -      680.8      267.1     266.2          -      533.3
Investments in subsidiaries                       3,306.2      25.4   (3,331.6)         -    2,521.2      24.4   (2,545.6)         -
Deferred taxes                                       14.2         -      (14.2)         -       10.7         -      (10.7)         -
Other assets                                         70.0      25.8          -       95.8       58.1      30.2          -       88.3
                                                -----------------------------------------  -----------------------------------------
                                                $ 6,245.5 $ 2,554.8 $ (4,811.8) $ 3,988.5  $ 4,954.0 $ 1,934.9 $ (3,515.4) $ 3,373.5
                                                =========================================  =========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings and current
    portion of long-term debt and
    capital lease obligations                   $    61.9 $     2.3 $        -  $    64.2  $     6.2 $     1.5 $        -  $     7.7
  Accounts payable                                  171.4     117.8          -      289.2      152.7      64.0          -      216.7
  Income taxes payable                               50.8      31.4      (22.5)      59.7        5.8       5.2       (4.0)       7.0
  Accrued expenses and other current liabilities    116.3      68.8        0.1      185.2       85.9      61.0       (0.1)     146.8
                                                -----------------------------------------  -----------------------------------------
    TOTAL CURRENT LIABILITIES                       400.4     220.3      (22.4)     598.3      250.6     131.7       (4.1)     378.2
                                                -----------------------------------------  -----------------------------------------
NONCURRENT LIABILITIES:
  Long-term debt                                    976.2       7.4          -      983.6      941.5       8.0          -      949.5
  Obligations under capital leases                   22.4         -          -       22.4       27.1         -          -       27.1
  Deferred taxes                                     12.9      63.6      (14.2)      62.3       40.8      50.7      (10.7)      80.8
  Due to affiliates                                 731.2     705.4   (1,436.6)         -      337.2     608.4     (945.6)         -
  Other                                              32.6       4.0          -       36.6       28.5       4.0          -       32.5
                                                -----------------------------------------  -----------------------------------------
    TOTAL NONCURRENT LIABILITIES                  1,775.3     780.4   (1,450.8)   1,104.9    1,375.1     671.1     (956.3)   1,089.9
                                                -----------------------------------------  -----------------------------------------
    TOTAL LIABILITIES                             2,175.7   1,000.7   (1,473.2)   1,703.2    1,625.7     802.8     (960.4)   1,468.1
                                                -----------------------------------------  -----------------------------------------
STOCKHOLDERS' EQUITY:
  Common stock and additional paid-in capital     2,057.6   1,167.8   (2,140.8)   1,084.6    2,061.0     835.3   (1,920.6)     975.7
  Retained earnings                               2,392.2     393.1   (1,198.1)   1,587.2    1,648.8     303.7     (632.2)   1,320.3
  Accumulated other comprehensive income (loss)       5.7      (6.8)       0.3       (0.8)       9.6      (6.9)      (2.2)       0.5
                                                -----------------------------------------  -----------------------------------------
                                                  4,455.5   1,554.1   (3,338.6)   2,671.0    3,719.4   1,132.1   (2,555.0)   2,296.5
  Less treasury stock                              (385.7)        -          -     (385.7)    (391.1)        -          -     (391.1)
                                                -----------------------------------------  -----------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                    4,069.8   1,554.1   (3,338.6)   2,285.3    3,328.3   1,132.1   (2,555.0)   1,905.4
                                                -----------------------------------------  -----------------------------------------
                                                $ 6,245.5 $ 2,554.8 $ (4,811.8) $ 3,988.5  $ 4,954.0 $ 1,934.9 $ (3,515.4) $ 3,373.5
                                                =========================================  =========================================

Condensed Consolidating Statements of Income
(In millions)

                                                   Fiscal Quarter Ended October 5, 2002       Fiscal Quarter Ended October 6, 2001
                                                -----------------------------------------  -----------------------------------------
                                                                         Elim-      Cons-                           Elim-      Cons-
                                                  Issuers    Others   inations   olidated    Issuers    Others   inations   olidated
                                                -----------------------------------------  -----------------------------------------

Net sales                                       $   803.3   $ 507.5    $ (39.8) $ 1,271.0  $   856.8   $ 419.4   $  (41.6) $ 1,234.6
Licensing income (net)                                3.9       2.6          -        6.5        4.7       3.0          -        7.7
                                                -----------------------------------------  -----------------------------------------
  Total revenues                                    807.2     510.1      (39.8)   1,277.5      861.5     422.4      (41.6)   1,242.3
Cost of goods sold                                  468.2     352.3      (27.4)     793.1      583.2     289.5      (30.2)     842.5
                                                -----------------------------------------  -----------------------------------------
  Gross profit                                      339.0     157.8      (12.4)     484.4      278.3     132.9      (11.4)     399.8
Selling, general and administrative expenses        196.9      77.3      (11.5)     262.7      207.9      76.6      (13.4)     271.1
Amortization of goodwill                                -         -          -          -        5.9       6.3          -       12.2
                                                -----------------------------------------  -----------------------------------------
  Operating income                                  142.1      80.5       (0.9)     221.7       64.5      50.0        2.0      116.5
Net interest expense (income) and financing costs    10.3       3.8          -       14.1       16.0       6.9          -       22.9
Equity in earnings of unconsolidated affiliates      (0.7)        -          -       (0.7)         -         -          -          -
                                                -----------------------------------------  -----------------------------------------
  Income before provision for income taxes
    and equity in earnings of subsidiaries          132.5      76.7       (0.9)     208.3       48.5      43.1        2.0       93.6
Provision for income taxes                           49.6      29.2       (0.3)      78.5       30.3      10.7       (0.5)      40.5
Equity in earnings of subsidiaries                 (272.7)     (1.6)     274.3          -     (122.4)     (1.6)     124.0          -
                                                -----------------------------------------  -----------------------------------------
  Net income                                    $   355.6   $  49.1   $ (274.9) $   129.8  $   140.6   $  34.0   $ (121.5) $    53.1
                                                =========================================  =========================================

Condensed Consolidating Statements of Income
(In millions)

                                                 Fiscal Nine Months Ended October 5, 2002   Fiscal Nine Months Ended October 6, 2001
                                                -----------------------------------------  -----------------------------------------
                                                                         Elim-      Cons-                           Elim-      Cons-
                                                  Issuers    Others   inations   olidated    Issuers    Others   inations   olidated
                                                -----------------------------------------  -----------------------------------------

Net sales                                       $ 2,172.9  $1,262.3    $ (77.8) $ 3,357.4  $ 2,369.4   $ 902.4   $  (86.6) $ 3,185.2
Licensing income (net)                               10.7       8.3          -       19.0       10.7       7.9          -       18.6
                                                -----------------------------------------  -----------------------------------------
  Total revenues                                  2,183.6   1,270.6      (77.8)   3,376.4    2,380.1     910.3      (86.6)   3,203.8
Cost of goods sold                                1,239.9     885.0      (70.5)   2,054.4    1,480.0     606.9      (81.6)   2,005.3
                                                -----------------------------------------  -----------------------------------------
  Gross profit                                      943.7     385.6       (7.3)   1,322.0      900.1     303.4       (5.0)   1,198.5
Selling, general and administrative expenses        613.0     217.4       (2.7)     827.7      596.3     159.3        2.1      757.7
Amortization of goodwill                                -         -          -          -       17.8      14.1          -       31.9
                                                -----------------------------------------  -----------------------------------------
  Operating income                                  330.7     168.2       (4.6)     494.3      286.0     130.0       (7.1)     408.9
Net interest expense (income) and financing costs    32.8      11.5          -       44.3       59.5       4.8          -       64.3
Equity in earnings of unconsolidated affiliates      (0.7)        -          -       (0.7)         -         -          -          -
                                                -----------------------------------------  -----------------------------------------
  Income before provision for income taxes,
    equity in earnings of subsidiaries and
    cumulative effect of change in
    accounting principle                            298.6     156.7       (4.6)     450.7      226.5     125.2       (7.1)     344.6
Provision for income taxes                          114.5      62.4       (6.9)     170.0       98.2      41.5          -      139.7
Equity in earnings of subsidiaries                 (594.2)     (1.0)     595.2          -     (389.9)     (3.5)     393.4          -
                                                -----------------------------------------  -----------------------------------------
  Income before cumulative effect of
    change in accounting principle                  778.3      95.3     (592.9)     280.7      518.2      87.2     (400.5)     204.9
Cumulative effect of change in accounting for
  intangible assets, net of tax                       7.9       5.9          -       13.8          -         -          -          -
                                                -----------------------------------------  -----------------------------------------
  Net income                                    $   770.4  $   89.4   $ (592.9) $   266.9  $   518.2   $  87.2   $ (400.5) $   204.9
                                                =========================================  =========================================

Condensed Consolidating Statements of Cash Flows
(In millions)

                                                 Fiscal Nine Months Ended October 5, 2002   Fiscal Nine Months Ended October 6, 2001
                                                -----------------------------------------  -----------------------------------------
                                                                        Elim-       Cons-                          Elim-       Cons-
                                                  Issuers    Others  inations    olidated    Issuers    Others  inations    olidated
                                                -----------------------------------------  -----------------------------------------

Net cash provided by (used in)
  operating activities                          $   422.9    $(25.6)  $ (27.0)   $  370.3  $   407.0   $  36.1   $(388.4)   $   54.7
                                                -----------------------------------------  -----------------------------------------
Cash flows from investing activities:
  Acquisitions, net of cash acquired               (332.7)        -         -      (332.7)    (112.6)    (21.2)        -      (133.8)
  Capital expenditures                              (16.6)    (23.7)        -       (40.3)     (21.9)    (18.2)        -       (40.1)
  Additional consideration paid for Sun
    and Victoria                                     (2.0)        -         -        (2.0)     (19.4)        -         -       (19.4)
  Proceeds from sale of Nine West UK operations         -         -         -           -       28.0         -         -        28.0
  Repayments of loans to officers                     2.0         -         -         2.0       18.0         -         -        18.0
  Other                                               9.5      (2.9)        -         6.6       (3.5)        -         -        (3.5)
                                                -----------------------------------------  -----------------------------------------
  Net cash used in investing activities            (339.8)    (26.6)        -      (366.4)    (111.4)    (39.4)        -      (150.8)
                                                -----------------------------------------  -----------------------------------------

Cash flows from financing activities:
  Issuance of Zero Coupon Convertible Senior
    Notes, net                                          -         -         -           -      392.8         -         -       392.8
  Net borrowings (payments) under
    various credit facilities                        54.9      (0.9)        -        54.0      236.1       3.4         -       239.5
  Repurchase/payment at maturity of
    6.25% Senior Notes                                  -         -         -           -     (265.0)        -         -      (265.0)
  Repurchase of McNaughton 12.5% Senior Notes           -         -         -           -          -    (122.3)        -      (122.3)
  Premiums paid on McNaughton 12.5% Senior Notes        -         -         -           -          -     (25.2)        -       (25.2)
  Refinancing of acquired debt                     (126.9)        -         -      (126.9)         -    (146.9)        -      (146.9)
  Proceeds from termination of interest rate swaps      -         -         -           -        8.3         -         -         8.3
  Principal payments on capital leases               (8.8)     (2.8)        -       (11.6)      (3.3)     (0.6)        -        (3.9)
  Purchases of treasury stock                       (29.5)        -         -       (29.5)     (69.0)        -         -       (69.0)
  Proceeds from exercise of stock options            62.2         -         -        62.2       82.7         -         -        82.7
  Dividends paid to affiliates                      (27.0)        -      27.0           -          -    (388.4)    388.4           -
  Net intercompany borrowings (payments)            (23.1)     23.1         -           -     (703.2)    703.2         -           -
                                                -----------------------------------------  -----------------------------------------
  Net cash provided by (used in) financing
    activities                                      (98.2)     19.4      27.0       (51.8)    (320.6)     23.2     388.4        91.0
                                                -----------------------------------------  -----------------------------------------

Effect of exchange rates on cash                        -       0.1         -         0.1        0.9       0.4         -         1.3
                                                -----------------------------------------  -----------------------------------------

Net increase (decrease) in cash and cash
  equivalents                                       (15.1)    (32.7)        -       (47.8)     (24.1)     20.3         -        (3.8)
Cash and cash equivalents, beginning                 24.5      52.0         -        76.5       45.5      15.0         -        60.5
                                                -----------------------------------------  -----------------------------------------
Cash and cash equivalents, ending               $     9.4   $  19.3  $      -    $   28.7  $    21.4   $  35.3   $     -   $    56.7
                                                =========================================  =========================================

EARNINGS PER SHARE

    The computation of basic and diluted earnings per share is as follows:

	Fiscal Quarter Ended		Fiscal Nine Months Ended
(In millions except per share amounts)	October 5, 2002	October 6, 2001	October 5, 2002	October 6, 2001
Basic Net income Weighted average common shares outstanding	$ 129.8 129.4	$ 53.1 125.4	$ 266.9 128.0	$ 204.9 122.4
Basic earnings per share	$ 1.00	$ 0.42	$ 2.08	$ 1.67
Diluted Net income Add: interest expense associated with convertible notes, net of tax benefit	$ 129.8 2.3	$ 53.1 2.0	$ 266.9 6.8	$ 204.9 5.6
Income available to common shareholders	$ 132.1	$ 55.1	$ 273.7	$ 210.5
Weighted average common shares outstanding Effect of dilutive securities: Employee stock options Assumed conversion of convertible notes	129.4 2.4 7.9	125.4 2.1 7.9	128.0 3.0 7.9	122.4 3.7 7.0
Weighted average common shares and share equivalents outstanding	139.7	135.4	138.9	133.1
Diluted earnings per share	$ 0.95	$ 0.41	$ 1.97	$ 1.58

SHORT-TERM BOND TRANSACTIONS

    In July 2001, December 2001 and August 2002, we entered into three transactions relating to the short sale of $139.0 million, $157.9 million and $190.5 million, respectively, of U. S. Treasury Securities. These transactions were intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses.

    As a result of the first transaction, which closed in November 2001, we recorded a short-term capital gain of $2.8 million and related interest income of $0.8 million and interest expense and fees of $3.9 million for the fiscal nine months ended October 6, 2001. The net effect of $0.3 million is included in the statement of operations as interest expense.

    As a result of the second transaction, which closed in August 2002, we recorded a short-term capital gain of $9.2 million and related interest income of $1.1 million and interest expense and fees of $11.9 million for the fiscal nine months ended October 5, 2002. The net effect of $1.6 million is included in the statement of operations as interest expense.

    As a result of the third transaction, we recorded a short-term capital gain of $1.8 million and related interest income of $0.3 million and interest expense and fees of $2.4 million for the fiscal nine months ended October 5, 2002. The net effect of $0.3 million is included in the statement of operations as interest expense. We have placed the proceeds from the short sale into an interest-bearing collateral account to provide for our obligation to repurchase the U. S. Treasury Securities (which had a market value of $201.1 million at October 5, 2002) on or before May 15, 2003. At October 5, 2002, the net excess of funds in the collateral account over the obligation to repurchase the securities was $1.2 million, which is included in prepaid expenses and other current assets.

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

    The aggregate purchase price was $100.9 million, which included $80.9 million in cash payments and 562,947 shares of our common stock valued at $35.564 (the average closing price for the week containing March 19, 2002, the date the acquisition was announced). The former shareholders of Gloria Vanderbilt will also be entitled to receive a future payment of up to $54.0 million in the form of cash and/or common stock if certain earnings targets are achieved for the one year following the closing of the transaction. Any additional payment will be recorded as goodwill.

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

    On August 15, 2002, we acquired 100% of the common stock of l.e.i., a leading designer, manufacturer and distributor of girls' and young women's moderately-priced jeanswear. l.e.i.'s products are marketed nationwide to national chains, department stores and specialty retailers. Licensed products under the l.e.i. brand include footwear, knit tops, children's apparel, underwear, accessories, sunglasses and handbags. The acquisition of l.e.i. is intended to enhance our competitive position in the moderate market and to improve our profitability and cash flow by the cross-branding opportunities that exist with our other lines of business, by leveraging l.e.i.'s strengths in design, production, merchandising and logistics, and by achieving cost synergies and economies of scale in the manufacturing process.

    The aggregate purchase price was $309.7 million, which included payments to the selling shareholders of $272.5 million in cash and the issuance of 1,035,854 shares of our common stock valued for financial reporting purposes at $35.04 per share (the average closing price for the week containing July 10, 2002, the date the acquisition was announced). The number of our common shares delivered was based upon the average of the high and low sales price for the ten consecutive trading days immediately preceding the signing date. The selling shareholders and certain employees of l.e.i. will be entitled to receive future payments of up to $70.0 million in the form of cash and/or common stock if certain earnings targets are achieved during the three years following the closing of the transaction. If fully earned, approximately $61.0 million of any such future payments would be recorded as goodwill.

    The purchase price was allocated to l.e.i.'s assets and liabilities, tangible and intangible (as determined by an independent appraiser), with the excess of the purchase price over the fair value of the net assets acquired of approximately $171.6 million being recorded as goodwill. The allocation has not been finalized; we do not expect any additional adjustments to be material. We also assumed approximately $84.0 million of l.e.i.'s funded debt and accrued interest, $83.2 million of which we subsequently refinanced.

    Our consolidated financial statements include the results of operations of Gloria Vanderbilt and l.e.i. from their respective acquisition dates. The following unaudited pro forma information presents a summary of our consolidated results of operations as if the Gloria Vanderbilt, l.e.i., Judith Jack and McNaughton acquisitions and their related financing had taken place on January 1, 2001. The Gloria Vanderbilt and l.e.i. acquisitions have been recorded in accordance with SFAS No. 141; therefore, no amortization of goodwill or intangible assets without determinable lives relating to Gloria Vanderbilt or l.e.i. is reflected in the prior year amounts. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2001, or which may result in the future.

	Fiscal Quarter Ended		Fiscal Nine Months Ended
(In millions except per share amounts)	October 5, 2002	October 6, 2001	October 5, 2002	October 6, 2001
Total revenues Income before cumulative effect of change in accounting principle Net income Basic earnings per common share Diluted earnings per common share	$1,337.5 $134.8 $134.8 $1.04 $0.98	$1,339.2 $47.8 $47.8 $0.38 $0.36	$3,632.8 $297.2 $283.3 $2.20 $2.07	$3,770.2 $229.2 $229.2 $1.81 $1.71

JOINT VENTURES

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

NEW ACCOUNTING STANDARDS

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. We do not expect the adoption of this standard to have a material effect on our results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    The following discussion provides information and analysis of our results of operations for the fiscal quarters and nine-month periods ended October 5, 2002 and October 6, 2001, respectively, and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and notes thereto included elsewhere herein.

    We identify operating segments based on, among other things, the way our management organizes the components of our business for purposes of allocating resources and assessing performance. With the addition of McNaughton in 2001 and the recent acquisitions of Gloria Vanderbilt and l.e.i., we have redefined our reportable operating segments effective January 1, 2002. Our operations are now comprised of four reportable segments: wholesale better apparel, wholesale moderate apparel, wholesale footwear and accessories, and retail. Prior period segment results have been restated to reflect the new reporting segments.

    We completed our acquisitions of Judith Jack on April 26, 2001, McNaughton on June 19, 2001, Gloria Vanderbilt on April 8, 2002 and l.e.i. on August 15, 2002 . The results of operations of the acquired companies are included in our operating results from the respective dates of acquisition. Accordingly, the financial position and results of operations presented and discussed herein are not directly comparable between the periods presented.

    In November 2001, the FASB Emerging Issues Task Force released Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." The scope of Issue 01-9 includes vendor consideration to any purchasers of the vendor's products at any point along the distribution chain, regardless of whether the purchaser receiving the consideration is a direct customer of the vendor. Our adoption, effective January 1, 2002, required us to reclassify cooperative advertising expenses from a deduction against revenues to a selling, general and administrative ("SG&A") expense. As a result, restated net sales, gross profit and SG&A expenses for the third fiscal quarter and first fiscal nine months of 2001 all increased by $6.7 million and $17.8 million, respectively, from amounts previously reported.

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

    During the fiscal nine-month period ended October 5, 2002, we recorded a $31.9 million charge relating to contractual obligations under employment contracts, primarily for former President Jackwyn Nemerov and former Vice Chairman Irwin Samelman. The charges under these contracts are comprised of pre-tax amounts totaling $11.8 million for contractual salary and bonus obligations and $18.1 million for non-cash compensation expense resulting from contractual vesting of outstanding stock options and restricted stock. Also included is a pre-tax amount of $2.0 million related to certain obligations under the employment agreement that we entered into with Peter Boneparth when we acquired McNaughton in 2001. These obligations were satisfied in March 2002 when Mr. Boneparth was elected President and designated to become our Chief Executive Officer on May 22, 2002.

    The terrorist attacks of September 11, 2001and subsequent increases in unemployment and reduced consumer spending had a negative impact on the United States economy. Retailers in those distribution channels to which we sell our products responded to the general sense of economic uncertainty with order reductions and extremely aggressive promotional activity. As a result, we had the challenge of liquidating inventory above our normal plan, as well as working with our retail customers to flow inventories through the normal retail distribution channels. Accordingly, we recorded a pre-tax charge of $86.8 million (the "special charge") during the third fiscal quarter of 2001 to provide for the writedown of inventories and receivables. Of the charge, $61.7 million was to write down to net realizable value merchandise that we either owned or were committed for and needed to dispose of through off-price channels. The charge to receivables of $24.1 million was to record an incremental provision for customer allowances, which we anticipated we needed to provide to our retail customers in order to effectively flow goods through the retail channels.

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

RESULTS OF OPERATIONS

Fiscal Quarter Ended October 5, 2002 Compared to Fiscal Quarter Ended October 6, 2001

    Statements of Income Stated in Dollars and as a Percentage of Total Revenues

(In millions)	Fiscal Quarter Ended October 5, 2002		Fiscal Quarter Ended October 6, 2001		Fiscal Quarter Ended October 6, 2001 Excluding Special Charge
Net sales Licensing income (net)	$ 1,271.0 6.5	99.5% 0.5%	$ 1,234.6 7.7	99.4% 0.6%	$ 1,258.7 7.7	99.4% 0.6%
Total revenues Cost of goods sold	1,277.5 779.2	100.0% 61.0%	1,242.3 832.5	100.0% 67.0%	1,266.4 770.8	100.0% 60.9%
Gross profit before purchase accounting adjustments Purchase accounting adjustments to cost of goods sold	498.3 13.9	39.0% 1.1%	409.8 10.0	33.0% 0.8%	495.6 10.0	39.1% 0.8%
Gross profit Selling, general and administrative expenses Amortization of goodwill	484.4 262.7 -	37.9% 20.6% -	399.8 271.1 12.2	32.2% 21.8% 1.0%	485.6 270.1 12.2	38.3% 21.3% 1.0%
Operating income Net interest expense Equity in earnings of unconsolidated affiliates	221.7 14.1 (0.7)	17.4% 1.1% (0.1%)	116.5 22.9 -	9.4% 1.8% -	203.3 22.9 -	16.1% 1.8% -
Income before provision for income taxes Provision for income taxes	208.3 78.5	16.3% 6.1%	93.6 40.5	7.5% 3.3%	180.4 73.0	14.2% 5.8%
Net income	$ 129.8	10.2%	$ 53.1	4.3%	$ 107.4	8.5%

Percentage totals may not add due to rounding.

    Revenues. Total revenues for the 13 weeks ended October 5, 2002 (hereinafter referred to as the "third fiscal quarter of 2002") were $1.28 billion compared to $1.24 billion for the 13 weeks ended October 6, 2001 (hereinafter referred to as the "third fiscal quarter of 2001"), an increase of 2.8%. Excluding the effect of the special charge, total revenues for the third fiscal quarter of 2002 increased $11.1 million, or 0.9%, over the third fiscal quarter of 2001.

    Revenues by segment were as follows:

	Total Revenues				Excluding Special Charge
(In millions)	Third Fiscal Quarter of 2002	Third Fiscal Quarter of 2001	Increase/ (Decrease)	Percent Change	Third Fiscal Quarter of 2002	Third Fiscal Quarter of 2001	Increase/ (Decrease)	Percent Change
Wholesale better apparel Wholesale moderate apparel Wholesale footwear and accessories Retail Other	$508.2 341.8 255.4 165.6 6.5	$564.6 236.1 263.6 170.3 7.7	$(56.4) 105.7 (8.2) (4.7) (1.2)	(10.0%) 44.8% (3.1%) (2.8%) (15.6%)	$508.2 341.8 255.4 165.6 6.5	$576.2 237.1 275.1 170.3 7.7	$(68.0) 104.7 (19.7) (4.7) (1.2)	(11.8%) 44.2% (7.2%) (2.8%) (15.6%)
Total revenues	$1,277.5	$1,242.3	$35.2	2.8%	$1,277.5	$1,266.4	$11.1	0.9%

    As a result of the difficult economic environment experienced in 2001 and uncertainty as to the extent and duration of any continuing impact into 2002, we planned reductions across most of our wholesale businesses in coordination with many of our wholesale customers. In our wholesale better apparel segment, these planned reductions significantly impacted shipments of our Jones New York and Rena Rowan career collection businesses (which had experienced difficult performance at retail during 2001). Other planned reductions in Polo Jeans Company and Lauren by Ralph Lauren products were offset by stronger shipments of Jones New York Sport products, a smaller increase in Ralph by Ralph Lauren products and the introduction of Easy Spirit apparel (which began shipping during the third fiscal quarter of 2002). Better wholesale apparel revenues for the third fiscal quarter of 2001 were negatively impacted by $11.6 million relating to the special charge.

    Wholesale moderate apparel revenues increased primarily as a result of the product lines obtained from the Gloria Vanderbilt and l.e.i. acquisitions, which accounted for $98.8 million of the increase, offset by lower sales in the Jones Wear and private label jeans businesses. Moderate wholesale apparel revenues for the third fiscal quarter of 2001 were negatively impacted by $1.0 million relating to the special charge.

    We also planned reductions in our wholesale footwear and accessories revenues as a result of the uncertain retail environment. We shipped fewer goods in our Enzo Angiolini footwear and Nine West accessories product lines. We also experienced increased markdowns in the costume jewelry business to more aggressively liquidate inventories in both the wholesale and retail channels. Shipments of the Nine West footwear line increased, reflecting the positive business initiatives of focusing inventory on tested and proven footwear styles, as well as shortened production lead times. Wholesale footwear and accessories revenues for the third fiscal quarter of 2001 were negatively impacted by $11.5 million relating to the special charge.

    Retail revenues decreased slightly, primarily as a result of a 1.7% increase in comparable footwear and accessory store sales and a 10.5% decrease in comparable store sales for our apparel outlet stores, as well as the net reduction of thirteen stores from the prior period.

    Gross Profit. The gross profit margin increased to 37.9% in the third fiscal quarter of 2002 compared to 32.2% in the third fiscal quarter of 2001. Without the impact of $13.9 million and $10.0 million in the third fiscal quarters of 2002 and 2001,respecitvely, relating to adjustments required under purchase accounting to mark up acquired inventories to market value upon acquisition and $61.7 million in the third fiscal quarter of 2001 relating to the special charge, the gross profit margins would have been 39.0% and 39.1%, respectively.

    Wholesale better apparel gross profit margins, without the special charge, were 42.0% and 38.9% for the third fiscal quarters of 2002 and 2001, respectively. The primary reasons for the increase were more favorable production costs realized from offshore production and a continued focus on inventory management.

    Wholesale moderate apparel gross profit margins, without purchase accounting adjustments and the special charge, were 27.8% and 28.2% for the third fiscal quarters of 2002 and 2001, respectively. This decrease was primarily the result of higher off-price sales in third fiscal quarter of 2002 as we more aggressively cleared out excess inventory in the Energie and Erika product lines due to their relocation to alternate distribution centers, partially offset by the acquisitions of the higher-margin Gloria Vanderbilt and l.e.i. businesses and higher margins in the Norton McNaughton business.

    Wholesale footwear and accessories gross profit margins, without purchase accounting adjustments and the special charge, were 33.9% and 36.1% for the third fiscal quarters of 2002 and 2001, respectively. The decrease in the margin was driven by continued markdowns in the costume jewelry business to more aggressively liquidate inventories in both the wholesale and retail channels.

    Retail gross profit margins, without the special charge, were 51.9% and 51.8% for the third fiscal quarters of 2002 and 2001, respectively. Margins in our Nine West retail business continued to benefit from better inventory planning, but were offset by more promotional activity in our apparel outlet stores, which was impacted by the difficulty experienced in our Jones New York career business.

    SG&A expenses. SG&A expenses of $262.7 million in the third fiscal quarter of 2002 represented a decrease of $2.7 million from the $265.4 million (excluding $16.9 million of goodwill and trademark amortization and $1.0 million related to the special charge) reported for the third fiscal quarter of 2001. Gloria Vanderbilt and l.e.i. added a total of $11.8 million to the third fiscal quarter of 2002, which was offset by savings from cost controls and the restructuring of our costume jewelry business.

    Operating Income. The resulting operating income for the third fiscal quarter of 2002 of $221.7 million increased 90.3%, or $105.2 million, from the $116.5 million for the third fiscal quarter of 2001. Excluding the purchase accounting adjustments, the special charge and the amortization of goodwill and intangibles for the third fiscal quarter of 2001 that ended upon the adoption of SFAS No. 142, operating income for the third fiscal quarters of 2002 and 2001 would have been $235.6 million and $230.2 million, respectively.

    Net Interest Expense. Net interest expense was $14.1 million in the third fiscal quarter of 2002 compared to $22.9 million in the comparable period of 2001, resulting from lower average borrowings and lower interest rates.

    Provision for Income Taxes. The effective income tax rate was 37.7% for the third fiscal quarter of 2002 compared to 43.3% for the third fiscal quarter of 2001. The decrease was primarily due to the elimination of nondeductible goodwill amortization resulting from the adoption of SFAS No. 142.

    Net Income. Net income was $129.8 million in the third fiscal quarter of 2002, an increase of $76.7 million from the net income of $53.1 million earned in the third fiscal quarter of 2001. Excluding the purchase accounting adjustments, the special charge and the amortization of goodwill and intangibles for the third fiscal quarter of 2001 that ended upon the adoption of SFAS No. 142, net income would have been $138.4 million and $128.0 million, respectively.

    Earnings Per Share. Diluted earnings per share for the third fiscal quarter of 2002 was $0.95 compared to $0.41 for the third fiscal quarter of 2001, on a 3.2% increase in shares outstanding. Excluding the purchase accounting adjustments, the special charge and the amortization of goodwill and intangibles for the third fiscal quarter of 2001 that ended upon the adoption of SFAS No. 142, earnings per diluted share for the third fiscal quarters of 2002 and 2001 would have been $1.01 and $0.96, respectively.

Fiscal Nine Months Ended October 5, 2002 Compared to Fiscal Nine Months Ended October 6, 2001

    Statements of Income Stated in Dollars and as a Percentage of Total Revenues
(In millions)	Fiscal Nine Months Ended October 5, 2002		Fiscal Nine Months Ended October 6, 2001		Fiscal Nine Months Ended October 6, 2001 Excluding Special Charge
Net sales Licensing income (net)	$ 3,357.4 19.0	99.4% 0.6%	$ 3,185.2 18.6	99.4% 0.6%	$ 3,209.3 18.6	99.4% 0.6%
Total revenues Cost of goods sold	3,376.4 2,031.3	100.0% 60.2%	3,203.8 1,987.6	100.0% 62.0%	3,227.9 1,925.9	100.0% 59.7%
Gross profit before purchase accounting adjustments Purchase accounting adjustments to cost of goods sold	1,345.1 23.1	39.8% 0.7%	1,216.2 17.7	38.0% 0.6%	1,302.0 17.7	40.3% 0.5%
Gross profit Selling, general and administrative expenses Executive compensation obligations Amortization of goodwill	1,322.0 795.8 31.9 -	39.2% 23.6% 0.9% -	1,198.5 757.7 - 31.9	37.4% 23.7% - 1.0%	1,284.3 756.7 - 31.9	39.8% 23.4% - 1.0%
Operating income Net interest expense Equity in earnings of unconsolidated affiliates	494.3 44.3 (0.7)	14.6% 1.3% -	408.9 64.3 -	12.8% 2.0% -	495.7 64.3 -	15.4% 2.0% -
Income before provision for income taxes Provision for income taxes	450.7 170.0	13.3% 5.0%	344.6 139.7	10.8% 4.4%	431.4 172.2	13.4% 5.3%
Income before cumulative effect of change in accounting principle Cumulative effect of change in accounting for intangible assets, net of tax	280.7 13.8	8.3% 0.4%	204.9 -	6.4% -	259.2 -	8.0% -
Net income	$ 266.9	7.9%	$ 204.9	6.4%	$ 259.2	8.0%

    Revenues. Total revenues for the 40 weeks ended October 5, 2002 (hereinafter referred to as the "first fiscal nine months of 2002") were $3.38 billion compared to $3.20 billion for the 40 weeks ended October 6, 2001 (hereinafter referred to as the "first fiscal nine months of 2001"), an increase of 5.4%. Excluding the effect of the special charge mentioned above, total revenues for the first fiscal nine months of 2002 increased $148.5 million, or 4.6%, over the first fiscal nine months of 2001.

    Revenues by segment were as follows:

	Total Revenues				Excluding Special Charge
(In millions)	First Fiscal Nine Months of 2002	First Fiscal Nine Months of 2001	Increase/ (Decrease)	Percent Change	First Fiscal Nine Months of 2002	First Fiscal Nine Months of 2001	Increase/ (Decrease)	Percent Change
Wholesale better apparel Wholesale moderate apparel Wholesale footwear and accessories Retail Other	$1,325.9 822.4 700.1 509.0 19.0	$1,497.2 396.1 777.7 514.2 18.6	$(171.3) 426.3 (77.6) (5.2) 0.4	(11.4%) 107.6% (10.0%) (1.0%) 2.2%	$1,325.9 822.4 700.1 509.0 19.0	$1,508.8 397.1 789.2 514.2 18.6	$(182.9) 425.3 (89.1) (5.2) 0.4	(12.1%) 107.1% (11.3%) (1.0%) 2.2%
Total revenues	$3,376.4	$3,203.8	$172.6	5.4%	$3,376.4	$3,227.9	$148.5	4.6%

    As a result of the difficult economic environment experienced in 2001 and uncertainty as to the extent and duration of any continuing impact into 2002, we planned reductions across most of our wholesale businesses in coordination with many of our wholesale customers. In our wholesale better apparel segment, these planned reductions significantly impacted shipments of our Jones New York and Rena Rowan career collection businesses (which had experienced difficult performance at retail during 2001). Other planned reductions in the Lauren by Ralph Lauren collection were partially offset by increases in our Jones New York Sport casual collection business. Better wholesale apparel revenues for the first fiscal nine months of 2001 were negatively impacted by $11.6 million relating to the special charge.

    Wholesale moderate apparel revenues increased primarily as a result of the product lines obtained as a result of the McNaughton, Gloria Vanderbilt and l.e.i. acquisitions, which accounted for $420.1 million of the increase.

Increases in our Evan-Picone and Nine & Company businesses were offset by lower sales in the Jones Wear and private label jeans businesses. Moderate wholesale apparel revenues for the first fiscal nine months of 2001 were negatively impacted by $1.0 million relating to the special charge.

    We also planned reductions in our wholesale footwear and accessories business as a result of the uncertain retail environment. The most significant decreases were experienced in Nine West accessories and in Enzo Angiolini and Easy Spirit footwear. The decrease is also due to markdowns recognized in the costume jewelry business to more aggressively liquidate inventories in both the wholesale and retail channels. Shipments of the Nine West footwear line increased as a result of the positive business initiatives of focusing inventory on tested and proven footwear styles, as well as shortened production lead times. Wholesale footwear and accessories revenues for the first fiscal nine months of 2001 were negatively impacted by $11.5 million relating to the special charge.

    Retail revenues decreased primarily as a result of a reduction of 14 stores in the first fiscal nine months of 2002 compared to the prior period. Comparable store sales were up approximately 1.6% for footwear and accessories stores and down 7.2% for apparel outlet stores as compared to the first fiscal nine months of 2001.

    Gross Profit. The gross profit margin increased to 39.2% in the first fiscal nine months of 2002 compared to 37.4% in the first fiscal nine months of 2001. Without the impact of $23.1 million and $17.7 million in the first fiscal nine months of 2002 and 2001, respectively, relating to adjustments required under purchase accounting to mark up acquired inventories to market value upon acquisition and $61.7 million in the first fiscal nine months of 2001 relating to the special charge, the gross profit margins would have been 39.8% and 40.3%, respectively.

    Wholesale better apparel gross profit margins, without the special charge, were 42.0% and 38.9% for the first fiscal nine months of 2002 and 2001, respectively. The primary reasons for the increase were more favorable production costs realized from offshore production and a continued focus on inventory management, which resulted in lower off-price sales to discounters.

    Wholesale moderate apparel gross profit margins, without purchase accounting adjustments and the special charge, were 30.3% and 27.8% for the first fiscal nine months of 2002 and 2001, respectively. The increase was primarily the result of the addition of higher-margin businesses realized from the inclusion of McNaughton for the full nine months in 2002 compared to only approximately 16 weeks in 2001, as well as the addition of Gloria Vanderbilt and l.e.i.

    Wholesale footwear and accessories gross profit margins, without purchase accounting adjustments and the special charge, were 32.3% and 36.4% for the first fiscal nine months of 2002 and 2001, respectively. The decrease in the margin was driven by significant markdowns in the costume jewelry business to more aggressively liquidate inventories in both the wholesale and retail channels. Our wholesale footwear business realized a significant improvement in margins resulting primarily from a continued focus on inventory management, which resulted in lower off-price sales to discounters.

    Retail gross profit margins, without the special charge, were 53.0% and 51.8% for the first fiscal nine months of 2002 and 2001, respectively. Margins in our Nine West retail business benefitted from better inventory planning and improved product assortments in our stores. This improvement was offset by more promotional activity in our apparel outlet stores, impacted by the difficulty experienced in our Jones New York career business.

    SG&A expenses. SG&A expenses of $795.8 million (excluding $31.9 million of costs related to the termination of executive employment contracts) in the first fiscal nine months of 2002 represented an increase of $50.3 million from the $745.5 million (excluding $43.1 million of goodwill and trademark amortization and $1.0 million related to the special charge) reported for the first fiscal nine months of 2001. McNaughton, Gloria Vanderbilt and l.e.i. added a total of $56.3 million to the first fiscal nine months of 2002. Also contributing to the increase in SG&A expenses were the $5.8 million write down of trademarks and $1.9 million of costs related to the consolidation of certain administrative functions and the closing of a Canadian production facility. These increases were somewhat offset by savings from cost controls and the restructuring of our costume jewelry business.

    Operating Income. The resulting operating income for the first fiscal nine months of 2002 of $494.3 million increased 20.9%, or $85.4 million, from the $408.9 million for the first fiscal nine months of 2001. Excluding the purchase accounting adjustments, the special charge, the $31.9 million of costs related to the termination of executive employment contracts and the amortization of goodwill and intangibles for the first fiscal nine months of 2001 that ended upon the adoption of SFAS No. 142, operating income for the first fiscal nine months of 2002 and 2001 would have been $549.3 million and $556.6 million, respectively.

    Net Interest Expense. Net interest expense was $44.3 million in the first fiscal nine months of 2002 compared to $64.3 million in the comparable period of 2001, resulting from lower average borrowings, lower interest rates and using the proceeds from zero coupon convertible senior debt securities issued in February 2001 to repay higher-rate borrowings under our credit facilities.

    Provision for Income Taxes. The effective income tax rate was 37.7% for the first fiscal nine months of 2002 compared to 40.5% for the first fiscal nine months of 2001. The decrease was primarily due to the elimination of nondeductible goodwill amortization resulting from the adoption of SFAS No. 142.

    Net Income. Net income was $266.9 million in the first fiscal nine months of 2002, an increase of $62.0 million from the net income of $204.9 million earned in the first fiscal nine months of 2001. Excluding the purchase accounting adjustments, the cumulative change in accounting principle, costs related to the termination of executive employment contracts, the special charge and the amortization of goodwill and intangibles for the first fiscal nine months of 2001 that ended upon the adoption of SFAS No. 142, net income would have been $315.1 million and $308.1 million, respectively.

    Earnings Per Share. Diluted earnings per share for the first fiscal nine months of 2002 was $1.97 compared to $1.58 for the first fiscal nine months of 2001, on a 4.4% increase in shares outstanding. Excluding the purchase accounting adjustments, the cumulative change in accounting principle, costs related to the termination of executive employment contracts, the special charge and the amortization of goodwill and intangibles for the first fiscal nine months of 2001 that ended upon the adoption of SFAS No. 142, earnings per diluted share would have been $2.32 and $2.36, respectively.

Liquidity and Capital Resources

    Our principal capital requirements have been to fund acquisitions, working capital needs, capital expenditures and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations and expansion.

    Operating activities provided $370.3 million and $54.7 million in the first fiscal nine months of 2002 and 2001, respectively. The change was primarily due to a smaller increase in accounts receivable and a larger reduction of inventories during the first fiscal nine months of 2002 compared to the first fiscal nine months of 2001 and an increase in accounts payable during the first nine months of 2002 compared to a decrease in the first fiscal nine months of 2001.

    Investing activities used $366.4 million and $150.8 during the first fiscal nine months of 2002 and 2001, respectively. The difference was primarily due to higher expenditures for acquisitions during the first fiscal nine months of 2002. Capital expenditures were $40.3 million and $40.1 million for the first fiscal nine months of 2002 and 2001, respectively; total capital expenditures for 2002 are expected to be approximately $50.0 million.

    Financing activities used $51.8 million and provided $91.0 million in the first fiscal nine months of 2002 and 2001, respectively. In February 2001, we issued 20-year, zero coupon convertible senior debt securities. Net proceeds of the offering were $392.8 million. The securities carry a 3.5% yield to maturity with a face value of $805.6 million ($1,000 per note) and are convertible into common stock at a conversion rate of 9.8105 shares per note. The proceeds were used to repay amounts then outstanding under our Senior Credit Facilities, repurchase $16.1 million of our outstanding 6.25% Senior Notes at par, and for general corporate purposes.

    During the first fiscal nine months of 2002, we refinanced $43.7 and $83.2 million of debt assumed as part of the acquisitions of Gloria Vanderbilt and l.e.i., respectively, and during the first fiscal nine months of 2001, we refinanced $146.9 of debt assumed as part of the McNaughton acquisition.

    In January 2001, we realized $8.3 million in proceeds from terminating interest rate swap agreements that we had entered into in June 1999 and in October 2002, we realized $21.6 million in proceeds from terminating interest rate swap agreements that we had entered into in April 2002 (see "Derivatives" in the Notes to Consolidated Financial Statements).

    We repurchased $29.5 million and $69.0 million of our common stock on the open market during the first fiscal nine months of 2002 and 2001, respectively. As of October 5, 2002, a total of $455.3 million had been expended under announced programs to acquire up to $500.0 million of such shares. On October 28, 2002, an additional program to repurchase up to $150.0 million of our common stock was approved by our Board of Directors. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition. Proceeds from the issuance of common stock to our employees exercising stock options amounted to $62.2 million and $82.7 million in the first fiscal nine months of 2002 and 2001, respectively.

    The terms of the acquisition agreement for Victoria require us to pay the former Victoria shareholders additional consideration of $3.00 for each $1.00 of Victoria's earnings before interest and taxes (as defined in the securities purchase agreement) for each of the 12-month periods ending June 30, 2001 through 2003 that exceeds certain targeted levels. Any future additional consideration is to be paid 50% in cash and 50% in our common stock, the value of which will be determined by the prices at which our common stock trades in a defined period preceding delivery in each year. No payments were required for the 12-month period ending June 30, 2002.

    The terms of the acquisition agreement for Judith Jack require us to pay the seller additional cash consideration of $2.00 for each $1.00 of Judith Jack's earnings before interest and taxes (as defined in the asset purchase agreement) that exceeds certain targeted levels for each of the years ending December 31, 2001, 2002 and 2003. No payments were required for the period ending December 31, 2001.

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

    On August 16, 2002, we completed the acquisition of l.e.i. The aggregate purchase price was approximately $309.7 million, which included payments to the selling shareholders of $272.5 million in cash and the issuance of approximately 1.0 million shares of our common stock. We also assumed approximately $84.0 million of l.e.i.'s funded debt and accrued interest, $83.2 million of which we subsequently refinanced. The selling shareholders and certain employees of l.e.i. will be entitled to receive future payments of up to $70.0 million in the form of cash and/or common stock if certain earnings targets are achieved during the three years following the closing of the transaction.

    At October 5, 2002, we had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.55 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for an $850.0 million 364-Day Revolving Credit Facility (which was renewed on June 11, 2002) and a $700.0 million Five-Year Revolving Credit Facility. At October 5, 2002, $169.8 million was outstanding under the 364-Day Revolving Credit Facility (comprised of $153.8 million in outstanding letters of credit and $16.0 million in cash borrowings), and $40.0 million in cash borrowings was outstanding under our Five-Year Revolving Credit Facility. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require us to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on our ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers, and pay dividends.

    In addition to these committed facilities, we have an unsecured line of credit for the purpose of issuing letters of credit and bankers' acceptances for McNaughton and Gloria Vanderbilt. As of October 5, 2002, $102.8 million was outstanding under this line of credit.

    We also have a C$20.0 million unsecured line of credit in Canada, under which C$8.9 million was outstanding at October 5, 2002.

    We also have a $3.0 million secured line of credit for the purposes of issuing letters of credit and bankers' acceptances for l.e.i. As of October 5, 2002, $1.7 million was outstanding under this line of credit.

    In July 2001, December 2001 and August 2002, we entered into three transactions relating to the short sale of $139.0 million, $157.9 million and $190.5 million, respectively, of U. S. Treasury Securities. These transactions were intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. See "Short Term Bond Transaction" in Notes to Consolidated Financial Statements. We may enter into similar transactions in the future if we determine that market conditions are appropriate for generating the desired results from the transactions.

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

New Accounting Standards

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. We do not expect the adoption of this standard to have a material effect on our results of operations.

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

    The primary interest rate exposures on floating rate financing arrangements are with respect to United States and Canadian short-term interest rates. We had approximately $1.6 billion in variable rate facilities at October 5, 2002.

    At October 5, 2002, we had outstanding foreign exchange contracts in Canada to purchase a total of $6.0 million U.S. dollars through November 2002. We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. We are exposed to credit-related losses if the counterparty to the financial instruments fails to perform its obligations. However, we do not expect the counterparty, which presently has high credit ratings, to fail to meet its obligations.

    On April 30, 2002, we entered into several fixed-to-floating interest rate swaps on the outstanding $225.0 million of our 7.875% Senior Notes due 2006 and $129.6 million of our 8.375% Series B Senior Notes due 2005. The expiration dates of the swaps matched the maturity dates of the related debt. These swaps were terminated in October 2002, generating pre-tax gains of $21.6 million, which will be amortized as a reduction of interest expense over the remaining terms of the interest rate swap agreements.

    For further information see "Derivatives" in the Notes to Consolidated Financial Statements.

Item 4. Controls and Procedures

    Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Operating and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our President and Chief Executive Officer and our Chief Operating and Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

    There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    Not applicable.

(b) Reports on Form 8-K

    During the fiscal quarter ended October 5, 2002, we filed the following Current Reports on Form 8-K with the SEC.

(1)	We filed a Current Report on Form 8-K, dated July 10, 2002, announcing that we had entered into an agreement to acquire RSV Sport, Inc. and its related companies.
(2)	We filed a Current Report on Form 8-K, dated August 16, 2002, announcing that our Chief Executive Officer and our Chief Financial Officer each delivered to the Commission statements under oath regarding facts and circumstances relating to certain of our Exchange Act filings.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JONES APPAREL GROUP, INC.
(Registrant)

Date: November 15, 2002	By /s/ Peter Boneparth PETER BONEPARTH Chief Executive Officer By /s/ Wesley R. Card WESLEY R. CARD Chief Operating and Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    I, Peter Boneparth, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Jones Apparel Group, Inc. on Form 10-Q for the fiscal quarter ended October 5, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Jones Apparel Group, Inc.

By: /s/ Peter Boneparth

Name: Peter Boneparth
Title: President and Chief Executive Officer

    I, Wesley R. Card, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Jones Apparel Group, Inc. on Form 10-Q for the fiscal quarter ended October 5, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Jones Apparel Group, Inc.

By: /s/ Wesley R. Card

Name: Wesley R. Card
Title: Chief Operating and Financial Officer

SARBANES-OXLEY SECTION 302(a) CERTIFICATIONS

I, Peter Boneparth, President and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Jones Apparel Group, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 15, 2002 /s/ Peter Boneparth President and Chief Executive Officer

I, Wesley R. Card, Chief Operating and Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Jones Apparel Group, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 15, 2002 /s/ Wesley R. Card Chief Operating and Financial Officer