Form 10-K
period 2002-12-31
JONES APPAREL GROUP INC
filed 2003-03-25
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission file number 1-10746

JONES APPAREL GROUP, INC.
 (Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	06-0935166 (I.R.S. Employer Identification No.)

250 Rittenhouse Circle, Bristol, Pennsylvania (Address of principal executive offices)	19007 (Zip Code)

Registrant's telephone number, including area code: (215) 785-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.01 par value	Name of each exchange on which registered New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [X] Yes [ ] No

    The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the registrant's common stock as reported on the New York Stock Exchange composite tape on July 5, 2002, was approximately $4,524,000,000.

    As of March 24, 2003, 127,937,558 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:

Document	Part
Those portions of the registrant's proxy statement for the registrant's 2003 Annual Meeting of Stockholders (the "Proxy Statement") that are specifically identified herein as incorporated by reference into this Form 10-K.	III

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

WEBSITE ACCESS TO COMPANY REPORTS

    Copies of our filings under the Securities Exchange Act of 1934 (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports) are available free of charge on our investor relations website at www.jny.com on the same day they are electronically filed with the SEC.

PART I

ITEM 1. BUSINESS

General

    Jones Apparel Group, Inc. is a leading designer and marketer of branded apparel, footwear and accessories. Our nationally recognized brands include Jones New York; Lauren by Ralph Lauren, Ralph by Ralph Lauren, and Polo Jeans Company, which are licensed from Polo Ralph Lauren Corporation; Evan-Picone, Rena Rowan, Norton McNaughton, Gloria Vanderbilt, Erika, l.e.i., Energie, Todd Oldham, Nine West, Easy Spirit, Enzo Angiolini, Bandolino, Napier and Judith Jack. We also market costume jewelry under the Tommy Hilfiger brand licensed from Tommy Hilfiger Corporation and the Givenchy brand licensed from Givenchy Corporation, and footwear and accessories under the ESPRIT brand licensed from Esprit Europe, B.V. Each brand is differentiated by its own distinctive styling, pricing strategy, distribution channel and target consumer. We primarily contract for the manufacture of our products through a worldwide network of quality manufacturers. We have capitalized on our nationally known brand names by entering into various licenses for several of our trademarks, including Jones New York, Evan-Picone, Nine West, Gloria Vanderbilt and l.e.i., with select manufacturers of women's and men's products which we do not manufacture. Celebrating more than 30 years of service, we have built a reputation for excellence in product quality and value and in operational execution.

    On April 8, 2002, we acquired 100% of the common stock of Gloria Vanderbilt and also the Gloria Vanderbilt (and related) trademarks and third-party licenses from Gloria Vanderbilt Trademark B.V. Gloria Vanderbilt is a leading designer, marketer and distributor of women's moderately priced stretch and twill jeanswear. Gloria Vanderbilt markets its products nationwide to national chains, department stores, mass merchants, and specialty retailers. Brands include Gloria Vanderbilt and junior product marketed under the GLO brand name. Licensed products under the Gloria Vanderbilt brand include women's watches, woven shirts, costume jewelry (Canada), sleepwear, knit tops and bottoms, sweaters, swimwear and women's and men's apparel (Canada). The acquisition of Gloria Vanderbilt increases our penetration into the moderate market distribution channel and is intended to improve our profitability and cash flow by the cross-branding opportunities that exist with our other lines of business.

    On August 15, 2002, we acquired 100% of the common stock of l.e.i., a leading designer, manufacturer and distributor of girls' and young women's moderately-priced jeanswear. l.e.i.'s products are marketed nationwide to national chains, department stores and specialty retailers. Licensed products under the l.e.i. brand include tops, swimwear, watches, casual legwear, handbags, belts and accessories, sunglasses, outerwear, footwear, and children's apparel. The acquisition of l.e.i. is intended to enhance our competitive position in the moderate market and to improve our profitability and cash flow by the cross-branding opportunities that exist with our other lines of business, by leveraging l.e.i.'s strengths in design, production, merchandising and logistics, and by achieving cost synergies and economies of scale in the manufacturing process.

Operating Segments

    Our operations are comprised of four reportable segments: wholesale better apparel, wholesale moderate apparel, wholesale footwear and accessories, and retail. We identify operating segments based on, among other things, the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. See "Business Segment and Geographic Area Information" in the Notes to Consolidated Financial Statements.

Wholesale Better Apparel

    Our brands cover a broad array of categories for the women's markets; we also provide Polo Jeans Company apparel to the men's markets. Within those brands, various product classifications include career and casual sportswear, jeanswear, dresses, suits, and a combination of all components termed lifestyle collection. Career and casual sportswear are marketed as individual items or groups of skirts, pants, shorts, jackets, blouses, sweaters and related accessories which, while sold as separates, are coordinated as to styles, color schemes and fabrics, and are designed to be worn together. New collections are introduced in four of the principal selling seasons - Spring, Summer, Fall and Holiday. Each season is comprised of a series of individual items or groups which have systematically spaced shipment dates to ensure a fresh flow of goods to the retail floor. In addition, certain labels offer key item styles, which are less seasonal in nature, on a replenishment basis (which ship generally within three to five days from receipt of order).

The following table summarizes selected aspects of the products sold under both our brands and licensed brands:

	Label	Product Classification	Retail Price Points
Jones New York Labels	Jones New York	Collection Sportswear	$20 - $380
Skirts, blouses, pants,	Jones New York Sport	Casual Sportswear
jackets, sweaters,	Jones Jeans	Casual Sportswear
jeanswear, suits,	Jones New York Country	Lifestyle
dresses, casual tops	Jones New York Dress	Dresses
	Jones New York Suit	Suits

Nine West Labels	Nine West	Lifestyle	$19 - $259
Skirts, blouses, pants,	Easy Spirit	Lifestyle
jackets, sweaters, dresses,
outerwear, shorts,
casual tops

Other Labels	Rena Rowan	Collection Sportswear	$29 - $179
Skirts, blouses, pants,
jackets, sweaters,
dresses, casual tops

Labels Under License	Lauren by Ralph Lauren	Lifestyle	$19 - $1,600
Skirts, blouses,	Ralph by Ralph Lauren	Lifestyle
pants, jackets,	Lauren Jeans Company	Lifestyle
sweaters, jeanswear,	Polo Jeans Company	Casual Sportswear
suits, dresses,	Lauren Dress	Lifestyle
casual tops, coats	Polo Ralph Lauren (Canada)	Lifestyle

Wholesale Moderate Apparel

    Our brands cover a broad array of categories for the women's, juniors and girls markets. Within those brands, various product classifications include career and casual sportswear, jeanswear, dresses, and a combination of all components termed lifestyle collection. Career and casual sportswear are marketed as individual items or groups of skirts, pants, shorts, jackets, blouses, sweaters and related accessories which, while sold as separates, are coordinated as to styles, color schemes and fabrics, and are designed to be worn together. New collections are introduced in four of the principal selling seasons - Spring, Summer, Fall and Holiday. Each season is comprised of a series of individual items or groups which have systematically spaced shipment dates to ensure a fresh flow of goods to the retail floor. In addition, certain labels offer key item styles, which are less seasonal in nature, on a replenishment basis (which ship generally within three to five days from receipt of order).

    The following table summarizes selected aspects of the products sold under our brands:
	Label	Product Classification	Retail Price Points
Jones New York Labels	Jones Wear	Collection Sportswear	$29 - $129
Skirts, blouses, pants,	Jones Wear Sport	Casual Sportswear
jackets, sweaters,
jeanswear, dresses,
casual tops

Evan-Picone Labels	Evan-Picone	Lifestyle	$13 - $124
Skirts, blouses, pants,	Evan-Picone Dress	Dresses
jackets, sweaters,
jeanswear, dresses,
casual tops

Nine West Labels	Nine & Company	Lifestyle	$19 - $106
Skirts, blouses, pants,	Bandolino	Casual Sportswear
jackets, sweaters, dresses,
outerwear, shorts,
casual tops

McNaughton Labels	Norton McNaughton	Collection Sportswear	$36 - $80
Skirts, blouses, pants,	Maggie McNaughton	Casual Sportswear
jackets, sweaters, dresses,	Norton Studio	Casual Sportswear
shorts, casual tops,
knitwear

Gloria Vanderbilt Labels	Gloria Vanderbilt	Lifestyle	$24 - $74
Skirts, blouses, pants,	GLO	Casual Sportswear
jackets, sweaters,	GLORIA	Casual Sportswear
jeanswear, dresses,	Gloria Vanderbilt Career	Casual Sportswear
casual tops

Other Labels	Energie	Casual Sportswear	$8 - $44
Skirts, blouses, pants,	Erika	Casual Sportswear
jackets, sweaters,	l.e.i.	Casual Sportswear
jeanswear, dresses,
casual tops

    In addition to the products sold under these brands, we provide design and manufacturing resources to certain retailers to develop moderately-priced product lines to be sold under private labels.

Wholesale Footwear and Accessories

    Our wholesale footwear and accessories operations include the sale of both brand name and private label footwear, handbags, small leather goods, luggage and costume, semi-precious, sterling silver, and marcasite jewelry. The following table summarizes selected aspects of the products sold under both our brands and licensed brands:

Label	Product Classification	Market Segments	Retail Price Points
			Shoes	Boots
Footwear
Nine West	Contemporary	Better	$59 - $75	$79 - $159
Bandolino	Modern Classics	Moderate	$49 - $59	$69 - $139
Easy Spirit	Comfort/Fit Active Sport/Casuals	Upper Moderate	$39 - $79	$59 - $140
Enzo Angiolini	Sophisticated Classics	Better	$60 - $85	$120 - $179
ESPRIT	Juniors	Better	$25 - $69	$69 - $149
Nine & Company	Contemporary	Moderate	$30 - $40	$45 - $100
Westies	Contemporary	Moderate	$30 - $40	$45 - $65
Gloria Vanderbilt	Lifestyle	Moderate	$29 - $36	$40 - $44
Accessories			Accessories
Nine West	Handbags, Luggage, Small Leather Goods and Costume Jewelry	Better	$18 - $120
Jones New York	Handbags	Better	$35 - $90
Nine & Company	Handbags, Small Leather Goods and Costume Jewelry	Moderate	$8 - $40
Enzo Angiolini	Handbags	Better	$40 - $250
ESPRIT	Junior Handbags and Small Leather Goods	Better	$25 - $42
Gloria Vanderbilt	Handbags, Small Leather Goods and Costume Jewelry	Moderate	$7 - $39
Napier	Costume Jewelry	Moderate	$7 - $35
Givenchy	Costume and Fashion Jewelry	Better	$15 - $120
Tommy Hilfiger	Costume Jewelry	Juniors	$10 - $60
Richelieu	Costume Jewelry	Moderate	$8 - $60
Judith Jack	Marcasite Jewelry, Wristwatches, Evening Bags and Belts	Bridge	$25 - $550

Retail

    We market apparel, footwear and accessories directly to consumers through our specialty retail stores operating in malls and urban retail centers, as well as our various value-based ("outlet") stores. We constantly evaluate both the opportunities for new locations and the results of underperforming locations for possible modification or closure.

    Specialty Retail Stores. At December 31, 2002, we operated a total of 418 specialty retail stores. These stores sell either footwear and accessories or apparel (or a combination of these products) primarily under their respective brand names. Our Nine West, Easy Spirit and Enzo Angiolini retail stores offer selections of exclusive products not marketed to our wholesale customers. Certain of our specialty retail stores also sell products licensed by us, including belts, legwear, outerwear, watches and sunglasses.

    The following table summarizes selected aspects of our specialty retail stores at December 31, 2002. Of these stores, 414 are located within the United States and 4 are located in Canada. In addition to the stores listed in the table, we participate in a joint venture that operates 25 specialty stores in Australia under the Nine West and Enzo Angiolini names.

			Retail Price Range				Average store size (square feet)
	Number of locations	Brands offered	Shoes and Boots	Accessories	Apparel	Type of locations
Nine West	214	Primarily Nine West	$50 -$170	$18 - $100	$40 - $250	Upscale and regional malls and urban retail centers	1,678
Easy Spirit	150	Primarily Easy Spirit	$40 - $160	$18 - $100	$50 - $180	Upscale and regional malls and urban retail centers	1,381
Enzo Angiolini	47	Primarily Enzo Angiolini	$60 - $175	$18 - $100	-	Upscale malls and urban retail centers	1,362
Apparel	7	Various	-	-	$20 - $400	Urban retail locations and regional malls	4,672

    During 2003, we will rebrand 20 of the 47 retail stores operating under the Enzo Angiolini brand name. These stores have not achieved our return on investment goal. As a result, they will be converted to a retail footwear concept operating under the more moderately-priced Bandolino brand name. We will continue to evaluate the remaining 27 Enzo Angiolini store locations.

    Outlet Stores. At December 31, 2002, we operated a total of 507 outlet stores. Our shoe stores focus on breadth of product line, as well as value pricing, and offer a distribution channel for our residual inventories. The majority of the shoe stores' merchandise consists of new production of current and proven prior season's styles, with the remainder of the merchandise consisting of discontinued styles from our specialty retail footwear stores and wholesale divisions. The apparel stores focus on breadth of product line, customer service and value pricing. In addition to our brand name merchandise, these stores also sell merchandise produced by our licensees.

    The following table summarizes selected aspects of our outlet stores at December 31, 2002. Of these stores, 489 are located within the United States and its territories and 18 are located in Canada. In addition to the stores listed in the table, we participate in a joint venture that operates four outlet stores in Australia under the Nine West name.

	Number of locations	Brands offered	Type of locations	Average store size (square feet)
Nine West	130	Primarily Nine West	Manufacturer outlet centers	2,772
Easy Spirit	104	Primarily Easy Spirit	Manufacturer outlet centers	4,240
Stein Mart (leased footwear departments)	103	All Company footwear brands	Strip centers	2,656
Jones New York	81	Primarily Jones New York	Manufacturer outlet centers	3,960
Jones New York Sport	17	Primarily Jones New York Sport	Manufacturer outlet centers	2,760
Jones New York Country	41	Jones New York Country	Manufacturer outlet centers	2,868
Others	31	Various	Manufacturer outlet centers	3,477

Licensed Brands

    We license three major brands from Polo Ralph Lauren Corporation for selling in the United States, Canada and Mexico: Lauren by Ralph Lauren, Ralph by Ralph Lauren and Polo Jeans Company. We also license the Polo Ralph Lauren brand in Canada.

    In October 1995, we acquired an exclusive license to manufacture and market women's shirts, blouses, skirts, jackets, suits, sweaters, pants, vests, coats, outerwear and hats under the Lauren by Ralph Lauren trademark in the United States, Canada and Mexico pursuant to license and design service agreements with Polo Ralph Lauren Corporation which expire on December 31, 2006. The agreements provide for the payment by us of a percentage of net sales against guaranteed minimum royalty and design service payments as set forth in the agreements.

    In May 1998, we acquired an exclusive license to manufacture and market women's dresses, shirts, blouses, skirts, jackets, suits, sweaters, pants, vests, coats, outerwear and hats under the Ralph by Ralph Lauren trademark in the United States, Canada and Mexico pursuant to license and design service agreements with Polo Ralph Lauren. The agreements are scheduled to end on December 31, 2003. The agreements provide for the payment by us of a percentage of net sales against guaranteed minimum royalty and design service payments as set forth in the agreements.

    As a result of the acquisition of Sun, we obtained the right to sell Polo Jeans Company products under long-term license and design agreements which Sun entered into with Polo Ralph Lauren in 1995 (collectively, the "Polo Jeans License"). Under the Polo Jeans License, Polo Ralph Lauren has granted us an exclusive license for the design, manufacture and sale of men's and women's jeanswear, sportswear, and related apparel under the Polo Jeans Company by Ralph Lauren trademarks in the United States, its territories and Mexico. The agreements expire on December 31, 2005 and may be renewed by us in five-year increments for up to 25 additional years, provided that we achieve certain minimum sales levels. Renewal of the Polo Jeans License after 2010 requires a one-time payment by us of $25.0 million or, at our option, a transfer of a 20% interest in our Polo Jeans Company business to Polo Ralph Lauren (with no fees required for subsequent renewals). Polo Ralph Lauren also has an option, exercisable on or before June 1, 2010, to purchase our Polo Jeans Company business at the end of 2010 for a purchase price, payable in cash, equal to 80% of the then fair value of the business as a going concern, assuming continuation of the Polo Jeans License through 2030. The agreements provide for the payment by us of a percentage of net sales against guaranteed minimum royalty and design service payments as set forth in the agreements.

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

    We have been in discussions with Polo Ralph Lauren Corporation regarding restructuring various license agreements. The two companies have not agreed on important provisions, including the interpretation of how the current Lauren by Ralph Lauren license relates to the current Ralph by Ralph Lauren license. The Ralph by Ralph Lauren license is scheduled to end on December 31, 2003. Polo Ralph Lauren Corporation has asserted that the end of the Ralph by Ralph Lauren contract on December 31, 2003 will cause the Lauren by Ralph Lauren license to end on December 31, 2003 instead of December 31, 2006. We believe that this is an improper interpretation and that the expiration of the Ralph by Ralph Lauren license does not cause the Lauren by Ralph Lauren license to end. The discussions between us and Polo Ralph Lauren Corporation could result in restructured licensing arrangements, an end to some or all of their licensing arrangements, or litigation.

    Net sales of Lauren by Ralph Lauren were $547.8 million and net sales of Ralph by Ralph Lauren were $36.7 million for the year ended December 31, 2002. If the Lauren by Ralph Lauren license were to end at the end of 2003, there would be a material adverse impact on our results of operations after 2003. However, it would not materially adversely impact our liquidity, and we would continue to have a strong financial position in the event the Lauren by Ralph Lauren license were to end. The expiration of the Ralph by Ralph Lauren license would not be material to us in any respect.

    The dispute between us and Polo Ralph Lauren Corporation does not relate to the Polo Jeans license, and an end to the Lauren by Ralph Lauren and Ralph by Ralph Lauren licenses would not end our longer term Polo Jeans license or otherwise adversely affect the Polo Jeans license in the United States. However, the ongoing discussions between us and Polo Ralph Lauren Corporation could result in changes to the Polo Jeans licensing arrangements.

    As a result of the acquisition of Victoria, we obtained the exclusive license to produce and sell costume jewelry in the United States and Canada under the Tommy Hilfiger trademark. This agreement expires on March 31, 2005 and is renewable for an additional three years, provided that we achieve certain minimum sales levels. The agreement provides for payment by us of a percentage of net sales against guaranteed minimum royalty and advertising payments as set forth in the agreement. We also obtained the exclusive, worldwide license to produce, market and distribute costume jewelry under the Givenchy mark, which expired on December 31, 2002. We are currently in discussions with Givenchy Corporation to extend the term of that license.

    In July 2002, we obtained the exclusive license to produce and sell women's and young women's footwear, luggage, handbags and small leather goods bearing a diversified complement of ESPRIT trademarks pursuant to license and design service agreements with Esprit Europe B.V., a subsidiary of Esprit Holdings Limited. These branded products will be distributed exclusively by Nine West to department stores, retail specialty stores and other direct to consumer venues throughout the United States and Puerto Rico. The agreement expires on December 31, 2007 and is renewable for an additional five years provided that we achieve certain minimum sales levels.

Design

    Each of our apparel product lines has a design team which is responsible for the creation, development and coordination of the product group offerings within each line. We believe our design staff is recognized for its distinctive styling of garments and its ability to update fashion classics with contemporary trends. Our apparel designers travel throughout the world for fabrics and colors, and stay continuously abreast of the latest fashion trends. In addition, we actively monitor the retail sales of our products to determine changes in consumer trends.

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

    In accordance with standard industry practices for licensed products, we have the right to approve the concepts and designs of all products produced and distributed by our licensees. Similarly, Polo Ralph Lauren provides design services to us for our licensed products and has the right to approve our designs for the Lauren by Ralph Lauren, Ralph by Ralph Lauren, Polo Ralph Lauren and Polo Jeans Company product lines. Esprit Europe B.V. also provides design services to us for our licensed products and has the right to approve our designs for the ESPRIT product line.

Manufacturing and Quality Control

Apparel

    Apparel sold by us is produced in accordance with our design, specification and production schedules through a network of approximately 1,600 independent factories (some of which are under common ownership). Of these factories, 55 are located in the United States and its territories, 123 are in Mexico and 347 are in China with the remainder in other locations throughout the world. We also operate several manufacturing facilities of our own. Approximately 24% of our apparel products were manufactured in the United States and Mexico and 76% in other parts of the world (primarily Asia) during 2002. We source a portion of our products in Central America, enabling us to take advantage of shorter lead times than other offshore locations due to proximity. Sourcing in this region enables us to utilize exemptions under "807" customs regulations, which provide that certain articles assembled abroad from United States components are exempt from United States duties on the value of these components.

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

    Domestic contractors are supervised by our quality control staff based primarily in Pennsylvania, while foreign manufacturers' operations are monitored by both our Hong Kong-based personnel and buying agents located in other countries. Finished goods are generally shipped to our warehouses for final inspection and distribution.

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

    Our primary raw material in our jeanswear business is denim, which is primarily purchased from leading mills located in the United States and Mexico. Denim purchase commitments and prices are negotiated on a quarterly or semi-annual basis. We perform our own extensive testing of denim, cotton twill and other fabrics to ensure consistency and durability.

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

    During 2002, approximately 74% of our footwear products were manufactured by independent footwear manufacturers located in China and approximately 25% were manufactured by independently owned footwear manufacturers in Brazil. The remainder of footwear production (approximately 1%) originates primarily in Italy. Our handbags and small leather goods are sourced through our own buying offices in Korea and Hong Kong, which utilize independent third party manufacturers located primarily in China. Products have historically been purchased from the Brazilian and Asian manufacturers in pre-set United States dollar prices, and therefore, we generally have not been adversely affected by fluctuations in exchange rates. We do not have any contracts with any of our footwear, handbag or small leather goods manufacturers but, with respect to footwear imported from Brazil and China, we rely on established relationships with our Brazilian and Chinese manufacturers directly and through our independent buying agent, Bentley HSTE Far East, Limited. Quality control reviews are done on-site in the factories by our third-party buying agents primarily to ensure that material and component qualities and fit of the product are in accordance with our specifications. Our quality control program includes approval of prototypes, as well as approval of final production samples to ensure they meet our high standards.

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

    We do not have any contracts with any of our jewelry manufacturers but rely on long-standing relationships developed by Victoria and Judith Jack, principally with third-party Asian manufacturers. We also have our own manufacturing facility to satisfy demand for products manufactured domestically (such as cosmetic containers) and to provide product samples, prototypes, small quantities of test merchandise and a small amount of production capacity in the event of a disruption of certain outsourced manufacturing. Victoria and Judith Jack have historically experienced little difficulty in satisfying finished goods requirements, and we consider their source of supplies adequate. Products have historically been purchased from Asian manufacturers in preset U. S. dollar prices, effectively minimizing the effects of adverse fluctuations in exchange rates.

    During 2002, our jewelry products were manufactured primarily by independently-owned jewelry manufacturers in Asia. We believe that the quality and cost of products manufactured by our suppliers provide us with the ability to remain competitive. Sourcing the majority of our products enables us to better control costs and avoid significant capital expenditures, work in process inventory, and costs of managing a larger production workforce. Victoria's and Judith Jack's history as manufacturers gives them the requisite experience and knowledge to manage their vendors effectively.

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

Marketing

    During 2002, no single customer accounted for more than 10% of sales; however, certain of our customers are under common ownership. When considered together as a group under common ownership, sales to eight department store customers currently owned by The May Department Stores Company ("May") accounted for approximately 14% of 2002 sales, and sales to ten department store customers currently owned by Federated Department Stores, Inc. ("Federated") also accounted for approximately 14% of 2002 sales. Our ten largest customer groups accounted for approximately 61% of sales in 2002. While we believe that purchasing decisions are generally made independently by each department store customer (including the stores in the May and Federated groups), in some cases the trend is toward more centralized purchasing decisions. We attempt to minimize our credit risk from our concentration of customers by closely monitoring accounts receivable balances and shipping levels and the ongoing financial performance and credit status of our customers.

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

    We introduce new collections of footwear at industry-wide shoe shows, held semi-annually in both New York City and Las Vegas, and at regional shoe shows throughout the year. We introduce new handbag and small leather goods collections at market shows that occur four times each year in New York City. Jewelry products are marketed in New York City showrooms through individual customer appointments and at five industry-wide market shows each year. Retailers visit our showrooms at these times to view various product lines and merchandise.

    We market our footwear, handbag, luggage and small leather goods businesses with certain department stores and specialty retail stores by bringing our retail and sales planning expertise to those retailers. Under this program, members of branded division management who have extensive retail backgrounds work with the retailer to create a "focus area" or "concept shop" within the store that displays the full collection of an entire brand in one area. These individuals assist the department and specialty retail stores by: providing advice about appropriate product assortment and product flow; making recommendations about when a product should be re-ordered; providing sales guidance, including the training of store personnel; and developing advertising programs with the retailer to promote sales of our products. In addition, our sales force and, for handbags and small leather goods, field merchandising associates recommend how to display our products and educate store personnel about us and our products. The goal of this approach is to promote high retail sell-throughs of our products. With this approach, customers are encouraged to devote greater selling space to our products, and we are better able to assess consumer preferences, the future ordering needs of our customers, and inventory requirements.

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

    National advertising campaigns in the print media have existed for the Lauren by Ralph Lauren, Ralph by Ralph Lauren and Polo Jeans Company products since their inception. We also have national advertising campaigns for Jones New York (primarily in the print media encompassing both our products and products of our licensees), Nine West (footwear, apparel, jewelry and licensed products, primarily in fashion magazines), Easy Spirit (primarily in fashion, lifestyle, health and fitness magazines), Enzo Angiolini (in fashion magazines), Norton McNaughton (in fashion, lifestyle and ethnic magazines), Erika and Erika Sport (in lifestyle magazines), Nine & Company (in fashion magazines through co-op advertising efforts), Napier (in fashion magazines) and the licensed Tommy Hilfiger jewelry line (in fashion and general interest magazines and outdoor advertising in select large markets). We have also planned advertising campaigns for Bandolino, GLO, GLORIA and l.e.i. during 2003. Given the strong recognition and brand loyalty already afforded our brands, we believe these campaigns will serve to further enhance and broaden our customer base. Except for Norton McNaughton, Erika and Erika Sport, our in-house creative services departments oversee the conception, production and execution of virtually all aspects of these activities. We also believe that our retail network promotes brand name recognition and supports the merchandising of complete lines by, and the marketing efforts of, our wholesale customers.

Licensing of Company Brands

    We have entered into various license agreements under which independent licensees produce and sell certain products under our trademarks in accordance with designs furnished or approved by us. These licenses typically provide for the payment to us of a percentage of the licensee's net sales of the licensed products against guaranteed minimum royalty payments, which typically increase over the term of the agreement.

    Current licenses under our Jones New York (and related) trademarks cover products sold in the United States, Canada and various other territories, including men's tailored clothing and formal wear, women's sleepwear, women's wool coats, women's outerwear and rainwear, women's leather outerwear, men's topcoats, wool and leather outerwear, men's belts and small leather goods, men's neckwear, women's scarves, women's belts, women's sunglasses and optical eyewear, swimwear and umbrellas, costume jewelry (Canada) and hair accessories (Canada). During 2002, we received $11.8 million of gross licensing revenues under these agreements.

    Current licenses under our Evan-Picone trademarks cover products sold in the United States, Canada and various other territories. These licenses cover products including men's tailored clothing, women's sunglasses and optical eyewear, and women's hosiery, casual legwear and sportswear solely for distribution in Japan. During 2002, we received $2.6 million of gross licensing revenues under these agreements.

    Current licenses under our Nine West, Nine & Company and Easy Spirit trademarks cover footwear and non-footwear products sold in the United States, including legwear, outerwear, gloves and cold weather accessories, belts, sunglasses, hats, slippers, sleepwear, swimwear, optical eyewear, and watches. We have also entered into foreign distribution and license agreements under which independent licensees have the exclusive right to distribute and sell at retail (and, in some cases, at wholesale) footwear, handbags and small leather goods under the Nine West, Enzo Angiolini, Easy Spirit, Westies and Bandolino trademarks and to own and operate Nine West and Enzo Angiolini retail stores in certain countries. These licenses provide for the payment to us of commissions on the sale to the licensees of certain licensed products, as well as a percentage of the licensee's net sales of all licensed products against guaranteed minimum royalty payments which typically increase over the term of the agreement. We have entered into such licenses for Turkey, Israel, Saudi Arabia, Bahrain, Kuwait, Oman, Qatar, the United Arab Emirates, portions of South America and Asia, Mexico, Canada, Greece, Cyprus, South Africa, Spain, portions of Central America and the Carribean, Lebanon, Denmark, Iceland, Norway, Sweden, the United Kingdom, Ireland and the Channel Islands. During 2002, we received $15.8 million of gross licensing revenues under these various licenses.

    Current licenses under our Gloria Vanderbilt trademarks cover products sold in the United States and Canada, including women's watches, woven shirts, costume jewelry (Canada), sleepwear, knit tops and bottoms, sweaters, swimwear and women's and men's apparel (Canada). During 2002, we received $3.8 million of gross licensing revenues under these agreements.

    Current licenses under our l.e.i. trademarks cover products sold in the United States, including tops, swimwear, watches, casual legwear, handbags, belts and accessories, sunglasses, outerwear, footwear and children's apparel. During 2002, we received $2.7 million of gross licensing revenues under these agreements.

    We have also entered into license agreements for products to be launched in 2003 under which independent licensees will produce and sell men's denim and sportswear under the Energie trademark and women's sleepwear and loungewear under a sub-license of the Lauren by Ralph Lauren trademark we license from Polo Ralph Lauren Corporation.

Trademarks

    We utilize a variety of trademarks which we own, including Jones New York, Jones New York Sport, Jones Wear, Jones New York Country, Jones Jeans, Rena Rowan, Evan-Picone, Todd Oldham, Executive Suite, Norton McNaughton, Maggie McNaughton, Norton Studio, Erika, Energie, Nine West, Easy Spirit, Enzo Angiolini, Bandolino, Banister, Calico, Nine & Company, Westies, Napier, Richelieu, Judith Jack, Gloria Vanderbilt, GLO, and l.e.i. We have registered or applied for registration for these and other trademarks for use on a variety of items of apparel, footwear, accessories and/or related products and, in some cases, for retail store services, in the United States and certain other countries. The expiration dates of the United States trademark registrations for our material registered trademarks are as follows, with our other registered foreign and domestic trademarks expiring at various dates through 2017. Certain brands such as Jones New York are sold under several related trademarks; in these instances, the range of expiration dates is provided. All marks are subject to renewal in the ordinary course of business if no third party successfully challenges such registrations and, in the case of domestic and certain foreign registrations, applicable use and related filing requirements for the goods and services covered by such registrations have been met.

Trademark	Expiration Dates	Trademark	Expiration Dates	Trademark	Expiration Dates
Jones New York	2006-2012	Enzo Angiolini	2005	Maggie McNaughton	2003
Jones New York Sport	2004	Bandolino	2011	Norton Studio	2007
Evan-Picone	2003-2008	Nine & Company	2012	Erika	2004
Rena Rowan	2005	Napier	2003-2009	Energie	2008
Nine West	2003-2011	Judith Jack	2012	Gloria Vanderbilt	2005-2012
Easy Spirit	2007-2010	Norton McNaughton	2004	l.e.i.	2011

    We carefully monitor trademark expiration dates to provide uninterrupted registration of our material trademarks. We also license the Lauren by Ralph Lauren, Ralph by Ralph Lauren, Polo Jeans Company by Ralph Lauren, Polo Ralph Lauren, Givenchy, Tommy Hilfiger and ESPRIT trademarks (see "Licensed Brands" above).

    We also hold numerous patents and have several patent applications pending in the United States Patent and Trademark Office and in certain other countries. We regard our trademarks and other proprietary rights as valuable assets which are critical in the marketing of our products. We vigorously monitor and protect our trademarks and patents against infringement and dilution where legally feasible and appropriate.

Imports and Import Restrictions

    Our transactions with our foreign manufacturers and suppliers are subject to the risks of doing business abroad. Imports into the United States are affected by, among other things, the cost of transportation and the imposition of import duties and restrictions. The United States, China, Brazil and other countries in which our products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duty or tariff levels, which could affect our operations and our ability to import products at current or increased levels. We cannot predict the likelihood or frequency of any such events occurring.

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

Backlog

    On December 31, 2002, we had unfilled customer orders of approximately $1.4 billion, compared to approximately $1.2 billion of such orders at December 31, 2001. These amounts include both confirmed and unconfirmed orders which we believe, based on industry practice and past experience, will be confirmed. The amount of unfilled orders at a particular time is affected by a number of factors, including the mix of product, the timing of the receipt and processing of customer orders and scheduling of the manufacture and shipping of the product, which in some instances is dependent on the desires of the customer. Backlog is also affected by a continuing trend among customers to reduce the lead time on their orders. Due to these factors, as well as the acquisitions of Gloria Vanderbilt and l.e.i. during 2002, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Competition

    Competition is intense in the sectors of the apparel, footwear and accessory industries in which we participate. We compete with many other manufacturers and retailers, some of which are larger and have greater resources.

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

Employees

    At December 31, 2002, we had approximately 15,950 full-time employees. This total includes approximately 9,855 in quality control, production, design and distribution positions, approximately 2,970 in administrative, sales, clerical and office positions and approximately 3,125 in our retail stores. We also employ approximately 4,835 part-time employees, of which approximately 4,720 work in our retail stores.

    Approximately 215 of our employees located in Bristol, Pennsylvania are members of the Teamsters Union, which has a collective bargaining agreement with us expiring in March 2006. Approximately 85 of our employees located in Vaughan, Ontario are members of the Laundry and Linen Drivers and Industrial Workers Union, which has a collective bargaining agreement with us expiring in March 2003. We are currently in negotiations to renew this agreement. Approximately 1,085 of our employees located in Mexico are members of an affiliate of the Cofederacion de Trabajadores Mexicanos, which has a collective bargaining agreement expiring on January 1, 2004. We consider our relations with our employees to be satisfactory.

ITEM 2. PROPERTIES

    The general location, use and approximate size of our principal properties are set forth below:

Location	Owned/Leased	Use	Approximate Area in Square Feet
Bristol, Pennsylvania	leased	Headquarters and distribution warehouse	453,000
Bristol, Pennsylvania	leased	Administrative and computer services	131,000
New York, New York	leased	Administrative, executive and sales offices	535,000
Vaughan, Canada	leased	Canadian headquarters and distribution warehouse	120,000
Lawrenceburg, Tennessee	leased	Distribution warehouses	1,199,000
South Hill, Virginia	owned	Distribution warehouses	534,000
Rural Hall, North Carolina	leased	Materials and distribution warehouse	447,000
El Paso, Texas	owned	Distribution warehouses	111,000
El Paso, Texas	owned	Administrative, warehouse and preproduction facility	165,000
El Paso, Texas	leased	Distribution warehouses	861,000
El Paso, Texas	leased	Distribution warehouses	120,000
Durango, Mexico	owned	Finishing, assembly and warehouse facilities	452,000
White Plains, New York	leased	Administrative and computer services	366,000
West Deptford, New Jersey	leased	Distribution warehouses	868,000
East Providence, Rhode Island	leased	Distribution warehouses, product development and administrative	241,000
Goose Creek, South Carolina	leased	Distribution warehouses	600,000
Teterboro, New Jersey	leased	Administrative offices and distribution warehouse	220,000
Edison, New Jersey	leased	Administrative offices and distribution warehouses	256,000
Commerce, California	leased	Administrative offices and distribution warehouse	86,000
San Luis, Mexico	leased	Production and distribution warehouses	554,000

    We sublease approximately 200,000 square feet of our White Plains facilities to an independent company. Our Australian joint venture company leases office and distribution facilities in Australia.

    We also own two production facilities totaling 101,000 square feet in Torreon, Mexico and a 67,000 square foot production facility in Juarez, Mexico which are currently not in service.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Price range of common stock:
2002
High	$37.63	$41.68	$38.25	$37.65
Low	$31.46	$33.05	$27.55	$26.18
2001
High	$41.09	$47.43	$42.22	$34.40
Low	$31.125	$34.05	$23.75	$24.30

    Our common stock is traded on the New York Stock Exchange under the symbol "JNY." The above figures set forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the New York Stock Exchange Composite Tape. The last reported sale price per share of our common stock on March 24, 2003 was $28.48, and on that date there were 441 holders of record of our common stock. However, many shares are held in "street name;" therefore, the number of holders of record may not represent the actual number of shareholders. To date, we have not paid any cash dividends on shares of our common stock. We anticipate that all of our future earnings will be retained for our financial requirements and do not anticipate paying cash dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

    The following financial information is qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Report. The selected consolidated financial information presented below is derived from our audited Consolidated Financial Statements for each of the five years in the period ended December 31, 2002. We completed our acquisitions of Sun, Nine West, Victoria, Judith Jack, McNaughton, Gloria Vanderbilt and l.e.i. at various dates within the five-year period and, accordingly, the results of their operations are included in our operating results from the respective dates of acquisition.

    In November 2001, the FASB Emerging Issues Task Force released Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." Our adoption, effective January 1, 2002, required us to reclassify cooperative advertising expenses from a deduction against revenues to a selling, general and administrative ("SG&A") expense. As a result, restated net sales, gross profit and SG&A expenses for the years 1998 through 2001 all increased by $13.8 million, $22.6 million, $26.9 million, and $25.5 million, respectively, from amounts previously reported.

(All amounts in millions except net income per share data)

Year Ended December 31,	2002	2001	2000	1999	1998
Income Statement Data Net sales Licensing income (net)	$ 4,312.2 28.7	$ 4,073.8 24.8	$ 4,147.4 22.2	$ 3,152.4 20.9	$ 1,683.2 15.8
Total revenues	4,340.9	4,098.6	4,169.6	3,173.3	1,699.0
Cost of goods sold Purchase accounting adjustments to cost of goods sold(1)	2,633.9 23.1	2,552.7 17.7	2,433.4 3.1	1,876.9 84.6	1,098.3 2.4
Gross profit	1,683.9	1,528.2	1,733.1	1,211.8	598.3
Selling, general and administrative expenses Amortization of goodwill	1,093.3 -	1,004.1 44.2	1,091.6 36.9	811.3 22.3	333.8 2.7
Operating income Interest income Interest expense and financing costs Equity in earnings of unconsolidated affiliates	590.6 (4.6) 62.7 (1.0)	479.9 (4.5) 84.6 -	604.6 (2.3) 103.8 -	378.2 (3.3) 66.9 -	261.8 (1.8) 11.8 -
Income before provision for income taxes Provision for income taxes	533.5 201.2	399.8 163.6	503.1 201.2	314.6 126.2	251.8 96.9
Income before cumulative effect of change in accounting principle Cumulative effect of change in accounting for intangible assets, net of tax	332.3 13.8	236.2 -	301.9 -	188.4 -	154.9 -
Net income	$ 318.5	$ 236.2	$ 301.9	$ 188.4	$ 154.9
Per Share Data Income per share before cumulative effect of change in accounting principle Basic Diluted Net income per share Basic Diluted Dividends paid per share	$2.59 $2.46 $2.48 $2.36 -	$1.92 $1.82 $1.92 $1.82 -	$2.54 $2.48 $2.54 $2.48 -	$1.65 $1.60 $1.65 $1.60 -	$1.52 $1.47 $1.52 $1.47 -
Weighted average common shares outstanding Basic Diluted	128.2 139.0	123.2 133.7	119.0 121.9	114.1 118.0	101.6 105.1
December 31,	2002	2001	2000	1999	1998
Balance Sheet Data Working capital	$ 890.9	$ 762.8	$ 294.9	$ 469.2	$ 457.9
Total assets	3,852.6	3,373.5	2,979.2	2,792.0	1,188.7
Short-term debt and current portion of long-term debt and capital lease obligations	6.3	7.7	499.8	266.9	6.5
Long-term debt, including capital lease obligations	978.1	976.6	576.2	834.2	414.6
Stockholders' equity	2,303.5	1,905.4	1,477.2	1,241.0	594.4

(1) Reflects an increase in cost of goods sold attributable to the fair value of inventory over cost, recorded as a result of acquisitions as required by the purchase method of accounting.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

    The following discussion provides information and analysis of our results of operations from 2000 through 2002, and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

    We completed our acquisitions of Victoria on July 31, 2000, Judith Jack on April 26, 2001, McNaughton on June 19, 2001, Gloria Vanderbilt on April 8, 2002 and l.e.i. on August 15, 2002. The results of operations of the acquired companies are included in our operating results from the respective dates of acquisition. Accordingly, the financial position and results of operations presented and discussed herein are not directly comparable between years. Victoria and Judith Jack operate primarily in the wholesale footwear and accessories segment, and McNaughton, Gloria Vanderbilt and l.e.i. operate in the wholesale moderate apparel segment.

    We believe that we have achieved our growth in recent years by enhancing the brand equity of our labels through our focus on design, quality and value, and through strategic acquisitions which provide significant diversification to the business by successfully adding new labels and product lines (such as the Napier, Judith Jack, Norton McNaughton, Energie, Erika, Gloria Vanderbilt and l.e.i. brands). Through this diversification, we have evolved into a multidimensional resource in apparel, footwear and accessories. We have leveraged the strength of our brands to increase both the number of locations and amount of selling space in which our products are offered, to introduce new product extensions such as the Nine West, Nine & Company, Easy Spirit and Bandolino apparel and Jones New York accessory labels, and to reposition the Bandolino and Evan-Picone labels to the moderate market segment. We believe we have also benefitted from a trend among our major retail accounts to concentrate their women's apparel, footwear and accessories buying among a narrowing group of vendors.

    During 2002, we restructured several of our operations, including the closing of Canadian and Mexican production facilities and the closing of an administrative, warehouse and preproduction facility in El Paso, Texas. As a result, we recorded restructuring charges of $7.8 million, including $4.0 of employee severance and related costs and $3.3 million of asset impairments (based on estimated market values of the affected properties). Of these charges, $0.9 million is reported as a selling, general and administrative expense in the wholesale better apparel segment and $6.9 million is reported as a selling, general and administrative expense in the wholesale moderate apparel segment.

    During 2002, we recorded a $31.9 million charge relating to contractual obligations under employment contracts, primarily for former President Jackwyn Nemerov and former Vice Chairman Irwin Samelman. The charges under these contracts are comprised of pre-tax amounts totaling $11.8 million for contractual salary and bonus obligations and $18.1 million for non-cash compensation expense resulting from contractual vesting of outstanding stock options and restricted stock. Also included is a pre-tax amount of $2.0 million related to certain obligations under the employment agreement that we entered into with Peter Boneparth when we acquired McNaughton in 2001. These obligations were satisfied in March 2002 when Mr. Boneparth was elected President and designated to become our Chief Executive Officer on May 22, 2002.

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

    The terrorist attacks of September 11, 2001 and subsequent increases in unemployment and reduced consumer spending have clearly had a negative impact on the United States economy. Retailers in those distribution channels to which we sell our products responded to the general sense of economic uncertainty with order reductions and extremely aggressive promotional activity. As a result, we had the challenge of liquidating inventory above our normal plan, as well as working with our retail customers to flow inventories through the normal retail distribution channels. Accordingly, we recorded a pre-tax charge of $86.8 million (the "special charge") in the third fiscal quarter of 2001 to provide for the writedown of inventories and receivables. Of the charge, $61.7 million was to write down to net realizable value merchandise that we either owned or were committed for and needed to dispose of through off-price channels. The charge to receivables of $24.1 million was to record an incremental provision for customer allowances, which we anticipated we needed to provide to our retail customers in order to effectively flow goods through the retail channels. Due to the unusual nature of the cause for this charge, we are presenting 2001 results of operations as reported and also without the effect of the special charge for comparison purposes.

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

    In November 2001, the FASB Emerging Issues Task Force released Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." The scope of Issue 01-9 includes vendor consideration to any purchasers of the vendor's products at any point along the distribution chain, regardless of whether the purchaser receiving the consideration is a direct customer of the vendor. Our adoption, effective January 1, 2002, required us to reclassify cooperative advertising expenses from a deduction against revenues to a selling, general and administrative expense. As a result, restated net sales, gross profit and SG&A expenses for 2000 and 2001 all increased by $26.9 million and $25.5 million, respectively, from amounts previously reported.

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

    In the second fiscal quarter of 2002, we recorded an additional impairment charge of $5.8 million related to two trademarks due to a decrease in projected accessory revenues resulting from a further evaluation of our costume jewelry business. In the fourth quarter of 2002, we had our annual impairment test for goodwill and trademarks performed. As a result of continuing decreases in projected accessory revenues in our costume jewelry lines and the conversion of a portion of our Enzo Angiolini retail stores to the more moderately-priced Bandolino brand, we recorded an additional trademark impairment charge of $18.6 million. These charges are reported as a selling, general and administrative expense in the other and eliminations segment.

    If our exclusive licenses to manufacture and market clothing under the Lauren by Ralph Lauren and Polo Jeans Company trademarks in the United States, Canada and elsewhere were to end, it would have a material adverse effect on us. Our Lauren by Ralph Lauren and Polo Jeans Company businesses represent significant portions of our sales and profits. We sell products bearing those trademarks, as well as the Ralph by Ralph Lauren trademark, under exclusive licenses from affiliates of Polo Ralph Lauren Corporation. Net sales for all products under license from Polo Ralph Lauren amounted to $1.0 billion, $1.1 billion and $1.1 billion in 2002, 2001 and 2000, respectively.

    We have been in discussions with Polo Ralph Lauren Corporation regarding restructuring various license agreements. The two companies have not agreed on important provisions, including the interpretation of how the current Lauren by Ralph Lauren license relates to the current Ralph by Ralph Lauren license. The Ralph by Ralph Lauren license is scheduled to end on December 31, 2003. Polo Ralph Lauren Corporation has asserted that the end of the Ralph by Ralph Lauren contract on December 31, 2003 will cause the Lauren by Ralph Lauren license to end on December 31, 2003 instead of December 31, 2006. We believe that this is an improper interpretation and that the expiration of the Ralph by Ralph Lauren license does not cause the Lauren by Ralph Lauren license to end. The discussions between us and Polo Ralph Lauren Corporation could result in restructured licensing arrangements, an end to some or all of their licensing arrangements, or litigation.

    Net sales of Lauren by Ralph Lauren were $547.8 million and net sales of Ralph by Ralph Lauren were $36.7 million for the year ended December 31, 2002. If the Lauren by Ralph Lauren license were to end at the end of 2003, there would be a material adverse impact on our results of operations after 2003. However, it would not materially adversely impact our liquidity, and we would continue to have a strong financial position in the event the Lauren by Ralph Lauren license were to end. The expiration of the Ralph by Ralph Lauren license would not be material to us in any respect.

    The dispute between us and Polo Ralph Lauren Corporation does not relate to the Polo Jeans license, and an end to the Lauren by Ralph Lauren and Ralph by Ralph Lauren licenses would not end our longer term Polo Jeans license or otherwise adversely affect the Polo Jeans license in the United States. However, the ongoing discussions between us and Polo Ralph Lauren Corporation could result in changes to the Polo Jeans licensing arrangements.

    On July 31, 2002, we announced that we will begin expensing the fair value of employee stock options granted after December 31, 2002 pursuant to the guidelines contained in SFAS No. 123, "Accounting for Stock-Based Compensation" using the "prospective method" set forth in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Since the expense to be recorded is dependent on both the timing and the number of options to be granted, we cannot estimate the effect on future results of operations at this time. Prior to January 1, 2003, pursuant to a provision in SFAS No. 123 we had elected to continue using the intrinsic-value method of accounting for stock options granted to employees in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options has been measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount the employee must pay to acquire the stock. Under this approach, we have only recognized compensation expense for stock-based awards to employees for options granted at below-market prices.

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

Results of Operations

Statements of Income Stated in Dollars and as a Percentage of Total Revenues

(In millions)	2002		2001		2001 Excluding Special Charge		2000
Net sales Licensing income (net)	$ 4,312.2 28.7	99.3% 0.7%	$ 4,073.8 24.8	99.4% 0.6%	$ 4,097.9 24.8	99.4% 0.6%	$ 4,147.4 22.2	99.5% 0.5%
Total revenues Cost of goods sold	4,340.9 2,633.9	100.0% 60.7%	4,098.6 2,552.7	100.0% 62.3%	4,122.7 2,491.0	100.0% 60.4%	4,169.6 2,433.4	100.0% 58.4%
Gross profit before purchase accounting adjustments	1,707.0	39.3%	1,545.9	37.7%	1,631.7	39.6%	1,736.2	41.6%
Purchase accounting adjustments	23.1	0.5%	17.7	0.4%	17.7	0.4%	3.1	0.1%
Gross profit	1,683.9	38.8%	1,528.2	37.3%	1,614.0	39.1%	1,733.1	41.6%
Selling, general and administrative expenses Executive compensation obligations	1,061.4 31.9	24.5% 0.7%	1,004.1 -	24.5% -	1,003.1 -	24.3% -	1,091.6 -	26.2% -
Amortization of goodwill	-	-	44.2	1.1%	44.2	1.1%	36.9	0.9%
Operating income	590.6	13.6%	479.9	11.7%	566.7	13.7%	604.6	14.5%
Interest income Interest expense and financing costs Equity of earnings of unconsolidated affiliates	(4.6) 62.7 (1.0)	(0.1%) 1.4% -	(4.5) 84.6 -	(0.1%) 2.1% -	(4.5) 84.6 -	(0.1%) 2.1% -	(2.3) 103.8 -	(0.1%) 2.5% -
Income before provision for income taxes	533.5	12.3%	399.8	9.8%	486.6	11.8%	503.1	12.1%
Provision for income taxes	201.2	4.6%	163.6	4.0%	196.1	4.8%	201.2	4.8%
Earnings before change in accounting principle Cumulative effect of change in accounting for intangible assets	332.3 13.8	7.7% 0.3%	236.2 -	5.8% -	290.5 -	7.0% -	301.9 -	7.2% -
Net income	$ 318.5	7.3%	$ 236.2	5.8%	$ 290.5	7.0%	$ 301.9	7.2%

Percentage totals may not agree due to rounding.

2002 Compared to 2001

    Revenues. Total revenues for 2002 were $4.34 billion compared to $4.10 billion for 2001, an increase of 5.9%. Excluding the effect of the special charge mentioned above, total revenues for 2002 increased $218.2 million, or 5.3%, over 2001.

    Revenues by segment were as follows:

	Total Revenues				Excluding Special Charge

(In millions)	2002	2001	Increase/ (Decrease)	Percent Change	2002	2001	Increase/ (Decrease)	Percent Change
Wholesale better apparel	$1,636.4	$1,834.1	($197.7)	(10.8%)	$1,636.4	$1,845.7	($209.3)	(11.3%)
Wholesale moderate apparel	1,093.5	547.3	546.2	99.8%	1,093.5	548.3	545.2	99.4%
Wholesale footwear and accessories	882.3	980.7	(98.4)	(10.0%)	882.3	992.2	(109.9)	(11.1%)
Retail	700.0	711.7	(11.7)	(1.6%)	700.0	711.7	(11.7)	(1.6%)
Other	28.7	24.8	3.9	15.7%	28.7	24.8	3.9	15.7%
Total revenues	$4,340.9	$4,098.6	$242.3	5.9%	$4,340.9	$4,122.7	$218.2	5.3%

    As a result of the difficult economic environment experienced in 2001 and uncertainty as to the extent and duration of any continuing impact into 2002, we planned reductions across most of our wholesale businesses in coordination with many of our wholesale customers. In our wholesale better apparel segment, these planned reductions significantly impacted shipments of our Jones New York and Rena Rowan career collection businesses (which had experienced difficult performance at retail during 2001) and, to a lesser extent, also affected our Lauren by Ralph Lauren collection business. Wholesale better apparel revenues for the first fiscal nine months of 2001 were negatively impacted by $11.6 million relating to the special charge.

    Wholesale moderate apparel revenues increased primarily as a result of the product lines obtained as a result of the McNaughton, Gloria Vanderbilt and l.e.i. acquisitions, which accounted for $528.5 million of the increase. Increases in our Evan-Picone and Nine & Company businesses were offset by lower sales in the Jones

Wear and private label jeans businesses. Wholesale moderate apparel revenues for 2001 were negatively impacted by $1.0 million relating to the special charge.

    We also planned reductions in our wholesale footwear and accessories business as a result of the uncertain retail environment. The most significant decreases were experienced in Nine West accessories and in Enzo Angiolini and Easy Spirit footwear. The decrease is also due to markdowns recognized in the costume jewelry business to more aggressively liquidate inventories in both the wholesale and retail channels. Shipments of the Nine West footwear line increased as a result of the positive business initiatives of focusing inventory on tested and proven footwear styles, as well as shortened production lead times and a broadening of product classifications to provide more options to the consumer. Wholesale footwear and accessories revenues for 2001 were negatively impacted by $11.5 million relating to the special charge.

    Retail revenues decreased primarily as a result of a reduction of 18 stores in 2002 compared to the prior period. Comparable store sales were down approximately 0.5% for footwear and accessories stores and down approximately 6.0% for apparel outlet stores as compared to 2001. The decrease in the apparel stores was due to a concentration of career product locations which experienced difficult selling throughout 2002.

    Gross Profit. The gross profit margin increased to 38.8% in 2002 compared to 37.3% in 2001. Without the impact of $23.1 million and $17.7 million in 2002 and 2001, respectively, relating to adjustments required under purchase accounting to mark up acquired inventories to market value upon acquisition and $61.7 million in 2001 relating to the special charge reflected in cost of sales, the gross profit margins would have been 39.3% and 39.6%, respectively.

    Wholesale better apparel gross profit margins were 41.3% and 36.0% for 2002 and 2001, respectively. Without the special charge, the gross profit margin for 2001 would have been 37.6%. The primary reasons for the increase were more favorable production costs realized from offshore production and a continued focus on inventory management, which resulted in lower off-price sales to discounters, partially offset by higher customer allowances granted to retailers to clear product.

    Wholesale moderate apparel gross profit margins were 27.0% and 23.0% for 2002 and 2001, respectively. Without the purchase accounting adjustments and the special charge, the gross profit margins would have been 29.1% and 27.5%, respectively. The increase was primarily the result of the addition of higher-margin businesses realized from the inclusion of McNaughton for the full year in 2002 compared to only 28 weeks in 2001, as well as the addition of Gloria Vanderbilt.

    Wholesale footwear and accessories gross profit margins were 32.0% and 32.5% for 2002 and 2001, respectively. Without the purchase accounting adjustments and the special charge, the gross profit margin for 2001 would have been 35.5%. The decrease in the margin was driven by significant markdowns in the costume jewelry business to more aggressively liquidate inventories in both the wholesale and retail channels, and higher off-price sales to discounters and higher customer allowances in the Nine West accessories line. Our wholesale footwear business realized a significant improvement in margins resulting primarily from a continued focus on inventory management, which resulted in lower off-price sales to discounters.

    Retail gross profit margins were 53.2% and 51.7% for 2002 and 2001, respectively. Without the special charge, the gross profit margin for 2001 would have been 52.7%. Margins in our Nine West retail business benefitted from better inventory planning and improved product assortments in our stores. This improvement was offset by more promotional activity in our apparel outlet stores, impacted by the difficulty experienced in our Jones New York career business.

    SG&A expenses. SG&A expenses of $1.09 billion in 2002 represented an increase of $89.2 million from the $1.0 billion reported for 2001. Excluding $24.4 million of trademark impairment charges in 2002 and $16.3 million of trademark amortization and $1.0 million related to the special charge for 2001, the increase would have been $82.1 million. McNaughton, Gloria Vanderbilt and l.e.i. added a total of $71.0 million to 2002. Also contributing to the increase in SG&A expenses were the $31.9 million of executive compensation costs in the other and eliminations segment, $1.9 million of costs related to the closing of a Canadian production facility in the wholesale better apparel segment and $6.9 million of costs related to the closing of administrative and production facilities in Mexico and Texas in the wholesale moderate apparel segment. These increases were somewhat offset by cost savings resulting from the restructuring of our costume jewelry business and a continued focus on cost controls and efficiencies that can be realized by leveraging common functions across all divisions.

    Operating Income. The resulting operating income for 2002 of $590.6 million increased 23.1%, or $110.7 million, from the $479.9 million for 2001 due to the factors described above.

    Net Interest Expense. Net interest expense was $58.1 million in 2002 compared to $80.1 million in 2001, resulting from lower average borrowings, lower interest rates, the effects of interest rate swaps and using the proceeds from zero coupon convertible senior debt securities issued in February 2001 to repay higher-rate borrowings under our credit facilities.

    Provision for Income Taxes. The effective income tax rate was 37.7% for 2002 compared to 40.9% for 2001. The decrease was primarily due to the elimination of nondeductible goodwill amortization resulting from the adoption of SFAS No. 142.

    Net Income and Earnings Per Share. Net income was $318.5 million in 2002, an increase of $82.3 million from the net income of $236.2 million earned in 2001. Diluted earnings per share for 2002 was $2.36 compared to $1.82 for 2001, on a 4.0% increase in shares outstanding.

2001 Compared to 2000

    Revenues. Total revenues for 2001 decreased 1.7%, or $71.0 million, to $4.10 billion, compared to $4.17 billion for 2000. Excluding the special charge, total revenues for 2001 decreased 1.1%, or $46.9 million. Revenue growth from the net sales of product lines added as a result of the Judith Jack and McNaughton acquisitions were offset by the effects of the restructuring of the Nine West business mentioned above.

    Revenues by segment in total and also without the discontinued Nine West businesses (as discussed above) were as follows:

	Total Revenues				Total Revenues From Continuing Businesses Only

(In millions)	2001	2000	Increase/ (Decrease)	Percent Change	2001	2000	Increase/ (Decrease)	Percent Change
Wholesale better apparel	$1,834.1	$1,882.4	($48.3)	(2.6%)	$1,834.1	$1,882.4	($48.3)	(2.6%)
Wholesale moderate apparel	547.3	299.2	248.1	82.9%	547.3	299.2	248.1	82.9%
Wholesale footwear and accessories	980.7	953.3	27.4	2.9%	980.5	908.0	72.5	8.0%
Retail	711.7	1,012.5	(300.8)	(29.7%)	695.5	734.1	(38.6)	(5.3%)
Other	24.8	22.2	2.6	11.7%	24.8	22.2	2.6	11.7%
Total revenues	$4,098.6	$4,169.6	($71.0)	(1.7%)	$4,082.2	$3,845.9	$236.3	6.1%
Excluding Special Charge
Wholesale better apparel	$1,845.7	$1,882.4	($36.7)	(1.9%)	$1,845.7	$1,882.4	($36.7)	(1.9%)
Wholesale moderate apparel	548.3	299.2	249.1	83.3%	548.3	299.2	249.1	83.3%
Wholesale footwear and accessories	992.2	953.3	38.9	4.1%	992.0	908.0	84.0	9.3%
Retail	711.7	1,012.5	(300.8)	(29.7%)	695.5	734.1	(38.6)	(5.3%)
Other	24.8	22.2	2.6	11.7%	24.8	22.2	2.6	11.7%
Total revenues	$4,122.7	$4,169.6	($46.9)	(1.1%)	$4,106.3	$3,845.9	$260.4	6.8%

    Wholesale better apparel revenues decreased primarily as a result of decreases in shipments of the Polo Jeans Company product line and a planned reduction in shipments of Ralph by Ralph Lauren, due to a decrease in the number of doors in which that product is offered, offset somewhat by increased shipments of the Jones New York Collection and Jones New York Dress lines of product. Wholesale better apparel revenues for 2001 were negatively impacted by $11.6 million relating to the special charge.

    Wholesale moderate apparel revenues increased primarily as a result of the product lines obtained from the McNaughton acquisition, which accounted for $239.2 million of the increase in segment revenues.

Increased shipments of the Jones Wear product line were offset by decreases in shipments of Sun private-label products. Wholesale moderate apparel revenues for 2001 were negatively impacted by $1.0 million relating to the special charge.

    Wholesale footwear and accessories revenues increased primarily due to the effects of acquisitions, offset by an $11.5 million impact from the special charge and Nine West product lines that were discontinued. The product lines obtained as a result of the Judith Jack acquisition accounted for $15.0 million of the segment revenues. An additional $59.0 million of revenues is attributable to inclusion of the results of Victoria for all of 2001 but for only approximately five months during 2000.

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

    Gross Profit. The gross profit margin decreased to 37.3% in 2001 compared to 41.6% in 2000. Without the impact of $17.7 million and $3.1 million in 2001 and 2000, respectively, relating to adjustments required under purchase accounting to mark up acquired inventories to market value upon acquisition and $61.7 million in 2001 relating to the special charge reflected in cost of sales, the gross profit margins would have been 39.6% and 41.6%, respectively.

    Wholesale better apparel gross profit margins were 36.0% and 37.1% for 2001 and 2000, respectively. Without the special charge, gross profit margins would have been 37.6% and 37.1%, respectively, with the increase primarily the result of lower production and freight costs due to more timely delivery of goods, which decreased the amount of air freight shipments required to meet delivery schedules.

    Wholesale moderate apparel gross profit margins were 23.0% and 20.3% for 2001 and 2000, respectively. Without the special charge and purchase accounting adjustments, gross profit margins would have been 27.5% and 20.3%, respectively. The increase was primarily the result of the addition of product lines obtained through the McNaughton acquisition.

    Wholesale footwear and accessories gross profit margins were 32.5% and 38.2% for 2001 and 2000, respectively. Without the special charge and purchase accounting adjustments, gross profit margins would have been 35.5% and 38.5%, respectively. The decrease was primarily due to more promotional activity in the department store channels and lower margins on excess merchandise disposed of during 2001.

    Retail gross profit margins were 51.7% and 53.5% for 2001 and 2000, respectively. Excluding the special charge, retail gross profit margins would have been 52.7% and 53.5%, respectively. The decrease was primarily the result of product markdowns to control inventory levels during 2001.

    SG&A expenses. SG&A expenses of $1.0 billion in 2001 represented a decrease of $87.5 million from 2000. The change was primarily the result of a $141.4 million decrease in retail SG&A expenses, resulting from the restructuring of the Nine West business, offset by the acquisition of McNaughton, which added $39.0 million to wholesale moderate SG&A expenses in 2001.

    Operating Income. The resulting operating income for 2001 of $479.9 million decreased 20.6%, or $124.7 million, from the $604.6 million for 2000, due to the factors discussed above.

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

    Net Income and Earnings Per Share. Net income of $236.2 million for 2001 represented a decrease of $65.7 million from 2000. Diluted earnings per share for 2001 was $1.82 compared to $2.48 for 2000, on a 9.7% increase in shares outstanding. Excluding the amortization of certain intangibles and goodwill that will end upon adoption of SFAS No.142 on January 1, 2002, net income for 2001 and 2000 would have been $289.9 million and $345.9 million, respectively, and diluted earnings per share would have been $2.22 and $2.84, respectively.

Liquidity and Capital Resources

    Our principal capital requirements have been to fund acquisitions, working capital needs, capital expenditures and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations and expansion. As of December 31, 2002, total cash and cash equivalents were $283.3 million, an increase of $206.8 million from the $76.5 million reported as of December 31, 2001.

    Operating activities provided $716.5 million, $562.4 million and $339.2 million in 2002, 2001 and 2000, respectively. The change from 2001 to 2002 was primarily due to lower accounts receivable and inventory levels, the result of a significant improvement in both accounts receivable and inventory turns. The change from 2000 to 2001 was primarily due to a decrease in accounts receivable in 2001 compared to an increase in 2000 and a smaller decrease in accrued expenses and other current liabilities in 2001 than in 2000.

    Investing activities used $368.7 million, $160.3 million and $134.7 million in 2002, 2001 and 2000, respectively. The increase for 2002 from 2001 was primarily due to the acquisitions of Gloria Vanderbilt and l.e.i. Similarly, the increase for 2001 from 2000 was primarily due to the acquisitions of Judith Jack and McNaughton.

    Financing activities used $141.1 million in 2002, primarily to refinance $43.7 million and $83.2 million of debt assumed as part of the acquisitions of Gloria Vanderbilt and l.e.i., respectively, and to repurchase our common stock. In addition, we redeemed the remaining $0.1 million of Nine West's 9% Senior Subordinated Notes Due 2007 in September 2002 at 104.5% of par. These uses of funds were partially offset by $118.4 million in proceeds from employees exercising stock options.

    Financing activities used $387.2 million of cash in 2001. In February 2001, we issued 20-year, zero coupon convertible senior debt securities. Net proceeds of the offering were $392.8 million. The securities carry a 3.5% yield to maturity with a face value of $805.6 million ($1,000 per note) and are convertible into common stock at a conversion rate of 9.8105 shares per note. The proceeds were used to repay amounts then outstanding under our Senior Credit Facilities, repurchase $30.3 million of our outstanding 6.25% Senior Notes at par, and for general corporate purposes. The remaining $234.7 million of the 6.25% Senior Notes matured and were repaid in full on October 1, 2001. In addition, we redeemed all $0.5 million of Nine West's 5-1/2% Convertible Subordinated Notes Due 2003 on December 1, 2001 at 100.92% of par. In connection with the McNaughton acquisition, we repurchased all $125.0 million of McNaughton's outstanding 12-1/2% Senior Notes due 2005, Series B. We also refinanced $146.9 million of assumed McNaughton debt and accrued interest using cash on hand and borrowings under our Senior Credit Facilities.

    In January 2001, we realized $8.3 million in proceeds from terminating interest rate swap agreements that we had entered into in June 1999, and in October 2002, we realized $21.6 million in proceeds from terminating interest rate swap agreements that we had entered into in April 2002 (see "Derivatives" in the Notes to Consolidated Financial Statements).

    Financing activities used $190.7 million of cash in 2000, primarily due to purchases of our common stock on the open market and the refinancing of $71.0 million of acquired Victoria debt.

    We repurchased $129.2 million, $68.9 million and $121.9 million of our common stock on the open market during 2002, 2001 and 2000, respectively. As of December 31, 2002, a total of $555.0 million had been expended under announced programs to acquire up to $650.0 million of such shares. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition. Proceeds from the issuance of common stock to our employees exercising stock options amounted to $118.4 million, $85.8 million and $27.6 million in 2002, 2001 and 2000, respectively.

    During the first quarter of 2000, we terminated a five-year Receivables Facility (created in 1995 and amended in 1998) which permitted Nine West to obtain up to $132.0 million of funding based on the sale, without recourse, of eligible Nine West accounts receivable. This termination did not affect our liquidity.

    At December 31, 2002, we had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.55 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for an $850.0 million 364-Day Revolving Credit Facility and a $700.0 million Five-Year Revolving Credit Facility. At December 31, 2002, $193.3 million was outstanding under the 364-Day Revolving Credit Facility (comprised solely of outstanding letters of credit), and no amounts were outstanding under our Five-Year Revolving Credit Facility. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require us to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on our ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers and pay dividends.

    In addition to these committed facilities, we have an unsecured uncommitted line of credit for the purpose of issuing letters of credit and bankers' acceptances for McNaughton and Gloria Vanderbilt. As of December 31, 2002, $149.7 million was outstanding under this line of credit.

    At December 31, 2002, we also had a C$20.0 million unsecured line of credit in Canada, under which no amounts were outstanding. On January 14, 2003, this facility was replaced by a similar C$25.0 revolving credit facility.

    In each of July 2001, December 2001 and August 2002, we entered into transactions relating to the short sale of $139.0 million, $157.9 million and $190.5 million, respectively, of U. S. Treasury securities. These transactions were intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. See "Short Term Bond Transactions" in Notes to Consolidated Financial Statements. We may enter into similar transactions in the future if we determine that market conditions are appropriate for generating the desired results from the transactions.

    In 2002, we recorded a $10.8 million minimum pension liability adjustment to other comprehensive income resulting from negative returns of the investments in our defined benefit plans during 2002, as well as the lowering of the anticipated rate of future returns from 9% to 8%. Our plans are currently underfunded by a total of $13.1 million. As the benefits under our defined benefit plans are frozen with respect to service credits, the effects on future pension expense are not anticipated to be material to our results of operations or to our liquidity.

Contractual Obligations and Contingent Liabilities and Commitments

    The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of December 31, 2002, and, except for purchase obligations and other long-term liabilities, is based on information appearing in the Notes to Consolidated Financial Statements (amounts in millions).

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$ 967.1	$ 1.5	$ 307.6	$ 227.8	$ 430.2
Capital lease obligations	35.7	6.1	10.2	5.4	14.0
Operating leases	592.2	94.6	150.8	114.4	232.4
Purchase obligations (1)	1,085.2	1,051.9	21.6	10.9	0.8
Minimum royalty payments (2)	182.8	48.8	91.0	43.0	-
Other long-term liabilities	45.1	7.7	4.4	3.9	29.1
Total contractual cash obligations	$2,908.1	$1,210.6	$ 585.6	$ 405.4	$ 706.5

(1) Includes outstanding letters of credit of $343.0 million which primarily represent inventory purchase commitments which typically mature in two to six months.
(2) Under exclusive licenses to manufacture certain items under trademarks not owned by us pursuant to various license and design service agreements, we are obligated to pay the licensors a percentage of our net sales of these licensed products, subject to minimum scheduled royalty payments. In addition to these minimum royalty payments presented above, we are also obligated to spend on advertising a percentage of net sales of these licensed products.

    We have two joint ventures with HCL Technologies Limited to provide us with computer consulting, programming and associated support services. On August 31, 2004, we are obligated to contribute approximately $1.0 million of additional capital to the joint ventures in the form of cash or assets. We have committed to purchase $30.5 million in services from these joint venture companies over the next five years.

    We also have a joint venture with Sutton Developments Pty. Ltd. ("Sutton") to operate retail locations in Australia. We have unconditionally guaranteed up to $7.0 million of borrowings under the joint venture's uncommitted credit facility and up to $0.4 million of presettlement risk associated with foreign exchange transactions. Sutton is required to reimburse us for 50% of any payments made under these guarantees. At December 31, 2002, the outstanding balance subject to these guarantees was approximately $0.6 million.

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

    The terms of the acquisition agreement for Judith Jack require us to pay the seller additional cash consideration of $2.00 for each $1.00 of Judith Jack's earnings before interest and taxes (as defined in the asset purchase agreement) that exceeds certain targeted levels for each of the years ending December 31, 2001, 2002 and 2003. No payments were required for either 2001 or 2002.

    On April 8, 2002, we completed the acquisition of Gloria Vanderbilt. The aggregate purchase price was approximately $100.9 million, which included payments to the selling shareholders of $80.9 million in cash and the issuance of approximately 0.6 million shares of our common stock. We also assumed approximately $43.7 million of Gloria Vanderbilt's funded debt and accrued interest, which we subsequently refinanced. The terms of the acquisition agreement for Gloria Vanderbilt require us to pay the former Gloria Vanderbilt shareholders additional consideration of $4.50 for each $1.00 of Gloria Vanderbilt's earnings before interest and taxes (as defined in the stock purchase agreement) that exceeds certain targeted levels for the 12 months following the completion of the acquisition. Any additional consideration (the amount of which cannot exceed $54.0 million) is to be paid either in cash or a combination of cash and our common stock, the value of which will be determined by the prices at which our common stock trades in a defined period preceding delivery.

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

    We believe that funds generated by operations, proceeds from the issuance of notes, the Senior Credit Facilities and the McNaughton and Canadian lines of credit will provide the financial resources sufficient to meet our foreseeable working capital, capital expenditure and stock repurchase requirements, fund our contractual obligations and contingent liabilities and commitments, and meet any ongoing obligations to the former Victoria and Gloria Vanderbilt shareholders, the seller of Judith Jack, and the selling shareholders and certain employees of l.e.i.

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

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (an amendment of SFAS No. 123), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Effective January 1, 2003, we adopted the fair value method of accounting for employee stock options for all options granted after December 31, 2002 pursuant to the "prospective method" set forth in SFAS No. 148.

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

Interest Rates

    Our primary interest rate exposures relate to our fixed and variable rate debt. The potential decrease in fair value of our fixed rate long-term debt instruments resulting from a hypothetical 10% adverse change in interest rates was approximately $93.4 million at December 31, 2002. We employ an interest rate hedging strategy utilizing swaps to effectively float a portion of our interest rate exposure on our fixed rate financing arrangements.

    The primary interest rate exposures on floating rate financing arrangements are with respect to United States and Canadian short-term rates. We had approximately $1.6 billion in variable rate financing arrangements at December 31, 2002. As of December 31, 2002, a hypothetical immediate 10% adverse change in interest rates, as they relate to the maximum available borrowings under our variable rate financial instruments, would have a $3.1 million unfavorable impact over a one-year period on our earnings and cash flows.

Foreign Currency Exchange Rates

    We are exposed to market risk related to changes in foreign currency exchange rates. We have assets and liabilities denominated in certain foreign currencies related to international subsidiaries. At December 31, 2002, we had outstanding foreign exchange contracts in Canada to purchase $5.0 million U.S. dollars through February 2003. We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. We are exposed to credit-related losses if the counterparty to the financial instruments fails to perform its obligations. However, we do not expect the counterparty, which presently has high credit ratings, to fail to meet its obligations.

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

    Our management maintains an effective system of internal control that is designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management's authorization. The system is continuously monitored by direct management review, the independent accountants and by Deloitte & Touche, LLP, our internal auditors, who conduct an extensive program of audits.

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

/s/ Peter Boneparth Peter Boneparth President and Chief Executive Officer	/s/ Wesley R. Card Wesley R. Card Chief Operating and Financial Officer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Jones Apparel Group, Inc.

    We have audited the accompanying consolidated balance sheets of Jones Apparel Group, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Apparel Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

    As discussed in the goodwill and other intangible assets note to the financial statements, the Company changed its method of accounting for goodwill and intangible assets in 2002.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
New York, New York
January 31, 2003

Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in millions except per share data)

December 31,	2002	2001
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents
  Accounts receivable, net of allowances of $38.6 and $30.5
    for doubtful accounts, discounts, returns and co-op advertising
  Inventories
  Deferred taxes
  Prepaid expenses and other current assets
	$ 283.3 389.3 529.6 80.8 35.2	$ 76.5 395.8 572.9 62.1 33.7
    TOTAL CURRENT ASSETS

  PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated
    depreciation and amortization
  GOODWILL, less accumulated amortization
  OTHER INTANGIBLES, at cost, less accumulated amortization
  OTHER ASSETS
	1,318.2 249.3 1,541.2 677.3 66.6	1,141.0 242.5 1,368.4 533.3 88.3
	$ 3,852.6	$ 3,373.5
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt and capital lease obligations
  Accounts payable
  Income taxes payable
  Accrued employee compensation
Accrued expenses and other current liabilities	$ 6.3 230.2 26.0 40.2 124.6	$ 7.7 216.7 7.0 41.2 105.6
TOTAL CURRENT LIABILITIES	427.3	378.2
NONCURRENT LIABILITIES: Long-term debt Obligations under capital leases Deferred taxes Other	955.7 22.4 98.6 45.1	949.5 27.1 80.8 32.5
TOTAL NONCURRENT LIABILITIES	1,121.8	1,089.9
TOTAL LIABILITIES	1,549.1	1,468.1
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value - shares authorized 1.0; none issued
  Common stock, $.01 par value - shares authorized 200.0;
    issued 147.1 and 142.0
  Additional paid-in capital
  Retained earnings
  Accumulated other comprehensive income
	- 1.5 1,143.8 1,638.8 4.8	- 1.4 974.3 1,320.3 0.5
Less treasury stock, 18.7 and 16.3 shares, at cost	2,788.9 (485.4)	2,296.5 (391.1)
TOTAL STOCKHOLDERS' EQUITY	2,303.5	1,905.4
	$ 3,852.6	$ 3,373.5
See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Income
(All amounts in millions except per share data)

Year Ended December 31,	2002	2001	2000
Net sales Licensing income (net)	$ 4,312.2 28.7	$ 4,073.8 24.8	$ 4,147.4 22.2
Total revenues Cost of goods sold Purchase accounting adjustments to cost of goods sold (1)	4,340.9 2,633.9 23.1	4,098.6 2,552.7 17.7	4,169.6 2,433.4 3.1
Total cost of goods sold	2,657.0	2,570.4	2,436.5
Gross profit Selling, general and administrative expenses Amortization of goodwill	1,683.9 1,093.3 -	1,528.2 1,004.1 44.2	1,733.1 1,091.6 36.9
Operating income Interest income Interest expense and financing costs Equity in earnings of unconsolidated affiliates	590.6 (4.6) 62.7 (1.0)	479.9 (4.5) 84.6 -	604.6 (2.3) 103.8 -
Income before provision for income taxes Provision for income taxes	533.5 201.2	399.8 163.6	503.1 201.2
Income before cumulative effect of change in accounting principle Cumulative effect of change in accounting for intangible assets, net of tax	332.3 13.8	236.2 -	301.9 -
Net income	$ 318.5	$ 236.2	$ 301.9

Earnings per share Basic Income before cumulative effect of change in accounting principle Cumulative effect of change in accounting for intangible assets, net of tax	$2.59 0.11	$1.92 -	$2.54 -
Basic earnings per share	$2.48	$1.92	$2.54
Diluted Income before cumulative effect of change in accounting principle Cumulative effect of change in accounting for intangible assets, net of tax	$2.46 0.10	$1.82 -	$2.48 -
Diluted earnings per share	$2.36	$1.82	$2.48
Weighted average common shares outstanding Basic Diluted	128.2 139.0	123.2 133.7	119.0 121.9

(1) Reflects a non-cash increase in cost of goods sold attributable to the fair value of inventory over cost, recorded as a result of the acquisitions of Gloria Vanderbilt and l.e.i. in 2002, McNaughton and Judith Jack in 2001 and Victoria in 2000 as required by the purchase method of accounting.

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity
(All amounts in millions)

	Total stock- holders' equity	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comp- rehensive income(loss)	Treasury stock
BALANCE, JANUARY 1, 2000	$1,241.0	$1.4	$693.0	$782.2	$0.3	$(235.9)
YEAR ENDED DECEMBER 31, 2000: Comprehensive income: Net income Foreign currency translation adjustments	301.9 (2.7)	- -	- -	301.9 -	- (2.7)	- -
Total comprehensive income	299.2
 Amortization expense in connection
    with employee stock options
  Stock issued as additional consideration for
    acquisition of Sun
  Exercise of employee stock options
  Tax benefit derived from exercise of
    employee stock options
  Treasury stock acquired
	1.1 18.3 27.6 11.9 (121.9)	- - - - -	1.1 18.3 27.7 11.9 -	- - - - -	- - - - -	- - (0.1) - (121.9)
BALANCE, DECEMBER 31, 2000	1,477.2	1.4	752.0	1,084.1	(2.4)	(357.9)

YEAR ENDED DECEMBER 31, 2001:
  Comprehensive income:
    Net income
    Gain on termination of interest rate hedges,
      net of $3.3 tax
    Change in fair value of cash flow hedges
    Reclassification adjustment for hedge gains
      and losses included in net income, net
      of $0.7 tax
    Foreign currency translation adjustments
	236.2 5.0 0.1 (1.1) (1.1)	- - - - -	- - - - -	236.2 - - - -	- 5.0 0.1 (1.1) (1.1)	- - - - -
Total comprehensive income	239.1
  Amortization expense in connection with
    employee stock options and restricted stock
  Treasury stock reissued relating to
    acquisition of McNaughton
  Conversion of McNaughton employee
    stock options
  Exercise of employee stock options
  Tax benefit derived from exercise of
    employee stock options
  Treasury stock acquired
  Other
	1.4 109.3 34.2 85.8 27.4 (68.9) (0.1)	- - - - - - -	1.4 73.6 34.2 85.8 27.4 - (0.1)	- - - - - - -	- - - - - - -	- 35.7 - - - (68.9) -
BALANCE, DECEMBER 31, 2001	1,905.4	1.4	974.3	1,320.3	0.5	(391.1)

YEAR ENDED DECEMBER 31, 2002:
  Comprehensive income:
    Net income
    Minimum pension liability adjustment,
      net of $4.1 tax
    Gain on termination of interest rate hedges,
      net of $8.2 tax
    Change in fair value of cash flow hedges,
      net of $0.4 tax
    Reclassification adjustment for hedge gains
      and losses included in net income, net
      of $1.4 tax
    Foreign currency translation adjustments
	318.5 (6.7) 13.4 (0.5) (2.1) 0.2	- - - - - -	- - - - - -	318.5 - - - - -	- (6.7) 13.4 (0.5) (2.1) 0.2	- - - - - -
Total comprehensive income	322.8
  Treasury stock reissued for acquisition of
    Gloria Vanderbilt
  Treasury stock reissued for acquisition
   of l.e.i.
  Amortization expense in connection with
    employee stock options and restricted stock
  Exercise of employee stock options
  Tax benefit derived from exercise of
    employee stock options
  Treasury stock acquired
  Other
	20.0 36.3 12.9 118.4 16.9 (129.2)	- - - 0.1 - -	10.1 11.3 12.9 118.3 16.9 -	- - - - - -	- - - - - -	9.9 25.0 - - - (129.2)
BALANCE, DECEMBER 31, 2002	$ 2,303.5	$ 1.5	$ 1,143.8	$ 1,638.8	$ 4.8	$ (485.4)

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows
(All amounts in millions)

Year Ended December 31,	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES: Net income	$ 318.5	$ 236.2	$ 301.9

  Adjustments to reconcile net income to net cash provided
    by operating activities, net of acquisitions:
      Cumulative effect of change in accounting principle
      Amortization of goodwill
      Amortization of original issue discount
      Trademark impairment losses
      Depreciation and other amortization
      Provision for losses on accounts receivable
      Deferred taxes
      Gain on short sale of U. S. Treasury securities
      Other

	13.8 - 14.7 24.4 74.1 3.6 2.6 (14.8) 3.1	- 44.2 13.0 - 74.7 3.3 24.9 (5.4) 2.9	- 36.9 - - 72.4 - 64.1 - 5.4
      Changes in operating assets and liabilities:
        Accounts receivable, including a $67.0 payment in
          2000 to terminate Nine West's accounts receivable
          securitization program
        Inventories
        Prepaid expenses and other current assets
        Other assets
        Accounts payable
        Taxes payable, net of prepaid and refundable income taxes
Accrued expenses and other liabilities	117.2 122.9 20.7 21.4 (1.6) 37.4 (41.5)	85.1 62.8 32.9 15.3 (14.4) 37.2 (50.3)	(135.1) 45.3 (2.2) (0.7) 3.9 58.0 (110.7)
Total adjustments	398.0	326.2	37.3
Net cash provided by operating activities	716.5	562.4	339.2
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired
  Capital expenditures
  Payments relating to Victoria acquisition
  Proceeds from sale of U. S. Treasury securities
  Repurchase/collateral required for repurchase of
    U. S. Treasury securities
  Additional consideration paid for acquisition of Sun
  Additional consideration paid for acquisition of Victoria
  Acquisition of intangibles
  Proceeds from sale of Nine West United Kingdom operations
  Repayments from (loans to) officers
  Proceeds from sales of property, plant and equipment
Other	(332.7) (52.6) (2.0) 381.3 (372.1) - - (2.9) - 2.0 10.4 (0.1)	(134.0) (56.4) - 321.6 (318.5) (1.0) (18.4) (1.0) 28.0 18.0 1.1 0.3	(29.1) (46.8) - - - (26.6) - (2.0) - (20.0) 1.3 (11.5)
Net cash used in investing activities	(368.7)	(160.3)	(134.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Senior Notes, net of discount and debt issuance costs
  Repurchase of Nine West Senior Notes
  Repurchase/redemption at maturity of 6.25% Senior Notes
  Repurchase of McNaughton Senior Notes
  Premiums paid on repurchase of McNaughton Senior Notes
  Refinancing of acquired debt
  Net repayments under credit facilities
  Purchases of treasury stock
  Proceeds from exercise of employee stock options
  Proceeds from termination of interest rate swaps
Principal payments on capital leases	- (0.1) - - - (126.9) (12.0) (129.2) 118.4 21.6 (12.9)	392.8 (0.5) (265.0) (125.0) (35.2) (146.9) (227.0) (68.9) 85.8 8.3 (5.6)	- - - - - (71.0) (20.9) (121.9) 27.6 - (4.5)
Net cash used in financing activities	(141.1)	(387.2)	(190.7)
EFFECT OF EXCHANGE RATES ON CASH	0.1	1.1	(0.3)
NET INCREASE IN CASH AND CASH EQUIVALENTS	206.8	16.0	13.5
CASH AND CASH EQUIVALENTS, BEGINNING	76.5	60.5	47.0
CASH AND CASH EQUIVALENTS, ENDING	$ 283.3	$ 76.5	$ 60.5

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements

SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation
    The consolidated financial statements include the accounts of Jones Apparel Group, Inc. and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The results of operations of acquired companies are included in our operating results from the respective dates of acquisition.

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

Inventories
    Inventories are valued at the lower of cost or market. Approximately 65% and 70% of inventories were determined by using the FIFO (first in, first out) method of valuation as of December 31, 2002 and 2001, respectively; the remainder were determined by the weighted average cost and retail methods. We make provisions for obsolete or slow moving inventories as necessary to properly reflect inventory value.

Property, Plant, Equipment and Depreciation
    Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets ranging from three to 40 years.

Leased Property Under Capital Leases
    Property under capital leases is amortized over the lives of the respective leases or the estimated useful lives of the assets.

Goodwill and Other Intangibles
    Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. Goodwill recorded in connection with acquisitions had been amortized using the straight-line method over 30 years prior to December 31, 2001. Other intangibles with determinable lives, including license agreements, are amortized on a straight-line basis over the estimated useful lives of the assets. Other intangible assets without determinable lives, such as trademarks, had been amortized using the straight-line method over periods primarily ranging from 15 to 30 years prior to December 31, 2001. SFAS No. 142, "Goodwill and Other Intangible Assets," changed the accounting for goodwill and other intangible assets without determinable lives from an amortization method to an impairment-only approach and, accordingly, we annually test goodwill and other intangibles without determinable lives for impairment through the use of independent third-party appraisals.

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

Advertising Expense
    We record national advertising campaign costs as an expense when the advertising takes place. Advertising costs associated with our cooperative advertising programs are accrued as the related revenues are recognized. Advertising expense was $81.1 million, $67.6 million and $72.7 million in 2002, 2001 and 2000, respectively.

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

	2002	2001	2000
Number of options (in millions) Weighted average exercise price	3.2 $38.97	2.4 $39.35	5.8 $31.51

Stock Options
    Prior to January 1, 2003, pursuant to a provision in SFAS No. 123, "Accounting for Stock-Based Compensation," we had elected to continue using the intrinsic-value method of accounting for stock options granted to employees in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options has been measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount the employee must pay to acquire the stock. Under this approach, we have only recognized compensation expense for stock-based awards to employees for options granted at below-market prices, with the expense recognized over the vesting period of the options. Had we elected to adopt the fair value approach of SFAS No. 123 upon its effective date, our net income would have decreased accordingly.

    Effective January 1, 2003, we adopted the fair value method of accounting for employee stock options for all options granted after December 31, 2002 pursuant to the "prospective method" set forth in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

    Both the stock-based employee compensation cost included in the determination of net income as reported and the stock-based employee compensation cost that would have been included in the determination of net income if the fair value based method had been applied to all awards, as well as the resulting pro forma net income and earnings per share using the fair value approach, are presented in the following table. These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. For further information, see "Stock Options and Restricted Stock."

Year Ended December 31,	2002	2001	2000
(In millions except per share data)
Net income - as reported	$ 318.5	$ 236.2	$301.9
Add: stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	8.0	0.8	0.7
Deduct: stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value-based method had been applied to all awards	(37.7)	(27.3)	(18.0)
Net income - pro forma	$ 288.8	$ 209.7	$ 284.6
Basic earnings per share As reported Pro forma	$2.48 $2.25	$1.92 $1.70	$2.54 $2.39
Diluted earnings per share As reported Pro forma	$2.36 $2.14	$1.82 $1.63	$2.48 $2.33

Restricted Stock
    Compensation cost for restricted stock is measured as the excess, if any, of the quoted market price of our stock at the date the common stock is issued over the amount the employee must pay to acquire the stock. The compensation cost is recognized over the period between the issue date and the date any restrictions lapse.

Long-Lived Assets
    We review certain long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In that regard, we assess the recoverability of such assets based upon estimated non-discounted cash flow forecasts. If an asset impairment is identified, the asset is written down to fair value based on discounted cash flow or other fair value measures.

Cash Equivalents
    We consider all highly liquid short-term investments to be cash equivalents.

Presentation of Prior Year Data
    Certain reclassifications have been made to conform prior year data with the current presentation.

New Accounting Standards
    In November 2001, the FASB Emerging Issues Task Force released Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." The scope of Issue 01-9 includes vendor consideration to any purchasers of the vendor's products at any point along the distribution chain, regardless of whether the purchaser receiving the consideration is a direct customer of the vendor. Issue 01-9 is to be applied to annual or interim periods beginning after December 15, 2001. Our adoption, effective January 1, 2002, required us to reclassify cooperative advertising expenses from a deduction against revenues to an SG&A expense. As a result, net sales, gross profit and SG&A expenses all increased by $25.5 million and $26.9 million for 2001 and 2000, respectively.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. We do not expect the adoption of this standard to have a material effect on our results of operations.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (an amendment of SFAS No. 123), which provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. Effective January 1, 2003, we adopted the fair value method of accounting for employee stock options for all options granted after December 31, 2002 pursuant to the "prospective method" set forth in SFAS No. 148. Since the expense to be recorded is dependent on both the timing and the number of options to be granted, we cannot estimate the effect on future results of operations at this time.

SIGNIFICANT CUSTOMERS

    A significant portion of our sales are to retailers throughout the United States and Canada. We have two significant customers in our wholesale apparel and wholesale footwear and accessories operating segments. Sales to department stores owned by The May Department Stores Company accounted for 14%, 16% and 14% of consolidated total revenues for the years ended December 31, 2002, 2001 and 2000, respectively. Sales to department stores owned by Federated Department Stores, Inc. accounted for 14%, 15% and 14% of consolidated total revenues for the years ended December 31, 2002, 2001 and 2000, respectively. May and Federated accounted for approximately 30% of accounts receivable at December 31, 2002.

ACQUISITIONS

    On April 8, 2002, we acquired 100% of the common stock of Gloria Vanderbilt and also the Gloria Vanderbilt (and related) trademarks and third-party licenses from Gloria Vanderbilt Trademark B.V. Gloria Vanderbilt is a leading designer, marketer and distributor of women's moderately priced stretch and twill jeanswear. Gloria Vanderbilt markets its products nationwide to national chains, department stores, mass merchants, and specialty retailers. Brands include Gloria Vanderbilt and junior product marketed under the GLO brand name. The acquisition of Gloria Vanderbilt increases our penetration into the moderate market distribution channel. Gloria Vanderbilt is reported under our wholesale moderate apparel segment.

    The aggregate purchase price was $100.9 million, which included $80.9 million in cash payments and 562,947 shares of our common stock valued at $35.564 (the average closing price for the week containing March 19, 2002, the date the acquisition was announced). The purchase price was allocated to Gloria Vanderbilt's assets and liabilities, tangible and intangible (as determined by an independent appraiser). The fair value of assets acquired exceeded the purchase price by $9.6 million, which is reflected as a liability under accrued expenses and other current liabilities.

    The former shareholders of Gloria Vanderbilt will also be entitled to receive a future payment of up to $54.0 million in the form of cash and/or common stock if certain earnings targets are achieved for the one year following the closing of the transaction. Any additional payments will first be used to reduce the liability resulting from the fair value of assets acquired exceeding the purchase price; any excess payment will be recorded as goodwill.

    We also assumed approximately $43.7 million of Gloria Vanderbilt's funded debt and accrued interest, which we subsequently refinanced.

    On August 15, 2002, we acquired 100% of the common stock of l.e.i., a leading designer, manufacturer and distributor of girls' and young women's moderately-priced jeanswear. l.e.i.'s products are marketed nationwide to national chains, department stores and specialty retailers. The acquisition of l.e.i. is intended to enhance our competitive position in the moderate market and to improve our profitability and cash flow by the cross-branding opportunities that exist with our other lines of business, by leveraging l.e.i.'s strengths in design, production, merchandising and logistics, and by achieving cost synergies and economies of scale in the manufacturing process. l.e.i. is reported under our wholesale moderate apparel segment.

    The aggregate purchase price was $309.7 million, which included payments to the selling shareholders of $273.4 million in cash and the issuance of 1,035,854 shares of our common stock valued for financial reporting purposes at $35.04 per share (the average closing price for the week containing July 10, 2002, the date the acquisition was announced). The number of our common shares delivered was based upon the average of the high and low sales price for the ten consecutive trading days immediately preceding the signing date. The selling shareholders and certain employees of l.e.i. will be entitled to receive future payments of up to $70.0 million in the form of cash and/or common stock if certain earnings targets are achieved during the three years following the closing of the transaction. If fully earned, approximately $61.0 million of any such future payments would be recorded as goodwill.

    The purchase price was allocated to l.e.i.'s assets and liabilities, tangible and intangible (as determined by an independent appraiser), with the excess of the purchase price over the fair value of the net assets acquired of approximately $172.7 million being recorded as goodwill. We also assumed approximately $84.0 million of l.e.i.'s funded debt and accrued interest, $83.2 million of which we subsequently refinanced.

    The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the dates of the Gloria Vanderbilt and l.e.i. acquisitions. The allocations of the purchase prices have not been finalized and are subject to refinement; we do not expect any additional adjustments to be material. Any additional adjustments for Gloria Vanderbilt will affect the liability resulting from the excess of fair value of assets acquired over cost; additional adjustments for l.e.i. will affect the amount assigned to goodwill.

(In millions)	Gloria Vanderbilt	l.e.i.
Current assets Property, plant and equipment Intangible assets Goodwill Other assets	$ 89.3 2.3 83.9 - 1.1	$ 145.3 13.7 113.6 172.7 0.4
Total assets acquired	176.6	445.7
Current liabilities Long-term debt	74.4 1.3	134.1 1.9
Total liabilities assumed	75.7	136.0
Net assets acquired	$ 100.9	$ 309.7

    Of the $83.9 million of acquired Gloria Vanderbilt intangible assets, $75.3 million was assigned to registered trademarks that are not subject to amortization and $8.6 million was assigned to third-party license agreements, which had a weighted-average useful life of approximately 30 months on the acquisition date. The amortization of these agreements is included in net licensing income.

    Of the $113.6 million of acquired l.e.i. intangible assets, $106.0 million was assigned to registered trademarks that are not subject to amortization and $7.6 million was assigned to third-party license agreements, which had a weighted-average useful life of approximately 20 months on the acquisition date. The amortization of these agreements is included in net licensing income. The $172.7 million of goodwill from the l.e.i. acquisition was assigned to the wholesale moderate apparel segment and is expected to be deductible for tax purposes.

    On June 19, 2001, we acquired 100% of the common stock of McNaughton in a merger transaction. McNaughton designs, contracts for the manufacture of and markets a broad line of branded moderately-

priced women's and juniors' career and casual clothing. We purchased all of the outstanding shares of McNaughton for a total purchase price of $117.5 million in cash and approximately 3.0 million shares of common stock, valued for financial reporting purposes at $36.55 per share (the average closing price for the period from two business days before to two business days after April 16, 2001, the date the acquisition was announced). In addition, we assumed $271.8 million of McNaughton's outstanding debt, all of which has been refinanced. McNaughton is reported under our wholesale moderate apparel segment.

    The acquisition has been accounted for under the purchase method of accounting for business combinations. The purchase price was allocated to McNaughton's assets and liabilities, tangible and intangible (as determined by an independent appraiser), with the excess of the purchase price over the fair value of the net assets acquired of approximately $303.5 million being recorded as goodwill.

    On April 26, 2001, we acquired substantially all of the assets of Judith Jack. Judith Jack is a manufacturer and distributor of women's jewelry and accessories, including marcasite and sterling silver products. The total purchase price was $22.0 million in cash. Judith Jack is reported under our wholesale footwear and accessories segment.

    The acquisition has been accounted for under the purchase method of accounting for business combinations. The purchase price was allocated to the acquired assets and liabilities, tangible and intangible (as determined by an independent appraiser), with the excess of the purchase price over the fair value of the net assets acquired of approximately $11.1 million being recorded as goodwill.

    The terms of the acquisition agreement for Judith Jack require us to pay the seller additional cash consideration of $2.00 for each $1.00 of Judith Jack's earnings before interest and taxes (as defined in the asset purchase agreement) that exceeds certain targeted levels for each of the years ending December 31, 2001, 2002 and 2003. Any such payments will be recorded as goodwill. No payments were required for either 2001 or 2002.

    On July 31, 2000, we purchased 100% of the outstanding securities of Victoria. Victoria is a leading designer and marketer of branded and private label costume jewelry. The total purchase price was $17.5 million in cash (of which $2.0 million was paid in February 2002). In addition, we assumed $77.0 million of Victoria's funded debt and accrued interest, which we refinanced through our existing credit facilities. In addition, the former stockholders of Victoria are entitled to receive future payments in the form of cash and shares of our common stock if certain earnings targets are met in 2001, 2002 and 2003. Any such payments will be recorded as goodwill. During 2001, we paid $18.4 million in cash to the former Victoria stockholders. No payments were required for the 12-month period ending June 30, 2002. Victoria is reported under our wholesale footwear and accessories segment.

    The acquisition has been accounted for under the purchase method of accounting for business combinations. The purchase price was allocated to Victoria's assets and liabilities, tangible and intangible (as determined by an independent appraiser), with the excess of the purchase price over the fair value of the net assets acquired of approximately $58.7 million being recorded as goodwill.

    Our consolidated financial statements include the results of operations of the acquired companies from their respective acquisition dates. The following unaudited pro forma information presents a summary of our consolidated results of operations as if the Gloria Vanderbilt, l.e.i., Judith Jack and McNaughton acquisitions and their related financing had taken place on January 1, 2001. The Gloria Vanderbilt and l.e.i. acquisitions have been recorded in accordance with SFAS No. 141; therefore, no amortization of goodwill or intangible assets without determinable lives relating to Gloria Vanderbilt or l.e.i. is reflected in the prior year amounts. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2001, or which may result in the future.

Year Ended December 31,	2002	2001
Total revenues (in millions) Net income (in millions) Basic earnings per common share Diluted earnings per common share	$4,598.7 335.8 $2.60 $2.47	$4,755.0 257.5 $2.02 $1.92

INVENTORIES

    Inventories are summarized as follows:

December 31,	2002	2001
(In millions) Raw materials Work in process Finished goods	$ 29.6 30.1 469.9	$ 22.2 31.4 519.3
	$ 529.6	$ 572.9

ACCRUED RESTRUCTURING COSTS

    In connection with the acquisitions of Sun, Nine West, Judith Jack, McNaughton and Gloria Vanderbilt, we assessed and formulated plans to restructure certain operations of each company. These plans involved the closure of manufacturing facilities, certain offices, foreign subsidiaries, and selected domestic and international retail locations.

    The objectives of the plans were to eliminate unprofitable or marginally profitable lines of business and reduce overhead expenses. During 2002, we also restructured several of our operations, including the closing of Canadian and Mexican production facilities and the closing of an administrative, warehouse and preproduction facility in El Paso, Texas. The accrual of these costs and liabilities, which are included in accrued expenses and other current liabilities, is as follows:

(In millions)	Severance and other employee costs	Closing of retail stores and consolidation of facilities	Other	Total
Balance, January 1, 2000 Net additions (reversals) Payments and reductions	$26.7 13.5 (32.6)	$ 29.4 (6.8) (4.9)	$ 5.0 (0.2) (0.6)	$ 61.1 6.5 (38.1)
Balance, December 31, 2000 Net additions (reversals) Payments and reductions	7.6 9.1 (5.5)	17.7 (9.0) (4.5)	4.2 0.9 (5.1)	29.5 1.0 (15.1)
Balance, December 31, 2001 Net additions Payments and reductions	11.2 3.4 (7.1)	4.2 4.1 (6.3)	- - -	15.4 7.5 (13.4)
Balance, December 31, 2002	$7.5	$ 2.0	-	$ 9.5

    Estimated severance payments and other employee costs of $7.5 million accrued at December 31, 2002 relate to the remaining estimated severance for an estimated 490 employees at locations to be closed. Employee groups affected (totaling an estimated 760 employees) include accounting, administrative, customer service, manufacturing, production, warehouse and management personnel at locations closed or to be closed and duplicate corporate headquarters management and administrative personnel.

    The $3.4 million net addition in 2002 represents a net reversal of $1.7 million of the accrual related to acquisitions, which was recorded as a reduction of goodwill, and a $5.1 million accrual of severance and other employee costs charged to operations related to the closing and consolidation of existing facilities, including $0.4 million for the closing of the Canadian facility and $3.6 million for the closing of the Mexican and El Paso facilities. The $9.1 million and $13.5 million net additions in 2001 and 2000, respectively, represent accruals related to the closing of acquired administrative locations, plant locations and retail stores, which were recorded as goodwill.

    During 2002, 2001 and 2000, $7.1 million, $5.5 million and $32.6 million, respectively, of the reserve was utilized (relating to severance and related costs for 270, 225 and 1,520 employees, respectively).

    The $2.0 million accrued at December 31, 2002 for the consolidation of facilities relates to expected costs to be incurred, including lease obligations, for closing certain acquired facilities in connection with consolidating their operations into our other existing facilities, as well as the closing of a Canadian production facility.

    The $4.1 million additional accrual for 2002 consists of $0.3 million related to the closing of acquired facilities, which was recorded as an increase to goodwill, $0.5 million charged to operations related to the closing of the Canadian facility and $3.3 million charged to operations related to the closing of the Mexican and El Paso facilities. The net reversals of $9.0 million and $6.8 million for 2001 and 2000, respectively, represent net reversals of accruals related to acquisitions, which were recorded as reductions of goodwill.

    Other amounts reported include a net addition of $0.9 million in 2001 and a net reversal of $0.2 million in 2000 related primarily to the closing of certain foreign operations and North American production facilities. These amounts were recorded as adjustments to goodwill.

    Our plans have not been finalized in all areas, and additional restructuring costs may result as we continue to evaluate and assess the impact of duplicate responsibilities, warehouses and office locations. We do not expect any final adjustments to be material. Any additional costs relating to Gloria Vanderbilt before April 8, 2003 will first be used to reduce the liability resulting from the fair value of assets acquired exceeding the purchase price and any excess costs will be recorded as goodwill; after that date, additional costs will be charged to operations in the period in which they occur. Any costs relating to l.e.i. before August 15, 2003 will be recorded as additional goodwill; after that date, additional costs will be charged to operations in the period in which they occur. Any costs not related to either Gloria Vanderbilt or l.e.i. will be charged to operations in the period in which they occur.

PROPERTY, PLANT AND EQUIPMENT

    Major classes of property, plant and equipment are as follows:

December 31,	2002	2001	Useful lives (years)
(In millions) Land and buildings Leasehold improvements Machinery and equipment Furniture and fixtures Construction in progress	$ 90.6 148.8 241.6 56.2 18.4	$ 90.2 139.0 191.8 55.5 12.1	5 - 40 5 - 40 3 - 20 3 - 8 -
Less: accumulated depreciation and amortization	555.6 306.3	488.6 246.1
	$ 249.3	$ 242.5

    Depreciation and amortization expense relating to property, plant and equipment was $52.2 million, $48.5 million and $51.1 million in 2002, 2001 and 2000, respectively.

    Included in property, plant and equipment are the following capitalized leases:

December 31,	2002	2001	Useful lives (years)
(In millions) Buildings Machinery and equipment	$ 48.6 13.4	$ 48.6 8.1	15 - 20 5 - 10
Less: accumulated amortization	62.0 22.9	56.7 17.8
	$ 39.1	$ 38.9

GOODWILL AND OTHER INTANGIBLE ASSETS

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

    In the second fiscal quarter of 2002, we recorded an additional impairment charge of $5.8 million related to two trademarks due to a decrease in projected accessory revenues resulting from a further evaluation of our costume jewelry business. In the fourth quarter of 2002, we had our annual impairment test for goodwill and trademarks performed. As a result of the conversion of a portion of our Enzo Angiolini retail stores to the more moderately-priced Bandolino brand and continuing decreases in projected accessory revenues in our costume jewelry lines, we recorded an additional trademark impairment charge of $18.6 million. These charges are reported as selling, general and administrative expenses in the other and eliminations segment.

    The components of other intangible assets are as follows:

December 31,	2002		2001
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets License agreements Covenant not to compete	$ 61.5 2.9	$ 20.1 1.6	$ 44.3 2.9	$ 11.9 1.1
Unamortized trademarks	64.4 634.6	21.7 -	47.2 499.1	13.0 -
	$ 699.0	$ 21.7	$ 546.3	$ 13.0

    During 2002, we acquired $19.1 million of third-party license agreements that have a weighted-average amortization period of approximately 26 months. Amortization expense for intangible assets subject to amortization was $9.8 million, $5.1 million and $4.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Amortization expense for intangible assets subject to amortization for each of the years in the five-year period ending December 31, 2007 is estimated to be $12.4 million in 2003, $8.9 million in 2004, $3.7 million in 2005, $3.4 million in 2006 and $3.4 million in 2007.

    The changes in the carrying amount of goodwill for the year ended December 31, 2002, by segment and in total, are as follows:

(In millions)	Wholesale Better Apparel	Wholesale Moderate Apparel	Wholesale Footwear & Accessories	Retail	Total
Balance, January 1,2002 Net adjustments to purchase price of acquisitions Acquisition of l.e.i.	$ 356.7 - -	$ 298.0 (0.1) 172.7	$ 602.5 0.2 -	$ 111.2 - -	$ 1,368.4 0.1 172.7
Balance, December 31, 2002	$ 356.7	$ 470.6	$ 602.7	$ 111.2	$ 1,541.2

    Goodwill was initially tested for impairment upon adoption of SFAS No. 142 and is further tested for impairment during the fourth fiscal quarter of each year. There have been no impairments to the carrying amount of goodwill.

    The following table presents a comparison of reported net income and earnings per share for each of the years in the three-year period ended December 31, 2002 to the respective adjusted amounts that would have been reported had SFAS No. 142 been in effect during all periods presented.

Year Ended December 31,	2002	2001	2000
(In millions except per share data) Reported net income Add back goodwill amortization Add back trademark amortization, net of tax	$ 318.5 - -	$ 236.2 44.2 9.5	$ 301.9 36.9 7.1
Adjusted net income	$ 318.5	$ 289.9	$ 345.9
Earnings per share - basic Reported net income Goodwill amortization Trademark amortization	$2.48 - -	$1.92 0.36 0.07	$2.54 0.31 0.06
Adjusted net income	$2.48	$2.35	$2.91
Earnings per share - diluted Reported net income Goodwill amortization Trademark amortization	$2.36 - -	$1.82 0.33 0.07	$2.48 0.30 0.06
Adjusted net income	$2.36	$2.22	$2.84

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

    At December 31, 2002 and 2001, the fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

December 31,	2002		2001
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion Foreign currency exchange contracts Interest rate swaps	$ 957.2 - (0.7)	$ 1,027.2 - (0.7)	$ 952.5 0.2 -	$ 987.5 0.2 -
	$ 956.5	$ 1,026.5	$ 952.7	$ 987.7

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

CREDIT FACILITIES

    At December 31, 2002, we had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.55 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for an $850.0 million 364-Day Revolving Credit Facility and a $700.0 million Five-Year Revolving Credit Facility. At December 31, 2002, $193.3 million was outstanding under the 364-Day Revolving Credit Facility (comprised solely of outstanding letters of credit), and no amounts were outstanding under our Five-Year Revolving Credit Facility. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require us to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on our ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers, and pay dividends.

    In addition to these committed facilities, we have an unsecured uncommitted line of credit for the purpose of issuing letters of credit and bankers' acceptances for McNaughton and Gloria Vanderbilt. As of December 31, 2002, $149.7 million was outstanding under this line of credit.

    At December 31, 2002, we also had a C$20.0 million unsecured line of credit in Canada, under which no amounts were outstanding. On January 14, 2003, this facility was replaced by a similar C$25.0 revolving credit facility.

    The weighted-average interest rate for cash borrowings under our credit facilities was 1.96% at December 31, 2002.

LONG-TERM DEBT

    Long-term debt consists of the following:

December 31,	2002	2001
(In millions) 3.50% Zero Coupon Convertible Senior Notes, due 2021, net of unamortized discount of $8.2 and $8.6	$ 422.0	$ 406.9
7.50% Senior Notes due 2004, net of unamortized discount of $0.4 and $0.7	174.6	174.3
8.375% Series B Senior Notes due 2005, net of unamortized discount of $0.2 and $0.3	129.4	129.3
7.875% Senior Notes due 2006, net of unamortized discount of $1.1 and $1.4	223.9	223.6
9% Series B Senior Subordinated Notes due 2007	-	0.1
6.98% Industrial revenue bonds, final payment due 2007	7.3	8.9
Other debt	-	9.4
Less: current portion	957.2 1.5	952.5 3.0
	$ 955.7	$ 949.5

    Long-term debt maturities for each of the next five years are $1.5 million in 2003, $176.5 million in 2004, $131.1 million in 2005, $226.5 million in 2006 and $1.3 million in 2007. All of our notes contain certain covenants, including, among others, restrictions on liens, sale-leaseback transactions, and additional secured debt and all except the zero coupon convertible senior debt securities pay interest semiannually. The weighted-average interest rate of our long-term debt was 5.9% at December 31, 2002.

    In February 2001, we issued 20-year, zero coupon convertible senior debt securities. The securities carry a 3.5% yield to maturity with a face value of $805.6 million ($1,000 per note) and are convertible into common stock at a conversion rate of 9.8105 shares per note. The securities may be redeemed for cash at any time on or after February 1, 2004 for a defined redemption price. The holders may require us to purchase their securities on the first day of February in 2004, 2009 and 2014 at defined purchase prices. We may choose to pay the purchase price in cash or in shares of our common stock valued at 95% of the average market price of our common stock for a defined period prior to the purchase date or in a combination of cash and our common stock.

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

    During 2002, no material amounts were reclassified from other comprehensive income to earnings relating to cash flow hedges. If foreign currency exchange rates or interest rates do not change from their December 31, 2002 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months also will not be material. The actual amounts that will be reclassified to earnings over the next 12 months could vary, however, as a result of changes in market conditions.

    For the periods April 2002 through October 2002 and June 1999 through January 2001, we had employed an interest rate hedging strategy utilizing swaps to effectively float a portion of our interest rate exposure on our fixed rate financing arrangements. The termination of these interest rate swaps generated pre-tax gains of $21.6 million and $8.3 million, respectively, which is being amortized as a reduction of interest expense over the remaining terms of the interest rate swap agreements, with approximately $8.3 million of pre-tax income to be reclassified into earnings within the next 12 months.

OBLIGATIONS UNDER CAPITAL LEASES

    Obligations under capital leases consist of the following:

December 31,	2002	2001
(In millions) Warehouses, office facilities and equipment Less: current portion	$ 27.2 4.8	$ 31.8 4.7
Obligations under capital leases - noncurrent	$ 22.4	$ 27.1

    We occupy warehouse and office facilities leased from the City of Lawrenceburg, Tennessee. Three ten-year net leases run until February 2004, July 2005 and May 2006, respectively, and require minimum annual rent payments of $0.5 million, $0.5 million and $0.6 million, respectively, plus accrued interest. In connection with these leases, we guaranteed $25.0 million of Industrial Development Bonds issued in order to construct the facilities, $3.6 million of which remained unpaid as of December 31, 2002. The financing agreement with the issuing authority requires us to comply with the same financial covenants required by our Senior Credit Facilities (see "Credit Facilities").

    We also lease warehouse and office facilities in Bristol, Pennsylvania. Two 15-year net leases run until March and October 2013, respectively, and require minimum annual rent payments of $1.2 million and $0.9 million, respectively.

    We also lease various equipment under three to five-year leases at an aggregate annual rental of $2.4 million. The equipment has been capitalized at its fair market value of $7.5 million, which approximates the present value of the minimum lease payments.

    The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 31, 2002:

Year Ending December 31,
(In millions) 2003 2004 2005 2006 2007 Later years	$ 6.1 5.8 4.4 2.9 2.5 14.0
Total minimum lease payments Less: amount representing interest	35.7 8.5
Present value of net minimum lease payments	$ 27.2

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

    (b) ROYALTIES. Under exclusive licenses to manufacture certain items under the Lauren by Ralph Lauren and Ralph by Ralph Lauren trademarks pursuant to license and design service agreements with Polo Ralph Lauren Corporation ("Polo"), we are obligated to pay Polo a percentage of net sales of Lauren by Ralph Lauren and Ralph by Ralph Lauren products. Minimum annual royalty payments of $34.4 million are due under the Lauren by Ralph Lauren agreements, which expire on December 31, 2006. Minimum payments of $5.3 million are due for 2003 under the Ralph by Ralph Lauren agreements, which are scheduled to end on December 31, 2003. We are also obligated to spend on advertising a percentage of net sales of these licensed products.

    Under a similar exclusive license to manufacture certain items under the Polo Jeans Company trademark pursuant to license and design service agreements with Polo, we are obligated to pay Polo a percentage of net sales of Polo Jeans Company products. Minimum royalty payments of $5.6 million per year are due under these agreements. We are also obligated to spend on advertising a percentage of net sales of these licensed products. The agreements expire on December 31, 2005 and may be renewed by us in five-year increments for up to 25 additional years provided that we achieve certain minimum sales levels. Renewal of the Polo Jeans Company license after 2010 requires a one-time payment by us of $25.0 million or, at our option, a transfer of a 20% interest in our Polo Jeans Company business to Polo (with no fees required for subsequent renewals). Polo also has an option, exercisable on or before June 1, 2010, to purchase our Polo Jeans Company business at the end of 2010 for a purchase price, payable in cash, equal to 80% of the then fair market value of the business as a going concern, assuming continuation of the Polo Jeans license through 2030.

    Under a similar exclusive license to manufacture and market in Canada certain products under the Polo Jeans Company and Polo Ralph Lauren trademarks pursuant to license and design service agreements with Polo, we are obligated to pay Polo a percentage of net sales of these products. Minimum annual royalty payments of $1.6 million in 2003, $2.3 million in 2004 and $2.5 million in 2005 are due under these agreements. We are also obligated to spend on advertising a percentage of net sales of these licensed products. The agreements expire on December 31, 2005 and are renewable for an additional five years, provided that we achieve certain minimum sales levels.

    We have been in discussions with Polo Ralph Lauren Corporation regarding restructuring various license agreements. The two companies have not agreed on important provisions, including the interpretation of how the current Lauren by Ralph Lauren license relates to the current Ralph by Ralph Lauren license. The Ralph by Ralph Lauren license is scheduled to end on December 31, 2003. Polo Ralph Lauren Corporation has asserted that the end of the Ralph by Ralph Lauren contract on December 31, 2003 will cause the Lauren by Ralph Lauren license to end on December 31, 2003 instead of December 31, 2006. We believe that this is an improper interpretation and that the expiration of the Ralph by Ralph Lauren license does not cause the Lauren by Ralph Lauren license to end. The discussions between us and Polo Ralph Lauren Corporation could result in restructured licensing arrangements, an end to some or all of their licensing arrangements, or litigation.

    Net sales of Lauren by Ralph Lauren were $547.8 million and net sales of Ralph by Ralph Lauren were $36.7 million for the year ended December 31, 2002. If the Lauren by Ralph Lauren license were to end at the end of 2003, there would be a material adverse impact on our results of operations after 2003. However, it would not materially adversely impact our liquidity, and we would continue to have a strong financial position in the event the Lauren by Ralph Lauren license were to end. The expiration of the Ralph by Ralph Lauren license would not be material to us in any respect.

    The dispute between us and Polo Ralph Lauren Corporation does not relate to the Polo Jeans license, and an end to the Lauren by Ralph Lauren and Ralph by Ralph Lauren licenses would not end our longer term Polo Jeans license or otherwise adversely affect the Polo Jeans license in the United States. However, the ongoing discussions between us and Polo Ralph Lauren Corporation could result in changes to the Polo Jeans licensing arrangements.

    We also have an exclusive license to produce and sell costume jewelry in the United States and Canada under the Tommy Hilfiger trademark. The agreement expires on March 31, 2005 and is renewable for an additional three years, provided that we achieve certain minimum sales levels. The agreement provides for payment by us of a percentage of net sales against guaranteed minimum royalty and advertising payments as set forth in the agreement. Minimum royalty payments under this agreement amount to $1.1 million in 2003, $1.3 million in 2004 and $0.3 million in 2005. We also had the exclusive, worldwide license to produce, market and distribute costume jewelry under the Givenchy mark, which expired on December 31, 2002. We are currently in discussions with Givenchy Corporation to extend the term of that license.

    In July 2002, we obtained the exclusive license to produce and sell women's and young women's footwear, luggage, handbags and small leather goods throughout the United States and Puerto Rico bearing a diversified complement of ESPRIT trademarks pursuant to license and design service agreements with a subsidiary of Esprit Holdings Limited. The agreement expires on December 31, 2007 and is renewable for an additional five years, provided that we achieve certain minimum sales levels. Minimum royalty payments under these agreements amount to $0.9 million in 2003, $1.7 million in 2004, $2.8 million in 2005, $3.8 million in 2006 and $4.8 million in 2007. We are also obligated to spend on advertising a percentage of net sales of these licensed products.

    (c) LEASES. Total rent expense charged to operations for the years ended December 31, 2002, 2001 and 2000 was $106.8 million, $100.8 million and $152.1 million, respectively.

    The following is a schedule of future minimum rental payments required under operating leases for the next five years:

Year Ending December 31,
(In millions) 2003 2004 2005 2006 2007 Later years	$ 94.6 80.5 70.3 61.7 52.7 232.4
$ 592.2

    Certain of the leases provide for renewal options and the payment of real estate taxes and other occupancy costs.

COMMON STOCK

    The Board of Directors has authorized several programs to repurchase our common stock from time to time in open market transactions totaling $650.0 million. As of December 31, 2002, 23.3 million shares had been acquired at a cost of $555.0 million. There is no time limit for the utilization of the amounts remaining under any uncompleted programs.

INCOME TAXES

    The following summarizes the provision for income taxes:

Year Ended December 31,	2002	2001	2000
(In millions) Current: Federal State and local Foreign	$ 173.8 19.9 5.4	$ 120.0 13.0 5.7	$ 114.9 9.6 12.6
	199.1	138.7	137.1
Deferred: Federal State and local Foreign	3.7 (2.1) 0.5	23.9 0.7 0.3	55.3 8.5 0.3
	2.1	24.9	64.1
Provision for income taxes	$ 201.2	$ 163.6	$ 201.2

    The total income tax provision was recorded as follows:

Year Ended December 31,	2002	2001	2000
(In millions) Included in income before cumulative effect of change in accounting principle Included in cumulative effect of change in accounting for intangible assets	$ 201.2 (8.4)	$ 163.6 -	$ 201.2 -
	$ 192.8	$ 163.6	$ 201.2

    The domestic and foreign components of income before provision for income taxes are as follows:

Year Ended December 31,	2002	2001	2000
(In millions) United States Foreign	$ 527.6 5.9	$ 389.6 10.2	$ 480.6 22.5
Income before provision for income taxes	$ 533.5	$ 399.8	$ 503.1

    The provision for income taxes on adjusted historical income differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

Year Ended December 31,	2002	2001	2000
(In millions) Provision for Federal income taxes at the statutory rate State and local income taxes, net of federal benefit Amortization of goodwill Other items, net	$ 186.7 11.7 - 2.8	$ 139.9 7.1 15.4 1.2	$ 176.1 11.8 13.0 0.3
Provision for income taxes	$ 201.2	$ 163.6	$ 201.2

    We have not provided for U.S. Federal and foreign withholding taxes on $28.9 million of foreign subsidiaries' undistributed earnings as of December 31, 2002. Such earnings are intended to be reinvested indefinitely.

    The following is a summary of the significant components of our deferred tax assets and liabilities:

December 31,	2002	2001
(In millions) Deferred tax assets (liabilities): Nondeductible accruals and allowances Depreciation Intangible asset valuation and amortization Loss carryforwards Other (net)	$ 89.4 7.4 (141.6) 25.8 1.2	$ 58.7 16.6 (126.7) 31.5 1.2
Net deferred tax (liability) asset	$ (17.8)	$ (18.7)
Included in: Current assets Noncurrent liabilities	$ 80.8 (98.6)	$ 62.1 (80.8)
Net deferred tax (liability) asset	$ (17.8)	$ (18.7)

    As of December 31, 2002, we had federal and state net operating loss carryforwards of $5.5 million and $126.5 million, respectively, which fully expire by 2022. We also had capital loss carryforwards of $34.9 million, of which $8.1 million expires in 2005 and $26.8 million expires in 2006.

EARNINGS PER SHARE
Year Ended December 31,	2002	2001	2000
(In millions except per share amounts) Basic Net income Weighted average common shares outstanding	$ 318.5 128.2	$ 236.2 123.2	$ 301.9 119.0
Basic earnings per share	$ 2.48	$ 1.92	$ 2.54

Diluted Net income Add: interest expense associated with convertible notes, net of tax benefit	$ 318.5 9.1	$ 236.2 7.7	$ 301.9 -
Income available to common shareholders	$ 327.6	$ 243.9	$ 301.9

Weighted average common shares outstanding Effect of dilutive securities: Employee stock options Assumed conversion of convertible notes	128.2 2.9 7.9	123.2 3.3 7.2	119.0 2.9 -
Weighted average common shares and share equivalents outstanding	139.0	133.7	121.9
Diluted earnings per share	$ 2.36	$ 1.82	$ 2.48

STATEMENT OF CASH FLOWS

Year Ended December 31,	2002	2001	2000
(In millions) Detail of acquisitions: Fair value of assets acquired Liabilities assumed Common stock and options issued	$ 622.3 (211.7) (56.3)	$ 662.2 (378.9) (143.5)	$ 131.8 (101.9) -
Cash paid for acquisitions Cash acquired in acquisitions	354.3 (21.6)	139.8 (5.8)	29.9 (0.8)
Net cash paid for acquisitions	$ 332.7	$ 134.0	$ 29.1
Supplemental disclosures of cash flow information:
Cash paid during the year for: Interest Income taxes	$ 48.7 158.6	$ 77.5 100.9	$ 96.4 78.6
Supplemental disclosures of non-cash investing and financing activities: Equipment acquired through capital lease financing Tax benefits related to stock options Common stock issued as additional consideration for acquisition of Sun Restricted stock issued to employees	5.4 12.9 - 10.8	3.4 27.4 - 3.7	1.3 11.9 18.3 -

STOCK OPTIONS AND RESTRICTED STOCK

    Under two stock option plans, we may grant stock options and other awards from time to time to key employees, officers, directors, advisors and independent consultants to us or to any of our subsidiaries. In general, options become exercisable over either a three-year or five-year period from the grant date and expire 10 years after the date of grant. In certain cases for non-employee directors, options become exercisable six months after the grant date and expire 10 years after date of grant. Shares available for future option grants at December 31, 2002, totaled 0.6 million. Total compensation cost recorded for stock-based employee compensation awards (including awards to non-employee directors) was $12.9 million (of which $11.3 million was related to executive compensation obligations), $1.4 million and $1.1 million for 2002, 2001 and 2000, respectively.

    In connection with our acquisition of McNaughton, stock options for McNaughton common stock held by McNaughton employees and non-employee directors were converted into fully-vested options to purchase our common stock. Under the terms of the Agreement and Plan of Merger, each option to purchase one share of McNaughton's common stock was converted into an option to purchase 0.282 shares of our common stock and a cash payment averaging approximately $5.89. Options to purchase 5.1 million shares of McNaughton common stock were converted into options to purchase 1.4 million shares of our common stock at a weighted average value of $17.85 per share.

    The following table summarizes information about stock option transactions (options in millions):

	2002		2001		2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1	17.9	$27.26	15.7	$24.70	12.6	$22.29
Option conversions relating to acquisitions	-	-	1.4	$17.85	-	-
Granted Exercised Cancelled/forfeited	2.0 (4.8) (0.9)	$36.28 $24.54 $30.56	5.6 (4.3) (0.5)	$31.72 $19.70 $36.13	6.2 (2.3) (0.8)	$26.20 $12.12 $34.23
Outstanding, December 31	14.2	$29.28	17.9	$27.26	15.7	$24.70

    The following table summarizes information about stock options outstanding at December 31, 2002 (options in millions):

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0 to $10 $10 to $20 $20 to $30 $30 to $40 $40 to $50 $50 to $70	0.2 1.2 5.8 6.2 0.7 0.1	3.1 5.0 7.4 8.7 8.1 3.6	$5.81 $15.38 $26.43 $33.50 $40.84 $67.34	0.2 1.1 2.8 1.8 0.2 0.1	$5.81 $14.87 $26.33 $32.74 $41.14 $67.34
In total	14.2	7.7	$29.28	6.2	$26.84

    The following table summarizes the weighted average fair value of options granted and the related assumptions used in the Black-Scholes option pricing model.

Year Ended December 31,	2002	2001	2000
Weighted-average fair value of options at grant date: Exercise price less than market price Exercise price equal to market price Exercise price greater than market price	$32.71 $14.72 -	$32.22 $12.35 $8.81	$24.67 $9.07 $7.79
Assumptions: Dividends paid Expected volatility Weighted-average risk-free interest rate Weighted average expected life (years)	- 50.0% 3.98% 3.5	- 49.7% 3.22% 3.6	- 46.8% 5.83% 3.8

    During 2002, 325,000 options were granted pursuant to equity compensation plans not approved by our shareholders. These options were issued to persons not previously employed by us as material inducements to these persons entering into employment contracts with us.

    During 2002, 293,000 shares of restricted common stock were issued to 75 employees and two executive officers under the 1999 Stock Incentive Plan. The restrictions lapse on one-third of the number of restricted shares on each of the third, fourth and fifth anniversary dates of issue or, in the case of the executive officers, one-third of the number of restricted shares on the first day immediately following the end of the trading restrictions imposed by us on the grantee with respect to the public announcement of fourth quarter financial results for each of 2003, 2004 and 2005, provided we meet certain target levels of free cash flow for the year immediately preceding the lapse date. The value of this stock based on quoted market values was $10.8 million, which we are amortizing over the period in which the restrictions lapse. The restrictions do not affect voting and dividend rights.

    During 2001, 100,000 shares of restricted common stock were issued to an executive officer under the 1999 Stock Incentive Plan. The restrictions originally were to lapse on one-third of the number of restricted shares on each of the first three anniversary dates of issue; however, all restrictions were lifted upon the executive officer's retirement in 2002. The value of this stock based on quoted market values was $3.7 million, of which $1.1 million was recorded in 2001 and $2.6 million was recorded in 2002.

EMPLOYEE BENEFIT PLANS

    We maintain the Jones Apparel Group, Inc. Retirement Plan (the "Jones Plan") under Section 401(k) of the Internal Revenue Code (the "Code"). Full-time employees not covered by a collective bargaining agreement and meeting certain other requirements are eligible to participate in the Jones Plan. Under the Jones Plan, participants may elect to have up to 15% of their salary (subject to limitations imposed by the Code) deferred and deposited with a qualified trustee, who in turn invests the money in a variety of investment vehicles as selected by each participant. All employee contributions into the Jones Plan are 100% vested.

    Effective January 1, 2000, we elected to make the Jones Plan a "Safe Harbor Plan" under Section 401(k)(12) of the Code. As a result of this election, we make a fully-vested safe harbor matching contribution for all eligible participants amounting to 100% of the first 3% of the participant's salary deferred and 50% of the next 2% of salary deferred, subject to maximums set by the Department of the Treasury. We may, at our sole discretion, contribute additional amounts to all employees on a pro rata basis. Matching contributions made prior to 2000 continue to vest over their original five-year period.

    In connection with the acquisitions of Nine West, Victoria, McNaughton and Gloria Vanderbilt we assumed additional plans in which certain employees participate.

    Nine West and Victoria maintained defined contribution plans and McNaughton maintained two such plans under Section 401(k) of the Code. Certain full-time employees not covered by a collective bargaining agreement and meeting certain other requirements were eligible to participate in these plans. Participants could elect to have a portion (typically up to 15%) of their salary deferred and deposited with a qualified trustee, who in turn invested the money in a variety of investment vehicles as selected by each participant. All employee contributions into these plans were 100% vested. We matched a portion of the participant's contributions subject to subject to maximums set by the Department of the Treasury. The Nine West, Victoria and two McNaughton plans were merged into the Jones Plan on December 16, 2002, April 2, 2002, November 22, 2002 and December 20, 2002, respectively.

    Gloria Vanderbilt maintains a defined contribution plan under Section 401(k) of the Code. Full-time Gloria Vanderbilt employees meeting certain requirements are eligible to participate in the plan. Under the plan, participants may elect to have up to 15% of their salary (subject to limitations imposed by the Code) deferred and deposited with a qualified trustee, who in turn invests the money in a variety of investment vehicles as selected by each participant. Gloria Vanderbilt's matching contribution amounts to 25% of the first 6% of the participant's salary deferred, subject to maximums set by the Department of the Treasury. All participant contributions into the plan are 100% vested; employer contributions vest over a six-year period.

    We contributed approximately $6.9 million, $5.1 million and $3.7 million to our defined contribution plans during 2002, 2001 and 2000, respectively.

    Nine West maintains the Pension Plan for Associates of Nine West Group Inc. (the "Cash Balance Plan"). The Cash Balance Plan expresses retirement benefits as an account balance which increases each year through interest credits and, for service prior to February 15, 1999, through service credits, as well. Our funding policy is to make the minimum annual contributions required by applicable regulations. The assets of the Cash Balance Plan have been invested in commingled funds which invest primarily in common stock and investment grade bonds. At December 31, 2002, the benefit obligation, fair value of plan assets and accrued benefit cost under the Cash Balance Plan were $28.1 million, $17.5 million and $10.6 million, respectively. We had no periodic benefit cost for 2002; the net periodic benefit (gain) cost to us for 2001 and 2000 were $(0.3) million and $1.2 million, respectively.

    Victoria maintains The Napier Company Retirement Plan for certain associates of Victoria (the "Napier Plan"). All benefits under the Napier Plan are frozen at the amounts earned by the participants as of December 31, 1995. Our funding policy is to make no less than the minimum annual contributions required by applicable regulations. The assets of the Napier Plan have been invested in a diversified portfolio of equity and debt securities. At December 31, 2002, the benefit obligation, fair value of plan assets and accrued benefit cost under the Napier Plan were $8.0 million, $5.7 million and $2.3 million, respectively. For 2002, the net periodic benefit cost to us was $0.2 million, for 2001 we had no periodic benefit cost, and the net periodic benefit cost to us for 2000 was $0.1 million.

    Prior to June 30, 2002, McNaughton maintained a profit sharing plan covering Miss Erika, Inc. employees with more than one year of continuous service. Vesting occurred at a rate of 25% per year and employees were fully vested after four years. Profit sharing plan assets consisted primarily of stocks, bonds and U.S. Government securities. The plan provided for an accrual of up to 15% of each employee's gross compensation plus bonus, up to a maximum contribution of approximately $25,500 per employee. Our cost related to this plan was $0.3 million and $0.6 million in 2002 and 2001, respectively. On June 30, 2002, this plan was terminated, with the participants having the choice of either receiving their balances in cash or having their balances transferred into the Jones Plan.

    During 2002, we recorded adjustments for minimum pension liabilities of $10.8 million resulting from an excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. The increase in unfunded accumulated benefit obligations was attributable to the negative returns of the investments in these plans and a reduction in the anticipated rate of future returns from 9% to 8%. The corresponding offset was recorded as a charge against accumulated other comprehensive income.

BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

    We identify operating segments based on, among other things, the way our management organizes the components of our business for purposes of allocating resources and assessing performance. With the addition of McNaughton in 2001 and the recent acquisitions of Gloria Vanderbilt and l.e.i., we have redefined our reportable operating segments effective January 1, 2002. Our operations are now comprised of four reportable segments: wholesale better apparel, wholesale moderate apparel, wholesale footwear and accessories, and retail. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores, the retail segment includes operations by our own stores, and income and expenses related to trademarks, licenses and general corporate functions are reported under "other and eliminations." We define segment profit as operating income before net interest expense, equity in earnings of unconsolidated affiliates, income taxes and (for periods prior to January 1, 2002) amortization of goodwill. Summarized below are our segment revenues, income (loss) and total assets by reportable segments for 2002 and restated segment revenues, income (loss) and total assets by reportable segments for 2001 and 2000.

(In millions)	Wholesale Better Apparel	Wholesale Moderate Apparel	Wholesale Footwear & Accessories	Retail	Other & Eliminations	Consolidated
For the year ended December 31, 2002
Revenues from external customers Intersegment revenues	$ 1,636.4 93.8	$ 1,093.5 11.3	$ 882.3 74.1	$ 700.0 -	$ 28.7 (179.2)	$ 4,340.9 -
Total revenues	1,730.2	1,104.8	956.4	700.0	(150.5)	4,340.9
Segment income	$ 343.5	$ 133.5	$ 124.3	$ 69.9	$ (80.6)	590.6
Net interest expense Equity in earnings of unconsolidated affiliates						(58.1) 1.0
Income before provision for income taxes						$ 533.5
Depreciation and amortization	$ 21.7	$ 10.9	$ 8.6	$ 11.2	$ 21.7	$ 74.1
For the year ended December 31, 2001
Revenues from external customers Intersegment revenues	$ 1,834.1 84.4	$ 547.3 16.4	$ 980.7 76.8	$ 711.7 0.1	$ 24.8 (177.7)	$ 4,098.6 -
Total revenues	1,918.5	563.7	1,057.5	711.8	(152.9)	4,098.6
Segment income	$ 313.8	$ 36.3	$ 159.1	$ 58.5	$ (43.6)	524.1
Amortization of goodwill Net interest expense						(44.2) (80.1)
Income before provision for income taxes						$ 399.8
Depreciation and other amortization	$ 26.9	$ 8.1	$ 3.9	$ 14.9	$ 20.9	$ 74.7
For the year ended December 31, 2000
Revenues from external customers Intersegment revenues	$ 1,882.4 87.7	$ 299.2 12.1	$ 953.3 108.6	$ 1,012.5 -	$ 22.2 (208.4)	$ 4,169.6 -
Total revenues	1,970.1	311.3	1,061.9	1,012.5	(186.2)	4,169.6
Segment income	$ 334.2	$ 14.7	$ 226.4	$ 91.0	$ (24.8)	641.5
Amortization of goodwill Net interest expense						(36.9) (101.5)
Income before provision for income taxes						$ 503.1
Depreciation and other amortization	$ 26.4	$ 4.5	$ 2.0	$ 24.1	$ 15.4	$ 72.4
Total assets December 31, 2002 December 31, 2001 December 31, 2000	$1,597.3 1,587.6 2,158.7	$ 895.0 714.5 34.8	$ 1,043.5 1,076.9 1,397.8	$ 277.0 295.1 318.9	$ 39.8 (300.6) (931.0)	$ 3,852.6 3,373.5 2,979.2

    Revenues from external customers and long-lived assets excluding deferred taxes related to operations in the United States and foreign countries are as follows:

On or for the Year Ended December 31,	2002	2001	2000
(In millions) Revenues from external customers: United States Foreign countries	$ 4,158.6 182.3	$ 3,880.4 218.2	$ 3,801.4 368.2
	$ 4,340.9	$ 4,098.6	$ 4,169.6
Long-lived assets: United States Foreign countries	$ 2,493.6 40.8	$ 2,196.9 35.6	$ 1,756.3 41.2
	$ 2,534.4	$ 2,232.5	$ 1,797.5

RELATED PARTY TRANSACTIONS

    During 2000, $20.0 million in loans were made to two of our officers. A total of $18.0 million was loaned to our Chairman and former Chief Executive Officer for his purchase of a residence in New York City. This loan, repaid in full during 2001, replaced an arrangement under which he had been provided the use of an apartment we owned and was secured by the residence and bore interest at the applicable federal rate under IRS regulations. A total of $2.0 million was loaned to our former President, which also bore interest at the applicable federal rate under IRS regulations. This loan was repaid in full during 2002.

SHORT-TERM BOND TRANSACTIONS

    During 2001, we entered into two transactions relating to the short sale of $296.9 million of U. S. Treasury securities. The transactions were intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. As a result of these transactions, we recorded short-term capital gains of $5.4 million, interest income of $1.4 million and interest expense and fees of $7.6 million during 2001 and short-term capital gains of $9.1 million, interest income of $0.9 million and interest expense and fees of $11.8 million during 2002. The net effect of $0.8 million and $1.8 million, respectively, is included in the statement of operations as interest expense. The first transaction, which represented $139.0 million of the securities, closed in November 2001. The second transaction, which represented $157.9 million of the securities, closed in August 2002.

    In August 2002, we entered into a third transaction relating to the short sale of $190.5 million of U. S. Treasury securities, also intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. As a result of the third transaction, we recorded a short-term capital gain of $5.7 million and related interest income of $0.9 million and interest expense and fees of $7.5 million during 2002. The net effect of $0.9 million is included in the statement of operations as interest expense. We have placed the proceeds from the short sale into an interest-bearing collateral account to provide for our obligation to repurchase the U. S. Treasury securities (which had a market value of $197.2 million at December 31, 2002) on or before May 15, 2003. At December 31, 2002, the net excess of funds in the collateral account over the obligation to repurchase the securities was $0.7 million, which is included in prepaid expenses and other current assets.

EFFECTS OF SEPTEMBER 11, 2001

    In September 2001, we recorded a pre-tax charge of $86.8 million to write down inventory and receivables resulting from the change in the economic climate in the aftermath of the events of September 11, 2001. Of the charge, $61.7 million was to write down to net realizable value goods that we either owned or were committed for and needed to dispose of through off-price channels. The charge to receivables of $24.1 million was to record an incremental provision for customer allowances, which we anticipated we needed to provide to our retail customers in order to effectively flow goods through the retail channels.

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

Condensed Consolidating Balance Sheets
(In millions)

                                                         December 31, 2002                            December 31, 2001
                                             ----------------------------------------     ----------------------------------------
                                                                     Elim-      Cons-                             Elim-      Cons-
                                              Issuers    Others   inations   olidated      Issuers    Others   inations   olidated
                                             ----------------------------------------     ----------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                    $255.3    $ 28.0    $     -     $283.3       $ 24.5    $ 52.0        $ -     $ 76.5
  Accounts receivable - net                     186.6     202.7          -      389.3        251.9     143.9          -      395.8
  Inventories                                   269.7     268.7       (8.8)     529.6        351.9     230.4       (9.4)     572.9
  Prepaid and refundable income taxes             0.7       1.4       (2.1)         -          4.0         -       (4.0)         -
  Deferred taxes                                 48.2      32.6          -       80.8         35.6      26.6       (0.1)      62.1
  Prepaid expenses and other
    current assets                               24.8      10.4          -       35.2         20.8      12.9          -       33.7
                                             ----------------------------------------     ----------------------------------------
    TOTAL CURRENT ASSETS                        785.3     543.8      (10.9)   1,318.2        688.7     465.8      (13.5)   1,141.0

Property, plant and equipment - net             151.1      98.2          -      249.3        166.0      76.5          -      242.5
Due from affiliates                             551.8     215.4     (767.2)         -        595.9     349.7     (945.6)         -
Goodwill - net                                  646.3     894.9          -    1,541.2        646.3     722.1          -    1,368.4
Other intangibles - net                         240.5     436.8          -      677.3        267.1     266.2          -      533.3
Investments in subsidiaries                   3,120.8      26.6   (3,147.4)         -      2,521.2      24.4   (2,545.6)         -
Deferred taxes                                    4.1         -       (4.1)         -         10.7         -      (10.7)         -
Other assets                                     43.3      23.6       (0.3)      66.6         58.1      30.2          -       88.3
                                             ----------------------------------------     ----------------------------------------
                                             $5,543.2  $2,239.3  $(3,929.9)  $3,852.6     $4,954.0  $1,934.9  $(3,515.4)  $3,373.5
                                             ========================================     ========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt
    and capital lease obligations               $ 6.3     $   -      $   -      $ 6.3        $ 6.2     $ 1.5        $ -      $ 7.7
  Accounts payable                              152.0      78.2          -      230.2        152.7      64.0          -      216.7
  Income taxes payable                           22.5       5.5       (2.0)      26.0          5.8       5.2       (4.0)       7.0
  Accrued expenses and other
    current liabilities                          96.9      67.9          -      164.8         85.9      61.0       (0.1)     146.8
                                             ----------------------------------------     ----------------------------------------
    TOTAL CURRENT LIABILITIES                   277.7     151.6       (2.0)     427.3        250.6     131.7       (4.1)     378.2
                                             ----------------------------------------     ----------------------------------------

NONCURRENT LIABILITIES:
  Long-term debt                                955.7         -          -      955.7        941.5       8.0          -      949.5
  Obligations under capital leases               22.4         -          -       22.4         27.1         -          -       27.1
  Deferred taxes                                 27.9      74.8       (4.1)      98.6         40.8      50.7      (10.7)      80.8
  Due to affiliates                             178.4     588.8     (767.2)         -        337.2     608.4     (945.6)         -
  Other                                          41.2       3.9          -       45.1         28.5       4.0          -       32.5
                                             ----------------------------------------     ----------------------------------------
    TOTAL NONCURRENT LIABILITIES              1,225.6     667.5     (771.3)   1,121.8      1,375.1     671.1     (956.3)   1,089.9
                                             ----------------------------------------     ----------------------------------------
    TOTAL LIABILITIES                         1,503.3     819.1     (773.3)   1,549.1      1,625.7     802.8     (960.4)   1,468.1
                                             ----------------------------------------     ----------------------------------------

STOCKHOLDERS' EQUITY:
  Common stock and additional
    paid-in capital                           2,117.2   1,167.9   (2,139.8)   1,145.3      2,061.0     835.3   (1,920.6)     975.7
  Retained earnings                           2,385.5     258.7   (1,005.4)   1,638.8      1,648.8     303.7     (632.2)   1,320.3
  Accumulated other comprehensive
    income                                       22.6      (6.4)     (11.4)       4.8          9.6      (6.9)      (2.2)       0.5
                                             ----------------------------------------     ----------------------------------------
                                              4,525.3   1,420.2   (3,156.6)   2,788.9      3,719.4   1,132.1   (2,555.0)   2,296.5
  Less treasury stock                          (485.4)        -          -     (485.4)      (391.1)        -          -     (391.1)
                                             ----------------------------------------      ----------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                4,039.9   1,420.2   (3,156.6)   2,303.5      3,328.3   1,132.1   (2,555.0)   1,905.4
                                             ----------------------------------------     ----------------------------------------
                                             $5,543.2  $2,239.3  $(3,929.9)  $3,852.6     $4,954.0  $1,934.9  $(3,515.4)  $3,373.5
                                             ========================================     ========================================

Condensed Consolidating Statements of Income
(In millions)

                                Year Ended December 31, 2002            Year Ended December 31, 2001            Year Ended December 31, 2000
                           --------------------------------------  --------------------------------------  --------------------------------------
                                                  Elim-     Cons-                         Elim-     Cons-                         Elim-     Cons-
                            Issuers    Others  inations  olidated   Issuers    Others  inations  olidated   Issuers    Others  inations  olidated
                           --------------------------------------  --------------------------------------  --------------------------------------

Net sales                  $2,729.5  $1,676.8    $(94.1) $4,312.2  $2,965.6  $1,210.3  $ (102.1) $4,073.8  $3,292.2   $ 956.0  $ (100.8) $4,147.4
Licensing income (net)         15.9      12.8         -      28.7      14.6      10.2         -      24.8      12.0      10.2         -      22.2
                           --------------------------------------  --------------------------------------  --------------------------------------
Total revenues              2,745.4   1,689.6     (94.1)  4,340.9   2,980.2   1,220.5    (102.1)  4,098.6   3,304.2     966.2    (100.8)  4,169.6
Cost of goods sold          1,566.7   1,178.5     (88.2)  2,657.0   1,851.8     817.7     (99.1)  2,570.4   1,897.5     640.5    (101.5)  2,436.5
                           --------------------------------------  --------------------------------------  --------------------------------------
Gross profit                1,178.7     511.1      (5.9)  1,683.9   1,128.4     402.8      (3.0)  1,528.2   1,406.7     325.7       0.7   1,733.1
Selling, general and
  administrative expenses     795.0     304.7      (6.4)  1,093.3     777.0     227.7      (0.6)  1,004.1     929.0     167.5      (4.9)  1,091.6
Amortization of goodwill          -         -         -         -      23.6      20.6         -      44.2      36.0      13.4     (12.5)     36.9
                           --------------------------------------  --------------------------------------  --------------------------------------
Operating income              383.7     206.4       0.5     590.6     327.8     154.5      (2.4)    479.9     441.7     144.8      18.1     604.6
Net interest (income)
  expense and financing
  costs                        43.2      14.9         -      58.1      71.2       8.9         -      80.1     122.5     (21.0)        -     101.5
Equity in earnings of
  unconsolidated affiliates    (1.1)     (0.1)      0.2      (1.0)        -         -         -         -         -         -         -         -
                           --------------------------------------  --------------------------------------  --------------------------------------
Income before provision
  for income taxes,
  equity in earnings of
  subsidiaries and
  cumulative effect of
  change in accounting
  principle                   341.6     191.6       0.3     533.5     256.6     145.6      (2.4)    399.8     319.2     165.8      18.1     503.1
Provision for income taxes    130.1      71.0       0.1     201.2     114.4      49.2         -     163.6     135.4      64.2       1.6     201.2
Equity in earnings of
  subsidiaries               (708.0)     (1.9)    709.9         -    (405.1)     (4.3)    409.4         -    (439.7)     (2.6)    442.3         -
                           --------------------------------------  --------------------------------------  --------------------------------------
Income before cumulative
  effect of change in
  accounting principle        919.5     122.5    (709.7)    332.3     547.3     100.7    (411.8)    236.2     623.5     104.2    (425.8)    301.9
Cumulative effect of change
  in accounting for
  intangible assets,
  net of tax                    7.9       5.9         -      13.8         -         -         -         -         -         -         -         -
                           --------------------------------------  --------------------------------------  --------------------------------------
Net income                  $ 911.6   $ 116.6   $(709.7)  $ 318.5   $ 547.3   $ 100.7  $ (411.8)  $ 236.2   $ 623.5   $ 104.2  $ (425.8)  $ 301.9
                           ======================================  ======================================  ======================================
Condensed Consolidating Statements of Cash Flows
(In millions)

                                Year Ended December 31, 2002            Year Ended December 31, 2001            Year Ended December 31, 2000
                           --------------------------------------  --------------------------------------  --------------------------------------
                                                  Elim-     Cons-                         Elim-     Cons-                         Elim-     Cons-
                            Issuers    Others  inations  olidated   Issuers    Others  inations  olidated   Issuers    Others  inations  olidated
                           --------------------------------------  --------------------------------------  --------------------------------------

Net cash provided by
 operating activities       $ 985.0    $ 68.1  $(336.6)   $ 716.5   $ 717.8   $ 233.0  $ (388.4)  $ 562.4   $ 269.5    $ 69.7       $ -   $ 339.2
                           --------------------------------------  --------------------------------------  --------------------------------------

Cash flows from investing
 activities:
  Acquisitions, net of
    cash acquired            (332.7)        -         -    (332.7)   (112.8)    (21.2)        -    (134.0)    (14.9)    (14.2)        -     (29.1)
  Capital expenditures        (22.8)    (29.8)        -     (52.6)    (32.8)    (23.6)        -     (56.4)    (23.9)    (22.9)        -     (46.8)
  Proceeds from sale of
    U. S. Treasury bonds      381.3         -         -     381.3     321.6         -         -     321.6         -         -         -         -
  Repurchase/collateral
    required for repurchase
    of U. S. Treasury bonds  (372.1)        -         -    (372.1)   (318.5)        -         -    (318.5)        -         -         -         -
  Additional consideration
    paid for acquisition
    of Sun                        -         -         -         -      (1.0)        -         -      (1.0)    (26.6)        -         -     (26.6)
  Additional consideration
    paid for acquisition
    of Victoria                   -         -         -         -     (18.4)        -         -     (18.4)        -         -         -         -
  Acquisition of intangibles   (0.2)     (2.7)        -      (2.9)        -      (1.0)        -      (1.0)     (1.0)     (1.0)        -      (2.0)
  Proceeds from sale of Nine
    West UK operations            -         -         -         -      28.0         -         -      28.0         -         -         -         -
  Repayments from (loans to)
    officers                    2.0         -         -       2.0      18.0         -         -      18.0     (20.0)        -         -     (20.0)
  Other                         7.6       0.7         -       8.3       0.4       1.0         -       1.4     (10.4)      0.2         -     (10.2)
                           --------------------------------------  --------------------------------------  --------------------------------------
    Net cash used in
      investing activities   (336.9)    (31.8)        -    (368.7)   (115.5)    (44.8)        -    (160.3)    (96.8)    (37.9)        -    (134.7)
                           --------------------------------------  --------------------------------------  --------------------------------------

Cash flows from
  financing activities:
    Issuance of Senior
      Notes, net                  -         -         -         -     392.8         -         -     392.8         -         -         -         -
    Repurchase of Senior
      Notes                    (0.1)        -         -      (0.1)   (265.5)   (125.0)        -    (390.5)        -         -         -         -
    Premiums paid on
      repurchase of
      Senior Notes                -         -         -         -         -     (35.2)        -     (35.2)        -         -         -         -
    Refinancing of
      acquired debt          (126.9)        -         -    (126.9)        -    (146.9)        -    (146.9)    (71.0)        -         -     (71.0)
    Net borrowings (payments)
      under credit
      facilities               (1.5)    (10.5)        -     (12.0)   (227.7)      0.7         -    (227.0)    (30.4)      9.5         -     (20.9)
    Purchases of treasury
      stock                  (129.2)        -         -    (129.2)    (68.9)        -         -     (68.9)   (121.9)        -         -    (121.9)
    Proceeds from exercise
      of employee stock
      options                 118.4         -         -     118.4      85.8         -         -      85.8      27.6         -         -      27.6
    Net intercompany
      borrowings (payments)  (114.7)    114.7         -         -    (544.0)    544.0         -         -      34.4     (34.4)        -         -
    Dividends to affiliates  (174.9)   (161.7)    336.6         -         -    (388.4)    388.4         -         -         -         -         -
    Other items                11.6      (2.9)        -       8.7       3.4      (0.7)        -       2.7      (4.0)     (0.5)        -      (4.5)
                           --------------------------------------  --------------------------------------  --------------------------------------
      Net cash (used in)
        provided by
        financing
        activities           (417.3)    (60.4)    336.6    (141.1)   (624.1)   (151.5)    388.4    (387.2)   (165.3)    (25.4)        -    (190.7)
                           --------------------------------------  --------------------------------------  --------------------------------------

Effect of exchange rates
  on cash                         -       0.1         -       0.1       0.8       0.3         -       1.1      (0.8)      0.5         -      (0.3)
                           --------------------------------------  --------------------------------------  --------------------------------------

Net increase (decrease) in
  cash and cash equivalents   230.8     (24.0)        -     206.8     (21.0)     37.0         -      16.0       6.6       6.9         -      13.5
Cash and cash equivalents,
  beginning                    24.5      52.0         -      76.5      45.5      15.0         -      60.5      38.9       8.1         -      47.0
                           --------------------------------------  --------------------------------------  --------------------------------------

Cash and cash equivalents,
  ending                    $ 255.3    $ 28.0     $   -   $ 283.3    $ 24.5    $ 52.0       $ -    $ 76.5    $ 45.5    $ 15.0       $ -    $ 60.5
                           ======================================  ======================================  ======================================

JOINT VENTURES

    On July 1, 2002, we entered into two joint ventures with HCL Technologies Limited ("HCL") to provide us with computer consulting, programming and associated support services. HCL is a global technology and software services company offering a suite of services targeted at technology vendors, software product companies and organizations. We received a 49% ownership interest in each joint venture, which operate under the names HCL Jones Technologies, LLC and HCL Jones Technologies (Bermuda), Ltd., for a cash contribution of $0.3 million and the transfer of certain software and employees. HCL received a 51% ownership interest in each company for an initial cash contribution of $1.0 million. On August 31, 2004, HCL is obligated to contribute an additional $1.0 million in cash, and on that date we are also obligated to contribute approximately $1.0 million in cash or assets. HCL has the option to acquire our remaining ownership interest at the end of five years through the issuance of HCL equity shares. We have committed to purchase $30.5 million in services from the joint venture companies over the next five years.

    We also have a joint venture with Sutton to operate Nine West retail locations in Australia. We have unconditionally guaranteed up to $7.0 million of borrowings under the joint venture's uncommitted credit facility and up to $0.4 million of presettlement risk associated with foreign exchange transactions. Performance under the guarantees is required if the joint venture fails to make a required payment under these facilities when due. Sutton is required to reimburse us for 50% of any payments made under these guarantees. At December 31, 2002, the outstanding balance subject to these guarantees was approximately $0.6 million.

    The results of our joint ventures are reported under the equity method of accounting.

UNAUDITED CONSOLIDATED FINANCIAL INFORMATION

    Unaudited interim consolidated financial information for the two years ended December 31, 2002 is summarized as follows:

(In millions except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2002
  Net sales
  Total revenues
  Gross profit
  Operating income
  Income before cumulative effect of
    change in accounting principle
  Net income
  Basic earnings per share before
    cumulative effect of change in
    accounting principle
  Diluted earnings per share before
    cumulative effect of change in
    accounting principle
  Basic earnings per share
Diluted earnings per share	$ 1,120.3 1,126.9 448.4 151.6 84.5 70.7 $0.67 $0.63 $0.56 $0.53	$ 966.0 972.0 389.2 121.0 66.5 66.5 $0.52 $0.49 $0.52 $0.49	$ 1,271.0 1,277.5 484.4 221.7 129.7 129.7 $1.00 $0.95 $1.00 $0.95	$ 954.9 964.5 361.9 96.3 51.6 51.6 $0.40 $0.39 $0.40 $0.39
2001 Net sales Total revenues Gross profit Operating income Net income Basic earnings per share Diluted earnings per share	$ 1,072.3 1,077.7 447.3 180.4 96.4 $0.80 $0.75	$ 878.4 883.9 351.5 112.0 55.4 $0.46 $0.43	$ 1,234.6 1,242.3 399.8 116.5 53.1 $0.42 $0.41	$ 888.5 894.7 329.6 71.0 31.3 $0.25 $0.25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Our directors and executive officers are as follows:

Name	Age	Office
Sidney Kimmel	75	Chairman and Director
Peter Boneparth	43	President and Chief Executive Officer and Director
Wesley R. Card	55	Chief Operating and Financial Officer
Patrick M. Farrell	53	Senior Vice President and Corporate Controller
Rhonda J. Brown	47	President and Chief Executive Officer of Footwear, Accessories and Retail Group and President and Chief Executive Officer of Nine West
Anita Britt	39	Executive Vice President of Finance
Ira M. Dansky	57	Executive Vice President, Secretary and General Counsel
Geraldine Stutz	74	Director
Howard Gittis	69	Director
Anthony F. Scarpa	59	Director
Matthew H. Kamens	51	Director
Michael L. Tarnopol	66	Director
J. Robert Kerrey	59	Director

    Mr. Kimmel founded the Jones Apparel Division of W.R. Grace & Co. in 1970. Mr. Kimmel has served as our Chairman since 1975 and as Chief Executive Officer from 1975 to May 2002.

    Mr. Boneparth was named President in March 2002 and Chief Executive Officer in May 2002. He also serves as Chief Executive Officer of McNaughton and as Chief Executive Officer of our Women's Moderate Apparel Group. He has been Chief Executive Officer of McNaughton since June 1999, President of McNaughton from April 1997 until January 2002, and Chief Operating Officer of McNaughton from 1997 until its acquisition by us. Prior to that time, Mr. Boneparth was Executive Vice President and Senior Managing Director of Investment Banking for Rodman & Renshaw, Inc., an investment banking firm, from March 1995 to April 1997.

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

    Ms. Britt was named Executive Vice President of Finance in May 2002. She served as Director of Investor Relations and Financial Planning from 1996 to August 2000, Vice President, Finance and Investor Relations from September 2000 to February 2001 and Senior Vice President, Finance and Investor Relations from March 2001 to April 2002.

    Mr. Dansky has been our General Counsel since 1996 and our Secretary since January 2001. He was elected an Executive Vice President in March 2002.

    Ms. Stutz has been a principal partner of GSG Group, a merchandising and marketing service, since 1993. Prior to 1993, she was Publisher of Panache Press at book publisher Random House. From 1960 until 1986, Ms. Stutz was President and Chief Executive Officer of Henri Bendel. Ms. Stutz has served on the Board of Directors of Tiffany & Co., Richardson-Vicks, Inc., Heublein, Inc. and Hanover Direct Inc., and is a director of the Theatre Development Fund and the Actors' Fund.

    Mr. Gittis has been Vice Chairman and Chief Administrative Officer and a director of MacAndrews & Forbes Holdings Inc., a diversified holding company, and various of its affiliates since July 1985. In addition, Mr. Gittis is a director of Loral Space and Communications Ltd., M&F Worldwide Corp., Revlon, Inc. and Revlon Consumer Products Corporation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The information appearing in the Proxy Statement under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" is incorporated herein by this reference.

Equity Compensation Plan Information

    The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	13,862,321	$29.34	603,116
Equity compensation plans not approved by security holders	540,785	$27.75	--
Total	14,223,106	$29.28	603,116

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

    During 2002, 325,000 options were granted pursuant to equity compensation plans not approved by our shareholders. These options were issued to persons not previously employed by us as material inducements to these persons entering into employment contracts with us. Of these options, 300,000 vest ratably over a three-year period and 25,000 vest ratable over a five-year period commencing, in each case, one year after the grant date. These options expire ten years after the grant date.

    For further information, see "Stock Options and Restricted Stock" in Notes to Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information appearing in the Proxy Statement under the captions "CERTAIN TRANSACTIONS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" is incorporated herein by this reference.

ITEM 14. CONTROLS AND PROCEDURES

    Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Operating and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls and procedures for financial reporting pursuant to Exchange Act Rule 13a-14.

    The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. The purpose of internal controls is to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

    Our management does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable rather than absolute assurance that the objectives of the control system are met. The design of a control system must also reflect the fact that there are resource constraints, with the benefits of controls considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud (if any) within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that simple errors or mistakes can occur. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

    Our internal controls are evaluated on an ongoing basis by Deloitte & Touche, LLP, to whom we outsource our internal audit function, by other personnel in our organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our disclosure and internal controls and to make modifications as necessary, as disclosure and internal controls are intended to be dynamic systems that change (including improvements and corrections) as conditions warrant. Part of this evaluation is to determine whether there were any significant deficiencies or material weaknesses in our internal controls, or whether we had identified any acts of fraud involving personnel who have a significant role in the our internal controls. Significant deficiencies are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements; material weaknesses are particularly serious conditions where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

    Based upon this evaluation, our President and Chief Executive Officer and our Chief Operating and Financial Officer concluded that, subject to the limitations noted above, both our disclosure controls and procedures and our internal controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

    There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) The following documents are filed as part of this report:
1.	Financial Statements.
The following financial statements are included in Item 8 of this report:
Report of Independent Certified Public Accountants
Consolidated Balance Sheets - December 31, 2002 and 2001
Consolidated Statements of Income - Years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Stockholders' Equity - Years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows - Years ended December 31, 2002, 2001 and 2000
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

March 25, 2003		JONES APPAREL GROUP, INC. (Registrant)
	By:	/s/ Peter Boneparth Peter Boneparth, President and Chief Executive Officer

POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on this page to this Annual Report on Form 10-K for the year ended December 31, 2002 (the "Form 10-K") constitutes and appoints Peter Boneparth, Wesley R. Card and Patrick M. Farrell and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Form 10-K, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and grants unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might and could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Peter Boneparth Peter Boneparth	President, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2003
/s/ Sidney Kimmel Sidney Kimmel	Chairman and Director	March 25, 2003
/s/ Wesley R. Card Wesley R. Card	Chief Operating and Financial Officer (Principal Financial Officer)	March 25, 2003
/s/ Patrick M. Farrell Patrick M. Farrell	Senior Vice President and Corporate Controller (Principal Accounting Officer)	March 25, 2003
/s/ Geraldine Stutz Geraldine Stutz	Director	March 25, 2003
/s/ Howard Gittis Howard Gittis	Director	March 25, 2003
/s/ Anthony F. Scarpa Anthony F. Scarpa	Director	March 25, 2003
/s/ Michael L. Tarnopol Michael L. Tarnopol	Director	March 25, 2003
/s/ Matthew H. Kamens Matthew H. Kamens	Director	March 25, 2003
/s/ J. Robert Kerrey J. Robert Kerrey	Director	March 25, 2003

CERTIFICATION

I, Peter Boneparth, President and Chief Executive Officer, certify that:
1.	I have reviewed this annual report on Form 10-K of Jones Apparel Group, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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
6.	The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ Peter Boneparth President and Chief Executive Officer

CERTIFICATION

I, Wesley R. Card, Chief Operating and Financial Officer, certify that:
1.	I have reviewed this annual report on Form 10-K of Jones Apparel Group, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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
6.	The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ Wesley R. Card Chief Operating and Financial Officer

INDEX TO FINANCIAL STATEMENT SCHEDULES

Report of Independent Certified Public Accountants on Schedule II.

Schedule II.         Valuation and qualifying accounts

Schedules other than those listed above have been omitted since the information is not applicable, not required or is included in the respective financial statements or notes thereto.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger dated September 10, 1998, among Jones Apparel Group, Inc., SAI Acquisition Corp., Sun Apparel, Inc. and the selling shareholders (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated September 24, 1998).

2.2	Agreement and Plan of Merger dated as of March 1, 1999, among Jones Apparel Group, Inc., Jill Acquisition Sub Inc. and Nine West Group Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated March 2, 1999).

2.3	Securities Purchase and Sale Agreement dated as of July 31, 2000, among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Victoria + Co Ltd. and the Shareholders and Warrantholders of Victoria + Co Ltd (incorporated by reference to Exhibit 2.1 of our Quarterly Report on Form 10-Q for the three months ended April 2, 2000).

2.4	Agreement and Plan of Merger dated as of April 13, 2001, among Jones Apparel Group, Inc., MCN Acquisition Corp. and McNaughton Apparel Group Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated April 13, 2001).

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the six months ended July 6, 2002).
4.1	Form of Certificate evidencing shares of common stock of Jones Apparel Group, Inc. (incorporated by reference to Exhibit 4.1 of our Shelf Registration Statement on Form S-3, filed on October 28, 1998 (Registration No. 333-66223)).

4.2	Exchange and Registration Rights Agreement dated October 2, 1998, among Jones Apparel Group, Inc. and Chase Securities Inc., Merrill Lynch, Pierce Fenner & Smith Incorporated and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.1 of our Form S-4, filed on December 9, 1998 (Registration No. 333-68587)).

4.3	Second Supplemental Indenture for 8-3/8% Series B Senior Notes due 2005 dated as of June 15, 1999, among Jack Asset Sub Inc., Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the six months ended July 4, 1999).

4.4	Exchange and Note Registration Rights Agreement dated June 15, 1999, among Jones Apparel Group, Inc., Bear, Stearns & Co. Inc., Chase Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney Inc., BancBoston Robertson Stephens Inc., Banc of America Securities LLC, ING Baring Furman Selz LLC, Lazard Freres & Co. LLC, Tucker Anthony Cleary Gull, Brean Murray & Co., Inc. and The Buckingham Research Group Incorporated (incorporated by reference to Exhibit 4.5 of our Quarterly Report on Form 10-Q for the six months ended July 4, 1999).

4.5	Senior Note Indenture dated as of June 15, 1999, among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Group Inc. and The Bank of New York, as trustee, including Form of 7.50% Senior Notes due 2004 and Form of 7.875% Senior Notes due 2006 (incorporated by reference to Exhibit 4.6 of our Quarterly Report on Form 10-Q for the six months ended July 4, 1999).

4.6	Senior Note Indenture dated as of July 9, 1997, among Nine West Group Inc. and Nine West Development Corporation, Nine West Distribution Corporation, Nine West Footwear Corporation and Nine West Manufacturing Corporation, as Guarantors, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of the Nine West Group Inc. Registration Statement on Form S-4, filed on August 21, 1997 (Registration No. 333-34085)).

4.7	Supplemental Indenture, dated as of September 15, 1998, among Nine West Group Inc. and Nine West Manufacturing II Corporation, Nine West Development Corporation, Nine West Distribution Corporation, Nine West Footwear Corporation and Nine West Manufacturing Corporation, as Guarantors, and The Bank of New York, as Trustee under the Senior Note Indenture dated as of July 9, 1997 (incorporated by reference to Exhibit 4.7.1 of the Nine West Group Inc. Quarterly Report on Form 10-Q for the nine months ended October 31, 1998).

4.8	Form of Nine West Group Inc. 8-3/8% Series B Senior Notes due 2005 (incorporated by reference to Exhibit 4.6 of the Nine West Group Inc. Registration Statement on Form S-4, filed on August 21, 1997 (Registration No. 333-34085)).

Exhibit No.	Description of Exhibit
4.9	Indenture dated as of February 1, 2001, among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc. and Nine West Group Inc., as Issuers and The Bank of New York, as Trustee, including Form of Zero Coupon Convertible Senior Notes due 2021 (incorporated by reference to Exhibit 4.22 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

4.10	Registration Rights Agreement dated February 1, 2001 among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Group Inc., Salomon Smith Barney Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.23 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

4.11*	Supplemental Indenture, dated as of December 23,2002, by and among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Group Inc., Nine West Footwear Corporation, Jones Retail Corporation, as issuers, and the Bank of New York, as Trustee, relating to the Zero Coupon Senior Notes Due 2021.

4.12*	Supplemental Indenture, dates as of December 23, 2002, by and among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Group Inc., Nine West Footwear Corporation, Jones Retail Corporation, as issuers, and the Bank of New York, as Trustee, relating to the 7.50% Senior Notes Due 2004 and 7.875% Senior Notes Due 2006.

4.13*	Supplemental Indenture, dates as of December 23, 2002, by and among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Group Inc., Nine West Footwear Corporation, Jones Retail Corporation, as issuers, and the Bank of New York, as Trustee, relating to the 8-3/8% Series B Senior Notes due 2005.

10.1	1991 Stock Option Plan (incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S-1 filed on April 3, 1991 (Registration No. 33-39742)).+
10.2	1996 Stock Option Plan (incorporated by reference to Exhibit 10.33 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1996).+
10.3	1999 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, filed on August 2, 2001 (Registration No. 333-66578)).+
10.4	License Agreement dated October 18, 1995, between Jones Apparel Group, Inc. and Polo Ralph Lauren, L.P. (incorporated by reference to Exhibit 10.40 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1996).#

10.5	Design Services Agreement dated October 18, 1995, between Jones Apparel Group, Inc. and Polo Ralph Lauren, L.P. (incorporated by reference to Exhibit 10.41 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1996).#

10.6	License Agreement dated as of August 1, 1995, between PRL USA, Inc., as assignee of Polo Ralph Lauren Corporation, successor to Polo Ralph Lauren, L.P., and Sun Apparel, Inc., as amended (incorporated by reference to Exhibit 10.53 of our Quarterly Report on Form 10-Q for the nine months ended September 27, 1998).#

10.7	Design Services Agreement dated as of August 1, 1995, between Polo Ralph Lauren Corporation, successor to Polo Ralph Lauren, L.P., and Sun Apparel, Inc., as amended (incorporated by reference to Exhibit 10.54 of our Quarterly Report on Form 10-Q for the nine months ended September 27, 1998).#

10.8	Cross-Default and Term Extension Agreement dated May 11, 1998 among PRL USA, Inc., The Polo/Lauren Company, L.P., Polo Ralph Lauren Corporation, Jones Apparel Group, Inc. and Jones Investment Co. Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 4, 2003).

10.9	License Agreement dated May 11, 1998, between Jones Apparel Group, Inc. and Polo Ralph Lauren, L.P. (incorporated by reference to Exhibit 10.53 of our Quarterly Report on Form 10-Q for the fiscal nine months ended September 27, 1998).#

10.10	Design Services Agreement dated May 11, 1998, between Jones Apparel Group, Inc. and Polo Ralph Lauren, L.P. (incorporated by reference to Exhibit 10.54 of our Quarterly Report on Form 10-Q for the fiscal nine months ended September 27, 1998).#

10.11	Five-Year Credit Agreement dated as of June 15, 1999, among Jones Apparel Group USA, Inc. and the Additional Obligors referred to therein, the Lenders referred to therein, and First Union National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the six months ended July 4, 1999).

10.12	Jones Apparel Group, Inc. Executive Annual Incentive Plan (incorporated by reference to Annex B of our Proxy Statement for our 1999 Annual Meeting of Stockholders).+
10.13	Amended and Restated Employment Agreement dated March 11, 2002, between Jones Apparel Group, Inc. and Peter Boneparth (incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).+

10.14	Employment Agreement dated as of July 1, 2000, between Jones Apparel Group, Inc. and Sidney Kimmel (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the nine months ended October 1, 2000).+

Exhibit No.	Description of Exhibit
10.15	Fourth Amended and Restated 364-Day Credit Agreement dated as of June 12, 2001, among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein, J.P. Morgan Securities Inc. and Salomon Smith Barney Inc., as Co-Lead Arrangers and Joint Bookrunners, First Union National Bank, as Administrative Agent, The Chase Manhattan Bank and Citibank, N.A., as Syndication Agents and Fleet National Bank and Bank of America, N.A., as Documentation Agents (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the six months ended July 7, 2001).

10.16	Amended and Restated Employment Agreement dated March 11, 2002, between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the three months ended April 6, 2002).+

10.17	Amended and Restated Employment Agreement dated April 4, 2002, between Jones Apparel Group, Inc. and Ira M. Dansky (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the three months ended April 6, 2002).+

10.18	Buying Agency Agreement dated August 31, 2001, between Nine West Group Inc. and Bentley HSTE Far East Services Limited (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the nine months ended October 6, 2001).

10.19	Buying Agency Agreement dated November 30, 2001, between Nine West Group Inc. and Bentley HSTE Far East Services, Limited (incorporated by reference to Exhibit 10.22 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.20	Employment Agreement dated as of October 1, 2001, between Jones Apparel Group, Inc. and Rhonda Brown (incorporated by reference to Exhibit 10.23 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).+

10.21	Fifth Amended and Restated 364-Day Credit Agreement dated as of June 11, 2002, among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein, Salomon Smith Barney Inc. and J.P. Morgan Securities Inc., as Joint-Lead Arrangers and Joint Bookrunners, Wachovia Bank, National Association, as Administrative Agent, Citibank, N.A. and JPMorgan Chase Bank, as Syndication Agents and Bank of America, N.A. and Fleet National Bank, as Documentation Agents (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the six months ended July 6, 2002).

10.22*	Amendment dated February 28, 2003 to the Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Wesley R. Card.+
10.23*	Amendment dated February 28, 2003 to the Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Peter Boneparth.+
10.24*	Amendment dated February 28, 2003 to the Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Ira M. Dansky.+
10.25*	Amendment dated February 28, 2003 to the Employment Agreement between Jones Apparel Group, Inc. and Rhonda Brown.+
10.26*	Form of Deferred Compensation Plan for Outside Directors.+
11*	Computation of Earnings per Share.
12*	Computation of Ratio of Earnings to Fixed Charges.
21*	List of Subsidiaries.
23*	Consent of BDO Seidman, LLP.
99.1	Decision and Order of the Federal Trade Commission In the Matter of Nine West Group Inc., Docket No. C-3937, dated April 11, 2000 (incorporated by reference to Exhibit 99.1 of our Quarterly Report on Form 10-Q for the three months ended April 2, 2000).

99.2*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________________

* Filed herewith.
# Portions deleted pursuant to application for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.
+ Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Jones Apparel Group, Inc.
New York, New York

The audits referred to in our report dated January 31, 2003 relating to the consolidated financial statements of Jones Apparel Group, Inc. and subsidiaries which is contained in Item 8 of Form 10-K, included the audits of the financial statements schedule listed in the accompanying index for each of the three years ended December 31, 2002. The financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on the financial statements schedule based upon our audits.

In our opinion, such financial statements schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, New York
January 31, 2003

SCHEDULE II

JONES APPAREL GROUP, INC.
                                 VALUATION AND QUALIFYING ACCOUNTS
                           YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
                                           (In Millions)

           Column A                   Column B             Column C            Column D     Column E
-------------------------------      ----------   -------------------------   ----------   ---------
                                                         Additions
                                                  -------------------------
                                     Balance at   Charged to    Charged to                 Balance
                                     beginning    costs and     other                      at end of
Description                          of period    expenses      accounts      Deductions   period
------------                         ----------   ----------    -----------   ----------   ---------
Accounts receivable allowances
------------------------------
Allowance for doubtful accounts
  For the year ended December 31:
    2000                                 $26.6      $    -           -          $14.2(1)     $12.4
    2001                                 $12.4      $  3.3        $0.9(2)       $ 4.9(1)     $11.7
    2002                                 $11.7      $  3.7           -          $ 3.8(1)     $11.6

Allowance for sales discounts
  For the year ended December 31:
    2000                                 $ 8.3      $123.5           -         $120.9(3)     $10.9
    2001                                 $10.9      $122.3        $0.3(2)      $121.9(3)     $11.6
    2002                                 $11.6      $135.4           -         $132.3(3)     $14.7

Allowance for sales returns
  For the year ended December 31:
    2000                                 $ 5.1      $ 30.9        $3.7(4)      $ 32.8(3)     $ 6.9
    2001                                 $ 6.9      $ 27.2           -         $ 30.9(3)     $ 3.2
    2002                                 $ 3.2      $ 28.1        $0.8(5)      $ 25.0(3)     $ 7.1

Allowance for co-op advertising
  For the year ended December 31:
    2000                                 $ 7.0      $ 26.9           -         $ 25.8(3)     $ 8.1
    2001                                 $ 8.1      $ 22.9           -         $ 27.0(3)     $ 4.0
    2002                                 $ 4.0      $ 28.3        $1.0(5)      $ 28.1(3)     $ 5.2

(1)  Doubtful accounts written off against accounts receivable.
(2)  Addition due to the acquisition of McNaughton on June 19, 2001.
(3)  Deductions taken by customers written off against accounts receivable.
(4)  Addition due to the acquisition of Victoria on July 31, 2000.
(5)  Addition due to the acquisition of Gloria Vanderbilt on April 8, 2002 and l.e.i. on August 15, 2002