Form 10-Q
period 2003-04-05
JONES APPAREL GROUP INC
filed 2003-05-16
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes [x] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock $.01 par value	Outstanding at May 15, 2003 127,917,986

JONES APPAREL GROUP, INC.

DEFINITIONS

    As used in this Report, unless the context requires otherwise, "our," "us" and "we" means Jones Apparel Group, Inc. and consolidated subsidiaries, "Nine West" means Nine West Group Inc., "Victoria" means Victoria + Co Ltd., "Judith Jack" means Judith Jack, LLC, "McNaughton" means McNaughton Apparel Group Inc., "Gloria Vanderbilt" means Gloria Vanderbilt Apparel Corp. (acquired April 8, 2002), "l.e.i." means R.S.V. Sport, Inc. and its related companies (acquired August 15, 2002), "FASB" means the Financial Accounting Standards Board, "SFAS" means Statement of Financial Accounting Standards and "SEC" means the United States Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in millions except per share data)
	April 5, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 95.1	$ 283.3
Accounts receivable, net of allowances of $54.1 and $38.6 for doubtful accounts, discounts, returns and co-op advertising	722.8	389.3
Inventories	531.9	529.6
Deferred taxes	73.9	80.8
Prepaid expenses and other current assets	42.7	35.2

TOTAL CURRENT ASSETS	1,466.4	1,318.2
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization	256.6	249.3
GOODWILL, less accumulated amortization	1,541.3	1,541.2
OTHER INTANGIBLES, at cost, less accumulated amortization	674.1	677.3
OTHER ASSETS	61.7	66.6

	$ 4,000.1	$ 3,852.6

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$ 7.2	$ 6.3
Accounts payable	208.2	230.2
Income taxes payable	81.5	26.0
Accrued employee compensation	23.8	40.2
Accrued expenses and other current liabilities	124.4	124.6

TOTAL CURRENT LIABILITIES	445.1	427.3

NONCURRENT LIABILITIES:
Long-term debt	953.9	955.7
Obligations under capital leases	44.5	22.4
Deferred taxes	100.0	98.6
Other	53.1	45.1

TOTAL NONCURRENT LIABILITIES	1,151.5	1,121.8

TOTAL LIABILITIES	1,596.6	1,549.1

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-	-
Common stock, $.01 par value - shares authorized 200.0; issued 147.7 and 147.1	1.5	1.5
Additional paid-in capital	1,149.1	1,143.8
Retained earnings	1,760.6	1,638.8
Accumulated other comprehensive income	5.4	4.8

	2,916.6	2,788.9
Less treasury stock, 19.7 and 18.7 shares, at cost	(513.1)	(485.4)

TOTAL STOCKHOLDERS' EQUITY	2,403.5	2,303.5

	$ 4,000.1	$ 3,852.6

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Income
(Unaudited)
(All amounts in millions except per share data)
	Fiscal Quarter Ended
	April 5, 2003	April 6, 2002

Net sales	$ 1,226.7	$ 1,120.3
Licensing income (net)	7.5	6.6

Total revenues	1,234.2	1,126.9
Cost of goods sold	752.8	678.5

Gross profit	481.4	448.4
Selling, general and administrative expenses	272.4	265.5
Executive compensation obligations	-	31.2

Operating income	209.0	151.7
Interest income	(0.9)	(0.3)
Interest expense and financing costs	15.0	16.3
Equity in earnings of unconsolidated affiliates	(0.6)	-

Income before provision for income taxes	195.5	135.7
Provision for income taxes	73.7	51.2

Income before cumulative effect of change in accounting principle	121.8	84.5
Cumulative effect of change in accounting for intangible assets, net of tax	-	13.8

Net income	$ 121.8	$ 70.7

Earnings per share
Basic
Income before cumulative effect of change in accounting principle	$0.95	$0.67
Cumulative effect of change in accounting intangible assets	-	0.11

Basic earnings per share	$0.95	$0.56

Diluted
Income before cumulative effect of change in accounting principle	$0.90	$0.63
Cumulative effect of change in accounting intangible assets	-	0.10

Diluted earnings per share	$0.90	$0.53

Weighted average common shares and share equivalents outstanding
Basic	128.4	126.2
Diluted	137.4	137.3

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited)
(All amounts in millions)

	Number of common shares outstanding	Total stock- holders' equity	Common stock	Additional paid-in capital	Retained earnings	Accumu- lated other compre- hensive income (loss)	Treasury stock
Balance, January 1, 2002	125.7	$1,905.4	$ 1.4	$974.3	$1,320.3	$ 0.5	$(391.1)
Fiscal quarter ended April 6, 2002:
Comprehensive income:
Net income	-	70.7	-	-	70.7	-	-
Change in fair value of cash flow hedges, net of $0.2 tax	-	(0.3)	-	-	-	(0.3)	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.2 tax	-	(0.4)	-	-	-	(0.4)	-

Total comprehensive income		70.0

Amortization expense in connection with employee stock options and restricted stock	-	7.5	-	7.5	-	-	-
Exercise of employee stock options	1.1	26.0	-	26.0	-	-	-
Tax benefit derived from exercise of employee stock options	-	4.8	-	4.8	-	-	-

Balance, April 6, 2002	126.8	$2,013.7	$ 1.4	$1,012.6	$1,391.0	$ (0.2)	$(391.1)

Balance, January 1, 2003	128.4	$2,303.5	$ 1.5	$1,143.8	$1,638.8	$ 4.8	$(485.4)
Fiscal quarter ended April 5, 2003:
Comprehensive income:
Net income	-	121.8	-	-	121.8	-	-
Change in fair value of cash flow hedges, net of $0.4 tax	-	(0.5)	-	-	-	(0.5)	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.2 tax	-	(0.7)	-	-	-	(0.7)	-
Foreign currency translation adjustments	-	1.8	-	-	-	1.8	-

Total comprehensive income		122.4

Issuance of restricted stock to employees	0.4	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	1.7	-	1.7	-	-	-
Exercise of employee stock options	0.2	3.1	-	3.1	-	-	-
Tax benefit derived from exercise of employee stock options	-	0.5	-	0.5	-	-	-
Treasury stock acquired	(1.0)	(27.7)	-	-	-	-	(27.7)

Balance, April 5, 2003	128.0	$2,403.5	$ 1.5	$1,149.1	$1,760.6	$ 5.4	$(513.1)

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(All amounts in millions)
	Fiscal Quarter Ended
	April 5, 2003	April 6, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 121.8	$ 70.7

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Cumulative effect of change in accounting principle	-	13.8
Amortization of original issue discount	3.7	3.6
Depreciation and other amortization	18.9	21.8
Provision for losses on accounts receivable	1.1	0.8
Deferred taxes	11.5	(7.0)
Other	(0.3)	0.4
Changes in operating assets and liabilities:
Accounts receivable	(334.0)	(190.1)
Inventories	(1.6)	94.1
Prepaid expenses and other current assets	(7.4)	(12.2)
Other assets	5.1	6.0
Accounts payable	(22.3)	(11.1)
Income taxes payable	53.5	65.5
Accrued expenses and other liabilities	(17.8)	0.9

Total adjustments	(289.6)	(13.5)

Net cash (used in) provided by operating activities	(167.8)	57.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12.4)	(14.5)
Payments relating to acquisition of Victoria	-	(2.0)
Payments relating to acquisition of l.e.i.	(0.1)	-
Repayment of loans to officers	-	2.0
Proceeds from sales of property, plant and equipment	24.6	0.1
Other	0.2	0.2

Net cash provided by (used in) investing activities	12.3	(14.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under long-term credit facilities	-	(0.3)
Repayment of long-term debt	(7.4)	(0.4)
Principal payments on capital leases	(1.1)	(1.5)
Purchases of treasury stock	(27.7)	-
Proceeds from exercise of employee stock options	3.1	26.0

Net cash (used in) provided by financing activities	(33.1)	23.8

EFFECT OF EXCHANGE RATES ON CASH	0.4	-

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(188.2)	66.8
CASH AND CASH EQUIVALENTS, BEGINNING	283.3	76.5

CASH AND CASH EQUIVALENTS, ENDING	$ 95.1	$143.3

See accompanying notes to consolidated financial statements

JONES APPAREL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Jones Apparel Group, Inc. and its wholly-owned subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the footnotes thereto included within our Annual Report on Form 10-K. The results of Gloria Vanderbilt and l.e.i. are included in our operating results from the date of acquisition and, therefore, our operating results for the periods presented are not comparable.

    In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to conform prior year data with the current presentation. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 2003.

STOCK OPTIONS

    Prior to January 1, 2003, pursuant to a provision in SFAS No. 123, "Accounting for Stock-Based Compensation," we had elected to continue using the intrinsic-value method of accounting for stock options granted to employees in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options has been measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount the employee must pay to acquire the stock. Under this approach, we had only recognized compensation expense for stock-based awards to employees for options granted at below-market prices, with the expense recognized over the vesting period of the options. Had we elected to adopt the fair value approach of SFAS No. 123 upon its effective date, our net income would have decreased accordingly.

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

	Fiscal Quarter Ended
(In millions except per share data)	April 5, 2003	April 6, 2002

Net income - as reported	$ 121.8	$ 70.7
Add: stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	0.2	7.5
Deduct: stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value-based method had been applied to all awards	(5.5)	(14.7)

Net income - pro forma	$116.5	$ 63.5

Basic earnings per share
As reported	$0.95	$0.56
Pro forma	$0.91	$0.50
Diluted earnings per share
As reported	$0.90	$0.53
Pro forma	$0.87	$0.48

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

    Due to market conditions resulting from a sluggish economy compounded by the aftereffects of the events of September 11, 2001, we revised our earnings forecasts for future years for several of our trademarks and licenses. As a result, the fair market value of these assets (as appraised by an independent third party) was lower than their carrying value as of December 31, 2001. We accordingly recorded an after-tax impairment charge of $13.8 million in the first fiscal quarter of 2002, which was reported as a cumulative effect of change in accounting principle resulting from the adoption of SFAS No. 142.

ACCRUED RESTRUCTURING COSTS

    In connection with the acquisitions of Nine West, Judith Jack, McNaughton and Gloria Vanderbilt, we assessed and formulated plans to restructure certain operations of each company. These plans involved the closure of distribution facilities and certain offices. The objectives of the plans were to eliminate unprofitable or marginally profitable lines of business and reduce overhead expenses. During 2002, we also restructured several of our operations, including the closing of Canadian and Mexican production facilities and the closing of an administrative, warehouse and preproduction facility in El Paso, Texas. The accrual of these costs and liabilities, which are included in accrued expenses and other current liabilities, is as follows:

(In millions)	Severance and other employee costs	Closing and consolidation of facilities	Total
Balance, December 31, 2001	$ 11.2	$ 4.2	$ 15.4
Payments and reductions	(2.1)	(1.1)	(3.2)

Balance, April 6, 2002	$ 9.1	$ 3.1	$ 12.2

Balance, December 31, 2002	$ 7.5	$ 2.0	$ 9.5
Net additions	0.2	-	0.2
Payments and reductions	(2.8)	-	(2.8)

Balance, April 5, 2003	$ 4.9	$ 2.0	$ 6.9

    Estimated severance payments and other employee costs of $4.9 million accrued at April 5, 2003 relate to the remaining estimated severance for an estimated 270 employees at locations to be closed. Employee groups affected (totaling an estimated 695 employees) include accounting, administrative, customer service, manufacturing, production, warehouse and management personnel at locations closed or to be closed and duplicate corporate headquarters management and administrative personnel.

    The $0.2 million net addition in the first fiscal quarter of 2003 represents an additional accrual related to the Gloria Vanderbilt acquisition, which was recorded as a decrease of the liability recorded resulting from the fair value of the assets acquired exceeding the purchase price of the acquisition.

    During the first fiscal quarters of 2003 and 2002, $2.8 million and $2.1 million, respectively, of the reserve was utilized (relating to severance and related costs for 223 and 78 employees, respectively).

    The $2.0 million accrued at April 5, 2003 for the consolidation of facilities relates to expected costs to be incurred, including lease obligations, for closing certain acquired facilities in connection with consolidating their operations into our other existing facilities, as well as the closing of a Canadian production facility.

    Our plans have not been finalized in all areas, and additional restructuring costs may result as we continue to evaluate and assess the impact of duplicate responsibilities, warehouses and office locations. We do not expect any final adjustments to be material. Any costs relating to l.e.i. before August 15, 2003 will be recorded as additional goodwill; after that date, additional costs will be charged to operations in the period in which they occur. Any costs not related to l.e.i. will be charged to operations in the period in which they occur.

INVENTORIES

    Inventories are summarized as follows (in millions):

	April 5, 2003	December 31, 2002
Raw materials	$ 26.1	$ 29.6
Work in process	35.0	30.1
Finished goods	470.8	469.9

	$ 531.9	$ 529.6

DERIVATIVES

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," subsequently amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (as amended, hereinafter referred to as "SFAS 133"), establishes accounting and reporting standards for derivative instruments. Specifically, SFAS 133 requires us to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders' equity or net income, depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

    At April 5, 2003, we had outstanding foreign exchange contracts to purchase a total of 12.5 million U.S. dollars and 66.5 million Mexican pesos through July 2003.

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

    During the first fiscal quarter of 2003, no material amounts were reclassified from other comprehensive income to earnings relating to cash flow hedges. If foreign currency exchange rates or interest rates do not change from their April 5, 2003 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months also will not be material. The actual amounts that will be reclassified to earnings over the next 12 months could vary, however, as a result of changes in market conditions.

STATEMENT OF CASH FLOWS

Fiscal Quarter Ended: (In millions)	April 5, 2003	April 6, 2002
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$ 6.7	$ 7.2
Income taxes, net of refunds	8.6	(7.5)

Supplemental disclosures of non-cash investing and financing activities:
Tax benefits related to exercise of employee stock options	0.5	4.8
Equipment acquired through capital lease financing	25.6	3.0

SEGMENT INFORMATION

    We identify operating segments based on, among other things, the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operations are comprised of four reportable segments: wholesale better apparel, wholesale moderate apparel, wholesale footwear and accessories, and retail. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores, the retail segment includes operations by our own stores, and income and expenses related to trademarks, licenses and general corporate functions are reported under "other and eliminations." We define segment profit as operating income before net interest expense, equity in earnings of unconsolidated affiliates and income taxes. Summarized below are our segment revenues and income (loss) by reportable segment for the fiscal quarters ended April 5, 2003 and April 6, 2002.

(In millions)	Wholesale Better Apparel	Wholesale Moderate Apparel	Wholesale Footwear & Accessories	Retail	Other & Eliminations	Consolidated
For the fiscal quarter ended April 5, 2003
Revenues from external customers	$ 445.1	$ 412.3	$ 229.0	$ 140.3	$ 7.5	$ 1,234.2
Intersegment revenues	26.5	1.4	16.1	-	(44.0)	-

Total revenues	471.6	413.7	245.1	140.3	(36.5)	1,234.2

Segment income (loss)	$ 101.5	$ 73.7	$ 47.0	$ (4.8)	$ (8.4)	209.0

Net interest expense						(14.1)
Equity in earnings of unconsolidated affiliates						0.6

Income before provision for income taxes						$ 195.5

For the fiscal quarter ended April 6, 2002
Revenues from external customers	$474.0	$ 256.5	$ 233.9	$ 155.9	$ 6.6	$ 1,126.9
Intersegment revenues	29.8	1.4	22.5	-	(53.7)	-

Total revenues	503.8	257.9	256.4	155.9	(47.1)	1,126.9

Segment income (loss)	$ 108.1	$ 46.9	$ 31.0	$ 6.6	$ (40.9)	151.7

Net interest expense						(16.0)

Income before provision for income taxes						$ 135.7

SUPPLEMENTAL SUMMARIZED FINANCIAL INFORMATION

    Certain of our subsidiaries function as co-issuers, obligors and co-obligors (fully and unconditionally guaranteed on a joint and several basis) of the outstanding debt of Jones Apparel Group, Inc. ("Jones"), including Jones Apparel Group USA, Inc. ("Jones USA"), Jones Apparel Group Holdings, Inc. ("Jones Holdings"), Nine West Footwear Corporation ("Nine West Footwear") and Jones Retail Corporation ("Jones Retail")(collectively, including Jones, the "Issuers").

    Jones and Jones Holdings function as either co-issuers or co-obligors with respect to the outstanding debt securities of Jones USA and certain of the outstanding debt securities of Nine West Footwear. In addition, Nine West Footwear and Jones Retail function as either a co-issuer or co-obligor with respect to all of Jones USA's outstanding debt securities, and Jones USA functions as a co-obligor with respect to the outstanding debt securities of Nine West Footwear as to which Jones and Jones Holdings function as co-obligors.

    The following condensed consolidating balance sheets, statements of income and statements of cash flows for the Issuers and our other subsidiaries have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Separate financial statements and other disclosures concerning Jones are not presented as Jones has no independent operations or assets. There are no contractual restrictions on distributions from Jones USA, Jones Holdings, Nine West Footwear or Jones Retail to Jones. On January 1, 2003, the retail operations of Nine West were merged with the operations of Melru Corporation to form Jones Retail, with the remaining Nine West wholesale operations continuing as Nine West Footwear. As a result, the condensed consolidating balance sheet for December 31, 2002 and the statements of income and statements of cash flows for the first fiscal quarter of 2002 have been restated for comparison purposes.

Condensed Consolidating Balance Sheets
(In millions)

                                                              April 5, 2003                           December 31, 2002
                                                -----------------------------------------  -----------------------------------------
                                                                         Elim-      Cons-                           Elim-      Cons-
                                                  Issuers    Others   inations   olidated    Issuers    Others   inations   olidated
                                                -----------------------------------------  -----------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                     $    48.9 $    46.2 $        -  $    95.1  $   256.2 $    27.1 $        -  $   283.3
  Accounts receivable - net                         332.7     390.1          -      722.8      184.8     204.5          -      389.3
  Inventories                                       288.0     244.1       (0.2)     531.9      285.7     244.2       (0.3)     529.6
  Prepaid and refundable income taxes                 3.8       0.2       (4.0)         -        0.7       1.4       (2.1)         -
  Deferred taxes                                     45.2      28.7          -       73.9       50.0      30.8          -       80.8
  Prepaid expenses and other current assets          32.0      10.7          -       42.7       25.2      10.0          -       35.2
                                                -----------------------------------------  -----------------------------------------
     TOTAL CURRENT ASSETS                           750.6     720.0       (4.2)   1,466.4      802.6     518.0       (2.4)   1,318.2

Property, plant and equipment - net                 130.6     126.0          -      256.6      156.1      93.2          -      249.3
Due from affiliates                                 569.8     428.1     (997.9)         -      557.5     420.5     (978.0)         -
Goodwill - net                                      646.3     895.0          -    1,541.3      646.3     894.9          -    1,541.2
Other intangibles - net                             167.7     506.4          -      674.1      173.5     503.8          -      677.3
Investments in subsidiaries                       2,967.4         -   (2,967.4)         -    2,611.5      24.7   (2,636.2)         -
Deferred taxes                                          -         -          -          -        6.5         -       (6.5)         -
Other assets                                         37.1      24.8       (0.2)      61.7       43.0      23.8       (0.2)      66.6
                                                -----------------------------------------  -----------------------------------------
                                                $ 5,269.5 $ 2,700.3 $ (3,969.7) $ 4,000.1  $ 4,997.0 $ 2,478.9 $ (3,623.3) $ 3,852.6
                                                =========================================  =========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt and
    capital lease obligations                   $     4.4 $     2.8 $        -  $     7.2  $     6.3 $       - $        -  $     6.3
  Accounts payable                                  109.0      99.2          -      208.2      152.5      77.7          -      230.2
  Income taxes payable                               43.1      48.2       (9.8)      81.5       20.2       7.8       (2.0)      26.0
  Accrued expenses and other current liabilities    100.2      48.0          -      148.2      100.5      64.3          -      164.8
                                                -----------------------------------------  -----------------------------------------
    TOTAL CURRENT LIABILITIES                       256.7     198.2       (9.8)     445.1      279.5     149.8       (2.0)     427.3
                                                -----------------------------------------  -----------------------------------------
NONCURRENT LIABILITIES:
  Long-term debt                                    953.9         -          -      953.9      955.7         -          -      955.7
  Obligations under capital leases                   20.8      23.7          -       44.5       22.4         -          -       22.4
  Deferred taxes                                     23.2      76.8          -      100.0       26.3      78.8       (6.5)      98.6
  Due to affiliates                                 428.1     569.8     (997.9)         -      492.0     486.0     (978.0)         -
  Other                                              38.4      14.7          -       53.1       41.2       3.9          -       45.1
                                                -----------------------------------------  -----------------------------------------
    TOTAL NONCURRENT LIABILITIES                  1,464.4     685.0     (997.9)   1,151.5    1,537.6     568.7     (984.5)   1,121.8
                                                -----------------------------------------  -----------------------------------------
    TOTAL LIABILITIES                             1,721.1     883.2   (1,007.7)   1,596.6    1,817.1     718.5     (986.5)   1,549.1
                                                -----------------------------------------  -----------------------------------------
STOCKHOLDERS' EQUITY:
  Common stock and additional paid-in capital     1,990.4   1,155.9   (1,995.7)   1,150.6    1,969.4   1,178.3   (2,002.4)   1,145.3
  Retained earnings                               2,048.1     662.8     (950.3)   1,760.6    1,673.3     588.5     (623.0)   1,638.8
  Accumulated other comprehensive income (loss)      23.0      (1.6)     (16.0)       5.4       22.6      (6.4)     (11.4)       4.8
                                                -----------------------------------------  -----------------------------------------
                                                  4,061.5   1,817.1   (2,962.0)   2,916.6    3,665.3   1,760.4   (2,636.8)   2,788.9
  Less treasury stock                              (513.1)        -          -     (513.1)    (485.4)        -          -     (485.4)
                                                -----------------------------------------  -----------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                    3,548.4   1,817.1   (2,962.0)   2,403.5    3,179.9   1,760.4   (2,636.8)   2,303.5
                                                -----------------------------------------  -----------------------------------------
                                                $ 5,269.5 $ 2,700.3 $ (3,969.7) $ 4,000.1  $ 4,997.0 $ 2,478.9 $ (3,623.3) $ 3,852.6
                                                =========================================  =========================================

Condensed Consolidating Statements of Income
(In millions)

                                                    Fiscal Quarter Ended April 5, 2003         Fiscal Quarter Ended April 6, 2002
                                                -----------------------------------------  -----------------------------------------
                                                                         Elim-      Cons-                           Elim-      Cons-
                                                  Issuers    Others   inations   olidated    Issuers    Others   inations   olidated
                                                -----------------------------------------  -----------------------------------------

Net sales                                       $   679.0   $ 550.8    $  (3.1) $ 1,226.7  $   761.3   $ 362.0   $   (3.0) $ 1,120.3
Licensing income (net)                                  -       7.5          -        7.5          -       6.6          -        6.6
                                                -----------------------------------------  -----------------------------------------
  Total revenues                                    679.0     558.3       (3.1)   1,234.2      761.3     368.6       (3.0)   1,126.9
Cost of goods sold                                  380.1     374.1       (1.4)     752.8      437.1     242.7       (1.3)     678.5
                                                -----------------------------------------  -----------------------------------------
  Gross profit                                      298.9     184.2       (1.7)     481.4      324.2     125.9       (1.7)     448.4
Selling, general and administrative expenses        207.0      64.9        0.5      272.4      258.8      39.7       (1.8)     296.7
                                                -----------------------------------------  -----------------------------------------
  Operating income                                   91.9     119.3       (2.2)     209.0       65.4      86.2        0.1      151.7
Net interest expense (income) and financing costs    12.7       1.4          -       14.1       16.6      (0.6)         -       16.0
Equity in earnings of unconsolidated affiliates       0.5       0.1          -        0.6          -         -          -          -
                                                -----------------------------------------  -----------------------------------------
  Income before provision for income taxes
    and equity in earnings of subsidiaries           79.7     118.0       (2.2)     195.5       48.8      86.8        0.1      135.7
Provision for income taxes                           35.9      43.7       (5.9)      73.7       20.9      30.3          -       51.2
Equity in earnings of subsidiaries                  331.0         -     (331.0)         -       52.1         -      (52.1)         -
                                                -----------------------------------------  -----------------------------------------
  Income before cumulative effect of change
    in accounting principle                         374.8      74.3     (327.3)     121.8       80.0      56.5      (52.0)      84.5
Cumulative effect of change in accounting
  for intangible assets, net of tax                     -         -          -          -          -      13.8          -       13.8
                                                -----------------------------------------  -----------------------------------------
  Net income                                    $   374.8   $  74.3   $ (327.3) $   121.8  $    80.0   $  42.7   $  (52.0) $    70.7
                                                =========================================  =========================================

Condensed Consolidating Statements of Cash Flows
(In millions)

                                                    Fiscal Quarter Ended April 5, 2003         Fiscal Quarter Ended April 6, 2002
                                                -----------------------------------------  -----------------------------------------
                                                                        Elim-       Cons-                          Elim-       Cons-
                                                  Issuers    Others  inations    olidated    Issuers    Others  inations    olidated
                                                -----------------------------------------  -----------------------------------------

Net cash provided by (used in)
  operating activities                          $  (311.3)  $ 143.5   $     -    $ (167.8) $    29.6   $  27.6   $     -    $   57.2
                                                -----------------------------------------  -----------------------------------------
Cash flows from investing activities:
  Capital expenditures                               (5.2)     (7.2)        -       (12.4)      (5.0)     (9.5)        -       (14.5)
  Payments relating to acquisitions                  (0.1)        -         -        (0.1)      (2.0)        -         -        (2.0)
  Repayments of loans to officers                       -         -         -           -        2.0         -         -         2.0
  Proceeds from sales of property, plant
    and equipment                                       -      24.6         -        24.6        0.1         -         -         0.1
  Other                                               0.2         -         -         0.2        0.2         -         -         0.2
                                                -----------------------------------------  -----------------------------------------
  Net cash provided by (used in)
    investing activities                             (5.1)     17.4         -        12.3       (4.7)     (9.5)        -       (14.2)
                                                -----------------------------------------  -----------------------------------------

Cash flows from financing activities:
  Net payments under various
    credit facilities                                   -         -         -           -          -      (0.3)        -        (0.3)
  Repayment of long-term debt                           -      (7.4)        -        (7.4)      (0.4)        -         -        (0.4)
  Principal payments on capital leases               (1.0)     (0.1)        -        (1.1)      (1.4)     (0.1)        -        (1.5)
  Purchases of treasury stock                       (27.7)        -         -       (27.7)         -         -         -           -
  Proceeds from exercise of employee
    stock options                                     3.1         -         -         3.1       26.0         -         -        26.0
  Net intercompany borrowings (payments)            134.7    (134.7)        -           -       48.5     (48.5)        -           -
                                                -----------------------------------------  -----------------------------------------
  Net cash provided by (used in) financing
    activities                                      109.1    (142.2)        -       (33.1)      72.7     (48.9)        -        23.8
                                                -----------------------------------------  -----------------------------------------

Effect of exchange rates on cash                        -       0.4         -         0.4          -         -         -           -
                                                -----------------------------------------  -----------------------------------------

Net increase (decrease) in cash and cash
  equivalents                                      (207.3)     19.1         -      (188.2)      97.6     (30.8)        -        66.8
Cash and cash equivalents, beginning                256.2      27.1         -       283.3       27.8      48.7         -        76.5
                                                -----------------------------------------  -----------------------------------------
Cash and cash equivalents, ending               $    48.9   $  46.2  $      -    $   95.1  $   125.4   $  17.9   $     -   $   143.3
                                                =========================================  =========================================

EARNINGS PER SHARE

    The computation of basic and diluted earnings per share is as follows:

	Fiscal Quarter Ended
(In millions except per share amounts)	April 5, 2003	April 6, 2002

Basic
Net income	$ 121.8	$ 70.7
Weighted average common shares outstanding	128.4	126.2

Basic earnings per share	$ 0.95	$ 0.56

Diluted
Net income	$ 121.8	$ 70.7
Add: interest expense associated with convertible notes, net of tax benefit	2.3	2.3

Income available to common shareholders	$ 124.1	$ 73.0

Weighted average common shares outstanding	128.4	126.2
Effect of dilutive securities:
Employee stock options	1.1	3.2
Assumed conversion of convertible notes	7.9	7.9

Weighted average common shares and share equivalents outstanding	137.4	137.3

Diluted earnings per share	$ 0.90	$ 0.53

SHORT-TERM BOND TRANSACTIONS

    In December 2001 and August 2002, we entered into two transactions relating to the short sale of $157.9 million and $190.5 million, respectively, of U. S. Treasury securities. These transactions were intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses.

    As a result of the first transaction, which closed in August 2002, we recorded a short-term capital gain of $4.2 million and related interest income of $0.5 million and interest expense and fees of $4.8 million for the fiscal quarter ended April 6, 2002. The net effect of $0.1 million is included in the statement of operations as interest expense.

    As a result of the second transaction, we recorded a short-term capital gain of $4.6 million and related interest income of $0.4 million and interest expense and fees of $5.5 million for the fiscal quarter ended April 5, 2003. The net effect of $0.5 million is included in the statement of operations as interest expense. We have placed the proceeds from the short sale into an interest-bearing collateral account to provide for our obligation to repurchase the U. S. Treasury securities (which had a market value of $192.6 million at April 5, 2003) on or before May 15, 2003. At April 5, 2003, the net excess of funds in the collateral account over the obligation to repurchase the securities was $0.5 million, which is included in prepaid expenses and other current assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    The following discussion provides information and analysis of our results of operations for the 14 weeks ended April 5, 2003 (hereinafter referred to as the "first fiscal quarter of 2003") and the 14 weeks ended April 6, 2002 (hereinafter referred to as the "first fiscal quarter of 2002"), and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

    We completed our acquisitions of Gloria Vanderbilt on April 8, 2002 and l.e.i. on August 15, 2002. The results of operations of the acquired companies are included in our operating results from the respective dates of acquisition. Accordingly, the financial position and results of operations presented and discussed herein are not directly comparable between years. Gloria Vanderbilt and l.e.i. operate in the wholesale moderate apparel segment.

    During the first fiscal quarter of 2002, we recorded a $31.2 million charge relating to contractual obligations under employment contracts, primarily for former President Jackwyn Nemerov and former Vice Chairman Irwin Samelman. The charges under these contracts are comprised of pre-tax amounts totaling $11.7 million for contractual salary and bonus obligations and $17.5 million for non-cash compensation expense resulting from contractual vesting of outstanding stock options and restricted stock. Also included is a pre-tax amount of $2.0 million related to certain obligations under the employment agreement that we entered into with Peter Boneparth when we acquired McNaughton in 2001. These obligations were satisfied in March 2002 when Mr. Boneparth was elected President and designated to become our Chief Executive Officer on May 22, 2002.

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

    The termination or non-renewal of our exclusive licenses to manufacture and market clothing under the Lauren by Ralph Lauren and Polo Jeans Company trademarks in the United States, Canada and elsewhere would have a material adverse effect on us. Our Lauren by Ralph Lauren and Polo Jeans Company businesses represent significant portions of our sales and profits. We sell products bearing those trademarks, as well as the Ralph by Ralph Lauren trademark, under exclusive licenses from affiliates of Polo Ralph Lauren Corporation. Net sales for all products under license from Polo Ralph Lauren amounted to $276.0 million and $297.0 million for the first fiscal quarters of 2003 and 2002, respectively.

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

    Net sales of Lauren by Ralph Lauren were $165.6 million and net sales of Ralph by Ralph Lauren were $10.1 million for the first fiscal quarter of 2003. If the Lauren by Ralph Lauren license were to end at the end of 2003, there would be a material adverse impact on our results of operations after 2003. However, it would not materially adversely impact our liquidity, and we would continue to have a strong financial position in the event the Lauren by Ralph Lauren license were to end. The expiration of the Ralph by Ralph Lauren license would not be material to us in any respect.

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

    On July 31, 2002, we announced that we would begin expensing the fair value of employee stock options granted after December 31, 2002 pursuant to the guidelines contained in SFAS No. 123, "Accounting for Stock-Based Compensation" using the "prospective method" set forth in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Since the expense to be recorded is dependent on both the timing and the number of options to be granted, we cannot estimate the effect on future results of operations at this time. Prior to January 1, 2003, pursuant to a provision in SFAS No. 123 we had elected to continue using the intrinsic-value method of accounting for stock options granted to employees in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options had been measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount the employee must pay to acquire the stock. Under this approach, we had only recognized compensation expense for stock-based awards to employees for options granted at below-market prices.

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

RESULTS OF OPERATIONS

Fiscal Quarter Ended April 5, 2003 Compared to Fiscal Quarter Ended April 6, 2002

    Statements of Income Stated in Dollars and as a Percentage of Total Revenues

(In millions)	Fiscal Quarter Ended April 5, 2003		Fiscal Quarter Ended April 6, 2002
Net sales	$ 1,226.7	99.4%	$ 1,120.3	99.4%
Licensing income (net)	7.5	0.6%	6.6	0.6%

Total revenues	1,234.2	100.0%	1,126.9	100.0%
Cost of goods sold	752.8	61.0%	678.5	60.2%

Gross profit	481.4	39.0%	448.4	39.8%
Selling, general and administrative expenses	272.4	22.1%	265.5	23.6%
Executive compensation obligations	-	-	31.2	2.8%

Operating income	209.0	16.9%	151.7	13.5%
Net interest expense	14.1	1.1%	16.0	1.4%
Equity in earnings of unconsolidated affiliates	0.6	0.0%	-	-

Income before provision for income taxes	195.5	15.8%	135.7	12.0%
Provision for income taxes	73.7	6.0%	51.2	4.5%

Income before cumulative effect of change in accounting principle	121.8	9.9%	84.5	7.5%
Cumulative effect of change in accounting for intangible assets, net of tax	-	-	13.8	1.2%

Net income	$ 121.8	9.9%	$ 70.7	6.3%

Percentage totals may not add due to rounding.

    Revenues. Total revenues for the first fiscal quarter of 2003 were $1.23 billion compared to $1.13 billion for the first fiscal quarter of 2002, an increase of 9.5%.

    Revenues by segment were as follows:

(In millions)	First Fiscal Quarter of 2003	First Fiscal Quarter of 2002	Increase/ (Decrease)	Percent Change
Wholesale better apparel	$ 445.1	$ 474.0	$(28.9)	(6.1%)
Wholesale moderate apparel	412.3	256.5	155.8	60.7%
Wholesale footwear and accessories	229.0	233.9	(4.9)	(2.1%)
Retail	140.3	155.9	(15.6)	(10.0%)
Other	7.5	6.6	0.9	13.6%

Total revenues	$ 1,234.2	$ 1,126.9	$ 107.3	9.5%

    Wholesale better apparel revenues declined primarily as the result of planned shipment reductions of our Jones New York career business and a decrease in shipments of our Polo Jeans Company products as a result of the difficult climate across our status denim business.

    Wholesale moderate apparel revenues increased primarily as a result of the product lines obtained as a result of the Gloria Vanderbilt and l.e.i. acquisitions, which accounted for $166.9 million in net sales in the first fiscal quarter of 2003. Increases were also realized in the Nine & Company and Norton McNaughton businesses. These increases were partially offset by decreases in our private label denim businesses reflecting the decision to discontinue programs with certain retailers that did not meet our margin expectations.

    Wholesale footwear and accessories business was planned conservatively in light of the uncertain retail climate. These planned reductions significantly impacted shipments of our Nine West accessories and Enzo Angiolini footwear product lines.

    Retail revenues decreased primarily due to comparable store sales being down approximately 10% for both footwear and accessories stores and ready to wear outlet stores as compared to the prior period. The decreases were a result of a lack of consumer traffic and the challenging retail environment.

    Gross Profit. The gross profit margin decreased to 39.0% in the first fiscal quarter of 2003 compared to 39.8% in the prior period.

    Wholesale better apparel gross profit margins were 42.8% and 41.0% for the first fiscal quarters of 2003 and 2002, respectively. The increase was a result of lower planned inventory levels that resulted in a higher percentage of sales to regular customers and fewer goods sold through the off-price channel. In addition, improved performance of the Jones New York career product resulted in lower promotional sales.

    Wholesale moderate apparel gross profit margins were 29.5% and 31.9% for the first fiscal quarters of 2003 and 2002, respectively. The decrease was partially attributable to lower gross margins of the acquired Gloria Vanderbilt and l.e.i. businesses. The margin was also impacted by a higher level of promotional sales in the Norton McNaughton, Evan-Picone and Jones Wear businesses necessary to ensure that the level of inventory at our retail customer stores remained consistent with our plans.

    Wholesale footwear and accessories gross profit margins were 36.6% and 32.1% for the first fiscal quarters of 2003 and 2002, respectively. The margin increase was principally driven by our inventory liquidation plan in 2002 in our costume jewelry business and a new emphasis on maintaining lower inventory levels, which resulted in lower sales through the off-price channel. Footwear margins increased as a result of more favorable sourcing costs and reduced air freight distribution costs.

    Retail gross profit margins were 50.1% and 52.5% for the first fiscal quarters of 2003 and 2002, respectively. The decrease was primarily the result of a higher level of promotional activity to increase selling in an effort to keep inventory levels consistent with our plans.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses of $272.4 million in the first fiscal quarter of 2003 represented a decrease of $24.3 million from the $296.7 million reported for the first fiscal quarter of 2002. Gloria Vanderbilt and l.e.i. added a total of $16.0 million in the wholesale moderate apparel segment to the first fiscal quarter of 2003 while the prior period reflected $31.2 million of executive compensation costs in the other and eliminations segment. The offsetting decline represents tighter cost controls across the wholesale businesses and leveraging the corporate infrastructure across the organization, eliminating duplicative expenses in our new acquisitions.

    Operating Income. The resulting operating income for the first fiscal quarter of 2003 of $209.0 million increased 37.8%, or $57.3 million, from the $151.7 million for the first fiscal quarter of 2002 due to the factors described above.

    Net Interest Expense. Net interest expense was $14.1 million in the first fiscal quarter of 2003 compared to $16.0 million in 2002. This was primarily a result of both lower interest rates and lower average borrowings compared to the prior period.

    Provision for Income Taxes. The effective income tax rate was 37.7% for both the first fiscal quarters of 2003 and 2002.

    Net Income and Earnings Per Share. Net income was $121.8 million in the first fiscal quarter of 2003, an increase of $51.1 million from the net income of $70.7 million earned in 2001. Diluted earnings per share for the first fiscal quarter of 2003 was $0.90 compared to $0.53 for the prior period, on an equivalent number of shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal capital requirements have been to fund acquisitions, working capital needs, capital expenditures and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations and expansion. As of April 5, 2003, total cash and cash equivalents were $95.1 million, a decrease of $188.2 million from the $283.3 million reported as of December 31, 2002.

    Operating activities used $167.8 million in the first fiscal quarter of 2003 and provided $57.2 million in the first fiscal quarter of 2002. The change was primarily due to higher accounts receivable levels, the result of a greater level of shipments occurring near the end of the quarter than in the prior period.

    Investing activities provided $12.3 million in the first fiscal quarter of 2003 and used $14.2 million in the first fiscal quarter of 2002. The change was primarily due to the proceeds from the sale and leaseback of our Virginia warehouse facility.

    Financing activities used $33.1 million in the first fiscal quarter of 2003, primarily to repurchase $27.7 million of our common stock. As of April 5, 2003, a total of $582.7 million had been expended under announced programs to acquire up to $650.0 million of such shares. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition. Financing activities provided $23.8 million in the first fiscal quarter of 2002, primarily the result of $26.0 million in proceeds from the exercise of employee stock options.

    During the first fiscal quarter of 2003, we entered into a sale-leaseback agreement for our Virginia warehouse facility. This facility was sold for $25.9 million and leased back under a 20-year lease agreement, which has been recorded as a capital lease. The resulting net gain of $7.9 million has been deferred and is being amortized over the term of the lease agreement. In connection with this transaction, we repaid $7.4 million of long-term debt related to the Virginia warehouse facility.

    At April 5, 2003, we had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.55 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for an $850.0 million 364-Day Revolving Credit Facility and a $700.0 million Five-Year Revolving Credit Facility. At April 5, 2003, $172.2 million was outstanding under the 364-Day Revolving Credit Facility (comprised solely of outstanding letters of credit), and no amounts were outstanding under our Five-Year Revolving Credit Facility. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require us to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on our ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers and pay dividends.

    In addition to these committed facilities, we have an unsecured uncommitted line of credit for the purpose of issuing letters of credit and bankers' acceptances for McNaughton. As of April 5, 2003, $130.6 million was outstanding under this line of credit.

    At April 5, 2003, we also had a C$25.0 million unsecured line of credit in Canada, under which no amounts were outstanding.

    In December 2001 and August 2002, we entered into transactions relating to the short sale of $157.9 million and $190.5 million, respectively, of U. S. Treasury securities. These transactions were intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. See "Short Term Bond Transactions" in Notes to Consolidated Financial Statements. We may enter into similar transactions in the future if we determine that market conditions are appropriate for generating the desired results from the transactions.

    We have two joint ventures with HCL Technologies Limited to provide us with computer consulting, programming and associated support services. On August 31, 2004, we are obligated to contribute approximately $1.0 million of additional capital to the joint ventures in the form of cash or assets. We have committed to purchase $30.5 million in services from these joint venture companies through June 30, 2007.

    We also have a joint venture with Sutton Developments Pty. Ltd. ("Sutton") to operate retail locations in Australia. We have unconditionally guaranteed up to $7.0 million of borrowings under the joint venture's uncommitted credit facility and up to $0.4 million of presettlement risk associated with foreign exchange transactions. Sutton is required to reimburse us for 50% of any payments made under these guarantees. At December 31, 2002, the outstanding balance subject to these guarantees was approximately $1.0 million.

    The terms of the acquisition agreement for Victoria require us to pay the former Victoria shareholders additional consideration of $3.00 for each $1.00 of Victoria's earnings before interest and taxes (as defined in the securities purchase agreement) for each of the 12-month periods ending June 30, 2001 through 2003 that exceeds certain targeted levels. Any future additional consideration is to be paid 50% in cash and 50% in our common stock, the value of which will be determined by the prices at which our common stock trades in a defined period preceding delivery in each year. No payments were required for the 12-month period ended June 30, 2002.

    The terms of the acquisition agreement for Judith Jack require us to pay the seller additional cash consideration of $2.00 for each $1.00 of Judith Jack's earnings before interest and taxes (as defined in the asset purchase agreement) that exceeds certain targeted levels for each of the years ending December 31, 2001, 2002 and 2003. No payments were required for the 12-month period ended December 31, 2002.

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

    On August 15, 2002, we completed the acquisition of l.e.i. The aggregate purchase price was approximately $309.7 million, which included payments to the selling shareholders of $272.5 million in cash and the issuance of approximately 1.0 million shares of our common stock. We also assumed approximately $84.0 million of l.e.i.'s funded debt and accrued interest, $83.2 million of which we subsequently refinanced. The selling shareholders and certain employees of l.e.i. will be entitled to receive future payments of up to $70.0 million in the form of cash and/or common stock if certain earnings targets are achieved during the three years following the closing of the transaction.

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

    The primary interest rate exposures on floating rate financing arrangements are with respect to United States and Canadian short-term interest rates. We had approximately $1.6 billion in variable rate facilities at April 5, 2003.

    At April 5, 2003, we had outstanding foreign exchange contracts to purchase a total of 12.5 million U.S. dollars and 66.5 million Mexican pesos through July 2003. We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. We are exposed to credit-related losses if the counterparty to the financial instruments fails to perform its obligations. However, we do not expect the counterparty, which presently has high credit ratings, to fail to meet its obligations.

    For further information see "Derivatives" in the Notes to Consolidated Financial Statements.

Item 4. Controls and Procedures

    Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Operating and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon this evaluation, our President and Chief Executive Officer and our Chief Operating and Financial Officer concluded that both our disclosure controls and procedures and our internal controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    See Exhibit Index..

(b) Reports on Form 8-K

    During the fiscal quarter ended April 5, 2003, we filed the following Current Reports on Form 8-K with the SEC.

(1)	We filed a Current Report on Form 8-K, dated January 16, 2003, announcing that we would record pre-tax charges totaling $25.5 million in the fourth quarter 2002 to consolidate and rebrand certain businesses.

(2)	We filed a Current Report on Form 8-K, dated February 4, 2003, announcing discussions with Polo Ralph Lauren Corporation regarding a possible agreement to restructure the license for the Ralph by Ralph Lauren brand and the interpretation of the separate Lauren by Ralph Lauren license as it relates to the license agreement for Ralph by Ralph Lauren apparel.

(3)	We filed a Current Report on Form 8-K, dated February 5, 2003, announcing our results of operations for the fourth quarter and fiscal year ended December 31, 2002.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JONES APPAREL GROUP, INC.
(Registrant)

Date: May 16, 2003	By /s/ Peter Boneparth PETER BONEPARTH Chief Executive Officer By /s/ Wesley R. Card WESLEY R. CARD Chief Operating and Financial Officer

CERTIFICATION

I, Peter Boneparth, President and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Jones Apparel Group, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 16, 2003 /s/ Peter Boneparth President and Chief Executive Officer

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
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 16, 2003 /s/ Wesley R. Card Chief Operating and Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
99.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________
* Filed herewith.