Form 10-Q
period 2003-07-05
JONES APPAREL GROUP INC
filed 2003-08-14
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes [x] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock $.01 par value	Outstanding at August 14, 2003 126,562,230

JONES APPAREL GROUP, INC.

DEFINITIONS

    As used in this Report, unless the context requires otherwise, "our," "us" and "we" means Jones Apparel Group, Inc. and consolidated subsidiaries, "Nine West" means Nine West Group Inc., "Victoria" means Victoria + Co Ltd., "Judith Jack" means Judith Jack, LLC, "McNaughton" means McNaughton Apparel Group Inc., "Gloria Vanderbilt" means Gloria Vanderbilt Apparel Corp. (acquired July 8, 2002), "l.e.i." means R.S.V. Sport, Inc. and its related companies (acquired August 15, 2002), "FASB" means the Financial Accounting Standards Board, "SFAS" means Statement of Financial Accounting Standards and "SEC" means the United States Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in millions except per share data)

	July 5, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 347.5	$ 283.3
Accounts receivable, net of allowances of $37.5 and $38.6 for doubtful accounts, discounts, returns and co-op advertising	432.7	389.3
Inventories	584.4	529.6
Deferred taxes	76.6	80.8
Prepaid expenses and other current assets	44.5	35.2

TOTAL CURRENT ASSETS	1,485.7	1,318.2
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization	257.9	249.3
GOODWILL, less accumulated amortization	1,542.3	1,541.2
OTHER INTANGIBLES, at cost, less accumulated amortization	676.1	677.3
OTHER ASSETS	56.5	66.6

	$ 4,018.5	$ 3,852.6

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$ 180.4	$ 6.3
Accounts payable	241.2	230.2
Income taxes payable	28.0	26.0
Accrued employee compensation	24.6	40.2
Accrued expenses and other current liabilities	110.9	124.6

TOTAL CURRENT LIABILITIES	585.1	427.3

NONCURRENT LIABILITIES:
Long-term debt	783.3	955.7
Obligations under capital leases	45.3	22.4
Deferred taxes	107.2	98.6
Other	46.6	45.1

TOTAL NONCURRENT LIABILITIES	982.4	1,121.8

TOTAL LIABILITIES	1,567.5	1,549.1

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-	-
Common stock, $.01 par value - shares authorized 200.0; issued 147.8 and 147.1	1.5	1.5
Additional paid-in capital	1,155.8	1,143.8
Retained earnings	1,831.7	1,638.8
Accumulated other comprehensive income	6.6	4.8

	2,995.6	2,788.9
Less treasury stock, 20.8 and 18.7 shares, at cost	(544.6)	(485.4)

TOTAL STOCKHOLDERS' EQUITY	2,451.0	2,303.5

	$ 4,018.5	$ 3,852.6

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Income
(Unaudited)
(All amounts in millions except per share data)

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 5, 2003	July 6, 2002	July 5, 2003	July 6, 2002

Net sales	$ 974.7	$ 966.1	$ 2,201.5	$ 2,086.3
Licensing income (net)	5.7	6.0	13.2	12.6

Total revenues	980.4	972.1	2,214.7	2,098.9
Cost of goods sold	603.2	582.8	1,356.1	1,261.3

Gross profit	377.2	389.3	858.6	837.6
Selling, general and administrative expenses	249.4	267.6	521.8	533.1
Executive compensation obligations	-	0.7	-	31.9

Operating income	127.8	121.0	336.8	272.6
Interest income	(0.6)	(0.7)	(1.5)	(1.0)
Interest expense and financing costs	14.8	14.9	29.8	31.2
Equity in earnings of unconsolidated affiliates	(0.5)	-	(1.1)	-

Income before provision for income taxes	114.1	106.8	309.6	242.4
Provision for income taxes	43.0	40.3	116.7	91.4

Income before cumulative effect of change in accounting principle	71.1	66.5	192.9	151.0
Cumulative effect of change in accounting for intangible assets, net of tax	-	-	-	13.8

Net income	$ 71.1	$ 66.5	$ 192.9	$ 137.2

Earnings per share
Basic
Income before cumulative effect of change in accounting principle	$0.56	$0.52	$1.51	$1.19
Cumulative effect of change in accounting intangible assets	-	-	-	0.11

Basic earnings per share	$0.56	$0.52	$1.51	$1.08

Diluted
Income before cumulative effect of change in accounting principle	$0.54	$0.49	$1.44	$1.12
Cumulative effect of change in accounting intangible assets	-	-	-	0.10

Diluted earnings per share	$0.54	$0.49	$1.44	$1.02

Weighted average common shares and share equivalents outstanding
Basic	127.8	128.4	128.1	127.3
Diluted	136.7	139.8	137.0	138.5

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited)
(All amounts in millions)

	Number of common shares outstanding	Total stock- holders' equity	Common stock	Additional paid-in capital	Retained earnings	Accumu- lated other compre- hensive income (loss)	Treasury stock
Balance, January 1, 2002	125.7	$1,905.4	$ 1.4	$974.3	$1,320.3	$ 0.5	$(391.1)
Fiscal six months ended July 6, 2002:
Comprehensive income:
Net income	-	137.2	-	-	137.2	-	-
Change in fair value of cash flow hedges, net of $0.5 tax	-	(0.7)	-	-	-	(0.7)	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.4 tax	-	(0.6)	-	-	-	(0.6)	-
Foreign currency translation adjustments	-	1.2	-	-	-	1.2	-

Total comprehensive income		137.1

Treasury stock reissued for acquisition of Gloria Vanderbilt	0.5	20.0	-	10.1	-	-	9.9
Amortization expense in connection with employee stock options and restricted stock	-	12.6	-	12.6	-	-	-
Exercise of employee stock options	2.6	60.0	-	60.0	-	-	-
Tax benefit derived from exercise of employee stock options	-	12.4	-	12.4	-	-	-

Balance, July 6, 2002	128.8	$2,147.5	$ 1.4	$1,069.4	$1,457.5	$ 0.4	$(381.2)

Balance, January 1, 2003	128.4	$2,303.5	$ 1.5	$1,143.8	$1,638.8	$ 4.8	$(485.4)
Fiscal six months ended July 5, 2003:
Comprehensive income:
Net income	-	192.9	-	-	192.9	-	-
Change in fair value of cash flow hedges, net of $0.9 tax	-	(1.2)	-	-	-	(1.2)	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.7 tax	-	(1.6)	-	-	-	(1.6)	-
Foreign currency translation adjustments	-	4.6	-	-	-	4.6	-

Total comprehensive income		194.7

Issuance of restricted stock to employees	0.4	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	4.7	-	4.7	-	-	-
Exercise of employee stock options	0.3	6.1	-	6.1	-	-	-
Tax benefit derived from exercise of employee stock options	-	1.2	-	1.2	-	-	-
Treasury stock acquired	(2.1)	(59.2)	-	-	-	-	(59.2)

Balance, July 5, 2003	127.0	$2,451.0	$ 1.5	$1,155.8	$1,831.7	$ 6.6	$(544.6)

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(All amounts in millions)

	Fiscal Six Months Ended
	July 5, 2003	July 6, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 192.9	$ 137.2

Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Cumulative effect of change in accounting principle	-	13.8
Amortization of original issue discount	7.5	7.3
Trademark impairment losses	-	5.8
Depreciation and other amortization	38.6	41.8
Provision for losses on accounts receivable	1.3	3.1
Deferred taxes	14.7	(13.3)
Gain on short sale of U.S. Treasury securities	(6.6)	(7.4)
Other	(0.1)	0.7
Changes in operating assets and liabilities:
Accounts receivable	(43.7)	16.3
Inventories	(53.2)	58.5
Prepaid expenses and other current assets	(14.7)	4.2
Other assets	10.4	10.2
Accounts payable	10.1	10.6
Income taxes payable	3.2	48.1
Accrued expenses and other liabilities	(38.2)	(14.9)

Total adjustments	(70.7)	184.8

Net cash provided by operating activities	122.2	322.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	-	(80.9)
Capital expenditures	(27.3)	(27.5)
Net cash relating to sales of U.S. Treasury securities	12.2	-
Payments relating to acquisition of Victoria	-	(2.0)
Payments relating to acquisition of l.e.i.	(0.1)	-
Repayment of loans to officers	-	2.0
Proceeds from sales of property, plant and equipment	24.9	0.3
Acquisition of intangibles	(6.0)	(1.1)
Other	0.2	(0.1)

Net cash provided by (used in) investing activities	3.9	(109.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under long-term credit facilities	-	(0.8)
Repayment of long-term debt	(7.4)	(0.7)
Refinancing of acquired debt	-	(43.7)
Principal payments on capital leases	(2.5)	(7.9)
Purchases of treasury stock	(59.2)	-
Proceeds from exercise of employee stock options	6.1	60.0

Net cash (used in) provided by financing activities	(63.0)	6.9

EFFECT OF EXCHANGE RATES ON CASH	1.1	0.2

NET INCREASE IN CASH AND CASH EQUIVALENTS	64.2	219.8
CASH AND CASH EQUIVALENTS, BEGINNING	283.3	76.5

CASH AND CASH EQUIVALENTS, ENDING	$ 347.5	$296.3

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

    Effective January 1, 2003, we adopted the fair value method of accounting for employee stock options (with fair value determined by the Black-Scholes option pricing model) for all options granted after December 31, 2002 pursuant to the "prospective method" set forth in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

    Both the stock-based employee compensation cost included in the determination of net income as reported and the stock-based employee compensation cost that would have been included in the determination of net income if the fair value based method had been applied to all awards, as well as the resulting pro forma net income and earnings per share using the fair value approach, are presented in the following table. These pro forma amounts may not be representative of future disclosures, since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

	Fiscal Quarter Ended		Fiscal Six Months Ended
(In millions except per share data)	July 5, 2003	July 6, 2002	July 5, 2003	July 6, 2002

Net income - as reported	$ 71.1	$ 66.5	$ 192.9	$ 137.2
Add: stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	1.9	0.3	2.9	7.8
Deduct: stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value-based method had been applied to all awards	(5.8)	(8.5)	(12.2)	(23.2)

Net income - pro forma	$ 67.2	$ 58.3	$ 183.6	$ 121.8

Basic earnings per share
As reported	$0.56	$0.52	$1.51	$1.08
Pro forma	$0.53	$0.45	$1.43	$0.96
Diluted earnings per share
As reported	$0.54	$0.49	$1.44	$1.02
Pro forma	$0.51	$0.43	$1.37	$0.91

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

(In millions)	Severance and other employee costs	Closing and consolidation of facilities	Total
Balance, December 31, 2001	$ 11.2	$ 4.2	$ 15.4
Net additions	0.1	1.7	1.8
Payments and reductions	(4.0)	(1.2)	(5.2)

Balance, July 6, 2002	$ 7.3	$ 4.7	$ 12.0

Balance, December 31, 2002	$ 7.5	$ 2.0	$ 9.5
Payments and reductions	(5.2)	(0.2)	(5.4)

Balance, July 5, 2003	$ 2.3	$ 1.8	$ 4.1

    Estimated severance payments and other employee costs of $2.3 million accrued at July 5, 2003 relate to the remaining estimated severance costs for an estimated 182 employees at locations to be closed. Employee groups affected (totaling an estimated 709 employees) include accounting, administrative, customer service, manufacturing, production, warehouse and management personnel at locations closed or to be closed and duplicate corporate headquarters management and administrative personnel.

    During the first fiscal six months of 2003 and 2002, $5.2 million and $4.0 million, respectively, of the reserve was utilized (relating to partial or full severance and related costs for 392 and 111 employees, respectively).

    The $1.8 million accrued at July 5, 2003 for the consolidation of facilities relates to expected costs to be incurred, including lease obligations, for closing certain acquired facilities in connection with consolidating their operations into our other existing facilities, as well as the closing of the Canadian production facility.

    The $1.8 million net addition for the first fiscal six months of 2002 consisted of a $0.9 million increase in costs related to the closing of the Canadian production facility and $1.0 million of severance and related costs for the closing and consolidation of existing facilities, both of which were charged to operations, and a $0.1 million decrease relating to acquisitions that was recorded as a reduction of goodwill.

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

INVENTORIES

    Inventories are summarized as follows (in millions):

	July 5, 2003	December 31, 2002
Raw materials	$ 32.2	$ 29.6
Work in process	58.2	30.1
Finished goods	494.0	469.9

	$ 584.4	$ 529.6

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

    At July 5, 2003, we had outstanding foreign exchange contracts to purchase a total of 10.0 million U.S. dollars and 61.9 million Mexican pesos through July 2003.

    For the periods July 2002 through October 2002 and June 1999 through January 2001, we had employed an interest rate hedging strategy utilizing swaps to effectively float a portion of our interest rate exposure on our fixed rate financing arrangements. The termination of these interest rate swaps generated pre-tax gains of $21.6 million and $8.3 million, respectively, which is being amortized as a reduction of interest expense over the remaining terms of the interest rate swap agreements, with approximately $8.3 million of pre-tax income to be reclassified into earnings within the next 12 months.

    During the first fiscal six months of 2003, no material amounts were reclassified from other comprehensive income to earnings relating to cash flow hedges. If foreign currency exchange rates or interest rates do not change from their July 5, 2003 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months also will not be material. The actual amounts that will be reclassified to earnings over the next 12 months could vary, however, as a result of changes in market conditions.

STATEMENT OF CASH FLOWS

Fiscal Six Months Ended: (In millions)	July 5, 2003	July 6, 2002
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 23.5	$ 22.6
Income taxes	97.9	55.6

Supplemental disclosures of non-cash investing and financing activities:
Tax benefits related to exercise of employee stock options	1.2	12.4
Treasury stock reissued for acquisitions	-	9.9
Equipment acquired through capital lease financing	26.4	3.0

Details of acquisitions:
Fair value of assets acquired	$ -	$ 165.8
Liabilities assumed	-	(64.9)
Common stock and options issued	-	(20.0)

Cash paid for acquisitions	-	80.9
Cash acquired in acquisitions	-	-

Net cash paid for acquisitions	-	$ 80.9

SEGMENT INFORMATION

    We identify operating segments based on, among other things, the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operations are comprised of four reportable segments: wholesale better apparel, wholesale moderate apparel, wholesale footwear and accessories, and retail. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores, the retail segment includes operations by our own stores, and income and expenses related to trademarks, licenses and general corporate functions are reported under "other and eliminations." We define segment profit as operating income before net interest expense, equity in earnings of unconsolidated affiliates and income taxes. Summarized below are our segment revenues and income (loss) by reportable segment for the fiscal quarters and six months ended July 5, 2003 and July 6, 2002.

(In millions)	Wholesale Better Apparel	Wholesale Moderate Apparel	Wholesale Footwear & Accessories	Retail	Other & Eliminations	Consolidated
For the fiscal quarter ended July 5, 2003
Revenues from external customers	$ 318.2	$ 286.3	$ 193.1	$ 177.1	$ 5.7	$ 980.4
Intersegment revenues	16.0	7.1	13.6	-	(36.7)	-

Total revenues	334.2	293.4	206.7	177.1	(31.0)	980.4

Segment income (loss)	$ 48.2	$ 30.1	$ 28.5	$ 28.1	$ (7.1)	127.8

Net interest expense						(14.2)
Equity in earnings of unconsolidated affiliates						0.5

Income before provision for income taxes						$ 114.1

For the fiscal quarter ended July 6, 2002
Revenues from external customers	$343.7	$ 224.0	$ 210.8	$ 187.6	$ 6.0	$ 972.1
Intersegment revenues	18.1	4.4	14.9	-	(37.4)	-

Total revenues	361.8	228.4	225.7	187.6	(31.4)	972.1

Segment income (loss)	$ 65.7	$ 24.5	$ 19.5	$ 23.4	$ (12.1)	121.0

Net interest expense						(14.2)

Income before provision for income taxes						$ 106.8

For the fiscal six months ended July 5, 2003
Revenues from external customers	$ 763.3	$ 698.6	$ 422.2	$ 317.4	$ 13.2	$ 2,214.7
Intersegment revenues	42.5	8.5	29.7	-	(80.7)	-

Total revenues	805.8	707.1	451.9	317.4	(67.5)	2,214.7

Segment income (loss)	$ 149.8	$ 103.8	$ 75.5	$ 23.3	$ (15.6)	336.8

Net interest expense						(28.3)
Equity in earnings of unconsolidated affiliates						1.1

Income before provision for income taxes						$ 309.6

For the fiscal six months ended July 6, 2002
Revenues from external customers	$817.6	$ 480.6	$ 444.7	$ 343.4	$ 12.6	$ 2,098.9
Intersegment revenues	48.0	5.7	37.4	-	(91.1)	-

Total revenues	865.6	486.3	482.1	343.4	(78.5)	2,098.9

Segment income (loss)	$ 173.8	$ 71.4	$ 50.5	$ 29.8	$ (52.9)	272.6

Net interest expense						(30.2)

Income before provision for income taxes						$ 242.4

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

    The following condensed consolidating balance sheets, statements of income and statements of cash flows for the Issuers and our other subsidiaries have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Separate financial statements and other disclosures concerning Jones are not presented as Jones has no independent operations or assets. There are no contractual restrictions on distributions from Jones USA, Jones Holdings, Nine West Footwear or Jones Retail to Jones. On January 1, 2003, the retail operations of Nine West were merged with the operations of Melru Corporation to form Jones Retail, with the remaining Nine West wholesale operations continuing as Nine West Footwear. As a result, the condensed consolidating balance sheet for December 31, 2002 and the statements of income and statements of cash flows for the second fiscal quarter and first fiscal six months of 2002 have been restated for comparison purposes.

Condensed Consolidating Balance Sheets
(In millions)

                                                              July 5, 2003                            December 31, 2002
                                                -----------------------------------------  -----------------------------------------
                                                                         Elim-      Cons-                           Elim-      Cons-
                                                  Issuers    Others   inations   olidated    Issuers    Others   inations   olidated
                                                -----------------------------------------  -----------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                     $   297.1 $    50.4 $        -  $   347.5  $   256.2 $    27.1 $        -  $   283.3
  Accounts receivable - net                         211.0     221.7          -      432.7      184.8     204.5          -      389.3
  Inventories                                       302.4     282.3       (0.3)     584.4      285.7     244.2       (0.3)     529.6
  Prepaid and refundable income taxes                 3.3       4.3       (7.6)         -        0.7       1.4       (2.1)         -
  Deferred taxes                                     46.0      31.2       (0.6)      76.6       50.0      30.8          -       80.8
  Prepaid expenses and other current assets          33.3      11.2          -       44.5       25.2      10.0          -       35.2
                                                -----------------------------------------  -----------------------------------------
     TOTAL CURRENT ASSETS                           893.1     601.1       (8.5)   1,485.7      802.6     518.0       (2.4)   1,318.2

Property, plant and equipment - net                 129.8     128.1          -      257.9      156.1      93.2          -      249.3
Due from affiliates                                 454.3     467.7     (922.0)         -      557.5     420.5     (978.0)         -
Goodwill - net                                      646.3     896.0          -    1,542.3      646.3     894.9          -    1,541.2
Other intangibles - net                             167.6     508.5          -      676.1      173.5     503.8          -      677.3
Investments in subsidiaries                       2,970.9         -   (2,970.9)         -    2,611.5      24.7   (2,636.2)         -
Deferred taxes                                          -         -          -          -        6.5         -       (6.5)         -
Other assets                                         35.2      22.1       (0.8)      56.5       43.0      23.8       (0.2)      66.6
                                                -----------------------------------------  -----------------------------------------
                                                $ 5,297.2 $ 2,623.5 $ (3,902.2) $ 4,018.5  $ 4,997.0 $ 2,478.9 $ (3,623.3) $ 3,852.6
                                                =========================================  =========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt and
    capital lease obligations                   $   179.0 $     1.4 $        -  $   180.4  $     6.3 $       - $        -  $     6.3
  Accounts payable                                  114.6     126.6          -      241.2      152.5      77.7          -      230.2
  Income taxes payable                               35.1       5.7      (12.8)      28.0       20.2       7.8       (2.0)      26.0
  Deferred taxes                                        -       0.6       (0.6)         -          -         -          -          -
  Accrued expenses and other current liabilities     83.4      52.1          -      135.5      100.5      64.3          -      164.8
                                                -----------------------------------------  -----------------------------------------
    TOTAL CURRENT LIABILITIES                       412.1     186.4      (13.4)     585.1      279.5     149.8       (2.0)     427.3
                                                -----------------------------------------  -----------------------------------------
NONCURRENT LIABILITIES:
  Long-term debt                                    783.3         -          -      783.3      955.7         -          -      955.7
  Obligations under capital leases                   19.9      25.4          -       45.3       22.4         -          -       22.4
  Deferred taxes                                     27.6      79.6          -      107.2       26.3      78.8       (6.5)      98.6
  Due to affiliates                                 467.7     454.3     (922.0)         -      492.0     486.0     (978.0)         -
  Other                                              31.9      14.7          -       46.6       41.2       3.9          -       45.1
                                                -----------------------------------------  -----------------------------------------
    TOTAL NONCURRENT LIABILITIES                  1,330.4     574.0     (922.0)     982.4    1,537.6     568.7     (984.5)   1,121.8
                                                -----------------------------------------  -----------------------------------------
    TOTAL LIABILITIES                             1,742.5     760.4     (935.4)   1,567.5    1,817.1     718.5     (986.5)   1,549.1
                                                -----------------------------------------  -----------------------------------------
STOCKHOLDERS' EQUITY:
  Common stock and additional paid-in capital     1,997.1   1,155.9   (1,995.7)   1,157.3    1,969.4   1,178.3   (2,002.4)   1,145.3
  Retained earnings                               2,078.1     706.4     (952.8)   1,831.7    1,673.3     588.5     (623.0)   1,638.8
  Accumulated other comprehensive income (loss)      24.1       0.8      (18.3)       6.6       22.6      (6.4)     (11.4)       4.8
                                                -----------------------------------------  -----------------------------------------
                                                  4,099.3   1,863.1   (2,966.8)   2,995.6    3,665.3   1,760.4   (2,636.8)   2,788.9
  Less treasury stock                              (544.6)        -          -     (544.6)    (485.4)        -          -     (485.4)
                                                -----------------------------------------  -----------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                    3,554.7   1,863.1   (2,966.8)   2,451.0    3,179.9   1,760.4   (2,636.8)   2,303.5
                                                -----------------------------------------  -----------------------------------------
                                                $ 5,297.2 $ 2,623.5 $ (3,902.2) $ 4,018.5  $ 4,997.0 $ 2,478.9 $ (3,623.3) $ 3,852.6
                                                =========================================  =========================================

Condensed Consolidating Statements of Income
(In millions)

                                                    Fiscal Quarter Ended July 5, 2003          Fiscal Quarter Ended July 6, 2002
                                                -----------------------------------------  -----------------------------------------
                                                                         Elim-      Cons-                           Elim-      Cons-
                                                  Issuers    Others   inations   olidated    Issuers    Others   inations   olidated
                                                -----------------------------------------  -----------------------------------------

Net sales                                       $   559.4   $ 424.4    $  (9.1) $   974.7  $   626.3   $ 345.6   $   (5.8) $   966.1
Licensing income (net)                                  -       5.7          -        5.7          -       6.0          -        6.0
                                                -----------------------------------------  -----------------------------------------
  Total revenues                                    559.4     430.1       (9.1)     980.4      626.3     351.6       (5.8)     972.1
Cost of goods sold                                  313.6     296.8       (7.2)     603.2      341.4     245.5       (4.1)     582.8
                                                -----------------------------------------  -----------------------------------------
  Gross profit                                      245.8     133.3       (1.9)     377.2      284.9     106.1       (1.7)     389.3
Selling, general and administrative expenses        185.0      66.1       (1.7)     249.4      206.0      64.2       (1.9)     268.3
                                                -----------------------------------------  -----------------------------------------
  Operating income                                   60.8      67.2       (0.2)     127.8       78.9      41.9        0.2      121.0
Net interest expense (income) and financing costs    13.4       0.8          -       14.2       15.3      (1.1)         -       14.2
Equity in earnings of unconsolidated affiliates       0.8       0.2       (0.5)       0.5          -         -          -          -
                                                -----------------------------------------  -----------------------------------------
  Income before provision for income taxes           48.2      66.6       (0.7)     114.1       63.6      43.0        0.2      106.8
Provision for income taxes                           19.5      22.9        0.6       43.0       26.7      15.0       (1.4)      40.3
Equity in earnings of subsidiaries                   41.2         -      (41.2)         -       39.6         -      (39.6)         -
                                                -----------------------------------------  -----------------------------------------
  Net income                                    $    69.9   $  43.7   $  (42.5) $    71.1  $    76.5   $  28.0   $  (38.0) $    66.5
                                                =========================================  =========================================

                                                   Fiscal Six Months Ended July 5, 2003       Fiscal Six Months Ended July 6, 2002
                                                -----------------------------------------  -----------------------------------------
                                                                         Elim-      Cons-                           Elim-      Cons-
                                                  Issuers    Others   inations   olidated    Issuers    Others   inations   olidated
                                                -----------------------------------------  -----------------------------------------

Net sales                                       $ 1,238.4   $ 975.2    $ (12.1) $ 2,201.5  $ 1,387.5   $ 707.7   $   (8.9) $ 2,086.3
Licensing income (net)                                  -      13.2          -       13.2          -      12.6          -       12.6
                                                -----------------------------------------  -----------------------------------------
  Total revenues                                  1,238.4     988.4      (12.1)   2,214.7    1,387.5     720.3       (8.9)   2,098.9
Cost of goods sold                                  693.6     671.0       (8.5)   1,356.1      801.6     488.2      (28.5)   1,261.3
                                                -----------------------------------------  -----------------------------------------
  Gross profit                                      544.8     317.4       (3.6)     858.6      585.9     232.1       19.6      837.6
Selling, general and administrative expenses        392.0     131.0       (1.2)     521.8      464.7     103.9       (3.6)     565.0
                                                -----------------------------------------  -----------------------------------------
  Operating income                                  152.8     186.4       (2.4)     336.8      121.2     128.2       23.2      272.6
Net interest expense (income) and financing costs    26.1       2.2          -       28.3       32.0      (1.8)         -       30.2
Equity in earnings of unconsolidated affiliates       1.3       0.3       (0.5)       1.1          -         -          -          -
                                                -----------------------------------------  -----------------------------------------
  Income before provision for income taxes
    and equity in earnings of subsidiaries          128.0     184.5       (2.9)     309.6       89.2     130.0       23.2      242.4
Provision for income taxes                           55.4      66.6       (5.3)     116.7       47.6      45.3       (1.5)      91.4
Equity in earnings of subsidiaries                  372.2         -     (372.2)         -       96.1         -      (96.1)         -
                                                -----------------------------------------  -----------------------------------------
  Income before cumulative effect of change
    in accounting principle                         444.8     117.9     (369.8)     192.9      137.7      84.7      (71.4)     151.0
Cumulative effect of change in accounting
  for intangible assets, net of tax                     -         -          -          -          -      13.8          -       13.8
                                                -----------------------------------------  -----------------------------------------
  Net income                                    $   444.8   $ 117.9   $ (369.8) $   192.9  $   137.7   $  70.9   $  (71.4) $   137.2
                                                =========================================  =========================================

Condensed Consolidating Statements of Cash Flows
(In millions)

                                                   Fiscal Six Months Ended July 5, 2003       Fiscal Six Months Ended July 6, 2002
                                                -----------------------------------------  -----------------------------------------
                                                                        Elim-       Cons-                          Elim-       Cons-
                                                  Issuers    Others  inations    olidated    Issuers    Others  inations    olidated
                                                -----------------------------------------  -----------------------------------------

Net cash provided by (used in)
  operating activities                          $  (194.3)  $ 316.5   $     -    $  122.2  $   321.8   $   0.2   $     -    $  322.0
                                                -----------------------------------------  -----------------------------------------
Cash flows from investing activities:
  Acquisitions, net of cash acquired                    -         -         -           -      (80.9)        -         -       (80.9)
  Capital expenditures                              (11.9)    (15.4)        -       (27.3)     (10.9)    (16.6)        -       (27.5)
  Payments relating to acquisitions                  (0.1)        -         -        (0.1)      (2.0)        -         -        (2.0)
  Net cash related to sale of U.S.
    Treasury bonds                                   12.2         -         -        12.2          -         -         -           -
  Acquisition of intangibles                            -      (6.0)        -        (6.0)      (0.1)     (1.0)        -        (1.1)
  Repayments of loans to officers                       -         -         -           -        2.0         -         -         2.0
  Proceeds from sales of property, plant
    and equipment                                     0.2      24.7         -        24.9        0.1       0.2         -         0.3
  Other                                               0.2         -         -         0.2        0.2      (0.3)        -        (0.1)
                                                -----------------------------------------  -----------------------------------------
  Net cash provided by (used in)
    investing activities                              0.6       3.3         -         3.9      (91.6)    (17.7)        -      (109.3)
                                                -----------------------------------------  -----------------------------------------

Cash flows from financing activities:
  Net payments under various
    credit facilities                                   -         -         -           -          -      (0.8)        -        (0.8)
  Repayment of long-term debt                           -      (7.4)        -        (7.4)      (0.7)        -         -        (0.7)
  Refinancing of acquired debt                          -         -         -           -      (43.7)        -         -       (43.7)
  Principal payments on capital leases               (2.1)     (0.4)        -        (2.5)      (7.8)     (0.1)        -        (7.9)
  Purchases of treasury stock                       (59.2)        -         -       (59.2)         -         -         -           -
  Proceeds from exercise of employee
    stock options                                     6.1         -         -         6.1       60.0         -         -        60.0
  Net intercompany borrowings (payments)            289.8    (289.8)        -           -     (239.8)    239.8         -           -
                                                -----------------------------------------  -----------------------------------------
  Net cash provided by (used in) financing
    activities                                      234.6    (297.6)        -       (63.0)    (232.0)    238.9         -         6.9
                                                -----------------------------------------  -----------------------------------------

Effect of exchange rates on cash                        -       1.1         -         1.1          -       0.2         -         0.2
                                                -----------------------------------------  -----------------------------------------

Net increase (decrease) in cash and cash
  equivalents                                        40.9      23.3         -        64.2       (1.8)    221.6         -       219.8
Cash and cash equivalents, beginning                256.2      27.1         -       283.3       27.8      48.7         -        76.5
                                                -----------------------------------------  -----------------------------------------
Cash and cash equivalents, ending               $   297.1   $  50.4  $      -    $  347.5  $    26.0   $ 270.3   $     -   $   296.3
                                                =========================================  =========================================

EARNINGS PER SHARE

    The computation of basic and diluted earnings per share is as follows:

	Fiscal Quarter Ended		Fiscal Six Months Ended
(In millions except per share amounts)	July 5, 2003	July 6, 2002	July 5, 2003	July 6, 2002

Basic
Net income	$ 71.1	$ 66.5	$ 192.9	$ 137.2
Weighted average common shares outstanding	127.8	128.4	128.1	127.3

Basic earnings per share	$ 0.56	$ 0.52	$ 1.51	$ 1.08

Diluted
Net income	$ 71.1	$ 66.5	$ 192.9	$ 137.2
Add: interest expense associated with convertible notes, net of tax benefit	2.4	2.3	4.7	4.5

Income available to common shareholders	$ 73.5	$ 68.8	$ 197.6	$ 141.7

Weighted average common shares outstanding	127.8	128.4	128.1	127.3
Effect of dilutive securities:
Employee stock options	1.0	3.5	1.0	3.3
Assumed conversion of convertible notes	7.9	7.9	7.9	7.9

Weighted average common shares and share equivalents outstanding	136.7	139.8	137.0	138.5

Diluted earnings per share	$ 0.54	$ 0.49	$ 1.44	$ 1.02

SHORT-TERM BOND TRANSACTIONS

    In December 2001 and August 2002, we entered into two transactions relating to the short sale of $157.9 million and $190.5 million, respectively, of U. S. Treasury securities. These transactions were intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses.

    As a result of the first transaction, which closed in August 2002, we recorded a short-term capital gain of $7.4 million and related interest income of $1.0 million and interest expense and fees of $9.5 million for the fiscal six months ended July 6, 2002. The net effect of $1.1 million is included in the statement of operations as interest expense.

    As a result of the second transaction, which closed in May 2003, we recorded a short-term capital gain of $6.6 million and related interest income of $0.6 million and interest expense and fees of $7.9 million for the fiscal six months ended July 5, 2003. The net effect of $0.7 million is included in the statement of operations as interest expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    The following discussion provides information and analysis of our results of operations for the 13 and 27 week periods ended July 5, 2003 (hereinafter referred to as the "second fiscal quarter of 2003" and "first fiscal six months of 2003," respectively) and the 13 and 27 week periods ended July 6, 2002 (hereinafter referred to as the "second fiscal quarter of 2002" and "first fiscal six months of 2002," respectively), and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

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

    During the first fiscal six months of 2002, we recorded a $31.9 million charge relating to contractual obligations under employment contracts, primarily for former President Jackwyn Nemerov and former Vice Chairman Irwin Samelman. The charges under these contracts are comprised of pre-tax amounts totaling $11.8 million for contractual salary and bonus obligations and $18.1 million for non-cash compensation expense resulting from contractual vesting of outstanding stock options and restricted stock. Also included is a pre-tax amount of $2.0 million related to certain obligations under the employment agreement that we entered into with Peter Boneparth when we acquired McNaughton in 2001. These obligations were satisfied in March 2002 when Mr. Boneparth was elected President and designated to become our Chief Executive Officer on May 22, 2002.

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

    The Ralph by Ralph Lauren ("Ralph") license with Polo Ralph Lauren Corporation ("Polo") is scheduled to end on December 31, 2003. During the course of the discussions concerning Ralph, Polo asserted that the expiration of the Ralph contract will cause the Lauren by Ralph Lauren ("Lauren") license agreements and associated design agreements (the "Lauren license agreements") to end on December 31, 2003, instead of December 31, 2006. We believe that this is an improper interpretation and that the expiration of the Ralph license does not cause the Lauren license to end.

    On June 3, 2003, we announced that our discussions with Polo regarding the interpretation of the Lauren license had reached an impasse and that, as a result, we had filed a complaint in the New York State Supreme Court against Polo and its affiliates (see "Legal Proceedings"). The complaint alleges that Polo breached the Lauren license agreements by claiming that the license ends at the end of 2003. We asked the court to enter a judgment for compensatory damages of $550 million as well as punitive damages. On June 3, 2003, Polo also filed a complaint in the New York State Supreme Court against us, seeking among other things a declaratory judgment that the Lauren license terminates as of December 31, 2003.

    We assert within the complaint that Polo's actions fully discharge our obligations under the Lauren license agreements for lines to be sold after December 31, 2003. Therefore, we have ceased development of Lauren products effective with the Spring 2004 season. Our Lauren business represents a significant portion of our sales and profits. Net sales of Lauren products were $95.1 million and $260.7 million for the second fiscal quarter and first fiscal six months of 2003, respectively. The termination of our exclusive right to manufacture and market clothing under this trademark in the United States, Canada and elsewhere will have a material adverse effect on our results of operations after 2003. While we intend to pursue other opportunities, including internal brands (including a new a lifestyle brand under the Jones New York Signature label), acquisitions and licensing options that we have previously been precluded from exploring, there is no guarantee that we will be able to replace all of the net sales of the Lauren brand. However, the loss of the Lauren license will not materially adversely impact our liquidity, and we will continue to have a strong financial position.

    The expiration of the Ralph license will not be material to us in any respect. Net sales of Ralph products were $5.9 million and $16.0 million for the second fiscal quarter and first fiscal six months of 2003, respectively.

    We and Polo have agreed that, in connection with the expiration of the Ralph license, the Polo Jeans license in Canada will terminate as of December 31, 2003. The termination of the Polo Jeans license in Canada will not be material to us in any respect. Net sales of Polo Jeans products in Canada were $2.4 million and $5.3 million for the second fiscal quarter and first fiscal six months of 2003, respectively. The dispute between us and Polo does not relate to the Polo Jeans license in the United States, and an end to the Lauren and Ralph licenses and the Polo Jeans license in Canada does not end our longer term Polo Jeans license in the United States or otherwise adversely affect the Polo Jeans license in the United States.

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

CRITICAL ACCOUNTING POLICIES

    Several of our accounting policies involve significant judgements and uncertainties. The policies with the greatest potential effect on our results of operations and financial position include the estimated collectibility of accounts receivable, the recovery value of obsolete or overstocked inventory and the estimated fair values of both our goodwill and intangible assets with indefinite lives. For accounts receivable, we estimate the net collectibility, considering both historical and anticipated trends of trade discounts and co-op advertising deductions taken by our customers, allowances we provide to our retail customers to assist in selling goods through the retail channels, and the possibility of non-collection due to the financial position of our customers. For inventory, we estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods to the recovery value expected to be realized through off-price channels. If we incorrectly anticipate these trends or unexpected events occur, our results of operations could be materially affected. We utilize independent third-party appraisals to estimate the fair values of both our goodwill and our intangible assets with indefinite lives. These appraisals are based on projected cash flows and interest rates; should interest rates or our future cash flows differ significantly from the assumptions used in these projections, material impairment losses could result where the estimated fair values of these assets become less than their carrying amounts.

RESULTS OF OPERATIONS

    Statements of Income Stated in Dollars and as a Percentage of Total Revenues

(In millions)	Fiscal Quarter Ended				Fiscal Six Months Ended
	July 5, 2003		July 6, 2002		July 5, 2003		July 6, 2002
Net sales	$ 974.7	99.4%	$ 966.1	99.4%	$ 2,201.5	99.4%	$ 2,086.3	99.4%
Licensing income (net)	5.7	0.6%	6.0	0.6%	13.2	0.6%	12.6	0.6%

Total revenues	980.4	100.0%	972.1	100.0%	2,214.7	100.0%	2,098.9	100.0%
Cost of goods sold	603.2	61.5%	582.8	60.0%	1,356.1	61.2%	1,261.3	60.1%

Gross profit	377.2	38.5%	389.3	40.0%	858.6	38.8%	837.6	39.9%
Selling, general and administrative expenses	249.4	25.4%	267.6	27.5%	521.8	23.6%	533.1	25.4%
Executive compensation obligations	-	-	0.7	0.1%	-	-	31.9	1.5%

Operating income	127.8	13.0%	121.0	12.4%	336.8	15.2%	272.6	13.0%
Net interest expense	14.2	1.4%	14.2	1.5%	28.3	1.3%	30.2	1.4%
Equity in earnings of unconsolidated affiliates	0.5	0.1%	-	-	1.1	0.1%	-	-

Income before provision for income taxes	114.1	11.6%	106.8	11.0%	309.6	14.0%	242.4	11.5%
Provision for income taxes	43.0	4.4%	40.3	4.1%	116.7	5.3%	91.4	4.4%

Income before cumulative effect of change in accounting principle	71.1	7.3%	66.5	6.8%	192.9	8.7%	151.0	7.2%
Cumulative effect of change in accounting for intangible assets, net of tax	-	-	-	-	-	-	13.8	0.7%

Net income	$ 71.1	7.3%	$ 66.5	6.8%	$ 192.9	8.7%	$ 137.2	6.5%

Percentage totals may not add due to rounding.

Fiscal Quarter Ended July 5, 2003 Compared to Fiscal Quarter Ended July 6, 2002

    Revenues. Total revenues for the second fiscal quarter of 2003 were $980.4 million compared to $972.1 million for the second fiscal quarter of 2002, an increase of 0.9%.

    Revenues by segment were as follows:

(In millions)	Second Fiscal Quarter of 2003	Second Fiscal Quarter of 2002	Increase/ (Decrease)	Percent Change
Wholesale better apparel	$ 318.2	$ 343.7	$(25.5)	(7.4%)
Wholesale moderate apparel	286.3	224.0	62.3	27.8%
Wholesale footwear and accessories	193.1	210.8	(17.7)	(8.4%)
Retail	177.1	187.6	(10.5)	(5.6%)
Other	5.7	6.0	(0.3)	(5.0%)

Total revenues	$ 980.4	$ 972.1	$ 8.3	0.9%

    Wholesale better apparel revenues declined primarily as the result of a decrease in shipments of our Polo Jeans and Lauren businesses. Other planned decreases in Jones New York career and Jones New York Sport were offset by increases in our Nine West and Easy Spirit product lines.

    Wholesale moderate apparel revenues increased primarily as a result of the product lines obtained as a result of the l.e.i. acquisition, which accounted for $72.7 million in net sales in the second fiscal quarter of 2003. Increases were also realized in the Nine & Company, Norton McNaughton and Gloria Vanderbilt businesses. These increases were partially offset by decreases in our private label denim businesses, reflecting the decision to discontinue programs with certain retailers that did not meet our margin expectations, and reduced shipments of our Jones Wear and Erika products.

    The wholesale footwear and accessories business was planned conservatively in light of the uncertain retail climate. These planned reductions impacted shipments of our Nine West accessories and Nine West, Easy Spirit and Enzo Angiolini footwear product lines, which were somewhat offset by new businesses, including Esprit and Gloria Vanderbilt in both footwear and accessories product categories.

    Retail revenues decreased primarily due to comparable store sales decreasing approximately 5.6% for footwear and accessories stores and 1.7% for ready to wear outlet stores as compared to the prior period. Comparable sales showed improvement from the 10% reductions reported for both types of store in the preceding quarter, with the significant improvement in ready to wear outlet stores (which are principally Jones New York collection stores) reflecting similar product performance noted at our wholesale customers. The overall decreases were a result of a lack of consumer traffic and the challenging retail environment, as well as a reduction of five stores from the prior period.

    Gross Profit. The gross profit margin decreased to 38.5% in the second fiscal quarter of 2003 compared to 40.0% in the prior period.

    Wholesale better apparel gross profit margins were 39.8% and 43.2% for the second fiscal quarters of 2003 and 2002, respectively. The decrease was a result of higher markdowns as a result of higher promotions at our retail customers, as well as a higher ratio of off-price to regular price sales during the period. The margin decline occurred primarily in our Lauren and Ralph product lines.

    Wholesale moderate apparel gross profit margins were 25.8% and 28.1% for the second fiscal quarters of 2003 and 2002, respectively. The decrease was partially attributable to lower gross margins of the acquired l.e.i. business. The margin was also impacted by a higher level of markdowns as a result of higher promotions at our retail customers, as well as a higher ratio of off-price to regular price sales during the period.

    Wholesale footwear and accessories gross profit margins were 32.5% and 30.7% for the second fiscal quarters of 2003 and 2002, respectively. The margin increase was principally driven by our inventory liquidation plan in 2002 in our costume jewelry business and an emphasis on maintaining lower inventory levels, which resulted in lower jewelry sales through the off-price channel. This was partially offset by a higher level of markdowns in our footwear and accessories product lines as a result of higher promotions at our retail customers.

    Retail gross profit margins were 57.7% and 54.4% for the second fiscal quarters of 2003 and 2002, respectively. The increase was primarily the result of inventory planning that resulted in a higher percentage of full-price sell-throughs and lower promotional activity in our retail stores.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses of $249.4 million in the second fiscal quarter of 2003 represented a decrease of $18.9 million from the $268.3 million reported for the second fiscal quarter of 2002. l.e.i. added $7.2 million in the wholesale moderate apparel segment to the second fiscal quarter of 2003, while the prior period reflected $0.7 million of executive compensation costs and a $5.8 million writedown of costume jewelry trademarks in the other and eliminations segment. The reorganization of our costume jewelry business also reduced overhead costs by $5.5 million from the prior period. The decline also represents lower royalty and advertising costs related to licensed products, as well as tighter cost controls across the wholesale businesses and leveraging the corporate infrastructure across the organization, eliminating duplicative expenses in our new acquisitions.

    Operating Income. The resulting operating income for the second fiscal quarter of 2003 of $127.8 million increased 5.6%, or $6.8 million, from the $121.0 million for the second fiscal quarter of 2002 due to the factors described above.

    Net Interest Expense. Net interest expense was $14.2 million for the second fiscal quarters of both 2003 and 2002.

    Provision for Income Taxes. The effective income tax rate was 37.7% for the second fiscal quarters of both 2003 and 2002.

    Net Income and Earnings Per Share. Net income was $71.1 million in the second fiscal quarter of 2003, an increase of $4.6 million from the net income of $66.5 million earned in 2002. Diluted earnings per share for the second fiscal quarter of 2003 was $0.54 compared to $0.49 for the prior period, on 2.2% fewer shares outstanding.

Fiscal Six Months Ended July 5, 2003 Compared to Fiscal Six Months Ended July 6, 2002

    Revenues. Total revenues for the first fiscal six months of 2003 were $2.2 billion compared to $2.1 billion for the first fiscal six months of 2002, an increase of 5.5%.

Revenues by segment were as follows:

(In millions)	First Fiscal Six Months of 2003	First Fiscal Six Months of 2002	Increase/ (Decrease)	Percent Change
Wholesale better apparel	$ 763.3	$ 817.6	$(54.3)	(6.6%)
Wholesale moderate apparel	698.6	480.6	218.0	45.4%
Wholesale footwear and accessories	422.2	444.7	(22.5)	(5.1%)
Retail	317.4	343.4	(26.0)	(7.6%)
Other	13.2	12.6	0.6	4.8%

Total revenues	$ 2,214.7	$ 2,098.9	$ 115.8	5.5%

    Wholesale better apparel revenues declined primarily as the result of a decrease in shipments of our Polo Jeans and Lauren businesses. Other planned decreases in Jones New York career were partially offset by increases in our Nine West and Easy Spirit product lines.

    Wholesale moderate apparel revenues increased primarily as a result of the product lines obtained as a result of the Gloria Vanderbilt and l.e.i. acquisitions, which accounted for $239.7 million of incremental net sales in the first fiscal six months of 2003. Increases were also realized in the Nine & Company and Norton McNaughton businesses for the full fiscal six months of 2003 and in Gloria Vanderbilt for the second fiscal quarter of 2003. These increases were partially offset by decreases in our private label denim businesses, reflecting the decision to discontinue programs with certain retailers that did not meet our margin expectations, and reduced shipments of our Jones Wear and Erika products.

    The wholesale footwear and accessories business was planned conservatively in light of the uncertain retail climate. These planned reductions significantly impacted shipments of our Nine West accessories and Enzo Angiolini and Easy Spirit footwear product lines, which were somewhat offset by new businesses, including Esprit and Gloria Vanderbilt, in both the footwear and accessories product categories.

    Retail revenues decreased primarily due to comparable store sales decreasing approximately 7.5% for footwear and accessories stores and 5.7% for ready to wear outlet stores as compared to the prior period. As noted, however, comparable store sales showed marked improvement in the second fiscal quarter of 2003 from the preceding quarter. The overall decreases were a result of a lack of consumer traffic and the challenging retail environment as well as a reduction of four stores from the prior period.

    Gross Profit. The gross profit margin decreased to 38.8% in the first fiscal six months of 2003 compared to 39.9% in the prior period.

    Wholesale better apparel gross profit margins were 41.5% and 41.9% for the first fiscal six months of 2003 and 2002, respectively. The decrease was a result of increased markdowns in our Lauren and Ralph product lines due to higher markdowns as a result of higher promotions at our retail customers, as well as a higher ratio of off-price to regular price sales during the period. This decrease was partially offset by improved performance of the Jones New York career and Jones New York Suit products at retail, necessitating lower levels of markdowns, as well as a higher percentage of sales to regular customers and fewer sales through the off-price channel.

    Wholesale moderate apparel gross profit margins were 27.9% and 30.1% for the first fiscal six months of 2003 and 2002, respectively. The decrease was partially attributable to lower gross margins of the acquired Gloria Vanderbilt and l.e.i. businesses. The margin was also impacted by a higher level of markdowns as a result of higher promotions at our retail customers, as well as a higher ratio of off-price to regular price sales during the period. Cost of sales for the first fiscal six months of 2002 included $9.3 million related to adjustments required under purchase accounting to write up acquired inventories to market value.

    Wholesale footwear and accessories gross profit margins were 34.7% and 31.4% for the first fiscal six months of 2003 and 2002, respectively. The margin increase was principally driven by our inventory liquidation plan in 2002 in our costume jewelry business and an emphasis on maintaining lower inventory levels, which resulted in lower sales through the off-price channel. Footwear margins decreased due to a higher level of markdowns in our footwear and accessories product lines as a result of higher promotions at our retail customers.

    Retail gross profit margins were 54.3% and 53.6% for the first fiscal six months of 2003 and 2002, respectively. The increase was primarily the result of inventory planning that resulted in a higher percentage of full-price sales and lower promotional activity in our retail stores.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses of $521.8 million in the first fiscal six months of 2003 represented a decrease of $43.2 million from the $565.0 million reported for the first fiscal six months of 2002. Gloria Vanderbilt and l.e.i. added a total of $23.1 million in the wholesale moderate apparel segment to the first fiscal six months of 2003, while the prior period reflected $31.9 million of executive compensation costs and a $5.8 million writedown of costume jewelry trademarks in the other and eliminations segment. The reorganization of our costume jewelry business also reduced overhead costs by $8.4 million from the prior period. The remaining decline represents tighter cost controls across the wholesale businesses and leveraging the corporate infrastructure across the organization, eliminating duplicative expenses in our new acquisitions.

    Operating Income. The resulting operating income for the first fiscal six months of 2003 of $336.8 million increased 23.6%, or $64.2 million, from the $272.6 million for the first fiscal six months of 2002, due to the factors described above.

    Net Interest Expense. Net interest expense was $28.3 million in the first fiscal six months of 2003 compared to $30.2 million in 2002. This was primarily a result of both lower interest rates and lower average borrowings compared to the prior period.

    Provision for Income Taxes. The effective income tax rate was 37.7% for the first fiscal six months of both 2003 and 2002.

    Net Income and Earnings Per Share. Net income was $192.9 million in the first fiscal six months of 2003, an increase of $55.7 million from the net income of $137.2 million earned in 2002. Diluted earnings per share for the first fiscal six months of 2003 was $1.44 compared to $1.02 for the prior period, on 1.1% fewer shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal capital requirements have been to fund acquisitions, working capital needs, capital expenditures and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations and expansion. As of July 5, 2003, total cash and cash equivalents were $347.5 million, an increase of $64.2 million from the $283.3 million reported as of December 31, 2002.

    Operating activities provided $122.2 million in the first fiscal six months of 2003 and provided $322.0 million in the first fiscal six months of 2002. The change was primarily due to increases in accounts receivable and inventory levels during the first six months of 2003 compared to decreases in the prior period and a deferred tax expense during the first six months of 2003 compared to a deferred tax benefit in the prior period. The change in accounts receivable was due to slower receivable turns resulting from shipments occurring later in the second fiscal quarter compared to the prior period. The change in inventory was due primarily to levels required for third quarter 2003 shipments of "back to school" moderate products, such as those sold under the l.e.i. brand, compared to the liquidation of excess wholesale apparel and jewelry inventories in the prior period.

    Investing activities provided $3.9 million in the first fiscal six months of 2003 and used $109.3 million in the first fiscal six months of 2002. The change was primarily due to the proceeds from the sale and leaseback of our Virginia warehouse facility in early 2003 and the acquisition of Gloria Vanderbilt in the second fiscal quarter of 2002.

    Financing activities used $63.0 million in the first fiscal six months of 2003, primarily to repurchase $59.2 million of our common stock. As of July 5, 2003, a total of $614.2 million had been expended under announced programs to acquire up to $650.0 million of such shares. On July 29, 2003 we announced that our Board of Directors had authorized an additional $150.0 million of share repurchases, bringing the aggregate total to $800.0 million under our repurchase programs. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition. Financing activities provided $6.9 million in the first fiscal six months of 2002, primarily the result of $60.0 million in proceeds from the exercise of employee stock options offset by $43.7 million used to refinance acquired debt.

    During the first fiscal six months of 2003, we entered into a sale-leaseback agreement for our Virginia warehouse facility. The gross sale price was $25.9 million, which resulted in a net gain of $7.9 million that has been deferred and is being amortized over the 20-year term of the lease agreement (which has been recorded as a capital lease). In connection with this transaction, we repaid $7.4 million of long-term debt related to the Virginia warehouse facility.

    At July 5, 2003, we had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.4 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for a $700.0 million three-year revolving credit facility (which expires in June 2006 and replaced a similar $850.0 million 364-day revolving credit facility in June 2003) and a $700.0 million five-year revolving credit facility (which expires in June 2004). At July 5, 2003, $201.4 million was outstanding under the three-year revolving credit facility (comprised solely of outstanding letters of credit) and no amounts were outstanding under our five-year revolving credit facility. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require us to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on our ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers and pay dividends.

    In addition to these committed facilities, we have an unsecured uncommitted line of credit for the purpose of issuing letters of credit and bankers' acceptances for McNaughton. As of July 5, 2003, $95.1 million was outstanding under this line of credit.

    At July 5, 2003, we also had a C$25.0 million unsecured line of credit in Canada, under which no amounts were outstanding.

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

    We also have a joint venture with Sutton Developments Pty. Ltd. ("Sutton") to operate retail locations in Australia. We have unconditionally guaranteed up to $7.0 million of borrowings under the joint venture's uncommitted credit facility and up to $0.4 million of presettlement risk associated with foreign exchange transactions. Sutton is required to reimburse us for 50% of any payments made under these guarantees. At July 5, 2003, the outstanding balance subject to these guarantees was approximately $0.7 million.

    The terms of the acquisition agreement for Judith Jack require us to pay the seller additional cash consideration of $2.00 for each $1.00 of Judith Jack's earnings before interest and taxes (as defined in the asset purchase agreement) that exceeds certain targeted levels for each of the years ending December 31, 2001, 2002 and 2003. No payments were required for either 2001 or 2002.

    On April 8, 2002, we completed the acquisition of Gloria Vanderbilt. The aggregate purchase price was approximately $100.9 million, which included payments to the selling shareholders of $80.9 million in cash and the issuance of approximately 0.6 million shares of our common stock. We also assumed approximately $43.7 million of Gloria Vanderbilt's funded debt and accrued interest, which we subsequently refinanced. The terms of the acquisition agreement for Gloria Vanderbilt required us to pay the former Gloria Vanderbilt shareholders additional consideration of $4.50 for each $1.00 of Gloria Vanderbilt's earnings before interest and taxes (as defined in the stock purchase agreement) that exceeded certain targeted levels for the 12 months following the completion of the acquisition, up to a maximum of $54.0 million. The maximum additional consideration was paid in cash on July 7, 2003 and will be recorded first as a reduction of the liability resulting from the fair value of assets acquired exceeding the purchase price, with the remaining balance being recorded as goodwill in the third fiscal quarter of 2003.

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

    On July 29, 2003, we announced that the Board of Directors had declared our first-ever quarterly cash dividend of $.08 per share to all common stockholders of record as of August 15, 2003 for payment on August 29, 2003.

    We believe that funds generated by operations, proceeds from the issuance of notes, the Senior Credit Facilities and the McNaughton and Canadian lines of credit will provide the financial resources sufficient to meet our foreseeable working capital, capital expenditure, dividend and stock repurchase requirements, fund our contractual obligations and contingent liabilities and commitments, and meet any ongoing obligations to the seller of Judith Jack and the selling shareholders and certain employees of l.e.i.

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

    The primary interest rate exposures on floating rate financing arrangements are with respect to United States and Canadian short-term interest rates. We had approximately $1.4 billion in variable rate facilities at July 5, 2003.

    At July 5, 2003, we had outstanding foreign exchange contracts to purchase a total of 10.0 million U.S. dollars and 61.9 million Mexican pesos through July 2003. We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. We are exposed to credit-related losses if the counterparty to the financial instruments fails to perform its obligations. However, we do not expect the counterparty, which presently has high credit ratings, to fail to meet its obligations.

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

    There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    The Ralph license with Polo is scheduled to end on December 31, 2003. During the course of the discussions concerning Ralph, Polo asserted that the expiration of the Ralph contract will cause the Lauren license agreements to end on December 31, 2003, instead of December 31, 2006. We believe that this is an improper interpretation and that the expiration of the Ralph license does not cause the Lauren license to end.

    On June 3, 2003, we announced that our discussions with Polo regarding the interpretation of the Lauren license had reached an impasse and that, as a result, we had filed a complaint in the New York State Supreme Court against Polo and its affiliates and our former President, Jackwyn Nemerov. The complaint alleges that Polo breached the Lauren license agreements by claiming that the license ends at the end of 2003. The complaint also alleges that Ms. Nemerov breached the confidentiality and non-compete provisions of her employment agreement with us. Additionally, Polo is alleged to have induced Ms. Nemerov to breach her employment agreement and Ms. Nemerov is alleged to have induced Polo to breach the Lauren license agreements. We asked the court to enter a judgment for compensatory damages of $550 million, as well as punitive damages, and to enforce the confidentiality and non-compete provisions of Ms. Nemerov's employment agreement. On June 3, 2003, Polo also filed a complaint in the New York State Supreme Court against us, seeking among other things a declaratory judgment that the Lauren license terminates as of December 31, 2003. On June 25, 2003, we filed an amended complaint adding a claim against Ms. Nemerov for conversion, which alleges that Ms. Nemerov wrongfully took and possesses documents containing confidential information regarding us.

    On July 3, 2003, Ms. Nemerov filed a motion to stay our claims against her and to compel arbitration of those claims. We have opposed that motion. Additionally, on July 3, 2003, Polo served a motion on us to dismiss our breach of contract claim, and to stay our claim regarding inducement of Ms. Nemerov's breach of her employment agreement pending the outcome of arbitration. We will oppose this motion.

    We have been named as a defendant in various actions and proceedings arising from our ordinary business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in our opinion, any such liability will not have a material adverse financial effect on us.

Item 4. Submission of Matters to a Vote of Security Holders

The 2003 Annual Meeting of Stockholders was held on May 28, 2003. The proposals submitted to the vote of the stockholders and the results of the votes were as follows:

	For	Against	Withheld	Abstain	Broker Non-Votes
Election of Directors
Peter Boneparth	104,153,996	*	4,987,280	*	-
Sidney Kimmel	103,050,828	*	6,090,448	*	-
Geraldine Stutz	105,444,407	*	3,696,869	*	-
Howard Gittis	100,866,956	*	8,274,320	*	-
Anthony F. Scarpa	100,796,021	*	8,345,255	*	-
Matthew H. Kamens	102,404,987	*	6,736,289	*	-
Michael L. Tarnopol	102,330,522	*	6,810,754	*	-
J. Robert Kerrey	101,976,263	*	7,165,013	*	-

Ratification of the selection of BDO Seidman, LLP as our independent certified public accountants for 2003	104,361,843	4,038,262	*	741,171	-
Approval of amendments to the 1999 Stock Incentive Plan	81,953,048	26,349,686	*	838,542	-

_____________
*Not Applicable

Item 5. Other information

Statement Regarding Forward-looking Disclosure

    This Report includes, and incorporates by reference, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding our expected financial position, business and financing plans are forward-looking statements. The words "believes," "expects," "plans," "intends," "anticipates" and similar expressions identify forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of national and regional economic conditions, lowered levels of consumer spending resulting from a general economic downturn or generally reduced shopping activity caused by public safety concerns, the performance of our products within the prevailing retail environment, customer acceptance of both new designs and newly-introduced product lines, financial difficulties encountered by customers, the effects of vigorous competition in the markets in which we operate, the integration of the organizations and operations of any acquired businesses into our existing organization and operations, the termination of the licenses with Polo Ralph Lauren Corporation, our foreign operations and manufacturing, changes in the costs of raw materials, labor and advertising, and our ability to secure and protect trademarks and other intellectual property rights. All statements other than statements of historical facts included in this Report, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in this Report in conjunction with the forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    See Exhibit Index.

(b) Reports on Form 8-K

    During the fiscal quarter ended July 5, 2003, we filed the following Current Reports on Form 8-K with the SEC.

(1)	We filed a Current Report on Form 8-K, dated June 2, 2003, revising Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2002 (the "10-K") solely for the purpose of conforming Item 7 of the 10-K to the new requirements of SEC Regulation G and Item 10 of Regulation S-K by removing all references to non-GAAP financial measures.

(2)	We filed a Current Report on Form 8-K, dated June 3, 2003, announcing the filing of a $550 million breach of contract suit against Polo Ralph Lauren Corporation and Jackwyn Nemerov, our former President, and the launch of a Jones New York lifestyle brand into better department store distribution for Spring 2004.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JONES APPAREL GROUP, INC.
(Registrant)

Date: August 14, 2003	By /s/ Peter Boneparth PETER BONEPARTH Chief Executive Officer By /s/ Wesley R. Card WESLEY R. CARD Chief Operating and Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1*	Waiver and Amendment No. 2 to the Five-Year Credit Agreement dated as of June 10, 2003, among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the banks, financial institutions and other institutional lenders parties to the Five-Year Credit Agreement referred to therein and Wachovia Bank, National Association, as agent.

10.2*	Three Year Credit Agreement dated as of June 10, 2003, by and among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank and Citibank, N.A., as Syndication Agents and Fleet National Bank and Bank of America, N.A., as Documentation Agents.

31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________
* Filed herewith.