Form 10-Q
period 2003-10-04
JONES APPAREL GROUP INC
filed 2003-11-14
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes [x] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock $.01 par value	Outstanding at November 12, 2003 126,336,124

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in millions except per share data)

	October 4, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 194.2	$ 283.3
Accounts receivable, net of allowances of $48.3 and $38.6 for doubtful accounts, discounts, returns and co-op advertising	620.9	389.3
Inventories	554.9	529.6
Deferred taxes	77.9	80.8
Prepaid expenses and other current assets	50.1	35.2

TOTAL CURRENT ASSETS	1,498.0	1,318.2
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization	256.5	249.3
GOODWILL, less accumulated amortization	1,587.7	1,541.2
OTHER INTANGIBLES, at cost, less accumulated amortization	670.7	677.3
OTHER ASSETS	49.9	66.6

	$ 4,062.8	$ 3,852.6

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$ 180.5	$ 6.3
Accounts payable	200.3	230.2
Income taxes payable	48.1	26.0
Accrued employee compensation	32.2	40.2
Accrued expenses and other current liabilities	105.9	124.6

TOTAL CURRENT LIABILITIES	567.0	427.3

NONCURRENT LIABILITIES:
Long-term debt	787.3	955.7
Obligations under capital leases	44.0	22.4
Deferred taxes	107.4	98.6
Other	48.8	45.1

TOTAL NONCURRENT LIABILITIES	987.5	1,121.8

TOTAL LIABILITIES	1,554.5	1,549.1

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-	-
Common stock, $.01 par value - shares authorized 200.0; issued 148.0 and 147.1	1.5	1.5
Additional paid-in capital	1,163.0	1,143.8
Retained earnings	1,915.5	1,638.8
Accumulated other comprehensive income	5.8	4.8

	3,085.8	2,788.9
Less treasury stock, 21.9 and 18.7 shares, at cost	(577.5)	(485.4)

TOTAL STOCKHOLDERS' EQUITY	2,508.3	2,303.5

	$ 4,062.8	$ 3,852.6

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Income
(Unaudited)
(All amounts in millions except per share data)

	Fiscal Quarter Ended		Fiscal Nine Months Ended
	October 4, 2003	October 5, 2002	October 4, 2003	October 5, 2002

Net sales	$ 1,171.1	$ 1,271.0	$ 3,372.6	$ 3,357.4
Licensing income (net)	9.4	6.5	22.6	19.0

Total revenues	1,180.5	1,277.5	3,395.2	3,376.4
Cost of goods sold	752.1	793.1	2,108.2	2,054.4

Gross profit	428.4	484.4	1,287.0	1,322.0
Selling, general and administrative expenses	264.4	262.7	786.3	795.8
Executive compensation obligations	-	-	-	31.9

Operating income	164.0	221.7	500.7	494.3
Interest income	0.8	2.5	2.4	3.5
Interest expense and financing costs	14.7	16.6	44.5	47.8
Equity in earnings of unconsolidated affiliates	0.6	0.7	1.7	0.7

Income before provision for income taxes	150.7	208.3	460.3	450.7
Provision for income taxes	56.8	78.5	173.5	170.0

Income before cumulative effect of change in accounting principle	93.9	129.8	286.8	280.7
Cumulative effect of change in accounting for intangible assets, net of tax	-	-	-	13.8

Net income	$ 93.9	$ 129.8	$ 286.8	$ 266.9

Earnings per share
Basic
Income before cumulative effect of change in accounting principle	$0.74	$1.00	$2.25	$2.19
Cumulative effect of change in accounting intangible assets	-	-	-	0.11

Basic earnings per share	$0.74	$1.00	$2.25	$2.08

Diluted
Income before cumulative effect of change in accounting principle	$0.71	$0.95	$2.15	$2.07
Cumulative effect of change in accounting intangible assets	-	-	-	0.10

Diluted earnings per share	$0.71	$0.95	$2.15	$1.97

Weighted average common shares and share equivalents outstanding
Basic	126.6	129.4	127.6	128.0
Diluted	135.7	139.7	136.6	138.9

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited)
(All amounts in millions except per share data)

	Number of common shares outstanding	Total stock- holders' equity	Common stock	Additional paid-in capital	Retained earnings	Accumu- lated other compre- hensive income (loss)	Treasury stock
Balance, January 1, 2002	125.7	$1,905.4	$ 1.4	$974.3	$1,320.3	$ 0.5	$(391.1)
Fiscal nine months ended October 5, 2002:
Comprehensive income:
Net income	-	266.9	-	-	266.9	-	-
Change in fair value of cash flow hedges, net of $0.3 tax	-	(0.4)	-	-	-	(0.4)	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.5 tax	-	(0.8)	-	-	-	(0.8)	-
Foreign currency translation adjustments	-	(0.1)	-	-	-	(0.1)	-

Total comprehensive income		265.6

Treasury stock reissued for acquisition of Gloria Vanderbilt	0.6	20.0	-	10.1	-	-	9.9
Treasury stock reissued for acquisition of l.e.i.	1.0	36.3	-	11.3	-	-	25.0
Amortization expense in connection with employee stock options and restricted stock	-	12.6	-	12.6	-	-	-
Exercise of employee stock options	2.7	62.2	-	62.2	-	-	-
Tax benefit derived from exercise of employee stock options	-	12.7	-	12.7	-	-	-
Treasury stock acquired	(1.0)	(29.5)	-	-	-	-	(29.5)

Balance, October 5, 2002	129.0	$2,285.3	$ 1.4	$1,083.2	$1,587.2	$(0.8)	$(385.7)

Balance, January 1, 2003	128.4	$2,303.5	$ 1.5	$1,143.8	$1,638.8	$ 4.8	$(485.4)
Fiscal nine months ended October 4, 2003:
Comprehensive income:
Net income	-	286.8	-	-	286.8	-	-
Change in fair value of cash flow hedges, net of $0.8 tax	-	(1.1)	-	-	-	(1.1)	-
Reclassification adjustment for hedge gains and losses included in net income, net of $1.3 tax	-	(2.4)	-	-	-	(2.4)	-
Foreign currency translation adjustments	-	4.5	-	-	-	4.5	-

Total comprehensive income		287.8

Issuance of restricted stock to employees	0.4	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	7.5	-	7.5	-	-	-
Exercise of employee stock options	0.5	10.0	-	10.0	-	-	-
Tax benefit derived from exercise of employee stock options	-	1.7	-	1.7	-	-	-
Dividends on common stock ($0.08 per share)	-	(10.1)	-	-	(10.1)	-	-
Treasury stock acquired	(3.2)	(92.1)	-	-	-	-	(92.1)

Balance, October 4, 2003	126.1	$2,508.3	$ 1.5	$1,163.0	$1,915.5	$ 5.8	$(577.5)

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(All amounts in millions)

	Fiscal Nine Months Ended
	October 4, 2003	October 5, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 286.8	$ 266.9

Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Cumulative effect of change in accounting principle	-	13.8
Amortization of original issue discount	11.3	11.0
Trademark impairment losses	-	5.8
Depreciation and other amortization	59.9	57.8
Provision for losses on accounts receivable	1.0	2.6
Deferred taxes	14.4	0.3
Gain on short sale of U.S. Treasury securities	(6.6)	(11.0)
Other	(0.7)	0.2
Changes in operating assets and liabilities:
Accounts receivable	(231.5)	(182.5)
Inventories	(23.4)	76.0
Prepaid expenses and other current assets	(20.3)	(0.2)
Other assets	16.8	15.9
Accounts payable	(31.0)	57.5
Income taxes payable	23.5	66.7
Accrued expenses and other liabilities	(23.7)	(10.5)

Total adjustments	(210.3)	103.4

Net cash provided by operating activities	76.5	370.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	-	(332.7)
Capital expenditures	(40.3)	(40.3)
Net cash relating to sales of U.S. Treasury securities	12.2	9.2
Additional consideration paid for acquisition of Gloria Vanderbilt	(54.0)	-
Payments relating to acquisition of Victoria	-	(2.0)
Payments relating to acquisition of l.e.i.	(0.1)	-
Repayment of loans to officers	-	2.0
Proceeds from sales of property, plant and equipment	25.4	0.3
Acquisition of intangibles	(6.0)	(2.8)
Other	0.2	(0.1)

Net cash used in investing activities	(62.6)	(366.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under long-term credit facilities	-	56.0
Repayment of long-term debt	(7.4)	(2.0)
Refinancing of acquired debt	-	(126.9)
Principal payments on capital leases	(4.0)	(11.6)
Purchases of treasury stock	(92.1)	(29.5)
Dividends paid	(10.1)	-
Proceeds from exercise of employee stock options	10.0	62.2

Net cash used in financing activities	(103.6)	(51.8)

EFFECT OF EXCHANGE RATES ON CASH	0.6	0.1

NET DECREASE IN CASH AND CASH EQUIVALENTS	(89.1)	(47.8)
CASH AND CASH EQUIVALENTS, BEGINNING	283.3	76.5

CASH AND CASH EQUIVALENTS, ENDING	$ 194.2	$ 28.7

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

STOCK OPTIONS

    Prior to January 1, 2003, pursuant to a provision in SFAS No. 123, "Accounting for Stock-Based Compensation," we had elected to continue using the intrinsic-value method of accounting for stock options granted to employees in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense for stock options had been measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount the employee must pay to acquire the stock. Under this approach, we had only recognized compensation expense for options awarded to employees for options granted at below-market prices, with the expense recognized over the vesting period of the options. Had we elected to adopt the fair value approach of SFAS No. 123 upon its effective date, our net income would have decreased accordingly.

    Effective January 1, 2003, we adopted the fair value method of accounting for employee stock options for all options granted after December 31, 2002 pursuant to the "prospective method" set forth in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under this approach, the fair value of the option on the date of grant (as determined by the Black-Scholes option pricing model) is amortized to compensation expense over the option's vesting period.

    Both the stock-based employee compensation cost included in the determination of net income as reported and the stock-based employee compensation cost that would have been included in the determination of net income if the fair value based method had been applied to all awards, as well as the resulting pro forma net income and earnings per share using the fair value approach, are presented in the following table. These pro forma amounts may not be representative of future disclosures, since the fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

	Fiscal Quarter Ended		Fiscal Nine Months Ended
(In millions except per share data)	October 4, 2003	October 5, 2002	October 4, 2003	October 5, 2002

Net income - as reported	$ 93.9	$ 129.8	$ 286.8	$ 266.9
Add: stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	1.7	-	4.7	7.8
Deduct: stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value-based method had been applied to all awards	(2.1)	(7.1)	(14.3)	(30.3)

Net income - pro forma	$ 93.5	$ 122.7	$ 277.2	$ 244.4

Basic earnings per share
As reported	$0.74	$1.00	$2.25	$2.08
Pro forma	$0.74	$0.95	$2.17	$1.91
Diluted earnings per share
As reported	$0.71	$0.95	$2.15	$1.97
Pro forma	$0.71	$0.89	$2.08	$1.81

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

ACCRUED RESTRUCTURING COSTS

    In connection with the acquisitions of Nine West, Judith Jack, McNaughton and Gloria Vanderbilt, we assessed and formulated plans to restructure certain operations of each company. These plans involved the closure of distribution facilities and certain offices. The objectives of the plans were to eliminate unprofitable or marginally profitable lines of business and reduce overhead expenses. During 2002 and 2003, we also restructured several of our operations, including the closing of Canadian and Mexican production facilities, the closing of an administrative, warehouse and preproduction facility in El Paso, Texas and the closing of a warehouse facility in Rural Hall, North Carolina. The accrual of these costs and liabilities, which are included in accrued expenses and other current liabilities, is as follows:

(In millions)	Severance and other employee costs	Closing and consolidation of facilities	Total
Balance, December 31, 2001	$ 11.2	$ 4.2	$ 15.4
Net additions	0.5	1.7	2.2
Payments and reductions	(6.1)	(1.6)	(7.7)

Balance, October 5, 2002	$ 5.6	$ 4.3	$ 9.9

Balance, December 31, 2002	$ 7.5	$ 2.0	$ 9.5
Net additions	0.6	-	0.6
Payments and reductions	(6.1)	(0.5)	(6.6)

Balance, October 4, 2003	$ 2.0	$ 1.5	$ 3.5

    Estimated severance payments and other employee costs of $2.0 million accrued at October 4, 2003 relate to the remaining estimated severance costs for an estimated 242 employees at locations to be closed. Employee groups affected (totaling an estimated 853 employees) include accounting, administrative, customer service, manufacturing, production, warehouse and management personnel at locations closed or to be closed and duplicate corporate headquarters management and administrative personnel.

    The $0.6 million net addition during the first fiscal nine months of 2003 represents a $0.1 million increase in severance accruals related to acquisitions, which was recorded as goodwill, and a net $0.5 million accrual charged to operations relating to severance costs related to the closing and consolidation of existing facilities. The $0.5 million net addition during the first fiscal nine months of 2002 represents a net reversal of $0.9 million of the accrual related to acquisitions, which was recorded as a reduction of goodwill, and a $1.4 million accrual charged to operations relating to severance costs related to the closing and consolidation of existing facilities.

    During the first fiscal nine months of each of 2003 and 2002, $6.1 million of the reserve was utilized (relating to partial or full severance and related costs for 412 and 220 employees, respectively).

    The $1.5 million accrued at October 4, 2003 for the consolidation of facilities relates to expected costs to be incurred, including lease obligations, for closing certain acquired facilities in connection with consolidating their operations into our other existing facilities, as well as the closing of the Canadian production facility.

    The $1.7 million net addition for the first fiscal nine months of 2002 consisted of a $0.5 million charge to operations related to the closing of the Canadian production facility and $1.2 million of severance and related costs for the closing and consolidation of existing facilities, which was recorded as an increase to goodwill.

    Our plans have not been finalized in all areas, and additional restructuring costs may result as we continue to evaluate and assess the impact of duplicate responsibilities, warehouses and office locations. We do not expect any final adjustments to be material. Any additional costs will be charged to operations in the period in which they occur.

INVENTORIES

    Inventories are summarized as follows (in millions):

	October 4, 2003	December 31, 2002
Raw materials	$ 25.6	$ 29.6
Work in process	49.5	30.1
Finished goods	479.8	469.9

	$ 554.9	$ 529.6

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

    At October 4, 2003, we had outstanding foreign exchange contracts to purchase a total of US$10.0 million through February 2004.

    For the periods July 2002 through October 2002 and June 1999 through January 2001, we had employed an interest rate hedging strategy utilizing swaps to effectively float a portion of our interest rate exposure on our fixed rate financing arrangements. The termination of these interest rate swaps generated pre-tax gains of $21.6 million and $8.3 million, respectively, which is being amortized as a reduction of interest expense over the remaining terms of the interest rate swap agreements, with approximately $8.0 million of pre-tax income to be reclassified into earnings within the next 12 months.

    During the first fiscal nine months of 2003, no material amounts were reclassified from other comprehensive income to earnings relating to cash flow hedges. If foreign currency exchange rates do not change from their October 4, 2003 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months also will not be material. The actual amounts that will be reclassified to earnings over the next 12 months could vary, however, as a result of changes in market conditions.

STATEMENT OF CASH FLOWS

Fiscal Nine Months Ended: (In millions)	October 4, 2003	October 5, 2002
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 30.1	$ 31.7
Income taxes	134.7	100.7

Supplemental disclosures of non-cash investing and financing activities:
Tax benefits related to exercise of employee stock options	1.7	12.7
Treasury stock reissued for acquisitions	-	34.9
Equipment acquired through capital lease financing	26.5	3.9

Details of acquisitions:
Fair value of assets acquired	$ -	$ 603.9
Liabilities assumed	-	(193.3)
Common stock and options issued	-	(56.3)

Cash paid for acquisitions	-	354.3
Cash acquired in acquisitions	-	(21.6)

Net cash paid for acquisitions	$ -	$ 332.7

SEGMENT INFORMATION

    We identify operating segments based on, among other things, the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operations are comprised of four reportable segments: wholesale better apparel, wholesale moderate apparel, wholesale footwear and accessories, and retail. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores, the retail segment includes operations by our own stores, and income and expenses related to trademarks, licenses and general corporate functions are reported under "other and eliminations." We define segment income as operating income before net interest expense, equity in earnings of unconsolidated affiliates and income taxes. Summarized below are our segment revenues and income (loss) by reportable segment for the fiscal quarters and fiscal nine months ended October 4, 2003 and October 5, 2002.

(In millions)	Wholesale Better Apparel	Wholesale Moderate Apparel	Wholesale Footwear & Accessories	Retail	Other & Eliminations	Consolidated
For the fiscal quarter ended October 4, 2003
Revenues from external customers	$ 410.6	$ 355.1	$ 240.8	$ 164.6	$ 9.4	$ 1,180.5
Intersegment revenues	26.8	2.9	18.9	-	(48.6)	-

Total revenues	437.4	358.0	259.7	164.6	(39.2)	1,180.5

Segment income (loss)	$ 60.0	$ 44.4	$ 49.7	$ 15.8	$ (5.9)	164.0

Net interest expense						(13.9)
Equity in earnings of unconsolidated affiliates						0.6

Income before provision for income taxes						$ 150.7

For the fiscal quarter ended October 5, 2002
Revenues from external customers	$ 508.2	$ 341.8	$ 255.4	$ 165.6	$ 6.5	$ 1,277.5
Intersegment revenues	27.9	3.8	21.1	-	(52.8)	-

Total revenues	536.1	345.6	276.5	165.6	(46.3)	1,277.5

Segment income (loss)	$ 128.0	$ 39.8	$ 49.2	$ 11.8	$ (7.1)	221.7

Net interest expense						(14.1)
Equity in earnings of unconsolidated affiliates						0.7

Income before provision for income taxes						$ 208.3

For the fiscal nine months ended October 4, 2003
Revenues from external customers	$ 1,173.9	$ 1,053.7	$ 663.0	$ 482.0	$ 22.6	$ 3,395.2
Intersegment revenues	69.3	11.5	48.5	-	(129.3)	-

Total revenues	1,243.2	1,065.2	711.5	482.0	(106.7)	3,395.2

Segment income (loss)	$ 209.8	$ 148.2	$ 125.2	$ 39.1	$ (21.6)	500.7

Net interest expense						(42.1)
Equity in earnings of unconsolidated affiliates						1.7

Income before provision for income taxes						$ 460.3

For the fiscal nine months ended October 5, 2002
Revenues from external customers	$ 1,325.9	$ 822.4	$ 700.1	$ 509.0	$ 19.0	$ 3,376.4
Intersegment revenues	75.9	9.5	58.5	-	(143.9)	-

Total revenues	1,401.8	831.9	758.6	509.0	(124.9)	3,376.4

Segment income (loss)	$ 301.9	$ 111.1	$ 99.7	$ 41.7	$ (60.1)	494.3

Net interest expense						(44.3)
Equity in earnings of unconsolidated affiliates						0.7

Income before provision for income taxes						$ 450.7

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

    The following condensed consolidating balance sheets, statements of income and statements of cash flows for the Issuers and our other subsidiaries have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Separate financial statements and other disclosures concerning Jones are not presented as Jones has no independent operations or assets. There are no contractual restrictions on distributions from Jones USA, Jones Holdings, Nine West Footwear or Jones Retail to Jones. On January 1, 2003, the retail operations of Nine West were merged with the operations of Melru Corporation to form Jones Retail, with the remaining Nine West wholesale operations continuing as Nine West Footwear. As a result, the condensed consolidating balance sheet for December 31, 2002 and the statements of income and statements of cash flows for the third fiscal quarter and first fiscal nine months of 2002 have been restated for comparison purposes.

Condensed Consolidating Balance Sheets
(In millions)

                                                            October 4, 2003                            December 31, 2002
                                                -----------------------------------------  -----------------------------------------
                                                                         Elim-      Cons-                           Elim-      Cons-
                                                  Issuers    Others   inations   olidated    Issuers    Others   inations   olidated
                                                -----------------------------------------  -----------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                     $   149.6 $    44.6 $        -  $   194.2  $   256.2 $    27.1 $        -  $   283.3
  Accounts receivable - net                         330.2     290.7          -      620.9      184.8     204.5          -      389.3
  Inventories                                       286.5     268.8       (0.4)     554.9      285.7     244.2       (0.3)     529.6
  Prepaid and refundable income taxes                 2.3       0.4       (2.7)         -        0.7       1.4       (2.1)         -
  Deferred taxes                                     41.7      36.2          -       77.9       50.0      30.8          -       80.8
  Prepaid expenses and other current assets          33.6      16.5          -       50.1       25.2      10.0          -       35.2
                                                -----------------------------------------  -----------------------------------------
     TOTAL CURRENT ASSETS                           843.9     657.2       (3.1)   1,498.0      802.6     518.0       (2.4)   1,318.2

Property, plant and equipment - net                 129.5     127.0          -      256.5      156.1      93.2          -      249.3
Due from affiliates                                 498.7     504.2   (1,002.9)         -      557.5     420.5     (978.0)         -
Goodwill - net                                      646.3     941.4          -    1,587.7      646.3     894.9          -    1,541.2
Other intangibles - net                             167.4     503.3          -      670.7      173.5     503.8          -      677.3
Investments in subsidiaries                       3,027.8         -   (3,027.8)         -    2,611.5      24.7   (2,636.2)         -
Deferred taxes                                          -         -          -          -        6.5         -       (6.5)         -
Other assets                                         30.6      20.4       (1.1)      49.9       43.0      23.8       (0.2)      66.6
                                                -----------------------------------------  -----------------------------------------
                                                $ 5,344.2 $ 2,753.5 $ (4,034.9) $ 4,062.8  $ 4,997.0 $ 2,478.9 $ (3,623.3) $ 3,852.6
                                                =========================================  =========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt and
    capital lease obligations                   $   179.1 $     1.4 $        -  $   180.5  $     6.3 $       - $        -  $     6.3
  Accounts payable                                  102.0      98.3          -      200.3      152.5      77.7          -      230.2
  Income taxes payable                               50.3       6.1       (8.3)      48.1       20.2       7.8       (2.0)      26.0
  Accrued expenses and other current liabilities     91.7      46.4          -      138.1      100.5      64.3          -      164.8
                                                -----------------------------------------  -----------------------------------------
    TOTAL CURRENT LIABILITIES                       423.1     152.2       (8.3)     567.0      279.5     149.8       (2.0)     427.3
                                                -----------------------------------------  -----------------------------------------
NONCURRENT LIABILITIES:
  Long-term debt                                    787.3         -          -      787.3      955.7         -          -      955.7
  Obligations under capital leases                   18.9      25.1          -       44.0       22.4         -          -       22.4
  Deferred taxes                                     18.3      89.1          -      107.4       26.3      78.8       (6.5)      98.6
  Due to affiliates                                 503.8     499.1   (1,002.9)         -      492.0     486.0     (978.0)         -
  Other                                              33.9      14.9          -       48.8       41.2       3.9          -       45.1
                                                -----------------------------------------  -----------------------------------------
    TOTAL NONCURRENT LIABILITIES                  1,362.2     628.2   (1,002.9)     987.5    1,537.6     568.7     (984.5)   1,121.8
                                                -----------------------------------------  -----------------------------------------
    TOTAL LIABILITIES                             1,785.3     780.4   (1,011.2)   1,554.5    1,817.1     718.5     (986.5)   1,549.1
                                                -----------------------------------------  -----------------------------------------
STOCKHOLDERS' EQUITY:
  Common stock and additional paid-in capital     1,953.9   1,206.4   (1,995.8)   1,164.5    1,969.4   1,178.3   (2,002.4)   1,145.3
  Retained earnings                               2,161.2     765.5   (1,011.2)   1,915.5    1,673.3     588.5     (623.0)   1,638.8
  Accumulated other comprehensive income (loss)      21.3       1.2      (16.7)       5.8       22.6      (6.4)     (11.4)       4.8
                                                -----------------------------------------  -----------------------------------------
                                                  4,136.4   1,973.1   (3,023.7)   3,085.8    3,665.3   1,760.4   (2,636.8)   2,788.9
  Less treasury stock                              (577.5)        -          -     (577.5)    (485.4)        -          -     (485.4)
                                                -----------------------------------------  -----------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                    3,558.9   1,973.1   (3,023.7)   2,508.3    3,179.9   1,760.4   (2,636.8)   2,303.5
                                                -----------------------------------------  -----------------------------------------
                                                $ 5,344.2 $ 2,753.5 $ (4,034.9) $ 4,062.8  $ 4,997.0 $ 2,478.9 $ (3,623.3) $ 3,852.6
                                                =========================================  =========================================

Condensed Consolidating Statements of Income
(In millions)

                                                   Fiscal Quarter Ended October 4, 2003       Fiscal Quarter Ended October 5, 2002
                                                -----------------------------------------  -----------------------------------------
                                                                         Elim-      Cons-                           Elim-      Cons-
                                                  Issuers    Others   inations   olidated    Issuers    Others   inations   olidated
                                                -----------------------------------------  -----------------------------------------

Net sales                                       $   677.0   $ 501.3    $  (7.2) $ 1,171.1  $   808.8   $ 467.5   $   (5.3) $ 1,271.0
Licensing income (net)                                  -       9.4          -        9.4          -       6.5          -        6.5
                                                -----------------------------------------  -----------------------------------------
  Total revenues                                    677.0     510.7       (7.2)   1,180.5      808.8     474.0       (5.3)   1,277.5
Cost of goods sold                                  403.6     352.9       (4.4)     752.1      466.0     330.4       (3.3)     793.1
                                                -----------------------------------------  -----------------------------------------
  Gross profit                                      273.4     157.8       (2.8)     428.4      342.8     143.6       (2.0)     484.4
Selling, general and administrative expenses        199.8      67.3       (2.7)     264.4      220.9      43.3       (1.5)     262.7
                                                -----------------------------------------  -----------------------------------------
  Operating income                                   73.6      90.5       (0.1)     164.0      121.9     100.3       (0.5)     221.7
Net interest expense (income) and financing costs    13.6       0.3          -       13.9       14.2      (0.1)         -       14.1
Equity in earnings of unconsolidated affiliates       0.6       0.4       (0.4)       0.6        0.7         -          -        0.7
                                                -----------------------------------------  -----------------------------------------
  Income before provision for income taxes
    and equity in earnings of subsidiaries           60.6      90.6       (0.5)     150.7      108.4     100.4       (0.5)     208.3
Provision for income taxes                           25.7      31.6       (0.5)      56.8       42.9      41.1       (5.5)      78.5
Equity in earnings of subsidiaries                   58.4         -      (58.4)         -      110.2         -     (110.2)         -
                                                -----------------------------------------  -----------------------------------------
  Net income                                    $    93.3   $  59.0   $  (58.4) $    93.9  $   175.7   $  59.3   $ (105.2) $   129.8
                                                =========================================  =========================================

                                                 Fiscal Nine Months Ended October 4, 2003   Fiscal Nine Months Ended October 5, 2002
                                                -----------------------------------------  -----------------------------------------
                                                                         Elim-      Cons-                           Elim-      Cons-
                                                  Issuers    Others   inations   olidated    Issuers    Others   inations   olidated
                                                -----------------------------------------  -----------------------------------------

Net sales                                       $ 1,915.4 $ 1,476.5    $ (19.3) $ 3,372.6  $ 2,196.3 $ 1,175.2   $  (14.1) $ 3,357.4
Licensing income (net)                                  -      22.6          -       22.6          -      19.0          -       19.0
                                                -----------------------------------------  -----------------------------------------
  Total revenues                                  1,915.4   1,499.1      (19.3)   3,395.2    2,196.3   1,194.2      (14.1)   3,376.4
Cost of goods sold                                1,097.2   1,023.9      (12.9)   2,108.2    1,267.6     818.6      (31.8)   2,054.4
                                                -----------------------------------------  -----------------------------------------
  Gross profit                                      818.2     475.2       (6.4)   1,287.0      928.7     375.6       17.7    1,322.0
Selling, general and administrative expenses        591.9     198.3       (3.9)     786.3      685.6     147.2       (5.1)     827.7
                                                -----------------------------------------  -----------------------------------------
  Operating income                                  226.3     276.9       (2.5)     500.7      243.1     228.4       22.8      494.3
Net interest expense (income) and financing costs    39.7       2.4          -       42.1       46.2      (1.9)         -       44.3
Equity in earnings of unconsolidated affiliates       1.9       0.7       (0.9)       1.7        0.7         -          -        0.7
                                                -----------------------------------------  -----------------------------------------
  Income before provision for income taxes
    and equity in earnings of subsidiaries          188.5     275.2       (3.4)     460.3      197.6     230.3       22.8      450.7
Provision for income taxes                           81.1      98.2       (5.8)     173.5       90.5      86.4       (6.9)     170.0
Equity in earnings of subsidiaries                  430.7         -     (430.7)         -      206.3         -     (206.3)         -
                                                -----------------------------------------  -----------------------------------------
  Income before cumulative effect of change
    in accounting principle                         538.1     177.0     (428.3)     286.8      313.4     143.9     (176.6)     280.7
Cumulative effect of change in accounting
  for intangible assets, net of tax                     -         -          -          -          -      13.8          -       13.8
                                                -----------------------------------------  -----------------------------------------
  Net income                                    $   538.1   $ 177.0   $ (428.3) $   286.8  $   313.4   $ 130.1   $ (176.6) $   266.9
                                                =========================================  =========================================

Condensed Consolidating Statements of Cash Flows
(In millions)

                                                 Fiscal Nine Months Ended October 4, 2003   Fiscal Nine Months Ended October 5, 2002
                                                -----------------------------------------  -----------------------------------------
                                                                        Elim-       Cons-                          Elim-       Cons-
                                                  Issuers    Others  inations    olidated    Issuers    Others  inations    olidated
                                                -----------------------------------------  -----------------------------------------

Net cash provided by (used in)
  operating activities                          $    49.1  $   27.4   $     -    $   76.5  $   372.5   $  (2.2)  $     -    $  370.3
                                                -----------------------------------------  -----------------------------------------
Cash flows from investing activities:
  Acquisitions, net of cash acquired                    -         -         -           -     (332.7)        -         -      (332.7)
  Capital expenditures                              (19.3)    (21.0)        -       (40.3)     (18.1)    (22.2)        -       (40.3)
  Net cash related to sale of U.S.
    Treasury bonds                                   12.2         -         -        12.2        9.2         -         -         9.2
  Payments relating to acquisitions                 (54.1)        -         -       (54.1)      (2.0)        -         -        (2.0)
  Acquisition of intangibles                            -      (6.0)        -        (6.0)         -      (2.8)        -        (2.8)
  Repayments of loans to officers                       -         -         -           -        2.0         -         -         2.0
  Proceeds from sales of property, plant
    and equipment                                     0.6      24.8         -        25.4        0.1       0.2         -         0.3
  Other                                               0.2         -         -         0.2        0.2      (0.3)        -        (0.1)
                                                -----------------------------------------  -----------------------------------------
  Net cash used in investing activities             (60.4)     (2.2)        -       (62.6)    (341.3)    (25.1)        -      (366.4)
                                                -----------------------------------------  -----------------------------------------

Cash flows from financing activities:
  Net borrowings under various
    credit facilities                                   -         -         -           -       56.0         -         -        56.0
  Repayment of long-term debt                           -      (7.4)        -        (7.4)      (1.1)     (0.9)        -        (2.0)
  Refinancing of acquired debt                          -         -         -           -     (126.9)        -         -      (126.9)
  Principal payments on capital leases               (3.2)     (0.8)        -        (4.0)      (8.8)     (2.8)        -       (11.6)
  Purchases of treasury stock                       (92.1)        -         -       (92.1)     (29.5)        -         -       (29.5)
  Dividends paid                                    (10.1)        -         -       (10.1)         -         -         -           -
  Proceeds from exercise of employee
    stock options                                    10.0         -         -        10.0       62.2         -         -        62.2
                                                -----------------------------------------  -----------------------------------------
  Net cash used in financing activities             (95.4)     (8.2)        -      (103.6)     (48.1)     (3.7)        -       (51.8)
                                                -----------------------------------------  -----------------------------------------

Effect of exchange rates on cash                      0.1       0.5         -         0.6          -       0.1         -         0.1
                                                -----------------------------------------  -----------------------------------------

Net increase (decrease) in cash and cash
  equivalents                                      (106.6)     17.5         -       (89.1)     (16.9)    (30.9)        -       (47.8)
Cash and cash equivalents, beginning                256.2      27.1         -       283.3       27.8      48.7         -        76.5
                                                -----------------------------------------  -----------------------------------------
Cash and cash equivalents, ending               $   149.6   $  44.6  $      -    $  194.2  $    10.9   $  17.8   $     -   $    28.7
                                                =========================================  =========================================

EARNINGS PER SHARE

    The computation of basic and diluted earnings per share is as follows:

	Fiscal Quarter Ended		Fiscal Nine Months Ended
(In millions except per share amounts)	October 4, 2003	October 5, 2002	October 4, 2003	October 5, 2002

Basic
Net income	$ 93.9	$ 129.8	$ 286.8	$ 266.9
Weighted average common shares outstanding	126.6	129.4	127.6	128.0

Basic earnings per share	$ 0.74	$ 1.00	$ 2.25	$ 2.08

Diluted
Net income	$ 93.9	$ 129.8	$ 286.8	$ 266.9
Add: interest expense associated with convertible notes, net of tax benefit	2.4	2.3	7.1	6.8

Income available to common shareholders	$ 96.3	$ 132.1	$ 293.9	$ 273.7

Weighted average common shares outstanding	126.6	129.4	127.6	128.0
Effect of dilutive securities:
Employee stock options	1.2	2.4	1.1	3.0
Assumed conversion of convertible notes	7.9	7.9	7.9	7.9

Weighted average common shares and share equivalents outstanding	135.7	139.7	136.6	138.9

Diluted earnings per share	$ 0.71	$ 0.95	$ 2.15	$ 1.97

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

    As a result of the second transaction, which closed in May 2003, we recorded a short-term capital gain of $6.6 million and related interest income of $0.6 million and interest expense and fees of $7.9 million for the fiscal nine months ended October 4, 2003. The net effect of $0.7 million is included in the statement of operations as interest expense.

ACQUISITION

    We have agreed to purchase Kasper A.S.L., Ltd. ("Kasper") for $221 million in cash. The closing is anticipated to occur in early December 2003 and is subject to customary conditions. The acquisition is subject to a plan of reorganization by Kasper that will require, among other things, approval by the requisite holders of Kasper's debt and equity and confirmation by the Bankruptcy Court.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    The following discussion provides information and analysis of our results of operations for the 13 and 40 week periods ended October 4, 2003 (hereinafter referred to as the "third fiscal quarter of 2003" and "first fiscal nine months of 2003," respectively) and the 13 and 40 week periods ended October 5, 2002 (hereinafter referred to as the "third fiscal quarter of 2002" and "first fiscal nine months of 2002," respectively), and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

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

    During the first fiscal nine months of 2002, we recorded a $31.9 million charge relating to contractual obligations under employment contracts, primarily for former President Jackwyn Nemerov and former Vice Chairman Irwin Samelman. The charges under these contracts are comprised of pre-tax amounts totaling $11.8 million for contractual salary and bonus obligations and $18.1 million for non-cash compensation expense resulting from contractual vesting of outstanding stock options and restricted stock. Also included is a pre-tax amount of $2.0 million related to certain obligations under the employment agreement that we entered into with Peter Boneparth when we acquired McNaughton in 2001. These obligations were satisfied in March 2002 when Mr. Boneparth was elected President and designated to become our Chief Executive Officer on May 22, 2002.

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

    On June 3, 2003, we announced that our discussions with Polo regarding the interpretation of the Lauren license had reached an impasse and that, as a result, we had filed a complaint in the New York State Supreme Court against Polo and its affiliates (see "Legal Proceedings"). The complaint alleges that Polo breached the Lauren license agreements by claiming that the license ends at the end of 2003. We asked the court to enter a judgment for compensatory damages of $550 million as well as punitive damages. On June 3, 2003, Polo also filed a complaint in the New York State Supreme Court against us, seeking among other things a declaratory judgment that the Lauren license terminates as of December 31, 2003. On July 25, 2003, we served papers opposing Polo's motion and also served upon Polo a motion seeking summary judgment in Polo's action for a declaratory judgment. On August 12, 2003, Polo filed a cross-motion for summary judgment in that action. These motions were argued on September 30, 2003, and the parties are awaiting decisions.

    We assert within the complaint that Polo's actions fully discharge our obligations under the Lauren license agreements for lines to be sold after December 31, 2003. Therefore, we have ceased development of Lauren products effective with the Spring 2004 season. Our Lauren business represents a significant portion of our sales and profits. Net sales of Lauren products were $141.3 million and $402.0 million for the third fiscal quarter and first fiscal nine months of 2003, respectively. The termination of our exclusive right to manufacture and market clothing under this trademark in the United States, Canada and elsewhere will have a material adverse effect on our results of operations after 2003. While we intend to pursue other opportunities, including internal brands (including a new lifestyle brand under the Jones New York Signature label), acquisitions and licensing options that we have previously been precluded from exploring, there is no guarantee that we will be able to replace all of the net sales of the Lauren brand. However, the loss of the Lauren license will not materially adversely impact our liquidity, and we will continue to have a strong financial position.

    The expiration of the Ralph license will not be material to us in any respect. Net sales of Ralph products were $8.4 million and $24.4 million for the third fiscal quarter and first fiscal nine months of 2003, respectively.

    We and Polo have agreed that, in connection with the expiration of the Ralph license, the Polo Jeans license in Canada will terminate as of December 31, 2003. The termination of the Polo Jeans license in Canada will not be material to us in any respect. Net sales of Polo Jeans products in Canada were $4.5 million and $9.8 million for the third fiscal quarter and first fiscal nine months of 2003, respectively. The dispute between us and Polo does not relate to the Polo Jeans license in the United States, and an end to the Lauren and Ralph licenses and the Polo Jeans license in Canada does not end our longer term Polo Jeans license in the United States or otherwise adversely affect the Polo Jeans license in the United States.

    On July 31, 2002, we announced that we would begin expensing the fair value of employee stock options granted after December 31, 2002 pursuant to the guidelines contained in SFAS No. 123, "Accounting for Stock-Based Compensation" using the "prospective method" set forth in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under this approach, the fair value of the option on the date of grant (as determined by the Black-Scholes option pricing model) is amortized to compensation expense over the option's vesting period. Since the expense to be recorded is dependent on both the timing and the number of options to be granted, we cannot estimate the effect on future results of operations at this time. Prior to January 1, 2003, pursuant to a provision in SFAS No. 123 we had elected to continue using the intrinsic-value method of accounting for stock options granted to employees in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options had been measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount the employee must pay to acquire the stock. Under this approach, we had only recognized compensation expense for stock-based awards to employees for options granted at below-market prices.

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

RESULTS OF OPERATIONS

    Statements of Income Stated in Dollars and as a Percentage of Total Revenues

(In millions)	Fiscal Quarter Ended				Fiscal Nine Months Ended
	October 4, 2003		October 5, 2002		October 4, 2003		October 5, 2002
Net sales	$ 1,171.1	99.2%	$ 1,271.0	99.5%	$ 3,372.6	99.3%	$ 3,357.4	99.4%
Licensing income (net)	9.4	0.8%	6.5	0.5%	22.6	0.7%	19.0	0.6%

Total revenues	1,180.5	100.0%	1,277.5	100.0%	3,395.2	100.0%	3,376.4	100.0%
Cost of goods sold	752.1	63.7%	793.1	62.1%	2,108.2	62.1%	2,054.4	60.8%

Gross profit	428.4	36.3%	484.4	37.9%	1,287.0	37.9%	1,322.0	39.2%
Selling, general and administrative expenses	264.4	22.4%	262.7	20.6%	786.3	23.2%	795.8	23.6%
Executive compensation obligations	-	-	-	-	-	-	31.9	0.9%

Operating income	164.0	13.9%	221.7	17.4%	500.7	14.7%	494.3	14.6%
Net interest expense	13.9	1.2%	14.1	1.1%	42.1	1.2%	44.3	1.3%
Equity in earnings of unconsolidated affiliates	0.6	0.1%	0.7	0.1%	1.7	0.1%	0.7	-

Income before provision for income taxes	150.7	12.8%	208.3	16.3%	460.3	13.6%	450.7	13.3%
Provision for income taxes	56.8	4.8%	78.5	6.1%	173.5	5.1%	170.0	5.0%

Income before cumulative effect of change in accounting principle	93.9	8.0%	129.8	10.2%	286.8	8.4%	280.7	8.3%
Cumulative effect of change in accounting for intangible assets, net of tax	-	-	-	-	-	-	13.8	0.4%

Net income	$ 93.9	8.0%	$ 129.8	10.2%	$ 286.8	8.4%	$ 266.9	7.9%

Percentage totals may not add due to rounding.

Fiscal Quarter Ended October 4, 2003 Compared to Fiscal Quarter Ended October 5, 2002

    Revenues. Total revenues for the third fiscal quarter of 2003 were $1.18 billion compared to $1.28 billion for the third fiscal quarter of 2002, a decrease of 7.6%.

    Revenues by segment were as follows:

(In millions)	Third Fiscal Quarter of 2003	Third Fiscal Quarter of 2002	Increase/ (Decrease)	Percent Change
Wholesale better apparel	$ 410.6	$ 508.2	$(97.6)	(19.2%)
Wholesale moderate apparel	355.1	341.8	13.3	3.9%
Wholesale footwear and accessories	240.8	255.4	(14.6)	(5.7%)
Retail	164.6	165.6	(1.0)	(0.6%)
Other	9.4	6.5	2.9	44.6%

Total revenues	$ 1,180.5	$ 1,277.5	$ (97.0)	(7.6%)

    Wholesale better apparel revenues declined primarily as the result of a decrease in shipments in our Lauren and Ralph lines and an increase in customer allowances and other incentives provided to our retail customers related to the exit of these businesses. Planned decreases in Jones New York career and decreased shipments in our Polo Jeans, Jones New York Sport, Jones New York Dress and Rena Rowan products were offset by increases in our Nine West Apparel and Jones New York Suit product lines.

    Wholesale moderate apparel revenues increased primarily as a result of the product lines obtained as a result of the l.e.i. acquisition being included for the full current period compared to approximately seven weeks in the prior period. Increases were also realized in the Nine & Company and Gloria Vanderbilt businesses, which were offset by reduced shipments of our Norton McNaughton, Evan-Picone, Energie and Erika products.

    The wholesale footwear and accessories business was planned conservatively in light of the uncertain retail climate. These planned reductions impacted shipments of our Nine West accessories and Nine West and Enzo Angiolini footwear product lines, which were somewhat offset by new product lines, including Esprit and Gloria Vanderbilt in both footwear and accessories product categories, as well as the growth of our Bandolino footwear line.

    Retail revenues decreased primarily due to fewer doors within each of our footwear and ready-to-wear concepts compared to the prior period. Combined comparable store sales increased 0.1% for the current period, with footwear stores increasing approximately 0.6% while ready-to-wear stores decreased approximately 2.0%.

    Gross Profit. The gross profit margin decreased to 36.3% in the third fiscal quarter of 2003 compared to 37.9% in the prior period.

    Wholesale better apparel gross profit margins were 36.5% and 42.0% for the third fiscal quarters of 2003 and 2002, respectively. The decrease was a result of higher discounts and customer allowances provided to our retail customers in relation to the discontinuance of the Lauren business as well as higher customer allowances in our Polo Jeans Company business.

    Wholesale moderate apparel gross profit margins were 25.6% and 23.8% for the third fiscal quarters of 2003 and 2002, respectively. The gross profit margin for the third fiscal quarter of 2003 was impacted by a higher level of customer allowances as a result of higher promotions at our retail customers. The gross profit margin for the third fiscal quarter of 2002 was impacted by $13.9 million related to adjustments required under purchase accounting to write up acquired inventories to market value.

    Wholesale footwear and accessories gross profit margins were 33.8% and 33.9% for the third fiscal quarters of 2003 and 2002, respectively. Improved margins in our costume jewelry business as a result of an emphasis on maintaining lower inventory levels, which resulted in lower jewelry sales through the off-price channel, were offset by slightly lower footwear margins.

    Retail gross profit margins were 53.1% and 51.9% for the third fiscal quarters of 2003 and 2002, respectively. The increase was primarily the result of inventory planning that resulted in a higher percentage of full-price sell-throughs and lower promotional activity in our retail stores.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses of $264.4 million in the third fiscal quarter of 2003 represented an increase of $1.7 million from the $262.7 million reported for the third fiscal quarter of 2002. l.e.i. added $4.9 million in the wholesale moderate apparel segment to the third fiscal quarter of 2003, which was offset by lower operating costs in our private label denim business (a result of restructuring and integrating its operations into l.e.i.). Gloria Vanderbilt operating expenses increased due to the addition and expansion of product lines, while royalties and advertising costs relating to our licensed products were lower due to reduced sales.

    Operating Income. The resulting operating income for the third fiscal quarter of 2003 of $164.0 million decreased 26.0%, or $57.7 million, from the $221.7 million for the third fiscal quarter of 2002 due to the factors described above.

    Net Interest Expense. Net interest expense was $13.9 million and $14.1 million for the third fiscal quarters of 2003 and 2002, respectively.

    Provision for Income Taxes. The effective income tax rate was 37.7% for the third fiscal quarters of both 2003 and 2002.

    Net Income and Earnings Per Share. Net income was $93.9 million in the third fiscal quarter of 2003, a decrease of $35.9 million from the net income of $129.8 million earned in 2002. Diluted earnings per share for the third fiscal quarter of 2003 was $0.71 compared to $0.95 for the prior period, on 2.9% fewer shares outstanding.

Fiscal Nine Months Ended October 4, 2003 Compared to Fiscal Nine Months Ended October 5, 2002

    Revenues. Total revenues for the first fiscal nine months of 2003 were $3.40 billion compared to $3.38 billion for the first fiscal nine months of 2002, an increase of 0.6%.

    Revenues by segment were as follows:

(In millions)	First Fiscal Nine Months of 2003	First Fiscal Nine Months of 2002	Increase/ (Decrease)	Percent Change
Wholesale better apparel	$ 1,173.9	$ 1,325.9	$(152.0)	(11.5%)
Wholesale moderate apparel	1,053.7	822.4	231.3	28.1%
Wholesale footwear and accessories	663.0	700.1	(37.1)	(5.3%)
Retail	482.0	509.0	(27.0)	(5.3%)
Other	22.6	19.0	3.6	18.9%

Total revenues	$ 3,395.2	$ 3,376.4	$ 18.8	0.6%

    Wholesale better apparel revenues declined primarily as the result of a decrease in shipments and increased customer allowances of our Polo Jeans, Lauren and Ralph businesses. Other planned decreases in Jones New York career and decreased shipments in our Jones New York Sport, Jones New York Dress and Rena Rowan products were partially offset by increases in our Nine West and Easy Spirit apparel product lines.

    Wholesale moderate apparel revenues increased primarily as a result of the product lines obtained as a result of the Gloria Vanderbilt and l.e.i. acquisitions. Increases were also realized in the Nine & Company and Gloria Vanderbilt businesses during the first fiscal nine months of 2003, which were offset by reduced shipments of our Jones Wear, Energie, Evan-Picone and Erika products.

    The wholesale footwear and accessories business was planned conservatively in light of the uncertain retail climate. These planned reductions significantly impacted shipments of our Nine West accessories and Enzo Angiolini and Nine West footwear product lines, which were somewhat offset by new product lines, including Esprit and Gloria Vanderbilt in both the footwear and accessories product categories, as well as the growth of our Bandolino footwear line.

    Retail revenues decreased primarily due to comparable store sales decreasing approximately 5.0% for footwear and accessories stores and 4.5% for ready-to-wear outlet stores as compared to the prior period. As noted, however, footwear comparable store sales showed marked improvement in the third fiscal quarter of 2003 from the preceding quarters. The overall decreases were a result of a lack of consumer traffic and the challenging retail environment as well as a reduction of five stores from the prior period.

    Gross Profit. The gross profit margin decreased to 37.9% in the first fiscal nine months of 2003 compared to 39.2% in the prior period.

    Wholesale better apparel gross profit margins were 39.8% and 42.0% for the first fiscal nine months of 2003 and 2002, respectively. The decrease was a result of higher discounts and customer allowances provided to our retail customers in relation to the discontinuance of our Lauren business as well as higher customer allowances related to the Polo Jeans Company business. This decrease was partially offset by improved performance of the Jones New York career products at retail, necessitating lower levels of customer allowances, as well as a higher percentage of sales to regular customers and fewer sales through the off-price channel.

    Wholesale moderate apparel gross profit margins were 27.2% and 27.5% for the first fiscal nine months of 2003 and 2002, respectively. The margin for the current period was impacted by a higher level of customer allowances as a result of higher promotions at our retail customers, as well as a higher ratio of off-price to regular price sales during the period. Cost of sales for the first fiscal nine months of 2002 included $23.1 million related to adjustments required under purchase accounting to write up acquired inventories to market value.

    Wholesale footwear and accessories gross profit margins were 34.4% and 32.3% for the first fiscal nine months of 2003 and 2002, respectively. The margin increase, which occurred principally in our costume jewelry business, was driven by our inventory liquidation plan in 2002 and an emphasis on maintaining lower inventory levels, which resulted in lower sales through the off-price channel. Footwear margins decreased due to a higher level of customer allowances in our footwear and accessories product lines as a result of higher promotions at our retail customers.

    Retail gross profit margins were 53.9% and 53.0% for the first fiscal nine months of 2003 and 2002, respectively. The increase was primarily the result of inventory planning which resulted in a higher percentage of full-price sales and lower promotional activity in our retail stores.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses of $786.3 million in the first fiscal nine months of 2003 represented a decrease of $41.4 million from the $827.7 million reported for the first fiscal nine months of 2002. Gloria Vanderbilt and l.e.i. added a total of $28.2 million in the wholesale moderate apparel segment to the first fiscal nine months of 2003, which was somewhat offset by a $11.5 million reduction in our private label denim business (a result of restructuring and integrating its operations into l.e.i.). The reorganization of our costume jewelry business also reduced overhead costs by $11.3 million from the prior period. The remaining decline represents tighter cost controls across the wholesale businesses and leveraging the corporate infrastructure across the organization, eliminating duplicative expenses in our new acquisitions. The prior period reflected $31.9 million of executive compensation costs and a $5.8 million writedown of costume jewelry trademarks in the other and eliminations segment.

    Operating Income. The resulting operating income for the first fiscal nine months of 2003 of $500.7 million increased 1.3%, or $6.4 million, from the $494.3 million for the first fiscal nine months of 2002, due to the factors described above.

    Net Interest Expense. Net interest expense was $42.1 million in the first fiscal nine months of 2003 compared to $44.3 million in the first fiscal nine months of 2002. This was primarily a result of both lower interest rates and lower average borrowings compared to the prior period.

    Provision for Income Taxes. The effective income tax rate was 37.7% for the first fiscal nine months of both 2003 and 2002.

    Net Income and Earnings Per Share. Net income was $286.8 million in the first fiscal nine months of 2003, an increase of $19.9 million from the net income of $266.9 million earned in the first fiscal nine months of 2002. Diluted earnings per share for the first fiscal nine months of 2003 was $2.15 compared to $1.97 for the prior period, on 1.6% fewer shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal capital requirements have been to fund acquisitions, working capital needs, capital expenditures and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations and expansion. As of October 4, 2003, total cash and cash equivalents were $194.2 million, a decrease of $89.1 million from the $283.3 million reported as of December 31, 2002.

    Operating activities provided $76.5 million in the first fiscal nine months of 2003 and provided $370.3 million in the first fiscal nine months of 2002. The change was primarily due to a larger increase in accounts receivable during the first nine months of 2003 compared to the prior period, an increase in inventory levels during the first nine months of 2003 compared to a decrease in the prior period, a decrease in accounts payable levels during the first nine months of 2003 compared to an increase in the prior period and higher levels of estimated tax payments in the current period. The change in accounts receivable was due to the effects in the current period of the businesses acquired during 2002. The change in inventory was due primarily to increases in the current period attributable to our acquired businesses, which used cash, and the liquidation of excess wholesale apparel and jewelry inventories in the prior period, which generated cash. The change in accounts payable was primarily due to reductions in in-transit inventories, changes in global sourcing arrangements and timing differences associated with the settlement of capital markets activities.

    Investing activities used $62.6 million and $366.4 million in the first fiscal nine months of 2003 and 2002, respectively. The change was primarily due to the proceeds from the sale and leaseback of our Virginia warehouse facility in early 2003 and the acquisitions of Gloria Vanderbilt and l.e.i. in 2002.

    Financing activities used $103.6 million in the first fiscal nine months of 2003, primarily to repurchase $92.1 million of our common stock. As of October 4, 2003, a total of $647.1 million had been expended under announced programs to acquire up to $650.0 million of such shares. On July 29, 2003 we announced that our Board of Directors had authorized an additional $150.0 million of share repurchases, bringing the aggregate total to $800.0 million under our repurchase programs. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition. On August 29, 2003, we paid $10.1 million for our first-ever quarterly cash dividend of $.08 per share to all common stockholders of record as of August 15, 2003.

    Financing activities used $51.8 million in the first fiscal nine months of 2002, primarily the result of refinancing $126.9 million of acquired debt and repurchases of $29.5 million of our common stock offset by $56.0 million in net borrowings under revolving credit facilities and $62.2 million in proceeds from the exercise of employee stock options.

    During the first fiscal nine months of 2003, we entered into a sale-leaseback agreement for our Virginia warehouse facility. The gross sale price was $25.9 million, which resulted in a net gain of $7.9 million that has been deferred and is being amortized over the 20-year term of the lease agreement (which has been recorded as a capital lease). In connection with this transaction, we repaid $7.4 million of long-term debt related to the Virginia warehouse facility.

    At October 4, 2003, we had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.4 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for a $700.0 million three-year revolving credit facility (which expires in June 2006 and replaced a similar $850.0 million 364-day revolving credit facility in June 2003) and a $700.0 million five-year revolving credit facility (which expires in June 2004). At October 4, 2003, $148.8 million was outstanding under the three-year revolving credit facility (comprised solely of outstanding letters of credit) and no amounts were outstanding under our five-year revolving credit facility. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require us to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on our ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers and pay dividends.

    In addition to these committed facilities, we have an unsecured uncommitted line of credit for the purpose of issuing letters of credit and bankers' acceptances for McNaughton. As of October 4, 2003, $123.2 million was outstanding under this line of credit.

    At October 4, 2003, we also had a C$25.0 million unsecured line of credit in Canada, under which no amounts were outstanding.

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

    We have two joint ventures with HCL Technologies Limited to provide us with computer consulting, programming and associated support services. On August 31, 2004, we are obligated to contribute approximately $1.0 million of additional capital to the joint ventures in the form of cash or assets. As of October 4, 2003, we have committed to purchase an additional $17.3 million in services from these joint venture companies through June 30, 2007.

    We also have a joint venture with Sutton Developments Pty. Ltd. ("Sutton") to operate retail locations in Australia. We have unconditionally guaranteed up to AU$7.0 million of borrowings under the joint venture's uncommitted credit facility and up to AU$0.4 million of presettlement risk associated with foreign exchange transactions. Sutton is required to reimburse us for 50% of any payments made under these guarantees. At October 4, 2003, the outstanding balance subject to these guarantees was approximately $0.7 million.

    The terms of the acquisition agreement for Judith Jack require us to pay the seller additional cash consideration of $2.00 for each $1.00 of Judith Jack's earnings before interest and taxes (as defined in the asset purchase agreement) that exceeds certain targeted levels for each of the years ending December 31, 2001, 2002 and 2003. No payments were required for either 2001 or 2002.

    On April 8, 2002, we completed the acquisition of Gloria Vanderbilt. The aggregate purchase price was approximately $100.9 million, which included payments to the selling shareholders of $80.9 million in cash and the issuance of approximately 0.6 million shares of our common stock. We also assumed approximately $43.7 million of Gloria Vanderbilt's funded debt and accrued interest, which we subsequently refinanced. The terms of the acquisition agreement for Gloria Vanderbilt required us to pay the former Gloria Vanderbilt shareholders additional consideration of $4.50 for each $1.00 of Gloria Vanderbilt's earnings before interest and taxes (as defined in the stock purchase agreement) that exceeded certain targeted levels for the 12 months following the completion of the acquisition, up to a maximum of $54.0 million. The maximum additional consideration was paid in cash on July 7, 2003 and was recorded first as a reduction of the liability resulting from the fair value of assets acquired exceeding the purchase price, with the remaining balance of $45.1 million being recorded as goodwill in the third fiscal quarter of 2003.

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

    On October 28, 2003, we announced that the Board of Directors had declared a quarterly cash dividend of $.08 per share to all common stockholders of record as of November 14, 2003 for payment on November 28, 2003.

    We may redeem, at our option, our Zero Coupon Convertible Senior Notes due 2021 ("Convertible Notes") at any time for cash on or after February 1, 2004. Any noteholder may also require us to purchase such holder's Convertible Notes as of February 1, 2004. We are actively considering calling the Convertible Notes for redemption at that time. The redemption of the Convertible Notes would require an aggregate cash payment of approximately $446.6 million.

    We believe that cash on hand, funds generated by operations, the Senior Credit Facilities and the McNaughton and Canadian lines of credit, as well as proceeds from any future issuance of debt securities, will provide the financial resources sufficient to meet our foreseeable working capital, capital expenditure, dividend and stock repurchase requirements, fund our contractual obligations and our contingent liabilities and commitments, fund the redemption of our Convertible Notes and meet any ongoing obligations to the seller of Judith Jack and the selling shareholders and certain employees of l.e.i.

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

    The primary interest rate exposures on floating rate financing arrangements are with respect to United States and Canadian short-term interest rates. We had approximately $1.4 billion in variable rate facilities at October 4, 2003.

    At October 4, 2003, we had outstanding Canadian foreign exchange contracts to purchase a total of 10.0 million U.S. dollars through February 2004. We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. We are exposed to credit-related losses if the counterparty to the financial instruments fails to perform its obligations. However, we do not expect the counterparty, which presently has high credit ratings, to fail to meet its obligations.

    For further information see "Derivatives" in the Notes to Consolidated Financial Statements.

Item 4. Controls and Procedures

    As required by Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Operating and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our President and Chief Executive Officer and our Chief Operating and Financial Officer concluded that both our disclosure controls and procedures and our internal controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

    There have been no changes in our internal controls or in other factors that could significantly affect internal controls during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

    On July 3, 2003, Ms. Nemerov filed a motion to stay our claims against her and to compel arbitration of those claims. We have opposed that motion. Additionally, on July 3, 2003, Polo served a motion on us to dismiss our breach of contract claim, and to stay our claim regarding inducement of Ms. Nemerov's breach of her employment agreement pending the outcome of arbitration. On July 8, 2003, we served papers opposing Nemerov's motion. On July 25, 2003, we served papers opposing Polo's motion and also served upon Polo a motion seeking summary judgment in Polo's action for a declaratory judgment. On August 12, 2003, Polo filed a cross-motion for summary judgment in that action. The four motions were argued on September 30, 2003, and the parties are awaiting decisions.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    See Exhibit Index.

(b) Reports on Form 8-K

    During the fiscal quarter ended October 4, 2003, we filed the following Current Reports on Form 8-K with the SEC.

(1)	We filed a Current Report on Form 8-K, dated July 29, 2003, announcing our results of operations for the fiscal quarter ended July 5, 2003, as well as:
  announcing the launch of the Jones New York Signature product line for Spring 2004;
  providing guidance for 2003 and 2004;
  announcing our intention to bid on Kasper;
  announcing a quarterly dividend of $.08 per share;
  authorizing an additional $150 million stock repurchase program; and
  announcing the addition of Ann Reese to the Board of Directors.

(2)	We filed a Current Report on Form 8-K, dated August 7, 2003, announcing that the Special Committee of the Board of Directors of Kasper had determined that we had made the highest offer to purchase Kasper at the previously announced auction.

(3)	We filed a Current Report on Form 8-K, dated August 14, 2003, announcing that the Bankruptcy Court had approved our agreement to purchase Kasper.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JONES APPAREL GROUP, INC.
(Registrant)

Date: November 14, 2003	By /s/ Peter Boneparth PETER BONEPARTH Chief Executive Officer By /s/ Wesley R. Card WESLEY R. CARD Chief Operating and Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1*	Purchase Agreement dated as of August 7, 2003 between Kasper A.S.L., Ltd. and Jones Apparel Group, Inc.
31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________
* Filed herewith.