Form 10-K
period 2003-12-31
JONES APPAREL GROUP INC
filed 2004-03-12
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission file number 1-10746

JONES APPAREL GROUP, INC.
 (Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	06-0935166 (I.R.S. Employer Identification No.)

250 Rittenhouse Circle, Bristol, Pennsylvania (Address of principal executive offices)	19007 (Zip Code)

Registrant's telephone number, including area code: (215) 785-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.01 par value	Name of each exchange on which registered New York Stock Exchange, Inc.

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

    The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the registrant's common stock as reported on the New York Stock Exchange composite tape on July 3, 2003, was approximately $3,794,816,924.

    As of March 11, 2004, 126,104,431 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:

Document	Part
Those portions of the registrant's proxy statement for the registrant's 2004 Annual Meeting of Stockholders (the "Proxy Statement") that are specifically identified herein as incorporated by reference into this Form 10-K.	III

DEFINITIONS

    As used in this Report, unless the context requires otherwise, "our," "us" and "we" means Jones Apparel Group, Inc. and consolidated subsidiaries, "Sun" means Sun Apparel, Inc., "Nine West Group" means Nine West Group Inc., "Nine West" means Nine West Footwear Corporation, "Victoria" means Victoria + Co Ltd., "Judith Jack" means Judith Jack, LLC, "McNaughton" means McNaughton Apparel Group Inc., "Gloria Vanderbilt" means Gloria Vanderbilt Apparel Corp. (acquired April 8, 2002), "l.e.i." means R.S.V. Sport, Inc. and its related companies (acquired August 15, 2002), "Kasper" means Kasper, Ltd. (acquired December 1, 2003), "FASB" means the Financial Accounting Standards Board, "SFAS" means Statement of Financial Accounting Standards and "SEC" means the United States Securities and Exchange Commission.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

    This Report includes, and incorporates by reference, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding our expected financial position, business and financing plans are forward-looking statements. The words "believes," "expects," "plans," "intends," "anticipates" and similar expressions identify forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of national and regional economic conditions, lowered levels of consumer spending resulting from a general economic downturn or generally reduced shopping activity caused by public safety concerns, the performance of our products within the prevailing retail environment, customer acceptance of both new designs and newly-introduced product lines, financial difficulties encountered by customers, the effects of vigorous competition in the markets in which we operate, the integration of the organizations and operations of any acquired businesses into our existing organization and operations, our foreign operations and manufacturing, changes in the costs of raw materials, labor and advertising, and our ability to secure and protect trademarks and other intellectual property rights. All statements other than statements of historical facts included in this Report, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in this Report in conjunction with the forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

WEBSITE ACCESS TO COMPANY REPORTS

    Copies of our filings under the Securities Exchange Act of 1934 (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports) are available free of charge on our investor relations website at www.jny.com on the same day they are electronically filed with the SEC.

PART I

ITEM 1. BUSINESS

General

    Jones Apparel Group, Inc. is a leading designer and marketer of branded apparel, footwear and accessories. Our nationally recognized brands include Jones New York, Evan-Picone, Norton McNaughton, Gloria Vanderbilt, Erika, l.e.i., Energie, Nine West, Easy Spirit, Enzo Angiolini, Bandolino, Napier, Judith Jack, Kasper, Anne Klein, Albert Nipon and Le Suit. We also market apparel under the Polo Jeans Company brand licensed from Polo Ralph Lauren Corporation ("Polo"), costume jewelry under the Tommy Hilfiger brand licensed from Tommy Hilfiger Licensing, Inc. ("Hilfiger") and the Givenchy brand licensed from Givenchy Corporation ("Givenchy"), and footwear and accessories under the ESPRIT brand licensed from Esprit Europe, B.V. ("Esprit Europe"). Each brand is differentiated by its own distinctive styling, pricing strategy, distribution channel and target consumer. We primarily contract for the manufacture of our products through a worldwide network of quality manufacturers. We have capitalized on our nationally known brand names by entering into various licenses for several of our trademarks, including Jones New York, Evan-Picone, Anne Klein New York, Nine West, Gloria Vanderbilt and l.e.i., with select manufacturers of women's and men's products which we do not manufacture. Celebrating more than 30 years of service, we have built a reputation for excellence in product quality and value and in operational execution.

    On December 1, 2003, we acquired 100% of the common stock of Kasper, Ltd. Kasper designs, markets, sources, manufactures and distributes women's suits, sportswear and dresses. Kasper's brands include such well-recognized names as Albert Nipon, Anne Klein New York, AK Anne Klein, Kasper and Le Suit. In addition, Kasper has granted licenses for the manufacture and distribution of certain other products including, but not limited to, women's watches, jewelry, handbags, small leather goods, footwear, coats, eyewear and swimwear and men's apparel. Kasper also operates retail outlet stores under the Kasper and Anne Klein names, which not only sell company-produced apparel, but also showcase and sell licensed products. The acquisition of Kasper increases our penetration into the better market distribution channel. We also expect to benefit from the cross-branding opportunities of Kasper's brands that exist with our other lines of business.

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

Wholesale Better Apparel

    Our brands cover a broad array of categories for the women's markets; we also provide Polo Jeans Company apparel to the men's markets. Within those brands, various product classifications include career and casual sportswear, jeanswear, dresses, suits, and a combination of all components termed lifestyle collection. We also produce a collection of sportswear under the Anne Klein New York brand and suits under the Albert Nipon brand which are priced for the bridge market. Career and casual sportswear are marketed as individual items or groups of skirts, pants, shorts, jackets, blouses, sweaters and related accessories which, while sold as separates, are coordinated as to styles, color schemes and fabrics, and are designed to be worn together. New collections are introduced in the four principal selling seasons - Spring, Summer, Fall and Holiday. Each season is comprised of a series of individual items or groups which have systematically spaced shipment dates to ensure a fresh flow of goods to the retail floor. In addition, certain labels offer key item styles, which are less seasonal in nature, on a replenishment basis (which ship generally within three to five days from receipt of order).

    The following table summarizes selected aspects of the products sold under both our brands and licensed brands:

	Label	Product Classification	Retail Price Points
Jones New York Labels Skirts, blouses, pants, jackets, sweaters, jeanswear, suits, dresses, casual tops, outerwear, shorts	Jones New York Jones New York Signature Jones New York Sport Jones Jeans Jones New York Country Jones New York Dress Jones New York Evening Jones New York Suit	Collection Sportswear Lifestyle Casual Sportswear Casual Sportswear Lifestyle Dresses Dresses Suits	$15 - $458
Nine West Labels Skirts, blouses, pants, jackets, sweaters, dresses, outerwear, shorts, casual tops	Nine West Easy Spirit	Lifestyle Lifestyle	$20 - $307
Anne Klein Labels Skirts, blouses, pants, jackets, sweaters, vests, dresses, casual tops	Anne Klein New York AK Anne Klein	Collection Sportswear Collection Sportswear	$55 - $1,895 $20 - $325
Other Labels Skirts, blouses, pants, jackets, sweaters, suits, dresses	Kasper Albert Nipon Evan-Picone Dress Le Suit	Suits, Dresses, Sportswear Suits Dresses Suits	$19 - $320 $320 - $660 $69 - $153 $100 - $300
Labels Under License Skirts, t-shirts, pants, jackets, dresses, sweaters, jeanswear	Polo Jeans Company	Casual Sportswear	$20 - $425

Wholesale Moderate Apparel

    Our brands cover a broad array of categories for the women's, juniors and girls markets. Within those brands, various product classifications include career and casual sportswear, jeanswear, dresses, suits, and a combination of all components termed lifestyle collection. Career and casual sportswear are marketed as individual items or groups of skirts, pants, shorts, jackets, blouses, sweaters and related accessories which, while sold as separates, are coordinated as to styles, color schemes and fabrics, and are designed to be worn together. New collections are introduced in the four principal selling seasons - Spring, Summer, Fall and Holiday. Each season is comprised of a series of individual items or groups which have systematically spaced shipment dates to ensure a fresh flow of goods to the retail floor. In addition, certain labels offer key item styles, which are less seasonal in nature, on a replenishment basis (which ship generally within three to five days from receipt of order).

    The following table summarizes selected aspects of the products sold under our brands:

	Label	Product Classification	Retail Price Points
Jones New York Labels Skirts, blouses, jackets, sweaters, casual tops	Jones Wear Jones Wear Sport	Collection Sportswear Casual Sportswear	$20 - $129
Nine West Labels Skirts, blouses, jackets, sweaters, casual tops	Nine & Company Bandolino	Lifestyle Casual Sportswear	$19 - $112
McNaughton Labels Skirts, blouses, jackets, sweaters, casual tops	Norton McNaughton Maggie McNaughton	Collection Sportswear Collection Sportswear	$29 - $80
Gloria Vanderbilt Labels Skirts, blouses, shorts, jackets, sweaters, jeanswear, capris, casual tops	Gloria Vanderbilt GLO/GLO Girls Gloria Vanderbilt Career	Lifestyle Casual Sportswear Casual Sportswear	$26 - $72
Other Labels Skirts, blouses, pants, jackets, sweaters, jeanswear, dresses, casual tops and bottoms	Evan-Picone Energie Erika l.e.i. Jeanstar A|Line	Lifestyle Casual Sportswear Casual Sportswear Casual Sportswear Casual Sportswear Casual Sportswear	$5 - $122

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

Wholesale Footwear and Accessories

    Our wholesale footwear and accessories operations include the sale of both brand name and private label footwear, handbags, small leather goods, luggage and costume, semi-precious, sterling silver, and marcasite jewelry. The following table summarizes selected aspects of the products sold under both our brands and licensed brands:

Label	Product Classification	Market Segments	Retail Price Points
			Shoes	Boots
Footwear
Nine West	Contemporary	Better	$40 - $89	$89 - $169
Bandolino	Modern Classics	Upper Moderate	$39 - $59	$69 - $139
Easy Spirit	Comfort/Fit Active Sport/Casuals	Upper Moderate	$39 - $79	$69 - $139
Enzo Angiolini	Sophisticated Classics	Better	$59 - $105	$99 - $199
ESPRIT	Juniors	Better	$20 - $69	$49 - $109
Nine & Company	Contemporary	Moderate	$39 - $49	$59 - $99
Westies	Contemporary	Moderate	$39 - $49	$54 - $99
Gloria Vanderbilt	Lifestyle	Moderate	$25 - $39	$40 - $48
Accessories			Accessories
Nine West	Handbags, Luggage, Small Leather Goods and Costume Jewelry	Better	$8 - $118
Bandolino	Handbags	Upper Moderate	$68 - $138
Jones New York	Handbags	Better	$29 - $128
Nine & Company	Handbags, Small Leather Goods and Costume Jewelry	Moderate	$8 - $39
Anne Klein New York	Handbags	Bridge	$90 - $280
ESPRIT	Junior Handbags and Small Leather Goods	Better	$24 - $48
Gloria Vanderbilt	Handbags, Small Leather Goods and Costume Jewelry	Moderate	$8 - $39
Napier	Costume Jewelry	Moderate	$9 - $125
Givenchy	Costume and Fashion Jewelry	Better	$22 - $350
Tommy Hilfiger	Juniors Costume Jewelry	Better	$12 - $60
Richelieu	Costume Jewelry	Moderate	$8 - $50
l.e.i.	Juniors Costume Jewelry	Moderate	$6 - $12
Judith Jack	Marcasite and Sterling Silver Jewelry	Bridge	$8 - $452

Retail

    We market apparel, footwear and accessories directly to consumers through our specialty retail stores operating in malls and urban retail centers, as well as our various value-based ("outlet") stores. We constantly evaluate both the opportunities for new locations and the results of underperforming locations for possible modification or closure.

    Specialty Retail Stores. At December 31, 2003, we operated a total of 413 specialty retail stores. These stores sell either footwear and accessories or apparel (or a combination of these products) primarily under their respective brand names. Our Nine West, Easy Spirit, Enzo Angiolini and Bandolino retail stores offer selections of exclusive products not marketed to our wholesale customers. Certain of our specialty retail stores also sell products licensed by us, including belts, legwear, outerwear, watches and sunglasses.

    The following table summarizes selected aspects of our specialty retail stores at December 31, 2003. Of these stores, 406 are located within the United States, four are located in the United Kingdom and three are located in Canada. In addition to the stores listed in the table, we participate in a joint venture that operates 25 specialty stores in Australia under the Nine West and Enzo Angiolini names.

			Retail Price Range				Average store size (square feet)
	Number of locations	Brands offered	Shoes and Boots	Accessories	Apparel	Type of locations
Nine West	217	Primarily Nine West	$29 -$179	$3 - $189	$79 - $259	Upscale and regional malls and urban retail centers	1,678
Easy Spirit	145	Primarily Easy Spirit	$39 - $139	$4 - $90	$29 - $119	Upscale and regional malls and urban retail centers	1,384
Enzo Angiolini	24	Primarily Enzo Angiolini	$24 - $199	$6 - $212	$129 - $299	Upscale malls and urban retail centers	1,454
Bandolino	16	Primarily Bandolino	$24 - $139	$25 - $128	-	Urban retail locations and regional malls	1,263
Apparel	11	Various	-	-	$3 - $458	Urban retail locations and regional malls	3,316

    Outlet Stores. At December 31, 2003, we operated a total of 577 outlet stores. Our shoe stores focus on breadth of product line, as well as value pricing, and offer a distribution channel for our residual inventories. The majority of the shoe stores' merchandise consists of new production of current and proven prior season's styles, with the remainder of the merchandise consisting of discontinued styles from our specialty retail footwear stores and wholesale divisions. The apparel stores focus on breadth of product line, customer service and value pricing. In addition to our brand name merchandise, these stores also sell merchandise produced by our licensees.

    The following table summarizes selected aspects of our outlet stores at December 31, 2003. Of these stores, 561 are located within the United States and its territories and 16 are located in Canada. In addition to the stores listed in the table, we participate in a joint venture that operates four outlet stores in Australia under the Nine West name.

	Number of locations	Brands offered	Type of locations	Average store size (square feet)
Nine West	134	Primarily Nine West	Manufacturer outlet centers	2,806
Easy Spirit	101	Primarily Easy Spirit	Manufacturer outlet centers	4,163
Stein Mart (leased footwear departments)	106	All Company footwear brands	Strip centers	2,648
Jones New York	127	Primarily Jones New York, Jones New York Sport and Jones New York Country	Manufacturer outlet centers	3,687
Anne Klein	12	Primarily Anne Klein	Manufacturer outlet centers	2,780
Kasper	70	Primarily Kasper	Manufacturer outlet centers	2,636
Others	27	Various	Manufacturer outlet centers	3,653

Licensed Brands; Termination as of December 31, 2003 of License for Lauren and Ralph Brands

    As a result of the acquisition of Sun, we obtained the right to sell Polo Jeans Company products under long-term license and design agreements which Sun entered into with Polo in 1995 (collectively, the "Polo Jeans License"). Under the Polo Jeans License, Polo has granted us an exclusive license for the design, manufacture and sale of men's and women's jeanswear, sportswear, and related apparel under the Polo Jeans Company by Ralph Lauren trademarks in the United States, its territories and Mexico. The agreements expire on December 31, 2005 and may be renewed by us in five-year increments for up to 25 additional years, provided that we achieve certain minimum sales levels. Renewal of the Polo Jeans License after 2010 requires a one-time payment by us of $25.0 million or, at our option, a transfer of a 20% interest in our Polo Jeans Company business to Polo (with no fees required for subsequent renewals). Polo also has an option, exercisable on or before June 1, 2010, to purchase our Polo Jeans Company business at the end of 2010 for a purchase price, payable in cash, equal to 80% of the then fair value of the business as a going concern, assuming continuation of the Polo Jeans License through 2030. The agreements provide for the payment by us of a percentage of net sales against guaranteed minimum royalty and design service payments as set forth in the agreements.

    In October 1995, we acquired an exclusive license to manufacture and market women's shirts, blouses, skirts, jackets, suits, sweaters, pants, vests, coats, outerwear and hats under the Lauren by Ralph Lauren ("Lauren") trademark in the United States, Canada and Mexico pursuant to license and design service agreements with Polo (collectively, the "Lauren License"), which were to expire on December 31, 2006. The agreements provide for the payment by us of a percentage of net sales against guaranteed minimum royalty and design service payments as set forth in the agreements.

    In May 1998, we acquired an exclusive license to manufacture and market women's dresses, shirts, blouses, skirts, jackets, suits, sweaters, pants, vests, coats, outerwear and hats under the Ralph by Ralph Lauren ("Ralph") trademark in the United States, Canada and Mexico pursuant to license and design service agreements with Polo (the "Ralph License"). The agreements were scheduled to end on December 31, 2003. The agreements provide for the payment by us of a percentage of net sales against guaranteed minimum royalty and design service payments as set forth in the agreements.

    In June 2000, we acquired an exclusive license to manufacture and market in Canada certain products under the Polo Jeans Company and Polo Ralph Lauren trademarks pursuant to license and design service agreements with Polo (collectively, the "Canada Licenses"). The agreements were scheduled to expire on December 31, 2005 and were renewable for an additional five years, provided that we achieved certain minimum sales levels. The agreements provide for the payment by us of a percentage of net sales against guaranteed minimum royalty and design service payments as set forth in the agreements.

    During the course of discussions concerning the Ralph License, Polo asserted that the expiration of the Ralph contract on December 31, 2003 would cause the Lauren License to end on December 31, 2003, instead of December 31, 2006. We believe that this is an improper interpretation and that the expiration of the Ralph License did not cause the Lauren License to end.

    On June 3, 2003, we announced that our discussions with Polo regarding the interpretation of the Lauren License had reached an impasse and that, as a result, we had filed a complaint in the New York State Supreme Court against Polo and its affiliates (see "Legal Proceedings"). The complaint alleges that Polo breached the Lauren License by claiming that the license ends at the end of 2003. We asked the court to enter a judgment for compensatory damages of $550 million as well as punitive damages. On June 3, 2003, Polo also filed a complaint in the New York State Supreme Court against us, seeking among other things a declaratory judgment that the Lauren License terminated as of December 31, 2003. On July 25, 2003, we served papers opposing Polo's motion and also served upon Polo a motion seeking summary judgment in Polo's action for a declaratory judgment. On August 12, 2003, Polo filed a cross-motion for summary judgment in that action. These motions were argued on September 30, 2003, and the parties are awaiting decisions.

    We assert within the complaint that Polo's actions fully discharged our obligations under the Lauren License for lines to be sold after December 31, 2003. Therefore, we ceased development of Lauren products effective with the Spring 2004 season. Our Lauren business represented a significant portion of our sales and profits. Net sales of Lauren products were $476.4 million for the year ended December 31, 2003. The termination of our exclusive right to manufacture and market clothing under this trademark in the United States, Canada and elsewhere will have a material adverse effect on our results of operations after 2003. While we are pursuing other opportunities, including internal brands (including the new lifestyle brand under the Jones New York Signature label), acquisitions (including the Kasper acquisition) and licensing options, some of which we previously were precluded from exploring under agreements with Polo, there is no guarantee that we will be able to replace all of the net sales of the Lauren brand. However, the loss of the Lauren License will not materially adversely impact our liquidity, and we will continue to have a strong financial position.

    The expiration of the Ralph License will not be material to us in any respect. Net sales of Ralph products were $30.7 million for the year ended December 31, 2003.

    We and Polo have agreed that, in connection with the expiration of the Ralph License, the Canada Licenses terminated as of December 31, 2003. The termination of the Canada Licenses will not be material to us in any respect. Net sales of all products under the Canada Licenses were $41.3 million for the year ended December 31, 2003. The dispute between us and Polo does not relate to the Polo Jeans License in the United States, and an end to the Canada Licenses does not end our longer term Polo Jeans License in the United States or otherwise adversely affect the Polo Jeans License in the United States.

    As a result of the acquisition of Victoria, we obtained the exclusive license to produce and sell costume jewelry in the United States and Canada under the Tommy Hilfiger trademark pursuant to an agreement with Hilfiger. This agreement, which was recently amended to include the H Hilfiger trademark, expires on March 31, 2008. The agreement provides for payment by us of a percentage of net sales against guaranteed minimum royalty and advertising payments as set forth in the agreement. We also obtained the exclusive license to produce, market and distribute costume jewelry in the United States, Canada, Mexico and Japan under the Givenchy trademark pursuant to an agreement with Givenchy, which expires on December 31, 2005. The agreement provides for the payment by us of a percentage of net sales against guaranteed minimum royalty and advertising payments as set forth in the agreement.

    In July 2002, we obtained the exclusive license to produce and sell women's and young women's footwear, luggage, handbags and small leather goods bearing a diversified complement of ESPRIT trademarks pursuant to license and design service agreements with Esprit Europe, a subsidiary of Esprit

Holdings Limited. These branded products are distributed exclusively by Nine West to department stores, retail specialty stores and other direct to consumer venues throughout the United States and Puerto Rico. The agreement expires on December 31, 2007 and is renewable for an additional five years provided that we achieve certain minimum sales levels.

Design

    Each of our apparel product lines has a design team which is responsible for the creation, development and coordination of the product group offerings within each line. We believe our design staff is recognized for its distinctive styling of garments and its ability to update fashion classics with contemporary trends. Our apparel designers travel throughout the world for fabrics and colors, and stay continuously abreast of the latest fashion trends. In addition, we actively monitor the retail sales of our products to determine and react to changes in consumer trends.

    For most sportswear lines, we will develop several groups in a season. A group typically consists of an assortment of skirts, pants, jeans, shorts, jackets, blouses, sweaters, t-shirts and various accessories. We believe that we are able to minimize design risks because we often will not have started cutting fabrics until the first few weeks of a major selling season. Since different styles within a group often use the same fabric, we can redistribute styles and, in some cases, colors, to fit current market demand. We also have a key item replenishment program for certain lines which consists of core products that reflect little variation from season to season.

    Our footwear and accessories product lines are developed by a combination of our own design teams and third-party designers, which independently interpret global lifestyle, clothing, footwear and accessories trends. To research and confirm such trends, the teams travel extensively in Asia, Europe and major American markets, conduct extensive market research on retailer and consumer preferences, and subscribe to fashion and color information services. Each team presents styles that maintain each brand's distinct personality. Samples are refined and then produced. After the samples are evaluated, lines are modified further for presentation at each season's shoe shows.

    Our jewelry brands are developed by separate design teams. Each team presents styles that maintain each brand's distinct personality. A prototype is developed for each new product where appropriate. Most prototypes are produced by our contractors based on technical drawings that we supply. These prototypes are reviewed by our product development team , who negotiate costs with the contractors. After samples are evaluated and cost estimates are received, the lines are modified as needed for presentation for each selling season.

    In accordance with standard industry practices for licensed products, we have the right to approve the concepts and designs of all products produced and distributed by our licensees. Similarly, Polo Ralph Lauren provides design services to us for our licensed products and has the right to approve our designs for the Polo Jeans Company product line. Esprit Europe, Hilfiger and Givenchy also provide design services to us for our licensed products and have the right to approve our designs for the ESPRIT, Tommy Hilfiger and Givenchy product lines, respectively.

Manufacturing and Quality Control

Apparel

    Apparel sold by us is produced in accordance with our design, specification and production schedules through an extensive network of independent factories located in the United States and its territories, Mexico, China and other locations throughout the world. We also operate several manufacturing facilities of our own in Mexico and China. Approximately 24% of our apparel products were manufactured in the United States and Mexico and 76% in other parts of the world (primarily Asia) during 2003. We source a portion of our products in Central America, enabling us to take advantage of shorter lead times than other offshore locations due to proximity. Sourcing in this region enables us to utilize exemptions under "807" customs regulations, which provide that certain articles assembled abroad from United States components are exempt from United States duties on the value of these components.

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

    Our comprehensive quality control program is designed to ensure that raw materials and finished goods meet our exacting standards. Substantially all of the fabric purchases for garments manufactured domestically, in Mexico and in Central America are inspected upon receipt in either our warehouse facilities (where they are stored prior to shipment for cutting) or at the contractor's warehouse. Fabrics for garments manufactured offshore are inspected by either independent inspection services or by our contractors upon receipt in their warehouses. Our quality control program includes inspection of both prototypes of each garment prior to cutting by the contractors and, in certain instances, a sampling of production garments upon receipt at our warehouse facilities to ensure compliance with our specifications.

    Domestic contractors are supervised by our quality control staff based primarily in Pennsylvania. Our Mexican contractors are monitored by an in-house contractor operations group located in Mexico and other foreign manufacturers' operations are monitored by our Hong Kong-based personnel, buying agents located in other countries and independent contractors and inspection services. Finished goods are generally shipped to our warehouses for final inspection and distribution.

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

    Our primary raw material in our jeanswear business is denim, which is primarily purchased from leading mills located in the United States, Mexico, the Pacific Rim and Pakistan. Denim purchase commitments and prices are negotiated on a quarterly or semi-annual basis. We perform our own extensive testing of denim, cotton twill and other fabrics to ensure consistency and durability.

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

Footwear and Accessories

    To provide a steady source of inventory, we rely on long-standing relationships developed by Nine West with footwear and accessories manufacturers in Brazil and Asia and by Victoria with jewelry manufacturers in Asia. We work through independent buying agents for footwear and our own offices for accessories and jewelry. Allocation of production among our manufacturing resources is determined based upon a number of factors, including manufacturing capabilities, delivery requirements and pricing.

    During 2003, approximately 83% of our footwear products were manufactured by independent footwear manufacturers located in Asia (primarily China) and approximately 17% were manufactured by independently owned footwear manufacturers in Brazil. Our handbags and small leather goods are sourced through our own buying offices in Korea and Hong Kong, which utilize independent third party manufacturers located primarily in China. Products have historically been purchased from the Brazilian and Asian manufacturers in pre-set United States dollar prices, and therefore, we generally have not been adversely affected by fluctuations in exchange rates. We do not have contracts with any of our footwear, handbag or small leather goods manufacturers but, with respect to footwear imported from Brazil and China, we rely on established relationships with our Brazilian and Chinese manufacturers directly and through our independent buying agent. Quality control reviews are done on-site in the factories by our third-party buying agents primarily to ensure that material and component qualities and fit of the product are in accordance with our specifications. Our quality control program includes approval of prototypes, as well as approval of final production samples to ensure they meet our high standards.

    We believe that our relationships with our Brazilian and Chinese manufacturers provide us with a responsive and adequate source of supply of our products and, accordingly, give us a significant competitive advantage. We also believe that purchasing a significant percentage of our products in Brazil and China allows us to maximize production flexibility while limiting our capital expenditures, work-in-process inventory and costs of managing a larger production work force. Because of the sophisticated manufacturing techniques of these manufacturers, individual production lines can be quickly changed from one style to another, and production of certain styles can be completed in as few as four hours, from uncut leather to boxed footwear.

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

    We do not have contracts with any of our jewelry manufacturers but rely on long-standing relationships, principally with third-party Asian manufacturers. We also have our own manufacturing facility to satisfy demand for products manufactured domestically (such as cosmetic containers) and to provide product samples, prototypes, small quantities of test merchandise and a small amount of production capacity in the event of a disruption of certain outsourced manufacturing. Victoria and Judith Jack have historically experienced little difficulty in satisfying finished goods requirements, and we consider their source of supplies adequate. Products have historically been purchased from Asian manufacturers in preset U. S. dollar prices, effectively minimizing the effects of adverse fluctuations in exchange rates.

    During 2003, our jewelry products were manufactured primarily by independently-owned jewelry manufacturers in Asia. We believe that the quality and cost of products manufactured by our suppliers provide us with the ability to remain competitive. Sourcing the majority of our products enables us to better control costs and avoid significant capital expenditures, work in process inventory, and costs of managing a larger production workforce. Victoria's and Judith Jack's history as manufacturers gives them the requisite experience and knowledge to manage their vendors effectively.

    Forecasts for basic jewelry products are produced on a rolling 12-week basis and are adjusted based on point of sale information from retailers. Manufacturing of fashion jewelry products is based on marketing forecasts and sales plans; actual orders are received several weeks after such forecasts are produced. Quality control testing is performed either by private firms in the country of manufacture or on-site by domestic employees or our own locally-based inspection technicians. Quality assurance checks are also performed upon receipt of finished goods at our distribution facilities.

Workplace Compliance Program

    We have an active program in place to monitor compliance by our contract manufacturers (in all product categories) with the Jones Apparel Group Standards for Contractors and Suppliers ("Factory Standards"). In 1996, we became a participant in the United States Department of Labor's Apparel Manufacturers Compliance Program. Under that program, and through independent agreements with domestic and foreign manufacturers that produce products for us, we regularly audit for compliance with our Factory Standards and require corrective action when appropriate. In 2003, we also initiated a more active training program for contractors.

    Our Factory Standards, which we have posted on our website (www.jny.com), apply to conditions of employment, such as child labor, wages and benefits, working hours and days off, health and safety conditions in the workplace and housing, forced labor, discrimination, disciplinary practices and freedom of association.

    We have a vigorous factory-auditing program. Our Compliance Department staff consists of 15 auditors based in three countries. Twelve auditors claim English as a second language, and virtually all are multi-lingual and have at least a bachelor's degree from a four-year institution in the United States or abroad. In addition to our own staff, we retain several recognized, unaffiliated workplace compliance audit firms to conduct factory audits on our behalf and to report on such findings, including recommendations for remediation.

    During 2003, 1,308 audits were conducted (including over 900 by independent auditors), including domestic and foreign factories for apparel, footwear, handbag and jewelry products. Also, during 2003, we initiated a more training-based approach with our contract manufacturers. In China, we funded a mobile training van program run by an independent monitoring firm, in which approximately 20 factories were visited several times during the year, providing worker training in the following topics: nutrition, reproductive health for female workers, psychology and interpersonal relationships, social skills, our Factory Standards, prevention and cure of SARS, calculation of wage and working hours entitlements, and occupational health and safety. These topics were addressed through lectures, group discussions and group exhibits performed by the independent monitor's staff or local experts with relationships to the monitor.

    At our expense, the monitor also delivered an interpersonal relationship training program to workers at two facilities in Vietnam on our behalf, and a general code of conduct informational session for representatives of all footwear factories in China (some of the same factories being visited by the mobile van), bringing in local government representatives to provide detailed information on the local labor code requirements for working hours and wages.

    We are also funding on-going training for factories in Lesotho through a local industrial relations expert from South Africa; this training is addressing the creation of personnel policies and procedures, grievance procedures and interpersonal relationship management at those factories.

    We are providing ongoing support (but not funding) for two factories that have engaged a China-based labor compliance consulting organization, which is assisting the factories in exploring ways to decrease working hours in those factories by improving efficiencies in the factories, using industrial engineering and production planning. In February 2004, we commenced funding the same training (which will take place over a period of six months) with ten footwear factories in China. We have funded remediation training for approximately ten factories in Guatemala to address previously unfavorable audit results, specifically verbal harassment of workers.

    In all cases, the organization that provided the training was not the organization providing the compliance monitoring of the same facility, to avoid any real or perceived conflicts of interest.

    Obtaining compliance with our Factory Standards is, in many instances, a very challenging process. We deal with many factories in many countries, each with legal systems and cultures far different from that of the United States. Our auditing program invariably reports problems of varying degrees in almost all factories. Our approach, in virtually all cases, has been to attempt to improve conditions through directions to remediate the cited conditions and to conduct follow-up audits, rather than to cease using a given factory, which would assuredly result in severe hardship for the employees working at those factories. We do believe that progress and improvement, although incremental, is quite real.

Marketing

    During 2003, no single customer accounted for more than 10% of sales; however, certain of our customers are under common ownership. When considered together as a group under common ownership, sales to eight department store customers currently owned by Federated Department Stores, Inc. ("Federated") accounted for approximately 13% of 2003 sales, and sales to six department store customers currently owned by The May Department Stores Company ("May") accounted for approximately 12% of 2003 sales. Our ten largest customer groups accounted for approximately 61% of sales in 2003. While we believe that purchasing decisions are generally made independently by each department store customer (including the stores in the Federated and May groups), in some cases the trend is toward more centralized purchasing decisions. We attempt to minimize our credit risk from our concentration of customers by closely monitoring accounts receivable balances and shipping levels and the ongoing financial performance and credit status of our customers.

    Sportswear products are marketed to department stores and specialty retailing customers during "market weeks," which are generally four to six months in advance of the corresponding industry selling seasons. While we typically will allocate a six-week period to market a sportswear line, most major orders are written within the first three weeks of any market period.

    We believe retail demand for our apparel products is enhanced by our ability to provide our retail accounts and consumers with knowledgeable sales support. In this regard, we have an established program to place retail sales specialists in many major department stores for many of our brands, including Jones New York, Jones New York Sport, Jones New York Signature, Polo Jeans Company, Kasper and Anne Klein. These individuals have been trained by us to support the sale of our products by educating other store personnel and consumers about our products and by coordinating our marketing activities with those of the stores. In addition, the retail sales specialists provide us with firsthand information concerning consumer reactions to our products. In addition, we have a program of designated sales personnel in which a store agrees to designate certain sales personnel who will devote a substantial portion of their time to selling our products in return for certain benefits.

    We introduce new collections of footwear at industry-wide shoe shows, held semi-annually in both New York City and Las Vegas. We also present an interim line to customers during the fall and spring of each year. We introduce new handbag and small leather goods collections at market shows that occur five times each year in New York City. Jewelry products are marketed in New York City showrooms through individual customer appointments and at five industry-wide market shows each year. Retailers visit our showrooms at these times to view various product lines and merchandise.

    We market our footwear, handbag, luggage and small leather goods businesses with certain department stores and specialty retail stores by bringing our retail and sales planning expertise to those retailers. Under this program, members of branded division management who have extensive retail backgrounds work with the retailer to create a "focus area" or "concept shop" within the store that displays the full collection of a single brand in one area. These individuals assist the department and specialty retail stores by: providing advice about appropriate product assortment and product flow; making recommendations about when a product should be re-ordered; providing sales guidance, including the training of store personnel; and developing advertising programs with the retailer to promote sales of our products. In addition, our sales force and, for handbags and small leather goods, field merchandising associates, recommend how to display our products, assist with merchandising displays and educate store personnel about us and our products. The goal of this approach is to promote high retail sell-throughs of our products. With this approach, customers are encouraged to devote greater selling space to our products, and we are better able to assess consumer preferences, the future ordering needs of our customers, and inventory requirements.

    We work closely with our wholesale jewelry customers to create long-term sales programs, which include choosing among our diverse product lines and implementing sales programs at the store level. A team of sales representatives and sales managers monitor product performance against plan and are responsible for inventory management, using point-of-sale information to respond to shifts in consumer preferences. Management uses this information to adjust product mix and inventory requirements. In addition, field merchandising associates recommend how to display our products, assist with merchandising displays and educate store personnel about us and our products. Retailers are also provided with customized displays and store-level merchandising designed to maximize sales and inventory turnover. By providing retailers with in-store product management, we establish close relationships with retailers, allowing us to maximize product sales and increase floor space allocated to our product lines. We have also placed retail sales specialists in major department stores to support the sale of our Napier, Nine West, Givenchy, Tommy Hilfiger and Judith Jack jewelry products.

Advertising and Promotion

    We employ a cooperative advertising program for our branded products, whereby we share the cost of certain wholesale customers' advertising and promotional expenses in newspapers, magazines and other media up to either a preset maximum percentage of the customer's purchases or an agreed-upon rate of contribution. An important part of the marketing program includes prominent displays of our products in wholesale customers' sales catalogs as well as in-store shop displays.

    We have national advertising campaigns for Jones New York Collection, Jones New York Sport and Jones New York Signature (primarily in the print media encompassing both our products and products of our licensees), Nine West (footwear, apparel, handbags, jewelry and licensed products, primarily in fashion magazines), Easy Spirit (primarily in fashion, lifestyle, health and fitness magazines), Norton McNaughton (in fashion, lifestyle and ethnic magazines), Erika and Erika Sport (in lifestyle magazines), Nine & Company (in fashion magazines through co-op advertising efforts), Bandolino (in fashion magazines), Gloria Vanderbilt (in fashion and trade magazines), GLO (in fashion magazines), l.e.i. (in lifestyle and fashion magazines and radio), Anne Klein New York and AK Anne Klein (in fashion magazines), Kasper (in fashion magazines), Jeanstar (in fashion and trade magazines) and the licensed Polo Jeans Company line (in fashion and lifestyle magazines). Given the strong recognition and brand loyalty already afforded our brands, we believe these campaigns will serve to further enhance and broaden our customer base. Except for Norton McNaughton, Erika, Erika Sport and l.e.i., our in-house creative services departments oversee the conception, production and execution of virtually all aspects of these activities. We also believe that our retail network promotes brand name recognition and supports the merchandising of complete lines by, and the marketing efforts of, our wholesale customers.

Licensing of Company Brands

    We have entered into various license agreements under which independent licensees either manufacture, market and sell certain products under our trademarks in accordance with designs furnished or approved by us or distribute our products in certain countries where we do not do business. These licenses, the terms of which (not including renewals) expire at various dates through 2015, typically provide for the payment to us of a percentage of the licensee's net sales of the licensed products against guaranteed minimum royalty payments, which typically increase over the term of the agreement.

    The following table sets forth information with respect to select aspects of our licensing business:

Brand	Category
Jones New York	Men's Tailored Clothing, Formal Wear (U.S.)
Men's Tailored Clothing, Dress Shirts, Outerwear, Dress Slacks (Canada)
Men's Topcoats, Outerwear (U.S.)
Men's Accessories (U.S., Canada)
Men's Neckwear (U.S.)
Men's Neckwear (Canada)
Men's Umbrellas, Rain Accessories (U.S.)
Women's Outerwear, Rainwear (U.S.)
Women's Leather Outerwear (U.S.)
Women's Wool Coats (U.S.)
Women's Outerwear, Wool Coats, Rainwear (Canada)
Women's Scarves, Wraps (U.S.)
Women's Sunglasses (U.S., Canada)
Women's Eyewear (U.S., Canada)
Women's Sleepwear, Loungewear (U.S., Canada)
Women's Costume Jewelry (Canada)
Women's Umbrellas, Rain Accessories (U.S.)
Anne Klein New York and AK Anne Klein	Men's Tailored Clothing (U.S., Canada, Mexico)
Men's Outerwear (U.S., Canada, Mexico)
Women's Swimwear (U.S.)
Women's Watches (Worldwide)
AK Anne Klein Women's Footwear (U.S., Canada)
Anne Klein New York Women's Footwear (Worldwide excluding Japan)
Women's Outerwear (U.S.)
Women's Scarves, Cold Weather Accessories (U.S., Canada)
AK Anne Klein Women's Jewelry (U.S.)
Women's Sunglasses, Optical Eyewear (Worldwide)
Women's Hosiery, Casual Legwear (U.S., Canada)
Women's Umbrellas, Rain Accessories (U.S., Canada)
Women's Belts (U.S., Canada)
Women's Home Sewing Patterns (Worldwide)
Bed, Bath, Table Linens (U.S.)
International:
Women's Apparel, Handbags, Accessories, Footwear (Japan)
Women's Apparel, Handbags, Accessories (Korea)
Women's Apparel, Handbags, Accessories (Mexico, Central America, South America, Caribbean, Dominican Republic)
Women's Apparel, Handbags, Accessories, Belts (Hong Kong, China, Taiwan, Singapore, Malaysia, Thailand, Indonesia, Macau)
Women's Apparel, Handbags, Accessories, Belts, Sleepwear, Casual Legwear (Philippines)
Retail distribution rights for women's apparel, handbags and small leather goods (Turkey)
Retail distribution rights for women's apparel, footwear, handbags, belts, small leather goods, scarves, sleepwear, socks and swimwear (Greece)
Kasper	Men's Leather Outerwear (U.S.) Men's Footwear (U.S., Canada) Men's Tailored Clothing (U.S., Canada, Mexico)
Albert Nipon	Men's Tailored Clothing (U.S.) Women's Footwear (U.S., Canada) Women's Outerwear (U.S.)
Evan-Picone	Men's Tailored Clothing, Formal Wear, Topcoats (U.S.) Women's Sheer Hosiery, Casual Legwear (U.S.) Women's Sportswear (Japan)

Brand	Category
Nine West	Watches (U.S., Canada, Spain, Mexico, U.K., Central America)
Gloves, Cold Weather Accessories (U.S., Canada)
Leather, Wool, Casual Outerwear, Rainwear (U.S., Canada, Spain)
Belts (U.S.)
Sunglasses (U.S., Canada, Spain)
Hats (U.S., Canada)
Eyewear (U.S., Canada, Mexico, Brazil, Central America, Bolivia, Chile, Columbia,
Costa Rica, El Salvador, Honduras, Netherlands Antilles, Panama, Peru, Venezuela)
Casual Legwear (U.S., Canada)
Easy Spirit	Slippers (U.S., Canada)
Enzo Angiolini	Sunglasses (U.S.)
Nine & Company	Swimwear (U.S.)
Sleepwear, Loungewear (U.S.)
Watches (U.S.)
Gloves, Cold Weather Accessories (U.S.)
Leather, Wool, Casual Outerwear, Rainwear (U.S.)
Belts (U.S.)
Slippers (U.S.)
Sunglasses (U.S.)
Hats (U.S.)
Casual Legwear (U.S.)
Calico	Footwear (U.S.)
International footwear and accessories retail/wholesale distribution	Nine West retail locations (Bahrain, Kuwait, Oman, Qatar, The United Arab Emirates, Jordan, India, Poland)
Nine West retail locations (Saudi Arabia, Lebanon)
Nine West retail locations and wholesale distribution rights for Nine West, Enzo Angiolini, Bandolino and Easy Spirit footwear and accessories (Belize, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Honduras, Nicaragua, Panama, Venezuela, the Dominican Republic, French Guiana, Guyana, Suriname, the Caribbean Islands)
Nine West retail locations and wholesale distribution rights for Nine West footwear and accessories (Greece, Cyprus)
Nine West retail locations and wholesale distribution rights for Nine West footwear and accessories (Chile, Peru) and wholesale distribution rights for Enzo Angiolini footwear and accessories (Chile)
Nine West, Enzo Angiolini and NW Nine West retail locations and wholesale distribution rights for Nine West, Enzo Angiolini and NW Nine West footwear and accessories (Hong Kong, Indonesia, Japan, Korea, Macau, Malaysia, the People's Republic of China, the Philippines, Singapore, Taiwan, Thailand)
Nine West retail locations and wholesale distribution rights for Nine West footwear and accessories (South Africa)
Nine West retail locations and wholesale distribution rights for Nine West, Enzo Angiolini and Westies (locally produced) (Mexico)
Nine West retail locations (Turkey)
Nine West and Easy Spirit retail locations and wholesale distribution rights for Nine West and Easy Spirit footwear and accessories (Israel)
Nine West and Easy Spirit retail locations and wholesale distribution rights for Nine West, Enzo Angiolini, Easy Spirit, Bandolino and Westies footwear and accessories (Canada)
Nine West retail locations (the United Kingdom, Ireland, the Channel Islands) and wholesale distribution rights for Nine West and NW Nine West footwear and accessories and Easy Spirit footwear (the United Kingdom, Ireland, the Channel Islands, Norway, Denmark, Sweden, Finland, Iceland)
Nine West retail locations and wholesale distribution rights for Nine West and Enzo Angiolini footwear and accessories (Spain)
Energie	Men's Denim & Sportswear (U.S.)

Brand	Category
Gloria Vanderbilt	Women's Wool, Leather, Casual Outerwear, Rainwear (U.S.)
Women's Woven Shirts (U.S.)
Women's Sweaters (U.S.)
Women's Knit Tops, Bottoms, ActiveWear (U.S.)
Women's Scarves, Gloves, Cold Weather Accessories (U.S., Canada)
Women's Costume Jewelry (Canada)
Women's Watches (U.S.)
Women's Sleepwear, Daywear, Loungewear (U.S.)
Women's Swimwear (U.S.)
Vanderbilt Denim, Apparel and Accessories for Men, Boys, Infants and Toddlers (Canada)
Gloria Vanderbilt Apparel and Accessories for Women, Girls, Infants and Toddlers (Canada)
l.e.i.	Intimate Apparel (Daywear) (U.S.)
Swimwear (U.S.)
Footwear (U.S., Canada)
Handbags, Belts, Accessories (U.S., Canada)
Watches (U.S., Canada)
Casual Legwear (U.S.)
Sunglasses (U.S., Canada)
Children's Apparel (U.S.)
Outerwear (U.S.)
Jewelry (U.S.)

Trademarks

    We utilize a variety of trademarks which we own, including Jones New York, Jones New York Signature, Jones New York Sport, Jones Wear, Jones New York Country, Jones Jeans, Jones Studio, Evan-Picone, Executive Suite, Norton McNaughton, Maggie McNaughton, Norton Studio, Erika, Energie, Nine West, Easy Spirit, Enzo Angiolini, Bandolino, Banister, Nine & Company, Westies, Napier, Richelieu, Judith Jack, Gloria Vanderbilt, Glo, l.e.i., Albert Nipon, Anne Klein, Anne Klein New York, AK Anne Klein, Kasper and Le Suit. We have registered or applied for registration for these and other trademarks for use on a variety of items of apparel, footwear, accessories and/or related products and, in some cases, for retail store services, in the United States and certain other countries. The expiration dates of the United States trademark registrations for our material registered trademarks are as follows, with our other registered foreign and domestic trademarks expiring at various dates through 2018. Certain brands such as Jones New York are sold under several related trademarks; in these instances, the range of expiration dates is provided. All marks are subject to renewal in the ordinary course of business if no third party successfully challenges such registrations and, in the case of domestic and certain foreign registrations, applicable use and related filing requirements for the goods and services covered by such registrations have been met.

Trademark	Expiration Dates	Trademark	Expiration Dates	Trademark	Expiration Dates
Jones New York	2006-2012	Nine & Company	2012	l.e.i.	2011
Jones New York Sport	2004	Napier	2009	Albert Nipon	2006-2012
Evan-Picone	2013	Judith Jack	2012	Anne Klein	2005-2012
Nine West	2011-2013	Norton McNaughton	2004	Kasper	2010
Easy Spirit	2007-2010	Erika	2004	Le Suit	2008
Enzo Angiolini	2005-2010	Energie	2008
Bandolino	2011	Gloria Vanderbilt	2005-2012

    We carefully monitor trademark expiration dates to provide uninterrupted registration of our material trademarks. We also license the Polo Jeans Company by Ralph Lauren, Givenchy, Tommy Hilfiger, H Hilfiger and ESPRIT trademarks (see "Licensed Brands" above).

    We also hold numerous patents expiring at various dates through 2021 (subject to payment of annuities and/or periodic maintenance fees) and have additional patent applications pending in the United States Patent and Trademark Office and in certain other countries. We regard our trademarks and other proprietary rights as valuable assets which are critical in the marketing of our products. We vigorously monitor and protect our trademarks and patents against infringement and dilution where legally feasible and appropriate.

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

    Our import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries, including Hong Kong, Taiwan, the Philippines, Thailand, Indonesia and South Korea. These agreements impose quotas on the amount and type of goods which can be imported into the United States from these countries. Such agreements also allow the United States to impose, at any time, restraints on the importation of categories of merchandise that, under the terms of the agreements, are not subject to specified limits. Our imported products are also subject to United States customs duties and, in the ordinary course of business, we are from time to time subject to claims by the United States Customs Service for duties and other charges.

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

    Because our foreign manufacturers are located at greater geographic distances from us than our domestic manufacturers, we are generally required to allow greater lead time for foreign orders, which reduces our manufacturing flexibility. Foreign imports are also affected by the high cost of transportation into the United States and the effects of fluctuations in the value of the dollar against foreign currencies in certain countries.

    In addition to the factors outlined above, our future import operations may be adversely affected by political instability resulting in the disruption of trade from exporting countries and restrictions on the transfer of funds.

Backlog

    We had unfilled customer orders of approximately $1.4 billion at both December 31, 2003 and December 31, 2002. These amounts include both confirmed and unconfirmed orders which we believe, based on industry practice and past experience, will be confirmed. The amount of unfilled orders at a particular time is affected by a number of factors, including the mix of product, the timing of the receipt and processing of customer orders and scheduling of the manufacture and shipping of the product, which in some instances is dependent on the desires of the customer. Backlog is also affected by a continuing trend among customers to reduce the lead time on their orders. Due to these factors, as well as the acquisition of Kasper during 2003, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

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

    While new entrants come into markets we serve on a regular basis, we consider the risk of formidable new competitors to be low due to barriers to entry, such as significant startup costs, the long-term nature of supplier and customer relations and the need to develop both adequate financial resources and an efficient operational infrastructure.

    We believe that, during the past few years, major department stores and specialty retailers have been increasingly sourcing products from suppliers who are well capitalized or have established reputations for delivering quality merchandise in a timely manner. However, there can be no assurance that significant new competitors will not develop in the future.

Employees

    At December 31, 2003, we had approximately 17,095 full-time employees. This total includes approximately 10,885 in quality control, production, design and distribution positions, approximately 3,210 in administrative, sales, clerical and office positions and approximately 3,000 in our retail stores. We also employ approximately 4,750 part-time employees, of which approximately 4,635 work in our retail stores.

    Approximately 215 of our employees located in Bristol, Pennsylvania are members of the Teamsters Union, which has a collective bargaining agreement with us expiring in March 2006. Approximately 80 of our employees located in Vaughan, Ontario are members of the Laundry and Linen Drivers and Industrial Workers Union, which has a collective bargaining agreement with us expiring in March 2006. Approximately 1,185 of our employees located in Mexico are members of an affiliate of the Cofederacion de Trabajadores Mexicanos, which has a collective bargaining agreement expiring on January 1, 2005. Approximately 225 of our employees are members of the Union of Needletrades, Industrial and Textile Employees, which has a one-year labor agreement with Kasper expiring on May 31, 2004. We consider our relations with our employees to be satisfactory.

ITEM 2. PROPERTIES

    The general location, use and approximate size of our principal properties are set forth below:

Location	Owned/Leased	Use	Approximate Area in Square Feet
Bristol, Pennsylvania	leased	Headquarters and distribution warehouse	453,000
Bristol, Pennsylvania	leased	Administrative and computer services	131,000
New York, New York	leased	Administrative, executive and sales offices	1,049,000
Vaughan, Canada	leased	Administrative offices and distribution warehouse	120,000
Lawrenceburg, Tennessee	leased	Distribution warehouses	1,199,000
South Hill, Virginia	leased	Distribution warehouses	534,000
Rural Hall, North Carolina	leased	Materials and distribution warehouse	447,000
El Paso, Texas	owned	Administrative, warehouse and preproduction facility	165,000
El Paso, Texas	leased	Distribution warehouses	861,000
Durango, Mexico	owned	Finishing, assembly and warehouse facilities	453,000
White Plains, New York	leased	Administrative and computer services	366,000
West Deptford, New Jersey	leased	Distribution warehouses	868,000
East Providence, Rhode Island	leased	Distribution warehouses, product development and administrative	241,000
Goose Creek, South Carolina	leased	Distribution warehouses	600,000
Edison, New Jersey	leased	Administrative offices and distribution warehouses	256,000
Commerce, California	leased	Administrative offices and distribution warehouse	86,000
San Luis, Mexico	leased	Production and distribution warehouses	997,000
Secaucus, New Jersey	leased	Administrative offices, retail store and distribution warehouse	400,000
Shenzhen, China	leased	Production facilities and dormitories	115,000

    We sublease approximately 200,000 square feet of our White Plains facilities and a 220,000 square foot warehouse facility in Teterboro, New Jersey to independent companies. Our Australian joint venture company leases office and distribution facilities in Australia.

    We also own two production facilities totaling 101,000 square feet in Torreon, Mexico, a 67,000 square foot production facility in Juarez, Mexico and a 111,000 square foot distribution facility in El Paso, Texas which are currently not in service.

    Our retail stores are leased pursuant to long-term leases, typically five to seven years for apparel and footwear outlet stores and ten years for footwear and accessories and apparel specialty stores. Certain leases allow us to terminate our obligations after a predetermined period (generally one to three years) in the event that a particular location does not achieve specified sales volume and some leases have options to renew. Many leases include clauses that provide for contingent payments based on sales volumes, and many leases contain escalation clauses for increases in operating costs and real estate taxes.

    We believe that our existing facilities are well maintained, in good operating condition and that our existing and planned facilities will be adequate for our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

    The Ralph License with Polo was scheduled to end on December 31, 2003. During the course of the discussions concerning Ralph, Polo asserted that the expiration of the Ralph contract would cause the Lauren License agreements to end on December 31, 2003, instead of December 31, 2006. We believe that this is an improper interpretation and that the expiration of the Ralph License did not cause the Lauren License to end.

    On June 3, 2003, we announced that our discussions with Polo regarding the interpretation of the Lauren License had reached an impasse and that, as a result, we had filed a complaint in the New York State Supreme Court against Polo and its affiliates and our former President, Jackwyn Nemerov. The complaint alleges that Polo breached the Lauren License agreements by claiming that the license ends at the end of 2003. The complaint also alleges that Ms. Nemerov breached the confidentiality and non-compete provisions of her employment agreement with us. Additionally, Polo is alleged to have induced Ms. Nemerov to breach her employment agreement and Ms. Nemerov is alleged to have induced Polo to breach the Lauren License agreements. We asked the court to enter a judgment for compensatory damages of $550 million, as well as punitive damages, and to enforce the confidentiality and non-compete provisions of Ms. Nemerov's employment agreement. On June 3, 2003, Polo also filed a complaint in the New York State Supreme Court against us, seeking among other things a declaratory judgment that the Lauren License terminated as of December 31, 2003. On June 25, 2003, we filed an amended complaint adding a claim against Ms. Nemerov for conversion, which alleges that Ms. Nemerov wrongfully took and possesses documents containing confidential information regarding us.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Price range of common stock:
2003
High	$37.44	$31.15	$33.18	$35.91
Low	$25.61	$26.60	$27.98	$30.78
2002
High	$37.63	$41.68	$38.25	$37.65
Low	$31.46	$33.05	$27.55	$26.18
Dividends per share of common stock:
2003	-	-	$0.08	$0.08
2002	-	-	-	-

    Our common stock is traded on the New York Stock Exchange under the symbol "JNY." The above figures set forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the New York Stock Exchange Composite Tape. The last reported sale price per share of our common stock on March 11, 2004 was $36.15, and on that date there were 457 holders of record of our common stock. However, many shares are held in "street name;" therefore, the number of holders of record may not represent the actual number of shareholders.

    The following table sets forth the repurchases of our common stock for the fiscal quarter ended December 31, 2003.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 5, 2003 to November 1, 2003	-	-	-	$152,857,851
November 2, 2003 to November 29, 2003	-	-	-	$152,857,851
November 30, 2003 to December 31, 2003	490,000	$33.83	490,000	$136,280,873
Total	490,000	$33.83	490,000	$136,280,873

    These repurchases were made under programs announced on October 8, 2002 and July 29, 2003 for $150.0 million each. While neither plan has an expiration date, the $150.0 million limit under the October 8, 2002 program was reached during December 2003.

ITEM 6. SELECTED FINANCIAL DATA

    The following financial information is qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Report. The selected consolidated financial information presented below is derived from our audited Consolidated Financial Statements for each of the five years in the period ended December 31, 2003. We completed our acquisitions of Nine West Group, Victoria, Judith Jack, McNaughton, Gloria Vanderbilt, l.e.i. and Kasper at various dates within the five-year period and, accordingly, the results of their operations are included in our operating results from the respective dates of acquisition.

(All amounts in millions except net income per share data)

Year Ended December 31,	2003	2002	2001	2000	1999
Income Statement Data
Net sales	$ 4,339.1	$ 4,312.2	$ 4,073.8	$ 4,147.4	$ 3,152.4
Licensing income (net)	36.2	28.7	24.8	22.2	20.9

Total revenues	4,375.3	4,340.9	4,098.6	4,169.6	3,173.3
Cost of goods sold	2,738.6	2,657.0	2,570.4	2,436.5	1,961.5

Gross profit	1,636.7	1,683.9	1,528.2	1,733.1	1,211.8
Selling, general and administrative expenses	1,056.9	1,093.3	1,004.1	1,091.6	811.3
Amortization of goodwill	-	-	44.2	36.9	22.3

Operating income	579.8	590.6	479.9	604.6	378.2
Interest income	3.5	4.6	4.5	2.3	3.3
Interest expense and financing costs	58.8	62.7	84.6	103.8	66.9
Equity in earnings of unconsolidated affiliates	2.5	1.0	-	-	-

Income before provision for income taxes	527.0	533.5	399.8	503.1	314.6
Provision for income taxes	198.4	201.2	163.6	201.2	126.2

Income before cumulative effect of change in accounting principle	328.6	332.3	236.2	301.9	188.4
Cumulative effect of change in accounting for intangible assets, net of tax	-	13.8	-	-	-

Net income	$ 328.6	$ 318.5	$ 236.2	$ 301.9	$ 188.4

Per Share Data
Income per share before cumulative effect of change in accounting principle
Basic	$2.58	$2.59	$1.92	$2.54	$1.65
Diluted	$2.48	$2.46	$1.82	$2.48	$1.60
Net income per share
Basic	$2.58	$2.48	$1.92	$2.54	$1.65
Diluted	$2.48	$2.36	$1.82	$2.48	$1.60
Dividends paid per share	$0.16	-	-	-	-
Weighted average common shares outstanding
Basic	127.3	128.2	123.2	119.0	114.1
Diluted	136.5	139.0	133.7	121.9	118.0
December 31,	2003	2002	2001	2000	1999
Balance Sheet Data
Working capital	$ 826.9	$ 890.9	$ 762.8	$ 294.9	$ 469.2
Total assets	4,187.7	3,852.6	3,373.5	2,979.2	2,792.0
Short-term debt and current portion of long-term debt and capital lease obligations	180.8	6.3	7.7	499.8	266.9
Long-term debt, including capital lease obligations	835.1	978.1	976.6	576.2	834.2
Stockholders' equity	2,537.8	2,303.5	1,905.4	1,477.2	1,241.0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion provides information and analysis of our results of operations from 2001 through 2003, and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

Overview

    We design, contract for the manufacture of, manufacture and market a broad range of women's collection sportswear, suits and dresses, casual sportswear and jeanswear for men, women and children, and women's footwear and accessories. We sell our products through a broad array of distribution channels, including better specialty and department stores and mass merchandisers, primarily in the United States and Canada. We also operate our own network of retail and factory outlet stores. In addition, we license the use of several of our brand names to select manufacturers and distributors of women's and men's apparel and accessories worldwide.

Trends

    We believe that two significant trends are occurring in the women's apparel, footwear and accessories industry. We believe that a trend exists among our major retail accounts to concentrate their women's apparel, footwear and accessories buying among a narrowing group of vendors. We also believe that consumers in the United States and Canada are shopping less in department stores (our traditional distribution channel) and more in other channels, such as specialty shops and mid-tier locations where value is perceived to be higher. We have responded to these trends by enhancing the brand equity of our labels through our focus on design, quality and value, and through strategic acquisitions which provide significant diversification to the business by successfully adding new distribution channels, labels and product lines (such as the Judith Jack, Norton McNaughton, Energie, Erika, Gloria Vanderbilt, l.e.i., Kasper, Albert Nipon, AK Anne Klein and Anne Klein New York brands). Through this diversification, we have evolved into a multidimensional resource in apparel, footwear and accessories. We have leveraged the strength of our brands to increase both the number of locations and amount of selling space in which our products are offered, to introduce product extensions such as the Jones New York Signature, Nine West, Nine & Company, Easy Spirit and Bandolino apparel labels and the Jones New York accessory label, and to reposition the Bandolino and Evan-Picone labels to the moderate market segment.

Acquisitions

    We completed our acquisitions of Judith Jack on April 26, 2001, McNaughton on June 19, 2001, Gloria Vanderbilt on April 8, 2002, l.e.i. on August 15, 2002 and Kasper on December 1, 2003. The results of operations of the acquired companies are included in our operating results from the respective dates of acquisition. Accordingly, the financial position and results of operations presented and discussed herein are not directly comparable between years. Judith Jack operates in the wholesale footwear and accessories segment, Kasper operates in the wholesale better apparel and retail segments and McNaughton, Gloria Vanderbilt and l.e.i. operate in the wholesale moderate apparel segment.

Restructuring and Other Charges

    During 2002 and 2003, we restructured several of our existing operations to reduce both excess capacity and overhead costs, including the closing of Canadian and Mexican production facilities, the closing of an administrative, warehouse and preproduction facility in El Paso, Texas and the closing of a warehouse facility in Rural Hall, North Carolina. As a result, we recorded restructuring charges of $8.8 million in 2002, including $5.0 million of employee severance and related costs, $3.3 million of asset impairments (based on estimated market values of the affected properties) and $0.5 million of other costs. Of these charges, $0.9 million is reported as a selling, general and administrative expense in the wholesale better apparel segment, $6.9 million is reported as a selling, general and administrative expense in the wholesale moderate apparel segment and $1.0 million is reported as a selling, general and administrative expense in the wholesale footwear and accessories segment. In 2003, we recorded an additional restructuring charge of $0.7 million related to employee severance and related costs in the wholesale better segment and reversed $0.3 million of employee severance costs in the wholesale footwear and accessories segment.

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

    The terrorist attacks of September 11, 2001 and subsequent increases in unemployment and reduced consumer spending clearly had a negative impact on the United States economy during 2001 and 2002. Retailers in those distribution channels to which we sell our products responded to the general sense of economic uncertainty with order reductions and extremely aggressive promotional activity. As a result, we had the challenge in late 2001 and early 2002 of liquidating inventory above our normal plan, as well as working with our retail customers to flow inventories through the normal retail distribution channels. Accordingly, we recorded a pre-tax charge of $86.8 million (the "special charge") in the third fiscal quarter of 2001 to provide for the writedown of inventories and receivables. Of the special charge, $61.7 million was to write down to net realizable value merchandise that we either owned or were committed for and needed to dispose of through off-price channels. The charge to receivables of $24.1 million was to record an incremental provision for customer allowances, which we anticipated we needed to provide to our retail customers in order to effectively flow goods through the retail channels.

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

    In the second fiscal quarter of 2002, we recorded an additional impairment charge of $5.8 million related to two trademarks due to a decrease in projected accessory revenues resulting from a further evaluation of our costume jewelry business. We have our annual impairment test for goodwill and trademarks performed in the fourth fiscal quarter of the year. As a result of continuing decreases in projected accessory revenues in our costume jewelry lines, the conversion of a portion of our Enzo Angiolini retail stores to the more moderately-priced Bandolino brand and the discontinuance of our Rena Rowan line, we recorded additional trademark impairment charges of $18.6 million in 2002 and$4.5 million in 2003. These charges are reported as a selling, general and administrative expense in the other and eliminations segment.

Termination as of December 31, 2003 of Licenses with Polo Ralph Lauren Corporation for Lauren and Ralph Brands

    The Ralph License with Polo was scheduled to end on December 31, 2003. During the course of discussions concerning Ralph, Polo asserted that the expiration of the Ralph contract would cause the Lauren

License agreements to end on December 31, 2003, instead of December 31, 2006. We believe that this is an improper interpretation and that the expiration of the Ralph License did not cause the Lauren License to end.

    On June 3, 2003, we announced that our discussions with Polo regarding the interpretation of the Lauren License had reached an impasse and that, as a result, we had filed a complaint in the New York State Supreme Court against Polo and its affiliates (see "Legal Proceedings"). The complaint alleges that Polo breached the Lauren License agreements by claiming that the license ends at the end of 2003. We asked the court to enter a judgment for compensatory damages of $550 million as well as punitive damages. On June 3, 2003, Polo also filed a complaint in the New York State Supreme Court against us, seeking among other things a declaratory judgment that the Lauren License terminated as of December 31, 2003. On July 25, 2003, we served papers opposing Polo's motion and also served upon Polo a motion seeking summary judgment in Polo's action for a declaratory judgment. On August 12, 2003, Polo filed a cross-motion for summary judgment in that action. These motions were argued on September 30, 2003, and the parties are awaiting decisions.

    We assert within the complaint that Polo's actions fully discharged our obligations under the Lauren License agreements for lines to be sold after December 31, 2003. Therefore, we ceased development of Lauren products effective with the Spring 2004 season. Our Lauren business represented a significant portion of our sales and profits. Net sales of Lauren products were $476.4 million for the year ended December 31, 2003. The termination of our exclusive right to manufacture and market clothing under this trademark in the United States, Canada and elsewhere will have a material adverse effect on our results of operations after 2003. While we are pursuing other opportunities, including internal brands (including the new lifestyle brand under the Jones New York Signature label), acquisitions (including the Kasper acquisition) and licensing options, some of which we previously were precluded from exploring under agreements with Polo, there is no guarantee that we will be able to replace all of the net sales of the Lauren brand. However, the loss of the Lauren License will not materially adversely impact our liquidity, and we will continue to have a strong financial position.

    The expiration of the Ralph License will not be material to us in any respect. Net sales of Ralph products were $30.7 million for the year ended December 31, 2003.

    We and Polo have agreed that, in connection with the expiration of the Ralph License, the Canada Licenses terminated as of December 31, 2003. The termination of the Canada Licenses will not be material to us in any respect. Net sales of all products under the Canada Licenses were $41.3 million for the year ended December 31, 2003. The dispute between us and Polo does not relate to the Polo Jeans License in the United States, and an end to the Canada Licenses does not end our longer term Polo Jeans License in the United States or otherwise adversely affect the Polo Jeans License in the United States.

Stock-Based Compensation

    Effective January 1, 2003, we adopted the fair value method of accounting for employee stock options for all options granted after December 31, 2002 pursuant to the guidelines contained in SFAS No. 123, "Accounting for Stock-Based Compensation" using the "prospective method" set forth in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under this approach, the fair value of the option on the date of grant (as determined by the Black-Scholes option pricing model) is amortized to compensation expense over the option's vesting period. Since the expense to be recorded is dependent on both the timing and the number of options to be granted, we cannot estimate the effect on future results of operations at this time. Prior to January 1, 2003, pursuant to a provision in SFAS No. 123 we had elected to continue using the intrinsic-value method of accounting for stock options granted to employees in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options had been measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount the employee must pay to acquire the stock. Under this approach, we had only recognized compensation expense for stock-based awards to employees for options granted at below-market prices. For more information, see "Summary of Accounting Policies - Stock Options" in Notes to Consolidated Financial Statements.

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

    For accounts receivable, we estimate the net collectibility, considering both historical and anticipated trends of trade discounts and co-op advertising deductions taken by our customers, allowances we provide to our retail customers to flow goods through the retail channels, and the possibility of non-collection due to the financial position of our customers. For inventory, we estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods to the recovery value expected to be realized through off-price channels. Historically, actual results in these areas have not been materially different than our estimates, and we do not anticipate that our estimates and assumptions are likely to materially change in the future. However, if we incorrectly anticipate trends or unexpected events occur, our results of operations could be materially affected.

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

Results of Operations

Statements of Income Stated in Dollars and as a Percentage of Total Revenues

(In millions)	2003		2002		2001
Net sales	$ 4,339.1	99.2%	$ 4,312.2	99.3%	$ 4,073.8	99.4%
Licensing income (net)	36.2	0.8%	28.7	0.7%	24.8	0.6%

Total revenues	4,375.3	100.0%	4,340.9	100.0%	4,098.6	100.0%
Cost of goods sold	2,738.6	62.6%	2,657.0	61.2%	2,570.4	62.7%

Gross profit	1,636.7	37.4%	1,683.9	38.8%	1,528.2	37.3%
Selling, general and administrative expenses	1,056.9	24.2%	1,061.4	24.5%	1,004.1	24.5%
Executive compensation obligations	-	-	31.9	0.7%	-	-
Amortization of goodwill	-	-	-	-	44.2	1.1%

Operating income	579.8	13.3%	590.6	13.6%	479.9	11.7%
Interest income	3.5	0.1%	4.6	0.1%	4.5	0.1%
Interest expense and financing costs	58.8	1.3%	62.7	1.4%	84.6	2.1%
Equity of earnings of unconsolidated affiliates	2.5	0.1%	1.0	-	-	-

Income before provision for income taxes	527.0	12.0%	533.5	12.3%	399.8	9.8%
Provision for income taxes	198.4	4.5%	201.2	4.6%	163.6	4.0%

Earnings before change in accounting principle	328.6	7.5%	332.3	7.7%	236.2	5.8%
Cumulative effect of change in accounting for intangible assets	-	-	13.8	0.3%	-	-

Net income	$ 328.6	7.5%	$ 318.5	7.3%	$ 236.2	5.8%

Percentage totals may not agree due to rounding.

2003 Compared to 2002

    Revenues. Total revenues for 2003 were $4.38 billion compared to $4.34 billion for 2002, an increase of 0.8%.

Revenues by segment were as follows:

(In millions)	2003	2002	Increase/ (Decrease)	Percent Change
Wholesale better apparel	$ 1,475.0	$ 1,636.4	$ (161.4)	(9.9%)
Wholesale moderate apparel	1,310.2	1,093.5	216.7	19.8%
Wholesale footwear and accessories	868.3	882.3	(14.0)	(1.6%)
Retail	685.6	700.0	(14.4)	(2.1%)
Other	36.2	28.7	7.5	26.1%

Total revenues	$ 4,375.3	$ 4,340.9	$ 34.4	0.8%

    Wholesale better apparel revenues declined primarily as the result of a decrease in shipments and increased customer allowances of our Polo Jeans, Lauren and Ralph businesses. Planned decreases in Jones New York career and decreased shipments in our Jones New York Sport and Rena Rowan products were partially offset by increases in our Nine West, Jones New York Suit and Easy Spirit apparel product lines as well as the product lines added as a result of the Kasper acquisition.

    Wholesale moderate apparel revenues increased primarily as a result of the product lines obtained as a result of the Gloria Vanderbilt and l.e.i. acquisitions. Increases were also realized in the Nine & Company business during 2003, which were offset by reduced shipments of our Jones Wear, Energie, Evan-Picone and Erika products.

    The wholesale footwear and accessories business was planned conservatively in light of the uncertain retail climate. These planned reductions significantly impacted shipments of our Nine West accessories and Enzo Angiolini footwear product lines, which were somewhat offset by new product lines, including ESPRIT and Gloria Vanderbilt in both the footwear and accessories product categories, as well as the growth of our Bandolino footwear line and our Nine West international business.

    Retail revenues decreased primarily due to comparable store sales decreasing approximately 2.3% for footwear and accessories stores and 4.3% for ready-to-wear outlet stores as compared to 2002. The overall decreases were a result of a lack of consumer traffic and the challenging retail environment for most of 2003, although consumer traffic in our footwear stores improved considerably during the fourth fiscal quarter of 2003, and a net reduction of five footwear stores and a consolidation of 12 apparel stores from 2002.

    Gross Profit. The gross profit margin decreased to 37.4% in 2003 compared to 38.8% in 2002.

    Wholesale better apparel gross profit margins were 38.0% and 41.3% for 2003 and 2002, respectively. The decrease was a result of higher levels of sales through the off-price channel and increased discounts and customer allowances provided to our retail customers in relation to the discontinuance of our Lauren business. This decrease was partially offset by improved performance of the Jones New York career products at retail, resulting in lower levels of customer allowances, as well as a higher percentage of sales of our product lines to regular customers at full-price and a lower percentage of sales through the off-price channel. Cost of sales for 2003 included $3.4 million related to adjustments required under purchase accounting to write up acquired inventories to market value.

    Wholesale moderate apparel gross profit margins were 26.0% and 27.0% for 2003 and 2002, respectively. The margin for the current period was impacted by a higher level of customer allowances as a result of higher promotions at our retail customers, as well as a higher ratio of off-price to full-price sales during the period. Cost of sales for 2002 included $23.1 million related to adjustments required under purchase accounting to write up acquired inventories to market value.

    Wholesale footwear and accessories gross profit margins were 33.8% and 32.0% for 2003 and 2002, respectively. The margin increase, which occurred principally in our costume jewelry business, was driven by our inventory liquidation plan in 2002 and an emphasis on maintaining lower inventory levels, which resulted in lower sales through the off-price channel. This increase was partially offset by challenges in our Nine West accessories business that resulted in a higher level of customer allowances to maintain the flow of inventory through the retail channel. Margins also decreased in the Nine West, Easy Spirit and Bandolino footwear product lines due to a higher level of customer allowances and a higher percentage of sales through the off-price channel.

    Retail gross profit margins were 54.5% and 53.2% for 2003 and 2002, respectively. The increase was primarily the result of improved inventory planning which resulted in a higher percentage of full-price sales and lower promotional activity in our retail stores.

    Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses of $1.06 billion in 2003 represented a decrease of $36.4 million from the $1.09 billion reported for 2002. In 2003, Kasper added $6.7 million to the wholesale better apparel segment, which includes $1.1 million in amortization of acquired customer orders, and $2.7 million to the retail segment. Gloria Vanderbilt and l.e.i. added a total of $28.2 million to the wholesale moderate apparel segment to 2003, which was somewhat offset by a $26.1 million reduction in our private label denim business (a result of restructuring and integrating its operations into l.e.i.). The reorganization of our costume jewelry business also reduced overhead costs by $17.6 million from the prior year. The remaining decline represents tighter cost controls across the wholesale businesses and leveraging the corporate infrastructure across the organization, eliminating duplicative expenses in our new acquisitions. In 2003 we recorded trademark impairments of $4.5 million in the other and eliminations segment related primarily to the discontinuance of our Rena Rowan product line. The prior period reflected $31.9 million of executive compensation costs and a $24.4 million writedown of Enzo Angiolini footwear and costume jewelry trademarks in the other and eliminations segment.

    Operating Income. The resulting operating income for 2003 of $579.8 million decreased 1.8%, or $10.8 million, from the $590.6 million for 2002, due to the factors described above.

    Net Interest Expense. Net interest expense was $55.3 million in 2003 compared to $58.1 million in 2002. This was primarily a result of both lower interest rates and lower average borrowings in 2003 as compared to 2002.

    Provision for Income Taxes. The effective income tax rate was 37.65% for 2003 and 37.7% for 2002. The difference is primarily the result of an $8.5 million deferred valuation allowance established in 2003 for capital loss carryforwards that will likely expire unused, offset by an $8.7 million reversal of prior year tax accruals as the result of the completion of Internal Revenue Service audits of our federal tax returns through 2000.

    Net Income and Earnings Per Share. Net income was $328.6 million in 2003, an increase of $10.1 million from the net income of $318.5 million earned in 2002. Diluted earnings per share for 2003 was $2.48 compared to $2.36 for 2002, on 1.8% fewer shares outstanding.

    2002 Compared to 2001

    Revenues. Total revenues for 2002 were $4.34 billion compared to $4.10 billion for 2001, an increase of 5.9%. Excluding the effect of the special charge mentioned above, total revenues for 2002 increased $218.2 million, or 5.3%, over 2001.

    Revenues by segment were as follows:

	Total Revenues				Excluding Special Charge
(In millions)	2002	2001	Increase/ (Decrease)	Percent Change	2002	2001	Increase/ (Decrease)	Percent Change
Wholesale better apparel	$ 1,636.4	$ 1,834.1	$ (197.7)	(10.8%)	$ 1,636.4	$ 1,845.7	$ (209.3)	(11.3%)
Wholesale moderate apparel	1,093.5	547.3	546.2	99.8%	1,093.5	548.3	545.2	99.4%
Wholesale footwear and accessories	882.3	980.7	(98.4)	(10.0%)	882.3	992.2	(109.9)	(11.1%)
Retail	700.0	711.7	(11.7)	(1.6%)	700.0	711.7	(11.7)	(1.6%)
Other	28.7	24.8	3.9	15.7%	28.7	24.8	3.9	15.7%

Total revenues	$ 4,340.9	$ 4,098.6	$ 242.3	5.9%	$ 4,340.9	$ 4,122.7	$ 218.2	5.3%

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

    Gross Profit. The gross profit margin increased to 38.8% in 2002 compared to 37.3% in 2001. Cost of sales included $23.1 million and $17.7 million in 2002 and 2001, respectively, related to adjustments required under purchase accounting to write up acquired inventories to market value upon acquisition and $61.7 million in 2001 related to the special charge reflected in cost of sales.

    Wholesale better apparel gross profit margins were 41.3% and 36.0% for 2002 and 2001, respectively. Wholesale better apparel cost of sales for 2001 included $23.0 million related to the special charge. The primary reasons for the margin increase were more favorable production costs realized from offshore production and a continued focus on inventory management, which resulted in lower off-price sales to discounters, partially offset by higher customer allowances granted to retailers to clear product.

    Wholesale moderate apparel gross profit margins were 27.0% and 23.0% for 2002 and 2001, respectively. Wholesale moderate apparel cost of sales for 2002 included $23.1 million in purchase accounting adjustments. Cost of sales for 2001 included $16.7 million in purchase accounting adjustments and $8.2 million related to the special charge. The margin increase was primarily the result of the addition of higher-margin businesses realized from the inclusion of McNaughton for the full year in 2002 compared to only 28 weeks in 2001, as well as the addition of Gloria Vanderbilt.

    Wholesale footwear and accessories gross profit margins were 32.0% and 32.5% for 2002 and 2001, respectively. Wholesale footwear and accessories cost of sales for 2001 included $1.0 million in purchase accounting adjustments and $23.1 million related to the special charge. The decrease in the margin was driven by significant markdowns in the costume jewelry business to more aggressively liquidate inventories in both the wholesale and retail channels, and higher off-price sales to discounters and higher customer allowances in the Nine West accessories line. Our wholesale footwear business realized a significant improvement in margins resulting primarily from a continued focus on inventory management, which resulted in lower off-price sales to discounters.

    Retail gross profit margins were 53.2% and 51.7% for 2002 and 2001, respectively. Retail cost of sales for 2001 included $7.4 million related to the special charge. Margins in our Nine West retail business benefitted from better inventory planning and improved product assortments in our stores. This improvement was offset by more promotional activity in our apparel outlet stores, impacted by the difficulty experienced in our Jones New York career business.

    SG&A expenses. SG&A expenses of $1.09 billion in 2002 represented an increase of $89.2 million from the $1.0 billion reported for 2001. During 2002, SG&A expenses included $24.4 million of trademark impairment charges. During 2001, SG&A expenses included $16.3 million of trademark amortization and $1.0 million related to the special charge. McNaughton, Gloria Vanderbilt and l.e.i. added a total of $71.0 million to 2002. Also contributing to the increase in SG&A expenses were the $31.9 million of executive compensation costs in the other and eliminations segment, $1.9 million of costs related to the closing of a Canadian production facility in the wholesale better apparel segment and $6.9 million of costs related to the closing of administrative and production facilities in Mexico and Texas in the wholesale moderate apparel segment. These increases were somewhat offset by cost savings resulting from the restructuring of our costume jewelry business and a continued focus on cost controls and efficiencies that can be realized by leveraging common functions across all divisions.

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

Liquidity and Capital Resources

    Our principal capital requirements have been to fund acquisitions, pay dividends, working capital needs, capital expenditures and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations and expansion. As of December 31, 2003, total cash and cash equivalents were $350.0 million, an increase of $66.7 million from the $283.3 million reported as of December 31, 2002.

   Operating activities provided $455.0 million, $716.5 million and $562.4 million in 2003, 2002 and 2001, respectively. The change from 2002 to 2003 was primarily due to a smaller decrease in accounts receivable in 2003 than in 2002 and a small increase in inventory in 2003 compared to a decrease in 2002. While accounts receivable turns improved in 2003 compared to 2002, the reduction in 2003 was less than in 2002 due primarily to the collection of acquired l.e.i. receivables in 2002. The change in inventory was due to increases required for new product launches (including Jones New York Signature, Gloria Vanderbilt Career and Bandolino apparel) and planned increases in certain wholesale moderate and accessories businesses, which were offset by improved inventory turns in our wholesale better apparel segment and by reductions resulting from the discontinuance of Lauren and Ralph. The change in cash provided by operating activities from 2001 to 2002 was primarily due to lower accounts receivable and inventory levels, the result of a significant improvement in both accounts receivable and inventory turns.

    Investing activities used $274.5 million, $368.7 million and $160.3 million in 2003, 2002 and 2001, respectively. The decrease for 2003 from 2002 was primarily due to lower acquisition-related payments in

2003 than in 2002. The increase for 2002 from 2001 was primarily due to the acquisitions of Gloria Vanderbilt and l.e.i.

    During 2003, we entered into a sale-leaseback agreement for our Virginia warehouse facility. The gross sale price was $25.9 million, which resulted in a net gain of $7.5 million that has been deferred and is being amortized over the 20-year term of the lease agreement (which has been recorded as a capital lease). In connection with this transaction, we repaid $7.4 million of long-term debt related to the Virginia warehouse facility.

    Financing activities used $114.7 million in 2003. The primary uses of cash were to repurchase our common stock and pay dividends to our common shareholders.

    Financing activities used $141.1 million in 2002, primarily to refinance $43.7 million and $83.2 million of debt assumed as part of the acquisitions of Gloria Vanderbilt and l.e.i., respectively, and to repurchase our common stock. In addition, we redeemed the remaining $0.1 million of Nine West Group's 9% Senior Subordinated Notes Due 2007 in September 2002 at 104.5% of par. These uses of funds were partially offset by $118.4 million in proceeds from the issuance of common stock to our employees exercising stock options.

    Financing activities used $387.2 million in 2001. The principal uses of cash were to repay in full $234.7 million of our 6.25% Senior Notes that matured on October 1, 2001. In addition, we redeemed all $0.5 million of Nine West Group's 5-1/2% Convertible Subordinated Notes Due 2003 on December 1, 2001 at 100.92% of par. In connection with the McNaughton acquisition, we repurchased all $125.0 million of McNaughton's outstanding 12-1/2% Senior Notes due 2005, Series B. We also refinanced $146.9 million of assumed McNaughton debt and accrued interest using cash on hand and borrowings under our Senior Credit Facilities.

    In February 2001, we issued Zero Coupon Convertible Senior Notes due 2021. Net proceeds of the offering were $392.8 million, which were used to repay amounts then outstanding under our Senior Credit Facilities, repurchase $30.3 million of our outstanding 6.25% Senior Notes at par, and for general corporate purposes. On February 2, 2004, we redeemed all of the outstanding notes at a redemption price (inclusive of issue price plus accrued original issue discount) of $554.41 per $1,000 of principal amount at maturity for a total payment of $446.6 million, which was financed primarily through our Senior Credit Facilities. As a result of this transaction, we will record a charge of $8.2 million in the first fiscal quarter of 2004, representing the writeoff of unamortized bond discounts and debt issuance costs. The securities carried a 3.5% yield to maturity with a face value of $805.6 million ($1,000 per note) and were convertible into common stock at a conversion rate of 9.8105 shares per note.

    In January 2001, we realized $8.3 million in proceeds from terminating interest rate swap agreements that we had entered into in June 1999, and in October 2002, we realized $21.6 million in proceeds from terminating interest rate swap agreements that we had entered into in April 2002 (see "Derivatives" in the Notes to Consolidated Financial Statements).

    We repurchased $108.7 million, $129.2 million and $68.9 million of our common stock on the open market during 2003, 2002 and 2001, respectively. As of December 31, 2003, $6.6 million of stock repurchases had not settled and is accrued under accounts payable. As of December 31, 2003, a total of $663.7 million had been expended under announced programs to acquire up to $800.0 million of such shares. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition. Proceeds from the issuance of common stock to our employees exercising stock options amounted to $20.5 million, $118.4 million and $85.8 million in 2003, 2002 and 2001, respectively.

    At December 31, 2003, we had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.4 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for a $700.0 million three-year revolving credit facility (which expires in June 2006 and replaced a similar $850.0 million 364-day revolving credit facility in June 2003) and a $700.0 million five-year revolving credit facility (which expires in June 2004). At December 31, 2003, $212.9 million was outstanding under the three-year revolving credit facility (comprised solely of outstanding letters of credit) and no amounts were outstanding under our five-year revolving credit facility. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require us to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on our ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers and pay dividends.

    In addition to these committed facilities, we have unsecured uncommitted lines of credit for the purpose of issuing letters of credit and bankers' acceptances for McNaughton and Kasper. As of December 31, 2003, $72.0 million in letters of credit were outstanding under these lines of credit.

    At December 31, 2003, we also had a C$25.0 million unsecured line of credit in Canada, under which no amounts were outstanding.

    In July 2001, December 2001 and August 2002, we entered into transactions relating to the short sale of $139.0 million, $157.9 million and $190.5 million, respectively, of U. S. Treasury securities. These transactions were intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses.  There are no present intentions to enter into any further transactions.  See "Short Term Bond Transactions" in Notes to Consolidated Financial Statements.

    In 2003 and 2002, we recorded minimum pension liability adjustments of $3.1 million and $10.8 million, respectively, to other comprehensive income resulting from the lowering of the discount rate from 6.5% to 6.1% in 2003 and both the negative returns on our investments and the lowering of the anticipated rate of future returns from 9.0% to 8.0% in 2002. Our plans are currently underfunded by a total of $15.9 million. As the benefits under our defined benefit plans are frozen with respect to service credits, the effects on future pension expense are not anticipated to be material to our results of operations or to our liquidity.

    On December 1, 2003, we completed the acquisition of Kasper. The aggregate cash purchase price was $259.3 million, of which $37.6 million was paid in January 2004.

    On August 16, 2002, we completed the acquisition of l.e.i. The aggregate purchase price was approximately $309.7 million, which included payments to the selling shareholders of $272.5 million in cash and the issuance of approximately 1.0 million shares of our common stock. We also assumed approximately $84.0 million of l.e.i.'s funded debt and accrued interest, $83.2 million of which we subsequently refinanced. Pursuant to the Amended Acquisition Agreement, the selling shareholders were entitled to a $2.2 million payment as additional consideration, which was made in 2003.

    On April 8, 2002, we completed the acquisition of Gloria Vanderbilt. The aggregate purchase price was approximately $100.9 million, which included payments to the selling shareholders of $80.9 million in cash and the issuance of approximately 0.6 million shares of our common stock. We also assumed approximately $43.7 million of Gloria Vanderbilt's funded debt and accrued interest, which we subsequently refinanced. The terms of the acquisition agreement for Gloria Vanderbilt required us to pay the former Gloria Vanderbilt shareholders additional consideration of $4.50 for each $1.00 of Gloria Vanderbilt's earnings before interest and taxes (as defined in the stock purchase agreement) that exceeded certain targeted levels for the 12 months following the completion of the acquisition, up to a maximum of $54.0 million. The maximum additional consideration was paid in cash on July 7, 2003 and was recorded first as a reduction of the liability resulting from the fair value of assets acquired exceeding the purchase price, with the remaining balance being recorded as goodwill.

    On February 18, 2004, we announced that the Board of Directors had declared a quarterly cash dividend of $0.08 per share to all common stockholders of record as of March 1, 2004 for payment on March 12, 2004.

Off-Balance Sheet Arrangements

    We do not have any off-balance sheet arrangements within the meaning of SEC Regulation S-K Item 303(a)(4).

Contractual Obligations and Contingent Liabilities and Commitments

    The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of December 31, 2003, and, except for purchase obligations and other long-term liabilities, is based on information appearing in the Notes to Consolidated Financial Statements (amounts in millions).

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt (1)	$ 975.0	$ 175.0	$ 354.6	$ -	$ 445.4
Capital lease obligations	77.9	8.9	12.5	10.3	46.2
Operating leases	585.9	100.5	162.5	114.4	208.5
Purchase obligations (2)	1,009.5	990.9	18.6	-	-
Minimum royalty payments (3)	35.3	9.7	17.4	8.2	-
Other long-term liabilities	55.7	3.9	10.0	3.8	38.0

Total contractual cash obligations	$ 2,739.3	$ 1,288.9	$ 575.6	$ 136.7	$ 738.1

(1) Includes $445.4 million of Zero Coupon Convertible Senior Notes Due 2021 that were redeemed in February 2004.
(2) Includes outstanding letters of credit of $284.9 million, which primarily represent inventory purchase commitments which typically mature in two to six months.
(3) Under exclusive licenses to manufacture certain items under trademarks not owned by us pursuant to various license and design service agreements, we are obligated to pay the licensors a percentage of our net sales of these licensed products, subject to minimum scheduled royalty and advertising payments.

    We have two joint ventures with HCL Technologies Limited to provide us with computer consulting, programming and associated support services. On August 31, 2004, we are obligated to contribute approximately $1.0 million of additional capital to the joint ventures in the form of cash or assets. As of December 31, 2003, we have committed to purchase $17.3 million in services from these joint venture companies through June 30, 2007.

    We also have a joint venture with Sutton Developments Pty. Ltd. ("Sutton") to operate retail locations in Australia. We have unconditionally guaranteed up to AU$7.0 million of borrowings under the joint venture's uncommitted credit facility and up to AU$0.4 million of presettlement risk associated with foreign exchange transactions. Sutton is required to reimburse us for 50% of any payments made under these guarantees. At December 31, 2003, the outstanding balance subject to these guarantees was approximately AU$1.0 million.

    We believe that funds generated by operations, proceeds from the issuance of notes, the Senior Credit Facilities and the McNaughton, Kasper and Canadian lines of credit will provide the financial resources sufficient to meet our foreseeable working capital, dividend, capital expenditure and stock repurchase requirements and fund our contractual obligations and contingent liabilities and commitments.

New Accounting Standards

    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS No. 149 had no impact on our results of operations or our financial position.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 had no impact on our results of operations or our financial position.

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

Interest Rates

    Our primary interest rate exposures relate to our fixed and variable rate debt. The potential decrease in fair value of our fixed rate long-term debt instruments resulting from a hypothetical 10% adverse change in interest rates was approximately $92.6 million at December 31, 2003. We employ an interest rate hedging strategy utilizing swaps to effectively float a portion of our interest rate exposure on our fixed rate financing arrangements.

    The primary interest rate exposures on floating rate financing arrangements are with respect to United States and Canadian short-term rates. We had approximately $1.4 billion in variable rate financing arrangements at December 31, 2003. As of December 31, 2003, a hypothetical immediate 10% adverse change in interest rates, as they relate to the maximum available borrowings under our variable rate financial instruments, would have a $2.5 million unfavorable impact over a one-year period on our earnings and cash flows.

Foreign Currency Exchange Rates

    We are exposed to market risk related to changes in foreign currency exchange rates. We have assets and liabilities denominated in certain foreign currencies related to international subsidiaries. At December 31, 2003, we had outstanding foreign exchange contracts in Canada to purchase US$11.0 million at a weighted-average settlement price of C$1.3489 through April 2004. We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. We are exposed to credit-related losses if the counterparty to the financial instruments fails to perform its obligations. However, we do not expect the counterparty, which presently has high credit ratings, to fail to meet its obligations.

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Jones Apparel Group, Inc.

    We have audited the accompanying consolidated balance sheets of Jones Apparel Group, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Apparel Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

    As discussed in notes to the financial statements, the Company changed its method of accounting for stock-based compensation in 2003 and its method of accounting for goodwill and intangible assets in 2002.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
New York, New York
February 2, 2004

Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in millions except per share data)

December 31,	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 350.0	$ 283.3
Accounts receivable, net of allowances of $37.3 and $38.6 for doubtful accounts, discounts, returns and co-op advertising	385.8	389.3
Inventories	590.6	529.6
Deferred taxes	80.6	80.8
Prepaid expenses and other current assets	48.9	35.2

TOTAL CURRENT ASSETS	1,455.9	1,318.2
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization	268.4	249.3
GOODWILL	1,646.9	1,541.2
OTHER INTANGIBLES, at cost, less accumulated amortization	767.5	677.3
OTHER ASSETS	49.0	66.6

	$ 4,187.7	$ 3,852.6

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$ 180.8	$ 6.3
Accounts payable	244.6	230.2
Income taxes payable	14.7	26.0
Payments due relating to Kasper acquisition	37.6	-
Accrued employee compensation	36.8	40.2
Accrued expenses and other current liabilities	114.5	124.6

TOTAL CURRENT LIABILITIES	629.0	427.3

NONCURRENT LIABILITIES:
Long-term debt	791.4	955.7
Obligations under capital leases	43.7	22.4
Deferred taxes	130.1	98.6
Other	55.7	45.1

TOTAL NONCURRENT LIABILITIES	1,020.9	1,121.8

TOTAL LIABILITIES	1,649.9	1,549.1

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-	-
Common stock, $.01 par value - shares authorized 200.0; issued 148.6 and 147.1	1.5	1.5
Additional paid-in capital	1,179.4	1,143.8
Retained earnings	1,947.2	1,638.8
Accumulated other comprehensive income	3.8	4.8

	3,131.9	2,788.9
Less treasury stock, 22.4 and 18.7 shares, at cost	(594.1)	(485.4)

TOTAL STOCKHOLDERS' EQUITY	2,537.8	2,303.5

	$ 4,187.7	$ 3,852.6

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Income
(All amounts in millions except per share data)

Year Ended December 31,	2003	2002	2001
Net sales	$ 4,339.1	$ 4,312.2	$ 4,073.8
Licensing income (net)	36.2	28.7	24.8

Total revenues	4,375.3	4,340.9	4,098.6
Cost of goods sold	2,738.6	2,657.0	2,570.4

Gross profit	1,636.7	1,683.9	1,528.2
Selling, general and administrative expenses	1,056.9	1,093.3	1,004.1
Amortization of goodwill	-	-	44.2

Operating income	579.8	590.6	479.9
Interest income	3.5	4.6	4.5
Interest expense and financing costs	58.8	62.7	84.6
Equity in earnings of unconsolidated affiliates	2.5	1.0	-

Income before provision for income taxes	527.0	533.5	399.8
Provision for income taxes	198.4	201.2	163.6

Income before cumulative effect of change in accounting principle	328.6	332.3	236.2
Cumulative effect of change in accounting for intangible assets, net of tax	-	13.8	-

Net income	$ 328.6	$ 318.5	$ 236.2

Earnings per share
Basic
Income before cumulative effect of change in accounting principle	$2.58	$2.59	$1.92
Cumulative effect of change in accounting for intangible assets	-	0.11	-

Basic earnings per share	$2.58	$2.48	$1.92

Diluted
Income before cumulative effect of change in accounting principle	$2.48	$2.46	$1.82
Cumulative effect of change in accounting for intangible assets	-	0.10	-

Diluted earnings per share	$2.48	$2.36	$1.82

Weighted average common shares outstanding
Basic	127.3	128.2	123.2
Diluted	136.5	139.0	133.7

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity
(All amounts in millions except per share data)

	Number of common shares outstanding	Total stock- holders' equity	Common stock	Additional paid-in capital	Retained earnings	Accumu- lated other compre- hensive income (loss)	Treasury stock
Balance, January 1, 2001	120.1	$ 1,477.2	$ 1.4	$752.0	$ 1,084.1	$ (2.4)	$ (357.9)
Year ended December 31, 2001:
Comprehensive income:
Net income	-	236.2	-	-	236.2	-	-
Gain on termination of interest rate hedges, net of $3.3 tax	-	5.0	-	-	-	5.0	-
Change in fair value of cash flow hedges	-	0.1	-	-	-	0.1	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.7 tax	-	(1.1)	-	-	-	(1.1)	-
Foreign currency translation adjustments	-	(1.1)	-	-	-	(1.1)	-

Total comprehensive income		239.1

Issuance of restricted stock to employees	0.1	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	1.4	-	1.4	-	-	-
Treasury stock reissued for acquisition of McNaughton	3.0	109.3	-	73.6	-	-	35.7
Conversion of McNaughton employee stock options	-	34.2	-	34.2	-	-	-
Exercise of employee stock options	4.3	85.8	-	85.8	-	-	-
Tax benefit derived from exercise of employee stock options	-	27.4	-	27.4	-	-	-
Treasury stock acquired	(1.8)	(68.9)	-	-	-	-	(68.9)
Other	-	(0.1)	-	(0.1)	-	-	-

Balance, December 31, 2001	125.7	1,905.4	1.4	974.3	1,320.3	0.5	(391.1)
Year ended December 31, 2002:
Comprehensive income:
Net income	-	318.5	-	-	318.5	-	-
Minimum pension liability adjustment, net of $4.1 tax	-	(6.7)	-	-	-	(6.7)	-
Gain on termination of interest rate hedges, net of $8.2 tax	-	13.4	-	-	-	13.4	-
Change in fair value of cash flow hedges, net of $0.4 tax	-	(0.5)	-	-	-	(0.5)	-
Reclassification adjustment for hedge gains and losses included in net income, net of $1.4 tax	-	(2.1)	-	-	-	(2.1)	-
Foreign currency translation adjustments	-	0.2	-	-	-	0.2	-

Total comprehensive income		322.8

Issuance of restricted stock to employees	0.3	-	-	-	-	-	-
Treasury stock reissued for acquisition of Gloria Vanderbilt	0.6	20.0	-	10.1	-	-	9.9
Treasury stock reissued for acquisition of l.e.i.	1.0	36.3	-	11.3	-	-	25.0
Amortization expense in connection with employee stock options and restricted stock	-	12.9	-	12.9	-	-	-
Exercise of employee stock options	4.8	118.4	0.1	118.3	-	-	-
Tax benefit derived from exercise of employee stock options	-	16.9	-	16.9	-	-	-
Treasury stock acquired	(4.0)	(129.2)	-	-	-	-	(129.2)

Balance, December 31, 2002	128.4	2,303.5	1.5	1,143.8	1,638.8	4.8	(485.4)
Year ended December 31, 2003:
Comprehensive income:
Net income	-	328.6	-	-	328.6	-	-
Minimum pension liability adjustment, net of $1.1 tax	-	(2.0)	-	-	-	(2.0)	-
Change in fair value of cash flow hedges, net of $1.0 tax	-	(1.4)	-	-	-	(1.4)	-
Reclassification adjustment for hedge gains and losses included in net income, net of $2.0 tax	-	(3.6)	-	-	-	(3.6)	-
Foreign currency translation adjustments	-	6.0	-	-	-	6.0	-

Total comprehensive income		327.6

Issuance of restricted stock to employees, net of forfeitures	0.6	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	12.2	-	12.2	-	-	-
Exercise of employee stock options	0.9	20.5	-	20.5	-	-	-
Tax benefit derived from exercise of employee stock options	-	2.9	-	2.9	-	-	-
Dividends on common stock ($0.16 per share)	-	(20.2)	-	-	(20.2)	-	-
Treasury stock acquired	(3.7)	(108.7)	-	-	-	-	(108.7)

Balance, December 31, 2003	126.2	$ 2,537.8	$ 1.5	$ 1,179.4	$ 1,947.2	$ 3.8	$ (594.1)

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows
(All amounts in millions)

Year Ended December 31,	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 328.6	$ 318.5	$ 236.2

Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Cumulative effect of change in accounting principle	-	13.8	-
Amortization of goodwill	-	-	44.2
Amortization of original issue discount	15.2	14.7	13.0
Trademark impairment losses	4.5	24.4	-
Depreciation and other amortization	84.3	74.1	74.7
Provision for losses on accounts receivable	(0.6)	3.6	3.3
Deferred taxes	47.1	2.6	24.9
Gain on short sale of U. S. Treasury securities	(6.6)	(14.8)	(5.4)
Other	(2.2)	3.1	2.9
Changes in operating assets and liabilities:
Accounts receivable	61.2	117.2	85.1
Inventories	(7.0)	122.9	62.8
Prepaid expenses and other current assets	(10.8)	20.7	32.9
Other assets	21.4	21.4	15.3
Accounts payable	(17.5)	(1.6)	(14.4)
Taxes payable	(13.4)	37.4	37.2
Accrued expenses and other liabilities	(49.2)	(41.5)	(50.3)

Total adjustments	126.4	398.0	326.2

Net cash provided by operating activities	455.0	716.5	562.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(198.2)	(332.7)	(134.0)
Capital expenditures	(53.3)	(52.6)	(56.4)
Net proceeds from sale of U.S. Treasury securities	12.3	9.2	3.1
Additional consideration paid for acquisition of Gloria Vanderbilt	(54.0)	-	-
Additional consideration and other payments relating to other acquisitions	(2.4)	(2.0)	(19.4)
Acquisition of intangibles	(6.0)	(2.9)	(1.0)
Proceeds from sale of Nine West United Kingdom operations	-	-	28.0
Repayments of loans to officers	-	2.0	18.0
Proceeds from sales of property, plant and equipment	26.9	10.4	1.1
Other	0.2	(0.1)	0.3

Net cash used in investing activities	(274.5)	(368.7)	(160.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Senior Notes, net of discount and debt issuance costs	-	-	392.8
Repurchase of Nine West Senior Notes	-	(0.1)	(0.5)
Repurchase/redemption at maturity of 6.25% Senior Notes	-	-	(265.0)
Repurchase of McNaughton Senior Notes	-	-	(125.0)
Premiums paid on repurchase of McNaughton Senior Notes	-	-	(35.2)
Refinancing of acquired debt	-	(126.9)	(146.9)
Net repayments under credit facilities	-	(0.8)	(225.7)
Purchases of treasury stock	(102.1)	(129.2)	(68.9)
Proceeds from exercise of employee stock options	20.5	118.4	85.8
Dividends paid	(20.2)	-	-
Proceeds from termination of interest rate swaps	-	21.6	8.3
Repayment of long-term debt	(7.4)	(11.2)	(11.1)
Proceeds from long-term debt borrowings	-	-	9.8
Principal payments on capital leases	(5.5)	(12.9)	(5.6)

Net cash used in financing activities	(114.7)	(141.1)	(387.2)

EFFECT OF EXCHANGE RATES ON CASH	0.9	0.1	1.1

NET INCREASE IN CASH AND CASH EQUIVALENTS	66.7	206.8	16.0
CASH AND CASH EQUIVALENTS, BEGINNING	283.3	76.5	60.5

CASH AND CASH EQUIVALENTS, ENDING	$ 350.0	$ 283.3	$ 76.5

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

    We design, contract for the manufacture of, manufacture and market a broad range of women's collection sportswear, suits and dresses, casual sportswear and jeanswear for men, women and children, and women's footwear and accessories. We sell our products through a broad array of distribution channels, including better specialty and department stores and mass merchandisers, primarily in the United States and Canada. We also operate our own network of retail and factory outlet stores. In addition, we license the use of several of our brand names to select manufacturers and distributors of women's and men's apparel and accessories worldwide.

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

Inventories
    Inventories are valued at the lower of cost or market. Approximately 58% and 65% of inventories were determined by using the FIFO (first in, first out) method of valuation as of December 31, 2003 and 2002, respectively; the remainder were determined by the weighted average cost and retail methods. We make provisions for obsolete or slow moving inventories as necessary to properly reflect inventory value.

Property, Plant, Equipment and Depreciation
    Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets ranging from one to 40 years.

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

Shipping and Handling Costs
    Shipping and handling costs billed to customers are recorded as revenue. Freight costs associated with shipping goods to customers are recorded as a cost of sales.

Advertising Expense
    We record national advertising campaign costs as an expense when the advertising takes place and we expense advertising production costs as incurred. Advertising costs associated with our cooperative advertising programs are accrued as the related revenues are recognized. Net advertising expense was $74.2 million, $75.4 million and $62.5 million in 2003, 2002 and 2001, respectively.

Income Taxes
    We use the asset and liability method of accounting for income taxes. Current tax assets and liabilities are recognized for the estimated Federal, foreign, state and local income taxes payable or refundable on the tax returns for the current year. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred income tax provisions are based on the changes to the respective assets and liabilities from period to period. Valuation allowances are recorded to reduce deferred tax assets when uncertainty regarding their realizability exists.

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

	2003	2002	2001
Number of options (in millions)	10.4	3.2	2.4
Weighted average exercise price	$32.88	$38.97	$39.35

Stock Options
    Effective January 1, 2003, we adopted the fair value method of accounting for employee stock options for all options granted after December 31, 2002 pursuant to the guidelines contained in SFAS No. 123, "Accounting for Stock-Based Compensation" using the "prospective method" set forth in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under this approach, the fair value of the option on the date of grant (as determined by the Black-Scholes option pricing model) is amortized to compensation expense over the option's vesting period. Since the expense to be recorded is dependent on both the timing and the number of options to be granted, we cannot estimate the effect on future results of operations at this time. Prior to January 1, 2003, pursuant to a provision in SFAS No. 123 we had elected to continue using the intrinsic-value method of accounting for stock options granted to employees in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options had been measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount the employee must pay to acquire the stock. Under this approach, we had only recognized compensation expense for stock-based awards to employees for options granted at below-market prices. The adoption of the fair value method did not have a material effect on our results of operations.

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

Year Ended December 31,	2003	2002	2001
(In millions except per share data)

Net income - as reported	$ 328.6	$ 318.5	$ 236.2
Add: stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	7.5	8.0	0.8
Deduct: stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value-based method had been applied to all awards	(19.5)	(37.7)	(27.3)

Net income - pro forma	$ 316.6	$ 288.8	$ 209.7

Basic earnings per share
As reported	$2.58	$2.48	$1.92
Pro forma	$2.49	$2.25	$1.70
Diluted earnings per share
As reported	$2.48	$2.36	$1.82
Pro forma	$2.39	$2.14	$1.63

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

New Accounting Standards
    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS No. 149 had no impact on our results of operations or our financial position.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 had no impact on our results of operations or our financial position.

SIGNIFICANT CUSTOMERS

    A significant portion of our sales are to retailers throughout the United States and Canada. We have two significant customers in our wholesale apparel and wholesale footwear and accessories operating segments. Sales to department stores owned by Federated Department Stores, Inc. accounted for 13%, 14% and 15% of consolidated total revenues for the years ended December 31, 2003, 2002 and 2001, respectively. Sales to department stores owned by The May Department Stores Company accounted for 12%, 14% and 16% of consolidated total revenues for the years ended December 31, 2003, 2002 and 2001, respectively. May and Federated accounted for approximately 27% of accounts receivable at December 31, 2003.

ACQUISITIONS

    On December 1, 2003, we acquired 100% of the common stock of Kasper. Kasper designs, markets, sources, manufactures and distributes women's suits, sportswear and dresses. Kasper's brands include such well-recognized names as Albert Nipon, Anne Klein New York, AK Anne Klein, Kasper and Le Suit. In addition, Kasper has granted licenses for the manufacture and distribution of certain other products including, but not limited to, women's watches, jewelry, handbags, small leather goods, footwear, coats, eyewear and swimwear and men's apparel. Kasper also operates retail outlet stores under the Kasper and Anne Klein names, which not only sell company produced apparel, but also showcase and sell licensed products. The acquisition of Kasper is intended to partially replace the business in the better market lost by the termination of the Lauren and Ralph agreements and increases our penetration into the better market distribution channel. We also expect to benefit from the cross-branding opportunities of Kasper's brands that exist with our other lines of business. Kasper operates in both the wholesale better apparel and retail segments and the licensing of acquired Kasper trademarks to independent third parties is reported in the other and eliminations segment.

    The aggregate purchase price was $259.3 million, which included $221.7 million in cash payments made in 2003 and $37.6 million payable in 2004. The purchase price was allocated to Kasper's assets and liabilities, tangible and intangible (as determined by an independent appraiser), with the excess of the purchase price over the fair value of the net assets acquired of approximately $57.0 million being recorded as goodwill.

    The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price has not been finalized and is subject to refinement. We do not expect any additional adjustments to be material. Any additional adjustments will affect the amount assigned to goodwill.

(In millions)
Current assets	$ 145.0
Property, plant and equipment	12.9
Intangible assets	107.6
Goodwill	57.0
Other assets	7.3

Total assets acquired	329.8

Current liabilities	64.5
Long-term debt	6.0

Total liabilities assumed	70.5

Net assets acquired	$ 259.3

    Of the $107.6 million of acquired Kasper intangible assets, $79.5 million was assigned to registered trademarks that are not subject to amortization, $18.5 million was assigned to third-party license agreements, which had a weighted-average useful life of approximately 86 months on the acquisition date, $9.1 million was assigned to existing customer orders, which had a useful life of approximately eight months on the acquisition date, and $0.5 million was assigned to a below-market lease, which had a useful life of approximately 109 months on the acquisition date. The amortization of the customer orders and the below-market lease is included in selling, general and administrative expenses and the amortization of the license agreements is included in net licensing income. Of the acquired goodwill, approximately $22.1 million is expected to be deductible for tax purposes.

    On August 15, 2002, we acquired 100% of the common stock of l.e.i., a leading designer, manufacturer and distributor of girls' and young women's moderately-priced jeanswear. l.e.i.'s products are marketed nationwide to national chains, department stores and specialty retailers. The acquisition of l.e.i. is intended to enhance our competitive position in the moderate market. We also expect to benefit from the cross-branding opportunities that exist with our other lines of business, by leveraging l.e.i.'s strengths in design, production, merchandising and logistics, and by achieving cost synergies and economies of scale in the manufacturing process. l.e.i. is reported under our wholesale moderate apparel segment.

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

    Pursuant to the Amended Acquisition Agreement, the selling shareholders of l.e.i. were entitled to a $2.25 million payment as additional consideration, which was made in 2003 and recorded as goodwill.

    On April 8, 2002, we acquired 100% of the common stock of Gloria Vanderbilt and also the Gloria Vanderbilt (and related) trademarks and third-party licenses from Gloria Vanderbilt Trademark B.V. Gloria Vanderbilt is a leading designer, marketer and distributor of women's moderately priced stretch and twill jeanswear. Gloria Vanderbilt markets its products nationwide to national chains, department stores, mass merchants, and specialty retailers. Brands include Gloria Vanderbilt and junior product marketed under the GLO brand name. The acquisition of Gloria Vanderbilt increased our penetration into the moderate market distribution channel. Gloria Vanderbilt is reported under our wholesale moderate apparel segment.

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

    Our consolidated financial statements include the results of operations of the acquired companies from their respective acquisition dates. The following unaudited pro forma information presents a summary of our consolidated results of operations as if the Kasper, Gloria Vanderbilt and l.e.i. acquisitions and their related financing had taken place on January 1, 2002. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2002, or which may result in the future.

Year Ended December 31,	2003	2002
Total revenues (in millions)	$ 4,777.6	$ 4,690.1
Net income (in millions)	360.1	351.4
Basic earnings per common share	$2.83	$2.72
Diluted earnings per common share	$2.71	$2.57

INVENTORIES

    Inventories are summarized as follows:

December 31,	2003	2002
(In millions)

Raw materials	$ 31.1	$ 29.6
Work in process	30.6	30.1
Finished goods	528.9	469.9

	$ 590.6	$ 529.6

ACCRUED RESTRUCTURING COSTS

    In connection with the acquisitions of Sun, Nine West Group, Judith Jack, McNaughton, Gloria Vanderbilt and Kasper, we assessed and formulated plans to restructure certain operations of each company. These plans involved the closure of manufacturing facilities, certain offices, foreign subsidiaries, and selected domestic and international retail locations.

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

(In millions)	Severance and other employee costs	Closing of retail stores and consolidation of facilities	Other	Total
Balance, January 1, 2001	$ 7.6	$ 17.7	$ 4.2	$ 29.5
Net additions (reversals)	9.1	(9.0)	0.9	1.0
Payments and reductions	(5.5)	(4.5)	(5.1)	(15.1)

Balance, December 31, 2001	11.2	4.2	-	15.4
Net additions	3.3	4.2	-	7.5
Payments and reductions	(7.1)	(6.3)	-	(13.4)

Balance, December 31, 2002	7.4	2.1	-	9.5
Net additions	6.4	2.1	-	8.5
Payments and reductions	(6.9)	(0.5)	-	(7.4)

Balance, December 31, 2003	$ 6.9	$ 3.7	-	$ 10.6

    Estimated severance payments and other employee costs of $6.9 million accrued at December 31, 2003 relate to the remaining estimated severance for an estimated 244 employees at locations to be closed. Employee groups affected (totaling an estimated 1,000 employees) include accounting, administrative, customer service, manufacturing, production, warehouse and management personnel at locations closed or to be closed and duplicate corporate headquarters management and administrative personnel.

    The $6.4 million net addition during 2003 represents a $5.9 million increase in severance accruals related to acquisitions, which was recorded as goodwill, and a net $0.5 million accrual charged to operations relating to severance costs related to the closing and consolidation of existing facilities.

    The $3.3 million net addition in 2002 represents a net reversal of $1.7 million of the accrual related to acquisitions, which was recorded as a reduction of goodwill, and a $5.0 million accrual of severance and other employee costs charged to operations related to the closing and consolidation of existing facilities, including $0.4 million for the closing of the Canadian facility and $3.6 million for the closing of the Mexican and El Paso facilities. The $9.1 million net addition in 2001 represents accruals related to the closing of acquired administrative and plant locations, which was recorded as goodwill.

    During 2003, 2002 and 2001, $6.9 million, $7.1 million and $5.5 million, respectively, of the reserve was utilized (relating to partial or full severance and related costs for 575, 270 and 225 employees, respectively).

    The $3.7 million accrued at December 31, 2003 for the consolidation of facilities relates to expected costs to be incurred, including lease obligations, for closing certain acquired facilities in connection with consolidating their operations into our other existing facilities, as well as the closing of the Canadian production facility.

    The $2.1 million additional accrual for 2003 relates $2.2 million related to the closing of acquired facilities and retail stores, which was recorded as an increase to goodwill, offset by a $0.1 reduction of prior accruals, which was recognized in operations.

    The $4.2 million additional accrual for 2002 consists of $0.4 million related to the closing of acquired facilities, which was recorded as an increase to goodwill, $0.5 million charged to operations related to the closing of the Canadian facility and $3.3 million charged to operations related to the closing of the Mexican and El Paso facilities. The net reversal of $9.0 million for 2001 represents a net reversal of accruals related to acquisitions, which was recorded as a reduction of goodwill.

    Other amounts reported include a net addition of $0.9 million in 2001 related to the closing of certain foreign operations. This amount were recorded as an adjustment to goodwill.

    Our plans have not been finalized in all areas, and additional restructuring costs may result as we continue to evaluate and assess the impact of duplicate responsibilities, warehouses and office locations. We do not expect any final adjustments to be material. Any additional costs relating to Kasper before December 1, 2004 will be recorded as goodwill; after that date, additional costs will be charged to operations in the period in which they occur. Any costs not related to Kasper will be charged to operations in the period in which they occur.

PROPERTY, PLANT AND EQUIPMENT

    Major classes of property, plant and equipment are as follows:

December 31,	2003	2002	Useful lives (years)
(In millions)

Land and buildings	$ 96.4	$ 90.6	5 - 40
Leasehold improvements	169.7	148.8	1 - 39
Machinery and equipment	291.5	241.6	3 - 20
Furniture and fixtures	64.6	56.2	3 - 8
Construction in progress	18.8	18.4	-

	641.0	555.6
Less: accumulated depreciation and amortization	372.6	306.3

	$ 268.4	$ 249.3

    Depreciation and amortization expense relating to property, plant and equipment was $56.9 million, $52.2 million and $48.5 million in 2003, 2002 and 2001, respectively.

    Included in property, plant and equipment are the following capitalized leases:

December 31,	2003	2002	Useful lives (years)
(In millions)

Buildings	$74.2	$ 48.6	15 - 20
Machinery and equipment	11.5	13.4	3 - 7

	85.7	62.0
Less: accumulated amortization	24.9	22.9

	$ 60.8	$ 39.1

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

    We perform our annual impairment test for goodwill and trademarks during the fourth fiscal quarter of the year. As a result of continuing decreases in projected accessory revenues in our costume jewelry lines, the conversion of a portion of our Enzo Angiolini retail stores to the more moderately-priced Bandolino brand, and the discontinuance of our Rena Rowan line, we recorded additional trademark impairment charges of $18.6 million in 2002 and $4.5 million in 2003. All trademark impairment charges are reported as selling, general and administrative expenses in the other and eliminations segment.

    The components of other intangible assets are as follows:

December 31,	2003		2002
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
License agreements	$68.9	$ 25.1	$ 61.5	$ 20.1
Acquired order backlog	9.1	1.1	-	-
Covenant not to compete	2.9	2.2	2.9	1.6
Other	0.6	-	-	-

	81.5	28.4	64.4	21.7
Unamortized trademarks	714.4	-	634.6	-

	$ 795.9	$ 28.4	$ 699.0	$ 21.7

    During 2003, we acquired $19.3 million of third-party license agreements that have a weighted-average amortization period of approximately 84 months, $9.1 million of existing customer orders that have an amortization period of approximately eight months, and $0.5 million in below-market leases that have an amortization period of approximately 109 months. Amortization expense for intangible assets subject to amortization was $18.5 million, $9.8 million and $5.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. Amortization expense for intangible assets subject to amortization for each of the years in the five-year period ending December 31, 2008 is estimated to be $18.3 million in 2004, $4.9 million in 2005, $4.6 million in 2006, $3.4 million in 2007 and $3.3 million in 2008.

    The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2003, by segment and in total, are as follows:

(In millions)	Wholesale Better Apparel	Wholesale Moderate Apparel	Wholesale Footwear & Accessories	Retail	Total
Balance, January 1,2002	$ 356.7	$ 298.0	$ 602.5	$ 111.2	$ 1,368.4
Net adjustments to purchase price of prior acquisitions	-	(0.1)	0.2	-	0.1
Acquisition of l.e.i.	-	172.7	-	-	172.7

Balance, December 31, 2002	356.7	470.6	602.7	111.2	1,541.2
Net adjustments to purchase price of prior acquisitions	-	1.4	-	-	1.4
Additional consideration paid for Gloria Vanderbilt	-	45.1	-	-	45.1
Additional consideration paid for l.e.i.	-	2.2	-	-	2.2
Acquisition of Kasper	47.6	-	-	9.4	57.0

Balance, December 31, 2003	$ 404.3	$ 519.3	$ 602.7	$ 120.6	$ 1,646.9

    Goodwill was initially tested for impairment upon adoption of SFAS No. 142 and is further tested for impairment during the fourth fiscal quarter of each year. There have been no impairments to the carrying amount of goodwill.

    The following table presents a comparison of reported net income and earnings per share for each of the years in the three-year period ended December 31, 2003 to the respective adjusted amounts that would have been reported had SFAS No. 142 been in effect during all periods presented.

Year Ended December 31,	2003	2002	2001
(In millions except per share data)

Reported net income	$ 328.6	$ 318.5	$ 236.2
Add back goodwill amortization	-	-	44.2
Add back trademark amortization, net of tax	-	-	9.5

Adjusted net income	$ 328.6	$ 318.5	$ 289.9

Earnings per share - basic
Reported net income	$2.58	$2.48	$1.92
Goodwill amortization	-	-	0.36
Trademark amortization	-	-	0.07

Adjusted net income	$2.58	$2.48	$2.35

Earnings per share - diluted
Reported net income	$2.48	$2.36	$1.82
Goodwill amortization	-	-	0.33
Trademark amortization	-	-	0.07

Adjusted net income	$2.48	$2.36	$2.22

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

    At December 31, 2003 and 2002, the fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

December 31,	2003		2002
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt, including current portion	$ 966.3	$ 1,018.9	$ 957.2	$ 1,027.2
Foreign currency exchange contracts	0.5	0.5	-	-
Interest rate swaps	-	-	(0.7)	(0.7)

$ 966.8	$ 1,019.4	$ 956.5	$ 1,026.5

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

CREDIT FACILITIES

    At December 31, 2003, we had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.4 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for a $700.0 million three-year revolving credit facility (which expires in June 2006 and replaced a similar $850.0 million 364-day revolving credit facility in June 2003) and a $700.0 million five-year revolving credit facility (which expires in June 2004). At December 31, 2003, $212.9 million was outstanding under the three-year revolving credit facility (comprised solely of outstanding letters of credit) and no amounts were outstanding under our five-year revolving credit facility. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require us to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on our ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers and pay dividends.

    In addition to these committed facilities, we have unsecured uncommitted lines of credit for the purpose of issuing letters of credit and bankers' acceptances for McNaughton and Kasper. As of December 31, 2003, $72.0 million in letters of credit were outstanding under these lines of credit.

    At December 31, 2003, we also had a C$25.0 million unsecured line of credit in Canada, under which no amounts were outstanding.

    The weighted-average interest rate for cash borrowings under our credit facilities was 1.7% at December 31, 2003.

LONG-TERM DEBT

    Long-term debt consists of the following:

December 31,	2003	2002
(In millions)

3.50% Zero Coupon Convertible Senior Notes due 2021, net of unamortized discount of $7.7 and $8.2	$ 437.7	$ 422.0
7.50% Senior Notes due 2004, net of unamortized discount of $0.1 and $0.4	174.9	174.6
8.375% Series B Senior Notes due 2005, net of unamortized discount of $0.1 and $0.2	129.5	129.4
7.875% Senior Notes due 2006, net of unamortized discount of $0.8 and $1.1	224.2	223.9
6.98% Industrial revenue bonds, final payment due 2007	-	7.3

	966.3	957.2
Less: current portion	174.9	1.5

	$ 791.4	$ 955.7

    Long-term debt maturities for each of the next five years are $175.0 million in 2004, $129.6 million in 2005 and $225.0 million in 2006. All of our notes contain certain covenants, including, among others, restrictions on liens, sale-leaseback transactions, and additional secured debt and all except the zero coupon convertible senior debt securities pay interest semiannually. The weighted-average interest rate of our long-term debt was 5.9% at December 31, 2003.

    On February 2, 2004, we redeemed all our outstanding Zero Coupon Convertible Senior Notes due 2021 at a redemption price (inclusive of issue price plus accrued original issue discount) of $554.41 per $1,000 of principal amount at maturity for a total payment of $446.6 million.

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

    During 2003, no material amounts were reclassified from other comprehensive income to earnings relating to cash flow hedges. If foreign currency exchange rates or interest rates do not change from their December 31, 2003 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months also will not be material. The actual amounts that will be reclassified to earnings over the next 12 months could vary, however, as a result of changes in market conditions.

    For the periods April 2002 through October 2002 and June 1999 through January 2001, we had employed an interest rate hedging strategy utilizing swaps to effectively float a portion of our interest rate exposure on our fixed rate financing arrangements. The termination of these interest rate swaps generated pre-tax gains of $21.6 million and $8.3 million, respectively, which is being amortized as a reduction of interest expense over the remaining terms of the interest rate swap agreements, with approximately $7.8 million of pre-tax income to be reclassified into earnings within the next 12 months.

OBLIGATIONS UNDER CAPITAL LEASES

    Obligations under capital leases consist of the following:

December 31,	2003	2002
(In millions)

Warehouses, office facilities and equipment	$ 49.6	$ 27.2
Less: current portion	5.9	4.8

Obligations under capital leases - noncurrent	$ 43.7	$ 22.4

    We occupy warehouse and office facilities leased from the City of Lawrenceburg, Tennessee. Three ten-year net leases run until February 2004, July 2005 and May 2006, respectively, and require minimum annual rent payments of $0.5 million each plus accrued interest. In connection with these leases, we guaranteed $15.0 million of Industrial Development Bonds issued in order to construct the facilities, $2.1 million of which remained unpaid as of December 31, 2003. The financing agreement with the issuing authority requires us to comply with the same financial covenants required by our Senior Credit Facilities (see "Credit Facilities").

    We also lease warehouse and office facilities in Bristol, Pennsylvania. Two 15-year net leases run until March and October 2013, respectively, and require minimum annual rent payments of $1.3 million and $0.9 million, respectively.

    In 2003, we entered into a sale-leaseback agreement for our Virginia warehouse facility. This transaction resulted in a net gain of $7.5 million that has been deferred and is being amortized over the lease term, which runs until April 2023 and requires minimum annual rent payments of $2.4 million. The building has been capitalized at $25.6 million, which approximates the present value of the minimum lease payments.

    We also lease various equipment under three to seven-year leases at an aggregate annual rental of $2.8 million. The equipment has been capitalized at its fair market value of $10.5 million, which approximates the present value of the minimum lease payments.

    The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 31, 2003:

Year Ending December 31,
(In millions)

2004	$ 8.9
2005	7.1
2006	5.4
2007	5.1
2008	5.2
Later years	46.2

Total minimum lease payments	77.9
Less: amount representing interest	28.3

Present value of net minimum lease payments	$ 49.6

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

    (b) ROYALTIES. Under an exclusive license to manufacture certain items under the Polo Jeans Company trademark pursuant to license and design service agreements with Polo, we are obligated to pay Polo a percentage of net sales of Polo Jeans Company products. Minimum payments of $5.6 million per year are due under these agreements. We are also obligated to spend on advertising a percentage of net sales of these licensed products. The agreements expire on December 31, 2005 and may be renewed by us in five-year increments for up to 25 additional years provided that we achieve certain minimum sales levels. Renewal of the Polo Jeans Company license after 2010 requires a one-time payment by us of $25.0 million or, at our option, a transfer of a 20% interest in our Polo Jeans Company business to Polo (with no fees required for subsequent renewals). Polo also has an option, exercisable on or before June 1, 2010, to purchase our Polo Jeans Company business at the end of 2010 for a purchase price, payable in cash, equal to 80% of the then fair market value of the business as a going concern, assuming continuation of the Polo Jeans License through 2030.

    We also have an exclusive license to produce and sell costume jewelry in the United States and Canada under the Tommy Hilfiger and H Hilfiger trademarks, which expires on March 31, 2008. The agreement provides for payment by us of a percentage of net sales against guaranteed minimum royalty and advertising payments as set forth in the agreement. Minimum payments under this agreement amount to $1.5 million in 2004, $1.4 million in 2005, $1.5 million in 2006, $1.7 million in 2007 and $0.4 million in 2008. We also have an exclusive license to produce, market and distribute costume jewelry in the United States, Canada, Mexico and Japan under the Givenchy trademark, which expires on December 31, 2005. The agreement provides for the payment by us of a percentage of net sales against guaranteed minimum royalty and advertising payments as set forth in the agreement. Minimum payments under this agreement amount to $0.5 million in both 2004 and 2005.

    In July 2002, we obtained the exclusive license to produce and sell women's and young women's footwear, luggage, handbags and small leather goods throughout the United States and Puerto Rico bearing a diversified complement of ESPRIT trademarks pursuant to license and design service agreements with Esprit Europe. The agreement expires on December 31, 2007 and is renewable for an additional five years, provided that we achieve certain minimum sales levels. Minimum payments under these agreements amount to $2.1 million in 2004, $3.6 million in 2005, $4.8 million in 2006 and $6.1 million in 2007. We are also obligated to spend on advertising a percentage of net sales of these licensed products.

    (c) LEASES. Total rent expense charged to operations for the years ended December 31, 2003, 2002 and 2001 was as follows.

Year Ended December 31,	2003	2002	2001
(In millions)

Minimum rent	$ 107.6	$ 100.8	$ 82.1
Contingent rent	1.1	1.1	1.1
Less: sublease rent	(6.4)	(5.6)	(4.4)

	$ 102.3	$ 96.3	$ 78.8

    The following is a schedule of future minimum rental payments required under operating leases for the next five years:

Year Ending December 31,
(In millions)

2004	$ 100.5
2005	85.8
2006	76.7
2007	65.2
2008	49.2
Later years	208.5

$ 585.9

    Certain of the leases provide for renewal options and the payment of real estate taxes and other occupancy costs. Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating $47.2 million.

COMMON STOCK

    The Board of Directors has authorized several programs to repurchase our common stock from time to time in open market transactions totaling $800.0 million. As of December 31, 2003, 26.9 million shares had been acquired at a cost of $663.7 million. There is no time limit for the utilization of the amounts remaining under any uncompleted programs.

INCOME TAXES

    The following summarizes the provision for income taxes:

Year Ended December 31,	2003	2002	2001
(In millions)

Current:
Federal	$ 131.1	$ 173.8	$ 120.0
State and local	15.0	19.9	13.0
Foreign	5.2	5.4	5.7

	151.3	199.1	138.7

Deferred:
Federal	43.7	3.7	23.9
State and local	3.8	(2.1)	0.7
Foreign	(0.4)	0.5	0.3

	47.1	2.1	24.9

Provision for income taxes	$ 198.4	$ 201.2	$ 163.6

    The total income tax provision was recorded as follows:

Year Ended December 31,	2003	2002	2001
(In millions)

Included in income before cumulative effect of change in accounting principle	$ 198.4	$ 201.2	$ 163.6
Included in cumulative effect of change in accounting for intangible assets	-	(8.4)	-

	$ 198.4	$ 192.8	$ 163.6

    The domestic and foreign components of income before provision for income taxes are as follows:

Year Ended December 31,	2003	2002	2001
(In millions)

United States	$ 519.4	$ 527.6	$ 389.6
Foreign	7.6	5.9	10.2

Income before provision for income taxes	$ 527.0	$ 533.5	$ 399.8

    The provision for income taxes on adjusted historical income differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

Year Ended December 31,	2003	2002	2001
(In millions)

Provision for Federal income taxes at the statutory rate	$ 184.5	$ 186.7	$ 139.9
State and local income taxes, net of federal benefit	11.6	11.7	7.1
Amortization of goodwill	-	-	15.4
Reversal of prior years federal income tax audit accruals	(8.7)	-	-
Valuation allowance	8.5	-	-
Other items, net	2.5	2.8	1.2

Provision for income taxes	$ 198.4	$ 201.2	$ 163.6

    We have not provided for U.S. Federal and foreign withholding taxes on $35.5 million of foreign subsidiaries' undistributed earnings as of December 31, 2003. Such earnings are intended to be reinvested indefinitely.

The following is a summary of the significant components of our deferred tax assets and liabilities:

December 31,	2003	2002
(In millions)

Deferred tax assets (liabilities):
Nondeductible accruals and allowances	$ 82.4	$ 89.4
Depreciation	9.5	7.4
Intangible asset valuation and amortization	(176.6)	(141.6)
Loss and credit carryforwards	29.9	25.8
Amortization of stock-based compensation	6.1	0.9
Other (net)	7.7	0.3
Valuation allowance	(8.5)	-

Net deferred tax liability	$ (49.5)	$ (17.8)

Included in:
Current assets	$ 80.6	$ 80.8
Noncurrent liabilities	(130.1)	(98.6)

Net deferred tax liability	$ (49.5)	$ (17.8)

    As of December 31, 2003, we had federal and state net operating loss carryforwards of $28.4 million and $178.9 million, respectively, which expire through 2022. We also had capital loss carryforwards of $22.6 million, which expire in 2006, and state tax credit carryforwards of $2.9 million, which expire through 2019.

    During the fourth fiscal quarter of 2003, the Internal Revenue Service completed its audits of our returns through 2000. As a result, we reversed $8.7 million of tax accruals established in years prior to 2001.

    We have determined that the $22.6 million of capital loss carryforwards expiring in 2006 may not be utilized; therefore, we established a valuation allowance of $8.5 million as of December 31, 2003.

EARNINGS PER SHARE
Year Ended December 31,	2003	2002	2001
(In millions except per share amounts)

Basic
Net income	$ 328.6	$ 318.5	$ 236.2
Weighted average common shares outstanding	127.3	128.2	123.2

Basic earnings per share	$ 2.58	$ 2.48	$ 1.92

Diluted
Net income	$ 328.6	$ 318.5	$ 236.2
Add: interest expense associated with convertible notes, net of tax benefit	9.5	9.1	7.7

Income available to common shareholders	$ 338.1	$ 327.6	$ 243.9

Weighted average common shares outstanding	127.3	128.2	123.2
Effect of dilutive securities:
Employee stock options	1.3	2.9	3.3
Assumed conversion of convertible notes	7.9	7.9	7.2

Weighted average common shares and share equivalents outstanding	136.5	139.0	133.7

Diluted earnings per share	$ 2.48	$ 2.36	$ 1.82

STATEMENT OF CASH FLOWS

Year Ended December 31,	2003	2002	2001
(In millions)

Detail of acquisitions:
Fair value of assets acquired	$ 329.8	$ 622.3	$ 662.2
Liabilities assumed	(108.1)	(211.7)	(378.9)
Common stock and options issued	-	(56.3)	(143.5)

Cash paid for acquisitions	221.7	354.3	139.8
Cash acquired in acquisitions	(23.5)	(21.6)	(5.8)

Net cash paid for acquisitions	$ 198.2	$ 332.7	$ 134.0

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$ 47.0	$ 48.7	$ 77.5
Income taxes	163.2	158.6	100.9
Supplemental disclosures of non-cash investing and financing activities:
Equipment acquired through capital lease financing	29.3	5.4	3.4
Tax benefits related to stock options	2.9	12.9	27.4
Restricted stock issued to employees	18.8	10.8	3.7

STOCK OPTIONS AND RESTRICTED STOCK

    Under two stock option plans, we may grant stock options and other awards from time to time to key employees, officers, directors, advisors and independent consultants to us or to any of our subsidiaries. In general, options become exercisable over either a three-year or five-year period from the grant date and expire 10 years after the date of grant for options granted on or before May 28, 2003 and seven years after the date of grant thereafter. In certain cases for non-employee directors, options become exercisable six months after the grant date. Shares available for future option grants at December 31, 2003 totaled 2.0 million. Total compensation cost recorded for stock-based employee compensation awards (including awards to non-employee directors) was $12.2 million, $12.9 million (of which $11.3 million was related to executive compensation obligations) and $1.1 million for 2003, 2002 and 2001, respectively.

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

    The following table summarizes information about stock option transactions (options in millions):

	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1	14.2	$29.28	17.9	$27.26	15.7	$24.70
Option conversions relating to acquisitions	-	-	-	-	1.4	$17.85
Granted	0.3	$30.28	2.0	$36.28	5.6	$31.72
Exercised	(0.9)	$22.29	(4.8)	$24.54	(4.3)	$19.70
Cancelled/forfeited	(1.0)	$31.35	(0.9)	$30.56	(0.5)	$36.13

Outstanding, December 31	12.6	$29.64	14.2	$29.28	17.9	$27.26

    The following table summarizes information about stock options outstanding at December 31, 2003 (options in millions):

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0 to $10	0.2	3.3	$5.07	0.2	$5.22
$10 to $20	1.0	4.1	$15.44	1.0	$15.44
$20 to $30	4.7	6.4	$26.54	3.5	$26.51
$30 to $40	6.0	7.5	$33.64	3.0	$33.35
$40 to $50	0.6	7.2	$40.81	0.3	$40.89
$50 to $70	0.1	2.6	$67.03	0.1	$67.03

In total	12.6	6.7	$29.64	8.1	$28.29

    The following table summarizes the weighted average fair value of options granted and the related assumptions used in the Black-Scholes option pricing model.

Year Ended December 31,	2003	2002	2001
Weighted-average fair value of options at grant date:
Exercise price less than market price	$34.38	$32.71	$32.22
Exercise price equal to market price	$12.11	$14.72	$12.35
Exercise price greater than market price	-	-	$8.81
Assumptions:
Dividends yield	0.77%	-	-
Expected volatility	47.9%	50.0%	49.7%
Risk-free interest rate	2.55%	3.98%	3.22%
Expected life (years)	3.8	3.5	3.6

    During 2003, 626,500 shares of restricted common stock were issued to 31 employees and six executive officers under the 1999 Stock Incentive Plan. The restrictions generally lapse on one-third of the number of restricted shares on each of the first three anniversary dates of issue or, in the case of our Chief Executive Officer and our Chief Operating and Financial Officer, one-third of the number of restricted shares on the first day immediately following the end of the trading restrictions imposed by us on the grantee with respect to the public announcement of fourth quarter financial results for each of 2003, 2004 and 2005, provided we meet certain target levels of free cash flow (cash flow from operations less capital expenditures) for the year immediately preceding the lapse date. The value of this stock based on quoted market values was $18.8 million, which we are amortizing over the period in which the restrictions lapse. The restrictions do not affect voting and dividend rights.

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

Defined Contribution Plans

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

    We have elected to make the Jones Plan a "Safe Harbor Plan" under Section 401(k)(12) of the Code. As a result of this election, we make a fully-vested safe harbor matching contribution for all eligible participants amounting to 100% of the first 3% of the participant's salary deferred and 50% of the next 2% of salary deferred, subject to maximums set by the Department of the Treasury. We may, at our sole discretion, contribute additional amounts to all employees on a pro rata basis. Matching contributions made prior to 2000 continue to vest over their original five-year period.

    In connection with the acquisitions of Nine West Group, Victoria, McNaughton and Gloria Vanderbilt we assumed additional plans in which certain employees participate.

    Nine West Group and Victoria maintained defined contribution plans and McNaughton maintained two such plans under Section 401(k) of the Code. Certain employees not covered by a collective bargaining agreement and meeting certain other requirements were eligible to participate in these plans. Participants could elect to have a portion (typically up to 15%) of their salary deferred and deposited with a qualified trustee, who in turn invested the money in a variety of investment vehicles as selected by each participant. All employee contributions into these plans were 100% vested. We matched a portion of the participant's contributions subject to subject to maximums set by the Department of the Treasury. The Nine West Group, Victoria and two McNaughton plans were merged into the Jones Plan on December 16, 2002, April 2, 2002, November 22, 2002 and December 20, 2002, respectively.

    Gloria Vanderbilt maintained a defined contribution plan under Section 401(k) of the Code. Gloria Vanderbilt employees meeting certain requirements were eligible to participate in the plan. Under the plan, participants could elect to have up to 15% of their salary (subject to limitations imposed by the Code) deferred and deposited with a qualified trustee, who in turn invested the money in a variety of investment vehicles as selected by each participant. Gloria Vanderbilt's matching contribution amounted to 25% of the first 6% of the participant's salary deferred, subject to maximums set by the Department of the Treasury. All participant contributions into the plan are 100% vested; employer contributions vested over a six-year period. This plan was merged into the Jones Plan on January 26, 2004.

    Kasper maintains a defined contribution plan under Section 401(k) of the Code. Kasper employees meeting certain requirements are eligible to participate in the plan. Under the plan, participants can elect to have up to 50% of their salary (subject to limitations imposed by the Code) deferred and deposited with a qualified trustee, who in turn invests the money in a variety of investment vehicles as selected by each participant. Kasper's matching and profit sharing contributions are discretionary, with recent matching contributions amounting to 50% of the first 3% of the participant's salary deferred, subject to maximums set by the Department of the Treasury. All participant contributions into the plan are 100% vested; employer contributions vest over a three-year period and profit sharing contributions vest over a five-year period.

    We contributed approximately $6.4 million, $6.9 million and $5.1 million to our defined contribution plans during 2003, 2002 and 2001, respectively.

    Prior to June 30, 2002, McNaughton maintained a profit sharing plan covering certain employees with more than one year of continuous service. Vesting occurred at a rate of 25% per year and employees were fully vested after four years. Profit sharing plan assets consisted primarily of stocks, bonds and U.S. Government securities. The plan provided for an accrual of up to 15% of each employee's gross compensation plus bonus, up to a maximum contribution of approximately $25,500 per employee. Our cost related to this plan was $0.3 million and $0.6 million in 2002 and 2001, respectively. On June 30, 2002, this plan was terminated, with the participants having the choice of either receiving their balances in cash or having their balances transferred into the Jones Plan.

Defined Benefit Plans

    We maintain several defined benefit plans, including the Pension Plan for Associates of Nine West Group Inc. (the "Cash Balance Plan") and The Napier Company Retirement Plan for certain associates of Victoria (the "Napier Plan"). The Cash Balance Plan expresses retirement benefits as an account balance which increases each year through interest credits. All benefits under the Napier Plan are frozen at the amounts earned by the participants as of December 31, 1995. Our funding policy is to make the minimum annual contributions required by applicable regulations. We plan to contribute $5.5 million to our defined benefit plans in 2004. The measurement date for all plans is December 31.

Obligations and Funded Status

December 31,	2003	2002
(In millions)

Change in benefit obligation
Benefit obligation, beginning of year	$ 36.6	$ 31.9
Service cost	0.1	0.1
Interest cost	2.4	2.3
Actuarial loss	3.7	6.5
Effects of changes in foreign currency exchange rates	0.1	-
Benefits paid	(3.8)	(4.2)

Benefit obligation, end of year	39.1	36.6

Change in plan assets
Fair value of plan assets, beginning of year	23.6	31.1
Actuarial return on plan assets	2.5	(3.3)
Employer contribution	0.8	-
Effects of changes in foreign currency exchange rates	0.1	-
Benefits paid	(3.8)	(4.2)

Fair value of plan assets, end of year	23.2	23.6

Funded status	(15.9)	(13.0)
Unrecognized net actuarial loss	13.9	10.8

Net amount recognized	$ (2.0)	$ (2.2)

Amounts Recognized on the Balance Sheet

December 31,	2003	2002
(In millions)

Accrued benefit cost	$ (15.9)	$ (13.0)
Accumulated other comprehensive income	13.9	10.8

Net amount recognized	$ (2.0)	$ (2.2)

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

December 31,	2003	2002
(In millions)

Projected benefit obligation	$ 39.1	$ 36.6
Accumulated benefit obligation	39.1	36.6
Fair value of plan assets	23.2	23.6
Increase in minimum liability included in other comprehensive income	3.1	10.8

Components of Net Periodic Benefit Cost

December 31,	2003	2002
(In millions)

Service cost	$ 0.1	$ 0.1
Interest cost	2.4	2.3
Expected return on plan assets	(1.8)	(2.4)
Amortization of prior service costs	-	0.2
Amortization of net loss	0.8	-

Net periodic benefit cost	$ 1.5	$ 0.2

Assumptions

	2003	2002
Weighted-average assumptions used to determine:
Benefit obligations at December 31
Discount rate	6.1%	6.5%
Expected long-term return on plan assets	7.9%	9.0%
Net periodic benefit cost for year ended December 31
Discount rate	6.5%	7.1%
Expected long-term return on plan assets	7.9%	9.0%

Plan Assets

    The weighted-average asset allocations at December 31, 2003 and 2002 by asset category are as follows:

December 31,	2003	2002
Equity securities	53%	41%
Debt securities	37%	49%
Other	10%	10%

Total	100%	100%

    Our plans are designed to diversify investments across types of investments and investment managers. Permitted investment vehicles include investment-grade fixed income securities, domestic and foreign equity securities, mutual funds, guaranteed insurance contracts and real estate, while speculative and derivative investment vehicles are generally prohibited. The investment managers have full discretion to manage their portion of the investments subject to the objectives and policies of the respective plans. The performance of the investment managers is reviewed on a regular basis. The primary objectives are to achieve a rate of return sufficient to meet current and future plan cash requirements and to emphasize long-term growth of principal while avoiding excessive risk and maintaining fund liquidity. At December 31, 2003, the weighted-average target allocation percentages for fund investments were 34% fixed income securities, 51% U. S. Equity securities, and 15% international securities.

    To determine the overall expected long-term rate-of-return-on-assets assumption, we add an expected inflation rate to the expected long-term real returns of our various asset classes, taking into account expected volatility and correlation between the returns of the asset classes as follows: for equities and real estate, a historical average arithmetic real return; for government fixed-income securities, current yields on inflation-indexed bonds; and for corporate fixed-income securities, the yield on government fixed-income securities plus a blend of current and historical credit spreads.

BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

    We identify operating segments based on, among other things, the way our management organizes the components of our business for purposes of allocating resources and assessing performance. With the addition of McNaughton in 2001 and the recent acquisitions of Gloria Vanderbilt and l.e.i., we redefined our reportable operating segments effective January 1, 2002. Our operations are comprised of four reportable segments: wholesale better apparel, wholesale moderate apparel, wholesale footwear and accessories, and retail. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores, the retail segment includes operations by our own stores, and income and expenses related to trademarks, licenses and general corporate functions are reported under "other and eliminations." We define segment profit as operating income before net interest expense, equity in earnings of unconsolidated affiliates, income taxes and (for periods prior to January 1, 2002) amortization of goodwill. Summarized below are our revenues, income and total assets by reportable segments.

(In millions)	Wholesale Better Apparel	Wholesale Moderate Apparel	Wholesale Footwear & Accessories	Retail	Other & Eliminations	Consolidated
For the year ended December 31, 2003
Revenues from external customers	$ 1,475.0	$ 1,310.2	$ 868.3	$ 685.6	$ 36.2	$ 4,375.3
Intersegment revenues	88.7	12.3	62.6	-	(163.6)	-

Total revenues	1,563.7	1,322.5	930.9	685.6	(127.4)	4,375.3

Segment income	$ 212.8	$ 157.1	$ 157.9	$ 77.0	$ (25.0)	579.8

Net interest expense						(55.3)
Equity in earnings of unconsolidated affiliates						2.5

Income before provision for income taxes						$ 527.0

Depreciation and amortization	$ 19.6	$ 18.6	$ 8.7	$ 11.0	$ 26.4	$ 84.3
For the year ended December 31, 2002
Revenues from external customers	$ 1,636.4	$ 1,093.5	$ 882.3	$ 700.0	$ 28.7	$ 4,340.9
Intersegment revenues	93.8	11.3	74.1	-	(179.2)	-

Total revenues	1,730.2	1,104.8	956.4	700.0	(150.5)	4,340.9

Segment income	$ 343.5	$ 133.5	$ 124.3	$ 69.9	$ (80.6)	590.6

Net interest expense						(58.1)
Equity in earnings of unconsolidated affiliates						1.0

Income before provision for income taxes						$ 533.5

Depreciation and amortization	$ 21.7	$ 10.9	$ 8.6	$ 11.2	$ 21.7	$ 74.1
For the year ended December 31, 2001
Revenues from external customers	$ 1,834.1	$ 547.3	$ 980.7	$ 711.7	$ 24.8	$ 4,098.6
Intersegment revenues	84.4	16.4	76.8	0.1	(177.7)	-

Total revenues	1,918.5	563.7	1,057.5	711.8	(152.9)	4,098.6

Segment income	$ 313.8	$ 36.3	$ 159.1	$ 58.5	$ (43.6)	524.1

Amortization of goodwill						(44.2)
Net interest expense						(80.1)

Income before provision for income taxes						399.8

Depreciation and other amortization	$ 26.9	$ 8.1	$ 3.9	$ 14.9	$ 20.9	$ 74.7
Total assets
December 31, 2003	$ 1,842.1	$ 1,207.4	$ 1,081.2	$ 374.5	$ (317.5)	$ 4,187.7
December 31, 2002	1,597.3	895.0	1,043.5	277.0	39.8	3,852.6
December 31, 2001	1,587.6	714.5	1,076.9	295.1	(300.6)	3,373.5

    Revenues from external customers and long-lived assets excluding deferred taxes related to operations in the United States and foreign countries are as follows:

On or for the Year Ended December 31,	2003	2002	2001
(In millions)

Revenues from external customers:
United States	$ 4,249.1	$ 4,158.6	$ 3,880.4
Foreign countries	126.2	182.3	218.2

	$ 4,375.3	$ 4,340.9	$ 4,098.6

Long-lived assets:
United States	$ 2,697.3	$ 2,493.6	$ 2,196.9
Foreign countries	34.5	40.8	35.6

	$ 2,731.8	$ 2,534.4	$ 2,232.5

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

SHORT-TERM BOND TRANSACTIONS

    During 2001 and 2002, we entered into three transactions relating to the short sale of $487.4 million of U.S. Treasury securities. The transactions were intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. As a result of these transactions, we recorded short-term capital gains of $5.4 million, interest income of $1.4 million and interest expense and fees of $7.6 million during 2001, short-term capital gains of $14.8 million, interest income of $1.8 million and interest expense and fees of $19.3 million during 2002, and short-term capital gains of $6.6 million, interest income of $0.6 million and interest expense and fees of $7.9 million during 2003. The net effects of $0.8 million, $2.7 million and $0.7 million, respectively, are included in the statement of operations as interest expense. The first transaction, which represented $139.0 million of the securities, closed in November 2001. The second transaction, which represented $157.9 million of the securities, closed in August 2002. The third transaction, which represented $190.5 million of the securities, closed in May 2003.  There are no present intentions to enter into any further transactions.

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

SUPPLEMENTAL PRO FORMA CONDENSED FINANCIAL INFORMATION

    Certain of our subsidiaries function as co-issuers, obligors and co-obligors (fully and unconditionally guaranteed on a joint and several basis) of the outstanding debt of Jones Apparel Group, Inc. ("Jones"), including Jones Apparel Group USA, Inc. ("Jones USA"), Jones Apparel Group Holdings, Inc. ("Jones Holdings"), Nine West and Jones Retail Corporation ("Jones Retail")(collectively, including Jones, the "Issuers").

    Jones and Jones Holdings function as either co-issuers or co-obligors with respect to the outstanding debt securities of Jones USA and certain of the outstanding debt securities of Nine West. In addition, Nine West and Jones Retail function as either a co-issuer or co-obligor with respect to all of Jones USA's outstanding debt securities, and Jones USA functions as a co-obligor with respect to the outstanding debt securities of Nine West as to which Jones and Jones Holdings function as co-obligors.

    The following condensed consolidating balance sheets, statements of income and statements of cash flows for the Issuers and our other subsidiaries have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Separate financial statements and other disclosures concerning Jones are not presented as Jones has no independent operations or assets. There are no contractual restrictions on distributions from Jones USA, Jones Holdings, Nine West or Jones Retail to Jones. On January 1, 2003, the retail operations of Nine West Group were transferred to Jones Retail and the remaining Nine West Group wholesale assets and liabilities were transferred to Nine West. As a result, the condensed consolidating balance sheet for December 31, 2002 and the statements of income and statements of cash flows for 2002 and 2001 have been restated for comparison purposes.

Condensed Consolidating Balance Sheets
(In millions)

                                                         December 31, 2003                            December 31, 2002
                                             ----------------------------------------     ----------------------------------------
                                                                     Elim-      Cons-                             Elim-      Cons-
                                              Issuers    Others   inations   olidated      Issuers    Others   inations   olidated
                                             ----------------------------------------     ----------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                    $302.0    $ 48.0      $   -     $350.0       $256.2    $ 27.1      $   -     $283.3
  Accounts receivable - net                     173.2     212.6          -      385.8        184.8     204.5          -      389.3
  Inventories                                   262.1     327.3        1.2      590.6        285.7     244.2       (0.3)     529.6
  Prepaid and refundable income taxes             5.5       8.7      (14.2)         -          0.7       1.4       (2.1)         -
  Deferred taxes                                 27.7      53.8       (0.9)      80.6         50.0      30.8          -       80.8
  Prepaid expenses and other
    current assets                               28.3      20.6          -       48.9         25.2      10.0          -       35.2
                                             ----------------------------------------     ----------------------------------------
    TOTAL CURRENT ASSETS                        798.8     671.0      (13.9)   1,455.9        802.6     518.0       (2.4)   1,318.2

Property, plant and equipment - net             128.5     139.9          -      268.4        156.1      93.2          -      249.3
Due from affiliates                             275.1     399.6     (674.7)         -        557.5     420.5     (978.0)         -
Goodwill                                        703.3     943.6          -    1,646.9        646.3     894.9          -    1,541.2
Other intangibles - net                         167.3     600.2          -      767.5        173.5     503.8          -      677.3
Investments in subsidiaries                   2,893.8         -   (2,893.8)         -      2,611.5      24.7   (2,636.2)         -
Deferred taxes                                      -         -          -          -          6.5         -       (6.5)         -
Other assets                                     28.0      22.5       (1.5)      49.0         43.0      23.8       (0.2)      66.6
                                             ----------------------------------------     ----------------------------------------
                                             $4,994.8  $2,776.8  $(3,583.9)  $4,187.7     $4,997.0  $2,478.9  $(3,623.3)  $3,852.6
                                             ========================================     ========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt
    and capital lease obligations              $178.8     $ 2.0      $   -     $180.8        $ 6.3     $   -      $   -      $ 6.3
  Accounts payable                              119.5     125.1          -      244.6        152.5      77.7          -      230.2
  Income taxes payable                           32.5         -      (17.8)      14.7         20.2       7.8       (2.0)      26.0
  Deferred taxes                                    -       0.4       (0.4)         -            -         -          -          -
  Accrued expenses and other
    current liabilities                         119.6      69.3          -      188.9        100.5      64.3          -      164.8
                                             ----------------------------------------     ----------------------------------------
    TOTAL CURRENT LIABILITIES                   450.4     196.8      (18.2)     629.0        279.5     149.8       (2.0)     427.3
                                             ----------------------------------------     ----------------------------------------

NONCURRENT LIABILITIES:
  Long-term debt                                791.4         -          -      791.4        955.7         -          -      955.7
  Obligations under capital leases               16.9      26.8          -       43.7         22.4         -          -       22.4
  Deferred taxes                                 27.3     103.6       (0.8)     130.1         26.3      78.8       (6.5)      98.6
  Due to affiliates                             317.1     357.6     (674.7)         -        492.0     486.0     (978.0)         -
  Other                                          35.9      20.0       (0.2)      55.7         41.2       3.9          -       45.1
                                             ----------------------------------------     ----------------------------------------
    TOTAL NONCURRENT LIABILITIES              1,188.6     508.0     (675.7)   1,020.9      1,537.6     568.7     (984.5)   1,121.8
                                             ----------------------------------------     ----------------------------------------
    TOTAL LIABILITIES                         1,639.0     704.8     (693.9)   1,649.9      1,817.1     718.5     (986.5)   1,549.1
                                             ----------------------------------------     ----------------------------------------

STOCKHOLDERS' EQUITY:
  Common stock and additional
    paid-in capital                           1,790.9   1,405.2   (2,015.2)   1,180.9      1,969.4   1,178.3   (2,002.4)   1,145.3
  Retained earnings                           2,144.3     664.9     (862.1)   1,947.1      1,673.3     588.5     (623.0)   1,638.8
  Accumulated other comprehensive
    income (loss)                                14.7       1.9      (12.7)       3.9         22.6      (6.4)     (11.4)       4.8
  Less treasury stock                          (594.1)        -          -     (594.1)      (485.4)        -          -     (485.4)
                                             ----------------------------------------      ----------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                3,355.8   2,072.0   (2,890.0)   2,537.8      3,179.9   1,760.4   (2,636.8)   2,303.5
                                             ----------------------------------------     ----------------------------------------
                                             $4,994.8  $2,776.8  $(3,583.9)  $4,187.7     $4,997.0  $2,478.9  $(3,623.3)  $3,852.6
                                             ========================================     ========================================

Condensed Consolidating Statements of Income
(In millions)
                                Year Ended December 31, 2003            Year Ended December 31, 2002            Year Ended December 31, 2001
                           --------------------------------------  --------------------------------------  --------------------------------------
                                                  Elim-     Cons-                         Elim-     Cons-                         Elim-     Cons-
                            Issuers    Others  inations  olidated   Issuers    Others  inations  olidated   Issuers    Others  inations  olidated
                           --------------------------------------  --------------------------------------  --------------------------------------

Net sales                  $2,466.8  $1,895.8    $(23.5) $4,339.1  $2,771.2  $1,558.0    $(17.0) $4,312.2  $3,009.8  $1,086.4    $(22.4) $4,073.8
Licensing income (net)          0.1      36.1         -      36.2         -      28.7         -      28.7         -      24.8         -      24.8
                           --------------------------------------  --------------------------------------  --------------------------------------
Total revenues              2,466.9   1,931.9     (23.5)  4,375.3   2,771.2   1,586.7     (17.0)  4,340.9   3,009.8   1,111.2     (22.4)  4,098.6
Cost of goods sold          1,426.2   1,328.9     (16.5)  2,738.6   1,579.5   1,087.7     (10.2)  2,657.0   1,860.7     726.1     (16.4)  2,570.4
                           --------------------------------------  --------------------------------------  --------------------------------------
Gross profit                1,040.7     603.0      (7.0)  1,636.7   1,191.7     499.0      (6.8)  1,683.9   1,149.1     385.1      (6.0)  1,528.2
Selling, general and
  administrative expenses     781.2     281.9      (6.2)  1,056.9     890.6     209.4      (6.7)  1,093.3     880.7     163.0     (39.6)  1,004.1
Amortization of goodwill          -         -         -         -         -         -         -         -      23.6      20.6         -      44.2
                           --------------------------------------  --------------------------------------  --------------------------------------
Operating income              259.5     321.1      (0.8)    579.8     301.1     289.6      (0.1)    590.6     244.8     201.5      33.6     479.9
Net interest (income)
  expense and financing
  costs                        53.2       2.1         -      55.3      53.6       4.5         -      58.1      97.6     (17.5)        -      80.1
Equity in earnings of
  unconsolidated affiliates     2.7       0.9      (1.1)      2.5       1.1       0.1      (0.2)      1.0         -         -         -         -
                           --------------------------------------  --------------------------------------  --------------------------------------
Income before provision
  for income taxes,
  equity in earnings of
  subsidiaries and
  cumulative effect of
  change in accounting
  principle                   209.0     319.9      (1.9)    527.0     248.6     285.2      (0.3)    533.5     147.2     219.0      33.6     399.8
Provision for income taxes     87.0     116.4      (5.0)    198.4      97.4     103.7       0.1     201.2      98.7      64.9         -     163.6
Equity in earnings of
  subsidiaries                453.2         -    (453.2)        -     198.7         -    (198.7)        -     159.0         -    (159.0)        -
                           --------------------------------------  --------------------------------------  --------------------------------------
Income before cumulative
  effect of change in
  accounting principle        575.2     203.5    (450.1)    328.6     349.9     181.5    (199.1)    332.3     207.5     154.1    (125.4)    236.2
Cumulative effect of change
  in accounting for
  intangible assets,
  net of tax                      -         -         -         -         -      13.8         -      13.8         -         -         -         -
                           --------------------------------------  --------------------------------------  --------------------------------------
Net income                   $575.2    $203.5   $(450.1)  $ 328.6    $349.9    $167.7   $(199.1)   $318.5    $207.5    $154.1   $(125.4)   $236.2
                           ======================================  ======================================  ======================================
Condensed Consolidating Statements of Cash Flows
(In millions)
                                Year Ended December 31, 2003            Year Ended December 31, 2002            Year Ended December 31, 2001
                           --------------------------------------  --------------------------------------  --------------------------------------
                                                  Elim-     Cons-                         Elim-     Cons-                         Elim-     Cons-
                            Issuers    Others  inations  olidated   Issuers    Others  inations  olidated   Issuers    Others  inations  olidated
                           --------------------------------------  --------------------------------------  --------------------------------------

Net cash provided by
 operating activities        $419.1    $162.9   $(127.0)   $455.0    $694.9    $183.3  $(161.7)   $ 716.5    $325.6    $615.7  $ (378.9)  $ 562.4
                           --------------------------------------  --------------------------------------  --------------------------------------

Cash flows from investing activities:
  Acquisitions, net of
    cash acquired            (198.2)        -         -    (198.2)   (332.7)        -         -    (332.7)   (112.8)    (21.2)        -    (134.0)
  Capital expenditures        (27.3)    (26.0)        -     (53.3)    (24.7)    (27.9)        -     (52.6)    (34.9)    (21.5)        -     (56.4)
  Net cash related to sale
    of U. S. Treasury bonds    12.3         -         -      12.3       9.2         -         -       9.2       3.1         -         -       3.1
  Additional consideration
    and other payments
    relating to acquisitions  (56.4)        -         -     (56.4)     (2.0)        -         -      (2.0)    (19.4)        -         -     (19.4)
  Acquisition of intangibles      -      (6.0)        -      (6.0)     (0.2)     (2.7)        -      (2.9)        -      (1.0)        -      (1.0)
  Proceeds from sale of Nine
    West Group UK operations      -         -         -         -         -         -         -         -      28.0         -         -      28.0
  Proceeds from sales of
    property, plant and
    equipment                   2.1      24.8         -      26.9       9.4       1.0         -      10.4       0.2       0.9         -       1.1
  Repayments of loans to
    officers                      -         -         -         -       2.0         -         -       2.0      18.0         -         -      18.0
  Other                         0.2         -         -       0.2       0.2      (0.3)        -      (0.1)      0.2       0.1         -       0.3
                           --------------------------------------  --------------------------------------  --------------------------------------
    Net cash used in
      investing activities   (267.3)     (7.2)        -    (274.5)   (338.8)    (29.9)        -    (368.7)   (117.6)    (42.7)        -    (160.3)
                           --------------------------------------  --------------------------------------  --------------------------------------

Cash flows from financing activities:
  Issuance of Senior
    Notes, net                    -         -         -         -         -         -         -         -     392.8         -         -     392.8
  Repurchase of Senior Notes      -         -         -         -      (0.1)        -         -      (0.1)   (265.5)   (125.0)        -    (390.5)
  Premiums paid on repurchase
    of Senior Notes               -         -         -         -         -         -         -         -         -     (35.2)        -     (35.2)
  Refinancing of
    acquired debt                 -         -         -         -    (126.9)        -         -    (126.9)   (146.9)        -         -    (146.9)
  Net borrowings (payments)
   under credit facilities        -         -         -         -         -      (0.8)        -      (0.8)   (225.7)        -         -    (225.7)
  Purchases of treasury
    stock                    (102.1)        -         -    (102.1)   (129.2)        -         -    (129.2)    (68.9)        -         -     (68.9)
  Proceeds from exercise of
    employee stock options     20.5         -         -      20.5     118.4         -         -     118.4      85.8         -         -      85.8
  Dividends                   (20.2)   (127.0)    127.0     (20.2)        -    (161.7)    161.7         -         -    (378.9)    378.9         -
  Proceeds from termination
    of interest rate swaps        -         -         -         -      21.6         -         -      21.6       8.3         -         -       8.3
  Net proceeds from (repay-
    ment of) long-term debt       -      (7.4)        -      (7.4)     (1.5)     (9.7)        -     (11.2)     (1.5)      0.2         -      (1.3)
  Other items                  (4.2)     (1.3)        -      (5.5)    (10.0)     (2.9)        -     (12.9)     (4.9)     (0.7)        -      (5.6)
                           --------------------------------------  --------------------------------------  --------------------------------------
    Net cash used in
      financing activities   (106.0)   (135.7)    127.0    (114.7)   (127.7)   (175.1)    161.7    (141.1)   (226.5)   (539.6)    378.9    (387.2)
                           --------------------------------------  --------------------------------------  --------------------------------------

Effect of exchange rates
  on cash                         -       0.9         -       0.9         -       0.1         -       0.1       0.8       0.3         -       1.1
                           --------------------------------------  --------------------------------------  --------------------------------------

Net increase (decrease) in
  cash and cash equivalents    45.8      20.9         -      66.7     228.4     (21.6)        -     206.8     (17.7)     33.7         -      16.0
Cash and cash equivalents,
  beginning                   256.2      27.1         -     283.3      27.8      48.7         -      76.5      45.5      15.0         -      60.5
                           --------------------------------------  --------------------------------------  --------------------------------------

Cash and cash equivalents,
  ending                     $302.0     $48.0      $  -    $350.0    $256.2     $27.1      $  -    $283.3     $27.8     $48.7      $  -     $76.5
                           ======================================  ======================================  ======================================

JOINT VENTURES

    On July 1, 2002, we entered into two joint ventures with HCL Technologies Limited ("HCL") to provide us with computer consulting, programming and associated support services. HCL is a global technology and software services company offering a suite of services targeted at technology vendors, software product companies and organizations. We received a 49% ownership interest in each joint venture, which operate under the names HCL Jones Technologies, LLC and HCL Jones Technologies (Bermuda), Ltd., for a cash contribution of $0.3 million and the transfer of certain software and employees. HCL received a 51% ownership interest in each company for an initial cash contribution of $1.0 million. On August 31, 2004, HCL is obligated to contribute an additional $1.0 million in cash, and on that date we are also obligated to contribute approximately $1.0 million in cash or assets. HCL has the option to acquire our remaining ownership interest at the end of five years through the issuance of HCL equity shares. As of December 31, 2003, we have committed to purchase $17.3 million in services from these joint venture companies through June 30, 2007.

    We also have a joint venture with Sutton to operate retail locations in Australia. We have unconditionally guaranteed up to AU$7.0 million of borrowings under the joint venture's uncommitted credit facility and up to AU$0.4 million of presettlement risk associated with foreign exchange transactions. Performance under the guarantees is required if the joint venture fails to make a required payment under these facilities when due. Sutton is required to reimburse us for 50% of any payments made under these guarantees. At December 31, 2003, the outstanding balance subject to these guarantees was approximately AU$1.0 million.

    The results of our joint ventures are reported under the equity method of accounting.

UNAUDITED CONSOLIDATED FINANCIAL INFORMATION

    Unaudited interim consolidated financial information for the two years ended December 31, 2003 is summarized as follows:

(In millions except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Net sales	$ 1,226.7	$ 974.7	$ 1,171.1	$ 966.6
Total revenues	1,234.2	980.4	1,180.5	980.2
Gross profit	481.4	377.2	428.4	349.7
Operating income	209.0	127.8	164.0	79.0
Net income	121.8	71.1	93.9	41.8
Basic earnings per share	$0.95	$0.56	$0.74	$0.33
Diluted earnings per share	$0.90	$0.54	$0.71	$0.33

2002
Net sales	$ 1,120.3	$ 966.0	$ 1,271.0	$ 954.9
Total revenues	1,126.9	972.0	1,277.5	964.5
Gross profit	448.4	389.2	484.4	361.9
Operating income	151.6	121.0	221.7	96.3
Income before cumulative effect of change in accounting principle	84.5	66.5	129.7	51.6
Net income	70.7	66.5	129.7	51.6
Basic earnings per share before cumulative effect of change in accounting principle	$0.67	$0.52	$1.00	$0.40
Diluted earnings per share before cumulative effect of change in accounting principle	$0.63	$0.49	$0.95	$0.39
Basic earnings per share	$0.56	$0.52	$1.00	$0.40
Diluted earnings per share	$0.53	$0.49	$0.95	$0.39

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

    As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Operating and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

    The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Operating and Financial Officer, to allow timely decisions regarding required disclosure. The purpose of internal controls is to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

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

    There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Our directors and executive officers are as follows:

Name	Age	Office
Peter Boneparth	44	President and Chief Executive Officer and Director
Sidney Kimmel	76	Chairman and Director
Wesley R. Card	56	Chief Operating and Financial Officer
Patrick M. Farrell	54	Senior Vice President and Corporate Controller
Rhonda J. Brown	48	President and Chief Executive Officer of Footwear, Accessories and Retail Group and President and Chief Executive Officer of Nine West and Jones Retail
Anita Britt	40	Executive Vice President of Finance
Ira M. Dansky	58	Executive Vice President, General Counsel and Secretary
Geraldine Stutz	75	Director
Howard Gittis	70	Director
Anthony F. Scarpa	60	Director
Matthew H. Kamens	52	Director
Michael L. Tarnopol	67	Director
J. Robert Kerrey	60	Director
Ann N. Reese	51	Director

    Mr. Boneparth was named President in March 2002 and Chief Executive Officer in May 2002. He also serves as Chief Executive Officer of McNaughton. He has been Chief Executive Officer of McNaughton since June 1999, President of McNaughton from April 1997 until January 2002, and Chief Operating Officer of McNaughton from 1997 until its acquisition by us. Prior to that time, Mr. Boneparth was Executive Vice

President and Senior Managing Director of Investment Banking for Rodman & Renshaw, Inc., an investment banking firm, from March 1995 to April 1997.

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

    Mr. Card has been our Chief Financial Officer since 1990. He was also named Chief Operating Officer in March 2002.

    Mr. Farrell was appointed Vice President and Corporate Controller in November 1997 and Senior Vice President in September 1999.

    Ms. Brown joined us as President and Chief Executive Officer of Nine West Group and President and Chief Executive Officer of Footwear, Accessories and Retail Group in October 2001. Prior to joining us, Ms. Brown served as President of Steve Madden, Ltd. from February 2000 to September 2001. Ms. Brown also served as Chief Operating Officer of Steve Madden, Ltd. from July 1996 to January 2001 and as a director of that company from October 1996 to September 2001.

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

    Mr. Dansky has been our General Counsel since 1996 and our Secretary since January 2001. He was elected an Executive Vice President in March 2002.

    Ms. Stutz has been a principal partner of GSG Group, a fashion and marketing service, since 1993. Prior to 1993, she was Publisher of Panache Press at Random House, a book publisher. From 1960 until 1986, Ms. Stutz was President of Henri Bendel. Ms. Stutz has served on the Board of Directors of Tiffany & Co., The Theatre Development Fund and The Actors' Fund.

    Mr. Gittis has been Vice Chairman and Chief Administrative Officer and a director of MacAndrews & Forbes Holdings Inc., a diversified holding company, and various of its affiliates since July 1985. In addition, Mr. Gittis is a director of Loral Space and Communications Ltd., M&F Worldwide Corp., Panavision Inc., Revlon, Inc., Revlon Consumer Products Corporation and Scientific Games Corporation.

    Mr. Scarpa served as Senior Vice President and Division Executive of J.P. Morgan Chase Bank from 1985 until his retirement in December 2000.

    Mr. Tarnopol is a Senior Managing Director, Chairman of the Investment Banking Division and Vice Chairman of the Board of Directors of Bear, Stearns and Co. Inc. Mr. Tarnopol joined Bear Stearns in 1975, became a Partner in 1975, and held executive positions in its Mergers and Acquisitions and International departments prior to its conversion from a partnership to a corporation in 1985. Thereafter, he became a Senior Managing Director of the corporation.

    Mr. Kamens is employed by Mr. Kimmel as a lawyer and personal advisor. He is also Of Counsel to the law firm of Wolf, Block, Schorr and Solis-Cohen LLP, where he served as its Chairman from 1995 to 2001.

    Mr. Kerrey has served as the President of New School University in New York City since January 2001. From 1988 to 2000, he served as United States Senator from Nebraska. During that period, he was a member of numerous congressionally-chartered commissions and Senate committees, including the Senate Finance and Appropriations Committees and the Senate Select Committee on Intelligence. Prior to that time, he served as Governor of Nebraska from 1982-1987. Mr. Kerrey also serves on the Board of Directors of Tenet Healthcare Corporation.

    Ms. Reese co-founded the Center for Adoption Policy Studies in New York in 2001 and is currently the Executive Director. Prior to co-founding the Center, Ms. Reese served as a Principal with Clayton, Dubilier & Rice, a private equity investment firm, from 1999 to 2000 and as Executive Vice President and Chief Financial Officer of ITT Corporation from 1995 to 1998. Ms. Reese also serves on the Board of Directors of Xerox Corporation, Kmart Holding Corporation and Jafra Cosmetics International Inc.

    We have adopted a Code of Business Conduct and Ethics and a Code of Ethics for Senior Executive and Financial Officers, which applies to our Chief Executive Officer, Chief Operating and Financial Officer, Controller and other personnel performing similar functions. Both codes are posted on our website, www.jny.com, (under the "CORPORATE GOVERNANCE" caption) and are also available in print to any stockholder who requests it by written request addressed to Wesley R. Card, Chief Operating and Financial Officer, Jones Apparel Group, Inc., 250 Rittenhouse Circle, Keystone Park, Bristol, Pennsylvania 19007. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for Senior Executive and Financial Officers by posting such information on our website.

    We have also posted on our website, www.jny.com, our Corporate Governance Guidelines and the charters of the Compensation, Audit and Nominating/Corporate Governance Committees of our Board of Directors (under the "CORPORATE GOVERNANCE" caption). That information is available in print to any stockholder who requests it by written request addressed to Wesley R. Card, Chief Operating and Financial Officer, Jones Apparel Group, Inc., 250 Rittenhouse Circle, Keystone Park, Bristol, Pennsylvania 19007.

    The information appearing in the Proxy Statement relating to the members of the Audit Committee and the Audit Committee financial expert under the captions "CORPORATE GOVERNANCE AND BOARD MATTERS - Board Structure and Committee Composition" and "CORPORATE GOVERNANCE AND BOARD MATTERS - Audit Committee" and the information appearing in the Proxy Statement under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information appearing in the Proxy Statement under the captions "EXECUTIVE COMPENSATION," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," "EMPLOYMENT AND COMPENSATION ARRANGEMENTS" and the information appearing in the Proxy Statement relating to the compensation of directors under the caption "CORPORATE GOVERNANCE AND BOARD MATTERS - Director Compensation and Stock Ownership Guidelines" is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The information appearing in the Proxy Statement under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" is incorporated herein by this reference.

Equity Compensation Plan Information

    The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	12,037,242	$29.73	2,045,449
Equity compensation plans not approved by security holders	540,785	$27.75	--
Total	12,578,027	$29.64	2,045,449

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

    During 2002, 325,000 options were granted pursuant to equity compensation plans not approved by our shareholders. These options were issued to persons not previously employed by us as material inducements to these persons entering into employment contracts with us. Of these options, 225,000 became fully vested on December 30, 2003 and expire on December 30, 2006 (based on terms of individual employment contracts) and 75,000 vest on the third anniversary of the grant date and expire ten years after the grant date.

    For further information, see "Stock Options and Restricted Stock" in Notes to Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information appearing in the Proxy Statement under the caption "CERTAIN TRANSACTIONS" is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    Information appearing in the Proxy Statement under the caption "FEES PAID TO INDEPENDENT AUDITORS" is hereby incorporated by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:
1.	Financial Statements.
The following financial statements are included in Item 8 of this report:
Report of Independent Certified Public Accountants

Consolidated Balance Sheets - December 31, 2003 and 2002
Consolidated Statements of Income - Years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Stockholders' Equity - Years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows - Years ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements (includes certain supplemental financial information required by Item 8 of Form 10-K)
2.	The schedule and report of independent certified public accountants thereon, listed in the Index to Financial Statement Schedules attached hereto.
3.	The exhibits listed in the Exhibit Index attached hereto.
(b) Reports on Form 8-K During the fiscal quarter ended December 31, 2003, we filed the following Current Reports on Form 8-K with the SEC.
(1)	We filed a Current Report of Form 8-K, dated October 28, 2003, referencing and furnishing as an exhibit our press release announcing our results of operations for the fiscal quarter ended October 4, 2003, as well as the following:
  announcing that the Spring 2004 launch of the Jones New York Signature product line was on track;
  providing updated guidance for 2003;
  affirming prior guidance for 2004;
  announcing the repurchase of $33 million in Common Stock during the fiscal quarter, and announcing a regular quarterly cash dividend of $.08 per share.

(2)	We filed a Current Report of Form 8-K, dated November 12, 2003, announcing that we had agreed to increase our purchase price for Kasper by $17.0 million in order to facilitate a timely closing of the transaction.
(3)	We filed a Current Report of Form 8-K, dated November 13, 2003, announcing that we had received the required agreement of certain Kasper stakeholders to support Kasper's Plan of Reorganization, which included our amended purchase agreement for Kasper.
(4)	We filed a Current Report of Form 8-K, dated December 1, 2003, announcing that we had completed our acquisition of 100% of the common stock of Kasper.
(5)	We filed a Current Report of Form 8-K, dated December 2, 2003, announcing that we had completed our acquisition of 100% of the common stock of Kasper and that the purchase price consisted of $221.0 million in cash and was subject to certain post-closing adjustments, including an adjustment based on closing working capital.
(6)	We filed a Current Report of Form 8-K, dated December 17, 2003, announcing that we would redeem for cash all currently outstanding Zero Coupon Convertible Senior Notes due 2021.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 12, 2004		JONES APPAREL GROUP, INC. (Registrant)
	By:	/s/ Peter Boneparth Peter Boneparth, President and Chief Executive Officer

POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on this page to this Annual Report on Form 10-K for the year ended December 31, 2003 (the "Form 10-K") constitutes and appoints Peter Boneparth, Wesley R. Card and Patrick M. Farrell and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Form 10-K, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and grants unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might and could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Peter Boneparth Peter Boneparth	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004
/s/ Sidney Kimmel Sidney Kimmel	Chairman and Director	March 12, 2004
/s/ Wesley R. Card Wesley R. Card	Chief Operating and Financial Officer (Principal Financial Officer)	March 12, 2004
/s/ Patrick M. Farrell Patrick M. Farrell	Senior Vice President and Corporate Controller (Principal Accounting Officer)	March 12, 2004
/s/ Geraldine Stutz Geraldine Stutz	Director	March 12, 2004
/s/ Howard Gittis Howard Gittis	Director	March 12, 2004
/s/ Anthony F. Scarpa Anthony F. Scarpa	Director	March 12, 2004
/s/ Michael L. Tarnopol Michael L. Tarnopol	Director	March 12, 2004
/s/ Matthew H. Kamens Matthew H. Kamens	Director	March 12, 2004
/s/ J. Robert Kerrey J. Robert Kerrey	Director	March 12, 2004
/s/ Ann N. Reese Ann N. Reese	Director	March 12, 2004

INDEX TO FINANCIAL STATEMENT SCHEDULES

Report of Independent Certified Public Accountants on Schedule II.

Schedule II.         Valuation and qualifying accounts

Schedules other than those listed above have been omitted since the information is not applicable, not required or is included in the respective financial statements or notes thereto.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger dated September 10, 1998, among Jones Apparel Group, Inc., SAI Acquisition Corp., Sun Apparel, Inc. and the selling shareholders (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated September 24, 1998).
2.2	Agreement and Plan of Merger dated as of March 1, 1999, among Jones Apparel Group, Inc., Jill Acquisition Sub Inc. and Nine West Group Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated March 2, 1999).
2.3	Securities Purchase and Sale Agreement dated as of July 31, 2000, among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Victoria + Co Ltd. and the Shareholders and Warrantholders of Victoria + Co Ltd (incorporated by reference to Exhibit 2.1 of our Quarterly Report on Form 10-Q for the three months ended April 2, 2000).
2.4	Agreement and Plan of Merger dated as of April 13, 2001, among Jones Apparel Group, Inc., MCN Acquisition Corp. and McNaughton Apparel Group Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated April 13, 2001).
2.5	Purchase Agreement dated as of August 7, 2003 between Kasper A.S.L., Ltd. and Jones Apparel Group, Inc. (incorporated by reference to Exhibit 2.1 of our Quarterly Report on Form 10-Q for the nine months ended October 4, 2003).
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the six months ended July 6, 2002).
4.1	Form of Certificate evidencing shares of common stock of Jones Apparel Group, Inc. (incorporated by reference to Exhibit 4.1 of our Shelf Registration Statement on Form S-3, filed on October 28, 1998 (Registration No. 333-66223)).
4.2	Exchange and Registration Rights Agreement dated October 2, 1998, among Jones Apparel Group, Inc. and Chase Securities Inc., Merrill Lynch, Pierce Fenner & Smith Incorporated and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.1 of our Form S-4, filed on December 9, 1998 (Registration No. 333-68587)).
4.3	Second Supplemental Indenture for 8-3/8% Series B Senior Notes due 2005 dated as of June 15, 1999, among Jack Asset Sub Inc., Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the six months ended July 4, 1999).
4.4	Exchange and Note Registration Rights Agreement dated June 15, 1999, among Jones Apparel Group, Inc., Bear, Stearns & Co. Inc., Chase Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney Inc., BancBoston Robertson Stephens Inc., Banc of America Securities LLC, ING Baring Furman Selz LLC, Lazard Freres & Co. LLC, Tucker Anthony Cleary Gull, Brean Murray & Co., Inc. and The Buckingham Research Group Incorporated (incorporated by reference to Exhibit 4.5 of our Quarterly Report on Form 10-Q for the six months ended July 4, 1999).

Exhibit No.	Description of Exhibit
4.5	Senior Note Indenture dated as of June 15, 1999, among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Group Inc. and The Bank of New York, as trustee, including Form of 7.50% Senior Notes due 2004 and Form of 7.875% Senior Notes due 2006 (incorporated by reference to Exhibit 4.6 of our Quarterly Report on Form 10-Q for the six months ended July 4, 1999).
4.6	Senior Note Indenture dated as of July 9, 1997, among Nine West Group Inc. and Nine West Development Corporation, Nine West Distribution Corporation, Nine West Footwear Corporation and Nine West Manufacturing Corporation, as Guarantors, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of the Nine West Group Inc. Registration Statement on Form S-4, filed on August 21, 1997 (Registration No. 333-34085)).
4.7	Supplemental Indenture, dated as of September 15, 1998, among Nine West Group Inc. and Nine West Manufacturing II Corporation, Nine West Development Corporation, Nine West Distribution Corporation, Nine West Footwear Corporation and Nine West Manufacturing Corporation, as Guarantors, and The Bank of New York, as Trustee under the Senior Note Indenture dated as of July 9, 1997 (incorporated by reference to Exhibit 4.7.1 of the Nine West Group Inc. Quarterly Report on Form 10-Q for the nine months ended October 31, 1998).
4.8	Form of Nine West Group Inc. 8-3/8% Series B Senior Notes due 2005 (incorporated by reference to Exhibit 4.6 of the Nine West Group Inc. Registration Statement on Form S-4, filed on August 21, 1997 (Registration No. 333-34085)).
4.9	Indenture dated as of February 1, 2001, among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc. and Nine West Group Inc., as Issuers and The Bank of New York, as Trustee, including Form of Zero Coupon Convertible Senior Notes due 2021 (incorporated by reference to Exhibit 4.22 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
4.10	Registration Rights Agreement dated February 1, 2001 among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Group Inc., Salomon Smith Barney Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.23 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
4.11	Supplemental Indenture, dated as of December 23, 2002, by and among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Group Inc., Nine West Footwear Corporation, Jones Retail Corporation, as issuers, and the Bank of New York, as Trustee, relating to the Zero Coupon Senior Notes Due 2021 (incorporated by reference to Exhibit 4.11 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
4.12	Supplemental Indenture, dates as of December 23, 2002, by and among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Group Inc., Nine West Footwear Corporation, Jones Retail Corporation, as issuers, and the Bank of New York, as Trustee, relating to the 7.50% Senior Notes Due 2004 and 7.875% Senior Notes Due 2006 (incorporated by reference to Exhibit 4.12 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
4.13	Supplemental Indenture, dates as of December 23, 2002, by and among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Group Inc., Nine West Footwear Corporation, Jones Retail Corporation, as issuers, and the Bank of New York, as Trustee, relating to the 8-3/8% Series B Senior Notes due 2005 (incorporated by reference to Exhibit 4.13 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.1	1991 Stock Option Plan (incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S-1 filed on April 3, 1991 (Registration No. 33-39742)).+
10.2	1996 Stock Option Plan (incorporated by reference to Exhibit 10.33 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1996).+
10.3	1999 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, filed on June 12, 2003 (Registration No. 333-106052)).+

Exhibit No.	Description of Exhibit
10.4	License Agreement dated October 18, 1995, between Jones Apparel Group, Inc. and Polo Ralph Lauren, L.P. (incorporated by reference to Exhibit 10.40 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1996).#
10.5	Design Services Agreement dated October 18, 1995, between Jones Apparel Group, Inc. and Polo Ralph Lauren, L.P. (incorporated by reference to Exhibit 10.41 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1996).#
10.6	License Agreement dated as of August 1, 1995, between PRL USA, Inc., as assignee of Polo Ralph Lauren Corporation, successor to Polo Ralph Lauren, L.P., and Sun Apparel, Inc., as amended (incorporated by reference to Exhibit 10.53 of our Quarterly Report on Form 10-Q for the nine months ended September 27, 1998).#
10.7	Design Services Agreement dated as of August 1, 1995, between Polo Ralph Lauren Corporation, successor to Polo Ralph Lauren, L.P., and Sun Apparel, Inc., as amended (incorporated by reference to Exhibit 10.54 of our Quarterly Report on Form 10-Q for the nine months ended September 27, 1998).#
10.8	Cross-Default and Term Extension Agreement dated May 11, 1998 among PRL USA, Inc., The Polo/Lauren Company, L.P., Polo Ralph Lauren Corporation, Jones Apparel Group, Inc. and Jones Investment Co. Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 4, 2003).
10.9	License Agreement dated May 11, 1998, between Jones Apparel Group, Inc. and Polo Ralph Lauren, L.P. (incorporated by reference to Exhibit 10.53 of our Quarterly Report on Form 10-Q for the fiscal nine months ended September 27, 1998).#
10.10	Design Services Agreement dated May 11, 1998, between Jones Apparel Group, Inc. and Polo Ralph Lauren, L.P. (incorporated by reference to Exhibit 10.54 of our Quarterly Report on Form 10-Q for the fiscal nine months ended September 27, 1998).#
10.11	Five-Year Credit Agreement dated as of June 15, 1999, among Jones Apparel Group USA, Inc. and the Additional Obligors referred to therein, the Lenders referred to therein, and First Union National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the six months ended July 4, 1999).
10.12	Jones Apparel Group, Inc. Executive Annual Incentive Plan (incorporated by reference to Annex B of our Proxy Statement for our 1999 Annual Meeting of Stockholders).+
10.13	Amended and Restated Employment Agreement dated March 11, 2002, between Jones Apparel Group, Inc. and Peter Boneparth (incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).+
10.14	Employment Agreement dated as of July 1, 2000, between Jones Apparel Group, Inc. and Sidney Kimmel (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the nine months ended October 1, 2000).+
10.15	Fourth Amended and Restated 364-Day Credit Agreement dated as of June 12, 2001, among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein, J.P. Morgan Securities Inc. and Salomon Smith Barney Inc., as Co-Lead Arrangers and Joint Bookrunners, First Union National Bank, as Administrative Agent, The Chase Manhattan Bank and Citibank, N.A., as Syndication Agents and Fleet National Bank and Bank of America, N.A., as Documentation Agents (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the six months ended July 7, 2001).
10.16	Amended and Restated Employment Agreement dated March 11, 2002, between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the three months ended April 6, 2002).+
10.17	Amended and Restated Employment Agreement dated April 4, 2002, between Jones Apparel Group, Inc. and Ira M. Dansky (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the three months ended April 6, 2002).+
10.18	Buying Agency Agreement dated August 31, 2001, between Nine West Group Inc. and Bentley HSTE Far East Services Limited (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the nine months ended October 6, 2001).
10.19	Buying Agency Agreement dated November 30, 2001, between Nine West Group Inc. and Bentley HSTE Far East Services, Limited (incorporated by reference to Exhibit 10.22 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

Exhibit No.	Description of Exhibit
10.20	Employment Agreement dated as of October 1, 2001, between Jones Apparel Group, Inc. and Rhonda Brown (incorporated by reference to Exhibit 10.23 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).+
10.21	Fifth Amended and Restated 364-Day Credit Agreement dated as of June 11, 2002, among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein, Salomon Smith Barney Inc. and J.P. Morgan Securities Inc., as Joint-Lead Arrangers and Joint Bookrunners, Wachovia Bank, National Association, as Administrative Agent, Citibank, N.A. and JPMorgan Chase Bank, as Syndication Agents and Bank of America, N.A. and Fleet National Bank, as Documentation Agents (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the six months ended July 6, 2002).
10.22	Amendment dated February 28, 2003 to the Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Wesley R. Card.+
10.23	Amendment dated February 28, 2003 to the Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Peter Boneparth.+
10.24	Amendment dated February 28, 2003 to the Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Ira M. Dansky.+
10.25	Amendment dated February 28, 2003 to the Employment Agreement between Jones Apparel Group, Inc. and Rhonda Brown.+
10.26	Form of Deferred Compensation Plan for Outside Directors.+
10.27	Waiver and Amendment No. 2 to the Five-Year Credit Agreement dated as of June 10, 2003, among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the banks, financial institutions and other institutional lenders parties to the Five-Year Credit Agreement referred to therein and Wachovia Bank, National Association, as agent (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the six months ended July 5, 2003).
10.28	Three Year Credit Agreement dated as of June 10, 2003, by and among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank and Citibank, N.A., as Syndication Agents and Fleet National Bank and Bank of America, N.A., as Documentation Agents (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the six months ended July 5, 2003).
11*	Computation of Earnings per Share.
12*	Computation of Ratio of Earnings to Fixed Charges.
21*	List of Subsidiaries.
23*	Consent of BDO Seidman, LLP.
31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32[o]	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Decision and Order of the Federal Trade Commission In the Matter of Nine West Group Inc., Docket No. C-3937, dated April 11, 2000 (incorporated by reference to Exhibit 99.1 of our Quarterly Report on Form 10-Q for the three months ended April 2, 2000).

____________________

* Filed herewith.
o Furnished herewith.
# Portions deleted pursuant to application for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.
+ Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Jones Apparel Group, Inc.
New York, New York

The audits referred to in our report dated February 2, 2004 relating to the consolidated financial statements of Jones Apparel Group, Inc. and subsidiaries which is contained in Item 8 of Form 10-K, included the audits of the financial statements schedule listed in the accompanying index for each of the three years ended December 31, 2003. The financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on the financial statements schedule based upon our audits.

In our opinion, such financial statements schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, New York
February 2, 2004

SCHEDULE II

                                     JONES APPAREL GROUP, INC.
                                 VALUATION AND QUALIFYING ACCOUNTS
                           YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
                                           (In Millions)

           Column A                   Column B             Column C            Column D     Column E
-------------------------------      ----------   -------------------------   ----------   ---------
                                                         Additions
                                                  -------------------------
                                     Balance at   Charged to    Charged to                 Balance
                                     beginning    costs and     other                      at end of
Description                          of period    expenses      accounts      Deductions   period
------------                         ----------   ----------    -----------   ----------   ---------
Accounts receivable allowances
------------------------------
Allowance for doubtful accounts
  For the year ended December 31:
    2001                                 $13.8      $  3.3        $0.9(1)       $ 4.9(2)     $13.1
    2002                                 $13.1      $  3.8           -          $ 5.3(2)     $11.6
    2003                                 $11.6      $ (0.6)       $1.2(3)       $ 1.3(2)     $10.9

Allowance for sales discounts
  For the year ended December 31:
    2001                                 $10.9      $122.3        $0.3(1)      $121.9(4)     $11.6
    2002                                 $11.6      $135.4           -         $132.3(4)     $14.7
    2003                                 $14.7      $127.5        $5.1(3)      $132.6(4)     $14.7

Allowance for sales returns
  For the year ended December 31:
    2001                                 $ 6.9      $ 27.2           -         $ 30.9(4)     $ 3.2
    2002                                 $ 3.2      $ 28.1        $0.8(5)      $ 25.0(4)     $ 7.1
    2003                                 $ 7.1      $ 29.0        $0.2(3)      $ 31.7(4)     $ 4.6

Allowance for co-op advertising
  For the year ended December 31:
    2001                                 $ 8.1      $ 22.9           -         $ 27.0(4)     $ 4.0
    2002                                 $ 4.0      $ 28.3        $1.0(5)      $ 28.1(4)     $ 5.2
    2003                                 $ 5.2      $ 28.4           -         $ 26.5(4)     $ 7.1

Deferred tax valuation allowance
  For the year ended December 31:
    2003                                     -      $  8.5           -              -        $ 8.5

(1)  Addition due to the acquisition of McNaughton on June 19, 2001.
(2)  Doubtful accounts written off against accounts receivable.
(3)  Addition due to the acquisition of Kasper on December 1, 2003.
(4)  Deductions taken by customers written off against accounts receivable.
(5)  Addition due to the acquisition of Gloria Vanderbilt on April 8, 2002 and l.e.i. on August 15, 2002