Form 10-Q
period 2004-04-03
JONES APPAREL GROUP INC
filed 2004-05-05
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes [x] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock $.01 par value	Outstanding at May 4, 2004 126,122,731

JONES APPAREL GROUP, INC.

DEFINITIONS

    As used in this Report, unless the context requires otherwise, "our," "us" and "we" means Jones Apparel Group, Inc. and consolidated subsidiaries, "Nine West" means Nine West Footwear Corporation, "Victoria" means Victoria + Co Ltd., "McNaughton" means McNaughton Apparel Group Inc., "Gloria Vanderbilt" means Gloria Vanderbilt Apparel Corp. (acquired April 8, 2002), "l.e.i." means R.S.V. Sport, Inc. and its related companies (acquired August 15, 2002), "Kasper" means Kasper, Ltd. (acquired December 1, 2003), "FASB" means the Financial Accounting Standards Board, "SFAS" means Statement of Financial Accounting Standards and "SEC" means the United States Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in millions except per share data)

	April 3, 2004	April 5, 2003	December 31, 2003
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 31.9	$ 95.1	$ 350.0
Accounts receivable, net of allowances of $54.3, $54.1 and $37.3 for doubtful accounts, discounts, returns and co-op advertising	638.5	722.8	385.8
Inventories	570.0	531.9	590.6
Deferred taxes	75.7	73.9	80.6
Prepaid expenses and other current assets	46.7	42.7	48.9

TOTAL CURRENT ASSETS	1,362.8	1,466.4	1,455.9
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization	266.1	256.6	268.4
GOODWILL	1,637.0	1,541.3	1,646.9
OTHER INTANGIBLES, at cost, less accumulated amortization	758.3	674.1	767.5
OTHER ASSETS	51.5	61.7	49.0

	$ 4,075.7	$ 4,000.1	$ 4,187.7

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$ 295.5	$ -	$ -
Current portion of long-term debt and capital lease obligations	180.7	7.2	180.8
Accounts payable	213.6	208.2	244.6
Income taxes payable	62.4	81.5	14.7
Payments due relating to Kasper acquisition	-	-	37.6
Accrued employee compensation	22.8	23.8	36.8
Accrued expenses and other current liabilities	105.6	124.4	114.5

TOTAL CURRENT LIABILITIES	880.6	445.1	629.0

NONCURRENT LIABILITIES:
Long-term debt	353.8	953.9	791.4
Obligations under capital leases	42.4	44.5	43.7
Deferred taxes	126.6	100.0	130.1
Other	58.6	53.1	55.7

TOTAL NONCURRENT LIABILITIES	581.4	1,151.5	1,020.9

TOTAL LIABILITIES	1,462.0	1,596.6	1,649.9

COMMITMENTS AND CONTINGENCIES	-	-	-
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-	-	-
Common stock, $.01 par value - shares authorized 200.0; issued 149.5, 147.7 and 148.6	1.5	1.5	1.5
Additional paid-in capital	1,207.0	1,149.1	1,179.4
Retained earnings	2,031.5	1,760.6	1,947.2
Accumulated other comprehensive income	2.3	5.4	3.8

	3,242.3	2,916.6	3,131.9
Less treasury stock, 23.4, 19.7 and 22.4 shares, at cost	(628.6)	(513.1)	(594.1)

TOTAL STOCKHOLDERS' EQUITY	2,613.7	2,403.5	2,537.8

	$ 4,075.7	$ 4,000.1	$ 4,187.7

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Income (Unaudited)
(All amounts in millions except per share data)

	Fiscal Quarter Ended
	April 3, 2004	April 5, 2003

Net sales	$ 1,205.0	$ 1,226.7
Licensing income (net)	13.1	7.5

Total revenues	1,218.1	1,234.2
Cost of goods sold	756.5	752.8

Gross profit	461.6	481.4
Selling, general and administrative expenses	299.7	272.4

Operating income	161.9	209.0
Interest income	1.3	0.9
Interest expense and financing costs	13.0	15.0
Equity in earnings of unconsolidated affiliates	0.8	0.6

Income before provision for income taxes	151.0	195.5
Provision for income taxes	56.6	73.7

Net income	$ 94.4	$ 121.8

Earnings per share
Basic	$0.75	$0.95
Diluted	$0.73	$0.90
Weighted average common shares and share equivalents outstanding
Basic	125.2	128.4
Diluted	130.1	137.4

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)
(All amounts in millions except per share data)

	Number of common shares outstanding	Total stock- holders' equity	Common stock	Additional paid-in capital	Retained earnings	Accumu- lated other compre- hensive income (loss)	Treasury stock
Balance, January 1, 2003	128.4	$2,303.5	$ 1.5	$1,143.8	$1,638.8	$ 4.8	$(485.4)
Fiscal quarter ended April 5, 2003:
Comprehensive income:
Net income	-	121.8	-	-	121.8	-	-
Change in fair value of cash flow hedges, net of $0.4 tax	-	(0.5)	-	-	-	(0.5)	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.3 tax	-	(0.7)	-	-	-	(0.7)	-
Foreign currency translation adjustments	-	1.8	-	-	-	1.8	-

Total comprehensive income		122.4

Issuance of restricted stock to employees	0.4	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	1.7	-	1.7	-	-	-
Exercise of employee stock options	0.2	3.1	-	3.1	-	-	-
Tax benefit derived from exercise of employee stock options	-	0.5	-	0.5	-	-	-
Treasury stock acquired	(1.0)	(27.7)	-	-	-	-	(27.7)

Balance, April 5, 2003	128.0	$2,403.5	$ 1.5	$1,149.1	$1,760.6	$ 5.4	$(513.1)

Balance, January 1, 2004	126.2	$2,537.8	$ 1.5	$1,179.4	$1,947.2	$ 3.8	$(594.1)
Fiscal quarter ended April 5, 2004:
Comprehensive income:
Net income	-	94.4	-	-	94.4	-	-
Change in fair value of cash flow hedges, net of $0.1 tax	-	0.1	-	-	-	0.1	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.7 tax	-	(1.2)	-	-	-	(1.2)	-
Foreign currency translation adjustments	-	(0.4)	-	-	-	(0.4)	-

Total comprehensive income		92.9

Issuance of restricted stock to employees	0.1	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	4.6	-	4.6	-	-	-
Exercise of employee stock options	0.8	20.3	-	20.3	-	-	-
Tax benefit derived from exercise of employee stock options	-	2.7	-	2.7	-	-	-
Dividends on common stock ($0.08 per share)	-	(10.1)	-	-	(10.1)	-	-
Treasury stock acquired	(1.0)	(34.5)	-	-	-	-	(34.5)

Balance, April 5, 2004	126.1	$2,613.7	$ 1.5	$1,207.0	$2,031.5	$ 2.3	$(628.6)

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(All amounts in millions)

	Fiscal Quarter Ended
	April 3, 2004	April 5, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 94.4	$ 121.8

Adjustments to reconcile net income to net cash used in operating activities, net of acquisitions:
Amortization of original issue discount	1.3	3.7
Depreciation and other amortization	27.9	18.9
Provision for losses on accounts receivable	(0.2)	1.1
Deferred taxes	9.3	11.5
Losses on redemption of Zero Coupon Convertible Senior Notes	8.4	-
Other	(0.2)	(0.3)
Changes in operating assets and liabilities:
Accounts receivable	(253.0)	(334.0)
Inventories	21.6	(1.6)
Prepaid expenses and other current assets	2.2	(7.4)
Other assets	(3.2)	5.1
Accounts payable	(24.2)	(22.3)
Income taxes payable	50.1	53.5
Accrued expenses and other liabilities	(17.7)	(17.8)

Total adjustments	(177.7)	(289.6)

Net cash used in operating activities	(83.3)	(167.8)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13.5)	(12.4)
Payments relating to acquisition of Kasper	(37.8)	-
Payments relating to acquisition of l.e.i.	-	(0.1)
Proceeds from sales of property, plant and equipment	-	24.6
Other	-	0.2

Net cash (used in) provided by investing activities	(51.3)	12.3

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under credit facilities	295.5	-
Repayment of long-term debt	-	(7.4)
Redemption of Zero Coupon Convertible Senior Notes	(446.6)	-
Principal payments on capital leases	(1.5)	(1.1)
Purchases of treasury stock	(41.1)	(27.7)
Dividends paid	(10.1)	-
Proceeds from exercise of employee stock options	20.3	3.1

Net cash used in financing activities	(183.5)	(33.1)

EFFECT OF EXCHANGE RATES ON CASH	-	0.4

NET DECREASE IN CASH AND CASH EQUIVALENTS	(318.1)	(188.2)
CASH AND CASH EQUIVALENTS, BEGINNING	350.0	283.3

CASH AND CASH EQUIVALENTS, ENDING	$ 31.9	$ 95.1

See accompanying notes to consolidated financial statements

JONES APPAREL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Jones Apparel Group, Inc. and its wholly-owned subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the footnotes thereto included within our Annual Report on Form 10-K. The results of Kasper are included in our operating results from the date of acquisition and, therefore, our operating results for the periods presented are not comparable.

    In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to conform prior year data with the current presentation. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 2004.

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

	Fiscal Quarter Ended
(In millions except per share data)	April 3, 2004	April 5, 2003

Net income - as reported	$ 94.4	$ 121.8
Add: stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	2.8	1.1
Deduct: stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value-based method had been applied to all awards	(4.3)	(6.4)

Net income - pro forma	$ 92.9	$ 116.5

Basic earnings per share
As reported	$0.75	$0.95
Pro forma	$0.74	$0.91
Diluted earnings per share
As reported	$0.73	$0.90
Pro forma	$0.72	$0.87

EARNINGS PER SHARE

    The computation of basic and diluted earnings per share is as follows:

	Fiscal Quarter Ended
(In millions except per share amounts)	April 3, 2004	April 5, 2003

Basic
Net income	$ 94.4	$ 121.8
Weighted average common shares outstanding	125.2	128.4

Basic earnings per share	$ 0.75	$ 0.95

Diluted
Net income	$ 94.4	$ 121.8
Add: interest expense associated with convertible notes, net of tax benefit	0.8	2.3

Income available to common shareholders	$ 95.2	$ 124.1

Weighted average common shares outstanding	125.2	128.4
Effect of dilutive securities:
Employee stock options	2.2	1.1
Assumed conversion of convertible notes	2.7	7.9

Weighted average common shares and share equivalents outstanding	130.1	137.4

Diluted earnings per share	$ 0.73	$ 0.90

ACCRUED RESTRUCTURING COSTS

    In connection with the acquisitions of McNaughton, Gloria Vanderbilt and Kasper, we assessed and formulated plans to restructure certain operations of each company. These plans involved the closure of distribution facilities and certain offices. The objectives of the plans were to eliminate unprofitable or marginally profitable lines of business and reduce overhead expenses. During 2002, we also restructured several of our operations, including the closing of Canadian and Mexican production facilities and the closing of an administrative, warehouse and preproduction facility in El Paso, Texas. The accrual of these costs and liabilities, which are included in accrued expenses and other current liabilities, is as follows:

(In millions)	Severance and other employee costs	Closing and consolidation of facilities	Total
Balance, January 1, 2003	$ 7.4	$ 2.1	$ 9.5
Net additions	0.2	-	0.2
Payments and reductions	(2.8)	-	(2.8)

Balance, April 5, 2003	$ 4.8	$ 2.1	$ 6.9

Balance, January 1, 2004	$ 6.9	$ 3.7	$ 10.6
Net reversals	(0.1)	(0.1)	(0.2)
Payments and reductions	(3.0)	(2.3)	(5.3)

Balance, April 3, 2004	$ 3.8	$ 1.3	$ 5.1

    Estimated severance payments and other employee costs of $3.8 million accrued at April 3, 2004 relate to the remaining estimated severance for an estimated 141 employees at locations to be closed. Employee groups affected (totaling an estimated 980 employees) include accounting, administrative, customer service, manufacturing, production, warehouse and management personnel at locations closed or to be closed and duplicate corporate headquarters management and administrative personnel.

    The $0.1 million reversal in the first fiscal quarter of 2004 represents an adjustment related to the Gloria Vanderbilt acquisition, which was recorded as a reduction of goodwill. The $0.2 million net addition in the first fiscal quarter of 2003 represents an additional accrual related to the Gloria Vanderbilt acquisition, which was recorded as a decrease of the liability recorded resulting from the fair value of the assets acquired exceeding the purchase price of the acquisition.

    During the first fiscal quarters of 2004 and 2003, $3.0 million and $2.8 million, respectively, of the reserve was utilized (relating to partial or full severance and related costs for 113 and 223 employees, respectively).

    The $1.3 million accrued at April 3, 2004 for the consolidation of facilities relates to expected costs to be incurred, including lease obligations, for closing certain acquired facilities in connection with consolidating their operations into our other existing facilities, as well as the closing of a Canadian production facility. The $0.1 million reversal in the first fiscal quarter of 2004 represents an adjustment related to the Canadian production facility, which was recorded as a reduction of operating expenses.

    Our plans have not been finalized in all areas, and additional restructuring costs may result as we continue to evaluate and assess the impact of duplicate responsibilities, warehouses and office locations. We do not expect any final adjustments to be material. Any costs relating to Kasper before December 15, 2004 will be recorded as additional goodwill; after that date, additional costs will be charged to operations in the period in which they occur. Any costs not related to Kasper will be charged to operations in the period in which they occur.

INVENTORIES

    Inventories are summarized as follows (in millions):

	April 3, 2004	April 5, 2003	December 31, 2003
Raw materials	$ 23.9	$ 26.1	$ 31.1
Work in process	48.0	35.0	30.6
Finished goods	498.1	470.8	528.9

	$ 570.0	$ 531.9	$ 590.6

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

    At April 3, 2004, we had outstanding Canadian foreign exchange contracts to purchase a total of US$6.0 million through August 2004.

    For the periods April 2002 through October 2002 and June 1999 through January 2001, we had employed an interest rate hedging strategy utilizing swaps to effectively float a portion of our interest rate exposure on our fixed rate financing arrangements. The termination of these interest rate swaps generated pre-tax gains of $21.6 million and $8.3 million, respectively, which is being amortized as a reduction of interest expense over the remaining terms of the interest rate swap agreements, with approximately $7.5 million of pre-tax income to be reclassified into earnings within the next 12 months.

    During the first fiscal quarter of 2004, no material amounts were reclassified from other comprehensive income to earnings relating to cash flow hedges. If foreign currency exchange rates or interest rates do not change from their April 3, 2004 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months also will not be material. The actual amounts that will be reclassified to earnings over the next 12 months could vary, however, as a result of changes in market conditions.

STATEMENT OF CASH FLOWS

Fiscal Quarter Ended: (In millions)	April 3, 2004	April 5, 2003
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$ 7.4	$ 6.7
Income taxes, net of refunds	(3.5)	8.6

Supplemental disclosures of non-cash investing and financing activities:
Tax benefits related to exercise of employee stock options	2.7	0.5
Equipment acquired through capital lease financing	-	25.6
Restricted stock issued to employees	3.7	11.5

PENSION PLANS

Components of Net Periodic Benefit Cost

	Fiscal Quarter Ended
(In millions)	April 3, 2004	April 5, 2003
Interest cost	$ 0.6	$0.6
Expected return on plan assets	(0.5)	(0.4)
Amortization of net loss	0.2	0.2

Net periodic benefit cost	$ 0.3	$ 0.4

Employer Contributions

    We previously disclosed in our financial statements for the year ended December 31, 2003 that we expected to contribute $5.5 million to our pension plans in 2004. As of April 3, 2004, $0.2 million in contributions have been made. We presently anticipate contributing an additional $5.4 million to fund our plans in 2004 for a total of $5.6 million.

SEGMENT INFORMATION

    We identify operating segments based on, among other things, the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operations are comprised of four reportable segments: wholesale better apparel, wholesale moderate apparel, wholesale footwear and accessories, and retail. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores, the retail segment includes operations by our own stores, and income and expenses related to trademarks, licenses and general corporate functions are reported under "other and eliminations." We define segment profit as operating income before net interest expense, equity in earnings of unconsolidated affiliates and income taxes. Summarized below are our revenues and income (loss) by reportable segment for the fiscal quarters ended April 3, 2004 and April 5, 2003.

(In millions)	Wholesale Better Apparel	Wholesale Moderate Apparel	Wholesale Footwear & Accessories	Retail	Other & Eliminations	Consolidated
For the fiscal quarter ended April 3, 2004
Revenues from external customers	$ 409.1	$ 395.3	$ 230.8	$ 169.8	$ 13.1	$ 1,218.1
Intersegment revenues	41.3	2.0	19.0	-	(62.3)	-

Total revenues	450.4	397.3	249.8	169.8	(49.2)	1,218.1

Segment income	$ 56.0	$ 60.6	$ 49.6	$ 7.7	$ (12.0)	161.9

Net interest expense						(11.7)
Equity in earnings of unconsolidated affiliates						0.8

Income before provision for income taxes						$ 151.0

For the fiscal quarter ended April 5, 2003
Revenues from external customers	$ 445.1	$ 412.3	$ 229.0	$ 140.3	$ 7.5	$ 1,234.2
Intersegment revenues	26.5	1.4	16.1	-	(44.0)	-

Total revenues	471.6	413.7	245.1	140.3	(36.5)	1,234.2

Segment income (loss)	$ 101.5	$ 73.7	$ 47.0	$ (4.8)	$ (8.4)	209.0

Net interest expense						(14.1)
Equity in earnings of unconsolidated affiliates						0.6

Income before provision for income taxes						$ 195.5

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

Condensed Consolidating Balance Sheets
(In millions)

                                                             April 5, 2004                            December 31, 2003
                                                -----------------------------------------  -----------------------------------------
                                                                         Elim-      Cons-                           Elim-      Cons-
                                                  Issuers    Others   inations   olidated    Issuers    Others   inations   olidated
                                                -----------------------------------------  -----------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                     $    15.4 $    16.5 $        -  $    31.9  $   302.0 $    48.0 $        -  $   350.0
  Accounts receivable - net                         260.0     377.5        1.0      638.5      173.2     212.6          -      385.8
  Inventories                                       272.8     301.4       (4.2)     570.0      262.1     327.3        1.2      590.6
  Prepaid and refundable income taxes                 1.9       3.9       (5.8)         -        5.5       8.5      (14.0)         -
  Deferred taxes                                     27.5      48.8       (0.6)      75.7       27.7      53.8       (0.9)      80.6
  Prepaid expenses and other current assets          29.3      17.4          -       46.7       28.3      20.6          -       48.9
                                                -----------------------------------------  -----------------------------------------
     TOTAL CURRENT ASSETS                           606.9     765.5       (9.6)   1,362.8      798.8     670.8      (13.7)   1,455.9

Property, plant and equipment - net                 129.0     137.1          -      266.1      128.5     139.9          -      268.4
Due from affiliates                                 182.5     185.9     (368.4)         -      275.1     399.6     (674.7)         -
Goodwill                                          1,462.1     174.9          -    1,637.0    1,461.9     185.0          -    1,646.9
Other intangibles - net                             167.6     590.7          -      758.3      167.3     600.2          -      767.5
Investments in subsidiaries                       1,625.5         -   (1,625.5)         -    1,549.9         -   (1,549.9)         -
Other assets                                         32.8      20.4       (1.7)      51.5       28.0      22.5       (1.5)      49.0
                                                -----------------------------------------  -----------------------------------------
                                                $ 4,206.4 $ 1,874.5 $ (2,005.2) $ 4,075.7  $ 4,409.5 $ 2,018.0 $ (2,239.8) $ 4,187.7
                                                =========================================  =========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                         $   295.5 $       - $        -  $   295.5  $       - $       - $        -  $       -
  Current portion of long-term debt and
    capital lease obligations                       178.7       2.0          -      180.7      178.8       2.0          -      180.8
  Accounts payable                                  106.5     107.1          -      213.6      119.5     125.1          -      244.6
  Income taxes payable                               35.1      39.0      (11.7)      62.4       32.3         -      (17.6)      14.7
  Deferred taxes                                        -         -          -          -          -       0.4       (0.4)         -
  Accrued expenses and other current liabilities     82.0      46.4          -      128.4      119.6      69.3          -      188.9
                                                -----------------------------------------  -----------------------------------------
    TOTAL CURRENT LIABILITIES                       697.8     194.5      (11.7)     880.6      450.2     196.8      (18.0)     629.0
                                                -----------------------------------------  -----------------------------------------
NONCURRENT LIABILITIES:
  Long-term debt                                    353.8         -          -      353.8      791.4         -          -      791.4
  Obligations under capital leases                   16.0      26.4          -       42.4       16.9      26.8          -       43.7
  Deferred taxes                                     25.5      97.4        3.7      126.6       27.2     103.6       (0.7)     130.1
  Due to affiliates                                 219.6     148.8     (368.4)         -      317.1     357.6     (674.7)         -
  Other                                              38.1      20.6       (0.1)      58.6       35.9      20.0       (0.2)      55.7
                                                -----------------------------------------  -----------------------------------------
    TOTAL NONCURRENT LIABILITIES                    653.0     293.2     (364.8)     581.4    1,188.5     508.0     (675.6)   1,020.9
                                                -----------------------------------------  -----------------------------------------
    TOTAL LIABILITIES                             1,350.8     487.7     (376.5)   1,462.0    1,638.7     704.8     (693.6)   1,649.9
                                                -----------------------------------------  -----------------------------------------
STOCKHOLDERS' EQUITY:
  Common stock and additional paid-in capital     1,208.5   1,458.7   (1,458.7)   1,208.5    1,180.9   1,462.2   (1,462.2)   1,180.9
  Retained earnings                               2,273.4     (73.5)    (168.4)   2,031.5    2,180.1    (150.9)     (82.1)   1,947.1
  Accumulated other comprehensive income              2.3       1.6       (1.6)       2.3        3.9       1.9       (1.9)       3.9
  Less treasury stock                              (628.6)        -          -     (628.6)    (594.1)        -          -     (594.1)
                                                -----------------------------------------  -----------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                    2,855.6   1,386.8   (1,628.7)   2,613.7    2,770.8   1,313.2   (1,546.2)   2,537.8
                                                -----------------------------------------  -----------------------------------------
                                                $ 4,206.4 $ 1,874.5 $ (2,005.2) $ 4,075.7  $ 4,409.5 $ 2,018.0 $ (2,239.8) $ 4,187.7
                                                =========================================  =========================================

Condensed Consolidating Statements of Income
(In millions)

                                                   Fiscal Quarter Ended April 3, 2004         Fiscal Quarter Ended April 5, 2003
                                                -----------------------------------------  -----------------------------------------
                                                                         Elim-      Cons-                           Elim-      Cons-
                                                  Issuers    Others   inations   olidated    Issuers    Others   inations   olidated
                                                -----------------------------------------  -----------------------------------------

Net sales                                       $   588.7   $ 634.4    $ (18.1) $ 1,205.0  $   679.0   $ 550.8   $   (3.1) $ 1,226.7
Licensing income (net)                                  -      13.1          -       13.1          -       7.5          -        7.5
                                                -----------------------------------------  -----------------------------------------
  Total revenues                                    588.7     647.5      (18.1)   1,218.1      679.0     558.3       (3.1)   1,234.2
Cost of goods sold                                  334.5     430.2       (8.2)     756.5      380.1     374.1       (1.4)     752.8
                                                -----------------------------------------  -----------------------------------------
  Gross profit                                      254.2     217.3       (9.9)     461.6      298.9     184.2       (1.7)     481.4
Selling, general and administrative expenses        195.8     104.6       (0.7)     299.7      207.0      64.9        0.5      272.4
                                                -----------------------------------------  -----------------------------------------
  Operating income                                   58.4     112.7       (9.2)     161.9       91.9     119.3       (2.2)     209.0
Net interest expense (income) and financing costs    12.0      (0.3)         -       11.7       12.7       1.4          -       14.1
Equity in earnings of unconsolidated affiliates       1.2       0.2       (0.6)       0.8        0.5       0.1          -        0.6
                                                -----------------------------------------  -----------------------------------------
  Income before provision for income taxes
    and equity in earnings of subsidiaries           47.6     113.2       (9.8)     151.0       79.7     118.0       (2.2)     195.5
Provision for income taxes                           20.1      35.8        0.7       56.6       35.9      43.7       (5.9)      73.7
Equity in earnings of subsidiaries                   75.8         -      (75.8)         -      331.0         -     (331.0)         -
                                                -----------------------------------------  -----------------------------------------
  Net income                                    $   103.3   $  77.4   $  (86.3) $    94.4  $   374.8   $  74.3   $ (327.3) $   121.8
                                                =========================================  =========================================

Condensed Consolidating Statements of Cash Flows
(In millions)

                                                   Fiscal Quarter Ended April 3, 2004         Fiscal Quarter Ended April 5, 2003
                                                -----------------------------------------  -----------------------------------------
                                                                        Elim-       Cons-                          Elim-       Cons-
                                                  Issuers    Others  inations    olidated    Issuers    Others  inations    olidated
                                                -----------------------------------------  -----------------------------------------

Net cash provided by (used in)
  operating activities                          $   (59.3) $  (24.0)  $     -    $  (83.3) $  (176.6)  $   8.8   $     -    $ (167.8)
                                                -----------------------------------------  -----------------------------------------

Cash flows from investing activities:
  Capital expenditures                               (6.5)     (7.0)        -       (13.5)      (5.2)     (7.2)        -       (12.4)
  Payments relating to acquisitions                 (37.8)        -         -       (37.8)      (0.1)        -         -        (0.1)
  Proceeds from sales of property, plant
    and equipment                                       -         -         -           -          -      24.6         -        24.6
  Other                                                 -         -         -           -        0.2         -         -         0.2
                                                -----------------------------------------  -----------------------------------------
  Net cash provided by (used in)
    investing activities                            (44.3)     (7.0)        -       (51.3)      (5.1)     17.4         -        12.3
                                                -----------------------------------------  -----------------------------------------

Cash flows from financing activities:
  Net borrowings under various
    credit facilities                               295.5         -         -       295.5          -         -         -           -
  Repayment of long-term debt                           -         -         -           -          -      (7.4)        -        (7.4)
  Redemption of Zero Coupon Convertible
    Senior Notes                                   (446.6)        -         -      (446.6)         -         -         -           -
  Principal payments on capital leases               (1.0)     (0.5)        -        (1.5)      (1.0)     (0.1)        -        (1.1)
  Purchases of treasury stock                       (41.1)        -         -       (41.1)     (27.7)        -         -       (27.7)
  Dividends paid                                    (10.1)        -         -       (10.1)         -         -         -           -
  Proceeds from exercise of employee
    stock options                                    20.3         -         -        20.3        3.1         -         -         3.1
                                                -----------------------------------------  -----------------------------------------
  Net cash used in financing activities            (183.0)     (0.5)        -      (183.5)     (25.6)     (7.5)        -       (33.1)
                                                -----------------------------------------  -----------------------------------------

Effect of exchange rates on cash                        -         -         -           -          -       0.4         -         0.4
                                                -----------------------------------------  -----------------------------------------

Net increase (decrease) in cash and cash
  equivalents                                      (286.6)    (31.5)        -      (318.1)    (207.3)     19.1        -       (188.2)
Cash and cash equivalents, beginning                302.0      48.0         -       350.0      256.2      27.1         -       283.3
                                                -----------------------------------------  -----------------------------------------
Cash and cash equivalents, ending               $    15.4   $  16.5  $      -    $   31.9  $    48.9   $  46.2   $     -   $    95.1
                                                =========================================  =========================================

SHORT-TERM BOND TRANSACTIONS

    In August 2002, we entered into a transaction relating to the short sale of $190.5 million of U. S. Treasury securities. This transaction was intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. As a result of this transaction, we recorded a short-term capital gain of $4.6 million and related interest income of $0.4 million and interest expense and fees of $5.5 million for the fiscal quarter ended April 5, 2003. The net effect of $0.5 million is included in the statement of operations as interest expense. There are no present intentions to enter into any further transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion provides information and analysis of our results of operations for the 14 weeks ended April 3, 2004 (hereinafter referred to as the "first fiscal quarter of 2004") and the 14 weeks ended April 5, 2003 (hereinafter referred to as the "first fiscal quarter of 2003"), and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

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

Acquisitions

    We completed our acquisition of Kasper on December 1, 2003. The results of operations of Kasper are included in our operating results from the date of acquisition. Accordingly, the financial position and results of operations presented and discussed herein are not directly comparable between periods. Kasper operates in the wholesale better apparel, wholesale footwear and accessories and retail segments.

Termination as of December 31, 2003 of Licenses with Polo Ralph Lauren Corporation for Lauren by Ralph Lauren ("Lauren") and Ralph by Ralph Lauren ("Ralph") Brands

    The Ralph by Ralph Lauren license (the "Ralph License") with Polo Ralph Lauren Corporation ("Polo") was scheduled to end on December 31, 2003. During the course of the discussions concerning the Ralph License, Polo asserted that the expiration of the Ralph License would cause the Lauren by Ralph Lauren license agreements (the "Lauren License") to end on December 31, 2003, instead of December 31, 2006. We believe that this is an improper interpretation and that the expiration of the Ralph License did not cause the Lauren License to end.

    On June 3, 2003, we announced that our discussions with Polo regarding the interpretation of the Lauren License had reached an impasse and that, as a result, we had filed a complaint in the New York State Supreme Court against Polo and its affiliates (see "Legal Proceedings"). The complaint alleges that Polo breached the Lauren License agreements by claiming that the license ends at the end of 2003. We asked the Court to enter a judgment for compensatory damages of $550 million as well as punitive damages. On June 3, 2003, Polo also filed a complaint in the New York State Supreme Court against us, seeking among other things a declaratory judgment that the Lauren License terminated as of December 31, 2003. On July 3, 2003, Polo served a motion to dismiss our breach of contract claim. On July 25, 2003, we served papers opposing Polo's motion and also served upon Polo a motion seeking summary judgment in Polo's action for a declaratory judgment. On August 12, 2003, Polo filed a cross-motion for summary judgment in that action.

    On March 15, 2004, the Court issued a decision resolving the motions. The Court denied Polo's motion to dismiss our breach of contract claim, granted our motion for summary judgment in Polo's action for a declaratory judgment, and denied Polo's cross-motion for summary judgment in the same action. As a result, the Court dismissed Polo's action for a declaratory judgment and entered judgment in our favor in that action, while permitting our action against Polo to proceed. Polo has appealed from these rulings. In addition, Polo has filed a motion for leave to reargue and to renew its previous motions to dismiss and for summary judgment, which we have opposed.

    We assert within the complaint that Polo's actions fully discharged our obligations under the Lauren License agreements for lines to be sold after December 31, 2003. Therefore, we ceased development of Lauren products effective with the Spring 2004 season. Our Lauren business represented a significant portion of our sales and profits. Net sales of Lauren products were $165.6 million and $476.4 million for the first fiscal quarter of 2003 and the year ended December 31, 2003, respectively. The termination of our exclusive right to manufacture and market clothing under this trademark in the United States, Canada and elsewhere will have a material adverse effect on our results of operations after 2003. To replace the sales of the Lauren brand, we have pursued other opportunities, including internal brands (including the new lifestyle brand under the Jones New York Signature label), acquisitions (including the Kasper acquisition) and licensing options, some of which we previously were precluded from exploring under agreements with Polo. The loss of the Lauren License will not materially adversely impact our liquidity, and we will continue to have a strong financial position.

    The expiration of the Ralph License will not be material to us in any respect. Net sales of Ralph products were $10.1 million and $30.7 million for the first fiscal quarter of 2003 and the year ended December 31, 2003, respectively.

    We and Polo have agreed that, in connection with the expiration of the Ralph License, related licenses to produce certain Polo Jeans Company and Polo Ralph Lauren products in Canada terminated as of December 31, 2003. The termination of these Canadian licenses will not be material to us in any respect. Net sales of all products under these Canadian licenses were $6.0 million and $41.3 million for the first fiscal quarter of 2003 and the year ended December 31, 2003, respectively. The dispute between us and Polo does not relate to the Polo Jeans License in the United States, and an end to the Canada Licenses does not end our longer term Polo Jeans License in the United States or otherwise adversely affect the Polo Jeans License in the United States.

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

RESULTS OF OPERATIONS

    Statements of Income Stated in Dollars and as a Percentage of Total Revenues

(In millions)	Fiscal Quarter Ended April 3, 2004		Fiscal Quarter Ended April 5, 2003
Net sales	$ 1,205.0	98.9%	$ 1,226.7	99.4%
Licensing income (net)	13.1	1.1%	7.5	0.6%

Total revenues	1,218.1	100.0%	1,234.2	100.0%
Cost of goods sold	756.5	62.1%	752.8	61.0%

Gross profit	461.6	37.9%	481.4	39.0%
Selling, general and administrative expenses	299.7	24.6%	272.4	22.1%

Operating income	161.9	13.3%	209.0	16.9%
Net interest expense	11.7	1.0%	14.1	1.1%
Equity in earnings of unconsolidated affiliates	0.8	0.1%	0.6	0.0%

Income before provision for income taxes	151.0	12.4%	195.5	15.8%
Provision for income taxes	56.6	4.6%	73.7	6.0%

Net income	$ 94.4	7.7%	$ 121.8	9.9%

Percentage totals may not add due to rounding.

Fiscal Quarter Ended April 3, 2004 Compared to Fiscal Quarter Ended April 5, 2003

    Revenues. Total revenues for the first fiscal quarter of 2004 were $1.22 billion compared to $1.23 billion for the first fiscal quarter of 2003, a decrease of 1.3%.

Revenues by segment were as follows:

(In millions)	First Fiscal Quarter of 2004	First Fiscal Quarter of 2003	Increase/ (Decrease)	Percent Change
Wholesale better apparel	$ 409.1	$ 445.1	$(36.0)	(8.1%)
Wholesale moderate apparel	395.3	412.3	(17.0)	(4.1%)
Wholesale footwear and accessories	230.8	229.0	1.8	0.8%
Retail	169.8	140.3	29.5	21.0%
Other	13.1	7.5	5.6	74.7%

Total revenues	$ 1,218.1	$ 1,234.2	$ (16.1)	(1.3%)

    Wholesale better apparel revenues declined primarily as the result of the discontinuance of the Lauren and Ralph businesses (a decrease of $176.3 million), partially offset by initial shipments of Jones New York Signature ($56.5 million) and the product lines added as a result of the Kasper acquisition ($108.9 million). Increased shipments of Jones New York Collection and Nine West were offset by planned decreases in shipments of Polo Jeans Company and Jones New York Sport products as well as the discontinued Rena Rowan product line.

    Wholesale moderate apparel revenues decreased primarily as a result of reduced shipments of our Norton McNaughton and Evan-Picone product lines, partially offset by increased shipments of Energie and Gloria Vanderbilt products and the new Bandolino product line (which began shipping in the second quarter of 2003).

    Wholesale footwear and accessories revenues increased primarily due to higher shipments of our Nine West and Bandolino footwear and our Nine West and Jones New York accessories product lines and the introduction of Bandolino accessories, partially offset by planned reductions in shipments of Easy Spirit footwear products and decreased shipments of our Enzo Angiolini footwear products.

    Retail revenues increased primarily due to increased sales in our Nine West retail locations and the locations added as a result of the Kasper acquisition. We began the first fiscal quarter of 2004 with 990 retail locations and had a net reduction of 13 locations during the quarter to end the quarter with 977 locations. Comparable store sales increased approximately 13% as compared to the prior period.

    Gross Profit. The gross profit margin decreased to 37.9% in first fiscal quarter of 2004 compared to 39.0% in first fiscal quarter of 2003.

    Wholesale better apparel gross profit margins were 37.1% and 42.8% for first fiscal quarters of 2004 and 2003, respectively. The decrease was a result of the discontinuance of the Lauren product line (which carried higher margins than the historical segment average) partially offset by the addition of the acquired Kasper business (which generated lower margins than the historical segment average) and initial shipments of Jones New York Signature. Margins were also negatively impacted by the clearance of the discontinued Rena Rowan product line. Cost of sales for first fiscal quarter of 2004 included $3.8 million related to adjustments required under purchase accounting to write up acquired Kasper inventories to market value.

    Wholesale moderate apparel gross profit margins were 28.5% and 29.5% for first fiscal quarters of 2004 and 2003, respectively. The margin for the current period was impacted by a higher ratio of off-price to full-price sales than the prior period in our Gloria Vanderbilt and l.e.i. product lines.

    Wholesale footwear and accessories gross profit margins were 36.2% and 36.6% for first fiscal quarters of 2004 and 2003, respectively. The margin decrease was driven by marginally higher footwear product markdowns.

    Retail gross profit margins were 52.3% and 50.1% for first fiscal quarters of 2004 and 2003, respectively. The increase was primarily the result of lower promotional selling during the current period as a result of improved consumer response to our products.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses of $299.7 million in first fiscal quarter of 2004 represented an increase of $27.3 million from the $272.4 million reported for first fiscal quarter of 2003. In first fiscal quarter of 2004, Kasper added $29.0 million to the wholesale better apparel segment, which includes $6.4 million in amortization of acquired customer orders, and $5.8 million to the retail segment. We also recorded an $8.4 million writeoff of unamortized bond discounts and debt issuance costs in the wholesale better apparel segment resulting from the redemption of all our outstanding Zero Coupon Convertible Senior Notes due 2021 (the "Zero Coupon Notes"). These increases were partially offset by an $18.5 million reduction in royalty and advertising expenses resulting from the discontinuance of the Lauren and Ralph businesses.

    Operating Income. The resulting operating income for first fiscal quarter of 2004 of $161.9 million decreased 22.5%, or $47.1 million, from the $209.0 million for first fiscal quarter of 2003, due to the factors described above.

    Net Interest Expense. Net interest expense was $11.7 million in first fiscal quarter of 2004 compared to $14.1 million in first fiscal quarter of 2003. This was primarily a result of lower overall borrowings in the current period and a favorable interest rate differential resulting from replacing our Zero Coupon Notes with short-term borrowings under our Senior Credit Facilities.

    Provision for Income Taxes. The effective income tax rate was 37.5% for first fiscal quarter of 2004 and 37.7% for first fiscal quarter of 2003. The difference is primarily driven by a favorable change in the state and local effective tax rate resulting from various legal entity reorganizations and business initiatives.

    Net Income and Earnings Per Share. Net income was $94.4 million in first fiscal quarter of 2004, a decrease of $27.4 million from the net income of $121.8 million earned in first fiscal quarter of 2003. Diluted earnings per share for first fiscal quarter of 2004 was $0.73 compared to $0.90 for first fiscal quarter of 2003, on 5.3% fewer shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal capital requirements have been to fund acquisitions, pay dividends, working capital needs, capital expenditures and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations and expansion. As of April 3, 2004, total cash and cash equivalents were $31.9 million, a decrease of $318.1 million from the $350.0 million reported as of December 31, 2003.

    Operating activities used $83.3 million and $167.8 million in the first fiscal quarters of 2004 and 2003, respectively. The change was primarily due to a smaller increase in accounts receivable during the current quarter (due to an improvement in accounts receivable turns) and a decrease in inventories in the current quarter compared to an increase in the prior period (primarily due to reductions in our moderate wholesale apparel inventories as a result of reducing inventory levels to correspond with anticipated shipments).

    Investing activities used $51.3 million and provided $12.3 million in the first fiscal quarters of 2004 and 2003, respectively. The decrease was primarily due to payments related to the Kasper acquisition.

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

    Financing activities used $183.5 million in the first fiscal quarter of 2004. The primary uses of cash were to redeem our outstanding Zero Coupon Notes, repurchase our common stock and pay dividends to our common shareholders. Financing activities used $33.1 million in first fiscal quarter of 2003, primarily to repurchase our common stock.

    On February 2, 2004, we redeemed all of our outstanding Zero Coupon Notes at a redemption price (inclusive of issue price plus accrued original issue discount) of $554.41 per $1,000 of principal amount at maturity for a total payment of $446.6 million, which was financed primarily through our Senior Credit Facilities. As a result of this transaction, we recorded a charge of $8.4 million in the first fiscal quarter of 2004, representing the writeoff of unamortized bond discounts and debt issuance costs. The securities carried a 3.5% yield to maturity with a face value of $805.6 million ($1,000 per note) and were convertible into common stock at a conversion rate of 9.8105 shares per note.

    We repurchased $34.5 million and $27.7 million of our common stock on the open market during the first fiscal quarters of 2004 and 2003, respectively. As of April 3, 2004, a total of $698.2 million had been expended under announced programs to acquire up to $800.0 million of such shares. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition. Proceeds from the issuance of common stock to our employees exercising stock options amounted to $20.3 million and $3.1 million in the first fiscal quarters of 2004 and 2003, respectively.

    At April 3, 2004, we had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.4 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for a $700.0 million three-year revolving credit facility (which expires in June 2006) and a $700.0 million five-year revolving credit facility (which expires in June 2004 and will be replaced by a similar facility in the second quarter of 2004). At April 3, 2004, $312.5 million was outstanding under the three-year revolving credit facility (comprised of $45.5 million in cash borrowings and $267.0 million in outstanding letters of credit) and $250.0 million in cash borrowings were outstanding under our five-year revolving credit facility. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require us to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on our ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers and pay dividends.

    In addition to these committed facilities, we have unsecured uncommitted lines of credit for the purpose of issuing letters of credit and bankers' acceptances for McNaughton and Kasper. As of April 3, 2004, $177.5 million in letters of credit were outstanding under these lines of credit.

    At April 3, 2004, we also had a C$15.0 million unsecured line of credit in Canada, under which no amounts were outstanding.

    On December 1, 2003, we completed the acquisition of Kasper. The aggregate cash purchase price was $259.5 million, of which $37.8 million was paid in the first fiscal quarter of 2004.

    On April 27, 2004, we announced that the Board of Directors had declared a quarterly cash dividend of $0.08 per share to all common stockholders of record as of May 7, 2004 for payment on May 21, 2004.

    We have two joint ventures with HCL Technologies Limited to provide us with computer consulting, programming and associated support services. On August 31, 2004, we are obligated to contribute approximately $1.0 million of additional capital to the joint ventures in the form of cash or assets. As of April 3, 2004, we have committed to purchase $17.3 million in services from these joint venture companies through June 30, 2007.

    We also have a joint venture with Sutton Developments Pty. Ltd. ("Sutton") to operate retail locations in Australia. We have unconditionally guaranteed up to AU$7.0 million of borrowings under the joint venture's uncommitted credit facility and up to AU$0.4 million of presettlement risk associated with foreign exchange transactions. Sutton is required to reimburse us for 50% of any payments made under these guarantees. At April 3, 2004, the outstanding balance subject to these guarantees was approximately AU$1.0 million.

    On March 23, 2004, MSC Acquisition Corp., our indirect wholly owned subsidiary ("MSC"), commenced a $20.00 per share cash tender offer for all of the outstanding shares of Class A Common Stock, together with the associated preferred stock purchase rights, of Maxwell Shoe Company Inc., a Delaware corporation ("Maxwell"). Based on the latest publicly available information, as of April 12, 2004, Maxwell had approximately 14.8 million shares of Class A common Stock outstanding, giving the tender offer a total equity value (excluding stock options) of approximately $297 million. The tender offer will expire on May 17, 2004, unless further extended. We currently expect that the offer will be extended until the principal conditions to the offer are satisfied. We plan to pay for the Maxwell shares and related transaction fees and expenses with either cash on hand and/or borrowings under our existing credit facilities. We cannot assure you whether we will be able to complete the tender offer on the terms described above or at all.

    On March 23, 2004, we filed a preliminary consent solicitation statement with the SEC relating to the solicitation of written consents from stockholders of Maxwell to take certain actions to facilitate the tender offer, including nominating five individuals to replace the current members of Maxwell's Board of Directors. On April 9, 2004, we filed a revised preliminary consent solicitation statement with the SEC. On April 21, 2004, we filed a definitive consent solicitation statement with the SEC and commenced our consent solicitation.

    In connection with the tender offer and the consent solicitation, several lawsuits have been filed and we may become party to additional lawsuits in the future.

    We believe that funds generated by operations, proceeds from the issuance of notes, the Senior Credit Facilities and the McNaughton, Kasper and Canadian lines of credit will provide the financial resources sufficient to meet our foreseeable working capital, dividend, capital expenditure and stock repurchase requirements and fund our contractual obligations, our contingent liabilities and commitments and our potential acquisition of Maxwell.

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

    The primary interest rate exposures on floating rate financing arrangements are with respect to United States and Canadian short-term interest rates. We had approximately $1.6 billion in variable rate facilities at April 3, 2004.

    At April 3, 2004, we had outstanding Canadian foreign exchange contracts to purchase a total of US$6.0 million through August 2004. We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. We are exposed to credit-related losses if the counterparty to the financial instruments fails to perform its obligations. However, we do not expect the counterparty, which presently has high credit ratings, to fail to meet its obligations.

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

    There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    The Ralph License with Polo was scheduled to end on December 31, 2003. During the course of the discussions concerning the Ralph License, Polo asserted that the expiration of the Ralph License would cause the Lauren License agreements to end on December 31, 2003, instead of December 31, 2006. We believe that this is an improper interpretation and that the expiration of the Ralph License did not cause the Lauren License to end.

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

    On July 3, 2003, Ms. Nemerov filed a motion to stay our claims against her and to compel arbitration of those claims. We opposed that motion. Additionally, on July 3, 2003, Polo served a motion on us to dismiss our breach of contract claim, and to stay our claim regarding inducement of Ms. Nemerov's breach of her employment agreement pending the outcome of arbitration. On July 8, 2003, we served papers opposing Nemerov's motion. On July 25, 2003, we served papers opposing Polo's motion and also served upon Polo a motion seeking summary judgment in Polo's action for a declaratory judgment. On August 12, 2003, Polo filed a cross-motion for summary judgment in that action.

    On March 15, 2004, the Court issued a decision resolving the motions. The Court denied Polo's motion to dismiss our breach of contract claim, granted our motion for summary judgment in Polo's action for a declaratory judgment, and denied Polo's cross-motion for summary judgment in the same action. As a result, the Court dismissed Polo's action for a declaratory judgment and entered judgment in our favor in that action, while permitting our action against Polo to proceed.

    The Court also denied Nemerov's motion to compel arbitration of our claim against her for inducing Polo to breach the Lauren Agreements, but granted her motion to compel arbitration of our remaining claims against her. The Court granted Polo's motion for a stay of proceedings relating to our claim against Polo for inducing Nemerov to breach her employment agreement while those claims are arbitrated by us and Nemerov.

    Polo and Nemerov have appealed from these rulings. In addition, Polo has filed a motion for leave to reargue and to renew its previous motions to dismiss and for summary judgment, which we have opposed.

    In connection with our tender offer for all of the outstanding shares of Class A Common Stock, together with the associated preferred stock purchase rights, of Maxwell, and our solicitation of written consents from Maxwell stockholders, there is one lawsuit currently pending that was commenced by us on March 31, 2004 in the Court of Chancery of the State of Delaware against Maxwell seeking equitable relief. In addition, Maxwell filed a lawsuit against us on April 1, 2004 in the United States District Court for the District of Massachusetts seeking equitable relief. We believe Maxwell's suit to be totally without merit and intend to defend against it vigorously. No damages are being sought by either party, and we are unable to predict the outcome of either of these suits.

    We have been named as a defendant in various actions and proceedings arising from our ordinary business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in our opinion, any such liability will not have a material adverse financial effect on us.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

    The following table sets forth the repurchases of our common stock for the fiscal quarter ended April 3, 2004.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2004 to January 31, 2004	679,100	$34.33	679,100	$112,963,977
February 1, 2004 to February 28, 2004	274,000	$34.35	274,000	$103,551,130
March 1, 2004 to April 3, 2004	50,000	$35.99	50,000	$101,751,640
Total	1,003,100	$34.42	1,003,100	$101,751,640

    These repurchases were made under a program announced on July 29, 2003 for $150.0 million. This program has no expiration date.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    See Exhibit Index.

(b) Reports on Form 8-K

    During the fiscal quarter ended April 3, 2004, we filed the following Current Reports on Form 8-K with the SEC.

(1)	We filed a Current Report on Form 8-K, dated February 18, 2004, referencing and furnishing as an exhibit our press release announcing our results of operations for the fiscal quarter and year ended December 31, 2003, as well as the following:
  announcing that retail comparable store sales increased by 3.7% during the fiscal quarter;
  announcing that the Kasper acquisition successfully closed and that integration efforts were on plan;
  announcing that the Jones New York Signature product line launched on schedule;
  announcing the repurchase of $16.6 million in Common Stock during the fiscal quarter;
  announcing the completion of the Convertible Note redemption of $446.6 million; and
  announcing a regular quarterly cash dividend of $0.08 per share.

(2)	We filed a Current Report on Form 8-K, dated February 25, 2004, announcing that we had made an all-cash proposal to Maxwell to purchase 100% of their outstanding common stock for $20.00 per share.
(3)	We filed a Current Report on Form 8-K, dated March 23, 2004, announcing, among other things, the commencement of a tender offer by our wholly owned subsidiary, MSC Acquisition Corp., for all the outstanding shares of Class A Common Stock of Maxwell at a price of $20.00 per share in cash.

(4)	We filed a Current Report on Form 8-K, dated March 31, 2004, announcing that we had filed a complaint in the Court of Chancery of the State of Delaware alleging that Maxwell and its board of directors had improperly attempted to set a record date of March 25, 2004 for any possible future consent solicitation of Maxwell's stockholders by us to remove and replace the directors of Maxwell to be elected at Maxwell's annual stockholders meeting on April 8.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JONES APPAREL GROUP, INC.
(Registrant)

Date: May 5, 2004	By /s/ Peter Boneparth PETER BONEPARTH Chief Executive Officer By /s/ Wesley R. Card WESLEY R. CARD Chief Operating and Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32+	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________
* Filed herewith.
+ Furnished herewith.