Form 10-Q
period 2004-07-03
JONES APPAREL GROUP INC
filed 2004-08-02
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes [x] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock $.01 par value	Outstanding at July 31, 2004 124,709,335

JONES APPAREL GROUP, INC.

DEFINITIONS

    As used in this Report, unless the context requires otherwise, "our," "us" and "we" means Jones Apparel Group, Inc. and consolidated subsidiaries, "Nine West" means Nine West Footwear Corporation, "McNaughton" means McNaughton Apparel Group Inc., "Gloria Vanderbilt" means Gloria Vanderbilt Apparel Corp., "l.e.i." means R.S.V. Sport, Inc. and its related companies, "Kasper" means Kasper, Ltd. (acquired December 1, 2003), "Maxwell" means Maxwell Shoe Company Inc. (acquired July 8, 2004), "SFAS" means Statement of Financial Accounting Standards and "SEC" means the United States Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in millions except per share data)

	July 3, 2004	July 5, 2003	December 31, 2003
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 42.9	$ 347.5	$ 350.0
Accounts receivable, net of allowances of $42.9, $37.5 and $37.3 for doubtful accounts, discounts, returns and co-op advertising	451.6	432.7	385.8
Inventories	592.8	584.4	590.6
Deferred taxes	69.3	76.6	80.6
Prepaid expenses and other current assets	72.9	44.5	48.9

TOTAL CURRENT ASSETS	1,229.5	1,485.7	1,455.9
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization	261.6	257.9	268.4
GOODWILL	1,633.1	1,542.3	1,646.9
OTHER INTANGIBLES, at cost, less accumulated amortization	753.8	676.1	767.5
OTHER ASSETS	52.7	56.5	49.0

	$ 3,930.7	$ 4,018.5	$ 4,187.7

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$ 329.2	$ -	$ -
Current portion of long-term debt and capital lease obligations	5.6	180.4	180.8
Accounts payable	209.1	241.2	244.6
Income taxes payable	45.6	28.0	14.7
Payments due relating to Kasper acquisition	-	-	37.6
Accrued employee compensation	31.2	24.2	36.8
Accrued expenses and other current liabilities	102.0	111.3	114.5

TOTAL CURRENT LIABILITIES	722.7	585.1	629.0

NONCURRENT LIABILITIES:
Long-term debt	353.9	783.3	791.4
Obligations under capital leases	41.3	45.3	43.7
Deferred taxes	108.5	107.2	130.1
Other	58.7	46.6	55.7

TOTAL NONCURRENT LIABILITIES	562.4	982.4	1,020.9

TOTAL LIABILITIES	1,285.1	1,567.5	1,649.9

COMMITMENTS AND CONTINGENCIES	-	-	-
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-	-	-
Common stock, $.01 par value - shares authorized 200.0; issued 149.9, 147.8 and 148.6	1.5	1.5	1.5
Additional paid-in capital	1,223.2	1,155.8	1,179.4
Retained earnings	2,099.0	1,831.7	1,947.2
Accumulated other comprehensive income	0.4	6.6	3.8

	3,324.1	2,995.6	3,131.9
Less treasury stock, 24.8, 20.8 and 22.4 shares, at cost	(678.5)	(544.6)	(594.1)

TOTAL STOCKHOLDERS' EQUITY	2,645.6	2,451.0	2,537.8

	$ 3,930.7	$ 4,018.5	$ 4,187.7

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Income (Unaudited)
(All amounts in millions except per share data)

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003

Net sales	$ 1,042.6	$ 974.7	$ 2,247.6	$ 2,201.5
Licensing income (net)	10.0	5.7	23.1	13.2

Total revenues	1,052.6	980.4	2,270.7	2,214.7
Cost of goods sold	639.2	603.2	1,395.7	1,356.1

Gross profit	413.4	377.2	875.0	858.6
Selling, general and administrative expenses	278.8	249.4	578.5	521.8

Operating income	134.6	127.8	296.5	336.8
Interest income	0.1	0.6	1.5	1.5
Interest expense and financing costs	11.1	14.8	24.2	29.8
Equity in earnings of unconsolidated affiliates	0.6	0.5	1.4	1.1

Income before provision for income taxes	124.2	114.1	275.2	309.6
Provision for income taxes	46.6	43.0	103.2	116.7

Net income	$ 77.6	$ 71.1	$ 172.0	$ 192.9

Earnings per share
Basic	$0.62	$0.56	$1.38	$1.51
Diluted	$0.61	$0.54	$1.34	$1.44
Weighted average common shares and share equivalents outstanding
Basic	124.7	127.8	124.9	128.1
Diluted	127.1	136.7	128.6	137.0

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)
(All amounts in millions except per share data)

	Number of common shares outstanding	Total stock- holders' equity	Common stock	Additional paid-in capital	Retained earnings	Accumu- lated other compre- hensive income (loss)	Treasury stock
Balance, January 1, 2003	128.4	$2,303.5	$ 1.5	$1,143.8	$1,638.8	$ 4.8	$(485.4)
Fiscal six months ended July 5, 2003:
Comprehensive income:
Net income	-	192.9	-	-	192.9	-	-
Change in fair value of cash flow hedges, net of $0.9 tax	-	(1.2)	-	-	-	(1.2)	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.7 tax	-	(1.6)	-	-	-	(1.6)	-
Foreign currency translation adjustments	-	4.6	-	-	-	4.6	-

Total comprehensive income		194.7

Issuance of restricted stock to employees	0.4	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	4.7	-	4.7	-	-	-
Exercise of employee stock options	0.3	6.1	-	6.1	-	-	-
Tax benefit derived from exercise of employee stock options	-	1.2	-	1.2	-	-	-
Treasury stock acquired	(2.1)	(59.2)	-	-	-	-	(59.2)

Balance, July 5, 2003	127.0	$2,451.0	$ 1.5	$1,155.8	$1,831.7	$ 6.6	$(544.6)

Balance, January 1, 2004	126.2	$2,537.8	$ 1.5	$1,179.4	$1,947.2	$ 3.8	$(594.1)
Fiscal six months ended July 3, 2004:
Comprehensive income:
Net income	-	172.0	-	-	172.0	-	-
Change in fair value of cash flow hedges, net of $0.1 tax	-	0.1	-	-	-	0.1	-
Reclassification adjustment for hedge gains and losses included in net income, net of $1.5 tax	-	(2.5)	-	-	-	(2.5)	-
Foreign currency translation adjustments	-	(1.0)	-	-	-	(1.0)	-

Total comprehensive income		168.6

Issuance of restricted stock to employees	0.1	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	8.9	-	8.9	-	-	-
Exercise of employee stock options	1.2	30.5	-	30.5	-	-	-
Tax benefit derived from exercise of employee stock options	-	4.4	-	4.4	-	-	-
Dividends on common stock ($0.16 per share)	-	(20.2)	-	-	(20.2)	-	-
Treasury stock acquired	(2.4)	(84.4)	-	-	-	-	(84.4)

Balance, July 3, 2004	125.1	$2,645.6	$ 1.5	$1,223.2	$2,099.0	$ 0.4	$(678.5)

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(All amounts in millions)

	Fiscal Six Months Ended
	July 3, 2004	July 5, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 172.0	$ 192.9

Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Amortization of original issue discount	1.3	7.5
Depreciation and other amortization	50.4	38.6
Provision for losses on accounts receivable	(0.1)	1.3
Deferred taxes	2.3	14.7
Gain on short sale of U.S. Treasury securities	-	(6.6)
Losses on sale of assets	2.0	1.0
Losses on redemption of Zero Coupon Convertible Senior Notes	8.4	-
Changes in operating assets and liabilities:
Accounts receivable	(67.0)	(43.7)
Inventories	(1.3)	(53.2)
Prepaid expenses and other current assets	(23.6)	(14.7)
Other assets	(4.8)	9.3
Accounts payable	(28.6)	10.1
Income taxes payable	33.4	3.2
Accrued expenses and other liabilities	(11.1)	(38.2)

Total adjustments	(38.7)	(70.7)

Net cash provided by operating activities	133.3	122.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(26.1)	(27.3)
Net cash related to sales of U.S. Treasury securities	-	12.2
Payments relating to acquisition of Kasper	(37.8)	-
Payments relating to acquisition of l.e.i.	-	(0.1)
Proceeds from sales of property, plant and equipment	-	24.9
Acquisition of intangibles	-	(6.0)
Other	-	0.2

Net cash (used in) provided by investing activities	(63.9)	3.9

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under credit facilities	329.2	-
Repayment of long-term debt	-	(7.4)
Redemption of Zero Coupon Convertible Senior Notes	(446.6)	-
Redemption at maturity of 7.50% Senior Notes	(175.0)	-
Principal payments on capital leases	(2.9)	(2.5)
Purchases of treasury stock	(91.1)	(59.2)
Dividends paid	(20.2)	-
Proceeds from exercise of employee stock options	30.5	6.1

Net cash used in financing activities	(376.1)	(63.0)

EFFECT OF EXCHANGE RATES ON CASH	(0.4)	1.1

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(307.1)	64.2
CASH AND CASH EQUIVALENTS, BEGINNING	350.0	283.3

CASH AND CASH EQUIVALENTS, ENDING	$ 42.9	$ 347.5

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

	Fiscal Quarter Ended		Fiscal Six Months Ended
(In millions except per share data)	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003

Net income - as reported	$ 77.6	$ 71.1	$ 172.0	$ 192.9
Add: stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	2.7	1.9	5.5	2.9
Deduct: stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value-based method had been applied to all awards	(4.9)	(5.8)	(9.2)	(12.2)

Net income - pro forma	$ 75.4	$ 67.2	$ 168.3	$ 183.6

Basic earnings per share
As reported	$0.62	$0.56	$1.38	$1.51
Pro forma	$0.60	$0.53	$1.35	$1.43
Diluted earnings per share
As reported	$0.61	$0.54	$1.34	$1.44
Pro forma	$0.59	$0.51	$1.31	$1.37

EARNINGS PER SHARE

    The computation of basic and diluted earnings per share is as follows:

	Fiscal Quarter Ended		Fiscal Six Months Ended
(In millions except per share amounts)	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003

Basic
Net income	$ 77.6	$ 71.1	$ 172.0	$ 192.9
Weighted average common shares outstanding	124.7	127.8	124.9	128.1

Basic earnings per share	$ 0.62	$ 0.56	$ 1.38	$ 1.51

Diluted
Net income	$ 77.6	$ 71.1	$ 172.0	$ 192.9
Add: interest expense associated with convertible notes, net of tax benefit	-	2.4	0.8	4.7

Income available to common shareholders	$ 77.6	$ 73.5	$ 172.8	$ 197.6

Weighted average common shares outstanding	124.7	127.8	124.9	128.1
Effect of dilutive securities:
Employee stock options	2.4	1.0	2.4	1.0
Assumed conversion of convertible notes	-	7.9	1.3	7.9

Weighted average common shares and share equivalents outstanding	127.1	136.7	128.6	137.0

Diluted earnings per share	$ 0.61	$ 0.54	$ 1.34	$ 1.44

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

(In millions)	Severance and other employee costs	Closing and consolidation of facilities	Total
Balance, January 1, 2003	$ 7.4	$ 2.1	$ 9.5
Payments and reductions	(5.1)	(0.3)	(5.4)

Balance, July 5, 2003	$ 2.3	$ 1.8	$ 4.1

Balance, January 1, 2004	$ 6.9	$ 3.7	$ 10.6
Net reversals	(0.3)	(0.3)	(0.6)
Payments and reductions	(3.9)	(2.6)	(6.5)

Balance, July 3, 2004	$ 2.7	$ 0.8	$ 3.5

    Estimated severance payments and other employee costs of $2.7 million accrued at July 3, 2004 relate to the remaining estimated severance for an estimated 109 employees at locations to be closed. Employee groups affected (totaling an estimated 971 employees) include accounting, administrative, customer service, manufacturing, production, warehouse and management personnel at locations closed or to be closed and duplicate corporate headquarters management and administrative personnel.

    The $0.3 million reversal in the first fiscal six months of 2004 represents adjustments related to the Gloria Vanderbilt and Kasper acquisitions, which were recorded as a reduction of goodwill. During the first fiscal six months of 2004 and 2003, $3.9 million and $5.1 million, respectively, of the reserve was utilized (relating to partial or full severance and related costs for 158 and 392 employees, respectively).

    The $0.8 million accrued at July 3, 2004 for the consolidation of facilities relates to expected costs to be incurred, including lease obligations, for closing certain acquired facilities in connection with consolidating their operations into our other existing facilities. The $0.3 million reversal in the first fiscal six months of 2004 represents a $0.2 million adjustment related to the Canadian production facility, which was recorded as a reduction of operating expenses, and a $0.1 million adjustment related to the Kasper acquisition, which was recorded as a reduction of goodwill.

    Our plans have not been finalized in all areas, and additional restructuring costs may result as we continue to evaluate and assess the impact of duplicate responsibilities, warehouses and office locations. We do not expect any final adjustments to be material. Any costs relating to Kasper before December 1, 2004 will be recorded as additional goodwill; after that date, additional costs will be charged to operations in the period in which they occur. Any costs not related to Kasper will be charged to operations in the period in which they occur.

INVENTORIES

    Inventories are summarized as follows (in millions):

	July 3, 2004	July 5, 2003	December 31, 2003
Raw materials	$ 24.5	$ 32.2	$ 31.1
Work in process	64.5	58.2	30.6
Finished goods	503.8	494.0	528.9

	$ 592.8	$ 584.4	$ 590.6

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

    At July 3, 2004, we had outstanding Canadian foreign exchange contracts to purchase a total of US$10.0 million through October 2004.

    For the periods April 2002 through October 2002 and June 1999 through January 2001, we had employed an interest rate hedging strategy utilizing swaps to effectively float a portion of our interest rate exposure on our fixed rate financing arrangements. The termination of these interest rate swaps generated pre-tax gains of $21.6 million and $8.3 million, respectively, which is being amortized as a reduction of interest expense over the remaining terms of the interest rate swap agreements, with approximately $7.3 million of pre-tax income to be reclassified into earnings within the next 12 months.

    During the first fiscal six months of 2004, no material amounts were reclassified from other comprehensive income to earnings relating to cash flow hedges. If foreign currency exchange rates do not change from their July 3, 2004 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months also will not be material. The actual amounts that will be reclassified to earnings over the next 12 months could vary, however, as a result of changes in market conditions.

STATEMENT OF CASH FLOWS

Fiscal Six Months Ended: (In millions)	July 3, 2004	July 5, 2003
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 26.5	$ 23.5
Income taxes, net of refunds	64.2	97.9

Supplemental disclosures of non-cash investing and financing activities:
Tax benefits related to exercise of employee stock options	4.4	1.2
Equipment acquired through capital lease financing	0.2	26.4
Restricted stock issued to employees	4.2	12.9

PENSION PLANS

Components of Net Periodic Benefit Cost

	Fiscal Quarter Ended		Fiscal Six Months Ended
(In millions)	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003
Service cost	$ -	$ -	$ 0.1	$ 0.1
Interest cost	0.6	0.6	1.1	1.2
Expected return on plan assets	(0.5)	(0.4)	(1.0)	(0.9)
Amortization of net loss	0.2	0.2	0.4	0.4

Net periodic benefit cost	$ 0.3	$ 0.4	$ 0.6	$ 0.8

Employer Contributions

    We previously disclosed in our financial statements for the year ended December 31, 2003 that we expected to contribute $5.5 million to our pension plans in 2004. As of July 3, 2004, $1.2 million in contributions have been made. We presently anticipate contributing an additional $3.6 million to fund our plans in 2004 for a total of $4.8 million.

SHORT-TERM BOND TRANSACTIONS

    In August 2002, we entered into a transaction relating to the short sale of $190.5 million of U. S. Treasury securities. This transaction was intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. As a result of this transaction, which closed in May 2003, we recorded a short-term capital gain of $6.6 million and related interest income of $0.6 million and interest expense and fees of $7.9 million for the fiscal six months ended July 5, 2003. The net effect of $0.7 million is included in the statement of operations as interest expense. There are no present intentions to enter into any further transactions.

SEGMENT INFORMATION

    We identify operating segments based on, among other things, the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operations are comprised of four reportable segments: wholesale better apparel, wholesale moderate apparel, wholesale footwear and accessories, and retail. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores, the retail segment includes operations by our own stores, and income and expenses related to trademarks, licenses and general corporate functions are reported under "other and eliminations." We define segment profit as operating income before net interest expense, equity in earnings of unconsolidated affiliates and income taxes. Summarized below are our revenues and income by reportable segment for the fiscal quarters and six months ended July 3, 2004 and July 5, 2003.

(In millions)	Wholesale Better Apparel	Wholesale Moderate Apparel	Wholesale Footwear & Accessories	Retail	Other & Eliminations	Consolidated
For the fiscal quarter ended July 3, 2004
Revenues from external customers	$ 320.2	$ 310.7	$ 213.1	$ 198.6	$ 10.0	$ 1,052.6
Intersegment revenues	30.6	4.6	12.7	-	(47.9)	-

Total revenues	350.8	315.3	225.8	198.6	(37.9)	1,052.6

Segment income	$ 43.7	$ 31.1	$ 38.1	$ 29.5	$ (7.8)	134.6

Net interest expense						(11.0)
Equity in earnings of unconsolidated affiliates						0.6

Income before provision for income taxes						$ 124.2

For the fiscal quarter ended July 5, 2003
Revenues from external customers	$ 318.2	$ 286.3	$ 193.1	$ 177.1	$ 5.7	$ 980.4
Intersegment revenues	16.0	7.1	13.6	-	(36.7)	-

Total revenues	334.2	293.4	206.7	177.1	(31.0)	980.4

Segment income	$ 48.2	$ 30.1	$ 28.5	$ 28.1	$ (7.1)	127.8

Net interest expense						(14.2)
Equity in earnings of unconsolidated affiliates						0.5

Income before provision for income taxes						$ 114.1

For the fiscal six months ended July 3, 2004
Revenues from external customers	$ 729.4	$ 706.1	$ 443.8	$ 368.3	$ 23.1	$ 2,270.7
Intersegment revenues	71.9	6.5	31.8	-	(110.2)	-

Total revenues	801.3	712.6	475.6	368.3	(87.1)	2,270.7

Segment income	$ 99.7	$ 91.7	$ 87.7	$ 37.2	$ (19.8)	296.5

Net interest expense						(22.7)
Equity in earnings of unconsolidated affiliates						1.4

Income before provision for income taxes						$ 275.2

For the fiscal six months ended July 5, 2003
Revenues from external customers	$ 763.3	$ 698.6	$ 422.2	$ 317.4	$ 13.2	$ 2,214.7
Intersegment revenues	42.5	8.5	29.7	-	(80.7)	-

Total revenues	805.8	707.1	451.9	317.4	(67.5)	2,214.7

Segment income	$ 149.8	$ 103.8	$ 75.5	$ 23.3	$ (15.6)	336.8

Net interest expense						(28.3)
Equity in earnings of unconsolidated affiliates						1.1

Income before provision for income taxes						$ 309.6

ACQUISITION

    On July 8, 2004, we acquired all the outstanding shares of Maxwell for $23.25 per share in cash for a total of $345.8 million. We also paid $24.1 million in settlement of all outstanding Maxwell employee stock options. Maxwell designs, develops and markets casual and dress footwear for women and children under multiple brand names, each of which is targeted to a distinct segment of the footwear market. Maxwell markets its products nationwide to national chains, department stores and specialty retailers. Maxwell offers footwear for women in the moderately priced market segment under the Mootsies Tootsies brand, in the upper moderately priced market segment under the Sam & Libby and Dockers (licensed from Levi Strauss & Co.) brands, in the better market segment under the AK Anne Klein and Circa Joan & David brands and in the bridge segment under the Joan and David brand. Maxwell also sells moderately priced and upper moderately priced children's footwear under both the Mootsies Tootsies and Sam & Libby brands and licenses the J. G. Hook trademark from J. G. Hook, Inc. to source and develop private label products for retailers who require brand identification. The terms of the Dockers and J. G. Hook licenses provide that each may be terminated by the licensor following certain events, which would include our acquisition of Maxwell. We have discussed continuation of the licenses with the respective licensors, without resolution to date. The discontinuation of either or both of these licenses would not have a material effect on our liquidity or our results of operations.

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

Condensed Consolidating Balance Sheets
(In millions)

                                                              July 3, 2004                            December 31, 2003
                                                -----------------------------------------  -----------------------------------------
                                                                         Elim-      Cons-                           Elim-      Cons-
                                                  Issuers    Others   inations   olidated    Issuers    Others   inations   olidated
                                                -----------------------------------------  -----------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                     $    27.1 $    15.8 $        -  $    42.9  $   302.0 $    48.0 $        -  $   350.0
  Accounts receivable - net                         189.0     262.6          -      451.6      173.2     212.6          -      385.8
  Inventories                                       283.5     313.8       (4.5)     592.8      262.1     327.3        1.2      590.6
  Prepaid and refundable income taxes                 1.8       4.4       (6.2)         -        5.5       8.5      (14.0)         -
  Deferred taxes                                     28.9      41.1       (0.7)      69.3       27.7      53.8       (0.9)      80.6
  Prepaid expenses and other current assets          38.4      34.5          -       72.9       28.3      20.6          -       48.9
                                                -----------------------------------------  -----------------------------------------
     TOTAL CURRENT ASSETS                           568.7     672.2      (11.4)   1,229.5      798.8     670.8      (13.7)   1,455.9

Property, plant and equipment - net                 126.0     135.6          -      261.6      128.5     139.9          -      268.4
Due from affiliates                                  43.8     177.2     (221.0)         -      275.1     399.6     (674.7)         -
Goodwill                                          1,462.1     171.0          -    1,633.1    1,461.9     185.0          -    1,646.9
Other intangibles - net                             167.4     586.4          -      753.8      167.3     600.2          -      767.5
Investments in subsidiaries                       1,683.9         -   (1,683.9)         -    1,549.9         -   (1,549.9)         -
Other assets                                         35.1      19.6       (2.0)      52.7       28.0      22.5       (1.5)      49.0
                                                -----------------------------------------  -----------------------------------------
                                                $ 4,087.0 $ 1,762.0 $ (1,918.3) $ 3,930.7  $ 4,409.5 $ 2,018.0 $ (2,239.8) $ 4,187.7
                                                =========================================  =========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                         $   329.2 $       - $        -  $   329.2  $       - $       - $        -  $       -
  Current portion of long-term debt and
    capital lease obligations                         3.7       1.9          -        5.6      178.8       2.0          -      180.8
  Accounts payable                                  100.7     108.4          -      209.1      119.5     125.1          -      244.6
  Income taxes payable                               47.5       9.7      (11.6)      45.6       32.3         -      (17.6)      14.7
  Deferred taxes                                        -       0.1       (0.1)         -          -       0.4       (0.4)         -
  Accrued expenses and other current liabilities     77.4      55.8          -      133.2      119.6      69.3          -      188.9
                                                -----------------------------------------  -----------------------------------------
    TOTAL CURRENT LIABILITIES                       558.5     175.9      (11.7)     722.7      450.2     196.8      (18.0)     629.0
                                                -----------------------------------------  -----------------------------------------
NONCURRENT LIABILITIES:
  Long-term debt                                    353.9         -          -      353.9      791.4         -          -      791.4
  Obligations under capital leases                   15.2      26.1          -       41.3       16.9      26.8          -       43.7
  Deferred taxes                                     13.6      93.4        1.5      108.5       27.2     103.6       (0.7)     130.1
  Due to affiliates                                 219.6       1.4     (221.0)         -      317.1     357.6     (674.7)         -
  Other                                              36.7      22.0          -       58.7       35.9      20.0       (0.2)      55.7
                                                -----------------------------------------  -----------------------------------------
    TOTAL NONCURRENT LIABILITIES                    639.0     142.9     (219.5)     562.4    1,188.5     508.0     (675.6)   1,020.9
                                                -----------------------------------------  -----------------------------------------
    TOTAL LIABILITIES                             1,197.5     318.8     (231.2)   1,285.1    1,638.7     704.8     (693.6)   1,649.9
                                                -----------------------------------------  -----------------------------------------
STOCKHOLDERS' EQUITY:
  Common stock and additional paid-in capital     1,224.7   1,459.9   (1,459.9)   1,224.7    1,180.9   1,462.2   (1,462.2)   1,180.9
  Retained earnings                               2,342.9     (17.7)    (226.2)   2,099.0    2,180.2    (150.9)     (82.1)   1,947.2
  Accumulated other comprehensive income              0.4       1.0       (1.0)       0.4        3.8       1.9       (1.9)       3.8
  Less treasury stock                              (678.5)        -          -     (678.5)    (594.1)        -          -     (594.1)
                                                -----------------------------------------  -----------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                    2,889.5   1,443.2   (1,687.1)   2,645.6    2,770.8   1,313.2   (1,546.2)   2,537.8
                                                -----------------------------------------  -----------------------------------------
                                                $ 4,087.0 $ 1,762.0 $ (1,918.3) $ 3,930.7  $ 4,409.5 $ 2,018.0 $ (2,239.8) $ 4,187.7
                                                =========================================  =========================================

Condensed Consolidating Statements of Income
(In millions)

                                                    Fiscal Quarter Ended July 3, 2004          Fiscal Quarter Ended July 5, 2003
                                                -----------------------------------------  -----------------------------------------
                                                                         Elim-      Cons-                           Elim-      Cons-
                                                  Issuers    Others   inations   olidated    Issuers    Others   inations   olidated
                                                -----------------------------------------  -----------------------------------------

Net sales                                       $   543.7   $ 518.6    $ (19.7) $ 1,042.6  $   559.4   $ 463.7   $  (48.4) $   974.7
Licensing income (net)                                  -      10.0          -       10.0          -       5.7          -        5.7
                                                -----------------------------------------  -----------------------------------------
  Total revenues                                    543.7     528.6      (19.7)   1,052.6      559.4     469.4      (48.4)     980.4
Cost of goods sold                                  303.2     350.5      (14.5)     639.2      313.6     296.8       (7.2)     603.2
                                                -----------------------------------------  -----------------------------------------
  Gross profit                                      240.5     178.1       (5.2)     413.4      245.8     172.6      (41.2)     377.2
Selling, general and administrative expenses        195.4      88.3       (4.9)     278.8      185.0     105.4      (41.0)     249.4
                                                -----------------------------------------  -----------------------------------------
  Operating income                                   45.1      89.8       (0.3)     134.6       60.8      67.2       (0.2)     127.8
Net interest expense (income) and financing costs    12.0      (1.0)         -       11.0       13.4       0.8          -       14.2
Equity in earnings of unconsolidated affiliates       0.9      (0.2)      (0.1)       0.6        0.8       0.2       (0.5)       0.5
                                                -----------------------------------------  -----------------------------------------
  Income before provision for income taxes
    and equity in earnings of subsidiaries           34.0      90.6       (0.4)     124.2       48.2      66.6       (0.7)     114.1
Provision for income taxes                           13.4      34.8       (1.6)      46.6       19.5      22.9        0.6       43.0
Equity in earnings of subsidiaries                   59.0         -      (59.0)         -       41.2         -      (41.2)         -
                                                -----------------------------------------  -----------------------------------------
  Net income                                    $    79.6   $  55.8   $  (57.8) $    77.6  $    69.9   $  43.7   $  (42.5) $    71.1
                                                =========================================  =========================================

                                                   Fiscal Six Months Ended July 3, 2004       Fiscal Six Months Ended July 5, 2003
                                                -----------------------------------------  -----------------------------------------
                                                                         Elim-      Cons-                           Elim-      Cons-
                                                  Issuers    Others   inations   olidated    Issuers    Others   inations   olidated
                                                -----------------------------------------  -----------------------------------------

Net sales                                       $ 1,132.4 $ 1,153.0    $ (37.8) $ 2,247.6  $ 1,238.4   $ 975.2   $  (12.1) $ 2,201.5
Licensing income (net)                                  -      23.1          -       23.1          -      13.2          -       13.2
                                                -----------------------------------------  -----------------------------------------
  Total revenues                                  1,132.4   1,176.1      (37.8)   2,270.7    1,238.4     988.4      (12.1)   2,214.7
Cost of goods sold                                  637.7     780.7      (22.7)   1,395.7      693.6     671.0       (8.5)   1,356.1
                                                -----------------------------------------  -----------------------------------------
  Gross profit                                      494.7     395.4      (15.1)     875.0      544.8     317.4       (3.6)     858.6
Selling, general and administrative expenses        391.2     192.9       (5.6)     578.5      392.0     131.0       (1.2)     521.8
                                                -----------------------------------------  -----------------------------------------
  Operating income                                  103.5     202.5       (9.5)     296.5      152.8     186.4       (2.4)     336.8
Net interest expense (income) and financing costs    24.0      (1.3)         -       22.7       26.1       2.2          -       28.3
Equity in earnings of unconsolidated affiliates       2.1         -       (0.7)       1.4        1.3       0.3       (0.5)       1.1
                                                -----------------------------------------  -----------------------------------------
  Income before provision for income taxes
    and equity in earnings of subsidiaries           81.6     203.8      (10.2)     275.2      128.0     184.5       (2.9)     309.6
Provision for income taxes                           33.5      70.6       (0.9)     103.2       55.4      66.6       (5.3)     116.7
Equity in earnings of subsidiaries                  134.8         -     (134.8)         -      372.2         -     (372.2)         -
                                                -----------------------------------------  -----------------------------------------
  Net income                                    $   182.9  $  133.2   $ (144.1) $   172.0  $   444.8   $ 117.9   $ (369.8) $   192.9
                                                =========================================  =========================================

Condensed Consolidating Statements of Cash Flows
(In millions)

                                                   Fiscal Six Months Ended July 3, 2004       Fiscal Six Months Ended July 5, 2003
                                                -----------------------------------------  -----------------------------------------
                                                                        Elim-       Cons-                          Elim-       Cons-
                                                  Issuers    Others  inations    olidated    Issuers    Others  inations    olidated
                                                -----------------------------------------  -----------------------------------------

Net cash provided by (used in)
  operating activities                          $   149.4  $  (16.1)  $     -    $  133.3  $    95.5   $  26.7   $     -    $  122.2
                                                -----------------------------------------  -----------------------------------------

Cash flows from investing activities:
  Capital expenditures                              (11.4)    (14.7)        -       (26.1)     (11.9)    (15.4)        -       (27.3)
  Payments relating to acquisitions                 (37.8)        -         -       (37.8)      (0.1)        -         -        (0.1)
  Net cash related to sale of U.S.
    Treasury securities                                 -         -         -           -       12.2         -         -        12.2
  Acquisition of intangibles                            -         -         -           -          -      (6.0)        -        (6.0)
  Proceeds from sales of property, plant
    and equipment                                       -         -         -           -        0.2      24.7         -        24.9
  Other                                                 -         -         -           -        0.2         -         -         0.2
                                                -----------------------------------------  -----------------------------------------
  Net cash provided by (used in)
    investing activities                            (49.2)    (14.7)        -       (63.9)       0.6       3.3         -         3.9
                                                -----------------------------------------  -----------------------------------------

Cash flows from financing activities:
  Net borrowings under various
    credit facilities                               329.2         -         -       329.2          -         -         -           -
  Repayment of long-term debt                           -         -         -           -          -      (7.4)        -        (7.4)
  Redemption of Zero Coupon Convertible
    Senior Notes                                   (446.6)        -         -      (446.6)         -         -         -           -
  Redemption at maturity of 7.50% Senior Notes     (175.0)        -         -      (175.0)         -         -         -           -
  Principal payments on capital leases               (1.9)     (1.0)        -        (2.9)      (2.1)     (0.4)        -        (2.5)
  Purchases of treasury stock                       (91.1)        -         -       (91.1)     (59.2)        -         -       (59.2)
  Dividends paid                                    (20.2)        -         -       (20.2)         -         -         -           -
  Proceeds from exercise of employee
    stock options                                    30.5         -         -        30.5        6.1         -         -         6.1
                                                -----------------------------------------  -----------------------------------------
  Net cash used in financing activities            (375.1)     (1.0)        -      (376.1)     (55.2)     (7.8)        -       (63.0)
                                                -----------------------------------------  -----------------------------------------

Effect of exchange rates on cash                        -      (0.4)        -        (0.4)         -       1.1         -         1.1
                                                -----------------------------------------  -----------------------------------------

Net increase (decrease) in cash and cash
  equivalents                                      (274.9)    (32.2)        -      (307.1)      40.9      23.3        -         64.2
Cash and cash equivalents, beginning                302.0      48.0         -       350.0      256.2      27.1         -       283.3
                                                -----------------------------------------  -----------------------------------------
Cash and cash equivalents, ending               $    27.1   $  15.8  $      -    $   42.9  $   297.1   $  50.4   $     -   $   347.5
                                                =========================================  =========================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion provides information and analysis of our results of operations for the 13 and 27 week periods ended July 3, 2004 (hereinafter referred to as the "second fiscal quarter of 2004" and the "first fiscal six months of 2004," respectively) and the 13 and 27 week periods ended July 5, 2003 (hereinafter referred to as the "second fiscal quarter of 2003" and the "first fiscal six months of 2003," respectively), and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

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

Acquisitions

    We completed our acquisition of Kasper on December 1, 2003. The results of operations of Kasper are included in our operating results from the date of acquisition. Accordingly, the financial position and results of operations presented and discussed herein are not directly comparable between periods. Kasper operates in the wholesale better apparel, wholesale footwear and accessories and retail segments. We also completed our acquisition of Maxwell on July 8, 2004. The results of operations of Maxwell will be included in our operating results after that date. Maxwell will operate in the wholesale footwear and accessories segment.

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

    We assert within the complaint that Polo's actions fully discharged our obligations under the Lauren License agreements for lines to be sold after December 31, 2003. Therefore, we ceased development of Lauren products effective with the Spring 2004 season. Our Lauren business represented a significant portion of our sales and profits. Net sales of Lauren products were $95.1 million, $260.7 million and $476.4 million for the second fiscal quarter of 2003, the first fiscal six months of 2003 and the year ended December 31, 2003, respectively. The termination of our exclusive right to manufacture and market clothing under this trademark in the United States, Canada and elsewhere will have a material adverse effect on our results of operations after 2003. To replace the sales of the Lauren brand, we have pursued other opportunities, including internal brands (including the new lifestyle brand under the Jones New York Signature label), acquisitions (including the Kasper acquisition) and licensing options, some of which we previously were precluded from exploring under agreements with Polo. The loss of the Lauren License will not materially adversely impact our liquidity, and we will continue to have a strong financial position.

    The expiration of the Ralph License will not be material to us in any respect. Net sales of Ralph products were $5.9 million, $16.0 million and $30.7 million for the second fiscal quarter of 2003, the first fiscal six months of 2003 and the year ended December 31, 2003, respectively.

    We and Polo have agreed that, in connection with the expiration of the Ralph License, related licenses to produce certain Polo Jeans Company and Polo Ralph Lauren products in Canada terminated as of December 31, 2003. The termination of these Canadian licenses will not be material to us in any respect. Net sales of all products under these Canadian licenses were $5.0 million, $11.0 million and $41.3 million for the second fiscal quarter of 2003, the first fiscal six months of 2003 and the year ended December 31, 2003, respectively. The dispute between us and Polo does not relate to the Polo Jeans License in the United States, and an end to the Canada Licenses does not end our longer term Polo Jeans License in the United States or otherwise adversely affect the Polo Jeans License in the United States.

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

RESULTS OF OPERATIONS

    Statements of Income Stated in Dollars and as a Percentage of Total Revenues

(In millions)	Fiscal Quarter Ended				Fiscal Six Months Ended
	July 3, 2004		July 5, 2003		July 3, 2004		July 5, 2003
Net sales	$ 1,042.6	99.0%	$ 974.7	99.4%	$ 2,247.6	99.0%	$ 2,201.5	99.4%
Licensing income (net)	10.0	1.0%	5.7	0.6%	23.1	1.0%	13.2	0.6%

Total revenues	1,052.6	100.0%	980.4	100.0%	2,270.7	100.0%	2,214.7	100.0%
Cost of goods sold	639.2	60.7%	603.2	61.5%	1,395.7	61.5%	1,356.1	61.2%

Gross profit	413.4	39.3%	377.2	38.5%	875.0	38.5%	858.6	38.8%
Selling, general and administrative expenses	278.8	26.5%	249.4	25.4%	578.5	25.5%	521.8	23.6%

Operating income	134.6	12.8%	127.8	13.0%	296.5	13.1%	336.8	15.2%
Net interest expense	11.0	1.0%	14.2	1.4%	22.7	1.0%	28.3	1.3%
Equity in earnings of unconsolidated affiliates	0.6	0.1%	0.5	0.1%	1.4	0.1%	1.1	0.1%

Income before provision for income taxes	124.2	11.8%	114.1	11.6%	275.2	12.1%	309.6	14.0%
Provision for income taxes	46.6	4.4%	43.0	4.4%	103.2	4.5%	116.7	5.3%

Net income	$ 77.6	7.4%	$ 71.1	7.3%	$ 172.0	7.6%	$ 192.9	8.7%

Percentage totals may not add due to rounding.

Fiscal Quarter Ended July 3, 2004 Compared to Fiscal Quarter Ended July 5, 2003

    Revenues. Total revenues for the second fiscal quarter of 2004 were $1.05 billion compared to $980.4 million for the second fiscal quarter of 2003, an increase of 7.4%.

    Revenues by segment were as follows:

(In millions)	Second Fiscal Quarter of 2004	Second Fiscal Quarter of 2003	Increase	Percent Change
Wholesale better apparel	$ 320.2	$ 318.2	$2.0	0.6%
Wholesale moderate apparel	310.7	286.3	24.4	8.5%
Wholesale footwear and accessories	213.1	193.1	20.0	10.4%
Retail	198.6	177.1	21.5	12.1%
Other	10.0	5.7	4.3	75.4%

Total revenues	$ 1,052.6	$ 980.4	$ 72.2	7.4%

    Wholesale better apparel revenues increased primarily as a result of shipments of the new Jones New York Signature product line ($36.3 million) and the product lines added as a result of the Kasper acquisition ($78.5 million). These increases were offset by the discontinuance of the Lauren and Ralph businesses (a decrease of $100.8 million). Increased shipments of Jones New York Collection and Nine West were offset by planned decreases in shipments of Polo Jeans Company products as well as the discontinuance of the Rena Rowan product line in better department stores.

    Wholesale moderate apparel revenues increased primarily as a result of higher shipments of our Energie, l.e.i and Gloria Vanderbilt product lines as well as shipments of the new Bandolino product line, partially offset by reduced shipments of our Norton McNaughton and Evan-Picone product lines.

    Wholesale footwear and accessories revenues increased primarily due to higher shipments of our Nine West and Bandolino footwear and our Nine West and Jones New York accessories product lines, the introduction of Bandolino accessories, and the inclusion of the Anne Klein accessories product line obtained in the Kasper acquisition. These increases were partially offset by a reduction in shipments of Easy Spirit footwear products.

    Retail revenues increased primarily due to a 3.8% increase in comparable store sales as well as $16.6 million in sales from the locations added as a result of the Kasper acquisition. We began the second fiscal quarter of 2004 with 977 retail locations and had a net increase of one location during the quarter to end the quarter with 978 locations.

    Gross Profit. The gross profit margin increased to 39.3% in the second fiscal quarter of 2004 compared to 38.5% in the second fiscal quarter of 2003.

    Wholesale better apparel gross profit margins were 38.9% and 39.8% for the second fiscal quarters of 2004 and 2003, respectively. The decrease was a result of the discontinuance of the Lauren product line (which carried higher margins than the historical segment average) and the addition of the acquired Kasper business (which generated lower margins than the historical segment average), partially offset by shipments of the new Jones New York Signature line (which carries higher margins than the historical segment average). Margins were also negatively impacted by the final clearance of the discontinued Rena Rowan product line.

    Wholesale moderate apparel gross profit margins were 26.6% and 25.8% for the second fiscal quarters of 2004 and 2003, respectively. The margin for the current period was impacted by increased shipping in our higher-margin Gloria Vanderbilt product line.

    Wholesale footwear and accessories gross profit margins were 35.3% and 32.5% for the second fiscal quarters of 2004 and 2003, respectively. The increase was driven by improved margins in our wholesale accessories and costume jewelry businesses, partially offset by decreased margins in our wholesale footwear business as a result of higher levels of markdowns and off-price sales in our Easy Spirit footwear product line.

    Retail gross profit margins were 56.4% and 57.7% for the second fiscal quarters of 2004 and 2003, respectively. The decrease was primarily the result of the addition of the acquired Kasper apparel retail outlets, which generate lower margins than the historical segment average.

    Selling, General and Administrative ("SG&A") Expenses. SG&A expenses of $278.8 million in the second fiscal quarter of 2004 represented an increase of $29.4 million from the $249.4 million reported for the second fiscal quarter of 2003. In the second fiscal quarter of 2004, Kasper added $25.7 million to the wholesale better apparel segment, which includes $1.6 million of amortization of the purchase price assigned to acquired customer orders, and $6.0 million to the retail segment. SG&A expenses also increased due to the relocation of certain facilities and expenses being incurred in start-up businesses planned for launch in fall of the current year. These increases were partially offset by a $14.6 million reduction in royalty and advertising expenses resulting from the discontinuance of the Lauren and Ralph businesses.

    Operating Income. The resulting operating income for the second fiscal quarter of 2004 of $134.6 million increased 5.3%, or $6.8 million, from the $127.8 million for the second fiscal quarter of 2003, due to the factors described above.

    Net Interest Expense. Net interest expense was $11.0 million in the second fiscal quarter of 2004 compared to $14.2 million in the second fiscal quarter of 2003. This was primarily a result of lower overall borrowings in the current period and a favorable interest rate differential resulting from replacing our Zero Coupon Convertible Senior Notes due 2021 (the "Zero Coupon Notes") and 7.50% Senior Notes due 2004 with short-term borrowings under our Senior Credit Facilities.

    Provision for Income Taxes. The effective income tax rate was 37.5% for the second fiscal quarter of 2004 and 37.7% for the second fiscal quarter of 2003. The difference is primarily driven by a favorable change in the state and local effective tax rate resulting from various legal entity reorganizations and business initiatives.

    Net Income and Earnings Per Share. Net income was $77.6 million in the second fiscal quarter of 2004, an increase of $6.5 million from the net income of $71.1 million earned in the second fiscal quarter of 2003. Diluted earnings per share for the second fiscal quarter of 2004 was $0.61 compared to $0.54 for the second fiscal quarter of 2003, on 7.0% fewer shares outstanding.

Fiscal Six Months Ended July 3, 2004 Compared to Fiscal Six Months Ended July 5, 2003

    Revenues. Total revenues for the first fiscal six months of 2004 were $2.27 billion compared to $2.21 billion for the first fiscal six months of 2003, an increase of 2.5%.

    Revenues by segment were as follows:

(In millions)	First Fiscal Six Months of 2004	First Fiscal Six Months of 2003	Increase/ (Decrease)	Percent Change
Wholesale better apparel	$ 729.4	$ 763.3	$ (33.9)	(4.4%)
Wholesale moderate apparel	706.1	698.6	7.5	1.1%
Wholesale footwear and accessories	443.8	422.2	21.6	5.1%
Retail	368.3	317.4	50.9	16.0%
Other	23.1	13.2	9.9	75.0%

Total revenues	$ 2,270.7	$ 2,214.7	$ 56.0	2.5%

    Wholesale better apparel revenues declined primarily as the result of the discontinuance of the Lauren and Ralph businesses (a decrease of $274.6 million), the discontinuance of the Rena Rowan product line and planned decreases in shipments of Polo Jeans Company, Jones New York Sport and Jones New York Jeans products. These decreases were partially offset by shipments of the new Jones New York Signature line ($92.8 million), the product lines added as a result of the Kasper acquisition ($187.4 million), and increased shipments of Jones New York Collection and Nine West products.

    Wholesale moderate apparel revenues increased primarily as a result of higher shipments of our Energie and Gloria Vanderbilt product lines as well as shipments of the new Bandolino product line, partially offset by reduced shipments of our Norton McNaughton and Evan-Picone product lines and planned decreases in our private label denim businesses.

    Wholesale footwear and accessories revenues increased primarily due to higher shipments of our Nine West and Bandolino footwear and our Nine West accessories product line, the introduction of Bandolino accessories, and the inclusion of the Anne Klein accessories product line obtained in the Kasper acquisition. These increases were partially offset by reductions in shipments of Easy Spirit footwear products.

    Retail revenues increased primarily due to an 8.1% increase in comparable store sales as well as $32.7 million in sales from locations added as a result of the Kasper acquisition. We began the first fiscal six months of 2004 with 990 retail locations and had a net reduction of 12 locations during the period to end the period with 978 locations.

    Gross Profit. The gross profit margin decreased to 38.5% in the first fiscal six months of 2004 compared to 38.8% in the first fiscal six months of 2003.

    Wholesale better apparel gross profit margins were 37.9% and 41.5% for the first fiscal six months of 2004 and 2003, respectively. The decrease was a result of the discontinuance of the Lauren product line (which carried higher margins than the historical segment average) and the addition of the acquired Kasper business (which generated lower margins than the historical segment average), partially offset by shipments of the new Jones New York Signature line (which carries higher margins than the historical segment average). Margins were also negatively impacted by the clearance of the discontinued Rena Rowan product line. Cost of sales for the first fiscal six months of 2004 included $3.8 million related to adjustments required under purchase accounting to write up acquired Kasper inventories to market value.

    Wholesale moderate apparel gross profit margins were 27.7% and 27.9% for the first fiscal six months of 2004 and 2003, respectively. The decrease is primarily the result of higher markdowns and off-price sales in core moderate businesses offset by increased shipping in the higher-margin Gloria Vanderbilt product line.

    Wholesale footwear and accessories gross profit margins were 35.8% and 34.7% for the first fiscal six months of 2004 and 2003, respectively. The increase was driven primarily by improved margins in our wholesale accessories and costume jewelry businesses, partially offset by decreased margins in our wholesale footwear businesses as a result of higher levels of markdowns and off-price sales in our Easy Spirit product line.

    Retail gross profit margins were 54.5% and 54.3% for the first fiscal six months of 2004 and 2003, respectively. The increase was primarily the result of lower promotional selling during the current period as a result of improved consumer response to our products, offset by the effects of the addition of the acquired Kasper apparel retail outlets, which generate lower margins than the historical segment average

    SG&A Expenses. SG&A expenses of $578.5 million in the first fiscal six months of 2004 represented an increase of $56.7 million from the $521.8 million reported for the first fiscal six months of 2003. In the first fiscal six months of 2004, Kasper added $56.3 million to the wholesale better apparel segment, which includes $8.0 million of amortization of the purchase price assigned to acquired customer orders, and $11.8 million to the retail segment. SG&A expenses also increased due to the relocation of certain facilities and expenses being incurred in start-up businesses planned for launch in fall of the current year. We also recorded an $8.4 million writeoff of unamortized bond discounts and debt issuance costs in the wholesale better apparel segment resulting from the redemption of all our outstanding Zero Coupon Notes. These increases were partially offset by a $33.2 million reduction in royalty and advertising expenses resulting from the discontinuance of the Lauren and Ralph businesses.

    Operating Income. The resulting operating income for the first fiscal six months of 2004 of $296.5 million decreased 12.0%, or $40.3 million, from the $336.8 million for the first fiscal six months of 2003, due to the factors described above.

    Net Interest Expense. Net interest expense was $22.7 million in the first fiscal six months of 2004 compared to $28.3 million in the first fiscal six months of 2003. This was primarily a result of lower overall borrowings in the current period and a favorable interest rate differential resulting from replacing our Zero Coupon Notes and 7.50% Senior Notes due 2004 with short-term borrowings under our Senior Credit Facilities.

    Provision for Income Taxes. The effective income tax rate was 37.5% for the first fiscal six months of 2004 and 37.7% for the first fiscal six months of 2003. The difference is primarily driven by a favorable change in the state and local effective tax rate resulting from various legal entity reorganizations and business initiatives.

    Net Income and Earnings Per Share. Net income was $172.0 million in the first fiscal six months of 2004, a decrease of $20.9 million from the net income of $192.9 million earned in the first fiscal six months of 2003. Diluted earnings per share for the first fiscal six months of 2004 was $1.34 compared to $1.44 for the first fiscal six months of 2003, on 6.1% fewer shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal capital requirements have been to fund acquisitions, pay dividends, working capital needs, capital expenditures and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations and expansion. As of July 3, 2004, total cash and cash equivalents were $42.9 million, a decrease of $307.1 million from the $350.0 million reported as of December 31, 2003.

    Operating activities provided $133.3 million and $122.2 million in the first fiscal six months of 2004 and 2003, respectively. The change was primarily due to a smaller increase in inventories in the current period compared to the prior period (due to a reduction in acquired Kasper inventories during the first fiscal six months of 2004 and a continued focus on inventory management) offset by a larger increase in accounts receivable during the current period (due to increased shipping across all business segments near the end of the period).

    Investing activities used $63.9 million and provided $3.9 million in the first fiscal six months of 2004 and 2003, respectively. The decrease was primarily due to payments related to the Kasper acquisition.

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

    Financing activities used $376.1 million in the first fiscal six months of 2004. The primary uses of cash were to redeem our outstanding Zero Coupon Notes and 7.50% Senior Notes due 2004, repurchase our common stock and pay dividends to our common shareholders. Financing activities used $63.0 million in the first fiscal six months of 2003, primarily to repurchase our common stock.

    On February 2, 2004, we redeemed all of our outstanding Zero Coupon Notes at a redemption price (inclusive of issue price plus accrued original issue discount) of $554.41 per $1,000 of principal amount at maturity for a total payment of $446.6 million, which was financed primarily through our Senior Credit Facilities. As a result of this transaction, we recorded a charge of $8.4 million in the first fiscal quarter of 2004, representing the writeoff of unamortized bond discounts and debt issuance costs. The securities carried a 3.5% yield to maturity with a face value of $805.6 million ($1,000 per note) and were convertible into common stock at a conversion rate of 9.8105 shares per note. On June 15, 2004, we redeemed at maturity all our 7.50% Senior Notes due 2004 at par for a total payment of $175.0 million.

    We repurchased $84.4 million and $59.2 million of our common stock on the open market during the first fiscal six months of 2004 and 2003, respectively. As of July 3, 2004, a total of $748.2 million had been expended under announced programs to acquire up to $800.0 million of such shares. On July 27, 2004 we announced that our Board of Directors had authorized an additional $100.0 million of share repurchases, bringing the aggregate total to $900.0 million under our repurchase programs. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition. Proceeds from the issuance of common stock to our employees exercising stock options amounted to $30.5 million and $6.1 million in the first fiscal quarters of 2004 and 2003, respectively.

    At July 3, 2004, we had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.5 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for a $500.0 million three-year revolving credit facility (which was reduced from $700.0 million in June 2004 and expires in June 2006) and a $1.0 billion five-year revolving credit facility (which replaced a similar $700.0 million five-year revolving credit facility in June 2004). At July 3, 2004, no amounts were outstanding under the three-year revolving credit facility and $578.6 million was outstanding under our five-year revolving credit facility (comprised of $329.2 million in cash borrowings and $249.4 million in outstanding letters of credit). Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require us to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on our ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers and pay dividends.

    In addition to these committed facilities, we have unsecured uncommitted lines of credit for the purpose of issuing letters of credit and bankers' acceptances for McNaughton and Kasper. As of July 3, 2004, $175.6 million in letters of credit were outstanding under these lines of credit.

    At July 3, 2004, we also had a C$15.0 million unsecured line of credit in Canada, under which no amounts were outstanding.

    On December 1, 2003, we completed the acquisition of Kasper. The aggregate cash purchase price was $259.5 million, of which $37.8 million was paid in the first fiscal quarter of 2004.

    On July 27, 2004, we announced that the Board of Directors had declared a quarterly cash dividend of $0.10 per share to all common stockholders of record as of August 13, 2004 for payment on August 27, 2004.

    We have two joint ventures with HCL Technologies Limited to provide us with computer consulting, programming and associated support services. On August 31, 2004, we are obligated to contribute approximately $1.0 million of additional capital to the joint ventures in the form of cash or assets. As of July 3, 2004, we have committed to purchase $17.3 million in services from these joint venture companies through June 30, 2007.

    We also have a joint venture with Sutton Developments Pty. Ltd. ("Sutton") to operate retail locations in Australia. We have unconditionally guaranteed up to AU$7.0 million of borrowings under the joint venture's uncommitted credit facility and up to AU$0.4 million of presettlement risk associated with foreign exchange transactions. Sutton is required to reimburse us for 50% of any payments made under these guarantees. At July 3, 2004, the outstanding balance subject to these guarantees was approximately AU$1.0 million.

    On July 8, 2004, we acquired all the outstanding shares of Maxwell for $23.25 per share in cash for a total of $345.8 million. We also paid $24.1 million in settlement of all outstanding Maxwell employee stock options.

    We believe that funds generated by operations, proceeds from the issuance of notes, the Senior Credit Facilities and the McNaughton, Kasper and Canadian lines of credit will provide the financial resources sufficient to meet our foreseeable working capital, dividend, capital expenditure and stock repurchase requirements and fund our contractual obligations and our contingent liabilities and commitments.

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

    The primary interest rate exposures on floating rate financing arrangements are with respect to United States and Canadian short-term interest rates. We had approximately $1.5 billion in variable rate credit facilities at July 3, 2004.

    At July 3, 2004, we had outstanding foreign exchange contracts for Jones Apparel Group Canada Inc. to purchase a total of US$10.0 million through October 2004. We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. We are exposed to credit-related losses if the counterparty to the financial instruments fails to perform its obligations. However, we do not expect the counterparty, which presently has high credit ratings, to fail to meet its obligations.

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

    Polo and Nemerov have appealed from these rulings. In addition, Polo has filed a motion for leave to reargue and to renew its previous motions to dismiss and for summary judgment, which we have opposed. On April 16, 2004, the Court heard oral argument on Polo's motion. The motion is currently pending decision.

    On May 12, 2004, we initiated a Demand for Arbitration with the American Arbitration Association against Ms. Nemerov. The demand alleges Ms. Nemerov breached her employment agreement with us, violated her fiduciary duties and converted our property. Ms. Nemerov has denied these allegations and asserted counterclaims for defamation and breach of the non-disparagement and indemnification clauses of her employment agreement.

    In connection with our tender offer for all the outstanding shares of Class A Common Stock, together with the associated preferred stock rights, of Maxwell, and our solicitation of written consents from Maxwell stockholders, on May 27, 2004, the Court of Chancery of the State of Delaware granted our motion for summary judgment to declare that the board of directors of Maxwell violated Maxwell's certificate of incorporation in attempting to set a record date for our consent solicitation. On July 8, 2004, Maxwell dismissed its lawsuit filed against us on April 1, 2004 in the United States District Court for the District of Massachusetts.

    We have been named as a defendant in various actions and proceedings arising from our ordinary business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in our opinion, any such liability will not have a material adverse financial effect on us.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

    The following table sets forth the repurchases of our common stock for the fiscal quarter ended July 3, 2004.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 4, 2004 to May 1, 2004	-	-	-	$101,751,640
May 2, 2004 to May 29, 2004	1,371,100	$36.40	1,371,100	$51,841,376
May 30, 2004 to July 3, 2004	-	-	-	$51,841,376
Total	1,371,100	$36.40	1,371,100	$51,841,376

    These repurchases were made under a program announced on July 29, 2003 for $150.0 million. This program has no expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

    The 2004 Annual Meeting of Stockholders was held on May 19, 2004. The proposals submitted to the vote of the stockholders and the results of the votes were as follows:

	For	Against	Withheld	Abstain	Broker Non-Votes
Election of Directors
Peter Boneparth	110,160,701	*	2,320,941	*	-
Sidney Kimmel	109,939,884	*	2,541,758	*	-
Geraldine Stutz	110,856,645	*	1,624,997	*	-
Howard Gittis	106,094,425	*	6,387,217	*	-
Anthony F. Scarpa	107,957,186	*	4,524,456	*	-
Matthew H. Kamens	107,171,110	*	5,310,532	*	-
Michael L. Tarnopol	107,185,022	*	5,296,620	*	-
J. Robert Kerrey	110,255,188	*	2,226,454	*	-
Ann N. Reese	109,068,359	*	3,413,283	*	-

Ratification of the selection of BDO Seidman, LLP as our independent certified public accountants for 2004	108,441,543	3,277,578	*	762,521	-
Approval of amendments to the 1999 Stock Incentive Plan	87,908,009	14,250,847	*	1,507,697	-

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    See Exhibit Index.

(b) Reports on Form 8-K

    During the fiscal quarter ended July 3, 2004, we filed the following Current Reports on Form 8-K with the SEC.

(1)	We filed a Current Report on Form 8-K, dated April 27, 2004, referencing and furnishing as an exhibit our press release announcing our results of operations for the fiscal quarter ended April 3, 2004, as well as the following:
  announcing that retail comparable store sales increased by 13% during the fiscal quarter;
  announcing that the launch of the Jones New York Signature product line continued to gain positive momentum;
  announcing the repurchase of $34.5 million in Common Stock during the fiscal quarter;
  increasing prior guidance for 2004 full year earnings to a range of $2.68 to $2.80; and
  announcing a regular quarterly cash dividend of $.08 per share.

(2)	We filed a Current Report on Form 8-K, dated May 26, 2004, announcing that we had increased the price of our cash tender offer for all of the outstanding shares of Class A Common Stock, together with the associated preferred stock purchase rights, of Maxwell to $22.50 per share in cash from $20.00 per share in cash.

(3)	We filed a Current Report on Form 8-K, dated June 18, 2004, announcing that we had entered into a definitive merger agreement under which we would acquire all of the Class A Common Stock of Maxwell at a price of $23.25 per share in cash.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JONES APPAREL GROUP, INC.
(Registrant)

Date: August 2, 2004	By /s/ Peter Boneparth PETER BONEPARTH Chief Executive Officer By /s/ Wesley R. Card WESLEY R. CARD Chief Operating and Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1*	Amended and Restated Five-Year Credit Agreement dated as of June 15, 2004, by and among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, Wachovia Bank, National Association, as Administrative Agent, Citibank, N.A. and JPMorgan Chase Bank, as Syndication Agents, and Bank of America, N.A., Barclays Bank PLC and Suntrust Bank as Documentation Agents.

31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32+	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________
* Filed herewith.
+ Furnished herewith.