Form 10-Q
period 2004-10-02
JONES APPAREL GROUP INC
filed 2004-11-01
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes [x] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock $.01 par value	Outstanding at October 29, 2004 122,222,833

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in millions except per share data)

	October 2, 2004	October 4, 2003	December 31, 2003
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 45.9	$ 194.2	$ 350.0
Accounts receivable, net of allowances of $57.8, $48.3 and $37.3 for doubtful accounts, discounts, returns and co-op advertising	685.8	620.9	385.8
Inventories	627.7	554.9	590.6
Deferred taxes	67.0	77.9	80.6
Prepaid expenses and other current assets	73.0	50.1	48.9

TOTAL CURRENT ASSETS	1,499.4	1,498.0	1,455.9
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization	257.6	256.5	268.4
GOODWILL	1,842.5	1,587.7	1,646.9
OTHER INTANGIBLES, at cost, less accumulated amortization	773.4	670.7	767.5
OTHER ASSETS	52.3	49.9	49.0

	$ 4,425.2	$ 4,062.8	$ 4,187.7

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$ 732.0	$ -	$ -
Current portion of long-term debt and capital lease obligations	134.6	180.5	180.8
Accounts payable	256.3	200.3	244.6
Income taxes payable	44.7	48.1	14.7
Payments due relating to Kasper acquisition	-	-	37.6
Accrued employee compensation	41.2	32.2	36.8
Accrued expenses and other current liabilities	119.8	105.9	114.5

TOTAL CURRENT LIABILITIES	1,328.6	567.0	629.0

NONCURRENT LIABILITIES:
Long-term debt	224.5	787.3	791.4
Obligations under capital leases	40.4	44.0	43.7
Deferred taxes	121.7	107.4	130.1
Other	52.7	48.8	55.7

TOTAL NONCURRENT LIABILITIES	439.3	987.5	1,020.9

TOTAL LIABILITIES	1,767.9	1,554.5	1,649.9

COMMITMENTS AND CONTINGENCIES	-	-	-
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-	-	-
Common stock, $.01 par value - shares authorized 200.0; issued 150.0, 148.0 and 148.6	1.5	1.5	1.5
Additional paid-in capital	1,229.6	1,163.0	1,179.4
Retained earnings	2,182.4	1,915.5	1,947.2
Accumulated other comprehensive income	1.0	5.8	3.8

	3,414.5	3,085.8	3,131.9
Less treasury stock, 26.9, 21.9 and 22.4 shares, at cost	(757.2)	(577.5)	(594.1)

TOTAL STOCKHOLDERS' EQUITY	2,657.3	2,508.3	2,537.8

	$ 4,425.2	$ 4,062.8	$ 4,187.7

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Income (Unaudited)
(All amounts in millions except per share data)

	Fiscal Quarter Ended		Fiscal Nine Months Ended
	October 2, 2004	October 4, 2003	October 2, 2004	October 4, 2003

Net sales	$ 1,283.0	$ 1,171.1	$ 3,530.6	$ 3,372.6
Licensing income (net)	13.1	9.4	36.2	22.6

Total revenues	1,296.1	1,180.5	3,566.8	3,395.2
Cost of goods sold	834.5	752.1	2,230.2	2,108.2

Gross profit	461.6	428.4	1,336.6	1,287.0
Selling, general and administrative expenses	297.2	264.4	875.7	786.3

Operating income	164.4	164.0	460.9	500.7
Interest income	0.2	0.8	1.6	2.4
Interest expense and financing costs	12.1	14.7	36.2	44.5
Equity in earnings of unconsolidated affiliates	0.7	0.6	2.0	1.7

Income before provision for income taxes	153.2	150.7	428.3	460.3
Provision for income taxes	57.4	56.8	160.6	173.5

Net income	$ 95.8	$ 93.9	$ 267.7	$ 286.8

Earnings per share
Basic	$0.78	$0.74	$2.15	$2.25
Diluted	$0.77	$0.71	$2.11	$2.15
Weighted average common shares and share equivalents outstanding
Basic	123.0	126.6	124.3	127.6
Diluted	125.0	135.7	127.4	136.6
Dividends declared per share	$0.10	$0.08	$0.26	$0.08

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)
(All amounts in millions except per share data)

	Number of common shares outstanding	Total stock- holders' equity	Common stock	Additional paid-in capital	Retained earnings	Accumu- lated other compre- hensive income (loss)	Treasury stock
Balance, January 1, 2003	128.4	$ 2,303.5	$ 1.5	$ 1,143.8	$ 1,638.8	$ 4.8	$ (485.4)
Fiscal Nine Months ended October 4, 2003:
Comprehensive income:
Net income	-	286.8	-	-	286.8	-	-
Change in fair value of cash flow hedges, net of $0.8 tax	-	(1.1)	-	-	-	(1.1)	-
Reclassification adjustment for hedge gains and losses included in net income, net of $1.3 tax	-	(2.4)	-	-	-	(2.4)	-
Foreign currency translation adjustments	-	4.5	-	-	-	4.5	-

Total comprehensive income		287.8

Issuance of restricted stock to employees	0.4	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	7.5	-	7.5	-	-	-
Exercise of employee stock options	0.5	10.0	-	10.0	-	-	-
Tax benefit derived from exercise of employee stock options	-	1.7	-	1.7	-	-	-
Dividends on common stock ($0.08 per share)	-	(10.1)	-	-	(10.1)	-	-
Treasury stock acquired	(3.2)	(92.1)	-	-	-	-	(92.1)

Balance, October 4, 2003	126.1	$ 2,508.3	$ 1.5	$ 1,163.0	$ 1,915.5	$ 5.8	$ (577.5)

Balance, January 1, 2004	126.2	$ 2,537.8	$ 1.5	$ 1,179.4	$ 1,947.2	$ 3.8	$ (594.1)
Fiscal Nine Months ended October 2, 2004:
Comprehensive income:
Net income	-	267.7	-	-	267.7	-	-
Change in fair value of cash flow hedges, net of $0.1 tax	-	(0.1)	-	-	-	(0.1)	-
Reclassification adjustment for hedge gains and losses included in net income, net of $2.1 tax	-	(3.5)	-	-	-	(3.5)	-
Foreign currency translation adjustments	-	0.8	-	-	-	0.8	-

Total comprehensive income		264.9

Issuance of restricted stock to employees	0.1	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	12.9	-	12.9	-	-	-
Exercise of employee stock options	1.3	32.6	-	32.6	-	-	-
Tax benefit derived from exercise of employee stock options	-	4.7	-	4.7	-	-	-
Dividends on common stock ($0.26 per share)	-	(32.5)	-	-	(32.5)	-	-
Treasury stock acquired	(4.5)	(163.1)	-	-	-	-	(163.1)

Balance, October 2, 2004	123.1	$ 2,657.3	$ 1.5	$ 1,229.6	$ 2,182.4	$ 1.0	$ (757.2)

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(All amounts in millions)

	Fiscal Nine Months Ended
	October 2, 2004	October 4, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 267.7	$ 286.8

Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Amortization of original issue discount	1.3	11.3
Depreciation and other amortization	83.1	59.9
Provision for losses on accounts receivable	0.2	1.0
Deferred taxes	20.4	14.4
Gain on short sale of U.S. Treasury securities	-	(6.6)
Losses on sale of assets	2.5	0.4
Losses on redemption of Zero Coupon Convertible Senior Notes	8.4	-
Changes in operating assets and liabilities:
Accounts receivable	(271.8)	(231.5)
Inventories	(3.1)	(23.4)
Prepaid expenses and other current assets	(21.9)	(20.3)
Other assets	(4.5)	15.7
Accounts payable	14.9	(31.0)
Income taxes payable	45.3	23.5
Accrued expenses and other liabilities	(57.8)	(23.7)

Total adjustments	(183.0)	(210.3)

Net cash provided by operating activities	84.7	76.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(39.4)	(40.3)
Net cash related to sales of U.S. Treasury securities	-	12.2
Acquisition of Kasper, net of cash acquired	(249.3)	-
Payments relating to acquisition of Kasper	(37.8)	-
Payments relating to acquisition of l.e.i.	-	(0.1)
Additional consideration paid for acquisition of Gloria Vanderbilt	-	(54.0)
Proceeds from sales of property, plant and equipment	1.6	25.4
Acquisition of intangibles	-	(6.0)
Other	-	0.2

Net cash used in investing activities	(324.9)	(62.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under credit facilities	732.0	-
Repayment of long-term debt	-	(7.4)
Redemption of Zero Coupon Convertible Senior Notes	(446.6)	-
Redemption at maturity of 7.50% Senior Notes	(175.0)	-
Principal payments on capital leases	(4.4)	(4.0)
Purchases of treasury stock	(169.8)	(92.1)
Dividends paid	(32.5)	(10.1)
Proceeds from exercise of employee stock options	32.6	10.0

Net cash used in financing activities	(63.7)	(103.6)

EFFECT OF EXCHANGE RATES ON CASH	(0.2)	0.6

NET DECREASE IN CASH AND CASH EQUIVALENTS	(304.1)	(89.1)
CASH AND CASH EQUIVALENTS, BEGINNING	350.0	283.3

CASH AND CASH EQUIVALENTS, ENDING	$ 45.9	$ 194.2

See accompanying notes to consolidated financial statements

JONES APPAREL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Jones Apparel Group, Inc. and its wholly-owned subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the footnotes thereto included within our Annual Report on Form 10-K. The results of Kasper and Maxwell are included in our operating results from the date of acquisition and, therefore, our operating results for the periods presented are not comparable.

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

	Fiscal Quarter Ended		Fiscal Nine Months Ended
(In millions except per share data)	October 2, 2004	October 4, 2003	October 2, 2004	October 4, 2003

Net income - as reported	$ 95.8	$ 93.9	$ 267.7	$ 286.8
Add: stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	2.6	1.7	8.1	4.7
Deduct: stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value-based method had been applied to all awards	(4.3)	(2.1)	(13.4)	(14.3)

Net income - pro forma	$ 94.1	$ 93.5	$ 262.4	$ 277.2

Basic earnings per share
As reported	$0.78	$0.74	$2.15	$2.25
Pro forma	$0.77	$0.74	$2.11	$2.17
Diluted earnings per share
As reported	$0.77	$0.71	$2.11	$2.15
Pro forma	$0.75	$0.71	$2.07	$2.08

EARNINGS PER SHARE

    The computation of basic and diluted earnings per share is as follows:

	Fiscal Quarter Ended		Fiscal Nine Months Ended
(In millions except per share amounts)	October 2, 2004	October 4, 2003	October 2, 2004	October 4, 2003

Basic
Net income	$ 95.8	$ 93.9	$ 267.7	$ 286.8
Weighted average common shares outstanding	123.0	126.6	124.3	127.6

Basic earnings per share	$ 0.78	$ 0.74	$ 2.15	$ 2.25

Diluted
Net income	$ 95.8	$ 93.9	$ 267.7	$ 286.8
Add: interest expense associated with convertible notes, net of tax benefit	-	2.4	0.8	7.1

Income available to common shareholders	$ 95.8	$ 96.3	$ 268.5	$ 293.9

Weighted average common shares outstanding	123.0	126.6	124.3	127.6
Effect of dilutive securities:
Employee stock options	2.0	1.2	2.2	1.1
Assumed conversion of convertible notes	-	7.9	0.9	7.9

Weighted average common shares and share equivalents outstanding	125.0	135.7	127.4	136.6

Diluted earnings per share	$ 0.77	$ 0.71	$ 2.11	$ 2.15

ACCRUED RESTRUCTURING COSTS

    In connection with the acquisitions of McNaughton, Gloria Vanderbilt, Kasper and Maxwell, we assessed and formulated plans to restructure certain operations of each company. These plans involved the closure of distribution facilities and certain offices. The objectives of the plans were to eliminate unprofitable or marginally profitable lines of business and reduce overhead expenses. During 2002, we also restructured several of our operations, including the closing of Canadian and Mexican production facilities and the closing of an administrative, warehouse and preproduction facility in El Paso, Texas. The accrual of these costs and liabilities, which are included in accrued expenses and other current liabilities, is as follows:

(In millions)	Severance and other employee costs	Closing and consolidation of facilities	Total
Balance, January 1, 2003	$ 7.4	$ 2.1	$ 9.5
Net additions	0.6	-	0.6
Payments and reductions	(6.1)	(0.5)	(6.6)

Balance, October 4, 2003	$ 1.9	$ 1.6	$ 3.5

Balance, January 1, 2004	$ 6.9	$ 3.7	$ 10.6
Net additions	17.8	6.9	24.7
Payments and reductions	(17.1)	(2.6)	(19.7)

Balance, October 2, 2004	$ 7.6	$ 8.0	$ 15.6

    Estimated severance payments and other employee costs of $7.6 million accrued at October 2, 2004 relate to the remaining estimated severance for an estimated 197 employees at locations to be closed. Employee groups affected (totaling an estimated 1,098 employees) include accounting, administrative, customer service, manufacturing, production, warehouse and management personnel at locations closed or to be closed and duplicate corporate headquarters management and administrative personnel.

    The $17.8 million net addition in the first fiscal nine months of 2004 represents $18.0 million related to the initial recording of the Maxwell acquisition offset by adjustments related to the Gloria Vanderbilt and Kasper acquisitions, which was recorded as an increase of goodwill. The $0.6 million net addition during the first fiscal nine months of 2003 represents a $0.1 million increase in severance accruals related to acquisitions, which was recorded as goodwill, and a net $0.5 million accrual charged to operations relating to severance costs related to the closing and consolidation of existing facilities. During the first fiscal nine months of 2004 and 2003, $17.1 million and $6.1 million, respectively, of the reserve was utilized (relating to partial or full severance and related costs for 212 and 412 employees, respectively).

    The $8.0 million accrued at October 2, 2004 for the consolidation of facilities relates to expected costs to be incurred, including lease obligations, for closing certain acquired facilities in connection with consolidating their operations into our other existing facilities. The $6.9 million net addition in the first fiscal nine months of 2004 represents an increase of $7.1 million related to the Kasper and Maxwell acquisitions, which was recorded as an increase of goodwill, offset by a $0.2 million adjustment related to the Canadian production facility, which was recorded as a reduction of operating expenses.

    Our plans have not been finalized in all areas, and additional restructuring costs may result as we continue to evaluate and assess the impact of duplicate responsibilities, warehouses and office locations. We do not expect any final adjustments to be material. Any costs relating to Kasper before December 1, 2004 and Maxwell before July 8, 2005 will be recorded as additional goodwill; after that date, additional costs will be charged to operations in the period in which they occur. Any costs not related to Kasper or Maxwell will be charged to operations in the period in which they occur.

INVENTORIES

    Inventories are summarized as follows (in millions):

	October 2, 2004	October 4, 2003	December 31, 2003
Raw materials	$ 23.7	$ 25.6	$ 31.1
Work in process	38.5	49.5	30.6
Finished goods	565.5	479.8	528.9

	$ 627.7	$ 554.9	$ 590.6

STATEMENT OF CASH FLOWS

Fiscal Nine Months Ended: (In millions)	October 2, 2004	October 4, 2003
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 37.8	$ 30.1
Income taxes, net of refunds	90.9	134.7

Supplemental disclosures of non-cash investing and financing activities:
Tax benefits related to exercise of employee stock options	4.7	1.7
Equipment acquired through capital lease financing	0.3	26.5
Restricted stock issued to employees	4.4	13.5

Details of acquisitions:
Fair value of assets acquired	$ 440.9	$ -
Liabilities assumes	(88.0)	-

Cash paid for acquisitions	352.9	-
Cash acquired in acquisitions	(103.6)	-

Net cash paid for acquisitions	$ 249.3	$ -

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

    At October 2, 2004, we had outstanding foreign exchange contracts for Jones Apparel Group Canada Inc. to purchase a total of US$8.0 million through January 2005.

    For the periods April 2002 through October 2002 and June 1999 through January 2001, we had employed an interest rate hedging strategy utilizing swaps to effectively float a portion of our interest rate exposure on our fixed rate financing arrangements. The termination of these interest rate swaps generated pre-tax gains of $21.6 million and $8.3 million, respectively, which is being amortized as a reduction of interest expense over the remaining terms of the interest rate swap agreements, with approximately $7.0 million of pre-tax income to be reclassified into earnings within the next 12 months.

    During the first fiscal nine months of 2004, no material amounts were reclassified from other comprehensive income to earnings relating to cash flow hedges. If foreign currency exchange rates do not change from their October 2, 2004 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months also will not be material. The actual amounts that will be reclassified to earnings over the next 12 months could vary, however, as a result of changes in market conditions.

PENSION PLANS

Components of Net Periodic Benefit Cost

	Fiscal Quarter Ended		Fiscal Nine Months Ended
(In millions)	October 2, 2004	October 4, 2003	October 2, 2004	October 4, 2003
Service cost	$ -	$ -	$ 0.1	$ 0.1
Interest cost	0.6	0.6	1.7	1.8
Expected return on plan assets	(0.5)	(0.4)	(1.6)	(1.3)
Amortization of net loss	0.2	0.2	0.7	0.6

Net periodic benefit cost	$ 0.3	$ 0.4	$ 0.9	$ 1.2

Employer Contributions

    We previously disclosed in our financial statements for the year ended December 31, 2003 that we expected to contribute $5.5 million to our pension plans in 2004. As of October 2, 2004, $5.0 million in contributions have been made. We do not presently anticipate any additional contributions to fund our plans in 2004.

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

SEGMENT INFORMATION

    We identify operating segments based on, among other things, the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operations are comprised of four reportable segments: wholesale better apparel, wholesale moderate apparel, wholesale footwear and accessories, and retail. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores, the retail segment includes operations by our own stores, and income and expenses related to trademarks, licenses and general corporate functions are reported under "other and eliminations." We define segment profit as operating income before net interest expense, equity in earnings of unconsolidated affiliates and income taxes. Summarized below are our revenues and income by reportable segment for the fiscal quarters and nine months ended October 2, 2004 and October 4, 2003.

(In millions)	Wholesale Better Apparel	Wholesale Moderate Apparel	Wholesale Footwear & Accessories	Retail	Licensing, Other & Eliminations	Consolidated
For the fiscal quarter ended October 2, 2004
Revenues from external customers	$ 435.4	$ 349.0	$ 319.4	$ 178.0	$ 14.3	$ 1,296.1
Intersegment revenues	43.1	3.5	13.5	-	(60.1)	-

Total revenues	478.5	352.5	332.9	178.0	(45.8)	1,296.1

Segment income	$ 65.7	$ 40.2	$ 49.8	$ 10.2	$ (1.5)	164.4

Net interest expense						(11.9)
Equity in earnings of unconsolidated affiliates						0.7

Income before provision for income taxes						$ 153.2

For the fiscal quarter ended October 4, 2003
Revenues from external customers	$ 410.6	$ 355.1	$ 240.8	$ 164.6	$ 9.4	$ 1,180.5
Intersegment revenues	26.8	2.9	18.9	-	(48.6)	-

Total revenues	437.4	358.0	259.7	164.6	(39.2)	1,180.5

Segment income	$ 60.0	$ 44.4	$ 49.7	$ 15.8	$ (5.9)	164.0

Net interest expense						(13.9)
Equity in earnings of unconsolidated affiliates						0.6

Income before provision for income taxes						$ 150.7

For the fiscal nine months ended October 2, 2004
Revenues from external customers	$ 1,164.8	$ 1,055.0	$ 763.3	$ 546.3	$ 37.4	$ 3,566.8
Intersegment revenues	115.0	10.1	45.2	-	(170.3)	-

Total revenues	1,279.8	1,065.1	808.5	546.3	(132.9)	3,566.8

Segment income	$ 165.5	$ 131.8	$ 137.5	$ 47.4	$ (21.3)	460.9

Net interest expense						(34.6)
Equity in earnings of unconsolidated affiliates						2.0

Income before provision for income taxes						$ 428.3

For the fiscal nine months ended October 4, 2003
Revenues from external customers	$ 1,173.9	$ 1,053.7	$ 663.0	$ 482.0	$ 22.6	$ 3,395.2
Intersegment revenues	69.3	11.5	48.5	-	(129.3)	-

Total revenues	1,243.2	1,065.2	711.5	482.0	(106.7)	3,395.2

Segment income	$ 209.8	$ 148.2	$ 125.2	$ 39.1	$ (21.6)	500.7

Net interest expense						(42.1)
Equity in earnings of unconsolidated affiliates						1.7

Income before provision for income taxes						$ 460.3

ACQUISITION

    On July 8, 2004, we acquired all the outstanding shares of Maxwell. Maxwell designs, develops and markets casual and dress footwear for women and children under multiple brand names, each of which is targeted to a distinct segment of the footwear market. Maxwell markets its products nationwide to national chains, department stores and specialty retailers. Maxwell offers footwear for women in the moderately priced market segment under the Mootsies Tootsies brand, in the upper moderately priced market segment under the Sam & Libby and Dockers (licensed from Levi Strauss & Co.) brands, in the better market segment under the AK Anne Klein and Circa Joan & David brands and in the bridge segment under the Joan and David brand. Maxwell also sells moderately priced and upper moderately priced children's footwear under both the Mootsies Tootsies and Sam & Libby brands and licenses the J. G. Hook trademark from J. G. Hook, Inc. to source and develop private label products for retailers who require brand identification. The terms of the J. G. Hook license provides that the license may be terminated by the licensor following certain events, which would include our acquisition of Maxwell. We have discussed continuation of the license with J. G. Hook, Inc., without resolution to date. The discontinuation of this license would not have a material effect on our liquidity or our results of operations.

    The acquisition of Maxwell is intended to provide further diversification in our footwear business and strengthen our positions in both the moderate and children's distribution channels. We also expect to benefit from the cross-branding opportunities that exist with our other lines of business. Maxwell operates in the wholesale footwear and accessories segment.

    The aggregate purchase price was $352.9 million, which included $23.25 per share in cash for each outstanding share of Maxwell (for a total of $345.8 million). The purchase price was allocated to Maxwell's assets and liabilities, tangible and intangible (as determined by an independent appraiser), with the excess of the purchase price over the fair value of the net assets acquired of approximately $206.8 million being recorded as goodwill.

    The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price has not been finalized and is subject to refinement. We do not expect any additional adjustments to be material. Any additional adjustments will affect the amount assigned to goodwill.

(In millions)

Current assets	$ 192.2
Property, plant and equipment	1.0
Intangible assets	40.9
Goodwill	206.8

Total assets acquired	440.9

Current liabilities	71.6
Long-term debt	16.4

Total liabilities assumed	88.0

Net assets acquired	$ 352.9

    Of the $40.9 million of acquired Maxwell intangible assets, $24.7 million was assigned to registered trademarks that are not subject to amortization, $1.1 million was assigned to third-party license agreements, which had a useful life of approximately 18 months on the acquisition date, and $15.1 million was assigned to existing customer orders, which had a useful life of approximately eight months on the acquisition date. The amortization of the license agreements and customer orders is included in selling, general and administrative expenses. The acquired goodwill will not be deductible for tax purposes.

    Our consolidated financial statements include the results of operations of the acquired companies from their respective acquisition dates. The following unaudited pro forma information presents a summary of our consolidated results of operations as if the Kasper and Maxwell acquisitions had taken place on January 1, 2003. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2003, or which may result in the future.

	Fiscal Quarter Ended		Fiscal Nine Months Ended
(In millions)	October 2, 2004	October 4, 2003	October 2, 2004	October 4, 2003
Total revenues (in millions)	$ 1,296.1	$ 1,376.4	$ 3,700.4	$ 3,898.4
Net income (in millions)	106.6	111.6	300.2	320.5
Basic earnings per common share	$0.87	$0.88	$2.41	$2.51
Diluted earnings per common share	$0.85	$0.84	$2.36	$2.40

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

Condensed Consolidating Balance Sheets
(In millions)

                                                             October 2, 2004                           December 31, 2003
                                                -----------------------------------------  -----------------------------------------
                                                                         Elim-      Cons-                           Elim-      Cons-
                                                  Issuers    Others   inations   olidated    Issuers    Others   inations   olidated
                                                -----------------------------------------  -----------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                     $    18.1 $    27.8 $        -  $    45.9  $   302.0 $    48.0 $        -  $   350.0
  Accounts receivable - net                         293.2     392.6          -      685.8      173.2     212.6          -      385.8
  Inventories                                       306.8     325.7       (4.8)     627.7      262.1     327.3        1.2      590.6
  Prepaid and refundable income taxes                 2.4       5.7       (8.1)         -        5.5       8.5      (14.0)         -
  Deferred taxes                                     19.8      47.8       (0.6)      67.0       27.7      53.8       (0.9)      80.6
  Prepaid expenses and other current assets          39.0      34.0          -       73.0       28.3      20.6          -       48.9
                                                -----------------------------------------  -----------------------------------------
     TOTAL CURRENT ASSETS                           679.3     833.6      (13.5)   1,499.4      798.8     670.8      (13.7)   1,455.9

Property, plant and equipment - net                 123.1     134.5          -      257.6      128.5     139.9          -      268.4
Due from affiliates                                     -     295.2     (295.2)         -      275.1     399.6     (674.7)         -
Goodwill                                          1,665.4     177.1          -    1,842.5    1,461.9     185.0          -    1,646.9
Other intangibles - net                             167.2     606.2          -      773.4      167.3     600.2          -      767.5
Investments in subsidiaries                       1,912.0         -   (1,912.0)         -    1,549.9         -   (1,549.9)         -
Other assets                                         31.4      31.2      (10.3)      52.3       28.0      22.5       (1.5)      49.0
                                                -----------------------------------------  -----------------------------------------
                                                $ 4,578.4 $ 2,077.8 $ (2,231.0) $ 4,425.2  $ 4,409.5 $ 2,018.0 $ (2,239.8) $ 4,187.7
                                                =========================================  =========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                         $   732.0 $       - $        -  $   732.0  $       - $       - $        -  $       -
  Current portion of long-term debt and
    capital lease obligations                       132.9       1.7          -      134.6      178.8       2.0          -      180.8
  Accounts payable                                  100.9     155.4          -      256.3      119.5     125.1          -      244.6
  Income taxes payable                               54.5       4.7      (14.5)      44.7       32.3         -      (17.6)      14.7
  Deferred taxes                                        -         -          -          -          -       0.4       (0.4)         -
  Accrued expenses and other current liabilities     84.3      76.7          -      161.0      119.6      69.3          -      188.9
                                                -----------------------------------------  -----------------------------------------
    TOTAL CURRENT LIABILITIES                     1,104.6     238.5      (14.5)   1,328.6      450.2     196.8      (18.0)     629.0
                                                -----------------------------------------  -----------------------------------------
NONCURRENT LIABILITIES:
  Long-term debt                                    224.5         -          -      224.5      791.4         -          -      791.4
  Obligations under capital leases                   14.6      25.8          -       40.4       16.9      26.8          -       43.7
  Deferred taxes                                     12.2     107.7        1.8      121.7       27.2     103.6       (0.7)     130.1
  Due to affiliates                                 295.2         -     (295.2)         -      317.1     357.6     (674.7)         -
  Other                                              24.3      36.1       (7.7)      52.7       35.9      20.0       (0.2)      55.7
                                                -----------------------------------------  -----------------------------------------
    TOTAL NONCURRENT LIABILITIES                    570.8     169.6     (301.1)     439.3    1,188.5     508.0     (675.6)   1,020.9
                                                -----------------------------------------  -----------------------------------------
    TOTAL LIABILITIES                             1,675.4     408.1     (315.6)   1,767.9    1,638.7     704.8     (693.6)   1,649.9
                                                -----------------------------------------  -----------------------------------------
STOCKHOLDERS' EQUITY:
  Common stock and additional paid-in capital     1,231.1   1,614.2   (1,614.2)   1,231.1    1,180.9   1,462.2   (1,462.2)   1,180.9
  Retained earnings                               2,428.1      52.8     (298.5)   2,182.4    2,180.2    (150.9)     (82.1)   1,947.2
  Accumulated other comprehensive income              1.0       2.7       (2.7)       1.0        3.8       1.9       (1.9)       3.8
  Less treasury stock                              (757.2)        -          -     (757.2)    (594.1)        -          -     (594.1)
                                                -----------------------------------------  -----------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                    2,903.0   1,669.7   (1,915.4)   2,657.3    2,770.8   1,313.2   (1,546.2)   2,537.8
                                                -----------------------------------------  -----------------------------------------
                                                $ 4,578.4 $ 2,077.8 $ (2,231.0) $ 4,425.2  $ 4,409.5 $ 2,018.0 $ (2,239.8) $ 4,187.7
                                                =========================================  =========================================

Condensed Consolidating Statements of Income
(In millions)

                                                   Fiscal Quarter Ended October 2, 2004       Fiscal Quarter Ended October 4, 2003
                                                -----------------------------------------  -----------------------------------------
                                                                         Elim-      Cons-                           Elim-      Cons-
                                                  Issuers    Others   inations   olidated    Issuers    Others   inations   olidated
                                                -----------------------------------------  -----------------------------------------

Net sales                                       $   622.4   $ 678.6    $ (18.0) $ 1,283.0  $   677.0   $ 501.3   $   (7.2) $ 1,171.1
Licensing income (net)                                0.1      13.0          -       13.1          -       9.4          -        9.4
                                                -----------------------------------------  -----------------------------------------
  Total revenues                                    622.5     691.6      (18.0)   1,296.1      677.0     510.7       (7.2)   1,180.5
Cost of goods sold                                  373.9     475.3      (14.7)     834.5      403.6     352.9       (4.4)     752.1
                                                -----------------------------------------  -----------------------------------------
  Gross profit                                      248.6     216.3       (3.3)     461.6      273.4     157.8       (2.8)     428.4
Selling, general and administrative expenses        190.3     109.9       (3.0)     297.2      199.8      67.3       (2.7)     264.4
                                                -----------------------------------------  -----------------------------------------
  Operating income                                   58.3     106.4       (0.3)     164.4       73.6      90.5       (0.1)     164.0
Net interest expense (income) and financing costs    13.9      (2.0)         -       11.9       13.6       0.3          -       13.9
Equity in earnings of unconsolidated affiliates      (0.6)      1.8       (0.5)       0.7        0.6       0.4       (0.4)       0.6
                                                -----------------------------------------  -----------------------------------------
  Income before provision for income taxes
    and equity in earnings of subsidiaries           43.8     110.2       (0.8)     153.2       60.6      90.6       (0.5)     150.7
Provision for income taxes                           18.4      39.7       (0.7)      57.4       25.7      31.6       (0.5)      56.8
Equity in earnings of subsidiaries                   72.2         -      (72.2)         -       58.4         -      (58.4)         -
                                                -----------------------------------------  -----------------------------------------
  Net income                                    $    97.6   $  70.5   $  (72.3) $    95.8  $    93.3   $  59.0   $  (58.4) $    93.9
                                                =========================================  =========================================

                                                 Fiscal Nine Months Ended October 2, 2004   Fiscal Nine Months Ended October 4, 2003
                                                -----------------------------------------  -----------------------------------------
                                                                         Elim-      Cons-                           Elim-      Cons-
                                                  Issuers    Others   inations   olidated    Issuers    Others   inations   olidated
                                                -----------------------------------------  -----------------------------------------

Net sales                                       $ 1,754.8 $ 1,831.6    $ (55.8) $ 3,530.6  $ 1,915.4 $ 1,476.5   $  (19.3) $ 3,372.6
Licensing income (net)                                0.1      36.1          -       36.2          -      22.6          -       22.6
                                                -----------------------------------------  -----------------------------------------
  Total revenues                                  1,754.9   1,867.7      (55.8)   3,566.8    1,915.4   1,499.1      (19.3)   3,395.2
Cost of goods sold                                1,011.6   1,256.0      (37.4)   2,230.2    1,097.2   1,023.9      (12.9)   2,108.2
                                                -----------------------------------------  -----------------------------------------
  Gross profit                                      743.3     611.7      (18.4)   1,336.6      818.2     475.2       (6.4)   1,287.0
Selling, general and administrative expenses        581.5     302.8       (8.6)     875.7      591.9     198.3       (3.9)     786.3
                                                -----------------------------------------  -----------------------------------------
  Operating income                                  161.8     308.9       (9.8)     460.9      226.3     276.9       (2.5)     500.7
Net interest expense (income) and financing costs    37.9      (3.3)         -       34.6       39.7       2.4          -       42.1
Equity in earnings of unconsolidated affiliates       1.5       1.8       (1.3)       2.0        1.9       0.7       (0.9)       1.7
                                                -----------------------------------------  -----------------------------------------
  Income before provision for income taxes
    and equity in earnings of subsidiaries          125.4     314.0      (11.1)     428.3      188.5     275.2       (3.4)     460.3
Provision for income taxes                           51.9     110.3       (1.6)     160.6       81.1      98.2       (5.8)     173.5
Equity in earnings of subsidiaries                  207.0         -     (207.0)         -      430.7         -     (430.7)         -
                                                -----------------------------------------  -----------------------------------------
  Net income                                    $   280.5  $  203.7   $ (216.5) $   267.7  $   538.1   $ 177.0   $ (428.3) $   286.8
                                                =========================================  =========================================

Condensed Consolidating Statements of Cash Flows
(In millions)

                                                 Fiscal Nine Months Ended October 2, 2004   Fiscal Nine Months Ended October 4, 2003
                                                -----------------------------------------  -----------------------------------------
                                                                        Elim-       Cons-                          Elim-       Cons-
                                                  Issuers    Others  inations    olidated    Issuers    Others  inations    olidated
                                                -----------------------------------------  -----------------------------------------

Net cash provided by
  operating activities                          $    82.4  $    2.3   $     -    $   84.7  $    49.1   $  27.4   $     -    $   76.5
                                                -----------------------------------------  -----------------------------------------

Cash flows from investing activities:
  Capital expenditures                              (17.1)    (22.3)        -       (39.4)     (19.3)    (21.0)        -       (40.3)
  Acquisition of Maxwell, net of cash acquired     (249.3)        -         -      (249.3)         -         -         -           -
  Net cash related to sale of U.S.
    Treasury securities                                 -         -         -           -       12.2         -         -        12.2
  Payments relating to acquisitions                 (37.8)        -         -       (37.8)     (54.1)        -         -       (54.1)
  Proceeds from sales of property, plant
    and equipment                                       -       1.6         -         1.6        0.6      24.8         -        25.4
  Acquisition of intangibles                            -         -         -           -          -      (6.0)        -        (6.0)
  Other                                                 -         -         -           -        0.2         -         -         0.2
                                                -----------------------------------------  -----------------------------------------
  Net cash used in investing activities            (304.2)    (20.7)        -      (324.9)     (60.4)     (2.2)        -       (62.6)
                                                -----------------------------------------  -----------------------------------------

Cash flows from financing activities:
  Net borrowings under credit facilities            732.0         -         -       732.0          -         -         -           -
  Repayment of long-term debt                           -         -         -           -          -      (7.4)        -        (7.4)
  Redemption of Zero Coupon Convertible
    Senior Notes                                   (446.6)        -         -      (446.6)         -         -         -           -
  Redemption at maturity of 7.50% Senior Notes     (175.0)        -         -      (175.0)         -         -         -           -
  Principal payments on capital leases               (2.8)     (1.6)        -        (4.4)      (3.2)     (0.8)        -        (4.0)
  Purchases of treasury stock                      (169.8)        -         -      (169.8)     (92.1)        -         -       (92.1)
  Dividends paid                                    (32.5)        -         -       (32.5)     (10.1)        -         -       (10.1)
  Proceeds from exercise of employee
    stock options                                    32.6         -         -        32.6       10.0         -         -        10.0
                                                -----------------------------------------  -----------------------------------------
  Net cash used in financing activities             (62.1)     (1.6)        -       (63.7)     (95.4)     (8.2)        -      (103.6)
                                                -----------------------------------------  -----------------------------------------

Effect of exchange rates on cash                        -      (0.2)        -        (0.2)       0.1       0.5         -         0.6
                                                -----------------------------------------  -----------------------------------------
Net increase (decrease) in cash and
  cash equivalents                                 (283.9)    (20.2)        -      (304.1)    (106.6)     17.5         -       (89.1)
Cash and cash equivalents, beginning                302.0      48.0         -       350.0      256.2      27.1         -       283.3
                                                -----------------------------------------  -----------------------------------------
Cash and cash equivalents, ending               $    18.1   $  27.8  $      -    $   45.9  $   149.6   $  44.6   $     -   $   194.2
                                                =========================================  =========================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion provides information and analysis of our results of operations for the 13 and 40 week periods ended October 2, 2004 (hereinafter referred to as the "third fiscal quarter of 2004" and the "first fiscal nine months of 2004," respectively) and the 13 and 40 week periods ended October 4, 2003 (hereinafter referred to as the "third fiscal quarter of 2003" and the "first fiscal nine months of 2003," respectively), and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

Overview

    We design, contract for the manufacture of, manufacture and market a broad range of women's collection sportswear, suits and dresses, casual sportswear and jeanswear for men, women and children, and women's and children's footwear and accessories. We sell our products through a broad array of distribution channels, including better specialty and department stores and mass merchandisers, primarily in the United States and Canada. We also operate our own network of retail and factory outlet stores. In addition, we license the use of several of our brand names to select manufacturers and distributors of women's and men's apparel and accessories worldwide.

Acquisitions

    We completed our acquisitions of Kasper and Maxwell on December 1, 2003 and July 8, 2004, respectively. The results of operations of Kasper and Maxwell are included in our operating results from their respective dates of acquisition. Accordingly, the financial position and results of operations presented and discussed herein are not directly comparable between periods. Kasper operates in the wholesale better apparel, wholesale footwear and accessories and retail segments, and Maxwell operates in the wholesale footwear and accessories segment.

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

    On June 3, 2003, we announced that our discussions with Polo regarding the interpretation of the Lauren License had reached an impasse and that, as a result, we had filed a complaint in the New York State Supreme Court against Polo and its affiliates (see "Legal Proceedings"). The complaint alleges that Polo breached the Lauren License agreements by claiming that the license ends at the end of 2003. We asked the Court to enter a judgment for compensatory damages of $550 million as well as punitive damages. On June 3, 2003, Polo also filed a complaint in the New York State Supreme Court against us, seeking among other things a declaratory judgment that the Lauren License terminated as of December 31, 2003. On October 2, 2003, Polo served a motion to dismiss our breach of contract claim. On July 25, 2003, we served papers opposing Polo's motion and also served upon Polo a motion seeking summary judgment in Polo's action for a declaratory judgment. On August 12, 2003, Polo filed a cross-motion for summary judgment in that action.

    On March 15, 2004, the Court issued a decision resolving the motions. The Court denied Polo's motion to dismiss our breach of contract claim, granted our motion for summary judgment in Polo's action for a declaratory judgment, and denied Polo's cross-motion for summary judgment in the same action. As a result, the Court dismissed Polo's action for a declaratory judgment and entered judgment in our favor in that action, while permitting our action against Polo to proceed. Polo has appealed from these rulings. In addition, Polo filed a motion for leave to reargue and to renew its previous motions to dismiss and for summary judgment, which we opposed. On August 16, 2004, the court denied Polo's motions to reargue and renew its previous motions. Polo has appealed from this ruling.

    We assert within the complaint that Polo's actions fully discharged our obligations under the Lauren License agreements for lines to be sold after December 31, 2003. Therefore, we ceased development of Lauren products effective with the Spring 2004 season. Our Lauren business represented a significant portion of our sales and profits. Net sales of Lauren products were $141.3 million, $402.0 million and $476.4 million for the third fiscal quarter of 2003, the first fiscal nine months of 2003 and the year ended December 31, 2003, respectively. The termination of our exclusive right to manufacture and market clothing under this trademark in the United States, Canada and elsewhere will have a material adverse effect on our results of operations after 2003. To replace the sales of the Lauren brand, we have pursued other opportunities, including internal brands (including the new lifestyle brand under the Jones New York Signature label), acquisitions (including the Kasper acquisition) and licensing options, some of which we previously were precluded from exploring under agreements with Polo. The loss of the Lauren License has not materially adversely impacted our liquidity, and we continue to have a strong financial position.

    The expiration of the Ralph License has not been material to us in any respect. Net sales of Ralph products were $8.4 million, $24.4 million and $30.7 million for the third fiscal quarter of 2003, the first fiscal nine months of 2003 and the year ended December 31, 2003, respectively.

    We and Polo have agreed that, in connection with the expiration of the Ralph License, related licenses to produce certain Polo Jeans Company and Polo Ralph Lauren products in Canada terminated as of December 31, 2003. The termination of these Canadian licenses has not been material to us in any respect. Net sales of all products under these Canadian licenses were $10.2 million, $21.2 million and $41.3 million for the third fiscal quarter of 2003, the first fiscal nine months of 2003 and the year ended December 31, 2003, respectively. The dispute between us and Polo does not relate to the Polo Jeans License in the United States, and an end to the Canada Licenses does not end our longer term Polo Jeans License in the United States or otherwise adversely affect the Polo Jeans License in the United States.

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

RESULTS OF OPERATIONS

    Statements of Income Stated in Dollars and as a Percentage of Total Revenues

(In millions)	Fiscal Quarter Ended				Fiscal Nine Months Ended
	October 2, 2004		October 4, 2003		October 2, 2004		October 4, 2003
Net sales	$ 1,283.0	99.0%	$ 1,171.1	99.2%	$ 3,530.6	99.0%	$ 3,372.6	99.3%
Licensing income (net)	13.1	1.0%	9.4	0.8%	36.2	1.0%	22.6	0.7%

Total revenues	1,296.1	100.0%	1,180.5	100.0%	3,566.8	100.0%	3,395.2	100.0%
Cost of goods sold	834.5	64.4%	752.1	63.7%	2,230.2	62.5%	2,108.2	62.1%

Gross profit	461.6	35.6%	428.4	36.3%	1,336.6	37.5%	1,287.0	37.9%
Selling, general and administrative expenses	297.2	22.9%	264.4	22.4%	875.7	24.6%	786.3	23.2%

Operating income	164.4	12.7%	164.0	13.9%	460.9	12.9%	500.7	14.7%
Net interest expense	11.9	0.9%	13.9	1.2%	34.6	1.0%	42.1	1.2%
Equity in earnings of unconsolidated affiliates	0.7	0.1%	0.6	0.1%	2.0	0.1%	1.7	0.1%

Income before provision for income taxes	153.2	11.8%	150.7	12.8%	428.3	12.0%	460.3	13.6%
Provision for income taxes	57.4	4.4%	56.8	4.8%	160.6	4.5%	173.5	5.1%

Net income	$ 95.8	7.4%	$ 93.9	8.0%	$ 267.7	7.5%	$ 286.8	8.4%

Percentage totals may not add due to rounding.

Fiscal Quarter Ended October 2, 2004 Compared to Fiscal Quarter Ended October 4, 2003

    Revenues.  Total revenues for the third fiscal quarter of 2004 were $1.30 billion compared to $1.20 billion for the third fiscal quarter of 2003, an increase of 9.8%.

    Revenues by segment were as follows:

(In millions)	Third Fiscal Quarter of 2004	Third Fiscal Quarter of 2003	Increase/ (Decrease)	Percent Change
Wholesale better apparel	$ 435.4	$ 410.6	$24.8	6.0%
Wholesale moderate apparel	349.0	355.1	(6.1)	(1.7%)
Wholesale footwear and accessories	319.4	240.8	78.6	32.6%
Retail	178.0	164.6	13.4	8.1%
Other	14.3	9.4	4.9	52.1%

Total revenues	$ 1,296.1	$ 1,180.5	$ 115.6	9.8%

    Wholesale better apparel revenues increased primarily as a result of shipments of the new Jones New York Signature product line ($57.8 million) and the product lines added as a result of the Kasper acquisition ($101.6 million). These increases were offset by the discontinuance of the Lauren and Ralph businesses (a decrease of $156.1 million including the Canadian Polo business). Increased shipments of Jones New York Sport, Polo Jeans Company and Nine West were offset by the discontinuance of the Rena Rowan product line in better department stores.

    Wholesale moderate apparel revenues decreased primarily as a result of lower shipments of our Norton McNaughton, Erika, Evan-Picone, Nine and Company and private-label denim businesses, partially offset by increased shipping in our Energie, Gloria Vanderbilt and Bandolino product lines as well as the initial shipments of our A-Line product.

    Wholesale footwear and accessories revenues increased primarily due to the product lines added as a result of the Maxwell acquisition ($65.9 million) as well as higher shipments of our Nine West footwear and accessories product lines, the introduction of Bandolino accessories, and the inclusion of the Anne Klein accessories product line obtained in the Kasper acquisition. These increases were partially offset by a reduction in shipments of Easy Spirit and Enzo Angiolini footwear products.

    Retail revenues increased primarily as the result of $17.7 million in sales from the locations added as a result of the Kasper acquisition, partially offset by a 1.1% decrease in comparable store sales. We began the third fiscal quarter of 2004 with 978 retail locations and had a net increase of five locations during the quarter to end the quarter with 983 locations.

    Gross Profit.  The gross profit margin decreased to 35.6% in the third fiscal quarter of 2004 compared to 36.3% in the third fiscal quarter of 2003.

    Wholesale better apparel gross profit margins were 33.9% and 36.5% for the third fiscal quarters of 2004 and 2003, respectively. The decrease was a result of the discontinuance of the Lauren product line (which carried higher margins than the historical segment average) and the addition of the acquired Kasper business (which generated lower margins than the historical segment average), partially offset by shipments of the new Jones New York Signature line (which carries higher margins than the historical segment average).

    Wholesale moderate apparel gross profit margins were 25.6% for both the third fiscal quarters of 2004 and 2003.

    Wholesale footwear and accessories gross profit margins were 32.7% and 33.8% for the third fiscal quarters of 2004 and 2003, respectively. Margin improvement in our wholesale accessories and costume jewelry businesses during the current period were offset by $6.0 million related to adjustments required under purchase accounting to write up acquired Maxwell inventories to market value.

    Retail gross profit margins were 51.9% and 53.1% for the third fiscal quarters of 2004 and 2003, respectively. The decrease was primarily the result of a more promotional selling environment in our retail footwear stores and lower margins in our Canadian retail operations as compared to the prior period. Margins were also negatively impacted by the addition of the acquired Kasper apparel retail outlets, which generate lower margins than the historical segment average.

    Selling, General and Administrative ("SG&A") Expenses.  SG&A expenses of $297.2 million in the third fiscal quarter of 2004 represented an increase of $32.8 million from the $264.4 million reported for the third fiscal quarter of 2003. In the third fiscal quarter of 2004, Kasper added $25.2 million to the wholesale better apparel segment and $6.5 million to the retail segment while Maxwell added $19.0 million to the wholesale footwear and accessories segment, which includes $10.8 million of amortization of the purchase price assigned to acquired customer orders. SG&A expenses related to our retail operations also increased over the prior period due to additional store openings during the current period. These increases were partially offset by a $16.7 million reduction in royalty and advertising expenses resulting from the discontinuance of the Lauren and Ralph businesses.

    Operating Income.  The resulting operating income for the third fiscal quarter of 2004 of $164.4 million increased $0.4 million from the $164.0 million for the third fiscal quarter of 2003, due to the factors described above.

    Net Interest Expense.  Net interest expense was $11.9 million in the third fiscal quarter of 2004 compared to $13.9 million in the third fiscal quarter of 2003. This was primarily a result of lower overall borrowings in the current period and a favorable interest rate differential resulting from replacing our Zero Coupon Convertible Senior Notes due 2021 (the "Zero Coupon Notes") and 7.50% Senior Notes due 2004 with short-term borrowings under our Senior Credit Facilities.

    Provision for Income Taxes.  The effective income tax rate was 37.5% for the third fiscal quarter of 2004 and 37.7% for the third fiscal quarter of 2003. The difference is primarily driven by a favorable change in the state and local effective tax rate resulting from various legal entity reorganizations and business initiatives.

    Net Income and Earnings Per Share.  Net income was $95.8 million in the third fiscal quarter of 2004, an increase of $1.9 million from the net income of $93.9 million earned in the third fiscal quarter of 2003. Diluted earnings per share for the third fiscal quarter of 2004 was $0.77 compared to $0.71 for the third fiscal quarter of 2003, on 7.9% fewer shares outstanding.

Fiscal Nine Months Ended October 2, 2004 Compared to Fiscal Nine Months Ended October 4, 2003

    Revenues.  Total revenues for the first fiscal nine months of 2004 were $3.57 billion compared to $3.40 billion for the first fiscal nine months of 2003, an increase of 5.1%.

    Revenues by segment were as follows:

(In millions)	First Fiscal Nine Months of 2004	First Fiscal Nine Months of 2003	Increase/ (Decrease)	Percent Change
Wholesale better apparel	$ 1,164.8	$ 1,173.9	$ (9.1)	(0.8%)
Wholesale moderate apparel	1,055.0	1,053.7	1.3	0.1%
Wholesale footwear and accessories	763.3	663.0	100.3	15.1%
Retail	546.3	482.0	64.3	13.3%
Other	37.4	22.6	14.8	65.5%

Total revenues	$ 3,566.8	$ 3,395.2	$ 171.6	5.1%

    Wholesale better apparel revenues were impacted by the discontinuance of the Lauren and Ralph businesses (a decrease of $438.5 million including the Canadian Polo business) which was offset by shipments of the new Jones New York Signature line ($150.6 million) and the product lines added as a result of the Kasper acquisition ($290.0 million). Planned decreases in shipments of Polo Jeans Company and Jones New York Jeans products and the discontinuance of the Rena Rowan product line were partially offset by increased shipments of Jones New York Collection and Nine West products.

    Wholesale moderate apparel revenues increased as a result of higher shipments of our Energie, Gloria Vanderbilt and Bandolino product lines and the initial shipments of our A-Line product, offset by reduced shipments of our Norton McNaughton, Evan-Picone and l.e.i. product lines as well as planned decreases in our private label denim businesses.

    Wholesale footwear and accessories revenues increased primarily due to the product lines added as a result of the Maxwell acquisition ($65.9 million) as well as higher shipments of our Nine West and Bandolino footwear and our Nine West accessories product line, the introduction of Bandolino accessories, and the inclusion of the Anne Klein accessories product line obtained in the Kasper acquisition. These increases were partially offset by reductions in shipments of Easy Spirit and Enzo Angiolini footwear products.

    Retail revenues increased primarily due to a 5.0% increase in comparable store sales as well as $50.4 million in sales from locations added as a result of the Kasper acquisition. We began the first fiscal nine months of 2004 with 990 retail locations and had a net reduction of seven locations during the period to end the period with 983 locations.

    Gross Profit.  The gross profit margin decreased to 37.5% in the first fiscal nine months of 2004 compared to 37.9% in the first fiscal nine months of 2003.

    Wholesale better apparel gross profit margins were 36.4% and 39.8% for the first fiscal nine months of 2004 and 2003, respectively. The decrease was a result of the discontinuance of the Lauren product line (which carried higher margins than the historical segment average) and the addition of the acquired Kasper business (which generated lower margins than the historical segment average), partially offset by shipments of the new Jones New York Signature line (which carries higher margins than the historical segment average). Margins were also negatively impacted by the clearance of the discontinued Rena Rowan product line. Cost of sales for the first fiscal nine months of 2004 included $4.1 million related to adjustments required under purchase accounting to write up acquired Kasper inventories to market value.

    Wholesale moderate apparel gross profit margins were 27.0% and 27.2% for the first fiscal nine months of 2004 and 2003, respectively. The decrease is primarily the result of higher markdowns and off-price sales in core moderate businesses offset by increased shipping in the higher-margin Gloria Vanderbilt product line.

    Wholesale footwear and accessories gross profit margins were 34.5% and 34.4% for the first fiscal nine months of 2004 and 2003, respectively. The increase was driven primarily by improved margins in our wholesale accessories and costume jewelry businesses, partially offset by decreased margins in our wholesale footwear businesses as a result of higher levels of markdowns and off-price sales in our Easy Spirit product line. Cost of sales for the first fiscal nine months of 2004 included $6.0 million related to adjustments required under purchase accounting to write up acquired Maxwell inventories to market value.

    Retail gross profit margins were 53.7% and 53.9% for the first fiscal nine months of 2004 and 2003, respectively. The decrease was primarily the result of the effects of the addition of the acquired Kasper apparel retail outlets, which generate lower margins than the historical segment average.

    SG&A Expenses.  SG&A expenses of $875.7 million in the first fiscal nine months of 2004 represented an increase of $89.4 million from the $786.3 million reported for the first fiscal nine months of 2003. In the first fiscal nine months of 2004, Kasper added $81.5 million to the wholesale better apparel segment, which includes $8.0 million of amortization of the purchase price assigned to acquired customer orders, and $18.3 million to the retail segment, while Maxwell added $19.0 million to the wholesale footwear and accessories segment, which includes $10.8 million of amortization of the purchase price assigned to acquired customer orders. We also recorded an $8.4 million writeoff of unamortized bond discounts and debt issuance costs in the wholesale better apparel segment resulting from the redemption of all our outstanding Zero Coupon Notes. These increases were offset by a $51.2 million reduction in royalty and advertising expenses resulting from the discontinuance of the Lauren and Ralph businesses.

    Operating Income.  The resulting operating income for the first fiscal nine months of 2004 of $460.9 million decreased 7.9%, or $39.8 million, from the $500.7 million for the first fiscal nine months of 2003, due to the factors described above.

    Net Interest Expense.  Net interest expense was $34.6 million in the first fiscal nine months of 2004 compared to $42.1 million in the first fiscal nine months of 2003. This was primarily a result of lower overall borrowings in the current period and a favorable interest rate differential resulting from replacing our Zero Coupon Notes and 7.50% Senior Notes due 2004 with short-term borrowings under our Senior Credit Facilities.

    Provision for Income Taxes.  The effective income tax rate was 37.5% for the first fiscal nine months of 2004 and 37.7% for the first fiscal nine months of 2003. The difference is primarily driven by a favorable change in the state and local effective tax rate resulting from various legal entity reorganizations and business initiatives.

    Net Income and Earnings Per Share.  Net income was $267.7 million in the first fiscal nine months of 2004, a decrease of $19.1 million from the net income of $286.8 million earned in the first fiscal nine months of 2003. Diluted earnings per share for the first fiscal nine months of 2004 was $2.11 compared to $2.15 for the first fiscal nine months of 2003, on 6.7% fewer shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal capital requirements have been to fund acquisitions, pay dividends, working capital needs, capital expenditures and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations and expansion. As of October 2, 2004, total cash and cash equivalents were $45.9 million, a decrease of $304.1 million from the $350.0 million reported as of December 31, 2003.

    Operating activities provided $84.7 million and $76.5 million in the first fiscal nine months of 2004 and 2003, respectively. The increase was primarily due to higher levels of non-cash expenses such as depreciation, amortization and deferred taxes in the current period. Accounts receivable experienced a higher increase during the current period due to seasonal increases in the acquired Kasper and Maxwell businesses and payments of acquired Maxwell accrued expenses (including employee termination payments and payments to settle all outstanding Maxwell employee stock options) caused a larger decrease in accrued expenses in the current period over the prior period. Accounts payable increased in the current period compared to a decrease in the prior period primarily due to higher accrued inventory purchases in the acquired Kasper businesses.

    Investing activities used $324.9 million and $62.6 million in the first fiscal nine months of 2004 and 2003, respectively. The decrease was primarily due to payments related to the Maxwell acquisition.

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

    Financing activities used $63.7 million in the first fiscal nine months of 2004. The primary uses of cash were to redeem our outstanding Zero Coupon Notes and 7.50% Senior Notes due 2004, repurchase our common stock and pay dividends to our common shareholders. Financing activities used $103.6 million in the first fiscal nine months of 2003, primarily to repurchase our common stock.

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

    We repurchased $163.1 million and $92.1 million of our common stock on the open market during the first fiscal nine months of 2004 and 2003, respectively. As of October 2, 2004, a total of $826.8 million had been expended under announced programs to acquire up to $900.0 million of such shares. On October 27, 2004 we announced that our Board of Directors had authorized an additional $100.0 million of share repurchases, bringing the aggregate total to $1.0 billion under our repurchase programs. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition. Proceeds from the issuance of common stock to our employees exercising stock options amounted to $32.6 million and $10.0 million in the first fiscal nine months of 2004 and 2003, respectively.

    At October 2, 2004, we had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.5 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for a $500.0 million three-year revolving credit facility (which was reduced from $700.0 million in June 2004 and expires in June 2006) and a $1.0 billion five-year revolving credit facility (which replaced a similar $700.0 million five-year revolving credit facility in June 2004). At October 2, 2004, $132.0 million in cash borrowings were outstanding under the three-year revolving credit facility and $890.0 million was outstanding under our five-year revolving credit facility (comprised of $600.0 million in cash borrowings and $290.0 million in outstanding letters of credit). Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require us to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on our ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers and pay dividends.

    In addition to these committed facilities, we have unsecured uncommitted lines of credit for the purpose of issuing letters of credit and bankers' acceptances for Kasper and Maxwell. As of October 2, 2004, $102.6 million in letters of credit were outstanding under these lines of credit.

    At October 2, 2004, we also had a C$15.0 million unsecured line of credit in Canada, under which no amounts were outstanding.

    On July 8, 2004, we completed the acquisition of Maxwell. The aggregate cash purchase price was $352.9 million, which included $23.25 for each outstanding share of Maxwell (for a total of $345.8 million). On December 1, 2003, we completed the acquisition of Kasper. The aggregate cash purchase price was $259.5 million, of which $37.8 million was paid in the first fiscal quarter of 2004.

    On October 27, 2004, we announced that the Board of Directors had declared a quarterly cash dividend of $0.10 per share to all common stockholders of record as of November 10, 2004 for payment on November 24, 2004.

    We have two joint ventures with HCL Technologies Limited to provide us with computer consulting, programming and associated support services. As of October 2, 2004, we have committed to purchase $12.0 million in services from these joint venture companies through June 30, 2007.

    We also have a joint venture with Sutton Developments Pty. Ltd. ("Sutton") to operate retail locations in Australia. We have unconditionally guaranteed up to $7.0 million of borrowings under the joint venture's uncommitted credit facility and up to $0.4 million of presettlement risk associated with foreign exchange transactions. Sutton is required to reimburse us for 50% of any payments made under these guarantees. At October 2, 2004, the outstanding balance subject to these guarantees was approximately $0.7 million.

    We believe that funds generated by operations, proceeds from the issuance of notes, the Senior Credit Facilities and the Kasper, Maxwell and Canadian lines of credit will provide the financial resources sufficient to meet our foreseeable working capital, dividend, capital expenditure and stock repurchase requirements and fund our contractual obligations and our contingent liabilities and commitments.

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

    The primary interest rate exposures on floating rate financing arrangements are with respect to United States and Canadian short-term interest rates. We had approximately $1.5 billion in variable rate credit facilities at October 2, 2004.

    At October 2, 2004, we had outstanding foreign exchange contracts for Jones Apparel Group Canada Inc. to purchase a total of US$8.0 million through January 2005. We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. We are exposed to credit-related losses if the counterparty to the financial instruments fails to perform its obligations. However, we do not expect the counterparty, which presently has high credit ratings, to fail to meet its obligations.

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

    On October 2, 2003, Ms. Nemerov filed a motion to stay our claims against her and to compel arbitration of those claims. We opposed that motion. Additionally, on October 2, 2003, Polo served a motion on us to dismiss our breach of contract claim, and to stay our claim regarding inducement of Ms. Nemerov's breach of her employment agreement pending the outcome of arbitration. On July 8, 2003, we served papers opposing Nemerov's motion. On July 25, 2003, we served papers opposing Polo's motion and also served upon Polo a motion seeking summary judgment in Polo's action for a declaratory judgment. On August 12, 2003, Polo filed a cross-motion for summary judgment in that action.

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

    The Court also denied Nemerov's motion to compel arbitration of our claim against her for inducing Polo to breach the Lauren Agreements, but granted her motion to compel arbitration of our remaining claims against her. The Court granted Polo's motion for a stay of proceedings relating to our claim against Polo for inducing Nemerov to breach her employment agreement while those claims are arbitrated by us and Nemerov. We dismissed our claims against Nemerov in the litigation and are pursuing our claims against her in the arbitration.

    Polo and Nemerov have appealed from these rulings. In addition, Polo filed a motion for leave to reargue and to renew its previous motions to dismiss and for summary judgment, which we opposed. On April 16, 2004, the Court heard oral argument on Polo's motion. On August 16, 2004, the court denied Polo's motions to reargue and renew its previous motions. Polo has appealed from this ruling.

    On May 12, 2004, we initiated a Demand for Arbitration with the American Arbitration Association against Ms. Nemerov. The demand alleges Ms. Nemerov breached her employment agreement with us, violated her fiduciary duties and converted our property. Ms. Nemerov has denied these allegations and asserted counterclaims for defamation and breach of the non-disparagement and indemnification clauses of her employment agreement. On August 24, 2004, we amended our demand to add a claim for misappropriation of trade secrets. Ms. Nemerov continues to deny our claims and to pursue her counterclaims.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

    The following table sets forth the repurchases of our common stock for the fiscal quarter ended October 2, 2004.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 4, 2004 to July 31, 2004	438,000	$36.98	438,000	$135,644,508
August 1, 2004 to August 28, 2004	1,712,000	$36.50	1,712,000	$73,157,377
August 29, 2004 to October 2, 2004	-	-	-	$73,157.377
Total	2,150,000	$36.60	2,150,000	$73,157,377

    These repurchases were made under programs announced on July 29, 2003 for $150.0 million and July 27, 2004 for $100.0 million. While neither plan has an expiration date, the $150.0 million limit under the July 29, 2003 program was reached during August 2004.

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

    See Exhibit Index.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JONES APPAREL GROUP, INC.
(Registrant)

Date: November 1, 2004	By /s/ Peter Boneparth PETER BONEPARTH Chief Executive Officer By /s/ Wesley R. Card WESLEY R. CARD Chief Operating and Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32+	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________
* Filed herewith.
+ Furnished herewith.