Form 10-K
period 2004-12-31
JONES APPAREL GROUP INC
filed 2005-02-25
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission file number 1-10746

JONES APPAREL GROUP, INC.
 (Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	06-0935166 (I.R.S. Employer Identification No.)

250 Rittenhouse Circle, Bristol, Pennsylvania (Address of principal executive offices)	19007 (Zip Code)

Registrant's telephone number, including area code: (215) 785-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.01 par value	Name of each exchange on which registered New York Stock Exchange, Inc.

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

    The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the registrant's common stock as reported on the New York Stock Exchange composite tape on July 2, 2004, was approximately $4,858,157,435.

    As of February 23, 2005, 122,413,858 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:

Document	Part
Those portions of the registrant's proxy statement for the registrant's 2005 Annual Meeting of Stockholders (the "Proxy Statement") that are specifically identified herein as incorporated by reference into this Form 10-K.	III

DEFINITIONS

    As used in this Report, unless the context requires otherwise, "our," "us" and "we" means Jones Apparel Group, Inc. and consolidated subsidiaries, "Sun" means Sun Apparel, Inc., "Nine West Group" means Nine West Group Inc., "Nine West" means Nine West Footwear Corporation, "Victoria" means Victoria + Co Ltd., "Judith Jack" means Judith Jack, LLC, "McNaughton" means McNaughton Apparel Group Inc., "Gloria Vanderbilt" means Gloria Vanderbilt Apparel Corp. (acquired April 8, 2002), "l.e.i." means R.S.V. Sport, Inc. and its related companies (acquired August 15, 2002), "Kasper" means Kasper, Ltd. (acquired December 1, 2003), "Maxwell" means Maxwell Shoe Company Inc. (acquired July 8, 2004), "Barneys" means Barneys New York, Inc. (acquired December 20, 2004), "FASB" means the Financial Accounting Standards Board, "SFAS" means Statement of Financial Accounting Standards and "SEC" means the United States Securities and Exchange Commission.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

    This Report includes, and incorporates by reference, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding our expected financial position, business and financing plans are forward-looking statements. The words "believes," "expects," "plans," "intends," "anticipates" and similar expressions identify forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of national and regional economic conditions, lowered levels of consumer spending resulting from a general economic downturn or generally reduced shopping activity caused by public safety concerns, the performance of our products within the prevailing retail environment, customer acceptance of both new designs and newly-introduced product lines, financial difficulties encountered by customers, the effects of vigorous competition in the markets in which we operate, the integration of the organizations and operations of any acquired businesses into our existing organization and operations, our foreign operations and manufacturing, our reliance on independent manufacturers, changes in the costs of raw materials, labor and advertising, and our ability to secure and protect trademarks and other intellectual property rights. All statements other than statements of historical facts included in this Report, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in this Report in conjunction with the forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

WEBSITE ACCESS TO COMPANY REPORTS

    Copies of our filings under the Securities Exchange Act of 1934 (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports) are available free of charge on our investor relations website at www.jny.com on the same day they are electronically filed with the SEC.

PART I

ITEM 1. BUSINESS

General

    Jones Apparel Group, Inc. is a leading designer, marketer and wholesaler of branded apparel, footwear and accessories. We also market directly to consumers through our chain of specialty retail and value-based stores, and operate the Barneys chain of luxury stores. Our nationally recognized brands include Jones New York, Evan-Picone, Norton McNaughton, Gloria Vanderbilt, Erika, l.e.i., Energie, Nine West, Easy Spirit, Enzo Angiolini, Bandolino, Joan & David, Mootsies Tootsies, Sam & Libby, Napier, Judith Jack, Kasper, Anne Klein, Albert Nipon, Le Suit and Barneys New York. The Company also markets apparel under the Polo Jeans Company brand licensed from Polo Ralph Lauren Corporation ("Polo"), costume jewelry under the Tommy Hilfiger brand licensed from Tommy Hilfiger Licensing, Inc. ("Hilfiger") and the Givenchy brand licensed from Givenchy Corporation and footwear under the Dockers Women brand licensed from Levi Strauss & Co. Each brand is differentiated by its own distinctive styling, pricing strategy, distribution channel and target consumer. We primarily contract for the manufacture of our products through a worldwide network of quality manufacturers. We have capitalized on our nationally known brand names by entering into various licenses for several of our trademarks, including Jones New York, Evan-Picone, Anne Klein New York, Nine West, Gloria Vanderbilt and l.e.i., with select manufacturers of women's and men's products which we do not manufacture. For more than 30 years, we have built a reputation for excellence in product quality and value, and in operational execution.

    On July 8, 2004, we acquired all the outstanding shares of Maxwell. Maxwell designs and markets casual and dress footwear for women and children under multiple brand names, each of which is targeted to a distinct segment of the footwear market. Maxwell markets its products nationwide to national chains, department stores and specialty retailers. Maxwell offers footwear for women in the moderately priced market segment under the Mootsies Tootsies, Sam & Libby and Dockers Women brands, in the better market segment under the AK Anne Klein and Circa Joan & David brands and in the bridge segment under the Joan and David and Albert Nipon brands. Maxwell also sells moderately priced children's footwear under both the Mootsies Tootsies and Sam & Libby brands and licenses the J. G. Hook trademark from J. G. Hook, Inc. to source and develop private label products for retailers who require brand identification.

    On December 20, 2004, we acquired 100% of the common stock of Barneys. Barneys is a luxury retailer that provides its customers with a wide variety of merchandise across a broad range of prices, including a diverse selection of Barneys label merchandise. Barneys' preferred arrangements with established and emerging designers, combined with creative merchandising, store designs and displays, advertising campaigns, publicity events and emphasis on customer service, has positioned it as a leading retailer of men's and women's fashion, cosmetics, jewelry and home furnishings. Barneys complements its merchandise offerings from designers such as Giorgio Armani, Manolo Blahnik, Marc Jacobs, Prada, Jil Sander and Ermenegildo Zegna with a diverse selection of Barneys label merchandise, including ready-to-wear apparel, handbags, shoes, dress shirts, ties and sportswear. Barneys label merchandise is manufactured by independent third parties according to Barneys' specifications and is of comparable quality to the designer merchandise.

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

Wholesale Better Apparel

    Our brands cover a broad array of categories for the women's markets; we also provide Polo Jeans Company apparel to the men's markets. Within those brands, various product classifications include career and casual sportswear, jeanswear, dresses, suits, and a combination of all components termed lifestyle collection. We also produce a collection of sportswear under the Anne Klein New York brand and suits under the Albert Nipon brand that are priced for the bridge market. Career and casual sportswear are marketed as individual items or groups of skirts, pants, shorts, jackets, blouses, sweaters and related accessories which, while sold as separates, are coordinated as to styles, color schemes and fabrics, and are designed to be worn together. New collections are introduced in the four principal selling seasons - Spring, Summer, Fall and Holiday. Each season is comprised of a series of individual items or groups which have systematically spaced shipment dates to ensure a fresh flow of goods to the retail floor. In addition, certain labels offer key item styles, which are less seasonal in nature, on a replenishment basis (which ship generally within three to five days from receipt of order).

    The following table summarizes selected aspects of the products sold under both our brands and licensed brands:

	Label	Product Classification	Retail Price Points
Jones New York Labels Skirts, blouses, pants, jackets, sweaters, jeanswear, suits, dresses, casual tops, outerwear, shorts	Jones New York Jones New York Signature Jones New York Sport Jones Jeans Jones New York Country Jones New York Dress Jones New York Suit	Collection Sportswear Lifestyle Casual Sportswear Casual Sportswear Lifestyle Dresses Suits	$20 - $420
Nine West Labels Skirts, blouses, pants, jackets, sweaters, dresses, outerwear, shorts, casual tops	Nine West Easy Spirit	Lifestyle Lifestyle	$20 - $259
Anne Klein Labels Skirts, blouses, pants, jackets, sweaters, vests, dresses, casual tops	Anne Klein New York AK Anne Klein AK Sport Anne Klein Dress	Collection Sportswear Collection Sportswear Casual Sportswear Dresses	$55 - $2,495 $29 - $1,081 $10 - $80 $160 - $360
Other Labels Skirts, blouses, pants, jackets, sweaters, suits, dresses	Kasper Albert Nipon Evan-Picone Dress Le Suit	Suits, Dresses, Sportswear Suits Dresses Suits	$39 - $521 $262 - $1,174 $69 - $159 $100 - $342
Labels Under License Skirts, t-shirts, pants, jackets, dresses, sweaters, jeanswear	Polo Jeans Company	Casual Sportswear	$20 - $849

Wholesale Moderate Apparel

    Our brands cover a broad array of categories for the women's, juniors and girls markets. Within those brands, various product classifications include career and casual sportswear, jeanswear, dresses, suits, and a combination of all components termed lifestyle collection. Career and casual sportswear are marketed as individual items or groups of skirts, pants, shorts, jackets, blouses, sweaters and related accessories which, while sold as separates, are coordinated as to styles, color schemes and fabrics, and are designed to be worn together. New collections are introduced in the four principal selling seasons - Spring, Summer, Fall and Holiday. Each season is comprised of a series of individual items or groups which have scheduled shipment dates to ensure a fresh flow of goods to the retail floor. In addition, certain labels offer key item styles, which are less seasonal in nature, on a replenishment basis (which ship generally within three to five days from receipt of order).

    The following table summarizes selected aspects of the products sold under our brands:

	Label	Product Classification	Retail Price Points
Jones New York Labels Skirts, blouses, jackets, sweaters, casual tops	Jones Wear Jones Wear Sport	Collection Sportswear Casual Sportswear	$20 - $150
Nine West Labels Skirts, blouses, jackets, sweaters, casual tops	Nine & Company Bandolino	Lifestyle Casual Sportswear	$16 - $260
McNaughton Labels Skirts, blouses, jackets, sweaters, casual tops	Norton McNaughton Maggie McNaughton	Collection Sportswear Collection Sportswear	$29 - $103
Gloria Vanderbilt Labels Skirts, blouses, shorts, jackets, sweaters, jeanswear, capris, casual tops	Gloria Vanderbilt	Lifestyle	$36 - $65
Other Labels Skirts, blouses, pants, jackets, sweaters, jeanswear, dresses, casual tops and bottoms	Evan-Picone Energie Erika l.e.i. Jeanstar A|Line Pappagallo Rena Rowan Glo/Glo Girls	Lifestyle Casual Sportswear Casual Sportswear Casual Sportswear Casual Sportswear Casual Sportswear Casual Sportswear Career Sportswear Casual Sportswear	$6 - $104

    In addition to the products sold under these brands, we provide design and manufacturing resources to certain retailers to develop moderately-priced product lines to be sold under private labels.

Wholesale Footwear and Accessories

    Our wholesale footwear and accessories operations include the sale of both brand name and private label footwear, handbags, small leather goods and costume, semi-precious, sterling silver, and marcasite jewelry. The following table summarizes selected aspects of the products sold under both our brands and licensed brands:

Label	Product Classification	Retail Price Points
		Shoes	Boots
Footwear
Bridge labels
Joan & David	Sophisticated Classics	$175 - $225	$325 - $379
Albert Nipon	Sophisticated Classics	$129 - $169	$229 - $329
Garolini	Sophisticated/Contemporary	$110 - $140	$180 - $250
Better labels
Nine West	Contemporary	$49 - $85	$89 - $199
Enzo Angiolini	Sophisticated Classics	$60 - $115	$99 - $289
AK Anne Klein	Modern Classics	$59 - $75	$139 - $159
Circa Joan & David	Sophisticated Classics	$59 - $98	$119 - $189
Upper Moderate labels
Bandolino	Modern Classics	$49 - $69	$79 - $149
Easy Spirit	Comfort/Fit, Active, Sport/Casuals	$49 - $89	$69 - $129
Moderate labels
Nine & Company	Contemporary	$40 - $50	$59 - $99
Westies	Contemporary	$39 - $49	$59 - $99
Pappagallo	Lifestyle	$29 - $49	-
Gloria Vanderbilt	Lifestyle	$30 - $45	$43 - $50
Mootsies Tootsies	Lifestyle	$25 - $35	$30 - $46
Mootsies Tootsies Kids	Children's	$15 - $30	$35 - $40
Sam & Libby	Contemporary	$39 - $49	$49 - $69
Sam & Libby Kids	Children's	$20 - $41	$40 - $60
Dockers Women	Lifestyle	$40 - $55	$40 - $76

Label	Product Classification	Retail Price Points
Accessories
Bridge Labels
Jones New York	Handbags	$28 - $188
Anne Klein New York	Handbags	$50 - $320
Judith Jack	Marcasite and Sterling Silver Jewelry	$30 - $688
Better Labels
Nine West	Handbags, Luggage, Small Leather Goods and Costume Jewelry	$10 - $100
Givenchy	Costume and Fashion Jewelry	$20 - $295
Tommy Hilfiger	Juniors Costume Jewelry	$14 - $160
Upper Moderate Labels
Easy Spirit	Costume Jewelry	$18 - $60
Bandolino	Handbags	$48 - $138
Moderate Labels
Nine & Company	Handbags, Small Leather Goods and Costume Jewelry	$10 - $42
Gloria Vanderbilt	Handbags, Small Leather Goods and Costume Jewelry	$10 - $36
A|Line	Handbags and Small Leather Goods	$16 - $42
Napier	Costume Jewelry	$8 - $135
l.e.i.	Juniors Costume Jewelry	$6 - $15

Retail

    We market apparel, footwear and accessories directly to consumers through our specialty retail stores operating in malls and urban retail centers, our various value-based ("outlet") stores and, with the acquisition of Barneys, luxury stores located in major urban locations. We constantly evaluate both the opportunities for new locations and the results of underperforming locations for possible modification or closure.

    Specialty Retail Stores. At December 31, 2004, we operated a total of 402 specialty retail stores. These stores sell either footwear and accessories or apparel (or a combination of these products) primarily under their respective brand names. Our Nine West, Easy Spirit, Enzo Angiolini and Bandolino retail stores offer selections of exclusive products not marketed to our wholesale customers. Certain of our specialty retail stores also sell products licensed by us, including belts, legwear, outerwear, watches and sunglasses.

    The following table summarizes selected aspects of our specialty retail stores at December 31, 2004. Of these stores, 393 are located within the United States, five are located in the United Kingdom and four are located in Canada. In addition to the stores listed in the table, we participate in a joint venture that operates 29 specialty stores in Australia under the Nine West and Enzo Angiolini names.

			Retail Price Range				Average store size (square feet)
	Number of locations	Brands offered	Shoes and Boots	Accessories	Apparel	Type of locations
Nine West	215	Primarily Nine West	$15 -$250	$3 - $400	$44 - $1,000	Upscale and regional malls and urban retail centers	1,661
Easy Spirit	137	Primarily Easy Spirit	$29 - $149	$4 - $140	$39 - $159	Upscale and regional malls and urban retail centers	1,389
Enzo Angiolini	18	Primarily Enzo Angiolini	$24 - $229	$6 - $215	$129 - $259	Upscale malls and urban retail centers	1,497
Bandolino	22	Primarily Bandolino	$34 - $189	$10 - $79	$36 - $199	Urban retail locations and regional malls	1,241
Apparel	10	Various	-	-	$10 - $399	Urban retail locations and regional malls	2,848

    Luxury stores. At December 31, 2004, we operated three Barneys New York flagship stores in prime retail locations in New York City, Beverly Hills and Chicago. The flagship stores, which average 136,667 square feet, establish and promote Barneys New York as a leading retailer of men's and women's fashion. These stores offer customers a wide variety of merchandise, including apparel, accessories, cosmetics and items for the home, catering to affluent, fashion-conscious customers. We also seek to ensure that the ambience of our flagship stores reflects the luxury and distinct style of the merchandise that we sell. The flagship stores in New York and Beverly Hills also include restaurants managed by third-party contractors.

    At December 31, 2004, we operated three Barneys New York regional stores in Manhasset, NY, Seattle, WA and Chestnut Hill, MA. The regional stores, which average 12,133 square feet, provide a limited selection of the merchandise offered in the flagship stores and cater to similar customers as our flagship stores in more localized markets.

    At December 31, 2004, we operated three Barneys New York CO-OP stores in New York City and one in Miami. These free-standing stores, which average 7,569 square feet, are an extension of the CO-OP departments in our flagship stores and focus on providing customers with a selection of high-end, contemporary, urban casual apparel and accessories, often at price points that are slightly lower than our non-CO-OP merchandise. CO-OP stores provide us with the opportunity to develop one of Barneys' fastest growing merchandise categories in a less capital intensive manner, relative to Barneys' other luxury stores. These stores give us the opportunity to enter new markets and expand in our existing markets, while broadening our client base by targeting the younger designer customer. In addition, since we will be attracting our Barneys customer earlier in their life cycle, we also believe this format can serve as the initial entree for the shopper who will ultimately develop into our regional and flagship store customer. Similar to our CO-OP departments, our CO-OP stores offer merchandise from established and emerging designers, as well as our Barneys label.

    Outlet Stores. At December 31, 2004, we operated a total of 625 outlet stores. Our shoe stores focus on breadth of product line, as well as value pricing, and offer a distribution channel for our residual inventories. The majority of the shoe stores' merchandise consists of new production of current and proven prior season's styles, with the remainder of the merchandise consisting of discontinued styles from our specialty retail footwear stores and wholesale divisions. The apparel stores focus on breadth of product line, customer service and value pricing. In addition to our brand name merchandise, these stores also sell merchandise produced by our licensees. The Barneys New York outlet stores leverage the Barneys New York brand to reach a wider audience by providing a lower priced version of the sophistication, style and quality of the retail experience provided in the luxury stores and also provide a clearance vehicle for residual merchandise from the luxury stores.

    The following table summarizes selected aspects of our outlet stores at December 31, 2004. Of these stores, 606 are located within the United States and its territories and 19 are located in Canada. In addition to the stores listed in the table, we participate in a joint venture that operates five outlet stores in Australia under the Nine West name.

	Number of locations	Brands offered	Type of locations	Average store size (square feet)
Nine West	143	Primarily Nine West	Manufacturer outlet centers	2,821
Jones New York	157	Primarily Jones New York, Jones New York Sport and Jones New York Country	Manufacturer outlet centers	3,724
Easy Spirit	109	Primarily Easy Spirit	Manufacturer outlet centers	3,998
Stein Mart (leased footwear departments)	104	All Company footwear brands	Strip centers	2,646
Kasper	81	Primarily Kasper	Manufacturer outlet centers	2,618
Anne Klein	19	Primarily Anne Klein	Manufacturer outlet centers	2,689
Barneys New York	11	Various	Manufacturer outlet centers	7,084
Joan & David	1	Primarily Joan & David	Manufacturer outlet center	2,202

    We also operate four Barneys New York warehouse sale events annually, one each spring and fall season in both New York and Santa Monica, California. The warehouse sale events provide another vehicle for liquidation of end of season residual merchandise, as well as a low cost extension of the Barneys New York brand to a wider audience. The events attract a wide range of shoppers, mostly bargain hunters who value quality and fashion.

Licensed Brands

    As a result of the acquisition of Sun, we obtained the right to sell Polo Jeans Company products under long-term license and design agreements which Sun entered into with Polo in 1995 (collectively, the "Polo Jeans License"). Under the Polo Jeans License, Polo has granted us an exclusive license for the design, manufacture and sale of men's and women's jeanswear, sportswear, and related apparel under the Polo Jeans Company by Ralph Lauren trademarks in the United States, its territories and Mexico. The agreements expire on December 31, 2010 and may be renewed by us in five-year increments for up to 20 additional years, provided that we achieve certain minimum sales levels. Renewal of the Polo Jeans License after 2010 requires a one-time payment by us of $25.0 million or, at our option, a transfer of a 20% interest in our Polo Jeans Company business to Polo (with no fees required for subsequent renewals). Polo also has an option, exercisable on or before June 1, 2010, to purchase our Polo Jeans Company business at the end of 2010 for a purchase price, payable in cash, equal to 80% of the then fair value of the business as a going concern, assuming continuation of the Polo Jeans License through 2030. The agreements provide for the payment by us of a percentage of net sales against guaranteed minimum royalty and design service payments as set forth in the agreements.

    As a result of the acquisition of Victoria, we obtained the exclusive license to produce and sell costume jewelry in the United States and Canada under the Tommy Hilfiger trademark pursuant to an agreement with Hilfiger. This agreement expires on March 31, 2008. The agreement provides for payment by us of a percentage of net sales against guaranteed minimum royalty and advertising payments as set forth in the agreement. We also obtained the exclusive license to produce, market and distribute costume jewelry in the

United States, Canada, Mexico and Japan under the Givenchy trademark pursuant to an agreement with Givenchy, which expires on December 31, 2005. The agreement provides for the payment by us of a percentage of net sales against guaranteed minimum royalty and advertising payments as set forth in the agreement.

    As a result of the acquisition of Maxwell, we obtained the exclusive license to produce and sell women's footwear under the Dockers Women trademark in the United States (including its territories and possessions) pursuant to an agreement with Levi Strauss & Co. and a license to design, develop and market women's and children's shoes under the J. G. Hook and Hook Sport brand names pursuant to an agreement with J. G. Hook, Inc. These agreements expire in December 2005 and December 2006, respectively. The agreements provide for the payment by us of a percentage of net sales against guaranteed minimum royalty payments as set forth in the agreements.

Design

    Our apparel product lines have design teams that are responsible for the creation, development and coordination of the product group offerings within each line. We believe our design staff is recognized for its distinctive styling of garments and its ability to update fashion classics with contemporary trends. Our apparel designers travel throughout the world for fabrics and colors, and stay continuously abreast of the latest fashion trends. In addition, we actively monitor the retail sales of our products to determine and react to changes in consumer trends.

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

    Our footwear and accessories product lines are developed by a combination of our own design teams and third-party designers, which independently interpret global lifestyle, clothing, footwear and accessories trends. To research and confirm such trends, the teams travel extensively in Asia, Europe and major American markets, conduct extensive market research on retailer and consumer preferences, and subscribe to fashion and color information services. Each team presents styles that maintain each brand's distinct personality. Samples are refined and then produced. After the samples are evaluated, lines are modified further for presentation at each season's shoe shows and accessory markets.

    Our jewelry brands are developed by separate design teams. Each team presents styles that maintain each brand's distinct personality. A prototype is developed for each new product where appropriate. Most prototypes are produced by our contractors based on technical drawings that we supply. These prototypes are reviewed by our product development team, who negotiate costs with the contractors. After samples are evaluated and cost estimates are received, the lines are modified as needed for presentation for each selling season.

    We complement the designer merchandise in our luxury stores with a diverse selection of comparable quality Barneys label merchandise, including ready-to-wear apparel, handbags, shoes, dress shirts, ties and sportswear. Barneys label merchandise is manufactured by independent third parties according to our specifications. We are intensively involved in all aspects of the design and manufacture of this collection.

    In accordance with standard industry practices for licensed products, we have the right to approve the concepts and designs of all products produced and distributed by our licensees. Similarly, Polo Ralph Lauren provides design services to us for our licensed products and has the right to approve our designs for the Polo Jeans Company product line. Hilfiger, Givenchy and Levi Strauss & Co. also provide design services to us for our licensed products and have the right to approve our designs for the Tommy Hilfiger, Givenchy and Dockers Women product lines, respectively.

Manufacturing and Quality Control

Apparel

    Apparel sold by us is produced in accordance with our design, specification and production schedules through an extensive network of independent factories located in the United States and its territories, Mexico, China and other locations throughout the world. We also operate manufacturing facilities of our own in Mexico. Approximately 18% of our apparel products were manufactured in the United States and Mexico and 82% in other parts of the world (primarily Asia) during 2004. We source a portion of our products in Central America, enabling us to take advantage of shorter lead times than other offshore locations due to proximity. Sourcing in this region enables us to utilize exemptions under "807" customs regulations, which provide that certain articles assembled abroad from United States components are exempt from United States duties on the value of these components.

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

    Our comprehensive quality control program is designed to ensure that raw materials and finished goods meet our exacting standards. Substantially all of the fabric purchases for garments manufactured domestically, in Mexico and in Central America are inspected upon receipt in either our warehouse facilities (where they are stored prior to shipment for cutting) or at the contractor's warehouse. Fabrics for garments manufactured offshore are inspected by either independent inspection services or by our contractors upon receipt in their warehouses. Our quality control program includes inspection of both prototypes of each garment prior to cutting by the contractors and a sampling of production garments upon receipt at our warehouse facilities to ensure compliance with our specifications.

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

    We do not have long-term arrangements with any of our suppliers. We have experienced little difficulty in satisfying our raw material requirements and consider our sources of supply adequate. Products have historically been purchased from foreign manufacturers in pre-set United States dollar prices, and therefore, we generally have not been adversely affected by fluctuations in exchange rates.

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

Footwear and Accessories

    To provide a steady source of inventory, we rely on long-standing relationships developed by Nine West and Maxwell with footwear manufacturers in Asia and Brazil, by Nine West with accessories manufacturers in Asia and by Victoria with jewelry manufacturers in Asia. We work through independent buying agents for footwear and our own offices for accessories and jewelry. Allocation of production among our manufacturing resources is determined based upon a number of factors, including manufacturing capabilities, delivery requirements and pricing.

    During 2004, approximately 88% of our footwear products were manufactured by independent footwear manufacturers located in Asia (primarily China) and approximately 12% were manufactured by independently owned footwear manufacturers in Brazil. Our handbags and small leather goods are sourced through our own buying offices in Korea, China and Hong Kong, which utilize independent third party manufacturers located primarily in China. Products have historically been purchased from the Brazilian and Asian manufacturers in pre-set United States dollar prices, and therefore, we generally have not been adversely affected by fluctuations in exchange rates. We do not have contracts with any of our footwear, handbag or small leather goods manufacturers but, with respect to footwear imported from Brazil and China, we rely on established relationships with our Brazilian and Chinese manufacturers directly and through our independent buying agents. For footwear, quality control reviews are done on-site in the factories by our third-party buying agents primarily to ensure that material and component qualities and fit of the product are in accordance with our specifications. For accessories, quality control reviews are done on-site in the factories by our own locally-based inspection technicians. Our quality control program includes approval of prototypes, as well as approval of final production samples to ensure they meet our high standards.

    We believe that our relationships with our Brazilian and Chinese manufacturers provide us with a responsive and adequate source of supply of our products and, accordingly, give us a significant competitive advantage. We also believe that purchasing a significant percentage of our products in Brazil and China allows us to maximize production flexibility while limiting our capital expenditures, work-in-process inventory and costs of managing a larger production work force. Because of the sophisticated manufacturing techniques of footwear manufacturers, individual production lines can be quickly changed from one style to another, and production of certain styles can be completed in as few as four hours, from uncut leather to boxed footwear.

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

    We do not have contracts with any of our jewelry manufacturers but rely on long-standing relationships, principally with third-party Asian manufacturers. We also have our own manufacturing facility to satisfy demand for products manufactured domestically (such as cosmetic containers) and to provide product samples, prototypes, small quantities of test merchandise and a small amount of production capacity in the event of a disruption of certain outsourced manufacturing. Victoria has historically experienced little difficulty in satisfying finished goods requirements, and we consider their source of supplies adequate. Products have historically been purchased from Asian manufacturers in pre-set United States dollar prices, and therefore, we generally have not been adversely affected by fluctuations in exchange rates.

    During 2004, our jewelry products were manufactured primarily by independently-owned jewelry manufacturers in Asia. We believe that the quality and cost of products manufactured by our suppliers provide us with the ability to remain competitive. Sourcing the majority of our products enables us to better control costs and avoid significant capital expenditures, work in process inventory, and costs of managing a larger production workforce. Victoria's history as manufacturers gives them the requisite experience and knowledge to manage their vendors effectively.

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

Workplace Compliance Program

    We have an active program in place to monitor compliance by our contract manufacturers (in all product categories) with the Jones Apparel Group Standards for Contractors and Suppliers ("Factory Standards"). In 1996, we became a participant in the United States Department of Labor's Apparel Manufacturer's Compliance Program Agreement. Under that agreement, and through independent agreements with domestic and foreign manufacturers that produce products for us, we regularly audit for compliance with our Factory Standards and require corrective action when appropriate. In 2003, we also initiated a more active training program for contractors.

    Our Factory Standards, which we have posted on our website, apply to conditions of employment, such as child labor, wages and benefits, working hours and days off, health and safety conditions in the workplace and housing, forced labor, discrimination, disciplinary practices and freedom of association.

    We have a vigorous factory-auditing program. During 2004, 1,364 audits were conducted (including 915 by independent auditors), including domestic and foreign factories for apparel, footwear, handbag and jewelry products. Our Compliance Auditing staff consists of 15 auditors based in three countries. Thirteen auditors claim English as a second language, and virtually all are multi-lingual and have at least a bachelor's degree from a four-year institution in the United States or abroad. In addition to our own staff, we retain several recognized, unaffiliated workplace compliance audit firms to conduct factory audits on our behalf and to report on such findings, including recommendations for remediation.

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

    Expanding on our introduction in 2003 of a more training-based approach, in 2004 we funded training for an initial period of six months with ten footwear factories. This training is being conducted by a China-based labor compliance consulting organization. It addresses setting up policies and procedures with the factories and communicating their policies and procedures throughout the factory workforce. Examples of their policies and procedures are grievance procedures and hiring, promotion, termination and harassment prevention policies. The ten factories have committed to another six months of additional training, focusing on production planning to reduce the number of working hours. Jones is funding one-half of the second six months of training in these ten factories. In addition to the ten footwear factories, we have funded training for 14 accessories factories for an initial six months that is similar to the footwear factory initial training program. These training programs began in October and November 2004.

    Jones is also providing ongoing support (but not funding) for six apparel factories that have engaged the same China-based labor compliance consulting organization. For 2005, eight additional factories are in the process of engaging the same compliance consulting organization for an initial six months of consulting services.

    Jones utilizes five factories in Lesotho which have been part of an Employee Relations Improvement Program conducted by a local Industrial Relations expert from South Africa. The program was presented at a conference for textile and apparel industries in Lesotho in May 2004, co-hosted by the Commark Trust and the Lesotho National Development Corporation. These five factories and any other factories we may use in Lesotho in the future are eligible for public funding through the Commark Trust to continue the Employee Relations Improvement Program. The Commark Foundation Trust received its initial funding from the UK's Department for International Development.

    In 2003, we funded remediation training for approximately ten factories in Guatemala to address previously unfavorable audit results, specifically verbal harassment of workers. Also at our expense in 2003, a monitor provided an interpersonal relationship training program to workers at two facilities in Vietnam on our behalf, and a general code of conduct informational session for representatives of all footwear factories in China (some of the same factories being visited by the mobile van), bringing in local government representatives to provide detailed information on the local labor code requirements for working hours and wages.

    Obtaining compliance with our Factory Standards is, in many instances, a very challenging process. We deal with many factories in many countries, each with legal systems and cultures far different from those of the United States. Our auditing program invariably reports problems of varying degrees in almost all factories. Our approach, in virtually all cases, has been to attempt to improve conditions through directions to remediate the cited conditions and to conduct follow-up audits, rather than to cease using a given factory, which would assuredly result in severe hardship for the employees working at those factories. We believe that progress and improvement, although incremental, is quite real.

Marketing

    During 2004, no single customer accounted for more than 10% of sales; however, certain of our customers are under common ownership. When considered together as a group under common ownership, sales to seven department store customers currently owned by The May Department Stores Company ("May") accounted for approximately 14% of 2004 sales, and sales to eight department store customers currently owned by Federated Department Stores, Inc. ("Federated") accounted for approximately 12% of 2004 sales. Our ten largest customer groups accounted for approximately 59% of sales in 2004. We believe that purchasing decisions are generally made independently by individual department stores within a commonly controlled group. There has been a trend, however, toward more centralized purchasing decisions. As such decisions become more centralized, the risk to us of such concentration increases. Furthermore, we believe a trend exists among our major customers to concentrate purchasing among a narrowing group of vendors. In addition, in recent years the retail industry has experienced consolidation and other ownership changes. In the future, retailers may have financial problems or consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could increase the concentration of our customers. We attempt to minimize our credit risk from our concentration of customers by closely monitoring accounts receivable balances and shipping levels and the ongoing financial performance and credit status of our customers.

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

    We market our footwear, handbag and small leather goods businesses with certain department stores and specialty retail stores by bringing our retail and sales planning expertise to those retailers. Under this program, members of branded division management who have extensive retail backgrounds work with the retailer to create a "focus area" or "concept shop" within the store that displays the full collection of a single brand in one area. These individuals assist the department and specialty retail stores by: providing advice about appropriate product assortment and product flow; making recommendations about when a product should be re-ordered; providing sales guidance, including the training of store personnel; and developing advertising programs with the retailer to promote sales of our products. In addition, our sales force and field merchandising associates for footwear, handbags and small leather goods recommend how to display our products, assist with merchandising displays and educate store personnel about us and our products. The goal of this approach is to promote high retail sell-throughs of our products. With this approach, customers are encouraged to devote greater selling space to our products, and we are better able to assess consumer preferences, the future ordering needs of our customers, and inventory requirements.

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

    We have national advertising campaigns for the following brands:

  Jones New York Collection, Jones New York Sport and Jones New York Signature (in fashion and lifestyle magazines),
  Nine West (footwear, apparel, handbags, jewelry and licensed products, primarily in fashion magazines),
  Easy Spirit (primarily in fashion, lifestyle, health and fitness magazines),
  Nine & Company (in fashion magazines through co-op advertising efforts),
  Bandolino (in fashion magazines),

  Gloria Vanderbilt (in fashion and trade magazines),
  Glo (in fashion magazines),
  l.e.i. (in lifestyle and fashion magazines and radio),
  Anne Klein New York and AK Anne Klein (in fashion magazines),
  Kasper (in fashion magazines),
  Jeanstar (in fashion magazines) and
  the licensed Polo Jeans Company line (in fashion and lifestyle magazines).

    Given the strong recognition and brand loyalty already afforded our brands, we believe these campaigns will serve to further enhance and broaden our customer base. Except for Polo Jeans Company, our in-house creative services departments oversee the conception, production and execution of virtually all aspects of these activities. We also believe that our retail network promotes brand name recognition and supports the merchandising of complete lines by, and the marketing efforts of, our wholesale customers.

Licensing of Company Brands

    We have entered into various license agreements under which independent licensees either manufacture, market and sell certain products under our trademarks in accordance with designs furnished or approved by us or distribute our products in certain countries where we do not do business. These licenses, the terms of which (not including renewals) expire at various dates through 2015, typically provide for the payment to us of a percentage of the licensee's net sales of the licensed products against guaranteed minimum royalty payments, which typically increase over the term of the agreement. We are also a party to licensing arrangements pursuant to which two retail stores are operated in Japan and a single in-store department is operated in Singapore under the name Barneys New York.

The following table sets forth information with respect to select aspects of our licensing business:

Brand	Category
Jones New York	Men's Accessories and Jewelry (U.S., Canada)
Men's Dress Shirts (U.S.)
Men's Neckwear (Canada)
Men's Neckwear (U.S.)
Men's Tailored Clothing, Dress Shirts, Outerwear, Dress Slacks (Canada)
Men's Tailored Clothing, Formal Wear (U.S.)
Men's Topcoats, Outerwear (U.S.)
Men's Umbrellas, Rain Accessories (U.S.)
Women's Costume Jewelry (Canada)
Women's Leather Outerwear (U.S.)
Women's Optical Eyewear (Aruba, Australia, Canada, Colombia, Costa Rica, Curacao, Cyprus,
    Dominican Republic, Ecuador, El Salvador, Guatemala, Honduras, Kuwait, Lebanon,
    Mexico, Nicaragua, Panama, Philippines, Trinidad, Turkey, South Africa, Sweden)
Women's Outerwear, Rainwear (U.S.)
Women's Outerwear, Wool Coats, Rainwear (Canada)
Women's Scarves, Wraps and Cold Weather Accessories (U.S., Canada)
Women's Sleepwear, Loungewear (U.S., Canada)
Women's Sunglasses (U.S., Canada)
Women's Umbrellas, Rain Accessories (U.S.)
Women's Wool Coats (U.S.)
Kasper	Men's Leather Outerwear (U.S.) Men's Tailored Clothing (U.S., Canada, Mexico)
Evan-Picone	Men's Tailored Clothing, Formal Wear, Topcoats (U.S.) Women's Sheer Hosiery, Casual Legwear (U.S.) Women's Sportswear (Japan)
Albert Nipon	Men's Tailored Clothing (U.S.) Women's Outerwear (U.S.)
A|Line	Costume Jewelry (U.S.) Outerwear, Rainwear (U.S.) Scarves (U.S.) Swimwear (U.S.)

Brand	Category
Anne Klein New York and AK Anne Klein	Anne Klein New York Footwear (worldwide excluding Japan)
AK Anne Klein costume jewelry (U.S.)
Belts (U.S., Canada)
Home Sewing Patterns (worldwide)
Hosiery, Casual Legwear (U.S., Canada)
Outerwear, Wool Coats, Rainwear (U.S.)
Scarves, Cold Weather Accessories, Gloves (U.S., Canada)
Sunglasses, Optical Eyewear (worldwide)
Swimwear (U.S.)
Umbrellas, Rain Accessories (U.S., Canada)
Watches (worldwide)
Men's Outerwear (U.S., Canada, Mexico)
Bed, Bath, Table Linens (U.S., Mexico)
Apparel, Handbags, Belts, Accessories, Costume Jewelry, Footwear, Towels (Japan)
Apparel, Handbags, Accessories (Korea)
Apparel, Handbags, Accessories (Central America, South America, Caribbean, Dominican
    Republic)
Apparel, Handbags, Accessories (Mexico)
Apparel, Handbags, Accessories, Belts (Hong Kong, China, Taiwan, Singapore, Malaysia,
    Thailand, Indonesia, Macau)
Apparel, Handbags, Accessories, Belts, Sleepwear, Casual Legwear (Philippines)
Retail distribution rights for Apparel, Handbags and Small Leather Goods (Turkey)
Retail distribution rights for Apparel, Handbags and Small Leather Goods (Saudi Arabia)
Nine West	Belts (U.S.)
Casual Legwear (U.S., Canada)
Gloves, Cold Weather Accessories (U.S., Canada)
Hats (U.S., Canada)
Leather, Wool, Casual Outerwear, Rainwear (U.S., Canada, Spain)
Luggage (U.S., Canada)
Optical Eyewear (U.S., Bolivia, Brazil, Canada, Chile, China, Colombia, Costa Rica,
    El Salvador, Honduras, Mexico, Netherlands Antilles, Panama, Peru, Venezuela)
Sunglasses (U.S., Canada, Spain)
Watches (U.S., Argentina, Canada, Chile, El Salvador, Guatemala, Israel, Mexico, Panama,
Saudi Arabia, Spain, Turkey, UAE, Venezuela, Hong Kong)
Nine & Company	Belts (U.S.)
Casual Legwear (U.S.)
Gloves, Cold Weather Accessories (U.S.)
Hats (U.S.)
Luggage (U.S.)
Leather, Wool, Casual Outerwear, Rainwear (U.S.)
Sleepwear, Loungewear (U.S.)
Slippers (U.S.)
Sunglasses (U.S.)
Swimwear (U.S.)
Watches (U.S.)
Easy Spirit	Slippers (U.S., Canada)
Enzo Angiolini	Sunglasses (U.S.)
Calico	Footwear (U.S.)
Gloria Vanderbilt	Costume Jewelry (Canada)
Knit Tops, Bottoms, ActiveWear, Performance ActiveWear (U.S.)
Scarves, Gloves, Cold Weather Accessories (U.S., Canada)
Sleepwear, Daywear, Loungewear (U.S., Canada)
Sweaters (U.S.)
Swimwear (U.S.)
Watches (U.S.)
Wool, Leather, Casual Outerwear, Rainwear (U.S.)
Woven Shirts (U.S.)
Infants', Toddlers' and Children's (4-6x) Apparel (U.S., Canada)
Bath Towels, Decorative Bedding, Decorative Bath, Bath/Accent Rugs, Pillows, Mattress
    Pads and Pillow Protectors (U.S.)
Women's, Girls' (4-18), Infants' and Toddlers' Apparel and Accessories (Canada)

Brand	Category
Vanderbilt for Boys and Vanderbilt for Men	Men's, Boys' (4-18), Infants' and Toddlers' Apparel and Accessories (Canada)
Glo	Infants', Toddlers' and Children's (4-6x) Apparel (U.S.) Swimwear (U.S.)
Energie	Men's Denim & Sportswear (U.S.)
Joan & David	Retail distribution rights for Apparel, Footwear and Handbags (Hong Kong, Taiwan, Japan, United Kingdom, Singapore, France, Thailand, Spain, Italy, China)
Mootsies Tootsies	Women's and Girls' Hosiery and Casual Legwear (U.S., Canada, Mexico)
Sam & Libby	Men's, Women's and Children's Slippers and Sandals (U.S.)
l.e.i.	Casual Legwear (U.S.)
Children's Apparel (U.S.)
Footwear (U.S., Canada)
Handbags, Belts, Accessories, Cold Weather Accessories (U.S., Canada)
Hats (U.S., Canada)
Intimate Apparel (U.S.)
Outerwear (U.S.)
Sunglasses (U.S., Canada)
Swimwear (U.S., Canada)
Watches (U.S., Canada)
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
Nine West, Enzo Angiolini, NW Nine West and Easy Spirit retail locations and wholesale distribution rights for Nine West, Enzo Angiolini, NW Nine West and Easy Spirit footwear and accessories (Hong Kong, Indonesia, Japan, Korea, Macau, Malaysia, the
    People's Republic of China, the Philippines, Singapore, Taiwan, Thailand)
Nine West retail locations and wholesale distribution rights for Nine West footwear and accessories (South Africa)
Nine West, Enzo Angiolini and Westies retail locations, wholesale distribution rights for
    Nine West footwear and accessories and Enzo Angiolini and Westies footwear and manufacturing rights for Westies footwear (Mexico)
Nine West retail locations (Turkey)
Nine West and Easy Spirit retail locations and wholesale distribution rights for Nine West and Easy Spirit footwear and accessories (Israel)
Nine West and Easy Spirit retail locations, wholesale distribution rights for Nine West, Enzo
    Angiolini, Easy Spirit, Bandolino, Nine & Company and Westies footwear and accessories and AK Anne Klein, Circa Joan & David, Sam & Libby and Mootsies Tootsies footwear
    (Canada)
Nine West retail locations (the United Kingdom, Ireland, the Channel Islands) and
    wholesale distribution rights for Nine West and NW Nine West footwear and accessories and Easy Spirit footwear (the United Kingdom, Ireland, the Channel Islands, Norway,
    Denmark, Sweden, Finland, Iceland, Belgium, the Netherlands, Luxembourg)
Nine West retail locations and wholesale distribution rights for Nine West and Enzo Angiolini footwear and accessories (Spain)
Wholesale distribution rights for Nine West and Napier costume jewelry (Canada)

Trademarks

    We utilize a variety of trademarks which we own, including Jones New York, Jones New York Signature, Jones New York Sport, Jones Wear, Jones New York Country, Jones Jeans, Jones Studio, Evan-Picone, Norton McNaughton, Maggie McNaughton, Norton Studio, Erika, Energie, Nine West, Easy Spirit, Enzo Angiolini, Bandolino, Banister, Nine & Company, Westies, Joan & David, Mootsies Tootsies, Sam & Libby, Napier, Richelieu, Judith Jack, Gloria Vanderbilt, Glo, l.e.i., Albert Nipon, Anne Klein, Anne Klein New York, AK Anne Klein, A|Line, Kasper, Le Suit and Barneys New York. We have registered or applied for registration for these and other trademarks for use on a variety of items of apparel, footwear, accessories and/or related products and, in some cases, for retail store services, in the United States and certain other countries. The expiration dates of the United States trademark registrations for our material registered trademarks are as follows, with our other registered foreign and domestic trademarks expiring at various dates through 2019. Certain brands such as Jones New York are sold under several related trademarks; in these instances, the range of expiration dates is provided. All marks are subject to renewal in the ordinary course of business if no third party successfully challenges such registrations and, in the case of domestic and certain foreign registrations, applicable use and related filing requirements for the goods and services covered by such registrations have been met.

Trademark	Expiration Dates	Trademark	Expiration Dates	Trademark	Expiration Dates
Jones New York	2006-2012	Napier	2009	Anne Klein	2005-2012
Jones New York Sport	2013	Judith Jack	2012	Kasper	2011
Evan-Picone	2013	Norton McNaughton	2014	Le Suit	2008
Nine West	2011-2013	Erika	2014	Joan & David	2008-2014
Easy Spirit	2007-2013	Energie	2008	Mootsies Tootsies	2010
Enzo Angiolini	2005-2014	Gloria Vanderbilt	2005-2012	Sam & Libby	2011
Bandolino	2011	l.e.i.	2011	Barneys New York	2005-2010
Nine & Company	2012	Albert Nipon	2006-2012

    We carefully monitor trademark expiration dates to provide uninterrupted registration of our material trademarks. We also license the Polo Jeans Company by Ralph Lauren, Givenchy, Tommy Hilfiger, Dockers Women, J. G. Hook and Hook Sport trademarks (see "Licensed Brands" above).

    We also hold numerous patents expiring at various dates through 2019 (subject to payment of annuities and/or periodic maintenance fees) and have additional patent applications pending in the United States Patent and Trademark Office. We regard our trademarks and other proprietary rights as valuable assets which are critical in the marketing of our products. We vigorously monitor and protect our trademarks and patents against infringement and dilution where legally feasible and appropriate.

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

    Our import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries, including Hong Kong, Taiwan, the Philippines, Thailand, Indonesia and South Korea. In certain cases, these agreements impose quotas on the amount and type of goods which can be imported into the United States from these countries. Such agreements also allow the United States to impose, at any time, restraints on the importation of categories of merchandise that, under the terms of the agreements, are not subject to specified limits. Our imported products are also subject to United States customs duties and, in the ordinary course of business, we are from time to time subject to claims by the United States Customs Service for duties and other charges.

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

Backlog

    We had unfilled customer orders of approximately $1.5 billion and $1.4 billion at December 31, 2004 and December 31, 2003, respectively. These amounts include both confirmed and unconfirmed orders which we believe, based on industry practice and past experience, will be confirmed. The amount of unfilled orders at a particular time is affected by a number of factors, including the mix of product, the timing of the receipt and processing of customer orders and scheduling of the manufacture and shipping of the product, which in some instances is dependent on the desires of the customer. Backlog is also affected by a continuing trend among customers to reduce the lead time on their orders. Due to these factors, as well as the acquisition of Maxwell during 2004, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Competition

    Apparel, footwear and accessories companies face competition on many fronts, including the following:

  establishing and maintaining favorable brand recognition;
  developing products that appeal to consumers;
  pricing products appropriately; and
  obtaining access to retail outlets and sufficient floor space.

    Competition is intense in the sectors of the apparel, footwear and accessory and retail industries in which we participate. We compete with many other manufacturers and retailers, some of which are larger and have greater resources than we do.

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

Employees

    At December 31, 2004, we had approximately 17,260 full-time employees. This total includes approximately 10,095 in quality control, production, design and distribution positions, approximately 3,090 in administrative, sales, clerical and office positions and approximately 4,075 in our retail stores. We also employ approximately 5,240 part-time employees, of which approximately 5,115 work in our retail stores.

    Approximately 210 of our employees located in Bristol, Pennsylvania are members of the Teamsters Union, which has a collective bargaining agreement with us expiring in March 2006. Approximately 80 of our employees located in Vaughan, Ontario are members of the Laundry and Linen Drivers and Industrial Workers Union, which has a collective bargaining agreement with us expiring in March 2006. Approximately 1,060 of our employees located in Mexico are members of an affiliate of the Cofederacion de Trabajadores Mexicanos, which has a collective bargaining agreement expiring on January 1, 2006. Approximately 215 of our employees are members of the Union of Needletrades, Industrial and Textile Employees, which has a labor agreement with Kasper that expires on May 31, 2007. Approximately 765 of our employees are members of UNITE HERE, which has various labor agreements with Barneys that expire between March 1, 2005 and March 31, 2007. We consider our relations with our employees to be satisfactory.

ITEM 2. PROPERTIES

    The general location, use and approximate size of our principal properties are set forth below:

Location	Owned/Leased	Use	Approximate Area in Square Feet
Bristol, Pennsylvania	leased	Headquarters and distribution warehouse	419,200
Bristol, Pennsylvania	leased	Administrative and computer services	170,600
New York, New York	leased	Administrative, executive and sales offices	727,100
Vaughan, Canada	leased	Administrative offices and distribution warehouse	125,000
Lawrenceburg, Tennessee	leased	Distribution warehouses	1,199,100
South Hill, Virginia	leased	Distribution warehouses	534,000
El Paso, Texas	owned	Administrative, warehouse and preproduction facility	165,000
El Paso, Texas	leased	Distribution warehouses	860,500
Durango, Mexico	owned	Finishing, assembly and warehouse facilities	452,600
White Plains, New York	leased	Administrative offices	366,500
West Deptford, New Jersey	leased	Distribution warehouses	868,150
East Providence, Rhode Island	leased	Distribution warehouses, product development, administrative and computer services	241,400
Goose Creek, South Carolina	leased	Distribution warehouses	600,000
Edison, New Jersey	leased	Distribution warehouse	155,000
Commerce, California	leased	Administrative offices and distribution warehouse	86,100
Yuma, Arizona	leased	Distribution warehouse	75,000
San Luis, Mexico	leased	Production and distribution warehouses	946,800
Secaucus, New Jersey	leased	Administrative offices, retail store and distribution warehouse	384,550
Hyde Park, Massachusetts	leased	Administrative offices	52,000
Brockton, Massachusetts	leased	Distribution warehouse	215,000
Lyndhurst, New Jersey	leased	Distribution warehouse	180,000
New York, New York	leased	Barneys New York flagship retail store	240,000
Beverly Hills, California	leased	Barneys New York flagship retail store	120,000

    We sublease approximately 200,000 square feet of our White Plains facilities and a 220,000 square foot warehouse facility in Teterboro, New Jersey to independent companies. Our Australian joint venture company leases office and distribution facilities in Australia.

    We also own two production facilities totaling 101,000 square feet in Durango, Mexico which are currently not in service.

    Our retail stores are leased pursuant to long-term leases, typically five to seven years for apparel and footwear outlet stores, ten years for footwear and accessories and apparel specialty stores and ten to 20 years with multiple ten-year renewal options for our luxury stores. Certain leases allow us to terminate our obligations after a predetermined period (generally one to three years) in the event that a particular location does not achieve specified sales volume, and some leases have options to renew. Many leases include clauses that provide for contingent payments based on sales volumes, and many leases contain escalation clauses for increases in operating costs and real estate taxes.

    We believe that our existing facilities are well maintained, in good operating condition and that our existing and planned facilities will be adequate for our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

    In October 1995, we acquired an exclusive license to manufacture and market women's shirts, blouses, skirts, jackets, suits, sweaters, pants, vests, coats, outerwear and hats under the Lauren by Ralph Lauren ("Lauren") trademark in the United States, Canada and Mexico pursuant to license and design service agreements with Polo (collectively, the "Lauren License"), which were to expire on December 31, 2006. In May 1998, we acquired an exclusive license to manufacture and market women's dresses, shirts, blouses, skirts, jackets, suits, sweaters, pants, vests, coats, outerwear and hats under the Ralph by Ralph Lauren ("Ralph") trademark in the United States, Canada and Mexico pursuant to license and design service agreements with Polo (the "Ralph License"). The Ralph License was scheduled to end on December 31, 2003.

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

    On October 2, 2003, Ms. Nemerov filed a motion to stay our claims against her and to compel arbitration of those claims. We opposed that motion. Additionally, on July 3, 2003, Polo served a motion on us to dismiss our breach of contract claim, and to stay our claim regarding inducement of Ms. Nemerov's breach of her employment agreement pending the outcome of arbitration. On July 8, 2003, we served papers opposing Nemerov's motion. On July 23, 2003, we served papers opposing Polo's motion and also served upon Polo a motion seeking summary judgment in Polo's action for a declaratory judgment. On August 12, 2003, Polo filed a cross-motion for summary judgment in that action.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Our executive officers are as follows:

Name	Age	Office
Peter Boneparth	45	President and Chief Executive Officer
Sidney Kimmel	77	Chairman
Wesley R. Card	57	Chief Operating and Financial Officer
Patrick M. Farrell	55	Senior Vice President and Corporate Controller
Rhonda J. Brown	49	President and Chief Executive Officer of Footwear, Accessories and Retail Group and President and Chief Executive Officer of Nine West and Jones Retail
Anita Britt	41	Executive Vice President of Finance
Ira M. Dansky	59	Executive Vice President, General Counsel and Secretary

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

    Mr. Dansky has been our General Counsel since 1996 and our Secretary since January 2001. He was elected an Executive Vice President in March 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Price range of common stock:
2004
High	$38.18	$40.00	$39.66	$37.49
Low	$33.25	$35.20	$34.41	$33.00
2003
High	$37.44	$31.15	$33.18	$35.91
Low	$25.61	$26.60	$27.98	$30.78
Dividends per share of common stock:
2004	$0.08	$0.08	$0.10	$0.10
2003	-	-	$0.08	$0.08

    Our common stock is traded on the New York Stock Exchange under the symbol "JNY." The above figures set forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the New York Stock Exchange Composite Tape. The last reported sale price per share of our common stock on February 23, 2005 was $32.83, and on that date there were 508 holders of record of our common stock. However, many shares are held in "street name;" therefore, the number of holders of record may not represent the actual number of shareholders.

Annual CEO Certification

    The Annual CEO Certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual was submitted to the New York Stock Exchange on May 26, 2004.

Issuer Purchases of Equity Securities

    The following table sets forth the repurchases of our common stock for the fiscal quarter ended December 31, 2004.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 2, 2004 to October 29, 2004	850,000	$34.02	850,000	$144,236,442
October 30, 2004 to November 26, 2004	81,000	$35.29	81,000	$141,377,954
November 27, 2004 to December 31, 2004	-	-	-	$141,377,954
Total	931,000	$34.13	931,000	$141,377,954

    These repurchases were made under programs announced on July 27, 2004 for $150.0 million and October 27, 2004 for $100.0 million. Neither plan has an expiration date.

ITEM 6. SELECTED FINANCIAL DATA

    The following financial information is qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Report. The selected consolidated financial information presented below is derived from our audited Consolidated Financial Statements for each of the five years in the period ended December 31, 2004. We completed our acquisitions of Victoria, Judith Jack, McNaughton, Gloria Vanderbilt, l.e.i., Kasper, Maxwell and Barneys at various dates within the five-year period and, accordingly, the results of their operations are included in our operating results from the respective dates of acquisition.

(All amounts in millions except net income per share data)

Year Ended December 31,	2004	2003	2002	2001	2000
Income Statement Data
Net sales	$ 4,592.6	$ 4,339.1	$ 4,312.2	$ 4,073.8	$ 4,147.4
Licensing income (net)	57.1	36.2	28.7	24.8	22.2

Total revenues	4,649.7	4,375.3	4,340.9	4,098.6	4,169.6
Cost of goods sold	2,944.4	2,738.6	2,657.0	2,570.4	2,436.5

Gross profit	1,705.3	1,636.7	1,683.9	1,528.2	1,733.1
Selling, general and administrative expenses	1,176.9	1,056.9	1,093.3	1,004.1	1,091.6
Amortization of goodwill	-	-	-	44.2	36.9

Operating income	528.4	579.8	590.6	479.9	604.6
Interest income	1.9	3.5	4.6	4.5	2.3
Interest expense and financing costs	51.2	58.8	62.7	84.6	103.8
Equity in earnings of unconsolidated affiliates	3.8	2.5	1.0	-	-

Income before provision for income taxes	482.9	527.0	533.5	399.8	503.1
Provision for income taxes	181.1	198.4	201.2	163.6	201.2

Income before cumulative effect of change in accounting principle	301.8	328.6	332.3	236.2	301.9
Cumulative effect of change in accounting for intangible assets, net of tax	-	-	13.8	-	-

Net income	$ 301.8	$ 328.6	$ 318.5	$ 236.2	$ 301.9

Per Share Data
Income per share before cumulative effect of change in accounting principle
Basic	$2.44	$2.58	$2.59	$1.92	$2.54
Diluted	$2.39	$2.48	$2.46	$1.82	$2.48
Net income per share
Basic	$2.44	$2.58	$2.48	$1.92	$2.54
Diluted	$2.39	$2.48	$2.36	$1.82	$2.48
Dividends paid per share	$0.36	$0.16	-	-	-
Weighted average common shares outstanding
Basic	123.6	127.3	128.2	123.2	119.0
Diluted	126.5	136.5	139.0	133.7	121.9
December 31,	2004	2003	2002	2001	2000
Balance Sheet Data
Working capital	$ 612.3	$ 826.9	$ 890.9	$ 762.8	$ 294.9
Total assets	4,550.8	4,187.7	3,852.6	3,373.5	2,979.2
Short-term debt and current portion of long-term debt and capital lease obligations	203.2	180.8	6.3	7.7	499.8
Long-term debt, including capital lease obligations	1,016.6	835.1	978.1	976.6	576.2
Stockholders' equity	2,653.9	2,537.8	2,303.5	1,905.4	1,477.2

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion provides information and analysis of our results of operations from 2002 through 2004, and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

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

Trends

    We believe that two significant trends are occurring in the women's apparel, footwear and accessories industry. We believe that a trend exists among our major retail accounts to concentrate their women's apparel, footwear and accessories buying among a narrowing group of vendors and to differentiate their product offerings through exclusivity of brands. We also believe that consumers in the United States and Canada are shopping less in department stores (our traditional distribution channel) and more in other channels, such as specialty shops and mid-tier locations where value is perceived to be higher. We have responded to these trends by enhancing the brand equity of our labels through our focus on design, quality and value, and through strategic acquisitions which provide significant diversification to the business by successfully adding new distribution channels, labels and product lines (such as the Gloria Vanderbilt, l.e.i., Kasper, Albert Nipon, AK Anne Klein, Anne Klein New York, Joan & David, Mootsies Tootsies and Sam & Libby brands and the Barneys New York retail stores). Through this diversification, we have evolved into a multidimensional resource in apparel, footwear and accessories. We have leveraged the strength of our brands to increase both the number of locations and amount of selling space in which our products are offered, to introduce product extensions such as the Jones New York Signature, Nine West, Nine & Company, Easy Spirit and Bandolino apparel labels and the Jones New York accessory label, and to reposition the Bandolino and Evan-Picone labels to the moderate market segment.

    On January 1, 2005, the World Trade Organization's 148 member nations lifted all quotas on apparel and textiles. As a result, all textiles and textile apparel manufactured in a member nation and exported on or after January 1, 2005 will no longer be subject to quota restrictions. This will allow retailers, apparel firms and others to import unlimited quantities of apparel and textile items from China, India and other low-cost countries. The effects of this action could lead to lower production costs or allow us to improve the quality of our products for a given cost and could also allow us to concentrate production in the most efficient markets. China, however, has implemented an export tax on many of the items previously subject to quota restriction. In addition, litigation and political activity has been initiated by interested parties seeking to re-impose quotas. As a result, we are unable to predict the long-term effects of the lifting of quota restrictions and related events on our results of operations.

Risk Factors

    There are certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated. Risks and uncertainties that could adversely affect us include, without limitation, the following factors:

  the apparel, footwear and accessories industries are highly competitive, and any increased competition could result in reduced sales or prices (or both);

  we may not be able to respond to changing fashion and retail trends in a timely manner;

  a prolonged period of depressed consumer spending;

  the loss of any of our largest customers;

  the loss or infringement of our trademarks or other proprietary rights;

  the extent of our foreign operations and manufacturing;

  fluctuations in the price, availability and quality of raw materials; and

  damage to our customer relationships resulting from delays or quality issues, or damage to our reputation resulting from any failure to comply with our factory workplace standards, caused by our reliance on independent manufacturers.

Acquisitions

    We completed our acquisitions of Gloria Vanderbilt on April 8, 2002, l.e.i. on August 15, 2002, Kasper on December 1, 2003, Maxwell on July 8, 2004 and Barneys on December 20, 2004. The results of operations of the acquired companies are included in our operating results from the respective dates of acquisition. Accordingly, the financial position and results of operations presented and discussed herein are not directly comparable between years. Kasper operates primarily in the wholesale better apparel and retail segments, Gloria Vanderbilt and l.e.i. operate in the wholesale moderate apparel segment, Maxwell operates in the wholesale footwear and accessories segment and Barneys operates in the retail segment.

Restructuring and Other Charges

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

    Also during 2002 we restructured several of our existing operations to reduce both excess capacity and overhead costs, including the closing of Canadian and Mexican production facilities and the closing of an administrative, warehouse and preproduction facility in El Paso, Texas. As a result, we recorded restructuring charges of $8.8 million, including $5.0 million of employee severance and related costs, $3.3 million of asset impairments (based on estimated market values of the affected properties) and $0.5 million of other costs. Of these charges, $0.9 million is reported as a selling, general and administrative ("SG&A") expense in the wholesale better apparel segment, $6.9 million is reported as an SG&A expense in the wholesale moderate apparel segment and $1.0 million is reported as an SG&A expense in the wholesale footwear and accessories segment.

    During 2003, we further restructured our operations by announcing the closing of a warehouse facility in Rural Hall, North Carolina, which resulted in a charge of $0.7 million for employee severance and related costs which is reported as an SG&A expense in the wholesale better segment. This charge was offset by a reversal of $0.2 million of employee severance cost accruals in the wholesale footwear and accessories segment.

    In 2004, we recorded an additional net restructuring charge of $1.5 million as an SG&A expense in the wholesale better apparel segment, which reflects a $1.7 million lease termination payment related to the North Carolina facility offset by a $0.2 million reduction in accruals for the closing of the Canadian facility.

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

    In the second fiscal quarter of 2002, we recorded an additional impairment charge of $5.8 million related to two trademarks due to a decrease in projected accessory revenues resulting from a further evaluation of our costume jewelry business. We have our annual impairment test for goodwill and trademarks performed in the fourth fiscal quarter of the year. As a result of continuing decreases in projected revenues in our costume jewelry lines, the conversion of a portion of our Enzo Angiolini retail stores to the more moderately-priced Bandolino brand and the discontinuance of our Rena Rowan better apparel line, we recorded additional trademark impairment charges of $18.6 million in 2002, $4.5 million in 2003 and $0.2 million in 2004. These charges are reported as an SG&A expense in the licensing, other and eliminations segment.

Termination as of December 31, 2003 of Licenses with Polo for Lauren and Ralph Brands

    The Ralph License with Polo was scheduled to end on December 31, 2003. During the course of the discussions concerning the Ralph License, Polo asserted that the expiration of the Ralph License would cause the Lauren License to end on December 31, 2003, instead of December 31, 2006. We believe that this is an improper interpretation and that the expiration of the Ralph License did not cause the Lauren License to end.

    On June 3, 2003, we announced that our discussions with Polo regarding the interpretation of the Lauren License had reached an impasse and that, as a result, we had filed a complaint in the New York State Supreme Court against Polo and its affiliates (see "Legal Proceedings"). The complaint alleges that Polo breached the Lauren License agreements by claiming that the license ends at the end of 2003. We asked the Court to enter a judgment for compensatory damages of $550 million as well as punitive damages. On June 3, 2003, Polo also filed a complaint in the New York State Supreme Court against us, seeking among other things a declaratory judgment that the Lauren License terminated as of December 31, 2003. On July 3, 2003, Polo served a motion to dismiss our breach of contract claim. On July 23, 2003, we served papers opposing Polo's motion and also served upon Polo a motion seeking summary judgment in Polo's action for a declaratory judgment. On August 12, 2003, Polo filed a cross-motion for summary judgment in that action.

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

    We assert within the complaint that Polo's actions fully discharged our obligations under the Lauren License agreements for lines to be sold after December 31, 2003. Therefore, we ceased development of Lauren products effective with the Spring 2004 season. Our Lauren business represented a significant portion of our sales and profits. Net sales of Lauren products were $476.4 million for 2003. The termination of our exclusive right to manufacture and market clothing under this trademark in the United States, Canada and elsewhere will have a material adverse effect on our results of operations after 2003. To replace the sales of the Lauren brand, we have pursued other opportunities, including internal brands (including the new lifestyle brand under the Jones New York Signature label), acquisitions (including the Kasper acquisition) and licensing options, some of which we previously were precluded from exploring under agreements with Polo. The loss of the Lauren License has not materially adversely impacted our liquidity, and we continue to have a strong financial position.

    The expiration of the Ralph License has not been material to us in any respect. Net sales of Ralph products were $30.7 million for 2003.

    We and Polo have agreed that, in connection with the expiration of the Ralph License, related licenses to produce certain Polo Jeans Company and Polo Ralph Lauren products in Canada terminated as of December 31, 2003. The termination of these Canadian licenses has not been material to us in any respect. Net sales of all products under these Canadian licenses were $41.3 million for 2003. The dispute between us and Polo does not relate to the Polo Jeans License in the United States, and an end to the Canada Licenses does not end our longer term Polo Jeans License in the United States or otherwise adversely affect the Polo Jeans License in the United States.

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

Results of Operations

Statements of Income Stated in Dollars and as a Percentage of Total Revenues

(In millions)	2004		2003		2002
Net sales	$ 4,592.6	98.8%	$ 4,339.1	99.2%	$ 4,312.2	99.3%
Licensing income (net)	57.1	1.2%	36.2	0.8%	28.7	0.7%

Total revenues	4,649.7	100.0%	4,375.3	100.0%	4,340.9	100.0%
Cost of goods sold	2,944.4	63.3%	2,738.6	62.6%	2,657.0	61.2%

Gross profit	1,705.3	36.7%	1,636.7	37.4%	1,683.9	38.8%
Selling, general and administrative expenses	1,176.9	25.3%	1,056.9	24.2%	1,061.4	24.5%
Executive compensation obligations	-	-	-	-	31.9	0.7%

Operating income	528.4	11.4%	579.8	13.3%	590.6	13.6%
Interest income	1.9	0.0%	3.5	0.1%	4.6	0.1%
Interest expense and financing costs	51.2	1.1%	58.8	1.3%	62.7	1.4%
Equity of earnings of unconsolidated affiliates	3.8	0.1%	2.5	0.1%	1.0	0.0%

Income before provision for income taxes	482.9	10.4%	527.0	12.0%	533.5	12.3%
Provision for income taxes	181.1	3.9%	198.4	4.5%	201.2	4.6%

Earnings before change in accounting principle	301.8	6.5%	328.6	7.5%	332.3	7.7%
Cumulative effect of change in accounting for intangible assets	-	-	-	-	13.8	0.3%

Net income	$ 301.8	6.5%	$ 328.6	7.5%	$ 318.5	7.3%

Percentage totals may not agree due to rounding.

2004 Compared to 2003

    Revenues. Total revenues for 2004 were $4.65 billion compared to $4.38 billion for 2003, an increase of 6.3%.

    Revenues by segment were as follows:

(In millions)	2004	2003	Increase	Percent Change
Wholesale better apparel	$ 1,493.2	$ 1,475.0	$ 18.2	1.2%
Wholesale moderate apparel	1,315.3	1,310.2	5.1	0.4%
Wholesale footwear and accessories	1,002.4	868.3	134.1	15.4%
Retail	780.3	685.6	94.7	13.8%
Licensing and other	58.5	36.2	22.3	61.6%

Total revenues	$ 4,649.7	$ 4,375.3	$ 274.4	6.3%

    Wholesale better apparel revenues were impacted by the discontinuance of the Lauren and Ralph businesses (a decrease of $535.9 million including the Canadian Polo business) which was offset by shipments of the new Jones New York Signature line ($176.3 million) and the product lines added as a result of the Kasper acquisition ($349.2 million). Planned decreases in shipments of the Polo Jeans Company product line and the discontinuance of the Rena Rowan better product line were partially offset by increased shipments of Jones New York Collection and Nine West products, as well as the initial shipments of the AK Sport product line.

    Wholesale moderate apparel revenues increased as a result of higher shipments of our Energie, Gloria Vanderbilt and Bandolino product lines and the initial shipments of our A|Line product, mostly offset by reduced shipments of our Norton McNaughton, Evan-Picone and l.e.i. product lines as well as planned decreases in our private label denim businesses.

    Wholesale footwear and accessories revenues increased primarily due to the product lines added as a result of the Maxwell acquisition ($92.5 million) as well as higher shipments of our Nine West and Bandolino footwear and our Nine West accessories product line, the introduction of Bandolino accessories, and the inclusion of the Anne Klein accessories product line obtained in the Kasper acquisition, as well as an increase in our international footwear business. These increases were partially offset by reductions in shipments of our Easy Spirit footwear product line.

    Retail revenues increased primarily due to same store sales increasing 1.6% for footwear and accessories stores and 3.8% for ready-to-wear outlet stores as compared to 2003, $14.2 million from the addition of the Jones New York Signature product line to our apparel outlet stores and $62.5 million and $19.3 million, respectively, in sales from locations added as a result of the Kasper and Barneys acquisitions. We began 2004 with 990 retail locations, added 21 locations as a result of the Barneys acquisition and had a net addition of 26 apparel and footwear locations during 2004 to end the period with 1,037 locations.

    Gross Profit. The gross profit margin decreased to 36.7% in 2004 compared to 37.4% in 2003.

    Wholesale better apparel gross profit margins were 34.2% and 38.0% for 2004 and 2003, respectively. The decrease was a result of the discontinuance of the Lauren product line (which carried higher margins than the historical segment average) and the addition of the acquired Kasper business (which generated lower margins than the historical segment average), partially offset by shipments of the new Jones New York Signature line (which carries higher margins than the historical segment average). Margins were also negatively impacted by a higher level of markdowns and lower off-price recoveries than the prior year. Cost of sales for 2004 included $4.1 million related to adjustments required under purchase accounting to write up acquired Kasper inventories to market value.

    Wholesale moderate apparel gross profit margins were 26.1% and 26.0% for 2004 and 2003, respectively. The increase is primarily the result of increased shipping in the higher-margin Gloria Vanderbilt product line.

    Wholesale footwear and accessories gross profit margins were 33.5% and 33.8% for 2004 and 2003, respectively. The decrease was driven primarily by the increase in our lower-margin international business and $6.0 million of adjustments required under purchase accounting to write up acquired Maxwell inventories to market value. The negative impact of these items was partially offset by improved margins in our wholesale accessories and costume jewelry businesses.

    Retail gross profit margins were 53.3% and 54.5% for 2004 and 2003, respectively. The decrease was primarily the result of the effects of the addition of the acquired Kasper apparel retail outlets and Barneys retail locations, which generate lower margins than the historical segment average, as well as a higher level of promotional activity in our domestic retail stores and lower margins in our Canadian retail outlets.

    SG&A Expenses. SG&A expenses of $1.18 billion in 2004 represented an increase of $120.0 million from the $1.06 billion reported for 2003. In 2004, Kasper added $96.8 million to the wholesale better apparel segment, which includes $8.0 million of amortization of the purchase price assigned to acquired customer orders, and $22.4 million to the retail segment; Maxwell added $26.8 million to the wholesale footwear and accessories segment, which includes $13.9 million of amortization of the purchase price assigned to acquired customer orders; and Barneys added $5.7 million to the retail segment. We also recorded an $8.4 million writeoff of unamortized bond discounts and debt issuance costs in the wholesale better apparel segment resulting from the redemption of all of our outstanding Zero Coupon Notes. Increases in expenses in our Gloria Vanderbilt and retail businesses were related to the volume growth of these business over the prior year. These increases were offset by a $66.2 million reduction in royalty and advertising expenses resulting from the discontinuance of the Lauren and Ralph businesses.

    Operating Income. The resulting operating income for 2004 of $528.4 million decreased 8.9%, or $51.4 million, from the $579.8 million for 2003, due to the factors described above.

    Net Interest Expense. Net interest expense was $49.3 million in 2004 compared to $55.3 million in 2003. This was primarily a result of lower overall borrowings during 2004 and a favorable interest rate differential resulting from replacing our Zero Coupon Notes and 7.50% Senior Notes due 2004 with short-term borrowings under our Senior Credit Facilities.

    Provision for Income Taxes. The effective income tax rate was 37.5% for 2004 and 37.65% for 2003. The difference is primarily driven by a favorable change in the state and local effective tax rate resulting from various legal entity reorganizations and business initiatives.

    Net Income and Earnings Per Share. Net income was $301.8 million in 2004, a decrease of $26.8 million from the net income of $328.6 million earned in 2003. Diluted earnings per share for 2004 was $2.39 compared to $2.48 for 2003, on 7.3% fewer shares outstanding.

2003 Compared to 2002

    Revenues. Total revenues for 2003 were $4.38 billion compared to $4.34 billion for 2002, an increase of 0.8%.

    Revenues by segment were as follows:

(In millions)	2003	2002	Increase/ (Decrease)	Percent Change
Wholesale better apparel	$ 1,475.0	$ 1,636.4	$ (161.4)	(9.9%)
Wholesale moderate apparel	1,310.2	1,093.5	216.7	19.8%
Wholesale footwear and accessories	868.3	882.3	(14.0)	(1.6%)
Retail	685.6	700.0	(14.4)	(2.1%)
Licensing and other	36.2	28.7	7.5	26.1%

Total revenues	$ 4,375.3	$ 4,340.9	$ 34.4	0.8%

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

    SG&A Expenses. SG&A expenses of $1.06 billion in 2003 represented a decrease of $36.4 million from the $1.09 billion reported for 2002. In 2003, Kasper added $6.7 million to the wholesale better apparel segment, which includes $1.1 million in amortization of acquired customer orders, and $2.7 million to the retail segment. Gloria Vanderbilt and l.e.i. added a total of $28.2 million to the wholesale moderate apparel segment to 2003, which was somewhat offset by a $26.1 million reduction in our private label denim business (a result of restructuring and integrating its operations into l.e.i.). The reorganization of our costume jewelry business also reduced overhead costs by $17.6 million from the prior year. The remaining decline represents tighter cost controls across the wholesale businesses and leveraging the corporate infrastructure across the organization, eliminating duplicative expenses in our new acquisitions. In 2003 we recorded trademark impairments of $4.5 million in the licensing, other and eliminations segment related primarily to the discontinuance of our Rena Rowan better product line. The prior period reflected $31.9 million of executive compensation costs and a $24.4 million writedown of Enzo Angiolini footwear and costume jewelry trademarks in the licensing, other and eliminations segment.

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

Liquidity and Capital Resources

    Our principal capital requirements have been to fund acquisitions, pay dividends, working capital needs, capital expenditures and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations and expansion. As of December 31, 2004, total cash and cash equivalents were $45.0 million, a decrease of $305.0 million from the $350.0 million reported as of December 31, 2003.

    Operating activities provided $461.9 million, $455.0 million and $716.5 million in 2004, 2003 and 2002, respectively.

    The change from 2003 to 2004 was primarily due to higher levels of non-cash expenses in 2004 (such as depreciation, amortization and deferred taxes) as compared to the prior year. The level of accounts receivable (net of acquisitions) did not significantly change in 2004 compared to the decrease reported for 2003, due to lower wholesale shipments in some of our moderate businesses, the loss of the Polo Licenses in our Canadian business, and seasonal differences related to our Maxwell acquisition, offset by an increase in our Kasper business. Inventories decreased in 2004 compared to an increase in 2003 due to improved inventory management in several of our moderate businesses along with seasonal differences related to our Maxwell and Barneys acquisitions.

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

    Investing activities used $629.4 million, $274.5 million and $368.7 million in 2004, 2003 and 2002, respectively. The increase for 2004 from 2003 was primarily due to higher payments for acquisitions related to Maxwell and Barneys. The decrease for 2003 from 2002 was primarily due to lower acquisition-related payments in 2003 than in 2002.

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

    Financing activities used $138.1 million in 2004. On February 2, 2004, we redeemed all of our outstanding Zero Coupon Notes at a redemption price (inclusive of issue price plus accrued original issue discount) of $554.41 per $1,000 of principal amount at maturity for a total payment of $446.6 million, which was financed primarily through our Senior Credit Facilities. As a result of this transaction, we recorded an SG&A expense of $8.4 million in 2004, representing the writeoff of unamortized bond discounts and debt issuance costs. The securities carried a 3.5% yield to maturity with a face value of $805.6 million ($1,000 per note) and were convertible into common stock at a conversion rate of 9.8105 shares per note. On June 15, 2004, we redeemed at maturity all our 7.50% Senior Notes due 2004 at par for a total payment of $175.0 million.

    In November 2004, we issued $250.0 million of 4.250% Senior Notes due 2009, $250.0 million of 5.125% Senior Notes due 2014 and $250.0 million of 6.125% Senior Notes due 2034. Net proceeds of the offerings were $743.5 million, which were used to fund the acquisition of Barneys, to redeem $102.3 million of Barneys' outstanding 9% Senior Secured Notes due 2008 and to repay amounts then outstanding under our Senior Credit Facilities. In connection with the 4.250% Senior Notes due 2009 and the 5.125% Senior Notes due 2014, we had entered into two interest rate lock agreements which were terminated upon the issuance of the notes. These terminations resulted in a gain of $0.2 million, which is being amortized as a reduction of interest expense over the term of the related notes.

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

    We repurchased $194.9 million, $108.7 million and $129.2 million of our common stock on the open market during 2004, 2003 and 2002, respectively. As of December 31, 2004, a total of $858.6 million had been expended under announced programs to acquire up to $1.0 billion of such shares. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition. Proceeds from the issuance of common stock to our employees exercising stock options amounted to $35.5 million, $20.5 million and $118.4 million in 2004, 2003 and 2002, respectively.

    At December 31, 2004, we had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.5 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for a $500.0 million three-year revolving credit facility (which was reduced from $700.0 million in June 2004 and expires in June 2006) and a $1.0 billion five-year revolving credit facility (which replaced a similar $700.0 million five-year revolving credit facility in June 2004). At December 31, 2004, $69.2 million in cash borrowings was outstanding under the three-year revolving credit facility and $367.8 million in outstanding letters of credit was outstanding under our five-year revolving credit facility. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require us to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on our ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers and pay dividends.

    In addition to these committed facilities, we have unsecured uncommitted lines of credit for the purpose of issuing letters of credit and bankers' acceptances for Kasper and Maxwell. As of December 31, 2004, $27.9 million in letters of credit were outstanding under these lines of credit.

    At December 31, 2004, we also had a C$15.0 million unsecured line of credit in Canada, under which no amounts were outstanding.

    Our credit ratings of BBB from Standard & Poor's and Baa2 from Moody's contribute to our ability to successfully access global capital markets. Each rating is considered investment grade. While we have maintained these ratings since our first public debt offering in 1998, Moody's has recently revised our rating outlook to negative as a result of the Barneys acquisition. Any downgrade of our debt rating by Moody's could increase the interest rates charged under our Senior Credit Facilities and could impact our ability to access capital markets in the future.

    In July 2001, December 2001 and August 2002, we entered into transactions relating to the short sale of $139.0 million, $157.9 million and $190.5 million, respectively, of U. S. Treasury securities. These transactions were intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. These transactions closed in November 2001, August 2002 and May 2003, respectively. There are no present intentions to enter into any further transactions. See "Short Term Bond Transactions" in Notes to Consolidated Financial Statements.

    We recorded minimum pension liability adjustments of $2.6 million, $3.1 million and $10.8 million in 2004, 2003 and 2002, respectively, to other comprehensive income resulting from the lowering of the discount rate from 6.1% to 5.8% in 2004 and from 6.5% to 6.1% in 2003 and both the negative returns on our investments and the lowering of the anticipated rate of future returns from 9.0% to 8.0% in 2002. Our plans are currently underfunded by a total of $14.8 million. As the benefits under our defined benefit plans are frozen with respect to service credits, the effects on future pension expense are not anticipated to be material to our results of operations or to our liquidity.

    On December 20, 2004, we completed the acquisition of Barneys. The aggregate cash purchase price was $294.5 million (of which $3.1 million was paid in January 2005), which included $19.00 for each outstanding share of Barneys (for a total of $264.5 million) and $26.7 million related to Barneys' employee stock options, preferred stock and stock warrants. We also assumed approximately $106.0 million of Barneys funded debt, $102.2 million of which we subsequently refinanced.

    On July 8, 2004, we completed the acquisition of Maxwell. The aggregate cash purchase price was $377.1 million, which included $23.25 for each outstanding share of Maxwell common stock (for a total of $345.8 million) and $24.1 million related to Maxwell's employee stock options.

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

    On February 16, 2005, we announced that the Board of Directors had declared a quarterly cash dividend of $0.10 per share to all common stockholders of record as of March 2, 2005 for payment on March 11, 2005.

Off-Balance Sheet Arrangements

    We do not have any off-balance sheet arrangements within the meaning of SEC Regulation S-K Item 303(a)(4).

Contractual Obligations and Contingent Liabilities and Commitments

    The following is a summary of our significant contractual obligations for the periods indicated that existed as of December 31, 2004, and, except for purchase obligations and other long-term liabilities, is based on information appearing in the Notes to Consolidated Financial Statements (amounts in millions).

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$ 1,108.4	$ 129.6	$ 225.0	$ 253.8	$ 500.0
Interest on long-term debt	669.5	63.6	86.3	76.3	443.3
Capital lease obligations	69.1	7.2	10.5	10.3	41.1
Operating lease obligations (1)	910.6	139.3	233.4	168.1	369.8
Purchase obligations (2)	1,298.3	1,279.5	18.8	-	-
Minimum royalty payments (3)	48.3	8.6	17.7	14.8	7.2
Other long-term liabilities	61.4	11.6	4.9	4.2	40.7

Total contractual cash obligations	$ 4,165.6	$ 1,639.4	$ 596.6	$ 527.5	$ 1,402.1

(1) Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating $40.8 million.
(2) Includes outstanding letters of credit of $395.7 million, which primarily represent inventory purchase commitments which typically mature in two to six months.
(3) Under exclusive licenses to manufacture certain items under trademarks not owned by us pursuant to various license and design service agreements, we are obligated to pay the licensors a percentage of our net sales of these licensed products, subject to minimum scheduled royalty and advertising payments.

    We have two joint ventures with HCL Technologies Limited to provide us with computer consulting, programming and associated support services. As of December 31, 2004, we have committed to purchase $10.5 million in services from these joint venture companies through June 30, 2007.

    We also have a joint venture with Sutton Developments Pty. Ltd. ("Sutton") to operate retail locations in Australia. We have unconditionally guaranteed up to $7.0 million of borrowings under the joint venture's uncommitted credit facility and up to $0.4 million of presettlement risk associated with foreign exchange transactions. Sutton is required to reimburse us for 50% of any payments made under these guarantees. At December 31, 2004, the outstanding balance subject to these guarantees was approximately $0.8 million.

    We occupy warehouse and office facilities leased from the City of Lawrenceburg, Tennessee. Two ten-year net leases run until July 2005 and May 2006, respectively, and require minimum annual rent payments of $0.5 million each plus accrued interest. In connection with these leases, we guaranteed $10.0 million of Industrial Development Bonds issued in order to construct the facilities, $1.0 million of which remained unpaid as of December 31, 2004. We obtain title to these facilities upon expiration of the leases.

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

New Accounting Standards

    In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) by requiring these items to be recognized as current-period charges. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 151 will have no impact on our results of operations or our financial position.

    In December 2004, the FASB issued SFAS No. 153, "Exchanges of Monetary Assets," which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 153 will have no impact on our results of operations or our financial position.

    In December 2004, the FASB issued a revision of SFAS No. 123, "Statement of Financial Accounting Standards No. 123 (revised 2004)," which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The adoption of SFAS No. 123 (revised 2004) will not have a material effect on our results of operations or our financial position.

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

Interest Rates

    Our primary interest rate exposures relate to our fixed and variable rate debt. The potential decrease in fair value of our fixed rate long-term debt instruments resulting from a hypothetical 10% adverse change in interest rates was approximately $101.8 million at December 31, 2004.

    The primary interest rate exposures on floating rate financing arrangements are with respect to United States and Canadian short-term rates. We had approximately $1.5 billion in variable rate financing arrangements at December 31, 2004. As of December 31, 2004, a hypothetical immediate 10% adverse change in interest rates, as they relate to the cash borrowings then outstanding under our variable rate financial instruments, would have a $0.4 million unfavorable impact over a one-year period on our earnings and cash flows.

Foreign Currency Exchange Rates

    We are exposed to market risk related to changes in foreign currency exchange rates. We have assets and liabilities denominated in certain foreign currencies and purchase products from foreign suppliers who require payment in funds other than the U.S. Dollar. At December 31, 2004, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total of US$12.0 million at a weighted-average exchange rate of 1.2291 through June 2005, US $24.7 million for Euros at a weighted-average exchange rate of 1.3683 through December 2005 and US $1.6 million for British Pounds at a weighted-average exchange rate of 1.9138 through October 2005. We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. We are exposed to credit-related losses if the counterparty to a financial instrument fails to perform its obligation. However, we do not expect the counterparties, which presently have high credit ratings, to fail to meet their obligations.

    For further information see "Derivatives" and "Financial Instruments" in the Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Jones Apparel Group, Inc.
Bristol, Pennsylvania

    We have audited the accompanying consolidated balance sheets of Jones Apparel Group, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Apparel Group, Inc. and Subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
New York, New York
February 11, 2005

Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in millions except per share data)

December 31,	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 45.0	$ 350.0
Accounts receivable	448.3	385.8
Inventories	664.2	590.6
Deferred taxes	68.2	80.6
Prepaid expenses and other current assets	70.5	48.9

TOTAL CURRENT ASSETS	1,296.2	1,455.9
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization	303.6	268.4
GOODWILL	2,125.0	1,646.9
OTHER INTANGIBLES, at cost, less accumulated amortization	768.2	767.5
OTHER ASSETS	57.8	49.0

	$ 4,550.8	$ 4,187.7

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$ 69.2	$ -
Current portion of long-term debt and capital lease obligations	134.0	180.8
Accounts payable	259.3	244.6
Income taxes payable	23.7	14.7
Payments due relating to Kasper acquisition	-	37.6
Accrued employee compensation and benefits	51.3	36.6
Accrued expenses and other current liabilities	146.4	114.7

TOTAL CURRENT LIABILITIES	683.9	629.0

NONCURRENT LIABILITIES:
Long-term debt	977.0	791.4
Obligations under capital leases	39.6	43.7
Deferred taxes	135.0	130.1
Other	61.4	55.7

TOTAL NONCURRENT LIABILITIES	1,213.0	1,020.9

TOTAL LIABILITIES	1,896.9	1,649.9

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-	-
Common stock, $.01 par value - shares authorized 200.0; issued 150.1 and 148.6	1.5	1.5
Additional paid-in capital	1,236.4	1,179.4
Retained earnings	2,204.2	1,947.2
Accumulated other comprehensive income	0.8	3.8

	3,442.9	3,131.9
Less treasury stock, 27.9 and 22.4 shares, at cost	(789.0)	(594.1)

TOTAL STOCKHOLDERS' EQUITY	2,653.9	2,537.8

	$ 4,550.8	$ 4,187.7

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Income
(All amounts in millions except per share data)

Year Ended December 31,	2004	2003	2002
Net sales	$ 4,592.6	$ 4,339.1	$ 4,312.2
Licensing income (net)	57.1	36.2	28.7

Total revenues	4,649.7	4,375.3	4,340.9
Cost of goods sold	2,944.4	2,738.6	2,657.0

Gross profit	1,705.3	1,636.7	1,683.9
Selling, general and administrative expenses	1,176.9	1,056.9	1,093.3

Operating income	528.4	579.8	590.6
Interest income	1.9	3.5	4.6
Interest expense and financing costs	51.2	58.8	62.7
Equity in earnings of unconsolidated affiliates	3.8	2.5	1.0

Income before provision for income taxes	482.9	527.0	533.5
Provision for income taxes	181.1	198.4	201.2

Income before cumulative effect of change in accounting principle	301.8	328.6	332.3
Cumulative effect of change in accounting for intangible assets, net of tax	-	-	13.8

Net income	$ 301.8	$ 328.6	$ 318.5

Earnings per share
Basic
Income before cumulative effect of change in accounting principle	$2.44	$2.58	$2.59
Cumulative effect of change in accounting for intangible assets	-	-	0.11

Basic earnings per share	$2.44	$2.58	$2.48

Diluted
Income before cumulative effect of change in accounting principle	$2.39	$2.48	$2.46
Cumulative effect of change in accounting for intangible assets	-	-	0.10

Diluted earnings per share	$2.39	$2.48	$2.36

Weighted average common shares outstanding
Basic	123.6	127.3	128.2
Diluted	126.5	136.5	139.0

Dividends declared per share	$0.36	$0.16	-

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity
(All amounts in millions except per share data)

	Number of common shares outstanding	Total stock- holders' equity	Common stock	Additional paid-in capital	Retained earnings	Accumu- lated other compre- hensive income (loss)	Treasury stock
Balance, January 1, 2002	125.7	$ 1,905.4	$ 1.4	$ 974.3	$ 1,320.3	$ 0.5	$(391.1)
Year ended December 31, 2002:
Comprehensive income:
Net income	-	318.5	-	-	318.5	-	-
Minimum pension liability adjustment, net of $4.1 tax	-	(6.7)	-	-	-	(6.7)	-
Gain on termination of interest rate hedges, net of $8.2 tax	-	13.4	-	-	-	13.4	-
Change in fair value of cash flow hedges, net of $0.4 tax	-	(0.5)	-	-	-	(0.5)	-
Reclassification adjustment for hedge gains and losses included in net income, net of $1.4 tax	-	(2.1)	-	-	-	(2.1)	-
Foreign currency translation adjustments	-	0.2	-	-	-	0.2	-

Total comprehensive income		322.8

Issuance of restricted stock to employees	0.3	-	-	-	-	-	-
Treasury stock reissued for acquisition of Gloria Vanderbilt	0.6	20.0	-	10.1	-	-	9.9
Treasury stock reissued for acquisition of l.e.i.	1.0	36.3	-	11.3	-	-	25.0
Amortization expense in connection with employee stock options and restricted stock	-	12.9	-	12.9	-	-	-
Exercise of employee stock options	4.8	118.4	0.1	118.3	-	-	-
Tax benefit derived from exercise of employee stock options	-	16.9	-	16.9	-	-	-
Treasury stock acquired	(4.0)	(129.2)	-	-	-	-	(129.2)

Balance, December 31, 2002	128.4	2,303.5	1.5	1,143.8	1,638.8	4.8	(485.4)
Year ended December 31, 2003:
Comprehensive income:
Net income	-	328.6	-	-	328.6	-	-
Minimum pension liability adjustment, net of $1.1 tax	-	(2.0)	-	-	-	(2.0)	-
Change in fair value of cash flow hedges, net of $1.0 tax	-	(1.4)	-	-	-	(1.4)	-
Reclassification adjustment for hedge gains and losses included in net income, net of $2.0 tax	-	(3.6)	-	-	-	(3.6)	-
Foreign currency translation adjustments	-	6.0	-	-	-	6.0	-

Total comprehensive income		327.6

Issuance of restricted stock to employees, net of forfeitures	0.6	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	12.2	-	12.2	-	-	-
Exercise of employee stock options	0.9	20.5	-	20.5	-	-	-
Tax benefit derived from exercise of employee stock options	-	2.9	-	2.9	-	-	-
Dividends on common stock ($0.16 per share)	-	(20.2)	-	-	(20.2)	-	-
Treasury stock acquired	(3.7)	(108.7)	-	-	-	-	(108.7)

Balance, December 31, 2003	126.2	2,537.8	1.5	1,179.4	1,947.2	3.8	(594.1)
Year ended December 31, 2004:
Comprehensive income:
Net income	-	301.8	-	-	301.8	-	-
Minimum pension liability adjustment, net of $1.0 tax	-	(1.6)	-	-	-	(1.6)	-
Change in fair value of cash flow hedges	-	(0.1)	-	-	-	(0.1)	-
Reclassification adjustment for hedge gains and losses included in net income, net of $6.9 tax	-	(4.3)	-	-	-	(4.3)	-
Foreign currency translation adjustments	-	3.0	-	-	-	3.0	-

Total comprehensive income		298.8

Issuance of restricted stock to employees, net of forfeitures	0.1	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	16.5	-	16.5	-	-	-
Exercise of employee stock options	1.4	35.5	-	35.5	-	-	-
Tax benefit derived from exercise of employee stock options	-	5.0	-	5.0	-	-	-
Dividends on common stock ($0.36 per share)	-	(44.8)	-	-	(44.8)	-	-
Treasury stock acquired	(5.5)	(194.9)	-	-	-	-	(194.9)

Balance, December 31, 2004	122.2	$ 2,653.9	$ 1.5	$ 1,236.4	$ 2,204.2	$ 0.8	$ (789.0)

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows
(All amounts in millions)

Year Ended December 31,	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 301.8	$ 328.6	$ 318.5

Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Cumulative effect of change in accounting principle	-	-	13.8
Amortization of original issue discount	1.3	15.2	14.7
Trademark impairment losses	0.2	4.5	24.4
Depreciation and other amortization	107.7	84.3	74.1
Provision for losses on accounts receivable	(0.8)	(0.6)	3.6
Deferred taxes	52.8	47.1	2.6
Gain on short sale of U. S. Treasury securities	-	(6.6)	(14.8)
Loss on repurchase of Zero Coupon Convertible Senior Notes	8.4	-	-
Other	2.0	(2.2)	3.1
Changes in operating assets and liabilities:
Accounts receivable	7.0	61.2	117.2
Inventories	34.8	(7.0)	122.9
Prepaid expenses and other current assets	(10.5)	(10.8)	20.7
Other assets	(2.6)	21.4	21.4
Accounts payable	(14.7)	(17.5)	(1.6)
Taxes payable	22.9	(13.4)	37.4
Accrued expenses and other liabilities	(48.4)	(49.2)	(41.5)

Total adjustments	160.1	126.4	398.0

Net cash provided by operating activities	461.9	455.0	716.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Maxwell, net of cash acquired	(273.5)	-	-
Acquisition of Barneys, net of cash acquired	(261.9)	-	-
Acquisition of Kasper, net of cash acquired	(37.9)	(198.2)	-
Acquisition of Gloria Vanderbilt, net of cash acquired	-	(54.0)	(80.9)
Acquisition of l.e.i., net of cash acquired	-	(2.4)	(251.8)
Additional consideration relating to Victoria acquisition	-	-	(2.0)
Capital expenditures	(56.6)	(53.3)	(52.6)
Net proceeds from sale of U.S. Treasury securities	-	12.3	9.2
Acquisition of intangibles	(1.2)	(6.0)	(2.9)
Repayments of loans to officers	-	-	2.0
Proceeds from sales of property, plant and equipment	1.7	26.9	10.4
Other	-	0.2	(0.1)

Net cash used in investing activities	(629.4)	(274.5)	(368.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of 4.25% Senior Notes, net of discount and debt issuance costs	248.1	-	-
Issuance of 5.125% Senior Notes, net of discount and debt issuance costs	248.1	-	-
Issuance of 6.125% Senior Notes, net of discount and debt issuance costs	247.3	-	-
Redemption of Zero Coupon Convertible Senior Notes	(446.6)	-	-
Redemption at maturity of 7.50% Senior Notes	(175.0)	-	-
Redemption of Barneys 9% Senior Secured Notes, including premiums and fees	(112.7)	-	-
Net borrowings (payments) under credit facilities	69.2	-	(0.8)
Repurchase of Nine West Group Senior Notes	-	-	(0.1)
Refinancing of acquired debt	-	-	(126.9)
Purchases of treasury stock	(201.5)	(102.1)	(129.2)
Proceeds from exercise of employee stock options	35.5	20.5	118.4
Dividends paid	(44.8)	(20.2)	-
Proceeds from termination of interest rate hedges	0.2	-	21.6
Repayment of long-term debt	-	(7.4)	(11.2)
Principal payments on capital leases	(5.9)	(5.5)	(12.9)

Net cash used in financing activities	(138.1)	(114.7)	(141.1)

EFFECT OF EXCHANGE RATES ON CASH	0.6	0.9	0.1

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(305.0)	66.7	206.8
CASH AND CASH EQUIVALENTS, BEGINNING	350.0	283.3	76.5

CASH AND CASH EQUIVALENTS, ENDING	$ 45.0	$ 350.0	$ 283.3

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

    We design, contract for the manufacture of, manufacture and market a broad range of women's collection sportswear, suits and dresses, casual sportswear and jeanswear for men, women and children, and women's footwear and accessories. We sell our products through a broad array of distribution channels, including better specialty and department stores and mass merchandisers, primarily in the United States and Canada. We also operate our own network of luxury, retail and factory outlet stores. In addition, we license the use of several of our brand names to select manufacturers and distributors of women's and men's apparel and accessories worldwide.

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

    We also provide credit to certain retail customers through an in-house Barneys New York credit card program. We perform ongoing credit reviews of our credit card accounts. Accounts are generally written off automatically after 180 days have passed without receipt of a full scheduled monthly payment and are written off sooner in the event of bankruptcy or other factors that make collection seem unlikely. We estimate an allowance for uncollectibility using a model that considers the current aging of the accounts, historical write-off and recovery rates and other portfolio data. Concentration of credit risk is limited because of the large number of credit card accounts.

Derivative Financial Instruments
    Our primary objectives for holding derivative financial instruments are to manage foreign currency and interest rate risks. We do not use financial instruments for trading or other speculative purposes. We have historically used derivative financial instruments to hedge both the fair value of recognized assets or liabilities (a "fair value" hedge) and the variability of anticipated cash flows of a forecasted transaction (a "cash flow" hedge). Our strategies related to derivative financial instruments have been:

  the use of foreign currency forward contracts to hedge a portion of anticipated future short-term inventory purchases to offset the effects of changes in foreign currency exchange rates (primarily between the U.S. Dollar and the Canadian Dollar, the Euro and the British Pound);

  the use of interest rate swaps to effectively convert a portion of our outstanding fixed-rate debt to variable-rate debt to take advantage of lower interest rates; and

  the use of treasury rate locks to fix forward the treasury rate component of a portion of our November 2004 debt offering that was priced based on the prevailing applicable treasury rate and credit spread at the time the debt offering was finalized.

    The derivatives we use in our risk management strategies are highly effective hedges because all the critical terms of the derivative instruments match those of the hedged item. On the date the derivative contract is entered into, we designate the derivative as either a fair value hedge or a cash flow hedge. Changes in derivative fair values that are designated as fair value hedges are recognized in earnings as offsets to the changes in fair value of the related hedged assets and liabilities. Changes in derivative fair values that are designated as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income until the associated hedged transactions impact the income statement, at which time the deferred gains and losses are reclassified to either cost of sales for inventory purchases or to SG&A expenses for all other items. Any ineffective portion of a hedging derivative's change in fair value will be immediately recognized in SG&A expenses. Differentials to be paid or received under interest rate contracts are recognized in income over the life of the contracts as adjustments to interest expense. Gains or losses generated from the early termination of interest rate contracts and treasury locks are amortized to earnings over the remaining terms of the contracts as adjustments to interest expense. The fair values of the derivatives are reported as other current assets or accrued expenses and other current liabilities, as appropriate.

Accounts Receivable
    Accounts receivable are reported at amounts we expect to be collected, net of trade discounts and deductions for co-op advertising normally taken by our customers, allowances we provide to our retail customers to effectively flow goods through the retail channels, an allowance for non-collection due to the financial position of our customers and credit card accounts, and an allowance for estimated sales returns.

Inventories
    Inventories are valued at the lower of cost or market. Approximately 50%, 37% and 13% of inventories were determined by using the FIFO (first in, first out), weighted average cost and retail methods of valuation, respectively, as of December 31, 2004 and approximately 58%, 40% and 2% of inventories were determined by using the FIFO, weighted average cost and retail methods of valuation, respectively, as of December 31, 2003. We make provisions for obsolete or slow moving inventories as necessary to properly reflect inventory value.

Property, Plant, Equipment and Depreciation and Amortization
    Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the life of the lease or the useful life of the improvement, whichever is shorter. Property under capital leases is amortized over the lives of the respective leases or the estimated useful lives of the assets.

Operating Leases
    Total rent payments under operating leases that include scheduled payment increases and rent holidays are amortized on a straight-line basis over the term of the lease. Rent expense on our buildings and retail stores is classified as an SG&A expense and, for certain stores, includes contingent rents that are based on a percentage of retail sales over stated levels. Landlord allowances are amortized by the straight-line method over the original term of the lease as a reduction of rent expense.

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

Foreign Currency Translation
    The financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period. Gains and losses resulting from translation are accumulated in a separate component of stockholders' equity. Where the local currency of a foreign subsidiary is not its functional currency, financial statements are translated at either current or historical exchange rates, as appropriate. These adjustments, along with gains and losses on currency transactions, are reflected in the consolidated statements of income. Net foreign currency gains (losses) reflected in the consolidated statements of income were $(1.9) million, $1.3 million and $(0.6) million in 2004, 2003 and 2002, respectively.

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

Advertising Expense
    We record national advertising campaign costs as an expense when the advertising takes place and we expense advertising production costs as incurred, net of reimbursements for cooperative advertising. Advertising costs associated with our cooperative advertising programs are accrued as the related revenues are recognized. Net advertising expense was $77.6 million, $74.2 million and $75.4 million in 2004, 2003 and 2002, respectively.

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

	2004	2003	2002
Number of options (in millions)	3.9	10.4	3.2
Weighted average exercise price	$37.44	$32.88	$38.97

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

Year Ended December 31,	2004	2003	2002
(In millions except per share data)

Net income - as reported	$ 301.8	$ 328.6	$ 318.5
Add: stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	10.3	7.5	8.0
Deduct: stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value-based method had been applied to all awards	(16.9)	(19.5)	(37.7)

Net income - pro forma	$ 295.2	$ 316.6	$ 288.8

Basic earnings per share
As reported	$2.44	$2.58	$2.48
Pro forma	$2.39	$2.49	$2.25
Diluted earnings per share
As reported	$2.39	$2.48	$2.36
Pro forma	$2.34	$2.39	$2.14

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

New Accounting Standards
    In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) by requiring these items to be recognized as current-period charges. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 151 will have no impact on our results of operations or our financial position.

    In December 2004, the FASB issued SFAS No. 153, "Exchanges of Monetary Assets," which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 153 will have no impact on our results of operations or our financial position.

    In December 2004, the FASB issued a revision of SFAS No. 123, "Statement of Financial Accounting Standards No. 123 (revised 2004)," which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The adoption of SFAS No. 123 (revised 2004) will not have a material effect on our results of operations or our financial position.

ACCOUNTS RECEIVABLE AND SIGNIFICANT CUSTOMERS

Accounts receivable consist of the following:

December 31,	2004	2003
(In millions)

Trade accounts receivable	$ 458.3	$ 424.1
Credit card receivable	36.2	-
Allowances for doubtful accounts, returns, discounts and co-op advertising	(46.2)	(38.3)

	$ 448.3	$ 385.8

    A significant portion of our sales are to retailers throughout the United States and Canada. We have two significant customers in our wholesale apparel and wholesale footwear and accessories operating segments.

Sales to department stores owned by The May Department Stores Company accounted for 14%, 12% and 14% of consolidated total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. Sales to department stores owned by Federated Department Stores, Inc. accounted for 12%, 13% and 14% of consolidated total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. May and Federated accounted for approximately 18% of accounts receivable at December 31, 2004.

ACQUISITIONS

    On July 8, 2004, we acquired all the outstanding shares of Maxwell. Maxwell designs and markets casual and dress footwear for women and children under multiple brand names, each of which is targeted to a distinct segment of the footwear market. Maxwell markets its products nationwide to national chains, department stores and specialty retailers. Maxwell offers footwear for women in the moderately priced market segment under the Mootsies Tootsies, Sam & Libby and Dockers Women brands, in the better market segment under the AK Anne Klein and Circa Joan & David brands and in the bridge segment under the Joan and David and Albert Nipon brands. Maxwell also sells moderately priced children's footwear under both the Mootsies Tootsies and Sam & Libby brands and licenses the J. G. Hook trademark from J. G. Hook, Inc. to source and develop private label products for retailers who require brand identification. Maxwell operates in the wholesale footwear and accessories segment.

    The acquisition of Maxwell is intended to provide further diversification in our footwear business and strengthen our positions in both the moderate and children's distribution channels. We also expect to benefit from the cross-branding opportunities that exist with our other lines of business.

    The aggregate purchase price was $377.1 million, which included $23.25 per share in cash for each outstanding share of Maxwell (for a total of $345.8 million) and $24.1 million related to Maxwell's employee stock options. The purchase price was allocated to Maxwell's assets and liabilities, tangible and intangible (as determined by an independent appraiser), with the excess of the purchase price over the fair value of the net assets acquired of approximately $206.1 million being recorded as goodwill in the wholesale footwear and accessories segment. The acquired goodwill relating to Maxwell will not be deductible for tax purposes.

    On December 20, 2004, we acquired 100% of the common stock of Barneys. Barneys is a luxury retailer that provides its customers with a wide variety of merchandise across a broad range of prices, including a diverse selection of Barneys label merchandise. Barneys' preferred arrangements with established and emerging designers, combined with creative merchandising, store designs and displays, advertising campaigns, publicity events and emphasis on customer service, has positioned it as a leading retailer of men's and women's fashion, cosmetics, jewelry and home furnishings. Barneys complements its merchandise offerings from designers such as Giorgio Armani, Manolo Blahnik, Marc Jacobs, Prada, Jil Sander and Ermenegildo Zegna with a diverse selection of Barneys label merchandise, including ready-to-wear apparel, handbags, shoes, dress shirts, ties and sportswear. Barneys label merchandise is manufactured by independent third parties according to Barneys' specifications and is of comparable quality to the designer merchandise. Barneys operates in the retail segment.

    As our growth strategy has focused on diversification to provide a well-balanced portfolio of businesses, the acquisition of Barneys provides additional diversification by introducing a new competency in luxury specialty retailing. With an inherent diversified portfolio comprised of its own brand, as well as numerous other brands from new designers and classic design houses, Barneys provides entry into the high-growth, resilient luxury goods market.

    The aggregate cash purchase price was $294.5 million (of which $3.1 million was paid in January 2005), which included $19.00 for each outstanding share of Barneys (for a total of $264.5 million) and $26.7 million related to Barneys' employee stock options, preferred stock and stock warrants. We also assumed approximately $106.0 million of Barneys funded debt, $102.2 million of which we subsequently refinanced. The purchase price was allocated to Barneys' assets and liabilities, with the excess of the purchase price over the fair value of the net assets acquired of approximately $276.3 million being recorded as goodwill in the retail segment. Of the acquired goodwill relating to Barneys, approximately $83.1 million will be deductible for tax purposes. Barneys' intangible assets (including trademarks, customer lists and vendor relationships)

are currently being valued by independent appraisers; the appraised values will be reclassified from goodwill to other intangible assets during the first quarter of 2005.

    The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for both Maxwell and Barneys. The allocations of the respective purchase prices have not been finalized and are subject to refinement. Any additional adjustments resulting from the finalization of the purchase price allocations of Maxwell and Barneys will affect the amounts assigned to goodwill. Other than the reclassification of intangible assets related to Barneys, these adjustments are not expected to be material.

(In millions)	Maxwell	Barneys
Current assets	$ 191.3	$ 172.5
Property, plant and equipment	0.9	48.5
Intangible assets	40.3	-
Goodwill	206.1	276.3
Other assets	-	11.9

Total assets acquired	438.6	509.2

Current liabilities	45.4	105.5
Long-term debt	16.1	109.2

Total liabilities assumed	61.5	214.7

Net assets acquired	$ 377.1	$ 294.5

    Of the $40.3 million of acquired Maxwell intangible assets, $24.7 million was assigned to registered trademarks that are not subject to amortization, $1.1 million was assigned to third-party license agreements, which had a useful life of approximately 18 months on the acquisition date, and $14.5 million was assigned to existing customer orders, which had a useful life of approximately eight months on the acquisition date. The amortization of the license agreements and customer orders is included in SG&A expenses. The amortization of Barneys intangible assets will also be included in SG&A expenses.

    On December 1, 2003, we acquired 100% of the common stock of Kasper. Kasper designs, markets, sources, manufactures and distributes women's suits, sportswear and dresses. Kasper's brands include such well-recognized names as Albert Nipon, Anne Klein New York, AK Anne Klein, Kasper and Le Suit. In addition, Kasper has granted licenses for the manufacture and distribution of certain other products including, but not limited to, women's watches, jewelry, handbags, small leather goods, footwear, coats, eyewear and swimwear and men's apparel. Kasper also operates retail outlet stores under the Kasper and Anne Klein names, which not only sell company produced apparel, but also showcase and sell licensed products. The acquisition of Kasper is intended to partially replace the business in the better market lost by the termination of the Lauren and Ralph agreements and increases our penetration into the better market distribution channel. We also expect to benefit from the cross-branding opportunities of Kasper's brands that exist with our other lines of business. Kasper operates in both the wholesale better apparel and retail segments and the licensing of acquired Kasper trademarks to independent third parties is reported in the licensing, other and eliminations segment.

    The aggregate purchase price was $259.5 million. The purchase price was allocated to Kasper's assets and liabilities, tangible and intangible (as determined by an independent appraiser), with the excess of the purchase price over the fair value of the net assets acquired of approximately $57.0 million being recorded as goodwill, of which $9.4 million was assigned to the retail segment and the balance assigned to the wholesale better apparel segment. Of the acquired goodwill, approximately $22.1 million will be deductible for tax purposes.

    Of the $107.6 million of acquired Kasper intangible assets, $79.5 million was assigned to registered trademarks that are not subject to amortization, $18.5 million was assigned to third-party license agreements, which had a weighted-average useful life of approximately 86 months on the acquisition date, $9.1 million was assigned to existing customer orders, which had a useful life of approximately eight months on the acquisition date, and $0.5 million was assigned to a below-market lease, which had a useful life of approximately 109 months on the acquisition date. The amortization of the customer orders and the below-market lease is included in SG&A expenses and the amortization of the license agreements is included in net licensing income.

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

    The aggregate purchase price was $312.1 million, which included payments to the selling shareholders of $274.8 million in cash and the issuance of 1,035,854 shares of our common stock valued for financial reporting purposes at $35.04 per share (the average closing price for the week containing July 10, 2002, the date the acquisition was announced). The number of our common shares delivered was based upon the average of the high and low sales price for the ten consecutive trading days immediately preceding the signing date.

    The purchase price was allocated to l.e.i.'s assets and liabilities, tangible and intangible (as determined by an independent appraiser), with the excess of the purchase price over the fair value of the net assets acquired of approximately $172.7 million being recorded as goodwill. The goodwill was assigned to the wholesale moderate apparel segment and will be deductible for tax purposes. We also assumed approximately $84.0 million of l.e.i.'s funded debt and accrued interest, $83.2 million of which we subsequently refinanced.

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

    On April 8, 2002, we acquired 100% of the common stock of Gloria Vanderbilt and also the Gloria Vanderbilt, Glo and other trademarks and third-party licenses from Gloria Vanderbilt Trademark B.V. Gloria Vanderbilt is a leading designer, marketer and distributor of women's moderately priced stretch and twill jeanswear. Gloria Vanderbilt markets its products nationwide to national chains, department stores, mass merchants, and specialty retailers. Brands include Gloria Vanderbilt, and junior product marketed under the Glo brand name. The acquisition of Gloria Vanderbilt increased our penetration into the moderate market distribution channel. Gloria Vanderbilt is reported under our wholesale moderate apparel segment.

    The original aggregate purchase price was $100.9 million, which included $80.9 million in cash payments and 562,947 shares of our common stock valued at $35.564 (the average closing price for the week containing March 19, 2002, the date the acquisition was announced). The purchase price was allocated to Gloria Vanderbilt's assets and liabilities, tangible and intangible (as determined by an independent appraiser).

    The terms of the acquisition agreement for Gloria Vanderbilt required us to pay the former Gloria Vanderbilt shareholders additional consideration of $4.50 for each $1.00 of Gloria Vanderbilt's earnings before interest and taxes (as defined in the stock purchase agreement) that exceeded certain targeted levels for the 12 months following the completion of the acquisition, up to a maximum of $54.0 million. The maximum additional consideration was paid in cash on July 7, 2003 and was recorded first as a reduction of the liability resulting from the fair value of assets acquired exceeding the purchase price, with the remaining balance of $45.1 million being recorded as goodwill in the wholesale moderate segment in the third fiscal quarter of 2003. The acquired goodwill relating to Gloria Vanderbilt will not be deductible for tax purposes.

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

    Our consolidated financial statements include the results of operations of the acquired companies from their respective acquisition dates. The following unaudited pro forma information presents a summary of our consolidated results of operations as if the Maxwell, Barneys and Kasper acquisitions and their related financing had taken place on January 1, 2003. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2003, or which may result in the future.

Year Ended December 31,	2004	2003
Total revenues (in millions)	$ 5,237.1	$ 5,368.9
Net income (in millions)	347.9	381.8
Basic earnings per common share	$2.81	$3.00
Diluted earnings per common share	$2.76	$2.87

ACCRUED RESTRUCTURING COSTS

    In connection with the acquisitions of Nine West Group, Judith Jack, McNaughton, Gloria Vanderbilt, Kasper and Maxwell, we assessed and formulated plans to restructure certain operations of each company. These plans involved the closure of manufacturing facilities, certain offices, foreign subsidiaries, and selected domestic and international retail locations.

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

(In millions)	Severance and other employee costs	Closing of retail stores and consolidation of facilities	Total
Balance, January 1, 2002	$ 11.2	$ 4.2	$ 15.4
Net additions (reversals)	3.3	4.2	7.5
Payments and reductions	(7.1)	(6.3)	(13.4)

Balance, December 31, 2002	7.4	2.1	9.5
Net additions	6.4	2.1	8.5
Payments and reductions	(6.9)	(0.5)	(7.4)

Balance, December 31, 2003	6.9	3.7	10.6
Net additions	16.9	17.4	34.3
Payments and reductions	(17.3)	(3.0)	(20.3)

Balance, December 31, 2004	$ 6.5	$ 18.1	$ 24.6

    Estimated severance payments and other employee costs of $6.5 million accrued at December 31, 2004 relate to the remaining estimated severance for an estimated 177 employees at locations to be closed. Employee groups affected (totaling an estimated 1,129 employees) include accounting, administrative, customer service, manufacturing, production, warehouse and management personnel at locations closed or to be closed and duplicate corporate headquarters management and administrative personnel.

    The $16.9 million net addition during 2004 represents severance accruals related to acquisitions, which was recorded as an increase to goodwill.

    The $6.4 million net addition during 2003 represents a $5.9 million increase in severance accruals related to acquisitions, which was recorded as an increase to goodwill, a $0.7 million severance accrual related to the closing of the North Carolina facility recorded as an SG&A expense in the wholesale better apparel segment and a $0.2 million reduction of severance accruals recorded as a reduction of SG&A expenses in the wholesale footwear and accessories segment.

    The $3.3 million net addition in 2002 represents a net reversal of $1.7 million of the accrual related to acquisitions, which was recorded as a reduction of goodwill, a $3.6 million severance accrual related to the closing of the Mexico and Texas facilities recorded as an SG&A expense in the wholesale moderate apparel segment, a $0.4 million severance accrual related to the closing of the Canadian facility recorded as an SG&A expense in the wholesale better apparel segment and a $1.0 million severance accrual recorded as an SG&A expense in the wholesale footwear and accessories segment.

    During 2004, 2003 and 2002, $17.3 million, $6.9 million and $7.1 million, respectively, of the reserve was utilized (relating to partial or full severance and related costs for 231, 575 and 270 employees, respectively).

    The $18.1 million accrued at December 31, 2004 for the consolidation of facilities relates to expected costs to be incurred, including lease obligations, for closing certain acquired facilities in connection with consolidating their operations into our other existing facilities.

    The $17.4 million addition for 2004 represents a $15.9 million accrual for the closing of certain Kasper and Maxwell facilities, which was recorded as an increase to goodwill, and a $1.7 million lease termination payment for the North Carolina facility offset by a $0.2 million reduction in accruals related to the closing of the Canadian facility, both of which were recorded as SG&A expenses in the wholesale better apparel segment.

    The $2.1 million additional accrual for 2003 represents a $2.2 million accrual related to the closing of acquired facilities and retail stores, which was recorded as an increase to goodwill, offset by a $0.1 million reduction in accruals related to the closing of the Canadian facility recorded as a reduction of SG&A expenses in the wholesale better apparel segment.

    The $4.2 million additional accrual for 2002 consists of a $0.4 million accrual related to the closing of acquired facilities, which was recorded as an increase to goodwill, a $0.5 million accrual related to the closing of the Canadian facility recorded as an SG&A expense in the wholesale better apparel segment and a $3.3 million accrual related to the closing of the Texas facility recorded as an SG&A expense in the wholesale moderate apparel segment.

    Our plans have not been finalized in all areas, and additional restructuring costs may result as we continue to evaluate and assess the impact of duplicate responsibilities, warehouses and office locations. We do not expect any final adjustments to be material. Any additional costs relating to Maxwell before July 8, 2005 will be recorded as goodwill; after that date, additional costs will be charged to operations in the period in which they occur. Any costs not related to Maxwell will be charged to operations in the period in which they occur.

INVENTORIES

    Inventories are summarized as follows:

December 31,	2004	2003
(In millions)

Raw materials	$ 21.5	$ 31.1
Work in process	33.6	30.6
Finished goods	609.1	528.9

	$ 664.2	$ 590.6

PROPERTY, PLANT AND EQUIPMENT

    Major classes of property, plant and equipment are as follows:

December 31,	2004	2003	Useful lives (years)
(In millions)

Land and buildings	$ 125.9	$ 96.4	5 - 40
Leasehold improvements	237.8	169.7	1 - 39
Machinery and equipment	360.8	291.5	3 - 20
Furniture and fixtures	67.2	64.6	3 - 8
Construction in progress	11.6	18.8	-

	803.3	641.0
Less: accumulated depreciation and amortization	499.7	372.6

	$ 303.6	$ 268.4

    Depreciation and amortization expense relating to property, plant and equipment was $64.0 million, $56.9 million and $52.2 million in 2004, 2003 and 2002, respectively.

    Included in property, plant and equipment are the following capitalized leases:

December 31,	2004	2003	Useful lives (years)
(In millions)

Buildings	$ 74.2	$ 74.2	15 - 20
Machinery and equipment	11.8	11.5	3 - 7

	86.0	85.7
Less: accumulated amortization	32.0	24.9

	$ 54.0	$ 60.8

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

    We perform our annual impairment test for goodwill and trademarks during the fourth fiscal quarter of the year. As a result of continuing decreases in projected accessory revenues in our costume jewelry lines, the conversion of a portion of our Enzo Angiolini retail stores to the more moderately-priced Bandolino brand, and the discontinuance of our Rena Rowan better product line, we recorded additional trademark impairment charges of $18.6 million in 2002, $4.5 million in 2003 and $0.2 million in 2004. All trademark impairment charges are reported as SG&A expenses in the licensing, other and eliminations segment.

    The components of other intangible assets are as follows:

December 31,	2004		2003
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
License agreements	$ 62.7	$ 34.4	$ 68.9	$ 25.1
Acquired order backlog	14.5	14.0	9.1	1.1
Covenant not to compete	2.9	2.8	2.9	2.2
Other	0.5	0.1	0.6	-

	80.6	51.3	81.5	28.4
Unamortized trademarks	738.9	-	714.4	-

	$ 819.5	$ 51.3	$ 795.9	$ 28.4

    During 2004, we acquired $14.5 million of existing customer orders that have an amortization period of eight months and $2.3 million of license agreements that have a weighted-average amortization period of 21.1 months. Amortization expense for intangible assets subject to amortization was $32.6 million, $18.5 million and $9.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. Amortization expense for intangible assets subject to amortization for each of the years in the five-year period ending December 31, 2009 is estimated to be $6.0 million in 2005, $3.7 million in 2006, $2.4 million in 2007, $2.3 million in 2008 and $2.3 million in 2009.

    The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2004, by segment and in total, are as follows:

(In millions)	Wholesale Better Apparel	Wholesale Moderate Apparel	Wholesale Footwear & Accessories	Retail	Total
Balance, January 1, 2003	$ 356.7	$ 470.6	$ 602.7	$ 111.2	$ 1,541.2
Net adjustments to purchase price of prior acquisitions	-	1.4	-	-	1.4
Additional consideration paid for Gloria Vanderbilt	-	45.1	-	-	45.1
Additional consideration paid for l.e.i.	-	2.2	-	-	2.2
Acquisition of Kasper	47.6	-	-	9.4	57.0

Balance, December 31, 2003	404.3	519.3	602.7	120.6	1,646.9
Net adjustments to purchase price of prior acquisitions	(4.2)	(0.1)	-	-	(4.3)
Acquisition of Maxwell	-	-	206.1	-	206.1
Acquisition of Barneys	-	-	-	276.3	276.3

Balance, December 31, 2004	$ 400.1	$ 519.2	$ 808.8	$ 396.9	$ 2,125.0

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

    At December 31, 2004 and 2003, the fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

December 31,	2004		2003
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt, including current portion	$ 1,106.6	$ 1,119.8	$ 966.3	$ 1,018.9
Foreign currency exchange contracts, net asset (liability)	2.0	2.0	(0.5)	(0.5)

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

    We are exposed to market risk related to changes in foreign currency exchange rates. We have assets and liabilities denominated in certain foreign currencies and purchase products from foreign suppliers who require payment in funds other than the U.S. Dollar. At December 31, 2004, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total of US$12.0 million at a weighted-average exchange rate of 1.2291 through June 2005, US $24.7 million for Euros at a weighted-average exchange rate of 1.3683 through December 2005 and US $1.6 million for British Pounds at a weighted-average exchange rate of 1.9138 through October 2005.

    We recorded amortization of net gains resulting from the termination of interest rate swaps and locks of $7.8 million, $7.6 million and $3.5 million during 2004, 2003 and 2002, respectively, as a reduction of interest expense. We reclassified $0.9 million and $1.9 million of net losses from foreign currency exchange contracts to cost of sales in 2004 and 2003, respectively. There has been no material ineffectiveness related to our foreign currency exchange contracts as the instruments are designed to be highly effective in offsetting losses and gains transactions being hedged. As of December 31, 2004, the estimated net amount of existing gains and losses reported in accumulated other comprehensive income that will be reclassified into earnings in the next 12 months include amortization of $6.4 million of net gains resulting from the termination of interest rate swaps as a reduction of interest expense and no material reclassification of net gains from currency exchange contracts to cost of sales.

CREDIT FACILITIES

    At December 31, 2004, we had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.5 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for a $500.0 million three-year revolving credit facility (which was reduced from $700.0 million in June 2004 and expires in June 2006) and a $1.0 billion five-year revolving credit facility (which replaced a similar $700.0 million five-year revolving credit facility in June 2004). At December 31, 2004, $69.2 million in cash borrowings was outstanding under the three-year revolving credit facility and $367.8 million in outstanding letters of credit was outstanding under our five-year revolving credit facility. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require us to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on our ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers and pay dividends.

    In addition to these committed facilities, we have unsecured uncommitted lines of credit for the purpose of issuing letters of credit and bankers' acceptances for Kasper and Maxwell. At December 31, 2004, $27.9 million in letters of credit were outstanding under these lines of credit.

    At December 31, 2004, we also had a C$15.0 million unsecured line of credit in Canada, under which no amounts were outstanding.

    The weighted-average interest rate for outstanding cash borrowings under our credit facilities was 5.25% at December 31, 2004.

LONG-TERM DEBT

    Long-term debt consists of the following:

December 31,	2004	2003
(In millions)

7.50% Senior Notes due 2004, net of unamortized discount of $0.1	$ -	$ 174.9
8.375% Series B Senior Notes due 2005, net of unamortized discount of $0.0 and $0.1	129.6	129.5
7.875% Senior Notes due 2006, net of unamortized discount of $0.5 and $0.8	224.5	224.2
9% Senior Secured Notes due 2008, net of unamortized discount of $0.5	3.3	-
4.250% Senior Notes due 2009, net of unamortized discount of $0.2	249.8	-
5.125% Senior Notes due 2014, net of unamortized discount of $0.2	249.8	-
3.50% Zero Coupon Convertible Senior Notes due 2021, net of unamortized discount of $7.7	-	437.7
6.125% Senior Notes due 2014, net of unamortized discount of $0.4	249.6	-

	1,106.6	966.3
Less: current portion	129.6	174.9

	$ 977.0	$ 791.4

    Long-term debt maturities for each of the next five years are $129.6 million in 2005, $225.0 million in 2006, $3.8 million in 2008 and $250.0 million in 2009. All of our notes contain certain covenants, including, among others, restrictions on liens, sale-leaseback transactions and additional secured debt, and pay interest semiannually. The weighted-average interest rate of our long-term debt was 6.1% at December 31, 2004.

    In November 2004, we issued $250.0 million of 4.250% Senior Notes due 2009, $250.0 million of 5.125% Senior Notes due 2014 and $250.0 million of 6.125% Senior Notes due 2034. Net proceeds of the offering were $743.5 million, which were used to fund the acquisition of Barneys, to redeem Barneys' outstanding 9% Senior Secured Notes and to repay amounts then outstanding under our Senior Credit Facilities.

    On February 2, 2004, we redeemed all our outstanding Zero Coupon Convertible Senior Notes due 2021 at a redemption price (inclusive of issue price plus accrued original issue discount) of $554.41 per $1,000 of principal amount at maturity for a total payment of $446.6 million. As a result of this transaction, we recorded an SG&A expense of $8.4 million in 2004, representing the writeoff of unamortized bond discounts and debt issuance costs. On June 15, 2004, we redeemed at maturity all our 7.50% Senior Notes due 2004 for a total payment of $175.0 million.

ACCUMULATED OTHER COMPREHENSIVE INCOME

    Accumulated other comprehensive income is comprised of the following:

December 31,	2004	2003
(In millions)

Foreign currency translation adjustments	$ 5.6	$ 2.6
Minimum pension liability adjustments	(10.3)	(8.7)
Unrealized gains on hedge contracts	5.5	9.9

	$ 0.8	$ 3.8

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

    We use foreign currency forward contracts for the specific purpose of hedging the exposure to variability in forecasted cash flows associated primarily with inventory purchases. These instruments are designated as cash flow hedges as the principal terms of the forward exchange contracts are the same as the underlying forecasted foreign currency cash flows. Therefore, changes in the fair value of the forward contracts should be highly effective in offsetting changes in the expected foreign currency cash flows, and accordingly, changes in the fair value of forward exchange contracts are recorded in accumulated other comprehensive income, net of related tax effects, with the corresponding asset or liability recorded in the balance sheet. Amounts recorded in accumulated other comprehensive income are reflected in current-period earnings when the hedged transaction affects earnings.

    The following summarizes, by major currency, the U.S. Dollar equivalent amount of our foreign currency forward exchange contracts.

December 31,	2004		2003
(In millions)	Notional Amount	Fair Value - Asset/ (Liability)	Notional Amount	Fair Value - Asset/ (Liability)

Canadian Dollar - U.S. Dollar	$ 12.0	$ (0.3)	$ 11.0	$ (0.5)
U.S. Dollar - Euro	24.7	2.2	-	-
U.S. Dollar - British Pound	1.6	0.1	-	-

	$ 38.3	$ 2.0	$ 11.0	$ (0.5)

    During 2004, no material amounts were reclassified from other comprehensive income to earnings and there was no material ineffectiveness related to our cash flow hedges. If foreign currency exchange rates or interest rates do not change from their December 31, 2004 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months also will not be material. The actual amounts that will be reclassified to earnings over the next 12 months could vary, however, as a result of changes in market conditions.

    In connection with the $250.0 million of 4.250% Senior Notes due 2009 and $250.0 million of 5.125% Senior Notes due 2014 issued in November 2004, we had entered into two interest rate lock agreements which were terminated upon the issuance of the notes. These terminations generated pre-tax gains of $0.2 million, which is being amortized as a reduction of interest expense over the term of the related notes.

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

    Approximately $6.4 million of pre-tax income will be reclassified into earnings within the next 12 months related to these terminated agreements.

COMMON STOCK

    The Board of Directors has authorized several programs to repurchase our common stock from time to time in open market transactions totaling $1.0 billion. As of December 31, 2004, 32.4 million shares had been acquired at a cost of $858.6 million. There is no time limit for the utilization of the amounts remaining under any uncompleted programs.

OBLIGATIONS UNDER CAPITAL LEASES

    Obligations under capital leases consist of the following:

December 31,	2004	2003
(In millions)

Warehouses, office facilities and equipment	$ 44.0	$ 49.6
Less: current portion	4.4	5.9

Obligations under capital leases - noncurrent	$ 39.6	$ 43.7

    We occupy warehouse and office facilities leased from the City of Lawrenceburg, Tennessee. Two ten-year net leases run until July 2005 and May 2006, respectively, and require minimum annual rent payments of $0.5 million each plus accrued interest. In connection with these leases, we guaranteed $10.0 million of Industrial Development Bonds issued in order to construct the facilities, $1.0 million of which remained unpaid as of December 31, 2004. We obtain title to these facilities upon expiration of the leases. The financing agreement with the issuing authority requires us to comply with the same financial covenants required by our Senior Credit Facilities (see "Credit Facilities").

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

    We also lease various equipment under two to six-year leases at an aggregate annualized rental of $3.4 million. The equipment has been capitalized at its fair market value of $10.5 million, which approximates the present value of the minimum lease payments.

    The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 31, 2004:

Year Ending December 31,
(In millions)

2005	$ 7.2
2006	5.4
2007	5.1
2008	5.2
2009	5.1
Later years	41.1

Total minimum lease payments	69.1
Less: amount representing interest	25.1

Present value of net minimum lease payments	$ 44.0

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

    (b) ROYALTIES. Under an exclusive license to manufacture certain items under the Polo Jeans Company trademark pursuant to license and design service agreements with Polo, we are obligated to pay Polo a percentage of net sales of Polo Jeans Company products. Minimum payments under these agreements amount to $5.6 million for 2005 and $7.2 million per year during the period 2006 through 2010. We are also obligated to spend on advertising a percentage of net sales of these licensed products. The agreements expire on December 31, 2010 and may be renewed by us in five-year increments for up to 20 additional years provided that we achieve certain minimum sales levels. Renewal of the Polo Jeans Company license after 2010 requires a one-time payment by us of $25.0 million or, at our option, a transfer of a 20% interest in our Polo Jeans Company business to Polo (with no fees required for subsequent renewals). Polo also has an option, exercisable on or before June 1, 2010, to purchase our Polo Jeans Company business at the end of 2010 for a purchase price, payable in cash, equal to 80% of the then fair market value of the business as a going concern, assuming continuation of the Polo Jeans License through 2030.

    We also have an exclusive license to produce and sell costume jewelry in the United States and Canada under the Tommy Hilfiger trademark, which expires on March 31, 2008. The agreement provides for payment by us of a percentage of net sales against guaranteed minimum royalty and advertising payments as set forth in the agreement. Minimum payments under this agreement amount to $1.4 million in 2005, $1.5 million in 2006, $1.7 million in 2007 and $0.4 million in 2008. We also have an exclusive license to produce, market and distribute costume jewelry in the United States, Canada, Mexico and Japan under the Givenchy trademark, which expires on December 31, 2005. The agreement provides for the payment by us of a percentage of net sales against guaranteed minimum royalty and advertising payments as set forth in the agreement. Minimum payments under this agreement amount to $0.5 million in 2005.

    We also have an exclusive license to produce and sell women's footwear under the Dockers Women trademark in the United States (including its territories and possessions) pursuant to an agreement with Levi Strauss & Co. which expires in December 2005. The agreement provides for payment by us of a percentage of net sales against guaranteed minimum royalty and advertising payments as set forth in the agreement. Minimum payments under this agreement amount to $0.9 million in 2005.

    We also have an exclusive license to design, develop and market women's and children's shoes under the J. G. Hook and Hook Sport brand names pursuant to an agreement with J. G. Hook, Inc. which expires in December 2006. This agreement provides for the payment by us of a percentage of net sales against guaranteed minimum royalty payments as set forth in the agreement. Minimum payments under this agreement amount to $0.1 million in 2005 and $0.2 million in 2006.

    (c) LEASES. Total rent expense charged to operations for the years ended December 31, 2004, 2003 and 2002 was as follows.

Year Ended December 31,	2004	2003	2002
(In millions)

Minimum rent	$ 122.7	$ 107.6	$ 100.8
Contingent rent	1.9	1.1	1.1
Less: sublease rent	(6.8)	(6.4)	(5.6)

	$ 117.8	$ 102.3	$ 96.3

    The following is a schedule of future minimum rental payments required under operating leases:

Year Ending December 31,
(In millions)

2005	$ 139.3
2006	125.1
2007	108.3
2008	90.1
2009	78.0
Later years	369.8

$ 910.6

    Certain of the leases provide for renewal options and the payment of real estate taxes and other occupancy costs. Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating $40.8 million.

INCOME TAXES

    The following summarizes the provision for income taxes:

Year Ended December 31,	2004	2003	2002
(In millions)

Current:
Federal	$ 103.0	$ 131.1	$ 173.8
State and local	16.5	15.0	19.9
Foreign	8.8	5.2	5.4

	128.3	151.3	199.1

Deferred:
Federal	48.6	43.7	3.7
State and local	4.3	3.8	(2.1)
Foreign	(0.1)	(0.4)	0.5

	52.8	47.1	2.1

Provision for income taxes	$ 181.1	$ 198.4	$ 201.2

    The total income tax provision was recorded as follows:

Year Ended December 31,	2004	2003	2002
(In millions)

Included in income before cumulative effect of change in accounting principle	$ 181.1	$ 198.4	$ 201.2
Included in cumulative effect of change in accounting for intangible assets	-	-	(8.4)

	$ 181.1	$ 198.4	$ 192.8

    The domestic and foreign components of income before provision for income taxes are as follows:

Year Ended December 31,	2004	2003	2002
(In millions)

United States	$ 457.1	$ 517.3	$ 526.4
Foreign	25.8	9.7	7.1

Income before provision for income taxes	$ 482.9	$ 527.0	$ 533.5

    The provision for income taxes on adjusted historical income differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

Year Ended December 31,	2004	2003	2002
(In millions)

Provision for Federal income taxes at the statutory rate	$ 169.0	$ 184.5	$ 186.7
State and local income taxes, net of federal benefit	13.6	11.6	11.7
Reversal of prior years federal income tax audit accruals	-	(8.7)	-
Valuation allowance	-	8.5	-
Other items, net	(1.5)	2.5	2.8

Provision for income taxes	$ 181.1	$ 198.4	$ 201.2

    We have not provided for U.S. Federal and foreign withholding taxes on $38.4 million of foreign subsidiaries' undistributed earnings as of December 31, 2004. Such earnings are intended to be reinvested indefinitely.

The following is a summary of the significant components of our deferred tax assets and liabilities:

December 31,	2004	2003
(In millions)

Deferred tax assets (liabilities):
Nondeductible accruals and allowances	$ 89.4	$ 82.4
Depreciation	5.8	9.5
Intangible asset valuation and amortization	(208.5)	(176.6)
Loss and credit carryforwards	36.0	29.9
Amortization of stock-based compensation	9.5	6.1
Other (net)	9.5	7.7
Valuation allowance	(8.5)	(8.5)

Net deferred tax liability	$ (66.8)	$ (49.5)

Included in:
Current assets	$ 68.2	$ 80.6
Noncurrent liabilities	(135.0)	(130.1)

Net deferred tax liability	$ (66.8)	$ (49.5)

    As of December 31, 2004, we had federal and state net operating loss carryforwards of $35.7 million and $214.7 million, respectively, which expire through 2023. We also had capital loss carryforwards of $22.6 million, which expire in 2006, and state tax credit carryforwards of $4.2 million, which expire through 2020.

    During the fourth fiscal quarter of 2003, the Internal Revenue Service completed its audits of our returns through 2000. As a result, we reversed $8.7 million of tax accruals established in years prior to 2001.

    We have determined that the $22.6 million of capital loss carryforwards expiring in 2006 may not be utilized; therefore, we established a valuation allowance of $8.5 million in 2003.

EARNINGS PER SHARE
Year Ended December 31,	2004	2003	2002
(In millions except per share amounts)

Basic
Net income	$ 301.8	$ 328.6	$ 318.5
Weighted average common shares outstanding	123.6	127.3	128.2

Basic earnings per share	$ 2.44	$ 2.58	$ 2.48

Diluted
Net income	$ 301.8	$ 328.6	$ 318.5
Add: interest expense associated with convertible notes, net of tax benefit	0.8	9.5	9.1

Income available to common shareholders	$ 302.6	$ 338.1	$ 327.6

Weighted average common shares outstanding	123.6	127.3	128.2
Effect of dilutive securities:
Employee stock options	2.2	1.3	2.9
Assumed conversion of convertible notes	0.7	7.9	7.9

Weighted average common shares and share equivalents outstanding	126.5	136.5	139.0

Diluted earnings per share	$ 2.39	$ 2.48	$ 2.36

SHORT-TERM BOND TRANSACTIONS

    During 2001 and 2002, we entered into two transactions relating to the short sale of $487.4 million of U.S. Treasury securities. The transactions were intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. As a result of these transactions, we recorded short-term capital gains of $14.8 million, interest income of $1.8 million and interest expense and fees of $19.3 million during 2002 and short-term capital gains of $6.6 million, interest income of $0.6 million and interest expense and fees of $7.9 million during 2003. The net effects of $2.7 million and $0.7 million, respectively, are included in the statement of operations as interest expense. The first transaction, which represented $157.9 million of the securities, closed in August 2002. The second transaction, which represented $190.5 million of the securities, closed in May 2003. There are no present intentions to enter into any further transactions.

STATEMENT OF CASH FLOWS

Year Ended December 31,	2004	2003	2002
(In millions)

Detail of acquisitions:
Fair value of assets acquired	$ 985.7	$ 382.0	$ 621.3
Liabilities assumed	(279.3)	(103.9)	(208.7)
Common stock and options issued	-	-	(56.3)

Cash paid for acquisitions	706.4	278.1	356.3
Cash acquired in acquisitions	(133.1)	(23.5)	(21.6)

Net cash paid for acquisitions	$ 573.3	$ 254.6	$ 334.7

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$ 50.3	$ 47.0	$ 48.7
Income taxes	98.5	163.2	158.6
Supplemental disclosures of non-cash investing and financing activities:
Equipment acquired through capital lease financing	0.3	29.3	5.4
Tax benefits related to stock options	5.0	2.9	12.9
Restricted stock issued to employees	4.5	18.8	10.8

STOCK OPTIONS AND RESTRICTED STOCK

    Under two stock option plans, we may grant stock options and other awards from time to time to key employees, officers, directors, advisors and independent consultants to us or to any of our subsidiaries. In general, options become exercisable over either a three-year or five-year period from the grant date and expire 10 years after the date of grant for options granted on or before May 28, 2003 and seven years after the date of grant thereafter. In certain cases for non-employee directors, options become exercisable six months after the grant date. Shares available for future option grants at December 31, 2004 totaled 3.6 million. Total compensation cost recorded for stock-based employee compensation awards (including awards to non-employee directors) was $16.5 million, $12.2 million and $12.9 million (of which $11.3 million was related to executive compensation obligations) for 2004, 2003 and 2002, respectively.

    The following table summarizes information about stock option transactions (options in millions):

	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1	12.6	$29.64	14.2	$29.28	17.9	$27.26
Granted	0.8	$34.15	0.3	$30.28	2.0	$36.28
Exercised	(1.4)	$25.54	(0.9)	$22.29	(4.8)	$24.54
Cancelled/forfeited	(0.5)	$35.26	(1.0)	$31.35	(0.9)	$30.56

Outstanding, December 31	11.5	$30.19	12.6	$29.64	14.2	$29.28

    The following table summarizes information about stock options outstanding at December 31, 2004 (options in millions):

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0 to $10	0.1	4.3	$3.68	0.1	$3.68
$10 to $20	0.8	3.0	$14.86	0.8	$14.86
$20 to $25	1.5	4.7	$22.99	1.3	$22.98
$25 to $30	2.4	5.9	$28.67	2.1	$28.61
$30 to $35	3.9	6.4	$32.14	2.3	$31.52
$35 to $40	2.2	6.6	$36.98	1.6	$37.10
$40 to $70	0.6	5.9	$42.55	0.5	$42.86

In total	11.5	5.8	$30.19	8.7	$29.31

    The following table summarizes the weighted average fair value of options granted and the related assumptions used in the Black-Scholes option pricing model.

Year Ended December 31,	2004	2003	2002
Weighted-average fair value of options at grant date:
Exercise price less than market price	$32.93	$34.38	$32.71
Exercise price equal to market price	$10.77	$12.11	$14.72

Assumptions:
Dividends yield	1.00%	0.77%	-
Expected volatility	40.9%	47.9%	50.0%
Risk-free interest rate	2.87%	2.55%	3.98%
Expected life (years)	4.0	3.8	3.5

    During 2004, 126,250 shares of restricted common stock were issued to 91 employees under the 1999 Stock Incentive Plan. The restrictions generally lapse on one-third of the number of restricted shares on each of the first three anniversary dates of issue. The value of this stock based on quoted market values was $4.5 million, which we are amortizing over the period in which the restrictions lapse. The restrictions do not affect voting and dividend rights.

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

    In connection with the acquisitions of Nine West Group, Victoria, McNaughton, Gloria Vanderbilt, Kasper, Maxwell and Barneys, we assumed additional plans in which certain employees participate.

    Nine West Group, Victoria, Gloria Vanderbilt and Kasper maintained defined contribution plans and McNaughton maintained two such plans under Section 401(k) of the Code. Certain employees not covered by a collective bargaining agreement and meeting certain other requirements were eligible to participate in these plans. Participants could elect to have a portion (typically up to 15%) of their salary deferred and deposited with a qualified trustee, who in turn invested the money in a variety of investment vehicles as selected by each participant. All employee contributions into these plans were 100% vested. We matched a portion of the participant's contributions subject to maximums set by the Department of the Treasury. The Nine West Group, Victoria, Gloria Vanderbilt, Kasper and two McNaughton plans were merged into the Jones Plan on December 16, 2002, April 2, 2002, January 26, 2004, September 1, 2004, November 22, 2002, and December 20, 2002, respectively.

    Maxwell maintains a defined contribution plan under Section 401(k) of the Code. Maxwell employees meeting certain requirements are eligible to participate in the plan. Under the plan, participants can elect to have up to 100% of their salary (subject to limitations imposed by the Code) deferred and deposited with a qualified trustee, who in turn invests the money in a variety of investment vehicles as selected by each participant. The plan requires Maxwell to match 100% of employee contributions up to 2% of eligible employee compensation. The plan also allows for additional discretionary company contributions.

    Barneys maintains the Barney's Inc. Retirement Savings Plan under Section 401(a) of the Code. Barneys employees meeting certain requirements are eligible to participate in the plan. Under the plan, participants can elect to have up to 13% of their salary (subject to limitations imposed by the Code) deferred and deposited with a qualified trustee, who in turn invests the money in a variety of investment vehicles as selected by each participant. The plan requires Barneys to match 50% of employee contributions up to 6% of a participant's eligible compensation and to make a non-discretionary contribution of 1.5% of a participant's eligible compensation. In addition, Barneys may make a discretionary contribution of up to 4% of a participant's eligible compensation.

    Pursuant to certain collective bargaining agreements, Barneys is also required to make periodic pension contributions to union-sponsored multi-employer plans which provide for defined benefits for certain union members employed by Barneys.

    We contributed approximately $8.1 million, $6.4 million and $6.9 million to our defined contribution plans during 2004, 2003 and 2002, respectively.

Defined Benefit Plans

    We maintain several defined benefit plans, including the Pension Plan for Associates of Nine West Group Inc. (the "Cash Balance Plan") and The Napier Company Retirement Plan for certain associates of Victoria (the "Napier Plan"). The Cash Balance Plan expresses retirement benefits as an account balance which increases each year through interest credits. All benefits under the Napier Plan are frozen at the amounts earned by the participants as of December 31, 1995. Our funding policy is to make the minimum annual contributions required by applicable regulations. We plan to contribute $2.4 million to our defined benefit plans in 2005. The measurement date for all plans is December 31.

Obligations and Funded Status

Year Ended December 31,	2004	2003
(In millions)

Change in benefit obligation
Benefit obligation, beginning of year	$ 39.1	$ 36.6
Service cost	0.1	0.1
Interest cost	2.3	2.4
Actuarial loss	2.9	3.7
Effects of changes in foreign currency exchange rates	0.1	0.1
Benefits paid	(4.1)	(3.8)

Benefit obligation, end of year	40.4	39.1

Change in plan assets
Fair value of plan assets, beginning of year	23.2	23.6
Actual return on plan assets	1.2	2.5
Employer contribution	5.2	0.8
Effects of changes in foreign currency exchange rates	0.1	0.1
Benefits paid	(4.1)	(3.8)

Fair value of plan assets, end of year	25.6	23.2

Funded status	(14.8)	(15.9)
Unrecognized net actuarial loss	16.4	13.9

Net amount recognized	$ 1.6	$ (2.0)

Amounts Recognized on the Balance Sheet

December 31,	2004	2003
(In millions)

Accrued benefit cost	$ (14.8)	$ (15.9)
Accumulated other comprehensive income	16.4	13.9

Net amount recognized	$ 1.6	$ (2.0)

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

December 31,	2004	2003
(In millions)

Projected benefit obligation	$ 40.4	$ 39.1
Accumulated benefit obligation	40.4	39.1
Fair value of plan assets	25.6	23.2
Increase in minimum liability included in other comprehensive income	2.6	3.1

Components of Net Periodic Benefit Cost

Year Ended December 31,	2004	2003
(In millions)

Service cost	$ 0.1	$ 0.1
Interest cost	2.3	2.4
Expected return on plan assets	(1.8)	(1.8)
Amortization of net loss	0.9	0.8

Net periodic benefit cost	$ 1.5	$ 1.5

Assumptions

	2004	2003
Weighted-average assumptions used to determine:
Benefit obligations at December 31
Discount rate	5.8%	6.1%
Expected long-term return on plan assets	7.9%	7.9%
Net periodic benefit cost for year ended December 31
Discount rate	6.1%	6.5%
Expected long-term return on plan assets	7.9%	7.9%

Estimated Future Benefit Payments

Year Ending December 31,
(In millions)

2005	$ 1.3
2006	1.4
2007	1.4
2008	1.9
2009	1.6
2010 through 2014	12.7

$ 20.3

Plan Assets

    The weighted-average asset allocations at December 31, 2004 and 2003 by asset category are as follows:

December 31,	2004	2003
Equity securities	47%	53%
Debt securities	34%	37%
Other	19%	10%

Total	100%	100%

    Our plans are designed to diversify investments across types of investments and investment managers. Permitted investment vehicles include investment-grade fixed income securities, domestic and foreign equity securities, mutual funds, guaranteed insurance contracts and real estate, while speculative and derivative investment vehicles are generally prohibited. The investment managers have full discretion to manage their portion of the investments subject to the objectives and policies of the respective plans. The performance of the investment managers is reviewed on a regular basis. The primary objectives are to achieve a rate of return sufficient to meet current and future plan cash requirements and to emphasize long-term growth of principal while avoiding excessive risk and maintaining fund liquidity. At December 31, 2004, the weighted-average target allocation percentages for fund investments were 34% fixed income securities, 51% U. S. Equity securities, and 15% international securities.

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

JOINT VENTURES

    On July 1, 2002, we entered into two joint ventures with HCL Technologies Limited ("HCL") to provide us with computer consulting, programming and associated support services. HCL is a global technology and software services company offering a suite of services targeted at technology vendors, software product companies and organizations. We received a 49% ownership interest in each joint venture, which operate under the names HCL Jones Technologies, LLC and HCL Jones Technologies (Bermuda), Ltd., for a cash contribution of $0.3 million and the transfer of certain software and employees. HCL received a 51% ownership interest in each company for an initial cash contribution of $1.0 million. HCL has the option to acquire our remaining ownership interest at the end of five years through the issuance of HCL equity shares. As of December 31, 2004, we have committed to purchase $10.5 million in services from these joint venture companies through June 30, 2007.

    We also have a 50% ownership interest in a joint venture with Sutton to operate retail locations in Australia. We have unconditionally guaranteed up to $7.0 million of borrowings under the joint venture's uncommitted credit facility and up to $0.4 million of presettlement risk associated with foreign exchange transactions. Performance under the guarantees is required if the joint venture fails to make a required payment under these facilities when due. Sutton is required to reimburse us for 50% of any payments made under these guarantees. At December 31, 2004, the outstanding balance subject to these guarantees was approximately $0.8 million.

    The results of our joint ventures are reported under the equity method of accounting. The amount of consolidated retained earnings represented by the undistributed earnings of our joint ventures as of December 31, 2004 was $7.9 million.

BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

    We identify operating segments based on, among other things, the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operations are comprised of four reportable segments: wholesale better apparel, wholesale moderate apparel, wholesale footwear and accessories, and retail. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores, the retail segment includes operations by our own stores, and income and expenses related to trademarks, licenses and general corporate functions are reported under "licensing, other and eliminations." We define segment profit as operating income before net interest expense, equity in earnings of unconsolidated affiliates and income taxes. Summarized below are our revenues, income and total assets by reportable segments.

(In millions)	Wholesale Better Apparel	Wholesale Moderate Apparel	Wholesale Footwear & Accessories	Retail	Licensing, Other & Eliminations	Consolidated
For the year ended December 31, 2004
Revenues from external customers	$ 1,493.2	$ 1,315.3	$ 1,002.4	$ 780.3	$ 58.5	$ 4,649.7
Intersegment revenues	146.9	13.0	58.3	-	(218.2)	-

Total revenues	1,640.1	1,328.3	1,060.7	780.3	(159.7)	4,649.7

Segment income	$ 160.1	$ 142.6	$ 164.2	$ 78.4	$ (16.9)	528.4

Net interest expense						(49.3)
Equity in earnings of unconsolidated affiliates						3.8

Income before provision for income taxes						$ 482.9

Depreciation and amortization	$ 24.1	$ 18.0	$ 22.7	$ 11.8	$ 31.1	$ 107.7
For the year ended December 31, 2003
Revenues from external customers	$ 1,475.0	$ 1,310.2	$ 868.3	$ 685.6	$ 36.2	$ 4,375.3
Intersegment revenues	88.7	12.3	62.6	-	(163.6)	-

Total revenues	1,563.7	1,322.5	930.9	685.6	(127.4)	4,375.3

Segment income	$ 212.8	$ 157.1	$ 157.9	$ 77.0	$ (25.0)	579.8

Net interest expense						(55.3)
Equity in earnings of unconsolidated affiliates						2.5

Income before provision for income taxes						$ 527.0

Depreciation and amortization	$ 19.6	$ 18.6	$ 8.7	$ 11.0	$ 26.4	$ 84.3
For the year ended December 31, 2002
Revenues from external customers	$ 1,636.4	$ 1,093.5	$ 882.3	$ 700.0	$ 28.7	$ 4,340.9
Intersegment revenues	93.8	11.3	74.1	-	(179.2)	-

Total revenues	1,730.2	1,104.8	956.4	700.0	(150.5)	4,340.9

Segment income	$ 343.5	$ 133.5	$ 124.3	$ 69.9	$ (80.6)	590.6

Net interest expense						(58.1)
Equity in earnings of unconsolidated affiliates						1.0

Income before provision for income taxes						$ 533.5

Depreciation and amortization	$ 21.7	$ 10.9	$ 8.6	$ 11.2	$ 21.7	$ 74.1
Total assets
December 31, 2004	$ 1,891.0	$ 1,071.4	$ 1,391.1	$ 744.7	$ (547.4)	$ 4,550.8
December 31, 2003	1,889.7	1,207.4	1,081.2	383.9	(374.5)	4,187.7
December 31, 2002	1,597.3	895.0	1,043.5	277.0	39.8	3,852.6

    Revenues from external customers and long-lived assets excluding deferred taxes related to operations in the United States and foreign countries are as follows:

On or for the Year Ended December 31,	2004	2003	2002
(In millions)

Revenues from external customers:
United States	$ 4,448.8	$ 4,249.1	$ 4,158.6
Foreign countries	200.9	126.2	182.3

	$ 4,649.7	$ 4,375.3	$ 4,340.9

Long-lived assets:
United States	$ 3,217.6	$ 2,697.3	$ 2,493.6
Foreign countries	37.0	34.5	40.8

	$ 3,254.6	$ 2,731.8	$ 2,534.4

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

    Jones and Jones Holdings function as either co-issuers or co-obligors with respect to the outstanding debt securities of Jones USA and the outstanding debt securities of Nine West. In addition, Nine West and Jones Retail function as either a co-issuer or co-obligor with respect to all of Jones USA's outstanding debt securities, and Jones USA functions as a co-obligor with respect to the outstanding debt securities of Nine West as to which Jones and Jones Holdings function as co-obligors.

    The following condensed consolidating balance sheets, statements of income and statements of cash flows for the Issuers and our other subsidiaries have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Separate financial statements and other disclosures concerning Jones are not presented as Jones has no independent operations or assets. There are no contractual restrictions on distributions from Jones USA, Jones Holdings, Nine West or Jones Retail to Jones. On January 1, 2003, the retail operations of Nine West Group were transferred to Jones Retail and the remaining Nine West Group wholesale assets and liabilities were transferred to Nine West. As a result, the statements of income and statements of cash flows for 2002 have been restated for comparison purposes.

Condensed Consolidating Balance Sheets
(In millions)

                                                         December 31, 2004                            December 31, 2003
                                             ----------------------------------------     ----------------------------------------
                                                                     Elim-      Cons-                             Elim-      Cons-
                                              Issuers    Others   inations   olidated      Issuers    Others   inations   olidated
                                             ----------------------------------------     ----------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                    $ 12.3    $ 32.7      $   -     $ 45.0       $302.0    $ 48.0      $   -     $350.0
  Accounts receivable - net                     174.6     273.7          -      448.3        173.2     212.6          -      385.8
  Inventories                                   294.3     373.2       (3.3)     664.2        262.1     327.3        1.2      590.6
  Prepaid and refundable income taxes             1.5      24.9      (26.4)         -          5.5       8.5      (14.0)         -
  Deferred taxes                                 23.5      46.0       (1.3)      68.2         27.7      53.8       (0.9)      80.6
  Prepaid expenses and other
    current assets                               37.9      32.6          -       70.5         28.3      20.6          -       48.9
                                             ----------------------------------------     ----------------------------------------
    TOTAL CURRENT ASSETS                        544.1     783.1      (31.0)   1,296.2        798.8     670.8      (13.7)   1,455.9

Property, plant and equipment - net             125.3     178.2        0.1      303.6        128.5     139.9          -      268.4
Due from affiliates                                 -     511.3     (511.3)         -        275.1     399.6     (674.7)         -
Goodwill                                      1,776.0     349.0          -    2,125.0      1,461.9     185.0          -    1,646.9
Other intangibles - net                         167.7     600.5          -      768.2        167.3     600.2          -      767.5
Investments in subsidiaries                   2,110.4         -   (2,110.4)         -      1,549.9         -   (1,549.9)         -
Other assets                                     35.5      24.7       (2.4)      57.8         28.0      22.5       (1.5)      49.0
                                             ----------------------------------------     ----------------------------------------
                                             $4,759.0  $2,446.8  $(2,655.0)  $4,550.8     $4,409.5  $2,018.0  $(2,239.8)  $4,187.7
                                             ========================================     ========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                        $ 69.2     $   -      $   -     $ 69.2        $   -     $   -      $   -      $   -
  Current portion of long-term debt
    and capital lease obligations               132.5       1.5          -      134.0        178.8       2.0          -      180.8
  Accounts payable                              105.9     153.4          -      259.3        119.5     125.1          -      244.6
  Income taxes payable                           47.5       9.6      (33.4)      23.7         32.3         -      (17.6)      14.7
  Deferred taxes                                    -         -          -          -            -       0.4       (0.4)         -
  Accrued expenses and other
    current liabilities                          93.3     104.4          -      197.7        119.6      69.3          -      188.9
                                             ----------------------------------------     ----------------------------------------
    TOTAL CURRENT LIABILITIES                   448.4     268.9      (33.4)     683.9        450.2     196.8      (18.0)     629.0
                                             ----------------------------------------     ----------------------------------------

NONCURRENT LIABILITIES:
  Long-term debt                                973.7       3.3          -      977.0        791.4         -          -      791.4
  Obligations under capital leases               14.1      25.5          -       39.6         16.9      26.8          -       43.7
  Deferred taxes                                 23.6     109.0        2.4      135.0         27.2     103.6       (0.7)     130.1
  Due to affiliates                             394.8     116.5     (511.3)         -        317.1     357.6     (674.7)         -
  Other                                          24.7      28.1        8.6       61.4         35.9      20.0       (0.2)      55.7
                                             ----------------------------------------     ----------------------------------------
    TOTAL NONCURRENT LIABILITIES              1,430.9     282.4     (500.3)   1,213.0      1,188.5     508.0     (675.6)   1,020.9
                                             ----------------------------------------     ----------------------------------------
    TOTAL LIABILITIES                         1,879.3     551.3     (533.7)   1,896.9      1,638.7     704.8     (693.6)   1,649.9
                                             ----------------------------------------     ----------------------------------------

STOCKHOLDERS' EQUITY:
  Common stock and additional
    paid-in capital                           1,237.9   1,779.9   (1,779.9)   1,237.9      1,180.9   1,462.2   (1,462.2)   1,180.9
  Retained earnings (deficit)                 2,430.0     110.6     (336.4)   2,204.2      2,180.2    (150.9)     (82.1)   1,947.2
  Accumulated other comprehensive income          0.8       5.0       (5.0)       0.8          3.8       1.9       (1.9)       3.8
  Treasury stock                               (789.0)        -          -     (789.0)      (594.1)        -          -     (594.1)
                                             ----------------------------------------      ----------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                2,879.7   1,895.5   (2,121.3)   2,653.9      2,770.8   1,313.2   (1,546.2)   2,537.8
                                             ----------------------------------------     ----------------------------------------
                                             $4,759.0  $2,446.8  $(2,655.0)  $4,550.8     $4,409.5  $2,018.0  $(2,239.8)  $4,187.7
                                             ========================================     ========================================

Condensed Consolidating Statements of Income
(In millions)
                                Year Ended December 31, 2004            Year Ended December 31, 2003            Year Ended December 31, 2002
                           --------------------------------------  --------------------------------------  --------------------------------------
                                                  Elim-     Cons-                         Elim-     Cons-                         Elim-     Cons-
                            Issuers    Others  inations  olidated   Issuers    Others  inations  olidated   Issuers    Others  inations  olidated
                           --------------------------------------  --------------------------------------  --------------------------------------

Net sales                  $2,302.2  $2,379.8   $ (89.4) $4,592.6  $2,466.8  $1,895.8    $(23.5) $4,339.1  $2,771.2  $1,558.0    $(17.0) $4,312.2
Licensing income (net)          0.1      57.0         -      57.1       0.1      36.1         -      36.2         -      28.7         -      28.7
                           --------------------------------------  --------------------------------------  --------------------------------------
Total revenues              2,302.3   2,436.8     (89.4)  4,649.7   2,466.9   1,931.9     (23.5)  4,375.3   2,771.2   1,586.7     (17.0)  4,340.9
Cost of goods sold          1,363.6   1,648.5     (67.7)  2,944.4   1,426.2   1,328.9     (16.5)  2,738.6   1,579.5   1,087.7     (10.2)  2,657.0
                           --------------------------------------  --------------------------------------  --------------------------------------
Gross profit                  938.7     788.3     (21.7)  1,705.3   1,040.7     603.0      (7.0)  1,636.7   1,191.7     499.0      (6.8)  1,683.9
Selling, general and
  administrative expenses     793.7     397.1     (13.9)  1,176.9     781.2     281.9      (6.2)  1,056.9     890.6     209.4      (6.7)  1,093.3
                           --------------------------------------  --------------------------------------  --------------------------------------
Operating income              145.0     391.2      (7.8)    528.4     259.5     321.1      (0.8)    579.8     301.1     289.6      (0.1)    590.6
Net interest (income)
  expense and financing
  costs                        54.6      (5.3)        -      49.3      53.2       2.1         -      55.3      53.6       4.5         -      58.1
Equity in earnings of
  unconsolidated affiliates     1.8       3.0      (1.0)      3.8       2.7       0.9      (1.1)      2.5       1.1       0.1      (0.2)      1.0
                           --------------------------------------  --------------------------------------  --------------------------------------
Income before provision
  for income taxes,
  equity in earnings of
  subsidiaries and
  cumulative effect of
  change in accounting
  principle                    92.2     399.5      (8.8)    482.9     209.0     319.9      (1.9)    527.0     248.6     285.2      (0.3)    533.5
Provision for income taxes     44.3     137.7      (0.9)    181.1      87.0     116.4      (5.0)    198.4      97.4     103.7       0.1     201.2
Equity in earnings of
  subsidiaries                246.3         -    (246.3)        -     453.2         -    (453.2)        -     198.7         -    (198.7)        -
                           --------------------------------------  --------------------------------------  --------------------------------------
Income before cumulative
  effect of change in
  accounting principle        294.2     261.8    (254.2)    301.8     575.2     203.5    (450.1)    328.6     349.9     181.5    (199.1)    332.3
Cumulative effect of change
  in accounting for
  intangible assets,
  net of tax                      -         -         -         -         -         -         -         -         -      13.8         -      13.8
                           --------------------------------------  --------------------------------------  --------------------------------------
Net income                   $294.2    $261.8   $(254.2)   $301.8    $575.2    $203.5   $(450.1)  $ 328.6    $349.9    $167.7   $(199.1)   $318.5
                           ======================================  ======================================  ======================================
Condensed Consolidating Statements of Cash Flows
(In millions)
                                Year Ended December 31, 2004            Year Ended December 31, 2003            Year Ended December 31, 2002
                           --------------------------------------  --------------------------------------  --------------------------------------
                                                  Elim-     Cons-                         Elim-     Cons-                         Elim-     Cons-
                            Issuers    Others  inations  olidated   Issuers    Others  inations  olidated   Issuers    Others  inations  olidated
                           --------------------------------------  --------------------------------------  --------------------------------------

Net cash provided by
 operating activities        $336.8    $125.1     $   -    $461.9    $419.1    $162.9   $(127.0)   $455.0    $694.9    $183.3  $(161.7)   $ 716.5
                           --------------------------------------  --------------------------------------  --------------------------------------

Cash flows from investing activities:
  Acquisitions, net of
    cash acquired            (573.3)        -         -    (573.3)   (254.6)        -         -    (254.6)   (334.7)        -         -    (334.7)
  Capital expenditures        (28.8)    (27.8)        -     (56.6)    (27.3)    (26.0)        -     (53.3)    (24.7)    (27.9)        -     (52.6)
  Net cash related to sale
    of U. S. Treasury bonds       -         -         -         -      12.3         -         -      12.3       9.2         -         -       9.2
  Acquisition of intangibles   (1.2)        -         -      (1.2)        -      (6.0)        -      (6.0)     (0.2)     (2.7)        -      (2.9)
  Proceeds from sales of
    property, plant and
    equipment                   0.1       1.6         -       1.7       2.1      24.8         -      26.9       9.4       1.0         -      10.4
  Repayments of loans to
    officers                      -         -         -         -         -         -         -         -       2.0         -         -       2.0
  Other                           -         -         -         -       0.2         -         -       0.2       0.2      (0.3)        -      (0.1)
                           --------------------------------------  --------------------------------------  --------------------------------------
    Net cash used in
      investing activities   (603.2)    (26.2)        -    (629.4)   (267.3)     (7.2)        -    (274.5)   (338.8)    (29.9)        -    (368.7)
                           --------------------------------------  --------------------------------------  --------------------------------------

Cash flows from financing activities:
  Issuance of Senior
    Notes, net                743.5         -         -     743.5         -         -         -         -         -         -         -         -
  Repurchase of Senior Notes (621.6)   (112.7)        -    (734.3)        -         -         -         -      (0.1)        -         -      (0.1)
  Refinancing of
    acquired debt                 -         -         -         -         -         -         -         -    (126.9)        -         -    (126.9)
  Net borrowings (payments)
   under credit facilities     69.2         -         -      69.2         -         -         -         -         -      (0.8)        -      (0.8)
  Purchases of treasury
    stock                    (201.5)        -         -    (201.5)   (102.1)        -         -    (102.1)   (129.2)        -         -    (129.2)
  Proceeds from exercise of
    employee stock options     35.5         -         -      35.5      20.5         -         -      20.5     118.4         -         -     118.4
  Dividends                   (44.8)        -         -     (44.8)    (20.2)   (127.0)    127.0     (20.2)        -    (161.7)    161.7         -
  Proceeds from termination
    of interest rate hedges     0.2         -         -       0.2         -         -         -         -      21.6         -         -      21.6
  Net proceeds from (repay-
    ment of) long-term debt       -         -         -         -         -      (7.4)        -      (7.4)     (1.5)     (9.7)        -     (11.2)
  Other items                  (3.8)     (2.1)        -      (5.9)     (4.2)     (1.3)        -      (5.5)    (10.0)     (2.9)        -     (12.9)
                           --------------------------------------  --------------------------------------  --------------------------------------
    Net cash used in
      financing activities    (23.3)   (114.8)        -    (138.1)   (106.0)   (135.7)    127.0    (114.7)   (127.7)   (175.1)    161.7    (141.1)
                           --------------------------------------  --------------------------------------  --------------------------------------

Effect of exchange rates
  on cash                         -       0.6         -       0.6         -       0.9         -       0.9         -       0.1         -       0.1
                           --------------------------------------  --------------------------------------  --------------------------------------

Net increase (decrease) in
  cash and cash equivalents  (289.7)    (15.3)        -    (305.0)     45.8      20.9         -      66.7     228.4     (21.6)        -     206.8
Cash and cash equivalents,
  beginning                   302.0      48.0         -     350.0     256.2      27.1         -     283.3      27.8      48.7         -      76.5
                           --------------------------------------  --------------------------------------  --------------------------------------

Cash and cash equivalents,
  ending                     $ 12.3    $ 32.7     $   -    $ 45.0    $302.0     $48.0     $   -    $350.0    $256.2     $27.1     $   -    $283.3
                           ======================================  ======================================  ======================================

UNAUDITED CONSOLIDATED FINANCIAL INFORMATION

    Unaudited interim consolidated financial information for the two years ended December 31, 2004 is summarized as follows:

(In millions except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Net sales	$ 1,205.0	$ 1,042.6	$ 1,283.0	$ 1,062.0
Total revenues	1,218.1	1,052.6	1,296.1	1,082.9
Gross profit	461.6	413.4	461.6	368.7
Operating income	161.9	134.6	164.4	67.5
Net income	94.4	77.6	95.8	34.1
Basic earnings per share	$0.75	$0.62	$0.78	$0.28
Diluted earnings per share	$0.73	$0.61	$0.77	$0.28
Dividends per share	$0.08	$0.08	$0.10	$0.10

2003
Net sales	$ 1,226.7	$ 974.7	$ 1,171.1	$ 966.5
Total revenues	1,234.2	980.4	1,180.5	980.1
Gross profit	481.4	377.2	428.4	349.7
Operating income	209.0	127.8	164.0	79.1
Net income	121.8	71.1	93.9	41.8
Basic earnings per share	$0.95	$0.56	$0.74	$0.33
Diluted earnings per share	$0.90	$0.54	$0.71	$0.33
Dividends per share	-	-	$0.08	$0.08

Quarterly figures may not add to full year due to rounding.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL

February 11, 2005

To the Stockholders of Jones Apparel Group, Inc.

    The management of Jones Apparel Group, Inc. is responsible for the preparation, integrity, objectivity and fair presentation of the financial statements and other financial information presented in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect the effects of certain judgments and estimates made by management.

    In order to ensure that our internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for our financial reporting as of December 31, 2004, except for Barneys, acquired on December 20, 2004, which represents 10.2% of assets at December 31, 2004 and 0.4% of revenue and 0.6% of income from operations for the year ended December 31, 2004. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as COSO. Our assessment included the documentation and understanding of our internal control over financial reporting. We have evaluated the design effectiveness and tested the operating effectiveness of internal controls to form our conclusion.

    Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that pertain to maintaining records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets, providing reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, assuring that receipts and expenditures are being made in accordance with authorizations of our management and directors and providing reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    Based on this assessment, the undersigned officers concluded that our internal controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

    The Audit Committee of our Board of Directors, which consists of independent, non-executive directors, meets regularly with management, the internal auditors and the independent accountants to review accounting, reporting, auditing and internal control matters. The committee has direct and private access to both internal and external auditors.

    BDO Seidman, LLP, independent auditors of our financial statements, has reported on management's assertion with respect to the effectiveness of our internal control over financial reporting as of December 31, 2004.

/s/ Peter Boneparth Peter Boneparth President and Chief Executive Officer	/s/ Wesley R. Card Wesley R. Card Chief Operating and Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Jones Apparel Group, Inc.
Bristol, Pennsylvania

    We have audited management's assessment, included in the accompanying Management's Report on Internal Control, that Jones Apparel Group, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

    We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

    A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    In our opinion, management's assessment that Jones Apparel Group, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

    We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jones Apparel Group, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 11, 2005 expressed an unqualified opinion.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
New York, New York
February 11, 2005

ITEM 9B. OTHER INFORMATION

    Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information about our directors appearing in the Proxy Statement under the caption "ELECTION OF DIRECTORS" is incorporated herein by reference.

    We have adopted a Code of Business Conduct and Ethics and a Code of Ethics for Senior Executive and Financial Officers, which applies to our Chief Executive Officer, Chief Operating and Financial Officer, Controller and other personnel performing similar functions. Both codes are posted on our website, www.jny.com, (under the "OUR COMPANY - Corporate Governance" caption) and are also available in print to any stockholder who requests it by written request addressed to Wesley R. Card, Chief Operating and Financial Officer, Jones Apparel Group, Inc., 250 Rittenhouse Circle, Keystone Park, Bristol, Pennsylvania 19007. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for Senior Executive and Financial Officers by posting such information on our website.

    We have also posted on our website, www.jny.com, our Corporate Governance Guidelines and the charters of the Compensation, Audit and Nominating/Corporate Governance Committees of our Board of Directors (under the "OUR COMPANY - Corporate Governance" caption). That information is available in print to any stockholder who requests it by written request addressed to Wesley R. Card, Chief Operating and Financial Officer, Jones Apparel Group, Inc., 250 Rittenhouse Circle, Keystone Park, Bristol, Pennsylvania 19007.

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

    The balance of the information required by this item is contained in the discussion entitled "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I of this Form 10-K.

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

Equity Compensation Plan Information

    The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	10,982,860	$30.34	3,607,284
Equity compensation plans not approved by security holders	473,865	$26.82	--
Total	11,456,725	$30.19	3,607,284

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

    Information appearing in the Proxy Statement under the caption "FEES PAID TO INDEPENDENT AUDITORS" is hereby incorporated by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:
1.	Financial Statements.
The following financial statements are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2004 and 2003
Consolidated Statements of Income - Years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders' Equity - Years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows - Years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements (includes certain supplemental financial information required by Item 8 of Form 10-K)
2.	The schedule and report of independent registered public accounting firm thereon, listed in the Index to Financial Statement Schedules attached hereto.
3.	The exhibits listed in the Exhibit Index attached hereto.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 25, 2005		JONES APPAREL GROUP, INC. (Registrant)
	By:	/s/ Peter Boneparth Peter Boneparth, President and Chief Executive Officer

POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on this page to this Annual Report on Form 10-K for the year ended December 31, 2004 (the "Form 10-K") constitutes and appoints Peter Boneparth, Wesley R. Card and Patrick M. Farrell and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Form 10-K, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and grants unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might and could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Peter Boneparth Peter Boneparth	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2005
/s/ Sidney Kimmel Sidney Kimmel	Chairman and Director	February 25, 2005
/s/ Wesley R. Card Wesley R. Card	Chief Operating and Financial Officer (Principal Financial Officer)	February 25, 2005
/s/ Patrick M. Farrell Patrick M. Farrell	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 25, 2005
_________________ Geraldine Stutz	Director	February __, 2005
/s/ Howard Gittis Howard Gittis	Director	February 25, 2005
/s/ Anthony F. Scarpa Anthony F. Scarpa	Director	February 25, 2005
/s/ Michael L. Tarnopol Michael L. Tarnopol	Director	February 25, 2005
/s/ Matthew H. Kamens Matthew H. Kamens	Director	February 25, 2005
/s/ J. Robert Kerrey J. Robert Kerrey	Director	February 25, 2005
/s/ Ann N. Reese Ann N. Reese	Director	February 25, 2005

INDEX TO FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm on Schedule II.

Schedule II.         Valuation and qualifying accounts

Schedules other than those listed above have been omitted since the information is not applicable, not required or is included in the respective financial statements or notes thereto.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger dated September 10, 1998, among Jones Apparel Group, Inc., SAI Acquisition Corp., Sun Apparel, Inc. and the selling shareholders (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated September 24, 1998).
2.2	Agreement and Plan of Merger dated as of March 1, 1999, among Jones Apparel Group, Inc., Jill Acquisition Sub Inc. and Nine West Group Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated March 2, 1999).
2.3	Securities Purchase and Sale Agreement dated as of July 31, 2000, among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Victoria + Co Ltd. and the Shareholders and Warrantholders of Victoria + Co Ltd (incorporated by reference to Exhibit 2.1 of our Quarterly Report on Form 10-Q for the three months ended April 2, 2000).
2.4	Agreement and Plan of Merger dated as of April 13, 2001, among Jones Apparel Group, Inc., MCN Acquisition Corp. and McNaughton Apparel Group Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated April 13, 2001).
2.5	Purchase Agreement dated as of August 7, 2003 between Kasper A.S.L., Ltd. and Jones Apparel Group, Inc. (incorporated by reference to Exhibit 2.1 of our Quarterly Report on Form 10-Q for the nine months ended October 4, 2003).
2.6	Agreement and Plan of Merger dated as of June 18, 2004, among Jones Apparel Group, Inc., MSC Acquisition Corp. and Maxwell Shoe Company Inc. (incorporated by reference to Exhibit 99.D.3 of Amendment No. 16 to our Schedule TO dated June 21, 2004).
2.7	Agreement and Plan of Merger dated as of November 10, 2004 among Jones Apparel Group, Inc., Flintstone Acquisition Corp. and Barneys New York, Inc. (incorporated by reference to Exhibit 2 of our Schedule 13D dated November 10, 2004).
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the six months ended July 6, 2002).
4.1	Form of Certificate evidencing shares of common stock of Jones Apparel Group, Inc. (incorporated by reference to Exhibit 4.1 of our Shelf Registration Statement on Form S-3, filed on October 28, 1998 (Registration No. 333-66223)).
4.2	Exchange and Registration Rights Agreement dated October 2, 1998, among Jones Apparel Group, Inc. and Chase Securities Inc., Merrill Lynch, Pierce Fenner & Smith Incorporated and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.1 of our Form S-4, filed on December 9, 1998 (Registration No. 333-68587)).
4.3	Second Supplemental Indenture for 8 % Series B Senior Notes due 2005 dated as of June 15, 1999, among Jack Asset Sub Inc., Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the six months ended July 4, 1999).

Exhibit No.	Description of Exhibit
4.4	Exchange and Note Registration Rights Agreement dated June 15, 1999, among Jones Apparel Group, Inc., Bear, Stearns & Co. Inc., Chase Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney Inc., BancBoston Robertson Stephens Inc., Banc of America Securities LLC, ING Baring Furman Selz LLC, Lazard Freres & Co. LLC, Tucker Anthony Cleary Gull, Brean Murray & Co., Inc. and The Buckingham Research Group Incorporated (incorporated by reference to Exhibit 4.5 of our Quarterly Report on Form 10-Q for the six months ended July 4, 1999).
4.5	Senior Note Indenture dated as of June 15, 1999, among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Group Inc. and The Bank of New York, as trustee, including Form of 7.50% Senior Notes due 2004 and Form of 7.875% Senior Notes due 2006 (incorporated by reference to Exhibit 4.6 of our Quarterly Report on Form 10-Q for the six months ended July 4, 1999).
4.6	Senior Note Indenture dated as of July 9, 1997, among Nine West Group Inc. and Nine West Development Corporation, Nine West Distribution Corporation, Nine West Footwear Corporation and Nine West Manufacturing Corporation, as Guarantors, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of the Nine West Group Inc. Registration Statement on Form S-4, filed on August 21, 1997 (Registration No. 333-34085)).
4.7	Supplemental Indenture, dated as of September 15, 1998, among Nine West Group Inc. and Nine West Manufacturing II Corporation, Nine West Development Corporation, Nine West Distribution Corporation, Nine West Footwear Corporation and Nine West Manufacturing Corporation, as Guarantors, and The Bank of New York, as Trustee under the Senior Note Indenture dated as of July 9, 1997 (incorporated by reference to Exhibit 4.7.1 of the Nine West Group Inc. Quarterly Report on Form 10-Q for the nine months ended October 31, 1998).
4.8	Form of Nine West Group Inc. 8 % Series B Senior Notes due 2005 (incorporated by reference to Exhibit 4.6 of the Nine West Group Inc. Registration Statement on Form S-4, filed on August 21, 1997 (Registration No. 333-34085)).
4.9	Indenture dated as of February 1, 2001, among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc. and Nine West Group Inc., as Issuers and The Bank of New York, as Trustee, including Form of Zero Coupon Convertible Senior Notes due 2021 (incorporated by reference to Exhibit 4.22 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
4.10	Registration Rights Agreement dated February 1, 2001 among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Group Inc., Salomon Smith Barney Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.23 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
4.11	Supplemental Indenture, dated as of December 23, 2002, by and among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Group Inc., Nine West Footwear Corporation, Jones Retail Corporation, as issuers, and the Bank of New York, as Trustee, relating to the Zero Coupon Senior Notes Due 2021 (incorporated by reference to Exhibit 4.11 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
4.12	Supplemental Indenture, dated as of December 23, 2002, by and among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Group Inc., Nine West Footwear Corporation, Jones Retail Corporation, as issuers, and the Bank of New York, as Trustee, relating to the 7.50% Senior Notes Due 2004 and 7.875% Senior Notes Due 2006 (incorporated by reference to Exhibit 4.12 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
4.13	Supplemental Indenture, dated as of December 23, 2002, by and among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Group Inc., Nine West Footwear Corporation, Jones Retail Corporation, as issuers, and the Bank of New York, as Trustee, relating to the 8 % Series B Senior Notes due 2005 (incorporated by reference to Exhibit 4.13 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
4.14*	Indenture dated as of November 22, 2004, among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Footwear Corporation and Jones Retail Corporation, as Issuers and SunTrust Bank, as Trustee, including Form of 4.250% Senior Notes due 2009, Form of 5.125% Senior Notes due 2014 and Form of 6.125% Senior Notes due 2034.

Exhibit No.	Description of Exhibit
4.15*	Form of Exchange and Note Registration Rights Agreement dated November 22, 2004 among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Footwear Corporation and Jones Retail Corporation, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Representatives of the Several Initial Purchasers listed in Schedule I thereto, with respect to 4.250% Senior Notes due 2009, 5.125% Senior Notes due 2014 and 6.125% Senior Notes due 2034.
10.1	1991 Stock Option Plan (incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S-1 filed on April 3, 1991 (Registration No. 33-39742)).+
10.2	1996 Stock Option Plan (incorporated by reference to Exhibit 10.33 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1996).+
10.3*	1999 Stock Incentive Plan.+
10.4*	Form of Agreement Evidencing Stock Option Awards Under the 1999 Stock Incentive Plan.+
10.5*	Form of Agreement Evidencing Restricted Stock Awards Under the 1999 Stock Incentive Plan.+
10.6	License Agreement dated October 18, 1995, between Jones Apparel Group, Inc. and Polo Ralph Lauren, L.P. (incorporated by reference to Exhibit 10.40 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1996).#
10.7	Design Services Agreement dated October 18, 1995, between Jones Apparel Group, Inc. and Polo Ralph Lauren, L.P. (incorporated by reference to Exhibit 10.41 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1996).#
10.8	License Agreement dated as of August 1, 1995, between PRL USA, Inc., as assignee of Polo Ralph Lauren Corporation, successor to Polo Ralph Lauren, L.P., and Sun Apparel, Inc., as amended (incorporated by reference to Exhibit 10.53 of our Quarterly Report on Form 10-Q for the nine months ended September 27, 1998).#
10.9	Design Services Agreement dated as of August 1, 1995, between Polo Ralph Lauren Corporation, successor to Polo Ralph Lauren, L.P., and Sun Apparel, Inc., as amended (incorporated by reference to Exhibit 10.54 of our Quarterly Report on Form 10-Q for the nine months ended September 27, 1998).#
10.10	Cross-Default and Term Extension Agreement dated May 11, 1998 among PRL USA, Inc., The Polo/Lauren Company, L.P., Polo Ralph Lauren Corporation, Jones Apparel Group, Inc. and Jones Investment Co. Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 4, 2003).
10.11	License Agreement dated May 11, 1998, between Jones Apparel Group, Inc. and Polo Ralph Lauren, L.P. (incorporated by reference to Exhibit 10.53 of our Quarterly Report on Form 10-Q for the fiscal nine months ended September 27, 1998).#
10.12	Design Services Agreement dated May 11, 1998, between Jones Apparel Group, Inc. and Polo Ralph Lauren, L.P. (incorporated by reference to Exhibit 10.54 of our Quarterly Report on Form 10-Q for the fiscal nine months ended September 27, 1998).#
10.13	Five-Year Credit Agreement dated as of June 15, 1999, among Jones Apparel Group USA, Inc. and the Additional Obligors referred to therein, the Lenders referred to therein, and First Union National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the six months ended July 4, 1999).
10.14	Jones Apparel Group, Inc. Executive Annual Incentive Plan (incorporated by reference to Annex B of our Proxy Statement for our 1999 Annual Meeting of Stockholders).+
10.15	Amended and Restated Employment Agreement dated March 11, 2002, between Jones Apparel Group, Inc. and Peter Boneparth (incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).+
10.16	Employment Agreement dated as of July 1, 2000, between Jones Apparel Group, Inc. and Sidney Kimmel (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the nine months ended October 1, 2000).+
10.17	Amended and Restated Employment Agreement dated March 11, 2002, between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the three months ended April 6, 2002).+

Exhibit No.	Description of Exhibit
10.18	Amended and Restated Employment Agreement dated April 4, 2002, between Jones Apparel Group, Inc. and Ira M. Dansky (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the three months ended April 6, 2002).+
10.19	Buying Agency Agreement dated August 31, 2001, between Nine West Group Inc. and Bentley HSTE Far East Services Limited (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the nine months ended October 6, 2001).
10.20	Buying Agency Agreement dated November 30, 2001, between Nine West Group Inc. and Bentley HSTE Far East Services, Limited (incorporated by reference to Exhibit 10.22 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.21	Employment Agreement dated as of October 1, 2001, between Jones Apparel Group, Inc. and Rhonda Brown (incorporated by reference to Exhibit 10.23 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).+
10.22	Amendment dated February 28, 2003 to the Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.22 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).+
10.23	Amendment dated February 28, 2003 to the Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Peter Boneparth (incorporated by reference to Exhibit 10.23 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).+
10.24	Amendment dated February 28, 2003 to the Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Ira M. Dansky (incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).+
10.25	Amendment dated February 28, 2003 to the Employment Agreement between Jones Apparel Group, Inc. and Rhonda Brown (incorporated by reference to Exhibit 10.25 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).+
10.26	Form of Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.26 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).+
10.27	Waiver and Amendment No. 2 to the Five-Year Credit Agreement dated as of June 10, 2003, among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the banks, financial institutions and other institutional lenders parties to the Five-Year Credit Agreement referred to therein and Wachovia Bank, National Association, as agent (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the six months ended July 5, 2003).
10.28	Three Year Credit Agreement dated as of June 10, 2003, by and among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank and Citibank, N.A., as Syndication Agents and Fleet National Bank and Bank of America, N.A., as Documentation Agents (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the six months ended July 5, 2003).
10.29	Amended and Restated Five-Year Credit Agreement dated as of June 15, 2004, by and among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, Wachovia Bank, National Association, as Administrative Agent, Citibank, N.A. and JPMorgan Chase Bank, as Syndication Agents, and Bank of America, N.A., Barclays Bank PLC and Suntrust Bank as Documentation Agents (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the six months ended July 3, 2004).
10.30*	Amendment No. 2 to the Three Year Credit Agreement dated as of November 17, 2004 among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein and Wachovia Bank, National Association as agent for the Lenders.

Exhibit No.	Description of Exhibit
10.31*	Amendment to the Amended and Restated Five-Year Credit Agreement dated as of November 17, 2004 among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein and Wachovia Bank, National Association as agent for the Lenders.
10.32*	Jones Apparel Group, Inc. Deferred Compensation Plan.+
10.33*	Summary Sheet of Compensation of Outside Directors of Jones Apparel Group, Inc.+
11*	Computation of Earnings per Share.
12*	Computation of Ratio of Earnings to Fixed Charges.
21*	List of Subsidiaries.
23*	Consent of BDO Seidman, LLP.
31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32[o]	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Decision and Order of the Federal Trade Commission In the Matter of Nine West Group Inc., Docket No. C-3937, dated April 11, 2000 (incorporated by reference to Exhibit 99.1 of our Quarterly Report on Form 10-Q for the three months ended April 2, 2000).

____________________

* Filed herewith.
o Furnished herewith.
# Portions deleted pursuant to application for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.
+ Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Jones Apparel Group, Inc.
Bristol, Pennsylvania

The audits referred to in our report dated February 11, 2005 relating to the consolidated financial statements of Jones Apparel Group, Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedule based upon our audits. In our opinion such financial statement schedule present fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
New York, New York
February 11, 2005

SCHEDULE II

                                    JONES APPAREL GROUP, INC.
                                 VALUATION AND QUALIFYING ACCOUNTS
                           YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004
                                           (In Millions)

           Column A                   Column B             Column C            Column D     Column E
-------------------------------      ----------   -------------------------   ----------   ---------
                                                         Additions
                                                  -------------------------
                                     Balance at   Charged to    Charged to                 Balance
                                     beginning    costs and     other                      at end of
Description                          of period    expenses      accounts      Deductions   period
------------                         ----------   ----------    -----------   ----------   ---------
Accounts receivable allowances
------------------------------
Allowance for doubtful accounts
  For the year ended December 31:
    2002                                 $13.1      $  3.8           -          $ 5.3(1)     $11.6
    2003                                 $11.6      $ (0.6)       $1.2(2)       $ 1.3(1)     $10.9
    2004                                 $10.9      $ (0.7)       $2.1(3)       $ 3.3(1)     $ 9.0

Allowance for sales discounts
  For the year ended December 31:
    2002                                 $11.6      $135.4           -         $132.3(4)     $14.7
    2003                                 $14.7      $127.6        $5.1(2)      $132.6(4)     $14.8
    2004                                 $14.8      $125.2        $  -         $123.9(4)     $16.1

Allowance for sales returns
  For the year ended December 31:
    2002                                 $ 3.2      $ 28.1        $0.8(5)      $ 25.0(4)     $ 7.1
    2003                                 $ 7.1      $ 29.6        $0.2(2)      $ 31.7(4)     $ 5.2
    2004                                 $ 5.2      $ 27.2        $3.3(6)      $ 26.8(4)     $ 8.9

Allowance for co-op advertising
  For the year ended December 31:
    2002                                 $ 4.0      $ 28.3        $1.0(5)      $ 28.1(4)     $ 5.2
    2003                                 $ 5.2      $ 28.7           -         $ 26.5(4)     $ 7.4
    2004                                 $ 7.4      $ 48.1        $1.1(7)      $ 44.4(4)     $12.2

Deferred tax valuation allowance
  For the year ended December 31:
    2003                                     -      $  8.5           -              -        $ 8.5
    2004                                 $ 8.5           -           -              -        $ 8.5

(1)  Doubtful accounts written off against accounts receivable.
(2)  Addition due to the acquisition of Kasper on December 1, 2003.
(3)  Addition due to the acquisition of Maxwell on July 8, 2004 and Barneys on December 20, 2004.
(4)  Deductions taken by customers written off against accounts receivable.
(5)  Addition due to the acquisition of Gloria Vanderbilt on April 8, 2002 and l.e.i. on August 15, 2002.
(6)  Addition due to the acquisition of Maxwell on July 8, 2004 and Barneys on December 20, 2004
     and effects of foreign currency translation.
(7)  Addition due to the acquisition of Maxwell on July 8, 2004.