Form 10-K/A
period 2004-12-31
JONES APPAREL GROUP INC
filed 2005-03-11
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-K/A
(Amendment No. 1)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  [X] Yes [  ] No

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

Explanatory Note

    This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the "Original Filing"), which was filed with the Securities and Exchange Commission (the "SEC") on February 25, 2005, is being filed to:

  include a revised Consent of Independent Registered Public Accounting Firm to cover both the audit report relating to our consolidated financial statements and the audit report relating to our internal control over financial reporting, consistent with views recently expressed by the Staff of the SEC, include a revised Report of Independent Registered Public Accounting Firm relating to our consolidated financial statements, to which a reference to the audit report relating to our internal control over financial reporting has been added, include a revised Report of Independent Registered Public Accounting Firm relating to our internal control over financial reporting, to include disclosure that such firm's audit of our internal control over financial reporting did not include an evaluation of the internal control over financial reporting of Barneys New York, Inc., which we acquired on December 20, 2004 and include information under Item 9B, and as Exhibit 10.34, concerning executive officer compensation action taken by the Compensation Committee of our Board of Directors at a meeting on December 14, 2004.

    As a result of these amendments, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A.

    Except for the amendments described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing. For the convenience of the reader, this Form 10-K/A also includes the remainder of the Original Filing in its entirety.

DOCUMENTS INCORPORATED BY REFERENCE

    The documents incorporated by reference into this Form 10-K/A and the Parts hereof into which such documents are incorporated are listed below:

Document	Part
Those portions of the registrant's proxy statement for the registrant's 2005 Annual Meeting of Stockholders (the "Proxy Statement") that are specifically identified herein as incorporated by reference into this Form 10-K/A.	III

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Apparel Group, Inc. and Subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Jones Apparel Group, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 11, 2005 expressed an unqualified opinion thereon.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Jones Apparel Group, Inc.
Bristol, Pennsylvania

    We have audited management's assessment, included in the accompanying Management's Report on Internal Control, that Jones Apparel Group, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

    As indicated in the accompanying Management's Report on Internal Control, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Barneys New York, Inc., acquired on December 20, 2004, which represents 10.2% of assets at December 31, 2004 and 0.4% of revenue and 0.6% of income from operations for the year ended December 31, 2004. Management did not assess the effectiveness of internal control over financial reporting at this entity because the Company acquired this entity during 2004. Refer to the Acquisitions footnote to the consolidated financial statements for further discussion of this acquisition and its impact on the Company's consolidated financial statements. Our audit of internal control over financial reporting of Jones Apparel Group, Inc. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of the entity referred to above.

    In our opinion, management's assessment that Jones Apparel Group, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

/s/ BDO Seidman, LLP

BDO Seidman, LLP
New York, New York
February 11, 2005

ITEM 9B. OTHER INFORMATION

    In connection with its annual review of executive compensation, on December 14, 2004, the Compensation Committee of our Board of Directors set the compensation of our named executive officers (as defined in Regulation S-K Item 402(a)(3)) as follows:

Executive Officer	2005 Salary		2004 Bonus	2005 Restricted Stock Grant (1)
Peter Boneparth President and Chief Executive Officer	$2,500,000	(2)	$2,000,000	100,000 shares
Sidney Kimmel Chairman	$1,200,000	(2)	$1,800,000	-
Wesley R. Card Chief Operating and Financial Officer	$1,100,000		$1,000,000	50,000 shares
Rhonda J. Brown President and Chief Executive Officer, Footwear, Accessories and Retail Group	$1,300,000	(2)	$1,500,000	25,000 shares
Ira M. Dansky Executive Vice President, Secretary and General Counsel	$650,000		$600,000	10,000 shares

 __________

(1)	Grants are effective January 3, 2005. Vesting restrictions lapse as to all of the shares on the second business day immediately following our public announcement of our fourth quarter financial results for the year 2007, provided that we achieve certain performance targets.
(2)	No salary increase for 2005.

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

    The balance of the information required by this item is contained in the discussion entitled "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I of this Form 10-K/A.

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

March 11, 2005		JONES APPAREL GROUP, INC. (Registrant)
	By:	/s/ Wesley R. Card Wesley R. Card Chief Operating and Financial Officer

INDEX TO FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm on Schedule II.

Schedule II.         Valuation and qualifying accounts

Schedules other than those listed above have been omitted since the information is not applicable, not required or is included in the respective financial statements or notes thereto.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger dated September 10, 1998, among Jones Apparel Group, Inc., SAI Acquisition Corp., Sun Apparel, Inc. and the selling shareholders (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated September 24, 1998).
2.2	Agreement and Plan of Merger dated as of March 1, 1999, among Jones Apparel Group, Inc., Jill Acquisition Sub Inc. and Nine West Group Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated March 2, 1999).
2.3	Securities Purchase and Sale Agreement dated as of July 31, 2000, among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Victoria + Co Ltd. and the Shareholders and Warrantholders of Victoria + Co Ltd (incorporated by reference to Exhibit 2.1 of our Quarterly Report on Form 10-Q for the three months ended April 2, 2000).
2.4	Agreement and Plan of Merger dated as of April 13, 2001, among Jones Apparel Group, Inc., MCN Acquisition Corp. and McNaughton Apparel Group Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated April 13, 2001).
2.5	Purchase Agreement dated as of August 7, 2003 between Kasper A.S.L., Ltd. and Jones Apparel Group, Inc. (incorporated by reference to Exhibit 2.1 of our Quarterly Report on Form 10-Q for the nine months ended October 4, 2003).
2.6	Agreement and Plan of Merger dated as of June 18, 2004, among Jones Apparel Group, Inc., MSC Acquisition Corp. and Maxwell Shoe Company Inc. (incorporated by reference to Exhibit 99.D.3 of Amendment No. 16 to our Schedule TO dated June 21, 2004).
2.7	Agreement and Plan of Merger dated as of November 10, 2004 among Jones Apparel Group, Inc., Flintstone Acquisition Corp. and Barneys New York, Inc. (incorporated by reference to Exhibit 2 of our Schedule 13D dated November 10, 2004).
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the six months ended July 6, 2002).
4.1	Form of Certificate evidencing shares of common stock of Jones Apparel Group, Inc. (incorporated by reference to Exhibit 4.1 of our Shelf Registration Statement on Form S-3, filed on October 28, 1998 (Registration No. 333-66223)).
4.2	Exchange and Registration Rights Agreement dated October 2, 1998, among Jones Apparel Group, Inc. and Chase Securities Inc., Merrill Lynch, Pierce Fenner & Smith Incorporated and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.1 of our Form S-4, filed on December 9, 1998 (Registration No. 333-68587)).
4.3	Second Supplemental Indenture for 8-3/8% Series B Senior Notes due 2005 dated as of June 15, 1999, among Jack Asset Sub Inc., Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the six months ended July 4, 1999).

Exhibit No.	Description of Exhibit
4.4	Exchange and Note Registration Rights Agreement dated June 15, 1999, among Jones Apparel Group, Inc., Bear, Stearns & Co. Inc., Chase Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney Inc., BancBoston Robertson Stephens Inc., Banc of America Securities LLC, ING Baring Furman Selz LLC, Lazard Freres & Co. LLC, Tucker Anthony Cleary Gull, Brean Murray & Co., Inc. and The Buckingham Research Group Incorporated (incorporated by reference to Exhibit 4.5 of our Quarterly Report on Form 10-Q for the six months ended July 4, 1999).
4.5	Senior Note Indenture dated as of June 15, 1999, among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Group Inc. and The Bank of New York, as trustee, including Form of 7.50% Senior Notes due 2004 and Form of 7.875% Senior Notes due 2006 (incorporated by reference to Exhibit 4.6 of our Quarterly Report on Form 10-Q for the six months ended July 4, 1999).
4.6	Senior Note Indenture dated as of July 9, 1997, among Nine West Group Inc. and Nine West Development Corporation, Nine West Distribution Corporation, Nine West Footwear Corporation and Nine West Manufacturing Corporation, as Guarantors, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of the Nine West Group Inc. Registration Statement on Form S-4, filed on August 21, 1997 (Registration No. 333-34085)).
4.7	Supplemental Indenture, dated as of September 15, 1998, among Nine West Group Inc. and Nine West Manufacturing II Corporation, Nine West Development Corporation, Nine West Distribution Corporation, Nine West Footwear Corporation and Nine West Manufacturing Corporation, as Guarantors, and The Bank of New York, as Trustee under the Senior Note Indenture dated as of July 9, 1997 (incorporated by reference to Exhibit 4.7.1 of the Nine West Group Inc. Quarterly Report on Form 10-Q for the nine months ended October 31, 1998).
4.8	Form of Nine West Group Inc. 8-3/8% Series B Senior Notes due 2005 (incorporated by reference to Exhibit 4.6 of the Nine West Group Inc. Registration Statement on Form S-4, filed on August 21, 1997 (Registration No. 333-34085)).
4.9	Indenture dated as of February 1, 2001, among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc. and Nine West Group Inc., as Issuers and The Bank of New York, as Trustee, including Form of Zero Coupon Convertible Senior Notes due 2021 (incorporated by reference to Exhibit 4.22 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
4.10	Registration Rights Agreement dated February 1, 2001 among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Group Inc., Salomon Smith Barney Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.23 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
4.11	Supplemental Indenture, dated as of December 23, 2002, by and among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Group Inc., Nine West Footwear Corporation, Jones Retail Corporation, as issuers, and the Bank of New York, as Trustee, relating to the Zero Coupon Senior Notes Due 2021 (incorporated by reference to Exhibit 4.11 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
4.12	Supplemental Indenture, dated as of December 23, 2002, by and among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Group Inc., Nine West Footwear Corporation, Jones Retail Corporation, as issuers, and the Bank of New York, as Trustee, relating to the 7.50% Senior Notes Due 2004 and 7.875% Senior Notes Due 2006 (incorporated by reference to Exhibit 4.12 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
4.13	Supplemental Indenture, dated as of December 23, 2002, by and among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Group Inc., Nine West Footwear Corporation, Jones Retail Corporation, as issuers, and the Bank of New York, as Trustee, relating to the 8-3/8% Series B Senior Notes due 2005 (incorporated by reference to Exhibit 4.13 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
4.14*	Indenture dated as of November 22, 2004, among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Footwear Corporation and Jones Retail Corporation, as Issuers and SunTrust Bank, as Trustee, including Form of 4.250% Senior Notes due 2009, Form of 5.125% Senior Notes due 2014 and Form of 6.125% Senior Notes due 2034.

Exhibit No.	Description of Exhibit
4.15*	Form of Exchange and Note Registration Rights Agreement dated November 22, 2004 among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Footwear Corporation and Jones Retail Corporation, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Representatives of the Several Initial Purchasers listed in Schedule I thereto, with respect to 4.250% Senior Notes due 2009, 5.125% Senior Notes due 2014 and 6.125% Senior Notes due 2034.
10.1	1991 Stock Option Plan (incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S-1 filed on April 3, 1991 (Registration No. 33-39742)).+
10.2	1996 Stock Option Plan (incorporated by reference to Exhibit 10.33 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1996).+
10.3*	1999 Stock Incentive Plan.+
10.4*	Form of Agreement Evidencing Stock Option Awards Under the 1999 Stock Incentive Plan.+
10.5*	Form of Agreement Evidencing Restricted Stock Awards Under the 1999 Stock Incentive Plan.+
10.6	License Agreement dated October 18, 1995, between Jones Apparel Group, Inc. and Polo Ralph Lauren, L.P. (incorporated by reference to Exhibit 10.40 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1996).#
10.7	Design Services Agreement dated October 18, 1995, between Jones Apparel Group, Inc. and Polo Ralph Lauren, L.P. (incorporated by reference to Exhibit 10.41 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1996).#
10.8	License Agreement dated as of August 1, 1995, between PRL USA, Inc., as assignee of Polo Ralph Lauren Corporation, successor to Polo Ralph Lauren, L.P., and Sun Apparel, Inc., as amended (incorporated by reference to Exhibit 10.53 of our Quarterly Report on Form 10-Q for the nine months ended September 27, 1998).#
10.9	Design Services Agreement dated as of August 1, 1995, between Polo Ralph Lauren Corporation, successor to Polo Ralph Lauren, L.P., and Sun Apparel, Inc., as amended (incorporated by reference to Exhibit 10.54 of our Quarterly Report on Form 10-Q for the nine months ended September 27, 1998).#
10.10	Cross-Default and Term Extension Agreement dated May 11, 1998 among PRL USA, Inc., The Polo/Lauren Company, L.P., Polo Ralph Lauren Corporation, Jones Apparel Group, Inc. and Jones Investment Co. Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 4, 2003).
10.11	License Agreement dated May 11, 1998, between Jones Apparel Group, Inc. and Polo Ralph Lauren, L.P. (incorporated by reference to Exhibit 10.53 of our Quarterly Report on Form 10-Q for the fiscal nine months ended September 27, 1998).#
10.12	Design Services Agreement dated May 11, 1998, between Jones Apparel Group, Inc. and Polo Ralph Lauren, L.P. (incorporated by reference to Exhibit 10.54 of our Quarterly Report on Form 10-Q for the fiscal nine months ended September 27, 1998).#
10.13	Five-Year Credit Agreement dated as of June 15, 1999, among Jones Apparel Group USA, Inc. and the Additional Obligors referred to therein, the Lenders referred to therein, and First Union National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the six months ended July 4, 1999).
10.14	Jones Apparel Group, Inc. Executive Annual Incentive Plan (incorporated by reference to Annex B of our Proxy Statement for our 1999 Annual Meeting of Stockholders).+
10.15	Amended and Restated Employment Agreement dated March 11, 2002, between Jones Apparel Group, Inc. and Peter Boneparth (incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).+
10.16	Employment Agreement dated as of July 1, 2000, between Jones Apparel Group, Inc. and Sidney Kimmel (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the nine months ended October 1, 2000).+
10.17	Amended and Restated Employment Agreement dated March 11, 2002, between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the three months ended April 6, 2002).+

Exhibit No.	Description of Exhibit
10.18	Amended and Restated Employment Agreement dated April 4, 2002, between Jones Apparel Group, Inc. and Ira M. Dansky (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the three months ended April 6, 2002).+
10.19	Buying Agency Agreement dated August 31, 2001, between Nine West Group Inc. and Bentley HSTE Far East Services Limited (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the nine months ended October 6, 2001).
10.20	Buying Agency Agreement dated November 30, 2001, between Nine West Group Inc. and Bentley HSTE Far East Services, Limited (incorporated by reference to Exhibit 10.22 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.21	Employment Agreement dated as of October 1, 2001, between Jones Apparel Group, Inc. and Rhonda Brown (incorporated by reference to Exhibit 10.23 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).+
10.22	Amendment dated February 28, 2003 to the Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.22 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).+
10.23	Amendment dated February 28, 2003 to the Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Peter Boneparth (incorporated by reference to Exhibit 10.23 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).+
10.24	Amendment dated February 28, 2003 to the Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Ira M. Dansky (incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).+
10.25	Amendment dated February 28, 2003 to the Employment Agreement between Jones Apparel Group, Inc. and Rhonda Brown (incorporated by reference to Exhibit 10.25 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).+
10.26	Form of Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.26 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).+
10.27	Waiver and Amendment No. 2 to the Five-Year Credit Agreement dated as of June 10, 2003, among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the banks, financial institutions and other institutional lenders parties to the Five-Year Credit Agreement referred to therein and Wachovia Bank, National Association, as agent (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the six months ended July 5, 2003).
10.28	Three Year Credit Agreement dated as of June 10, 2003, by and among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank and Citibank, N.A., as Syndication Agents and Fleet National Bank and Bank of America, N.A., as Documentation Agents (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the six months ended July 5, 2003).
10.29	Amended and Restated Five-Year Credit Agreement dated as of June 15, 2004, by and among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, Wachovia Bank, National Association, as Administrative Agent, Citibank, N.A. and JPMorgan Chase Bank, as Syndication Agents, and Bank of America, N.A., Barclays Bank PLC and Suntrust Bank as Documentation Agents (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the six months ended July 3, 2004).
10.30*	Amendment No. 2 to the Three Year Credit Agreement dated as of November 17, 2004 among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein and Wachovia Bank, National Association as agent for the Lenders.

Exhibit No.	Description of Exhibit
10.31*	Amendment to the Amended and Restated Five-Year Credit Agreement dated as of November 17, 2004 among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein and Wachovia Bank, National Association as agent for the Lenders.
10.32*	Jones Apparel Group, Inc. Deferred Compensation Plan.+
10.33*	Summary Sheet of Compensation of Outside Directors of Jones Apparel Group, Inc.+
10.34*	Summary Sheet of Compensation of Named Executive Officers of Jones Apparel Group, Inc.+
11*	Computation of Earnings per Share.
12*	Computation of Ratio of Earnings to Fixed Charges.
21*	List of Subsidiaries.
23*	Consent of BDO Seidman, LLP.
31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32[o]	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Decision and Order of the Federal Trade Commission In the Matter of Nine West Group Inc., Docket No. C-3937, dated April 11, 2000 (incorporated by reference to Exhibit 99.1 of our Quarterly Report on Form 10-Q for the three months ended April 2, 2000).

____________________

* Filed herewith.
o Furnished herewith.
# Portions deleted pursuant to application for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.
+ Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Jones Apparel Group, Inc.
Bristol, Pennsylvania

The audits referred to in our report dated February 11, 2005 relating to the consolidated financial statements of Jones Apparel Group, Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K/A (Amendment No. 1), included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

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