Form 10-Q
period 2005-04-02
JONES APPAREL GROUP INC
filed 2005-05-05
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes [x] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock $.01 par value	Outstanding at May 3, 2005 120,622,542

JONES APPAREL GROUP, INC.

DEFINITIONS

    As used in this Report, unless the context requires otherwise, "our," "us" and "we" means Jones Apparel Group, Inc. and consolidated subsidiaries, "Nine West" means Nine West Footwear Corporation, "McNaughton" means McNaughton Apparel Group Inc., "Gloria Vanderbilt" means Gloria Vanderbilt Apparel Corp.,"Kasper" means Kasper, Ltd., "Maxwell" means Maxwell Shoe Company Inc. (acquired July 8, 2004), "Barneys" means Barneys New York, Inc. (acquired December 20, 2004), "SFAS" means Statement of Financial Accounting Standards and "SEC" means the United States Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in millions except per share data)

	April 2, 2005	April 3, 2004	December 31, 2004
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 45.4	$ 31.9	$ 45.0
Accounts receivable	680.6	638.5	448.3
Inventories	645.8	570.0	664.2
Deferred taxes	62.8	75.7	68.2
Prepaid expenses and other current assets	73.5	46.7	70.5

TOTAL CURRENT ASSETS	1,508.1	1,362.8	1,296.2
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $499.9, $384.6 and $499.7	301.0	266.1	303.6
GOODWILL	2,124.6	1,637.0	2,125.0
OTHER INTANGIBLES, at cost, less accumulated amortization	791.5	758.3	768.2
OTHER ASSETS	56.7	51.5	57.8

	$ 4,781.9	$ 4,075.7	$ 4,550.8

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$ 196.5	$ 295.5	$ 69.2
Current portion of long-term debt and capital lease obligations	133.5	180.7	134.0
Accounts payable	266.1	213.6	259.3
Income taxes payable	78.3	62.4	23.7
Accrued employee compensation	36.9	28.2	51.3
Accrued expenses and other current liabilities	134.6	100.2	146.4

TOTAL CURRENT LIABILITIES	845.9	880.6	683.9

NONCURRENT LIABILITIES:
Long-term debt	977.1	353.8	977.0
Obligations under capital leases	39.3	42.4	39.6
Deferred taxes	142.0	126.6	135.0
Other	82.0	58.6	61.4

TOTAL NONCURRENT LIABILITIES	1,240.4	581.4	1,213.0

TOTAL LIABILITIES	2,086.3	1,462.0	1,896.9

COMMITMENTS AND CONTINGENCIES	-	-	-
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-	-	-
Common stock, $.01 par value - shares authorized 200.0; issued 151.1, 149.5 and 150.1	1.5	1.5	1.5
Additional paid-in capital	1,250.2	1,207.0	1,236.4
Retained earnings	2,279.0	2,031.5	2,204.2
Accumulated other comprehensive income (loss)	(0.8)	2.3	0.8
Treasury stock, 29.3, 23.4 and 27.9 shares, at cost	(834.3)	(628.6)	(789.0)

TOTAL STOCKHOLDERS' EQUITY	2,695.6	2,613.7	2,653.9

	$ 4,781.9	$ 4,075.7	$ 4,550.8

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Income (Unaudited)
(All amounts in millions except per share data)

	Fiscal Quarter Ended
	April 2, 2005	April 3, 2004

Net sales	$ 1,335.1	$ 1,205.0
Licensing income (net)	14.2	13.1

Total revenues	1,349.3	1,218.1
Cost of goods sold	850.6	756.5

Gross profit	498.7	461.6
Selling, general and administrative expenses	340.4	299.7

Operating income	158.3	161.9
Interest income	0.5	1.3
Interest expense and financing costs	19.4	13.0
Equity in earnings of unconsolidated affiliates	0.9	0.8

Income before provision for income taxes	140.3	151.0
Provision for income taxes	53.3	56.6

Net income	$ 87.0	$ 94.4

Earnings per share
Basic	$0.72	$0.75
Diluted	$0.71	$0.73
Weighted average common shares and share equivalents outstanding
Basic	121.2	125.2
Diluted	122.7	130.1
Dividends declared per share	$0.10	$0.08

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)
(All amounts in millions except per share data)

	Number of common shares outstanding	Total stock- holders' equity	Common stock	Additional paid-in capital	Retained earnings	Accumu- lated other compre- hensive income (loss)	Treasury stock
Balance, January 1, 2004	126.2	$ 2,537.8	$ 1.5	$ 1,179.4	$ 1,947.2	$ 3.8	$ (594.1)
Fiscal quarter ended April 3, 2004:
Comprehensive income:
Net income	-	94.4	-	-	94.4	-	-
Change in fair value of cash flow hedges, net of $0.1 tax	-	0.1	-	-	-	0.1	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.7 tax	-	(1.2)	-	-	-	(1.2)	-
Foreign currency translation adjustments	-	(0.4)	-	-	-	(0.4)	-

Total comprehensive income		92.9

Issuance of restricted stock to employees	0.1	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	4.6	-	4.6	-	-	-
Exercise of employee stock options	0.8	20.3	-	20.3	-	-	-
Tax benefit derived from exercise of employee stock options	-	2.7	-	2.7	-	-	-
Dividends on common stock ($0.08 per share)	-	(10.1)	-	-	(10.1)	-	-
Treasury stock acquired	(1.0)	(34.5)	-	-	-	-	(34.5)

Balance, April 3, 2004	126.1	$ 2,613.7	$ 1.5	$ 1,207.0	$ 2,031.5	$ 2.3	$ (628.6)

Balance, January 1, 2005	122.2	$ 2,653.9	$ 1.5	$ 1,236.4	$ 2,204.2	$ 0.8	$ (789.0)
Fiscal quarter ended April 2, 2005:
Comprehensive income:
Net income	-	87.0	-	-	87.0	-	-
Change in fair value of cash flow hedges, net of $0.7 tax	-	(1.2)	-	-	-	(1.2)	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.6 tax	-	(0.9)	-	-	-	(0.9)	-
Foreign currency translation adjustments	-	0.5	-	-	-	0.5	-

Total comprehensive income		85.4

Issuance of restricted stock to employees	0.7	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	4.6	-	4.6	-	-	-
Exercise of employee stock options	0.3	8.3	-	8.3	-	-	-
Tax benefit derived from exercise of employee stock options	-	0.9	-	0.9	-	-	-
Dividends on common stock ($0.10 per share)	-	(12.2)	-	-	(12.2)	-	-
Treasury stock acquired	(1.4)	(45.3)	-	-	-	-	(45.3)

Balance, April 2, 2005	121.8	$ 2,695.6	$ 1.5	$ 1,250.2	$ 2,279.0	$ (0.8)	$ (834.3)

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(All amounts in millions)

	Fiscal Quarter Ended
	April 2, 2005	April 3, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 87.0	$ 94.4

Adjustments to reconcile net income to net cash used in operating activities, net of acquisitions:
Amortization of original issue discount	-	1.3
Depreciation and other amortization	25.2	27.9
Provision for losses on accounts receivable	1.0	(0.2)
Deferred taxes	13.6	9.3
Losses on redemption of Zero Coupon Convertible Senior Notes	-	8.4
Other	(0.5)	(0.2)
Changes in operating assets and liabilities:
Accounts receivable	(233.4)	(253.0)
Inventories	18.2	21.6
Prepaid expenses and other current assets	(5.3)	2.2
Other assets	2.6	(3.2)
Accounts payable	3.9	(24.2)
Income taxes payable	49.9	50.1
Accrued expenses and other liabilities	(20.4)	(17.7)

Total adjustments	(145.2)	(177.7)

Net cash used in operating activities	(58.2)	(83.3)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17.6)	(13.5)
Payments relating to acquisition of Kasper	-	(37.8)
Payments relating to acquisition of Barneys	(4.1)	-
Acquisition of intangibles	(0.1)	-
Other	0.2	-

Net cash used in investing activities	(21.6)	(51.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under credit facilities	127.2	295.5
Redemption of Zero Coupon Convertible Senior Notes	-	(446.6)
Principal payments on capital leases	(1.3)	(1.5)
Debt issuance costs	(0.4)	-
Purchases of treasury stock	(42.3)	(41.1)
Dividends paid	(12.2)	(10.1)
Proceeds from exercise of employee stock options	8.3	20.3

Net cash provided by (used in) financing activities	79.3	(183.5)

EFFECT OF EXCHANGE RATES ON CASH	0.9	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0.4	(318.1)
CASH AND CASH EQUIVALENTS, BEGINNING	45.0	350.0

CASH AND CASH EQUIVALENTS, ENDING	$ 45.4	$ 31.9

See accompanying notes to consolidated financial statements

JONES APPAREL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Jones Apparel Group, Inc. and its wholly-owned subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the footnotes thereto included within our Annual Report on Form 10-K/A. The results of Maxwell and Barneys are included in our operating results from the date of acquisition and, therefore, our operating results for the periods presented are not comparable.

    In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to conform prior year data with the current presentation. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 2005.

STOCK-BASED EMPLOYEE COMPENSATION

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

    Effective January 1, 2003, we adopted the fair value method of accounting for employee stock options for all options granted after December 31, 2002 pursuant to the "prospective method" set forth in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under this approach, the fair value of the option on the date of grant (as determined by the Black-Scholes-Merton option pricing model) is amortized to compensation expense over the option's vesting period.

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

	Fiscal Quarter Ended
(In millions except per share data)	April 2, 2005	April 3, 2004

Net income - as reported	$ 87.0	$ 94.4
Add: stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	2.8	2.8
Deduct: stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value-based method had been applied to all awards	(3.3)	(4.3)

Net income - pro forma	$ 86.5	$ 92.9

Basic earnings per share
As reported	$0.72	$0.75
Pro forma	$0.71	$0.74
Diluted earnings per share
As reported	$0.71	$0.73
Pro forma	$0.71	$0.72

EARNINGS PER SHARE

    The computation of basic and diluted earnings per share is as follows:

	Fiscal Quarter Ended
(In millions except per share amounts)	April 2, 2005	April 3, 2004

Basic
Net income	$ 87.0	$ 94.4
Weighted average common shares outstanding	121.2	125.2

Basic earnings per share	$ 0.72	$ 0.75

Diluted
Net income	$ 87.0	$ 94.4
Add: interest expense associated with convertible notes, net of tax benefit	-	0.8

Income available to common shareholders	$ 87.0	$ 95.2

Weighted average common shares outstanding	121.2	125.2
Effect of dilutive securities:
Employee stock options	1.5	2.2
Assumed conversion of convertible notes	-	2.7

Weighted average common shares and share equivalents outstanding	122.7	130.1

Diluted earnings per share	$ 0.71	$ 0.73

ACCOUNTS RECEIVABLE

    Accounts receivable consist of the following:

(In millions)	April 2, 2005	April 3, 2004	December 31, 2004
Trade accounts receivable	$ 704.5	$ 693.2	$ 458.3
Credit card receivable	33.8	-	36.2
Allowances for doubtful accounts, returns, discounts and co-op advertising	(57.7)	(54.7)	(46.2)

	$ 680.6	$ 638.5	$ 448.3

ACCRUED RESTRUCTURING COSTS

    In connection with the acquisitions of McNaughton, Gloria Vanderbilt, Kasper and Maxwell, we assessed and formulated plans to restructure certain operations of each company. These plans involved the closure of distribution facilities and certain offices. The objectives of the plans were to eliminate unprofitable or marginally profitable lines of business and reduce overhead expenses. We have also restructured several of our operations, including the closing of Canadian and Mexican production facilities and the closing of an administrative, warehouse and preproduction facility in El Paso, Texas. The accrual of these costs and liabilities, which are included in accrued expenses and other current liabilities, is as follows:

(In millions)	Severance and other employee costs	Closing and consolidation of facilities	Total
Balance, January 1, 2004	$ 6.9	$ 3.7	$ 10.6
Net reversals	(0.1)	(0.1)	(0.2)
Payments and reductions	(3.0)	(2.3)	(5.3)

Balance, April 3, 2004	$ 3.8	$ 1.3	$ 5.1

Balance, January 1, 2005	$ 6.5	$ 18.1	$ 24.6
Net reversals	(0.4)	(1.3)	(1.7)
Payments and reductions	(5.6)	(3.6)	(9.2)

Balance, April 2, 2005	$ 0.5	$ 13.2	$ 13.7

    Estimated severance payments and other employee costs of $0.5 million accrued at April 2, 2005 relate to the remaining estimated severance for an estimated 13 employees at locations to be closed. Employee groups affected (totaling an estimated 1,041 employees) include administrative, warehouse and management personnel at locations closed.

    The $0.4 million reversal in the fiscal quarter ended April 2, 2005 represents $0.3 million of adjustments related to severance accruals for the Kasper and Maxwell acquisitions, which were recorded as reductions of goodwill, and $0.1 million related to the closing of the Mexican and El Paso facilities, which was recorded as a reduction of selling, general and administrative expenses in the moderate wholesale apparel segment.

    The $0.1 million reversal in the fiscal quarter ended April 3, 2004 represents an adjustment related to the Gloria Vanderbilt acquisition, which was recorded as a reduction of goodwill.

    During the first fiscal quarters of 2005 and 2004, $5.6 million and $3.0 million, respectively, of the reserve was utilized (relating to partial or full severance and related costs for 122 and 113 employees, respectively).

    The $13.2 million accrued at April 2, 2005 for the consolidation of facilities relates to expected costs to be incurred, including lease obligations, for closing certain acquired facilities in connection with consolidating their operations into our other existing facilities. The $1.3 million reversal in the first fiscal quarter of 2005 represents an adjustment related to the closing of a Maxwell facility, which was recorded as a reduction of goodwill. The $0.1 million reversal in the first fiscal quarter of 2004 represents an adjustment related to the Canadian production facility, which was recorded as a reduction of operating expenses in the wholesale better apparel segment.

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

INVENTORIES

    Inventories are summarized as follows (in millions):

	April 2, 2005	April 3, 2004	December 31, 2004
Raw materials	$ 22.2	$ 23.9	$ 21.5
Work in process	41.9	48.0	33.6
Finished goods	581.7	498.1	609.1

	$ 645.8	$ 570.0	$ 664.2

STATEMENT OF CASH FLOWS

Fiscal Quarter Ended: (In millions)	April 2, 2005	April 3, 2004
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 10.6	$ 7.4
Net income tax refunds	(11.1)	(3.4)

Supplemental disclosures of non-cash investing and financing activities:
Tax benefits related to exercise of employee stock options	0.9	2.7
Equipment acquired through capital lease financing	0.5	-
Restricted stock issued to employees	23.3	3.7

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

    We are exposed to market risk related to changes in foreign currency exchange rates. We have assets and liabilities denominated in certain foreign currencies and purchase products from foreign suppliers who require payment in funds other than the U.S. Dollar. At April 2, 2005, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total of US$5.0 million through June 2005, US $23.9 million for Euros through March 2006 and US $0.8 million for British Pounds through January 2006.

    We recorded amortization of net gains resulting from the termination of interest rate swaps and locks of $1.8 million and $2.1 million during the fiscal quarters ending April 2, 2005 and April 3, 2004, respectively, as a reduction of interest expense. We reclassified $0.3 million and $0.2 million of net losses from foreign currency exchange contracts to cost of sales during the fiscal quarters ending April 2, 2005 and April 3, 2004, respectively. There has been no material ineffectiveness related to our foreign currency exchange contracts as the instruments are designed to be highly effective in offsetting losses and gains transactions being hedged. As of April 2, 2005, the estimated net amount of existing gains and losses reported in accumulated other comprehensive income that will be reclassified into earnings in the next 12 months include amortization of $5.8 million of net gains resulting from the termination of interest rate swaps as a reduction of interest expense. If foreign currency exchange rates do not change from their April 2, 2005 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months will not be material. The actual amounts that will be reclassified to earnings over the next 12 months could vary, however, as a result of changes in market conditions.

PENSION PLANS

Components of Net Periodic Benefit Cost

	Fiscal Quarter Ended
(In millions)	April 2, 2005	April 3, 2004
Interest cost	$ 0.6	$ 0.6
Expected return on plan assets	(0.5)	(0.5)
Amortization of net loss	0.3	0.2

Net periodic benefit cost	$ 0.4	$ 0.3

Employer Contributions

   We previously disclosed in our financial statements for the year ended December 31, 2004 that we expected to contribute $2.4 million to our pension plans in 2005. As of April 2, 2005, no contributions have been made. We presently anticipate contributing an additional $0.4 million to fund our plans in 2005 for a total of $2.8 million.

SEGMENT INFORMATION

    We identify operating segments based on, among other things, the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operations are comprised of four reportable segments: wholesale better apparel, wholesale moderate apparel, wholesale footwear and accessories, and retail. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores, the retail segment includes operations by our own stores, and income and expenses related to trademarks, licenses and general corporate functions are reported under "other and eliminations." We define segment profit as operating income before net interest expense, equity in earnings of unconsolidated affiliates and income taxes. Summarized below are our revenues and income by reportable segment for the fiscal quarters ended April 2, 2005 and April 3, 2004.

(In millions)	Wholesale Better Apparel	Wholesale Moderate Apparel	Wholesale Footwear & Accessories	Retail	Licensing, Other & Eliminations	Consolidated
For the fiscal quarter ended April 2, 2005
Revenues from external customers	$ 428.7	$ 355.1	$ 267.7	$ 283.6	$ 14.2	$ 1,349.3
Intersegment revenues	34.9	2.8	12.0	-	(49.7)	-

Total revenues	463.6	357.9	279.7	283.6	(35.5)	1,349.3

Segment income	$ 71.6	$ 45.6	$ 41.6	$ 10.4	$ (10.9)	158.3

Net interest expense						(18.9)
Equity in earnings of unconsolidated affiliates						0.9

Income before provision for income taxes						$ 140.3

For the fiscal quarter ended April 3, 2004
Revenues from external customers	$ 409.1	$ 395.3	$ 230.8	$ 169.8	$ 13.1	$ 1,218.1
Intersegment revenues	41.3	2.0	19.0	-	(62.3)	-

Total revenues	450.4	397.3	249.8	169.8	(49.2)	1,218.1

Segment income	$ 56.0	$ 60.6	$ 49.6	$ 7.7	$ (12.0)	161.9

Net interest expense						(11.7)
Equity in earnings of unconsolidated affiliates						0.8

Income before provision for income taxes						$ 151.0

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

    The aggregate purchase price was $377.1 million, which included $23.25 per share in cash for each outstanding share of Maxwell (for a total of $345.8 million) and $24.1 million related to Maxwell's employee stock options. The purchase price was allocated to Maxwell's assets and liabilities, tangible and intangible (as determined by an independent appraiser), with the excess of the purchase price over the fair value of the net assets acquired of approximately $208.7 million being recorded as goodwill in the wholesale footwear and accessories segment. The acquired goodwill relating to Maxwell will not be deductible for tax purposes.

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

    The aggregate cash purchase price was $295.5 million, which included $19.00 for each outstanding share of Barneys common stock (for a total of $264.5 million) and $26.7 million related to Barneys' employee stock options, preferred stock and stock warrants. We assumed approximately $106.0 million of Barneys funded debt, $102.2 million of which we subsequently refinanced. The purchase price was allocated to Barneys' assets and liabilities, with the excess of the purchase price over the fair value of the net assets acquired of approximately $273.4 million being recorded as goodwill in the retail segment.

    The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for Barneys. The allocation of the purchase price has not been finalized and is subject to refinement. Barneys' trademarks are currently being valued by an independent appraiser; the appraised value will be reclassified from goodwill to other intangible assets during the second quarter of 2005. Any additional adjustments resulting from the finalization of the purchase price allocations of Barneys will affect the amounts assigned to goodwill. Other than the reclassification of the fair value of trademarks, these adjustments are not expected to be material.

(In millions)

Current assets	$ 173.2
Property, plant and equipment	48.5
Intangible assets	25.8
Goodwill	273.4
Other assets	11.9

Total assets acquired	532.8

Current liabilities	105.5
Long-term debt	131.8

Total liabilities assumed	237.3

Net assets acquired	$ 295.5

    Amounts assigned to certain intangible assets (as determined by an independent appraiser) and the related useful lives are as follows (amounts in millions):

Class	Fair Value	Weighted-average useful life
Third-party license agreement	$ 4.0	31 years
Credit cardholder relationships	1.3	181 months
Customer database	0.2	145 months
Favorable leases	20.3	158 months

    In addition, $20.5 million was recorded as a long-term liability for an acquired unfavorable lease, which will be amortized over a period of 169 months. Of the acquired goodwill relating to Barneys, approximately $83.1 million will be deductible for tax purposes.

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

    In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 153 will have no impact on our results of operations or our financial position.

    In December 2004, the FASB issued a revision of SFAS No. 123, "Share-Based Payment" (hereinafter referred to as "SFAS No. 123R"), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005; however, the SEC announced a new rule on April 14, 2005 that allows companies to implement Statement No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. We will adopt SFAS No. 123R on January 1, 2006 using the modified prospective application option. As a result, the compensation cost for the portion of awards we granted before January 1, 2006 for which the requisite service has not been rendered and that are outstanding as of January 1, 2006 will be recognized as the remaining requisite service is rendered. The adoption of SFAS No. 123R will not have a material effect on our results of operations or our financial position.

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

Condensed Consolidating Balance Sheets
(In millions)

	April 2, 2005				December 31, 2004
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 13.2	$ 32.2	$ -	$ 45.4	$ 12.3	$ 32.7	$ -	$ 45.0
Accounts receivable - net	304.2	376.4	-	680.6	174.6	273.7	-	448.3
Inventories	287.6	365.0	(6.8)	645.8	294.3	373.2	(3.3)	664.2
Prepaid and refundable income taxes	1.4	6.7	(8.1)	-	1.5	24.9	(26.4)	-
Deferred taxes	24.6	38.4	(0.2)	62.8	23.5	46.0	(1.3)	68.2
Prepaid expenses and other current assets	38.7	34.8	-	73.5	37.9	32.6	-	70.5

TOTAL CURRENT ASSETS	669.7	853.5	(15.1)	1,508.1	544.1	783.1	(31.0)	1,296.2

Property, plant and equipment - net	124.6	176.4	-	301.0	125.3	178.2	0.1	303.6
Due from affiliates	105.9	522.5	(628.4)	-	116.5	511.3	(627.8)	-
Goodwill	1,777.1	347.5	-	2,124.6	1,776.0	349.0	-	2,125.0
Other intangibles - net	168.0	623.5	-	791.5	167.7	600.5	-	768.2
Investments in subsidiaries	2,169.9	-	(2,169.9)	-	2,110.4	-	(2,110.4)	-
Other assets	33.6	25.0	(1.9)	56.7	35.5	24.7	(2.4)	57.8

	$ 5,048.8	$ 2,548.4	$ (2,815.3)	$ 4,781.9	$ 4,875.5	$ 2,446.8	$ (2,771.5)	$ 4,550.8

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$ 196.5	$ -	$ -	$ 196.5	$ 69.2	$ -	$ -	$ 69.2
Current portion of long-term debt and capital lease obligations	132.2	1.3	-	133.5	132.5	1.5	-	134.0
Accounts payable	104.1	162.0	-	266.1	105.9	153.4	-	259.3
Income taxes payable	51.7	42.6	(16.0)	78.3	47.5	9.6	(33.4)	23.7
Deferred taxes	-	0.2	(0.2)	-	-	-	-	-
Accrued expenses and other current liabilities	90.7	80.8	-	171.5	93.3	104.4	-	197.7

TOTAL CURRENT LIABILITIES	575.2	286.9	(16.2)	845.9	448.4	268.9	(33.4)	683.9

NONCURRENT LIABILITIES:
Long-term debt	973.8	3.3	-	977.1	973.7	3.3	-	977.0
Obligations under capital leases	13.7	25.6	-	39.3	14.1	25.5	-	39.6
Deferred taxes	21.8	115.7	4.5	142.0	23.6	109.0	2.4	135.0
Due to affiliates	522.5	105.9	(628.4)	-	511.3	116.5	(627.8)	-
Other	26.9	55.1	-	82.0	24.7	28.1	8.6	61.4

TOTAL NONCURRENT LIABILITIES	1,558.7	305.6	(623.9)	1,204.4	1,547.4	282.4	(616.8)	1,213.0

TOTAL LIABILITIES	2,133.9	592.5	(640.1)	2,086.3	1,995.8	551.3	(650.2)	1,896.9

STOCKHOLDERS' EQUITY:
Common stock and additional paid-in capital	1,251.7	1,769.8	(1,769.8)	1,251.7	1,237.9	1,779.9	(1,779.9)	1,237.9
Retained earnings	2,498.3	180.8	(400.1)	2,279.0	2,430.0	110.6	(336.4)	2,204.2
Accumulated other comprehensive income (loss)	(0.8)	5.3	(5.3)	(0.8)	0.8	5.0	(5.0)	0.8
Treasury stock	(834.3)	-	-	(834.3)	(789.0)	-	-	(789.0)

TOTAL STOCKHOLDERS' EQUITY	2,914.9	1,955.9	(2,175.2)	2,695.6	2,879.7	1,895.5	(2,121.3)	2,653.9

	$ 5,048.8	$ 2,548.4	$ (2,815.3)	$ 4,781.9	$ 4,875.5	$ 2,446.8	$ (2,771.5)	$ 4,550.8

Condensed Consolidating Statements of Income
(In millions)

	Fiscal Quarter Ended April 2, 2005				Fiscal Quarter Ended April 3, 2004
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
Net sales	$ 625.1	$ 731.0	$ (21.0)	$ 1,335.1	$ 588.7	$ 634.4	$ (18.1)	$ 1,205.0
Licensing income (net)	-	14.2	-	14.2	-	13.1	-	13.1

Total revenues	625.1	745.2	(21.0)	1,349.3	588.7	647.5	(18.1)	1,218.1
Cost of goods sold	377.3	485.5	(12.2)	850.6	334.5	430.2	(8.2)	756.5

Gross profit	247.8	259.7	(8.8)	498.7	254.2	217.3	(9.9)	461.6
Selling, general and administrative expenses	194.3	150.5	(4.4)	340.4	195.8	104.6	(0.7)	299.7

Operating income	53.5	109.2	(4.4)	158.3	58.4	112.7	(9.2)	161.9
Net interest expense (income) and financing costs	19.8	(0.9)	-	18.9	12.0	(0.3)	-	11.7
Equity in earnings of unconsolidated affiliates	0.1	0.3	0.5	0.9	1.2	0.2	(0.6)	0.8

Income before provision for income taxes and equity in earnings of subsidiaries	33.8	110.4	(3.9)	140.3	47.6	113.2	(9.8)	151.0
Provision for income taxes	14.6	40.2	(1.5)	53.3	20.1	35.8	0.7	56.6
Equity in earnings of subsidiaries	61.3	-	(61.3)	-	75.8	-	(75.8)	-

Net income	$ 80.5	$ 70.2	$ (63.7)	$ 87.0	$ 103.3	$ 77.4	$ (86.3)	$ 94.4

Condensed Consolidating Statements of Cash Flows
(In millions)

	Fiscal Quarter Ended April 2, 2005				Fiscal Quarter Ended April 3, 2004
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
Net cash provided by (used in) operating activities	$ (67.0)	$ 8.8	$ -	$ (58.2)	$ (59.3)	$ (24.0)	$ -	$ (83.3)

Cash flows from investing activities:
Capital expenditures	(7.8)	(9.8)	-	(17.6)	(6.5)	(7.0)	-	(13.5)
Payments relating to acquisitions	(4.1)	-	-	(4.1)	(37.8)	-	-	(37.8)
Other (net)	-	0.1	-	0.1	-	-	-	-

Net cash used in investing activities	(11.9)	(9.7)	-	(21.6)	(44.3)	(7.0)	-	(51.3)

Cash flows from financing activities:
Net borrowings under credit facilities	127.2	-	-	127.2	295.5	-	-	295.5
Redemption of Zero Coupon Convertible Senior Notes	-	-	-	-	(446.6)	-	-	(446.6)
Debt issuance costs	(0.4)	-	-	(0.4)	-	-	-	-
Principal payments on capital leases	(0.8)	(0.5)	-	(1.3)	(1.0)	(0.5)	-	(1.5)
Purchases of treasury stock	(42.3)	-	-	(42.3)	(41.1)	-	-	(41.1)
Dividends paid	(12.2)	-	-	(12.2)	(10.1)	-	-	(10.1)
Proceeds from exercise of employee stock options	8.3	-	-	8.3	20.3	-	-	20.3

Net cash provided by (used in) financing activities	79.8	(0.5)	-	79.3	(183.0)	(0.5)	-	(183.5)

Effect of exchange rates on cash	-	0.9	-	0.9	-	-	-	-

Net increase (decrease) in cash and cash equivalents	0.9	(0.5)	-	0.4	(286.6)	(31.5)	-	(318.1)
Cash and cash equivalents, beginning	12.3	32.7	-	45.0	302.0	48.0	-	350.0

Cash and cash equivalents, ending	$ 13.2	$ 32.2	$ -	$ 45.4	$ 15.4	$ 16.5	$ -	$ 31.9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion provides information and analysis of our results of operations for the 13 weeks ended April 2, 2005 (hereinafter referred to as the "first fiscal quarter of 2005") and the 14 weeks ended April 3, 2004 (hereinafter referred to as the "first fiscal quarter of 2004"), and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

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

Acquisitions

    We completed our acquisitions of Maxwell on July 8, 2004 and Barneys on December 20, 2004. The results of operations of the acquired companies are included in our operating results from the respective dates of acquisition. Accordingly, the financial position and results of operations presented and discussed herein are not directly comparable between years. Maxwell operates in the wholesale footwear and accessories segment and Barneys operates in the retail segment.

Stock-Based Compensation

    Effective January 1, 2003, we adopted the fair value method of accounting for employee stock options for all options granted after December 31, 2002 pursuant to the guidelines contained in SFAS No. 123, "Accounting for Stock-Based Compensation" using the "prospective method" set forth in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under this approach, the fair value of the option on the date of grant (as determined by the Black-Scholes-Merton option pricing model) is amortized to compensation expense over the option's vesting period. Prior to January 1, 2003, pursuant to a provision in SFAS No. 123 we had elected to continue using the intrinsic-value method of accounting for stock options granted to employees in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options had been measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount the employee must pay to acquire the stock. Under this approach, we had only recognized compensation expense for stock-based awards to employees for options granted at below-market prices.

    In December 2004, the FASB issued a revision of SFAS No. 123, "Share-Based Payment," which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. We will adopt SFAS No. 123R on January 1, 2006 using the modified prospective application option. As a result, the compensation cost for the portion of awards we granted before January 1, 2006 for which the requisite service has not been rendered and that are outstanding as of January 1, 2006 will be recognized as the remaining requisite service is rendered. The adoption of SFAS No. 123R will not have a material effect on our results of operations or our financial position.

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

RESULTS OF OPERATIONS

    Statements of Income Stated in Dollars and as a Percentage of Total Revenues

(In millions)	Fiscal Quarter Ended
	April 2, 2005		April 3, 2004
Net sales	$ 1,335.1	98.9%	$ 1,205.0	98.9%
Licensing income (net)	14.2	1.1%	13.1	1.1%

Total revenues	1,349.3	100.0%	1,218.1	100.0%
Cost of goods sold	850.6	63.0%	756.5	62.1%

Gross profit	498.7	37.0%	461.6	37.9%
Selling, general and administrative expenses	340.4	25.2%	299.7	24.6%

Operating income	158.3	11.7%	161.9	13.3%
Net interest expense	18.9	1.4%	11.7	1.0%
Equity in earnings of unconsolidated affiliates	0.9	0.1%	0.8	0.1%

Income before provision for income taxes	140.3	10.4%	151.0	12.4%
Provision for income taxes	53.3	4.0%	56.6	4.6%

Net income	$ 87.0	6.4%	$ 94.4	7.7%

Percentage totals may not add due to rounding.

Fiscal Quarter Ended April 2, 2005 Compared to Fiscal Quarter Ended April 3, 2004

    Revenues. Total revenues for the first fiscal quarter of 2005 were $1.35 billion compared to $1.22 billion for the first fiscal quarter of 2004, an increase of 10.8%.

    Revenues by segment were as follows:

(In millions)	First Fiscal Quarter of 2005	First Fiscal Quarter of 2004	Increase/ (Decrease)	Percent Change
Wholesale better apparel	$ 428.7	$ 409.1	$19.6	4.8%
Wholesale moderate apparel	355.1	395.3	(40.2)	(10.2%)
Wholesale footwear and accessories	267.7	230.8	36.9	16.0%
Retail	283.6	169.8	113.8	67.0%
Other	14.2	13.1	1.1	8.4%

Total revenues	$ 1,349.3	$ 1,218.1	$ 131.2	10.8%

    Wholesale better apparel revenues increased primarily as a result of increased shipping in our Jones New York Sport, Polo Jeans Company and Nine West apparel product lines as well as initial shipments of our AK Sport and Nipon Boutique product lines, which were launched in the third quarter of last year. These increases were partially offset by decreased shipping in our Kasper, LeSuit, and Jones New York Dress product lines, as well as decreased shipping in Jones New York Signature as compared to the prior period (partially due to the initial floor setup for the launch of the line in the prior period).

    Wholesale moderate apparel revenues decreased primarily as a result of a reduction in shipping of our Norton McNaughton, Erika, Evan-Picone and l.e.i. product lines. These reductions were partially offset by increases in our Gloria Vanderbilt, Nine & Company and Bandolino product lines as well as initial shipments of our Pappagallo and Rena Rowan product lines and the W private label product line, as well as shipments of our A|Line product line, which launched in the third quarter of 2004.

    Wholesale footwear and accessories revenues increased primarily due to the product lines added as a result of the Maxwell acquisition ($60.1 million) as well as an increase in our international footwear and accessories business, which was partially offset by decreases in our Nine West footwear, Nine West accessories and Easy Spirit footwear product lines.

    Retail revenues increased primarily as the result of $120.6 million in sales from the locations added as a result of the Barneys acquisition, partially offset by a 3.7% decrease in comparable footwear and accessories store and apparel store sales. We began the first fiscal quarter of 2005 with 1,037 retail locations and had a net decrease of six locations during the quarter to end the quarter with 1,031 locations.

    Gross Profit. The gross profit margin decreased to 37.0% in the first fiscal quarter of 2005 compared to 37.9% in the first fiscal quarter of 2004.

    Wholesale better apparel gross profit margins were 36.7% and 37.1% for the first fiscal quarters of 2005 and 2004, respectively. The decrease was a result of lower margins in our Kasper business due to higher off-price sales. This decrease was partially offset by a higher margin realized in our Polo Jeans Company business as a result of higher full-price selling to major department store customers.

    Wholesale moderate apparel gross profit margins were 27.9% and 28.5% for the first fiscal quarters of 2005 and 2004, respectively. The decrease was a result of a lower margin in our l.e.i. business primarily due to excess capacity being absorbed by a reduced sales base and additional product costs that were not passed through to the customer.

    Wholesale footwear and accessories gross profit margins were 32.0% and 36.2% for the first fiscal quarters of 2005 and 2004, respectively. The decrease was primarily the result of a lower margin in our domestic wholesale footwear and accessories business due to higher sales to off-price retailers and the lower margins generated by the acquired Maxwell brands.

    Retail gross profit margins were 49.9% and 52.3% for the first fiscal quarters of 2005 and 2004, respectively. The decrease was primarily the result of the effects of the addition of the acquired Barneys retail locations, which generate lower margins than the historical segment average, partially offset by an increase in the gross margin related to our Canadian retail operations.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses of $340.4 million in the first fiscal quarter of 2005 represented an increase of $40.7 million from the $299.7 million reported for the first fiscal quarter of 2004. In the first fiscal quarter of 2005, Barneys added $47.6 million to the retail segment, which includes $0.2 million of amortization of acquired intangible assets and unfavorable leases. The prior period included an $8.4 million writeoff of unamortized bond discounts and debt issue costs in the wholesale better apparel segment resulting from the redemption of all of our outstanding Zero Coupon Convertible Senior Notes due 2021.

    Operating Income. The resulting operating income for the first fiscal quarter of 2005 of $158.3 million decreased $3.6 million from the $161.9 million for the first fiscal quarter of 2004, due to the factors described above.

    Net Interest Expense. Net interest expense was $18.9 million in the first fiscal quarter of 2005 compared to $11.7 million in the first fiscal quarter of 2004. The increase was primarily the result of interest related to $750 million of Senior Notes that were issued in November 2004.

    Provision for Income Taxes. The effective income tax rate was 38.0% for the first fiscal quarter of 2005 and 37.5% for the first fiscal quarter of 2004. The difference was primarily driven by a higher state tax rate as a result of the Barneys acquisition.

    Net Income and Earnings Per Share. Net income was $87.0 million in the first fiscal quarter of 2005, a decrease of $7.4 million from the net income of $94.4 million earned in the first fiscal quarter of 2004. Diluted earnings per share for the first fiscal quarter of 2005 was $0.71 compared to $0.73 for the first fiscal quarter of 2004, on 5.7% fewer shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal capital requirements have been to fund acquisitions, pay dividends, working capital needs, capital expenditures and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations and expansion. As of April 2, 2005, total cash and cash equivalents were $45.4 million, an increase of $0.4 million from the $45.0 million reported as of December 31, 2004.

    Operating activities used $58.2 million and $83.3 million in the first fiscal quarters of 2005 and 2004, respectively. The difference was primarily due to a smaller increase in accounts receivable (primarily due to lower accounts receivable in our wholesale moderate apparel segment related to the decrease in sales) and an increase in accounts payable during the current period (primarily to support increased inventory in our Polo Jeans Company and Gloria Vanderbilt businesses) compared to a decrease during the prior period.

    Investing activities used $21.6 million and $51.3 million in the first fiscal quarters of 2005 and 2004, respectively. The difference was primarily due to payments relating to the Kasper acquisition in the prior period.

    Financing activities provided $79.3 million in the first fiscal quarter of 2005. Borrowings under our Senior Credit Facilities were offset by repurchases of our common stock and the payment of dividends to our common shareholders.

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

    We repurchased $45.3 million of our common stock on the open market during the first fiscal quarter of 2005 (of which $3.0 million was accrued at April 2, 2005) and $34.5 million during the first fiscal quarter of 2004. As of April 2, 2005, a total of $903.9 million had been expended under announced programs to acquire up to $1.0 billion of such shares. On May 5, 2005, we announced that our Board of Directors had authorized an additional $150.0 million of share repurchases, bringing the aggregate total to $1.15 billion under our repurchase programs. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition. Proceeds from the issuance of common stock to our employees exercising stock options amounted to $8.3 million and $20.3 million in the first fiscal quarters of 2005 and 2004, respectively.

    At April 2, 2005, we had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.5 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for a $500.0 million three-year revolving credit facility that expires in June 2006 and a $1.0 billion five-year revolving credit facility that expires in June 2009. At April 2, 2005, $46.5 million in cash borrowings were outstanding under the three-year credit facility and $470.1 million was outstanding under the five-year credit facility (comprised of $150.0 million in cash borrowings and $320.1 million in outstanding letters of credit). Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require us to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on our ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers and pay dividends. We plan to replace the $500.0 million three-year credit facility with a similar five-year credit facility during the second quarter of 2005.

    At April 2, 2005, we also had a C$10.0 million unsecured line of credit in Canada, under which no amounts were outstanding.

    On May 5, 2005, we announced that the Board of Directors had declared a quarterly cash dividend of $0.10 per share to all common stockholders of record as of May 20, 2005 for payment on June 3, 2005.

    We have two joint ventures with HCL Technologies Limited to provide us with computer consulting, programming and associated support services. As of April 2, 2005, we have committed to purchase $10.5 million in services from these joint venture companies through June 30, 2007.

    We also have a joint venture with Sutton Developments Pty. Ltd. ("Sutton") to operate retail locations in Australia. We have unconditionally guaranteed up to $7.0 million of borrowings under the joint venture's uncommitted credit facility and up to $0.4 million of presettlement risk associated with foreign exchange transactions. Sutton is required to reimburse us for 50% of any payments made under these guarantees. At April 2, 2005, the outstanding balance subject to these guarantees was approximately $0.8 million.

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

    The primary interest rate exposures on floating rate financing arrangements are with respect to United States and Canadian short-term interest rates. We had approximately $1.5 billion in variable rate credit facilities at April 2, 2005.

    We are exposed to market risk related to changes in foreign currency exchange rates. We have assets and liabilities denominated in certain foreign currencies and purchase products from foreign suppliers who require payment in funds other than the U.S. Dollar. At April 2, 2005, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total of US$5.0 million through June 2005, US$23.9 million for Euros through March 2006 and US$0.8 million for British Pounds through January 2006. We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. We are exposed to credit-related losses if the counterparty to a financial instrument fails to perform its obligation. However, we do not expect the counterparties, which presently have high credit ratings, to fail to meet their obligations.

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

    There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As described in our annual report filed on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2004, we excluded Barneys, which was acquired on December 20, 2004, from our internal control testing and evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

    Polo appealed from the rulings against it. In addition, Polo filed a motion for leave to reargue and to renew its previous motions to dismiss and for summary judgment, which we opposed. On May 19, 2004, the New York State Supreme Court heard oral argument on Polo's motion. On August 16, 2004, the court denied Polo's motions to reargue and renew its previous motions. Polo appealed from this ruling. On March 4, 2005, the Appellate Court heard oral argument. On March 24, 2005, the Appellate Division, First Department of the Supreme Court unanimously affirmed the trial court's orders.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

    The following table sets forth the repurchases of our common stock for the fiscal quarter ended April 2, 2005.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 to January 29, 2005	125,000	$33.00	125,000	$137,252,382
January 30, 2005 to February 26, 2005	645,000	$33.52	645,000	$115,634,275
February 27, 2005 to April 2, 2005	595,000	$32.80	595,000	$96,118,771
Total	1,365,000	$33.16	1,365,000	$96,118,771

    These repurchases were made under programs announced on July 27, 2004 and October 27, 2004 for $100.0 million each. While neither plan has an expiration date, the $100.0 limit under the July 27, 2004 program was reached during April 2005.

Item 5. Other information

Statement Regarding Forward-looking Disclosure

    This Report includes, and incorporates by reference, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding our expected financial position, business and financing plans are forward-looking statements. The words "believes," "expects," "plans," "intends," "anticipates" and similar expressions identify forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including:

  those associated with the effect of national and regional economic conditions;
  lowered levels of consumer spending resulting from a general economic downturn or lower levels of consumer confidence or generally reduced shopping activity caused by public safety concerns;
  the performance of our products within the prevailing retail environment;
  customer acceptance of both new designs and newly-introduced product lines;
  our reliance on a few department store groups for large portions of our business;
  consolidation of our retail customers;
  financial difficulties encountered by customers;
  the effects of vigorous competition in the markets in which we operate;
  our ability to identify acquisition candidates and acquire such businesses on reasonable financial and other terms, in an increasingly competitive environment for such acquisitions;
  the integration of the organizations and operations of any acquired businesses into our existing organization and operations;
  our reliance on independent foreign manufacturers;
  changes in the costs of raw materials, labor and advertising;
  the general inability to obtain higher wholesale prices for our products that we have experienced for many years;
  the uncertainties of sourcing associated with the new environment in which quota has been eliminated on apparel products while political pressure is building for the re-imposition of quotas in certain categories; and
  our ability to secure and protect trademarks and other intellectual property rights.

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

JONES APPAREL GROUP, INC.
(Registrant)

Date: May 5, 2005	By /s/ Peter Boneparth PETER BONEPARTH Chief Executive Officer By /s/ Wesley R. Card WESLEY R. CARD Chief Operating and Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1*	Form of Agreement Evidencing Restricted Stock Awards for Outside Directors Under the 1999 Stock Incentive Plan.+
10.2*	Form of Agreement Evidencing Restricted Stock Awards Under the 1999 Stock Incentive Plan.+
31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32[o]	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________
* Filed herewith.
o Furnished herewith.
+ Management contract or compensatory plan or arrangement.