Form 10-Q
period 2005-07-02
JONES APPAREL GROUP INC
filed 2005-08-01
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes [x] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock $.01 par value	Outstanding at July 30, 2005 118,398,281

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in millions except per share data)

	July 2, 2005	July 3, 2004	December 31, 2004
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 35.3	$ 42.9	$ 45.0
Accounts receivable	509.2	451.6	448.3
Inventories	661.7	592.8	664.2
Deferred taxes	57.7	69.3	68.2
Prepaid expenses and other current assets	80.0	72.9	70.5

TOTAL CURRENT ASSETS	1,343.9	1,229.5	1,296.2
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $459.6, $401.1 and $499.7	309.9	261.6	303.6
GOODWILL	2,100.6	1,633.1	2,125.0
OTHER INTANGIBLES, at cost, less accumulated amortization	831.0	753.8	768.2
OTHER ASSETS	55.7	52.7	57.8

	$ 4,641.1	$ 3,930.7	$ 4,550.8

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$ 123.3	$ 329.2	$ 69.2
Current portion of long-term debt and capital lease obligations	357.8	5.6	134.0
Accounts payable	282.0	209.1	259.3
Income taxes payable	41.0	45.6	23.7
Accrued employee compensation	45.9	39.0	54.3
Accrued expenses and other current liabilities	114.9	94.2	143.4

TOTAL CURRENT LIABILITIES	964.9	722.7	683.9

NONCURRENT LIABILITIES:
Long-term debt	752.5	353.9	977.0
Obligations under capital leases	38.6	41.3	39.6
Deferred taxes	167.7	108.5	135.0
Other	91.4	58.7	61.4

TOTAL NONCURRENT LIABILITIES	1,050.2	562.4	1,213.0

TOTAL LIABILITIES	2,015.1	1,285.1	1,896.9

COMMITMENTS AND CONTINGENCIES	-	-	-
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-	-	-
Common stock, $.01 par value - shares authorized 200.0; issued 151.1, 149.9 and 150.1	1.5	1.5	1.5
Additional paid-in capital	1,255.9	1,223.2	1,236.4
Retained earnings	2,321.8	2,099.0	2,204.2
Accumulated other comprehensive income (loss)	(6.6)	0.4	0.8
Treasury stock, 32.8, 24.8 and 27.9 shares, at cost	(946.6)	(678.5)	(789.0)

TOTAL STOCKHOLDERS' EQUITY	2,626.0	2,645.6	2,653.9

	$ 4,641.1	$ 3,930.7	$ 4,550.8

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Income (Unaudited)
(All amounts in millions except per share data)

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Net sales	$ 1,165.4	$ 1,042.6	$ 2,500.4	$ 2,247.6
Licensing income (net)	11.0	10.0	25.2	23.1

Total revenues	1,176.4	1,052.6	2,525.6	2,270.7
Cost of goods sold	741.9	639.2	1,592.4	1,395.7

Gross profit	434.5	413.4	933.2	875.0
Selling, general and administrative expenses	329.1	278.8	669.5	578.5

Operating income	105.4	134.6	263.7	296.5
Interest income	0.3	0.1	0.8	1.5
Interest expense and financing costs	18.2	11.1	37.6	24.2
Equity in earnings of unconsolidated affiliates	0.9	0.6	1.8	1.4

Income before provision for income taxes	88.4	124.2	228.7	275.2
Provision for income taxes	33.6	46.6	86.9	103.2

Net income	$ 54.8	$ 77.6	$ 141.8	$ 172.0

Earnings per share
Basic	$0.46	$0.62	$1.18	$1.38
Diluted	$0.46	$0.61	$1.17	$1.34
Weighted average common shares and share equivalents outstanding
Basic	118.9	124.7	120.0	124.9
Diluted	120.2	127.1	121.4	128.6
Dividends declared per share	$0.10	$0.08	$0.20	$0.16

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)
(All amounts in millions except per share data)

	Number of common shares outstanding	Total stock- holders' equity	Common stock	Additional paid-in capital	Retained earnings	Accumu- lated other compre- hensive income (loss)	Treasury stock
Balance, January 1, 2004	126.2	$ 2,537.8	$ 1.5	$ 1,179.4	$ 1,947.2	$ 3.8	$ (594.1)
Fiscal six months ended July 3, 2004:
Comprehensive income:
Net income	-	172.0	-	-	172.0	-	-
Change in fair value of cash flow hedges, net of $0.1 tax	-	0.1	-	-	-	0.1	-
Reclassification adjustment for hedge gains and losses included in net income, net of $1.5 tax	-	(2.5)	-	-	-	(2.5)	-
Foreign currency translation adjustments	-	(1.0)	-	-	-	(1.0)	-

Total comprehensive income		168.6

Issuance of restricted stock to employees, net of forfeitures	0.1	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	8.9	-	8.9	-	-	-
Exercise of employee stock options	1.2	30.5	-	30.5	-	-	-
Tax benefit derived from exercise of employee stock options	-	4.4	-	4.4	-	-	-
Dividends on common stock ($0.16 per share)	-	(20.2)	-	-	(20.2)	-	-
Treasury stock acquired	(2.4)	(84.4)	-	-	-	-	(84.4)

Balance, July 3, 2004	125.1	$ 2,645.6	$ 1.5	$ 1,223.2	$ 2,099.0	$ 0.4	$ (678.5)

Balance, January 1, 2005	122.2	$ 2,653.9	$ 1.5	$ 1,236.4	$ 2,204.2	$ 0.8	$ (789.0)
Fiscal six months ended July 2, 2005:
Comprehensive income:
Net income	-	141.8	-	-	141.8	-	-
Change in fair value of cash flow hedges, net of $1.6 tax	-	(2.4)	-	-	-	(2.4)	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.9 tax	-	(1.4)	-	-	-	(1.4)	-
Foreign currency translation adjustments	-	(3.6)	-	-	-	(3.6)	-

Total comprehensive income		134.4

Issuance of restricted stock to employees, net of forfeitures	0.6	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	9.5	-	9.5	-	-	-
Exercise of employee stock options	0.4	8.9	-	8.9	-	-	-
Tax benefit derived from exercise of employee stock options	-	1.1	-	1.1	-	-	-
Dividends on common stock ($0.20 per share)	-	(24.2)	-	-	(24.2)	-	-
Treasury stock acquired	(4.9)	(157.6)	-	-	-	-	(157.6)

Balance, July 2, 2005	118.3	$ 2,626.0	$ 1.5	$ 1,255.9	$ 2,321.8	$ (6.6)	$ (946.6)

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(All amounts in millions)

	Fiscal Six Months Ended
	July 2, 2005	July 3, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 141.8	$ 172.0

Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Amortization of original issue discount	-	1.3
Depreciation and other amortization	51.8	50.4
Equity in earnings of unconsolidated affiliates	(1.8)	(1.4)
Dividends received from unconsolidated affiliates	-	1.5
Provision for losses on accounts receivable	1.3	(0.1)
Deferred taxes	29.6	2.3
Losses on redemption of Zero Coupon Convertible Senior Notes	-	8.4
Other	(0.5)	2.0
Changes in operating assets and liabilities:
Accounts receivable	(62.5)	(67.0)
Inventories	1.9	(1.3)
Prepaid expenses and other current assets	(12.0)	(23.6)
Other assets	4.2	(4.9)
Accounts payable	20.6	(28.6)
Income taxes payable	10.9	33.4
Accrued expenses and other liabilities	(33.2)	(11.1)

Total adjustments	10.3	(38.7)

Net cash provided by operating activities	152.1	133.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(37.6)	(26.1)
Payments relating to acquisition of Kasper	-	(37.8)
Payments relating to acquisition of Barneys	(4.1)	-
Acquisition of intangibles	(0.1)	-
Other	0.3	-

Net cash used in investing activities	(41.5)	(63.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under credit facilities	54.0	329.2
Redemption of Zero Coupon Convertible Senior Notes	-	(446.6)
Redemption at maturity of 7.50% Senior Notes	-	(175.0)
Principal payments on capital leases	(2.5)	(2.9)
Debt issuance costs	(0.4)	-
Purchases of treasury stock	(155.6)	(91.1)
Dividends paid	(24.2)	(20.2)
Proceeds from exercise of employee stock options	8.9	30.5

Net cash used in financing activities	(119.8)	(376.1)

EFFECT OF EXCHANGE RATES ON CASH	(0.5)	(0.4)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9.7)	(307.1)
CASH AND CASH EQUIVALENTS, BEGINNING	45.0	350.0

CASH AND CASH EQUIVALENTS, ENDING	$ 35.3	$ 42.9

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

	Fiscal Quarter Ended		Fiscal Six Months Ended
(In millions except per share data)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Net income - as reported	$ 54.8	$ 77.6	$ 141.8	$ 172.0
Add: stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	3.1	2.7	5.9	5.5
Deduct: stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value-based method had been applied to all awards	(3.7)	(4.9)	(7.0)	(9.2)

Net income - pro forma	$ 54.2	$75.4	$ 140.7	$ 168.3

Basic earnings per share
As reported	$0.46	$0.62	$1.18	$1.38
Pro forma	$0.46	$0.60	$1.17	$1.35
Diluted earnings per share
As reported	$0.46	$0.61	$1.17	$1.34
Pro forma	$0.45	$0.59	$1.16	$1.31

EARNINGS PER SHARE

    The computation of basic and diluted earnings per share is as follows:

	Fiscal Quarter Ended		Fiscal Six Months Ended
(In millions except per share amounts)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Basic
Net income	$ 54.8	$ 77.6	$ 141.8	$ 172.0
Weighted average common shares outstanding	118.9	124.7	120.0	124.9

Basic earnings per share	$ 0.46	$ 0.62	$ 1.18	$ 1.38

Diluted
Net income	$ 54.8	$ 77.6	$ 141.8	$ 172.0
Add: interest expense associated with convertible notes, net of tax benefit	-	-	-	0.8

Income available to common shareholders	$ 54.8	$ 77.6	$ 141.8	$ 172.8

Weighted average common shares outstanding	118.9	124.7	120.0	124.9
Effect of dilutive securities:
Employee stock options	1.3	2.4	1.4	2.4
Assumed conversion of convertible notes	-	-	-	1.3

Weighted average common shares and share equivalents outstanding	120.2	127.1	121.4	128.6

Diluted earnings per share	$ 0.46	$ 0.61	$ 1.17	$ 1.34

ACCOUNTS RECEIVABLE

    Accounts receivable consist of the following:

(In millions)	July 2, 2005	July 3, 2004	December 31, 2004
Trade accounts receivable	$ 522.7	$ 495.2	$ 458.3
Credit card receivable	32.3	-	36.2
Allowances for doubtful accounts, returns, discounts and co-op advertising	(45.8)	(43.6)	(46.2)

	$ 509.2	$ 451.6	$ 448.3

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

    The accrual of these costs and liabilities, which are included in accrued expenses and other current liabilities, is as follows:

(In millions)	Severance and other employee costs	Closing and consolidation of facilities	Total
Balance, January 1, 2004	$ 6.9	$ 3.7	$ 10.6
Net reversals	(0.3)	(0.3)	(0.6)
Payments and reductions	(3.9)	(2.6)	(6.5)

Balance, July 3, 2004	$ 2.7	$ 0.8	$ 3.5

Balance, January 1, 2005	$ 6.5	$ 18.1	$ 24.6
Net reversals	(0.6)	(1.4)	(2.0)
Payments and reductions	(5.6)	(5.5)	(11.1)

Balance, July 2, 2005	$ 0.3	$ 11.2	$ 11.5

    Estimated severance payments and other employee costs of $0.3 million accrued at July 2, 2005 relate to the remaining estimated termination benefits for two employees at locations to be closed. Employee groups affected (totaling an estimated 1,042 employees) include administrative, warehouse and management personnel at locations closed.

    The $0.6 million reversal in the fiscal six months ended July 2, 2005 represents $0.5 million of adjustments related to severance accruals for the Kasper and Maxwell acquisitions, which were recorded as reductions of goodwill, and $0.1 million related to the closing of the Mexican and El Paso production facilities, which was recorded as a reduction of selling, general and administrative expenses in the moderate wholesale apparel segment. The $0.3 million reversal in the fiscal six months ended July 3, 2004 represents adjustments related to the Gloria Vanderbilt and Kasper acquisitions, which were recorded as a reduction of goodwill. During the fiscal six months ended July 2, 2005 and July 3, 2004, $5.6 million and $3.9 million, respectively, of the reserve was utilized (relating to partial or full severance and related costs for 137 and 158 employees, respectively).

    The $11.2 million accrued at July 2, 2005 for the consolidation of facilities relates to expected costs to be incurred, including lease obligations, for closing certain acquired facilities in connection with consolidating their operations into our other existing facilities. The $1.4 million reversal in the fiscal six months ended July 2, 2005 includes a $1.2 million adjustment related to the closing of a Maxwell facility, which was recorded as a reduction of goodwill, and a $0.2 million reduction related to the final settlement of the remaining lease for the North Carolina facility, which was recorded as a reduction of selling, general and administrative expenses in the wholesale better apparel segment. The $0.3 million reversal in the fiscal six months ended July 3, 2004 represents a $0.2 million adjustment related to the Canadian production facility, which was recorded as a reduction of selling, general and administrative expenses in the wholesale better apparel segment, and a $0.1 million adjustment related to the Kasper acquisition, which was recorded as a reduction of goodwill.

    On July 11, 2005, we announced that we had completed a comprehensive review of our denim manufacturing operations located in Mexico. The primary action plan arising from this review will result in closing the laundry, assembly and distribution operations located in San Luis, Mexico. All manufacturing will be consolidated into existing operations in Durango and Torreon, Mexico. The closure is anticipated to be substantially completed by the end of September 2005. Approximately 3,500 employees will be affected by the closure. We are undertaking a number of measures to assist affected employees, including severance and benefits packages.

    In late 2003, we began to evaluate the need to broaden global sourcing capabilities to respond to the competitive pricing and global sourcing capabilities of our denim competitors, as the favorable production costs from non-duty/non-quota countries and the breadth of fabric options from Asia began to outweigh the benefits of Mexico's quick turn and superior laundry capabilities. The decision to expand global sourcing, combined with lower projected shipping levels of denim products for 2005, led us to begin a comprehensive review of our denim manufacturing during the fourth quarter of 2004. The result of this review was the development of a plan of reorganization of our Mexican operations to reduce costs associated with excess capacity.

    In connection with the closure of the San Luis operations, we will incur approximately $14.0 million of pre-tax restructuring costs in the fiscal quarter ending October 1, 2005 as prescribed by SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," which includes $3.2 million of one-time termination benefits, $6.8 million of writedowns of property, plant and equipment, $3.5 million of contract termination costs and $0.5 million of other associated costs, all of which will be reported as cost of sales in the wholesale moderate apparel segment. As a result of this consolidation, we expect that our manufacturing operations will perform more efficiently, thereby improving our operating performance.

    Our plans have not been finalized in all areas, and additional restructuring costs may result as we continue to evaluate and assess the impact of duplicate responsibilities, warehouses and office locations. We do not expect any final adjustments to be material. Any additional costs relating to Barneys before December 20, 2005 will be recorded as goodwill; after that date, additional costs will be charged to operations in the period in which they occur. Any costs not related to Barneys will be charged to operations in the period in which they occur.

INVENTORIES

    Inventories are summarized as follows (in millions):

	July 2, 2005	July 3, 2004	December 31, 2004
Raw materials	$ 18.8	$ 24.5	$ 21.5
Work in process	42.3	64.5	33.6
Finished goods	600.6	503.8	609.1

	$ 661.7	$ 592.8	$ 664.2

STATEMENT OF CASH FLOWS

Fiscal Six Months Ended: (In millions)	July 2, 2005	July 3, 2004
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 41.5	$ 26.5
Net income tax refunds	44.3	64.2

Supplemental disclosures of non-cash investing and financing activities:
Tax benefits related to exercise of employee stock options	1.1	4.4
Equipment acquired through capital lease financing	0.5	0.2
Restricted stock issued to employees	24.6	4.2

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

    We are exposed to market risk related to changes in foreign currency exchange rates. We have assets and liabilities denominated in certain foreign currencies and purchase products from foreign suppliers who require payment in funds other than the U.S. Dollar. At July 2, 2005, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total of US$10.0 million through November 2005, US$31.5 million for Euros through August 2006 and US$1.25 million for British Pounds through June 2006.

    We recorded amortization of net gains resulting from the termination of interest rate swaps and locks of $3.6 million and $4.1 million during the fiscal six months ended July 2, 2005 and July 3, 2004, respectively, as a reduction of interest expense. We reclassified $1.3 million and $0.1 million of net losses from foreign currency exchange contracts to cost of sales during the fiscal six months ended July 2, 2005 and July 3, 2004, respectively. There has been no material ineffectiveness related to our foreign currency exchange contracts as the instruments are designed to be highly effective in offsetting losses and gains transactions being hedged. As of July 2, 2005, the estimated net amount of existing gains and losses reported in accumulated other comprehensive income that will be reclassified into earnings in the next 12 months include amortization of $5.1 million of net gains resulting from the termination of interest rate swaps as a reduction of interest expense. If foreign currency exchange rates do not change from their July 2, 2005 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months will not be material. The actual amounts that will be reclassified to earnings over the next 12 months could vary, however, as a result of changes in market conditions.

SEGMENT INFORMATION

    We identify operating segments based on, among other things, the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operations are comprised of four reportable segments: wholesale better apparel, wholesale moderate apparel, wholesale footwear and accessories, and retail. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores, the retail segment includes operations by our own stores, and income and expenses related to trademarks, licenses and general corporate functions are reported under "other and eliminations." We define segment profit as operating income before net interest expense, equity in earnings of unconsolidated affiliates and income taxes. Summarized below are our revenues and income by reportable segment for the fiscal quarters and fiscal six months ended July 2, 2005 and July 3, 2004.

(In millions)	Wholesale Better Apparel	Wholesale Moderate Apparel	Wholesale Footwear & Accessories	Retail	Licensing, Other & Eliminations	Consolidated
For the fiscal quarter ended July 2, 2005
Revenues from external customers	$ 300.6	$ 306.4	$ 218.7	$ 339.7	$ 11.0	$ 1,176.4
Intersegment revenues	38.0	-	9.0	-	(47.0)	-

Total revenues	338.6	306.4	227.7	339.7	(36.0)	1,176.4

Segment income	$ 26.0	$ 22.9	$ 25.3	$ 39.5	$ (8.3)	105.4

Net interest expense						(17.9)
Equity in earnings of unconsolidated affiliates						0.9

Income before provision for income taxes						$ 88.4

For the fiscal quarter ended July 3, 2004
Revenues from external customers	$ 320.2	$ 310.7	$ 213.1	$ 198.6	$ 10.0	$ 1,052.6
Intersegment revenues	30.6	4.6	12.7	-	(47.9)	-

Total revenues	350.8	315.3	225.8	198.6	(37.9)	1,052.6

Segment income	$ 43.7	$ 31.1	$ 38.1	$ 29.5	$ (7.8)	134.6

Net interest expense						(11.0)
Equity in earnings of unconsolidated affiliates						0.6

Income before provision for income taxes						$ 124.2

For the fiscal six months ended July 2, 2005
Revenues from external customers	$ 729.3	$ 661.5	$ 486.4	$ 623.2	$ 25.2	$ 2,525.6
Intersegment revenues	72.9	2.8	21.1	-	(96.8)	-

Total revenues	802.2	664.3	507.5	623.2	(71.6)	2,525.6

Segment income	$ 97.6	$ 68.5	$ 66.9	$ 49.9	$ (19.2)	263.7

Net interest expense						(36.8)
Equity in earnings of unconsolidated affiliates						1.8

Income before provision for income taxes						$ 228.7

For the fiscal six months ended July 3, 2004
Revenues from external customers	$ 729.4	$ 706.1	$ 443.8	$ 368.3	$ 23.1	$ 2,270.7
Intersegment revenues	71.9	6.5	31.8	-	(110.2)	-

Total revenues	801.3	712.6	475.6	368.3	(87.1)	2,270.7

Segment income	$ 99.7	$ 91.7	$ 87.7	$ 37.2	$ (19.8)	296.5

Net interest expense						(22.7)
Equity in earnings of unconsolidated affiliates						1.4

Income before provision for income taxes						$ 275.2

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

    The aggregate purchase price was $377.2 million, which included $23.25 per share in cash for each outstanding share of Maxwell (for a total of $345.8 million) and $24.1 million related to Maxwell's employee stock options. The purchase price was allocated to Maxwell's assets and liabilities, tangible and intangible (as determined by an independent appraiser), with the excess of the purchase price over the fair value of the net assets acquired of approximately $210.6 million being recorded as goodwill in the wholesale footwear and accessories segment. The acquired goodwill relating to Maxwell will not be deductible for tax purposes.

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

    The aggregate cash purchase price was $295.6 million, which included $19.00 for each outstanding share of Barneys common stock (for a total of $264.5 million) and $26.7 million related to Barneys' employee stock options, preferred stock and stock warrants. We assumed approximately $106.0 million of Barneys funded debt, $102.2 million of which we subsequently refinanced. The purchase price was allocated to Barneys' assets and liabilities, tangible and intangible (as determined by independent appraisers), with the excess of the purchase price over the fair value of the net assets acquired of approximately $247.5 million being recorded as goodwill in the retail segment.

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

(In millions)

Current assets	$ 173.2
Property, plant and equipment	48.5
Intangible assets	67.7
Goodwill	247.5
Other assets	11.9

Total assets acquired	548.8

Current liabilities	105.5
Long-term debt	147.7

Total liabilities assumed	253.2

Net assets acquired	$ 295.6

    Amounts assigned to intangible assets and the related useful lives are as follows (amounts in millions):

Class	Fair Value	Weighted-average useful life
Third-party license agreement	$ 4.0	31 years
Credit cardholder relationships	1.2	181 months
Customer database	0.2	145 months
Favorable leases	20.3	158 months
Trademarks	42.0	Indefinite

    In addition, $20.5 million was recorded as a long-term liability for an acquired unfavorable lease, which will be amortized over a period of 169 months. Of the acquired goodwill relating to Barneys, approximately $83.1 million will be deductible for tax purposes.

PENSION PLANS

Components of Net Periodic Benefit Cost

	Fiscal Quarter Ended		Fiscal Six Months Ended
(In millions)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Service cost	$ -	$ -	$ -	$ 0.1
Interest cost	0.5	0.6	1.1	1.1
Expected return on plan assets	(0.5)	(0.5)	(0.9)	(1.0)
Amortization of net loss	0.3	0.2	0.5	0.4

Net periodic benefit cost	$ 0.3	$ 0.3	$ 0.7	$ 0.6

Employer Contributions

    We previously disclosed in our financial statements for the year ended December 31, 2004 that we expected to contribute $2.4 million to our pension plans in 2005. As of July 2, 2005, $1.0 million of contributions have been made. We presently anticipate contributing an additional $2.0 million to fund our plans in 2005 for a total of $3.1 million.

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

    In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The adoption of SFAS No. 154 will not have a material effect on our results of operations or our financial position.

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

Condensed Consolidating Balance Sheets
(In millions)

	July 2, 2005				December 31, 2004
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 8.4	$ 26.9	$ -	$ 35.3	$ 12.3	$ 32.7	$ -	$ 45.0
Accounts receivable - net	208.3	300.9	-	509.2	174.6	273.7	-	448.3
Inventories	276.9	392.6	(7.8)	661.7	294.3	373.2	(3.3)	664.2
Prepaid and refundable income taxes	2.4	5.7	(8.1)	-	1.5	24.9	(26.4)	-
Deferred taxes	23.4	34.8	(0.5)	57.7	23.5	46.0	(1.3)	68.2
Prepaid expenses and other current assets	45.5	34.5	-	80.0	37.9	32.6	-	70.5

TOTAL CURRENT ASSETS	564.9	795.4	(16.4)	1,343.9	544.1	783.1	(31.0)	1,296.2

Property, plant and equipment - net	136.7	173.2	-	309.9	125.3	178.2	0.1	303.6
Due from affiliates	80.2	470.9	(551.1)	-	116.5	511.3	(627.8)	-
Goodwill	1,784.3	316.3	-	2,100.6	1,776.0	349.0	-	2,125.0
Other intangibles - net	167.2	663.8	-	831.0	167.7	600.5	-	768.2
Investments in subsidiaries	2,080.5	-	(2,080.5)	-	2,110.4	-	(2,110.4)	-
Other assets	33.1	24.3	(1.7)	55.7	35.5	24.7	(2.4)	57.8

	$ 4,846.9	$ 2,443.9	$ (2,649.7)	$ 4,641.1	$ 4,875.5	$ 2,446.8	$ (2,771.5)	$ 4,550.8

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$ 123.3	$ -	$ -	$ 123.3	$ 69.2	$ -	$ -	$ 69.2
Current portion of long-term debt and capital lease obligations	356.5	1.3	-	357.8	132.5	1.5	-	134.0
Accounts payable	94.8	187.2	-	282.0	105.9	153.4	-	259.3
Income taxes payable	58.4	0.3	(17.7)	41.0	47.5	9.6	(33.4)	23.7
Deferred taxes	-	0.5	(0.5)	-	-	-	-	-
Accrued expenses and other current liabilities	79.3	81.5	-	160.8	93.3	104.4	-	197.7

TOTAL CURRENT LIABILITIES	712.3	270.8	(18.2)	964.9	448.4	268.9	(33.4)	683.9

NONCURRENT LIABILITIES:
Long-term debt	749.2	3.3	-	752.5	973.7	3.3	-	977.0
Obligations under capital leases	13.3	25.3	-	38.6	14.1	25.5	-	39.6
Deferred taxes	16.3	146.3	5.1	167.7	23.6	109.0	2.4	135.0
Due to affiliates	470.9	80.2	(551.1)	-	511.3	116.5	(627.8)	-
Other	36.7	54.7	-	91.4	24.7	28.1	8.6	61.4

TOTAL NONCURRENT LIABILITIES	1,286.4	309.8	(546.0)	1,050.2	1,547.4	282.4	(616.8)	1,213.0

TOTAL LIABILITIES	1,998.7	580.6	(564.2)	2,015.1	1,995.8	551.3	(650.2)	1,896.9

STOCKHOLDERS' EQUITY:
Common stock and additional paid-in capital	1,257.4	1,630.7	(1,630.7)	1,257.4	1,237.9	1,779.9	(1,779.9)	1,237.9
Retained earnings	2,544.0	235.0	(457.2)	2,321.8	2,430.0	110.6	(336.4)	2,204.2
Accumulated other comprehensive income (loss)	(6.6)	(2.4)	2.4	(6.6)	0.8	5.0	(5.0)	0.8
Treasury stock	(946.6)	-	-	(946.6)	(789.0)	-	-	(789.0)

TOTAL STOCKHOLDERS' EQUITY	2,848.2	1,863.3	(2,085.5)	2,626.0	2,879.7	1,895.5	(2,121.3)	2,653.9

	$ 4,846.9	$ 2,443.9	$ (2,649.7)	$ 4,641.1	$ 4,875.5	$ 2,446.8	$ (2,771.5)	$ 4,550.8

Condensed Consolidating Statements of Income
(In millions)

	Fiscal Quarter Ended July 2, 2005				Fiscal Quarter Ended July 3, 2004
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
Net sales	$ 557.4	$ 626.9	$ (18.9)	$ 1,165.4	$ 543.7	$ 518.6	$ (19.7)	$ 1,042.6
Licensing income (net)	-	11.0	-	11.0	-	10.0	-	10.0

Total revenues	557.4	637.9	(18.9)	1,176.4	543.7	528.6	(19.7)	1,052.6
Cost of goods sold	333.5	423.4	(15.0)	741.9	303.2	350.5	(14.5)	639.2

Gross profit	223.9	214.5	(3.9)	434.5	240.5	178.1	(5.2)	413.4
Selling, general and administrative expenses	193.1	139.5	(3.5)	329.1	195.4	88.3	(4.9)	278.8

Operating income	30.8	75.0	(0.4)	105.4	45.1	89.8	(0.3)	134.6
Net interest expense (income) and financing costs	19.0	(1.1)	-	17.9	12.0	(1.0)	-	11.0
Equity in earnings of unconsolidated affiliates	0.1	0.6	0.2	0.9	0.9	(0.2)	(0.1)	0.6

Income before provision for income taxes and equity in earnings of subsidiaries	11.9	76.7	(0.2)	88.4	34.0	90.6	(0.4)	124.2
Provision for income taxes	6.3	28.3	(1.0)	33.6	13.4	34.8	(1.6)	46.6
Equity in earnings of subsidiaries	57.9	-	(57.9)	-	59.0	-	(59.0)	-

Net income	$ 63.5	$ 48.4	$ (57.1)	$ 54.8	$ 79.6	$ 55.8	$ (57.8)	$ 77.6

	Fiscal Six Months Ended July 2, 2005				Fiscal Six Months Ended July 3, 2004
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
Net sales	$ 1,182.5	$ 1,357.9	$ (40.0)	$ 2,500.4	$ 1,132.4	$ 1,153.0	$ (37.8)	$ 2,247.6
Licensing income (net)	-	25.2	-	25.2	-	23.1	-	23.1

Total revenues	1,182.5	1,383.1	(40.0)	2,525.6	1,132.4	1,176.1	(37.8)	2,270.7
Cost of goods sold	710.8	908.9	(27.3)	1,592.4	637.7	780.7	(22.7)	1,395.7

Gross profit	471.7	474.2	(12.7)	933.2	494.7	395.4	(15.1)	875.0
Selling, general and administrative expenses	387.4	290.0	(7.9)	669.5	391.2	192.9	(5.6)	578.5

Operating income	84.3	184.2	(4.8)	263.7	103.5	202.5	(9.5)	296.5
Net interest expense (income) and financing costs	38.8	(2.0)	-	36.8	24.0	(1.3)	-	22.7
Equity in earnings of unconsolidated affiliates	0.2	0.9	0.7	1.8	2.1	-	(0.7)	1.4

Income before provision for income taxes and equity in earnings of subsidiaries	45.7	187.1	(4.1)	228.7	81.6	203.8	(10.2)	275.2
Provision for income taxes	20.9	68.5	(2.5)	86.9	33.5	70.6	(0.9)	103.2
Equity in earnings of subsidiaries	119.2	-	(119.2)	-	134.8	-	(134.8)	-

Net income	$ 144.0	$ 118.6	$ (120.8)	$ 141.8	$ 182.9	$ 133.2	$ (144.1)	$ 172.0

Condensed Consolidating Statements of Cash Flows
(In millions)

	Fiscal Six Months Ended July 2, 2005				Fiscal Six Months Ended July 3, 2004
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
Net cash provided by (used in) operating activities	$ 138.4	$ 13.7	$ -	$ 152.1	$ 149.4	$ (16.1)	$ -	$ 133.3

Cash flows from investing activities:
Capital expenditures	(19.4)	(18.2)	-	(37.6)	(11.4)	(14.7)	-	(26.1)
Payments relating to acquisitions	(4.1)	-	-	(4.1)	(37.8)	-	-	(37.8)
Other (net)	0.1	0.1	-	0.2	-	-	-	-

Net cash used in investing activities	(23.4)	(18.1)	-	(41.5)	(49.2)	(14.7)	-	(63.9)

Cash flows from financing activities:
Net borrowings under credit facilities	54.0	-	-	54.0	329.2	-	-	329.2
Redemption of Zero Coupon Convertible Senior Notes	-	-	-	-	(446.6)	-	-	(446.6)
Redemption at maturity of 7.50% Senior Notes	-	-	-	-	(175.0)	-	-	(175.0)
Debt issuance costs	(0.4)	-	-	(0.4)	-	-	-	-
Principal payments on capital leases	(1.6)	(0.9)	-	(2.5)	(1.9)	(1.0)	-	(2.9)
Purchases of treasury stock	(155.6)	-	-	(155.6)	(91.1)	-	-	(91.1)
Dividends paid	(24.2)	-	-	(24.2)	(20.2)	-	-	(20.2)
Proceeds from exercise of employee stock options	8.9	-	-	8.9	30.5	-	-	30.5

Net cash used in financing activities	(118.9)	(0.9)	-	(119.8)	(375.1)	(1.0)	-	(376.1)

Effect of exchange rates on cash	-	(0.5)	-	(0.5)	-	(0.4)	-	(0.4)

Net decrease in cash and cash equivalents	(3.9)	(5.8)	-	(9.7)	(274.9)	(32.2)	-	(307.1)
Cash and cash equivalents, beginning	12.3	32.7	-	45.0	302.0	48.0	-	350.0

Cash and cash equivalents, ending	$ 8.4	$ 26.9	$ -	$ 35.3	$ 27.1	$ 15.8	$ -	$ 42.9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion provides information and analysis of our results of operations for the 13 and 26 week periods ended July 2, 2005 (hereinafter referred to as the "second fiscal quarter of 2005" and the "first fiscal six months of 2005," respectively) and the 14 and 27 week periods ended July 3, 2004 (hereinafter referred to as the "second fiscal quarter of 2004" and the "first fiscal six months of 2004," respectively), and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

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

Restructuring

    On July 11, 2005, we announced that we had completed a comprehensive review of our denim manufacturing operations located in Mexico. The primary action plan arising from this review will result in closing the laundry, assembly and distribution operations located in San Luis, Mexico. All manufacturing will be consolidated into existing operations in Durango and Torreon, Mexico. The closure is anticipated to be substantially completed by the end of September 2005. Approximately 3,500 employees will be affected by the closure. We are undertaking a number of measures to assist affected employees, including severance and benefits packages.

    In late 2003, we began to evaluate the need to broaden global sourcing capabilities to respond to the competitive pricing and global sourcing capabilities of our denim competitors, as the favorable production costs from non-duty/non-quota countries and the breadth of fabric options from Asia began to outweigh the benefits of Mexico's quick turn and superior laundry capabilities. The decision to expand global sourcing, combined with lower projected shipping levels of denim products for 2005, led us to begin a comprehensive review of our denim manufacturing during the fourth quarter of 2004. The result of this review was the development of a plan of reorganization of our Mexican operations to reduce costs associated with excess capacity.

    In connection with the closure of the San Luis operations, we will incur approximately $14.0 million of pre-tax restructuring costs in the fiscal quarter ending October 1, 2005 as prescribed by SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," which includes $3.2 million of one-time termination benefits, $6.8 million of writedowns of property, plant and equipment, $3.5 million of contract termination costs and $0.5 million of other associated costs, all of which will be reported as cost of sales in the wholesale moderate apparel segment. As a result of this consolidation, we expect that our manufacturing operations will perform more efficiently, thereby improving our operating performance.

Strategic Review

    We are in the initial stages of a strategic review of our operating infrastructure to improve profitability and to ensure we are properly positioned for the long-term benefit of our shareholders. By proactively reviewing our infrastructure, systems and operating processes at a time when the industry is undergoing consolidation and change, we plan to eliminate redundancies and improve our overall cost structure and margin performance.

Supply Chain Management
  We are into the initial stages of implementing an enterprise-wide merchandise planning system that has the ability to be fully integrated with third-party manufacturers.
  We are analyzing the capabilities of our third-party manufacturers to increase pre-production collaboration efforts with them, thereby increasing speed to market and improving margins. This has already been achieved in some of the moderate businesses, and the initiative is now being expanded to include the better apparel business.
  Given the elimination of quotas and safeguards over the next few years, we plan to review our vendor matrix with an expectation of consolidating third-party manufacturing.
  The technology supporting each of the businesses is being carefully examined to determine the platform best suited to address our growing business needs.
  The logistics network is being analyzed in an effort to reduce costs and increase efficiency by following a tiered approach of (i) direct shipping from factory to vendor, (ii) utilizing third party logistics providers, and (iii) multiple product usage of existing distribution centers.

General and Administrative Areas
  We are reviewing all general and administrative support areas to increase efficiencies and improve service effectiveness. In some instances, third-party consultants are assisting in the identification of best practices and providing benchmark analytics.

    We expect the reviews to be substantially completed by the end of October 2005, and we estimate that the implementation and execution of the initiatives generated as a result of the reviews already underway will be substantially completed over the next three years. We have targeted annual savings of approximately $100 million once all the initiatives have been implemented. The costs associated with the review and the ultimate execution expenses related to the initiatives that are derived will not be quantifiable until a later date.

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

RESULTS OF OPERATIONS

    Statements of Income Stated in Dollars and as a Percentage of Total Revenues

(In millions)	Fiscal Quarter Ended				Fiscal Six Months Ended
	July 2, 2005		July 3, 2004		July 2, 2005		July 3, 2004
Net sales	$ 1,165.4	99.1%	$ 1,042.6	99.0%	$ 2,500.4	99.0%	$ 2,247.6	99.0%
Licensing income (net)	11.0	0.9%	10.0	1.0%	25.2	1.0%	23.1	1.0%

Total revenues	1,176.4	100.0%	1,052.6	100.0%	2,525.6	100.0%	2,270.7	100.0%
Cost of goods sold	741.9	63.1%	639.2	60.7%	1,592.4	63.1%	1,395.7	61.5%

Gross profit	434.5	36.9%	413.4	39.3%	933.2	36.9%	875.0	38.5%
Selling, general and administrative expenses	329.1	28.0%	278.8	26.5%	669.5	26.5%	578.5	25.5%

Operating income	105.4	9.0%	134.6	12.8%	263.7	10.4%	296.5	13.1%
Net interest expense	17.9	1.5%	11.0	1.0%	36.8	1.5%	22.7	1.0%
Equity in earnings of unconsolidated affiliates	0.9	0.1%	0.6	0.1%	1.8	0.1%	1.4	0.1%

Income before provision for income taxes	88.4	7.5%	124.2	11.8%	228.7	9.1%	275.2	12.1%
Provision for income taxes	33.6	2.9%	46.6	4.4%	86.9	3.4%	103.2	4.5%

Net income	$ 54.8	4.7%	$ 77.6	7.4%	$ 141.8	5.6%	$ 172.0	7.6%

Percentage totals may not add due to rounding.

Fiscal Quarter Ended July 2, 2005 Compared to Fiscal Quarter Ended July 3, 2004

    Revenues.  Total revenues for the second fiscal quarter of 2005 were $1.18 billion compared to $1.05 billion for the second fiscal quarter of 2004, an increase of 11.8%.

    Revenues by segment were as follows:

(In millions)	Second Fiscal Quarter of 2005	Second Fiscal Quarter of 2004	Increase/ (Decrease)	Percent Change
Wholesale better apparel	$ 300.6	$ 320.2	$(19.6)	(6.1%)
Wholesale moderate apparel	306.4	310.7	(4.3)	(1.4%)
Wholesale footwear and accessories	218.7	213.1	5.6	2.6%
Retail	339.7	198.6	141.1	71.0%
Other	11.0	10.0	1.0	10.0%

Total revenues	$ 1,176.4	$ 1,052.6	$ 123.8	11.8%

    Wholesale better apparel revenues decreased primarily as a result of decreased shipping in our Jones New York Signature, Polo Jeans Company, Jones New York Dress, Jones New York Sport, Le Suit and Kasper Suits apparel product lines. These decreases were partially offset by increased shipments of our Jones New York Collection and Nine West apparel product lines.

    Wholesale moderate apparel revenues decreased primarily as a result of a reduction in shipping of our l.e.i., Erika and Norton McNaughton product lines. These reductions were partially offset by increases in our Gloria Vanderbilt, Nine & Company and Bandolino product lines as well as initial shipments of our Pappagallo, Latina and Rena Rowan product lines and the W private label product line, as well as shipments of our A|Line product line, which launched in the third quarter of 2004.

    Wholesale footwear and accessories revenues increased primarily due to the product lines added as a result of the Maxwell acquisition ($40.2 million), which was substantially offset by decreases in our Nine West accessories, Nine West footwear and Easy Spirit footwear product lines.

    Retail revenues increased as the result of $126.5 million in sales from the locations added as a result of the Barneys acquisition, a 1.8% increase in comparable footwear and accessories store and apparel store sales and sales generated from new store openings. We began the second fiscal quarter of 2005 with 1,031 retail locations and had a net increase of 23 locations during the quarter to end the quarter with 1,054 locations.

    Gross Profit. The gross profit margin decreased to 36.9% in the second fiscal quarter of 2005 compared to 39.3% in the second fiscal quarter of 2004.

    Wholesale better apparel gross profit margins were 35.9% and 38.9% for the second fiscal quarters of 2005 and 2004, respectively. The decrease was a result of a higher level of off-price sales in all our better businesses in the current period.

    Wholesale moderate apparel gross profit margins were 23.8% and 26.6% for the second fiscal quarters of 2005 and 2004, respectively. The decrease was a result of a lower margins in our l.e.i. and private label denim businesses primarily due to an estimated $4.6 million in costs due to excess capacity in our denim manufacturing operations and additional product costs that were not passed through to the customer, partially offset by improved margins in our moderate sportswear product lines.

    Wholesale footwear and accessories gross profit margins were 30.1% and 35.3% for the second fiscal quarters of 2005 and 2004, respectively. The decrease was primarily the result of a lower margin in our domestic wholesale accessories business due to higher sales to off-price retailers and the lower margins generated by the acquired Maxwell brands.

    Retail gross profit margins were 51.4% and 56.4% for the second fiscal quarters of 2005 and 2004, respectively. The decrease was primarily the result of the effects of the addition of the acquired Barneys retail locations, which generate lower margins than the historical segment average, as well as a higher level of promotional selling in our footwear and accessories stores.

    Selling, General and Administrative ("SG&A") Expenses. SG&A expenses of $329.1 million in the second fiscal quarter of 2005 represented an increase of $50.3 million from the $278.8 million reported for the second fiscal quarter of 2004. In the second fiscal quarter of 2005, Barneys added $48.2 million to the retail segment, which includes $0.2 million of amortization of acquired intangible assets and unfavorable leases. SG&A expenses for the second fiscal quarter of 2005 also included approximately $3.1 million as a result of an arbitration award to a former employee.

    Operating Income. The resulting operating income for the second fiscal quarter of 2005 of $105.4 million decreased $29.2 million from the $134.6 million for the second fiscal quarter of 2004, due to the factors described above.

    Net Interest Expense. Net interest expense was $17.9 million in the second fiscal quarter of 2005 compared to $11.0 million in the second fiscal quarter of 2004. The increase was primarily the result of interest related to $750 million of Senior Notes that were issued in November 2004.

    Provision for Income Taxes. The effective income tax rate was 38.0% for the second fiscal quarter of 2005 and 37.5% for the second fiscal quarter of 2004. The difference was primarily driven by a higher state tax rate as a result of the Barneys acquisition.

    Net Income and Earnings Per Share. Net income was $54.8 million in the second fiscal quarter of 2005, a decrease of $22.8 million from the net income of $77.6 million earned in the second fiscal quarter of 2004. Diluted earnings per share for the second fiscal quarter of 2005 was $0.46 compared to $0.61 for the second fiscal quarter of 2004, on 5.4% fewer shares outstanding.

Fiscal Six Months Ended July 2, 2005 Compared to Fiscal Six Months Ended July 3, 2004

    Revenues.  Total revenues for the first fiscal six months of 2005 were $2.53 billion compared to $2.27 billion for the first fiscal six months of 2004, an increase of 11.2%.

    Revenues by segment were as follows:

(In millions)	First Fiscal Six Months of 2005	First Fiscal Six Months of 2004	Increase/ (Decrease)	Percent Change
Wholesale better apparel	$ 729.3	$ 729.4	$(0.1)	(0.0%)
Wholesale moderate apparel	661.5	706.1	(44.6)	(6.3%)
Wholesale footwear and accessories	486.4	443.8	42.6	9.6%
Retail	623.2	368.3	254.9	69.2%
Other	25.2	23.1	2.1	9.1%

Total revenues	$ 2,525.6	$ 2,270.7	$ 254.9	11.2%

    In the wholesale better apparel segment, increased shipments of our Jones New York Sport, Nine West apparel, Jones New York Collection and Polo Jeans Company product lines in the current period, as well as initial shipments of our AK Sport product line (launched in the third quarter of last year) were offset by decreased shipments of our Kasper Suits, LeSuit and Jones New York Dress product lines. We also experienced decreased shipping in our Jones New York Signature in the current period (partially due to the initial floor setup for the launch of the line in the prior period).

    Wholesale moderate apparel revenues decreased primarily as a result of a reduction in shipments of our l.e.i., Norton McNaughton, Erika and Evan-Picone product lines. These reductions were partially offset by increases in our Bandolino, Gloria Vanderbilt and Nine & Company product lines, as well as initial shipments several new product lines, including Pappagallo, Rena Rowan, Latina, A|Line (which launched in the third quarter of 2004) and the W private label product line.

    Wholesale footwear and accessories revenues increased primarily due to the product lines added as a result of the Maxwell acquisition ($98.6 million) as well as an increase in our international footwear and accessories business, which was partially offset by decreases in our Nine West accessories, Nine West footwear and Easy Spirit footwear product lines.

    Retail revenues increased primarily as the result of $247.1 million in sales from the locations added as a result of the Barneys acquisition and sales from new footwear and apparel store openings, partially offset by a 0.7% decrease in comparable footwear and accessories store and apparel store sales. We began the first fiscal six months of 2005 with 1,037 retail locations and had a net increase of 17 locations during the period to end the period with 1,054 locations.

    Gross Profit. The gross profit margin decreased to 36.9% in the first fiscal six months of 2005 compared to 38.5% in the first fiscal six months of 2004.

    Wholesale better apparel gross profit margins were 36.4% and 37.9% for the first fiscal six months of 2005 and 2004, respectively. The decrease was a result of lower margins due to higher off-price sales and additional product costs that were not passed through to the customer.

    Wholesale moderate apparel gross profit margins were 26.0% and 27.7% for the first fiscal six months of 2005 and 2004, respectively. The decrease was a result of a lower margin in our l.e.i. business primarily due to an estimated $8.4 million in costs due to excess capacity in our denim manufacturing operations and additional product costs that were not passed through to the customer.

    Wholesale footwear and accessories gross profit margins were 31.1% and 35.8% for the first fiscal six months of 2005 and 2004, respectively. The decrease was primarily the result of a lower margin in our domestic wholesale footwear and accessories business due to higher sales to off-price retailers and the lower margins generated by the acquired Maxwell brands.

    Retail gross profit margins were 50.7% and 54.5% for the first fiscal six months of 2005 and 2004, respectively. The decrease was primarily the result of the effects of the addition of the acquired Barneys retail locations, which generate lower margins than the historical segment average, as well as a higher level of promotional selling in our footwear and accessories stores.

    SG&A Expenses. SG&A expenses of $669.5 million in the first fiscal six months of 2005 represented an increase of $91.0 million from the $578.5 million reported for the first fiscal six months of 2004. In the first fiscal six months of 2005, Barneys added $95.8 million to the retail segment, which includes $0.4 million of amortization of acquired intangible assets and unfavorable leases. SG&A expenses for the first fiscal six months of 2005 also included approximately $3.1 million as a result of an arbitration award to a former employee. The prior period included an $8.4 million writeoff of unamortized bond discounts and debt issue costs in the wholesale better apparel segment resulting from the redemption of all of our outstanding Zero Coupon Convertible Senior Notes due 2021.

    Operating Income. The resulting operating income for the first fiscal six months of 2005 of $263.7 million decreased $32.8 million from the $296.5 million for the first fiscal six months of 2004, due to the factors described above.

    Net Interest Expense. Net interest expense was $36.8 million in the first fiscal six months of 2005 compared to $22.7 million in the first fiscal six months of 2004. The increase was primarily the result of interest related to $750 million of Senior Notes that were issued in November 2004.

    Provision for Income Taxes. The effective income tax rate was 38.0% for the first fiscal six months of 2005 and 37.5% for the first fiscal six months of 2004. The difference was primarily driven by a higher state tax rate as a result of the Barneys acquisition.

    Net Income and Earnings Per Share. Net income was $141.8 million in the first fiscal six months of 2005, a decrease of $30.2 million from the net income of $172.0 million earned in the first fiscal six months of 2004. Diluted earnings per share for the first fiscal six months of 2005 was $1.17 compared to $1.34 for the first fiscal six months of 2004, on 5.6% fewer shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal capital requirements have been to fund acquisitions, pay dividends, working capital needs, capital expenditures and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations and expansion. As of July 2, 2005, total cash and cash equivalents were $35.3 million, a decrease of $9.7 million from the $45.0 million reported as of December 31, 2004.

    Operating activities provided $152.1 million and $133.3 million in the first fiscal six months of 2005 and 2004, respectively. The difference was primarily due to an increase in accounts payable during the current period compared to a decrease in the prior period (primarily due to higher levels of accrued finished goods purchases and in-transit inventory to support third quarter 2005 shipping in our Gloria Vanderbilt business), offset by higher payments of accrued restructuring costs in the current period.

    Investing activities used $41.5 million and $63.9 million in the first fiscal six months of 2005 and 2004, respectively. The difference was primarily due to payments relating to the Kasper acquisition in the prior period, offset by a higher level of capital expenditures in the current period.

    Financing activities used $119.8 million in the first fiscal six months of 2005. Borrowings under our Senior Credit Facilities were offset by repurchases of our common stock and the payment of dividends to our common shareholders.

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

    We repurchased $157.6 million of our common stock on the open market during the first fiscal six months of 2005 (of which $2.0 million had not settled by and was accrued at July 2, 2005) and $84.4 million during the first fiscal six months of 2004. As of July 2, 2005, a total of $1.02 billion had been expended under announced programs to acquire up to $1.15 billion of such shares. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition. Proceeds from the issuance of common stock to our employees exercising stock options amounted to $8.9 million and $30.5 million in the first fiscal six months of 2005 and 2004, respectively.

    At July 2, 2005, we had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.75 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for a $1.0 billion five-year revolving credit facility that expires in June 2009 and a $750.0 million five-year revolving credit facility that expires in June 2010 (which replaced a similar $500.0 million three-year revolving credit facility in May 2005). At July 2, 2005, $409.7 million was outstanding under the credit facility that expires in June 2009 (comprised of $50.0 million in cash borrowings and $359.7 million in outstanding letters of credit) and $73.3 million in cash borrowings was outstanding under the credit facility that expires in June 2010. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require us to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on our ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers and pay dividends.

    At July 2, 2005, we also had a C$10.0 million unsecured line of credit in Canada, under which C$0.2 million of letters of credit were outstanding.

    On July 28, 2005, we announced that the Board of Directors had declared a quarterly cash dividend of $0.12 per share to all common stockholders of record as of August 12, 2005 for payment on August 26, 2005.

    We have two joint ventures with HCL Technologies Limited to provide us with computer consulting, programming and associated support services. As of July 2, 2005, we have committed to purchase $10.5 million in services from these joint venture companies through June 30, 2007.

    We also have a joint venture with Sutton Developments Pty. Ltd. ("Sutton") to operate retail locations in Australia. We have unconditionally guaranteed up to $7.0 million of borrowings under the joint venture's uncommitted credit facility and up to $0.4 million of presettlement risk associated with foreign exchange transactions. Sutton is required to reimburse us for 50% of any payments made under these guarantees. At July 2, 2005, the outstanding balance subject to these guarantees was approximately $0.8 million.

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

    The primary interest rate exposures on floating rate financing arrangements are with respect to United States and Canadian short-term interest rates. We had approximately $1.75 billion in variable rate credit facilities at July 2, 2005.

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

    On April 22, 2005, Polo filed a motion in the Appellate Division to reargue its March 24, 2005 order and/or for permission to appeal to the New York Court of Appeals. On June 23, 2005, the Appellate Division denied Polo's motion for reargument and granted Polo leave to appeal to the New York Court of Appeals to determine whether the Appellate Division properly affirmed the trial court's orders. Polo is now appealing the Appellate Division's order in the New York Court of Appeals.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

    The following table sets forth the repurchases of our common stock for the fiscal quarter ended July 2, 2005.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 3, 2005 to April 30, 2005	1,020,000	$31.88	1,020,000	$63,601,782
May 1, 2005 to May 28, 2005	1,300,000	$31.89	1,300,000	$172,150,807
May 29, 2005 to July 2, 2005	1,216,000	$31.57	1,216,000	$133,756,228
Total	3,536,000	$31.78	3,536,000	$133,756,228

    These repurchases were made under programs announced on October 27, 2004 for $100.0 million and May 5, 2005 for $150.0 million. While neither plan has an expiration date, the $100.0 million limit under the October 27, 2004 plan was reached during June 2005.

Item 4. Submission of Matters to a Vote of Security Holders

    The 2005 Annual Meeting of Stockholders was held on May 18, 2005. The proposals submitted to the vote of the stockholders and the results of the votes were as follows:

	For	Against	Withheld	Abstain	Broker Non-Votes
Election of Directors
Peter Boneparth	106,365,046	*	2,695,254	*	*
Sidney Kimmel	105,575,258	*	3,485,042	*	*
Howard Gittis	104,762,604	*	4,297,696	*	*
Anthony F. Scarpa	106,647,960	*	2,412,340	*	*
Michael L. Tarnopol	103,288,514	*	5,771,786	*	*
Matthew H. Kamens	103,113,839	*	5,946,461	*	*
J. Robert Kerrey	106,626,610	*	2,433,690	*	*
Ann N. Reese	107,914,428	*	1,145,872	*	*
Gerald C. Crotty	107,860,148	*	1,200,152	*	*
Lowell W. Robinson	107,884,309	*	1,175,991	*	*

Ratification of the selection of BDO Seidman, LLP as our independent auditors for 2005	107,045,103	1,368,773	*	646,424	*
Approval of an amendment to the 1999 Stock Incentive Plan	83,587,101	14,179,973	*	1,293,997	9,999,229

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

JONES APPAREL GROUP, INC.
(Registrant)

Date: August 1, 2005	By /s/ Peter Boneparth PETER BONEPARTH Chief Executive Officer By /s/ Wesley R. Card WESLEY R. CARD Chief Operating and Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32[o]	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________
* Filed herewith.
o Furnished herewith.