Form 10-Q
period 2005-10-01
JONES APPAREL GROUP INC
filed 2005-11-01
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes [x] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock $.01 par value	Outstanding at October 31, 2005 116,824,284

JONES APPAREL GROUP, INC.

DEFINITIONS

    As used in this Report, unless the context requires otherwise, "our," "us" and "we" means Jones Apparel Group, Inc. and consolidated subsidiaries, "Nine West" means Nine West Footwear Corporation, "McNaughton" means McNaughton Apparel Group Inc., "Gloria Vanderbilt" means Gloria Vanderbilt Apparel Corp., "Kasper" means Kasper, Ltd., "Maxwell" means Maxwell Shoe Company Inc. (acquired July 8, 2004), "Barneys" means Barneys New York, Inc. (acquired December 20, 2004), "SFAS" means Statement of Financial Accounting Standards and "SEC" means the United States Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in millions except per share data)

	October 1, 2005	October 2, 2004	December 31, 2004
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 29.4	$ 45.9	$ 45.0
Accounts receivable	649.1	685.8	448.3
Inventories	731.0	627.7	664.2
Deferred taxes	56.9	67.0	68.2
Prepaid expenses and other current assets	82.6	73.0	70.5

TOTAL CURRENT ASSETS	1,549.0	1,499.4	1,296.2
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $453.8, $428.2 and $499.7	306.2	257.6	303.6
GOODWILL	2,098.2	1,842.5	2,125.0
OTHER INTANGIBLES, at cost, less accumulated amortization	829.2	773.4	768.2
OTHER ASSETS	56.5	52.3	57.8

	$ 4,839.1	$ 4,425.2	$ 4,550.8

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$ 378.5	$ 732.0	$ 69.2
Current portion of long-term debt and capital lease obligations	227.9	134.6	134.0
Accounts payable	268.2	256.3	259.3
Income taxes payable	63.4	44.7	23.7
Accrued employee compensation	54.7	46.1	55.0
Accrued expenses and other current liabilities	131.0	114.9	142.7

TOTAL CURRENT LIABILITIES	1,123.7	1,328.6	683.9

NONCURRENT LIABILITIES:
Long-term debt	752.6	224.5	977.0
Obligations under capital leases	37.9	40.4	39.6
Deferred taxes	175.7	121.7	135.0
Other	95.5	52.7	61.4

TOTAL NONCURRENT LIABILITIES	1,061.7	439.3	1,213.0

TOTAL LIABILITIES	2,185.4	1,767.9	1,896.9

COMMITMENTS AND CONTINGENCIES	-	-	-
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-	-	-
Common stock, $.01 par value - shares authorized 200.0; issued 151.2, 150.0 and 150.1	1.5	1.5	1.5
Additional paid-in capital	1,261.8	1,229.6	1,236.4
Retained earnings	2,384.4	2,182.4	2,204.2
Accumulated other comprehensive income (loss)	(5.7)	1.0	0.8
Treasury stock, 34.2, 26.9 and 27.9 shares, at cost	(988.3)	(757.2)	(789.0)

TOTAL STOCKHOLDERS' EQUITY	2,653.7	2,657.3	2,653.9

	$ 4,839.1	$ 4,425.2	$ 4,550.8

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Income (Unaudited)
(All amounts in millions except per share data)

	Fiscal Quarter Ended		Fiscal Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Net sales	$ 1,312.6	$ 1,283.0	$ 3,813.0	$ 3,530.6
Licensing income (net)	14.9	13.1	40.2	36.2

Total revenues	1,327.5	1,296.1	3,853.2	3,566.8
Cost of goods sold	866.1	834.5	2,458.5	2,230.2

Gross profit	461.4	461.6	1,394.7	1,336.6
Selling, general and administrative expenses	321.8	297.2	991.3	875.7

Operating income	139.6	164.4	403.4	460.9
Interest income	0.1	0.2	0.9	1.6
Interest expense and financing costs	19.6	12.1	57.3	36.2
Equity in earnings of unconsolidated affiliates	1.0	0.7	2.8	2.0

Income before provision for income taxes	121.1	153.2	349.8	428.3
Provision for income taxes	44.3	57.4	131.2	160.6

Net income	$ 76.8	$ 95.8	$ 218.6	$ 267.7

Earnings per share
Basic	$0.66	$0.78	$1.84	$2.15
Diluted	$0.65	$0.77	$1.82	$2.11
Weighted average common shares and share equivalents outstanding
Basic	116.5	123.0	118.9	124.3
Diluted	117.6	125.0	120.2	127.4
Dividends declared per share	$0.12	$0.10	$0.32	$0.26

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)
(All amounts in millions except per share data)

	Number of common shares outstanding	Total stock- holders' equity	Common stock	Additional paid-in capital	Retained earnings	Accumu- lated other compre- hensive income (loss)	Treasury stock
Balance, January 1, 2004	126.2	$ 2,537.8	$ 1.5	$ 1,179.4	$ 1,947.2	$ 3.8	$ (594.1)
Fiscal nine months ended October 2, 2004:
Comprehensive income:
Net income	-	267.7	-	-	267.7	-	-
Change in fair value of cash flow hedges, net of $0.1 tax	-	(0.1)	-	-	-	(0.1)	-
Reclassification adjustment for hedge gains and losses included in net income, net of $2.1 tax	-	(3.5)	-	-	-	(3.5)	-
Foreign currency translation adjustments	-	0.8	-	-	-	0.8	-

Total comprehensive income		264.9

Issuance of restricted stock to employees, net of forfeitures	0.1	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	12.9	-	12.9	-	-	-
Exercise of employee stock options	1.3	32.6	-	32.6	-	-	-
Tax benefit derived from exercise of employee stock options	-	4.7	-	4.7	-	-	-
Dividends on common stock ($0.26 per share)	-	(32.5)	-	-	(32.5)	-	-
Treasury stock acquired	(4.5)	(163.1)	-	-	-	-	(163.1)

Balance, October 2, 2004	123.1	$ 2,657.3	$ 1.5	$ 1,229.6	$ 2,182.4	$ 1.0	$ (757.2)

Balance, January 1, 2005	122.2	$ 2,653.9	$ 1.5	$ 1,236.4	$ 2,204.2	$ 0.8	$ (789.0)
Fiscal nine months ended October 1, 2005:
Comprehensive income:
Net income	-	218.6	-	-	218.6	-	-
Change in fair value of cash flow hedges, net of $1.5 tax	-	(2.2)	-	-	-	(2.2)	-
Reclassification adjustment for hedge gains and losses included in net income, net of $1.4 tax	-	(2.1)	-	-	-	(2.1)	-
Foreign currency translation adjustments	-	(2.2)	-	-	-	(2.2)	-

Total comprehensive income		212.1

Issuance of restricted stock to employees, net of forfeitures	0.7	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	13.8	-	13.8	-	-	-
Exercise of employee stock options	0.4	10.5	-	10.5	-	-	-
Tax benefit derived from exercise of employee stock options	-	1.1	-	1.1	-	-	-
Dividends on common stock ($0.32 per share)	-	(38.4)	-	-	(38.4)	-	-
Treasury stock acquired	(6.3)	(199.3)	-	-	-	-	(199.3)

Balance, October 1, 2005	117.0	$ 2,653.7	$ 1.5	$ 1,261.8	$ 2,384.4	$ (5.7)	$ (988.3)

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(All amounts in millions)

	Fiscal Nine Months Ended
	October 1, 2005	October 2, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 218.6	$ 267.7

Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Amortization of original issue discount	-	1.3
Depreciation and other amortization	76.9	83.1
Equity in earnings of unconsolidated affiliates	(2.8)	(2.0)
Dividends received from unconsolidated affiliates	1.3	2.0
Provision for losses on accounts receivable	0.5	0.2
Deferred taxes	37.4	20.4
Losses on redemption of Zero Coupon Convertible Senior Notes	-	8.4
Other	5.8	2.5
Changes in operating assets and liabilities:
Accounts receivable	(200.7)	(271.8)
Inventories	(66.3)	(3.1)
Prepaid expenses and other current assets	(5.0)	(21.9)
Other assets	3.7	(4.5)
Accounts payable	8.3	14.9
Income taxes payable	33.3	45.3
Accrued expenses and other liabilities	(9.4)	(57.8)

Total adjustments	(117.0)	(183.0)

Net cash provided by operating activities	101.6	84.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(60.6)	(39.4)
Acquisition of Maxwell, net of cash acquired	(0.1)	(249.3)
Payments relating to acquisition of Kasper	-	(37.8)
Payments relating to acquisition of Barneys	(4.1)	-
Acquisition of intangibles	(0.1)	-
Capital contributions to unconsolidated affiliates	(0.7)	-
Other	0.6	1.6

Net cash used in investing activities	(65.0)	(324.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under credit facilities	309.2	732.0
Redemption of Zero Coupon Convertible Senior Notes	-	(446.6)
Redemption at maturity of 8.375% Senior Notes	(129.6)	-
Redemption at maturity of 7.50% Senior Notes	-	(175.0)
Principal payments on capital leases	(3.4)	(4.4)
Debt issuance costs	(0.5)	-
Purchases of treasury stock	(199.3)	(169.8)
Dividends paid	(38.4)	(32.5)
Proceeds from exercise of employee stock options	10.5	32.6

Net cash used in financing activities	(51.5)	(63.7)

EFFECT OF EXCHANGE RATES ON CASH	(0.7)	(0.2)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15.6)	(304.1)
CASH AND CASH EQUIVALENTS, BEGINNING	45.0	350.0

CASH AND CASH EQUIVALENTS, ENDING	$ 29.4	$ 45.9

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

	Fiscal Quarter Ended		Fiscal Nine Months Ended
(In millions except per share data)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Net income - as reported	$ 76.8	$ 95.8	$ 218.6	$ 267.7
Add: stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	2.7	2.6	8.6	8.1
Deduct: stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value-based method had been applied to all awards	(3.2)	(4.3)	(10.1)	(13.4)

Net income - pro forma	$ 76.3	$ 94.1	$ 217.1	$ 262.4

Basic earnings per share
As reported	$0.66	$0.78	$1.84	$2.15
Pro forma	$0.66	$0.77	$1.83	$2.11
Diluted earnings per share
As reported	$0.65	$0.77	$1.82	$2.11
Pro forma	$0.65	$0.75	$1.81	$2.07

EARNINGS PER SHARE

    The computation of basic and diluted earnings per share is as follows:

	Fiscal Quarter Ended		Fiscal Nine Months Ended
(In millions except per share amounts)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Basic
Net income	$ 76.8	$ 95.8	$ 218.6	$ 267.7
Weighted average common shares outstanding	116.5	123.0	118.9	124.3

Basic earnings per share	$ 0.66	$ 0.78	$ 1.84	$ 2.15

Diluted
Net income	$ 76.8	$ 95.8	$ 218.6	$ 267.7
Add: interest expense associated with convertible notes, net of tax benefit	-	-	-	0.8

Income available to common shareholders	$ 76.8	$ 95.8	$ 218.6	$ 268.5

Weighted average common shares outstanding	116.5	123.0	118.9	124.3
Effect of dilutive securities:
Employee stock options	1.1	2.0	1.3	2.2
Assumed conversion of convertible notes	-	-	-	0.9

Weighted average common shares and share equivalents outstanding	117.6	125.0	120.2	127.4

Diluted earnings per share	$ 0.65	$ 0.77	$ 1.82	$ 2.11

ACCOUNTS RECEIVABLE

    Accounts receivable consist of the following:

(In millions)	October 1, 2005	October 2, 2004	December 31, 2004
Trade accounts receivable	$ 664.5	$ 744.3	$ 458.3
Credit card receivable	38.4	-	36.2
Allowances for doubtful accounts, returns, discounts and co-op advertising	(53.8)	(58.5)	(46.2)

	$ 649.1	$ 685.8	$ 448.3

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

    On July 11, 2005, we announced that we had completed a comprehensive review of our denim manufacturing operations located in Mexico. The primary action plan arising from this review resulted in the closing of the laundry, assembly and distribution operations located in San Luis, Mexico (the "denim restructuring"). All manufacturing has been consolidated into existing operations in Durango and Torreon, Mexico. A total of 3,134 employees have been affected by the closure. We have undertaken a number of measures to assist affected employees, including severance and benefits packages. As a result of this consolidation, we expect that our manufacturing operations will perform more efficiently, thereby improving our operating performance.

    In connection with the denim restructuring, we recorded approximately $15.2 million of pre-tax costs through October 1, 2005 as prescribed by SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which includes $5.3 million of one-time termination benefits, $6.2 million of writedowns of property, plant and equipment, $2.6 million of contract termination costs and $1.1 million of legal and other associated costs. Of these amounts, $13.5 million is reported as cost of sales and $1.7 million is reported as a selling, general and administrative expense in the wholesale moderate apparel segment. We currently anticipate recording an additional $1.6 million of one-time termination benefits, legal settlements and fees and other associated costs in the fiscal quarter ending December 31, 2005. The restructuring is expected to be substantially completed by December 31, 2005.

    On October 26, 2005, we announced our decision to close our distribution center in Bristol, Pennsylvania by the end of 2005. We expect to record a charge of approximately $5.3 million in the fiscal quarter ending December 31, 2005 related to one-time termination benefits and other employee-related matters.

    The accrual of restructuring costs and liabilities, of which $2.4 million is included in accrued expenses and other current liabilities and $4.7 million is included in other noncurrent liabilities, is as follows:

(In millions)	Severance and other employee costs	Closing and consolidation of facilities	Denim restructuring	Total
Balance, January 1, 2004	$ 6.9	$ 3.7	$ -	$ 10.6
Net additions	17.8	6.9	-	24.7
Payments and reductions	(17.1)	(2.6)	-	(19.7)

Balance, October 2, 2004	$ 7.6	$ 8.0	$ -	$ 15.6

Balance, January 1, 2005	$ 6.5	$ 18.1	$ -	$ 24.6
Net additions (reversals)	(0.7)	(6.5)	9.0	1.8
Payments and reductions	(5.6)	(8.3)	(5.4)	(19.3)

Balance, October 1, 2005	$ 0.2	$ 3.3	$ 3.6	$ 7.1

    Estimated severance and other employee costs of $0.2 million accrued at October 1, 2005 relate to the remaining estimated termination benefits for one employee. Employee groups affected (totaling 1,041 employees) include administrative, warehouse and management personnel at locations closed.

    The $0.7 million net reversal in the fiscal nine months ended October 1, 2005 represents $0.6 million of adjustments related to severance accruals for the Kasper and Maxwell acquisitions, which were recorded as reductions of goodwill and $0.1 million related to the closing of the Mexican and El Paso production facilities, which was recorded as a reduction of selling, general and administrative expenses in the moderate wholesale apparel segment. The $17.8 million addition in the fiscal nine months ended October 2, 2004 represents $18.0 million related to the initial recording of the Maxwell acquisition offset by adjustments related to the Gloria Vanderbilt and Kasper acquisitions, which was recorded as an increase of goodwill. During the fiscal nine months ended October 1, 2005 and October 2, 2004, $5.6 million and $17.1 million, respectively, of the reserve was utilized (relating to partial or full severance and related costs for 137 and 212 employees, respectively).

    The $3.3 million accrued at October 1, 2005 for the consolidation of facilities relates to expected costs to be incurred, including lease obligations, for closing certain acquired facilities in connection with consolidating their operations into our other existing facilities. The $6.5 million reversal in the fiscal nine months ended October 1, 2005 includes a $1.2 million adjustment related to the closing of a Maxwell facility and a $5.0 million adjustment related to the closing of a Kasper facility, both of which were recorded as reductions of goodwill, and a $0.3 million reduction related to the final settlement of the remaining lease for the North Carolina facility, which was recorded as a reduction of selling, general and administrative expenses in the wholesale better apparel segment. The $6.9 million net addition in the fiscal nine months ended October 2, 2004 represents an increase of $7.1 million related to the Kasper and Maxwell acquisitions, which was recorded as an increase of goodwill, offset by a $0.2 million adjustment related to the Canadian production facility, which was recorded as a reduction of selling, general and administrative expenses in the wholesale better apparel segment.

    The details of the denim restructuring accruals are as follows:

(In millions)	One-time termination benefits	Contract termination costs	Other associated costs	Total denim restructuring
Additions	$ 5.3	$ 2.6	$ 1.1	$ 9.0
Payments and reductions	(4.7)	(0.2)	(0.5)	(5.4)

Balance, October 1, 2005	$ 0.6	$ 2.4	$ 0.6	$ 3.6

    The $3.6 million accrued at October 1, 2005 related to the denim restructuring consists of $0.6 million of estimated one-time termination benefits for an estimated 72 employees, $2.4 million relating to facility leases for locations to be closed and $0.6 million of legal fees and related costs. During the fiscal nine months ended October 1, 2005, $4.7 million of the termination benefits reserve was utilized (relating to costs for 3,062 employees).

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

INVENTORIES

    Inventories are summarized as follows (in millions):

	October 1, 2005	October 2, 2004	December 31, 2004
Raw materials	$ 18.0	$ 23.7	$ 21.5
Work in process	26.3	38.5	33.6
Finished goods	686.7	565.5	609.1

	$ 731.0	$ 627.7	$ 664.2

STATEMENT OF CASH FLOWS

Fiscal Nine Months Ended: (In millions)	October 1, 2005	October 2, 2004
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 51.6	$ 37.8
Income taxes, net of refunds	56.4	90.9

Supplemental disclosures of non-cash investing and financing activities:
Tax benefits related to exercise of employee stock options and vesting of restricted stock	1.1	4.7
Equipment acquired through capital lease financing	0.5	0.3
Restricted stock issued to employees	24.6	4.4

Details of acquisitions
Fair value of assets acquired	$ 4.2	$ 478.7
Liabilities assumed	-	(88.0)

Cash paid for acquisitions	4.2	390.7
Cash acquired in acquisitions	-	(103.6)

Net cash paid for acquisitions	$ 4.2	$ 287.1

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

    We are exposed to market risk related to changes in foreign currency exchange rates. We have assets and liabilities denominated in certain foreign currencies and purchase products from foreign suppliers who require payment in funds other than the U.S. Dollar. At October 1, 2005, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total of US$18.0 million through April 2006, US$31.0 million for Euros through November 2006 and US$1.4 million for British Pounds through June 2006.

    We recorded amortization of net gains resulting from the termination of interest rate swaps and locks of $5.2 million and $5.9 million during the fiscal nine months ended October 1, 2005 and October 2, 2004, respectively, as a reduction of interest expense. We reclassified $1.7 million and $0.3 million of net losses from foreign currency exchange contracts to cost of sales during the fiscal nine months ended October 1, 2005 and October 2, 2004, respectively. There has been no material ineffectiveness related to our foreign currency exchange contracts as the instruments are designed to be highly effective in offsetting losses and gains transactions being hedged. As of October 1, 2005, the estimated net amount of existing gains and losses reported in accumulated other comprehensive income that will be reclassified into earnings in the next 12 months include amortization of $3.6 million of net gains resulting from the termination of interest rate swaps as a reduction of interest expense. If foreign currency exchange rates do not change from their October 1, 2005 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months will not be material. The actual amounts that will be reclassified to earnings over the next 12 months could vary, however, as a result of changes in market conditions.

PENSION PLANS

Components of Net Periodic Benefit Cost

	Fiscal Quarter Ended		Fiscal Nine Months Ended
(In millions)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Service cost	$ -	$ -	$ -	$ 0.1
Interest cost	0.5	0.6	1.6	1.7
Expected return on plan assets	(0.4)	(0.5)	(1.4)	(1.6)
Amortization of net loss	0.3	0.2	0.8	0.7

Net periodic benefit cost	$ 0.4	$ 0.3	$ 1.0	$ 0.9

Employer Contributions

    We previously disclosed in our financial statements for the year ended December 31, 2004 that we expected to contribute $2.4 million to our pension plans in 2005. As of October 1, 2005, $3.1 million of contributions have been made. We presently anticipate no additional contributions in 2005.

SEGMENT INFORMATION

    We identify operating segments based on, among other things, the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operations are comprised of four reportable segments: wholesale better apparel, wholesale moderate apparel, wholesale footwear and accessories, and retail. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores, the retail segment includes operations by our own stores, and income and expenses related to trademarks, licenses and general corporate functions are reported under "licensing, other and eliminations." We define segment profit as operating income before net interest expense, equity in earnings of unconsolidated affiliates and income taxes. Summarized below are our revenues and income by reportable segment for the fiscal quarters and fiscal nine months ended October 1, 2005 and October 2, 2004.

(In millions)	Wholesale Better Apparel	Wholesale Moderate Apparel	Wholesale Footwear & Accessories	Retail	Licensing, Other & Eliminations	Consolidated
For the fiscal quarter ended October 1, 2005
Revenues from external customers	$ 396.7	$ 337.8	$ 262.2	$ 315.9	$ 14.9	$ 1,327.5
Intersegment revenues	41.7	1.1	9.6	-	(52.4)	-

Total revenues	438.4	338.9	271.8	315.9	(37.5)	1,327.5

Segment income	$ 62.6	$ 12.2	$ 48.5	$ 23.6	$ (7.3)	139.6

Net interest expense						(19.5)
Equity in earnings of unconsolidated affiliates						1.0

Income before provision for income taxes						$ 121.1

For the fiscal quarter ended October 2, 2004
Revenues from external customers	$ 435.4	$ 349.0	$ 319.4	$ 178.0	$ 14.3	$ 1,296.1
Intersegment revenues	43.1	3.5	13.5	-	(60.1)	-

Total revenues	478.5	352.5	332.9	178.0	(45.8)	1,296.1

Segment income	$ 65.7	$ 40.2	$ 49.8	$ 10.2	$ (1.5)	164.4

Net interest expense						(11.9)
Equity in earnings of unconsolidated affiliates						0.7

Income before provision for income taxes						$ 153.2

For the fiscal nine months ended October 1, 2005
Revenues from external customers	$ 1,125.9	$ 999.4	$ 748.7	$ 939.1	$ 40.1	$ 3,853.2
Intersegment revenues	114.6	4.0	30.6	-	(149.2)	-

Total revenues	1,240.5	1,003.4	779.3	939.1	(109.1)	3,853.2

Segment income	$ 160.2	$ 80.8	$ 115.4	$ 73.5	$ (26.5)	403.4

Net interest expense						(56.4)
Equity in earnings of unconsolidated affiliates						2.8

Income before provision for income taxes						$ 349.8

For the fiscal nine months ended October 2, 2004
Revenues from external customers	$ 1,164.8	$ 1,055.0	$ 763.3	$ 546.3	$ 37.4	$ 3,566.8
Intersegment revenues	115.0	10.1	45.2	-	(170.3)	-

Total revenues	1,279.8	1,065.1	808.5	546.3	(132.9)	3,566.8

Segment income	$ 165.5	$ 131.8	$ 137.5	$ 47.4	$ (21.3)	460.9

Net interest expense						(34.6)
Equity in earnings of unconsolidated affiliates						2.0

Income before provision for income taxes						$ 428.3

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

    The aggregate purchase price was $377.2 million, which included $23.25 per share in cash for each outstanding share of Maxwell (for a total of $345.8 million) and $24.1 million related to Maxwell's employee stock options. The purchase price was allocated to Maxwell's assets and liabilities, tangible and intangible (as determined by an independent appraiser), with the excess of the purchase price over the fair value of the net assets acquired of approximately $210.5 million being recorded as goodwill in the wholesale footwear and accessories segment. The acquired goodwill relating to Maxwell will not be deductible for tax purposes.

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

    The aggregate cash purchase price was $295.6 million, which included $19.00 for each outstanding share of Barneys common stock (for a total of $264.5 million) and $26.7 million related to Barneys' employee stock options, preferred stock and stock warrants. We assumed approximately $106.0 million of Barneys funded debt, $102.2 million of which we subsequently refinanced. The purchase price was allocated to Barneys' assets and liabilities, tangible and intangible (as determined by independent appraisers), with the excess of the purchase price over the fair value of the net assets acquired of approximately $248.3 million being recorded as goodwill in the retail segment.

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

(In millions)

Current assets	$ 173.7
Property, plant and equipment	48.6
Intangible assets	67.7
Goodwill	248.3
Other assets	11.9

Total assets acquired	550.2

Current liabilities	106.9
Long-term debt	147.7

Total liabilities assumed	254.6

Net assets acquired	$ 295.6

    Amounts assigned to intangible assets and the related useful lives are as follows (amounts in millions):

Class	Fair Value	Weighted-average useful life
Third-party license agreement	$ 4.0	31 years
Credit cardholder relationships	1.2	181 months
Customer database	0.2	145 months
Favorable leases	20.3	158 months
Trademarks	42.0	Indefinite

    In addition, $20.5 million was recorded as a long-term liability for an acquired unfavorable lease, which will be amortized over a period of 169 months. Of the acquired goodwill relating to Barneys, approximately $83.1 million will be deductible for tax purposes.

OTHER EVENTS

    Selling, general and administrative expenses for the fiscal quarter ended October 1, 2005 include a one-time gain of $5.1 million in the better wholesale apparel segment as a result of a recovery of unauthorized markdown allowances from Saks Incorporated (relating to sales made by Kasper prior to the date of acquisition).

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

Condensed Consolidating Balance Sheets
(In millions)

	October 1, 2005				December 31, 2004
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 13.0	$ 16.4	$ -	$ 29.4	$ 12.3	$ 32.7	$ -	$ 45.0
Accounts receivable - net	283.6	365.5	-	649.1	174.6	273.7	-	448.3
Inventories	327.5	413.1	(9.6)	731.0	294.3	373.2	(3.3)	664.2
Prepaid and refundable income taxes	1.3	6.3	(7.6)	-	1.5	24.9	(26.4)	-
Deferred taxes	23.3	34.8	(1.2)	56.9	23.5	46.0	(1.3)	68.2
Prepaid expenses and other current assets	46.9	35.7	-	82.6	37.9	32.6	-	70.5

TOTAL CURRENT ASSETS	695.6	871.8	(18.4)	1,549.0	544.1	783.1	(31.0)	1,296.2

Property, plant and equipment - net	136.0	170.2	-	306.2	125.3	178.2	0.1	303.6
Due from affiliates	83.5	483.5	(567.0)	-	116.5	511.3	(627.8)	-
Goodwill	1,784.2	314.0	-	2,098.2	1,776.0	349.0	-	2,125.0
Other intangibles - net	167.0	662.2	-	829.2	167.7	600.5	-	768.2
Investments in subsidiaries	2,145.2	-	(2,145.2)	-	2,110.4	-	(2,110.4)	-
Other assets	30.7	33.7	(7.9)	56.5	35.5	24.7	(2.4)	57.8

	$ 5,042.2	$ 2,535.4	$ (2,738.5)	$ 4,839.1	$ 4,875.5	$ 2,446.8	$ (2,771.5)	$ 4,550.8

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$ 378.5	$ -	$ -	$ 378.5	$ 69.2	$ -	$ -	$ 69.2
Current portion of long-term debt and capital lease obligations	226.6	1.3	-	227.9	132.5	1.5	-	134.0
Accounts payable	102.6	165.6	-	268.2	105.9	153.4	-	259.3
Income taxes payable	65.0	16.4	(18.0)	63.4	47.5	9.6	(33.4)	23.7
Deferred taxes	1.3	-	(1.3)	-	-	-	-	-
Accrued expenses and other current liabilities	92.3	93.4	-	185.7	93.3	104.4	-	197.7

TOTAL CURRENT LIABILITIES	866.3	276.7	(19.3)	1,123.7	448.4	268.9	(33.4)	683.9

NONCURRENT LIABILITIES:
Long-term debt	749.2	3.4	-	752.6	973.7	3.3	-	977.0
Obligations under capital leases	12.9	25.0	-	37.9	14.1	25.5	-	39.6
Deferred taxes	13.9	156.1	5.7	175.7	23.6	109.0	2.4	135.0
Due to affiliates	483.5	83.5	(567.0)	-	511.3	116.5	(627.8)	-
Other	41.9	60.3	(6.7)	95.5	24.7	28.1	8.6	61.4

TOTAL NONCURRENT LIABILITIES	1,301.4	328.3	(568.0)	1,061.7	1,547.4	282.4	(616.8)	1,213.0

TOTAL LIABILITIES	2,167.7	605.0	(587.3)	2,185.4	1,995.8	551.3	(650.2)	1,896.9

STOCKHOLDERS' EQUITY:
Common stock and additional paid-in capital	1,263.3	1,631.1	(1,631.1)	1,263.3	1,237.9	1,779.9	(1,779.9)	1,237.9
Retained earnings	2,605.2	300.3	(521.1)	2,384.4	2,430.0	110.6	(336.4)	2,204.2
Accumulated other comprehensive income (loss)	(5.7)	(1.0)	1.0	(5.7)	0.8	5.0	(5.0)	0.8
Treasury stock	(988.3)	-	-	(988.3)	(789.0)	-	-	(789.0)

TOTAL STOCKHOLDERS' EQUITY	2,874.5	1,930.4	(2,151.2)	2,653.7	2,879.7	1,895.5	(2,121.3)	2,653.9

	$ 5,042.2	$ 2,535.4	$ (2,738.5)	$ 4,839.1	$ 4,875.5	$ 2,446.8	$ (2,771.5)	$ 4,550.8

Condensed Consolidating Statements of Income
(In millions)

	Fiscal Quarter Ended October 1, 2005				Fiscal Quarter Ended October 2, 2004
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
Net sales	$ 617.5	$ 793.9	$ (98.8)	$ 1,312.6	$ 622.4	$ 678.6	$ (18.0)	$ 1,283.0
Licensing income (net)	-	14.9	-	14.9	0.1	13.0	-	13.1

Total revenues	617.5	808.8	(98.8)	1,327.5	622.5	691.6	(18.0)	1,296.1
Cost of goods sold	382.7	498.0	(14.6)	866.1	373.9	475.3	(14.7)	834.5

Gross profit	234.8	310.8	(84.2)	461.4	248.6	216.3	(3.3)	461.6
Selling, general and administrative expenses	191.9	217.0	(87.1)	321.8	190.3	109.9	(3.0)	297.2

Operating income	42.9	93.8	2.9	139.6	58.3	106.4	(0.3)	164.4
Net interest expense (income) and financing costs	21.1	(1.6)	-	19.5	13.9	(2.0)	-	11.9
Equity in earnings of unconsolidated affiliates	0.2	0.3	0.5	1.0	(0.6)	1.8	(0.5)	0.7

Income before provision for income taxes and equity in earnings of subsidiaries	22.0	95.7	3.4	121.1	43.8	110.2	(0.8)	153.2
Provision for income taxes	9.7	34.9	(0.3)	44.3	18.4	39.7	(0.7)	57.4
Equity in earnings of subsidiaries	63.2	-	(63.2)	-	72.2	-	(72.2)	-

Net income	$ 75.5	$ 60.8	$ (59.5)	$ 76.8	$ 97.6	$ 70.5	$ (72.3)	$ 95.8

	Fiscal Nine Months Ended October 1, 2005				Fiscal Nine Months Ended October 2, 2004
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
Net sales	$ 1,800.0	$ 2,151.8	$ (138.8)	$ 3,813.0	$ 1,754.8	$ 1,831.6	$ (55.8)	$ 3,530.6
Licensing income (net)	-	40.2	-	40.2	0.1	36.1	-	36.2

Total revenues	1,800.0	2,192.0	(138.8)	3,853.2	1,754.9	1,867.7	(55.8)	3,566.8
Cost of goods sold	1,093.5	1,406.9	(41.9)	2,458.5	1,011.6	1,256.0	(37.4)	2,230.2

Gross profit	706.5	785.1	(96.9)	1,394.7	743.3	611.7	(18.4)	1,336.6
Selling, general and administrative expenses	579.3	502.6	(90.6)	991.3	581.5	302.8	(8.6)	875.7

Operating income	127.2	282.5	(6.3)	403.4	161.8	308.9	(9.8)	460.9
Net interest expense (income) and financing costs	59.9	(3.5)	-	56.4	37.9	(3.3)	-	34.6
Equity in earnings of unconsolidated affiliates	0.4	1.2	1.2	2.8	1.5	1.8	(1.3)	2.0

Income before provision for income taxes and equity in earnings of subsidiaries	67.7	287.2	(5.1)	349.8	125.4	314.0	(11.1)	428.3
Provision for income taxes	30.6	103.4	(2.8)	131.2	51.9	110.3	(1.6)	160.6
Equity in earnings of subsidiaries	182.4	-	(182.4)	-	207.0	-	(207.0)	-

Net income	$ 219.5	$ 183.8	$ (184.7)	$ 218.6	$ 280.5	$ 203.7	$ (216.5)	$ 267.7

Condensed Consolidating Statements of Cash Flows
(In millions)

	Fiscal Nine Months Ended October 1, 2005				Fiscal Nine Months Ended October 2, 2004
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
Net cash provided by operating activities	$ 83.1	$ 18.5	$ -	$ 101.6	$ 82.4	$ 2.3	$ -	$ 84.7

Cash flows from investing activities:
Capital expenditures	(28.0)	(32.6)	-	(60.6)	(17.1)	(22.3)	-	(39.4)
Acquisition of Maxwell, net of cash acquired	(0.1)	-	-	(0.1)	(249.3)	-	-	(249.3)
Payments relating to other acquisitions	(4.1)	-	-	(4.1)	(37.8)	-	-	(37.8)
Other (net)	0.1	(0.3)	-	(0.2)	-	1.6	-	1.6

Net cash used in investing activities	(32.1)	(32.9)	-	(65.0)	(304.2)	(20.7)	-	(324.9)

Cash flows from financing activities:
Net borrowings under credit facilities	309.2	-	-	309.2	732.0	-	-	732.0
Redemption of Zero Coupon Convertible Senior Notes	-	-	-	-	(446.6)	-	-	(446.6)
Redemption at maturity of 7.50% Senior Notes	(129.6)	-	-	(129.6)	-	-	-	-
Redemption at maturity of 7.50% Senior Notes	-	-	-	-	(175.0)	-	-	(175.0)
Debt issuance costs	(0.5)	-	-	(0.5)	-	-	-	-
Principal payments on capital leases	(2.2)	(1.2)	-	(3.4)	(2.8)	(1.6)	-	(4.4)
Purchases of treasury stock	(199.3)	-	-	(199.3)	(169.8)	-	-	(169.8)
Dividends paid	(38.4)	-	-	(38.4)	(32.5)	-	-	(32.5)
Proceeds from exercise of employee stock options	10.5	-	-	10.5	32.6	-	-	32.6

Net cash used in financing activities	(50.3)	(1.2)	-	(51.5)	(62.1)	(1.6)	-	(63.7)

Effect of exchange rates on cash	-	(0.7)	-	(0.7)	-	(0.2)	-	(0.2)

Net increase (decrease) in cash and cash equivalents	0.7	(16.3)	-	(15.6)	(283.9)	(20.2)	-	(304.1)
Cash and cash equivalents, beginning	12.3	32.7	-	45.0	302.0	48.0	-	350.0

Cash and cash equivalents, ending	$ 13.0	$ 16.4	$ -	$ 29.4	$ 18.1	$ 27.8	$ -	$ 45.9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion provides information and analysis of our results of operations for the 13 and 39 week periods ended October 1, 2005 (hereinafter referred to as the "third fiscal quarter of 2005" and the "first fiscal nine months of 2005," respectively) and the 13 and 40 week periods ended October 2, 2004 (hereinafter referred to as the "third fiscal quarter of 2004" and the "first fiscal nine months of 2004," respectively), and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

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

    On July 11, 2005, we announced that we had completed a comprehensive review of our denim manufacturing operations located in Mexico. The primary action plan arising from this review resulted in the closing of the laundry, assembly and distribution operations located in San Luis, Mexico. All manufacturing has been consolidated into existing operations in Durango and Torreon, Mexico. A total of 3,134 employees have been affected by the closure. We are undertaking a number of measures to assist affected employees, including severance and benefits packages. As a result of this consolidation, we expect that our manufacturing operations will perform more efficiently, thereby improving our operating performance.

    In connection with the denim restructuring, we recorded approximately $15.2 million of pre-tax costs through October 1, 2005 as prescribed by SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which includes $5.3 million of one-time termination benefits, $6.2 million of writedowns of property, plant and equipment, $2.6 million of contract termination costs and $1.1 million of legal and other associated costs. Of these amounts, $13.5 million is reported as cost of sales and $1.7 million is reported as a selling, general and administrative expense in the wholesale moderate apparel segment. We currently anticipate recording an additional $1.6 million of one-time termination benefits, legal settlements and fees and other associated costs in the fiscal quarter ending December 31, 2005. The restructuring is expected to be substantially completed by December 31, 2005.

    On October 26, 2005, we announced our decision to close our distribution center in Bristol, Pennsylvania by the end of 2005. We expect to record a charge of approximately $5.3 million in the fiscal quarter ending December 31, 2005 related to one-time termination benefits and other employee-related matters.

Strategic Review

    We are completing a strategic review of our operating infrastructure to improve profitability and to ensure we are properly positioned for the long-term benefit of our shareholders. By proactively reviewing our infrastructure, systems and operating processes at a time when the industry is undergoing consolidation and change, we plan to eliminate redundancies and improve our overall cost structure and margin performance.

Supply Chain Management
  We are in the process of implementing an enterprise-wide merchandise planning system that has the ability to be fully integrated with third-party manufacturers.
  We are analyzing the capabilities of our third-party manufacturers to increase pre-production collaboration efforts with them, thereby increasing speed to market and improving margins. This has already been achieved in some of the moderate businesses, and the initiative is now being expanded to include the better apparel business.
  Given the pending elimination of quotas and safeguards, we plan to review our vendor matrix with an expectation of consolidating third-party manufacturing.
  We are in the process of selecting an enterprise resource planning system which will be implemented company-wide utilizing one universal platform.
  The logistics network is being analyzed in an effort to reduce costs and increase efficiency by following a tiered approach of (i) multiple product usage of existing distribution centers, (ii) utilizing third party logistics providers, and (iii) ultimately direct shipping from factory to vendor.

General and Administrative Areas
  We have completed a review of all general and administrative support areas and are developing a timetable to implement best practices to improve service effectiveness where identified.

    The reviews have been substantially completed, and we estimate that the implementation and execution of the initiatives underway will be substantially completed within the next three years. We are targeting annual savings of approximately $100 million once all the initiatives have been implemented. The costs associated with the review and the ultimate capital expenditures and execution expenses (including severance and fees) related to the initiatives that are derived are expected to fall in a range of $70 million to $80 million. As of October 1, 2005, we have spent a total of $3.0 million.

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

RESULTS OF OPERATIONS

    Statements of Income Stated in Dollars and as a Percentage of Total Revenues

(In millions)	Fiscal Quarter Ended				Fiscal Nine Months Ended
	October 1, 2005		October 2, 2004		October 1, 2005		October 2, 2004
Net sales	$ 1,312.6	98.9%	$ 1,283.0	99.0%	$ 3,813.0	99.0%	$ 3,530.6	99.0%
Licensing income (net)	14.9	1.1%	13.1	1.0%	40.2	1.0%	36.2	1.0%

Total revenues	1,327.5	100.0%	1,296.1	100.0%	3,853.2	100.0%	3,566.8	100.0%
Cost of goods sold	866.1	65.2%	834.5	64.4%	2,458.5	63.8%	2,230.2	62.5%

Gross profit	461.4	34.8%	461.6	35.6%	1,394.7	36.2%	1,336.6	37.5%
Selling, general and administrative expenses	321.8	24.2%	297.2	22.9%	991.3	25.7%	875.7	24.6%

Operating income	139.6	10.5%	164.4	12.7%	403.4	10.5%	460.9	12.9%
Net interest expense	19.5	1.5%	11.9	0.9%	56.4	1.5%	34.6	1.0%
Equity in earnings of unconsolidated affiliates	1.0	0.1%	0.7	0.1%	2.8	0.1%	2.0	0.1%

Income before provision for income taxes	121.1	9.1%	153.2	11.8%	349.8	9.1%	428.3	12.0%
Provision for income taxes	44.3	3.3%	57.4	4.4%	131.2	3.4%	160.6	4.5%

Net income	$ 76.8	5.8%	$ 95.8	7.4%	$ 218.6	5.7%	$ 267.7	7.5%

Percentage totals may not add due to rounding.

Fiscal Quarter Ended October 1, 2005 Compared to Fiscal Quarter Ended October 2, 2004

    Revenues.  Total revenues for the third fiscal quarter of 2005 were $1.33 billion compared to $1.30 billion for the third fiscal quarter of 2004, an increase of 2.4%.

    Revenues by segment were as follows:

(In millions)	Third Fiscal Quarter of 2005	Third Fiscal Quarter of 2004	Increase/ (Decrease)	Percent Change
Wholesale better apparel	$ 396.7	$ 435.4	$(38.7)	(8.9%)
Wholesale moderate apparel	337.8	349.0	(11.2)	(3.2%)
Wholesale footwear and accessories	262.2	319.4	(57.2)	(17.9%)
Retail	315.9	178.0	137.9	77.5%
Other	14.9	14.3	0.6	4.2%

Total revenues	$ 1,327.5	$ 1,296.1	$ 31.4	2.4%

    Wholesale better apparel revenues decreased primarily as a result of decreased shipping in our Polo Jeans Company, Jones New York Signature, Jones New York Sport, Easy Spirit and Kasper Suit apparel product lines. These decreases were partially offset by increased shipments of our Nine West, Anne Klein and Jones New York Collection apparel product lines.

    Wholesale moderate apparel revenues decreased primarily as a result of reduced shipping in our l.e.i., private label denim, Norton McNaughton and Erika product lines. These reductions were partially offset by increases in our Gloria Vanderbilt, Nine & Company and Energie product lines as well as initial shipments of our Pappagallo, Latina, C.L.O.T.H.E.S. and Rena Rowan product lines and the W private label product line.

    Wholesale footwear and accessories revenues decreased primarily due to decreased shipping in our Nine West accessories and footwear product lines.

    Retail revenues increased as the result of $133.8 million in sales from the locations added as a result of the Barneys acquisition and sales from new footwear and apparel store openings, partially offset by a 2.9% decrease in comparable store sales. We estimate that the impact from hurricanes Katrina and Rita reduced retail sales by approximately $2.0 million due to store locations that were damaged by these storms. We began the third fiscal quarter of 2005 with 1,054 retail locations and had a net increase of 11 locations during the quarter to end the quarter with 1,065 locations.

    Gross Profit. The gross profit margin decreased to 34.8% in the third fiscal quarter of 2005 compared to 35.6% in the third fiscal quarter of 2004.

    Wholesale better apparel gross profit margins were 34.3% and 33.9% for the third fiscal quarters of 2005 and 2004, respectively. The increase was a result of reduced air freight costs in our Kasper, Le Suit and Anne Klein suit divisions.

    Wholesale moderate apparel gross profit margins were 19.2% and 25.6% for the third fiscal quarters of 2005 and 2004, respectively. The decrease was a result of a lower margins in our l.e.i. and private label denim businesses primarily due to $13.5 million of costs related to the denim restructuring, an estimated $3.6 million in costs due to excess capacity in our denim manufacturing operations and additional product costs that were not passed through to the customer, partially offset by a higher percentage of Gloria Vanderbilt product shipments, which carry a higher gross margin.

    Wholesale footwear and accessories gross profit margins were 32.5% and 32.7% for the third fiscal quarters of 2005 and 2004, respectively. The decrease was primarily due to declines in our wholesale accessories business due to a higher level of sales to off-price retailers as well as a higher percentage of international sales, which carry lower gross margins than the segment average. These decreases offset prior period costs of $6.0 million related to adjustments required under purchase accounting to write up acquired Maxwell inventories to market value.

    Retail gross profit margins were 49.4% and 51.9% for the third fiscal quarters of 2005 and 2004, respectively. The decrease was primarily the result of the effects of the addition of the acquired Barneys retail locations, which generate lower margins than the historical segment average.

    Selling, General and Administrative ("SG&A") Expenses. SG&A expenses of $321.8 million in the third fiscal quarter of 2005 represented an increase of $24.6 million from the $297.2 million reported for the third fiscal quarter of 2004. In the third fiscal quarter of 2005, Barneys added $53.9 million to the retail segment, which includes $0.2 million of amortization of acquired intangible assets and unfavorable leases. SG&A expenses for the third fiscal quarter of 2005 also included one-time gains of $5.1 million in the better wholesale apparel segment as a result of a recovery of unauthorized markdown allowances from Saks Incorporated (relating to sales made by Kasper prior to the date of acquisition) and $5.2 million in the retail segment from a landlord repurchase of a retail store operating lease, offset by $1.7 million related to the denim restructuring in the wholesale moderate apparel segment. The prior period amount included $10.8 million of amortization of the Maxwell purchase price that was assigned to acquired customer orders.

    Operating Income. The resulting operating income for the third fiscal quarter of 2005 of $139.6 million decreased $24.8 million from the $164.4 million for the third fiscal quarter of 2004, due to the factors described above.

    Net Interest Expense. Net interest expense was $19.5 million in the third fiscal quarter of 2005 compared to $11.9 million in the third fiscal quarter of 2004. The increase was primarily the result of interest related to $750.0 million of Senior Notes that were issued in November 2004.

    Provision for Income Taxes. The effective income tax rate was 36.6% for the third fiscal quarter of 2005 and 37.5% for the third fiscal quarter of 2004. The difference was primarily driven by a U.S. tax benefit associated with the repatriation of earnings from our Canadian subsidiaries during the third fiscal quarter of 2005, partially offset by a higher state tax rate as a result of the Barneys acquisition.

    Net Income and Earnings Per Share. Net income was $76.8 million in the third fiscal quarter of 2005, a decrease of $19.0 million from the net income of $95.8 million earned in the third fiscal quarter of 2004. Diluted earnings per share for the third fiscal quarter of 2005 was $0.65 compared to $0.77 for the third fiscal quarter of 2004, on 5.9% fewer shares outstanding.

Fiscal Nine Months Ended October 1, 2005 Compared to Fiscal Nine Months Ended October 2, 2004

    Revenues.  Total revenues for the first fiscal nine months of 2005 were $3.85 billion compared to $3.57 billion for the first fiscal nine months of 2004, an increase of 8.0%.

    Revenues by segment were as follows:

(In millions)	First Fiscal Nine Months of 2005	First Fiscal Nine Months of 2004	Increase/ (Decrease)	Percent Change
Wholesale better apparel	$ 1,125.9	$ 1,164.8	$(38.9)	(3.3%)
Wholesale moderate apparel	999.4	1,055.0	(55.6)	(5.3%)
Wholesale footwear and accessories	748.7	763.3	(14.6)	(1.9%)
Retail	939.1	546.3	392.8	71.9%
Other	40.1	37.4	2.7	7.2%

Total revenues	$ 3,853.2	$ 3,566.8	$ 286.4	8.0%

    In the wholesale better apparel segment, decreased shipments of our Jones New York Signature, Kasper Suit, Polo Jeans Company, Jones New York Dress and Le Suit product lines were partially offset by increased shipments of our Nine West, Jones New York Collection and Anne Klein product lines.

    Wholesale moderate apparel revenues decreased primarily as a result of a reduction in shipments of our l.e.i., private label denim, Norton McNaughton, Erika and Evan-Picone product lines. These reductions were partially offset by increases in our Gloria Vanderbilt, Bandolino and Nine & Company product lines, as well as initial shipments of several new product lines, including Pappagallo, Latina, Rena Rowan, C.L.O.T.H.E.S., A|Line (which launched in the third quarter of 2004) and the W private label product line.

    Wholesale footwear and accessories revenues decreased primarily due to decreased shipments in our Nine West accessories and our Nine West and Easy Spirit footwear product lines, partially offset by the product lines added as a result of the Maxwell acquisition ($98.6 million for the portion of the current period for which there were no corresponding shipments in the prior period) as well as an increase in our international footwear business.

    Retail revenues increased primarily as the result of $381.0 million in sales from the locations added as a result of the Barneys acquisition and sales from new footwear and apparel store openings, partially offset by a 1.4% decrease in comparable store sales. We began the first fiscal nine months of 2005 with 1,037 retail locations and had a net increase of 28 locations during the period to end the period with 1,065 locations.

    Gross Profit. The gross profit margin decreased to 36.2% in the first fiscal nine months of 2005 compared to 37.5% in the first fiscal nine months of 2004.

    Wholesale better apparel gross profit margins were 35.6% and 36.4% for the first fiscal nine months of 2005 and 2004, respectively. The decrease was a result of lower margins due to higher off-price sales and additional product costs that were not passed through to the customer.

    Wholesale moderate apparel gross profit margins were 23.7% and 27.0% for the first fiscal nine months of 2005 and 2004, respectively. The decrease was a result of lower margins in our l.e.i. and private label denim businesses primarily due to $13.5 million of costs related to the denim restructuring, an estimated $11.9 million in costs due to excess capacity in our denim manufacturing operations, higher levels of sales to off-price retailers and additional product costs that were not passed through to the customer. The decrease was partially offset by higher shipments of higher-margin carrying Gloria Vanderbilt products and improved margins in other product lines resulting from lower levels of sales to off-price retailers.

    Wholesale footwear and accessories gross profit margins were 31.6% and 34.5% for the first fiscal nine months of 2005 and 2004, respectively. The decrease was primarily due to declines in our wholesale accessories business due to a higher level of sales to off-price retailers as well as a higher percentage of international sales, which carry lower gross margins than the segment average. These decreases offset prior period costs of $6.0 million related to adjustments required under purchase accounting to write up acquired Maxwell inventories to market value.

    Retail gross profit margins were 50.3% and 53.7% for the first fiscal nine months of 2005 and 2004, respectively. The decrease was primarily the result of the effects of the addition of the acquired Barneys retail locations, which generate lower margins than the historical segment average.

    SG&A Expenses. SG&A expenses of $991.3 million in the first fiscal nine months of 2005 represented an increase of $115.6 million from the $875.7 million reported for the first fiscal nine months of 2004. In the first fiscal nine months of 2005, Barneys added $151.0 million to the retail segment, which includes $0.6 million of amortization of acquired intangible assets and unfavorable leases. SG&A expenses for the first fiscal nine months of 2005 included approximately $3.1 million as a result of an arbitration award to a former employee and $1.7 million related to the denim restructuring in the wholesale moderate apparel segment, offset by one-time gains of $5.1 million in the better wholesale apparel segment as a result of a recovery of unauthorized markdown allowances from Saks Incorporated (relating to sales made by Kasper prior to the date of acquisition) and $5.2 million in the retail segment from a landlord repurchase of a retail store operating lease. The prior period included an $8.4 million writeoff of unamortized bond discounts and debt issue costs in the wholesale better apparel segment resulting from the redemption of all of our outstanding Zero Coupon Convertible Senior Notes due 2021 and $10.8 million of amortization of the Maxwell purchase price that was assigned to acquired customer orders.

    Operating Income. The resulting operating income for the first fiscal nine months of 2005 of $403.4 million decreased $57.5 million from the $460.9 million for the first fiscal nine months of 2004, due to the factors described above.

    Net Interest Expense. Net interest expense was $56.4 million in the first fiscal nine months of 2005 compared to $34.6 million in the first fiscal nine months of 2004. The increase was primarily the result of interest related to $750.0 million of Senior Notes that were issued in November 2004.

    Provision for Income Taxes. The effective income tax rate was 37.5% for both the first fiscal nine months of 2005 and 2004. A U.S. tax benefit associated with the repatriation of earnings from our Canadian subsidiaries during the third fiscal quarter of 2005 was offset by a higher state tax rate for the first fiscal nine months of 2005 as a result of the Barneys acquisition.

    Net Income and Earnings Per Share. Net income was $218.6 million in the first fiscal nine months of 2005, a decrease of $49.1 million from the net income of $267.7 million earned in the first fiscal nine months of 2004. Diluted earnings per share for the first fiscal nine months of 2005 was $1.82 compared to $2.11 for the first fiscal nine months of 2004, on 5.7% fewer shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal capital requirements have been to fund acquisitions, pay dividends, working capital needs, capital expenditures and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations and expansion. As of October 1, 2005, total cash and cash equivalents were $29.4 million, a decrease of $15.6 million from the $45.0 million reported as of December 31, 2004.

    Operating activities provided $101.6 million and $84.7 million in the first fiscal nine months of 2005 and 2004, respectively. The difference was primarily due to a reduction in accounts receivable due to lower levels of net sales of wholesale apparel and footwear products, offset by increased levels of inventory to support new retail stores and new moderate apparel product lines as well as earlier receipt of better apparel goods. The prior period also reflected usage of cash to pay accrued liabilities acquired as part of the Maxwell acquisition.

    Investing activities used $65.0 million and $324.9 million in the first fiscal nine months of 2005 and 2004, respectively. The difference was primarily due to payments relating to the Maxwell and Kasper acquisitions in the prior period, offset by a higher level of capital expenditures in the current period.

    Financing activities used $51.5 million in the first fiscal nine months of 2005. Borrowings under our Senior Credit Facilities were offset by repurchases of our common stock, the payment of dividends to our common shareholders and the redemption at maturity of our $129.6 million outstanding 8.375% Senior Notes due 2005 at par on August 15, 2005.

    Financing activities used $63.7 million in the first fiscal nine months of 2004. Borrowings under our Senior Credit Facilities were offset by the redemption of our outstanding Zero Coupon Notes and 7.50% Senior Notes due 2004, repurchases of our common stock and the payment of dividends to our common shareholders.

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

    We repurchased $199.3 million of our common stock on the open market during the first fiscal nine months of 2005 and $163.1 million during the first fiscal nine months of 2004. As of October 1, 2005, a total of $1.06 billion had been expended under announced programs to acquire up to $1.15 billion of such shares. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition. Proceeds from the issuance of common stock to our employees exercising stock options amounted to $10.5 million and $32.6 million in the first fiscal nine months of 2005 and 2004, respectively.

    At October 1, 2005, we had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.75 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for a $1.0 billion five-year revolving credit facility that expires in June 2009 and a $750.0 million five-year revolving credit facility that expires in June 2010 (which replaced a similar $500.0 million three-year revolving credit facility in May 2005). At October 1, 2005, $598.5 million was outstanding under the credit facility that expires in June 2009 (comprised of $300.0 million in cash borrowings and $298.5 million in outstanding letters of credit) and $78.5 million in cash borrowings was outstanding under the credit facility that expires in June 2010. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require us to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on our ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers and pay dividends.

    At October 1, 2005, we also had a C$10.0 million unsecured line of credit in Canada, under which C$0.2 million of letters of credit were outstanding.

    On October 26, 2005, we announced that the Board of Directors had declared a quarterly cash dividend of $0.12 per share to all common stockholders of record as of November 14, 2005 for payment on December 2, 2005.

    We have two joint ventures with HCL Technologies Limited to provide us with computer consulting, programming and associated support services. As of October 1, 2005, we have committed to purchase $7.3 million in services from these joint venture companies through June 30, 2007.

    We also have a joint venture with Sutton Developments Pty. Ltd. ("Sutton") to operate retail locations in Australia. We have unconditionally guaranteed up to $7.0 million of borrowings under the joint venture's uncommitted credit facility and up to $0.4 million of presettlement risk associated with foreign exchange transactions. Sutton is required to reimburse us for 50% of any payments made under these guarantees. At October 1, 2005, the outstanding balance subject to these guarantees was approximately $0.8 million.

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

    The primary interest rate exposures on floating rate financing arrangements are with respect to United States and Canadian short-term interest rates. We had approximately $1.75 billion in variable rate credit facilities at October 1, 2005.

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

    On April 22, 2005, Polo filed a motion in the Appellate Division to reargue its March 24, 2005 order and/or for permission to appeal to the New York Court of Appeals. On June 23, 2005, the Appellate Division denied Polo's motion for reargument and granted Polo leave to appeal to the New York Court of Appeals to determine whether the Appellate Division properly affirmed the trial court's orders. Polo is now appealing the Appellate Division's order in the New York Court of Appeals. On September 7, 2005, the New York Court of Appeals set a briefing schedule for this appeal, which contemplates all briefs being filed by January 6, 2006.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

    The following table sets forth the repurchases of our common stock for the fiscal quarter ended October 1, 2005.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 3, 2005 to July 30, 2005	-	-	-	$133,756,228
July 31, 2005 to August 27, 2005	1,000,000	$29.13	1,000,000	$104,623,013
August 28, 2005 to October 1, 2005	450,000	$27.79	450,000	$92,118,888
Total	1,450,000	$28.72	1,450,000	$92,118,888

    These repurchases were made under a program announced on May 5, 2005 for $150.0 million. This plan has no expiration date.

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

JONES APPAREL GROUP, INC.
(Registrant)

Date: November 1, 2005	By /s/ Peter Boneparth PETER BONEPARTH Chief Executive Officer By /s/ Wesley R. Card WESLEY R. CARD Chief Operating and Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32[o]	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________
* Filed herewith.
o Furnished herewith.