Form 10-K
period 2005-12-31
JONES APPAREL GROUP INC
filed 2006-02-28
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission file number 1-10746

JONES APPAREL GROUP, INC.
 (Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	06-0935166 (I.R.S. Employer Identification No.)

250 Rittenhouse Circle, Bristol, Pennsylvania (Address of principal executive offices)	19007 (Zip Code)

Registrant's telephone number, including area code: (215) 785-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.01 par value	Name of each exchange on which registered New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [X] Yes [  ] No

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

        The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the registrant's common stock as reported on the New York Stock Exchange composite tape on July 1, 2005, was approximately $3,596,833,857.

        As of February 27, 2006, 114,204,125 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:

Document	Part
Those portions of the registrant's proxy statement for the registrant's 2006 Annual Meeting of Stockholders (the "Proxy Statement") that are specifically identified herein as incorporated by reference into this Form 10-K.	III

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
  lowered levels of consumer spending resulting from a general economic downturn or lower levels of consumer confidence;
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
  our ability to identify acquisition candidates and, in an increasingly competitive environment for such acquisitions, acquire such businesses on reasonable financial and other terms;
  the integration of the organizations and operations of any acquired businesses into our existing organization and operations;
  our reliance on independent foreign manufacturers;
  changes in the costs of raw materials, labor and advertising;
  the general inability to obtain higher wholesale prices for our products that we have experienced for many years;
  the uncertainties of sourcing associated with the new environment in which general quota has expired on apparel products (while China has agreed to safeguard quota on certain classes of apparel products through 2008, political pressure will likely continue for restraint on importation of apparel);
  our ability to successfully implement new operational and financial computer systems; and
  our ability to secure and protect trademarks and other intellectual property rights.

        All statements other than statements of historical facts included in this Report, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in this Report in conjunction with the forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements. We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise.

WEBSITE ACCESS TO COMPANY REPORTS

        Copies of our filings under the Securities Exchange Act of 1934 (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports) are available free of charge on our investor relations website at www.jny.com on the same day they are electronically filed with the SEC.

PART I

ITEM 1. BUSINESS

General

        Jones Apparel Group, Inc. is a leading designer, marketer and wholesaler of branded apparel, footwear and accessories. We also market directly to consumers through our chain of specialty retail and value-based stores, and operate the Barneys chain of luxury stores. Our nationally recognized brands include Jones New York, Evan-Picone, Norton McNaughton, Gloria Vanderbilt, Erika, l.e.i., Energie, Nine West, Easy Spirit, Enzo Angiolini, Bandolino, Joan & David, Mootsies Tootsies, Sam & Libby, Napier, Judith Jack, Kasper, Anne Klein, Albert Nipon, Le Suit and Barneys New York. The Company also markets costume jewelry under the Givenchy brand licensed from Givenchy Corporation and footwear under the Dockers Women brand licensed from Levi Strauss & Co. Each brand is differentiated by its own distinctive styling, pricing strategy, distribution channel and target consumer. We primarily contract for the manufacture of our products through a worldwide network of quality manufacturers. We have capitalized on our nationally known brand names by entering into various licenses for several of our trademarks, including Jones New York, Evan-Picone, Anne Klein New York, Nine West, Gloria Vanderbilt and l.e.i., with select manufacturers of women's and men's products which we do not manufacture. For more than 30 years, we have built a reputation for excellence in product quality and value, and in operational execution.

Sale of Polo Jeans Company Business

        On January 22, 2006, we entered into a Stock Purchase Agreement with Polo Ralph Lauren Corporation ("Polo") and certain of its subsidiaries with respect to the sale to Polo of all outstanding stock of Sun. We also entered into a settlement and release agreement with Polo to settle the pending litigation between the respective parties, including our former President, upon closing (see "Item 3. Legal Proceedings"). The transactions closed on February 3, 2006. Sun's assets and liabilities on the closing date primarily related to the Polo Jeans Company business, which Sun operated under long-term license and design agreements entered into with Polo in 1995. We retained distribution and product development facilities in El Paso, Texas, along with certain working capital items, including accounts receivable and accounts payable. In addition, as part of the agreements, we will continue to provide certain support services to Polo (including manufacturing, distribution, information technology and other financial and administrative functions) for a limited period of time.

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

Wholesale Better Apparel

        Our brands cover a broad array of categories for the women's markets. Within those brands, various product classifications include career and casual sportswear, jeanswear, dresses, suits, and a combination of all components termed lifestyle collection. We also produce a collection of sportswear under the Anne Klein New York brand and suits under the Albert Nipon brand that are priced for the bridge market. Career and casual sportswear are marketed as individual items or groups of skirts, pants, shorts, jackets, blouses, sweaters and related accessories which, while sold as separates, are coordinated as to styles, color schemes and fabrics, and are designed to be worn together. New collections are introduced in the four principal selling seasons - Spring, Summer, Fall and Holiday. Each season is comprised of a series of individual items or groups which have systematically spaced shipment dates to ensure a fresh flow of goods to the retail floor. In addition, certain labels offer key item styles, which are less seasonal in nature, on a replenishment basis (which ship generally within three to five days from receipt of order).

        The following table summarizes selected aspects of the products sold under both our brands and licensed brands:

Group	Products	Label	Product Classification	Retail Price Points
Jones New York	Skirts, blouses, pants, jackets, sweaters, jeanswear, suits, dresses, casual tops, outerwear, shorts	Jones New York Jones New York Signature Jones New York Sport Jones Jeans Jones New York Country Jones New York Dress Jones New York Suit	Collection Sportswear Lifestyle Casual Sportswear Casual Sportswear Lifestyle Dresses Suits	$15 - $456
Nine West	Skirts, blouses, pants, jackets, sweaters, dresses, outerwear, shorts, casual tops	Nine West	Lifestyle	$17 - $499
Anne Klein	Skirts, blouses, pants, jackets, sweaters, vests, dresses, casual tops	Anne Klein New York AK Anne Klein AK Sport Anne Klein Dress	Collection Sportswear Collection Sportswear Casual Sportswear Dresses	$55 - $1,995 $21 - $547 $22 - $152 $70 - $300
Other	Skirts, blouses, pants, jackets, sweaters, suits, dresses	Kasper Albert Nipon Evan-Picone Dress Le Suit	Suits, Dresses, Sportswear Suits Dresses Suits	$98 - $434 $274 - $1,034 $69 - $190 $147 - $320

Wholesale Moderate Apparel

        Our brands cover a broad array of categories for the women's, juniors and girls markets. Within those brands, various product classifications include career and casual sportswear, jeanswear, dresses, suits, and a combination of all components termed lifestyle collection. Career and casual sportswear are marketed as individual items or groups of skirts, pants, shorts, jackets, blouses, sweaters and related accessories which, while sold as separates, are coordinated as to styles, color schemes and fabrics, and are designed to be worn together. New collections are introduced in the four principal selling seasons - Spring, Summer, Fall and Holiday. Each season is comprised of a series of individual items or groups which have scheduled shipment dates to ensure a fresh flow of goods to the retail floor. In addition, certain labels offer key item styles, which are less seasonal in nature, on a replenishment basis (which ship generally within five days from receipt of order).

        The following table summarizes selected aspects of the products sold under our brands:

Group	Products	Label	Product Classification	Retail Price Points
Jones New York	Skirts, blouses, jackets, sweaters, casual tops	Jones Wear Jones Wear Jeans	Collection Sportswear Casual Sportswear	$17 - $86
Nine West	Skirts, blouses, jackets, sweaters, casual tops	Nine & Company Bandolino	Lifestyle Casual Sportswear	$22 - $134
McNaughton	Skirts, blouses, jackets, sweaters, casual tops	Norton McNaughton	Collection Sportswear	$29 - $129
Gloria Vanderbilt	Skirts, blouses, shorts, jackets, sweaters, jeanswear, capris, casual tops	Gloria Vanderbilt	Lifestyle Casual Sportswear	$13 - $58
Other	Skirts, blouses, pants, jackets, sweaters, jeanswear, dresses, casual tops and bottoms	Evan-Picone Energie Erika l.e.i. Jeanstar A|Line Pappagallo Rena Rowan Glo/Glo Girls Whip-O-Will C.L.O.T.H.E.S. W	Lifestyle
Casual Sportswear
Casual Sportswear
Casual Sportswear
Casual Sportswear
Casual Sportswear
Casual Sportswear
Career Sportswear
Casual Sportswear
Casual Sportswear
Casual Sportswear
			Casual Sportswear	$6 - $283

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

Wholesale Footwear and Accessories

        Our wholesale footwear and accessories operations include the sale of both brand name and private label footwear, handbags, small leather goods and costume, semi-precious, sterling silver, and marcasite jewelry. The following table summarizes selected aspects of the products sold under both our brands and licensed brands:

Footwear
Retail Price Points
	Label	Product Classification	Shoes	Boots
Luxury	Bridget Shuster	Contemporary	$145 - $810	$375 - $3,075
Bridge	Circa Joan & David Albert Nipon Garolini Boutique 58	Sophisticated Classics Sophisticated Classics Sophisticated/Contemporary Contemporary	$79 - $125 $185 - $255 $120 - $180 $98 - $125	$139 - $225 --- $200 - $350 $198 - $249
Better	Nine West Nine West Kids Enzo Angiolini AK Anne Klein	Contemporary Children's Sophisticated Classics Modern Classics	$59 - $165 $29 -$45 $60 - $170 $19 - $89	$89 - $320 $45 - $59 $130 - $250 $95 - $189
Upper Moderate	Bandolino Easy Spirit	Modern Classics Comfort/Fit, Active, Sport/Casuals	$59 - $75 $49 - $95	$79 - $149 $69 - $149
Moderate	Nine & Company Westies Pappagallo Gloria Vanderbilt Mootsies Tootsies Mootsies Tootsies Kids Sam & Libby Sam & Libby Kids Dockers Women Jones Wear	Contemporary Contemporary Lifestyle Lifestyle Lifestyle Children's Contemporary Children's Lifestyle Lifestyle	$40 - $60 $35 - $49 $30 - $65 $30 - $40 $30 - $40 $20 - $30 $40 - $60 $19 - $39 $45 - $70 $50	$65 - $100 $79 - $99 --- $59 $40 - $60 --- $80 - $90 $35 - $39 --- ---

Accessories
	Label	Product Classification	Retail Price Points
Luxury	Bridget Shuster	Handbags and Belts	$225 - $850
Bridge	Anne Klein New York Judith Jack	Handbags Marcasite and Sterling Silver Jewelry	$68 - $525 $48 - $1,950
Better	Jones New York Nine West Givenchy	Handbags Handbags, Small Leather Goods and Costume Jewelry Costume and Fashion Jewelry	$78 - $390 $10 - $188 $22 - $325
Upper Moderate	Bandolino	Handbags	$48 - $148
Moderate	Nine & Company Gloria Vanderbilt A|Line Napier l.e.i.	Handbags, Small Leather Goods and Costume Jewelry Handbags, Small Leather Goods and Costume Jewelry Handbags and Small Leather Goods Costume Jewelry Juniors Costume Jewelry	$10 - $42 $20 - $36 $20 - $36 $12 - $150 $8 - $20

Retail

        We market apparel, footwear and accessories directly to consumers through our specialty retail stores operating in malls and urban retail centers, our various value-based ("outlet") stores and luxury stores located in major urban locations. We constantly evaluate both the opportunities for new locations and the results of underperforming locations for possible modification or closure.

        Specialty Retail Stores. At December 31, 2005, we operated a total of 398 specialty retail stores. These stores sell either footwear and accessories or apparel (or a combination of these products) primarily under their respective brand names. Our Nine West, Easy Spirit, Enzo Angiolini and Bandolino retail stores offer selections of exclusive products not marketed to our wholesale customers. Certain of our specialty retail stores also sell products licensed by us, including belts, legwear, outerwear, watches and sunglasses.

        The following table summarizes selected aspects of our specialty retail stores at December 31, 2005. Of these stores, 391 are located within the United States, five are located in the United Kingdom and two are located in Canada. In addition to the stores listed in the table, we participate in a joint venture that operates 33 specialty stores in Australia under the Nine West and Enzo Angiolini names.

			Retail Price Range				Average store size (square feet)
	Number of locations	Brands offered	Shoes and Boots	Accessories	Apparel	Type of locations
Nine West	224	Primarily Nine West	$15 -$320	$5 - $375	$48 - $499	Upscale and regional malls and urban retail centers	1,647
Easy Spirit	125	Primarily Easy Spirit	$16 - $150	$4 - $140	$59 - $159	Upscale and regional malls and urban retail centers	1,396
Enzo Angiolini	16	Primarily Enzo Angiolini	$49 - $260	$6 - $150	$139 - $249	Upscale malls and urban retail centers	1,504
Bandolino	24	Primarily Bandolino	$45 - $159	$10 - $118	$36 - $139	Urban retail locations and regional malls	1,254
Apparel	9	Various	$45 - $89	$3 - $138	$15 - $280	Urban retail locations and regional malls	1,571

        Luxury stores. At December 31, 2005, we operated three Barneys New York flagship stores in prime retail locations in New York City, Beverly Hills and Chicago. The flagship stores, which average 136,667 square feet, establish and promote Barneys New York as a leading retailer of men's and women's fashion. These stores offer customers a wide variety of merchandise, including apparel, accessories, cosmetics and items for the home, catering to affluent, fashion-conscious customers. We also seek to ensure that the ambience of our flagship stores reflects the luxury and distinct style of the merchandise that we sell. The flagship stores in New York and Beverly Hills also include restaurants managed by third-party contractors.

        At December 31, 2005, we operated three Barneys New York regional stores in Manhasset, NY, Seattle, WA and Chestnut Hill, MA. The regional stores, which average 12,133 square feet, provide a limited selection of the merchandise offered in the flagship stores and cater to similar customers as our flagship stores in more localized markets.

        At December 31, 2005, we operated eight Barneys New York CO-OP stores. These free-standing stores, which average 8,272 square feet, are an extension of the CO-OP departments in our flagship stores and focus on providing customers with a selection of high-end, contemporary, urban casual apparel and accessories, often at price points that are slightly lower than our non-CO-OP merchandise. CO-OP stores provide us with the opportunity to develop one of Barneys' fastest growing merchandise categories in a less capital intensive manner, relative to Barneys' other luxury stores. These stores give us the opportunity to enter new markets and expand in our existing markets, while broadening our client base by targeting the younger designer customer. In addition, since we will be attracting our Barneys customer earlier in their life cycle, we also believe this format can serve as the initial entree for the shopper who will ultimately develop into our regional and flagship store customer. Similar to our CO-OP departments, our CO-OP stores offer merchandise from established and emerging designers, as well as our Barneys label.

        Outlet Stores. At December 31, 2005, we operated a total of 674 outlet stores. Our shoe stores focus on breadth of product line, as well as value pricing, and offer a distribution channel for our residual inventories. The majority of the shoe stores' merchandise consists of new production of current and proven prior season's styles, with the remainder of the merchandise consisting of discontinued styles from our specialty retail footwear stores and wholesale divisions. The apparel stores focus on breadth of product line, customer service and value pricing. In addition to our brand name merchandise, these stores also sell merchandise produced by our licensees. The Barneys New York outlet stores leverage the Barneys New York brand to reach a wider audience by providing a lower priced version of the sophistication, style and quality of the retail experience provided in the luxury stores and also provide a clearance vehicle for residual merchandise from the luxury stores.

        The following table summarizes selected aspects of our outlet stores at December 31, 2005. Of these stores, 653 are located within the United States and its territories and 21 are located in Canada. In addition to the stores listed in the table, we participate in a joint venture that operates six outlet stores in Australia under the Nine West name.

	Number of locations	Brands offered	Type of locations	Average store size (square feet)
Nine West	160	Primarily Nine West	Manufacturer outlet centers	2,806
Jones New York	156	Primarily Jones New York, Jones New York Sport and Jones New York Country	Manufacturer outlet centers	3,751
Easy Spirit	110	Primarily Easy Spirit	Manufacturer outlet centers	3,888
Stein Mart (leased footwear departments)	104	All Company footwear brands	Strip centers	2,648
Kasper	81	Primarily Kasper	Manufacturer outlet centers	2,600
Anne Klein	35	Primarily Anne Klein	Manufacturer outlet centers	2,676
Treza	15	Various Company apparel brands in plus sizes	Manufacturer outlet centers	2,905
Barneys New York	12	Various	Manufacturer outlet centers	6,931
Joan & David	1	Primarily Joan & David	Manufacturer outlet center	2,202

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

Licensed Brands

        As a result of the acquisition of Victoria, we obtained the exclusive license to produce, market and distribute costume jewelry in the United States, Canada, Mexico and Japan under the Givenchy trademark pursuant to an agreement with Givenchy, which expires on December 31, 2008. The agreement provides for the payment by us of a percentage of net sales against guaranteed minimum royalty and advertising payments as set forth in the agreement.

        As a result of the acquisition of Maxwell, we obtained the exclusive license to produce and sell women's footwear under the Dockers Women trademark in the United States (including its territories and possessions) pursuant to an agreement with Levi Strauss & Co. and a license to design, develop and market women's and children's shoes under the J. G. Hook and Hook Sport brand names pursuant to an agreement with J. G. Hook, Inc. These agreements expire in December 2008 and December 2006, respectively. The agreements provide for the payment by us of a percentage of net sales against guaranteed minimum royalty payments as set forth in the agreements.

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

        In accordance with standard industry practices for licensed products, we have the right to approve the concepts and designs of all products produced and distributed by our licensees. Similarly, Givenchy and Levi Strauss & Co. also provide design services to us for our licensed products and have the right to approve our designs for the Givenchy and Dockers Women product lines, respectively.

Manufacturing and Quality Control

Apparel

        Apparel sold by us is produced in accordance with our design, specification and production schedules through an extensive network of independent factories located in United States territories, Mexico, China and other locations throughout the world. We also operate manufacturing facilities of our own in Mexico. Approximately 11% of our apparel products were manufactured in the United States territories and Mexico and 89% in other parts of the world (primarily Asia) during 2005. We source a portion of our products in Central and South America, enabling us to take advantage of shorter lead times than other offshore locations due to proximity. Sourcing in this region enables us to utilize current free-trade agreements, which provide that certain articles assembled abroad from United States components are exempt from United States duties on the value of these components.

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

        Our comprehensive quality control program is designed to ensure that raw materials and finished goods meet our exacting standards. Fabrics for garments manufactured are inspected by either independent inspection services or by our contractors upon receipt in their warehouses. Our quality control program includes inspection of both prototypes of each garment prior to cutting by the contractors and a sampling of production garments upon receipt at our warehouse facilities to ensure compliance with our specifications.

        Our Mexican contractors are monitored by an in-house contractor operations group located in Mexico and other foreign manufacturers' operations are monitored by our Hong Kong-based personnel, buying agents located in other countries and independent contractors and inspection services. Finished goods are generally shipped to our warehouses for final inspection and distribution.

        For our sportswear business, we occasionally supply the raw materials to our manufacturers. Otherwise, the raw materials are purchased directly by the manufacturer in accordance with our specifications. Raw materials, which are in most instances made and/or colored especially for us, consist principally of piece goods and yarn and are purchased by us from a number of domestic and foreign textile mills and converters. Our foreign finished goods purchases are generally purchased on a letter of credit basis, while our domestic purchases are generally purchased on open account.

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

        During 2005, approximately 93% of our footwear products were manufactured by independent footwear manufacturers located in Asia (primarily China) and approximately 7% were manufactured by independently owned footwear manufacturers in Brazil. Our handbags and small leather goods are sourced through our own buying offices in China and Hong Kong, which utilize independent third party manufacturers located primarily in China. Products have historically been purchased from the Brazilian and Asian manufacturers in pre-set United States dollar prices, and therefore, we generally have not been adversely affected by fluctuations in exchange rates. We do not have contracts with any of our footwear, handbag or small leather goods manufacturers but, with respect to footwear imported from Brazil and China, we rely on established relationships with our Brazilian and Chinese manufacturers directly and through our independent buying agents. For footwear, quality control reviews are done on-site in the factories by our third-party buying agents primarily to ensure that material and component qualities and fit of the product are in accordance with our specifications. For accessories, quality control reviews are done on-site in the factories by our own locally-based inspection technicians. Our quality control program includes approval of prototypes, as well as approval of final production samples to ensure they meet our high standards.

        We believe that our relationships with our Brazilian and Chinese manufacturers provide us with a responsive and adequate source of supply of our products and, accordingly, give us a significant competitive advantage. We also believe that purchasing a significant percentage of our products in China and Brazil allows us to maximize production flexibility while limiting our capital expenditures, work-in-process inventory and costs of managing a larger production work force. Because of the sophisticated manufacturing techniques of footwear manufacturers, individual production lines can be quickly changed from one style to another, and production of certain styles can be completed in as few as four hours, from uncut leather to boxed footwear.

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

        During 2005, our jewelry products were manufactured primarily by independently-owned jewelry manufacturers in Asia. We believe that the quality and cost of products manufactured by our suppliers provide us with the ability to remain competitive. Sourcing the majority of our products enables us to better control costs and avoid significant capital expenditures, work in process inventory, and costs of managing a larger production workforce. Victoria's history as manufacturers gives them the requisite experience and knowledge to manage their vendors effectively.

        Forecasts for basic jewelry products are produced on a rolling 12-week basis and are adjusted based on point of sale information from retailers. Manufacturing of fashion jewelry products is based on marketing forecasts and sales plans; actual orders are received several weeks after such forecasts are produced. Quality control testing is performed on-site by domestic employees or our own locally-based inspection technicians. Quality assurance checks are also performed upon receipt of finished goods at our distribution facilities.

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

        We have a vigorous factory-auditing program. During 2005, 1,245 audits were conducted (including 773 by independent auditors), including domestic and foreign factories for apparel, footwear, handbag and jewelry products. Our Compliance Auditing staff consists of 21 auditors based in five countries. Eighteen auditors claim English as a second language, and virtually all are multi-lingual and have at least a bachelor's degree from a four-year institution in the United States or abroad. In addition to our own staff, we retain several recognized, unaffiliated workplace compliance audit firms to conduct factory audits on our behalf and to report on such findings, including recommendations for remediation.

        We have entered into a pilot program with faith-based, labor and public pension shareholders to use local non-governmental organizations to perform initial assessments at five factories. The intent of the project is to move toward a model that is more focused on remediation of the issues found during the audit by involving workers and local organizations as part of the remediation process on a continual, ongoing basis. The project has been operating for approximately 18 months since inception, and we are ready to begin training at all five participating facilities in 2006.

        Expanding on our introduction of a more training-based approach, in 2004 we funded training for an initial period of six months with ten footwear and 14 accessories factories. This training was conducted by a China-based labor compliance consulting organization. It addressed setting up policies and procedures with the factories and communicating their policies and procedures throughout the factory workforce. Examples of their policies and procedures are grievance procedures and hiring, promotion, termination and harassment prevention policies. The ten footwear factories committed to another six months of additional training, focusing on production planning to reduce the number of working hours. Jones is funding one-half of the second six months of training in these ten factories. We are also providing ongoing support (but not funding) for seven apparel factories that have engaged the same China-based labor compliance consulting organization. For 2005, seven additional factories have engaged the same compliance consulting organization for an initial six months of consulting services, for which we are funding 50% of the costs.

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

Marketing

        Our ten largest customer groups, principally department stores, accounted for approximately 50% of gross revenues in 2005. In recent years the retail industry has experienced consolidation and other ownership changes. Federated Department Stores, Inc., our second largest customer in 2004, acquired May Department Stores Company, our largest customer in 2004, on August 30, 2005. The combined company accounted for 19% of our 2005 gross revenues.

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

        We also believe there is an increasing focus by the department stores to concentrate an increasing portion of their product assortments within their own private label products. These private label lines compete directly with our product lines and may receive prominent positioning on the retail floor by department stores. While this creates more competition, we believe that our brands are preferred by the consumer.

        Sportswear products are marketed to department stores and specialty retailing customers during "market weeks," which are generally four to six months in advance of the corresponding industry selling seasons. While we typically will allocate a six-week period to market a sportswear line, most major orders are written within the first three weeks of any market period.

        We believe retail demand for our apparel products is enhanced by our ability to provide our retail accounts and consumers with knowledgeable sales support. In this regard, we have an established program to place retail sales specialists in many major department stores for many of our brands, including Jones New York, Jones New York Sport, Jones New York Signature, Kasper and Anne Klein. These individuals have been trained by us to support the sale of our products by educating other store personnel and consumers about our products and by coordinating our marketing activities with those of the stores. In addition, the retail sales specialists provide us with firsthand information concerning consumer reactions to our products. In addition, we have a program of designated sales personnel in which a store agrees to designate certain sales personnel who will devote a substantial portion of their time to selling our products in return for certain benefits.

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

        We work closely with our wholesale jewelry customers to create long-term sales programs, which include choosing among our diverse product lines and implementing sales programs at the store level. A team of sales representatives and sales managers monitor product performance against plan and are responsible for inventory management, using point-of-sale information to respond to shifts in consumer preferences. Management uses this information to adjust product mix and inventory requirements. In addition, field merchandising associates recommend how to display our products, assist with merchandising displays and educate store personnel about us and our products. Retailers are also provided with customized displays and store-level merchandising designed to maximize sales and inventory turnover. By providing retailers with in-store product management, we establish close relationships with retailers, allowing us to maximize product sales and increase floor space allocated to our product lines. We have also placed retail sales specialists in major department stores to support the sale of our Napier, Nine West, Givenchy and Judith Jack jewelry products.

Advertising and Promotion

        We employ a cooperative advertising program for our branded products, whereby we share the cost of certain wholesale customers' advertising and promotional expenses in newspapers, magazines and other media up to either a preset maximum percentage of the customer's purchases or an agreed-upon rate of contribution. An important part of the marketing program includes prominent displays of our products in wholesale customers' fashion catalogs as well as in-store shop displays.

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
  l.e.i. (in lifestyle and fashion magazines and radio),
  Anne Klein New York and AK Anne Klein (in fashion magazines), and
  Jeanstar (in fashion magazines).

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

Licensing of Company Brands

        We have entered into various license agreements under which independent licensees either manufacture, market and sell certain products under our trademarks in accordance with designs furnished or approved by us or distribute our products in certain countries where we do not do business. These licenses, the terms of which (not including renewals) expire at various dates through 2016, typically provide for the payment to us of a percentage of the licensee's net sales of the licensed products against guaranteed minimum royalty payments, which typically increase over the term of the agreement. We are also a party to licensing arrangements pursuant to which three retail stores are operated in Japan and a single in-store department is operated in Singapore under the name Barneys New York.

        The following table sets forth information with respect to select aspects of our licensing business:

Brand	Category
Jones New York	Men's Accessories and Jewelry (U.S., Canada)
Men's Dress Shirts (U.S.)
Men's Neckwear (Canada)
Men's Neckwear (U.S.)
Men's Optical Eyewear (U.S., Canada, Mexico)
Men's Tailored Clothing, Dress Shirts, Outerwear, Dress Slacks (Canada)
Men's Tailored Clothing, Formal Wear (U.S.)
Men's Topcoats, Outerwear (U.S.)
Men's Umbrellas, Rain Accessories (U.S.)
Women's Costume Jewelry (Canada)
Women's Hats (U.S., Canada)
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
Women's Scarves, Wraps and Cold Weather Accessories (U.S., Canada)
Women's Sleepwear, Loungewear (U.S., Canada)
Women's Sunglasses (U.S., Canada)
Women's Umbrellas, Rain Accessories (U.S.)
Women's Watches (Canada)
Women's Wool Coats (U.S.)
Retail Distribution Rights for Women's Apparel, Handbags, Small Leather Goods, Footwear, Belts,
     Sunglasses, Coats, Scarves, as well as Sleepwear if such items are made available in the
Territory (China, Hong Kong, Indonesia, Macau, Malaysia, Singapore, Taiwan, Thailand)
Jones Wear	Women's Costume Jewelry (Canada) Women's Outerwear (Canada) Women's Watches (Canada)
Anne Klein New York	Anne Klein New York Footwear (Worldwide excluding Japan)
AK Anne Klein Costume Jewelry (U.S.)
Belts (U.S., Canada)
Home Sewing Patterns (Worldwide)
Hosiery, Casual Legwear (U.S., Canada)
Outerwear, Wool Coats, Rainwear (U.S.)
Scarves, Cold Weather Accessories, Gloves (U.S., Canada)
Sunglasses, Optical Eyewear (Worldwide)
Swimwear (U.S.)
Umbrellas, Rain Accessories (U.S., Canada)
Watches (Worldwide)
Manufacturing and Distribution Rights for Apparel, Handbags, Belts, Accessories, Costume
     Jewelry, Footwear, Towels (Japan)
Manufacturing and Distribution Rights for Apparel, Handbags, Accessories (Korea)
Retail and Wholesale Distribution Rights for Apparel and Handbags (Central America, South
     America, Caribbean, Dominican Republic)
Retail Distribution Rights for Apparel, Small Leather Goods, Footwear, Handbags, Belts,
     Sunglasses, Watches, Jewelry, Coats, Socks, Scarves, Swimwear, as well as Sleepwear,
     Fragrances, and Cosmetics if such items are made available in the Territory (China, Hong
     Kong, Indonesia, Macau, Malaysia, Singapore, Taiwan, Thailand, Italy, France, Spain,
     United Kingdom)
Retail Distribution Rights for Apparel, Handbags, Accessories, Belts, Sleepwear, Casual Legwear
(Philippines)
A|Line	Costume Jewelry (U.S.) Eyewear (U.S.) Outerwear, Rainwear (U.S.) Scarves (U.S.) Swimwear (U.S.) Watches (U.S.)
Albert Nipon	Men's Tailored Clothing (U.S.) Women's Outerwear (U.S.)
Kasper	Men's Tailored Clothing (U.S., Canada, Mexico)

Brand	Category
Evan-Picone	Men's Tailored Clothing, Formal Wear, Topcoats (U.S.) Women's Sportswear (Japan)
Nine West	Belts (U.S., Canada)
Casual Legwear (U.S., Canada)
Gloves, Cold Weather Accessories (U.S., Canada)
Hats (U.S., Canada)
Leather, Wool, Casual Outerwear, Rainwear (U.S., Canada, Spain)
Luggage (U.S., Canada)
Optical Eyewear (U.S., Canada, China, Mexico)
Sunglasses (U.S., Canada, Spain)
Retail Distribution Rights for Apparel, Footwear, Handbags, Belts, Cold Weather Accessories, Hats,
     Luggage, Sunglasses, Watches, Jewelry, Coats, Legwear, Scarves, as well as Sleepwear,
     Swimwear, Fragrances and Cosmetics if such items are made available in the Territory (China,
Hong Kong, Indonesia, Japan Macau, Malaysia, Philippines, Singapore, Taiwan, Thailand)
Nine & Company	Bed and Bath Products and Accessories (U.S.)
Belts (U.S.)
Casual Legwear (U.S.)
Gloves, Cold Weather Accessories (U.S.)
Hats (U.S.)
Luggage (U.S.)
Leather, Wool, Casual Outerwear, Rainwear (U.S.)
Sleepwear, Loungewear (U.S.)
Slippers (U.S.)
Sunglasses (U.S.)
Watches (U.S.)
Easy Spirit	Slippers (U.S., Canada)
Enzo Angiolini	Sunglasses (U.S.)
Calico	Footwear (U.S.)
Energie	Men's Denim and Sportswear (U.S.) Boys' Denim and Sportswear (4-6x and 8-20) (U.S.)
Gloria Vanderbilt	Knit Tops, Bottoms, ActiveWear, Performance ActiveWear (U.S.)
Sleepwear, Daywear, Loungewear (U.S., Canada)
Infants', Toddlers' and Children's (4-6x) Apparel (U.S., Canada)
Decorative Bedding and Bath Products, Accent Rugs, Pillows, Mattress Pads and Pillow Protectors
(U.S.)
GLO	Infants', Toddlers' and Children's (4-6x) Apparel (U.S.) Swimwear (U.S.)
GLO Girl	Infants', Toddlers' and Children's (4-6x) Apparel (Canada)
l.e.i.	Casual Legwear (U.S.)
Children's Apparel (U.S.)
Footwear (U.S., Canada)
Handbags, Belts, Accessories, Cold Weather Accessories (U.S., Canada)
Hats (U.S., Canada)
Juniors' and Girls' Intimate Apparel (U.S.)
Juniors' and Girls' Outerwear (U.S.)
Juniors' and Girls' Sunglasses (U.S., Canada)
Swimwear (U.S., Canada)
Watches (U.S., Canada)
Joan & David	Manufacturing and Retail Distribution Rights for Apparel, Footwear, Handbags (China, Hong Kong, Indonesia, Japan, Korea, Macau, Malaysia, Philippines, Singapore, Taiwan, Thailand)
Sam & Libby	Men's, Women's and Children's Slippers and Sandals (U.S.)

Brand	Category
International footwear and accessories retail/wholesale distribution	Nine West retail locations (Bahrain, Kuwait, Oman, Qatar, The United Arab Emirates,
     footwear and Jordan, India, Poland)
Nine West retail locations (Saudi Arabia, Lebanon)
Nine West retail locations and wholesale distribution rights for Nine West, Enzo Angiolini,
     Bandolino and Easy Spirit footwear and accessories and AK Anne Klein, Circa Joan & David,
     Sam & Libby and Mootsies Tootsies footwear (Belize, Colombia, Costa Rica, Ecuador,
     El Salvador, Guatemala, Honduras, Nicaragua, Panama, Venezuela, the Dominican Republic,
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
Wholesale distribution rights for Nine West and Napier costume jewelry (Canada)

Trademarks

        We utilize a variety of trademarks which we own, including Jones New York, Jones New York Signature, Jones New York Sport, Jones Wear, Jones New York Country, Jones Jeans, Evan-Picone, Norton McNaughton, Erika, Energie, Nine West, Easy Spirit, Enzo Angiolini, Bandolino, Nine & Company, Westies, Bridget Shuster, Pappagallo, Garolini, Joan & David, Mootsies Tootsies, Sam & Libby, Napier, Richelieu, Judith Jack, Gloria Vanderbilt, GLO, l.e.i., Albert Nipon, Anne Klein, Anne Klein New York, AK Anne Klein, A|Line, Kasper, Le Suit, Jeanstar, C.L.O.T.H.E.S., Whip-O-Will and Barneys New York. We have registered or applied for registration for these and other trademarks for use on a variety of items of apparel, footwear, accessories and/or related products and, in some cases, for retail store services, in the United States and certain other countries. The expiration dates of the United States trademark registrations for our material registered trademarks are as follows, with our other registered foreign and domestic trademarks expiring at various dates through 2020. Certain brands such as Jones New York are sold under several related trademarks; in these instances, the range of expiration dates is provided. All marks are subject to renewal in the ordinary course of business if no third party successfully challenges such registrations and, in the case of domestic and certain foreign registrations, applicable use and related filing requirements for the goods and services covered by such registrations have been met.

Trademark	Expiration Dates	Trademark	Expiration Dates	Trademark	Expiration Dates
Jones New York	2006-2015	Napier	2009	Anne Klein	2006-2015
Jones New York Sport	2013	Judith Jack	2012	Kasper	2012
Evan-Picone	2013	Norton McNaughton	2014	Le Suit	2008
Nine West	2011-2013	Erika	2014	Joan & David	2012-2015
Easy Spirit	2007-2013	Energie	2015	Mootsies Tootsies	2010
Enzo Angiolini	2008-2014	Gloria Vanderbilt	2012-2015	Sam & Libby	2013
Bandolino	2011	l.e.i.	2010-2013	Barneys New York	2007-2015
Nine & Company	2012-2015	Albert Nipon	2007-2012

        We carefully monitor trademark expiration dates to provide uninterrupted registration of our material trademarks. We also license the Givenchy, Dockers Women, J. G. Hook and Hook Sport trademarks (see "Licensed Brands" above).

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

Backlog

        We had unfilled customer orders of approximately $1.2 billion and $1.4 billion at December 31, 2005 and December 31, 2004, respectively. These amounts include both confirmed and unconfirmed orders which we believe, based on industry practice and past experience, will be confirmed. The amount of unfilled orders at a particular time is affected by a number of factors, including the mix of product, the timing of the receipt and processing of customer orders and scheduling of the manufacture and shipping of the product, which in some instances is dependent on the desires of the customer. Backlog is also affected by a continuing trend among customers to reduce the lead time on their orders. Due to these factors, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Employees

        At December 31, 2005, we had approximately 13,530 full-time employees. This total includes approximately 6,375 in quality control, production, design and distribution positions, approximately 2,990 in administrative, sales, clerical and office positions and approximately 4,165 in our retail stores. We also employ approximately 4,900 part-time employees, of which approximately 4,785 work in our retail stores.

        Approximately 115 of our employees located in Bristol, Pennsylvania are members of the Teamsters Union, which has a collective bargaining agreement with us expiring in March 2006. Approximately 80 of our employees located in Vaughan, Ontario are members of the Laundry and Linen Drivers and Industrial Workers Union, which has a collective bargaining agreement with us expiring in March 2006. Approximately 730 of our employees located in Mexico are members of an affiliate of the Cofederacion de Trabajadores Mexicanos, which has a collective bargaining agreement expiring on January 1, 2007. Approximately 225 of our employees are members of the Union of Needletrades, Industrial and Textile Employees, which has a labor agreement with Kasper that expires on May 31, 2007. Approximately 890 of our employees are members of UNITE HERE, which has various labor agreements with Barneys that expire between February 28, 2007 and April 30, 2011. We consider our relations with our employees to be satisfactory.

Jones New York in the Classroom

        On May 3, 2005, we announced the launch of a charitable cause initiative, including the establishment of Jones New York In The Classroom, Inc., a not-for-profit corporation, with an initial grant from us of $1 million and a commitment of our continued support. Jones New York In The Classroom is dedicated to improving the quality of education in America and inspiring others, both individuals and corporations, to do the same through support of teachers and vital teacher-based programs in America's public schools. It is focused on four areas of support for teachers: recruitment, retention, professional development and recognition and support. Our initial donation was earmarked to support each of the four non-profit organizations selected by Jones New York In The Classroom to benefit from its programs and fundraising: TeachersCount, New Teacher Academy, Fund for Teachers and Adopt-A-Classroom. Each of these organizations addresses one or more of Jones New York In The Classroom's areas of focus.

        Our commitment goes beyond our initial $1 million grant and includes support for events to raise public awareness of Jones New York In The Classroom and its goals for teachers and education, as well as initiatives to encourage our employees to participate in volunteer opportunities and fundraising for Jones New York In The Classroom, and the other non-profit organizations Jones New York In The Classroom is supporting. Our corporate employees have the opportunity to volunteer up to three hours of paid time off each month in educational facilities in their local communities, totaling more than 250,000 hours annually in support of teachers and education. Each of our business locations is encouraged to raise or budget funds to adopt a classroom to help with daily classroom needs through Adopt-A-Classroom. Working with our retail customers, we have supported Jones New York In The Classroom with in-store marketing programs, including a limited edition t-shirt featuring artwork by New York City artist Ryan McGinness, and a dedicated shopping week during which 10 percent of our profits on sales of certain merchandise (up to $500,000) were donated to Jones New York In The Classroom. Additional activities we have participated in include assisting Jones New York In The Classroom in forming a national advisory committee comprised of education professionals; designing, developing and hosting a website for the charity and developing car magnets for sale by the charity to raise funds; partnering with The Home Depot, interior designer Laurie Smith and O, the Oprah magazine (which provided in-book space for the promotion of the program) for Back to School, Back to Style teacher and classroom makeovers; and funding other in-store school-themed events to raise awareness of Jones New York In The Classroom and the four non-profit organizations it has committed to support.

Strategic Review and Restructuring

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

        On July 11, 2005, we announced that we had completed a comprehensive review of our denim manufacturing operations located in Mexico. The primary action plan arising from this review resulted in the closing of the laundry, assembly and distribution operations located in San Luis, Mexico. All manufacturing has been consolidated into existing operations in Durango and Torreon, Mexico. A total of 3,170 employees have been terminated as a result of the closure. We have undertaken a number of measures to assist affected employees, including severance and benefits packages. As a result of this consolidation, we expect that our manufacturing operations will perform more efficiently, thereby improving our operating performance.

        In December 2005, we closed our distribution center in Bristol, Pennsylvania. A total of 120 employees have been affected by the closure.

        We have completed a strategic review of our operating infrastructure to improve profitability and to ensure we are properly positioned for the long-term benefit of our shareholders. By proactively reviewing our infrastructure, systems and operating processes at a time when the industry is undergoing consolidation and change, we plan to eliminate redundancies and improve our overall cost structure and margin performance.

Supply Chain Management
  We are in the process of implementing a product development management system which will ultimately be integrated with our third-party manufacturers.
  We are utilizing the capabilities of our third-party manufacturers to increase pre-production collaboration efforts with them, thereby increasing speed to market and improving margins. This has already been achieved in some of the moderate and better apparel businesses, and will continue to be expanded across most of our businesses.
  We have selected SAP Apparel and Footwear Solution as our enterprise resource planning system, which will be implemented company-wide utilizing one universal platform.
  The logistics network is being analyzed in an effort to reduce costs and increase efficiency by following a tiered approach of (i) multiple product usage of existing distribution centers, (ii) utilizing third party logistics providers, and (iii) ultimately direct shipping from factory to vendor.
  In response to the elimination of apparel quotas and other trade safeguards, we are in the process of consolidating our third-party manufacturing to a more concentrated vendor matrix.

General and Administrative Areas

  We have completed a review of all general and administrative support areas and will implement best practices in connection with the migration of our current systems to the SAP Apparel and Footwear Solution platform.

        The reviews have been completed, and we estimate that the implementation and execution of the initiatives underway will be substantially completed by mid-2008. We are targeting annual savings of approximately $100 million once all the initiatives have been implemented.

ITEM 1A. RISK FACTORS

        There are certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated. Risks and uncertainties that could adversely affect us include, without limitation, the following factors.

        The apparel, footwear and accessories industries are highly competitive. Any increased competition could result in reduced sales or prices, or both, which could have a material adverse effect on us.

        Apparel, footwear and accessories companies face competition on many fronts, including the following:

  establishing and maintaining favorable brand recognition;
  developing products that appeal to consumers;
  pricing products appropriately; and
  obtaining access to retail outlets and sufficient floor space.

        There is intense competition in the sectors of the apparel, footwear and accessories industries in which we participate. We compete with many other manufacturers and retailers, some of which are larger and have greater resources than we do. Any increased competition could result in reduced sales or prices, or both, which could have a material adverse effect on us.

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

        We also believe there is an increasing focus by the department stores to concentrate an increasing portion of their product assortments within their own private label products. These private label lines compete directly with our product lines and may receive prominent positioning on the retail floor by department stores. While this creates more competition, our independent studies indicate that our brands are preferred by the consumer.

        We may not be able to respond to changing fashion and retail trends in a timely manner, which could have a material adverse effect on us.

        The apparel, footwear and accessories industries have historically been subject to rapidly changing fashion trends and consumer preferences. We believe that our success is largely dependent on our ability to anticipate and respond promptly to changing consumer demands and fashion trends in the design, styling and production of our products. If we cannot gauge consumer needs and fashion trends and respond appropriately, then consumers may not purchase our products, and this could have a material adverse effect on us.

        We believe that consumers in the United States are shopping less in department stores (our traditional distribution channel) and more in other channels, such as specialty shops and mid-tier locations where value is perceived to be higher. We have responded to these trends by enhancing the brand equity of our labels through our focus on design, quality and value, and through strategic acquisitions which provide significant diversification to the business by successfully adding new distribution channels, labels and product lines. Despite our efforts to respond to these trends, there can be no assurance that these trends will not have a material adverse effect on us.

        The apparel, footwear and accessories industries are heavily influenced by general economic cycles. A prolonged period of depressed consumer spending would have a material adverse effect on us.

        Purchases of apparel, footwear and related goods generally decline during recessionary periods when disposable income is low. In such an environment, promotional selling would adversely affect our profitability.

        The loss of any of our largest customers could have a material adverse effect on us.

        Our ten largest customer groups, principally department stores, accounted for approximately 50% of revenues in 2005. In recent years the retail industry has experienced consolidation and other ownership changes. Federated Department Stores, Inc., our second largest customer in 2004, acquired May Department Stores Company, our largest customer in 2004, on August 30, 2005. The combined company accounted for approximately 19% of our 2005 gross revenues.

        We believe that purchasing decisions are generally made independently by individual department stores within a customer group. There has been a trend, however, toward more centralized purchasing decisions. As such decisions become more centralized, the risk to us of such concentration increases. A decision by the controlling owner of a customer group of department stores to modify those customers' relationships with us (for example, decreasing the amount of product purchased from us, modifying floor space allocated to apparel in general or our products specifically, or focusing on promotion of private label products rather than our products) could have a material adverse effect on us. Furthermore, we believe a trend exists among our major customers to concentrate purchasing among a narrowing group of vendors. To the extent any of our key customers reduces the number of vendors and consequently does not purchase from us, this could have a material adverse effect on us.

        In the future, retailers may have financial problems or consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could further increase the concentration of our customers. The loss of any of our largest customers, or the bankruptcy or material financial difficulty of any customer or any of the companies listed above, could have a material adverse effect on us. We do not have long-term contracts with any of our customers, and sales to customers generally occur on an order-by-order basis. As a result, customers can terminate their relationships with us at any time or under certain circumstances cancel or delay orders.

        The loss or infringement of our trademarks and other proprietary rights could have a material adverse effect on us.

        We believe that our trademarks and other proprietary rights are important to our success and competitive position. Accordingly, we devote substantial resources to the establishment and protection of our trademarks on a worldwide basis. There can be no assurances that such actions taken to establish and protect our trademarks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violative of their trademarks and proprietary rights. Moreover, there can be no assurances that others will not assert rights in, or ownership of, our trademarks and other proprietary rights or that we will be able to successfully resolve such conflicts. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. The loss of such trademarks and other proprietary rights, or the loss of the exclusive use of such trademarks and other proprietary rights, could have a material adverse effect on us. Any litigation regarding our trademarks could be time-consuming and costly.

        As of December 31, 2005, the book value of our goodwill and other intangibles was $2.9 billion. We utilize independent third-party appraisals to estimate the fair value of both our goodwill and our intangible assets with indefinite lives. These appraisals are based on projected cash flows and interest rates. If interest rates or future cash flows were to differ significantly from the assumptions used in these projections, material non-cash impairment losses could result where the estimated fair values of these assets become less than their carrying amounts.

        The extent of our foreign operations and manufacturing may adversely affect our domestic business.

        In 2005, approximately 89% of our apparel products were manufactured outside of the United States and Mexico, primarily in Asia, while approximately 11% were manufactured in the United States and Mexico. Nearly all of our footwear and accessories products were manufactured outside of North America in 2005 as well. The following may adversely affect foreign operations:

  political instability in countries where contractors and suppliers are located;
  imposition of regulations and quotas relating to imports;
  imposition of duties, taxes and other charges on imports;
  significant fluctuation of the value of the dollar against foreign currencies; and
  restrictions on the transfer of funds to or from foreign countries.

        As a result of our substantial foreign operations, our domestic business is subject to the following risks:

  uncertainties of sourcing associated with the new environment in which quota has been eliminated on apparel products pursuant to the World Trade Organization Agreement, effective January 1, 2005 (although China has agreed to safeguard quota on certain classes of apparel products through 2008 as a result of a surge in exports to the United States, political pressure will likely continue for restraint on importation of apparel);
  reduced manufacturing flexibility because of geographic distance between us and our foreign manufacturers, increasing the risk that we may have to mark down unsold inventory as a result of misjudging the market for a foreign-made product; and
  violations by foreign contractors of labor and wage standards and resulting adverse publicity.

        Fluctuations in the price, availability and quality of raw materials could cause delay and increase costs.

        Fluctuations in the price, availability and quality of the fabrics or other raw materials used by us in our manufactured apparel and in the price of materials used to manufacture our footwear and accessories could have a material adverse effect on our cost of sales or our ability to meet our customers' demands. The prices for such fabrics depend largely on the market prices for the raw materials used to produce them, particularly cotton. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including crop yields and weather patterns. In the future, we may not be able to pass all or a portion of such higher raw materials prices on to our customers.

        Our reliance on independent manufacturers could cause delay and damage our reputation and customer relationships.

        We rely upon independent third parties for the manufacture of most of our products. A manufacturer's failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may drive customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us. This could damage our reputation. We do not have long-term written agreements with any of our third party manufacturers. As a result, any of these manufacturers may unilaterally terminate their relationships with us at any time.

        We are also increasing pre-production collaboration efforts with many of our third party manufacturers to utilize their capabilities to increase speed to market and improve margins. Difficulties in effectively achieving this collaboration could have an adverse impact on our ability to achieve a substantial portion of the savings we anticipate as a result of our strategic review.

        Although we have an active program to train our independent manufacturers in, and monitor their compliance with, our labor and other factory standards, any failure by those manufacturers to comply with our standards or any other divergence in their labor or other practices from those generally considered ethical in the United States and the potential negative publicity relating to any of these events could materially harm us and our reputation.

        Any inability to identify acquisition candidates could have a material effect on our future growth.

        A significant part of our growth depends on our ability to identify acquisition candidates and, in an increasingly competitive environment for such acquisitions, acquire such businesses on reasonable financial and other terms. Difficulties in integrating the organizations and operations of any acquired businesses into our existing organization and operations could have a material adverse effect on us and could damage our reputation.

        Difficulties in implementing a new enterprise system could impact our ability to design, produce and ship our products on a timely basis.

        We have announced the selection of the SAP Apparel and Footwear Solution as our core operational and financial system. The implementation of the SAP Apparel and Footwear Solution software is a key part of our ongoing efforts to eliminate redundancies and enhance our overall cost structure and margin performance. Difficulties migrating existing systems to this new software could impact our ability to design, produce and ship our products on a timely basis.

ITEM 2. PROPERTIES

        The general location, use and approximate size of our principal properties are set forth below:

Location	Owned/Leased	Use	Approximate Area in Square Feet (1)
Bristol, Pennsylvania (2)	leased	Headquarters and distribution warehouse	419,200
Bristol, Pennsylvania	leased	Administrative and computer services	172,600
New York, New York	leased	Administrative, executive and sales offices	776,300
Vaughan, Canada	leased	Administrative offices and distribution warehouse	125,000
Lawrenceburg, Tennessee	owned	Distribution warehouse	586,350
Lawrenceburg, Tennessee (3)	leased	Distribution warehouse	637,450
South Hill, Virginia	leased	Distribution warehouses	835,900
El Paso, Texas	owned	Administrative, warehouse and preproduction facility	165,000
El Paso, Texas	leased	Distribution warehouses	952,000
Durango, Mexico	owned	Finishing, assembly and warehouse facilities	516,650
White Plains, New York	leased	Administrative offices	132,200
West Deptford, New Jersey	leased	Distribution warehouses	988,150
East Providence, Rhode Island	leased	Distribution warehouses, product development, administrative and computer services	241,400
Goose Creek, South Carolina	leased	Distribution warehouses	715,250
Edison, New Jersey	leased	Distribution warehouse	156,000
Commerce, California	leased	Administrative offices and distribution warehouse	86,100
San Luis, Mexico	leased	Production and distribution warehouses	186,000
Secaucus, New Jersey	leased	Administrative offices and distribution warehouse	519,700
Lyndhurst, New Jersey	leased	Distribution warehouse	180,000
New York, New York	leased	Barneys New York flagship retail store	240,000
Beverly Hills, California	leased	Barneys New York flagship retail store	120,000

_________________
(1)  Including mezzanine where applicable.
(2)  Approximately 383,200 square feet of this facility is currently not in service.
(3)  We will obtain title to this property upon expiration of the lease in 2006.

        We sublease a 234,000 square feet office building in White Plains, New York and a 220,000 square foot warehouse facility in Teterboro, New Jersey to independent companies. Our Australian joint venture company leases office and distribution facilities in Australia.

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

        During the course of the discussions concerning the Ralph License, Polo asserted that the expiration of the Ralph License would cause the Lauren License agreements to end on December 31, 2003, instead of December 31, 2006. We believed that this was an improper interpretation and that the expiration of the Ralph License did not cause the Lauren License to end.

        On June 3, 2003, we announced that our discussions with Polo regarding the interpretation of the Lauren License had reached an impasse and that, as a result, we had filed a complaint in the New York State Supreme Court against Polo and its affiliates and our former President, Jackwyn Nemerov. The complaint alleged that Polo breached the Lauren License agreements by claiming that the license ends at the end of 2003. The complaint also alleged that Ms. Nemerov breached the confidentiality and non-compete provisions of her employment agreement with us. Additionally, Polo was alleged to have induced Ms. Nemerov to breach her employment agreement and Ms. Nemerov was alleged to have induced Polo to breach the Lauren License agreements. We asked the court to enter a judgment for compensatory damages of $550 million, as well as punitive damages, and to enforce the confidentiality and non-compete provisions of Ms. Nemerov's employment agreement. On June 3, 2003, Polo also filed a complaint in the New York State Supreme Court against us, seeking among other things a declaratory judgment that the Lauren License terminated as of December 31, 2003. On June 25, 2003, we filed an amended complaint adding a claim against Ms. Nemerov for conversion, which alleged that Ms. Nemerov wrongfully took and possesses documents containing confidential information regarding us.

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

        On March 19, 2004, the Court issued a decision resolving the motions. The Court denied Polo's motion to dismiss our breach of contract claim, granted our motion for summary judgment in Polo's action for a declaratory judgment, and denied Polo's cross-motion for summary judgment in the same action. As a result, the Court dismissed Polo's action for a declaratory judgment and entered judgment in our favor in that action, while permitting our action against Polo to proceed.

        The Court also denied Nemerov's motion to compel arbitration of our claim against her for inducing Polo to breach the Lauren Agreements, but granted her motion to compel arbitration of our remaining claims against her. The Court granted Polo's motion for a stay of proceedings relating to our claim against Polo for inducing Nemerov to breach her employment agreement while those claims are arbitrated by us and Nemerov. We dismissed our claims against Nemerov in the litigation and initiated an arbitration against her.

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

        On April 22, 2005, Polo filed a motion in the Appellate Division to reargue its March 24, 2005 order and/or for permission to appeal to the New York Court of Appeals. On June 23, 2005, the Appellate Division denied Polo's motion for reargument and granted Polo leave to appeal to the New York Court of Appeals to determine whether the Appellate Division properly affirmed the trial court's orders. Polo appealed to the New York Court of Appeals.

        On May 12, 2004, we initiated a Demand for Arbitration with the American Arbitration Association against Ms. Nemerov. The demand alleged Ms. Nemerov breached her employment agreement with us, violated her fiduciary duties and converted our property. Ms. Nemerov denied these allegations and asserted counterclaims for defamation and breach of the non-disparagement and indemnification clauses of her employment agreement. On August 24, 2004, we amended our demand to add a claim for misappropriation of trade secrets. Ms. Nemerov denied our claims and pursued her counterclaims.

        These matters were resolved by settlement dated January 22, 2006, which closed on February 3, 2006. We received proceeds of $355.0 million in connection with the sale to Polo of our Polo Jeans Company business and the settlement (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Sale of Polo Jeans Company Business"). As a result, as of February 6, 2006, the litigation and arbitration were dismissed.

        We have been named as a defendant in various actions and proceedings arising from our ordinary business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in our opinion, any such liability will not have a material adverse financial effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers are as follows:

Name	Age	Office
Peter Boneparth	46	President and Chief Executive Officer
Sidney Kimmel	78	Chairman
Wesley R. Card	58	Chief Operating and Financial Officer
Patrick M. Farrell	56	Senior Vice President and Corporate Controller
Rhonda J. Brown	50	President and Chief Executive Officer of Footwear, Accessories and Retail Group and President and Chief Executive Officer of Nine West and Jones Retail
Anita Britt	42	Executive Vice President of Finance
Ira M. Dansky	60	Executive Vice President, General Counsel and Secretary
Lynne F. Cote'	40	Chief Executive Officer - Wholesale Sportswear, Suits and Dresses
Efthimios P. Sotos	38	Executive Vice President - Treasurer, Strategic and Financial Planning

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

        Mr. Dansky has been our General Counsel since 1996 and our Secretary since January 2001. He was elected an Executive Vice President in March 2002.

        Ms. Cote' was named Chief Executive Officer - Wholesale Sportswear, Suits and Dresses in November 2005. She served as Chief Executive Officer - Moderate Sportswear Division from July 2005 to November 2005 and as President - Moderate Sportswear from October 2001 to July 2005. Prior to that, she was Executive Vice President of Merchandising for McNaughton from November 1998 to October 2001.

        Mr. Sotos was named Executive Vice President - Treasurer, Strategic and Financial Planning in September 2005. He served as Corporate Vice President and Treasurer from 2001 to April 2002 and Senior Vice President and Treasurer from May 2002 to August 2005. Mr. Sotos joined Jones Apparel Group in 1999 as part of our acquisition of Nine West Group, where he was the Assistant Treasurer.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Price range of common stock:
2005
High	$37.48	$33.69	$33.45	$31.26
Low	$31.61	$29.07	$26.85	$26.47
2004
High	$38.18	$40.00	$39.66	$37.49
Low	$33.25	$35.20	$34.41	$33.00
Dividends per share of common stock:
2005	$0.10	$0.10	$0.12	$0.12
2004	$0.08	$0.08	$0.10	$0.10

        Our common stock is traded on the New York Stock Exchange under the symbol "JNY." The above figures set forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the New York Stock Exchange Composite Tape. The last reported sale price per share of our common stock on February 27, 2006 was $29.15, and on that date there were 525 holders of record of our common stock. However, many shares are held in "street name;" therefore, the number of holders of record may not represent the actual number of shareholders.

Annual CEO Certification

        The Annual CEO Certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual was submitted to the New York Stock Exchange on May 19, 2005.

Issuer Purchases of Equity Securities

        The following table sets forth the repurchases of our common stock for the fiscal quarter ended December 31, 2005.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 2, 2005 to October 29, 2005	100,000	$27.19	100,000	$89,400,318
October 30, 2005 to November 26, 2005	775,000	$28.30	775,000	$67,466,698
November 27, 2005 to December 31, 2005	375,000	$30.12	375,000	$56,169,986
Total	1,250,000	$28.76	1,250,000	$56,169,986

        These repurchases were made under a program announced on May 5, 2005 for $150.0 million. This plan has no expiration date.

ITEM 6. SELECTED FINANCIAL DATA

        The following financial information is qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Report. The selected consolidated financial information presented below is derived from our audited Consolidated Financial Statements for each of the five years in the period ended December 31, 2005. We completed our acquisitions of McNaughton, Gloria Vanderbilt, l.e.i., Kasper, Maxwell and Barneys at various dates within the five-year period and, accordingly, the results of their operations are included in our operating results from the respective dates of acquisition.

(All amounts in millions except net income per share data)

Year Ended December 31,	2005	2004	2003	2002	2001
Income Statement Data
Net sales	$ 5,014.6	$ 4,592.6	$ 4,339.1	$ 4,312.2	$ 4,073.8
Licensing income (net)	59.6	57.1	36.2	28.7	24.8

Total revenues	5,074.2	4,649.7	4,375.3	4,340.9	4,098.6
Cost of goods sold	3,243.8	2,944.4	2,738.6	2,657.0	2,570.4

Gross profit	1,830.4	1,705.3	1,636.7	1,683.9	1,528.2
Selling, general and administrative expenses	1,333.2	1,176.9	1,056.9	1,093.3	1,004.1
Amortization of goodwill	-	-	-	-	44.2

Operating income	497.2	528.4	579.8	590.6	479.9
Interest income	1.1	1.9	3.5	4.6	4.5
Interest expense and financing costs	76.2	51.2	58.8	62.7	84.6
Equity in earnings of unconsolidated affiliates	3.2	3.8	2.5	1.0	-

Income before provision for income taxes	425.3	482.9	527.0	533.5	399.8
Provision for income taxes	151.0	181.1	198.4	201.2	163.6

Income before cumulative effect of change in accounting principle	274.3	301.8	328.6	332.3	236.2
Cumulative effect of change in accounting for intangible assets, net of tax	-	-	-	13.8	-

Net income	$ 274.3	$ 301.8	$ 328.6	$ 318.5	$ 236.2

Per Share Data
Income per share before cumulative effect of change in accounting principle
Basic	$2.33	$2.44	$2.58	$2.59	$1.92
Diluted	$2.30	$2.39	$2.48	$2.46	$1.82
Net income per share
Basic	$2.33	$2.44	$2.58	$2.48	$1.92
Diluted	$2.30	$2.39	$2.48	$2.36	$1.82
Dividends paid per share	$0.44	$0.36	$0.16	-	-
Weighted average common shares outstanding
Basic	118.0	123.6	127.3	128.2	123.2
Diluted	119.2	126.5	136.5	139.0	133.7
December 31,	2005	2004	2003	2002	2001
Balance Sheet Data
Working capital	$ 447.8	$ 612.3	$ 826.9	$ 890.9	$ 762.8
Total assets	4,577.8	4,550.8	4,187.7	3,852.6	3,373.5
Short-term debt and current portion of long-term debt and capital lease obligations	357.3	203.2	180.8	6.3	7.7
Long-term debt, including capital lease obligations	789.8	1,016.6	835.1	978.1	976.6
Stockholders' equity	2,666.4	2,653.9	2,537.8	2,303.5	1,905.4

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion provides information and analysis of our results of operations from 2003 through 2005, and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

Executive Overview

        We design, contract for the manufacture of, manufacture and market a broad range of women's collection sportswear, suits and dresses, casual sportswear and jeanswear for women and children, and women's footwear and accessories. We sell our products through a broad array of distribution channels, including better specialty and department stores and mass merchandisers, primarily in the United States and Canada. We also operate our own network of retail and factory outlet stores. In addition, we license the use of several of our brand names to select manufacturers and distributors of women's and men's apparel and accessories worldwide.

        Total revenues have grown to $5.1 billion in 2005 from $4.4 billion in 2003. During this period, we have made the following strategic changes:

  we have reduced our dependency on licensed wholesale products from over 20% of 2003 revenues to approximately 6% of revenues in 2005;
  we have expanded our brand portfolio through strategic acquisitions such as Kasper and Maxwell;
  we launched Jones New York Signature to increase the presence of the Jones New York brand name;
  we further diversified our company by entering the luxury market with the acquisition of Barneys and by introducing store locations under new concepts such as Anne Klein and Treza, thereby reducing our dependence on department stores;
  we have maintained a solid investment-grade debt rating and have consistently generated strong operating cash flow, aggregating approximately $1.3 billion in the last three years;
  we have leveraged our design, production and marketing capabilities to develop and provide proprietary branded and private label brands to key wholesale customers;
  we have addressed the decline in operating income by instituting a strategic review to implement industry-leading practices in operations and finance;
  we have restructured numerous parts of our businesses to reduce excess capacity and overhead; and
  in February 2006, we settled the litigation with Polo and sold the Polo Jeans Company business to Polo.

Trends

        We believe that several significant trends are occurring in the women's apparel, footwear and accessories industry. We believe that a trend exists among our major retail accounts to concentrate their women's apparel, footwear and accessories buying among a narrowing group of vendors and to differentiate their product offerings through exclusivity of brands. We believe department stores are increasing the focus of their product assortments on their own private label products. We also believe that consumers in the United States and Canada are shopping in multiple channels, including specialty shops and national chains where value is perceived to be higher. We have responded to these trends by enhancing the brand equity of our labels through our focus on design, quality and value, and through strategic acquisitions which provide significant diversification to the business by successfully adding new distribution channels, labels and product lines (such as the Gloria Vanderbilt, l.e.i., Kasper, Albert Nipon, AK Anne Klein, Anne Klein New York, Joan & David, Mootsies Tootsies and Sam & Libby brands and the Barneys New York retail stores). Through this diversification, we have evolved into a multidimensional resource in apparel, footwear and accessories and retail. We have leveraged the strength of our brands to increase both the number of locations and amount of selling space in which our products are offered, to introduce product extensions such as the Jones New York Signature, Nine West, Nine & Company and Bandolino apparel labels and the Jones New York accessory label, and to reposition the Bandolino and Evan-Picone labels to the moderate market segment. We have also leveraged our design, production and marketing capabilities to develop and provide proprietary branded and private label products such as Norton McNaughton, Nine & Company and W to major wholesale customers.

        On January 1, 2005, the World Trade Organization's 148 member nations lifted all quotas on apparel and textiles. As a result, all textiles and textile apparel manufactured in a member nation and exported after January 1, 2005 are no longer subject to quota restrictions. This allows retailers, apparel firms and others to import unlimited quantities of apparel and textile items from China, India and other low-cost countries. The effects of this action could lead to lower production costs or allow us to improve the quality of our products for a given cost and could also allow us to concentrate production in the most efficient markets. China, however, has implemented an export tax on many of the items previously subject to quota restriction. In addition, litigation and political activity has been initiated by interested parties seeking to re-impose quotas. As a result, we are unable to predict the long-term effects of the lifting of quota restrictions and related events on our results of operations.

Sale of Polo Jeans Company Business

        On January 22, 2006, we entered into a Stock Purchase Agreement with Polo and certain of its subsidiaries with respect to the sale to Polo of all outstanding stock of Sun. We also entered into a settlement and release agreement with Polo to settle the pending litigation between the respective parties, including our former President, upon closing (see "Item 3. Legal Proceedings"). Total proceeds of the transactions, which closed on February 3, 2006, were $355.0 million (subject to adjustment based on final inventory levels). Sun's assets and liabilities on the closing date primarily related to the Polo Jeans Company business, which Sun operated under long-term license and design agreements entered into with Polo in 1995. We retained distribution and product development facilities in El Paso, Texas, along with certain working capital items, including accounts receivable and accounts payable. In addition, as part of the agreements, we will continue to provide certain support services to Polo (including manufacturing, distribution, information technology and other financial and administrative functions) for a limited period of time.

        As a result of the transaction, we have transferred certain assets, including inventory and store fixtures, and will record a loss of approximately $140.6 million after allocating $356.7 million of goodwill to the business sold. We will record an after tax gain of approximately $60.2 million related to the litigation settlement, resulting in a combined after tax loss of approximately $80.4 million.

        Net sales for the Polo Jeans Company business, which are reported under the wholesale better apparel segment, were $303.5 million, $336.5 million and $379.8 million in 2005, 2004 and 2003, respectively.

Acquisitions

        We completed our acquisitions of Kasper on December 1, 2003, Maxwell on July 8, 2004 and Barneys on December 20, 2004. The results of operations of the acquired companies are included in our operating results from the respective dates of acquisition. Accordingly, the financial position and results of operations presented and discussed herein are not directly comparable between years. Kasper operates primarily in the wholesale better apparel and retail segments, Maxwell operates in the wholesale footwear and accessories segment and Barneys operates in the retail segment.

Restructuring and Other Charges

        During 2003, we restructured our operations to reduce both excess capacity and overhead costs by closing a warehouse facility in Rural Hall, North Carolina, which resulted in a charge of $0.7 million for employee severance and related costs which is reported as a selling, general and administrative ("SG&A") expense in the wholesale better segment. This charge was offset by a reversal of $0.2 million of prior employee severance cost accruals in the wholesale footwear and accessories segment.

        In 2004, we recorded an additional net restructuring charge of $1.5 million as an SG&A expense in the wholesale better apparel segment, which reflects a $1.7 million lease termination payment related to the North Carolina facility offset by a $0.2 million reduction in accruals for the prior closing of a Canadian production facility.

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

        On July 11, 2005, we announced that we had completed a comprehensive review of our denim manufacturing operations located in Mexico. The primary action plan arising from this review resulted in the closing of the laundry, assembly and distribution operations located in San Luis, Mexico. All manufacturing has been consolidated into existing operations in Durango and Torreon, Mexico. A total of 3,170 employees have been terminated as a result of the closure. We have undertaken a number of measures to assist affected employees, including severance and benefits packages. As a result of this consolidation, we expect that our manufacturing operations will perform more efficiently, thereby improving our operating performance.

        In connection with the denim restructuring, we recorded $12.2 million of pre-tax costs, which includes $5.3 million of one-time termination benefits, $3.2 million of losses on the sale of property, plant and equipment, $2.6 million of contract termination costs and $1.1 million of legal and other associated costs. Of these amounts, $10.6 million is reported as cost of sales and $1.7 million is reported as a selling, general and administrative expense in the wholesale moderate apparel segment. The restructuring is expected to be substantially completed in early 2006. Accrued restructuring costs related to this restructuring amounted to $2.5 million at December 31, 2005.

        In December 2005, we closed our distribution center in Bristol, Pennsylvania. We recorded a charge of approximately $3.6 million in the fiscal quarter ending December 31, 2005 related to one-time termination benefits and other employee-related matters. Accrued restructuring costs related to this restructuring amounted to $3.2 million at December 31, 2005.

Strategic Review

        We have completed a strategic review of our operating infrastructure to improve profitability and to ensure we are properly positioned for the long-term benefit of our shareholders. By proactively reviewing our infrastructure, systems and operating processes at a time when the industry is undergoing consolidation and change, we plan to eliminate redundancies and improve our overall cost structure and margin performance.

Supply Chain Management
  We are in the process of implementing a product development management system which will ultimately be integrated with our third-party manufacturers.
  We are utilizing the capabilities of our third-party manufacturers to increase pre-production collaboration efforts with them, thereby increasing speed to market and improving margins. This has already been achieved in some of the moderate and better apparel businesses, and will continue to be expanded across most of our businesses.
  We have selected SAP Apparel and Footwear Solution as our enterprise resource planning system, which will be implemented company-wide utilizing one universal platform.
  The logistics network is being analyzed in an effort to reduce costs and increase efficiency by following a tiered approach of (i) multiple product usage of existing distribution centers, (ii) utilizing third party logistics providers, and (iii) ultimately direct shipping from factory to vendor.
  In response to the elimination of apparel quotas and other trade safeguards, we are in the process of consolidating our third-party manufacturing to a more concentrated vendor matrix.

General and Administrative Areas

  We have completed a review of all general and administrative support areas and will implement best practices in connection with the migration of our current systems to the SAP Apparel and Footwear Solution platform.

        The reviews have been completed, and we estimate that the implementation and execution of the initiatives underway will be substantially completed by mid-2008. We are targeting annual savings of approximately $100 million once all the initiatives have been implemented. The costs associated with the review and the ultimate capital expenditures and execution expenses (including severance and fees) related to the initiatives that are derived are expected to fall in a range of $70 million to $80 million. As of December 31, 2005, we have spent a total of $5.2 million.

Goodwill and Other Intangible Assets

        We have our annual impairment test for goodwill and trademarks performed in the fourth fiscal quarter of the year. As a result of continuing decreases in projected revenues in our costume jewelry lines, the conversion of a portion of our Enzo Angiolini retail stores to the more moderately-priced Bandolino brand and the discontinuance of our Rena Rowan better apparel line, we recorded trademark impairment charges of $4.5 million in 2003 and $0.2 million in 2004. These charges are reported as an SG&A expense in the licensing, other and eliminations segment.

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

        In December 2004, the FASB issued a revision of SFAS No. 123, "Share-Based Payment" (hereinafter referred to as "SFAS No. 123R"), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. We will adopt SFAS No. 123R on January 1, 2006 using the modified prospective application option. As a result, the compensation cost for the portion of awards we granted before January 1, 2006 for which the requisite service has not been rendered and that are outstanding as of January 1, 2006 will be recognized as the remaining requisite service is rendered. In addition, the adoption of SFAS No. 123R will require us to change from recognizing the effect of forfeitures as they occur to estimating the number of outstanding instruments for which the requisite service is not expected to be rendered. As a result, we will record a pretax gain of $3.1 million on January 1, 2006, which will be reported as a cumulative effect of a change in accounting principle. We will also be required to change the amortization period for employees eligible to retire from the period over which the awards vest to the period from the grant date to the date the employee is eligible to retire. The adoption of SFAS No. 123R will not have a material effect on our results of operations or our financial position.

Critical Accounting Policies

        Several of our accounting policies involve significant or complex judgements and uncertainties and require us to make certain critical accounting estimates. We consider an accounting estimate to be critical if it requires us to make assumptions about matters that were highly uncertain at the time the estimate was made. The estimates with the greatest potential effect on our results of operations and financial position include the collectibility of accounts receivable, the recovery value of obsolete or overstocked inventory and the fair values of both our goodwill and intangible assets with indefinite lives. Estimates related to accounts receivable affect our wholesale better apparel, wholesale moderate apparel and wholesale footwear and accessories segments. Estimates related to inventory and goodwill affect our wholesale better apparel, wholesale moderate apparel, wholesale footwear and accessories and retail segments. Estimates related to intangible assets with indefinite lives affect our licensing, other and eliminations segment.

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

        We annually test both our goodwill and our intangible assets with indefinite lives for impairment by utilizing independent third-party appraisals to estimate their fair values. These appraisals are based on projected cash flows and interest rates; should interest rates or our future cash flows differ significantly from the assumptions used in these projections, material impairment losses could result where the estimated fair values of these assets become less than their carrying amounts.

        We have not made any material changes to any of our critical accounting estimates in the last three years. Our senior management has discussed the development and selection of our critical accounting estimates with the Audit Committee of our Board of Directors. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements.

Results of Operations

Statements of Income Stated in Dollars and as a Percentage of Total Revenues
(In millions)	2005		2004		2003
Net sales	$ 5,014.6	98.8%	$ 4,592.6	98.8%	$ 4,339.1	99.2%
Licensing income (net)	59.6	1.2%	57.1	1.2%	36.2	0.8%

Total revenues	5,074.2	100.0%	4,649.7	100.0%	4,375.3	100.0%
Cost of goods sold	3,243.8	63.9%	2,944.4	63.3%	2,738.6	62.6%

Gross profit	1,830.4	36.1%	1,705.3	36.7%	1,636.7	37.4%
Selling, general and administrative expenses	1,333.2	26.3%	1,176.9	25.3%	1,056.9	24.2%

Operating income	497.2	9.8%	528.4	11.4%	579.8	13.3%
Interest income	1.1	0.0%	1.9	0.0%	3.5	0.1%
Interest expense and financing costs	76.2	1.5%	51.2	1.1%	58.8	1.3%
Equity of earnings of unconsolidated affiliates	3.2	0.1%	3.8	0.1%	2.5	0.1%

Income before provision for income taxes	425.3	8.4%	482.9	10.4%	527.0	12.0%
Provision for income taxes	151.0	3.0%	181.1	3.9%	198.4	4.5%

Net income	$ 274.3	5.4%	$ 301.8	6.5%	$ 328.6	7.5%

Percentage totals may not agree due to rounding.

2005 Compared to 2004

        Revenues. Total revenues for 2005 were $5.07 billion compared to $4.65 billion for 2004, an increase of 9.1%.

        Revenues by segment were as follows:

(In millions)	2005	2004	Increase (Decrease)	Percent Change
Wholesale better apparel	$ 1,438.2	$ 1,493.2	$ (55.0)	(3.7%)
Wholesale moderate apparel	1,265.2	1,315.3	(50.1)	(3.8%)
Wholesale footwear and accessories	978.6	1,002.4	(23.8)	(2.4%)
Retail	1,332.6	780.3	552.3	70.8%
Licensing and other	59.6	58.5	1.1	1.9%

Total revenues	$ 5,074.2	$ 4,649.7	$ 424.5	9.1%

        In the wholesale better apparel segment, decreased shipments of the Polo Jeans Company, Kasper Suit, Jones New York Signature, Jones New York Dress and Le Suit product lines were partially offset by increased shipments of our Nine West, Jones New York Collection and Anne Klein product lines.

        Wholesale moderate apparel revenues decreased primarily as a result of a reduction in shipments of our l.e.i., private label denim, Norton McNaughton, Erika and Evan-Picone product lines. These reductions were partially offset by increases in our Gloria Vanderbilt, Nine & Company and Bandolino product lines, as well as initial shipments of several new product lines, including Pappagallo, Rena Rowan, C.L.O.T.H.E.S., A|Line (which launched in the third quarter of 2004) and the W and Latina private label product lines.

        Wholesale footwear and accessories revenues decreased primarily due to decreased shipments in our Nine West accessories and our Nine West, Easy Spirit and Enzo Angiolini footwear product lines, partially offset by the product lines added as a result of the Maxwell acquisition ($98.6 million for the portion of 2005 for which there were no corresponding shipments in 2004) as well as an increase in our international footwear business.

        Retail revenues increased primarily as the result of approximately $522.0 million in incremental sales from the locations added as a result of the Barneys acquisition as well as sales from new footwear and apparel store openings, partially offset by a 0.2% decrease in comparable store sales. We began 2005 with 1,037 retail locations and had a net increase of 49 locations during the period to end the period with 1,086 locations.

        Gross Profit. The gross profit margin decreased to 36.1% in 2005 compared to 36.7% in 2004.

        Wholesale better apparel gross profit margins were 34.6% and 34.2% for 2005 and 2004, respectively. The increase reflects the effect of a $4.1 million adjustment to cost of sales in 2004 to write up acquired Kasper inventories to market value as required under purchase accounting.

        Wholesale moderate apparel gross profit margins were 23.0% and 26.1% for 2005 and 2004, respectively. The decrease was a result of lower margins in our l.e.i. and private label denim businesses primarily due to $10.6 million of costs related to the denim restructuring, an estimated $12.5 million in costs due to excess capacity in our denim manufacturing operations, higher levels of sales to off-price retailers and additional product costs that were not passed through to the customer. The decrease was partially offset by higher shipments of higher-margin Gloria Vanderbilt products.

        Wholesale footwear and accessories gross profit margins were 31.0% and 33.5% for 2005 and 2004, respectively. The decrease was primarily due to a higher level of sales to off-price retailers as well as a higher percentage of international sales, which carry lower gross margins than the segment average. These decreases were offset in the prior period by an adjustment to cost of sales of $6.0 million to write up acquired Maxwell inventories to market value as required under purchase accounting.

        Retail gross profit margins were 50.1% and 53.3% for 2005 and 2004, respectively. The decrease was primarily the result of the effects of the addition of the acquired Barneys retail locations, which generate lower margins than the historical segment average.

        SG&A Expenses. SG&A expenses of $1.33 billion in 2005 represented an increase of $156.3 million from the $1.18 billion reported for 2004. In 2005, Barneys added an incremental $197.4 million to the retail segment, which includes $0.8 million of net amortization of acquired intangible assets and unfavorable leases, and $2.5 million to the licensing, other and eliminations segment. SG&A expenses for 2005 included approximately $3.1 million as a result of an arbitration award to a former employee, approximately $3.6 million related to the closing of our Bristol warehouse facility and $1.7 million related to the denim restructuring in the wholesale moderate apparel segment, offset by one-time gains of $5.1 million in the better wholesale apparel segment as a result of a recovery of unauthorized markdown allowances from Saks Incorporated (relating to sales made by Kasper prior to the date of acquisition) and $5.2 million in the retail segment from a landlord repurchase of a retail store operating lease. The prior period included an $8.4 million writeoff of unamortized bond discounts and debt issue costs in the wholesale better apparel segment resulting from the redemption of all of our outstanding Zero Coupon Convertible Senior Notes due 2021 and $13.9 million and $8.0 million of amortization of Maxwell and Kasper purchase prices, respectively, that were assigned to acquired customer orders.

        Operating Income. The resulting operating income for 2005 of $497.2 million decreased 5.9%, or $31.2 million, from the $528.4 million for 2004, due to the factors described above.

        Net Interest Expense. Net interest expense was $75.1 million in 2005 compared to $49.3 million in 2004. The increase was primarily the result of interest related to $750.0 million of Senior Notes that were issued in November 2004.

        Provision for Income Taxes. The effective income tax rate was 35.5% for 2005 and 37.5% for 2004. The reduction was primarily driven by favorable resolutions of various foreign and state income tax audits related to acquired companies that resulted in the reversal of prior income tax accruals.

        Net Income and Earnings Per Share. Net income was $274.3 million in 2005, a decrease of $27.5 million from the net income of $301.8 million earned in 2004. Diluted earnings per share for 2005 was $2.30 compared to $2.39 for 2004, on 5.8% fewer shares outstanding.

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

Liquidity and Capital Resources

        Our principal capital requirements have been to fund acquisitions, pay dividends, working capital needs, capital expenditures and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations and expansion. As of December 31, 2005, total cash and cash equivalents were $34.9 million, a decrease of $10.1 million from the $45.0 million reported as of December 31, 2004.

        Operating activities provided $427.4 million, $461.9 million and $455.0 million in 2005, 2004 and 2003, respectively.

        The change from 2004 to 2005 was primarily due to the lower net income recorded in 2005. There were no significant changes to working capital, accounts receivable or inventory from 2004 to 2005.

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

        Investing activities used $88.6 million, $629.4 million and $274.5 million in 2005, 2004 and 2003, respectively. The changes were primarily due to the cash paid for the acquisitions of Maxwell and Barneys in 2004 and Kasper in 2003. Capital expenditures, which amounted to $87.5 million in 2005, are expected to be approximately $166.1 million for 2006, primarily for retail store construction and remodeling and the implementation of new computer systems.

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

        Financing activities used $348.4 million in 2005, primarily to redeem at maturity our outstanding 8.375% Senior Notes due 2005 at par on August 15, 2005 (for a total payment of $129.6 million), repurchase our common stock and pay dividends to our common shareholders, offset by $60.3 million in net borrowings under our Senior Credit Facilities.

        Financing activities used $138.1 million in 2004, primarily to redeem our outstanding Zero Coupon Notes and 7.50% Senior Notes due 2004, repurchase our common stock and pay dividends to our common shareholders. On February 2, 2004, we redeemed all of our outstanding Zero Coupon Notes at a redemption price (inclusive of issue price plus accrued original issue discount) of $554.41 per $1,000 of principal amount at maturity for a total payment of $446.6 million, which was financed primarily through our Senior Credit Facilities. As a result of this transaction, we recorded an SG&A expense of $8.4 million in 2004, representing the writeoff of unamortized bond discounts and debt issuance costs. The securities carried a 3.5% yield to maturity with a face value of $805.6 million ($1,000 per note) and were convertible into common stock at a conversion rate of 9.8105 shares per note. On June 15, 2004, we redeemed at maturity all our outstanding 7.50% Senior Notes due 2004 at par for a total payment of $175.0 million.

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

        We repurchased $235.2 million, $194.9 million and $108.7 million of our common stock on the open market during 2005, 2004 and 2003, respectively. As of December 31, 2005, a total of $1.09 billion had been expended under announced programs to acquire up to $1.15 billion of such shares. On February 15, 2006, we announced that our Board of Directors had authorized an additional $250.0 million of share repurchases, bringing the aggregate total to $1.4 billion under our repurchase programs. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition. Proceeds from the issuance of common stock to our employees exercising stock options amounted to $13.4 million, $35.5 million and $20.5 million in 2005, 2004 and 2003, respectively.

        At December 31, 2005, we had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.75 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for a $1.0 billion five-year revolving credit facility that expires in June 2009 and a $750.0 million five-year revolving credit facility that expires in June 2010 (which replaced a similar $500.0 million three-year revolving credit facility in May 2005). At December 31, 2005, $323.4 million was outstanding under the credit facility that expires in June 2009 (comprised of $50.0 million in cash borrowings and $273.4 million in outstanding letters of credit) and $79.5 million in cash borrowings was outstanding under the credit facility that expires in June 2010. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require us to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on our ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers and pay dividends.

        At December 31, 2005, we also had a C$10.0 million unsecured line of credit in Canada, under which C$0.2 million of letters of credit were outstanding.

        Our credit ratings of BBB from Standard & Poor's and Baa2 from Moody's contribute to our ability to successfully access global capital markets. Each rating is considered investment grade. While we have maintained these ratings since our first public debt offering in 1998, Moody's has revised our rating outlook to negative as a result of the Barneys acquisition. Any downgrade of our debt rating by Moody's could increase the interest rates charged under our Senior Credit Facilities and could impact our ability to access capital markets in the future.

        We recorded minimum pension liability adjustments of $0.2 million, $2.6 million and $3.1 million in 2005, 2004 and 2003, respectively, to other comprehensive income resulting from lower than expected returns on our plan assets and the lowering of the discount rate from 6.1% to 5.8% in 2004 and 6.5% to 6.1% in 2003. Our plans are currently underfunded by a total of $14.4 million. As the benefits under our defined benefit plans are frozen with respect to service credits, the effects on future pension expense are not anticipated to be material to our results of operations or to our liquidity.

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

        On July 8, 2004, we completed the acquisition of Maxwell. The aggregate cash purchase price was $377.2 million, which included $23.25 for each outstanding share of Maxwell common stock (for a total of $345.8 million) and $24.1 million related to Maxwell's employee stock options.

        On December 1, 2003, we completed the acquisition of Kasper. The aggregate cash purchase price was $259.5 million, of which $37.8 million was paid in the first fiscal quarter of 2004.

        On February 15, 2006, we announced that the Board of Directors had declared a quarterly cash dividend of $0.12 per share to all common stockholders of record as of March 3, 2006 for payment on March 17, 2006.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements within the meaning of SEC Regulation S-K Item 303(a)(4).

Contractual Obligations and Contingent Liabilities and Commitments

        The following is a summary of our significant contractual obligations for the periods indicated that existed as of December 31, 2005, and, except for purchase obligations and other long-term liabilities, is based on information appearing in the Notes to Consolidated Financial Statements (amounts in millions).

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$ 978.8	$ 225.0	$ 3.8	$ 250.0	$ 500.0
Interest on long-term debt	605.9	47.2	77.9	65.6	415.2
Capital lease obligations	62.5	5.6	10.7	10.0	36.2
Operating lease obligations (1)	943.5	143.2	245.6	189.5	365.2
Purchase obligations (2)	1,302.4	1,295.9	6.5	-	-
Minimum royalty payments (3)	4.0	1.4	2.6	-	-
Capital expenditure commitments (4)	53.3	49.8	3.5	-	-
Other long-term liabilities	109.2	1.4	12.7	13.2	81.9

Total contractual cash obligations	$ 4,059.6	$ 1,769.5	$ 363.3	$ 528.3	$ 1,398.5

(1) Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating $38.9 million.
(2) Includes outstanding letters of credit of $273.5 million, which primarily represent inventory purchase commitments which typically mature in two to six months.
    (3) Under exclusive licenses to manufacture certain items under trademarks not owned by us pursuant to various license agreements, we are obligated to pay the licensors a percentage of our net sales of these licensed products, subject to minimum scheduled royalty and advertising payments.

(4) Net of $18.4 million expected to be recovered through landlord construction allowances in 2006.

        We have two joint ventures with HCL Technologies Limited to provide us with computer consulting, programming and associated support services. As of December 31, 2005, we have committed to purchase $5.25 million in services from these joint venture companies through June 30, 2007.

        We also have a joint venture with Sutton Developments Pty. Ltd. ("Sutton") to operate retail locations in Australia. We have unconditionally guaranteed up to $7.0 million of borrowings under the joint venture's uncommitted credit facility and up to $0.4 million of presettlement risk associated with foreign exchange transactions. Sutton is required to reimburse us for 50% of any payments made under these guarantees. At December 31, 2005, the outstanding balance subject to these guarantees was approximately $0.7 million.

        We believe that funds generated by operations, proceeds from the issuance of notes, the Senior Credit Facilities and the Canadian line of credit will provide the financial resources sufficient to meet our foreseeable working capital, dividend, capital expenditure and stock repurchase requirements and fund our contractual obligations and our contingent liabilities and commitments.

New Accounting Standards

        In December 2004, the FASB issued a revision of SFAS No. 123R, "Share-Based Payment," which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. We will adopt SFAS No. 123R on January 1, 2006 using the modified prospective application option. As a result, the compensation cost for the portion of awards we granted before January 1, 2006 for which the requisite service has not been rendered and that are outstanding as of January 1, 2006 will be recognized as the remaining requisite service is rendered. In addition, the adoption of SFAS No. 123R will require us to change from recognizing the effect of forfeitures as they occur to estimating the number of outstanding instruments for which the requisite service is not expected to be rendered. As a result, we will record a pretax gain of $3.1 million on January 1, 2006, which will be reported as a cumulative effect of a change in accounting principle. We will also be required to change the amortization period for employees eligible to retire from the period over which the awards vest to the period from the grant date to the date the employee is eligible to retire. The adoption of SFAS No. 123R will not have a material effect on our results of operations or our financial position.

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

Interest Rates

        Our primary interest rate exposures relate to our fixed and variable rate debt. The potential decrease in fair value of our fixed rate long-term debt instruments resulting from a hypothetical 10% adverse change in interest rates was approximately $83.0 million at December 31, 2005.

        The primary interest rate exposures on floating rate financing arrangements are with respect to United States and Canadian short-term rates. We had approximately $1.8 billion in variable rate financing arrangements at December 31, 2005. As of December 31, 2005, a hypothetical immediate 10% adverse change in interest rates, as they relate to the cash borrowings then outstanding under our variable rate financial instruments, would have a $0.8 million unfavorable impact over a one-year period on our earnings and cash flows.

Foreign Currency Exchange Rates

        We are exposed to market risk related to changes in foreign currency exchange rates. We have assets and liabilities denominated in certain foreign currencies and purchase products from foreign suppliers who require payment in funds other than the U.S. Dollar. At December 31, 2005, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total of US$11.0 million at a weighted-average exchange rate of 1.1816 through April 2006, US $37.5 million for Euros at a weighted-average exchange rate of 1.2622 through January 2007 and US $1.5 million for British Pounds at a weighted-average exchange rate of 1.8405 through June 2006. We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. We are exposed to credit-related losses if the counterparty to a financial instrument fails to perform its obligation. However, we do not expect the counterparties, which presently have high credit ratings, to fail to meet their obligations.

        For further information see "Derivatives" and "Financial Instruments" in the Notes to Consolidated Financial Statements.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

February 10, 2006

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

        In order to ensure that our internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for our financial reporting as of December 31, 2005. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as COSO. Our assessment included the documentation and understanding of our internal control over financial reporting. We have evaluated the design effectiveness and tested the operating effectiveness of internal controls to form our conclusion.

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

        BDO Seidman, LLP, independent auditors of our financial statements, has reported on management's assertion with respect to the effectiveness of our internal control over financial reporting as of December 31, 2005.

Peter Boneparth President and Chief Executive Officer	Wesley R. Card Chief Operating and Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Jones Apparel Group, Inc.
Bristol, Pennsylvania

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Jones Apparel Group, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Jones Apparel Group, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jones Apparel Group, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 10, 2006 expressed an unqualified opinion.

New York, New York
February 10, 2006

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Jones Apparel Group, Inc.
Bristol, Pennsylvania

We have audited the accompanying consolidated balance sheets of Jones Apparel Group, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Apparel Group, Inc. and Subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Jones Apparel Group, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 10, 2006 expressed an unqualified opinion thereon.

New York, New York
February 10, 2006

Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in millions except per share data)

December 31,	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 34.9	$ 45.0
Accounts receivable	458.4	448.3
Inventories	650.0	664.2
Deferred taxes	52.5	68.2
Prepaid expenses and other current assets	88.5	70.5

TOTAL CURRENT ASSETS	1,284.3	1,296.2
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization	312.1	303.6
GOODWILL	2,097.3	2,125.0
OTHER INTANGIBLES, at cost, less accumulated amortization	827.5	768.2
OTHER ASSETS	56.6	57.8

	$ 4,577.8	$ 4,550.8

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$ 129.5	$ 69.2
Current portion of long-term debt and capital lease obligations	227.8	134.0
Accounts payable	256.5	259.3
Income taxes payable	54.2	23.7
Accrued employee compensation and benefits	50.9	55.0
Accrued expenses and other current liabilities	117.6	142.7

TOTAL CURRENT LIABILITIES	836.5	683.9

NONCURRENT LIABILITIES:
Long-term debt	752.6	977.0
Obligations under capital leases	37.2	39.6
Deferred taxes	175.9	135.0
Other	109.2	61.4

TOTAL NONCURRENT LIABILITIES	1,074.9	1,213.0

TOTAL LIABILITIES	1,911.4	1,896.9

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-	-
Common stock, $.01 par value - shares authorized 200.0; issued 151.4 and 150.1	1.5	1.5
Additional paid-in capital	1,269.4	1,236.4
Retained earnings	2,426.2	2,204.2
Accumulated other comprehensive income	(6.5)	0.8
Less treasury stock, 35.5 and 27.9 shares, at cost	(1,024.2)	(789.0)

TOTAL STOCKHOLDERS' EQUITY	2,666.4	2,653.9

	$ 4,577.8	$ 4,550.8

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Income
(All amounts in millions except per share data)

Year Ended December 31,	2005	2004	2003
Net sales	$ 5,014.6	$ 4,592.6	$ 4,339.1
Licensing income (net)	59.6	57.1	36.2

Total revenues	5,074.2	4,649.7	4,375.3
Cost of goods sold	3,243.8	2,944.4	2,738.6

Gross profit	1,830.4	1,705.3	1,636.7
Selling, general and administrative expenses	1,333.2	1,176.9	1,056.9

Operating income	497.2	528.4	579.8
Interest income	1.1	1.9	3.5
Interest expense and financing costs	76.2	51.2	58.8
Equity in earnings of unconsolidated affiliates	3.2	3.8	2.5

Income before provision for income taxes	425.3	482.9	527.0
Provision for income taxes	151.0	181.1	198.4

Net income	$ 274.3	$ 301.8	$ 328.6

Earnings per share
Basic	$2.33	$2.44	$2.58
Diluted	$2.30	$2.39	$2.48

Weighted average common shares outstanding
Basic	118.0	123.6	127.3
Diluted	119.2	126.5	136.5

Dividends declared per share	$0.44	$0.36	$0.16

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity
(All amounts in millions except per share data)

	Number of common shares outstanding	Total stock- holders' equity	Common stock	Additional paid-in capital	Retained earnings	Accumu- lated other compre- hensive income (loss)	Treasury stock
Balance, January 1, 2003	128.4	$ 2,303.5	$ 1.5	$ 1,143.8	$ 1,638.8	$ 4.8	$ (485.4)
Year ended December 31, 2003:
Comprehensive income:
Net income	-	328.6	-	-	328.6	-	-
Minimum pension liability adjustment, net of $1.1 tax	-	(2.0)	-	-	-	(2.0)	-
Change in fair value of cash flow hedges, net of $1.0 tax	-	(1.4)	-	-	-	(1.4)	-
Reclassification adjustment for hedge gains and losses included in net income, net of $2.0 tax	-	(3.6)	-	-	-	(3.6)	-
Foreign currency translation adjustments	-	6.0	-	-	-	6.0	-

Total comprehensive income		327.6

Issuance of restricted stock to employees, net of forfeitures	0.6	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	12.2	-	12.2	-	-	-
Exercise of employee stock options	0.9	20.5	-	20.5	-	-	-
Tax benefit derived from exercise of employee stock options	-	2.9	-	2.9	-	-	-
Dividends on common stock ($0.16 per share)	-	(20.2)	-	-	(20.2)	-	-
Treasury stock acquired	(3.7)	(108.7)	-	-	-	-	(108.7)

Balance, December 31, 2003	126.2	2,537.8	1.5	1,179.4	1,947.2	3.8	(594.1)
Year ended December 31, 2004:
Comprehensive income:
Net income	-	301.8	-	-	301.8	-	-
Minimum pension liability adjustment, net of $1.0 tax	-	(1.6)	-	-	-	(1.6)	-
Change in fair value of cash flow hedges	-	(0.1)	-	-	-	(0.1)	-
Reclassification adjustment for hedge gains and losses included in net income, net of $6.9 tax	-	(4.3)	-	-	-	(4.3)	-
Foreign currency translation adjustments	-	3.0	-	-	-	3.0	-

Total comprehensive income		298.8

Issuance of restricted stock to employees, net of forfeitures	0.1	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	16.5	-	16.5	-	-	-
Exercise of employee stock options	1.4	35.5	-	35.5	-	-	-
Tax benefit derived from exercise of employee stock options	-	5.0	-	5.0	-	-	-
Dividends on common stock ($0.36 per share)	-	(44.8)	-	-	(44.8)	-	-
Treasury stock acquired	(5.5)	(194.9)	-	-	-	-	(194.9)

Balance, December 31, 2004	122.2	2,653.9	1.5	1,236.4	2,204.2	0.8	(789.0)
Year ended December 31, 2005:
Comprehensive income:
Net income	-	274.3	-	-	274.3	-	-
Minimum pension liability adjustment	-	0.2	-	-	-	0.2	-
Change in fair value of cash flow hedges, net of $1.5 tax	-	(2.3)	-	-	-	(2.3)	-
Reclassification adjustment for hedge gains and losses included in net income, net of $1.8 tax	-	(2.8)	-	-	-	(2.8)	-
Foreign currency translation adjustments	-	(2.4)	-	-	-	(2.4)	-

Total comprehensive income		267.0

Issuance of restricted stock to employees, net of forfeitures	0.7	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	18.3	-	18.3	-	-	-
Exercise of employee stock options	0.6	13.4	-	13.4	-	-	-
Tax benefit derived from exercise of employee stock options	-	1.3	-	1.3	-	-	-
Dividends on common stock ($0.44 per share)	-	(52.3)	-	-	(52.3)	-	-
Treasury stock acquired	(7.6)	(235.2)	-	-	-	-	(235.2)

Balance, December 31, 2005	115.9	$ 2,666.4	$ 1.5	$ 1,269.4	$ 2,426.2	$ (6.5)	$ (1,024.2)

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows
(All amounts in millions)

Year Ended December 31,	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 274.3	$ 301.8	$ 328.6

Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Amortization of original issue discount	-	1.3	15.2
Trademark impairment losses	-	0.2	4.5
Depreciation and other amortization	102.8	107.7	84.3
Equity in earnings of unconsolidated affiliates	(3.2)	(3.8)	(2.5)
Dividends received from unconsolidated affiliates	1.3	2.0	0.6
Provision for losses on accounts receivable	1.2	(0.8)	(0.6)
Deferred taxes	42.8	52.8	47.1
Gain on short sale of U. S. Treasury securities	-	-	(6.6)
Loss on repurchase of Zero Coupon Convertible Senior Notes	-	8.4	-
Losses (gains) on sales of porperty, plant and equipment	5.0	3.8	(0.3)
Other items, net	(2.2)	-	-
Changes in operating assets and liabilities:
Accounts receivable	(11.1)	7.0	61.2
Inventories	14.5	34.8	(7.0)
Prepaid expenses and other current assets	(1.4)	(10.5)	(10.8)
Other assets	4.0	(2.6)	21.4
Accounts payable	(3.1)	(14.7)	(17.5)
Taxes payable	24.3	22.9	(13.4)
Accrued expenses and other liabilities	(21.8)	(48.4)	(49.2)

Total adjustments	153.1	160.1	126.4

Net cash provided by operating activities	427.4	461.9	455.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Maxwell, net of cash acquired	-	(273.5)	-
Acquisition of Barneys, net of cash acquired	(4.1)	(261.9)	-
Acquisition of Kasper, net of cash acquired	-	(37.9)	(198.2)
Payments related to Gloria Vanderbilt acquisition	-	-	(54.0)
Payments related to l.e.i. acquisition	-	-	(2.4)
Capital expenditures	(87.5)	(56.6)	(53.3)
Net proceeds from sale of U.S. Treasury securities	-	-	12.3
Acquisition of intangibles	(0.1)	(1.2)	(6.0)
Capital contributions to unconsolidated affiliates	(0.7)	-	-
Proceeds from sales of property, plant and equipment	3.6	1.7	26.9
Other	0.2	-	0.2

Net cash used in investing activities	(88.6)	(629.4)	(274.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of 4.25% Senior Notes, net of discount and debt issuance costs	-	248.1	-
Issuance of 5.125% Senior Notes, net of discount and debt issuance costs	-	248.1	-
Issuance of 6.125% Senior Notes, net of discount and debt issuance costs	-	247.3	-
Redemption of Zero Coupon Convertible Senior Notes	-	(446.6)	-
Redemption at maturity of 7.50% Senior Notes	-	(175.0)	-
Redemption at maturity of 8.375% Senior Notes	(129.6)	-	-
Redemption of Barneys 9% Senior Secured Notes, including premiums and fees	-	(112.7)	-
Net borrowings under credit facilities	60.3	69.2	-
Purchases of treasury stock	(235.2)	(201.5)	(102.1)
Proceeds from exercise of employee stock options	13.4	35.5	20.5
Dividends paid	(52.3)	(44.8)	(20.2)
Proceeds from termination of interest rate hedges	-	0.2	-
Debt issuance costs	(0.6)	-	-
Repayment of long-term debt	-	-	(7.4)
Principal payments on capital leases	(4.4)	(5.9)	(5.5)

Net cash used in financing activities	(348.4)	(138.1)	(114.7)

EFFECT OF EXCHANGE RATES ON CASH	(0.5)	0.6	0.9

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10.1)	(305.0)	66.7
CASH AND CASH EQUIVALENTS, BEGINNING	45.0	350.0	283.3

CASH AND CASH EQUIVALENTS, ENDING	$ 34.9	$ 45.0	$ 350.0

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

        We design, contract for the manufacture of, manufacture and market a broad range of women's collection sportswear, suits and dresses, casual sportswear and jeanswear for women and children, and women's footwear and accessories. We sell our products through a broad array of distribution channels, including better specialty and department stores and mass merchandisers, primarily in the United States and Canada. We also operate our own network of luxury, retail and factory outlet stores. In addition, we license the use of several of our brand names to select manufacturers and distributors of women's and men's apparel and accessories worldwide.

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

Inventories and Cost of Sales
        Inventories are valued at the lower of cost or market. Approximately 57%, 30% and 13% of inventories were determined by using the FIFO (first in, first out), weighted average cost and retail methods of valuation, respectively, as of December 31, 2005 and approximately 50%, 37% and 13% of inventories were determined by using the FIFO, weighted average cost and retail methods of valuation, respectively, as of December 31, 2004. We reduce the carrying cost of inventories for obsolete or slow moving items as necessary to properly reflect inventory value. The cost elements included in inventory consist of all direct costs of merchandise (net of purchase discounts and vendor allowances), allocated overhead (primarily design and indirect production costs), inbound freight and merchandise acquisition costs such as commissions and import fees.

        Cost of sales includes the inventory cost elements listed above as well as warehouse outbound freight, internally transferred merchandise freight and realized gains or losses on foreign currency forward contracts associated with inventory purchases. Our cost of sales may not be comparable to those of other entities, since some entities include all of the costs associated with their distribution functions in cost of sales while we include these costs in selling, general and administrative expenses.

Property, Plant, Equipment and Depreciation and Amortization
        Property, plant and equipment are recorded at cost. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets. Leasehold improvements recorded at the inception of a lease are amortized using the straight-line method over the life of the lease or the useful life of the improvement, whichever is shorter; for improvements made during the lease term, the amortization period is the shorter of the useful life or the remaining lease term (including any renewal periods that are deemed to be reasonably assured). Property under capital leases is amortized over the lives of the respective leases or the estimated useful lives of the assets, whichever is shorter.

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

Goodwill and Other Intangibles
        Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. We annually test goodwill and other intangibles without determinable lives (primarily tradenames and trademarks) for impairment through the use of independent third-party appraisals. Other intangibles with determinable lives, including license agreements, are amortized on a straight-line basis over the estimated useful lives of the assets (currently ranging from three to 31 years).

Foreign Currency Translation
        The financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period. Gains and losses resulting from translation are accumulated in a separate component of stockholders' equity. Where the local currency of a foreign subsidiary is not its functional currency, financial statements are translated at either current or historical exchange rates, as appropriate. These adjustments, along with gains and losses on currency transactions, are reflected in the consolidated statements of income. Net foreign currency gains (losses) reflected in the consolidated statements of income were $(1.2) million, $(1.9) million and $1.3 million in 2005, 2004 and 2003, respectively.

Defined Benefit Plans
        Our funding policy is to make the minimum annual contributions required by applicable regulations.

Treasury Stock
        Treasury stock is recorded at net acquisition cost. Gains and losses on disposition are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

Revenue Recognition
        Wholesale apparel and footwear and accessories sales are recognized either when products are shipped or, in certain situations, upon acceptance by the customer. Retail sales are recorded at the time of register receipt. Allowances for estimated returns are provided when sales are recorded. Licensing income is recognized based on the higher of contractual minimums or sales of licensed products reported by our licensees.

Shipping and Handling Costs
        Shipping and handling costs billed to customers are recorded as revenue. Freight costs associated with shipping goods to customers are recorded as a cost of sales.

Advertising Expense
        We record national advertising campaign costs as an expense when the advertising takes place and we expense advertising production costs as incurred, net of reimbursements for cooperative advertising. Advertising costs associated with our cooperative advertising programs are accrued as the related revenues are recognized. Net advertising expense was $80.6 million, $77.6 million and $74.2 million in 2005, 2004 and 2003, respectively.

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

	2005	2004	2003
Number of options (in millions)	9.6	3.9	10.4
Weighted average exercise price	$33.57	$37.44	$32.88

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

Year Ended December 31,	2005	2004	2003
(In millions except per share data)

Net income - as reported	$ 274.3	$ 301.8	$ 328.6
Add: stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	11.9	10.3	7.5
Deduct: stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value-based method had been applied to all awards	(13.1)	(16.9)	(19.5)

Net income - pro forma	$ 273.1	$ 295.2	$ 316.6

Basic earnings per share
As reported	$2.33	$2.44	$2.58
Pro forma	$2.32	$2.39	$2.49
Diluted earnings per share
As reported	$2.30	$2.39	$2.48
Pro forma	$2.29	$2.34	$2.39

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

New Accounting Standards
        In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment,"which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. We will adopt SFAS No. 123R on January 1, 2006 using the modified prospective application option. As a result, the compensation cost for the portion of awards we granted before January 1, 2006 for which the requisite service has not been rendered and that are outstanding as of January 1, 2006 will be recognized as the remaining requisite service is rendered. In addition, the adoption of SFAS No. 123R will require us to change from recognizing the effect of forfeitures as they occur to estimating the number of outstanding instruments for which the requisite service is not expected to be rendered. As a result, we will record a pretax gain of $3.1 million on January 1, 2006, which will be reported as a cumulative effect of a change in accounting principle. We will also be required to change the amortization period for employees eligible to retire from the period over which the awards vest to the period from the grant date to the date the employee is eligible to retire. The adoption of SFAS No. 123R will not have a material effect on our results of operations or our financial position.

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

ACCOUNTS RECEIVABLE AND SIGNIFICANT CUSTOMERS

        Accounts receivable consist of the following:

December 31,	2005	2004
(In millions)

Trade accounts receivable	$ 459.1	$ 458.3
Credit card receivable	40.5	36.2
Allowances for doubtful accounts, returns, discounts and co-op advertising	(41.2)	(46.2)

	$ 458.4	$ 448.3

        A significant portion of our sales are to retailers throughout the United States and Canada. We have one significant customer in our wholesale apparel and wholesale footwear and accessories operating segments. Federated Department Stores, Inc., our second largest customer in 2004, acquired May Department Stores Company, our largest customer in 2004, on August 30, 2005. The combined company accounted for approximately 19%, 25% and 25% of consolidated gross revenues for 2005, 2004 and 2003, respectively, and accounted for approximately 21% of accounts receivable at December 31, 2005.

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

        The acquisition of Maxwell was intended to provide further diversification in our footwear business and strengthen our positions in both the moderate and children's distribution channels. We also expect to benefit from the cross-branding opportunities that exist with our other lines of business.

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

        We assigned $40.3 million of the Maxwell purchase price acquired to intangible assets based on independent, third-party appraisals. Of this amount, $24.7 million was assigned to registered trademarks that are not subject to amortization, $1.1 million was assigned to third-party license agreements, which had a useful life of approximately 18 months on the acquisition date, and $14.5 million was assigned to existing customer orders, which had a useful life of approximately eight months on the acquisition date.

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

        As our growth strategy has focused on diversification to provide a well-balanced portfolio of businesses, the acquisition of Barneys provided additional diversification by introducing a new competency in luxury specialty retailing. With an inherent diversified portfolio comprised of its own brand, as well as numerous other brands from new designers and classic design houses, Barneys provides entry into the high-growth, resilient luxury goods market.

        The aggregate cash purchase price was $295.6 million, which included $19.00 for each outstanding share of Barneys common stock (for a total of $264.5 million) and $26.7 million related to Barneys' employee stock options, preferred stock and stock warrants. We also assumed approximately $106.0 million of Barneys funded debt, $102.2 million of which we subsequently refinanced. The purchase price was allocated to Barneys' assets and liabilities, with the excess of the purchase price over the fair value of the net assets acquired of approximately $247.4 million being recorded as goodwill in the retail segment. Of the acquired goodwill relating to Barneys, approximately $83.1 million will be deductible for tax purposes.

        The following table summarizes the final values assigned to the assets acquired and liabilities assumed at the date of acquisition for Barneys (in millions).

Current assets	$ 173.5
Property, plant and equipment	48.6
Intangible assets	67.7
Goodwill	247.4
Other assets	11.9

Total assets acquired	549.1

Current liabilities	106.4
Long-term debt	147.1

Total liabilities assumed	253.5

Net assets acquired	$ 295.6

        Amounts assigned to intangible assets and the related useful lives are as follows (amounts in millions):

Class	Fair Value	Weighted- average useful life
Third-party license agreement	$ 4.0	31 years
Credit cardholder relationships	1.2	181 months
Customer database	0.2	145 months
Favorable leases	20.3	158 months
Trademarks	42.0	Indefinite

        The weighted-average useful life of all intangible assets subject to amortization is 192.2 months. In addition, $20.5 million was recorded as a long-term liability for an acquired unfavorable lease, which will be amortized over a period of 169 months. The amortization of Barneys intangible assets will be included in SG&A expenses.

        On December 1, 2003, we acquired 100% of the common stock of Kasper. Kasper designs, markets, sources, manufactures and distributes women's suits, sportswear and dresses. Kasper's brands include such well-recognized names as Albert Nipon, Anne Klein New York, AK Anne Klein, Kasper and Le Suit. In addition, Kasper has granted licenses for the manufacture and distribution of certain other products including, but not limited to, women's watches, jewelry, handbags, small leather goods, footwear, coats, eyewear and swimwear and men's apparel. Kasper also operates retail outlet stores under the Kasper and Anne Klein names, which not only sell company produced apparel, but also showcase and sell licensed products. The acquisition of Kasper was intended to partially replace the business in the better market lost by the termination of the Lauren and Ralph agreements and increases our penetration into the better market distribution channel. We also expect to benefit from the cross-branding opportunities of Kasper's brands that exist with our other lines of business. Kasper operates in both the wholesale better apparel and retail segments and the licensing of acquired Kasper trademarks to independent third parties is reported in the licensing, other and eliminations segment.

        The aggregate purchase price was $259.5 million. The purchase price was allocated to Kasper's assets and liabilities, tangible and intangible (as determined by an independent appraiser), with the excess of the purchase price over the fair value of the net assets acquired of approximately $49.6 million being recorded as goodwill, of which $9.4 million was assigned to the retail segment and the balance assigned to the wholesale better apparel segment. Of the acquired goodwill, approximately $22.1 million will be deductible for tax purposes.

        We assigned $107.6 million of the Kasper purchase price acquired to intangible assets based on independent, third-party appraisals. Of this amount, $79.5 million was assigned to registered trademarks that are not subject to amortization, $18.5 million was assigned to third-party license agreements, which had a weighted-average useful life of approximately 86 months on the acquisition date, $9.1 million was assigned to existing customer orders, which had a useful life of approximately eight months on the acquisition date, and $0.5 million was assigned to a below-market lease, which had a useful life of approximately 109 months on the acquisition date. The amortization of the customer orders and the below-market lease is included in SG&A expenses and the amortization of the license agreements is included in net licensing income.

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

        During 2003, we restructured several of our operations, including the closing of certain Mexican production facilities, the closing of an administrative, warehouse and preproduction facility in El Paso, Texas and the closing of a warehouse facility in Rural Hall, North Carolina.

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

        On July 11, 2005, we announced that we had completed a comprehensive review of our denim manufacturing operations located in Mexico. The primary action plan arising from this review resulted in the closing of the laundry, assembly and distribution operations located in San Luis, Mexico (the "denim restructuring"). All manufacturing has been consolidated into existing operations in Durango and Torreon, Mexico. A total of 3,170 employees have been terminated as a result of the closure. We have undertaken a number of measures to assist affected employees, including severance and benefits packages. As a result of this consolidation, we expect that our manufacturing operations will perform more efficiently, thereby improving our operating performance.

        In connection with the denim restructuring, we recorded $12.2 million of pre-tax costs, which includes $5.3 million of one-time termination benefits, $3.2 million of losses on the sale of property, plant and equipment, $2.6 million of contract termination costs and $1.1 million of legal and other associated costs. Of these amounts, $10.6 million is reported as cost of sales and $1.7 million is reported as a selling, general and administrative expense in the wholesale moderate apparel segment. The restructuring is expected to be substantially completed in early 2006.

        In December 2005, we closed our distribution center in Bristol, Pennsylvania. We recorded a charge of $3.6 million in 2005 related to one-time termination benefits and other employee-related matters.

        The accrual of restructuring costs and liabilities, of which $5.0 million is included in accrued expenses and other current liabilities and $3.0 million is included in other noncurrent liabilities, is as follows:

(In millions)	Severance and other employee costs	Closing of retail stores and consolidation of facilities	Denim restructuring	Total
Balance, January 1, 2003	$ 7.4	$ 2.1	$ -	$ 9.5
Net additions	6.4	2.1	-	8.5
Payments and reductions	(6.9)	(0.5)	-	(7.4)

Balance, December 31, 2003	6.9	3.7	-	10.6
Net additions	16.9	17.4	-	34.3
Payments and reductions	(17.3)	(3.0)	-	(20.3)

Balance, December 31, 2004	6.5	18.1	-	24.6
Net additions	2.9	(6.5)	9.0	5.4
Payments and reductions	(6.0)	(9.5)	(6.5)	(22.0)

Balance, December 31, 2005	$ 3.4	$ 2.1	$ 2.5	$ 8.0

        Estimated severance payments and other employee costs of $3.4 million accrued at December 31, 2005 relate to the remaining estimated severance for an estimated 93 employees at locations to be closed. Employee groups affected (totaling an estimated 1,161 employees) include accounting, administrative, customer service, manufacturing, production, warehouse and management personnel at locations closed or to be closed and duplicate corporate headquarters management and administrative personnel.

        The $2.9 million net addition in 2005 represents $3.6 million related to the closing of the Bristol facility, which was recorded as a selling, general and administrative expense in the wholesale better apparel segment, offset by $0.6 million of adjustments related to severance accruals for the Kasper and Maxwell acquisitions, which were recorded as reductions of goodwill and $0.1 million related to the closing of the Mexican and El Paso production facilities, which was recorded as a reduction of selling, general and administrative expenses in the moderate wholesale apparel segment.

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

        During 2005, 2004 and 2003, $6.0 million, $17.3 million and $6.9 million, respectively, of the reserve was utilized (relating to partial or full severance and related costs for 165, 231 and 575 employees, respectively).

        The $2.1 million accrued at December 31, 2005 for the consolidation of facilities relates to expected costs to be incurred, including lease obligations, for closing certain acquired facilities in connection with consolidating their operations into our other existing facilities.

        The $6.5 million reversal in 2005 includes a $1.2 million adjustment related to the closing of a Maxwell facility and a $5.0 million adjustment related to the closing of a Kasper facility, both of which were recorded as reductions of goodwill, and a $0.3 million reduction related to the final settlement of the remaining lease for the North Carolina facility, which was recorded as a reduction of selling, general and administrative expenses in the wholesale better apparel segment.

        The $17.4 million addition for 2004 represents a $15.9 million accrual for the closing of certain Kasper and Maxwell facilities, which was recorded as an increase to goodwill, and a $1.7 million lease termination payment for the North Carolina facility offset by a $0.2 million reduction in accruals related to the prior closing of a Canadian facility, both of which were recorded as SG&A expenses in the wholesale better apparel segment.

        The $2.1 million additional accrual for 2003 represents a $2.2 million accrual related to the closing of acquired facilities and retail stores, which was recorded as an increase to goodwill, offset by a $0.1 million reduction in accruals related to the prior closing of a Canadian facility which was recorded as a reduction of SG&A expenses in the wholesale better apparel segment.

        The details of the denim restructuring accruals are as follows:

(In millions)	One-time termination benefits	Contract termination costs	Other associated costs	Total denim restructuring
Additions	$ 5.3	$ 2.6	$ 1.1	$ 9.0
Payments and reductions	(4.9)	(1.0)	(0.6)	(6.5)

Balance, December 31, 2005	$ 0.4	$ 1.6	$ 0.5	$ 2.5

        The $2.5 million accrued at December 31, 2005 related to the denim restructuring consists of $0.4 million of estimated one-time termination benefits for an estimated 18 employees, $1.6 million relating to facility leases for locations to be closed and $0.5 million of legal fees and related costs. During 2005, $4.9 million of the termination benefits reserve was utilized (relating to costs for 3,098 employees).

        Our plans have not been finalized in all areas, and additional restructuring costs may result as we continue to evaluate and assess the impact of duplicate responsibilities, warehouses and office locations. We do not expect any final adjustments to be material. Any additional costs will be charged to operations in the period in which they occur.

PROPERTY, PLANT AND EQUIPMENT

        Major classes of property, plant and equipment are as follows:

December 31,	2005	2004	Useful lives (years)
(In millions)

Land and buildings	$ 95.0	$ 125.9	5 - 40
Leasehold improvements	268.6	237.8	1 - 39
Machinery and equipment	294.4	360.8	3 - 20
Furniture and fixtures	95.3	67.2	3 - 8
Construction in progress	31.0	11.6	-

	784.3	803.3
Less: accumulated depreciation and amortization	472.2	499.7

	$ 312.1	$ 303.6

        Depreciation and amortization expense relating to property, plant and equipment (including capitalized leases) was $81.2 million, $64.0 million and $56.9 million in 2005, 2004 and 2003, respectively. At December 31, 2005, we had outstanding commitments of approximately $53.3 million relating primarily to the construction or remodeling of retail store locations (net of $18.4 million expected to be recovered through landlord construction allowances) and the design and implementation of new computer software systems.

        Included in property, plant and equipment are the following capitalized leases:

December 31,	2005	2004	Useful lives (years)
(In millions)

Buildings	$ 58.8	$ 74.2	15 - 20
Machinery and equipment	12.3	11.8	4 - 5

	71.1	86.0
Less: accumulated amortization	29.7	32.0

	$ 41.4	$ 54.0

INVENTORIES

        Inventories are summarized as follows:

December 31,	2005	2004
(In millions)

Raw materials	$ 16.6	$ 21.5
Work in process	17.7	33.6
Finished goods	615.7	609.1

	$ 650.0	$ 664.2

GOODWILL AND OTHER INTANGIBLE ASSETS

        We perform our annual impairment test for goodwill and trademarks during the fourth fiscal quarter of the year. As a result of continuing decreases in projected accessory revenues in our costume jewelry lines, the conversion of a portion of our Enzo Angiolini retail stores to the more moderately-priced Bandolino brand, and the discontinuance of our Rena Rowan better product line, we recorded additional trademark impairment charges of$4.5 million in 2003 and $0.2 million in 2004. All trademark impairment charges are reported as SG&A expenses in the licensing, other and eliminations segment.

        The components of other intangible assets are as follows:

December 31,	2005		2004
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
License agreements	$ 64.4	$ 37.7	$ 62.7	$ 34.4
Acquired favorable leases	20.8	1.9	0.5	0.1
Acquired order backlog	-	-	14.5	14.0
Acquired credit cardholder relationships	1.2	0.4	-	-
Acquired customer database	0.2	0.1	-	-
Covenant not to compete	-	-	2.9	2.8

	86.6	40.1	80.6	51.3
Unamortized trademarks	781.0	-	738.9	-

	$ 867.6	$ 40.1	$ 819.5	$ 51.3

        During 2005, we reclassified $67.7 million from goodwill to intangible assets upon the completion of the independent appraisals of third-party license agreements, credit cardholder relationships, customer databases, favorable leases and trademarks related to the Barneys acquisition (see "Acquisitions").

        Amortization expense for intangible assets subject to amortization was $8.0 million, $32.6 million and $18.5 million for 2005, 2004 and 2003, respectively. Amortization expense for intangible assets subject to amortization for each of the years in the five-year period ending December 31, 2010 is estimated to be $5.7 million in 2006, $4.4 million in 2007, $4.3 million in 2008, $3.8 million in 2009 and $3.3 million in 2010.

        The changes in the carrying amount of goodwill for 2004 and 2005, by segment and in total, are as follows:

(In millions)	Wholesale Better Apparel	Wholesale Moderate Apparel	Wholesale Footwear & Accessories	Retail	Total
Balance, January 1, 2004	$ 404.3	$ 519.3	$ 602.7	$ 120.6	$ 1,646.9
Net adjustments to purchase price of prior acquisitions	(4.2)	(0.1)	-	-	(4.3)
Acquisition of Maxwell	-	-	206.1	-	206.1
Acquisition of Barneys	-	-	-	276.3	276.3

Balance, December 31, 2004	400.1	519.2	808.8	396.9	2,125.0
Reclassification of Barneys intangible assets and unfavorable leases, net of tax	-	-	-	(29.3)	(29.3)
Net adjustments to purchase price of prior acquisitions	(3.3)	-	4.5	0.4	1.6

Balance, December 31, 2005	$ 396.8	$ 519.2	$ 813.3	$ 368.0	$ 2,097.3

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

        At December 31, 2005 and 2004, the fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

December 31,	2005		2004
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt, including current portion	$ 977.5	$ 913.2	$ 1,106.6	$ 1,119.8
Foreign currency exchange contracts, net asset (liability)	(1.9)	(1.9)	2.0	2.0

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

        We are exposed to market risk related to changes in foreign currency exchange rates. We have assets and liabilities denominated in certain foreign currencies and purchase products from foreign suppliers who require payment in funds other than the U.S. Dollar. At December 31, 2005, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total of US$11.0 million at a weighted-average exchange rate of 1.1816 through April 2006, US $37.5 million for Euros at a weighted-average exchange rate of 1.2622 through January 2007 and US $1.5 million for British Pounds at a weighted-average exchange rate of 1.8405 through June 2006.

        We recorded amortization of net gains resulting from the termination of interest rate swaps and locks of $6.4 million, $7.8 million and $7.6 million during 2005, 2004 and 2003, respectively, as a reduction of interest expense. We reclassified $1.8 million, $0.9 million and $1.9 million of net losses from foreign currency exchange contracts to cost of sales in 2005, 2004 and 2003, respectively. There has been no material ineffectiveness related to our foreign currency exchange contracts as the instruments are designed to be highly effective in offsetting losses and gains transactions being hedged. As of December 31, 2005, the estimated net amount of existing gains and losses reported in accumulated other comprehensive income that will be reclassified into earnings in the next 12 months include amortization of $2.3 million of net gains resulting from the termination of interest rate swaps as a reduction of interest expense and no material reclassification of net gains from currency exchange contracts to cost of sales.

CREDIT FACILITIES

        At December 31, 2005, we had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.75 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for a $1.0 billion five-year revolving credit facility that expires in June 2009 and a $750.0 million five-year revolving credit facility that expires in June 2010 (which replaced a similar $500.0 million three-year revolving credit facility in May 2005). At December 31, 2005, $323.4 million was outstanding under the credit facility that expires in June 2009 (comprised of $50.0 million in cash borrowings and $273.4 million in outstanding letters of credit) and $79.5 million in cash borrowings was outstanding under the credit facility that expires in June 2010. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require us to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on our ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers and pay dividends.

        At December 31, 2005, we also had a C$10.0 million unsecured line of credit in Canada, under which C$0.2 million of letters of credit were outstanding.

        The weighted-average interest rate for outstanding cash borrowings under our credit facilities was 6.33% and 5.25% at December 31, 2005 and 2004, respectively.

LONG-TERM DEBT

        Long-term debt consists of the following:

December 31,	2005	2004
(In millions)

8.375% Series B Senior Notes due 2005	$ -	$ 129.6
7.875% Senior Notes due 2006, net of unamortized discount of $0.1 and $0.5	224.9	224.5
9% Senior Secured Notes due 2008, net of unamortized discount of $0.4 and $0.5	3.4	3.3
4.250% Senior Notes due 2009, net of unamortized discount of $0.2 and $0.2	249.8	249.8
5.125% Senior Notes due 2014, net of unamortized discount of $0.2 and $0.2	249.8	249.8
3.50% Zero Coupon Convertible Senior Notes due 2021, net of unamortized discount of $7.7	-	-
6.125% Senior Notes due 2014, net of unamortized discount of $0.4 and $0.4	249.6	249.6

	977.5	1,106.6
Less: current portion	224.9	129.6

	$ 752.6	$ 977.0

        Long-term debt maturities for each of the next five years are $225.0 million in 2006, $3.8 million in 2008 and $250.0 million in 2009. All of our notes contain certain covenants, including, among others, restrictions on liens, sale-leaseback transactions and additional secured debt, and pay interest semiannually. The weighted-average interest rate of our long-term debt was 5.8% and 6.1% at December 31, 2005 and 2004, respectively.

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

ACCUMULATED OTHER COMPREHENSIVE INCOME

        Accumulated other comprehensive income is comprised of the following:

December 31,	2005	2004
(In millions)

Foreign currency translation adjustments	$ 3.2	$ 5.6
Minimum pension liability adjustments	(10.1)	(10.3)
Unrealized gains on hedge contracts	0.4	5.5

	$ (6.5)	$ 0.8

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

        The following summarizes, by major currency, the U.S. Dollar equivalent amount of our foreign currency forward exchange contracts.

December 31,	2005		2004
(In millions)	Notional Amount	Fair Value - Asset/ (Liability)	Notional Amount	Fair Value - Asset/ (Liability)

Canadian Dollar - U.S. Dollar	$ 11.0	$ (0.2)	$ 12.0	$ (0.3)
U.S. Dollar - Euro	37.5	(1.6)	24.7	2.2
U.S. Dollar - British Pound	1.5	(0.1)	1.6	0.1

	$ 50.0	$ (1.9)	$ 38.3	$ 2.0

        During 2005, no material amounts were reclassified from other comprehensive income to earnings and there was no material ineffectiveness related to our cash flow hedges. If foreign currency exchange rates or interest rates do not change from their December 31, 2005 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months also will not be material. The actual amounts that will be reclassified to earnings over the next 12 months could vary, however, as a result of changes in market conditions.

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

        Approximately $2.3 million of pre-tax income will be reclassified into earnings within the next 12 months related to these terminated agreements.

COMMON STOCK

        The Board of Directors has authorized several programs to repurchase our common stock from time to time in open market transactions totaling $1.15 billion. As of December 31, 2005, 40.0 million shares had been acquired at a cost of $1.09 billion. There is no time limit for the utilization of the amounts remaining under any uncompleted programs.

OBLIGATIONS UNDER CAPITAL LEASES

        Obligations under capital leases consist of the following:

December 31,	2005	2004
(In millions)

Warehouses, office facilities and equipment	$ 40.1	$ 44.0
Less: current portion	2.9	4.4

Obligations under capital leases - noncurrent	$ 37.2	$ 39.6

        We occupy a warehouse facility leased from the City of Lawrenceburg, Tennessee. The ten-year net lease runs until May 2006 and requires a minimum annual rent payment of $0.5 million plus accrued interest. In connection with this lease, we guaranteed $5.0 million of Industrial Development Bonds issued in order to construct the facility, $0.2 million of which remained unpaid as of December 31, 2005. We obtain title to the facility upon expiration of the lease. The financing agreement with the issuing authority requires us to comply with the same financial covenants required by our Senior Credit Facilities (see "Credit Facilities").

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

        We also lease various equipment under two to six-year leases at an aggregate annualized rental of $1.1 million. The equipment has been capitalized at its fair market value of $5.0 million, which approximates the present value of the minimum lease payments.

        The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 31, 2005:

Year Ending December 31,
(In millions)

2006	$ 5.6
2007	5.3
2008	5.4
2009	5.2
2010	4.8
Later years	36.2

Total minimum lease payments	62.5
Less: amount representing interest	22.4

Present value of net minimum lease payments	$ 40.1

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

        (b) ROYALTIES. We have an exclusive license to produce and sell women's footwear under the Dockers Women trademark in the United States (including its territories and possessions) pursuant to an agreement with Levi Strauss & Co. which expires in December 2008. The agreement provides for payment by us of a percentage of net sales against guaranteed minimum royalty and advertising payments as set forth in the agreement. Minimum payments under this agreement amount to $0.7 million in each of 2006, 2007 and 2008.

        We also have an exclusive license to design, develop and market women's and children's shoes under the J. G. Hook and Hook Sport brand names pursuant to an agreement with J. G. Hook, Inc. which expires in December 2006. This agreement provides for the payment by us of a percentage of net sales against guaranteed minimum royalty payments as set forth in the agreement. Minimum payments under this agreement amount to $0.2 million in 2006.

        (c) LEASES. Total rent expense charged to operations for 2005, 2004 and 2003 was as follows.

Year Ended December 31,	2005	2004	2003
(In millions)

Minimum rent	$ 155.1	$ 127.2	$ 112.7
Contingent rent	0.9	1.9	1.1
Less: sublease rent	(5.8)	(6.8)	(6.4)

	$ 150.2	$ 122.3	$ 107.4

        The following is a schedule of future minimum rental payments required under operating leases:

Year Ending December 31,
(In millions)

2006	$ 143.2
2007	133.1
2008	112.5
2009	101.1
2010	88.4
Later years	365.2

$ 943.5

        Certain of the leases provide for renewal options and the payment of real estate taxes and other occupancy costs. Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating $38.9 million.

INCOME TAXES

        The following summarizes the provision for income taxes:

Year Ended December 31,	2005	2004	2003
(In millions)

Current:
Federal	$ 87.4	$ 103.0	$ 131.1
State and local	12.0	16.5	15.0
Foreign	8.8	8.8	5.2

	108.2	128.3	151.3

Deferred:
Federal	35.8	48.6	43.7
State and local	6.6	4.3	3.8
Foreign	0.4	(0.1)	(0.4)

	42.8	52.8	47.1

Provision for income taxes	$ 151.0	$ 181.1	$ 198.4

        The domestic and foreign components of income before provision for income taxes are as follows:

Year Ended December 31,	2005	2004	2003
(In millions)

United States	$ 413.1	$ 457.1	$ 517.3
Foreign	12.2	25.8	9.7

Income before provision for income taxes	$ 425.3	$ 482.9	$ 527.0

        The provision for income taxes on adjusted historical income differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

Year Ended December 31,	2005	2004	2003
(In millions)

Provision for Federal income taxes at the statutory rate	$ 148.9	$ 169.0	$ 184.5
State and local income taxes, net of federal benefit	12.9	13.6	11.6
Reversal of prior years federal income tax audit accruals	(5.7)	-	(8.7)
Valuation allowance	0.7	-	8.5
Other items, net	(5.8)	(1.5)	2.5

Provision for income taxes	$ 151.0	$ 181.1	$ 198.4

        We have not provided for U.S. Federal and foreign withholding taxes on $28.7 million of foreign subsidiaries' undistributed earnings as of December 31, 2005. Such earnings are intended to be reinvested indefinitely.

        The following is a summary of the significant components of our deferred tax assets and liabilities:

December 31,	2005	2004
(In millions)

Deferred tax assets (liabilities):
Nondeductible accruals and allowances	$ 79.2	$ 86.8
Depreciation	15.9	5.8
Intangible asset valuation and amortization	(253.6)	(205.9)
Loss and credit carryforwards	23.6	36.0
Amortization of stock-based compensation	12.5	9.5
Other (net)	8.2	9.5
Valuation allowance	(9.2)	(8.5)

Net deferred tax liability	$ (123.4)	$ (66.8)

Included in:
Current assets	$ 52.5	$ 68.2
Noncurrent liabilities	(175.9)	(135.0)

Net deferred tax liability	$ (123.4)	$ (66.8)

        As of December 31, 2005, we had federal and state net operating loss carryforwards of $9.1 million and $143.8 million, respectively, which expire through 2023. We also had capital loss carryforwards of $22.6 million, which expire in 2006, and state tax credit carryforwards of $6.1 million, which expire through 2020.

        During the fourth fiscal quarter of 2003, the Internal Revenue Service completed its audits of our returns through 2000. As a result, we reversed $8.7 million of tax accruals established in years prior to 2001. During the fourth fiscal quarter of 2005, there were favorable resolutions to various foreign and state income tax audits related to acquired entities that resulted in the reversal of $5.7 million of tax accruals.

        We have determined that the $22.6 million of capital loss carryforwards expiring in 2006 and $12.3 million of state net operating loss carryforwards expiring in 2006 and 2007 may not be utilized; therefore, we established valuation allowances of $8.5 million in 2003 related to the capital loss carryforwards and $0.7 million in 2005 related to the state net operating loss carryforwards (net of federal tax benefit).

EARNINGS PER SHARE
Year Ended December 31,	2005	2004	2003
(In millions except per share amounts)

Basic
Net income	$ 274.3	$ 301.8	$ 328.6
Weighted average common shares outstanding	118.0	123.6	127.3

Basic earnings per share	$ 2.33	$ 2.44	$ 2.58

Diluted
Net income	$ 274.3	$ 301.8	$ 328.6
Add: interest expense associated with convertible notes, net of tax benefit	-	0.8	9.5

Income available to common shareholders	$ 274.3	$ 302.6	$ 338.1

Weighted average common shares outstanding	118.0	123.6	127.3
Effect of dilutive securities:
Employee stock options	1.2	2.2	1.3
Assumed conversion of convertible notes	-	0.7	7.9

Weighted average common shares and share equivalents outstanding	119.2	126.5	136.5

Diluted earnings per share	$ 2.30	$ 2.39	$ 2.48

STATEMENT OF CASH FLOWS

Year Ended December 31,	2005	2004	2003
(In millions)

Detail of acquisitions:
Fair value of assets acquired	$ 1.1	$ 985.7	$ 382.0
Liabilities assumed	3.0	(279.3)	(103.9)

Cash paid for acquisitions	4.1	706.4	278.1
Cash acquired in acquisitions	-	(133.1)	(23.5)

Net cash paid for acquisitions	$ 4.1	$ 573.3	$ 254.6

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$ 86.0	$ 50.3	$ 47.0
Income taxes	78.6	98.5	163.2
Supplemental disclosures of non-cash investing and financing activities:
Equipment acquired through capital lease financing	0.5	0.3	29.3
Tax benefits related to stock options	1.3	5.0	2.9
Restricted stock issued to employees	24.9	4.5	18.8

STOCK OPTIONS AND RESTRICTED STOCK

        Under two stock option plans, we may grant stock options and other awards from time to time to key employees, officers, directors, advisors and independent consultants to us or to any of our subsidiaries. In general, options become exercisable over either a three-year or five-year period from the grant date and expire 10 years after the date of grant for options granted on or before May 28, 2003 and seven years after the date of grant thereafter. In certain cases for non-employee directors, options become exercisable six months after the grant date. Shares available for future option grants at December 31, 2005 and 2004 totaled 4.3 million and 3.6 million, respectively. Total compensation cost recorded for stock-based employee compensation awards (including awards to non-employee directors) was $18.3 million, $16.5 million and $12.2 million for 2005, 2004 and 2003, respectively.

        The following table summarizes information about stock option transactions (options in millions):

	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1	11.5	$30.19	12.6	$29.64	14.2	$29.28
Granted	1.0	$35.95	0.8	$34.15	0.3	$30.28
Exercised	(0.6)	$22.88	(1.4)	$25.54	(0.9)	$22.29
Cancelled/forfeited	(0.4)	$35.07	(0.5)	$35.26	(1.0)	$31.35

Outstanding, December 31	11.5	$30.91	11.5	$30.19	12.6	$29.64

        The following table summarizes information about stock options outstanding at December 31, 2005 (options in millions):

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0 to $10	0.1	5.0	$1.04	0.1	$1.04
$10 to $20	0.6	2.0	$14.86	0.6	$14.86
$20 to $25	1.3	3.5	$22.83	1.3	$22.80
$25 to $30	2.3	4.9	$28.65	2.3	$28.64
$30 to $35	3.7	5.4	$32.11	2.7	$31.68
$35 to $40	2.9	5.7	$36.99	2.1	$36.97
$40 to $70	0.6	5.1	$42.22	0.5	$42.34

In total	11.5	5.0	$30.91	9.6	$30.07

        The following table summarizes the weighted average fair value of options granted and the related assumptions used in the Black-Scholes-Merton option pricing model.

Year Ended December 31,	2005	2004	2003
Weighted-average fair value of options at grant date:
Exercise price less than market price	$8.00	$32.93	$34.38
Exercise price equal to market price	$10.43	$10.77	$12.11

Assumptions:
Dividends yield	1.02%	1.00%	0.77%
Expected volatility	30.3%	40.9%	47.9%
Risk-free interest rate	4.46%	2.87%	2.55%
Expected life (years)	3.9	4.0	3.8

        The following table summarizes information about unvested restricted stock transactions (shares in thousands):

	2005		2004		2003
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested, January 1	738.0	$32.67	870.5	$31.79	293.0	$36.50
Granted	705.2	$35.35	126.2	$35.53	626.5	$29.96
Vested	(297.8)	$31.92	(207.9)	$30.47	(3.0)	$36.77
Forfeited	(53.8)	$34.80	(50.8)	$35.23	(46.0)	$36.22

Outstanding, December 31	1,091.6	$34.34	738.0	$32.67	870.5	$31.79

        During 2005, 705,250 shares of restricted common stock were issued to 200 employees under the 1999 Stock Incentive Plan. The restrictions generally lapse on the third anniversary of issue. The value of this stock based on quoted market values was $24.9 million.

        During 2004, 126,250 shares of restricted common stock were issued to 91 employees under the 1999 Stock Incentive Plan. The restrictions generally lapse on one-third of the number of restricted shares on each of the first three anniversary dates of issue. The value of this stock based on quoted market values was $4.5 million.

        During 2003, 626,500 shares of restricted common stock were issued to 31 employees and six executive officers under the 1999 Stock Incentive Plan. The restrictions generally lapse on one-third of the number of restricted shares on each of the first three anniversary dates of issue or, in the case of our Chief Executive Officer and our Chief Operating and Financial Officer, one-third of the number of restricted shares on the first day immediately following the end of the trading restrictions imposed by us on the grantee with respect to the public announcement of fourth quarter financial results for each of 2003, 2004 and 2005, provided we meet certain target levels of free cash flow (cash flow from operations less capital expenditures) for the year immediately preceding the lapse date. The value of this stock based on quoted market values was $18.8 million.

        The value of restricted common stock is amortized over the period in which the restrictions lapse. The restrictions do not affect voting and dividend rights.

EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

        We maintain the Jones Apparel Group, Inc. Retirement Plan (the "Jones Plan") under Section 401(k) of the Internal Revenue Code (the "Code"). Employees not covered by a collective bargaining agreement and meeting certain other requirements are eligible to participate in the Jones Plan. Under the Jones Plan, participants may elect to have up to 50% of their salary (subject to limitations imposed by the Code) deferred and deposited with a qualified trustee, who in turn invests the money in a variety of investment vehicles as selected by each participant. All employee contributions into the Jones Plan are 100% vested.

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

        In connection with the acquisitions of Gloria Vanderbilt, Kasper and Barneys, we assumed additional plans in which certain employees participate.

        Gloria Vanderbilt and Kasper maintained defined contribution plans under Section 401(k) of the Code. Certain employees not covered by a collective bargaining agreement and meeting certain other requirements were eligible to participate in these plans. Participants could elect to have a portion of their salary (subject to limitations imposed by the Code) deferred and deposited with a qualified trustee, who in turn invested the money in a variety of investment vehicles as selected by each participant. All employee contributions into these plans were 100% vested. We matched a portion of the participant's contributions subject to maximums set by the Department of the Treasury. The Gloria Vanderbilt and Kasper plans were merged into the Jones Plan on January 26, 2004 and September 1, 2004, respectively.

        Barneys maintained the Barney's Inc. Retirement Savings Plan under Section 401(a) of the Code. Barneys employees meeting certain requirements were eligible to participate in the plan. Under the plan, participants could elect to have up to 13% of their salary (subject to limitations imposed by the Code) deferred and deposited with a qualified trustee, who in turn invested the money in a variety of investment vehicles as selected by each participant. The plan required Barneys to match 50% of employee contributions up to 6% of a participant's eligible compensation and to make a non-discretionary contribution of 1.5% of a participant's eligible compensation. In addition, Barneys could make a discretionary contribution of up to 4% of a participant's eligible compensation. The Barneys plan was merged into the Jones Plan on December 31, 2005.

        Pursuant to certain collective bargaining agreements, Barneys is also required to make periodic pension contributions to union-sponsored multi-employer plans which provide for defined benefits for certain union members employed by Barneys.

        We contributed approximately $10.3 million, $8.1 million and $6.4 million to our defined contribution plans during 2005, 2004 and 2003, respectively.

Defined Benefit Plans

        We maintain several defined benefit plans, including the Pension Plan for Associates of Nine West Group Inc. (the "Cash Balance Plan") and The Napier Company Retirement Plan for certain associates of Victoria (the "Napier Plan"). The Cash Balance Plan expresses retirement benefits as an account balance which increases each year through interest credits. All benefits under the Napier Plan are frozen at the amounts earned by the participants as of December 31, 1995. Our funding policy is to make the minimum annual contributions required by applicable regulations. We plan to contribute $2.5 million to our defined benefit plans in 2006. The measurement date for all plans is December 31. During 2005, we terminated a Canadian benefit plan, purchasing joint and survivor annuities for the remaining participants.

Obligations and Funded Status

Year Ended December 31,	2005	2004
(In millions)

Change in benefit obligation
Benefit obligation, beginning of year	$ 40.4	$ 39.1
Service cost	-	0.1
Interest cost	2.3	2.3
Actuarial loss	0.4	2.9
Effects of changes in foreign currency exchange rates	-	0.1
Termination of Canadian benefit plan	(0.9)	-
Settlements	1.2	-
Benefits paid	(3.8)	(4.1)

Benefit obligation, end of year	39.6	40.4

Change in plan assets
Fair value of plan assets, beginning of year	25.6	23.2
Actual return on plan assets	1.0	1.2
Employer contribution	3.0	5.2
Effects of changes in foreign currency exchange rates	-	0.1
Annuity purchases related to termination of Canadian benefit plan	(0.6)	-
Benefits paid	(3.8)	(4.1)

Fair value of plan assets, end of year	25.2	25.6

Funded status	(14.4)	(14.8)
Unrecognized net actuarial loss	16.2	16.4

Net amount recognized	$ 1.8	$ 1.6

Amounts Recognized on the Balance Sheet

December 31,	2005	2004
(In millions)

Accrued benefit cost	$ (14.4)	$ (14.8)
Accumulated other comprehensive income	16.2	16.4

Net amount recognized	$ 1.8	$ 1.6

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

December 31,	2005	2004
(In millions)

Projected benefit obligation	$ 39.6	$ 40.4
Accumulated benefit obligation	39.6	40.4
Fair value of plan assets	25.2	25.6
Increase in minimum liability included in other comprehensive income	0.2	2.6

Components of Net Periodic Benefit Cost

Year Ended December 31,	2005	2004
(In millions)

Service cost	$ -	$ 0.1
Interest cost	2.3	2.3
Expected return on plan assets	(2.0)	(1.8)
Settlement costs	1.9	-
Amortization of net loss	1.1	0.9

Net periodic benefit cost	$ 3.3	$ 1.5

Assumptions

	2005	2004
Weighted-average assumptions used to determine:
Benefit obligations at December 31
Discount rate	5.6%	5.8%
Expected long-term return on plan assets	7.9%	7.9%
Net periodic benefit cost for year ended December 31
Discount rate	5.8%	6.1%
Expected long-term return on plan assets	7.9%	7.9%

Estimated Future Benefit Payments

Year Ending December 31,
(In millions)

2006	$ 1.4
2007	1.6
2008	1.9
2009	1.7
2010	1.7
2011 through 2015	12.9

$ 21.2

Plan Assets

        The weighted-average asset allocations at December 31, 2005 and 2004 by asset category are as follows:

December 31,	2005	2004
Equity securities	63%	47%
Debt securities	32%	34%
Other	5%	19%

Total	100%	100%

        Our plans are designed to diversify investments across types of investments and investment managers. Permitted investment vehicles include investment-grade fixed income securities, domestic and foreign equity securities, mutual funds, guaranteed insurance contracts and real estate, while speculative and derivative investment vehicles are generally prohibited. The investment managers have full discretion to manage their portion of the investments subject to the objectives and policies of the respective plans. The performance of the investment managers is reviewed on a regular basis. The primary objectives are to achieve a rate of return sufficient to meet current and future plan cash requirements and to emphasize long-term growth of principal while avoiding excessive risk and maintaining fund liquidity. At December 31, 2005, the weighted-average target allocation percentages for fund investments were 24% fixed income securities, 56% U. S. equity securities, 2% real estate and 18% international securities.

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

JOINT VENTURES

        On July 1, 2002, we entered into two joint ventures with HCL Technologies Limited ("HCL") to provide us with computer consulting, programming and associated support services. HCL is a global technology and software services company offering a suite of services targeted at technology vendors, software product companies and organizations. We received a 49% ownership interest in each joint venture, which operate under the names HCL Jones Technologies, LLC and HCL Jones Technologies (Bermuda), Ltd., for a cash contribution of $0.3 million and the transfer of certain software and employees. HCL received a 51% ownership interest in each company for an initial cash contribution of $1.0 million. HCL has the option to acquire our remaining ownership interest at the end of five years through the issuance of HCL equity shares. As of December 31, 2005, we have committed to purchase $5.25 million in services from these joint venture companies through June 30, 2007.

        We also have a 50% ownership interest in a joint venture with Sutton to operate retail locations in Australia. We have unconditionally guaranteed up to $7.0 million of borrowings under the joint venture's uncommitted credit facility and up to $0.4 million of presettlement risk associated with foreign exchange transactions. Performance under the guarantees is required if the joint venture fails to make a required payment under these facilities when due. Sutton is required to reimburse us for 50% of any payments made under these guarantees. At December 31, 2005, the outstanding balance subject to these guarantees was approximately $0.7 million.

        The results of our joint ventures are reported under the equity method of accounting. The amount of consolidated retained earnings represented by the undistributed earnings of our joint ventures as of December 31, 2005 was $9.0 million.

BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

        We identify operating segments based on, among other things, differences in products sold and the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operations are comprised of four reportable segments: wholesale better apparel, wholesale moderate apparel, wholesale footwear and accessories, and retail. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores, the retail segment includes operations by our own stores, and income and expenses related to trademarks, licenses and general corporate functions are reported under "licensing, other and eliminations." We define segment profit as operating income before net interest expense, equity in earnings of unconsolidated affiliates and income taxes. Summarized below are our revenues, income and total assets by reportable segments.

(In millions)	Wholesale Better Apparel	Wholesale Moderate Apparel	Wholesale Footwear & Accessories	Retail	Licensing, Other & Eliminations	Consolidated
For the year ended December 31, 2005
Revenues from external customers	$ 1,438.2	$ 1,265.2	$ 978.6	$ 1,332.6	$ 59.6	$ 5,074.2
Intersegment revenues	144.5	4.6	41.5	-	(190.6)	-

Total revenues	1,582.7	1,269.8	1,020.1	1,332.6	(131.0)	5,074.2

Segment income	$ 166.5	$ 89.1	$ 141.8	$ 122.6	$ (22.8)	497.2

Net interest expense						(75.1)
Equity in earnings of unconsolidated affiliates						3.2

Income before provision for income taxes						$ 425.3

Depreciation and amortization	$ 14.9	$ 16.4	$ 10.3	$ 30.9	$ 30.3	$ 102.8
For the year ended December 31, 2004
Revenues from external customers	$ 1,493.2	$ 1,315.3	$ 1,002.4	$ 780.3	$ 58.5	$ 4,649.7
Intersegment revenues	146.9	13.0	58.3	-	(218.2)	-

Total revenues	1,640.1	1,328.3	1,060.7	780.3	(159.7)	4,649.7

Segment income	$ 160.1	$ 142.6	$ 164.2	$ 78.4	$ (16.9)	528.4

Net interest expense						(49.3)
Equity in earnings of unconsolidated affiliates						3.8

Income before provision for income taxes						$ 482.9

Depreciation and amortization	$ 24.1	$ 18.0	$ 22.7	$ 11.8	$ 31.1	$ 107.7
For the year ended December 31, 2003
Revenues from external customers	$ 1,475.0	$ 1,310.2	$ 868.3	$ 685.6	$ 36.2	$ 4,375.3
Intersegment revenues	88.7	12.3	62.6	-	(163.6)	-

Total revenues	1,563.7	1,322.5	930.9	685.6	(127.4)	4,375.3

Segment income	$ 212.8	$ 157.1	$ 157.9	$ 77.0	$ (25.0)	579.8

Net interest expense						(55.3)
Equity in earnings of unconsolidated affiliates						2.5

Income before provision for income taxes						$ 527.0

Depreciation and amortization	$ 19.6	$ 18.6	$ 8.7	$ 11.0	$ 26.4	$ 84.3
Total assets
December 31, 2005	$ 1,895.1	$ 1,107.2	$ 1,084.7	$ 790.2	$ (299.4)	$ 4,577.8
December 31, 2004	1,891.0	1,071.4	1,210.8	742.2	(364.6)	4,550.8
December 31, 2003	1,889.7	1,207.4	900.9	381.4	(191.7)	4,187.7

        Revenues from external customers and long-lived assets excluding deferred taxes related to operations in the United States and foreign countries are as follows:

On or for the Year Ended December 31,	2005	2004	2003
(In millions)

Revenues from external customers:
United States	$ 4,804.3	$ 4,448.8	$ 4,249.1
Foreign countries	269.9	200.9	126.2

	$ 5,074.2	$ 4,649.7	$ 4,375.3

Long-lived assets:
United States	$ 3,265.4	$ 3,217.6	$ 2,697.3
Foreign countries	28.1	37.0	34.5

	$ 3,293.5	$ 3,254.6	$ 2,731.8

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

Condensed Consolidating Balance Sheets
(In millions)

	December 31, 2005				December 31, 2004
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 20.3	$ 14.6	$ -	$ 34.9	$ 12.3	$ 32.7	$ -	$ 45.0
Accounts receivable - net	178.8	279.6	-	458.4	174.6	273.7	-	448.3
Inventories	282.4	374.6	(7.0)	650.0	294.3	373.2	(3.3)	664.2
Prepaid and refundable income taxes	1.5	6.5	(8.0)	-	1.5	24.9	(26.4)	-
Deferred taxes	17.7	35.6	(0.8)	52.5	23.5	46.0	(1.3)	68.2
Prepaid expenses and other current assets	45.7	42.8	-	88.5	37.9	32.6	-	70.5

TOTAL CURRENT ASSETS	546.4	753.7	(15.8)	1,284.3	544.1	783.1	(31.0)	1,296.2

Property, plant and equipment - net	133.6	178.5	-	312.1	125.3	178.2	0.1	303.6
Due from affiliates	63.5	624.8	(688.3)	-	116.5	511.3	(627.8)	-
Goodwill	1,784.3	313.0	-	2,097.3	1,776.0	349.0	-	2,125.0
Other intangibles - net	166.8	660.7	-	827.5	167.7	600.5	-	768.2
Investments in subsidiaries	2,205.2	-	(2,205.2)	-	2,110.4	-	(2,110.4)	-
Other assets	30.7	27.4	(1.5)	56.6	35.5	24.7	(2.4)	57.8

	$ 4,930.5	$ 2,558.1	$ (2,910.8)	$ 4,577.8	$ 4,875.5	$ 2,446.8	$ (2,771.5)	$ 4,550.8

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$ 129.5	$ -	$ -	$ 129.5	$ 69.2	$ -	$ -	$ 69.2
Current portion of long-term debt and capital lease obligations	226.6	1.2	-	227.8	132.5	1.5	-	134.0
Accounts payable	118.4	138.1	-	256.5	105.9	153.4	-	259.3
Income taxes payable	54.9	17.8	(18.5)	54.2	47.5	9.6	(33.4)	23.7
Deferred taxes	0.9	-	(0.9)	-	-	-	-	-
Accrued expenses and other current liabilities	78.5	90.0	-	168.5	93.3	104.4	-	197.7

TOTAL CURRENT LIABILITIES	608.8	247.1	(19.4)	836.5	448.4	268.9	(33.4)	683.9

NONCURRENT LIABILITIES:
Long-term debt	749.2	3.4	-	752.6	973.7	3.3	-	977.0
Obligations under capital leases	12.5	24.7	-	37.2	14.1	25.5	-	39.6
Deferred taxes	10.7	158.0	7.2	175.9	23.6	109.0	2.4	135.0
Due to affiliates	624.8	63.5	(688.3)	-	511.3	116.5	(627.8)	-
Other	38.0	71.2	-	109.2	24.7	28.1	8.6	61.4

TOTAL NONCURRENT LIABILITIES	1,435.2	320.8	(681.1)	1,074.9	1,547.4	282.4	(616.8)	1,213.0

TOTAL LIABILITIES	2,044.0	567.9	(700.5)	1,911.4	1,995.8	551.3	(650.2)	1,896.9

STOCKHOLDERS' EQUITY:
Common stock and additional paid-in capital	1,270.9	1,631.1	(1,631.1)	1,270.9	1,237.9	1,779.9	(1,779.9)	1,237.9
Retained earnings	2,646.3	360.0	(580.1)	2,426.2	2,430.0	110.6	(336.4)	2,204.2
Accumulated other comprehensive income (loss)	(6.5)	(0.9)	0.9	(6.5)	0.8	5.0	(5.0)	0.8
Treasury stock	(1,024.2)	-	-	(1,024.2)	(789.0)	-	-	(789.0)

TOTAL STOCKHOLDERS' EQUITY	2,886.5	1,990.2	(2,210.3)	2,666.4	2,879.7	1,895.5	(2,121.3)	2,653.9

	$ 4,930.5	$ 2,558.1	$ (2,910.8)	$ 4,577.8	$ 4,875.5	$ 2,446.8	$ (2,771.5)	$ 4,550.8

Condensed Consolidating Statements of Income
(In millions)

	Year Ended December 31, 2005
	Issuers	Others	Eliminations	Consolidated
Net sales	$ 2,380.9	$ 2,708.5	$ (74.8)	$ 5,014.6
Licensing income (net)	0.1	59.5	-	59.6

Total revenues	2,381.0	2,768.0	(74.8)	5,074.2
Cost of goods sold	1,464.0	1,835.0	(55.2)	3,243.8

Gross profit	917.0	933.0	(19.6)	1,830.4
Selling, general and administrative expenses	797.3	551.7	(15.8)	1,333.2

Operating income	119.7	381.3	(3.8)	497.2
Net interest expense (income) and financing costs	80.6	(5.5)	-	75.1
Equity in earnings of unconsolidated affiliates	0.5	1.8	0.9	3.2

Income before provision for income taxes and equity in earnings of subsidiaries	39.6	388.6	(2.9)	425.3
Provision for income taxes	18.2	134.3	(1.5)	151.0
Equity in earnings of subsidiaries	253.0	-	(253.0)	-

Net income	$ 274.4	$ 254.3	$ (254.4)	$ 274.3

	Year Ended December 31, 2004
	Issuers	Others	Elim- inations	Cons- olidated
Net sales	$ 2,302.2	$ 2,379.8	$ (89.4)	$ 4,592.6
Licensing income (net)	0.1	57.0	-	57.1

Total revenues	2,302.3	2,436.8	(89.4)	4,649.7
Cost of goods sold	1,363.6	1,648.5	(67.7)	2,944.4

Gross profit	938.7	788.3	(21.7)	1,705.3
Selling, general and administrative expenses	793.7	397.1	(13.9)	1,176.9

Operating income	145.0	391.2	(7.8)	528.4
Net interest expense (income) and financing costs	54.6	(5.3)	-	49.3
Equity in earnings of unconsolidated affiliates	1.8	3.0	(1.0)	3.8

Income before provision for income taxes and equity in earnings of subsidiaries	92.2	399.5	(8.8)	482.9
Provision for income taxes	44.3	137.7	(0.9)	181.1
Equity in earnings of subsidiaries	246.3	-	(246.3)	-

Net income	$ 294.2	$ 261.8	$ (254.2)	$ 301.8

	Year Ended December 31, 2003
	Issuers	Others	Elim- inations	Cons- olidated
Net sales	$ 2,466.8	$ 1,895.8	$ (23.5)	$ 4,339.1
Licensing income (net)	0.1	36.1	-	36.2

Total revenues	2,466.9	1,931.9	(23.5)	4,375.3
Cost of goods sold	1,426.2	1,328.9	(16.5)	2,738.6

Gross profit	1,040.7	603.0	(7.0)	1,636.7
Selling, general and administrative expenses	781.2	281.9	(6.2)	1,056.9

Operating income	259.5	321.1	(0.8)	579.8
Net interest expense and financing costs	53.2	2.1	-	55.3
Equity in earnings of unconsolidated affiliates	2.7	0.9	(1.1)	2.5

Income before provision for income taxes and equity in earnings of subsidiaries	209.0	319.9	(1.9)	527.0
Provision for income taxes	87.0	116.4	(5.0)	198.4
Equity in earnings of subsidiaries	453.2	-	(453.2)	-

Net income	$ 575.2	$ 203.5	$ (450.1)	$ 328.6

Condensed Consolidating Statements of Cash Flows
(In millions)

	Year Ended December 31, 2005
	Issuers	Others	Eliminations	Consolidated
Net cash provided by operating activities	$ 394.3	$ 43.8	$ (10.7)	$ 427.4

Cash flows from investing activities
Payments for acquisitions, net of cash acquired	(4.1)	-	-	(4.1)
Capital expenditures	(35.7)	(51.8)	-	(87.5)
Acquisition of intangibles	-	(0.1)	-	(0.1)
Proceeds from sales of property, plant and equipment	0.3	3.3	-	3.6
Other	-	(0.5)	-	(0.5)

Net cash used in investing activities	(39.5)	(49.1)	-	(88.6)

Cash flows from financing activities
Repurchase of Senior Notes	(129.6)	-	-	(129.6)
Net borrowings under credit facilities	60.3	-	-	60.3
Purchases of treasury stock	(235.2)	-	-	(235.2)
Proceeds from exercise of employee stock options	13.4	-	-	13.4
Dividends paid	(52.3)	(10.7)	10.7	(52.3)
Other items	(3.4)	(1.6)	-	(5.0)

Net cash used in financing activities	(346.8)	(12.3)	10.7	(348.4)

Effect of exchange rates on cash	-	(0.5)	-	(0.5)

Net increase (decrease) in cash and cash equivalents	8.0	(18.1)	-	(10.1)
Cash and cash equivalents, beginning	12.3	32.7	-	45.0

Cash and cash equivalents, ending	$ 20.3	$ 14.6	$ -	$ 34.9

	Year Ended December 31, 2004
	Issuers	Others	Eliminations	Consolidated
Net cash provided by operating activities	$ 336.8	$ 125.1	$ -	$ 461.9

Cash flows from investing activities
Payments for acquisitions, net of cash acquired	(573.3)	-	-	(573.3)
Capital expenditures	(28.8)	(27.8)	-	(56.6)
Acquisition of intangibles	(1.2)	-	-	(1.2)
Proceeds from sales of property, plant and equipment	0.1	1.6	-	1.7

Net cash used in investing activities	(603.2)	(26.2)	-	(629.4)

Cash flows from financing activities
Issuance of Senior Notes, net	743.5	-	-	743.5
Repurchase of Senior Notes	(621.6)	(112.7)	-	(734.3)
Net borrowings under credit facilities	69.2	-	-	69.2
Purchases of treasury stock	(201.5)	-	-	(201.5)
Proceeds from exercise of employee stock options	35.5	-	-	35.5
Dividends paid	(44.8)	-	-	(44.8)
Other items	(3.6)	(2.1)	-	(5.7)

Net cash used in financing activities	(23.3)	(114.8)	-	(138.1)

Effect of exchange rates on cash	-	0.6	-	0.6

Net decrease in cash and cash equivalents	(289.7)	(15.3)	-	(305.0)
Cash and cash equivalents, beginning	302.0	48.0	-	350.0

Cash and cash equivalents, ending	$ 12.3	$ 32.7	$ -	$ 45.0

	Year Ended December 31, 2003
	Issuers	Others	Eliminations	Consolidated
Net cash provided by operating activities	$ 419.1	$ 162.9	$ (127.0)	$ 455.0

Cash flows from investing activities
Payments for acquisitions, net of cash acquired	(254.6)	-	-	(254.6)
Capital expenditures	(27.3)	(26.0)	-	(53.3)
Net cash related to sale of U.S. Treasury bonds	12.3	-	-	12.3
Acquisition of intangibles	-	(6.0)	-	(6.0)
Proceeds from sales of property, plant and equipment	2.1	24.8	-	26.9
Other	0.2	-	-	0.2

Net cash used in investing activities	(267.3)	(7.2)	-	(274.5)

Cash flows from financing activities
Purchases of treasury stock	(102.1)	-	-	(102.1)
Proceeds from exercise of employee stock options	20.5	-	-	20.5
Dividends paid	(20.2)	(127.0)	127.0	(20.2)
Repayment of long-term debt	-	(7.4)	-	(7.4)
Other items	(4.2)	(1.3)	-	(5.5)

Net cash used in financing activities	(106.0)	(135.7)	127.0	(114.7)

Effect of exchange rates on cash	-	0.9	-	0.9

Net increase in cash and cash equivalents	45.8	20.9	-	66.7
Cash and cash equivalents, beginning	256.2	27.1	-	283.3

Cash and cash equivalents, ending	$ 302.0	$ 48.0	$ -	$ 350.0

UNAUDITED CONSOLIDATED FINANCIAL INFORMATION

        Unaudited interim consolidated financial information for the two years ended December 31, 2005 is summarized as follows:

(In millions except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Net sales	$ 1,335.1	$ 1,165.4	$ 1,312.6	$ 1,201.6
Total revenues	1,349.3	1,176.4	1,327.5	1,221.0
Gross profit	498.7	434.5	461.4	435.7
Operating income	158.3	105.4	139.6	93.8
Net income	87.0	54.8	76.8	55.7
Basic earnings per share	$0.72	$0.46	$0.66	$0.48
Diluted earnings per share	$0.71	$0.46	$0.65	$0.48
Dividends declared per share	$0.10	$0.10	$0.12	$0.12

2004
Net sales	$ 1,205.0	$ 1,042.6	$ 1,283.0	$ 1,062.0
Total revenues	1,218.1	1,052.6	1,296.1	1,082.9
Gross profit	461.6	413.4	461.6	368.7
Operating income	161.9	134.6	164.4	67.5
Net income	94.4	77.6	95.8	34.1
Basic earnings per share	$0.75	$0.62	$0.78	$0.28
Diluted earnings per share	$0.73	$0.61	$0.77	$0.28
Dividends declared per share	$0.08	$0.08	$0.10	$0.10

Quarterly figures may not add to full year due to rounding.

SUBSEQUENT EVENT

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

        During the course of the discussions concerning the Ralph License, Polo asserted that the expiration of the Ralph License would cause the Lauren License agreements to end on December 31, 2003, instead of December 31, 2006. We believed that this was an improper interpretation and that the expiration of the Ralph License did not cause the Lauren License to end.

        On June 3, 2003, we announced that our discussions with Polo regarding the interpretation of the Lauren License had reached an impasse and that, as a result, we had filed a complaint in the New York State Supreme Court against Polo and its affiliates and our former President, Jackwyn Nemerov. The complaint alleged that Polo breached the Lauren License agreements by claiming that the license ends at the end of 2003. The complaint also alleged that Ms. Nemerov breached the confidentiality and non-compete provisions of her employment agreement with us. Additionally, Polo was alleged to have induced Ms. Nemerov to breach her employment agreement and Ms. Nemerov was alleged to have induced Polo to breach the Lauren License agreements. We asked the court to enter a judgment for compensatory damages of $550 million, as well as punitive damages, and to enforce the confidentiality and non-compete provisions of Ms. Nemerov's employment agreement.

        These matters were resolved by settlement dated January 22, 2006, which closed on February 3, 2006. In connection with this settlement, we entered into a Stock Purchase Agreement with Polo and certain of its subsidiaries with respect to the sale to Polo of all outstanding stock of Sun. We received proceeds of $355.0 million (subject to adjustment based on final inventory levels) in connection with the sale and the settlement. Sun's assets and liabilities on the closing date primarily related to the Polo Jeans Company business, which Sun operated under long-term license and design agreements entered into with Polo in 1995. We retained distribution and product development facilities in El Paso, Texas, along with certain working capital items, including accounts receivable and accounts payable. In addition, as part of the agreements, we will continue to provide certain support services to Polo (including manufacturing, distribution, information technology and other financial and administrative functions) for a limited period of time.

        We will record a loss of approximately $140.6 million after allocating $356.7 million of goodwill to the business sold. We will record an after tax gain of approximately $60.2 million related to the litigation settlement, resulting in a combined after tax loss of approximately $80.4 million. Long-lived assets included in the sale include $1.9 million of net property, plant and equipment and $5.5 million of unamortized long-term prepaid marketing expenses.

        Net sales for the Polo Jeans Company business, which are reported under the wholesale better apparel segment, were $303.5 million, $336.5 million and $379.8 million in 2005, 2004 and 2003, respectively.

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

        Our internal controls are evaluated on an ongoing basis by our Internal Audit department and co-sourcing partner Deloitte & Touche, LLP, by other personnel in our organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our disclosure and internal controls and to make modifications as necessary, as disclosure and internal controls are intended to be dynamic systems that change (including improvements and corrections) as conditions warrant. Part of this evaluation is to determine whether there were any significant deficiencies or material weaknesses in our internal controls, or whether we had identified any acts of fraud involving personnel who have a significant role in the our internal controls. Significant deficiencies are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements; material weaknesses are particularly serious conditions where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

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

        We have adopted a Code of Business Conduct and Ethics and a Code of Ethics for Senior Executive and Financial Officers, which applies to our Chief Executive Officer, Chief Operating and Financial Officer, Controller and other personnel performing similar functions. Both codes are posted on our website, www.jny.com under the "OUR COMPANY - Corporate Governance" caption. We intend to make all required disclosures regarding any amendment to, or a waiver of, a provision of the Code of Ethics for Senior Executive and Financial Officers by posting such information on our website.

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

Equity Compensation Plan Information

        The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	11,064,019	$31.10	4,272,661
Equity compensation plans not approved by security holders	448,865	$26.24	--
Total	11,512,884	$30.91	4,272,661

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

        During 2002, 250,000 options were granted pursuant to equity compensation plans not approved by our shareholders. These options were issued to persons not previously employed by us as material inducements to these persons entering into employment contracts with us. Of these options, 225,000 became fully vested on December 30, 2003 and expire on December 30, 2006 (based on terms of individual employment contracts) and 25,000 vest in equal installments on each of the first five anniversary dates of grant and expire ten years from the grant date.

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
The following financial statements are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2005 and 2004
Consolidated Statements of Income - Years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders' Equity - Years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows - Years ended December 31, 2005, 2004 and 2003
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

February 28, 2006		JONES APPAREL GROUP, INC. (Registrant)
	By:	/s/ Peter Boneparth Peter Boneparth President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on this page to this Annual Report on Form 10-K for the year ended December 31, 2005 (the "Form 10-K") constitutes and appoints Peter Boneparth, Wesley R. Card and Patrick M. Farrell and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Form 10-K, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and grants unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might and could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Peter Boneparth Peter Boneparth	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2006
/s/ Sidney Kimmel Sidney Kimmel	Chairman and Director	February 28, 2006
/s/ Wesley R. Card Wesley R. Card	Chief Operating and Financial Officer (Principal Financial Officer)	February 28, 2006
/s/ Patrick M. Farrell Patrick M. Farrell	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 28, 2006
/s/ Howard Gittis Howard Gittis	Director	February 28, 2006
/s/ Anthony F. Scarpa Anthony F. Scarpa	Director	February 28, 2006
/s/ Matthew H. Kamens Matthew H. Kamens	Director	February 28, 2006
/s/ J. Robert Kerrey J. Robert Kerrey	Director	February 28, 2006
/s/ Ann N. Reese Ann N. Reese	Director	February 28, 2006
/s/ Gerald C. Crotty Gerald C. Crotty	Director	February 28, 2006
/s/ Lowell W. Robinson Lowell W. Robinson	Director	February 28, 2006
/s/ Allen I. Questrom Allen I. Questrom	Director	February 28, 2006

INDEX TO FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm on Schedule II.

Schedule II.         Valuation and qualifying accounts

Schedules other than those listed above have been omitted since the information is not applicable, not required or is included in the respective financial statements or notes thereto.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit[1]
2.1	Agreement and Plan of Merger dated September 10, 1998, among Jones Apparel Group, Inc., SAI Acquisition Corp., Sun Apparel, Inc. and the selling shareholders (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated September 24, 1998).
2.2	Agreement and Plan of Merger dated as of March 1, 1999, among Jones Apparel Group, Inc., Jill Acquisition Sub Inc. and Nine West Group Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated March 2, 1999).
2.3	Securities Purchase and Sale Agreement dated as of July 31, 2000, among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Victoria + Co Ltd. and the Shareholders and Warrantholders of Victoria + Co Ltd (incorporated by reference to Exhibit 2.1 of our Quarterly Report on Form 10-Q for the three months ended April 2, 2000).
2.4	Agreement and Plan of Merger dated as of April 13, 2001, among Jones Apparel Group, Inc., MCN Acquisition Corp. and McNaughton Apparel Group Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated April 13, 2001).
2.5	Purchase Agreement dated as of August 7, 2003 between Kasper A.S.L., Ltd. and Jones Apparel Group, Inc. (incorporated by reference to Exhibit 2.1 of our Quarterly Report on Form 10-Q for the nine months ended October 4, 2003).
2.6	Agreement and Plan of Merger dated as of June 18, 2004, among Jones Apparel Group, Inc., MSC Acquisition Corp. and Maxwell Shoe Company Inc. (incorporated by reference to Exhibit 99.D.3 of Amendment No. 16 to our Schedule TO dated June 21, 2004).
2.7	Agreement and Plan of Merger dated as of November 10, 2004 among Jones Apparel Group, Inc., Flintstone Acquisition Corp. and Barneys New York, Inc. (incorporated by reference to Exhibit 2 of our Schedule 13D dated November 10, 2004).
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the six months ended July 6, 2002).
4.1	Form of Certificate evidencing shares of common stock of Jones Apparel Group, Inc. (incorporated by reference to Exhibit 4.1 of our Shelf Registration Statement on Form S-3, filed on October 28, 1998 (Registration No. 333-66223)).
4.2	Exchange and Registration Rights Agreement dated October 2, 1998, among Jones Apparel Group, Inc. and Chase Securities Inc., Merrill Lynch, Pierce Fenner & Smith Incorporated and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.1 of our Form S-4, filed on December 9, 1998 (Registration No. 333-68587)).
4.3	Second Supplemental Indenture for 8-3/8% Series B Senior Notes due 2005 dated as of June 15, 1999, among Jack Asset Sub Inc., Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the six months ended July 4, 1999).

Exhibit No.	Description of Exhibit
4.4	Exchange and Note Registration Rights Agreement dated June 15, 1999, among Jones Apparel Group, Inc., Bear, Stearns & Co. Inc., Chase Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney Inc., BancBoston Robertson Stephens Inc., Banc of America Securities LLC, ING Baring Furman Selz LLC, Lazard Freres & Co. LLC, Tucker Anthony Cleary Gull, Brean Murray & Co., Inc. and The Buckingham Research Group Incorporated (incorporated by reference to Exhibit 4.5 of our Quarterly Report on Form 10-Q for the six months ended July 4, 1999).
4.5	Senior Note Indenture dated as of June 15, 1999, among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Group Inc. and The Bank of New York, as trustee, including Form of 7.50% Senior Notes due 2004 and Form of 7.875% Senior Notes due 2006 (incorporated by reference to Exhibit 4.6 of our Quarterly Report on Form 10-Q for the six months ended July 4, 1999).
4.6	Senior Note Indenture dated as of July 9, 1997, among Nine West Group Inc. and Nine West Development Corporation, Nine West Distribution Corporation, Nine West Footwear Corporation and Nine West Manufacturing Corporation, as Guarantors, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of the Nine West Group Inc. Registration Statement on Form S-4, filed on August 21, 1997 (Registration No. 333-34085)).
4.7	Supplemental Indenture, dated as of September 15, 1998, among Nine West Group Inc. and Nine West Manufacturing II Corporation, Nine West Development Corporation, Nine West Distribution Corporation, Nine West Footwear Corporation and Nine West Manufacturing Corporation, as Guarantors, and The Bank of New York, as Trustee under the Senior Note Indenture dated as of July 9, 1997 (incorporated by reference to Exhibit 4.7.1 of the Nine West Group Inc. Quarterly Report on Form 10-Q for the nine months ended October 31, 1998).
4.8	Form of Nine West Group Inc. 8 % Series B Senior Notes due 2005 (incorporated by reference to Exhibit 4.6 of the Nine West Group Inc. Registration Statement on Form S-4, filed on August 21, 1997 (Registration No. 333-34085)).
4.9	Supplemental Indenture, dated as of December 23, 2002, by and among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Group Inc., Nine West Footwear Corporation, Jones Retail Corporation, as issuers, and the Bank of New York, as Trustee, relating to the 7.50% Senior Notes Due 2004 and 7.875% Senior Notes Due 2006 (incorporated by reference to Exhibit 4.12 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
4.10	Supplemental Indenture, dated as of December 23, 2002, by and among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Group Inc., Nine West Footwear Corporation, Jones Retail Corporation, as issuers, and the Bank of New York, as Trustee, relating to the 8 % Series B Senior Notes due 2005 (incorporated by reference to Exhibit 4.13 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
4.11	Indenture dated as of November 22, 2004, among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Footwear Corporation and Jones Retail Corporation, as Issuers and SunTrust Bank, as Trustee, including Form of 4.250% Senior Notes due 2009, Form of 5.125% Senior Notes due 2014 and Form of 6.125% Senior Notes due 2034 (incorporated by reference to Exhibit 4.14 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004).
4.12	Form of Exchange and Note Registration Rights Agreement dated November 22, 2004 among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Footwear Corporation and Jones Retail Corporation, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Representatives of the Several Initial Purchasers listed in Schedule I thereto, with respect to 4.250% Senior Notes due 2009, 5.125% Senior Notes due 2014 and 6.125% Senior Notes due 2034 (incorporated by reference to Exhibit 4.15 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004).
10.1	1991 Stock Option Plan (incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S-1 filed on April 3, 1991 (Registration No. 33-39742)).+
10.2	1996 Stock Option Plan (incorporated by reference to Exhibit 10.33 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1996).+
10.3*	1999 Stock Incentive Plan.+
10.4	Form of Agreement Evidencing Stock Option Awards Under the 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004).+

Exhibit No.	Description of Exhibit
10.5	Form of Agreement Evidencing Restricted Stock Awards Under the 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the three months ended April 2, 2005).+
10.6	License Agreement dated as of August 1, 1995, between PRL USA, Inc., as assignee of Polo Ralph Lauren Corporation, successor to Polo Ralph Lauren, L.P., and Sun Apparel, Inc., as amended (incorporated by reference to Exhibit 10.53 of our Quarterly Report on Form 10-Q/A for the nine months ended September 27, 1998).#
10.7	Design Services Agreement dated as of August 1, 1995, between Polo Ralph Lauren Corporation, successor to Polo Ralph Lauren, L.P., and Sun Apparel, Inc., as amended (incorporated by reference to Exhibit 10.54 of our Quarterly Report on Form 10-Q for the nine months ended September 27, 1998).#
10.8	Jones Apparel Group, Inc. Executive Annual Incentive Plan (incorporated by reference to Annex B of our Proxy Statement for our 1999 Annual Meeting of Stockholders).+
10.9	Amended and Restated Employment Agreement dated March 11, 2002, between Jones Apparel Group, Inc. and Peter Boneparth (incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).+
10.10	Employment Agreement dated as of July 1, 2000, between Jones Apparel Group, Inc. and Sidney Kimmel (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the nine months ended October 1, 2000).+
10.11	Amended and Restated Employment Agreement dated March 11, 2002, between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the three months ended April 6, 2002).+
10.12	Amended and Restated Employment Agreement dated April 4, 2002, between Jones Apparel Group, Inc. and Ira M. Dansky (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the three months ended April 6, 2002).+
10.13	Buying Agency Agreement dated August 31, 2001, between Nine West Group Inc. and Bentley HSTE Far East Services Limited (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the nine months ended October 6, 2001).
10.14	Buying Agency Agreement dated November 30, 2001, between Nine West Group Inc. and Bentley HSTE Far East Services, Limited (incorporated by reference to Exhibit 10.22 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.15	Employment Agreement dated as of October 1, 2001, between Jones Apparel Group, Inc. and Rhonda Brown (incorporated by reference to Exhibit 10.23 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).+
10.16	Amendment dated February 28, 2003 to the Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.22 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).+
10.17	Amendment dated February 28, 2003 to the Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Peter Boneparth (incorporated by reference to Exhibit 10.23 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).+
10.18	Amendment dated February 28, 2003 to the Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Ira M. Dansky (incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).+
10.19	Amendment dated February 28, 2003 to the Employment Agreement between Jones Apparel Group, Inc. and Rhonda Brown (incorporated by reference to Exhibit 10.25 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).+

Exhibit No.	Description of Exhibit
10.20	Form of Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.26 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).+
10.21	Form of Agreement Evidencing Restricted Stock Awards for Outside Directors Under the 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the three months ended April 2, 2005).+
10.22	Three Year Credit Agreement dated as of June 10, 2003, by and among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank and Citibank, N.A., as Syndication Agents and Fleet National Bank and Bank of America, N.A., as Documentation Agents (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the six months ended July 5, 2003).
10.23	Amended and Restated Five-Year Credit Agreement dated as of June 15, 2004, by and among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, Wachovia Bank, National Association, as Administrative Agent, Citibank, N.A. and JPMorgan Chase Bank, as Syndication Agents, and Bank of America, N.A., Barclays Bank PLC and Suntrust Bank as Documentation Agents (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the six months ended July 3, 2004).
10.24	Amendment No. 2 to the Three Year Credit Agreement dated as of November 17, 2004 among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein and Wachovia Bank, National Association as agent for the Lenders (incorporated by reference to Exhibit 10.30 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004).
10.25	Amendment to the Amended and Restated Five-Year Credit Agreement dated as of November 17, 2004 among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein and Wachovia Bank, National Association as agent for the Lenders (incorporated by reference to Exhibit 10.31 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004).
10.26*	Amended and Restated Five-Year Credit Agreement dated as of May 16, 2005, by and among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Co-Lead Arrangers and Joint Bookrunners, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank and Citibank, N.A., as Syndication Agents, and Bank of America, N.A., Barclays Bank PLC and Suntrust Bank as Documentation Agents.
10.27	Jones Apparel Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.32 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004).+
10.28	Summary Sheet of Compensation of Outside Directors of Jones Apparel Group, Inc. (incorporated by reference to Exhibit 10.34 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004).+
11*	Computation of Earnings per Share.
12*	Computation of Ratio of Earnings to Fixed Charges.
21*	List of Subsidiaries.
23*	Consent of BDO Seidman, LLP.
31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32[o]	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Exhibit
99.1	Decision and Order of the Federal Trade Commission In the Matter of Nine West Group Inc., Docket No. C-3937, dated April 11, 2000 (incorporated by reference to Exhibit 99.1 of our Quarterly Report on Form 10-Q for the three months ended April 2, 2000).

____________________

1 Exhibits filed with Forms 10-K, 10-Q, 8-K or Schedule 14A of Jones Apparel Group, Inc. were filed under SEC File No. 001-10746.
* Filed herewith.
o Furnished herewith.
# Portions deleted pursuant to application for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.
+ Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Jones Apparel Group, Inc.
Bristol, Pennsylvania

The audits referred to in our report dated February 10, 2006 relating to the consolidated financial statements of Jones Apparel Group, Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
New York, New York
February 10, 2006

SCHEDULE II

                                    JONES APPAREL GROUP, INC.
                                 VALUATION AND QUALIFYING ACCOUNTS
                           YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005
                                           (In Millions)

           Column A                   Column B             Column C            Column D     Column E
-------------------------------      ----------   -------------------------   ----------   ---------
                                                         Additions
                                                  -------------------------
                                     Balance at   Charged to    Charged to                 Balance
                                     beginning    costs and     other                      at end of
Description                          of period    expenses      accounts      Deductions   period
------------                         ----------   ----------    -----------   ----------   ---------
Accounts receivable allowances
------------------------------
Allowance for doubtful accounts
  For the year ended December 31:
    2003                                 $11.6      $ (0.6)       $1.2(2)       $ 1.3(1)     $10.9
    2004                                 $10.9      $ (0.7)       $2.1(3)       $ 3.3(1)     $ 9.0
    2005                                 $ 9.0      $  1.2        $  -          $ 4.1(1)     $ 6.1

Allowance for sales discounts
  For the year ended December 31:
    2003                                 $14.7      $127.6        $5.1(2)      $132.6(4)     $14.8
    2004                                 $14.8      $125.2        $  -         $123.9(4)     $16.1
    2005                                 $16.1      $114.4        $  -         $115.9(4)     $14.6

Allowance for sales returns
  For the year ended December 31:
    2003                                 $ 7.1      $ 29.6        $0.2(2)      $ 31.7(4)     $ 5.2
    2004                                 $ 5.2      $ 27.2        $3.3(6)      $ 26.8(4)     $ 8.9
    2005                                 $ 8.9      $ 28.6        $0.2(7)      $ 28.0(4)     $ 9.7

Allowance for co-op advertising
  For the year ended December 31:
    2003                                 $ 5.2      $ 28.7           -         $ 26.5(4)     $ 7.4
    2004                                 $ 7.4      $ 48.1        $1.1(8)      $ 44.4(4)     $12.2
    2005                                 $12.2      $ 34.8        $  -         $ 36.2(4)     $10.8

Deferred tax valuation allowance
  For the year ended December 31:
    2003                                     -      $  8.5        $  -         $    -        $ 8.5
    2004                                 $ 8.5      $    -        $  -         $    -        $ 8.5
    2005                                 $ 8.5      $  0.7        $  -         $    -        $ 9.2

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
(7)  Addition due to effects of foreign currency translation.
(8)  Addition due to the acquisition of Maxwell on July 8, 2004.