Form 10-Q
period 2006-04-01
JONES APPAREL GROUP INC
filed 2006-04-28
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock $.01 par value	Outstanding at April 27, 2006 112,561,441

JONES APPAREL GROUP, INC.

DEFINITIONS

        As used in this Report, unless the context requires otherwise, "our," "us" and "we" means Jones Apparel Group, Inc. and consolidated subsidiaries, "Sun" means Sun Apparel, Inc., "Nine West" means Nine West Footwear Corporation, "McNaughton" means McNaughton Apparel Group Inc.,"Kasper" means Kasper, Ltd., "Maxwell" means Maxwell Shoe Company Inc. (acquired July 8, 2004), "Barneys" means Barneys New York, Inc. (acquired December 20, 2004), " Polo" means Polo Ralph Lauren Corporation, "SFAS" means Statement of Financial Accounting Standards and "SEC" means the United States Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in millions except per share data)

	April 1, 2006	April 2, 2005	December 31, 2005
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 140.2	$ 45.4	$ 34.9
Accounts receivable	555.7	680.6	458.4
Inventories	590.0	645.8	650.0
Deferred taxes	49.3	62.8	52.5
Prepaid expenses and other current assets	79.5	73.5	88.5

TOTAL CURRENT ASSETS	1,414.7	1,508.1	1,284.3
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $482.2, $499.9 and $472.2	323.2	301.0	312.1
GOODWILL	1,740.6	2,124.6	2,097.3
OTHER INTANGIBLES, at cost, less accumulated amortization	826.1	791.5	827.5
OTHER ASSETS	50.7	56.7	56.6

	$ 4,355.3	$ 4,781.9	$ 4,577.8

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$ -	$ 196.5	$ 129.5
Current portion of long-term debt and capital lease obligations	228.9	133.5	227.8
Accounts payable	232.3	266.1	256.5
Income taxes payable	84.4	78.3	54.2
Accrued employee compensation	36.1	37.4	50.9
Accrued expenses and other current liabilities	122.8	134.1	117.6

TOTAL CURRENT LIABILITIES	704.5	845.9	836.5

NONCURRENT LIABILITIES:
Long-term debt	752.7	977.1	752.6
Obligations under capital leases	38.8	39.3	37.2
Deferred taxes	185.2	142.0	175.9
Other	109.6	82.0	109.2

TOTAL NONCURRENT LIABILITIES	1,086.3	1,240.4	1,074.9

TOTAL LIABILITIES	1,790.8	2,086.3	1,911.4

COMMITMENTS AND CONTINGENCIES	-	-	-
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-	-	-
Common stock, $.01 par value - shares authorized 200.0; issued 152.2, 151.1 and 151.4	1.5	1.5	1.5
Additional paid-in capital	1,279.9	1,250.2	1,269.4
Retained earnings	2,438.4	2,279.0	2,426.2
Accumulated other comprehensive income (loss)	(6.0)	(0.8)	(6.5)
Treasury stock, 39.7, 29.3 and 35.5 shares, at cost	(1,149.3)	(834.3)	(1,024.2)

TOTAL STOCKHOLDERS' EQUITY	2,564.5	2,695.6	2,666.4

	$ 4,355.3	$ 4,781.9	$ 4,577.8

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Income (Unaudited)
(All amounts in millions except per share data)

	Fiscal Quarter Ended
	April 1, 2006	April 2, 2005

Net sales	$ 1,200.2	$ 1,335.1
Licensing income (net)	11.9	14.2
Service income	3.2	-

Total revenues	1,215.3	1,349.3
Cost of goods sold	765.0	850.6

Gross profit	450.3	498.7
Selling, general and administrative expenses	319.6	340.4
Loss on sale of Polo Jeans Company business	45.1	-

Operating income	85.6	158.3
Interest income	1.0	0.5
Interest expense and financing costs	(16.3)	(19.4)
Equity in earnings of unconsolidated affiliates	0.9	0.9

Income before provision for income taxes	71.2	140.3
Provision for income taxes	47.3	53.3

Income before cumulative effect of change in accounting principle	23.9	87.0
Cumulative effect of change in accounting for share-based payments, net of tax	1.9	-

Net income	$ 25.8	$ 87.0

Earnings per share
Basic
Income before cumulative effect of change in accounting principle	$0.21	$0.72
Cumulative effect of change in accounting for share-based payments, net of tax	0.02	-

Basic earnings per share	$0.23	$0.72

Diluted
Income before cumulative effect of change in accounting principle	$0.21	$0.71
Cumulative effect of change in accounting for share-based payments, net of tax	0.01	-

Basic earnings per share	$0.22	$0.71

Weighted average common shares and share equivalents outstanding
Basic	113.3	121.2
Diluted	115.5	122.7
Dividends declared per share	$0.12	$0.10

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)
(All amounts in millions except per share data)

	Number of common shares outstanding	Total stock- holders' equity	Common stock	Additional paid-in capital	Retained earnings	Accumu- lated other compre- hensive income (loss)	Treasury stock
Balance, January 1, 2005	122.2	$ 2,653.9	$ 1.5	$ 1,236.4	$ 2,204.2	$ 0.8	$ (789.0)
Fiscal quarter ended April 2, 2005:
Comprehensive income:
Net income	-	87.0	-	-	87.0	-	-
Change in fair value of cash flow hedges, net of $0.7 tax	-	(1.2)	-	-	-	(1.2)	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.6 tax	-	(0.9)	-	-	-	(0.9)	-
Foreign currency translation adjustments	-	0.5	-	-	-	0.5	-

Total comprehensive income		85.4

Issuance of restricted stock to employees, net of forfeitures	0.7	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	4.6	-	4.6	-	-	-
Exercise of employee stock options	0.3	8.3	-	8.3	-	-	-
Excess tax benefits from share-based payment arrangements	-	0.9	-	0.9	-	-	-
Dividends on common stock ($0.10 per share)	-	(12.2)	-	-	(12.2)	-	-
Treasury stock acquired	(1.4)	(45.3)	-	-	-	-	(45.3)

Balance, April 2, 2005	121.8	$ 2,695.6	$ 1.5	$ 1,250.2	$ 2,279.0	$ (0.8)	$ (834.3)

Balance, January 1, 2006	115.9	$ 2,666.4	$ 1.5	$ 1,269.4	$ 2,426.2	$ (6.5)	$ (1,024.2)
Fiscal quarter ended April 1, 2006:
Comprehensive income:
Net income	-	25.8	-	-	25.8	-	-
Change in fair value of cash flow hedges, net of $0.7 tax	-	0.9	-	-	-	0.9	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.4 tax	-	(0.6)	-	-	-	(0.6)	-
Foreign currency translation adjustments	-	0.2	-	-	-	0.2	-

Total comprehensive income		26.3

Issuance of restricted stock to employees, net of forfeitures	0.3	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	3.6	-	3.6	-	-	-
Exercise of employee stock options	0.5	8.8	-	8.8	-	-	-
Excess tax benefits from share-based payment arrangements	-	1.2	-	1.2	-	-	-
Dividends on common stock ($0.12 per share)	-	(13.6)	-	-	(13.6)	-	-
Cumulative effect of change in accounting for share-based payments	-	(3.1)	-	(3.1)	-	-	-
Treasury stock acquired	(4.2)	(125.1)	-	-	-	-	(125.1)

Balance, April 1, 2006	112.5	$ 2,564.5	$ 1.5	$ 1,279.9	$ 2,438.4	$ (6.0)	$ (1,149.3)

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(All amounts in millions)

	Fiscal Quarter Ended
	April 1, 2006	April 2, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 25.8	$ 87.0

Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of sale of Polo Jeans Company business:
Loss on sale of Polo Jeans Company business	45.1	-
Cumulative effect of change in accounting for share-based payments	(3.1)	-
Depreciation and amortization	23.6	25.2
Equity in earnings of unconsolidated affiliates	(0.9)	(0.9)
Provision for losses on accounts receivable	0.7	1.0
Deferred taxes	10.6	13.6
Other	0.4	0.4
Changes in operating assets and liabilities:
Accounts receivable	(97.9)	(233.4)
Inventories	30.1	18.2
Prepaid expenses and other current assets	9.7	(5.3)
Other assets	1.1	2.6
Accounts payable	(24.2)	3.9
Income taxes payable	30.2	49.9
Accrued expenses and other liabilities	(7.8)	(20.4)

Total adjustments	17.6	(145.2)

Net cash provided by (used in) operating activities	43.4	(58.2)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of Polo Jeans Company business	350.6	-
Capital expenditures	(29.4)	(17.6)
Payments relating to acquisition of Barneys	-	(4.1)
Acquisition of intangibles	-	(0.1)
Other	-	0.2

Net cash provided by (used in) investing activities	321.2	(21.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under credit facilities	(129.5)	127.2
Principal payments on capital leases	(1.2)	(1.3)
Debt issuance costs	-	(0.4)
Purchases of treasury stock	(125.1)	(42.3)
Dividends paid	(13.6)	(12.2)
Proceeds from exercise of employee stock options	8.8	8.3
Excess tax benefits from share-based payment arrangements	1.2	-

Net cash provided by (used in) financing activities	(259.4)	79.3

EFFECT OF EXCHANGE RATES ON CASH	0.1	0.9

NET INCREASE IN CASH AND CASH EQUIVALENTS	105.3	0.4
CASH AND CASH EQUIVALENTS, BEGINNING	34.9	45.0

CASH AND CASH EQUIVALENTS, ENDING	$ 140.2	$ 45.4

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

        In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to conform prior year data with the current presentation. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 2006.

SALE OF POLO JEANS COMPANY BUSINESS

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

        These matters were resolved by settlement dated January 22, 2006, which closed on February 3, 2006. In connection with this settlement, we entered into a Stock Purchase Agreement with Polo and certain of its subsidiaries with respect to the sale to Polo of all outstanding stock of Sun. We received gross proceeds of $355.0 million in connection with the sale and the settlement. Sun's assets and liabilities on the closing date primarily related to the Polo Jeans Company business, which Sun operated under long-term license and design agreements entered into with Polo in 1995. We retained distribution and product development facilities in El Paso, Texas, along with certain working capital items, including accounts receivable and accounts payable. In addition, as part of the agreements, we will continue to provide certain support services to Polo (including manufacturing, distribution, information technology and other financial and administrative functions) for a limited period of time.

        We recorded a loss of approximately $145.1 million after allocating $356.7 million of goodwill to the business sold. We also recorded an after tax gain of approximately $96.3 million related to the litigation settlement, resulting in a combined after tax loss of approximately $48.8 million. The combined loss created federal and state capital loss carryforwards that we do not expect to be realizable and, as a result, we increased our deferred tax valuation allowance to offset the deferred tax benefit recorded as a result of the combined loss. We previously reported that we would record a combined after tax loss of approximately $80.4 million on the sale of the business and settlement of the litigation. We subsequently determined that the settlement of the litigation would be treated as a capital gain that could be offset against the loss on the sale.

        Long-lived assets included in the sale include $2.0 million of net property, plant and equipment and $5.5 million of unamortized long-term prepaid marketing expenses. Net sales for the Polo Jeans Company business, which are reported under the wholesale better apparel segment, were $23.3 million and $88.4 million for the fiscal quarters ended April 1, 2006 and April 2, 2005, respectively.

STOCK-BASED EMPLOYEE COMPENSATION

        Prior to January 1, 2003, pursuant to a provision in SFAS No. 123, "Accounting for Stock-Based Compensation," we had elected to continue using the intrinsic-value method of accounting for stock options granted to employees in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense for stock options had been measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount the employee must pay to acquire the stock. Under this approach, we had only recognized compensation expense for options awarded to employees at below-market prices, with the expense recognized over the vesting period of the options. Effective January 1, 2003, we adopted the fair value method of accounting for employee stock options for all options granted after December 31, 2002 pursuant to the "prospective method" set forth in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under this approach, the fair value of the option on the date of grant (as determined by the Black-Scholes-Merton option pricing model) was amortized to compensation expense over the option's vesting period.

        In December 2004, the FASB issued a revision of SFAS No. 123, "Share-Based Payment" (hereinafter referred to as "SFAS No. 123R"), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. We adopted SFAS No. 123R on January 1, 2006 using the modified prospective application option. As a result, the compensation cost for the portion of awards we granted before January 1, 2006 for which the requisite service had not been rendered and that were outstanding as of January 1, 2006 will be recognized as the remaining requisite service is rendered. In addition, the adoption of SFAS No. 123R required us to change from recognizing the effect of forfeitures as they occur to estimating the number of outstanding instruments for which the requisite service is not expected to be rendered. As a result, we recorded a pretax gain of $3.1 million on January 1, 2006, which is reported as a cumulative effect of a change in accounting principle. We are also required to change the amortization period for employees eligible to retire from the period over which the awards vest to the period from the grant date to the date the employee is eligible to retire. The adoption of SFAS No. 123R will not have a material effect on our results of operations or our financial position. Concurrently with the adoption of SFAS No. 123R, we have shifted the composition of our share-based compensation awards towards the use of restricted shares and away from the use of employee stock options.

        Both the share-based employee compensation cost included in the determination of net income as reported and the share-based employee compensation cost that would have been included in the determination of net income if the fair value based method had been applied to all awards, as well as the resulting pro forma net income and earnings per share using the fair value approach, are presented in the following table. These pro forma amounts may not be representative of future disclosures, since the fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

	Fiscal Quarter Ended
(In millions except per share data)	April 1, 2006	April 2, 2005

Net income - as reported	$ 25.8	$ 87.0
Add: stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	3.6	2.8
Deduct: stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value-based method had been applied to all awards	(3.6)	(3.3)

Net income - pro forma	$ 25.8	$ 86.5

Basic earnings per share
As reported	$0.23	$0.72
Pro forma	$0.23	$0.71
Diluted earnings per share
As reported	$0.22	$0.71
Pro forma	$0.22	$0.71

EARNINGS PER SHARE

        The computation of basic and diluted earnings per share is as follows:

	Fiscal Quarter Ended
(In millions except per share amounts)	April 1, 2006	April 2, 2005

Basic
Net income	$ 25.8	$ 87.0
Weighted average common shares outstanding	113.3	121.2

Basic earnings per share	$ 0.23	$ 0.72

Diluted
Net income	$ 25.8	$ 87.0

Weighted average common shares outstanding	113.3	121.2
Effect of dilutive securities:
Employee stock options and restricted stock	2.2	1.5

Weighted average common shares and share equivalents outstanding	115.5	122.7

Diluted earnings per share	$ 0.22	$ 0.71

ACCOUNTS RECEIVABLE

        Accounts receivable consist of the following:

(In millions)	April 1, 2006	April 2, 2005	December 31, 2005
Trade accounts receivable	$ 563.1	$ 704.5	$ 459.1
Credit card receivable	36.7	33.8	40.5
Allowances for doubtful accounts, returns, discounts and co-op advertising	(44.1)	(57.7)	(41.2)

	$ 555.7	$ 680.6	$ 458.4

ACCRUED RESTRUCTURING COSTS

        In connection with the acquisitions of McNaughton, Kasper and Maxwell, we assessed and formulated plans to restructure certain operations of each company. These plans involved the closure of distribution facilities and certain offices. The objectives of the plans were to eliminate unprofitable or marginally profitable lines of business and reduce overhead expenses.

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

        In connection with the denim restructuring, we recorded $11.6 million of net pre-tax costs (of which $12.1 million was recorded in 2005 and $0.5 million was reversed in 2006), which includes $5.1 million of one-time termination benefits, $3.2 million of losses on the sale of property, plant and equipment, $2.2 million of contract termination costs and $1.1 million of legal and other associated costs. Of these amounts, $10.0 million were reported as cost of sales and $1.6 million were reported as a selling, general and administrative expense in the wholesale moderate apparel segment. The restructuring was substantially completed during the fiscal quarter ended April 1, 2006.

        The accrual of restructuring costs and liabilities, of which $1.5 million is included in accrued expenses and other current liabilities and $1.5 million is included in other noncurrent liabilities, is as follows:

(In millions)	Severance and other employee costs	Closing and consolidation of facilities	Denim restructuring	Total
Balance, January 1, 2005	$ 6.5	$ 18.1	$ -	$ 24.6
Net reversals	(0.4)	(1.3)	-	(1.7)
Payments and reductions	(5.6)	(3.6)	-	(9.2)

Balance, April 2, 2005	$ 0.5	$ 13.2	$ -	$ 13.7

Balance, January 1, 2006	$ 3.4	$ 2.1	$ 2.5	$ 8.0
Reversals	-	-	(0.5)	(0.5)
Payments and reductions	(2.6)	(0.2)	(1.7)	(4.5)

Balance, April 1, 2006	$ 0.8	$ 1.9	$ 0.3	$ 3.0

        Estimated severance payments and other employee costs of $0.8 million accrued at April 1, 2006 relate to the remaining estimated severance for three employees at locations to be closed and continuing benefits for employees previously terminated. Employee groups affected (totaling an estimated 259 employees) included administrative, warehouse and management personnel at locations closed.

        The $0.4 million reversal in the fiscal quarter ended April 2, 2005 represents $0.3 million of adjustments related to severance accruals for the Kasper and Maxwell acquisitions, which were recorded as reductions of goodwill, and $0.1 million related to the prior closing of Mexican and El Paso facilities, which was recorded as a reduction of selling, general and administrative expenses in the moderate wholesale apparel segment.

        During the fiscal quarters ended April 1, 2006 and April 2, 2005, $2.6 million and $5.6 million, respectively, of the reserve was utilized (relating to partial or full severance and related costs for 91 and 122 employees, respectively).

        The $1.9 million accrued at April 1, 2006 for the consolidation of facilities relates to expected costs to be incurred, including lease obligations, for closing certain acquired facilities in connection with consolidating their operations into our other existing facilities. The $1.3 million reversal in the fiscal quarter ended April 2, 2005 represents an adjustment related to the closing of a Maxwell facility, which was recorded as a reduction of goodwill.

        The details of the denim restructuring accruals are as follows:

(In millions)	One-time termination benefits	Contract termination costs	Other associated costs	Total denim restructuring
Balance, January 1, 2006	$ 0.4	$ 1.6	$ 0.5	$ 2.5
Reversals	(0.2)	(0.3)	-	(0.5)
Payments and reductions	(0.2)	(1.3)	(0.2)	(1.7)

Balance, April 1, 2006	$ -	$ -	$ 0.3	$ 0.3

        During the fiscal quarter ended April 1, 2006, we settled all outstanding lease commitments for facilities we closed, resulting in a $0.3 million reversal, of which $0.2 million and $0.1 million was recorded as a reduction of cost of sales and selling, general and administrative expenses, respectively, in the wholesale moderate apparel segment. During the fiscal quarter ended April 1, 2006, $0.2 million of the termination benefits reserve was utilized (relating to costs for 18 employees) and $0.2 million of the accrual was reversed to cost of sales in the wholesale moderate apparel segment.

        Our plans have not been finalized in all areas, and additional restructuring costs may result as we continue to evaluate and assess the impact of duplicate responsibilities, warehouses and office locations. We do not expect any final adjustments to be material. Any additional costs will be charged to operations in the period in which they occur.

INVENTORIES

        Inventories are summarized as follows (in millions):

	April 1, 2006	April 2, 2005	December 31, 2005
Raw materials	$ 16.0	$ 22.2	$ 16.6
Work in process	15.6	41.9	17.7
Finished goods	558.4	581.7	615.7

	$ 590.0	$ 645.8	$ 650.0

STATEMENT OF CASH FLOWS

Fiscal Quarter Ended: (In millions)	April 1, 2006	April 2, 2005
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$ 3.1	$ 10.6
Net income tax payments (refunds)	5.5	(11.1)

Supplemental disclosures of non-cash investing and financing activities:
Equipment acquired through capital lease financing	3.6	0.5
Restricted stock issued to employees	15.7	23.3

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

        We are exposed to market risk related to changes in foreign currency exchange rates. We have assets and liabilities denominated in certain foreign currencies and purchase products from foreign suppliers who require payment in funds other than the U.S. Dollar. At April 1, 2006, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total of US $11.0 million through August 2006, US $33.5 million for Euros through February 2007 and US $0.8 million for British Pounds through June 2006.

        We recorded amortization of net gains resulting from the termination of interest rate swaps and locks of $1.2 million and $1.8 million during the fiscal quarters ended April 1, 2006 and April 2, 2005, respectively, as a reduction of interest expense. We reclassified $0.2 million and $0.3 million of net losses from foreign currency exchange contracts to cost of sales during the fiscal quarters ended April 1, 2006 and April 2, 2005, respectively. There has been no material ineffectiveness related to our foreign currency exchange contracts as the instruments are designed to be highly effective in offsetting losses and gains on transactions being hedged. As of April 1, 2006, the estimated net amount of existing gains and losses reported in accumulated other comprehensive income that will be reclassified into earnings in the next 12 months include amortization of $1.1 million of net gains resulting from the termination of interest rate swaps as a reduction of interest expense. If foreign currency exchange rates do not change from their April 1, 2006 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months will not be material. The actual amounts that will be reclassified to earnings over the next 12 months could vary, however, as a result of changes in market conditions.

PENSION PLANS

Components of Net Periodic Benefit Cost

	Fiscal Quarter Ended
(In millions)	April 1, 2006	April 2, 2005
Interest cost	$ 0.5	$ 0.6
Expected return on plan assets	(0.5)	(0.5)
Amortization of net loss	0.3	0.3

Net periodic benefit cost	$ 0.3	$ 0.4

SEGMENT INFORMATION

        We identify operating segments based on, among other things, the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operations are comprised of four reportable segments: wholesale better apparel, wholesale moderate apparel, wholesale footwear and accessories, and retail. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores, the retail segment includes operations by our own stores, and income and expenses related to trademarks, licenses and general corporate functions are reported under "other and eliminations." We define segment profit as operating income before net interest expense, equity in earnings of unconsolidated affiliates and income taxes. Summarized below are our revenues and income by reportable segment for the fiscal quarters ended April 1, 2006 and April 2, 2005.

(In millions)	Wholesale Better Apparel	Wholesale Moderate Apparel	Wholesale Footwear & Accessories	Retail	Licensing, Other & Eliminations	Consolidated
For the fiscal quarter ended April 1, 2006
Revenues from external customers	$ 337.7	$ 332.1	$ 227.9	$ 305.2	$ 12.4	$ 1,215.3
Intersegment revenues	37.8	1.3	12.1	-	(51.2)	-

Total revenues	375.5	333.4	240.0	305.2	(38.8)	1,215.3

Segment income	$ 66.7	$ 40.4	$ 30.3	$ 4.6	$ (11.3)	130.7

Loss on sale of Polo Jeans Company business						(45.1)
Net interest expense						(15.3)
Equity in earnings of unconsolidated affiliates						0.9

Income before provision for income taxes						$ 71.2

For the fiscal quarter ended April 2, 2005
Revenues from external customers	$ 428.7	$ 355.1	$ 267.7	$ 283.6	$ 14.2	$ 1,349.3
Intersegment revenues	34.9	2.8	12.0	-	(49.7)	-

Total revenues	463.6	357.9	279.7	283.6	(35.5)	1,349.3

Segment income	$ 71.6	$ 45.6	$ 41.6	$ 10.4	$ (10.9)	158.3

Net interest expense						(18.9)
Equity in earnings of unconsolidated affiliates						0.9

Income before provision for income taxes						$ 140.3

NEW ACCOUNTING STANDARDS

        In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments -an amendment of FASB Statements No. 133 and 140," which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 will have no impact on our results of operations or our financial position.

        In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140," which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 will have no impact on our results of operations or our financial position.

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

Condensed Consolidating Balance Sheets
(In millions)

	April 1, 2006				December 31, 2005
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 121.1	$ 19.1	$ -	$ 140.2	$ 20.3	$ 14.6	$ -	$ 34.9
Accounts receivable - net	244.8	310.9	-	555.7	178.8	279.6	-	458.4
Inventories	280.2	316.8	(7.0)	590.0	282.4	374.6	(7.0)	650.0
Prepaid and refundable income taxes	1.0	6.7	(7.7)	-	1.5	6.5	(8.0)	-
Deferred taxes	19.3	30.6	(0.6)	49.3	17.7	35.6	(0.8)	52.5
Prepaid expenses and other current assets	39.1	40.4	-	79.5	45.7	42.8	-	88.5

TOTAL CURRENT ASSETS	705.5	724.5	(15.3)	1,414.7	546.4	753.7	(15.8)	1,284.3

Property, plant and equipment - net	133.6	189.6	-	323.2	133.6	178.5	-	312.1
Due from affiliates	65.8	673.7	(739.5)	-	63.5	624.8	(688.3)	-
Goodwill	1,456.3	284.3	-	1,740.6	1,784.3	313.0	-	2,097.3
Other intangibles - net	166.9	659.2	-	826.1	166.8	660.7	-	827.5
Investments in subsidiaries	2,237.0	-	(2,237.0)	-	2,205.2	-	(2,205.2)	-
Other assets	30.1	22.4	(1.8)	50.7	30.7	27.4	(1.5)	56.6

	$ 4,795.2	$ 2,553.7	$ (2,993.6)	$ 4,355.3	$ 4,930.5	$ 2,558.1	$ (2,910.8)	$ 4,577.8

Condensed Consolidating Balance Sheets (continued)
(In millions)

	April 1, 2006				December 31, 2005
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$ -	$ -	$ -	$ -	$ 129.5	$ -	$ -	$ 129.5
Current portion of long-term debt and capital lease obligations	226.4	2.5	-	228.9	226.6	1.2	-	227.8
Accounts payable	108.1	124.2	-	232.3	118.4	138.1	-	256.5
Income taxes payable	69.7	34.2	(19.5)	84.4	54.9	17.8	(18.5)	54.2
Deferred taxes	0.4	0.2	(0.6)	-	0.9	-	(0.9)	-
Accrued expenses and other current liabilities	89.7	69.2	-	158.9	78.5	90.0	-	168.5

TOTAL CURRENT LIABILITIES	494.3	230.3	(20.1)	704.5	608.8	247.1	(19.4)	836.5

NONCURRENT LIABILITIES:
Long-term debt	749.2	3.5	-	752.7	749.2	3.4	-	752.6
Obligations under capital leases	12.2	26.6	-	38.8	12.5	24.7	-	37.2
Deferred taxes	12.9	164.1	8.2	185.2	10.7	158.0	7.2	175.9
Due to affiliates	673.7	65.8	(739.5)	-	624.8	63.5	(688.3)	-
Other	39.4	70.2	-	109.6	38.0	71.2	-	109.2

TOTAL NONCURRENT LIABILITIES	1,487.4	330.2	(731.3)	1,086.3	1,435.2	320.8	(681.1)	1,074.9

TOTAL LIABILITIES	1,981.7	560.5	(751.4)	1,790.8	2,044.0	567.9	(700.5)	1,911.4

STOCKHOLDERS' EQUITY:
Common stock and additional paid-in capital	1,281.4	1,594.3	(1,594.3)	1,281.4	1,270.9	1,631.1	(1,631.1)	1,270.9
Retained earnings	2,687.4	398.6	(647.6)	2,438.4	2,646.3	360.0	(580.1)	2,426.2
Accumulated other comprehensive income (loss)	(6.0)	0.3	(0.3)	(6.0)	(6.5)	(0.9)	0.9	(6.5)
Treasury stock	(1,149.3)	-	-	(1,149.3)	(1,024.2)	-	-	(1,024.2)

TOTAL STOCKHOLDERS' EQUITY	2,813.5	1,993.2	(2,242.2)	2,564.5	2,886.5	1,990.2	(2,210.3)	2,666.4

	$ 4,795.2	$ 2,553.7	$ (2,993.6)	$ 4,355.3	$ 4,930.5	$ 2,558.1	$ (2,910.8)	$ 4,577.8

Condensed Consolidating Statements of Income
(In millions)

	Fiscal Quarter Ended April 1, 2006				Fiscal Quarter Ended April 2, 2005
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
Net sales	$ 579.6	$ 638.5	$ (17.9)	$ 1,200.2	$ 625.1	$ 731.0	$ (21.0)	$ 1,335.1
Licensing income (net)	-	11.9	-	11.9	-	14.2	-	14.2
Service income	-	3.2	-	3.2	-	-	-	-

Total revenues	579.6	653.6	(17.9)	1,215.3	625.1	745.2	(21.0)	1,349.3
Cost of goods sold	350.3	426.7	(12.0)	765.0	377.3	485.5	(12.2)	850.6

Gross profit	229.3	226.9	(5.9)	450.3	247.8	259.7	(8.8)	498.7
Selling, general and administrative expenses	188.4	134.3	(3.1)	319.6	194.3	150.5	(4.4)	340.4
Loss on sale of Polo Jeans Company business	22.8	22.3	-	45.1	-	-	-	-

Operating income	18.1	70.3	(2.8)	85.6	53.5	109.2	(4.4)	158.3
Net interest (expense) income and financing costs	(17.7)	2.4	-	(15.3)	(19.8)	0.9	-	(18.9)
Equity in earnings of unconsolidated affiliates	0.2	1.1	(0.4)	0.9	0.1	0.3	0.5	0.9

Income before provision for income taxes and equity in earnings of subsidiaries	0.6	73.8	(3.2)	71.2	33.8	110.4	(3.9)	140.3
Provision for income taxes	13.0	35.1	(0.8)	47.3	14.6	40.2	(1.5)	53.3
Equity in earnings of subsidiaries	65.1	-	(65.1)	-	61.3	-	(61.3)	-

Income before cumulative effect of change in accounting principle	52.7	38.7	(67.5)	23.9	80.5	70.2	(63.7)	87.0
Cumulative effect of change in accounting for share-based payments, net of tax	1.9	-	-	1.9	-	-	-	-

Net income	$ 54.6	$ 38.7	$ (67.5)	$ 25.8	$ 80.5	$ 70.2	$ (63.7)	$ 87.0

Condensed Consolidating Statements of Cash Flows
(In millions)

	Fiscal Quarter Ended April 1, 2006				Fiscal Quarter Ended April 2, 2005
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
Net cash provided by (used in) operating activities	$ 24.9	$ 18.5	$ -	$ 43.4	$ (67.0)	$ 8.8	$ -	$ (58.2)

Cash flows from investing activities:
Net proceeds from sale of Polo Jeans Company business	344.1	6.5	-	350.6	-	-	-	-
Capital expenditures	(9.4)	(20.0)	-	(29.4)	(7.8)	(9.8)	-	(17.6)
Payments relating to acquisitions	-	-	-	-	(4.1)	-	-	(4.1)
Other (net)	-	-	-	-	-	0.1	-	0.1

Net cash provided by (used in) investing activities	334.7	(13.5)	-	321.2	(11.9)	(9.7)	-	(21.6)

Cash flows from financing activities:
Net (repayments) borrowings under credit facilities	(129.5)	-	-	(129.5)	127.2	-	-	127.2
Debt issuance costs	-	-	-	-	(0.4)	-	-	(0.4)
Principal payments on capital leases	(0.6)	(0.6)	-	(1.2)	(0.8)	(0.5)	-	(1.3)
Purchases of treasury stock	(125.1)	-	-	(125.1)	(42.3)	-	-	(42.3)
Dividends paid	(13.6)	-	-	(13.6)	(12.2)	-	-	(12.2)
Proceeds from exercise of employee stock options	8.8	-	-	8.8	8.3	-	-	8.3
Excess tax benefits from share-based payment arrangements	1.2	-	-	1.2	-	-	-	-

Net cash provided by (used in) financing activities	(258.8)	(0.6)	-	(259.4)	79.8	(0.5)	-	79.3

Effect of exchange rates on cash	-	0.1	-	0.1	-	0.9	-	0.9

Net increase (decrease) in cash and cash equivalents	100.8	4.5	-	105.3	0.9	(0.5)	-	0.4
Cash and cash equivalents, beginning	20.3	14.6	-	34.9	12.3	32.7	-	45.0

Cash and cash equivalents, ending	$ 121.1	$ 19.1	$ -	$ 140.2	$ 13.2	$ 32.2	$ -	$ 45.4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion provides information and analysis of our results of operations for the 13 weeks ended April 1, 2006 (hereinafter referred to as the "first fiscal quarter of 2006") and the 13 weeks ended April 2, 2005 (hereinafter referred to as the "first fiscal quarter of 2005"), and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

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

        During the first fiscal quarter of 2006, the following significant events took place:

  in February 2006, we settled the litigation with Polo and sold the Polo Jeans Company business to Polo;
  in March 2006, we opened a new Barneys New York flagship store in Boston, Massachusetts; and
  in March 2006, we announced that our Board of Directors is exploring a possible sale of the Company.

Sale of Polo Jeans Company Business

        On January 22, 2006, we entered into a Stock Purchase Agreement with Polo and certain of its subsidiaries with respect to the sale to Polo of all outstanding stock of Sun. We also entered into a settlement and release agreement with Polo to settle the pending litigation between the respective parties, including our former President, upon closing (see "Part II, Item 1. Legal Proceedings"). Gross proceeds of the transactions, which closed on February 3, 2006, were $355.0 million. Sun's assets and liabilities on the closing date primarily related to the Polo Jeans Company business, which Sun operated under long-term license and design agreements entered into with Polo in 1995. We retained distribution and product development facilities in El Paso, Texas, along with certain working capital items, including accounts receivable and accounts payable. In addition, as part of the agreements, we will continue to provide certain support services to Polo (including manufacturing, distribution, information technology and other financial and administrative functions) for a limited period of time.

        We recorded a loss of approximately $145.1 million after allocating $356.7 million of goodwill to the business sold. We also recorded an after tax gain of approximately $96.3 million related to the litigation settlement, resulting in a combined after tax loss of approximately $48.8 million. The combined loss created federal and state capital loss carryforwards that we do not expect to be realizable and, as a result, we increased our deferred tax valuation allowance to offset the deferred tax benefit recorded as a result of the combined loss. We previously reported that we would record a combined after tax loss of approximately $80.4 million on the sale of the business and settlement of the litigation. We subsequently determined that the settlement of the litigation would be treated as a capital gain that could be offset against the loss on the sale.

        Long-lived assets included in the sale include $2.0 million of net property, plant and equipment and $5.5 million of unamortized long-term prepaid marketing expenses. Net sales for the Polo Jeans Company business, which are reported under the wholesale better apparel segment, were $23.3 million and $88.4 million for the fiscal quarters ended April 1, 2006 and April 2, 2005, respectively.

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

        The reviews have been completed, and we estimate that the implementation and execution of the initiatives underway will be substantially completed by mid-2008. We are targeting annual savings of approximately $100 million once all the initiatives have been implemented. The costs associated with the review and the ultimate capital expenditures and execution expenses (including severance and fees) related to the initiatives that are derived are expected to fall in a range of $70 million to $80 million. As of April 1, 2006, we have spent a total of $18.2 million.

Stock-Based Compensation

        Prior to January 1, 2003, pursuant to a provision in SFAS No. 123, "Accounting for Stock-Based Compensation," we had elected to continue using the intrinsic-value method of accounting for stock options granted to employees in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense for stock options had been measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount the employee must pay to acquire the stock. Under this approach, we had only recognized compensation expense for options awarded to employees at below-market prices, with the expense recognized over the vesting period of the options. Effective January 1, 2003, we adopted the fair value method of accounting for employee stock options for all options granted after December 31, 2002 pursuant to the "prospective method" set forth in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under this approach, the fair value of the option on the date of grant (as determined by the Black-Scholes-Merton option pricing model) was amortized to compensation expense over the option's vesting period.

        In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment,"which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. We adopted SFAS No. 123R on January 1, 2006 using the modified prospective application option. As a result, the compensation cost for the portion of awards we granted before January 1, 2006 for which the requisite service had not been rendered and that were outstanding as of January 1, 2006 will be recognized as the remaining requisite service is rendered. In addition, the adoption of SFAS No. 123R required us to change from recognizing the effect of forfeitures as they occur to estimating the number of outstanding instruments for which the requisite service is not expected to be rendered. As a result, we recorded a pretax gain of $3.1 million on January 1, 2006, which is reported as a cumulative effect of a change in accounting principle. We are also required to change the amortization period for employees eligible to retire from the period over which the awards vest to the period from the grant date to the date the employee is eligible to retire. The adoption of SFAS No. 123R will not have a material effect on our results of operations or our financial position. Concurrently with the adoption of SFAS No. 123R, we have shifted the composition of our share-based compensation awards towards the use of restricted shares and away from the use of employee stock options.

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

RESULTS OF OPERATIONS

        Statements of Income Stated in Dollars and as a Percentage of Total Revenues

(In millions)	Fiscal Quarter Ended
	April 1, 2006		April 2, 2005
Net sales	$ 1,200.2	98.8%	$ 1,335.1	98.9%
Licensing income (net)	11.9	1.0%	14.2	1.1%
Service income	3.2	0.3%	-	-

Total revenues	1,215.3	100.0%	1,349.3	100.0%
Cost of goods sold	765.0	62.9%	850.6	63.0%

Gross profit	450.3	37.1%	498.7	37.0%
Selling, general and administrative expenses	319.6	26.3%	340.4	25.2%
Loss on sale of Polo Jeans Company business	45.1	3.7%	-	-

Operating income	85.6	7.0%	158.3	11.7%
Net interest expense	(15.3)	(1.3%)	(18.9)	(1.4%)
Equity in earnings of unconsolidated affiliates	0.9	0.1%	0.9	0.1%

Income before provision for income taxes	71.2	5.9%	140.3	10.4%
Provision for income taxes	47.3	3.9%	53.3	4.0%

Income before cumulative effect of change in accounting principle	23.9	2.0%	87.0	6.4%
Cumulative effect of change in accounting for share-based payments, net of tax	1.9	0.2%	-	-

Net income	$ 25.8	2.1%	$ 87.0	6.4%

Percentage totals may not add due to rounding.

Fiscal Quarter Ended April 1, 2006 Compared to Fiscal Quarter Ended April 2, 2005

        Revenues. Total revenues for the first fiscal quarter of 2006 were $1.22 billion compared to $1.35 billion for the first fiscal quarter of 2005, a decrease of 9.9%.

        Revenues by segment were as follows:

(In millions)	First Fiscal Quarter of 2006	First Fiscal Quarter of 2005	Increase/ (Decrease)	Percent Change
Wholesale better apparel	$ 337.7	$ 428.7	$(91.0)	(21.2%)
Wholesale moderate apparel	332.1	355.1	(23.0)	(6.5%)
Wholesale footwear and accessories	227.9	267.7	(39.8)	(14.9%)
Retail	305.2	283.6	21.6	7.6%
Other	12.4	14.2	(1.8)	(12.7%)

Total revenues	$ 1,215.3	$ 1,349.3	$ (134.0)	(9.9%)

        Wholesale better apparel revenues decreased primarily due to the sale of the Polo Jeans Company business ($65.1 million of the decrease). Decreases in shipments of our Jones New York Sport and Jones New York Signature product lines were partially offset by increased shipments of our Nine West apparel product line.

        Wholesale moderate apparel revenues decreased primarily due to decreased shipments of our l.e.i., Norton McNaughton, Energie, A|Line, Bandolino, Joneswear, Erika and Joneswear Jeans product lines (primarily to J.C. Penney Company, Inc., Sears Holding Corporation and Kohl's Corporation). These decreases were partially offset by increased shipments of our Gloria Vanderbilt and GLO product lines and shipments of several new product lines, including the C.L.O.T.H.E.S. and the private label Latina and Duckhead product lines.

        Wholesale footwear and accessories revenues decreased due to decreased shipments of our Nine West accessory and costume jewelry product lines and our Enzo Angiolini and Easy Spirit footwear product lines (primarily to Federated Department Stores Inc. and Dillard's Inc.) as well as the discontinuance of the Bandolino, l.e.i. and licensed Tommy Hilfiger costume jewelry product lines.

        Retail revenues increased primarily due to a 3.5% increase in comparable store sales. We began the first fiscal quarter of 2006 with 1,086 retail locations and had a net decrease of 26 locations during the quarter to end the quarter with 1,060 locations.

        Revenues for the first fiscal quarter of 2006 also include $3.2 million of service fees charged to Polo under a short-term transition service agreement entered into with Polo at the time of the sale of the Polo Jeans Company business. These revenues are based on contractual monthly and per-unit fees as set forth in the agreement. Of this amount, $2.1 million was recorded in the wholesale better apparel segment, $0.6 million was recorded in the wholesale moderate apparel segment and $0.5 million was recorded in the licensing and other segment.

        Gross Profit. The gross profit margin increased to 37.1% in the first fiscal quarter of 2006 compared to 37.0% in the first fiscal quarter of 2005.

        Wholesale better apparel gross profit margins were 39.4% and 36.7% for the first fiscal quarters of 2006 and 2005, respectively. The increase was due to lower levels of sales to off-price retailers partially offset by reduced sales of higher-margin Polo Jeans Company products as a result of the sale of the Polo Jeans Company business.

        Wholesale moderate apparel gross profit margins were 24.9% and 27.9% for the first fiscal quarters of 2006 and 2005, respectively. The decrease was a result of lower margins on our l.e.i. product line, higher levels of sales to off-price retailers and excess capacity in our Mexican manufacturing operations.

        Wholesale footwear and accessories gross profit margins were 30.9% and 32.0% for the first fiscal quarters of 2006 and 2005, respectively. The decrease was a result of lower net sales in the higher-margin wholesale jewelry business and markdowns related to the discontinuance of the licensed Tommy Hilfiger jewelry line in the current period.

        Retail gross profit margins were 48.2% and 49.9% for the first fiscal quarters of 2006 and 2005, respectively. The decrease was primarily the result of a higher level of promotional activity in our footwear and accessories stores in the current period.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses of $319.6 million in the first fiscal quarter of 2006 represented a decrease of $20.8 million from the $340.4 million reported for the first fiscal quarter of 2005. The decrease is primarily due to the sale of the Polo Jeans Company business, headcount reductions as a result of the strategic review and lower levels of advertising in the current period.

        Operating Income. The resulting operating income for the first fiscal quarter of 2006 of $85.6 million decreased $72.7 million from the $158.3 million for the first fiscal quarter of 2005, due to the factors described above and the loss on the sale of the Polo Jeans Company business.

        Net Interest Expense. Net interest expense was $15.3 million in the first fiscal quarter of 2006 compared to $18.9 million in the first fiscal quarter of 2005. The decrease was primarily the result of lower average borrowings during the first fiscal quarter of 2006.

        Provision for Income Taxes. The effective income tax rate was 65.2% for the first fiscal quarter of 2006 and 38.0% for the first fiscal quarter of 2005. The difference was primarily driven by the net tax effects associated with the sale of the Polo Jeans Company business and the litigation settlement. Without the effects of the Polo Jeans Company sale and litigation settlement, the effective tax rate for the first fiscal quarter of 2006 was 37.5%.

        Cumulative Effect of Change in Accounting for Share-Based Payment. The adoption of SFAS No. 123R required us to change from recognizing the effect of forfeitures of unvested employee stock options and restricted stock as they occur to estimating the number of outstanding instruments for which the requisite service is not expected to be rendered. As a result, we recorded a gain of $1.9 million (net of $1.2 million in taxes) on January 1, 2006 as a cumulative effect of a change in accounting principle.

        Net Income and Earnings Per Share. Net income was $25.8 million in the first fiscal quarter of 2006, a decrease of $61.2 million from the net income of $87.0 million earned in the first fiscal quarter of 2005. Diluted earnings per share for the first fiscal quarter of 2006 was $0.22 compared to $0.71 for the first fiscal quarter of 2005, on 5.9% fewer shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal capital requirements have been to fund acquisitions, pay dividends, working capital needs, capital expenditures and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations and expansion. As of April 1, 2006, total cash and cash equivalents were $140.2 million, an increase of $105.3 million from the $34.9 million reported as of December 31, 2005.

        Operating activities provided $43.4 million and used $58.2 million in the first fiscal quarters of 2006 and 2005, respectively. The difference was primarily due to a smaller increase in accounts receivable in the current period, primarily as a result of lower wholesale sales, partially offset by a decrease in accounts payable in the current period, primarily as the result of the effects of the sale of the Polo Jeans Company business.

        Investing activities provided $321.2 million and used $21.6 million in the first fiscal quarters of 2006 and 2005, respectively. The increase in the current period was primarily due to cash received from the sale of the Polo Jeans Company business.

        Financing activities used $259.4 million in the first fiscal quarter of 2006, primarily to repay amounts outstanding under our Senior Credit Facilities, to repurchase our common stock and to pay dividends to our common shareholders.

        Financing activities provided $79.3 million in the first fiscal quarter of 2005. Borrowings under our Senior Credit Facilities were offset by repurchases of our common stock and the payment of dividends to our common shareholders.

        We repurchased $125.1 million of our common stock on the open market during the first fiscal quarter of 2006 and $45.3 million during the first fiscal quarter of 2005. As of April 1, 2006, a total of $1.2 billion had been expended under announced programs to acquire up to $1.4 billion of such shares. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition. Proceeds from the issuance of common stock to our employees exercising stock options amounted to $8.8 million and $8.3 million in the first fiscal quarters of 2006 and 2005, respectively.

        At April 1, 2006, we had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.75 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for a $1.0 billion five-year revolving credit facility that expires in June 2009 and a $750.0 million five-year revolving credit facility that expires in May 2010. At April 1, 2006, $217.6 million was outstanding under the credit facility that expires in June 2009 (comprised solely of outstanding letters of credit) and no amounts were outstanding under the credit facility that expires in May 2010. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require us to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on our ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers and pay dividends.

        At April 1, 2006, we also had a C$10.0 million unsecured line of credit in Canada, under which C$0.2 million of letters of credit were outstanding.

        On April 26, 2006, we announced that the Board of Directors had declared a quarterly cash dividend of $0.12 per share to all common stockholders of record as of May 12, 2006 for payment on May 26, 2006.

        We have two joint ventures with HCL Technologies Limited to provide us with computer consulting, programming and associated support services. As of April 1, 2006, we have committed to purchase $5.25 million in services from these joint venture companies through June 30, 2007.

        We also have a joint venture with Sutton Developments Pty. Ltd. ("Sutton") to operate retail locations in Australia. We have unconditionally guaranteed up to $7.0 million of borrowings under the joint venture's uncommitted credit facility and up to $0.4 million of presettlement risk associated with foreign exchange transactions. Sutton is required to reimburse us for 50% of any payments made under these guarantees. At April 1, 2006, the outstanding balance subject to these guarantees was approximately $0.7 million.

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

        The primary interest rate exposures on floating rate financing arrangements are with respect to United States and Canadian short-term interest rates. We had approximately $1.75 billion in variable rate credit facilities at April 1, 2006.

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

Item 4. Controls and Procedures

        As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that both our disclosure controls and procedures and our internal controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

        There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        In October 1995, we acquired an exclusive license to manufacture and market women's shirts, blouses, skirts, jackets, suits, sweaters, pants, vests, coats, outerwear and hats under the Lauren by Ralph Lauren trademark in the United States, Canada and Mexico pursuant to license and design service agreements with Polo, which were to expire on December 31, 2006. In May 1998, we acquired an exclusive license to manufacture and market women's dresses, shirts, blouses, skirts, jackets, suits, sweaters, pants, vests, coats, outerwear and hats under the Ralph by Ralph Lauren trademark in the United States, Canada and Mexico pursuant to license and design service agreements with Polo. The Ralph License was scheduled to end on December 31, 2003.

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

        These matters were resolved by settlement dated January 22, 2006, which closed on February 3, 2006. We received gross proceeds of $355.0 million in connection with the sale to Polo of our Polo Jeans Company business and the settlement (see "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Sale of Polo Jeans Company Business"). As a result, as of February 6, 2006, the litigation and arbitration were dismissed.

        We have been named as a defendant in various actions and proceedings arising from our ordinary business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in our opinion, any such liability will not have a material adverse financial effect on us.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        The following table sets forth the repurchases of our common stock for the fiscal quarter ended April 1, 2006.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 to January 28, 2006	100,000	$31.59	100,000	$53,010,946
January 29, 2006 to February 25, 2006	1,625,000	$30.64	1,625,000	$253,220,620
February 26, 2006 to April 1, 2006	2,470,000	$29.22	2,470,000	$181,037,215
Total	4,195,000	$29.83	4,195,000	$181,037,215

        These repurchases were made under programs announced on May 5, 2005 for $150.0 million and February 15, 2006 for $250.0 million. While neither plan has an expiration date, the $150.0 limit under the May 5, 2005 program was reached during February 2006.

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

JONES APPAREL GROUP, INC.
(Registrant)

Date: April 28, 2006	By /s/ Peter Boneparth PETER BONEPARTH Chief Executive Officer By /s/ Efthimios P. Sotos EFTHIMIOS P. SOTOS Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32[o]	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________
* Filed herewith.
o Furnished herewith.