Form 10-Q
period 2006-07-01
JONES APPAREL GROUP INC
filed 2006-07-28
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock $.01 par value	Outstanding at July 27, 2006 112,825,582

JONES APPAREL GROUP, INC.

DEFINITIONS

        As used in this Report, unless the context requires otherwise, "our," "us," "we" and "the Company" means Jones Apparel Group, Inc. and consolidated subsidiaries, "Sun" means Sun Apparel, Inc., "Nine West" means Nine West Footwear Corporation, "McNaughton" means McNaughton Apparel Group Inc., "Kasper" means Kasper, Ltd., "Maxwell" means Maxwell Shoe Company Inc., "Barneys" means Barneys New York, Inc., " Polo" means Polo Ralph Lauren Corporation, "SFAS" means Statement of Financial Accounting Standards and "SEC" means the United States Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in millions except per share data)

	July 1, 2006	July 2, 2005	December 31, 2005
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 88.4	$ 35.3	$ 34.9
Accounts receivable	410.1	509.2	458.4
Inventories	585.7	661.7	650.0
Deferred taxes	54.0	57.7	52.5
Prepaid expenses and other current assets	74.8	80.0	88.5

TOTAL CURRENT ASSETS	1,213.0	1,343.9	1,284.3
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $494.3, $459.6 and $472.2	337.6	309.9	312.1
GOODWILL	1,740.5	2,100.6	2,097.3
OTHER INTANGIBLES, at cost, less accumulated amortization	824.7	831.0	827.5
OTHER ASSETS	50.2	55.7	56.6

	$ 4,166.0	$ 4,641.1	$ 4,577.8

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$ -	$ 123.3	$ 129.5
Current portion of long-term debt and capital lease obligations	3.9	357.8	227.8
Accounts payable	266.7	282.0	256.5
Income taxes payable	51.8	41.0	54.2
Accrued employee compensation	43.7	45.9	50.9
Accrued expenses and other current liabilities	103.2	114.9	117.6

TOTAL CURRENT LIABILITIES	469.3	964.9	836.5

NONCURRENT LIABILITIES:
Long-term debt	752.7	752.5	752.6
Obligations under capital leases	37.9	38.6	37.2
Deferred taxes	189.8	167.7	175.9
Other	115.9	91.4	109.2

TOTAL NONCURRENT LIABILITIES	1,096.3	1,050.2	1,074.9

TOTAL LIABILITIES	1,565.6	2,015.1	1,911.4

COMMITMENTS AND CONTINGENCIES	-	-	-
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-	-	-
Common stock, $.01 par value - shares authorized 200.0; issued 152.5, 151.1 and 151.4	1.5	1.5	1.5
Additional paid-in capital	1,290.7	1,255.9	1,269.4
Retained earnings	2,461.5	2,321.8	2,426.2
Accumulated other comprehensive loss	(4.0)	(6.6)	(6.5)
Treasury stock, 39.7, 32.8 and 35.5 shares, at cost	(1,149.3)	(946.6)	(1,024.2)

TOTAL STOCKHOLDERS' EQUITY	2,600.4	2,626.0	2,666.4

	$ 4,166.0	$ 4,641.1	$ 4,577.8

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Income (Unaudited)
(All amounts in millions except per share data)

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net sales	$ 1,059.7	$ 1,165.4	$ 2,259.9	$ 2,500.4
Licensing income (net)	9.7	11.0	21.6	25.2
Service income	4.7	-	7.9	-

Total revenues	1,074.1	1,176.4	2,289.4	2,525.6
Cost of goods sold	667.7	741.9	1,432.7	1,592.4

Gross profit	406.4	434.5	856.7	933.2
Selling, general and administrative expenses	336.6	329.1	656.2	669.5
Loss on sale of Polo Jeans Company business	-	-	45.1	-

Operating income	69.8	105.4	155.4	263.7
Interest income	1.8	0.3	2.8	0.8
Interest expense and financing costs	(13.9)	(18.2)	(30.1)	(37.6)
Equity in earnings of unconsolidated affiliates	0.9	0.9	1.8	1.8

Income before provision for income taxes	58.6	88.4	129.9	228.7
Provision for income taxes	22.0	33.6	69.3	86.9

Income before cumulative effect of change in accounting principle	36.6	54.8	60.6	141.8
Cumulative effect of change in accounting for share-based payments, net of tax	-	-	1.9	-

Net income	$ 36.6	$ 54.8	$ 62.5	$ 141.8

Earnings per share
Basic
Income before cumulative effect of change in accounting principle	$0.33	$0.46	$0.54	$1.18
Cumulative effect of change in accounting for share-based payments, net of tax	-	-	0.02	-

Basic earnings per share	$0.33	$0.46	$0.56	$1.18

Diluted
Income before cumulative effect of change in accounting principle	$0.32	$0.46	$0.53	$1.17
Cumulative effect of change in accounting for share-based payments, net of tax	-	-	0.02	-

Basic earnings per share	$0.32	$0.46	$0.55	$1.17

Weighted average common shares and share equivalents outstanding
Basic	111.3	118.9	112.3	120.0
Diluted	113.5	120.2	114.5	121.4
Dividends declared per share	$0.12	$0.10	$0.24	$0.20

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)
(All amounts in millions except per share data)

	Number of common shares outstanding	Total stock- holders' equity	Common stock	Additional paid-in capital	Retained earnings	Accumu- lated other compre- hensive income (loss)	Treasury stock
Balance, January 1, 2005	122.2	$ 2,653.9	$ 1.5	$ 1,236.4	$ 2,204.2	$ 0.8	$ (789.0)
Fiscal six months ended July 2, 2005:
Comprehensive income:
Net income	-	141.8	-	-	141.8	-	-
Change in fair value of cash flow hedges, net of $1.6 tax	-	(2.4)	-	-	-	(2.4)	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.9 tax	-	(1.4)	-	-	-	(1.4)	-
Foreign currency translation adjustments	-	(3.6)	-	-	-	(3.6)	-

Total comprehensive income		134.4

Issuance of restricted stock to employees, net of forfeitures	0.6	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	9.5	-	9.5	-	-	-
Exercise of employee stock options	0.4	8.9	-	8.9	-	-	-
Excess tax benefits from share-based payment arrangements	-	1.1	-	1.1	-	-	-
Dividends on common stock ($0.20 per share)	-	(24.2)	-	-	(24.2)	-	-
Treasury stock acquired	(4.9)	(157.6)	-	-	-	-	(157.6)

Balance, July 2, 2005	118.3	$ 2,626.0	$ 1.5	$ 1,255.9	$ 2,321.8	$ (6.6)	$ (946.6)

Balance, January 1, 2006	115.9	$ 2,666.4	$ 1.5	$ 1,269.4	$ 2,426.2	$ (6.5)	$ (1,024.2)
Fiscal six months ended July 1, 2006:
Comprehensive income:
Net income	-	62.5	-	-	62.5	-	-
Change in fair value of cash flow hedges, net of $1.2 tax	-	1.5	-	-	-	1.5	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.9 tax	-	(1.3)	-	-	-	(1.3)	-
Foreign currency translation adjustments	-	2.3	-	-	-	2.3	-

Total comprehensive income		65.0

Issuance of restricted stock to employees, net of forfeitures	0.5	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	9.3	-	9.3	-	-	-
Exercise of employee stock options	0.6	13.3	-	13.3	-	-	-
Excess tax benefits from share-based payment arrangements	-	1.8	-	1.8	-	-	-
Dividends on common stock ($0.24 per share)	-	(27.2)	-	-	(27.2)	-	-
Cumulative effect of change in accounting for share-based payments	-	(3.1)	-	(3.1)	-	-	-
Treasury stock acquired	(4.2)	(125.1)	-	-	-	-	(125.1)

Balance, July 1, 2006	112.8	$ 2,600.4	$ 1.5	$ 1,290.7	$ 2,461.5	$ (4.0)	$ (1,149.3)

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(All amounts in millions)

	Fiscal Six Months Ended
	July 1, 2006	July 2, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 62.5	$ 141.8

Adjustments to reconcile net income to net cash provided by operating activities, net of sale of Polo Jeans Company business:
Loss on sale of Polo Jeans Company business	45.1	-
Cumulative effect of change in accounting for share-based payments	(3.1)	-
Depreciation and amortization	50.2	51.8
Equity in earnings of unconsolidated affiliates	(1.8)	(1.8)
Provision for losses on accounts receivable	0.8	1.3
Deferred taxes	10.6	29.6
Other	1.3	(0.5)
Changes in operating assets and liabilities:
Accounts receivable	47.9	(62.5)
Inventories	35.1	1.9
Prepaid expenses and other current assets	15.5	(12.0)
Other assets	2.3	4.2
Accounts payable	9.9	20.6
Income taxes payable	(2.4)	10.9
Accrued expenses and other liabilities	(12.8)	(33.2)

Total adjustments	198.6	10.3

Net cash provided by operating activities	261.1	152.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of Polo Jeans Company business	350.6	-
Capital expenditures	(64.9)	(37.6)
Payments relating to acquisition of Barneys	-	(4.1)
Acquisition of intangibles	-	(0.1)
Other	0.1	0.3

Net cash provided by (used in) investing activities	285.8	(41.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under credit facilities	(129.5)	54.0
Redemption at maturity of 7.875% Senior Notes	(225.0)	-
Principal payments on capital leases	(2.3)	(2.5)
Debt issuance costs	-	(0.4)
Purchases of treasury stock	(125.1)	(155.6)
Dividends paid	(27.2)	(24.2)
Proceeds from exercise of employee stock options	13.3	8.9
Excess tax benefits from share-based payment arrangements	1.8	-

Net cash used in financing activities	(494.0)	(119.8)

EFFECT OF EXCHANGE RATES ON CASH	0.6	(0.5)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	53.5	(9.7)
CASH AND CASH EQUIVALENTS, BEGINNING	34.9	45.0

CASH AND CASH EQUIVALENTS, ENDING	$ 88.4	$ 35.3

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

        We recorded a pre-tax loss of approximately $145.1 million after allocating $356.7 million of goodwill to the business sold and a pre-tax gain of $100.0 million related to the litigation settlement. Approximately $3.7 million in state and local taxes have been accrued related to the litigation settlement, resulting in a combined after tax loss of approximately $48.8 million. The combined loss created federal and state capital loss carryforwards that we do not expect to be realizable and, as a result, we increased our deferred tax valuation allowance to offset the deferred tax benefit recorded as a result of the combined loss.

        Long-lived assets included in the sale include $2.0 million of net property, plant and equipment and $5.5 million of unamortized long-term prepaid marketing expenses. Net sales for the Polo Jeans Company business, which are reported under the wholesale better apparel segment, were $69.3 million for the fiscal quarter ended July 2, 2005 and $23.9 million and $157.6 million for the fiscal six months ended July 1, 2006 and July 2, 2005, respectively.

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

        Both the share-based employee compensation cost included in the determination of net income as reported and the share-based employee compensation cost that would have been included in the determination of net income if the fair value based method had been applied to all awards, as well as the resulting pro forma net income and earnings per share using the fair value approach, are presented in the following table. These pro forma amounts may not be representative of future disclosures, since the fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. At July 1, 2006, total compensation cost related to unvested awards not yet recognized was $29.4 million, which is expected to be amortized over a weighted-average period of 24 months.

	Fiscal Quarter Ended		Fiscal Six Months Ended
(In millions except per share data)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net income - as reported	$ 36.6	$ 54.8	$ 62.5	$ 141.8
Add: stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	3.6	3.1	5.8	5.9
Deduct: stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value-based method had been applied to all awards	(3.6)	(3.7)	(5.8)	(7.0)

Net income - pro forma	$ 36.6	$ 54.2	$ 62.5	$ 140.7

Basic earnings per share
As reported	$0.33	$0.46	$0.56	$1.18
Pro forma	$0.33	$0.46	$0.56	$1.17
Diluted earnings per share
As reported	$0.32	$0.46	$0.55	$1.17
Pro forma	$0.32	$0.45	$0.55	$1.16

EARNINGS PER SHARE

        The computation of basic and diluted earnings per share is as follows:

	Fiscal Quarter Ended		Fiscal Six Months Ended
(In millions except per share amounts)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Basic
Net income	$ 36.6	$ 54.8	$ 62.5	$ 141.8
Weighted average common shares outstanding	111.3	118.9	112.3	120.0

Basic earnings per share	$ 0.33	$ 0.46	$ 0.56	$ 1.18

Diluted
Net income	$ 36.6	$ 54.8	$ 62.5	$ 141.8

Weighted average common shares outstanding	111.3	118.9	112.3	120.0
Effect of dilutive securities:
Employee stock options and restricted stock	2.2	1.3	2.2	1.4

Weighted average common shares and share equivalents outstanding	113.5	120.2	114.5	121.4

Diluted earnings per share	$ 0.32	$ 0.46	$ 0.55	$ 1.17

ACCOUNTS RECEIVABLE

        Accounts receivable consist of the following:

(In millions)	July 1, 2006	July 2, 2005	December 31, 2005
Trade accounts receivable	$ 407.8	$ 522.1	$ 459.1
Credit card receivable	36.1	32.3	40.5
Allowances for doubtful accounts, returns, discounts and co-op advertising	(33.8)	(45.2)	(41.2)

	$ 410.1	$ 509.2	$ 458.4

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

        In connection with the denim restructuring, we recorded $11.6 million of net pre-tax costs (of which $12.1 million was recorded in 2005 and $0.5 million was reversed in 2006), which includes $5.1 million of one-time termination benefits, $3.2 million of losses on the sale of property, plant and equipment, $2.2 million of contract termination costs and $1.1 million of legal and other associated costs. Of these amounts, $10.1 million were reported as cost of sales and $1.5 million were reported as a selling, general and administrative expense in the wholesale moderate apparel segment. The restructuring was substantially completed during the fiscal quarter ended April 1, 2006.

        On May 15, 2006, we announced the closing of our Secaucus, New Jersey warehouse to reduce excess capacity. In connection with the closing, we expect to incur $2.7 million of one-time termination benefits and associated employee costs for an estimated 211 employees. Of this amount, $2.6 million was reported as a selling, general and administrative expense in the wholesale better apparel segment during the fiscal quarter ended July 1, 2006 and the remaining $0.1 million will be accrued in the fiscal quarter ending September 30, 2006. The restructuring will be substantially completed by the end of September 2006.

        On May 30, 2006, we announced the closing of our Stein Mart leased shoe departments, effective early January 2007. In connection with the closing, we expect to incur $1.2 million of one-time termination benefits and associated employee costs for an estimated 533 employees, which is being accrued straight-line over the period between the announcement and the projected closing date. Of this amount, $0.2 million was reported as a selling, general and administrative expense in the retail segment during the fiscal quarter ended July 1, 2006.

        The accrual of restructuring costs and liabilities, of which $3.8 million is included in accrued expenses and other current liabilities and $1.4 million is included in other noncurrent liabilities, is as follows:

(In millions)	Severance and other employee costs	Closing and consolidation of facilities	Denim restructuring	Total
Balance, January 1, 2005	$ 6.5	$ 18.1	$ -	$ 24.6
Net reversals	(0.6)	(1.4)	-	(2.0)
Payments and reductions	(5.6)	(5.5)	-	(11.1)

Balance, July 2, 2005	$ 0.3	$ 11.2	$ -	$ 11.5

Balance, January 1, 2006	$ 3.4	$ 2.1	$ 2.5	$ 8.0
Net additions (reversals)	2.8	-	(0.5)	2.3
Payments and reductions	(2.9)	(0.4)	(1.8)	(5.1)

Balance, July 1, 2006	$ 3.3	$ 1.7	$ 0.2	$ 5.2

        Estimated severance payments and other employee costs of $3.3 million accrued at July 1, 2006 relate to one-time termination benefits for 747 employees at locations to be closed and continuing benefits for employees previously terminated. Employee groups affected (totaling an estimated 1,003 employees) include retail, administrative, warehouse and management personnel at locations closed.

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

        During the fiscal six months ended July 1, 2006 and July 2, 2005, $2.9 million and $5.6 million, respectively, of the reserve was utilized (relating to partial or full severance and related costs for 91 and 137 employees, respectively).

        The $1.7 million accrued at July 1, 2006 for the consolidation of facilities relates to expected costs to be incurred, including lease obligations, for closing certain acquired facilities in connection with consolidating their operations into our other existing facilities. The $1.4 million reversal in the fiscal six months ended July 2, 2005 includes a $1.2 million adjustment related to the closing of an acquired Maxwell facility, which was recorded as a reduction of goodwill, and a $0.2 million reduction related to the final settlement of a previously recorded lease liability for a North Carolina facility, which was recorded as a reduction of selling, general and administrative expenses in the wholesale better apparel segment.

        The details of the denim restructuring accruals are as follows:

(In millions)	One-time termination benefits	Contract termination costs	Other associated costs	Total denim restructuring
Balance, January 1, 2006	$ 0.4	$ 1.6	$ 0.5	$ 2.5
Reversals	(0.2)	(0.3)	-	(0.5)
Payments and reductions	(0.2)	(1.3)	(0.3)	(1.8)

Balance, July 1, 2006	$ -	$ -	$ 0.2	$ 0.2

        During the fiscal six months ended July 1, 2006, we settled all outstanding lease commitments for facilities we closed, resulting in a $0.3 million reversal, of which $0.2 million and $0.1 million was recorded as a reduction of cost of sales and selling, general and administrative expenses, respectively, in the wholesale moderate apparel segment. During the fiscal six months ended July 1, 2006, $0.2 million of the termination benefits reserve was utilized (relating to costs for 18 employees) and $0.2 million of the accrual was reversed to cost of sales in the wholesale moderate apparel segment.

        Our plans have not been finalized in all areas, and additional restructuring costs may result as we continue to evaluate and assess the impact of duplicate responsibilities, warehouses and office locations. We do not expect any final adjustments to be material. Any additional costs will be charged to operations in the period in which they occur.

INVENTORIES

        Inventories are summarized as follows (in millions):

	July 1, 2006	July 2, 2005	December 31, 2005
Raw materials	$ 12.3	$ 18.8	$ 16.6
Work in process	25.2	42.3	17.7
Finished goods	548.2	600.6	615.7

	$ 585.7	$ 661.7	$ 650.0

STATEMENT OF CASH FLOWS

Fiscal Six Months Ended: (In millions)	July 1, 2006	July 2, 2005
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 31.8	$ 41.5
Net income tax payments	59.5	44.3

Supplemental disclosures of non-cash investing and financing activities:
Equipment acquired through capital lease financing	3.9	0.5
Restricted stock issued to employees	18.0	24.6

SEGMENT INFORMATION

        We identify operating segments based on, among other things, the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operations are comprised of four reportable segments: wholesale better apparel, wholesale moderate apparel, wholesale footwear and accessories, and retail. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores, the retail segment includes operations by our own stores, and income and expenses related to trademarks, licenses and general corporate functions are reported under "other and eliminations." We define segment profit as operating income before net interest expense, equity in earnings of unconsolidated affiliates and income taxes. Summarized below are our revenues and income by reportable segment for the fiscal quarters and six month periods ended July 1, 2006 and July 2, 2005.

(In millions)	Wholesale Better Apparel	Wholesale Moderate Apparel	Wholesale Footwear & Accessories	Retail	Licensing, Other & Eliminations	Consolidated
For the fiscal quarter ended July 1, 2006
Revenues from external customers	$ 229.3	$ 267.9	$ 203.2	$ 363.3	$ 10.4	$ 1,074.1
Intersegment revenues	32.9	0.9	10.4	-	(44.2)	-

Total revenues	262.2	268.8	213.6	363.3	(33.8)	1,074.1

Segment income	$ 20.1	$ 23.6	$ 8.3	$ 33.1	$ (15.3)	69.8

Net interest expense						(12.1)
Equity in earnings of unconsolidated affiliates						0.9

Income before provision for income taxes						$ 58.6

For the fiscal quarter ended July 2, 2005
Revenues from external customers	$ 300.6	$ 306.4	$ 218.7	$ 339.7	$ 11.0	$ 1,176.4
Intersegment revenues	38.0	-	9.0	-	(47.0)	-

Total revenues	338.6	306.4	227.7	339.7	(36.0)	1,176.4

Segment income	$ 26.0	$ 22.9	$ 25.3	$ 39.5	$ (8.3)	105.4

Net interest expense						(17.9)
Equity in earnings of unconsolidated affiliates						0.9

Income before provision for income taxes						$ 88.4

For the fiscal six months ended July 1, 2006
Revenues from external customers	$ 567.0	$ 600.0	$ 431.1	$ 668.5	$ 22.8	$ 2,289.4
Intersegment revenues	70.7	2.2	22.5	-	(95.4)	-

Total revenues	637.7	602.2	453.6	668.5	(72.6)	2,289.4

Segment income	$ 86.7	$ 64.1	$ 38.6	$ 37.6	$ (26.5)	200.5

Loss on sale of Polo Jeans Company business						(45.1)
Net interest expense						(27.3)
Equity in earnings of unconsolidated affiliates						1.8

Income before provision for income taxes						$ 129.9

For the fiscal six months ended July 2, 2005
Revenues from external customers	$ 729.3	$ 661.5	$ 486.4	$ 623.2	$ 25.2	$ 2,525.6
Intersegment revenues	72.9	2.8	21.1	-	(96.8)	-

Total revenues	802.2	664.3	507.5	623.2	(71.6)	2,525.6

Segment income	$ 97.6	$ 68.5	$ 66.9	$ 49.9	$ (19.2)	263.7

Net interest expense						(36.8)
Equity in earnings of unconsolidated affiliates						1.8

Income before provision for income taxes						$ 228.7

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

        We are exposed to market risk related to changes in foreign currency exchange rates. We have assets and liabilities denominated in certain foreign currencies and purchase products from foreign suppliers who require payment in funds other than the U.S. Dollar. At July 1, 2006, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total of US $23.0 million through May 2007, US $36.0 million for Euros through October 2007 and US $1.25 million for British Pounds through September 2007.

        We recorded amortization of net gains resulting from the termination of interest rate swaps and locks of $2.3 million and $3.6 million during the fiscal six months ended July 1, 2006 and July 2, 2005, respectively, as a reduction of interest expense. We reclassified $0.1 million and $1.3 million of net losses from foreign currency exchange contracts to cost of sales during the fiscal six months ended July 1, 2006 and July 2, 2005, respectively.

        There has been no material ineffectiveness related to our foreign currency exchange contracts as the instruments are designed to be highly effective in offsetting losses and gains on transactions being hedged. If foreign currency exchange rates do not change from their July 1, 2006 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months will not be material. The actual amounts that will be reclassified to earnings over the next 12 months could vary, however, as a result of changes in market conditions.

PENSION PLANS

Components of Net Periodic Benefit Cost

	Fiscal Quarter Ended		Fiscal Six Months Ended
(In millions)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Interest cost	$ 0.5	$ 0.5	$ 1.1	$ 1.1
Expected return on plan assets	(0.4)	(0.5)	(1.0)	(0.9)
Amortization of net loss	0.2	0.3	0.5	0.5

Net periodic benefit cost	$ 0.3	$ 0.3	$ 0.6	$ 0.7

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

        In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on our results of operations or our financial position.

SUPPLEMENTAL SUMMARIZED FINANCIAL INFORMATION

        Certain of our subsidiaries function as co-issuers of the outstanding debt of Jones Apparel Group, Inc. ("Jones"), including Jones Apparel Group USA, Inc. ("Jones USA"), Jones Apparel Group Holdings, Inc. ("Jones Holdings"), Nine West and Jones Retail Corporation ("Jones Retail")(collectively, including Jones, the "Issuers"). Each subsidiary co-issuer is 100% owned, directly or indirectly, by Jones.

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

Condensed Consolidating Balance Sheets
(In millions)

	July 1, 2006				December 31, 2005
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 66.6	$ 21.8	$ -	$ 88.4	$ 20.3	$ 14.6	$ -	$ 34.9
Accounts receivable - net	175.3	234.8	-	410.1	178.8	279.6	-	458.4
Inventories	276.4	315.9	(6.6)	585.7	282.4	374.6	(7.0)	650.0
Prepaid and refundable income taxes	2.3	6.6	(8.9)	-	1.5	6.5	(8.0)	-
Deferred taxes	25.0	29.0	-	54.0	17.7	35.6	(0.8)	52.5
Prepaid expenses and other current assets	33.8	41.0	-	74.8	45.7	42.8	-	88.5

TOTAL CURRENT ASSETS	579.4	649.1	(15.5)	1,213.0	546.4	753.7	(15.8)	1,284.3

Property, plant and equipment - net	134.1	203.5	-	337.6	133.6	178.5	-	312.1
Due from affiliates	56.3	777.9	(834.2)	-	63.5	624.8	(688.3)	-
Goodwill	1,456.2	284.3	-	1,740.5	1,784.3	313.0	-	2,097.3
Other intangibles - net	166.8	657.9	-	824.7	166.8	660.7	-	827.5
Investments in subsidiaries	2,286.9	-	(2,286.9)	-	2,205.2	-	(2,205.2)	-
Other assets	29.9	22.4	(2.1)	50.2	30.7	27.4	(1.5)	56.6

	$ 4,709.6	$ 2,595.1	$ (3,138.7)	$ 4,166.0	$ 4,930.5	$ 2,558.1	$ (2,910.8)	$ 4,577.8

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$ -	$ -	$ -	$ -	$ 129.5	$ -	$ -	$ 129.5
Current portion of long-term debt and capital lease obligations	1.4	2.5	-	3.9	226.6	1.2	-	227.8
Accounts payable	126.3	140.4	-	266.7	118.4	138.1	-	256.5
Income taxes payable	59.3	14.0	(21.5)	51.8	54.9	17.8	(18.5)	54.2
Deferred taxes	-	-	-	-	0.9	-	(0.9)	-
Accrued expenses and other current liabilities	77.5	69.4	-	146.9	78.5	90.0	-	168.5

TOTAL CURRENT LIABILITIES	264.5	226.3	(21.5)	469.3	608.8	247.1	(19.4)	836.5

NONCURRENT LIABILITIES:
Long-term debt	749.2	3.5	-	752.7	749.2	3.4	-	752.6
Obligations under capital leases	11.9	26.0	-	37.9	12.5	24.7	-	37.2
Deferred taxes	12.7	168.0	9.1	189.8	10.7	158.0	7.2	175.9
Due to affiliates	777.9	56.3	(834.2)	-	624.8	63.5	(688.3)	-
Other	44.1	71.8	-	115.9	38.0	71.2	-	109.2

TOTAL NONCURRENT LIABILITIES	1,595.8	325.6	(825.1)	1,096.3	1,435.2	320.8	(681.1)	1,074.9

TOTAL LIABILITIES	1,860.3	551.9	(846.6)	1,565.6	2,044.0	567.9	(700.5)	1,911.4

STOCKHOLDERS' EQUITY:
Common stock and additional paid-in capital	1,292.2	1,589.7	(1,589.7)	1,292.2	1,270.9	1,631.1	(1,631.1)	1,270.9
Retained earnings	2,710.4	451.1	(700.0)	2,461.5	2,646.3	360.0	(580.1)	2,426.2
Accumulated other comprehensive income (loss)	(4.0)	2.4	(2.4)	(4.0)	(6.5)	(0.9)	0.9	(6.5)
Treasury stock	(1,149.3)	-	-	(1,149.3)	(1,024.2)	-	-	(1,024.2)

TOTAL STOCKHOLDERS' EQUITY	2,849.3	2,043.2	(2,292.1)	2,600.4	2,886.5	1,990.2	(2,210.3)	2,666.4

	$ 4,709.6	$ 2,595.1	$ (3,138.7)	$ 4,166.0	$ 4,930.5	$ 2,558.1	$ (2,910.8)	$ 4,577.8

Condensed Consolidating Statements of Income
(In millions)

	Fiscal Quarter Ended July 1, 2006				Fiscal Quarter Ended July 2, 2005
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
Net sales	$ 541.8	$ 533.5	$ (15.6)	$ 1,059.7	$ 557.4	$ 626.9	$ (18.9)	$ 1,165.4
Licensing income (net)	-	9.7	-	9.7	-	11.0	-	11.0
Service income	-	4.7	-	4.7	-	-	-	-

Total revenues	541.8	547.9	(15.6)	1,074.1	557.4	637.9	(18.9)	1,176.4
Cost of goods sold	324.9	356.0	(13.2)	667.7	333.5	423.4	(15.0)	741.9

Gross profit	216.9	191.9	(2.4)	406.4	223.9	214.5	(3.9)	434.5
Selling, general and administrative expenses	225.7	113.7	(2.8)	336.6	193.1	139.5	(3.5)	329.1

Operating income (loss)	(8.8)	78.2	0.4	69.8	30.8	75.0	(0.4)	105.4
Net interest (expense) income and financing costs	(14.5)	2.4	-	(12.1)	(19.0)	1.1	-	(17.9)
Equity in earnings of unconsolidated affiliates	0.1	0.9	(0.1)	0.9	0.1	0.6	0.2	0.9

Income (loss) before provision for income taxes and equity in earnings of subsidiaries	(23.2)	81.5	0.3	58.6	11.9	76.7	(0.2)	88.4
Provision for income taxes	(6.3)	28.1	0.2	22.0	6.3	28.3	(1.0)	33.6
Equity in earnings of subsidiaries	53.5	-	(53.5)	-	57.9	-	(57.9)	-

Net income	$ 36.6	$ 53.4	$ (53.4)	$ 36.6	$ 63.5	$ 48.4	$ (57.1)	$ 54.8

	Fiscal Six Months Ended July 1, 2006				Fiscal Six Months Ended July 2, 2005
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
Net sales	$ 1,121.4	$ 1,172.0	$ (33.5)	$ 2,259.9	$ 1,182.5	$ 1,357.9	$ (40.0)	$ 2,500.4
Licensing income (net)	-	21.6	-	21.6	-	25.2	-	25.2
Service income	-	7.9	-	7.9	-	-	-	-

Total revenues	1,121.4	1,201.5	(33.5)	2,289.4	1,182.5	1,383.1	(40.0)	2,525.6
Cost of goods sold	675.2	782.7	(25.2)	1,432.7	710.8	908.9	(27.3)	1,592.4

Gross profit	446.2	418.8	(8.3)	856.7	471.7	474.2	(12.7)	933.2
Selling, general and administrative expenses	414.1	248.0	(5.9)	656.2	387.4	290.0	(7.9)	669.5
Loss on sale of Polo Jeans Company business	22.8	22.3	-	45.1	-	-	-	-

Operating income	9.3	148.5	(2.4)	155.4	84.3	184.2	(4.8)	263.7
Net interest (expense) income and financing costs	(32.2)	4.9	-	(27.3)	(38.8)	2.0	-	(36.8)
Equity in earnings of unconsolidated affiliates	0.3	2.0	(0.5)	1.8	0.2	0.9	0.7	1.8

Income (loss) before provision for income taxes and equity in earnings of subsidiaries	(22.6)	155.4	(2.9)	129.9	45.7	187.1	(4.1)	228.7
Provision for income taxes	6.7	63.2	(0.6)	69.3	20.9	68.5	(2.5)	86.9
Equity in earnings of subsidiaries	118.6	-	(118.6)	-	119.2	-	(119.2)	-

Income before cumulative effect of change in accounting principle	89.3	92.2	(120.9)	60.6	144.0	118.6	(120.8)	141.8
Cumulative effect of change in accounting for share-based payments, net of tax	1.9	-	-	1.9	-	-	-	-

Net income	$ 91.2	$ 92.2	$ (120.9)	$ 62.5	$ 144.0	$ 118.6	$ (120.8)	$ 141.8

Condensed Consolidating Statements of Cash Flows
(In millions)

	Fiscal Six Months Ended July 1, 2006				Fiscal Six Months Ended July 2, 2005
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
Net cash provided by operating activities	$ 215.1	$ 47.0	$ (1.0)	$ 261.1	$ 138.4	$ 13.7	$ -	$ 152.1

Cash flows from investing activities:
Net proceeds from sale of Polo Jeans Company business	344.1	6.5	-	350.6	-	-	-	-
Capital expenditures	(20.3)	(44.6)	-	(64.9)	(19.4)	(18.2)	-	(37.6)
Payments relating to acquisitions	-	-	-	-	(4.1)	-	-	(4.1)
Other (net)	0.1	-	-	0.1	0.1	0.1	-	0.2

Net cash provided by (used in) investing activities	323.9	(38.1)	-	285.8	(23.4)	(18.1)	-	(41.5)

Cash flows from financing activities:
Net (repayments) borrowings under credit facilities	(129.5)	-	-	(129.5)	54.0	-	-	54.0
Redemption at maturity of 7.875% Senior Notes	(225.0)	-	-	(225.0)	-	-	-	-
Debt issuance costs	-	-	-	-	(0.4)	-	-	(0.4)
Principal payments on capital leases	(1.0)	(1.3)	-	(2.3)	(1.6)	(0.9)	-	(2.5)
Purchases of treasury stock	(125.1)	-	-	(125.1)	(155.6)	-	-	(155.6)
Dividends paid	(27.2)	(1.0)	1.0	(27.2)	(24.2)	-	-	(24.2)
Proceeds from exercise of employee stock options	13.3	-	-	13.3	8.9	-	-	8.9
Excess tax benefits from share-based payment arrangements	1.8	-	-	1.8	-	-	-	-

Net cash used in financing activities	(492.7)	(2.3)	1.0	(494.0)	(118.9)	(0.9)	-	(119.8)

Effect of exchange rates on cash	-	0.6	-	0.6	-	(0.5)	-	(0.5)

Net increase (decrease) in cash and cash equivalents	46.3	7.2	-	53.5	(3.9)	(5.8)	-	(9.7)
Cash and cash equivalents, beginning	20.3	14.6	-	34.9	12.3	32.7	-	45.0

Cash and cash equivalents, ending	$ 66.6	$ 21.8	$ -	$ 88.4	$ 8.4	$ 26.9	$ -	$ 35.3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion provides information and analysis of our results of operations for the 13 and 26 week periods ended July 1, 2006 (hereinafter referred to as the "second fiscal quarter of 2006" and the "first fiscal six months of 2006," respectively) and the 13 and 26 week periods ended July 2, 2005 (hereinafter referred to as the "second fiscal quarter of 2005"and the "first fiscal six months of 2005," respectively), and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

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

        During the first fiscal six months of 2006, the following significant events took place:

  in February 2006, we settled the litigation with Polo and sold the Polo Jeans Company business to Polo;
  in March 2006, we opened a new Barneys New York flagship store in Boston, Massachusetts;
  in March 2006, we announced that our Board of Directors is exploring a possible sale of the Company;
  in May 2006, we announced the closing of our Stein Mart leased shoe departments, effective mid-January 2007; and
  in May 2006, we announced the closing of our Secaucus, New Jersey warehouse.

Sale of Polo Jeans Company Business

        On January 22, 2006, we entered into a Stock Purchase Agreement with Polo and certain of its subsidiaries with respect to the sale to Polo of all outstanding stock of Sun. We also entered into a settlement and release agreement with Polo to settle the pending litigation between the respective parties, including our former President, upon closing. Gross proceeds of the transactions, which closed on February 3, 2006, were $355.0 million. Sun's assets and liabilities on the closing date primarily related to the Polo Jeans Company business, which Sun operated under long-term license and design agreements entered into with Polo in 1995. We retained distribution and product development facilities in El Paso, Texas, along with certain working capital items, including accounts receivable and accounts payable. In addition, as part of the agreements, we will continue to provide certain support services to Polo (including manufacturing, distribution, information technology and other financial and administrative functions) for a limited period of time.

        We recorded a pre-tax loss of approximately $145.1 million after allocating $356.7 million of goodwill to the business sold and a pre-tax gain of $100.0 million related to the litigation settlement. Approximately $3.7 million in state and local taxes have been accrued related to the litigation settlement, resulting in a combined after tax loss of approximately $48.8 million. The combined loss created federal and state capital loss carryforwards that we do not expect to be realizable and, as a result, we increased our deferred tax valuation allowance to offset the deferred tax benefit recorded as a result of the combined loss.

        Long-lived assets included in the sale included $2.0 million of net property, plant and equipment and $5.5 million of unamortized long-term prepaid marketing expenses. Net sales for the Polo Jeans Company business, which are reported under the wholesale better apparel segment, were $69.3 million for the fiscal quarter ended July 2, 2005 and $23.9 million and $157.7 million for the fiscal six months ended July 1, 2006 and July 2, 2005, respectively.

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

        The reviews have been completed, and we estimate that the implementation and execution of the initiatives underway will be substantially completed by mid-2008. We are targeting annual savings of approximately $100 million once all the initiatives have been implemented. The costs associated with the review and the ultimate capital expenditures and execution expenses (including severance and fees) related to the initiatives that are derived are expected to fall in a range of $70 million to $80 million. As of July 1, 2006, we have spent a total of $34.8 million.

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

Restructuring

        On May 15, 2006, we announced the closing of our Secaucus, New Jersey warehouse to reduce excess capacity. In connection with the closing, we expect to incur $2.7 million of one-time termination benefits and associated employee costs for an estimated 211 employees. Of this amount, $2.6 million was reported as a selling, general and administrative expense in the wholesale better apparel segment during the second fiscal quarter of 2006, and the remaining $0.1 million will be accrued in the fiscal quarter ending September 30, 2006. The restructuring will be substantially completed by the end of September 2006.

        On May 30, 2006, we announced the closing of our Stein Mart leased shoe departments, effective early January 2007. In connection with the closing, we expect to incur $1.2 million of one-time termination benefits and associated employee costs for an estimated 533 employees, which is being accrued straight-line over the period between the announcement and the projected closing date. Of this amount, $0.2 million was reported as a selling, general and administrative expense in the retail segment during the second fiscal quarter of 2006.

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

RESULTS OF OPERATIONS

        Statements of Income Stated in Dollars and as a Percentage of Total Revenues

(In millions)	Fiscal Quarter Ended				Fiscal Six Months Ended
	July 1, 2006		July 2, 2005		July 1, 2006		July 2, 2005
Net sales	$ 1,059.7	98.7%	$ 1,165.4	99.1%	$ 2,259.9	98.7%	$ 2,500.4	99.0%
Licensing income (net)	9.7	0.9%	11.0	0.9%	21.6	0.9%	25.2	1.0%
Service income	4.7	0.4%	-	-	7.9	0.3%	-	-

Total revenues	1,074.1	100.0%	1,176.4	100.0%	2,289.4	100.0%	2,525.6	100.0%
Cost of goods sold	667.7	62.2%	741.9	63.1%	1,432.7	62.6%	1,592.4	63.1%

Gross profit	406.4	37.8%	434.5	36.9%	856.7	37.4%	933.2	36.9%
Selling, general and administrative expenses	336.6	31.3%	329.1	28.0%	656.2	28.7%	669.5	26.5%
Loss on sale of Polo Jeans Company business	-	-	-	-	45.1	2.0%	-	-

Operating income	69.8	6.5%	105.4	9.0%	155.4	6.8%	263.7	10.4%
Net interest expense	(12.1)	(1.1%)	(17.9)	(1.5%)	(27.3)	(1.2%)	(36.8)	(1.5%)
Equity in earnings of unconsolidated affiliates	0.9	0.1%	0.9	0.1%	1.8	0.1%	1.8	0.1%

Income before provision for income taxes	58.6	5.5%	88.4	7.5%	129.9	5.7%	228.7	9.1%
Provision for income taxes	22.0	2.0%	33.6	2.9%	69.3	3.0%	86.9	3.4%

Income before cumulative effect of change in accounting principle	36.6	3.4%	54.8	4.7%	60.6	2.6%	141.8	5.6%
Cumulative effect of change in accounting for share-based payments, net of tax	-	-	-	-	1.9	0.1%	-	-

Net income	$ 36.6	3.4%	$ 54.8	4.7%	$ 62.5	2.7%	$ 141.8	5.6%

Percentage totals may not add due to rounding.

Fiscal Quarter Ended July 1, 2006 Compared to Fiscal Quarter Ended July 2, 2005

        Revenues.  Total revenues for the second fiscal quarter of 2006 were $1.07 billion compared to $1.18 billion for the second fiscal quarter of 2005, a decrease of 8.7%.

        Revenues by segment were as follows:

(In millions)	Second Fiscal Quarter of 2006	Second Fiscal Quarter of 2005	Increase/ (Decrease)	Percent Change
Wholesale better apparel	$ 229.3	$ 300.6	$(71.3)	(23.7%)
Wholesale moderate apparel	267.9	306.4	(38.5)	(12.6%)
Wholesale footwear and accessories	203.2	218.7	(15.5)	(7.1%)
Retail	363.3	339.7	23.6	6.9%
Other	10.4	11.0	(0.6)	(5.5%)

Total revenues	$ 1,074.1	$ 1,176.4	$ (102.3)	(8.7%)

        Wholesale better apparel revenues decreased primarily due to the sale of the Polo Jeans Company business ($68.7 million of the decrease) and the discontinuance of our Easy Spirit apparel line. Decreases in shipments of our Jones New York Sport and Jones New York Signature product lines were offset by increased shipments of our Nine West apparel product line.

        Wholesale moderate apparel revenues decreased primarily due to decreased shipments of our l.e.i., Nine & Co., A|Line, Norton McNaughton, Bandolino, Joneswear, and Joneswear Jeans product lines (primarily to J.C. Penney Company, Inc., Sears Holding Corporation and Kohl's Corporation). These decreases were partially offset by increased shipments of our Erika and GLO product lines and shipments of the new private label Duckhead product line.

        Wholesale footwear and accessories revenues decreased due to decreased shipments of our Nine West accessory and costume jewelry product lines and our Enzo Angiolini and Easy Spirit footwear product lines (primarily to Federated Department Stores Inc. and Dillard's Inc.) as well as the discontinuance of the Bandolino, l.e.i. and licensed Tommy Hilfiger costume jewelry product lines, partially offset by increased shipments of our Anne Klein footwear product line.

        Retail revenues increased primarily due to a 3.1% increase in comparable store sales. We began the second fiscal quarter of 2006 with 1,060 retail locations and had a net increase of 12 locations during the quarter to end the quarter with 1,072 locations.

        Revenues for the second fiscal quarter of 2006 also include $4.7 million of service fees charged to Polo under a short-term transition service agreement entered into with Polo at the time of the sale of the Polo Jeans Company business. These revenues are based on contractual monthly and per-unit fees as set forth in the agreement. Of this amount, $3.2 million was recorded in the wholesale better apparel segment, $0.8 million was recorded in the wholesale moderate apparel segment and $0.7 million was recorded in the licensing and other segment.

        Gross Profit. The gross profit margin increased to 37.8% in the second fiscal quarter of 2006 compared to 36.9% in the second fiscal quarter of 2005.

        Wholesale better apparel gross profit margins were 37.4% and 35.9% for the second fiscal quarters of 2006 and 2005, respectively. The increase was due to lower levels of sales to off-price retailers and lower levels of air freight partially offset by reduced sales of higher-margin Polo Jeans Company products as a result of the sale of the Polo Jeans Company business.

        Wholesale moderate apparel gross profit margins were 24.6% and 23.8% for the second fiscal quarters of 2006 and 2005, respectively. The increase was a result of lower levels of sales to off-price retailers and improved margins in our l.e.i. product line, partially offset by higher levels of air freight.

        Wholesale footwear and accessories gross profit margins were 28.9% and 30.1% for the second fiscal quarters of 2006 and 2005, respectively. The decrease was a result of lower net sales in the higher-margin wholesale jewelry business, higher levels of sales to off-price retailers, markdowns related to the discontinuance of the licensed Tommy Hilfiger jewelry line in the current period and writedowns of excess inventory in our direct selling jewelry and accessory business.

        Retail gross profit margins were 50.9% and 51.4% for the second fiscal quarters of 2006 and 2005, respectively. The decrease was the result of a higher level of promotional activity in our footwear and accessories stores and increased sales in our lower-margin Barneys stores in the current period.

        Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses of $336.6 million in the second fiscal quarter of 2006 represented an increase of $7.5 million from the $329.1 million reported for the second fiscal quarter of 2005. The increase is primarily due to $2.6 million recorded in the wholesale better apparel segment in the current period related to the closing of the Secaucus warehouse and $10.0 million recorded in the wholesale footwear and accessories segment related to the termination of a former executive officer and the settlement of litigation concerning a license agreement, offset by reductions due to the sale of the Polo Jeans Company business, headcount reductions as a result of the strategic review and lower levels of advertising in the current period. SG&A expenses for the second fiscal quarter of 2006 also included $2.6 million in the retail segment and $0.9 million recorded in the licensing, other and eliminations segment related to the termination of the former executive officer. SG&A expenses for the second fiscal quarter of 2005 included approximately $3.1 million recorded in the wholesale better apparel segment as a result of an arbitration award to a former employee.

        Operating Income. The resulting operating income for the second fiscal quarter of 2006 of $69.8 million decreased $35.6 million from the $105.4 million for the second fiscal quarter of 2005, due to the factors described above.

        Net Interest Expense. Net interest expense was $12.1 million in the second fiscal quarter of 2006 compared to $17.9 million in the second fiscal quarter of 2005. The decrease was primarily the result of lower average borrowings and the redemption at maturity of our 7.875% Senior Notes during the second fiscal quarter of 2006.

        Provision for Income Taxes. The effective income tax rate was 37.5% for the second fiscal quarter of 2006 and 38.0% for the second fiscal quarter of 2005. The difference was primarily driven by a decrease in the state and local effective tax rate.

        Net Income and Earnings Per Share. Net income was $36.6 million in the second fiscal quarter of 2006, a decrease of $18.2 million from the net income of $54.8 million earned in the second fiscal quarter of 2005. Diluted earnings per share for the second fiscal quarter of 2006 was $0.32 compared to $0.46 for the second fiscal quarter of 2005, on 5.6% fewer shares outstanding.

Fiscal Six Months Ended July 1, 2006 Compared to Fiscal Quarter Ended July 2, 2005

        Revenues. Total revenues for the first fiscal six months of 2006 were $2.29 billion compared to $2.53 billion for the first fiscal six months of 2005, a decrease of 9.4%.

        Revenues by segment were as follows:

(In millions)	First Fiscal Six Months of 2006	First Fiscal Six Months of 2005	Increase/ (Decrease)	Percent Change
Wholesale better apparel	$ 567.0	$ 729.3	$(162.3)	(22.3%)
Wholesale moderate apparel	600.0	661.5	(61.5)	(9.3%)
Wholesale footwear and accessories	431.1	486.4	(55.3)	(11.4%)
Retail	668.5	623.2	45.3	7.3%
Other	22.8	25.2	(2.4)	(9.5%)

Total revenues	$ 2,289.4	$ 2,525.6	$ (236.2)	(9.4%)

        Wholesale better apparel revenues decreased primarily due to the sale of the Polo Jeans Company business ($133.7 million of the decrease) and the discontinuance of our Easy Spirit apparel line. Decreases in shipments of our Jones New York Sport, Jones New York Signature, Kasper and Albert Nipon product lines were partially offset by increased shipments of our Nine West apparel product line.

        Wholesale moderate apparel revenues decreased primarily due to decreased shipments of our l.e.i., Nine & Co., Norton McNaughton, A|Line, Bandolino, Energie, Joneswear, Erika and Joneswear Jeans product lines (primarily to J.C. Penney Company, Inc., Sears Holding Corporation and Kohl's Corporation). These decreases were partially offset by increased shipments of our GLO product line and shipments of several new product lines, including the C.L.O.T.H.E.S. and the private label Latina and Duckhead product lines.

        Wholesale footwear and accessories revenues decreased due to decreased shipments of our Nine West accessory and costume jewelry product lines and our Enzo Angiolini and Easy Spirit footwear product lines (primarily to Federated Department Stores Inc. and Dillard's Inc.) as well as the discontinuance of the Bandolino, l.e.i. and licensed Tommy Hilfiger costume jewelry product lines.

        Retail revenues increased primarily due to a 3.3% increase in comparable store sales. We began the first fiscal six months of 2006 with 1,086 retail locations and had a net decrease of 14 locations during the period to end the period with 1,072 locations.

        Revenues for the first fiscal six months of 2006 also include $7.9 million of service fees charged to Polo under a short-term transition service agreement entered into with Polo at the time of the sale of the Polo Jeans Company business. These revenues are based on contractual monthly and per-unit fees as set forth in the agreement. Of this amount, $5.3 million was recorded in the wholesale better apparel segment, $1.4 million was recorded in the wholesale moderate apparel segment and $1.2 million was recorded in the licensing and other segment.

        Gross Profit. The gross profit margin increased to 37.4% in the first fiscal six months of 2006 compared to 36.9% in the first fiscal six months of 2005.

        Wholesale better apparel gross profit margins were 38.6% and 36.4% for the first fiscal six months of 2006 and 2005, respectively. The increase was due to lower levels of sales to off-price retailers partially offset by reduced sales of higher-margin Polo Jeans Company products as a result of the sale of the Polo Jeans Company business.

        Wholesale moderate apparel gross profit margins were 24.8% and 26.0% for the first fiscal six months of 2006 and 2005, respectively. The decrease was a result of higher levels of sales to off-price retailers, higher levels of air freight and excess capacity in our Mexican manufacturing operations.

        Wholesale footwear and accessories gross profit margins were 30.0% and 31.1% for the first fiscal six months of 2006 and 2005, respectively. The decrease was a result of lower net sales in the higher-margin wholesale jewelry business, higher levels of sales to off-price retailers, markdowns related to the discontinuance of the licensed Tommy Hilfiger jewelry line in the current period and writedowns of excess inventory in our direct selling jewelry and accessory business.

        Retail gross profit margins were 49.7% and 50.7% for the first fiscal six months of 2006 and 2005, respectively. The decrease was the result of a higher level of promotional activity in our footwear and accessories stores and increased sales in our lower-margin Barneys stores in the current period.

        Selling, General and Administrative Expenses. SG&A expenses of $656.2 million in the first fiscal six months of 2006 represented a decrease of $13.3 million from the $669.5 million reported for the first fiscal six months of 2005. The decrease is primarily due to the sale of the Polo Jeans Company business, headcount reductions as a result of the strategic review and lower levels of advertising in the current period, offset by $2.6 million recorded in the wholesale better apparel segment in the current period related to the closing of the Secaucus warehouse and $10.0 million recorded in the wholesale footwear and accessories segment related to the termination of a former executive officer and the settlement of litigation concerning a license agreement. SG&A expenses for the first fiscal six months of 2006 also included $2.6 million in the retail segment and $0.9 million recorded in the licensing, other and eliminations segment related to the termination of the former executive officer. SG&A expenses for the first fiscal six months of 2005 included approximately $3.1 million recorded in the wholesale better apparel segment as the result of an arbitration award to a former employee.

        Operating Income. The resulting operating income for the first fiscal six months of 2006 of $155.4 million decreased $108.3 million from the $263.7 million for the first fiscal six months of 2005, due to the factors described above and the loss on the sale of the Polo Jeans Company business.

        Net Interest Expense. Net interest expense was $27.3 million in the first fiscal six months of 2006 compared to $36.8 million in the first fiscal six months of 2005. The decrease was primarily the result of lower average borrowings during the first fiscal six months of 2006 and the redemption at maturity of our 7.875% Senior Notes during the second fiscal quarter of 2006.

        Provision for Income Taxes. The effective income tax rate was 53.0% for the first fiscal six months of 2006 and 38.0% for the first fiscal six months of 2005. The difference was primarily driven by the net tax effects associated with the sale of the Polo Jeans Company business and the litigation settlement. Without the effects of the Polo Jeans Company sale and litigation settlement, the effective tax rate for the first fiscal six months of 2006 was 37.5%.

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

        Net Income and Earnings Per Share. Net income was $62.5 million in the first fiscal six months of 2006, a decrease of $79.3 million from the net income of $141.8 million earned in the first fiscal six months of 2005. Diluted earnings per share for the first fiscal six months of 2006 was $0.55 compared to $1.17 for the first fiscal six months of 2005, on 5.7% fewer shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal capital requirements have been to fund acquisitions, pay dividends, working capital needs, capital expenditures and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations and expansion. As of July 1, 2006, total cash and cash equivalents were $88.4 million, an increase of $53.5 million from the $34.9 million reported as of December 31, 2005.

        Operating activities provided $261.1 million and $152.1 million in the first fiscal six months of 2006 and 2005, respectively. The difference was primarily due to a decrease in accounts receivable in the current period compared to an increase in the prior period, primarily as a result of lower wholesale sales in the current period, including the effects of the sale of the Polo Jeans Company business.

        Investing activities provided $285.8 million and used $41.5 million in the first fiscal six months of 2006 and 2005, respectively. The increase in the current period was primarily due to cash received from the sale of the Polo Jeans Company business.

        Financing activities used $494.0 million in the first fiscal six months of 2006, primarily to redeem at maturity our outstanding 7.875% Senior Notes on June 15, 2006, to repay amounts outstanding under our Senior Credit Facilities, to repurchase our common stock and to pay dividends to our common shareholders.

        Financing activities used $119.8 million in the first fiscal six months of 2005. Borrowings under our Senior Credit Facilities were offset by repurchases of our common stock and the payment of dividends to our common shareholders.

        We repurchased $125.1 million of our common stock on the open market during the first fiscal six months of 2006 and $157.6 million during the first fiscal six months of 2005. As of July 1, 2006, a total of $1.2 billion had been expended under announced programs to acquire up to $1.4 billion of such shares. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition. Proceeds from the issuance of common stock to our employees exercising stock options amounted to $13.3 million and $8.9 million in the first fiscal six months of 2006 and 2005, respectively.

        At July 1, 2006, we had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.75 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for a $1.0 billion five-year revolving credit facility that expires in June 2009 and a $750.0 million five-year revolving credit facility that expires in May 2010. At July 1, 2006, $274.7 million was outstanding under the credit facility that expires in June 2009 (comprised solely of outstanding letters of credit), and no amounts were outstanding under the credit facility that expires in May 2010. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require us to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including

(subject to exceptions) limitations on our ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers and pay dividends.

        At July 1, 2006, we also had a C$10.0 million unsecured line of credit in Canada, under which C$0.2 million of letters of credit were outstanding.

        On July 19, 2006, Moody's lowered our senior long term debt rating to Baa3 from Baa2. The rating remains under review for a further possible downgrade. A further downgrade of our debt rating by Moody's or a downgrade of our debt rating by Standard & Poor's could increase the interest rates charged under our Senior Credit Facilities and could impact our ability to access capital markets in the future.

        On July 26, 2006, we announced that the Board of Directors had declared a quarterly cash dividend of $[0.12] per share to all common stockholders of record as of August 11, 2006 for payment on August 25, 2006.

        We have two joint ventures with HCL Technologies Limited to provide us with computer consulting, programming and associated support services. As of July 1, 2006, we have committed to purchase $5.25 million in services from these joint venture companies through June 30, 2007.

        We also have a joint venture with Sutton Developments Pty. Ltd. ("Sutton") to operate retail locations in Australia. We have unconditionally guaranteed up to $7.0 million of borrowings under the joint venture's uncommitted credit facility and up to $0.4 million of presettlement risk associated with foreign exchange transactions. Sutton is required to reimburse us for 50% of any payments made under these guarantees. At July 1, 2006, the outstanding balance subject to these guarantees was approximately $0.7 million.

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

        The primary interest rate exposures on floating rate financing arrangements are with respect to United States and Canadian short-term interest rates. We had approximately $1.75 billion in variable rate credit facilities at July 1, 2006.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

        We are in the process of implementing SAP, an enterprise resource planning ("ERP") system, throughout Jones Apparel Group, Inc. and our consolidated subsidiaries. SAP will integrate our operational and financial systems and expand the functionality of our financial reporting processes. During the second half of 2006, we expect to begin the implementation phase, which we expect to roll out to all locations over a multi-year period. As the phased roll out occurs, we will experience changes in internal control over financial reporting each quarter. We believe that we are adequately controlling the transition to the new processes and controls and that there should be no negative impact to our internal control environment. We expect this ERP system to further advance our control environment by automating manual processes, improving management visibility and standardizing processes as its full capabilities are utilized.

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

Item 1A. Risk Factors

        Our board of directors is exploring possible strategic alternatives concerning the Company. There can be no assurance that any such transaction will occur. The opportunity to pursue such a transaction and the terms of any such transaction will depend, in part, on factors that are beyond our control, including market conditions and the outlook for our business.

Item 4. Submission of Matters to a Vote of Security Holders

    The 2006 Annual Meeting of Stockholders was held on May 23, 2006. The proposals submitted to the vote of the stockholders and the results of the votes were as follows:

	For	Against	Withheld	Abstain	Broker Non-Votes
Election of Directors
Peter Boneparth	94,595,260	*	5,140,683	*	*
Sidney Kimmel	94,372,236	*	5,363,707	*	*
Howard Gittis	90,642,968	*	9,092,975	*	*
Anthony F. Scarpa	97,902,424	*	1,833,519	*	*
Matthew H. Kamens	93,500,941	*	6,235,002	*	*
J. Robert Kerrey	84,466,858	*	15,269,085	*	*
Ann N. Reese	95,267,058	*	4,468,885	*	*
Gerald C. Crotty	94,901,919	*	4,834,024	*	*
Lowell W. Robinson	97,902,876	*	1,833,067	*	*
Allen I. Questrom	97,654,009	*	2,081,934	*	*

Ratification of the selection of BDO Seidman, LLP as our independent registered public accountants for 2006	95,473,504	3,733,105	*	529,334	*

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
  uncertainties associated with the exploration of strategic alternatives for our business, including uncertainties as to the occurrence or terms of any such transaction;
  our ability to identify acquisition candidates and, in an increasingly competitive environment for such acquisitions, acquire such businesses on reasonable financial and other terms;
  the integration of the organizations and operations of any acquired businesses into our existing organization and operations;
  our reliance on independent foreign manufacturers;
  changes in the costs of raw materials, labor, advertising and transportation;
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

JONES APPAREL GROUP, INC.
(Registrant)

Date: July 28, 2006	By /s/ Peter Boneparth PETER BONEPARTH Chief Executive Officer By /s/ Efthimios P. Sotos EFTHIMIOS P. SOTOS Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32[o]	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________
* Filed herewith.
o Furnished herewith.