Form 10-Q
period 2006-09-30
JONES APPAREL GROUP INC
filed 2006-10-27
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 1-10746

JONES APPAREL GROUP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	06-0935166 (I.R.S. Employer Identification No.)
1411 Broadway New York, New York (Address of principal executive offices)	10018 (Zip Code)

(212) 642-3860
(Registrant's telephone number, including area code)

250 Rittenhouse Circle
Bristol, Pennsylvania  19007
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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock $.01 par value	Outstanding at October 26, 2006 110,252,592

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in millions except per share data)

	September 30, 2006	October 1, 2005	December 31, 2005
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 34.3	$ 29.4	$ 34.9
Accounts receivable	572.3	649.1	458.4
Inventories	676.2	731.0	650.0
Deferred taxes	49.6	56.9	52.5
Prepaid expenses and other current assets	84.2	82.6	88.5

TOTAL CURRENT ASSETS	1,416.6	1,549.0	1,284.3
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $486.4, $453.8 and $472.2	366.8	306.2	312.1
GOODWILL	1,740.5	2,098.2	2,097.3
OTHER INTANGIBLES, at cost, less accumulated amortization	823.2	829.2	827.5
OTHER ASSETS	51.2	56.5	56.6

	$ 4,398.3	$ 4,839.1	$ 4,577.8

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$ 191.2	$ 378.5	$ 129.5
Current portion of long-term debt and capital lease obligations	4.0	227.9	227.8
Accounts payable	285.7	268.2	256.5
Income taxes payable	64.1	63.4	54.2
Accrued employee compensation	52.7	54.7	50.9
Accrued expenses and other current liabilities	120.1	131.0	117.6

TOTAL CURRENT LIABILITIES	717.8	1,123.7	836.5

NONCURRENT LIABILITIES:
Long-term debt	752.8	752.6	752.6
Obligations under capital leases	36.9	37.9	37.2
Deferred taxes	194.7	175.7	175.9
Other	122.5	95.5	109.2

TOTAL NONCURRENT LIABILITIES	1,106.9	1,061.7	1,074.9

TOTAL LIABILITIES	1,824.7	2,185.4	1,911.4

COMMITMENTS AND CONTINGENCIES	-	-	-
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-	-	-
Common stock, $.01 par value - shares authorized 200.0; issued 152.7, 151.2 and 151.4	1.5	1.5	1.5
Additional paid-in capital	1,301.6	1,261.8	1,269.4
Retained earnings	2,511.0	2,384.4	2,426.2
Accumulated other comprehensive loss	(4.4)	(5.7)	(6.5)
Treasury stock, 42.5, 34.2 and 35.5 shares, at cost	(1,236.1)	(988.3)	(1,024.2)

TOTAL STOCKHOLDERS' EQUITY	2,573.6	2,653.7	2,666.4

	$ 4,398.3	$ 4,839.1	$ 4,577.8

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Income (Unaudited)
(All amounts in millions except per share data)

	Fiscal Quarter Ended		Fiscal Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net sales	$ 1,221.6	$ 1,312.6	$ 3,481.5	$ 3,813.0
Licensing income (net)	14.4	14.9	35.9	40.2
Service income	5.0	-	12.9	-

Total revenues	1,241.0	1,327.5	3,530.3	3,853.2
Cost of goods sold	795.0	866.1	2,227.7	2,458.5

Gross profit	446.0	461.4	1,302.6	1,394.7
Selling, general and administrative expenses	334.1	321.8	990.2	991.3
Loss on sale of Polo Jeans Company business	-	-	45.1	-

Operating income	111.9	139.6	267.3	403.4
Interest income	0.5	0.1	3.3	0.9
Interest expense and financing costs	(12.7)	(19.6)	(42.8)	(57.3)
Equity in earnings of unconsolidated affiliates	1.1	1.0	2.9	2.8

Income before provision for income taxes	100.8	121.1	230.7	349.8
Provision for income taxes	37.8	44.3	107.1	131.2

Income before cumulative effect of change in accounting principle	63.0	76.8	123.6	218.6
Cumulative effect of change in accounting for share-based payments, net of tax	-	-	1.9	-

Net income	$ 63.0	$ 76.8	$ 125.5	$ 218.6

Earnings per share
Basic
Income before cumulative effect of change in accounting principle	$0.57	$0.66	$1.11	$1.84
Cumulative effect of change in accounting for share-based payments, net of tax	-	-	0.01	-

Basic earnings per share	$0.57	$0.66	$1.12	$1.84

Diluted
Income before cumulative effect of change in accounting principle	$0.56	$0.65	$1.09	$1.82
Cumulative effect of change in accounting for share-based payments, net of tax	-	-	0.01	-

Basic earnings per share	$0.56	$0.65	$1.10	$1.82

Weighted average common shares and share equivalents outstanding
Basic	110.5	116.5	111.7	118.9
Diluted	112.4	117.6	113.8	120.2
Dividends declared per share	$0.12	$0.12	$0.36	$0.32

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)
(All amounts in millions except per share data)

	Number of common shares outstanding	Total stock- holders' equity	Common stock	Additional paid-in capital	Retained earnings	Accumu- lated other compre- hensive income (loss)	Treasury stock
Balance, January 1, 2005	122.2	$ 2,653.9	$ 1.5	$ 1,236.4	$ 2,204.2	$ 0.8	$ (789.0)
Fiscal nine months ended October 1, 2005:
Comprehensive income:
Net income	-	218.6	-	-	218.6	-	-
Change in fair value of cash flow hedges, net of $1.5 tax	-	(2.2)	-	-	-	(2.2)	-
Reclassification adjustment for hedge gains and losses included in net income, net of $1.4 tax	-	(2.1)	-	-	-	(2.1)	-
Foreign currency translation adjustments	-	(2.2)	-	-	-	(2.2)	-

Total comprehensive income		212.1

Issuance of restricted stock to employees, net of forfeitures	0.7	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	13.8	-	13.8	-	-	-
Exercise of employee stock options	0.4	10.5	-	10.5	-	-	-
Excess tax benefits from share-based payment arrangements	-	1.1	-	1.1	-	-	-
Dividends on common stock ($0.32 per share)	-	(38.4)	-	-	(38.4)	-	-
Treasury stock acquired	(6.3)	(199.3)	-	-	-	-	(199.3)

Balance, October 1, 2005	117.0	$ 2,653.7	$ 1.5	$ 1,261.8	$ 2,384.4	$ (5.7)	$ (988.3)

Balance, January 1, 2006	115.9	$ 2,666.4	$ 1.5	$ 1,269.4	$ 2,426.2	$ (6.5)	$ (1,024.2)
Fiscal nine months ended September 30, 2006:
Comprehensive income:
Net income	-	125.5	-	-	125.5	-	-
Change in fair value of cash flow hedges, net of $0.8 tax	-	1.0	-	-	-	1.0	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.7 tax	-	(1.2)	-	-	-	(1.2)	-
Foreign currency translation adjustments	-	2.3	-	-	-	2.3	-

Total comprehensive income		127.6

Issuance of restricted stock to employees, net of forfeitures	0.5	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	13.7	-	13.7	-	-	-
Exercise of employee stock options	0.8	19.3	-	19.3	-	-	-
Excess tax benefits from share-based payment arrangements	-	2.3	-	2.3	-	-	-
Dividends on common stock ($0.36 per share)	-	(40.7)	-	-	(40.7)	-	-
Cumulative effect of change in accounting for share-based payments	-	(3.1)	-	(3.1)	-	-	-
Treasury stock acquired	(7.0)	(211.9)	-	-	-	-	(211.9)

Balance, September 30, 2006	110.2	$ 2,573.6	$ 1.5	$ 1,301.6	$ 2,511.0	$ (4.4)	$ (1,236.1)

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(All amounts in millions)

	Fiscal Nine Months Ended
	September 30, 2006	October 1, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 125.5	$ 218.6

Adjustments to reconcile net income to net cash provided by operating activities, net of sale of Polo Jeans Company business:
Loss on sale of Polo Jeans Company business	45.1	-
Cumulative effect of change in accounting for share-based payments	(3.1)	-
Depreciation and amortization	77.3	76.9
Equity in earnings of unconsolidated affiliates	(2.9)	(2.8)
Dividends received from unconsolidated affiliates	-	1.3
Provision for losses on accounts receivable	0.8	0.5
Deferred taxes	20.2	37.4
Other	1.6	5.8
Changes in operating assets and liabilities:
Accounts receivable	(114.2)	(200.7)
Inventories	(55.5)	(66.3)
Prepaid expenses and other current assets	12.8	(5.0)
Other assets	2.4	3.7
Accounts payable	29.0	8.3
Income taxes payable	9.9	33.3
Accrued expenses and other current liabilities	6.0	(10.0)
Other liabilities	6.3	0.6

Total adjustments	35.7	(117.0)

Net cash provided by operating activities	161.2	101.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of Polo Jeans Company business	350.6	-
Capital expenditures	(115.4)	(60.6)
Payments relating to acquisition of Barneys	-	(4.1)
Payments relating to acquisition of Maxwell	-	(0.1)
Acquisition of intangibles	-	(0.1)
Capital contributions to unconsolidated affiliates	-	(0.7)
Other	0.1	0.6

Net cash provided by (used in) investing activities	235.3	(65.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under credit facilities	61.7	309.2
Redemption at maturity of 7.875% Senior Notes	(225.0)	-
Redemption at maturity of 8.375% Senior Notes	-	(129.6)
Principal payments on capital leases	(3.2)	(3.4)
Debt issuance costs	-	(0.5)
Purchases of treasury stock	(211.9)	(199.3)
Dividends paid	(40.7)	(38.4)
Proceeds from exercise of employee stock options	19.3	10.5
Excess tax benefits from share-based payment arrangements	2.3	-

Net cash used in financing activities	(397.5)	(51.5)

EFFECT OF EXCHANGE RATES ON CASH	0.4	(0.7)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(0.6)	(15.6)
CASH AND CASH EQUIVALENTS, BEGINNING	34.9	45.0

CASH AND CASH EQUIVALENTS, ENDING	$ 34.3	$ 29.4

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

        Long-lived assets included in the sale include $2.0 million of net property, plant and equipment and $5.5 million of unamortized long-term prepaid marketing expenses. Net sales for the Polo Jeans Company business, which are reported under the wholesale better apparel segment, were $78.4 million for the fiscal quarter ended October 1, 2005 and $24.6 million and $236.1 million for the fiscal nine months ended September 30, 2006 and October 1, 2005, respectively.

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

        Both the share-based employee compensation cost included in the determination of net income as reported and the share-based employee compensation cost that would have been included in the determination of net income if the fair value based method had been applied to all awards, as well as the resulting pro forma net income and earnings per share using the fair value approach, are presented in the following table. These pro forma amounts may not be representative of future disclosures, since the fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. At September 30, 2006, total compensation cost related to unvested awards not yet recognized was $25.4 million, which is expected to be amortized over a weighted-average period of approximately 21.5 months.

	Fiscal Quarter Ended		Fiscal Nine Months Ended
(In millions except per share data)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net income - as reported	$ 63.0	$ 76.8	$ 125.5	$ 218.6
Add: stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	2.8	2.7	8.6	8.6
Deduct: stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value-based method had been applied to all awards	(2.8)	(3.2)	(8.6)	(10.1)

Net income - pro forma	$ 63.0	$ 76.3	$ 125.5	$ 217.1

Basic earnings per share
As reported	$0.57	$0.66	$1.12	$1.84
Pro forma	$0.57	$0.66	$1.12	$1.83
Diluted earnings per share
As reported	$0.56	$0.65	$1.10	$1.82
Pro forma	$0.56	$0.65	$1.10	$1.81

EARNINGS PER SHARE

        The computation of basic and diluted earnings per share is as follows:

	Fiscal Quarter Ended		Fiscal Nine Months Ended
(In millions except per share amounts)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Basic
Net income	$ 63.0	$ 76.8	$ 125.5	$ 218.6
Weighted average common shares outstanding	110.5	116.5	111.7	118.9

Basic earnings per share	$0.57	$0.66	$1.12	$1.84

Diluted
Net income	$ 63.0	$ 76.8	$ 125.5	$ 218.6

Weighted average common shares outstanding	110.5	116.5	111.7	118.9
Effect of dilutive securities:
Employee stock options and restricted stock	1.9	1.1	2.1	1.3

Weighted average common shares and share equivalents outstanding	112.4	117.6	113.8	120.2

Diluted earnings per share	$0.56	$0.65	$1.10	$1.82

ACCOUNTS RECEIVABLE

        Accounts receivable consist of the following:

(In millions)	September 30, 2006	October 1, 2005	December 31, 2005
Trade accounts receivable	$ 569.3	$ 663.9	$ 459.1
Credit card receivable	45.3	38.4	40.5
Allowances for doubtful accounts, returns, discounts and co-op advertising	(42.3)	(53.2)	(41.2)

	$ 572.3	$ 649.1	$ 458.4

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

        On May 15, 2006, we announced the closing of our Secaucus, New Jersey warehouse to reduce excess capacity. In connection with the closing, we incurred $2.7 million of one-time termination benefits and associated employee costs for 211 employees and accrued $1.6 million for cleanup costs and rent payments through December 31, 2006. These expenses are reported as selling, general and administrative expenses in the wholesale better apparel segment. The restructuring was substantially completed in September 2006.

        On May 30, 2006, we announced the closing of our Stein Mart leased shoe departments, effective early January 2007. In connection with the closing, we expect to incur $1.2 million of one-time termination benefits and associated employee costs for an estimated 550 employees, which is being accrued straight-line over the period between the announcement and the projected closing date. Of this amount, $0.7 million was reported as a selling, general and administrative expense in the retail segment during the fiscal nine months ended September 30, 2006.

        On September 12, 2006, we announced the closing of certain El Paso, Texas and Mexican operations related to the decision by Polo to discontinue the Polo Jeans Company product line (the "manufacturing restructuring"), which we produced for Polo subsequent to the sale of the Polo Jeans Company business to Polo in February 2006. In connection with the El Paso closing, we expect to incur $3.6 million of one-time termination benefits and associated employee costs for an estimated 111 employees. Of this amount, $0.4 million was reported as a selling, general and administrative expense and $0.1 was reported as a cost of sales in the wholesale moderate apparel segment during the fiscal quarter ended September 30, 2006, and the remaining $3.1 million will be accrued on a straight-line basis over the period each employee is required to render service to receive the benefit. In connection with the Mexican closing, we expect to incur $4.0 million of one-time termination benefits and associated employee costs for an estimated 1,562 employees. During the quarter ended September 30, 2006, we paid $0.3 million to 262 employees, which was recorded as a cost of sales in the wholesale moderate apparel segment; the remaining $3.7 million (for an estimated 1,300 employees) we expect to record in the quarter ended December 31, 2006. We are currently evaluating the related property, plant and equipment for impairment and cleanup costs; any resulting charges will be recorded during the quarter ended December 31, 2006. The closings will be substantially completed by the end of March 2007.

        The accrual of restructuring costs and liabilities, of which $3.9 million is included in accrued expenses and other current liabilities and $1.3 million is included in other noncurrent liabilities, is as follows:

(In millions)	Severance and other employee costs	Closing and consolidation of facilities	Denim restructuring	Manufacturing restructuring	Total
Balance, January 1, 2005	$ 6.5	$ 18.1	$ -	$ -	$ 24.6
Net additions (reversals)	(0.7)	(6.5)	9.0	-	1.8
Payments and reductions	(5.6)	(8.3)	(5.4)	-	(19.3)

Balance, October 1, 2005	$ 0.2	$ 3.3	$ 3.6	$ -	$ 7.1

Balance, January 1, 2006	$ 3.4	$ 2.1	$ 2.5	$ -	$ 8.0
Net additions (reversals)	3.9	1.6	(0.5)	0.8	5.8
Payments and reductions	(5.7)	(0.8)	(1.8)	(0.3)	(8.6)

Balance, September 30, 2006	$ 1.6	$ 2.9	$ 0.2	$ 0.5	$ 5.2

        Estimated severance payments and other employee costs of $1.6 million accrued at September 30, 2006 relate to one-time termination benefits for 562 employees at locations to be closed and continuing benefits for employees previously terminated. Employee groups affected (totaling an estimated 1,020 employees) include retail, administrative, warehouse and management personnel at locations closed.

        The $0.7 million reversal in the fiscal nine months ended October 1, 2005 represents $0.6 million of adjustments related to severance accruals for the Kasper and Maxwell acquisitions, which were recorded as reductions of goodwill, and $0.1 million related to the closing of the Mexican and El Paso production facilities, which was recorded as a reduction of selling, general and administrative expenses in the moderate wholesale apparel segment.

        During the fiscal nine months ended September 30, 2006 and October 1, 2005, $5.7 million and $5.6 million, respectively, of the reserve was utilized (relating to partial or full severance and related costs for 293 and 137 employees, respectively).

        The $2.9 million accrued at September 30, 2006 for the consolidation of facilities relates to expected costs to be incurred, including lease obligations, for closing certain acquired facilities in connection with consolidating their operations into our other existing facilities. The $1.6 million addition in the fiscal nine months ended September 30, 2006 relates to cleanup costs and remaining rent payments for the Secaucus facility through December 31, 2006. The $6.5 million reversal in the fiscal nine months ended October 1, 2005 includes a $1.2 million adjustment related to the closing of an acquired Maxwell facility and a $5.0 million adjustment related to the closing of a Kasper facility, both of which were recorded as reductions of goodwill, and a $0.3 million reduction related to the final settlement of a previously recorded lease liability for a North Carolina facility, which was recorded as a reduction of selling, general and administrative expenses in the wholesale better apparel segment.

        The details of the denim restructuring accruals are as follows:

(In millions)	One-time termination benefits	Contract termination costs	Other associated costs	Total denim restructuring
Balance, January 1, 2005	$ -	$ -	$ -	$ -
Additions	5.3	2.6	1.1	9.0
Payments and reductions	(4.7)	(0.2)	(0.5)	(5.4)

Balance, October 1, 2005	$ 0.6	$ 2.4	$ 0.6	$ 3.6

Balance, January 1, 2006	$ 0.4	$ 1.6	$ 0.5	$ 2.5
Reversals	(0.2)	(0.3)	-	(0.5)
Payments and reductions	(0.2)	(1.3)	(0.3)	(1.8)

Balance, September 30, 2006	$ -	$ -	$ 0.2	$ 0.2

        During the fiscal nine months ended September 30, 2006, we settled all outstanding lease commitments for facilities we closed, resulting in a $0.3 million reversal, of which $0.2 million and $0.1 million was recorded as a reduction of cost of sales and selling, general and administrative expenses, respectively, in the wholesale moderate apparel segment. During the fiscal nine months ended September 30, 2006, $0.2 million of the termination benefits reserve was utilized (relating to costs for 18 employees) and $0.2 million of the accrual was reversed to cost of sales in the wholesale moderate apparel segment.

        Our plans have not been finalized in all areas, and additional restructuring costs may result as we continue to evaluate and assess the impact of duplicate responsibilities, warehouses and office locations. We do not expect any final adjustments to be material. Any additional costs will be charged to operations in the period in which they occur.

STATEMENT OF CASH FLOWS

Fiscal Nine Months Ended: (In millions)	September 30, 2006	October 1, 2005
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 35.7	$ 51.6
Net income tax payments	74.2	56.4

Supplemental disclosures of non-cash investing and financing activities:
Equipment acquired through capital lease financing	3.9	0.5
Restricted stock issued to employees	18.6	24.6

Details of acquisitions
Fair value of assets acquired	$ -	$ 4.2
Liabilities assumed	-	-

Cash paid for acquisitions	-	4.2
Cash acquired in acquisitions	-	-

Net cash paid for acquisitions	$ -	$ 4.2

INVENTORIES

        Inventories are summarized as follows (in millions):

	September 30, 2006	October 1, 2005	December 31, 2005
Raw materials	$ 12.1	$ 18.0	$ 16.6
Work in process	18.1	26.3	17.7
Finished goods	646.0	686.7	615.7

	$ 676.2	$ 731.0	$ 650.0

SEGMENT INFORMATION

        We identify operating segments based on, among other things, the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operations are comprised of four reportable segments: wholesale better apparel, wholesale moderate apparel, wholesale footwear and accessories, and retail. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores, the retail segment includes operations by our own stores, and income and expenses related to trademarks, licenses and general corporate functions are reported under "other and eliminations." We define segment profit as operating income before net interest expense, equity in earnings of unconsolidated affiliates and income taxes. Summarized below are our revenues and income by reportable segment for the fiscal quarters and nine month periods ended September 30, 2006 and October 1, 2005.

(In millions)	Wholesale Better Apparel	Wholesale Moderate Apparel	Wholesale Footwear & Accessories	Retail	Licensing, Other & Eliminations	Consolidated
For the fiscal quarter ended September 30, 2006
Revenues from external customers	$ 320.7	$ 287.4	$ 260.0	$ 357.8	$ 15.1	$ 1,241.0
Intersegment revenues	41.9	0.9	16.0	-	(58.8)	-

Total revenues	362.6	288.3	276.0	357.8	(43.7)	1,241.0

Segment income	$ 48.8	$ 20.4	$ 36.7	$ 15.0	$ (9.0)	111.9

Net interest expense						(12.2)
Equity in earnings of unconsolidated affiliates						1.1

Income before provision for income taxes						$ 100.8

For the fiscal quarter ended October 1, 2005
Revenues from external customers	$ 396.7	$ 337.8	$ 262.2	$ 315.9	$ 14.9	$ 1,327.5
Intersegment revenues	41.7	1.1	9.6	-	(52.4)	-

Total revenues	438.4	338.9	271.8	315.9	(37.5)	1,327.5

Segment income	$ 62.6	$ 12.2	$ 48.5	$ 23.6	$ (7.3)	139.6

Net interest expense						(19.5)
Equity in earnings of unconsolidated affiliates						1.0

Income before provision for income taxes						$ 121.1

For the fiscal nine months ended September 30, 2006
Revenues from external customers	$ 887.7	$ 887.4	$ 691.1	$ 1,026.2	$ 37.9	$ 3,530.3
Intersegment revenues	112.7	3.0	38.5	-	(154.2)	-

Total revenues	1,000.4	890.4	729.6	1,026.2	(116.3)	3,530.3

Segment income	$ 135.6	$ 84.4	$ 75.3	$ 52.6	$ (35.5)	312.4

Loss on sale of Polo Jeans Company business						(45.1)
Net interest expense						(39.5)
Equity in earnings of unconsolidated affiliates						2.9

Income before provision for income taxes						$ 230.7

For the fiscal nine months ended October 1, 2005
Revenues from external customers	$ 1,125.9	$ 999.4	$ 748.7	$ 939.1	$ 40.1	$ 3,853.2
Intersegment revenues	114.6	4.0	30.6	-	(149.2)	-

Total revenues	1,240.5	1,003.4	779.3	939.1	(109.1)	3,853.2

Segment income	$ 160.2	$ 80.8	$ 115.4	$ 73.5	$ (26.5)	403.4

Net interest expense						(56.4)
Equity in earnings of unconsolidated affiliates						2.8

Income before provision for income taxes						$ 349.8

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

        We are exposed to market risk related to changes in foreign currency exchange rates. We have assets and liabilities denominated in certain foreign currencies and purchase products from foreign suppliers who require payment in funds other than the U.S. Dollar. At September 30, 2006, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total of US $26.0 million through December 31, 2007, US $36.0 million for Euros through October 2007 and US $1.0 million for British Pounds through September 2007.

        We recorded amortization of net gains resulting from the termination of interest rate swaps and locks of $2.3 million and $5.2 million during the fiscal nine months ended September 30, 2006 and October 1, 2005, respectively, as a reduction of interest expense. We reclassified $0.4 million and $1.7 million of net losses from foreign currency exchange contracts to cost of sales during the fiscal nine months ended September 30, 2006 and October 1, 2005, respectively. There has been no material ineffectiveness related to our foreign currency exchange contracts as the instruments are designed to be highly effective in offsetting losses and gains on transactions being hedged. If foreign currency exchange rates do not change from their September 30, 2006 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months will not be material. The actual amounts that will be reclassified to earnings over the next 12 months could vary, however, as a result of changes in market conditions.

PENSION PLANS

Components of Net Periodic Benefit Cost

	Fiscal Quarter Ended		Fiscal Nine Months Ended
(In millions)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Interest cost	$ 0.5	$ 0.5	$ 1.6	$ 1.6
Expected return on plan assets	(0.4)	(0.4)	(1.4)	(1.4)
Settlements	0.7	-	0.7	-
Amortization of net loss	0.2	0.3	0.7	0.8

Net periodic benefit cost	$ 1.0	$ 0.4	$ 1.6	$ 1.0

Employer Contributions

        As of September 30, 2006, we have made contributions of $4.3 million to our defined benefit pension plans. We do not anticipate making any additional contributions during 2006.

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

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on our results of operations or our financial position.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)," which requires a business entity to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires a business entity to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. As our defined benefit pension plans are currently underfunded and benefits are either frozen or increase only though interest credits, the adoption of SFAS No. 158 will not have a material impact on our results of operations or our financial position.

SUBSEQUENT EVENT

        On October 12, 2006, Mosaic Fashions hf ("Mosaic") completed its acquisition of United Kingdom retailer Rubicon Retail Limited ("Rubicon"). As a result of our sale of Nine West's United Kingdom operations in January 2001, we obtained warrants to purchase stock in Rubicon. These warrants were exercisable only upon a change of control of Rubicon (including a public offering of Rubicon's shares) and, therefore, had no ascertainable value prior to Mosaic's acquisition of Rubicon. Upon this acquisition, we exercised these outstanding warrants and Mosaic purchased the resulting shares. As a result, we will record a gain of $17.7 million in the fiscal quarter ended December 31, 2006.

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

Condensed Consolidating Balance Sheets
(In millions)

	September 30, 2006				December 31, 2005
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 13.7	$ 20.6	$ -	$ 34.3	$ 20.3	$ 14.6	$ -	$ 34.9
Accounts receivable - net	263.4	308.9	-	572.3	178.8	279.6	-	458.4
Inventories	325.6	358.2	(7.6)	676.2	282.4	374.6	(7.0)	650.0
Prepaid and refundable income taxes	1.6	6.6	(8.2)	-	1.5	6.5	(8.0)	-
Deferred taxes	21.5	28.1	-	49.6	17.7	35.6	(0.8)	52.5
Prepaid expenses and other current assets	39.6	44.6	-	84.2	45.7	42.8	-	88.5

TOTAL CURRENT ASSETS	665.4	767.0	(15.8)	1,416.6	546.4	753.7	(15.8)	1,284.3

Property, plant and equipment - net	143.4	223.4	-	366.8	133.6	178.5	-	312.1
Due from affiliates	74.3	758.8	(833.1)	-	63.5	624.8	(688.3)	-
Goodwill	1,456.2	284.3	-	1,740.5	1,784.3	313.0	-	2,097.3
Other intangibles - net	166.8	656.4	-	823.2	166.8	660.7	-	827.5
Investments in subsidiaries	2,348.3	-	(2,348.3)	-	2,205.2	-	(2,205.2)	-
Other assets	29.3	23.6	(1.7)	51.2	30.7	27.4	(1.5)	56.6

	$ 4,883.7	$ 2,713.5	$ (3,198.9)	$ 4,398.3	$ 4,930.5	$ 2,558.1	$ (2,910.8)	$ 4,577.8

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$ 191.2	$ -	$ -	$ 191.2	$ 129.5	$ -	$ -	$ 129.5
Current portion of long-term debt and capital lease obligations	1.4	2.6	-	4.0	226.6	1.2	-	227.8
Accounts payable	126.6	159.1	-	285.7	118.4	138.1	-	256.5
Income taxes payable	70.5	15.4	(21.8)	64.1	54.9	17.8	(18.5)	54.2
Deferred taxes	-	-	-	-	0.9	-	(0.9)	-
Accrued expenses and other current liabilities	97.9	74.9	-	172.8	78.5	90.0	-	168.5

TOTAL CURRENT LIABILITIES	487.6	252.0	(21.8)	717.8	608.8	247.1	(19.4)	836.5

NONCURRENT LIABILITIES:
Long-term debt	749.3	3.5	-	752.8	749.2	3.4	-	752.6
Obligations under capital leases	11.5	25.4	-	36.9	12.5	24.7	-	37.2
Deferred taxes	9.1	175.4	10.2	194.7	10.7	158.0	7.2	175.9
Due to affiliates	758.8	74.3	(833.1)	-	624.8	63.5	(688.3)	-
Other	44.1	78.4	-	122.5	38.0	71.2	-	109.2

TOTAL NONCURRENT LIABILITIES	1,572.8	357.0	(822.9)	1,106.9	1,435.2	320.8	(681.1)	1,074.9

TOTAL LIABILITIES	2,060.4	609.0	(844.7)	1,824.7	2,044.0	567.9	(700.5)	1,911.4

STOCKHOLDERS' EQUITY:
Common stock and additional paid-in capital	1,303.1	1,589.7	(1,589.7)	1,303.1	1,270.9	1,631.1	(1,631.1)	1,270.9
Retained earnings	2,760.7	512.9	(762.6)	2,511.0	2,646.3	360.0	(580.1)	2,426.2
Accumulated other comprehensive income (loss)	(4.4)	1.9	(1.9)	(4.4)	(6.5)	(0.9)	0.9	(6.5)
Treasury stock	(1,236.1)	-	-	(1,236.1)	(1,024.2)	-	-	(1,024.2)

TOTAL STOCKHOLDERS' EQUITY	2,823.3	2,104.5	(2,354.2)	2,573.6	2,886.5	1,990.2	(2,210.3)	2,666.4

	$ 4,883.7	$ 2,713.5	$ (3,198.9)	$ 4,398.3	$ 4,930.5	$ 2,558.1	$ (2,910.8)	$ 4,577.8

Condensed Consolidating Statements of Income
(In millions)

	Fiscal Quarter Ended September 30, 2006				Fiscal Quarter Ended October 1, 2005
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
Net sales	$ 624.2	$ 616.9	$ (19.5)	$ 1,221.6	$ 617.5	$ 793.9	$ (98.8)	$ 1,312.6
Licensing income (net)	-	14.4	-	14.4	-	14.9	-	14.9
Service income	-	5.0	-	5.0	-	-	-	-

Total revenues	624.2	636.3	(19.5)	1,241.0	617.5	808.8	(98.8)	1,327.5
Cost of goods sold	390.8	419.3	(15.1)	795.0	382.7	498.0	(14.6)	866.1

Gross profit	233.4	217.0	(4.4)	446.0	234.8	310.8	(84.2)	461.4
Selling, general and administrative expenses	212.6	125.1	(3.6)	334.1	191.9	217.0	(87.1)	321.8

Operating income	20.8	91.9	(0.8)	111.9	42.9	93.8	2.9	139.6
Net interest (expense) income and financing costs	(15.1)	2.9	-	(12.2)	(21.1)	1.6	-	(19.5)
Equity in earnings of unconsolidated affiliates	0.1	0.8	0.2	1.1	0.2	0.3	0.5	1.0

Income before provision for income taxes and equity in earnings of subsidiaries	5.8	95.6	(0.6)	100.8	22.0	95.7	3.4	121.1
Provision for income taxes	3.9	33.8	0.1	37.8	9.7	34.9	(0.3)	44.3
Equity in earnings of subsidiaries	61.9	-	(61.9)	-	63.2	-	(63.2)	-

Net income	$ 63.8	$ 61.8	$ (62.6)	$ 63.0	$ 75.5	$ 60.8	$ (59.5)	$ 76.8

	Fiscal Nine Months Ended September 30, 2006				Fiscal Nine Months Ended October 1, 2005
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
Net sales	$ 1,745.6	$ 1,788.9	$ (53.0)	$ 3,481.5	$ 1,800.0	$ 2,151.8	$ (138.8)	$ 3,813.0
Licensing income (net)	-	35.9	-	35.9	-	40.2	-	40.2
Service income	-	12.9	-	12.9	-	-	-	-

Total revenues	1,745.6	1,837.7	(53.0)	3,530.3	1,800.0	2,192.0	(138.8)	3,853.2
Cost of goods sold	1,066.0	1,202.0	(40.3)	2,227.7	1,093.5	1,406.9	(41.9)	2,458.5

Gross profit	679.6	635.7	(12.7)	1,302.6	706.5	785.1	(96.9)	1,394.7
Selling, general and administrative expenses	626.7	373.0	(9.5)	990.2	579.3	502.6	(90.6)	991.3
Loss on sale of Polo Jeans Company business	22.8	22.3	-	45.1	-	-	-	-

Operating income	30.1	240.4	(3.2)	267.3	127.2	282.5	(6.3)	403.4
Net interest (expense) income and financing costs	(47.3)	7.8	-	(39.5)	(59.9)	3.5	-	(56.4)
Equity in earnings of unconsolidated affiliates	0.4	2.8	(0.3)	2.9	0.4	1.2	1.2	2.8

Income (loss) before provision for income taxes and equity in earnings of subsidiaries	(16.8)	251.0	(3.5)	230.7	67.7	287.2	(5.1)	349.8
Provision for income taxes	10.6	97.0	(0.5)	107.1	30.6	103.4	(2.8)	131.2
Equity in earnings of subsidiaries	180.5	-	(180.5)	-	182.4	-	(182.4)	-

Income before cumulative effect of change in accounting principle	153.1	154.0	(183.5)	123.6	219.5	183.8	(184.7)	218.6
Cumulative effect of change in accounting for share-based payments, net of tax	1.9	-	-	1.9	-	-	-	-

Net income	$ 155.0	$ 154.0	$ (183.5)	$ 125.5	$ 219.5	$ 183.8	$ (184.7)	$ 218.6

Condensed Consolidating Statements of Cash Flows
(In millions)

	Fiscal Nine Months Ended September 30, 2006				Fiscal Nine Months Ended October 1, 2005
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
Net cash provided by operating activities	$ 84.5	$ 77.7	$ (1.0)	$ 161.2	$ 83.1	$ 18.5	$ -	$ 101.6

Cash flows from investing activities:
Net proceeds from sale of Polo Jeans Company business	344.1	6.5	-	350.6	-	-	-	-
Capital expenditures	(39.7)	(75.7)	-	(115.4)	(28.0)	(32.6)	-	(60.6)
Payments relating to acquisitions	-	-	-	-	(4.2)	-	-	(4.2)
Other (net)	0.1	-	-	0.1	0.1	(0.3)	-	(0.2)

Net cash provided by (used in) investing activities	304.5	(69.2)	-	235.3	(32.1)	(32.9)	-	(65.0)

Cash flows from financing activities:
Net borrowings under credit facilities	61.7	-	-	61.7	309.2	-	-	309.2
Redemption at maturity of Senior Notes	(225.0)	-	-	(225.0)	(129.6)	-	-	(129.6)
Debt issuance costs	-	-	-	-	(0.5)	-	-	(0.5)
Principal payments on capital leases	(1.3)	(1.9)	-	(3.2)	(2.2)	(1.2)	-	(3.4)
Purchases of treasury stock	(211.9)	-	-	(211.9)	(199.3)	-	-	(199.3)
Dividends paid	(40.7)	(1.0)	1.0	(40.7)	(38.4)	-	-	(38.4)
Proceeds from exercise of employee stock options	19.3	-	-	19.3	10.5	-	-	10.5
Excess tax benefits from share-based payment arrangements	2.3	-	-	2.3	-	-	-	-

Net cash used in financing activities	(395.6)	(2.9)	1.0	(397.5)	(50.3)	(1.2)	-	(51.5)

Effect of exchange rates on cash	-	0.4	-	0.4	-	(0.7)	-	(0.7)

Net increase (decrease) in cash and cash equivalents	(6.6)	6.0	-	(0.6)	0.7	(16.3)	-	(15.6)
Cash and cash equivalents, beginning	20.3	14.6	-	34.9	12.3	32.7	-	45.0

Cash and cash equivalents, ending	$ 13.7	$ 20.6	$ -	$ 34.3	$ 13.0	$ 16.4	$ -	$ 29.4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion provides information and analysis of our results of operations for the 13 and 39 week periods ended September 30, 2006 (hereinafter referred to as the "third fiscal quarter of 2006" and the "first fiscal nine months of 2006," respectively) and the 13 and 39 week periods ended October 1, 2005 (hereinafter referred to as the "third fiscal quarter of 2005"and the "first fiscal nine months of 2005," respectively), and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

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

        During the first fiscal nine months of 2006, the following significant events took place:

  in February 2006, we settled the litigation with Polo and sold the Polo Jeans Company business to Polo;
  in March 2006, we opened a new Barneys New York flagship store in Boston, Massachusetts;
  in May 2006, we announced the closing of our Stein Mart leased shoe departments, effective mid-January 2007, in May 2006, we announced the closing of our Secaucus, New Jersey warehouse;
  in September 2006, we opened a new Barneys New York flagship store in Dallas, Texas; and
  in September 2006, we announced the closing of certain El Paso and Mexican production facilities due to Polo's discontinuance of the Polo Jeans Company product line which we produced for Polo subsequent to the sale of the Polo Jeans Company business.

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

        Long-lived assets included in the sale included $2.0 million of net property, plant and equipment and $5.5 million of unamortized long-term prepaid marketing expenses. Net sales for the Polo Jeans Company business, which are reported under the wholesale better apparel segment, were $78.4 million for the fiscal quarter ended October 1, 2005 and $24.6 million and $236.1 million for the fiscal nine months ended September 30, 2006 and October 1, 2005, respectively.

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

        The reviews have been completed, and we estimate that the implementation and execution of the initiatives underway will be substantially completed by mid-2008. We are targeting annual savings of approximately $100 million once all the initiatives have been implemented. The costs associated with the review and the ultimate capital expenditures and execution expenses (including severance and fees) related to the initiatives that are derived are expected to fall in a range of $85 million to $95 million. As of September 30, 2006, we have spent a total of $54.1 million.

Restructuring

        On May 15, 2006, we announced the closing of our Secaucus, New Jersey warehouse to reduce excess capacity. In connection with the closing, we incurred $2.7 million of one-time termination benefits and associated employee costs for 211 employees and accrued $1.6 million for cleanup costs and rent payments through December 31, 2006. These expenses are reported as selling, general and administrative expenses in the wholesale better apparel segment. The restructuring was substantially completed in September 2006.

        On May 30, 2006, we announced the closing of our Stein Mart leased shoe departments, effective early January 2007. In connection with the closing, we expect to incur $1.2 million of one-time termination benefits and associated employee costs for an estimated 550 employees, which is being accrued straight-line over the period between the announcement and the projected closing date. Of this amount, $0.7 million was reported as a selling, general and administrative expense in the retail segment during the first fiscal nine months of 2006.

        On September 12, 2006, we announced the closing of certain El Paso, Texas and Mexican operations related to the decision by Polo to discontinue the Polo Jeans Company product line, which we produced for Polo subsequent to the sale of the Polo Jeans Company business to Polo in February 2006. In connection with the El Paso closing, we expect to incur $3.6 million of one-time termination benefits and associated employee costs for an estimated 111 employees. Of this amount, $0.4 million was reported as a selling, general and administrative expense and $0.1 was reported as a cost of sales in the wholesale moderate apparel segment during the fiscal quarter ended September 30, 2006, and the remaining $3.1 million will be accrued on a straight-line basis over the period each employee is required to render service to receive the benefit. In connection with the Mexican closing, we expect to incur $4.0 million of one-time termination benefits and associated employee costs for an estimated 1,562 employees. During the quarter ended September 30, 2006, we paid $0.3 million to 262 employees, which was recorded as a cost of sales in the wholesale moderate apparel segment; the remaining $3.7 million (for an estimated 1,300 employees) we expect to record in the quarter ended December 31, 2006. We are currently evaluating the related property, plant and equipment for impairment and cleanup costs; any resulting charges will be recorded during the quarter ended December 31, 2006. The closings will be substantially completed by the end of March 2007.

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

RESULTS OF OPERATIONS

        Statements of Income Stated in Dollars and as a Percentage of Total Revenues

(In millions)	Fiscal Quarter Ended				Fiscal Nine Months Ended
	September 30, 2006		October 1, 2005		September 30, 2006		October 1, 2005
Net sales	$ 1,221.6	98.4%	$ 1,312.6	98.9%	$ 3,481.5	98.6%	$ 3,813.0	99.0%
Licensing income (net)	14.4	1.2%	14.9	1.1%	35.9	1.0%	40.2	1.0%
Service income	5.0	0.4%	-	-	12.9	0.4%	-	-

Total revenues	1,241.0	100.0%	1,327.5	100.0%	3,530.3	100.0%	3,853.2	100.0%
Cost of goods sold	795.0	64.1%	866.1	65.2%	2,227.7	63.1%	2,458.5	63.8%

Gross profit	446.0	35.9%	461.4	34.8%	1,302.6	36.9%	1,394.7	36.2%
Selling, general and administrative expenses	334.1	26.9%	321.8	24.2%	990.2	28.0%	991.3	25.7%
Loss on sale of Polo Jeans Company business	-	-	-	-	45.1	1.3%	-	-

Operating income	111.9	9.0%	139.6	10.5%	267.3	7.6%	403.4	10.5%
Net interest expense	(12.2)	(1.0%)	(19.5)	(1.5%)	(39.5)	(1.1%)	(56.4)	(1.5%)
Equity in earnings of unconsolidated affiliates	1.1	0.1%	1.0	0.1%	2.9	0.1%	2.8	0.1%

Income before provision for income taxes	100.8	8.1%	121.1	9.1%	230.7	6.5%	349.8	9.1%
Provision for income taxes	37.8	3.0%	44.3	3.3%	107.1	3.0%	131.2	3.4%

Income before cumulative effect of change in accounting principle	63.0	5.1%	76.8	5.8%	123.6	3.5%	218.6	5.7%
Cumulative effect of change in accounting for share-based payments, net of tax	-	-	-	-	1.9	0.1%	-	-

Net income	$ 63.0	5.1%	$ 76.8	5.8%	$ 125.5	3.6%	$ 218.6	5.7%

Percentage totals may not add due to rounding.

Fiscal Quarter Ended September 30, 2006 Compared to Fiscal Quarter Ended October 1, 2005

        Revenues.  Total revenues for the third fiscal quarter of 2006 were $1.24 billion compared to $1.33 billion for the third fiscal quarter of 2005, a decrease of 6.5%.

        Revenues by segment were as follows:

(In millions)	Third Fiscal Quarter of 2006	Third Fiscal Quarter of 2005	Increase/ (Decrease)	Percent Change
Wholesale better apparel	$ 320.7	$ 396.7	$(76.0)	(19.2%)
Wholesale moderate apparel	287.4	337.8	(50.4)	(14.9%)
Wholesale footwear and accessories	260.0	262.2	(2.2)	(0.8%)
Retail	357.8	315.9	41.9	13.3%
Other	15.1	14.9	0.2	1.3%

Total revenues	$ 1,241.0	$ 1,327.5	$ (86.5)	(6.5%)

        Wholesale better apparel revenues decreased primarily due to the sale of the Polo Jeans Company business ($77.7 million of the decrease) and the discontinuance of our Easy Spirit apparel line. Decreases in shipments of our Jones New York Sport and Jones New York Signature product lines were offset by increased shipments of our Anne Klein and Nine West apparel product lines.

        Wholesale moderate apparel revenues decreased primarily due to decreased shipments of our Nine & Co., Norton McNaughton, Bandolino and Joneswear product lines (primarily to J.C. Penney Company, Inc., Sears Holding

Corporation and Kohl's Corporation) and the discontinuance of the A|Line, C.L.O.T.H.E.S., Joneswear Jeans and Latina product lines (primarily sold at J.C. Penney Company, Inc. and Sears Holding Corporation locations). These decreases were partially offset by increased shipments of our Gloria Vanderbilt and Rena Rowan product lines and shipments of the new private label Duckhead product line.

        Wholesale footwear and accessories revenues decreased due to decreased shipments of our Nine West accessory and costume jewelry product lines and our Enzo Angiolini footwear product line (primarily to Federated Department Stores Inc. and Dillard's Inc.) as well as the discontinuance of the Bandolino, l.e.i. and licensed Tommy Hilfiger costume jewelry product lines, partially offset by increased shipments of our Anne Klein and Circa Joan & David footwear product lines.

        Retail revenues increased due to both new store openings and an 8.4% increase in comparable store sales. We began the third fiscal quarter of 2006 with 1,072 retail locations and had a net increase of 36 locations during the quarter to end the quarter with 1,108 locations.

        Revenues for the third fiscal quarter of 2006 also include $5.0 million of service fees charged to Polo under a short-term transition service agreement entered into with Polo at the time of the sale of the Polo Jeans Company business. These revenues are based on contractual monthly and per-unit fees as set forth in the agreement. Of this amount, $3.2 million was recorded in the wholesale better apparel segment, $1.0 million was recorded in the wholesale moderate apparel segment and $0.8 million was recorded in the licensing and other segment.

        Gross Profit. The gross profit margin increased to 35.9% in the third fiscal quarter of 2006 compared to 34.8% in the third fiscal quarter of 2005.

        Wholesale better apparel gross profit margins were 35.8% and 34.3% for the third fiscal quarters of 2006 and 2005, respectively. The increase was due to lower levels of sales to off-price retailers and lower levels of air freight partially offset by reduced sales of higher-margin Polo Jeans Company products as a result of the sale of the Polo Jeans Company business.

        Wholesale moderate apparel gross profit margins were 21.9% and 19.2% for the third fiscal quarters of 2006 and 2005, respectively. The increase was a result of lower levels of sales to off-price retailers and improved margins in our l.e.i. product line, partially offset by higher levels of air freight.

        Wholesale footwear and accessories gross profit margins were 28.9% and 32.5% for the third fiscal quarters of 2006 and 2005, respectively. The decrease was a result of lower net sales in the higher-margin wholesale jewelry business, higher levels of air freight and sales to off-price retailers and writedowns of excess inventory in our direct selling jewelry and accessory business.

        Retail gross profit margins were 48.4% and 49.4% for the third fiscal quarters of 2006 and 2005, respectively. The decrease was the result of a higher level of promotional activity in our footwear and accessories stores, liquidation of inventory in the Stein Mart locations and increased sales in our lower-margin Barneys stores in the current period.

        Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses of $334.1 million in the third fiscal quarter of 2006 represented an increase of $12.3 million from the $321.8 million reported for the third fiscal quarter of 2005. The increase is primarily due to employee termination and restructuring costs resulting from the strategic review, the opening of new retail stores and higher sample and design costs for footwear products, offset by reductions due to the sale of the Polo Jeans Company business and headcount reductions as a result of the strategic review. SG&A expenses for the third fiscal quarter of 2005 included one-time gains of $5.1 million in the wholesale better apparel segment as a result of a recovery of unauthorized markdown allowances from Saks Incorporated (relating to sales made by Kasper prior to the date of acquisition) and $5.2 million in the retail segment from a landlord repurchase of a retail store operating lease, offset by $1.7 million related to the denim restructuring in the wholesale moderate apparel segment.

        Operating Income. The resulting operating income for the third fiscal quarter of 2006 of $111.9 million decreased $27.7 million from the $139.6 million for the third fiscal quarter of 2005, due to the factors described above.

        Net Interest Expense. Net interest expense was $12.2 million in the third fiscal quarter of 2006 compared to $19.5 million in the third fiscal quarter of 2005. The decrease was primarily the result of lower average borrowings and the redemption at maturity of our 7.875% Senior Notes in June 2006.

        Provision for Income Taxes. The effective income tax rate was 37.5% for the third fiscal quarter of 2006 and 36.6% for the third fiscal quarter of 2005. The difference was primarily driven by an increase in the state and local effective tax rate.

        Net Income and Earnings Per Share. Net income was $63.0 million in the third fiscal quarter of 2006, a decrease of $13.8 million from the net income of $76.8 million earned in the third fiscal quarter of 2005. Diluted earnings per share for the third fiscal quarter of 2006 was $0.56 compared to $0.65 for the third fiscal quarter of 2005, on 4.4% fewer shares outstanding.

Fiscal Nine Months Ended September 30, 2006 Compared to Fiscal Nine Months Ended October 1, 2005

        Revenues. Total revenues for the first fiscal nine months of 2006 were $3.53 billion compared to $3.85 billion for the first fiscal nine months of 2005, a decrease of 8.4%.

        Revenues by segment were as follows:

(In millions)	First Fiscal Nine Months of 2006	First Fiscal Nine Months of 2005	Increase/ (Decrease)	Percent Change
Wholesale better apparel	$ 887.7	$ 1,125.9	$ (238.2)	(21.2%)
Wholesale moderate apparel	887.4	999.4	(112.0)	(11.2%)
Wholesale footwear and accessories	691.1	748.7	(57.6)	(7.7%)
Retail	1,026.2	939.1	87.1	9.3%
Other	37.9	40.1	(2.2)	(5.5%)

Total revenues	$ 3,530.3	$ 3,853.2	$ (322.9)	(8.4%)

        Wholesale better apparel revenues decreased primarily due to the sale of the Polo Jeans Company business ($211.5 million of the decrease) and the discontinuance of our Easy Spirit apparel line. Decreases in shipments of our Jones New York Sport, Jones New York Signature, Kasper and Albert Nipon product lines were partially offset by increased shipments of our Nine West and Anne Klein apparel product lines.

        Wholesale moderate apparel revenues decreased primarily due to decreased shipments of our l.e.i., Nine & Co., Norton McNaughton, Bandolino, Energie, Joneswear and Erika product lines (primarily to J.C. Penney Company, Inc., Sears Holding Corporation and Kohl's Corporation) and the discontinuance of our A|Line, Joneswear Jeans, C.L.O.T.H.E.S. and Latina product lines (primarily sold at J.C. Penney Company, Inc. and Sears Holding Corporation locations). These decreases were partially offset by increased shipments of our Gloria Vanderbilt and GLO product lines and increased shipments of private label products, including the new Duckhead product line.

        Wholesale footwear and accessories revenues decreased due to decreased shipments of our Nine West accessory and costume jewelry product lines and our Enzo Angiolini and Easy Spirit footwear product lines (primarily to Federated Department Stores Inc. and Dillard's Inc.) as well as the discontinuance of the Bandolino, l.e.i. and licensed Tommy Hilfiger costume jewelry product lines, partially offset by increased shipments of our Anne Klein and Circa Joan & David footwear product lines.

        Retail revenues increased due to both new store openings and a 5.0% increase in comparable store sales. We began the first fiscal nine months of 2006 with 1,086 retail locations and had a net increase of 22 locations during the period to end the period with 1,108 locations.

        Revenues for the first fiscal nine months of 2006 also include $12.9 million of service fees charged to Polo under a short-term transition service agreement entered into with Polo at the time of the sale of the Polo Jeans Company business. These revenues are based on contractual monthly and per-unit fees as set forth in the agreement. Of this amount, $8.5 million was recorded in the wholesale better apparel segment, $2.4 million was recorded in the wholesale moderate apparel segment and $2.0 million was recorded in the licensing and other segment.

        Gross Profit. The gross profit margin increased to 36.9% in the first fiscal nine months of 2006 compared to 36.2% in the first fiscal nine months of 2005.

        Wholesale better apparel gross profit margins were 37.6% and 35.6% for the first fiscal nine months of 2006 and 2005, respectively. The increase was due to lower levels of sales to off-price retailers partially offset by reduced sales of higher-margin Polo Jeans Company products as a result of the sale of the Polo Jeans Company business.

        Wholesale moderate apparel gross profit margins were 23.8% and 23.7% for the first fiscal nine months of 2006 and 2005, respectively. Increased margins in our Gloria Vanderbilt product line were offset by higher levels of sales to off-price retailers, higher levels of air freight and excess capacity in our Mexican manufacturing operations.

        Wholesale footwear and accessories gross profit margins were 29.6% and 31.6% for the first fiscal nine months of 2006 and 2005, respectively. The decrease was a result of lower net sales in the higher-margin wholesale jewelry business, higher levels of air freight and sales to off-price retailers, markdowns related to the discontinuance of the licensed Tommy Hilfiger jewelry line in the current period and writedowns of excess inventory in our direct selling jewelry and accessory business.

        Retail gross profit margins were 49.2% and 50.3% for the first fiscal nine months of 2006 and 2005, respectively. The decrease was the result of a higher level of promotional activity in our footwear and accessories stores and increased sales in our lower-margin Barneys stores in the current period.

        Selling, General and Administrative Expenses. SG&A expenses of $990.2 million in the first fiscal nine months of 2006 represented a decrease of $1.1 million from the $991.3 million reported for the first fiscal nine months of 2005. The decrease is primarily due to the sale of the Polo Jeans Company business, headcount reductions as a result of the strategic review and lower levels of advertising in the current period, offset by increased expenses resulting from the opening of new retail stores, $4.3 million recorded in the wholesale better apparel segment in the current period related to the closing of the Secaucus warehouse and $10.0 million recorded in the current period in the wholesale footwear and accessories segment related to the termination of a former executive officer and the settlement of litigation concerning a license agreement. SG&A expenses for the first fiscal nine months of 2006 also included $2.6 million in the retail segment and $0.9 million recorded in the licensing, other and eliminations segment related to the termination of the former executive officer. SG&A expenses for the first fiscal nine months of 2005 included approximately $3.1 million recorded in the wholesale better apparel segment as the result of an arbitration award to a former employee and $1.7 million related to the denim restructuring in the wholesale moderate apparel segment, offset by one-time gains of $5.1 million in the wholesale better apparel segment as a result of a recovery of unauthorized markdown allowances from Saks Incorporated (relating to sales made by Kasper prior to the date of acquisition) and $5.2 million in the retail segment from a landlord repurchase of a retail store operating lease.

        Operating Income. The resulting operating income for the first fiscal nine months of 2006 of $267.3 million decreased $136.1 million from the $403.4 million for the first fiscal nine months of 2005, due to the factors described above and the loss on the sale of the Polo Jeans Company business.

        Net Interest Expense. Net interest expense was $39.5 million in the first fiscal nine months of 2006 compared to $56.4 million in the first fiscal nine months of 2005. The decrease was primarily the result of lower average borrowings during the first fiscal nine months of 2006 and the redemption at maturity of our 7.875% Senior Notes in June 2006.

        Provision for Income Taxes. The effective income tax rate was 46.3% for the first fiscal nine months of 2006 and 37.5% for the first fiscal nine months of 2005. The difference was primarily driven by the net tax effects associated with the sale of the Polo Jeans Company business and the litigation settlement. Without the effects of the Polo Jeans Company sale and litigation settlement, the effective tax rate for the first fiscal nine months of 2006 was 37.5%.

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

        Net Income and Earnings Per Share. Net income was $125.5 million in the first fiscal nine months of 2006, a decrease of $93.1 million from the net income of $218.6 million earned in the first fiscal nine months of 2005. Diluted earnings per share for the first fiscal nine months of 2006 was $1.10 compared to $1.82 for the first fiscal nine months of 2005, on 5.3% fewer shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal capital requirements have been to fund acquisitions, pay dividends, working capital needs, capital expenditures and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations and expansion. As of September 30, 2006, total cash and cash equivalents were $34.3 million, a decrease of $0.6 million from the $34.9 million reported as of December 31, 2005.

        Operating activities provided $161.2 million and $101.6 million in the first fiscal nine months of 2006 and 2005, respectively. The difference was primarily due to a smaller increase in accounts receivable in the current period compared to the prior period, primarily as a result of lower wholesale sales in the current period, including the effects of the sale of the Polo Jeans Company business, a higher increase in accounts payable in the current period compared to the prior period, primarily as a result of the timing of inventory receipts in our wholesale footwear business, and a smaller increase in taxes payable in the current period compared to the prior period, primarily as a result of lower estimated federal tax payments in the prior period resulting from tax deductions arising from the Barneys acquisition.

        Investing activities provided $235.3 million and used $65.0 million in the first fiscal nine months of 2006 and 2005, respectively. The increase in the current period was primarily due to cash received from the sale of the Polo Jeans Company business, offset by higher capital expenditures (primarily related to new retail stores).

        Financing activities used $397.5 million in the first fiscal nine months of 2006, primarily to redeem at maturity our $225.0 million outstanding 7.875% Senior Notes on June 15, 2006, to repay amounts outstanding under our Senior Credit Facilities, to repurchase our common stock and to pay dividends to our common shareholders.

        Financing activities used $51.5 million in the first fiscal nine months of 2005. Borrowings under our Senior Credit Facilities were offset by repurchases of our common stock, the payment of dividends to our common shareholders and the redemption at maturity of our $129.6 million outstanding 8.375% Senior Notes due 2005 on August 15, 2005.

        We repurchased $211.9 million of our common stock on the open market during the first fiscal nine months of 2006 and $199.3 million during the first fiscal nine months of 2005. As of September 30, 2006, a total of $1.3 billion had been expended under announced programs to acquire up to $1.4 billion of such shares. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition. Proceeds from the issuance of common stock to our employees exercising stock options amounted to $19.3 million and $10.5 million in the first fiscal nine months of 2006 and 2005, respectively.

        At September 30, 2006, we had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.75 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for a $1.0 billion five-year revolving credit facility that expires in June 2009 and a $750.0 million five-year revolving credit facility that expires in May 2010. At September 30, 2006, $456.1 million was outstanding under the credit facility that expires in June 2009 (comprised of $191.2 million in cash borrowings and $264.9 million of outstanding letters of credit), and no amounts were outstanding under the credit facility that expires in May 2010. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require us to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on our ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers and pay dividends.

        At September 30, 2006, we also had a C$10.0 million unsecured line of credit in Canada, under which C$0.2 million of letters of credit were outstanding.

        On July 19, 2006, Moody's lowered our senior long term debt rating to Baa3 from Baa2. On July 28, 2006, Standard & Poor's lowered our corporate credit rating to BBB- from BBB. At the time of these respective downgrades, we remained under review by both rating agencies. On October 16, 2006, Moody's completed its review, confirming their Baa3 rating and assigning us a stable outlook. Standard & Poor's is continuing its review. These downgrades will increase the margin over the floating interest rate charged under our Senior Credit Facilities and could impact our cost of accessing the capital markets in the future.

        On October 25, 2006, we announced that the Board of Directors had declared a quarterly cash dividend of $0.14 per share to all common stockholders of record as of November 17, 2006 for payment on December 1, 2006.

        We have two joint ventures with HCL Technologies Limited to provide us with computer consulting, programming and associated support services. As of September 30, 2006, we have committed to purchase $1.0 million in services from these joint venture companies through June 30, 2007.

        We also have a joint venture with Sutton Developments Pty. Ltd. ("Sutton") to operate retail locations in Australia. We have unconditionally guaranteed up to $7.0 million of borrowings under the joint venture's uncommitted credit facility and up to $0.4 million of presettlement risk associated with foreign exchange transactions. Sutton is required to reimburse us for 50% of any payments made under these guarantees. At September 30, 2006, the outstanding balance subject to these guarantees was approximately $0.7 million.

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

        The primary interest rate exposures on floating rate financing arrangements are with respect to United States and Canadian short-term interest rates. We had approximately $1.75 billion in variable rate credit facilities at September 30, 2006.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that both our disclosure controls and procedures and our internal controls and procedures are effective in allowing timely decisions by management regarding disclosure of material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

        We are in the process of implementing SAP, an enterprise resource planning ("ERP") system, throughout Jones Apparel Group, Inc. and our consolidated subsidiaries. SAP will integrate our operational and financial systems and expand the functionality of our financial reporting processes. During the fourth quarter of 2006, we expect to begin the implementation phase, which we expect to roll out to all locations over a multi-year period. As the phased roll out occurs, we will experience changes in internal control over financial reporting each quarter. We believe that we are adequately controlling the transition to the new processes and controls and that there should be no negative impact to our internal control environment. We expect this ERP system to further advance our control environment by automating manual processes, improving management visibility and standardizing processes as its full capabilities are utilized.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        The following table sets forth the repurchases of our common stock for the fiscal quarter ended September 30, 2006.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2, 2006 to July 29, 2006	-	-	-	$181,037,215
July 30, 2006 to August 26, 2006	1,310,000	$30.14	1,310,000	$141,547,582
August 27, 2006 to September 30, 2006	1,500,000	$31.50	1,500,000	$94,299,742
Total	2,810,000	$30.87	2,810,000	$94,299,742

        These repurchases were made under a program announced on February 15, 2006 for $250.0 million. This program has no expiration date.

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

JONES APPAREL GROUP, INC.
(Registrant)

Date: October 27, 2006	By /s/ Peter Boneparth PETER BONEPARTH Chief Executive Officer By /s/ Efthimios P. Sotos EFTHIMIOS P. SOTOS Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32[o]	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________
* Filed herewith.
o Furnished herewith.