Form 10-K
period 2006-12-31
JONES APPAREL GROUP INC
filed 2007-02-26
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission file number 1-10746

JONES APPAREL GROUP, INC.
 (Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	06-0935166 (I.R.S. Employer Identification No.)

1411 Broadway New York, New York (Address of principal executive offices)	10018 (Zip Code)

Registrant's telephone number, including area code: (212) 642-3860

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.01 par value	Name of each exchange on which registered New York Stock Exchange, Inc.

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

        The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the registrant's common stock as reported on the New York Stock Exchange composite tape on July 1, 2006, was approximately $3,530,470,908.

        As of February 23, 2007, 108,490,339 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:

Document	Part
Those portions of the registrant's proxy statement for the registrant's 2007 Annual Meeting of Stockholders (the "Proxy Statement") that are specifically identified herein as incorporated by reference into this Form 10-K.	III

DEFINITIONS

        As used in this Report, unless the context requires otherwise, "our," "us" and "we" means Jones Apparel Group, Inc. and consolidated subsidiaries, "Sun" means Sun Apparel, Inc., "Nine West Group" means Nine West Group Inc., "Nine West" means Nine West Footwear Corporation, "Victoria" means Victoria + Co Ltd., "Judith Jack" means Judith Jack, LLC, "McNaughton" means McNaughton Apparel Group Inc., "Gloria Vanderbilt" means Gloria Vanderbilt Apparel Corp., "l.e.i." means R.S.V. Sport, Inc. and its related companies, "Kasper" means Kasper, Ltd., "Maxwell" means Maxwell Shoe Company Inc. (acquired July 8, 2004), "Barneys" means Barneys New York, Inc. (acquired December 20, 2004), "FASB" means the Financial Accounting Standards Board, "SFAS" means Statement of Financial Accounting Standards and "SEC" means the United States Securities and Exchange Commission.

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
  consolidation of our retail customers;
  financial difficulties encountered by our customers;
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

PART I

ITEM 1. BUSINESS

General

        Jones Apparel Group, Inc., a Fortune 500 company, is a leading designer, marketer and wholesaler of branded apparel, footwear and accessories. We also market directly to consumers through our chain of specialty retail and value-based stores, and we operate the Barneys New York chain of luxury stores. Our nationally recognized brands include Jones New York, Nine West, Anne Klein, Gloria Vanderbilt, Kasper, Bandolino, Easy Spirit, Evan-Picone, Norton McNaughton, Erika, l.e.i., Energie, Enzo Angiolini, Joan & David, Mootsies Tootsies, Sam & Libby, Napier, Judith Jack, Albert Nipon, Le Suit and Barneys New York. We also market costume jewelry under the Givenchy brand licensed from Givenchy Corporation and footwear under the Dockers Women brand licensed from Levi Strauss & Co. Each brand is differentiated by its own distinctive styling, pricing strategy, distribution channel and target consumer. We contract for the manufacture of our products through a worldwide network of quality manufacturers. We have capitalized on our nationally known brand names by entering into various licenses for several of our trademarks, including Jones New York, Evan-Picone, Anne Klein New York, Nine West, Gloria Vanderbilt and l.e.i., with select manufacturers of women's and men's products which we do not manufacture. For more than 30 years, we have built a reputation for excellence in product quality and value, and in operational execution.

Sale of Polo Jeans Company Business

        On January 22, 2006, we entered into a Stock Purchase Agreement with Polo Ralph Lauren Corporation ("Polo") and certain of its subsidiaries with respect to the sale to Polo of all outstanding stock of Sun. We also entered into a settlement and release agreement with Polo to settle litigation between the respective parties, including our former President, upon closing. The transactions closed on February 3, 2006. Sun's assets and liabilities on the closing date primarily related to the Polo Jeans Company business, which Sun operated under long-term license and design agreements entered into with Polo in 1995. We retained distribution and product development facilities in El Paso, Texas, along with certain working capital items, including accounts receivable and accounts payable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Wholesale Better Apparel

        Our brands cover a broad array of categories for the women's markets. Within those brands, various product classifications include career and casual sportswear, jeanswear, dresses, suits, and a combination of all components termed lifestyle collection. Career and casual sportswear are marketed as individual items or groups of skirts, pants, shorts, jackets, blouses, sweaters and related accessories which, while sold as separates, are coordinated as to styles, color schemes and fabrics, and are designed to be worn together. New collections are introduced in the four principal selling seasons - Spring, Summer, Fall and Holiday. Each season is comprised of a series of individual items or groups which have systematically spaced shipment dates to ensure a fresh flow of goods to the retail floor. In addition, certain brands offer key item styles, which are less seasonal in nature, on a replenishment basis (which ship generally within three to five days from receipt of order).

        The following table summarizes selected aspects of the products sold under both our brands and licensed brands:

Group	Products	Label	Product Classification	Retail Price Points
Jones New York	Skirts, blouses, pants, jackets, sweaters, jeanswear, suits, dresses, casual tops, outerwear, shorts	Jones New York Jones New York Signature Jones New York Sport Jones Jeans Jones New York Dress Jones New York Suit	Collection Sportswear Lifestyle Casual Sportswear Casual Sportswear Dresses Suits	$29 - $457 $24 - $399 $15 - $199 $34 - $125 $83 - $274 $60 - $340
Nine West	Skirts, blouses, pants, jackets, sweaters, dresses, outerwear, shorts, casual tops	Nine West	Lifestyle	$20 - $325
Anne Klein	Skirts, blouses, pants, jackets, sweaters, vests, dresses, casual tops	Anne Klein New York AK Anne Klein AK Sport Anne Klein Dress Anne Klein Suit	Collection Sportswear Collection Sportswear Casual Sportswear Dresses Suits	$34 - $1,995 $21 - $329 $7 - $159 $79 - $344 $98 - $692
Other	Skirts, blouses, pants, jackets, sweaters, suits, dresses	Kasper Albert Nipon Evan-Picone Dress Le Suit	Suits, Dresses, Sportswear Suits Dresses Suits	$36 - $326 $259 - $692 $38 - $191 $30 - $240

Wholesale Moderate Apparel

        Our brands cover a broad array of categories for the women's, juniors and girls markets. Within those brands, various product classifications include career and casual sportswear, jeanswear, dresses, suits, and a combination of all components termed lifestyle collection. Career and casual sportswear are marketed as individual items or groups of skirts, pants, shorts, jackets, blouses, sweaters and related accessories which, while sold as separates, are coordinated as to styles, color schemes and fabrics, and are designed to be worn together. New collections are introduced in the four principal selling seasons - Spring, Summer, Fall and Holiday. Each season is comprised of a series of individual items or groups which have scheduled shipment dates to ensure a fresh flow of goods to the retail floor. In addition, certain brands offer key item styles, which are less seasonal in nature, on a replenishment basis (which ship generally within five days from receipt of order).

        The following table summarizes selected aspects of the products sold under our brands:

Group	Products	Label	Product Classification	Retail Price Points
Jones New York	Skirts, blouses, jackets, sweaters, casual tops	Jones Wear Jones Wear Jeans Jones & Co.	Collection Sportswear Casual Sportswear Casual Sportswear	$17 - $100
Nine West	Skirts, blouses, jackets, sweaters, casual tops	Nine & Company Bandolino	Lifestyle Casual Sportswear	$15 - $130
Gloria Vanderbilt	Skirts, blouses, shorts, jackets, sweaters, jeanswear, capris, casual tops	Gloria Vanderbilt	Lifestyle Casual Sportswear	$13 - $18
McNaughton	Skirts, blouses, jackets, sweaters, casual tops	Norton McNaughton	Collection Sportswear	$29 - $121
Other	Skirts, blouses, pants, jackets, sweaters, jeanswear, dresses, casual tops and bottoms	Evan-Picone Energie Erika l.e.i. Jeanstar A|Line A|Line Sport Pappagallo Rena Rowan GLO/GLO Girls W	Lifestyle Casual Sportswear Casual Sportswear Casual Sportswear Casual Sportswear Casual Sportswear Casual Sportswear Casual Sportswear Casual Sportswear Casual Sportswear Casual Sportswear	$6 - $116

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

Wholesale Footwear and Accessories

        Our wholesale footwear and accessories operations include the sale of both brand name and private label footwear, handbags, small leather goods and costume, semi-precious, sterling silver, and marcasite jewelry. The following table summarizes selected aspects of the products sold under both our brands and licensed brands:

Footwear
Retail Price Points
	Label	Product Classification	Shoes	Boots
Bridge	Joan & David Anne Klein New York	Contemporary Contemporary	$195 - $295 $145 - $295	--- $295 - $395
Better	Nine West Nine West Kids Enzo Angiolini AK Anne Klein Circa Joan & David Botique 58	Contemporary Children's Sophisticated Classics Modern Classics Sophisticated Classics Contemporary	$59 - $89 $25 -$49 $60 - $125 $69 - $85 $89 - $150 $87 - $125	$89 - $340 $45 - $59 $130 - $225 $119 - $189 $139 - $250 $125 - $285
Upper Moderate	Bandolino Easy Spirit	Modern Classics Comfort/Fit, Active, Sport/Casuals	$59 - $75 $59 - $85	$79 - $149 $69 - $165
Moderate	Nine & Company Westies Gloria Vanderbilt Mootsies Tootsies Mootsies Tootsies Kids Sam & Libby Sam & Libby Kids Dockers Women	Contemporary Contemporary Lifestyle Lifestyle Children's Contemporary Children's Lifestyle	$49 - $59 $30 - $55 $35 $30 - $45 $20 - $35 $40 - $55 $28 - $39 $30 - $60	$75 - $105 --- --- $45 - $60 --- $49 $45 $50 - $99

Accessories
	Label	Product Classification	Retail Price Points
Bridge	Judith Jack	Marcasite and Sterling Silver Jewelry	$48 - $1,950
Better	Jones New York Nine West Givenchy	Handbags Handbags, Small Leather Goods and Costume Jewelry Costume and Fashion Jewelry	$78 - $168 $18 - $120 $22 - $295
Upper Moderate	Bandolino	Handbags	$34 - $53
Moderate	Nine & Company Gloria Vanderbilt Napier	Handbags, Small Leather Goods and Costume Jewelry Handbags and Small Leather Goods Costume Jewelry	$12 - $44 $45 - $49 $15 - $75

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

        Specialty Retail Stores. At December 31, 2006, we operated a total of 411 specialty retail stores. These stores sell either footwear and accessories or apparel (or a combination of these products) primarily under their respective brand names. Our Nine West, Easy Spirit, Enzo Angiolini and Bandolino retail stores offer selections of exclusive products not marketed to our wholesale customers. Certain of our specialty retail stores also sell products licensed by us, including belts, legwear, outerwear, watches and sunglasses.

        The following table summarizes selected aspects of our specialty retail stores at December 31, 2006. Of these stores, 408 are located within the United States and three are located in Canada. In addition to the stores listed in the table, we participate in a joint venture that operates 36 specialty stores in Australia under the Nine West and Enzo Angiolini names.

			Retail Price Range				Average store size (sq. ft.)
	Number of locations	Brands offered	Shoes and Boots	Accessories	Apparel	Type of locations
Nine West	227	Primarily Nine West	$39 -$230	$5 - $550	$24 - $249	Upscale and regional malls and urban retail centers	1,616
Easy Spirit	111	Primarily Easy Spirit	$16 - $199	$3 - $120	$59 - $129	Upscale and regional malls and urban retail centers	1,385
Bandolino	51	Primarily Bandolino	$39 - $149	$6 - $79	$50 - $150	Urban retail locations and regional malls	1,400
Enzo Angiolini	9	Primarily Enzo Angiolini	$49 - $220	$6 - $190	$119 - $249	Upscale malls and urban retail centers	1,502
Anne Klein New York Accessories	8	Anne Klein New York	$50 - $395	$8 - $795	$550 - $1,200	Urban retail locations and regional malls	1,496
Apparel	5	Various	$50 - $140	$3 - $148	$30 - $750	Urban retail locations and regional malls	4,586

        Luxury stores. At December 31, 2006, we operated five Barneys New York flagship stores in prime retail locations in New York City, Beverly Hills, Chicago, Boston and Dallas. The flagship stores, which average 107,583 square feet, establish and promote Barneys New York as a leading specialty retailer of men's and women's fashion. These stores offer customers a wide variety of merchandise, including apparel, accessories, cosmetics and items for the home, catering to affluent, fashion-conscious customers. We also seek to ensure that the ambience of our flagship stores reflects the luxury and distinct style of the merchandise that we sell. The flagship stores in New York and Beverly Hills also include restaurants managed by third-party contractors.

        At December 31, 2006, we operated three Barneys New York regional stores in Manhasset, NY, Seattle, WA and Chestnut Hill, MA. The regional stores, which average 12,133 square feet, provide a limited selection of the merchandise offered in the flagship stores and cater to similar customers as our flagship stores in more localized markets.

        At December 31, 2006, we operated 12 Barneys New York CO-OP stores. These free-standing stores, which average 8,202 square feet, are an extension of the CO-OP departments in our flagship stores and focus on providing customers with a selection of high-end, contemporary, urban casual apparel and accessories, often at price points that are slightly lower than our non-CO-OP merchandise. CO-OP stores provide us with the opportunity to develop one of Barneys' fastest growing merchandise categories in a less capital intensive manner, relative to Barneys' other luxury stores. These stores give us the opportunity to enter new markets and expand in our existing markets, while broadening our client base by targeting the younger designer customer. In addition, since we will be attracting our Barneys customer earlier in their life cycle, we also believe this format can serve as the initial entree for the shopper who will ultimately develop into our regional and flagship store customer. Similar to our CO-OP departments, our CO-OP stores offer merchandise from established and emerging designers, as well as our Barneys brand.

        Outlet Stores. At December 31, 2006, we operated a total of 701 outlet stores. Our shoe stores focus on breadth of product line, as well as value pricing, and offer a distribution channel for our residual inventories. The majority of the shoe stores' merchandise consists of new production of current and proven prior season's styles, with the remainder of the merchandise consisting of discontinued styles from our specialty retail footwear stores and wholesale divisions. The apparel stores focus on breadth of product line, customer service and value pricing. In addition to our brand name merchandise, these stores also sell merchandise produced by our licensees. The Barneys New York outlet stores leverage the Barneys New York brand to reach a wider audience by providing a lower priced version of the sophistication, style and quality of the retail experience provided in the luxury stores and also provide a clearance vehicle for residual merchandise from the luxury stores.

        The following table summarizes selected aspects of our outlet stores at December 31, 2006. Of these stores, 679 are located within the United States and its territories and 22 are located in Canada. In addition to the stores listed in the table, we participate in a joint venture that operates seven outlet stores in Australia under the Nine West name.

	Number of locations	Brands offered	Type of locations	Average store size (sq. ft.)
Nine West	177	Primarily Nine West	Manufacturer outlet centers	2,851
Jones New York	148	Primarily Jones New York and Jones New York Sport	Manufacturer outlet centers	3,821
Easy Spirit	114	Primarily Easy Spirit	Manufacturer outlet centers	3,651
Stein Mart (leased footwear departments)[1]	102	All Company footwear brands	Strip centers	2,657
Kasper	84	Primarily Kasper	Manufacturer outlet centers	2,621
Anne Klein	45	Primarily Anne Klein	Manufacturer outlet centers	2,690
Treza/Jones New York Woman	14	Various Company apparel brands in plus sizes	Manufacturer outlet centers	2,884
Barneys New York	12	Various	Manufacturer outlet centers	6,931
Hot for Shoes	4	All Company footwear brands	Strip centers	7,074
Joan & David	1	Primarily Joan & David	Manufacturer outlet center	2,202

(1) We closed our Stein Mart leased shoe departments in January 2007.

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

        As a result of the acquisition of Maxwell, we obtained the exclusive license to produce and sell women's footwear under the Dockers Women trademark in the United States (including its territories and possessions) pursuant to an agreement with Levi Strauss & Co. The agreement, which expires in December 2008, provides for the payment by us of a percentage of net sales against guaranteed minimum royalty and advertising payments as set forth in the agreement.

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

        For most sportswear lines, we will develop several groups in a season. A group typically consists of an assortment of skirts, pants, jeans, shorts, jackets, blouses, sweaters, t-shirts and various accessories. We believe that we are able to reduce design risks because we often will not have started cutting fabrics until the first few weeks of a major selling season. Since different styles within a group often use the same fabric, we can redistribute styles and, in some cases, colors, to fit current market demand. We also have a key item replenishment program for certain lines which consists of core products that reflect little variation from season to season.

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

        We complement the designer merchandise in our luxury stores with a diverse selection of comparable quality Barneys branded merchandise, including ready-to-wear apparel, handbags, shoes, dress shirts, ties and sportswear. Barneys branded merchandise is manufactured by independent third parties according to our specifications. We are intensively involved in all aspects of the design and manufacture of this collection.

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

Manufacturing and Quality Control

Apparel

        Apparel sold by us is produced in accordance with our design, specification and production schedules through an extensive network of independent factories located in United States territories, Mexico, China and other locations throughout the world. Approximately 96% of our apparel products were manufactured outside the United States and Mexico, primarily in Asia, while approximately 4% were manufactured in the United States, its territories and Mexico during 2006. We source a portion of our products in Central and South America, enabling us to take advantage of shorter lead times than other offshore locations due to proximity. Sourcing in this region enables us to utilize current free-trade agreements, which provide that certain articles assembled abroad from United States components are exempt from United States duties on the value of these components.

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

        During 2006, approximately 96% of our footwear products were manufactured by independent footwear manufacturers located in Asia (primarily China), approximately 2% were manufactured by independently owned footwear manufacturers in Brazil and approximately 2% were manufactured by independently owned footwear manufacturers in Italy. Our handbags and small leather goods are sourced through our own buying office in China, which utilizes independent third party manufacturers located primarily in China. Products have historically been purchased from the Brazilian and Asian manufacturers in pre-set United States dollar prices, and therefore, we generally have not been adversely affected by fluctuations in exchange rates. We do not have contracts with any of our footwear, handbag or small leather goods manufacturers but, with respect to footwear imported from Brazil and China, we rely on established relationships with our Brazilian and Chinese manufacturers directly and through our independent buying agents. For footwear, quality control reviews are done on-site in the factories by our third-party buying agents primarily to ensure that material and component qualities and fit of the product are in accordance with our specifications. For accessories, quality control reviews are done on-site in the factories by our own locally-based inspection technicians. Our quality control program includes approval of prototypes, as well as approval of final production samples to ensure they meet our high standards.

        We believe that our relationships with our Brazilian and Chinese manufacturers provide us with a responsive and adequate source of supply of our products and, accordingly, give us a significant competitive advantage. We also believe that purchasing a significant percentage of our products through independent third-party manufacturers in China and Brazil allows us to maximize production flexibility while limiting our capital expenditures, work-in-process inventory and costs of managing a larger production work force. Because of the sophisticated manufacturing techniques of footwear manufacturers, individual production lines can be quickly changed from one style to another, and production of certain styles can be completed in as few as four hours, from uncut leather to boxed footwear.

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

        During 2006, our jewelry products were manufactured primarily by independently-owned jewelry manufacturers in Asia. We believe that the quality and cost of products manufactured by our suppliers provide us with the ability to remain competitive. Sourcing the majority of our products from third-party manufacturers enables us to better control costs and avoid significant capital expenditures, work in process inventory, and costs of managing a larger production workforce. Victoria's history as manufacturers gives them the requisite experience and knowledge to manage their vendors effectively.

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

        We have a vigorous factory-auditing program. During 2006, 1,284 audits were conducted (including 880 by independent auditors), including domestic and foreign factories for apparel, footwear, handbag and jewelry products. Our Compliance Auditing staff consists of 24 auditors based in six countries. Twenty-two staff members claim English as a second language, and almost all are multi-lingual and have at least a bachelor's degree from a four-year institution in the United States or abroad. In addition to our own staff, we retain several recognized, unaffiliated workplace compliance audit firms to conduct factory audits on our behalf and to report on such findings, including recommendations for remediation.

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

Marketing

        Our ten largest customer groups, principally department stores, accounted for approximately 47% of gross revenues in 2006. Federated Department Stores, Inc., our largest customer in 2006, accounted for 18% of our 2006 gross revenues.

        We believe that purchasing decisions are generally made independently by individual department stores within a commonly controlled group. There has been a trend, however, toward more centralized purchasing decisions. As such decisions become more centralized, the risk to us of such concentration increases. Furthermore, we believe a trend exists among our major customers to concentrate purchasing among a narrowing group of vendors. In the future, retailers may have financial problems or continue to consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could increase the concentration of our customers. We attempt to minimize our credit risk from our concentration of customers by closely monitoring accounts receivable balances and shipping levels and the ongoing financial performance and credit status of our customers.

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

       We have national advertising campaigns for the following brands:

  Jones New York Collection and Jones New York Signature (in fashion and lifestyle magazines),
  Nine West (footwear, apparel, handbags, jewelry and licensed products, primarily in fashion magazines),
  Bandolino (in fashion magazines),
  l.e.i. (in lifestyle and fashion magazines and radio),
  Anne Klein New York (in fashion magazines),
  Grane (in fashion magazines), and
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
Men's Dress Shirts (U.S.)
Men's Neckwear (Canada)
Men's Neckwear (U.S.)
Men's Sportswear, Sweaters, Knit Shirts, Woven Shirts, Finished Bottom Slacks and Outerwear
     (Canada)
Men's Tailored Clothing, Dress Shirts, Outerwear, Dress Slacks (Canada)
Men's Tailored Clothing, Formal Wear (U.S.)
Men's Topcoats, Outerwear (U.S.)
Men's Umbrellas, Rain Accessories (U.S.)
Men's and Women's Optical Eyewear (U.S., Canada, Argentina, Aruba, Australia, Bahamas,
     Barbados, Belize, Benelux, Bolivia, Chile, Colombia, Costa Rica, Cyprus, Denmark,
     Dominican Republic, Ecuador, El Salvador, Finland, French Guiana, Guatemala, Honduras,
     Ireland, Israel, Jamaica, Kuwait, Lebanon, Mexico, Netherlands Antilles, Nicaragua, Norway,
     Panama, Paraguay, Peru, Philippines, South Africa, Suriname, Sweden, Trinidad, Turkey,
     Uruguay, Venezuela)
Women's Costume Jewelry (Canada)
Women's Hats (U.S., Canada)
Women's Leather Outerwear (U.S.)
Women's Outerwear, Rainwear (U.S.)
Women's Outerwear, Wool Coats, Rainwear (Canada)
Women's Scarves, Wraps and Cold Weather Accessories (U.S., Canada)
Women's Sleepwear, Loungewear (U.S., Canada)
Women's Sunglasses (U.S., Canada)
Women's Umbrellas, Rain Accessories (U.S.)
Women's Watches (Canada)
Women's Wool Coats (U.S.)
Retail and Wholesale Distribution Rights for Women's Apparel, Handbags, Small Leather Goods,
     Footwear, Belts, Sunglasses, Coats, Scarves, as well as Sleepwear if such items are made available in the Territory (China, Hong Kong, Indonesia, Macau, Malaysia, Singapore,
Taiwan, Thailand)

Brand	Category
Jones Wear	Women's Costume Jewelry (Canada) Women's Outerwear (Canada) Women's Watches (Canada)
Anne Klein New York and AK Anne Klein	Anne Klein New York Footwear (Worldwide excluding Japan)
AK Anne Klein Costume Jewelry (U.S.)
Belts (U.S., Canada)
Home Sewing Patterns (Worldwide)
Hosiery, Casual Legwear (U.S., Canada)
Outerwear, Wool Coats, Leather Outerwear, Rainwear (U.S.)
Scarves, Cold Weather Accessories, Gloves (U.S., Canada)
Sunglasses, Optical Eyewear (Worldwide)
Swimwear (U.S.)
Watches (Worldwide)
Manufacturing and Wholesale and Retail Distribution Rights for Apparel (Japan)
Retail and Wholesale Distribution Rights for Handbags (Japan)
Sublicensed Wholesale and Retail Distribution Rights for Scarves, Towels, Jewelry (Japan)
Manufacturing and Wholesale and Retail Distribution Rights for Apparel, Handbags, Accessories
     (Korea)
Retail and Wholesale Distribution Rights for Apparel and Handbags (Central America, South
     America, Caribbean, Dominican Republic)
Retail and Wholesale Distribution Rights for Apparel, Small Leather Goods, Footwear, Handbags,
     Belts, Sunglasses, Watches, Jewelry, Coats, Socks, Scarves, Swimwear, as well as Sleepwear,
     Fragrances, and Cosmetics if such items are made available in the Territory (China, Hong
     Kong, Indonesia, Macau, Malaysia, Singapore, Taiwan, Thailand, Italy, France, Spain, United
     Kingdom, Portugal, Ireland, Belgium, Luxembourg, the Netherlands, Saudi Arabia)
Retail Distribution Rights for Apparel, Handbags, Accessories, Belts, Sleepwear, Casual Legwear
(Philippines)
A|Line	Costume Jewelry (U.S.) Sunglasses, Optical Eyewear (U.S.)
Albert Nipon	Men's Tailored Clothing (U.S.) Women's Outerwear (U.S.)
Kasper	Men's Tailored Clothing (U.S., Canada, Mexico)
Evan-Picone	Men's Tailored Clothing, Formal Wear, Topcoats (U.S.) Manufacturing and Wholesale Distribution Rights for Women's Sportswear (Japan)
Nine West	Belts (U.S., Canada)
Casual Legwear (U.S., Canada)
Gloves, Cold Weather Accessories (U.S., Canada)
Hats (U.S., Canada)
Leather, Wool, Casual Outerwear, Rainwear (U.S., Canada, Spain)
Luggage (U.S., Canada)
Optical Eyewear (U.S., Canada, China, Mexico)
Sunglasses (U.S., Canada, Spain)
Retail and Wholesale Distribution Rights for Apparel, Belts, Cold Weather Accessories,
     Hats, Luggage, Sunglasses, Watches, Jewelry, Coats, Legwear, Scarves, as well as Sleepwear,
     Swimwear, Fragrances and Cosmetics if such items are made available in the Territory (China,
     Hong Kong, Indonesia, Japan, Macau, Malaysia, Philippines, Singapore, Taiwan, Thailand,
United Kingdom, Ireland)
Nine & Company	Bed and Bath Products and Accessories (U.S.)
Belts (U.S.)
Casual Legwear (U.S.)
Gloves, Cold Weather Accessories (U.S.)
Hats (U.S.)
Luggage (U.S.)
Sleepwear, Loungewear (U.S.)
Slippers (U.S.)
Sunglasses (U.S.)
Watches (U.S.)
Easy Spirit	Slippers (U.S., Canada)
Enzo Angiolini	Sunglasses (U.S.)

Brand	Category
Energie	Men's Denim and Sportswear (U.S.) Boys' Denim and Sportswear (4-6x and 8-20) (U.S.)
Gloria Vanderbilt	Knit Tops, Bottoms, ActiveWear, Performance ActiveWear (U.S.)
Sleepwear, Daywear, Loungewear (U.S., Canada)
Infants', Toddlers' and Children's (4-6x) Apparel (U.S., Canada)
Decorative Bedding and Bath Products, Accent Rugs (U.S.)
GLO	Infants', Toddlers' and Children's (4-6x) Apparel (U.S.) Swimwear (U.S.)
GLO Girl	Infants', Toddlers' and Children's (4-6x) Apparel (Canada)
l.e.i.	Casual Legwear (U.S.)
Children's Apparel (U.S.)
Footwear (U.S., Canada)
Belts (U.S., Canada)
Hats (U.S., Canada)
Juniors' and Girls' Intimate Apparel (U.S.)
Juniors' and Girls' Outerwear (U.S.)
Juniors' and Girls' Sunglasses (U.S., Canada)
Watches (U.S., Canada)
Joan & David	Manufacturing and Retail Distribution Rights for Apparel, Footwear, Handbags (China, Hong Kong, Indonesia, Japan, Korea, Macau, Malaysia, Philippines, Singapore, Taiwan, Thailand)
Sam & Libby	Men's, Women's and Children's Slippers and Sandals (U.S.)
International footwear and accessories retail/wholesale distribution	Nine West and Enzo Angiolini retail locations (Bahrain, Kuwait, Oman, Qatar, The United Arab
     Emirates, Jordan, India, Poland) and Anne Klein New York retail locations and wholesale distribution rights for Anne Klein New York footwear and accessories (Bahrain, Kuwait,
     Oman, Qatar, the United Arab Emirates)
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
Nine West, Enzo Angiolini and Westies retail locations, wholesale distribution rights for Nine West footwear and accessories and Enzo Angiolini, Westies and AK Anne Klein footwear and manufacturing rights for Westies footwear (Mexico)
Nine West retail locations (Turkey)
Nine West and Easy Spirit retail locations and wholesale distribution rights for Nine West and Easy Spirit footwear and accessories (Israel)
Nine West and Easy Spirit retail locations, wholesale distribution rights for Nine West, Enzo
     Angiolini, Easy Spirit, Bandolino, Nine & Company and Westies footwear and accessories and
     AK Anne Klein, Circa Joan & David, Sam & Libby and Mootsies Tootsies footwear (Canada)
Nine West retail locations (the United Kingdom, Ireland, the Channel Islands, Denmark) and
     wholesale distribution rights for Nine West and NW Nine West footwear and accessories and
     Easy Spirit footwear (the United Kingdom, Ireland, the Channel Islands, Norway, Denmark,
     Sweden, Finland, Iceland, Belgium, the Netherlands, Luxembourg)
Nine West retail locations and wholesale distribution rights for Nine West and Enzo Angiolini footwear and accessories (Spain)
Nine West retail locations (Russia)
Wholesale distribution rights for Nine West and Napier costume jewelry (Canada)

Trademarks

        We utilize a variety of trademarks which we own, including Jones New York, Jones New York Signature, Jones New York Sport, Jones Wear, Jones New York Country, Jones Jeans, Evan-Picone, Norton McNaughton, Erika, Energie, Nine West, Easy Spirit, Enzo Angiolini, Bandolino, Nine & Company, Westies, Pappagallo, Joan & David, Mootsies Tootsies, Sam & Libby, Napier, Judith Jack, Gloria Vanderbilt, GLO, l.e.i., Albert Nipon, Anne Klein, Anne Klein New York, AK Anne Klein, A|Line, Kasper, Le Suit, Jeanstar and Barneys New York. We have registered or applied for registration for these and other trademarks for use on a variety of items of apparel, footwear, accessories and/or related products and, in some cases, for retail store services, in the United States and certain other countries. The expiration dates of the United States trademark registrations for our material registered trademarks are as follows, with our other registered foreign and domestic trademarks expiring at various dates through 2022. Certain brands such as Jones New York are sold under several related trademarks; in these instances, the range of expiration dates is provided. All marks are subject to renewal in the ordinary course of business if no third party successfully challenges such registrations and, in the case of domestic and certain foreign registrations, applicable use and related filing requirements for the goods and services covered by such registrations have been met.

Trademark	Expiration Dates	Trademark	Expiration Dates	Trademark	Expiration Dates
Jones New York	2007-2015	Napier	2009	Anne Klein	2007-2016
Jones New York Sport	2013	Judith Jack	2012	Kasper	2012
Evan-Picone	2013	Norton McNaughton	2014	Le Suit	2008
Nine West	2008-2015	Erika	2014	Joan & David	2012-2015
Easy Spirit	2007-2015	Energie	2015	Mootsies Tootsies	2009-2013
Enzo Angiolini	2008-2016	Gloria Vanderbilt	2012-2015	Sam & Libby	2013
Bandolino	2011-2016	l.e.i.	2010-2016	Barneys New York	2007-2015
Nine & Company	2012-2015	Albert Nipon	2007-2019	CO-OP Barneys New York	2014-2016

        We carefully monitor trademark expiration dates to provide uninterrupted registration of our material trademarks. We also license the Givenchy and Dockers Women trademarks (see "Licensed Brands" above).

        We also hold numerous patents expiring at various dates through 2026 (subject to payment of annuities and/or periodic maintenance fees) and have additional patent applications pending in the United States Patent and Trademark Office. We regard our trademarks and other proprietary rights as valuable assets which are critical in the marketing of our products. We vigorously monitor and protect our trademarks and patents against infringement and dilution where legally feasible and appropriate.

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

Backlog

        We had unfilled customer orders of approximately $1.1 billion and $1.2 billion at December 31, 2006 and December 31, 2005, respectively. These amounts include both confirmed and unconfirmed orders which we believe, based on industry practice and past experience, will be confirmed. The amount of unfilled orders at a particular time is affected by a number of factors, including the mix of product, the timing of the receipt and processing of customer orders and scheduling of the manufacture and shipping of the product, which in some instances is dependent on the desires of the customer. Backlog is also affected by a continuing trend among customers to reduce the lead time on their orders. Due to these factors, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Employees

        At December 31, 2006, we had approximately 10,880 full-time employees. This total includes approximately 3,555 in quality control, production, design and distribution positions, approximately 2,535 in administrative, sales, clerical and office positions and approximately 4,790 in our retail stores. We also employ approximately 5,605 part-time employees, of which approximately 5,520 work in our retail stores.

        Approximately 40 of our employees located in Bristol, Pennsylvania are members of the Teamsters Union, which has a collective bargaining agreement with us expiring on September 10, 2007. Approximately 75 of our employees located in Vaughan, Ontario are members of the Laundry and Linen Drivers and Industrial Workers Union, which has a collective bargaining agreement with us expiring on March 15, 2009. Approximately 40 of our employees are members of the Union of Needletrades, Industrial and Textile Employees, which has a labor agreement with Kasper that expires on May 31, 2007. Approximately 965 of our employees are members of UNITE HERE, which has various labor agreements with Barneys that expire between March 31, 2007 and April 30, 2011. We consider our relations with our employees to be satisfactory.

Jones New York in the Classroom

        On May 3, 2005, we announced the launch of a charitable cause initiative, including the establishment of Jones New York In The Classroom, Inc., a not-for-profit corporation, with an initial grant from us of $1 million and a commitment of our continued support. Jones New York In The Classroom is dedicated to improving the quality of education in America and inspiring others, both individuals and corporations, to do the same through support of teachers and vital teacher-based programs in America's schools. It is focused on four areas of support for teachers: recruitment, retention, professional development and recognition and support. Our initial donation was earmarked to support each of the four non-profit organizations selected by Jones New York In The Classroom to benefit from its programs and fundraising: TeachersCount, New Teacher Academy, Fund for Teachers and Adopt-A-Classroom. Each of these organizations addresses one or more of Jones New York In The Classroom's areas of focus. In 2006, our contributions helped Jones New York In The Classroom donate additional funds to these four non-profit organizations. Those funds were used by Adopt-A-Classroom to renew classroom adoptions and to develop a strategic publicity campaign; by Teachers Count to develop several "Behind Every Famous Person is A Fabulous Teacher" public service announcements; by New Teacher Academy to develop a new online curriculum for new teachers to help with classroom management skills; and by Fund for Teachers to fund professional development and learning sabbaticals for 50 teachers and a new Asian study program and teacher study guides.

        Our commitment since the launch in 2005 has also included support for events to raise public awareness of Jones New York In The Classroom and its goals for teachers and education, as well as initiatives to encourage our employees to participate in volunteer opportunities and fundraising for Jones New York In The Classroom, and the other non-profit organizations Jones New York In The Classroom is supporting. Our corporate employees have the opportunity to volunteer up to three hours of paid time off each month in educational facilities in their local communities, totaling more than 250,000 hours annually in support of teachers and education. Each of our business locations is encouraged to raise or budget funds to adopt a classroom to help with daily classroom needs through Adopt-A-Classroom. Working with our retail customers, we have supported Jones New York In The Classroom with in-store marketing programs, including a limited edition t-shirt for 2006 featuring artwork by illustrator Sujean Rim, and a dedicated Jones New York shopping week during which ten percent of our profits on sales of certain merchandise (up to $500,000) were donated to Jones New York In The Classroom. Additional activities we have participated in include assisting Jones New York In The Classroom in forming a national advisory committee comprised of education professionals; designing, developing and hosting a website for the charity and developing car magnets for sale by the charity to raise funds; holding a charity golf classic to benefit Jones New York In The Classroom; and joining with The Home Depot and Hands On Network for Back to School, Back to Style teacher and classroom makeovers to raise awareness of Jones New York In The Classroom and the four non-profit organizations it has committed to support. We also hosted Apple Day, which recognized five of our associates and one of our cause committees for their outstanding leadership and volunteerism on behalf of the cause initiative and Jones New York In The Classroom.

Strategic Review

        We have completed a strategic review of our operating infrastructure and general and administrative support areas to improve profitability and to ensure we are properly positioned for the long-term benefit of our shareholders. By proactively reviewing our infrastructure, systems and operating processes at a time when the industry is undergoing consolidation and change, we plan to eliminate redundancies and improve our overall cost structure and margin performance.

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
  The logistics network is being analyzed in an effort to reduce costs and increase efficiency by following a tiered approach of (i) multiple product usage of existing distribution centers, (ii) utilizing third party logistics providers, and (iii) ultimately direct shipping from factory to customer.
  In response to the elimination of apparel quotas and other trade safeguards, we are in the process of consolidating our third-party manufacturing to a more concentrated vendor matrix.

General and Administrative Areas
  We are implementing best practices in connection with the migration of our current systems to the SAP Apparel and Footwear Solution platform.

We estimate that the implementation and execution of the initiatives underway will be substantially completed by the end of 2007. We are targeting annual savings of approximately $100 million once all the initiatives have been implemented. The costs associated with the review and the ultimate capital expenditures and execution expenses (including severance and fees) related to the initiatives that are derived are expected to fall in a range of $115 million to $120 million. As of December 31, 2006, we have spent a total of $74.6 million.

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

        On July 11, 2005, we announced that we had completed a comprehensive review of our denim manufacturing operations located in Mexico. The primary action plan arising from this review resulted in the closing of the laundry, assembly and distribution operations located in San Luis, Mexico. All manufacturing was consolidated into existing operations in Durango and Torreon, Mexico. A total of 3,170 employees were terminated as a result of the closure. We undertook a number of measures to assist affected employees, including severance and benefits packages. As a result of this consolidation, we expect that our manufacturing operations will perform more efficiently, thereby improving our operating performance.

        In December 2005, we closed our distribution center in Bristol, Pennsylvania. A total of 118 employees were affected by the closure.

        On May 15, 2006, we announced the closing of our Secaucus, New Jersey warehouse to reduce excess capacity. A total of 211 employees were affected by the closure. The restructuring was substantially completed in September 2006.

        On May 30, 2006, we announced the closing of our Stein Mart leased shoe departments, effective January 2007. A total of 520 employees were affected by the closure.

        On September 12, 2006, we announced the closing of certain El Paso, Texas and Mexican operations related to the decision by Polo to discontinue the Polo Jeans Company product line, which we produced for Polo subsequent to the sale of the Polo Jeans Company business to Polo in February 2006. A total of 1,863 employees are affected by the closure. The closings will be substantially completed by the end of March 2007.

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

        We believe that consumers in the United States are shopping less in department stores (our traditional distribution channel) and more in other channels, such as specialty shops and mid-tier locations where value is perceived to be higher. We have responded to these trends by enhancing the brand equity of our brands through our focus on design, quality and value, and through strategic acquisitions which provide significant diversification to the business by successfully adding new distribution channels, labels and product lines. Despite our efforts to respond to these trends, there can be no assurance that these trends will not have a material adverse effect on us.

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

        Our ten largest customer groups, principally department stores, accounted for approximately 47% of revenues in 2006. Federated Department Stores, Inc. accounted for approximately 18% of our 2006 gross revenues.

        We believe that purchasing decisions are generally made independently by department store units within a customer group. There has been a trend, however, toward more centralized purchasing decisions. As such decisions become more centralized, the risk to us of such concentration increases. A decision by the controlling owner of a customer group of department stores to modify those customers' relationships with us (for example, decreasing the amount of product purchased from us, modifying floor space allocated to apparel in general or our products specifically, or focusing on promotion of private label products rather than our products) could have a material adverse effect on us. Furthermore, we believe a trend exists among our major customers to concentrate purchasing among a narrowing group of vendors. To the extent any of our key customers reduces the number of vendors and consequently does not purchase from us, this could have a material adverse effect on us.

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

        As of December 31, 2006, the book value of our goodwill and other intangibles was $2.1 billion. We utilize independent third-party appraisals to estimate the fair value of both our goodwill and our intangible assets with indefinite lives. These appraisals are based on projected cash flows and interest rates. If interest rates or future cash flows were to differ significantly from the assumptions used in these projections, material non-cash impairment losses could result where the estimated fair values of these assets become less than their carrying amounts.

        As a result of continuing decreases in projected revenues and profitability with respect to our Norton McNaughton, l.e.i. and certain other moderate apparel brands and changes in business strategy for our Norton McNaughton brand, as well as continuing decreases in projected revenues for our Albert Nipon better apparel brand, our Westies and Sam & Libby footwear brands and our Richelieu costume jewelry brand, we recorded goodwill and trademark impairment charges of $441.2 million and $50.2 million, respectively, in 2006. As a result of similar continuing decreases in projected accessory revenues in one of our costume jewelry brands, we recorded a trademark impairment charge $0.2 million in 2004.

        The extent of our foreign operations and manufacturing may adversely affect our domestic business.

        In 2006, approximately 96% of our apparel products were manufactured outside of the United States, its territories and Mexico, primarily in Asia, while approximately 4% were manufactured in the United States, its territories and Mexico. Nearly all of our footwear and accessories products were manufactured outside of North America in 2006 as well. The following may adversely affect foreign operations:

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

        We have announced the selection of the SAP Apparel and Footwear Solution as our core operational and financial system. The implementation of the SAP Apparel and Footwear Solution software, which began in November 2006, is a key part of our ongoing efforts to eliminate redundancies and enhance our overall cost structure and margin performance. Difficulties migrating existing systems to this new software could impact our ability to design, produce and ship our products on a timely basis.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

        Not Applicable.

ITEM 2. PROPERTIES

        The general location, use and approximate size of our principal properties are set forth below:

Location	Owned/Leased	Use	Approximate Area in Square Feet (1)
Bristol, Pennsylvania (2)	leased	Headquarters and distribution warehouse	419,200
Bristol, Pennsylvania	leased	Administrative and computer services	172,600
New York, New York	leased	Administrative, executive and sales offices	793,850
Vaughan, Canada	leased	Administrative offices and distribution warehouse	125,000
Lawrenceburg, Tennessee	owned	Distribution warehouses	1,223,800
South Hill, Virginia	leased	Distribution warehouses	835,900
El Paso, Texas	owned	Administrative, warehouse and preproduction facility	165,000
El Paso, Texas	leased	Distribution warehouses	952,000
White Plains, New York	leased	Administrative offices	132,200
West Deptford, New Jersey	leased	Distribution warehouses	988,150
East Providence, Rhode Island	leased	Distribution warehouses, product development, administrative and computer services	241,400
Goose Creek, South Carolina	leased	Distribution warehouses	715,250
Edison, New Jersey	leased	Distribution warehouse	156,000
San Luis, Mexico	leased	Production and distribution warehouses	186,000
Lyndhurst, New Jersey	leased	Distribution warehouse	180,000
New York, New York	leased	Barneys New York flagship retail store	240,000
Beverly Hills, California	leased	Barneys New York flagship retail store	120,000

_________________
(1)  Including mezzanine where applicable.
(2)  Approximately 381,800 square feet of this facility is currently not in service.

        We sublease a 234,000 square feet office building in White Plains, New York and a 220,000 square foot warehouse facility in Teterboro, New Jersey to independent companies. Our Australian joint venture company leases office and distribution facilities in Australia.

        We also own approximately 550,000 square feet of office and manufacturing facilities in Mexico which are not in service. We intend to sell these facilities during 2007.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers are as follows:

Name	Age	Office
Peter Boneparth	47	President and Chief Executive Officer
Sidney Kimmel	79	Chairman
Wesley R. Card	59	Chief Operating Officer
Efthimios P. Sotos	39	Chief Financial Officer
Patrick M. Farrell	57	Executive Vice President and Corporate Controller
Ira M. Dansky	61	Executive Vice President, General Counsel and Secretary
Lynne F. Cote'	41	Chief Executive Officer - Wholesale Sportswear, Suits and Dresses

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

        Mr. Card was named our Chief Operating Officer in March 2002. He also served as our Chief Financial Officer from 1990 to March 2006.

        Mr. Sotos was named Chief Financial Officer in March 2006. He previously served as Executive Vice President - Treasurer, Strategic and Financial Planning from September 2005 to March 2006. He served as Corporate Vice President and Treasurer from 2001 to April 2002 and Senior Vice President and Treasurer from May 2002 to August 2005. Mr. Sotos joined Jones Apparel Group in 1999 as part of our acquisition of Nine West Group, where he was the Assistant Treasurer.

        Mr. Farrell was appointed Vice President and Corporate Controller in November 1997, Senior Vice President in September 1999 and Executive Vice President in March 2006.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Price range of common stock:
2006
High	$36.10	$35.98	$33.07	$34.51
Low	$28.58	$30.59	$27.30	$31.72
2005
High	$37.48	$33.69	$33.45	$31.26
Low	$31.61	$29.07	$26.85	$26.47
Dividends per share of common stock:
2006	$0.12	$0.12	$0.12	$0.14
2005	$0.10	$0.10	$0.12	$0.12

        Our common stock is traded on the New York Stock Exchange under the symbol "JNY." The above figures set forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the New York Stock Exchange Composite Tape. The last reported sale price per share of our common stock on February 23, 2007 was $34.08, and on that date there were 533 holders of record of our common stock. However, many shares are held in "street name;" therefore, the number of holders of record may not represent the actual number of shareholders.

Annual CEO Certification

        The Annual CEO Certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual was submitted to the New York Stock Exchange on May 25, 2006.

Issuer Purchases of Equity Securities

        The following table sets forth the repurchases of our common stock for the fiscal quarter ended December 31, 2006.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 to October 28, 2006	225,000	$33.22	225,000	$86,824,607
October 29, 2006 to November 25, 2006	2,595,454	$33.44	2,595,454	$21,441
November 26, 2006 to December 31, 2006	-	-	-	$21,441
Total	2,820,454	$33.43	2,820,454	$21,441

        These repurchases were made under a program announced on February 15, 2006 for $250.0 million. This plan has no expiration date.

Comparative Performance

        The SEC requires us to present a chart comparing the cumulative total stockholder return on our common stock with the cumulative total stockholder return of (i) a broad equity market index and (ii) a published industry index or peer group. The following chart compares the performance of our common stock with that of the S&P 500 Composite Index and the S&P 500 Apparel, Accessories & Luxury Goods Index, assuming an investment of $100 on December 31, 2001 in each of our common stock, the stocks comprising the S&P 500 Composite Index and the stocks comprising the S&P 500 Apparel, Accessories & Luxury Goods Index and the reinvestment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

        The following financial information is qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Report. The selected consolidated financial information presented below is derived from our audited Consolidated Financial Statements for each of the five years in the period ended December 31, 2006. We completed our acquisitions of Gloria Vanderbilt, l.e.i., Kasper, Maxwell and Barneys at various dates within the five-year period and, accordingly, the results of their operations are included in our operating results from the respective dates of acquisition.

(All amounts in millions except per share data)

Year Ended December 31,	2006	2005	2004	2003	2002
Income Statement Data
Net sales	$ 4,669.9	$ 5,014.6	$ 4,592.6	$ 4,339.1	$ 4,312.2
Licensing income (net)	51.8	59.6	57.1	36.2	28.7
Service and other revenues	21.1	-	-	-	-

Total revenues	4,742.8	5,074.2	4,649.7	4,375.3	4,340.9
Cost of goods sold	3,031.3	3,243.8	2,944.4	2,738.6	2,657.0

Gross profit	1,711.5	1,830.4	1,705.3	1,636.7	1,683.9
Selling, general and administrative expenses	1,341.7	1,333.2	1,176.7	1,052.4	1,068.9
Loss on sale of Polo Jeans Company business	45.1	-	-	-	-
Trademark impairments	50.2	-	0.2	4.5	24.4
Goodwill impairment	441.2	-	-	-	-

Operating (loss) income	(166.7)	497.2	528.4	579.8	590.6
Interest income	3.5	1.1	1.9	3.5	4.6
Interest expense and financing costs	58.2	76.2	51.2	58.8	62.7
Gain on sale of stock in Rubicon Retail Limited	17.4	-	-	-	-
Equity in earnings of unconsolidated affiliates	4.5	3.2	3.8	2.5	1.0

(Loss) income before provision for income taxes	(199.5)	425.3	482.9	527.0	533.5
(Benefit) provision for income taxes	(53.5)	151.0	181.1	198.4	201.2

(Loss) income before cumulative effect of change in accounting principle	(146.0)	274.3	301.8	328.6	332.3
Cumulative effect of change in accounting for share-based payments, net of tax	1.9	-	-	-	-
Cumulative effect of change in accounting for intangible assets, net of tax	-	-	-	-	(13.8)

Net (loss) income	$(144.1)	$ 274.3	$ 301.8	$ 328.6	$ 318.5

Per Share Data
(Loss) income per share before cumulative effect of change in accounting principle
Basic	$(1.32)	$2.33	$2.44	$2.58	$2.59
Diluted	$(1.32)	$2.30	$2.39	$2.48	$2.46
Net (loss) income per share
Basic	$(1.30)	$2.33	$2.44	$2.58	$2.48
Diluted	$(1.30)	$2.30	$2.39	$2.48	$2.36
Dividends paid per share	$0.50	$0.44	$0.36	$0.16	-
Weighted average common shares outstanding
Basic	110.6	118.0	123.6	127.3	128.2
Diluted	110.6	119.2	126.5	136.5	139.0
December 31,	2006	2005	2004	2003	2002
Balance Sheet Data
Working capital	$ 663.2	$ 447.8	$ 612.3	$ 826.9	$ 890.9
Total assets	3,787.0	4,577.8	4,550.8	4,187.7	3,852.6
Short-term debt and current portion of long-term debt and capital lease obligations	104.1	357.3	203.2	180.8	6.3
Long-term debt, including capital lease obligations	788.6	789.8	1,016.6	835.1	978.1
Stockholders' equity	2,211.6	2,666.4	2,653.9	2,537.8	2,303.5

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion provides information and analysis of our results of operations from 2004 through 2006, and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

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

        During 2006, the following significant events took place:

  in February 2006, we settled litigation with Polo and sold the Polo Jeans Company business to Polo;
  in March 2006, we opened a new Barneys New York flagship store in Boston, Massachusetts;
  in May 2006, we announced the closing of our Stein Mart leased shoe departments, effective mid-January 2007;
  in May 2006, we announced the closing of our Secaucus, New Jersey warehouse;
  in September 2006, we opened a new Barneys New York flagship store in Dallas, Texas;
  in September 2006, we announced the closing of certain El Paso and Mexican production facilities due to Polo's discontinuance of the Polo Jeans Company product line, which we produced for Polo subsequent to the sale of the Polo Jeans Company business; and
  we recognized impairments during the fourth fiscal quarter of 2006 of $8.6 million for property, plant and equipment, $441.2 million of goodwill related to the wholesale moderate apparel segment and $50.2 million of trademark value.

Trends

        We believe that several significant trends are occurring in the women's apparel, footwear and accessories industry. We believe that a trend exists among our major retail accounts to concentrate their women's apparel, footwear and accessories buying among a narrowing group of vendors and to differentiate their product offerings through exclusivity of brands. We believe department stores are increasing the focus of their product assortments on their own private label products. We also believe that consumers in the United States and Canada are shopping in multiple channels, including specialty shops and national chains where value is perceived to be higher. We have responded to these trends by enhancing the brand equity of our brands through our focus on design, quality and value, and through strategic acquisitions which provide significant diversification to the business by successfully adding new distribution channels, labels and product lines (such as the Joan & David, Mootsies Tootsies and Sam & Libby brands and the Barneys New York retail stores). Through this diversification, we have evolved into a multidimensional resource in apparel, footwear and accessories and retail. We have leveraged the strength of our brands to increase both the number of locations and amount of selling space in which our products are offered, to introduce product extensions such as the Jones New York Signature, Nine West, Nine & Company and Bandolino apparel brands and the Jones New York accessory brand, and to reposition the Bandolino and Evan-Picone brands to the moderate market segment. We have also leveraged our design, production and marketing capabilities to develop and provide proprietary branded and private label products such as Nine & Company to major wholesale customers.

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

        These matters were resolved by settlement dated January 22, 2006, which closed on February 3, 2006. In connection with this settlement, we entered into a Stock Purchase Agreement with Polo and certain of its subsidiaries with respect to the sale to Polo of all outstanding stock of Sun. We received gross proceeds of $355.0 million in connection with the sale and the settlement. Sun's assets and liabilities on the closing date primarily related to the Polo Jeans Company business, which Sun operated under long-term license and design agreements entered into with Polo in 1995. We retained distribution and product development facilities in El Paso, Texas, along with certain working capital items, including accounts receivable and accounts payable. In addition, as part of the agreements, we provided certain support services to Polo (including manufacturing, distribution and information technology) until January 2007 and we will continue to provide certain financial and administrative functions until March 2007.

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

        Long-lived assets included in the sale include $2.0 million of net property, plant and equipment and $5.5 million of unamortized long-term prepaid marketing expenses. Net sales for the Polo Jeans Company business, which are reported under the wholesale better apparel segment, were $24.6 million, $303.5 million and $336.5 million for 2006, 2005 and 2004, respectively.

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

        On July 11, 2005, we announced that we had completed a comprehensive review of our denim manufacturing operations located in Mexico. The primary action plan arising from this review resulted in the closing of the laundry, assembly and distribution operations located in San Luis, Mexico (the "denim restructuring"). All manufacturing was consolidated into existing operations in Durango and Torreon, Mexico. A total of 3,170 employees were terminated as a result of the closure. We undertook a number of measures to assist affected employees, including severance and benefits packages. As a result of this consolidation, we expected that our manufacturing operations would perform more efficiently, thereby improving our operating performance.

        In connection with the denim restructuring, we recorded $11.4 million of net pre-tax costs (of which $12.1 million was recorded in 2005 and $0.7 million was reversed in 2006), which includes $5.1 million of one-time termination benefits, $3.2 million of losses on the sale of property, plant and equipment, $2.2 million of contract termination costs and $0.9 million of legal and other associated costs. Of these amounts, $10.1 million were reported as cost of sales and $1.3 million were reported as a selling, general and administrative expense in the wholesale moderate apparel segment. The restructuring was substantially completed during the fiscal quarter ended April 1, 2006.

        In December 2005, we closed our distribution center in Bristol, Pennsylvania. A total of 118 employees were affected by the closure. We recorded charges of $3.6 million and $0.4 million in 2005 and 2006, respectively, related to one-time termination benefits and other employee-related matters. These expenses are reported as selling, general and administrative expenses in the wholesale better apparel segment.

        On May 15, 2006, we announced the closing of our Secaucus, New Jersey warehouse to reduce excess capacity. In connection with the closing, we incurred $2.7 million of one-time termination benefits and associated employee costs for 211 employees and $1.6 million for cleanup costs and remaining rent payments. These expenses are reported as selling, general and administrative expenses in the wholesale better apparel segment. The restructuring was substantially completed in September 2006.

        On May 30, 2006, we announced the closing of our Stein Mart leased shoe departments, effective January 2007. In connection with the closing, we have accrued $1.2 million of one-time termination benefits and associated employee costs for an estimated 520 employees, which is reported as a selling, general and administrative expense in the retail segment.

        On September 12, 2006, we announced the closing of certain El Paso, Texas and Mexican operations related to the decision by Polo to discontinue the Polo Jeans Company product line (the "manufacturing restructuring") , which we produced for Polo subsequent to the sale of the Polo Jeans Company business to Polo in February 2006. In connection with the El Paso closing, we expect to incur $4.6 million of one-time termination benefits and associated employee costs for an estimated 129 employees and $0.6 million of other costs. Of this amount, $2.3 million is reported as a selling, general and administrative expense and $1.8 million is reported as a cost of sales in the wholesale moderate apparel segment during 2006, and the remaining $1.1 million will be accrued on a straight-line basis over the remaining period each employee is required to render service to receive the benefit. In connection with the Mexican closing, we expect to incur $3.0 million of one-time termination benefits and associated employee costs for an estimated 1,734 employees and $0.2 million of other costs. Of this amount, $2.8 million is reported as cost of sales in the wholesale moderate apparel segment, and the remaining $0.4 million will be recorded during the first fiscal quarter of 2007. In addition, we determined the estimated fair value of the property, plant and equipment employed in Mexico was less than its carrying value. As a result, we recorded an impairment loss of $8.6 million, which is also reported as cost of sales in the wholesale moderate apparel segment, with the estimated fair value of $5.2 million reclassified as assets held for sale and reported as part of prepaid expenses and other current assets. The closings will be substantially completed by the end of March 2007.

Strategic Review

        We have completed a strategic review of our operating infrastructure and general and administrative support areas to improve profitability and to ensure we are properly positioned for the long-term benefit of our shareholders. By proactively reviewing our infrastructure, systems and operating processes at a time when the industry is undergoing consolidation and change, we plan to eliminate redundancies and improve our overall cost structure and margin performance.

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
  The logistics network is being analyzed in an effort to reduce costs and increase efficiency by following a tiered approach of (i) multiple product usage of existing distribution centers, (ii) utilizing third party logistics providers, and (iii) ultimately direct shipping from factory to customer.
  In response to the elimination of apparel quotas and other trade safeguards, we are in the process of consolidating our third-party manufacturing to a more concentrated vendor matrix.

General and Administrative Areas
  We are implementing best practices in connection with the migration of our current systems to the SAP Apparel and Footwear Solution platform.

        We estimate that the implementation and execution of the initiatives underway will be substantially completed by the end of 2007. We are targeting annual savings of approximately $100 million once all the initiatives have been implemented. The costs associated with the review and the ultimate capital expenditures and execution expenses (including severance and fees) related to the initiatives that are derived are expected to fall in a range of $115 million to $120 million. As of December 31, 2006, we have spent a total of $74.6 million.

Goodwill and Other Intangible Assets

        Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. Accounting rules require that we test at least annually for possible goodwill impairment. We perform our test in the fourth fiscal quarter of each year using a discounted cash flow analysis that requires that certain assumptions and estimates be made regarding industry economic factors and future profitability. As a result of the 2006 impairment analysis, we determined that the goodwill balance existing in our wholesale moderate apparel segment was impaired as a result of continuing decreases in projected revenues and profitability with respect to our Norton McNaughton, l.e.i. and certain other moderate apparel brands, as well as changes in business strategy with respect to our Norton McNaughton brand. Accordingly, we recorded an impairment charge of $441.2 million. No other indication of goodwill impairment was identified.

        We also perform our annual impairment test for trademarks during the fourth fiscal quarter of the year. As a result of continuing decreases in projected revenues for our Norton McNaughton brand, our Albert Nipon better apparel brand, our Westies and Sam & Libby footwear brands and our Richelieu costume jewelry brand, we recorded trademark impairment charges of $50.2 million in 2006. As a result of similar continuing decreases in projected accessory revenues in one of our costume jewelry brands, we recorded a trademark impairment charge of $0.2 million in 2004. All trademark impairment charges are reported as selling, general and administrative ("SG&A") expenses in the licensing, other and eliminations segment.

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

        In December 2004, the FASB issued a revision of SFAS No. 123, "Share-Based Payment" (hereinafter referred to as "SFAS No. 123R"), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. We adopted SFAS No. 123R on January 1, 2006 using the modified prospective application option. As a result, the compensation cost for the portion of awards we granted before January 1, 2006 for which the requisite service has not been rendered and that were outstanding as of January 1, 2006 will be recognized as the remaining requisite service is rendered. In addition, the adoption of SFAS No. 123R required us to change from recognizing the effect of forfeitures as they occur to estimating the number of outstanding instruments for which the requisite service is not expected to be rendered. As a result, we recorded a pretax gain of $3.1 million on January 1, 2006, which is reported as a cumulative effect of a change in accounting principle. We were also required to change the amortization period for employees eligible to retire from the period over which the awards vest to the period from the grant date to the date the employee is eligible to retire. The adoption of SFAS No. 123R did not have a material effect on our results of operations or our financial position. Concurrently with the adoption of SFAS No. 123R, we have shifted the composition of our share-based compensation awards towards the use of restricted shares and away from the use of employee stock options.

Critical Accounting Policies

        Several of our accounting policies involve significant or complex judgements and uncertainties and require us to make certain critical accounting estimates. We consider an accounting estimate to be critical if it requires us to make assumptions about matters that were highly uncertain at the time the estimate was made. The estimates with the greatest potential effect on our results of operations and financial position include the collectibility of accounts receivable, the recovery value of obsolete or overstocked inventory and the fair values of both our goodwill and intangible assets with indefinite lives. Estimates related to accounts receivable affect our wholesale better apparel, wholesale moderate apparel, wholesale footwear and accessories and retail segments. Estimates related to inventory and goodwill affect our wholesale better apparel, wholesale moderate apparel, wholesale footwear and accessories and retail segments. Estimates related to intangible assets with indefinite lives affect our licensing, other and eliminations segment.

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

Results of Operations

Statements of Operations Stated in Dollars and as a Percentage of Total Revenues
(In millions)	2006		2005		2004
Net sales	$ 4,669.9	98.5%	$ 5,014.6	98.8%	$ 4,592.6	98.8%
Licensing income (net)	51.8	1.1%	59.6	1.2%	57.1	1.2%
Service and other revenues	21.1	0.4%	-	-	-	-

Total revenues	4,742.8	100.0%	5,074.2	100.0%	4,649.7	100.0%
Cost of goods sold	3,031.3	63.9%	3,243.8	63.9%	2,944.4	63.3%

Gross profit	1,711.5	36.1%	1,830.4	36.1%	1,705.3	36.7%
Selling, general and administrative expenses	1,341.7	28.3%	1,333.2	26.3%	1,176.9	25.3%
Loss on sale of Polo Jeans Company business	45.1	1.0%	-	-	-	-
Trademark impairments	50.2	1.1%	-	-	-	-
Goodwill impairment	441.2	9.3%	-	-	-	-

Operating (loss) income	(166.7)	(3.5%)	497.2	9.8%	528.4	11.4%
Interest income	3.5	0.1%	1.1	0.0%	1.9	0.0%
Interest expense and financing costs	58.2	1.2%	76.2	1.5%	51.2	1.1%
Gain on sale of stock in Rubicon Retail Limited	17.4	0.4%	-	-	-	-
Equity of earnings of unconsolidated affiliates	4.5	0.1%	3.2	0.1%	3.8	0.1%

(Loss) income before provision for income taxes	(199.5)	(4.2%)	425.3	8.4%	482.9	10.4%
(Benefit) provision for income taxes	(53.5)	(1.1%)	151.0	3.0%	181.1	3.9%

(Loss) income before cumulative effect of change in accounting principle	(146.0)	(3.1%)	274.3	5.4%	301.8	6.5%
Cumulative effect of change in accounting for share-based payments, net of tax	1.9	0.0%	-	-	-	-

Net (loss) income	$(144.1)	(3.0%)	$ 274.3	5.4%	$ 301.8	6.5%

Percentage totals may not agree due to rounding.

2006 Compared to 2005

        Revenues. Total revenues for 2006 were $4.74 billion compared to $5.07 billion for 2005, a decrease of 6.5%.

        Revenues by segment were as follows:

(In millions)	2006	2005	Increase (Decrease)	Percent Change
Wholesale better apparel	$ 1,127.4	$ 1,438.2	$(310.8)	(21.6%)
Wholesale moderate apparel	1,142.0	1,265.2	(123.2)	(9.7%)
Wholesale footwear and accessories	941.1	978.6	(37.5)	(3.8%)
Retail	1,477.9	1,332.6	145.3	10.9%
Licensing and other	54.4	59.6	(5.2)	(8.7%)

Total revenues	$ 4,742.8	$ 5,074.2	$(331.4)	(6.5%)

        Wholesale better apparel revenues decreased primarily due to the sale of the Polo Jeans Company business ($278.9 million of the decrease) and the discontinuance of our Easy Spirit and Jones New York Country apparel lines. Decreases in shipments of our Jones New York Sport product line were partially offset by increased shipments of our Nine West apparel product line.

        Wholesale moderate apparel revenues decreased primarily due to decreased shipments of our l.e.i., Joneswear, Nine & Co., Norton McNaughton and Bandolino product lines (primarily to J.C. Penney Company, Inc., Sears Holding Corporation and Kohl's Corporation) and the discontinuance of our A|Line, Joneswear Jeans, C.L.O.T.H.E.S. and Latina product lines (primarily sold at J.C. Penney Company, Inc. and Sears Holding Corporation locations). These decreases were partially offset by increased shipments of our Gloria Vanderbilt and GLO product lines and increased shipments of private label products, including the new Duckhead product line.

        Wholesale footwear and accessories revenues decreased due to decreased shipments of our Nine West accessory and costume jewelry product lines and our Enzo Angiolini, Sam & Libby and Easy Spirit footwear product lines (primarily to Federated Department Stores Inc. and Dillard's Inc.) as well as the discontinuance of the Bandolino, l.e.i. and licensed Tommy Hilfiger costume jewelry product lines, partially offset by increased shipments of our Anne Klein and Circa Joan & David footwear product lines and an increase in our international footwear business.

        Retail revenues increased due to both new store openings and a 4.7% increase in comparable store sales (comparable stores are stores that have been open for a full year, are not scheduled to close in the current period and are not scheduled for an expansion or downsize by more than 25% or relocation to a different street or mall). We began 2006 with 1,086 retail locations and had a net increase of 46 locations during the period to end the period with 1,132 locations.

        Revenues for 2006 also include $17.4 million of service fees charged to Polo under a short-term transition service agreement entered into with Polo at the time of the sale of the Polo Jeans Company business. These revenues are based on contractual monthly and per-unit fees as set forth in the agreement. Of this amount, $11.7 million was recorded in the wholesale better apparel segment, $3.1 million was recorded in the wholesale moderate apparel segment and $2.6 million was recorded in the licensing and other segment.

        Gross Profit. The gross profit margin was 36.1% for both 2006 and 2005.

        Wholesale better apparel gross profit margins were 36.5% and 34.6% for 2006 and 2005, respectively. The increase was due to lower levels of sales to off-price retailers, lower production costs and lower levels of air freight, partially offset by reduced sales of higher-margin Polo Jeans Company products as a result of the sale of the Polo Jeans Company business.

        Wholesale moderate apparel gross profit margins were 21.2% and 23.0% for 2006 and 2005, respectively. Increased margins in our Gloria Vanderbilt and GLO product lines were offset by higher levels of sales to off-price retailers, higher levels of air freight and excess capacity in our Mexican manufacturing operations.

        Wholesale footwear and accessories gross profit margins were 28.6% and 31.0% for 2006 and 2005, respectively. The decrease was a result of lower net sales in the higher-margin wholesale jewelry business, higher net sales in our lower-margin international business, higher levels of air freight and sales to off-price retailers, markdowns related to the discontinuance of the licensed Tommy Hilfiger jewelry line in the current period and writedowns of excess inventory in our direct selling jewelry and accessory business.

        Retail gross profit margins were 48.8% and 50.1% for 2006 and 2005, respectively. The decrease was the result of a higher level of promotional activity in our footwear and accessories stores, the liquidation of excess inventory and increased sales in our lower-margin Barneys stores in the current period.

        SG&A Expenses. SG&A expenses were $1.34 billion in 2006 and $1.33 billion in 2005. Decreases due to the sale of the Polo Jeans Company business, headcount reductions as a result of the strategic review and lower levels of advertising in the current period were offset by increased expenses resulting from the opening of new retail stores, $4.3 million recorded in the wholesale better apparel segment in the current period related to the closing of the Secaucus warehouse, $1.2 million recorded in the retail segment related to the closing of our Stein Mart retail locations, $2.3 million recorded in the wholesale moderate apparel segment related to the closing of our Mexican production facilities and $10.0 million recorded in the wholesale footwear and accessories segment related to the termination of a former executive officer and the settlement of litigation concerning a license agreement. SG&A expenses for 2006 also included $2.6 million in the retail segment and $0.9 million recorded in the licensing, other and eliminations segment related to the termination of the former executive officer. SG&A expenses for 2005 included approximately $3.1 million as a result of an arbitration award to a former employee, approximately $3.6 million related to the closing of our Bristol warehouse facility and $1.7 million related to the denim restructuring in the wholesale moderate apparel segment, offset by one-time gains of $5.1 million in the better wholesale apparel segment as a result of a recovery of unauthorized markdown allowances from Saks Incorporated (relating to sales made by Kasper prior to the date of acquisition) and $5.2 million in the retail segment from a landlord repurchase of a retail store operating lease.

        Impairment Losses and Other Items. As a result of our 2006 impairment analysis, we determined that the goodwill balance existing in our wholesale moderate apparel segment was impaired as a result of continuing decreases in projected revenues and profitability for our Norton McNaughton, l.e.i. and certain other moderate apparel brands as well as changes in business strategy with respect to our Norton McNaughton brand. Accordingly, we recorded an impairment charge of $441.2 million. As a result of continuing decreases in projected revenues for our Norton McNaughton brand, our Albert Nipon better apparel brand, our Westies and Sam & Libby footwear brands and our Richelieu costume jewelry brand, we also recorded trademark impairment charges of $50.2 million. During 2006, we also recorded a $17.4 million gain (net of associated costs) upon the sale of stock in Rubicon Retail Limited (see "Gain on Sale of Stock in Rubicon Retail Limited" in Notes to Consolidated Financial Statements).

        Operating (Loss) Income. The resulting operating loss for 2006 was $166.7 million compared to operating income of $497.2 million for 2005, due to the factors described above and the loss of the sale of the Polo Jeans Company business.

        Net Interest Expense. Net interest expense was $54.7 million in 2006 compared to $75.1 million in 2005. The decrease was primarily the result of lower average borrowings during 2006 and the redemption at maturity of our 7.875% Senior Notes in June 2006.

        (Benefit) Provision for Income Taxes. The effective income tax rate was 26.7% for 2006 and 35.5% for 2005. The difference was primarily driven by the net tax effects associated with the sale of the Polo Jeans Company business, the goodwill impairment, the litigation settlement and the gain on the sale of stock in Rubicon Retail Limited. Without the effects of the Polo Jeans Company sale, the goodwill impairment, the litigation settlement and the gain on the sale of stock in Rubicon Retail Limited, the effective tax rate for 2006 was 34.4%. The change from 2005 to 2006 was primarily driven by favorable resolutions of the 2001 to 2003 federal and various state income tax audits that resulted in the reversal of $8.6 million of prior income tax accruals.

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

        Net (Loss) Income and (Loss) Earnings Per Share. Net loss was $144.1 million in 2006 compared to net income of $274.3 million earned in 2005. Diluted (loss) earnings per share for 2006 was $(1.30) compared to $2.30 for 2005, on 7.2% fewer shares outstanding.

2005 Compared to 2004

        Revenues. Total revenues for 2005 were $5.07 billion compared to $4.65 billion for 2004, an increase of 9.1%.

        Revenues by segment were as follows:

(In millions)	2005	2004	Increase (Decrease)	Percent Change
Wholesale better apparel	$ 1,438.2	$ 1,493.2	$(55.0)	(3.7%)
Wholesale moderate apparel	1,265.2	1,315.3	(50.1)	(3.8%)
Wholesale footwear and accessories	978.6	1,002.4	(23.8)	(2.4%)
Retail	1,332.6	780.3	552.3	70.8%
Licensing and other	59.6	58.5	1.1	1.9%

Total revenues	$ 5,074.2	$ 4,649.7	$ 424.5	9.1%

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

Liquidity and Capital Resources

        Our principal capital requirements have been to fund acquisitions, pay dividends, working capital needs, capital expenditures and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations and expansion. As of December 31, 2006, total cash and cash equivalents were $71.5 million, an increase of $36.6 million from the $34.9 million reported as of December 31, 2005.

        Operating activities provided $423.9 million, $427.4 million and $461.9 million in 2006, 2005 and 2004, respectively.

        The $3.5 million decrease from 2005 to 2006 was primarily the result of lower operating income before non-cash impairment charges offset by changes in certain components of working capital. Accounts receivable decreased in 2006 compared to an increase in 2005, primarily as a result of lower wholesale moderate apparel sales in the current period and the effects of the sale of the Polo Jeans Company business. Accounts payable and accrued expenses and other current liabilities experienced increases in 2006 compared to decreases in 2005, primarily as a result of accruals for property, plant and equipment related to new store openings and computer systems and changes in payment terms to certain vendors. These effects were offset by a decrease in taxes payable in 2006 compared to an increase in 2005, primarily as a result of the payment of federal and state audit settlements and the reversal of prior years' income tax audit accruals in the current period and lower estimated federal tax payments in the prior period resulting from tax deductions arising from the Barneys acquisition, and an increase in inventories in 2006 compared to a decrease in 2005, primarily the result of new store openings in 2006 and anticipated sales growth for early 2007.

        The change from 2004 to 2005 was primarily due to the lower net income recorded in 2005. There were no significant changes to working capital, accounts receivable or inventory from 2004 to 2005.

        Investing activities provided $197.6 million in 2006 and used $88.6 million and $629.4 million in 2005 and 2004, respectively. The changes were primarily due to cash received from the sale of the Polo Jeans Company business offset by higher capital expenditures for Barneys store openings and computer systems in 2006 and the cash paid for the acquisitions of Maxwell and Barneys in 2004. Capital expenditures, which amounted to $170.5 million in 2006, are expected to be approximately $130 million for 2007, primarily for retail store construction and remodeling and the implementation of new computer systems.

        Financing activities used $584.8 million in 2006, primarily to redeem at maturity our outstanding 7.875% Senior Notes due 2005 at par on June 15, 2006 (for a total payment of $225.0 million), repurchase our common stock and pay dividends to our common shareholders and repay $29.5 million of net borrowings under our Senior Credit Facilities.

        Financing activities used $348.4 million in 2005, primarily to redeem at maturity our outstanding 8.375% Senior Notes due 2005 at par on August 15, 2005 (for a total payment of $129.6 million) and repurchase our common stock and pay dividends to our common shareholders, offset by $60.3 million in net borrowings under our Senior Credit Facilities.

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

        We repurchased $306.2 million, $235.2 million and $194.9 million of our common stock on the open market during 2006, 2005 and 2004, respectively. As of December 31, 2006, a total of $1.4 billion had been expended under announced programs to acquire such shares and there were no amounts remaining under any uncompleted programs. On February 13, 2007, our Board of Directors authorized an additional $300 million for future stock repurchases. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition. Proceeds from the issuance of common stock to our employees exercising stock options amounted to $32.4 million, $13.4 million and $35.5 million in 2006, 2005 and 2004, respectively.

        At December 31, 2006, we had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.75 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for a $1.0 billion five-year revolving credit facility that expires in June 2009 and a $750.0 million five-year revolving credit facility that expires in June 2010. At December 31, 2006, $355.7 million was outstanding under the credit facility that expires in June 2009 (comprised of $100.0 million in cash borrowings and $255.7 million in outstanding letters of credit) and no amounts were outstanding under the credit facility that expires in June 2010. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require us to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on our ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers and pay dividends.

        At December 31, 2006, we also had a C$10.0 million unsecured line of credit in Canada, under which C$0.2 million of letters of credit were outstanding.

        On July 19, 2006, Moody's lowered our senior long term debt rating to Baa3 from Baa2. On July 28, 2006, Standard & Poor's lowered our corporate credit rating to BBB- from BBB. At the time of these respective downgrades, we remained under review by both rating agencies. On October 16, 2006, Moody's completed its review, confirming their Baa3 rating and assigning us a stable outlook. On November 2, 2006, Standard & Poor's completed its review, confirming their BBB- rating and assigning us a negative outlook. These downgrades will increase the margin over the floating interest rate charged under our Senior Credit Facilities and could impact our cost of accessing the capital markets in the future.

        We recorded pension liability adjustments of $2.0 million, $0.2 million and $2.6 million in 2006, 2005 and 2004, respectively, to other comprehensive income resulting primarily from the amortization of actuarial losses during 2006, lower than expected returns on our plan assets and the lowering of the discount rate from 6.1% to 5.8% in 2004. Our plans are currently underfunded by a total of $15.9 million. As the benefits under our defined benefit plans are frozen with respect to service credits, the effects on future pension expense are not anticipated to be material to our results of operations or to our liquidity.

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

        On February 14, 2007, we announced that the Board of Directors had declared a quarterly cash dividend of $0.14 per share to all common stockholders of record as of March 2, 2007 for payment on March 16, 2007.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements within the meaning of SEC Regulation S-K Item 303(a)(4).

Contractual Obligations and Contingent Liabilities and Commitments

        The following is a summary of our significant contractual obligations for the periods indicated that existed as of December 31, 2006, and, except for purchase obligations and other long-term liabilities, is based on information appearing in the Notes to Consolidated Financial Statements (amounts in millions).

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$ 753.8	$ -	$ 253.8	$ -	$ 500.0
Interest on long-term debt	558.7	39.1	76.3	56.2	387.1
Short-term borrowings (1)	100.0	100.0	-	-	-
Capital lease obligations	59.5	6.6	12.0	9.8	31.1
Operating lease obligations (2)	1,100.8	155.0	272.5	226.6	446.7
Purchase obligations (3)	917.9	910.6	7.3	-	-
Minimum royalty payments (4)	2.6	1.3	1.3	-	-
Capital expenditure commitments (5)	97.3	94.0	3.3	-	-
Deferred compensation	11.9	11.9	-	-	-
Other long-term liabilities	129.0	2.5	19.0	15.9	91.6

Total contractual obligations	$ 3,731.5	$ 1,321.0	$ 645.5	$ 308.5	$ 1,456.5

(1)	Excludes interest payments.
(2)	Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating $31.8 million.
(3)	Includes outstanding letters of credit of $255.9 million, which primarily represent inventory purchase commitments which typically mature in two to six months.
(4)	Under exclusive licenses to manufacture certain items under trademarks not owned by us pursuant to various license agreements, we are obligated to pay the licensors a percentage of our net sales of these licensed products, subject to minimum scheduled royalty and advertising payments.

(5)	Net of $19.0 million expected to be recovered through landlord construction allowances in 2007.

        We have a joint venture with Sutton Developments Pty. Ltd. ("Sutton") to operate retail locations in Australia. We have unconditionally guaranteed up to $7.0 million of borrowings under the joint venture's uncommitted credit facility and up to $0.4 million of presettlement risk associated with foreign exchange transactions. Sutton is required to reimburse us for 50% of any payments made under these guarantees. At December 31, 2006, the outstanding balance subject to these guarantees was approximately $0.8 million.

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

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)," which requires a business entity to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires a business entity to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. As our defined benefit pension plans are currently underfunded and benefits are either frozen or increase only though interest credits, the adoption of SFAS No. 158 did not have a material impact on our results of operations or our financial position.

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

Interest Rates

        Our primary interest rate exposures relate to our fixed and variable rate debt. The potential decrease in fair value of our fixed rate long-term debt instruments resulting from a hypothetical 10% adverse change in interest rates was approximately $63.1 million at December 31, 2006.

        The primary interest rate exposures on floating rate financing arrangements are with respect to United States and Canadian short-term rates. We had approximately $1.8 billion in variable rate financing arrangements at December 31, 2006. As of December 31, 2006, a hypothetical immediate 10% adverse change in interest rates, as they relate to the cash borrowings then outstanding under our variable rate financial instruments, would have a $0.6 million unfavorable impact over a one-year period on our earnings and cash flows.

Foreign Currency Exchange Rates

        We are exposed to market risk related to changes in foreign currency exchange rates. We have assets and liabilities denominated in certain foreign currencies and purchase products from foreign suppliers who require payment in funds other than the U.S. Dollar. At December 31, 2006, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total of US $27.3 million at a weighted-average exchange rate of 1.1109 through December 2007, US $40.0 million for Euros at a weighted-average exchange rate of 1.2854 through January 2008 and US $0.75 million for British Pounds at a weighted-average exchange rate of 1.8520 through September 2007. We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. We are exposed to credit-related losses if the counterparty to a financial instrument fails to perform its obligation. However, we do not expect the counterparties, which presently have high credit ratings, to fail to meet their obligations.

        For further information see "Derivatives" and "Financial Instruments" in the Notes to Consolidated Financial Statements.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

February 20, 2007

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

        In order to ensure that our internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for our financial reporting as of December 31, 2006. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as COSO. Our assessment included the documentation and understanding of our internal control over financial reporting. We have evaluated the design effectiveness and tested the operating effectiveness of internal controls to form our conclusion.

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

        BDO Seidman, LLP, the independent registered public accountants who audit our financial statements, has reported on management's assertion with respect to the effectiveness of our internal control over financial reporting as of December 31, 2006.

Peter Boneparth President and Chief Executive Officer	Efthimios P. Sotos Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Jones Apparel Group, Inc.
Bristol, Pennsylvania

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Jones Apparel Group, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        In our opinion, management's assessment that Jones Apparel Group, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jones Apparel Group, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 20, 2007 expressed an unqualified opinion.

New York, New York
February 20, 2007

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Jones Apparel Group, Inc.
Bristol, Pennsylvania

        We have audited the accompanying consolidated balance sheets of Jones Apparel Group, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Apparel Group, Inc. and Subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Jones Apparel Group, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 20, 2007 expressed an unqualified opinion thereon.

New York, New York
February 20, 2007

Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in millions except per share data)

December 31,	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 71.5	$ 34.9
Accounts receivable	411.6	458.4
Inventories	636.3	650.0
Deferred taxes	70.0	52.5
Prepaid expenses and other current assets	89.2	88.5

TOTAL CURRENT ASSETS	1,278.6	1,284.3
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization	384.8	312.1
GOODWILL	1,299.3	2,097.3
OTHER INTANGIBLES, at cost, less accumulated amortization	771.6	827.5
OTHER ASSETS	52.7	56.6

	$ 3,787.0	$ 4,577.8

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$ 100.0	$ 129.5
Current portion of long-term debt and capital lease obligations	4.1	227.8
Accounts payable	315.5	256.5
Income taxes payable	12.7	54.2
Accrued employee compensation and benefits	52.3	51.0
Accrued expenses and other current liabilities	130.8	117.5

TOTAL CURRENT LIABILITIES	615.4	836.5

NONCURRENT LIABILITIES:
Long-term debt	752.8	752.6
Obligations under capital leases	35.8	37.2
Deferred taxes	42.4	175.9
Other	129.0	109.2

TOTAL NONCURRENT LIABILITIES	960.0	1,074.9

TOTAL LIABILITIES	1,575.4	1,911.4

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-	-
Common stock, $.01 par value - shares authorized 200.0; issued 153.2 and 151.4	1.5	1.5
Additional paid-in capital	1,320.0	1,269.4
Retained earnings	2,226.4	2,426.2
Accumulated other comprehensive loss	(5.9)	(6.5)
Less treasury stock, 45.3 and 35.5 shares, at cost	(1,330.4)	(1,024.2)

TOTAL STOCKHOLDERS' EQUITY	2,211.6	2,666.4

	$ 3,787.0	$ 4,577.8

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Operations
(All amounts in millions except per share data)

Year Ended December 31,	2006	2005	2004
Net sales	$ 4,669.9	$ 5,014.6	$ 4,592.6
Licensing income (net)	51.8	59.6	57.1
Service and other revenue	21.1	-	-

Total revenues	4,742.8	5,074.2	4,649.7
Cost of goods sold	3,031.3	3,243.8	2,944.4

Gross profit	1,711.5	1,830.4	1,705.3
Selling, general and administrative expenses	1,341.7	1,333.2	1,176.7
Loss on sale of Polo Jeans Company business	45.1	-	-
Trademark impairments	50.2	-	0.2
Goodwill impairment	441.2	-	-

Operating (loss) income	(166.7)	497.2	528.4
Interest income	3.5	1.1	1.9
Interest expense and financing costs	58.2	76.2	51.2
Gain on sale of stock in Rubicon Retail Limited	17.4	-	-
Equity in earnings of unconsolidated affiliates	4.5	3.2	3.8

(Loss) income before provision for income taxes	(199.5)	425.3	482.9
(Benefit) provision for income taxes	(53.5)	151.0	181.1

(Loss) income before cumulative effect of change in accounting principle	(146.0)	274.3	301.8
Cumulative effect of change in accounting for share-based payments, net of tax	1.9	-	-

Net (loss) income	$(144.1)	$ 274.3	$ 301.8

(Loss) earnings per share
Basic
(Loss) income before cumulative effect of change in accounting principle	$(1.32)	$2.33	$2.44
Cumulative effect of change in accounting for share-based payments, net of tax	0.02	-	-

Basic (loss) earnings per share	$(1.30)	$2.33	$2.44

Diluted
(Loss) income before cumulative effect of change in accounting principle	$(1.32)	$2.30	$2.39
Cumulative effect of change in accounting for share-based payments, net of tax	0.02	-	-

Diluted (loss) earnings per share	$(1.30)	$2.30	$2.39

Weighted average common shares outstanding
Basic	110.6	118.0	123.6
Diluted	110.6	119.2	126.5

Dividends declared per share	$0.50	$0.44	$0.36

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity
(All amounts in millions except per share data)

	Number of common shares outstanding	Total stock- holders' equity	Common stock	Additional paid-in capital	Retained earnings	Accumu- lated other compre- hensive income (loss)	Treasury stock
Balance, January 1, 2004	126.2	$ 2,537.8	$ 1.5	$ 1,179.4	$ 1,947.2	$ 3.8	$ (594.1)
Year ended December 31, 2004:
Comprehensive income:
Net income	-	301.8	-	-	301.8	-	-
Minimum pension liability adjustment, net of $1.0 tax	-	(1.6)	-	-	-	(1.6)	-
Change in fair value of cash flow hedges	-	(0.1)	-	-	-	(0.1)	-
Reclassification adjustment for hedge gains and losses included in net income, net of $6.9 tax	-	(4.3)	-	-	-	(4.3)	-
Foreign currency translation adjustments	-	3.0	-	-	-	3.0	-

Total comprehensive income		298.8

Issuance of restricted stock to employees, net of forfeitures	0.1	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	16.5	-	16.5	-	-	-
Exercise of employee stock options	1.4	35.5	-	35.5	-	-	-
Excess tax benefit derived from exercise of employee stock options and vesting of restricted stock	-	5.0	-	5.0	-	-	-
Dividends on common stock ($0.36 per share)	-	(44.8)	-	-	(44.8)	-	-
Treasury stock acquired	(5.5)	(194.9)	-	-	-	-	(194.9)

Balance, December 31, 2004	122.2	2,653.9	1.5	1,236.4	2,204.2	0.8	(789.0)
Year ended December 31, 2005:
Comprehensive income:
Net income	-	274.3	-	-	274.3	-	-
Minimum pension liability adjustment	-	0.2	-	-	-	0.2	-
Change in fair value of cash flow hedges, net of $1.5 tax	-	(2.3)	-	-	-	(2.3)	-
Reclassification adjustment for hedge gains and losses included in net income, net of $1.8 tax	-	(2.8)	-	-	-	(2.8)	-
Foreign currency translation adjustments	-	(2.4)	-	-	-	(2.4)	-

Total comprehensive income		267.0

Issuance of restricted stock to employees, net of forfeitures	0.7	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	18.3	-	18.3	-	-	-
Exercise of employee stock options	0.6	13.4	-	13.4	-	-	-
Excess tax benefit derived from exercise of employee stock options and vesting of restricted stock	-	1.3	-	1.3	-	-	-
Dividends on common stock ($0.44 per share)	-	(52.3)	-	-	(52.3)	-	-
Treasury stock acquired	(7.6)	(235.2)	-	-	-	-	(235.2)

Balance, December 31, 2005	115.9	2,666.4	1.5	1,269.4	2,426.2	(6.5)	(1,024.2)
Year ended December 31, 2006:
Comprehensive loss:
Net loss	-	(144.1)	-	-	(144.1)	-	-
Pension and postretirement liability adjustments, net of $0.7 tax	-	(1.1)	-	-	-	(1.1)	-
Change in fair value of cash flow hedges, net of $1.5 tax	-	2.1	-	-	-	2.1	-
Reclassification adjustment for hedge gains and losses included in net loss, net of $0.6 tax	-	(1.1)	-	-	-	(1.1)	-
Foreign currency translation adjustments	-	0.7	-	-	-	0.7	-

Total comprehensive loss		(143.5)

Cumulative effect of change in accounting for share-based payments	-	(3.1)	-	(3.1)	-	-	-
Issuance of restricted stock to employees, net of forfeitures	0.5	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	17.9	-	17.9	-	-	-
Exercise of employee stock options	1.3	32.4	-	32.4	-	-	-
Excess tax benefit derived from exercise of employee stock options and vesting of restricted stock	-	3.4	-	3.4	-	-	-
Dividends on common stock ($0.50 per share)	-	(55.7)	-	-	(55.7)	-	-
Treasury stock acquired	(9.8)	(306.2)	-	-	-	-	(306.2)

Balance, December 31, 2006	107.9	$ 2,211.6	$ 1.5	$ 1,320.0	$ 2,226.4	$ (5.9)	$ (1,330.4)

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows
(All amounts in millions)

Year Ended December 31,	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(144.1)	$ 274.3	$ 301.8

Adjustments to reconcile net (loss) income to net cash provided by operating activities, net of acquisitions and sale of Polo Jeans Company business:
Loss on sale of Polo Jeans Company business	45.1	-	-
Gain on sale of stock in Rubicon Retail Limited	(17.4)	-	-
Cumulative effect of change in accounting for share-based payments	(3.1)	-	-
Impairment losses on property, plant and equipment	8.6	-	-
Trademark impairments	50.2	-	0.2
Goodwill Impairment	441.2	-	-
Amortization of original issue discount	-	-	1.3
Depreciation and other amortization	105.2	102.8	107.7
Equity in earnings of unconsolidated affiliates	(4.5)	(3.2)	(3.8)
Dividends received from unconsolidated affiliates	-	1.3	2.0
Provision for losses on accounts receivable	0.6	1.2	(0.8)
Deferred taxes	(152.8)	42.8	52.8
Loss on repurchase of Zero Coupon Convertible Senior Notes	-	-	8.4
Losses on sales of property, plant and equipment	1.8	5.0	3.8
Other items, net	0.8	(2.2)	-
Changes in operating assets and liabilities:
Accounts receivable	46.3	(11.1)	7.0
Inventories	(16.2)	14.5	34.8
Prepaid expenses and other current assets	14.4	(1.4)	(10.5)
Other assets	2.3	4.0	(2.6)
Accounts payable	58.9	(3.1)	(14.7)
Income taxes payable	(41.5)	24.3	22.9
Accrued expenses and other current liabilities	16.2	(26.6)	(40.2)
Other liabilities	11.9	4.8	(8.2)

Total adjustments	568.0	153.1	160.1

Net cash provided by operating activities	423.9	427.4	461.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of Polo Jeans Company business	350.6	-	-
Acquisition of Maxwell, net of cash acquired	-	-	(273.5)
Acquisition of Barneys, net of cash acquired	-	(4.1)	(261.9)
Acquisition of Kasper, net of cash acquired	-	-	(37.9)
Capital expenditures	(170.5)	(87.5)	(56.6)
Net cash received on sale of stock in Rubicon Retail Limited	17.4	-	-
Acquisition of intangibles	-	(0.1)	(1.2)
Capital contributions to unconsolidated affiliates	-	(0.7)	-
Proceeds from sales of property, plant and equipment	0.1	3.6	1.7
Other	-	0.2	-

Net cash provided by (used in) investing activities	197.6	(88.6)	(629.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of 4.25% Senior Notes, net of discount and debt issuance costs	-	-	248.1
Issuance of 5.125% Senior Notes, net of discount and debt issuance costs	-	-	248.1
Issuance of 6.125% Senior Notes, net of discount and debt issuance costs	-	-	247.3
Redemption of Zero Coupon Convertible Senior Notes	-	-	(446.6)
Redemption at maturity of 7.50% Senior Notes	-	-	(175.0)
Redemption at maturity of 8.375% Senior Notes	-	(129.6)	-
Redemption at maturity of 7.875% Senior Notes	(225.0)	-	-
Redemption of Barneys 9% Senior Secured Notes, including premiums and fees	-	-	(112.7)
Net (repayment) borrowing under credit facilities	(29.5)	60.3	69.2
Purchases of treasury stock	(306.2)	(235.2)	(201.5)
Proceeds from exercise of employee stock options	32.4	13.4	35.5
Dividends paid	(55.7)	(52.3)	(44.8)
Proceeds from termination of interest rate hedges	-	-	0.2
Debt issuance costs	-	(0.6)	-
Principal payments on capital leases	(4.2)	(4.4)	(5.9)
Excess tax benefits from share-based payment arrangement	3.4	-	-

Net cash used in financing activities	(584.8)	(348.4)	(138.1)

EFFECT OF EXCHANGE RATES ON CASH	(0.1)	(0.5)	0.6

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36.6	(10.1)	(305.0)
CASH AND CASH EQUIVALENTS, BEGINNING	34.9	45.0	350.0

CASH AND CASH EQUIVALENTS, ENDING	$ 71.5	$ 34.9	$ 45.0

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

        We design, contract for the manufacture of and market a broad range of women's collection sportswear, suits and dresses, casual sportswear and jeanswear for women and children, and women's footwear and accessories. We sell our products through a broad array of distribution channels, including better specialty and department stores and mass merchandisers, primarily in the United States and Canada. We also operate our own network of luxury, retail and factory outlet stores. In addition, we license the use of several of our brand names to select manufacturers and distributors of women's and men's apparel and accessories worldwide.

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

        The derivatives we use in our risk management strategies are highly effective hedges because all the critical terms of the derivative instruments match those of the hedged item. On the date the derivative contract is entered into, we designate the derivative as either a fair value hedge or a cash flow hedge. Changes in derivative fair values that are designated as fair value hedges are recognized in earnings as offsets to the changes in fair value of the related hedged assets and liabilities. Changes in derivative fair values that are designated as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income until the associated hedged transactions impact the income statement, at which time the deferred gains and losses are reclassified to either cost of sales for inventory purchases or to SG&A expenses for all other items. Any ineffective portion of a hedging derivative's change in fair value will be immediately recognized in SG&A expenses. Differentials to be paid or received under interest rate contracts are recognized in income over the life of the contracts as adjustments to interest expense. Gains or losses generated from the early termination of interest rate contracts and treasury locks are amortized to earnings over the remaining terms of the contracts as adjustments to interest expense. The fair values of the derivatives, which are based on quoted market prices, are reported as other current assets or accrued expenses and other current liabilities, as appropriate.

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

Inventories and Cost of Sales
        Inventories are valued at the lower of cost or market. Approximately 55%, 28% and 17% of inventories were determined by using the FIFO (first in, first out), weighted average cost and retail methods of valuation, respectively, as of December 31, 2006 and approximately 57%, 30% and 13% of inventories were determined by using the FIFO, weighted average cost and retail methods of valuation, respectively, as of December 31, 2005. We reduce the carrying cost of inventories for obsolete or slow moving items as necessary to properly reflect inventory value. The cost elements included in inventory consist of all direct costs of merchandise (net of purchase discounts and vendor allowances), allocated overhead (primarily design and indirect production costs), inbound freight and merchandise acquisition costs such as commissions and import fees.

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

Foreign Currency Translation
        The financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period. Gains and losses resulting from translation are accumulated in a separate component of stockholders' equity. Where the local currency of a foreign subsidiary is not its functional currency, financial statements are translated at either current or historical exchange rates, as appropriate. These adjustments, along with gains and losses on currency transactions, are reflected in the consolidated statements of operations. Net foreign currency losses reflected in the consolidated statements of operations were $0.4 million, $1.2 million and $1.9 million in 2006, 2005 and 2004, respectively.

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

Advertising Expense
        We record national advertising campaign costs as an expense when the advertising takes place and we expense advertising production costs as incurred, net of reimbursements for cooperative advertising. Advertising costs associated with our cooperative advertising programs are accrued as the related revenues are recognized. Net advertising expense was $92.1 million, $80.6 million and $77.6 million in 2006, 2005 and 2004, respectively.

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

        The following options to purchase shares of common stock were outstanding during a portion of 2005 and 2004 but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares and, therefore, would be antidilutive. For 2006, none of the options outstanding were included in the computation of diluted earnings per share due to the net loss for the year.

	2005	2004
Number of options (in millions)	9.6	3.9
Weighted average exercise price	$33.57	$37.44

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

        In December 2004, the FASB issued a revision of SFAS No. 123, "Share-Based Payment" (hereinafter referred to as "SFAS No. 123R"), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. We adopted SFAS No. 123R on January 1, 2006 using the modified prospective application option. As a result, the compensation cost for the portion of awards we granted before January 1, 2006 for which the requisite service had not been rendered and that were outstanding as of January 1, 2006 will be recognized as the remaining requisite service is rendered. In addition, the adoption of SFAS No. 123R required us to change from recognizing the effect of forfeitures as they occur to estimating the number of outstanding instruments for which the requisite service is not expected to be rendered. As a result, we recorded a pretax gain of $3.1 million on January 1, 2006, which is reported as a cumulative effect of a change in accounting principle. We were also required to change the amortization period for employees eligible to retire from the period over which the awards vest to the period from the grant date to the date the employee is eligible to retire. The adoption of SFAS No. 123R did not have a material effect on our results of operations or our financial position. Concurrently with the adoption of SFAS No. 123R, we have shifted the composition of our share-based compensation awards towards the use of restricted shares and away from the use of employee stock options.

        Had we elected to adopt the fair value approach of SFAS No. 123 upon its effective date, our net income for 2005 and 2004 would have decreased accordingly. Both the stock-based employee compensation cost included in the determination of net income as reported and the stock-based employee compensation cost that would have been included in the determination of net income if the fair value based method had been applied to all awards, as well as the resulting pro forma net income and earnings per share using the fair value approach, are presented in the following table. These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. For further information, see "Stock Options and Restricted Stock."

Year Ended December 31,	2005	2004
(In millions except per share data)

Net income - as reported	$ 274.3	$ 301.8
Add: stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	11.9	10.3
Deduct: stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value-based method had been applied to all awards	(13.1)	(16.9)

Net income - pro forma	$ 273.1	$ 295.2

Basic earnings per share
As reported	$2.33	$2.44
Pro forma	$2.32	$2.39
Diluted earnings per share
As reported	$2.30	$2.39
Pro forma	$2.29	$2.34

Restricted Stock
        Compensation cost for restricted stock is measured as the excess, if any, of the quoted market price of our stock at the date the common stock is issued over the amount the employee must pay to acquire the stock. The compensation cost, net of projected forfeitures, is recognized over the period between the issue date and the date any restrictions lapse.

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

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)," which requires a business entity to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires a business entity to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. As our defined benefit pension plans are currently underfunded and benefits are either frozen or increase only though interest credits, the adoption of SFAS No. 158 did not have a material impact on our results of operations or our financial position.

ACCOUNTS RECEIVABLE AND SIGNIFICANT CUSTOMERS

        Accounts receivable consist of the following:

December 31,	2006	2005
(In millions)

Trade accounts receivable	$ 398.8	$ 459.1
Credit card receivable	49.1	40.5
Allowances for doubtful accounts, returns, discounts and co-op advertising	(36.3)	(41.2)

	$ 411.6	$ 458.4

        A significant portion of our sales are to retailers throughout the United States and Canada. We have one significant customer in our wholesale apparel and wholesale footwear and accessories operating segments. Federated Department Stores, Inc. accounted for approximately 18%, 19% and 25% of consolidated gross revenues for 2006, 2005 and 2004, respectively, and accounted for approximately 20% of accounts receivable at December 31, 2006.

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

        We assigned $40.3 million of the Maxwell purchase price to intangible assets based on independent, third-party appraisals. Of this amount, $24.7 million was assigned to registered trademarks that are not subject to amortization, $1.1 million was assigned to third-party license agreements, which had a useful life of approximately 18 months on the acquisition date, and $14.5 million was assigned to existing customer orders, which had a useful life of approximately eight months on the acquisition date.

        On December 20, 2004, we acquired 100% of the common stock of Barneys. Barneys is a luxury retailer that provides its customers with a wide variety of merchandise across a broad range of prices, including a diverse selection of Barneys branded merchandise. Barneys' preferred arrangements with established and emerging designers, combined with creative merchandising, store designs and displays, advertising campaigns, publicity events and emphasis on customer service, has positioned it as a leading retailer of men's and women's fashion, cosmetics, jewelry and home furnishings. Barneys complements its merchandise offerings from designers such as Giorgio Armani, Manolo Blahnik, Marc Jacobs, Prada, Jil Sander and Ermenegildo Zegna with a diverse selection of Barneys branded merchandise, including ready-to-wear apparel, handbags, shoes, dress shirts, ties and sportswear. Barneys branded merchandise is manufactured by independent third parties according to Barneys' specifications and is of comparable quality to the designer merchandise. Barneys operates in the retail segment.

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

        We assigned $67.7 million of the Barneys purchase price to intangible assets based on independent, third-party appraisals. Of this amount, $42.0 million was assigned to registered trademarks that are not subject to amortization, $4.0 million was assigned to a third-party license agreement, which had a useful life of approximately 31 years on the acquisition date, $1.2 million was assigned to credit cardholder relationships, which had a useful life of approximately 181 months on the acquisition date, $0.2 million was assigned to a customer database, which had a useful life of approximately 145 months on the acquisition date, and $20.3 million was assigned to favorable leases, which had a useful life of approximately 158 months on the acquisition date.

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

        On July 11, 2005, we announced that we had completed a comprehensive review of our denim manufacturing operations located in Mexico. The primary action plan arising from this review resulted in the closing of the laundry, assembly and distribution operations located in San Luis, Mexico (the "denim restructuring"). All manufacturing was consolidated into existing operations in Durango and Torreon, Mexico. A total of 3,170 employees were terminated as a result of the closure. We undertook a number of measures to assist affected employees, including severance and benefits packages. As a result of this consolidation, we expected that our manufacturing operations would perform more efficiently, thereby improving our operating performance.

        In connection with the denim restructuring, we recorded $11.4 million of net pre-tax costs (of which $12.1 million was recorded in 2005 and $0.7 million was reversed in 2006), which includes $5.1 million of one-time termination benefits, $3.2 million of losses on the sale of property, plant and equipment, $2.2 million of contract termination costs and $0.9 million of legal and other associated costs. Of these amounts, $10.1 million were reported as cost of sales and $1.3 million were reported as a selling, general and administrative expense in the wholesale moderate apparel segment. The restructuring was substantially completed during the fiscal quarter ended April 1, 2006.

        In December 2005, we closed our distribution center in Bristol, Pennsylvania. A total of 118 employees were affected by the closure. We recorded charges of $3.6 million and $0.4 million in 2005 and 2006, respectively, related to one-time termination benefits and other employee-related matters. These expenses are reported as selling, general and administrative expenses in the wholesale better apparel segment.

        On May 15, 2006, we announced the closing of our Secaucus, New Jersey warehouse to reduce excess capacity. In connection with the closing, we incurred $2.7 million of one-time termination benefits and associated employee costs for 211 employees and $1.6 million for cleanup costs and remaining rent payments. These expenses are reported as selling, general and administrative expenses in the wholesale better apparel segment. The restructuring was substantially completed in September 2006.

        On May 30, 2006, we announced the closing of our Stein Mart leased shoe departments, effective January 2007. In connection with the closing, we have accrued $1.2 million of one-time termination benefits and associated employee costs for an estimated 520 employees, which is reported as a selling, general and administrative expense in the retail segment.

        On September 12, 2006, we announced the closing of certain El Paso, Texas and Mexican operations related to the decision by Polo to discontinue the Polo Jeans Company product line (the "manufacturing restructuring") , which we produced for Polo subsequent to the sale of the Polo Jeans Company business to Polo in February 2006. In connection with the El Paso closing, we expect to incur $4.6 million of one-time termination benefits and associated employee costs for an estimated 129 employees and $0.6 million of other costs. Of this amount, $2.3 million is reported as a selling, general and administrative expense and $1.8 million is reported as a cost of sales in the wholesale moderate apparel segment during 2006, and the remaining $1.1 million will be accrued on a straight-line basis over the remaining period each employee is required to render service to receive the benefit. In connection with the Mexican closing, we expect to incur $3.0 million of one-time termination benefits and associated employee costs for an estimated 1,734 employees and $0.2 million of other costs. Of this amount, $2.8 million is reported as cost of sales in the wholesale moderate apparel segment, and the remaining $0.4 million will be recorded during the first fiscal quarter of 2007. In addition, we determined the estimated fair value of the property, plant and equipment employed in Mexico was less than its carrying value. As a result, we recorded an impairment loss of $8.6 million, which is also reported as cost of sales in the wholesale moderate apparel segment, with the estimated fair value of $5.2 million reclassified as assets held for sale and reported as part of prepaid expenses and other current assets. The closings will be substantially completed by the end of March 2007.

        The accrual of restructuring costs and liabilities, of which $5.1 million is included in accrued expenses and other current liabilities and $1.3 million is included in other noncurrent liabilities, is as follows:

(In millions)	Severance and other employee costs	Closing of retail stores and consolidation of facilities	Denim restructuring	Manufacturing restructuring	Total
Balance, January 1, 2004	$ 6.9	$ 3.7	$ -	$ -	$ 10.6
Net additions	16.9	17.4	-	-	34.3
Payments and reductions	(17.3)	(3.0)	-	-	(20.3)

Balance, December 31, 2004	6.5	18.1	-	-	24.6
Net additions (reversals)	2.9	(6.5)	9.0	-	5.4
Payments and reductions	(6.0)	(9.5)	(6.5)	-	(22.0)

Balance, December 31, 2005	3.4	2.1	2.5	-	8.0
Net additions (reversals)	4.3	1.6	(0.7)	6.9	12.1
Payments and reductions	(6.3)	(2.1)	(1.8)	(3.5)	(13.7)

Balance, December 31, 2006	$ 1.4	$ 1.6	$ -	$ 3.4	$ 6.4

        Estimated severance payments and other employee costs of $1.4 million accrued at December 31, 2006 relate to the remaining estimated severance for an estimated 524 employees at locations to be closed. Employee groups affected (totaling an estimated 988 employees) include administrative, warehouse and management personnel at locations closed or to be closed and retail personnel at the Stein Mart locations to be closed.

        The $4.3 million net addition in 2006 represents $2.7 million related to the closing of the Secaucus distribution center and $0.4 million of additional severance accruals related to the closing of the Bristol distribution center, which were recorded as selling, general and administrative expenses in the wholesale better apparel segment, and $1.2 million in severance accruals for the Stein Mart locations to be closed, which was recorded as a selling, general and administrative expense in the retail segment.

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

        During 2006, 2005 and 2004, $6.3 million, $6.0 million and $17.3 million, respectively, of the accrual were utilized (relating to partial or full severance and related costs for 729, 165 and 231 employees, respectively).

        The $1.6 million accrued at December 31, 2006 for the consolidation of facilities relates to expected costs to be incurred, including lease obligations, for closing certain acquired facilities in connection with consolidating their operations into our other existing facilities.

        The $1.6 million addition in 2006 represents costs related to the closing of the Secaucus distribution center, primarily to return the building to its original condition, which was recorded as a selling, general and administrative expense in the wholesale better apparel segment.

        The $6.5 million reversal in 2005 includes a $1.2 million adjustment related to the closing of a Maxwell facility and a $5.0 million adjustment related to the closing of a Kasper facility, both of which were recorded as reductions of goodwill, and a $0.3 million reduction related to the final settlement of the remaining lease for a previously-closed North Carolina distribution facility, which was recorded as a reduction of selling, general and administrative expenses in the wholesale better apparel segment.

        The $17.4 million addition for 2004 represents a $15.9 million accrual for the closing of certain Kasper and Maxwell facilities, which was recorded as an increase to goodwill, and a $1.7 million lease termination payment related to the prior closing of a North Carolina distribution facility offset by a $0.2 million reduction in accruals related to the prior closing of a Canadian facility, both of which were recorded as SG&A expenses in the wholesale better apparel segment.

        The details of the denim restructuring accruals are as follows:

(In millions)	One-time termination benefits	Contract termination costs	Other associated costs	Total denim restructuring
Balance, January 1, 2005	$ -	$ -	$ -	$ -
Additions	5.3	2.6	1.1	9.0
Payments and reductions	(4.9)	(1.0)	(0.6)	(6.5)

Balance, December 31, 2005	0.4	1.6	0.5	2.5
Reversals	(0.2)	(0.3)	(0.2)	(0.7)
Payments and reductions	(0.2)	(1.3)	(0.3)	(1.8)

Balance, December 31, 2006	$ -	$ -	$ -	$ -

        During 2006 and 2005, respectively, $0.2 million and $4.9 million of the termination benefits accrual were utilized (relating to costs for 18 and 3,098 employees, respectively).

        The details of the manufacturing restructuring accruals are as follows:

(In millions)	One-time termination benefits	Other associated costs	Total denim restructuring
Balance, January 1, 2006	$ -	$ -	$ -
Additions	6.1	0.8	6.9
Payments and reductions	(3.3)	(0.2)	(3.5)

Balance, December 31, 2006	$ 2.8	$ 0.6	$ 3.4

        The $3.4 million accrued at December 31, 2006 represents $2.8 million of one-time termination benefits for an estimated 99 employees and $0.6 million of legal fees and related costs. During 2006, $3.3 million of the termination benefits reserve was utilized (relating to partial or full severance for 1,703 employees).

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

        These matters were resolved by settlement dated January 22, 2006, which closed on February 3, 2006. In connection with this settlement, we entered into a Stock Purchase Agreement with Polo and certain of its subsidiaries with respect to the sale to Polo of all outstanding stock of Sun. We received gross proceeds of $355.0 million in connection with the sale and the settlement. Sun's assets and liabilities on the closing date primarily related to the Polo Jeans Company business, which Sun operated under long-term license and design agreements entered into with Polo in 1995. We retained distribution and product development facilities in El Paso, Texas, along with certain working capital items, including accounts receivable and accounts payable. In addition, as part of the agreements, we provided certain support services to Polo (including manufacturing, distribution and information technology) until January 2007 and we will continue to provide certain financial and administrative functions until March 2007. Service revenue related to these agreements recognized in the statement of operations is based on negotiated monthly amounts according to the terms of the agreements.

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

        Long-lived assets included in the sale include $2.0 million of net property, plant and equipment and $5.5 million of unamortized long-term prepaid marketing expenses. Net sales for the Polo Jeans Company business, which are reported under the wholesale better apparel segment, were $24.6 million, $303.5 million and $336.5 million for 2006, 2005 and 2004, respectively.

PROPERTY, PLANT AND EQUIPMENT

        Major classes of property, plant and equipment are as follows:

December 31,	2006	2005	Useful lives (years)
(In millions)

Land and buildings	$ 81.2	$ 95.0	5 - 40
Leasehold improvements	347.5	268.6	1 - 39
Machinery, equipment and software	320.1	294.4	3 - 20
Furniture and fixtures	109.6	95.3	3 - 8
Construction in progress	37.7	31.0	-

	896.1	784.3
Less: accumulated depreciation and amortization	511.3	472.2

	$ 384.8	$ 312.1

        Depreciation and amortization expense relating to property, plant and equipment (including capitalized leases) was $83.8 million, $81.2 million and $64.0 million in 2006, 2005 and 2004, respectively. At December 31, 2006, we had outstanding commitments of approximately $97.3 million relating primarily to the construction or remodeling of retail store locations (net of $19.0 million expected to be recovered through landlord construction allowances) and the design and implementation of new computer software systems. During 2006, we capitalized approximately $0.5 million of interest as part of the cost of major capital projects.

        Included in property, plant and equipment are the following capitalized leases:

December 31,	2006	2005	Useful lives (years)
(In millions)

Buildings	$ 45.9	$ 58.8	15 - 20
Machinery and equipment	10.5	12.3	4 - 5

	56.4	71.1
Less: accumulated amortization	22.0	29.7

	$ 34.4	$ 41.4

INVENTORIES

        Inventories are summarized as follows:

December 31,	2006	2005
(In millions)

Raw materials	$ 10.4	$ 16.6
Work in process	10.1	17.7
Finished goods	615.8	615.7

	$ 636.3	$ 650.0

GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. Accounting rules require that we test at least annually for possible goodwill impairment. We perform our test in the fourth quarter of each year using a discounted cash flow analysis that requires that certain assumptions and estimates be made regarding industry economic factors and future profitability. We test for impairment at the operating segment level. As a result of the 2006 impairment analysis, we determined that the goodwill balance existing in our wholesale moderate apparel segment was impaired as a result of continuing decreases in projected revenues and profitability with respect to our Norton McNaughton, l.e.i. and certain other moderate brands as well as changes in business strategy with respect to our Norton McNaughton brand. Accordingly, we recorded an impairment charge of $441.2 million. No other indication of goodwill impairment was identified.

        The changes in the carrying amount of goodwill for 2005 and 2006, by segment and in total, are as follows:

(In millions)	Wholesale Better Apparel	Wholesale Moderate Apparel	Wholesale Footwear & Accessories	Retail	Total
Balance, January 1, 2005	$ 400.1	$ 519.2	$ 808.8	$ 396.9	$ 2,125.0
Reclassification of Barneys intangible assets and unfavorable leases, net of tax	-	-	-	(29.3)	(29.3)
Net adjustments to purchase price of prior acquisitions	(3.3)	-	4.5	0.4	1.6

Balance, December 31, 2005	396.8	519.2	813.3	368.0	2,097.3
Sale of Polo Jeans Company business	(356.7)	-	-	-	(356.7)
Impairment	-	(441.2)	-	-	(441.2)
Net adjustments to purchase price of prior acquisitions	-	-	(0.1)	-	(0.1)

Balance, December 31, 2006	$ 40.1	$ 78.0	$ 813.2	$ 368.0	$ 1,299.3

        We also perform our annual impairment test for trademarks during the fourth fiscal quarter of the year. As a result of continuing decreases in projected revenues for our Norton McNaughton brand, our Albert Nipon better apparel brand, our Westies and Sam & Libby footwear brands and our Richelieu costume jewelry brand, we recorded trademark impairment charges of $50.2 million in 2006. As a result of similar continuing decreases in projected accessory revenues in one of our costume jewelry brands, we recorded a trademark impairment charge of $0.2 million in 2004. All trademark impairment charges are reported in the licensing, other and eliminations segment.

        The components of other intangible assets are as follows:

December 31,	2006		2005
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
License agreements	$ 64.4	$ 41.3	$ 64.4	$ 37.7
Acquired favorable leases	20.8	3.7	20.8	1.9
Acquired credit cardholder relationships	1.2	0.7	1.2	0.4
Acquired customer database	0.2	0.1	0.2	0.1

	86.6	45.8	86.6	40.1
Unamortized trademarks	730.8	-	781.0	-

	$ 817.4	$ 45.8	$ 867.6	$ 40.1

        Amortization expense for intangible assets subject to amortization was $5.7 million, $8.0 million and $32.6 million for 2006, 2005 and 2004, respectively. Amortization expense for intangible assets subject to amortization for each of the years in the five-year period ending December 31, 2011 is estimated to be $4.4 million in 2007, $4.3 million in 2008, $3.8 million in 2009, $3.4 million in 2010 and $3.3 million in 2011.

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

        At December 31, 2006 and 2005, the fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

December 31,	2006		2005
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt, including current portion	$ 752.8	$ 694.3	$ 977.5	$ 913.2
Foreign currency exchange contracts, net asset (liability)	2.3	2.3	(1.9)	(1.9)

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

        We are exposed to market risk related to changes in foreign currency exchange rates. We have assets and liabilities denominated in certain foreign currencies and purchase products from foreign suppliers who require payment in funds other than the U.S. Dollar. At December 31, 2006, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total of US $27.3 million at a weighted-average exchange rate of 1.1109 through December 2007, US $40.0 million for Euros at a weighted-average exchange rate of 1.2854 through January 2008 and US $0.75 million for British Pounds at a weighted-average exchange rate of 1.8520 through September 2007.

        We recorded amortization of net gains resulting from the termination of interest rate swaps and locks of $2.3 million, $6.4 million and $7.8 million during 2006, 2005 and 2004, respectively, as a reduction of interest expense. We reclassified $0.6 million, $1.8 million and $0.9 million of net losses from foreign currency exchange contracts to cost of sales in 2006, 2005 and 2004, respectively. There has been no material ineffectiveness related to our foreign currency exchange contracts as the instruments are designed to be highly effective in offsetting losses and gains transactions being hedged. An estimated $2.3 million of existing pre-tax net gains from currency exchange contracts reported in accumulated other comprehensive income as of December 31, 2006 will be reclassified into cost of sales in the next 12 months.

CREDIT FACILITIES

        At December 31, 2006, we had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.75 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for a $1.0 billion five-year revolving credit facility that expires in June 2009 and a $750.0 million five-year revolving credit facility that expires in June 2010. At December 31, 2006, $355.7 million was outstanding under the credit facility that expires in June 2009

(comprised of $100.0 million in cash borrowings and $255.7 million in outstanding letters of credit) and no amounts were outstanding under the credit facility that expires in June 2010. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require us to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on our ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers and pay dividends.

        At December 31, 2006, we also had a C$10.0 million unsecured line of credit in Canada, under which C$0.2 million of letters of credit were outstanding.

        The weighted-average interest rate for outstanding cash borrowings under our credit facilities was 6.0% and 6.33% at December 31, 2006 and 2005, respectively.

LONG-TERM DEBT

        Long-term debt consists of the following:

December 31,	2006	2005
(In millions)

7.875% Senior Notes due 2006, net of unamortized discount of $0.1	$ -	$ 224.9
9% Senior Secured Notes due 2008, net of unamortized discount of $0.2 and $0.4	3.5	3.4
4.250% Senior Notes due 2009, net of unamortized discount of $0.1 and $0.2	249.9	249.8
5.125% Senior Notes due 2014, net of unamortized discount of $0.2 and $0.2	249.8	249.8
6.125% Senior Notes due 2034, net of unamortized discount of $0.4 and $0.4	249.6	249.6

	752.8	977.5
Less: current portion	-	224.9

	$ 752.8	$ 752.6

        Long-term debt maturities for each of the next five years are $3.8 million in 2008 and $250.0 million in 2009. All of our notes contain certain covenants, including, among others, restrictions on liens, sale-leaseback transactions and additional secured debt, and pay interest semiannually. The weighted-average interest rate of our long-term debt was 5.2% and 5.8% at December 31, 2006 and 2005, respectively.

        On August 15, 2005, we redeemed at maturity all our 8.375% Senior Notes due 2005 for a total payment of $129.6 million. On June 15, 2006, we redeemed at maturity all our outstanding 7.875% Senior Notes due 2006 for a total payment of $225.0 million.

ACCUMULATED OTHER COMPREHENSIVE LOSS

        Accumulated other comprehensive loss is comprised of the following:

December 31,	2006	2005
(In millions)

Foreign currency translation adjustments	$ 3.9	$ 3.2
Minimum pension liability adjustments	(11.2)	(10.1)
Unrealized gains on hedge contracts	1.4	0.4

	$ (5.9)	$ (6.5)

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

        The following summarizes, by major currency, the U.S. Dollar equivalent amount of our foreign currency forward exchange contracts.

December 31,	2006		2005
(In millions)	Notional Amount	Fair Value - Asset	Notional Amount	Fair Value - (Liability)

Canadian Dollar - U.S. Dollar	$ 27.3	$ 1.2	$ 11.0	$ (0.2)
U.S. Dollar - Euro	40.0	1.0	37.5	(1.6)
U.S. Dollar - British Pound	0.7	0.1	1.5	(0.1)

	$ 68.0	$ 2.3	$ 50.0	$ (1.9)

        During 2006, no material amounts were reclassified from other comprehensive income to earnings and there was no material ineffectiveness related to our cash flow hedges. If foreign currency exchange rates or interest rates do not change from their December 31, 2006 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months also will not be material. The actual amounts that will be reclassified to earnings over the next 12 months could vary, however, as a result of changes in market conditions.

OBLIGATIONS UNDER CAPITAL LEASES

        Obligations under capital leases consist of the following:

December 31,	2006	2005
(In millions)

Warehouses, office facilities and equipment	$ 39.9	$ 40.1
Less: current portion	4.1	2.9

Obligations under capital leases - noncurrent	$ 35.8	$ 37.2

        We lease warehouse and office facilities in Bristol, Pennsylvania. Two 15-year net leases run until March and October 2013, respectively, and require minimum annual rent payments of $1.3 million and $0.9 million, respectively.

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

        We also lease various equipment under two to six-year leases at an aggregate annualized rental of $2.0 million. The equipment has been capitalized at its fair market value of $6.8 million, which approximates the present value of the minimum lease payments.

        The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 31, 2006:

Year Ending December 31,
(In millions)

2007	$ 6.6
2008	6.8
2009	5.2
2010	4.9
2011	4.9
Later years	31.1

Total minimum lease payments	59.5
Less: amount representing interest	19.6

Present value of net minimum lease payments	$ 39.9

COMMON STOCK

        The Board of Directors has authorized several programs to repurchase our common stock from time to time in open market transactions totaling $1.4 billion. As of December 31, 2006, 49.8 million shares had been acquired at a cost of $1.4 billion and there were no amounts remaining under any uncompleted programs. On February 13, 2007, our Board of Directors authorized an additional $300 million for future stock repurchases.

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

        (b) ROYALTIES. We have an exclusive license to produce and sell women's footwear under the Dockers Women trademark in the United States (including its territories and possessions) pursuant to an agreement with Levi Strauss & Co. which expires in December 2008. The agreement provides for payment by us of a percentage of net sales against guaranteed minimum royalty and advertising payments as set forth in the agreement. Minimum payments under this agreement amount to $0.7 million in each of 2007 and 2008.

        We have an exclusive license to produce, market and distribute costume jewelry in the United States, Canada, Mexico and Japan under the Givenchy trademark pursuant to an agreement with Givenchy, which expires on December 31, 2008. The agreement provides for the payment by us of a percentage of net sales against guaranteed minimum royalty and advertising payments as set forth in the agreement. Minimum payments under this agreement amount to $0.6 million in each of 2007 and 2008.

        (c) LEASES. Total rent expense charged to operations for 2006, 2005 and 2004 was as follows.

Year Ended December 31,	2006	2005	2004
(In millions)

Minimum rent	$ 164.1	$ 155.1	$ 127.2
Contingent rent	1.3	0.9	1.9
Less: sublease rent	(6.2)	(5.8)	(6.8)

	$ 159.2	$ 150.2	$ 122.3

        The following is a schedule of future minimum rental payments required under operating leases:

Year Ending December 31,
(In millions)

2007	$ 155.0
2008	141.1
2009	131.4
2010	119.8
2011	106.8
Later years	446.7

$ 1,100.8

        Certain of the leases provide for renewal options and the payment of real estate taxes and other occupancy costs. Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating $31.8 million.

INCOME TAXES

        The following summarizes the (benefit) provision for income taxes:

Year Ended December 31,	2006	2005	2004
(In millions)

Current:
Federal	$ 71.6	$ 87.4	$ 103.0
State and local	22.3	12.0	16.5
Foreign	6.5	8.8	8.8

	100.4	108.2	128.3

Deferred:
Federal	(128.7)	35.8	48.6
State and local	(22.9)	6.6	4.3
Foreign	(1.2)	0.4	(0.1)

	(152.8)	42.8	52.8

(Benefit) provision for income taxes	$ (52.4)	$ 151.0	$ 181.1

        The total income tax (benefit) provision was recorded as follows:

Year Ended December 31,	2006	2005	2004
(In millions)

Included in (loss) income before cumulative effect of change in accounting principle	$ (53.5)	$ 151.0	$ 181.1
Included in cumulative effect of change in accounting for share-based payments	1.1	-	-

	$ (52.4)	$ 151.0	$ 181.1

        The domestic and foreign components of income (loss) before (benefit) provision for income taxes are as follows:

Year Ended December 31,	2006	2005	2004
(In millions)

Included in income (loss) before cumulative effect of change in accounting principle
United States	$(205.4)	$ 413.1	$ 457.1
Foreign	5.9	12.2	25.8

	(199.5)	425.3	482.9

Included in cumulative effect of change in accounting for share-based payments
United States	3.1	-	-
Foreign	-	-	-

	3.1	-	-

Income (loss) before (benefit) provision for income taxes
United States	(202.3)	413.1	457.1
Foreign	5.9	12.2	25.8

	$(196.4)	$ 425.3	$ 482.9

        The (benefit) provision for income taxes on adjusted historical income differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

Year Ended December 31,	2006	2005	2004
(In millions)

(Benefit) provision for Federal income taxes at the statutory rate	$(68.8)	$ 148.9	$ 169.0
State and local income taxes, net of federal benefit	(4.9)	12.9	13.6
Foreign income tax difference	(3.7)	(5.8)	0.1
Goodwill impairment	17.1	-	-
Capital loss on sale of subsidiary	(96.4)	-	-
Reversal of prior years federal, state and foreign income tax audit accruals	(8.6)	(5.7)	-
Valuation allowances	112.4	0.7	-
Other items, net	0.5	-	(1.6)

(Benefit) provision for income taxes	$(52.4)	$ 151.0	$ 181.1

        We have not provided for U.S. Federal and foreign withholding taxes on $34.2 million of foreign subsidiaries' undistributed earnings as of December 31, 2006. Such earnings are intended to be reinvested indefinitely.

        The following is a summary of the significant components of our deferred tax assets and liabilities:

December 31,	2006	2005
(In millions)

Deferred tax assets (liabilities):
Nondeductible accruals and allowances	$ 84.3	$ 79.2
Depreciation	27.3	15.9
Intangible asset valuation and amortization	(115.0)	(253.6)
Loss and credit carryforwards	118.3	23.6
Amortization of stock-based compensation	15.4	12.5
Deferred compensation	4.6	4.0
Inventory valuation	(5.5)	(6.1)
Inventory overhead	5.7	3.9
Pension	6.8	6.1
Other (net)	(1.9)	0.3
Valuation allowances	(112.4)	(9.2)

Net deferred tax asset (liability)	$ 27.6	$ (123.4)

Included in:
Current assets	$ 70.0	$ 52.5
Noncurrent liabilities	(42.4)	(175.9)

Net deferred tax asset (liability)	$ 27.6	$ (123.4)

        As of December 31, 2006, we had state net operating loss carryforwards of $100.2 million which expire through 2026. We also had capital loss carryforwards of $303.1 million which expire in 2011, and state tax credit carryforwards of $8.0 million, which expire through 2026.

        During the fourth fiscal quarter of 2006, favorable resolutions to the 2001 to 2003 federal and various state income tax audits resulted in the reversal of $8.6 million of tax accruals.

        We have determined that the $303.1 million of capital loss carryforwards expiring in 2011, $12.8 million of state net operating loss carryforwards expiring in 2007 and $6.2 million of state credit carryforwards expiring through 2026 may not be utilized; therefore, we established valuation allowances of $107.7 million, $0.7 million (net of federal tax benefit) and $4.0 million (net of federal tax benefit) in 2006 related to the capital loss, state net operating loss and credit carryforwards, respectively.

        During the fourth fiscal quarter of 2003, we determined that the $22.6 million of capital loss carryforwards from 2001 may not be utilized; therefore, we established a valuation allowance of $8.5 million as of December 31, 2003. In 2006, the valuation allowance was reversed as the 2001 capital loss carryforward was unable to be utilized.

        During the fourth fiscal quarter of 2005, we determined that $12.3 million of state net operating loss carryforwards from 2001 may not be utilized; therefore, we established a valuation allowance of $0.7 million (net of federal tax benefit). In 2006, the valuation allowance was reversed as the 2001 state net operating loss carryforward was unable to be utilized.

EARNINGS (LOSS) PER SHARE
Year Ended December 31,	2006	2005	2004
(In millions except per share amounts)

Basic
Net (loss) income	$(144.1)	$ 274.3	$ 301.8
Weighted average common shares outstanding	110.6	118.0	123.6

Basic (loss) earnings per share	$(1.30)	$ 2.33	$ 2.44

Diluted
Net (loss) income	$(144.1)	$ 274.3	$ 301.8
Add: interest expense associated with convertible notes, net of tax benefit	-	-	0.8

(Loss) income available to common shareholders	$(144.1)	$ 274.3	$ 302.6

Weighted average common shares outstanding	110.6	118.0	123.6
Effect of dilutive securities:
Employee stock options	-	1.2	2.2
Assumed conversion of convertible notes	-	-	0.7

Weighted average common shares and share equivalents outstanding	110.6	119.2	126.5

Diluted (loss) earnings per share	$(1.30)	$ 2.30	$ 2.39

STATEMENT OF CASH FLOWS

Year Ended December 31,	2006	2005	2004
(In millions)

Detail of acquisitions:
Fair value of assets acquired	$ -	$ 1.1	$ 985.7
Liabilities assumed	-	3.0	(279.3)

Cash paid for acquisitions	-	4.1	706.4
Cash acquired in acquisitions	-	-	(133.1)

Net cash paid for acquisitions	$ -	$ 4.1	$ 573.3

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$ 61.2	$ 86.0	$ 50.3
Income taxes	135.4	78.6	98.5
Supplemental disclosures of non-cash investing and financing activities:
Equipment acquired through capital lease financing	3.9	0.5	0.3
Tax benefits related to stock-based employee compensation	3.4	1.3	5.0
Restricted stock issued to employees	20.1	24.9	4.5

GAIN ON SALE OF STOCK IN RUBICON RETAIL LIMITED

        On October 12, 2006, Mosaic Fashions hf ("Mosaic") completed its acquisition of United Kingdom retailer Rubicon Retail Limited ("Rubicon"). As a result of our sale of Nine West's United Kingdom operations in January 2001, we obtained warrants to purchase stock in Rubicon. These warrants were exercisable only upon a change of control of Rubicon (including a public offering of Rubicon's shares) and, therefore, had no ascertainable value prior to Mosaic's acquisition of Rubicon. Upon this acquisition, we exercised these outstanding warrants and Mosaic purchased the resulting shares. As a result, we recorded a gain of $17.4 million (net of associated costs).

STOCK OPTIONS AND RESTRICTED STOCK

        Under two stock option plans, we may grant stock options and other awards from time to time to key employees, officers, directors, advisors and independent consultants to us or to any of our subsidiaries. In general, options become exercisable over either a three-year or five-year period from the grant date and expire 10 years after the date of grant for options granted on or before May 28, 2003 and seven years after the date of grant thereafter. In certain cases for non-employee directors, options become exercisable six months after the grant date. Shares available for future option and restricted stock grants at December 31, 2006 and 2005 totaled 4.1 million and 4.3 million, respectively. Our policy is to issue new shares upon the exercise of options and to offset these new shares by repurchasing shares in the open market. We expect to repurchase approximately nine to ten million shares in 2007.

        Total compensation cost recorded for stock-based employee compensation awards (including awards to non-employee directors) was $17.9 million, $18.3 million and $16.5 million for 2006, 2005 and 2004, respectively. Total compensation cost related to unvested awards not yet recognized at December 31, 2006 was $21.6 million, which is expected to be amortized over a weighted-average period of approximately 19.5 months. Cash received from option exercises for 2006, 2005 and 2004 was $32.4 million, $13.4 million and $35.5 million, respectively. The total tax benefit recognized for the tax deductions from option exercises and the vesting of restricted stock for 2006, 2005 and 2004 totaled $20.5 million, $13.9 million and $22.2 million, respectively.

        The following tables summarize information about stock option transactions and related information (options in millions):

	2006		2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1	11.5	$30.91	11.5	$30.19	12.6	$29.64
Granted	-	-	1.0	$35.95	0.8	$34.15
Exercised	(1.4)	$24.01	(0.6)	$22.88	(1.4)	$25.54
Cancelled	(0.5)	$35.44	(0.4)	$35.07	(0.5)	$35.26
Expired	(0.2)	$39.75	-	-	-	-

Outstanding, December 31	9.4	$31.43	11.5	$30.91	11.5	$30.19

Exercisable, December 31	8.5	$30.96	9.6	$30.07	8.7	$29.31

	2006	2005	2004
Weighted-average contractual term (in years) of:
Options outstanding at end of year	4.2	5.0	5.8
Options exercisable at end of year	4.1	4.8	5.6

Intrinsic value (in millions) of:
Options outstanding at end of year	$32.1	$27.8	$77.4
Options exercisable at end of year	31.8	27.6	66.7
Options exercised during the year	10.4	4.2	14.7

Fair value (in millions) of options vested during the year	9.2	22.0	28.5

        The fair value of each option award is estimated on the date of the grant using the Black-Scholes-Merton option pricing model. Expected volatilities are based on historical volatility of our stock price and implied volatilities from publicly traded options on our stock. We use historical data to estimate an option's expected life; the expected life for grants to senior management-level employees and other employees are considered separately for valuation purposes. The risk-free interest rate input is based on the U.S. Treasury yield curve in effect at the time of the grant. Compensation cost, net of projected forfeitures, is recognized on a straight-line basis over the period between the grant and vesting dates, with compensation cost for grants with a graded vesting schedule recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

        The following table summarizes the weighted average fair value of options granted and the related weighted average assumptions used in the Black-Scholes-Merton option pricing model for grants issued in 2005 and 2004. We did not grant any options in 2006.

Year Ended December 31,	2005	2004
Weighted-average fair value of options at grant date:
Exercise price less than market price	$8.00	$32.93
Exercise price equal to market price	$10.43	$10.77

Assumptions:
Dividends yield	1.02%	1.00%
Expected volatility	30.3%	40.9%
Risk-free interest rate	4.46%	2.87%
Expected life (years)	3.9	4.0

        Compensation cost for restricted stock is measured as the excess, if any, of the quoted market price of our stock at the date the common stock is issued over the amount the employee must pay to acquire the stock (which is generally zero). The compensation cost, net of projected forfeitures, is recognized over the period between the issue date and the date any restrictions lapse, with compensation cost for grants with a graded vesting schedule recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. The restrictions do not affect voting and dividend rights.

        The following tables summarize information about unvested restricted stock transactions (shares in thousands):

	2006		2005		2004
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested, January 1	1,092	$34.34	738	$32.67	871	$31.79
Granted	635	$31.72	705	$35.35	126	$35.53
Vested	(315)	$31.78	(297)	$31.92	(208)	$30.47
Forfeited	(86)	$35.69	(54)	$34.80	(51)	$35.23

Nonvested, December 31	1,326	$33.61	1,092	$34.34	738	$32.67

	2006	2005	2004
Fair value (in millions) of shares vested during the year	$ 10.0	$ 9.5	$ 6.3

        During 2006, 634,927 shares of restricted common stock were issued to 131 employees under the 1999 Stock Incentive Plan. The restrictions generally lapse on the third anniversary of issue. The value of this stock based on quoted market values was $20.1 million.

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

        We also maintain the Jones Apparel Group, Inc. Deferred Compensation Plan, a non-qualified defined contribution plan for certain management and other highly compensated employees (a "Rabbi Trust"). Under the plan, participants may elect have up to 90% of their salary and annual bonus deferred and deposited with a qualified trustee, who in turn invests the money in a variety of investment vehicles as selected by each participant. The assets of the Rabbi Trust, consisting of primarily debt and equity securities, are recorded at current market prices. The trust assets are available to satisfy claims of our general creditors in the event of bankruptcy. The trust's assets, included in prepaid expenses and other current assets, and the corresponding deferred compensation liability, included in accrued employee compensation and benefits, were $11.9 million and $10.4 million at December 31, 2006 and 2005, respectively. This plan has no effect on our results of operations.

        We contributed approximately $9.1 million, $10.3 million and $8.1 million to our defined contribution plans during 2006, 2005 and 2004, respectively.

Defined Benefit Plans

        We maintain several defined benefit plans, including the Pension Plan for Associates of Nine West Group Inc. (the "Cash Balance Plan") and The Napier Company Retirement Plan for certain associates of Victoria (the "Napier Plan"). The Cash Balance Plan expresses retirement benefits as an account balance which increases each year through interest credits. All benefits under the Napier Plan are frozen at the amounts earned by the participants as of December 31, 1995. Our funding policy is to make the minimum annual contributions required by applicable regulations. We plan to contribute $7.0 million to our defined benefit plans in 2007. The measurement date for all plans is December 31. During 2005, we terminated a Canadian benefit plan, purchasing joint and survivor annuities for the remaining participants.

Obligations and Funded Status

Year Ended December 31,	2006	2005
(In millions)

Change in benefit obligation
Benefit obligation, beginning of year	$ 39.6	$ 40.4
Interest cost	2.5	2.3
Actuarial loss	4.2	0.4
Termination of Canadian benefit plan	-	(0.9)
Settlements	1.0	1.2
Benefits paid	(4.0)	(3.8)

Benefit obligation, end of year	43.3	39.6

Change in plan assets
Fair value of plan assets, beginning of year	25.2	25.6
Actual return on plan assets	1.9	1.0
Employer contribution	4.3	3.0
Annuity purchases related to termination of Canadian benefit plan	-	(0.6)
Benefits paid	(4.0)	(3.8)

Fair value of plan assets, end of year	27.4	25.2

Funded status at end of year	$(15.9)	(14.4)

Unrecognized net loss	N/A	16.2

Net amount recognized	N/A	$ 1.8

Amounts Recognized on the Balance Sheet

December 31,	2006	2005
(In millions)

Noncurrent liabilities	$ 15.9	N/A
Accrued benefit liability	N/A	$ (14.4)
Accumulated other comprehensive loss	N/A	16.2

Net amount recognized	N/A	$ 1.8

Amounts Recognized in Accumulated Other Comprehensive Loss

December 31,	2006	2005
(In millions)

Net loss	$ 18.2	$ 16.2

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

December 31,	2006	2005
(In millions)

Projected benefit obligation	$ 43.3	$ 39.6
Accumulated benefit obligation	43.3	39.6
Fair value of plan assets	27.4	25.2

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income or Loss:

Year Ended December 31,	2006	2005
(In millions)

Net Periodic Benefit Cost:
Interest cost	$ 2.5	$ 2.3
Expected return on plan assets	(1.9)	(2.0)
Settlement costs	1.8	1.9
Amortization of net loss	1.3	1.1

Total net periodic benefit cost	3.7	3.3

Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income or Loss:
Net loss	2.0	-

Total recognized in net periodic benefit cost and other comprehensive income	$ 5.7	$ 3.3

        The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2007 is $1.0 million.

Assumptions

	2006	2005
Weighted-average assumptions used to determine:
Benefit obligations at December 31
Discount rate	6.1%	5.6%
Expected long-term return on plan assets	7.9%	7.9%
Net periodic benefit cost for year ended December 31
Discount rate	5.6%	5.8%
Expected long-term return on plan assets	7.9%	7.9%

Estimated Future Benefit Payments

Year Ending December 31,
(In millions)

2007	$ 1.7
2008	1.7
2009	1.9
2010	1.8
2011	1.9
2012 through 2016	12.0

$ 21.0

Plan Assets

        The weighted-average asset allocations at December 31, 2006 and 2005 by asset category are as follows:

December 31,	2006	2005
Equity securities	65%	63%
Debt securities	27%	32%
Other	8%	5%

Total	100%	100%

        Our plans are designed to diversify investments across types of investments and investment managers. Permitted investment vehicles include investment-grade fixed income securities, domestic and foreign equity securities, mutual funds, guaranteed insurance contracts and real estate, while speculative and derivative investment vehicles are generally prohibited. The investment managers have full discretion to manage their portion of the investments subject to the objectives and policies of the respective plans. The performance of the investment managers is reviewed on a regular basis. The primary objectives are to achieve a rate of return sufficient to meet current and future plan cash requirements and to emphasize long-term growth of principal while avoiding excessive risk and maintaining fund liquidity. At December 31, 2006, the weighted-average target allocation percentages for fund investments were 44% fixed income securities, 40% U. S. equity securities, 4% real estate and 12% international securities.

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

Other Plans

        We also maintain the Nine West Group Inc. Supplemental Executive Retirement Plan, the Nine West Group Inc. Postretirement Executive Life Plan and the Nine West Group, Inc. Postretirement Medical Plan, none of which have a material effect on our results of operations or on our financial position. These plans, which are unfunded, were underfunded by $3.0 million at December 31, 2006. Of this amount, $0.3 million is reported under accrued expenses and other current liabilities and $2.7 million is reported under other noncurrent liabilities.

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

        We also have a 50% ownership interest in a joint venture with Sutton to operate retail locations in Australia. We have unconditionally guaranteed up to $7.0 million of borrowings under the joint venture's uncommitted credit facility and up to $0.4 million of presettlement risk associated with foreign exchange transactions. Performance under the guarantees is required if the joint venture fails to make a required payment under these facilities when due. Sutton is required to reimburse us for 50% of any payments made under these guarantees. At December 31, 2006, the outstanding balance subject to these guarantees was approximately $0.8 million.

        The results of our joint ventures are reported under the equity method of accounting. The amount of consolidated retained earnings represented by the undistributed earnings of our joint ventures as of December 31, 2006 was $14.0 million.

BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

        We identify operating segments based on, among other things, differences in products sold and the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operations are comprised of four reportable segments: wholesale better apparel, wholesale moderate apparel, wholesale footwear and accessories, and retail. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores, the retail segment includes operations by our own stores, and income and expenses related to trademarks, licenses and general corporate functions are reported under "licensing, other and eliminations." We define segment profit as operating income before net interest expense, goodwill impairment charges, equity in earnings of unconsolidated affiliates and income taxes. Summarized below are our revenues, income and total assets by reportable segments.

(In millions)	Wholesale Better Apparel	Wholesale Moderate Apparel	Wholesale Footwear & Accessories	Retail	Licensing, Other & Eliminations	Consolidated
For the year ended December 31, 2006
Revenues from external customers	$ 1,127.4	$ 1,142.0	$ 941.1	$ 1,477.9	$ 54.4	$ 4,742.8
Intersegment revenues	145.4	3.8	53.9	-	(203.1)	-

Total revenues	1,272.8	1,145.8	995.0	1,477.9	(148.7)	4,742.8

Segment income	$ 143.1	$ 71.8	$ 96.8	$ 95.0	$ (87.1)	319.6

Net interest expense						(54.7)
Loss on sale of Polo Jeans Company business						(45.1)
Gain on sale of stock in Rubicon Retail Limited						17.4
Goodwill impairment						(441.2)
Equity in earnings of unconsolidated affiliates						4.5

Loss before benefit for income taxes						$(199.5)

Depreciation and amortization	$ 17.0	$ 11.2	$ 12.7	$ 32.2	$ 32.1	$ 105.2
For the year ended December 31, 2005
Revenues from external customers	$ 1,438.2	$ 1,265.2	$ 978.6	$ 1,332.6	$ 59.6	$ 5,074.2
Intersegment revenues	144.5	4.6	41.5	-	(190.6)	-

Total revenues	1,582.7	1,269.8	1,020.1	1,332.6	(131.0)	5,074.2

Segment income	$ 166.5	$ 89.1	$ 141.8	$ 122.6	$ (22.8)	497.2

Net interest expense						(75.1)
Equity in earnings of unconsolidated affiliates						3.2

Income before provision for income taxes						$ 425.3

Depreciation and amortization	$ 14.9	$ 16.4	$ 10.3	$ 30.9	$ 30.3	$ 102.8
For the year ended December 31, 2004
Revenues from external customers	$ 1,493.2	$ 1,315.3	$ 1,002.4	$ 780.3	$ 58.5	$ 4,649.7
Intersegment revenues	146.9	13.0	58.3	-	(218.2)	-

Total revenues	1,640.1	1,328.3	1,060.7	780.3	(159.7)	4,649.7

Segment income	$ 160.1	$ 142.6	$ 164.2	$ 78.4	$ (16.9)	528.4

Net interest expense						(49.3)
Equity in earnings of unconsolidated affiliates						3.8

Income before provision for income taxes						$ 482.9

Depreciation and amortization	$ 24.1	$ 18.0	$ 22.7	$ 11.8	$ 31.1	$ 107.7
Total assets
December 31, 2006	$ 1,307.1	$ 877.3	$ 1,133.6	$ 822.5	$ (353.5)	$ 3,787.0
December 31, 2005	1,895.1	1,107.2	1,084.7	790.2	(299.4)	4,577.8
December 31, 2004	1,891.0	1,071.4	1,210.8	742.2	(364.6)	4,550.8

        Revenues from external customers and long-lived assets excluding deferred taxes related to operations in the United States and foreign countries are as follows:

On or for the Year Ended December 31,	2006	2005	2004
(In millions)

Revenues from external customers:
United States	$ 4,456.8	$ 4,804.3	$ 4,448.8
Foreign countries	286.0	269.9	200.9

	$ 4,742.8	$ 5,074.2	$ 4,649.7

Long-lived assets:
United States	$ 2,504.4	$ 3,265.4	$ 3,217.6
Foreign countries	4.0	28.1	37.0

	$ 2,508.4	$ 3,293.5	$ 3,254.6

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

        The following condensed consolidating balance sheets, statements of operations and statements of cash flows for the Issuers and our other subsidiaries have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Separate financial statements and other disclosures concerning Jones are not presented as Jones has no independent operations or assets. There are no contractual restrictions on distributions from Jones USA, Jones Holdings, Nine West or Jones Retail to Jones.

Condensed Consolidating Balance Sheets
(In millions)

	December 31, 2006				December 31, 2005
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 35.0	$ 36.5	$ -	$ 71.5	$ 20.3	$ 14.6	$ -	$ 34.9
Accounts receivable - net	157.2	254.4	-	411.6	178.8	279.6	-	458.4
Inventories	313.6	329.5	(6.8)	636.3	282.4	374.6	(7.0)	650.0
Prepaid and refundable income taxes	0.5	6.7	(7.2)	-	1.5	6.5	(8.0)	-
Deferred taxes	24.3	45.9	(0.2)	70.0	17.7	35.6	(0.8)	52.5
Prepaid expenses and other current assets	38.9	50.3	-	89.2	45.7	42.8	-	88.5

TOTAL CURRENT ASSETS	569.5	723.3	(14.2)	1,278.6	546.4	753.7	(15.8)	1,284.3

Property, plant and equipment - net	154.6	230.2	-	384.8	133.6	178.5	-	312.1
Due from affiliates	51.8	857.8	(909.6)	-	63.5	624.8	(688.3)	-
Goodwill	1,456.2	442.6	(599.5)	1,299.3	1,784.3	1,240.5	(927.5)	2,097.3
Other intangibles - net	160.6	611.0	-	771.6	166.8	660.7	-	827.5
Investments in subsidiaries	2,275.5	-	(2,275.5)	-	2,205.2	-	(2,205.2)	-
Other assets	28.9	25.8	(2.0)	52.7	30.7	27.4	(1.5)	56.6

	$ 4,697.1	$ 2,890.7	$ (3,800.8)	$ 3,787.0	$ 4,930.5	$ 3,485.6	$ (3,838.3)	$ 4,577.8

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$ 100.0	$ -	$ -	$ 100.0	$ 129.5	$ -	$ -	$ 129.5
Current portion of long-term debt and capital lease obligations	1.5	2.6	-	4.1	226.6	1.2	-	227.8
Accounts payable	154.3	161.2	-	315.5	118.4	138.1	-	256.5
Income taxes payable	16.1	27.1	(30.5)	12.7	54.9	17.8	(18.5)	54.2
Deferred taxes	-	0.2	(0.2)	-	0.9	-	(0.9)	-
Accrued expenses and other current liabilities	97.8	85.3	-	183.1	78.5	90.0	-	168.5

TOTAL CURRENT LIABILITIES	369.7	276.4	(30.7)	615.4	608.8	247.1	(19.4)	836.5

NONCURRENT LIABILITIES:
Long-term debt	749.3	3.5	-	752.8	749.2	3.4	-	752.6
Obligations under capital leases	11.1	24.7	-	35.8	12.5	24.7	-	37.2
Deferred taxes	11.0	20.0	11.4	42.4	10.7	158.0	7.2	175.9
Due to affiliates	857.8	51.8	(909.6)	-	624.8	63.5	(688.3)	-
Other	51.1	77.9	-	129.0	38.0	71.2	-	109.2

TOTAL NONCURRENT LIABILITIES	1,680.3	177.9	(898.2)	960.0	1,435.2	320.8	(681.1)	1,074.9

TOTAL LIABILITIES	2,050.0	454.3	(928.9)	1,575.4	2,044.0	567.9	(700.5)	1,911.4

STOCKHOLDERS' EQUITY:
Common stock and additional paid-in capital	1,321.5	2,189.6	(2,189.6)	1,321.5	1,270.9	2,558.6	(2,558.6)	1,270.9
Retained earnings	2,661.9	244.7	(680.2)	2,226.4	2,646.3	360.0	(580.1)	2,426.2
Accumulated other comprehensive (loss) income	(5.9)	2.1	(2.1)	(5.9)	(6.5)	(0.9)	0.9	(6.5)
Treasury stock	(1,330.4)	-	-	(1,330.4)	(1,024.2)	-	-	(1,024.2)

TOTAL STOCKHOLDERS' EQUITY	2,647.1	2,436.4	(2,871.9)	2,211.6	2,886.5	2,917.7	(3,137.8)	2,666.4

	$ 4,697.1	$ 2,890.7	$ (3,800.8)	$ 3,787.0	$ 4,930.5	$ 3,485.6	$ (3,838.3)	$ 4,577.8

Condensed Consolidating Statements of Operations
(In millions)

	Year Ended December 31, 2006
	Issuers	Others	Elim- inations	Cons- olidated
Net sales	$ 2,357.2	$ 2,381.4	$ (68.7)	$ 4,669.9
Licensing income (net)	0.1	51.7	-	51.8
Service and other revenue	2.8	18.3	-	21.1

Total revenues	2,360.1	2,451.4	(68.7)	4,742.8
Cost of goods sold	1,461.7	1,622.6	(53.0)	3,031.3

Gross profit	898.4	828.8	(15.7)	1,711.5
Selling, general and administrative expenses	865.4	489.4	(13.1)	1,341.7
Loss on sale of Polo Jeans Company business	22.8	22.3	-	45.1
Trademark impairments	6.2	44.0	-	50.2
Goodwill impairment	-	441.2	-	441.2

Operating income (loss)	4.0	(168.1)	(2.6)	(166.7)
Net interest expense and financing costs	64.9	(10.2)	-	54.7
Gain on sale of stock in Rubicon Retail Limited	17.4	-	-	17.4
Equity in earnings of unconsolidated affiliates	0.5	4.5	(0.5)	4.5

Loss before benefit for income taxes and equity in earnings of subsidiaries	(43.0)	(153.4)	(3.1)	(199.5)
Benefit for income taxes	(5.2)	(39.2)	(9.1)	(53.5)
Equity in earnings of subsidiaries	107.2	-	(107.2)	-

Income (loss) before cumulative effect of change in accounting principle	69.4	(114.2)	(101.2)	(146.0)
Cumulative effect of change in accounting for share-based payments, net of tax	1.9	-	-	1.9

Net income (loss)	$ 71.3	$(114.2)	$ (101.2)	$(144.1)

	Year Ended December 31, 2005
	Issuers	Others	Eliminations	Consolidated
Net sales	$ 2,380.9	$ 2,708.5	$ (74.8)	$ 5,014.6
Licensing income (net)	0.1	59.5	-	59.6

Total revenues	2,381.0	2,768.0	(74.8)	5,074.2
Cost of goods sold	1,464.0	1,835.0	(55.2)	3,243.8

Gross profit	917.0	933.0	(19.6)	1,830.4
Selling, general and administrative expenses	797.3	551.7	(15.8)	1,333.2

Operating income	119.7	381.3	(3.8)	497.2
Net interest expense (income) and financing costs	80.6	(5.5)	-	75.1
Equity in earnings of unconsolidated affiliates	0.5	1.8	0.9	3.2

Income before provision for income taxes and equity in earnings of subsidiaries	39.6	388.6	(2.9)	425.3
Provision for income taxes	18.2	134.3	(1.5)	151.0
Equity in earnings of subsidiaries	253.0	-	(253.0)	-

Net income	$ 274.4	$ 254.3	$ (254.4)	$ 274.3

	Year Ended December 31, 2004
	Issuers	Others	Elim- inations	Cons- olidated
Net sales	$ 2,302.2	$ 2,379.8	$ (89.4)	$ 4,592.6
Licensing income (net)	0.1	57.0	-	57.1

Total revenues	2,302.3	2,436.8	(89.4)	4,649.7
Cost of goods sold	1,363.6	1,648.5	(67.7)	2,944.4

Gross profit	938.7	788.3	(21.7)	1,705.3
Selling, general and administrative expenses	793.7	396.9	(13.9)	1,176.7
Trademark impairment	-	0.2	-	0.2

Operating income	145.0	391.2	(7.8)	528.4
Net interest expense (income) and financing costs	54.6	(5.3)	-	49.3
Equity in earnings of unconsolidated affiliates	1.8	3.0	(1.0)	3.8

Income before provision for income taxes and equity in earnings of subsidiaries	92.2	399.5	(8.8)	482.9
Provision for income taxes	44.3	137.7	(0.9)	181.1
Equity in earnings of subsidiaries	246.3	-	(246.3)	-

Net income	$ 294.2	$ 261.8	$ (254.2)	$ 301.8

Condensed Consolidating Statements of Cash Flows
(In millions)

	Year Ended December 31, 2006
	Issuers	Others	Eliminations	Consolidated
Net cash provided by operating activities	$ 297.5	$ 127.4	$ (1.0)	$ 423.9

Cash flows from investing activities
Net proceeds from sale of Polo Jeans Company business	344.1	6.5	-	350.6
Capital expenditures	(62.1)	(108.4)	-	(170.5)
Net cash received from sale of stock in Rubicon Retail Limited	17.4	-	-	17.4
Proceeds from sales of property, plant and equipment	0.1	-	-	0.1

Net cash provided by (used in) investing activities	299.5	(101.9)	-	197.6

Cash flows from financing activities
Repurchase of Senior Notes	(225.0)	-	-	(225.0)
Net repayment under credit facilities	(29.5)	-	-	(29.5)
Purchases of treasury stock	(306.2)	-	-	(306.2)
Proceeds from exercise of employee stock options	32.4	-	-	32.4
Dividends paid	(55.7)	(1.0)	1.0	(55.7)
Excess tax benefits from share-based payment arrangements	3.4	-	-	3.4
Other items	(1.7)	(2.5)	-	(4.2)

Net cash used in financing activities	(582.3)	(3.5)	1.0	(584.8)

Effect of exchange rates on cash	-	(0.1)	-	(0.1)

Net increase cash and cash equivalents	14.7	21.9	-	36.6
Cash and cash equivalents, beginning	20.3	14.6	-	34.9

Cash and cash equivalents, ending	$ 35.0	$ 36.5	$ -	$ 71.5

	Year Ended December 31, 2005
	Issuers	Others	Eliminations	Consolidated
Net cash provided by operating activities	$ 394.3	$ 43.8	$ (10.7)	$ 427.4

Cash flows from investing activities
Payments for acquisitions, net of cash acquired	(4.1)	-	-	(4.1)
Capital expenditures	(35.7)	(51.8)	-	(87.5)
Acquisition of intangibles	-	(0.1)	-	(0.1)
Proceeds from sales of property, plant and equipment	0.3	3.3	-	3.6
Other	-	(0.5)	-	(0.5)

Net cash used in investing activities	(39.5)	(49.1)	-	(88.6)

Cash flows from financing activities
Repurchase of Senior Notes	(129.6)	-	-	(129.6)
Net borrowing under credit facilities	60.3	-	-	60.3
Purchases of treasury stock	(235.2)	-	-	(235.2)
Proceeds from exercise of employee stock options	13.4	-	-	13.4
Dividends paid	(52.3)	(10.7)	10.7	(52.3)
Other items	(3.4)	(1.6)	-	(5.0)

Net cash used in financing activities	(346.8)	(12.3)	10.7	(348.4)

Effect of exchange rates on cash	-	(0.5)	-	(0.5)

Net increase (decrease) in cash and cash equivalents	8.0	(18.1)	-	(10.1)
Cash and cash equivalents, beginning	12.3	32.7	-	45.0

Cash and cash equivalents, ending	$ 20.3	$ 14.6	$ -	$ 34.9

	Year Ended December 31, 2004
	Issuers	Others	Eliminations	Consolidated
Net cash provided by operating activities	$ 336.8	$ 125.1	$ -	$ 461.9

Cash flows from investing activities
Payments for acquisitions, net of cash acquired	(573.3)	-	-	(573.3)
Capital expenditures	(28.8)	(27.8)	-	(56.6)
Acquisition of intangibles	(1.2)	-	-	(1.2)
Proceeds from sales of property, plant and equipment	0.1	1.6	-	1.7

Net cash used in investing activities	(603.2)	(26.2)	-	(629.4)

Cash flows from financing activities
Issuance of Senior Notes, net	743.5	-	-	743.5
Repurchase of Senior Notes	(621.6)	(112.7)	-	(734.3)
Net borrowing under credit facilities	69.2	-	-	69.2
Purchases of treasury stock	(201.5)	-	-	(201.5)
Proceeds from exercise of employee stock options	35.5	-	-	35.5
Dividends paid	(44.8)	-	-	(44.8)
Other items	(3.6)	(2.1)	-	(5.7)

Net cash used in financing activities	(23.3)	(114.8)	-	(138.1)

Effect of exchange rates on cash	-	0.6	-	0.6

Net decrease in cash and cash equivalents	(289.7)	(15.3)	-	(305.0)
Cash and cash equivalents, beginning	302.0	48.0	-	350.0

Cash and cash equivalents, ending	$ 12.3	$ 32.7	$ -	$ 45.0

UNAUDITED CONSOLIDATED FINANCIAL INFORMATION

        Unaudited interim consolidated financial information for the two years ended December 31, 2006 is summarized as follows:

(In millions except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Net sales	$ 1,200.2	$ 1,059.7	$ 1,221.6	$ 1,188.4
Total revenues	1,215.3	1,074.1	1,241.0	1,212.5
Gross profit	450.3	406.4	446.0	408.9
Operating income (loss)	85.6	69.8	111.9	(434.0)
Income (loss) before cumulative effect of change in accounting principle	23.9	36.6	63.0	(269.5)
Net income (loss)	25.8	36.6	63.0	(269.5)
Basic earnings (loss) per share before cumulative effect of change in accounting principle	$0.21	$0.33	$0.57	$(2.51)
Diluted earnings (loss) per share before cumulative effect of change in accounting principle	$0.22	$0.32	$0.56	$(2.51)
Basic earnings (loss) per share	$0.23	$0.33	$0.57	$(2.51)
Diluted earnings (loss) per share	$0.22	$0.32	$0.56	$(2.51)
Dividends declared per share	$0.12	$0.12	$0.12	$0.14

2005
Net sales	$ 1,335.1	$ 1,165.4	$ 1,312.6	$ 1,201.6
Total revenues	1,349.3	1,176.4	1,327.5	1,221.0
Gross profit	498.7	434.5	461.4	435.7
Operating income	158.3	105.4	139.6	93.8
Net income	87.0	54.8	76.8	55.7
Basic earnings per share	$0.72	$0.46	$0.66	$0.48
Diluted earnings per share	$0.71	$0.46	$0.65	$0.48
Dividends declared per share	$0.10	$0.10	$0.12	$0.12

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

        The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. The purpose of internal controls is to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

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

        Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, subject to the limitations noted above, both our disclosure controls and procedures and our internal controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

        We have begun the process of implementing SAP, an enterprise resource planning ("ERP") system, throughout Jones Apparel Group, Inc. and our consolidated subsidiaries. SAP will integrate our operational and financial systems and expand the functionality of our financial reporting processes. During the fourth fiscal quarter of 2006, the Gloria Vanderbilt, Norton McNaughton and Miss Erika businesses were converted to this system. We have adequately controlled the transition to the new processes and controls, with no negative impact to our internal control environment. We expect to roll out the implementation of this system to all locations over a multi-year period. As the phased roll out occurs, we will experience changes in internal control over financial reporting each quarter. We expect this ERP system to further advance our control environment by automating manual processes, improving management visibility and standardizing processes as its full capabilities are utilized.

        Except as noted above, there have been no other changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

        Management's report on Internal Control Over Financial reporting appears on page 45. Our independent registered public accounting firm, BDO Seidman, LLP, has issued a report on our assessment of our internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 46.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information about our directors appearing in the Proxy Statement under the caption "Election of Directors" is incorporated herein by reference.

        We have adopted a Code of Business Conduct and Ethics and a Code of Ethics for Senior Executive and Financial Officers, which applies to our Chief Executive Officer, Chief Financial Officer, Controller and other personnel performing similar functions. Both codes are posted on our website, www.jny.com under the "Our Company - Corporate Governance" caption. We intend to make all required disclosures regarding any amendment to, or a waiver of, a provision of the Code of Ethics for Senior Executive and Financial Officers by posting such information on our website.

        The information appearing in the Proxy Statement relating to the members of the Audit Committee and the Audit Committee financial expert under the captions "Corporate Governance - Board Structure and Committee Composition" and "Corporate Governance - Board Structure and Committee Composition - Audit Committee" and the information appearing in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by this reference.

        The balance of the information required by this item is contained in the discussion entitled "Executive Officers of the Registrant" in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

        The information appearing in the Proxy Statement under the captions "Executive Compensation," "Corporate Governance - Compensation Committee Interlocks and Insider Participation" and the information appearing in the Proxy Statement relating to the compensation of directors under the caption "Corporate Governance - Director Compensation and Stock Ownership Guidelines" is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information appearing in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners" is incorporated herein by this reference.

Equity Compensation Plan Information

        The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	9,194,772	$31.83	4,101,603
Equity compensation plans not approved by security holders	218,865	$14.75	--
Total	9,413,637	$31.43	4,101,603

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

        During 2002, 25,000 options were granted pursuant to equity compensation plans not approved by our shareholders. These options were issued to persons not previously employed by us as material inducements to these persons entering into employment contracts with us. These options vest in equal installments on each of the first five anniversary dates of grant and expire ten years from the grant date.

        For further information, see "Stock Options and Restricted Stock" in Notes to Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information appearing in the Proxy Statement under the captions "Corporate Governance - Independence of Directors," "Corporate Governance - Board Structure and Committee Composition" and "Corporate Governance - Policy with Respect to Related Person Transactions" is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information appearing in the Proxy Statement under the caption "Fees Paid to Independent Registered Public Accountants" is hereby incorporated by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:
1.	Financial Statements.
The following financial statements are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2006 and 2005
Consolidated Statements of Operations - Years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Stockholders' Equity - Years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows - Years ended December 31, 2006, 2005 and 2004
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

February 26, 2007		JONES APPAREL GROUP, INC. (Registrant)
	By:	/s/ Peter Boneparth Peter Boneparth President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on this page to this Annual Report on Form 10-K for the year ended December 31, 2006 (the "Form 10-K") constitutes and appoints Peter Boneparth, Wesley R. Card and Efthimios P. Sotos and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Form 10-K, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and grants unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might and could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Peter Boneparth Peter Boneparth	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2007
/s/ Sidney Kimmel Sidney Kimmel	Chairman and Director	February 26, 2007
/s/ Efthimios P. Sotos Efthimios P. Sotos	Chief Financial Officer (Principal Financial Officer)	February 26, 2007
/s/ Patrick M. Farrell Patrick M. Farrell	Executive Vice President and Corporate Controller (Principal Accounting Officer)	February 26, 2007
/s/ Howard Gittis Howard Gittis	Director	February 26, 2007
/s/ Anthony F. Scarpa Anthony F. Scarpa	Director	February 26, 2007
/s/ Matthew H. Kamens Matthew H. Kamens	Director	February 26, 2007
/s/ J. Robert Kerrey J. Robert Kerrey	Director	February 26, 2007
/s/ Ann N. Reese Ann N. Reese	Director	February 26, 2007
/s/ Gerald C. Crotty Gerald C. Crotty	Director	February 26, 2007
/s/ Lowell W. Robinson Lowell W. Robinson	Director	February 26, 2007
/s/ Allen I. Questrom Allen I. Questrom	Director	February 26, 2007
/s/ Frits D. van Paasschen Frits D. van Paasschen	Director	February 26, 2007

INDEX TO FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm on Schedule II.

Schedule II.         Valuation and qualifying accounts

Schedules other than those listed above have been omitted since the information is not applicable, not required or is included in the respective financial statements or notes thereto.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit[1]
2.1	Agreement and Plan of Merger dated September 10, 1998, among Jones Apparel Group, Inc., SAI Acquisition Corp., Sun Apparel, Inc. and the selling shareholders (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated September 24, 1998).
2.2	Agreement and Plan of Merger dated as of March 1, 1999, among Jones Apparel Group, Inc., Jill Acquisition Sub Inc. and Nine West Group Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated March 2, 1999).
2.3	Securities Purchase and Sale Agreement dated as of July 31, 2000, among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Victoria + Co Ltd. and the Shareholders and Warrantholders of Victoria + Co Ltd (incorporated by reference to Exhibit 2.1 of our Quarterly Report on Form 10-Q for the three months ended April 2, 2000).
2.4	Agreement and Plan of Merger dated as of April 13, 2001, among Jones Apparel Group, Inc., MCN Acquisition Corp. and McNaughton Apparel Group Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated April 13, 2001).
2.5	Purchase Agreement dated as of August 7, 2003 between Kasper A.S.L., Ltd. and Jones Apparel Group, Inc. (incorporated by reference to Exhibit 2.1 of our Quarterly Report on Form 10-Q for the nine months ended October 4, 2003).
2.6	Agreement and Plan of Merger dated as of June 18, 2004, among Jones Apparel Group, Inc., MSC Acquisition Corp. and Maxwell Shoe Company Inc. (incorporated by reference to Exhibit 99.D.3 of Amendment No. 16 to our Schedule TO dated June 21, 2004).
2.7	Agreement and Plan of Merger dated as of November 10, 2004 among Jones Apparel Group, Inc., Flintstone Acquisition Corp. and Barneys New York, Inc. (incorporated by reference to Exhibit 2 of our Schedule 13D dated November 10, 2004).
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the six months ended July 6, 2002).
4.1	Form of Certificate evidencing shares of common stock of Jones Apparel Group, Inc. (incorporated by reference to Exhibit 4.1 of our Shelf Registration Statement on Form S-3, filed on October 28, 1998 (Registration No. 333-66223)).
4.2	Exchange and Note Registration Rights Agreement dated June 15, 1999, among Jones Apparel Group, Inc., Bear, Stearns & Co. Inc., Chase Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney Inc., BancBoston Robertson Stephens Inc., Banc of America Securities LLC, ING Baring Furman Selz LLC, Lazard Freres & Co. LLC, Tucker Anthony Cleary Gull, Brean Murray & Co., Inc. and The Buckingham Research Group Incorporated (incorporated by reference to Exhibit 4.5 of our Quarterly Report on Form 10-Q for the six months ended July 4, 1999).

Exhibit No.	Description of Exhibit
4.3	Senior Note Indenture dated as of June 15, 1999, among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Group Inc. and The Bank of New York, as trustee, including Form of 7.50% Senior Notes due 2004 and Form of 7.875% Senior Notes due 2006 (incorporated by reference to Exhibit 4.6 of our Quarterly Report on Form 10-Q for the six months ended July 4, 1999).
4.4	Supplemental Indenture, dated as of December 23, 2002, by and among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Group Inc., Nine West Footwear Corporation, Jones Retail Corporation, as issuers, and the Bank of New York, as Trustee, relating to the 7.50% Senior Notes Due 2004 and 7.875% Senior Notes Due 2006 (incorporated by reference to Exhibit 4.12 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
4.5	Indenture dated as of November 22, 2004, among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Footwear Corporation and Jones Retail Corporation, as Issuers and SunTrust Bank, as Trustee, including Form of 4.250% Senior Notes due 2009, Form of 5.125% Senior Notes due 2014 and Form of 6.125% Senior Notes due 2034 (incorporated by reference to Exhibit 4.14 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004).
4.6	Form of Exchange and Note Registration Rights Agreement dated November 22, 2004 among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Footwear Corporation and Jones Retail Corporation, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Representatives of the Several Initial Purchasers listed in Schedule I thereto, with respect to 4.250% Senior Notes due 2009, 5.125% Senior Notes due 2014 and 6.125% Senior Notes due 2034 (incorporated by reference to Exhibit 4.15 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004).
4.7*	First Supplemental Indenture dated as of December 31, 2006, by and among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Footwear Corporation, Jones Retail Corporation, Kasper, Ltd., as Issuers, and U.S. Bank National Association (as successor in interest to SunTrust Bank), as Trustee, relating to the 4.250% Senior Notes Due 2009, 5.125% Senior Notes due 2014 and 6.125% Senior Notes due 2034.
10.1	1991 Stock Option Plan (incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S-1 filed on April 3, 1991 (Registration No. 33-39742)).+
10.2	1996 Stock Option Plan (incorporated by reference to Exhibit 10.33 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1996).+
10.3	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005).+
10.4	Form of Agreement Evidencing Stock Option Awards Under the 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004).+
10.5	Form of Agreement Evidencing Restricted Stock Awards Under the 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the three months ended April 2, 2005).+
10.6	License Agreement dated as of August 1, 1995, between PRL USA, Inc., as assignee of Polo Ralph Lauren Corporation, successor to Polo Ralph Lauren, L.P., and Sun Apparel, Inc., as amended (incorporated by reference to Exhibit 10.53 of our Quarterly Report on Form 10-Q/A for the nine months ended September 27, 1998).#
10.7	1Design Services Agreement dated as of August 1, 1995, between Polo Ralph Lauren Corporation, successor to Polo Ralph Lauren, L.P., and Sun Apparel, Inc., as amended (incorporated by reference to Exhibit 10.54 of our Quarterly Report on Form 10-Q for the nine months ended September 27, 1998).#
10.8	Jones Apparel Group, Inc. Executive Annual Incentive Plan (incorporated by reference to Annex B of our Proxy Statement for our 1999 Annual Meeting of Stockholders).+

Exhibit No.	Description of Exhibit
10.9	Amended and Restated Employment Agreement dated March 11, 2002, between Jones Apparel Group, Inc. and Peter Boneparth (incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).+
10.10	Employment Agreement dated as of July 1, 2000, between Jones Apparel Group, Inc. and Sidney Kimmel (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the nine months ended October 1, 2000).+
10.11	Amended and Restated Employment Agreement dated March 11, 2002, between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the three months ended April 6, 2002).+
10.12	Amended and Restated Employment Agreement dated April 4, 2002, between Jones Apparel Group, Inc. and Ira M. Dansky (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the three months ended April 6, 2002).+
10.13	Buying Agency Agreement dated August 31, 2001, between Nine West Group Inc. and Bentley HSTE Far East Services Limited (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the nine months ended October 6, 2001).
10.14	Buying Agency Agreement dated November 30, 2001, between Nine West Group Inc. and Bentley HSTE Far East Services, Limited (incorporated by reference to Exhibit 10.22 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.15	Employment Agreement dated as of October 1, 2001, between Jones Apparel Group, Inc. and Rhonda Brown (incorporated by reference to Exhibit 10.23 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).+
10.16	Amendment dated February 28, 2003 to the Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.22 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).+
10.17	Amendment dated February 28, 2003 to the Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Peter Boneparth (incorporated by reference to Exhibit 10.23 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).+
10.18	Amendment dated February 28, 2003 to the Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Ira M. Dansky (incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).+
10.19	Amendment dated February 28, 2003 to the Employment Agreement between Jones Apparel Group, Inc. and Rhonda Brown (incorporated by reference to Exhibit 10.25 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).+
10.20	Amendment No. 2 dated March 8, 2006 to Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated March 8, 2006).+
10.21	Amended and Restated Employment Agreement dated as of June 5, 2006 between Jones Apparel Group, Inc. and Efthimios P. Sotos (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated May 31, 2006).+
10.22	Form of Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.26 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).+
10.23	Form of Agreement Evidencing Restricted Stock Awards for Outside Directors Under the 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the three months ended April 2, 2005).+

Exhibit No.	Description of Exhibit
10.24	Amended and Restated Five-Year Credit Agreement dated as of June 15, 2004, by and among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, Wachovia Bank, National Association, as Administrative Agent, Citibank, N.A. and JPMorgan Chase Bank, as Syndication Agents, and Bank of America, N.A., Barclays Bank PLC and Suntrust Bank as Documentation Agents (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the six months ended July 3, 2004).
10.25	Amendment to the Amended and Restated Five-Year Credit Agreement dated as of November 17, 2004 among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein and Wachovia Bank, National Association as agent for the Lenders (incorporated by reference to Exhibit 10.31 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004).
10.26	Amended and Restated Five-Year Credit Agreement dated as of May 16, 2005, by and among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Co-Lead Arrangers and Joint Bookrunners, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank and Citibank, N.A., as Syndication Agents, and Bank of America, N.A., Barclays Bank PLC and Suntrust Bank as Documentation Agents (incorporated by reference to Exhibit 10.26 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.27	Jones Apparel Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.32 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004).+
10.28*	Summary Sheet of Compensation of Non-Management Directors of Jones Apparel Group, Inc.+
10.29	Jones Apparel Group, Inc. Severance Plan and Summary Plan Description (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated May 31, 2006).+
11*	Computation of Earnings per Share.
12*	Computation of Ratio of Earnings to Fixed Charges.
21*	List of Subsidiaries.
23*	Consent of BDO Seidman, LLP.
31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32[o]	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Decision and Order of the Federal Trade Commission In the Matter of Nine West Group Inc., Docket No. C-3937, dated April 11, 2000 (incorporated by reference to Exhibit 99.1 of our Quarterly Report on Form 10-Q for the three months ended April 2, 2000).

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Jones Apparel Group, Inc.
Bristol, Pennsylvania

The audits referred to in our report dated February 20, 2007 relating to the consolidated financial statements of Jones Apparel Group, Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
New York, New York
February 20, 2007

SCHEDULE II

                                     JONES APPAREL GROUP, INC.
                                 VALUATION AND QUALIFYING ACCOUNTS
                           YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
                                           (In Millions)

           Column A                   Column B             Column C            Column D     Column E
-------------------------------      ----------   -------------------------   ----------   ---------
                                                         Additions
                                                  -------------------------
                                     Balance at   Charged to    Charged to                 Balance
                                     beginning    costs and     other                      at end of
Description                          of period    expenses      accounts      Deductions   period
------------                         ----------   ----------    -----------   ----------   ---------
Accounts receivable allowances
------------------------------
Allowance for doubtful accounts
  For the year ended December 31:
    2004                                 $10.9      $ (0.7)      $ 2.1(1)      $  3.3(2)    $  9.0
    2005                                 $ 9.0      $  1.2       $   -         $  4.1(2)    $  6.1
    2006                                 $ 6.1      $  0.6       $   -         $  3.2(2)    $  3.5

Allowance for sales discounts
  For the year ended December 31:
    2004                                 $14.8      $125.2       $   -         $123.9(3)    $ 16.1
    2005                                 $16.1      $114.4       $   -         $115.9(3)    $ 14.6
    2006                                 $14.6      $107.6       $   -         $110.9(3)    $ 11.3

Allowance for sales returns
  For the year ended December 31:
    2004                                 $ 5.2      $ 27.2       $ 3.3 (4)     $ 26.8(3)    $  8.9
    2005                                 $ 8.9      $ 28.6       $ 0.2 (5)     $ 28.0(3)    $  9.7
    2006                                 $ 9.7      $ 30.3       $(0.5)(5)     $ 28.0(3)    $ 11.5

Allowance for co-op advertising
  For the year ended December 31:
    2004                                 $ 7.4      $ 48.1       $ 1.1 (6)     $ 44.4(3)    $ 12.2
    2005                                 $12.2      $ 34.8       $   -         $ 36.2(3)    $ 10.8
    2006                                 $10.8      $ 23.2       $(0.2)(5)     $ 23.8(3)    $ 10.0

Deferred tax valuation allowance
  For the year ended December 31:
    2004                                 $ 8.5      $    -       $   -         $    -       $  8.5
    2005                                 $ 8.5      $  0.7       $   -         $    -       $  9.2
    2006                                 $ 9.2      $112.4       $   -         $  9.2(7)    $112.4

(1)  Addition due to the acquisition of Maxwell on July 8, 2004 and Barneys on December 20, 2004.
(2)  Doubtful accounts written off against accounts receivable.
(3)  Deductions taken by customers written off against accounts receivable.
(4)  Addition due to the acquisition of Maxwell on July 8, 2004 and Barneys on December 20, 2004
     and effects of foreign currency translation.
(5)  Represents effects of foreign currency translation.
(6)  Addition due to the acquisition of Maxwell on July 8, 2004.
(7)  Deferred tax asset written off against the deferred tax valuation allowance.