Form 10-K/A
period 2006-12-31
JONES APPAREL GROUP INC
filed 2007-04-27
CIK 874016

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

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A (this "Amendment") amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed on February 26, 2007 (the "Original Filing"). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2006. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications and a management contract with a named executive officer.

        Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Executive Officers

        Certain information concerning our executive officers is contained in the discussion entitled "Executive Officers of the Registrant" in Part I of our Form 10-K filed with the SEC on February 26, 2007.

        By letter dated March 23, 2007, Efthimios P. Sotos gave notice of his resignation from his position as our Chief Financial Officer. His employment with us ended on March 27, 2007. On March 26, 2007, Wesley R. Card was appointed as our Chief Financial Officer. Mr. Card currently serves as our Chief Operating and Financial Officer.

Board of Directors

        The Board of Directors consists of 11 directors. All of the directors other than Frits D. van Paasschen were previously elected by stockholders at the 2006 Annual Meeting of Stockholders. Mr. van Paasschen joined the Board on November 30, 2006. He was identified to the Nominating/Corporate Governance Committee of the Board as a candidate by a third party search firm.

        Pursuant to the terms of the amended and restated employment agreement which we entered into with Peter Boneparth on March 11, 2002, we have agreed to include Mr. Boneparth as a nominee for our Board of Directors and to recommend that stockholders vote in favor of his election to the Board of Directors, for so long as Mr. Boneparth is employed by us under the employment agreement. Mr. Boneparth's agreement will expire on March 31, 2009.

        The following information as to our directors, as of April 27, 2007, is based upon our records and information furnished to us by the directors.

Name	Age	Other Positions with Jones and Principal Occupation	Has served as director since
Peter Boneparth	47	President and Chief Executive Officer	2001
Sidney Kimmel	79	Chairman	1975
Howard Gittis	73	Vice Chairman and Chief Administrative Officer of MacAndrews & Forbes Holdings Inc.	1992
Anthony F. Scarpa	64	Retired Senior Vice President/Division Executive, JPMorgan Chase Bank	2001
Matthew H. Kamens	55	Attorney	2001
J. Robert Kerrey	63	President of The New School	2002
Ann N. Reese	54	Executive Director, Center for Adoption Policy	2003
Gerald C. Crotty	55	President of Weichert Enterprise LLC	2005
Lowell W. Robinson	58	Chief Financial Officer and Chief Administrative Officer of MIVA, Inc.	2005
Allen I. Questrom	67	Retired Chairman and Chief Executive Officer of J.C. Penney Company, Inc.	2005
Frits D. van Paasschen	46	President and Chief Executive Officer of Coors Brewing Company	November 2006

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

        Mr. Gittis has been Vice Chairman and Chief Administrative Officer and a director of MacAndrews & Forbes Holdings Inc., a diversified holding company, and various affiliates, since July 1985. In addition, Mr. Gittis is a director of M & F Worldwide Corp., Revlon, Inc. and Scientific Games Corporation.

        Mr. Scarpa served as Senior Vice President and Division Executive of JPMorgan Chase Bank from 1985 until his retirement in December 2000.

        Mr. Kamens is employed by Mr. Kimmel as a lawyer and personal advisor. He is also Of Counsel to the law firm of Wolf, Block, Schorr and Solis-Cohen LLP, where he served as its Chairman from 1995 to 2001.

        Mr. Kerrey has served as the President of The New School in New York City since January 2001. From 1988 to 2000, he served as United States Senator from Nebraska. During that period, he was a member of numerous congressionally-chartered commissions and Senate committees, including the Senate Finance and Appropriations Committees and the Senate Select Committee on Intelligence. Prior to that time, he served as Governor of Nebraska from 1982 to 1987. Mr. Kerrey also serves on the Board of Directors of Tenet Healthcare Corporation and Genworth Financial, Inc.

        Ms. Reese co-founded the Center for Adoption Policy in New York in 2001 and is currently its Executive Director. Prior to co-founding the Center, Ms. Reese served as a principal with Clayton, Dubilier & Rice, a private equity investment firm, from 1999 to 2000, and as Executive Vice President and Chief Financial Officer of ITT Corporation from 1995 to 1998. Ms. Reese also serves on the Board of Directors of Xerox Corporation, Sears Holdings Corporation and Merrill Lynch & Co., Inc.

        Mr. Crotty has served as President of Weichert Enterprise LLC, a private equity investment firm, since 2001. He previously served as Chairman of Excelsior Ventures Management LLC from 1999 to 2001. From 1991 to 1998, he held various executive positions with ITT Corporation and its affiliates, including President and Chief Operating Officer of ITT Consumer Financial Corporation and Chairman, President and Chief Executive Officer of ITT Information Services. Prior to that time, he served as both Counsel, and then later as Secretary, to the Governor of New York State. Mr. Crotty serves on the Board of Trustees of AXA Enterprise Multimanager Funds Trust and AXA Premier VIP Trust and on the Board of Directors of Access Integrated Technologies, Inc.

        Mr. Robinson has served as the Chief Financial Officer and Chief Administrative Officer of MIVA, Inc., an online advertising network, since December 2006. He previously served as the President of LWR Advisors from 2004 to 2006, as Special Counsel (and Interim Chief Financial Officer) to the President of Polytechnic University from 2002 to 2004 and as Chairman of the Audit Committee and Special Independent Committee of the Board of Edison Schools from 2002 to 2003. Previously, he held senior financial positions at ADVO Inc., Kraft Foods, Inc., HotJobs.com and Citigroup Inc. Mr. Robinson also serves on the Board of Directors of International Wire Group, Inc. and on the Board of Trustees of Diversified Investment Advisors, a registered investment advisory firm which is an affiliate of AEGON N.V.

        Mr. Questrom was Chairman and Chief Executive Officer of J.C. Penney Company, Inc. from September 2000 until January 2005. Previously he was the Chief Executive Officer at Barneys New York, Inc., Federated Department Stores, Inc. and Neiman Marcus. He is also a member of the Board of Directors of Sotheby's Holdings, Inc.

        Mr. van Paasschen has been the President and Chief Executive Officer of Coors Brewing Company since 2005. From 1998 to 2004, he held several senior positions with Nike, Inc., including Corporate Vice President/General Manager Europe, Middle East and Africa from 2000 to 2004. From 1995 to 1997, he served as Vice President, Finance and Planning of Disney Consumer Products. Prior to that time, Mr. van Paasschen held various management positions with Boston Consulting Group, First Call Corporation, Goldman, Sachs & Co. and McKinsey & Company. Mr. van Paasschen also serves on the Board of Directors of Oakley, Inc.

Audit Committee

        The Board of Directors maintains a standing Audit Committee. The Audit Committee has been established in accordance with Section 3(a)(58)A of the Securities Exchange Act of 1934, as amended, and is currently comprised of Mr. Robinson (Chair), Ms. Reese and Mr. Scarpa.

        The Audit Committee assists the Board in oversight of (1) the integrity of our financial statements, (2) our independent registered public accountants' qualifications and independence, (3) the performance of our internal audit function and independent registered public accountants and (4) our compliance with legal and regulatory requirements. In addition, the Committee renders its report for inclusion in our annual proxy statement.

        The Audit Committee is also responsible for retaining (subject to stockholder approval), evaluating and, if it deems appropriate, terminating our independent registered public accountants.

        The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from us for, outside legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties. Each of the current members of the Audit Committee meets the enhanced standards for the independence of audit committee members under SEC rules and New York Stock Exchange listing standards, and is financially literate, as required of audit committee members by the New York Stock Exchange. The Board has determined that Ann N. Reese and Lowell W. Robinson are audit committee financial experts.

Code of Business Conduct and Ethics

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC and the New York Stock Exchange, and to furnish us with copies of, reports of ownership and changes in ownership of our common stock. Based on a review of our records and written representations of our directors and executive officers, all Section 16(a) reports for 2006 were filed on a timely basis, except that a Form 4 reporting the forfeiture of certain shares of restricted stock held by Anita Britt resulting from the termination of her employment as an executive officer of Jones on March 6, 2006 was filed on March 9, 2006; if the forfeiture was deemed to occur simultaneously with, rather than following, her termination of service, such filing was one day late.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee

        The Board of Directors maintains a standing Compensation Committee. The Compensation Committee assists the Board in discharging its responsibilities relating to compensation of our Chief Executive Officer and other executives in light of such factors as our compensation philosophy, competitive practices and such other factors as the Committee deems appropriate. The Compensation Committee recommends to the Board the compensation of directors.

        The Committee has retained an independent consultant, Mercer Human Resource Consulting, to assist the Committee in fulfilling its responsibilities. The independent consultant reports directly to the Compensation Committee.

        The Compensation Committee's process includes executive sessions where the Committee meets alone, or with its consultant or other advisors, without the presence of management. The Committee has exclusive authority to determine the compensation of our named executive officers, as well as to make equity grants to other executives who are subject to Section 16 of the Securities Exchange Act of 1934, pursuant to Rule 16a-2. The Committee also exercises authority to determine the compensation for other individuals who report directly to our Chief Executive Officer.

        The Compensation Committee has the authority to designate a "CEO Committee," composed of the director serving as our chief executive officer, and to delegate to the CEO Committee the authority to:

  direct the grant of awards to persons who are eligible to receive awards under our 1999 Stock Incentive Plan in connection with either the hiring or promotion of such persons and determine the number of shares covered by such grants, the types and terms of any such options and stock appreciation rights to be granted and the exercise prices of such options and stock appreciation rights, and the terms and conditions of vesting and the purchase price, if any, of any such grants of restricted stock.

        However, the CEO Committee does not have authority to:

  grant awards to any chief executive officer of the Company or to any other eligible individual who at the time of the award is, or is reasonably expected to become, subject to the provisions of Section 16 of the Securities Exchange Act of 1934, pursuant to Rule 16a-2, during any calendar year, grant options to purchase more than 200,000 shares in the aggregate or grant more the 75,000 shares of restricted stock in the aggregate or grant to any person eligible to receive an award under our 1999 Stock Incentive Plan awards of options to purchase more than 25,000 shares in the aggregate and/or awards of more than 10,000 shares of restricted stock in the aggregate.

Compensation Committee Interlocks and Insider Participation

        The members of the Compensation Committee are Mr. Gittis, Mr. Kerrey and Mr. Crotty. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with our executive officers or our other directors.

Compensation Discussion & Analysis

Compensation Program Objectives

        The objectives of our executive compensation program are to:

  Allow us to successfully attract, retain, and motivate executives who enable us to achieve high standards of consumer satisfaction and operational excellence and
  Hold our executives accountable and offer rewards for successful business results and shareholder value creation.

        Except as otherwise noted, the description of the compensation program provided here applies to all of our named executive officers.

Oversight of Our Executive Compensation Program

        The Compensation Committee of the Board of Directors (the "Committee") oversees and administers our executive compensation program and establishes the compensation of our executive officers. The Committee's responsibilities are detailed in its charter, which can be found on our website at www.jny.com/Our Company/Corporate Governance.

        The Committee retains Mercer Human Resource Consulting, an outside compensation consultant, to assist it in fulfilling its responsibilities. Mercer's work for the Committee includes benchmarking the total compensation of our named executive officers relative to a peer group discussed below, assessing the

Company's financial performance against the peer group, providing advice on how to structure cash and equity incentives, and providing guidance on changing regulatory requirements and best practices. Mercer reports directly to the Committee.

Compensation Benchmarking Process

        The Company's policy is to pay executive officers named in the 2006 Summary Compensation Table herein (the "named executive officers"), other than Mr. Kimmel, competitively, taking into account the Company's objectives for annual and long-term performance. The Committee believes this helps to achieve the objective of attracting, retaining, and motivating executives in the highly competitive retail and apparel industry. Because a large portion of total executive compensation is provided in the form of incentives that are contingent on performance, actual compensation of these executives will vary above and below the targeted position, depending on Company financial results and individual performance. In periods of strong performance, actual compensation will exceed the targeted position. If a downturn in performance occurs, the Committee expects actual compensation to be reduced below the guideline.

        The Committee regularly reviews data on industry compensation levels and financial performance to assess competitive levels of compensation for our executive officers and the alignment between compensation and Company financial performance. In January 2007, the Committee, with the assistance of its outside consultant, compared the total compensation of our named executive officers and the financial and total shareholder return performance of the Company against the compensation and performance of a peer group.

        The peer group was comprised of 16 publicly traded companies which included (i) direct competitors that manufacture apparel and footwear, (ii) department stores that represent our largest customers, and (iii) specialty retailers of footwear and apparel, particularly specialty retailers who design and manufacture their own products, because their businesses are comparable to or compete directly with facets of our business. The companies in the peer group were:

Apparel/Footwear Manufacturing Companies	Department Stores	Specialty Retailers
Brown Shoe Company, Inc. Coach, Inc. Hanesbrands, Inc. Kellwood Company Liz Claiborne, Inc. Phillips-Van Heusen Corporation Polo Ralph Lauren Corporation VF Corporation	Dillard's, Inc Nordstrom, Inc. Saks Inc.	Abercrombie & Fitch Co. AnnTaylor Stores Corporation Foot Locker, Inc. Limited Brands, Inc. The Talbots, Inc.

Components of the Executive Compensation Program-Description of Elements and Evaluation Process

        In 2006, the executive compensation program in place for Mr. Kimmel, our founder and chairman, was composed primarily of base salary. In addition, Mr. Kimmel participated in our employee benefit plans and received certain perquisites, as described below. Mr. Kimmel relinquished the role of chief executive officer in 2002, after which Mr. Boneparth was promoted to serve as chief executive officer. During the period that Mr. Kimmel has served only as chairman, the Committee's approach to Mr. Kimmel's compensation has been to continue his base salary, pursuant to the terms of his employment contract with the Company. His base salary has not been adjusted since 2001. Mr. Kimmel last received an annual cash incentive in 2005 for performance in 2004. Since then, Mr. Kimmel has not received a bonus, and he has not received an equity grant since 2001, enabling the Committee to increase the bonuses and equity available to other members of the management team.

        Ms. Brown's employment with us terminated in April 2006. Ms. Brown received a termination payment, as reported in the 2006 Summary Compensation Table, consistent with the terms of her employment agreement, as well as salary, restricted stock awards and certain employee benefits during the portion of the year that she was employed by us. Additionally, she will receive future payments, which are discussed herein under the heading "Potential Payments and Benefits Upon Termination of Employment."

        In March 2007, Mr. Sotos resigned from the Company, and as a result, received payment of his salary and benefits only through the date of his termination of employment. Upon Mr. Sotos' resignation, we asked Mr. Card to resume the responsibilities of the Chief Financial Officer, in addition to serving as our Chief Operating Officer, and Mr. Card agreed.

        The current named executive officers, including Mr. Boneparth, have a compensation program that includes the following components:

  Base salary,
  Annual incentives,
  Long-term incentives in the form of performance-contingent and/or time-based restricted stock,
  Employee benefits and
  Perquisites

        The structure of each of these components, as reported in the 2006 Summary Compensation Table, is described below.

Base Salaries. Base salaries are used to compensate our executives for their position and level of responsibility. Each of our named executive officers has an employment agreement with us that defines a minimum annual salary for the executive. The Committee reviews base salaries annually and may adjust salaries above the minimum, depending on individual performance, impact on the business, tenure and experience, changes in job responsibilities and market practice.

        In 2006, only two of the named executive officers received base salary increases. Both Ms. Cote' and Mr. Sotos received base salary increases to reflect their promotion to new positions with increased responsibilities. In January 2007, Mr. Sotos received an additional increase to $600,000. Salaries for our current named executive officers are shown below:

Named Executive Officer	2006 Salary	2007 Salary
Peter Boneparth Wesley R. Card Lynne F. Cote'	$2,500,000 $1,100,000 $1,000,000	$2,500,000 $1,100,000 $1,000,000

Annual Cash Incentives. The Executive Annual Incentive Plan was adopted in 1999 and approved by our stockholders. Under its provisions, executive officers are eligible to participate in an "Incentive Pool," which equals not more than 3.0% of our pre-tax income (as adjusted according to the Incentive Plan). During the first quarter of each year, the Compensation Committee allocates a percentage of the Incentive Pool to each participant that determines the maximum cash incentive that may be paid, subject to an overall individual maximum award of $3.0 million. The Committee retains the discretion to reduce these awards but may not increase them. This approach satisfies the tax requirements for performance-based compensation and allows us to deduct annual cash incentives paid under the Incentive Plan.

        In 2006, the Committee continued to revise the process used to determine annual cash incentive awards. For 2006, target annual cash incentive awards were established for Mr. Boneparth and Mr. Card, who were named executive officers at the beginning of the year; consistent with recent past practice, none was set for Mr. Kimmel. The target awards were established so that total annual cash compensation of these executives would be roughly comparable to the 75th percentile of the peer group when current base salary levels are taken into account. The target awards are shown below:

Named Executive Officer	Target Annual Cash Incentive Award for 2006 Performance Year
Peter Boneparth Wesley R. Card Lynne F. Cote' Efthimios P. Sotos	$1,200,000 $770,000 N/A N/A

        The Committee worked with our senior management and the Committee's compensation consultant to establish guidelines for the percentage of target awards that could be paid for 2006 performance. Overall Jones performance goals were established, which reflected 2006 budgeted performance. We selected net income and operating cash flow as measures, because they indicate how successful we are at selling our products, operating efficiently, and maintaining a disciplined approach to inventory management during the year. For 2006, the budgeted goal for net income was $255.8 million, and the budgeted goal for operating cash flow was $393.0 million. We assigned a 50% weighting to each measure. We believed the budgeted performance goals constituted realistic but challenging goals.

        A matrix that equally weighted the overall corporate financial achievement against budget on these two measures and the assessment of the individual performance of the executive was also established. This matrix (shown below) provided the Committee with a guideline, which allowed for a payout of up to 125% of target, subject to the available Incentive Pool. The matrix also specified that no annual cash incentive awards would be paid as to each performance goal if actual financial results in 2006 fell below 90% of that performance goal.

Percentage of 2006 Target Awards Payable
Corporate Financial Achievement Against Budget	Financial Measures		Individual performance Against Objectives as Assessed by Compensation Committee/Board
	Net Income	Operating Cash Flow	Partially Meets Expectations			Meets Expectations			Outstanding
	(weighting)	(weighting)	(% of target)			(% of target)			(% of target)
Below 90%	50%	50%	0%	-	0%	0%	-	0%	0%	-	0%
90% - 96.9%	50%	50%	0%	-	50%	50%	-	70%	70%	-	90%
97% - 103%	50%	50%	50%	-	70%	70%	-	100%	90%	-	110%
103.1% - 110%	50%	50%	70%	-	100%	90%	-	110%	110%	-	125%

        In 2006, the Company had a net loss of $144.1 million, created primarily by the required recognition of a substantial non-cash charge for trademark and goodwill impairments. Because the Company had a net loss, no Incentive Pool was funded under the 1999 Incentive Plan, and the goals for net income established for 2006 were not met. However, actual operating cash flow was $423.9 million, which exceeded the operating cash flow goal set for 2006 by 8%.

        Because the Company reported a loss, the Committee decided not to award Mr. Boneparth any bonus for 2006. The Committee did determine that the other named executive officers should be awarded a portion of their bonuses to recognize the Company's surpassing of operating cash flow goals, as well as individual contributions. For example, Ms. Cote''s business unit exceeded budgeted operating income goals. Mr. Card led the successful restructuring efforts and was integral to the successful ongoing implementation of a new enterprise resource planning system. Mr. Sotos was newly promoted to his position during the year. The bonuses that were awarded to named executives officers are reported in the 2006 Summary Compensation Table.

        At the 2007 annual meeting of stockholders, we will be seeking stockholder approval of the 2007 Executive Annual Cash Incentive Plan. When we designed the new plan, we strove to create a plan that more closely links bonus payouts to Company performance.

        In the first quarter of 2007, we established financial performance goals for 2007 cash incentive awards. For executives with corporate responsibility, these goals are based 50% on 2007 net income and 50% on 2007 operating cash flow, excluding the impact of unusual, unplanned, non-recurring or extraordinary items or other occurrences affecting the Company. For executives with business unit responsibility, 100% of the cash incentive awards will be based on the business unit's 2007 operating contribution margin, defined as operating income before corporate overhead allocation. The goals are consistent with the Company's budget and, we believe, are rigorous but attainable. We will assess our actual Company performance relative to these goals in the first quarter of 2008. The percentage of target awards which may be paid as to each of the 2007 financial performance goals is shown in the table below.

For Corporate Participants		For Business Unit Participants
% of Budget Achieved	% of Target Award Earned	% of Budget Achieved	% of Target Award Earned
90%	75%	90%	75%
100%	100%	100%	100%
110% or more	150%	125% or More	150%

Note: Interpolation applies for intermediate points

        In certain instances that result from extraordinary circumstances where performance is less than 90% of budget, if the Company achieves 75% of either budgeted net income or operating cash flow goals or if the executive's business unit achieves 75% of its budgeted contribution, then the Committee may pay up to 25% of annual bonus targets to recognize individual performance. In addition, the Committee may use discretion to reduce or eliminate any award based on its assessment of business results compared to performance goals or other factors.

        The 2007 target award amounts for Mr. Boneparth, Mr. Card and Ms. Cote' are shown in the table below.

Named Executive Officer	Target Annual Incentive Award for 2007 Performance Year
Peter Boneparth Wesley R. Card Lynne F. Cote'	$1,200,000 80% of 2007 salary 80% of 2007 salary

The target award for our chief executive officer is expressed as a dollar amount rather than as a percentage of base to recognize that his salary, which is governed by his employment agreement, is above average, relative to the peer group. In 2007, maximum awards were increased from 125% to 150% of the target amounts shown above.

        Long-Term Incentive Awards. Long-term incentive awards are granted to align our executives with our stockholders by focusing on our stock price performance and other indicators of long-term performance and to retain their services through multi-year vesting provisions. Since 2003, most of the long-term incentive awards made to named executive officers have been performance-contingent restricted stock awards. Although we continue to have the ability to grant stock options, we have used restricted stock because:

  Restricted stock is a better retention device,
  Fewer shares are required, allowing us to better manage dilution and
  Awards are subject to less volatility, given the changing business conditions facing our industry.

        Restricted stock grants are typically granted to named executive officers annually at a Compensation Committee meeting in February or March at a date convenient for the members of the Committee. Last year the Committee approved grants of restricted stock on March 6, 2006. The awards were valued at $29.44 per share, the fair market value on the date of grant, and appear in the Grants of Plan-Based Awards in 2006 table herein.

        The vesting of the restricted stock awards in 2006 granted to Messrs. Boneparth and Card was contingent on both performance and time. 50% of the shares were eligible to vest if the Company achieved the 2006 net income budget. The remaining 50% were eligible to vest if the Company achieved the 2006 operating cash flow budget. If actual net income or operating cash flow results were less than 90% of the targeted amounts, the corresponding shares would be forfeited. For achievement of between 90% and 100% of the targeted amounts, a proportionate number of shares would be eligible to vest.

        If the financial tests were satisfied, the shares eligible for vesting would vest 100% on the second business day after public release of fourth quarter financial results for 2008 (i.e., approximately three years after the date of grant). Consequently, the ultimate value of these awards depends on stock price performance through mid-February 2009. In 2006, the Committee made the vesting of restricted shares contingent on 2006 annual performance, because the Committee wanted to provide an additional incentive to achieve the 2006 budget, after results fell below budget in 2005. Awards granted in 2005 were contingent on achieving operating cash flow goals that extend through 2007.

        Although the Company outperformed its operating cash flow goal, we did not achieve our net income target for 2006. As a result, Messrs. Boneparth and Card forfeited 50% of the restricted stock awards granted in 2006, or 25,000 shares and 12,500 shares, respectively. The restricted shares awarded to Mr. Sotos prior to his appointment as Chief Financial Officer and at his promotion were not subject to performance targets. They would have vested in February 2009 but were forfeited in March 2007 as a result of his resignation. Ms. Cote''s restricted shares were not subject to performance targets and contain a similar three-year cliff time vesting requirement.

        The Committee uses discretion to determine the size of restricted stock awards. Mr. Boneparth recommends awards for the other named executive officers, subject to Committee review and approval. The Committee determines the number of shares to award to Mr. Boneparth. Factors that influence the Committee's decisions include:

  the Company's performance in the prior year,
  the performance of individual executives,
  the size of previous equity awards and
  total compensation relative to peer group norms.

        For the awards made in March 2006, the Committee reduced the number of shares granted by approximately 50% from the prior year, because 2005 net income and 2005 operating cash flow were below budget.

        No stock options were granted to named executive officers in 2006.

        Following a review of our executive compensation program, we modified our long-term incentive practice for 2007. We defined target guidelines to govern the size of restricted stock awards. Going forward, we will target restricted stock award values for named executive officers with corporate responsibilities at approximately 2X annual cash incentive target awards. Target restricted stock award values for named executive officers with business unit responsibilities will be set at approximately 1.5X annual cash incentive target awards. We feel this creates a clear emphasis on long-term performance instead of short-term performance and is competitive with market practice. 100% of the restricted stock granted to the named executive officers with corporate responsibility, Messrs. Boneparth and Card, was performance-based. For the named executive officer with business unit responsibility, Ms. Cote', a portion of the restricted stock granted was performance-based, while the remaining amount vests based on continued service to encourage retention. The restricted stock awards granted to these executives during the first quarter of 2007 are shown in the following table.

Named Executive Officer	Time-Based Shares (#)(1)	Performance-Based Shares (#)(2)
Peter Boneparth Wesley R. Card Lynne F. Cote'	0 0 20,000	74,000 51,000 15,000

(1) Time-based restricted shares were granted on January 24, 2007.
(2) Performance-based restricted shares were granted on March 27, 2007.

        Time-based restricted stock will vest in full three years from the grant date. The vesting of performance-based restricted stock is subject to three year performance conditions. If the Company's total shareholder return is equal to or greater than the median total shareholder return of a group of select apparel, footwear, and department store companies, 50% of the shares will vest. The companies in the comparator group are:

Apparel and Footwear Companies	Retail Companies
Bakers Footwear Group Inc.
Brown Shoe Company, Inc.
Fossil, Inc.
Genesco Inc.
Hanesbrands, Inc.
Kellwood Company
Liz Claiborne, Inc.
Oxford Industries, Inc.
Phillips-Van Heusen Corporation
Polo Ralph Lauren Corporation
Rocky Brands, Inc.
Steven Madden, Ltd.
VF Corporation
The Warnaco Group, Inc.
Wolverine World Wide, Inc.	AnnTaylor Stores Corporation
Dillard's, Inc.
Saks Inc.
Federated Department Stores, Inc.
Gap Inc.
J.C. Penney Company, Inc.
Kohl's Corporation
Limited Brands, Inc.
Quiksilver, Inc.
The Talbots, Inc.
Tarrant Apparel Group
The Bon-Ton Stores, Inc.

The remaining 50% of the shares will vest if cumulative operating cash flow goals are met. The percentage of shares vesting applicable to each performance condition is shown in the table below.

Total Shareholder Return		Operating Cash Flow (interpolate between points)
Performance Relative to Peers	Vesting	Performance Against Budget	Vesting
Median or Better 40-49th Percentile 30-39th Percentile Below 30th Percentile	100% 75% 50% 0%	100% or Better 95% 90% Below 90%	100% 75% 50% 0%

Compensation Mix. For 2007, the Company does not have policies that define specific percentage allocations for performance-based and non-performance-based compensation, or cash and non-cash compensation. The Company does, however, intend to deliver a substantial portion of total compensation in the form of performance-based cash and equity incentives to achieve its objective of holding executives accountable and offering rewards for successful business results and shareholder value creation. As a result, recognizing that individual variations and year-to-year variations will occur, more than 50% of the target total compensation of the named executive officers associated with the 2007 grants is composed of performance-based compensation. Variable incentive compensation includes annual cash incentives and performance-contingent restricted shares.

	Non-Performance-Based Compensation		Performance-Based Compensation
Named Executive Officer	Base Salary	Time-Based Equity	Annual Cash Incentive	Performance- Based Equity
Peter Boneparth Wesley R. Card Lynne F. Cote'	41% 29% 34%	0% 0% 23%	20% 24% 27%	39% 47% 16%

Employee Benefits. As a general rule, we do not provide special benefits to senior executives. The named executive officers participate in the same benefit plans, including term life insurance, health and disability insurance, available to all full-time, salaried employees. We offer one retirement plan, a qualified 401(k) plan, to all employees, including the named executive officers. We do not sponsor a supplemental executive retirement plan.

        We also pay the premiums on additional term life insurance with an aggregate benefit of $7 million and additional long-term disability insurance with an aggregate monthly benefit of $15,000, for the benefit of Mr. Boneparth, which was negotiated as part of his employment agreement.

        In connection with Mr. Card's agreement to resume the role of Chief Financial Officer in March 2007 and in recognition of his additional responsibilities, we adopted a supplemental retirement arrangement for him, which is described under "Employment and Compensation Arrangements" herein.

Non-Qualified Deferred Compensation Plan. Employees with base salaries of $100,000 or more are eligible to participate in our Deferred Compensation Plan. The plan allows them to defer, on a pre-tax basis, with limited cost to the Company, the receipt of up to 90% of both salary and annual bonus into a savings account. We adopted the plan because it allows executives to save for retirement or other needs on a tax-advantaged basis and because similar benefits are offered by competitors. A summary of the terms of the plan and information concerning the named executive officers' participation in the plan are included herein under the caption "2006 Nonqualified Deferred Compensation."

Perquisites and Other Personal Benefits. We have provided certain perquisites to the named executive officers, as summarized in footnote 4 to the 2006 Summary Compensation Table herein. Additionally, current named executive officers are eligible to receive the same perquisites available to all of our senior executives. Each of these perquisites is described below:

  Executive Level Merchandise Discounts: All employees and members of the Board of Directors may purchase products in Company-owned stores (other than Barneys stores) at 40% off the original retail price or at the then current price, whichever is lower. All Barneys employees, certain senior executives, including each of the named executive officers, and members of the Board of Directors, receive a discount of 35% on purchases at any Barneys store. All other employees receive a discount of 35% on purchases at Barneys outlet stores. Merchandise discounts are a common benefit in the retail industry, since we can provide our employees with merchandise at minimal net cost to us.

  Cars and Allowances: We provide a car and driver for Mr. Kimmel and a car allowance to Messrs. Boneparth and Card. We had also provided a car allowance to Mr. Sotos. We also provide car services for Mr. Card in New York City. We provide the car and driver to Mr. Kimmel because it is a long-standing practice at our Company and is in recognition of his special contribution to the Company over time. For the other executives, we have provided allowances for many years as a stipend that supplements salary.

  Housing Allowance: We rent an apartment in New York City for Mr. Card's use because his primary residence is not within commuting distance from our New York headquarters or our facilities in Bristol. The allowance was a negotiated condition to his retention.

  Tax Gross-Up Payments: We pay a tax gross-up to cover the taxable income attributable to Mr. Boneparth's car allowance and to Mr. Card's apartment. This allows them to actually receive the full benefit that we intended to deliver.

        In addition to the benefits described above, all holders of restricted shares, including the named executive officers, are paid dividends. Dividends on restricted shares are paid at the same rate and time as dividends paid to all shareholders.

Employment Agreements

        Each named executive officer has an employment agreement with the Company. The agreements define the executive's position, stipulate a minimum base salary and provide certain benefits under various termination scenarios. The agreements contain covenants that limit the executive's ability to compete or solicit our employees or customers for defined periods. The covenants also require the executive to keep information confidential. The provisions of the agreements are described in greater detail herein under the heading "Employment and Compensation Arrangements."

        On balance, we believe that employment agreements benefit stockholders, because they allow us to compete for executive talent more effectively. Contracts are standard practice in the apparel industry, and we need to be well positioned to hire new talent and retain our talent over time. We believe that the provisions of our contracts are standard compared to industry norms, including the termination provisions. We also believe that the restrictive covenants are beneficial to us.

Change in Control. The employment agreements with Mr. Boneparth, Mr. Card and Mr. Kimmel contain provisions that provide for severance in the event of termination in connection with a change in control (a double trigger provision) and for the accelerated vesting of stock options and restricted stock at any change in control.

        The elements of the change in control benefits, including the severance multiples and the accelerated vesting provisions, are consistent with normal market practice. More lucrative benefits, such as severance benefits upon a single trigger, walk-away rights, and excise tax gross-ups, are not provided.

        We believe these benefits help to attract and retain executive talent. Further, in the event of a change in control, such benefits preserve the neutrality of our executives throughout the transaction, enhance the value of the entity to the buyer by keeping the executive team in place, and help focus our executives on the business and stockholder interests, rather than on their individual positions and financial security.

Material Tax and Accounting Implications

        Section 162(m) of the Internal Revenue Code has a $1 million annual tax deduction limit on compensation the Company pays to the chief executive officer and the four other most highly compensated executive officers. This limit does not apply to "performance-based" compensation, as defined by the Internal Revenue Code and related regulations. Where practical, the Committee designs programs so that compensation paid to our named executive officers is fully deductible. The Committee believes, however, that stockholders' interests may be best served by offering compensation that is not fully deductible where appropriate to attract, retain, and motivate talented officers. Bonuses awarded under the 1999 Incentive Plan are designed to meet the criteria for tax deductibility, but in 2006, the Board determined that it was in the best interest of stockholders to pay bonuses to Mr. Card and Ms. Cote' outside the plan. The new Executive Annual Cash Incentive Plan which will be presented for stockholder approval at the 2007 annual meeting of stockholders has also been designed with the expectation that bonuses to be paid under the plan will meet the criteria for tax deductibility under Section 162(m). Gains realized by the executives from the exercise of stock options and the vesting of performance contingent restricted stock are also expected to be tax deductible.

Stock Ownership Guidelines for Executives

        In December 2004, the Committee adopted Stock Ownership Guidelines for Executives (the "Guidelines") to ensure that the named executive officers have an ongoing ownership stake in the Company, linking their interests to those of the shareholders and enhancing their commitment to our future. Executives have five years to meet the Guidelines. The Guidelines stipulate that the officers beneficially own shares of common stock equal to a multiple of their annual salary. The guidelines are 3x base salary for the Chief Executive Officer, 1.5x base salary for the Chief Operating and Financial Officer, and 1x base salary for all other named executive officers.

        Included in the definition of share ownership are unvested shares of restricted stock and any shares owned outright, including shares acquired upon stock option exercise. Unexercised stock options do not count toward meeting the Guidelines.

        In addition, our policy states that shares acquired by a named executive officer from exercising stock options granted after the effective date of adoption of the Guidelines (net of shares sold to satisfy tax obligations arising from the exercise) should be retained for at least 12 months.

Compensation Committee Report

The Compensation Committee of the Board of Directors hereby reports as follows:

  The Compensation Committee has reviewed and discussed the Company's Compensation Discussion and Analysis ("CD&A") required by Item 402(b) of Regulation S-K with management.

  Based on the review and discussions referred to in paragraph 1 above, the Compensation Committee recommended to the Board of Directors that the CD&A be included in the Company's Proxy Statement and Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission.
The Compensation Committee: Howard Gittis J. Robert Kerrey Gerald C. Crotty

        The foregoing report of the Compensation Committee shall not be deemed to be filed with the SEC or to be incorporated by reference into any of our previous or future filings with the SEC, except as otherwise explicitly specified by us in any such filing.

2006 Summary Compensation Table

        The following summary compensation table shows the compensation for the year ended December 31, 2006 for services in all capacities for named executive officers.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)		Stock Awards ($)(3)		Option Awards ($)(3)	Non-Equity Incentive Plan Compen- sation ($)(2)	Change in Pension Value and Nonquali- fied Deferred Compen- sation Earnings ($)		All Other Compen- sation ($)(4)	Total ($)
Peter Boneparth President and Chief Executive Officer	2006	2,500,000	-		1,457,889	(5)	-	-	-		64,627	4,022,516
Efthimios P. Sotos (6) Chief Financial Officer	2006	476,843	150,000		328,571		116,921	-	-	(7)	24,207	1,096,542
Sidney Kimmel Chairman	2006	1,200,000	-		-		-	-	-		155,183	1,355,183
Wesley R. Card Chief Operating Officer (8)	2006	1,100,000	480,000		800,747	(5)	-	-	-		200,081	2,580,828
Lynne F. Cote' Chief Executive Officer - Wholesale Sportswear, Suits and Dresses	2006	1,000,000	1,000,000		370,139		99,802	-	-		9,150	2,479,091
Rhonda J. Brown (9) President and Chief Executive Officer, Footwear, Accessories and Retail Group	2006	379,167	284,375	(10)	961,382		27,533	-			1,626,015	3,278,472
___________________
(1)	Compensation deferred at the election of the named executive officer is included in the year in which it would otherwise have been reported had it not been deferred.
(2)	Annual bonus and non-equity incentive plan compensation amounts are reported for the year earned and accrued regardless of the timing of the actual payment. No non-equity incentive plan awards were granted to the named executive officers for 2006, because we reported a loss; however, Mr. Sotos, Mr. Card and Ms. Cote' were awarded cash bonuses for 2006. See "Compensation Discussion and Analysis - Components of the Executive Compensation Program - Description of Elements and Evaluation Process - Annual Cash Incentives" herein.
(3)	The amounts reflect the dollar amount recognized for financial statement reporting purposes before the effect of estimated forfeitures for the fiscal year ended December 31, 2006 in accordance with FAS 123(R) and thus may include amounts from awards granted in and prior to 2006. For assumptions used in the valuation of equity-based awards, see "Summary of Accounting Policies - Stock Options," "Summary of Accounting Policies - Restricted Stock" and "Stock Options and Restricted Stock" in Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
(4)	The table below provides our incremental cost of the components of Other Annual Compensation for each of the named executive officers during 2006. We provided a car or car allowance to Messrs. Boneparth, Sotos and Card, and in the case of Mr. Boneparth, provided him with a tax gross-up payment to cover the taxable income attributable to the car allowance. We provided a car and driver for Mr. Kimmel, and provided car services for Mr. Card in New York City. We rented an apartment in New York City that was used by Mr. Card. We provided Mr. Card with a tax gross-up payment to cover the taxable income attributable to the apartment. We also paid the premiums on certain term life and disability insurance policies for the benefit of Mr. Boneparth. We also provided the named executive officers with certain group life, health, medical and other non-cash benefits generally available to all full-time salaried employees, which are not included in this table, as permitted by SEC rules.
Name	Termination Payments		New York Apartment		Car Lease/Allowance		Car Services	Car and Driver	Life and Disability Insurance	401(k) Plan Contri- butions(a)	Barneys New York Discounts (b)	Total Other Annual Compen- sation
			Cost	Tax Gross-up	Cost	Tax Gross-up
Peter Boneparth	-		-	-	18,000	15,600	-	-	14,321	6,120	10,586	64,627
Efthimios P. Sotos	-		-	-	12,500	-	-	-	-	8,800	2,907	24,207
Sidney Kimmel	-		-	-	-	-	-	120,554	-	8,800	25,829	155,183
Wesley R. Card	-		79,171	77,448	22,915	-	8,411	-	-	8,800	3,336	200,081
Lynne F. Cote'	-		-	-	-	-	-	-	-	8,800	350	9,150
Rhonda J. Brown	1,611,458	(c)	-	-	-	-	4,168	-	-	8,800	1,589	1,626,015

(a) The amounts shown in this column represent our contributions on behalf of the named individuals to the Jones Apparel Group, Inc. Retirement Plan, which is our 401(k) defined contribution plan.
(b) Represents discounts on purchases made at Barneys New York or Barneys New York CO-OP stores or at the Barneys New York annual warehouse sale event under our discount program. Under our discount program, all our employees, and members of the Board of Directors, may purchase products in Company-owned stores (other than Barneys stores) at 40% off the original retail price or at the then current price, whichever is lower. All Barneys employees, certain of our senior executives, including each of the foregoing executives, and members of the Board of Directors receive a discount of 35% on purchases at any Barneys store. All our other employees receive a discount of 35% on purchases at Barneys outlet stores.
(c) Represents salary, bonus and benefits for 2006 for the period subsequent to Ms. Brown's termination of employment. The total value of her severance payments and health and welfare benefits from her termination date through December 31, 2008 is $6,534,831, as discussed under "Potential Payments and Benefits Upon Termination of Employment" herein.
(5)
Amounts for Mr. Boneparth and Mr. Card do not include any expense related to the 50% of their March 6, 2006 restricted stock awards (25,000 and 12,500 shares, respectively) that were forfeited, because 2006 corporate performance targets applicable to that portion of the awards were not achieved. These shares were cancelled on February 8, 2007.
(6)	Mr. Sotos became our Chief Financial Officer on March 8, 2006. His employment with us ended on March 27, 2007.
(7)	The amount of Mr. Sotos' accumulated benefits obligation as of December 31, 2006 decreased by $201 from December 31, 2005.
(8)	Mr. Card served as our Chief Operating Officer throughout 2006. He also served as Chief Financial Officer from January 1 through March 7, 2006. He is currently the Chief Operating and Financial Officer.
(9)	Ms. Brown's employment with us ended on April 17, 2006.
(10)	Represents a prorated target bonus paid to Ms. Brown following termination of her employment, based on 75% of Ms. Brown's annual salary at the time of termination, as required under her employment agreement with us. See "Potential Payments and Benefits Upon Termination of Employment" herein.

Grants of Plan-Based Awards in 2006

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)					All Other Stock Awards: Number of Shares of Stock or Units (#)(2)		All Other Option Awards: Number of Securities Under- lying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
		Thresh- old ($)	Target ($)	Maxi- mum ($)	Thresh- old ($)	Target ($)		Maxi- mum ($)
Peter Boneparth	03/06/06	-	-	-	0	50,000	(4)	50,000	(4)	-		-	-	1,472,000
Efthimios P. Sotos (5)	01/31/06 04/10/06	- -	- -	- -	- -	- -		- -		5,000 15,000	(6) (6)	- -	- -	156,400 523,800
Sidney Kimmel	-	-	-	-	-	-		-		-		-	-	-
Wesley R. Card	03/06/06	-	-	-	0	25,000	(4)	25,000	(4)	-		-	-	736,000
Lynne F. Cote'	03/31/06	-	-	-	-	-		-		12,000	(6)	-	-	375,360
Rhonda J. Brown	03/06/06	-	-	-	0	10,000	(7)	10,000	(7)	-		-	-	294,400
(1)
Our named executive officers participate in the Executive Annual Incentive Plan ("AIP"). Under its provisions, annual incentive awards payable in cash (unless otherwise determined by the Compensation Committee of the Board of Directors) for a particular fiscal year may be granted to executive officers who are deemed "covered employees" as defined in the AIP and who are approved by the Compensation Committee for participation. For any fiscal year, the aggregate awards, or "Incentive Pool," available under the AIP equals not more than 3% of our pre-tax income (as adjusted according to the terms of the AIP). During the first quarter of each year, the Compensation Committee allocates a percentage of the Incentive Pool to each participant, which determines the maximum incentive that may be awarded, subject to an overall individual maximum award of $3.0 million. As discussed under "Compensation Discussion and Analysis - Components of the Executive Compensation Program - Description of Elements and Evaluation Process - Annual Cash Incentives," we had a net loss of $144.1 million for 2006, and as a result, the Incentive Pool was not funded for 2006. Accordingly, no non-equity incentive plan awards were granted to the named executive officers for 2006 under the AIP.
(2)	Represents grants of shares of restricted common stock under our 1999 Stock Incentive Plan. During the vesting period, the executives are the beneficial owners of the shares of restricted stock and possess all voting and dividend rights. Dividends are paid on shares of restricted stock at the same rate and at the same time as dividends are paid to all holders of common stock. During 2006, the quarterly dividend rate was $0.12 per share for dividends paid prior to December 1, 2006 and $0.14 per share thereafter.
(3)	Based on the closing price of our common stock on the New York Stock Exchange on the date of grant.
(4)	The restricted stock granted to Mr. Boneparth and Mr. Card on March 6, 2006 was subject to Company financial performance and time-based vesting conditions. 50% of the shares were eligible to vest if we achieved the 2006 net income budget, and the remaining 50% were eligible to vest if we achieved the 2006 operating cash flow budget. If actual 2006 net income or operating cash flow results were less than 90% of the targeted amounts, the corresponding shares would be forfeited. For achievement of between 90% and 100% of the targeted amounts, a proportionate number of shares would be eligible to vest. If the financial tests were satisfied, the shares eligible for vesting would vest 100% on the second business day immediately following our public announcement of fourth quarter financial results for 2008. We outperformed our 2006 operating cash flow target but did not achieve our 2006 net income target. As a result, Mr. Boneparth and Mr. Card each forfeited 50% of their awards, and 25,000 shares and 12,500 shares, respectively, were cancelled on February 8, 2007.
(5)	The grants shown in the table for Mr. Sotos were forfeited as of March 27, 2007, as a result of his termination of employment with us.
(6)	Vesting restrictions lapse on the second business day immediately following our public announcement of fourth quarter financial results for 2008.
(7)	The restricted stock award granted to Ms. Brown on March 6, 2006 was subject to the same Company financial performance and time-based vesting conditions applicable to the awards to Mr. Boneparth and Mr. Card described in footnote (4) to this table. However, Ms. Brown's shares became fully vested upon termination of her employment with us on April 17, 2006.

Outstanding Equity Awards at December 31, 2006

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Peter Boneparth	164,265 28,200 125,000 1,500,000 300,000		- - - - -		- - - - -	10.18 19.67 31.26 36.54 40.68	04/30/07 12/29/10 12/03/11 03/11/12 06/19/11	25,000	(2)	835,750	125,000	(3)(4)	4,178,750
Efthimios P. Sotos	8,000 - 15,000 15,000 3,000 2,000 501	(5) (5) (5) (5) (5)	- 25,000 - - 4,500 8,000 -	(7) (8) (9)	- - - - - - -	27.75 28.11 29.1875 31.26 34.89 37.06 42.17	09/27/09 09/26/12 12/18/10 12/03/11 01/05/11 01/03/12 05/16/07	31,667	(6)	1,058,628	-		-
Sidney Kimmel	133,333 160,000 266,666 400,000		- - - -		- - - -	22.625 27.625 29.1875 31.26	01/13/10 03/27/08 12/18/10 12/03/11	-		-	-		-
Wesley R. Card	64,544 75,000 86,764 75,000 100,000		- - - - -		- - - - -	19.125 22.625 22.65625 29.1875 31.26	12/28/08 01/13/10 12/12/07 12/18/10 12/03/11	12,500	(2)	417,875	62,500	(3)(10)	2,089,375
Lynne F. Cote'	40,000 9,000 2,000 40,000		- 6,000 8,000 -	(12) (9)	- - - -	31.26 33.36 37.06 40.68	12/03/11 12/12/10 01/03/12 06/19/11	26,334	(11)	880,346	-		-
Rhonda J. Brown	25,000 30,000		- -		- -	31.26 33.36	12/03/11 12/12/10	-		-	-		-
(1)	Calculated based on the closing price of our common stock on the New York Stock Exchange on December 29, 2006 ($33.43).

(2)	These shares vest on the second business day immediately following our public announcement of fourth quarter financial results for 2008.
(3)	Amounts for Mr. Boneparth and Mr. Card include the 50% of their March 6, 2006 restricted stock awards (25,000 shares and 12,500 shares, respectively) that will not vest, as 2006 corporate performance targets applicable to that portion of the awards were not achieved. These shares were cancelled on February 8, 2007. See Footnote 4 to the Grants of Plan-Based Awards in 2006 table herein.
(4)	Includes 100,000 shares of restricted stock subject to achievement of certain "free cash flow" targets. All of those shares are eligible to vest on the second business day immediately following our public announcement of fourth quarter financial results for 2007, if the 2007 minimum free cash flow target is achieved, or, if the 2007 minimum free cash flow target is not achieved, if the minimum aggregate free cash flow target for 2005, 2006 and 2007 is achieved.
(5)	As a result of Mr. Sotos' termination of employment with us on March 27, 2007, these options will expire three months after his termination date (June 27, 2007).
(6)	1,000 shares were to vest on December 9, 2007; 667 shares were to vest on the second business day immediately following our public announcement of fourth quarter financial results for 2006; 10,000 shares were to vest on the second business day immediately following our public announcement of fourth quarter financial results for 2007; and 20,000 shares were to vest on the second business day immediately following our public announcement of fourth quarter financial results for 2009. As a result of Mr. Sotos' termination of employment with us on March 27, 2007, these shares were forfeited as of March 27, 2007.
(7)	These options were to vest on the second business day immediately following our public announcement of third quarter financial results for 2008. As a result of Mr. Sotos' termination of employment with us on March 27, 2007, these options were forfeited as of March 27, 2007.
(8)	1,500 options vested on January 5, 2007 and 1,500 options were to vest on each of January 5, 2008 and 2009. As a result of Mr. Sotos' termination of employment with us on March 27, 2007, the unvested shares on that date were forfeited as of March 27, 2007 and the vested options will expire three months after his termination date (June 27, 2007).
(9)	2,000 options vested on February 16, 2007. 2,000 options were to vest on the second business day immediately following our public announcement of fourth quarter financial results for each of 2007, 2008 and 2009. As a result of Mr. Sotos' termination of employment with us on March 27, 2007, the unvested shares on that date were forfeited as of March 27, 2007 and the vested options will expire three months after his termination date (June 27, 2007).
(10)	Includes 50,000 shares of restricted stock subject to achievement of certain "free cash flow" targets. All of those shares are eligible to vest on the second business day immediately following our public announcement of fourth quarter financial results for 2007, if the 2007 minimum free cash flow target is achieved, or, if the 2007 minimum free cash flow target is not achieved, if the minimum aggregate free cash flow target for 2005, 2006 and 2007 is achieved.
(11)	5,000 shares vest on the second business day immediately following our public announcement of fourth quarter financial results for 2006; 3,334 shares vest on December 12, 2007; 6,000 shares vest on the second business day immediately following our public announcement of fourth quarter financial results for 2007; and 12,000 shares vest on the second business day immediately following our public announcement of fourth quarter financial results for 2008.
(12)	3,000 options vest on December 12 of each of 2007 and 2008.

Option Exercises and Stock Vested in 2006

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value realized on Vesting ($)(1)
Peter Boneparth	-	-	83,334	2,520,854
Efthimios P. Sotos	-	-	1,666	53,537
Sidney Kimmel	-	-	-	-
Wesley R. Card	-	-	50,000	1,512,500
Lynne F. Cote'	-	-	-	-
Rhonda J. Brown	-	-	51,666	1,737,312
(1)	Calculated based on the price of our common stock on the New York Stock Exchange on the vesting date.

2006 Pension Benefits

        In connection with prior acquisitions, we assumed certain defined benefit pension plans. Mr. Sotos participates in the Pension Plan for Associates of Nine West Group Inc. None of our other named executive officers is eligible to participate in any of our defined benefit pension plans.

Name	Plan Name	Number of Years Credited Service (#)		Present Value of Accumulated Benefit ($)		Payments During Last Fiscal Year ($)
Peter Boneparth	-	-		-		-
Efthimios P. Sotos	Pension Plan for Associates of Nine West Group Inc. (1)	12	(2)	4,405	(3)	-
Sidney Kimmel	-	-		-		-
Wesley R. Card	-	-		-		-
Lynne F. Cote'	-	-		-		-
Rhonda J. Brown	-	-		-		-
(1)	The Pension Plan for Associates of Nine West Group Inc. is a noncontributory, defined benefit cash balance plan that expresses retirement benefits as an account balance based on:
	-	An opening account balance as of January 1, 1997,
	-	Service credits (equal to a percentage of a participant's compensation paid during the plan year, based on the participant's age and years of credited service on the first day of the plan year), earned before February 15, 1999 and
	-	Interest credits (based on the monthly equivalent of the five-year U.S. Treasury Bill interest rate (weighted for constant maturities as in effect on December 1st of the previous plan year), plus 0.25%).
After February 15, 1999, the account balance increases each year through interest credits only. Interest credits are allocated to a participant's account until the participant retires and receives a benefit. The accrued benefit may not be less than a participant's accrued benefit as of December 31, 1996 under the formula contained in the 1996 version of the plan.

Participants are 100% vested in their accrued benefit after completion of five years of vesting service or, if they are active participants and reach age 65, regardless of years of vesting service.

A participant who terminates employment is entitled to receive his vested accrued benefit upon attainment of normal retirement (age 65). Additionally, a participant may elect to receive benefits upon satisfying the criteria for early retirement (upon the later of termination of employment or attainment of age 55 with five years of credited service).

The normal form of benefit is a single life annuity for unmarried participants or a qualified joint and one-half survivor annuity for married participants. Subject to certain notice and waiver procedures, each participant may elect to receive his retirement benefit in one of the other following forms: (1) lump sum payment; (2) joint and survivor annuity; (3) five-year certain and continuous annuity; or (4) 10-year certain and continuous annuity.

(2)	Includes five years of credited service with Nine West Group Inc. prior to our acquisition of Nine West on June 15, 1999.
(3)	Reflects the amount of Mr. Sotos' accumulated benefit obligation as of December 31, 2006 recognized for financial reporting purposes, assuming retirement at age 65, an interest crediting rate of 4.0% and a discount rate of 6.11%. Assuming early retirement at age 55, Mr. Sotos' accumulated benefit obligation as of December 31, 2006 is $5,141. His account balance as of December 31, 2006 was $7,136.

2006 Nonqualified Deferred Compensation

        The following table sets forth information relating to the Jones Apparel Group, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan"). Mr. Boneparth, Mr. Sotos and Ms. Cote' are the only named executive officers who elected to defer 2006 compensation under the Deferred Compensation Plan. Ms. Brown had previously elected to defer 2004 and 2005 compensation under the Deferred Compensation Plan.

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)		Aggregate Balance at Last FYE ($)(2)
Peter Boneparth	615,000	-	296,135	-		2,258,999
Efthimios P. Sotos	206,711	-	56,198	-		542,538
Sidney Kimmel	-	-	-	-		-
Wesley R. Card	-	-	-	-		-
Lynne F. Cote'	50,000	-	64,896	-		584,676
Rhonda J. Brown	-	-	38,650	680,978	(3)	-
(1)
The following amounts in this column are included in the "Salary" column of the 2006 Summary Compensation Table: Mr. Boneparth, $375,000; Mr. Sotos, $119,211; and Ms. Cote', $50,000. Mr. Boneparth's amount in this column also includes $240,000 reported in the "Bonus" column of last year's Summary Compensation Table on page 13 of the proxy statement for the 2006 annual meeting of stockholders.
- 22 -
(2)	Of the totals in this column, the following amounts were reported in the 2006 Summary Compensation Table or were reported in the Summary Compensation Table for prior years:
Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)
Peter Boneparth	375,000	1,419,167	1,794,167
Efthimios P. Sotos	119,211	-	119,211
Sidney Kimmel	-	-	-
Wesley R. Card	-	-	-
Lynne F. Cote'	50,000	-	50,000
Rhonda J. Brown	-	-	-
(3)	Ms. Brown's aggregate account balance was distributed to her following her termination of employment with us.

        The Deferred Compensation Plan allows a select group of management or highly compensated employees who are designated by the committee that administers the plan to defer, on a pre-tax basis, receipt of up to 90% of salary and up to 90% of annual bonus, in an account which is credited with a rate of return based on hypothetical investment options selected by the participant from an extensive menu under the plan. The committee has designated employees earning a base salary of $100,000 or more, including the named executive officers, as eligible to participate in the plan. Participant deferrals and related earnings are fully vested upon contribution. However, the plan is not funded; account balances are simply bookkeeping entries that record our unsecured contractual commitment to pay the amounts due under the plan. A rabbi trust has been established under the plan to hold assets separate from our other assets for the purpose of paying future participant benefit obligations. The assets of the rabbi trust are available to our general creditors in the event of our insolvency.

        Investment selections may be changed by the participant on a daily basis. The Deferred Compensation Plan does not provide above-market or preferential earnings. The investment crediting options and their one-year rates of return as of December 31, 2006 are as follows:

Fund Offering		Investment Classification	1-Year Annualized Average %
1.	AllianceBernstein International Value	International Value	34.18
2.	AllianceBernstein Value	Large Value	21.22
3.	American Funds EuroPacific Growth	International Growth	21.43
4.	American Funds Growth Fund of America	Large Growth	10.62
5.	BlackRock S&P 500 Index	Market Index	15.49
6.	Columbia Acorn	Small Growth	14.13
7.	Delaware Trend	Mid-Cap Growth	6.88
8.	Goldman Sachs Small Cap Value	Small Value	17.34
9.	JP Morgan Mid Cap Value	Mid-Cap Value	16.73
10.	LASSO(R) Long and Short Strategic Opportunities(R)	Absolute Return	7.45
11.	Merrill Lynch Retirement Reserves Money	Money Market	4.54
12.	PIMCO Real Return	Inflation - Linked Bond	-0.16
13.	PIMCO Total Return	Intermediate Term Bond	3.50

        New deferral elections may only be made during each annual enrollment period and are effective on January 1 of the subsequent year. Deferral elections remain in effect throughout the year and cannot be discontinued.

        Amounts deferred under the plan are not subject to income tax until actually paid to the participant. Distributions of account balances are generally paid following the participant's retirement or termination of employment with us. However, the plan does have provisions for scheduled "in-service" distributions and also allows for hardship withdrawals upon the approval of the committee that administers the plan. Account balances of at least $50,000 for participants who terminate employment after attaining age 50 and completing at least ten years of service are paid, pursuant to the participant's election, either in a lump sum or in scheduled quarterly or annual installments during up to a maximum period of 15 years. All other distributions are made in lump sum payments. Distributions to specified "key employees" as defined by Internal Revenue Service regulations, including the named executive officers, may not be made earlier than six months after termination of employment.

Employment and Compensation Arrangements

        Effective July 1, 2000, we entered into employment agreements with Sidney Kimmel and Wesley R. Card. Mr. Card's agreement was amended and restated effective as of March 11, 2002 and further amended on each of February 28, 2003, March 8, 2006 and April 17, 2007. Each agreement had an initial term of three years. Each agreement provides for automatic 12-month extensions unless either party gives notice no later than June 30 of the year preceding the final year of the applicable term that the agreement will not be extended. If the agreement is so extended, the extended term begins on July 1 of the applicable year and ends 36 months later. The current term of our agreement with Messrs. Kimmel and Card expires on June 30, 2009.

        In connection with our acquisition of McNaughton, in April 2001, we entered into an employment agreement with Peter Boneparth, who was the Chief Executive Officer of McNaughton. The agreement, which became effective on completion of the merger on June 19, 2001, was amended in November 2001, amended and restated on March 11, 2002, when Mr. Boneparth was elected President of Jones and designated to become the Chief Executive Officer on May 22, 2002, and further amended on February 28, 2003. It had an initial term of three years, which expired on March 31, 2005, and provides for automatic 12-month extensions unless either party gives notice no later than March 31 of the year preceding the final year of the applicable term that the agreement will not be extended. If the agreement is so extended, the extended term begins on April 1 of the applicable year and ends 36 months later. On March 27, 2007, we delivered to Mr. Boneparth, and Mr. Boneparth delivered to us, a "Non-extension Notice" pursuant to the agreement. As a result of such notices, the term of Mr. Boneparth's agreement will not be extended to March 31, 2010 and will expire on March 31, 2009.

        We entered into an employment agreement with Lynne Cote' effective as of January 1, 2002. Ms. Cote''s agreement was amended effective November 30, 2005. Ms. Cote''s agreement had an initial term of three years. Her agreement provides for automatic 12-month extensions unless either party gives notice no later than December 31 of the year preceding the final year of the applicable term that the agreement will not be extended. If the agreement is so extended, the extended term begins on January 1 of the applicable year and ends 36 months later. The current term of Ms. Cote''s agreement expires on December 31, 2009.

        We entered into an employment agreement with Efthimios P. Sotos effective as of July 1, 2004. Mr. Sotos' agreement was amended and restated as of June 5, 2006. His agreement had an initial term of three years ending on June 30, 2009, and we had an option to renew the term for an additional 12-month period. By letter dated March 23, 2007, Mr. Sotos gave notice of his resignation from his position as our Chief Financial Officer. His employment with us ended on March 27, 2007.

        Sidney Kimmel. Mr. Kimmel's agreement provides that he will serve as our Chairman and Chief Executive Officer. His annual salary will not be less than $1,100,000, and he is entitled to receive annual bonuses in accordance with the Executive Annual Incentive Plan (for a description of the Executive Annual Incentive Plan, see "Compensation Discussion and Analysis - Components of Executive Compensation Program - Description of Elements and Evaluation Process - Annual Cash Incentives" herein). The agreement also provides for annual grants, at the discretion of the Compensation Committee, of stock options in an amount (plus or minus 25%) equal to 400% of Mr. Kimmel's salary and at an exercise price of the fair market value of the common stock on the date of grant, vesting ratably over three-year periods, or in such other amount and on such other terms as the Compensation Committee may determine. On March 11, 2002, Mr. Kimmel announced his plans to retire as our Chief Executive Officer as of May 22, 2002. He continues to serve as Chairman of our Board of Directors.

        If we terminate Mr. Kimmel's employment for "cause" or if he resigns without "good reason," Mr. Kimmel will receive only his unpaid salary through the date of termination or resignation. If Mr. Kimmel's employment terminates before the end of the term due to death or "disability" (as defined), we will pay him or his estate, as applicable, (i) any unpaid salary through the date of termination, (ii) an additional six months of salary and (iii) a target bonus (based on 100% of his annual salary at the time of termination) prorated through the date of termination. If we terminate Mr. Kimmel's employment without "cause" (as defined) or Mr. Kimmel resigns for "good reason" (as defined) and no "change in control" (as defined) has occurred, we will pay or provide to him (i) any unpaid salary through the date of termination, (ii) his target bonus prorated through the date of termination, (iii) for each month during the remainder of the term of his agreement, his monthly salary at the time of termination and 1/12 of his target bonus, together with continued benefits, and (iv) reimbursement for up to $10,000 of executive outplacement services. If we terminate Mr. Kimmel's employment without "cause" or Mr. Kimmel resigns for "good reason" following a "change in control," we will pay him (i) any unpaid salary through the date of termination, (ii) his target bonus prorated through the date of termination, (iii) a lump sum equal to three times the sum of his annual salary at the time of termination plus his target bonus, (iv) reimbursement for up to $10,000 of executive outplacement services and (v) a lump sum equal to our cost for his health insurance, life insurance and retirement benefits for the remainder of the term of the agreement.

        The agreement also provides for vesting of all previously unvested options upon (i) termination of Mr. Kimmel's employment due to "retirement" (as defined), death or "disability," (ii) a "change in control," (iii) termination by Mr. Kimmel for "good reason" or (iv) if we terminate his employment without "cause." In the case of termination due to "retirement," "disability," "change in control," "good reason" or "without cause," the accelerated options are exercisable during the remaining original option term; in the case of death, the accelerated options are exercisable by Mr. Kimmel's estate or representative for a three-year period after the date of death.

        Mr. Kimmel's agreement also contains non-competition restrictions during his employment and for the duration of the severance period (i.e., the period from the termination date through the expiration of the term of the agreement), provided that we are making the payments due to him (as described above). Mr. Kimmel is prohibited from recruiting or hiring our employees during the period ending two years after the severance period and is prohibited from disparaging Jones for the longer of the non-competition period, the non-solicitation period or a period of three years following the termination date. The agreement also restricts him from disclosing confidential information of Jones and requires that he disclose and assign to Jones any trademarks or inventions developed by him which relate to his employment by Jones or to Jones' business.  If Mr. Kimmel breaches any of the restrictions and covenants described above following termination of employment, Jones' severance payments to him will immediately cease.

        Peter Boneparth. Mr. Boneparth's amended agreement provides that he will serve as the President and, effective May 22, 2002, Chief Executive Officer of Jones, reporting solely and directly to the Board of Directors. We agreed to include Mr. Boneparth as a nominee for the Board of Directors and to recommend that stockholders vote in favor of his election to the Board of Directors for so long as he is employed by us under the agreement. His annual salary will be at the rate of not less than $1,500,000 for the period from March 11, 2002 through December 31, 2002, $2,000,000 for the period from January 1, 2003 through December 31, 2003, and $2,500,000 thereafter. He is entitled to receive annual bonuses in accordance with the Executive Annual Incentive Plan. In satisfaction of Mr. Boneparth's right to receive a guaranteed minimum bonus of $1,000,000 for each of 2002 and 2003 under his April 2001 employment agreement, we paid him $1,000,000 on each of March 11, 2002 and January 2, 2003. Under the agreement, we will continue to provide him the life and disability insurance coverage previously provided to him under his employment agreement with McNaughton.

        Under the agreement, on March 11, 2002, Mr. Boneparth received an initial grant of options to purchase 1,500,000 shares of our common stock, which vested ratably on the first three anniversaries of the date of grant. Under the February 28, 2003 amendment, Mr. Boneparth waived his right under his March 11, 2002 amended and restated employment agreement to receive an additional grant of options to purchase 1,500,000 shares of common stock, in consideration of receiving a grant of 250,000 shares of performance-contingent restricted stock, which vest over a three-year period, in lieu thereof. The agreement also provides for annual grants, at the discretion of the Compensation Committee, beginning in 2003, of additional stock options and/or shares of restricted stock in an amount (plus or minus 25%) equal to 300% of Mr. Boneparth's salary. The exercise price of the options will be the fair market value of the common stock on the date of grant.

Options or restricted stock will vest ratably over three-year periods, with such other vesting provisions as the Compensation Committee may determine, or in such other amount and on such other terms as the Compensation Committee may determine.

        If we terminate Mr. Boneparth's employment for "cause" (as defined) or if he resigns without "good reason" (as defined), Mr. Boneparth will receive only his unpaid salary through the date of termination or resignation and any bonus earned in the prior year but not yet paid. If Mr. Boneparth's employment terminates before the end of the term due to death or "disability" (as defined), we will pay him or his estate, as applicable, (i) any unpaid salary through the date of termination and any bonus earned in the prior year but not yet paid, (ii) an additional six months of salary and (iii) the greater of his target bonus (based on 100% of his annual salary at the time of termination) or $3,000,000, prorated through the date of termination. If we terminate Mr. Boneparth's employment without "cause" or Mr. Boneparth resigns for "good reason" and no "change in control" (as defined) has occurred, we will pay or provide to him (i) any unpaid salary through the date of termination and any bonus earned in the prior year but not yet paid, (ii) the greater of his target bonus at the time of termination or $3,000,000, prorated through the date of termination, (iii) for each month during the remainder of the term of his agreement, his monthly salary at the time of termination, 1/12 of the greater of his target bonus or $3,000,000, and continued benefits for the remainder of the term of his agreement and (iv) reimbursement for up to $10,000 of executive outplacement services. If we terminate Mr. Boneparth's employment without "cause" or Mr. Boneparth resigns for "good reason" following a "change in control," we will pay him (i) any unpaid salary through the date of termination and any bonus earned in the prior year but not yet paid, (ii) his target bonus, prorated through the date of termination, (iii) a lump sum equal to three times the sum of Mr. Boneparth's annual salary at the time of termination and the greater of his target bonus at the time of termination or $3,000,000, (iv) reimbursement for up to $10,000 of executive outplacement services and (v) a lump sum equal to our cost for continued health insurance, life insurance and retirement benefits for the remainder of the term of the agreement.

        The agreement also provides for vesting of all previously unvested options and lapse of all restrictions on shares of restricted stock held by Mr. Boneparth upon (i) termination of Mr. Boneparth's employment due to "retirement" (as defined), death or "disability," (ii) a "change in control," (iii) termination by Mr. Boneparth for "good reason" or (iv) if we terminate his employment without "cause." In the case of termination due to "retirement," "disability," "change in control," for "good reason" or "without cause," the accelerated options are exercisable during the remaining original option term; in the case of death, the accelerated options are exercisable by Mr. Boneparth's estate or representative for a three-year period after the date of death.

        Mr. Boneparth's agreement also contains non-competition restrictions during his employment and for the duration of the severance period (i.e., the period from the termination date through the expiration of the term of the agreement), provided that we are making the payments due to him (as described above). Mr. Boneparth is prohibited from recruiting or hiring our employees during the period ending two years after the severance period and is prohibited from disparaging Jones for the longer of the non-competition period, the non-solicitation period or a period of three years following the termination date. The agreement also restricts him from disclosing confidential information of Jones and requires that he disclose and assign to Jones any trademarks or inventions developed by him which relate to his employment by Jones or to Jones' business. If Mr. Boneparth breaches any of the restrictions and covenants described above following termination of employment, Jones' severance payments to him will immediately cease.

        Efthimios P. Sotos. Mr. Sotos' amended agreement provided that he would serve as our Chief Financial Officer. His annual salary would not be less than $500,000, and he was entitled to receive annual bonuses in accordance with the Executive Annual Incentive Plan. The agreement also provided for annual grants, at the discretion of the Compensation Committee, of restricted stock and/or stock options, in such amounts and subject to such terms and conditions as determined by the Compensation Committee.

        If we terminated Mr. Sotos' employment for "cause" (as defined) or if he resigned without "good reason" (as defined), Mr. Sotos would receive only his unpaid salary through the date of termination or resignation. If Mr. Sotos' employment terminated before the end of the term due to death or "disability" (as defined), we would pay him or his estate, as applicable, (i) any unpaid salary through the date of termination, (ii) an additional six months of salary and (iii) a target bonus (based on 75% of his annual salary at the time of termination), prorated through the date of termination. If we terminated Mr. Sotos' employment without "cause" or Mr. Sotos resigned for "good reason" and no "change in control" (as defined) had occurred, he would receive (i) any unpaid salary through the date of termination, (ii) the target bonus at the time of termination, prorated through the date of termination, (iii) for each month during the remainder of the term of the agreement, his monthly salary at the time of termination plus 1/12 of the target bonus, (iv) continued health insurance, life insurance and retirement benefits for the remainder of the term of the agreement and (v) reimbursement for up to $10,000 of executive outplacement services.

        If we terminated Mr. Sotos' employment without "cause" or Mr. Sotos resigned for "good reason" following a "change in control," he would receive (i) any unpaid salary through the date of termination, (ii) the target bonus, prorated through the date of termination, (iii) a lump sum equal to three times 200% of Mr. Sotos' annual salary at the time of termination, (iv) reimbursement for up to $10,000 of executive outplacement services and (v) a lump sum equal to our cost for his continued health insurance, life insurance and retirement benefits for the remainder of the term of the agreement.

        The agreement also provided for vesting of all previously unvested options and lapse of all restrictions on shares of restricted stock held by Mr. Sotos upon (i) termination of Mr. Sotos' employment due to "retirement" (as defined), death or "disability," (ii) a "change in control," (iii) termination by Mr. Sotos for "good reason" or (iv) if we terminated his employment without "cause." In the case of termination due to "retirement," "disability," "change in control," "good reason" or "without cause," the accelerated options would be exercisable during the remaining original option term; in the case of death, the accelerated options would be exercisable by Mr. Sotos' estate or representative for a three-year period after the date of death.

        Mr. Sotos' agreement also contains non-competition restrictions during his employment and for the duration of the severance period (i.e., the period from the termination date through the expiration of the term of the agreement), provided that we are making the payments due to him (as described above). Mr. Sotos is prohibited from recruiting or hiring our employees during the period ending two years after the severance period and is prohibited from disparaging Jones for the longer of the non-competition period or a period of three years following the termination date. The agreement also restricts him from disclosing confidential information of Jones and requires that he disclose and assign to Jones any trademarks or inventions developed by him which relate to his employment by Jones or to Jones' business.

        Wesley R. Card. Mr. Card's amended agreement provides that he will serve as our Chief Operating and Financial Officer. His annual salary will not be less than $850,000, and he is entitled to receive annual bonuses in accordance with the Executive Annual Incentive Plan. Under the February 28, 2003 amendment, Mr. Card waived his right under his March 11, 2002 amended and restated employment agreement to receive a grant of options to purchase 500,000 shares of common stock, in consideration of receiving a grant of 150,000 shares of performance-contingent restricted stock, which vest over a three-year period, in lieu thereof. The agreement also provides for annual grants, at the discretion of the Compensation Committee, of stock options and/or restricted stock in an amount (plus or minus 25%) equal to 150% of Mr. Card's salary. The exercise price of the options will be the fair market value of the common stock on the date of grant. Options or restricted stock will vest ratably over three-year periods, with such other vesting provisions as the Compensation Committee may determine, or in such other amount and on such other terms as the Compensation Committee may determine.

        If we terminate Mr. Card's employment for "cause" or if he resigns without "good reason," Mr. Card will receive only his unpaid salary through the date of termination or resignation. If Mr. Card's employment terminates before the end of the term due to death or "disability" (as defined), we will pay him or his estate, as applicable, (i) any unpaid salary through the date of termination, (ii) an additional six months of salary and (iii) a target bonus (based on 100% of his annual salary at the time of termination) prorated through the date of termination. If we terminate Mr. Card's employment without "cause" (as defined) or Mr. Card resigns for "good reason" (as defined) and no "change in control" (as defined) has occurred, we will pay or provide to him (i) any unpaid salary through the date of termination, (ii) his target bonus prorated through the date of termination, (iii) for each month during the remainder of the term of his agreement, his monthly salary at the time of termination and 1/12 of his target bonus, together with continued benefits and (iv) reimbursement for up to $10,000 of executive outplacement services. If we terminate Mr. Card's employment without "cause" or Mr. Card resigns for "good reason" following a "change in control," we will pay him (i) any unpaid salary through the date of termination, (ii) his target bonus prorated through the date of termination, (iii) a lump sum equal to three times 200% of his annual salary at the time of termination, (iv) reimbursement for up to $10,000 of executive outplacement services and (v) a lump sum equal to our cost for his health insurance, life insurance and retirement benefits for the remainder of the term of the agreement.

        Mr. Card's amended agreement provides that if (1) he remains employed by us through December 31, 2009 and his employment terminates thereafter for any reason, (2) prior to December 31, 2009, his employment terminates due to death or disability or is terminated by us without "cause" or by him for "good reason," or (3) on or after January 1, 2008, he provides to our Board of Directors at least six months' written notice of his retirement and the Board consents to his retirement, which consent shall not be unreasonably withheld or delayed, then we will (i) pay him (or his estate, as applicable) an annual retirement benefit of $500,000, payable in monthly installments, for a period of five years following the date of termination and (ii) provide continued medical and dental coverage for Mr. Card and his spouse for their respective lives, provided that our annual cost of providing that coverage does not exceed $7,500 (which amount increases annually by 10% beginning in 2008). The annual retirement benefit and continued insurance coverage are in addition to any other payments and benefits to which Mr. Card may be entitled under other provisions of the employment agreement.

        The agreement also provides for vesting of all previously unvested options and lapse of all restrictions on shares of restricted stock held by Mr. Card upon (i) termination of Mr. Card's employment due to "retirement" (as defined), death or "disability," (ii) a "change in control," (iii) termination by Mr. Card for "good reason" or (iv) if we terminate his employment without "cause." In the case of termination due to "retirement," "disability," "change in control," "good reason" or "without cause," the accelerated options are exercisable during the remaining original option term; in the case of death, the accelerated options are exercisable by Mr. Card's estate or representative for a three-year period after the date of death.

        Mr. Card's agreement also contains non-competition restrictions during his employment and for the duration of the severance period (i.e., the period from the termination date through the expiration of the term of the agreement), provided that we are making the payments due to him (as described above). Mr. Card is prohibited from recruiting or hiring our employees during the period ending two years after the severance period and is prohibited from disparaging Jones for the longer of the non-competition period, the non-solicitation period or a period of three years following the termination date. The agreement also restricts him from disclosing confidential information of Jones and requires that he disclose and assign to Jones any trademarks or inventions developed by him which relate to his employment by Jones or to Jones' business. If Mr. Card breaches any of the restrictions and covenants described above following termination of employment, Jones' severance payments to him will immediately cease.

        Lynne F. Cote'. Ms. Cote''s amended agreement provides that she will serve as our Chief Executive Officer - Wholesale Sportswear, Suits and Dresses. Her annual salary was at the rate of not less than $600,000 through December 31, 2005 and is at the rate of not less than $1,000,000 commencing as of January 1, 2006. She is eligible to receive annual bonuses in the discretion of the Board of Directors upon the recommendation of the Chief Executive Officer of Jones.

        If we terminate Ms. Cote''s employment for "cause" (as defined) or if she resigns without "good reason" (as defined), Ms. Cote' will receive only her unpaid salary through the date of termination or resignation and any bonus earned in the prior year but not yet paid. If Ms. Cote''s employment terminates before the end of the term due to death or "disability" (as defined), we will pay her or her estate, as applicable, (i) any unpaid salary through the date of termination and (ii) an additional six months of salary. If we terminate Ms. Cote''s employment without "cause" or Ms. Cote' resigns for "good reason," she will receive (i) any unpaid salary through the date of termination and any bonus earned in the prior year but not yet paid and (ii) for each month during the remainder of the term of the agreement, her monthly salary at the time of termination. Severance payments to Ms. Cote' will be reduced by the amount, if any, of other compensation or income earned or received by Ms. Cote' after the termination date.

        The agreement provides for vesting of all previously unvested options upon termination of Ms. Cote''s employment due to death or "disability." The accelerated options are exercisable during the remaining original option term (or, if shorter, for three years following death).

        Ms. Cote''s agreement also contains non-competition restrictions during Ms. Cote''s employment and for the duration of the severance period (i.e., the period from the termination date through the expiration of the term of the agreement but not less than one year), provided that we are making the payments due to her (as described above). Ms. Cote' is prohibited from recruiting or hiring our employees during the period ending two years after the severance period and is prohibited from disparaging Jones for the longer of the non-competition period, the non-solicitation period or a period of three years following the termination date. The agreement also restricts her from disclosing confidential information of Jones and requires that she disclose and assign to Jones any trademarks or inventions developed by her which relate to her employment by Jones or to Jones' business. If Ms. Cote' breaches any of the restrictions and covenants described above following termination of employment, Jones' severance payments to her will immediately cease.

        We have provided certain perquisites to the named executive officers, as summarized in footnote 4 to the 2006 Summary Compensation Table. In addition, each of those executives is eligible to receive all perquisites that are made available to our senior executives, which include participation in the Jones Apparel Group, Inc. Deferred Compensation Plan and participation at the senior executive level in our discount program.

        We also provide other benefits, such as medical, dental and life insurance, to the named executive officers on the same terms and conditions as those provided generally to our other full-time, salaried employees.

Potential Payments and Benefits Upon Termination of Employment

        This section outlines estimated payments and other benefits that would have been received by each named executive officer employed by us as of December 29, 2006 (the last business day of 2006), or his or her estate, under existing agreements, plans and arrangements, if the named executive officer's employment had terminated on December 29, 2006 under the following circumstances:

  voluntary termination by the named executive officer,
  termination by us for cause,
  termination by us without cause or by the named executive officer with good reason, termination by us without cause or by the named executive officer with good reason following a change in control, termination at normal retirement,
  termination as a result of disability or
  termination as a result of death.

        Employment Agreements. The named executive officers have employment agreements with us, as described under the heading "Employment and Compensation Arrangements" herein. The named executive officers had the following number of months remaining as of December 29, 2006 in the then-current terms of their employment agreements: 27 months for Mr. Boneparth; 30 months for Mr. Sotos; 30 months for Mr. Kimmel; 30 months for Mr. Card; and 24 months for Ms. Cote'.

        On December 31, 2006, the term of Ms. Cote''s agreement was extended for an additional 12 months.

        On March 23, 2007, Mr. Sotos notified us of his resignation from his position as our Chief Financial Officer. Under that circumstance, as shown under the "Voluntary termination by named executive officer" column in the following table for Mr. Sotos, he received no severance payments and benefits other than those generally available to our full-time, salaried employees upon termination of employment other than for cause.

        On March 27, 2007, we delivered to Mr. Boneparth, and Mr. Boneparth delivered to us, a "Non-extension Notice" pursuant to his employment agreement. As a result, the term of Mr. Boneparth's agreement will expire on March 31, 2009 (which is the same expiration date on which the quantitative data in the following table for Mr. Boneparth is based).

        As provided under each named executive officer's employment agreement with us, the severance payments shown on the following tables would immediately cease if the executive were to breach his or her obligations under the ownership of intellectually property, confidentiality, non-competition, non-solicitation or non-disparagement covenants described under the heading "Employment and Compensation Arrangements" herein.

        We do not make excise tax gross-up payments in connection with severance payments to the named executive officers. Our employment agreements with Messrs. Boneparth, Sotos, Kimmel and Card provide that if total payments under the terms of the agreement are or will be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, then the total payments will be reduced (but not below zero) to the extent that a reduction would result in the executive retaining a larger amount on an after-tax basis. We would effect the reduction by first reducing or eliminating the portion of total payments which are not payable in cash and then by reducing or eliminating cash payments.

        Company Plans and Policies. The following tables do not include payments and benefits generally available to all of our full-time, salaried employees upon termination of employment, including distribution of account balances under the terms and conditions of our Jones Apparel Group, Inc. Retirement Plan (401(k) Plan) for participating employees, payment for accrued but unused vacation, and payment of benefits upon death or disability. The following tables also omit payment of account balances following termination of employment to participants in certain benefit plans discussed elsewhere herein. For information concerning account balances and accumulated benefits for the named executive officers participating in the Jones Apparel Group, Inc. Deferred Compensation Plan or the Pension Plan for Associates of Nine West Group Inc., see the 2006 Nonqualified Deferred Compensation and the 2006 Pension Benefits tables.

        We provide a group life insurance benefit to employees of 166% of base annual salary to a maximum benefit of $300,000 (which is doubled in the event of accidental death and is reduced by one-third upon the employee's attainment of each of age 70 and age 75). We also provide long-term disability coverage to employees to age 65 (assuming continued disability) for up to 60% of monthly salary with a limit of $4,000 per month. Employees have the option to purchase additional long-term disability coverage for up to 60% of monthly salary or $11,000 per month, with a $15,000 total monthly benefit limit.

        Under the terms of our employment agreement with Mr. Boneparth, we pay the premiums for additional life and disability insurance for Mr. Boneparth's benefit, which are included in the following table. The aggregate benefit under the additional life insurance is $7 million, and the aggregate monthly benefit under the additional long-term disability insurance is $15,000, payable to age 65 (assuming continued disability).

2006 Estimated Termination Payments and Benefits
Payments and benefits	Voluntary termination by named executive officer	Termination by us for cause	Termination by us without cause or by the named executive officer with good reason		Termination by us without cause or by the named executive officer with good reason following a change in control		Normal retirement	Termination due to Disability		Termination due to Death
PETER BONEPARTH:
Aggregate monthly cash payments	$ -	$ -	$12,374,991	(1)	$ -		$ -	$1,249,998	(2)	$1,249,998	(2)
Lump sum cash payment	-	-	3,000,000	(3)	19,000,000	(4)	-	3,000,000	(3)	3,000,000	(3)
Health and welfare benefits continuation (5)	-	-	107,731		-		-	-		-
Lump sum cost of insurance and retirement benefits (6)	-	-	-		112,105		-	-		-
Value of accelerated stock options (7)	-	-	-		-		-	-		-
Value of accelerated restricted stock (8)	-	-	4,178,750		4,178,750		4,178,750	4,178,750		4,178,750
Executive outplacement services (9)	-	-	10,000		10,000		-	-		-
TOTAL:	$ -	$ -	$19,671,472		$23,300,855		$4,178,750	$8,428,748		$8,428,748

(1)	Represents aggregate payments of monthly salary plus monthly bonus (1/12 of the greater of target bonus (last annual salary) or $3 million) through March 31, 2009.
(2)	Represents six months of salary.
(3)	Represents the greater of last annual salary or $3 million.
(4)	Represents (i) target bonus (last annual salary) plus (ii) three times annual salary plus (iii) three times the greater of target bonus (last annual salary) or $3 million.
(5)	Represents the present value at December 31, 2006 of life and health insurance under our group policies through March 31, 2009, assuming a discount rate of 6.11% and a growth rate of 8% per year for insurance premiums. Includes our continued contributions to the Jones Apparel Group, Inc. Retirement Plan with an assumed maximum amount of $9,000 annually through March 31, 2009. Also includes present value at December 31, 2006 of life and health insurance premiums to be paid by us through March 31, 2009 under individual life and disability policies for the benefit of Mr. Boneparth, assuming a discount rate of 6.11% and a growth rate of 8% per year for insurance premiums.
(6)	Represents our cost of continued life and health insurance and our continued contributions to the Jones Apparel Group, Inc. Retirement Plan for the executive during the period from December 31, 2006 through March 31, 2009.
(7)	Mr. Boneparth's stock options were fully vested as of December 29, 2006.
(8)	Represents intrinsic value of unvested restricted stock subject to accelerated vesting. Calculated based on the closing price of our common stock on the New York Stock Exchange on December 29, 2006 ($33.43). Excludes the 50% of the March 6, 2006 restricted stock award (25,000 shares) that will not vest, as 2006 corporate performance targets applicable to that portion of the awards were not achieved.
(9)	Assumes that we reimburse the executive for the maximum reimbursable amount ($10,000) under the executive's employment agreement.

Payments and benefits	Voluntary termination by named executive officer	Termination by us for cause	Termination by us without cause or by the named executive officer with good reason		Termination by us without cause or by the named executive officer with good reason following a change in control		Normal retirement	Termination due to Disability		Termination due to Death
EFTHIMIOS P. SOTOS (1):
Aggregate monthly cash payments	$ -	$ -	$2,187,500	(2)	$ -		$ -	$250,000	(3)	$250,000	(3)
Lump sum cash payment	-	-	375,000	(4)	3,375,000	(5)	-	375,000	(4)	375,000	(4)
Health and welfare benefits continuation (6)	-	-	42,660		-		-	-		-
Lump sum cost of insurance and retirement benefits (7)	-	-	-		43,447		-	-		-
Value of accelerated stock options (8)	-	-	133,000		133,000		133,000	133,000		133,000
Value of accelerated restricted stock (9)	-	-	1,058,628		1,058,628		1,058,628	1,058,628		1,058,628
Executive outplacement services (10)	-	-	10,000		10,000		-	-		-
TOTAL:	$ -	$ -	$3,806,788		$4,620,075		$1,191,628	$1,816,628		$1,816,628
(1)
Mr. Sotos resigned in March 2007. As a result, he received payment of his salary and benefits only through the date of termination of employment. The potential payments and benefits upon termination of employment under the various other circumstances shown in this table are provided as required under SEC rules.
(2)	Represents aggregate payments of monthly salary plus monthly bonus (1/12 of 75% of last annual salary) through June 30, 2009.
(3)	Represents six months of salary.
(4)	Represents target bonus (75% of last annual salary).
(5)	Represents (i) target bonus (75% of last annual salary) plus (ii) three times 200% of last annual salary.
(6)	Represents the present value at December 31, 2006 of life and health insurance under our group policies through June 30, 2009, assuming a discount rate of 6.11% and a growth rate of 8% per year for insurance premiums. Includes our continued contributions to the Jones Apparel Group, Inc. Retirement Plan with an assumed maximum amount of $9,000 annually through June 30, 2009.
(7)	Represents our cost of continued life and health insurance and our continued contributions to the Jones Apparel Group, Inc. Retirement Plan for the executive during the period from December 31, 2006 through June 30, 2009.
(8)	Represents intrinsic value of unvested options subject to accelerated vesting. Calculated based on the excess amount of the closing price of our common stock on the New York Stock Exchange on December 29, 2006 ($33.43) over the exercise price of the option. Includes 34,000 unvested options that were forfeited as of March 27, 2007 as a result of Mr. Sotos' termination of employment with us on March 27, 2007 and 47,001 vested options that will expire three months after his termination date (June 27, 2007).
(9)	Represents intrinsic value of unvested restricted stock subject to accelerated vesting. Calculated based on the closing price of our common stock on the New York Stock Exchange on December 29, 2006 ($33.43). Includes 31,000 shares of restricted stock that were forfeited as of March 27, 2007 as a result of Mr. Sotos' termination of employment with us on March 27, 2007.
(10)	Assumes that we reimburse the executive for the maximum reimbursable amount ($10,000) under the executive's employment agreement.

Payments and benefits	Voluntary termination by named executive officer	Termination by us for cause	Termination by us without cause or by the named executive officer with good reason		Termination by us without cause or by the named executive officer with good reason following a change in control		Normal retirement	Termination due to Disability		Termination due to Death
SIDNEY KIMMEL:
Aggregate monthly cash payments	$ -	$ -	$6,000,000	(1)	$ -		$ -	$600,000	(2)	$600,000	(2)
Lump sum cash payment	-	-	1,200,000	(3)	8,400,000	(4)	-	1,200,000	(3)	1,200,000	(3)
Health and welfare benefits continuation (5)	-	-	52,078		-		-	-		-
Lump sum cost of insurance and retirement benefits (6)	-	-	-		53,339		-	-		-
Value of accelerated stock options (7)	-	-	-		-		-	-		-
Value of accelerated restricted stock	-	-	-		-		-	-		-
Executive outplacement services (8)	-	-	10,000		10,000		-	-		-
TOTAL:	$ -	$ -	$7,267,078		$8,463,339		$ -	$1,800,000		$1,800,000
(1)	Represents aggregate payments of monthly salary plus monthly bonus (1/12 of target bonus (last annual salary)) through June 30, 2009.
(2)	Represents six months of salary.
(3)	Represents target bonus (last annual salary).
(4)	Represents (i) target bonus (last annual salary) plus (ii) three times annual salary plus (iii) three times target bonus.
(5)	Represents the present value at December 31, 2006 of life and health insurance under our group policies through June 30, 2009, assuming a discount rate of 6.11% and a growth rate of 8% per year for insurance premiums. Includes our continued contributions to the Jones Apparel Group, Inc. Retirement Plan with an assumed maximum amount of $9,000 annually through June 30, 2009.
(6)	Consists of our cost of continued life and health insurance and our continued contributions to the Jones Apparel Group, Inc. Retirement Plan for the executive during the period from December 31, 2006 through June 30, 2009.
(7)	Mr. Kimmel's stock options were fully vested as of December 29, 2006.
(8)	Assumes that we reimburse the executive for the maximum reimbursable amount ($10,000) under the executive's employment agreement.

Payments and benefits	Voluntary termination by named executive officer	Termination by us for cause	Termination by us without cause or by the named executive officer with good reason		Termination by us without cause or by the named executive officer with good reason following a change in control		Normal retirement	Termination due to Disability		Termination due to Death
WESLEY R. CARD:
Aggregate monthly cash payments	$ -	$ -	$5,500,020	(1)	$ -		$ -	$550,000	(2)	$550,000	(2)
Lump sum cash payment	-	-	1,100,000	(3)	7,700,000	(4)	-	1,100,000	(3)	1,100,000	(3)
Health and welfare benefits continuation (5)	-	-	52,918		-		-	-		-
Lump sum cost of insurance and retirement benefits (6)	-	-	-		54,221		-	-		-
Value of accelerated stock options (7)	-	-	-		-		-	-		-
Value of accelerated restricted stock (8)	-	-	2,089,375		2,089,375		2,089,375	2,089,375		2,089,375
Executive outplacement services (9)	-	-	10,000		10,000		-	-		-
TOTAL:	$ -	$ -	$8,752,313		$9,853,596		$2,089,375	$3,739,375		$3,739,375
(1)	Represents aggregate payments of monthly salary plus monthly bonus (1/12 of target bonus (last annual salary)) through June 30, 2009.
(2)	Represents six months of salary.
(3)	Represents target bonus (last annual salary).
(4)	Represents (i) target bonus (last annual salary) plus (ii) three times annual salary plus (iii) three times target bonus.
(5)	Represents the present value at December 31, 2006 of life and health insurance under our group policies through June 30, 2009, assuming a discount rate of 6.11% and a growth rate of 8% per year for insurance premiums. Includes our continued contributions to the Jones Apparel Group, Inc. Retirement Plan with an assumed maximum amount of $9,000 annually through June 30, 2009.
(6)	Represents our cost of continued life and health insurance and our continued contributions to the Jones Apparel Group, Inc. Retirement Plan for the executive during the period from December 31, 2006 through June 30, 2009.
(7)	Mr. Card's stock options were fully vested as of December 29, 2006.
(8)	Represents intrinsic value of unvested restricted stock subject to accelerated vesting. Calculated based on the closing price of our common stock on the New York Stock Exchange on December 29, 2006 ($33.43). Excludes the 50% of the March 6, 2006 restricted stock award (12,500 shares) that will not vest, as 2006 corporate performance targets applicable to that portion of the awards were not achieved.
(9)	Assumes that we reimburse the executive for the maximum reimbursable amount ($10,000) under the executive's employment agreement.

        Upon Mr. Sotos' resignation in March 2007, we asked Mr. Card to resume the role of Chief Financial Officer. He agreed, and in recognition of his new responsibilities, we entered into an amendment of his employment agreement in April 2007 which provides him with additional payments and benefits upon termination of employment under certain circumstances. The following table shows the estimated total payments and other benefits that Mr. Card would have received upon termination of employment as of December 29, 2006, had the amendment been in effect on that date.

Payments and benefits	Voluntary termination by named executive officer	Termination by us for cause	Termination by us without cause or by the named executive officer with good reason		Termination by us without cause or by the named executive officer with good reason following a change in control		Normal retirement		Termination due to Disability		Termination due to Death
WESLEY R. CARD:
Aggregate monthly cash payments	$ -	$ -	$8,000,020	(1)	$2,500,000	(2)	$ -	(3)	$3,050,000	(4)	$3,050,000	(4)
Lump sum cash payment	-	-	1,100,000	(5)	7,700,000	(6)	-		1,100,000	(5)	1,100,000	(5)
Health and welfare benefits continuation	-	-	309,970	(7)	275,767	(8)	-	(3)	275,767	(8)	275,767	(8)
Lump sum cost of insurance and retirement benefits (9)	-	-	-		54,221		-		-		-
Value of accelerated stock options (10)	-	-	-		-		-		-		-
Value of accelerated restricted stock (11)	-	-	2,089,375		2,089,375		2,089,375		2,089,375		2,089,375
Executive outplacement services (12)	-	-	10,000		10,000		-		-		-
TOTAL:	$ -	$ -	$11,509,365		$12,629,363		$2,089,375		$6,515,142		$6,515,142
(1)
Represents aggregate payments of (i) monthly salary plus monthly bonus (1/12 of target bonus (last annual salary)) through June 30, 2009 plus (ii) aggregate monthly cash payments totaling $500,000 per year through December 31, 2011.
(2)	Represents aggregate monthly payments totaling $500,000 per year through December 31, 2011.
(3)	Mr. Card is not entitled to the additional payments and benefits provided under the April 2007 amendment upon termination by reason of retirement except with respect to retirement on or after July 1, 2008 with at least six months' prior written notice of his retirement to our Board of Directors and the consent of the Board to his retirement.
(4)	Represents (i) six months of salary plus (ii) aggregate monthly cash payments totaling $500,000 per year through December 31, 2011.
(5)	Represents target bonus (last annual salary).
(6)	Represents (i) target bonus (last annual salary) plus (ii) three times annual salary plus (iii) three times target bonus.
(7)	Represents the present value at December 31, 2006 of health and dental insurance for Mr. Card and his wife from July 1, 2009 (following expiration of the term of his agreement) for life, assuming a life expectancy of 80 and 84 years, respectively, a discount rate of 6.11%, an annual cost to us of $7,500 and a growth rate of 10% per year for premiums, as provided under the amended employment agreement. Also includes the present value of life and health insurance for Mr. Card under our group policies through June 30, 2009, assuming a discount rate of 6.11% and a growth rate of 8% per year for insurance premiums. Includes our continued contributions to the Jones Apparel Group, Inc. Retirement Plan with an assumed maximum amount of $9,000 annually through June 30, 2009.
(8)	Represents the present value at December 31, 2006 of health and dental insurance for Mr. Card and his wife from December 31, 2006 for life, assuming a life expectancy of 80 and 84 years, respectively, a discount rate of 6.11%, an annual cost to us of $7,500 and a growth rate of 10% per year for premiums, as provided under the amended employment agreement.
(9)	Represents our cost of continued life and health insurance and our continued contributions to the Jones Apparel Group, Inc. Retirement Plan for Mr. Card during the period from December 31, 2006 through June 30, 2009.
(10)	Mr. Card's stock options were fully vested as of December 29, 2006.
(11)	Represents intrinsic value of unvested restricted stock subject to accelerated vesting. Calculated based on the closing price of our common stock on the New York Stock Exchange on December 29, 2006 ($33.43). Excludes the 50% of the March 6, 2006 restricted stock award (12,500 shares) that will not vest, as 2006 corporate performance targets applicable to that portion of the awards were not achieved.
(12)	Assumes that we reimburse Mr. Card for the maximum reimbursable amount ($10,000) under his employment agreement.

Payments and benefits	Voluntary termination by named executive officer	Termination by us for cause	Termination by us without cause or by the named executive officer with good reason		Termination by us without cause or by the named executive officer with good reason following a change in control		Normal retirement	Termination due to Disability		Termination due to Death
LYNNE F. COTE':
Aggregate monthly cash payments	$ -	$ -	$2,000,000	(1)	$2,000,000	(1)	$ -	$500,000	(2)	$500,000	(2)
Lump sum cash payment	-	-	-		-		-	-		-
Health and welfare benefits continuation	-	-	-		-		-	-		-
Lump sum cost of insurance and retirement benefits	-	-	-		-		-	-		-
Value of accelerated stock options (3)	-	-	-		-		420	420		420
Value of accelerated restricted stock (4)	-	-	-		-		713,196	713,196		713,196
Executive outplacement services	-	-	-		-		-	-		-
TOTAL:	$ -	$ -	$2,000,000		$2,000,000		$713,616	$1,213,616		$1,213,616
(1)
Represents aggregate payments of monthly salary through December 31, 2008. However, as of December 31, 2006, the term of Ms. Cote''s agreement was automatically extended to December 31, 2009. Severance payments are reduced by the amount, if any, of other compensation or income earned or received by Ms. Cote' after the termination date.
(2)	Represents six months of salary.
(3)	Represents intrinsic value of unvested options subject to accelerated vesting. Calculated based on the excess amount of the closing price of our common stock on the New York Stock Exchange on December 29, 2006 ($33.43) over the exercise price of the option.
(4)	Represents intrinsic value of unvested restricted stock subject to accelerated vesting. Calculated based on the closing price of our common stock on the New York Stock Exchange on December 29, 2006 ($33.43).

        On April 14, 2006, Rhonda J. Brown's employment with us as President and Chief Executive Officer of our Footwear, Accessories and Retail Group and as President and Chief Executive Officer of Nine West Footwear Corporation was terminated. Pursuant to Ms. Brown's employment agreement with us, which was effective on October 21, 2001 and amended on February 28, 2003, we paid Ms. Brown a lump sum payment of $284,375, representing a prorated target bonus based on 75% of her annual salary ($1,300,000) at the time of termination, and semi-monthly payments of $94,792, representing her monthly salary as of the termination date and 1/12 of her target bonus, during the period from April 15, 2006 through December 31, 2006, totaling $1,611,458. Ms. Brown is entitled to receive continued semi-monthly payments of salary and target bonus until the end of the term of her employment agreement on December 31, 2008, which will total $4,550,000 in the aggregate. Her employment agreement provides that she is entitled to continue to participate in all benefit plans in which she was participating immediately preceding termination of employment for the remaining term of the agreement. The estimated total value of her continued benefits from April 15, 2006 through December 31, 2008 is $88,998, comprised of (i) approximately $18,000 in lieu of the Company matching contribution she would have received had she been permitted to continue to participate in the Jones Apparel Group, Inc. Retirement (401(k)) Plan; (ii) approximately $33,475 to provide equivalent long-term disability coverage with a total monthly benefit of $15,000 through age 65; and (iii) approximately $37,523 for continued health and life insurance coverage under Company plans. The intrinsic value of the previously unvested options held by Ms. Brown which accelerated on her termination date was $131,700, calculated based on the excess amount of the closing price of our common stock on the New York Stock Exchange on April 13, 2006 ($34.80) over the exercise price of the options. The intrinsic value of the previously unvested restricted stock held by Ms. Brown which accelerated on her termination date was $1,333,988, calculated based on the closing price of our common stock on the New York Stock Exchange on April 13, 2006 ($34.80). Ms. Brown's account balance in our non-qualified deferred compensation plan, as shown in the 2006 Nonqualified Deferred Compensation table herein, was distributed to her in October 2006 in accordance with the terms of the plan.

Director Compensation

        The following table provides information on compensation for the year ended December 31, 2006 paid to each non-management director. Directors who are employees receive no additional compensation for serving on the Board of Directors.

2006 Director Compensation

Name	Fees Earned or Paid in Cash ($)(1)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)
Howard Gittis	92,000	87,850	-	-	-	4,550	184,400
Anthony F. Scarpa	94,000	87,850	-	-	-	-	181,850
Matthew H. Kamens	81,000	87,850	-	-	-	13,238	182,088
J. Robert Kerrey	88,000	87,850	-	-	-	7,975	183,825
Ann N. Reese	89,000	87,850	-	-	-	2,280	179,130
Gerald C. Crotty	83,000	132,298	-	-	-	5,287	220,585
Lowell W. Robinson	98,000	132,298	-	-	-	11,710	242,008
Allen I. Questrom	80,333	152,735	-	-	-	35,198	268,266
Frits D. van Paasschen	5,333	8,737	-	-	-	-	14,070
(1)
Non-management directors receive a $40,000 annual retainer, $2,000 for attending a board meeting and $1,000 for a committee meeting. In addition, the chair of the Audit Committee receives a retainer of $10,000, and the chairs of other committees receive a retainer of $5,000.
(2)	Each non-management director may elect to defer all or a portion of his or her annual retainer and meeting attendance fees under the Jones Apparel Group, Inc. Deferred Compensation Plan for Outside Directors until the earlier of his or her termination of service on the Board or a date selected by the director under the Plan. The Plan does not provide for above-market or preferential earnings. Each director can choose to invest the funds in either of the following two types of hypothetical investments:

Share Units. This type of investment allows the director to invest his or her compensation in hypothetical shares of Jones common stock based on the market price of the common stock at the time the compensation would have been paid. Hypothetical dividends are "reinvested" in additional share units based on the market price of the common stock at the time dividends are paid on the common stock. All share units are paid out in cash.

Cash Units. Funds in this type of account are credited with interest monthly based on U.S. Treasury bill rates using the Treasury constant maturities daily "1-year" rate.

Messrs. Kerrey, Crotty and Questrom previously elected to have their fees deferred in the form of share units, and Mr. Kamens previously elected to have his fees deferred in the form of cash units.

(3)	As of January 2005, each non-management director receives an annual grant of 3,000 shares of restricted common stock, with new non-management directors receiving an initial grant of 6,000 shares of restricted common stock. The restricted stock awards have a value based on the fair market values of our common stock on the effective date of the grant and vest in equal installments over three years. The awards are made from shares available under our 1999 Stock Incentive Plan.

The amounts reflect the dollar amount recognized for financial statement reporting purposes before the effect of estimated forfeitures for the fiscal year ended December 31, 2006 in accordance with FAS 123(R) and thus may include amounts from awards granted in and prior to 2006. For assumptions used in the valuation of equity-based awards, see "Summary of Accounting Policies - Stock Options," "Summary of Accounting Policies - Restricted Stock" and "Stock Options and Restricted Stock" in Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

In 2004 and 2003, each non-management director received an annual grant of 3,000 options at an exercise price of $1.00 that vested six months from the date of grant. From 1999 to 2002, each non-management director received an annual grant of 2,000 options at an exercise price of $1.00 that vested six months from the date of grant. Prior to 1999, each non-management director received an annual grant of 2,000 options at an exercise price of $0.50 that vested six months from the date of grant. The awards were made from options available under our 1999 Stock Incentive Plan and our 1996 Stock Option Plan.

The following table shows the aggregate number of outstanding stock option and restricted stock awards held by our non-management directors as of December 31, 2006. All outstanding options are fully vested.

Name	Options	Exercise Price	Shares of Restricted Stock
Howard Gittis	2,000 14,000	$0.50 $1.00	5,000
Anthony F. Scarpa	9,500	$1.00	5,000
Matthew H. Kamens	9,000	$1.00	5,000
J. Robert Kerrey	4,500	$1.00	5,000
Ann N. Reese	9,000	$1.00	5,000
Gerald C. Crotty	-	-	7,000
Lowell W. Robinson	-	-	7,000
Allen I. Questrom	-	-	9,000
Frits D. van Paasschen	-	-	6,000
(4)
Represents discounts on purchases made at Barneys New York or Barneys New York CO-OP stores or at the Barneys New York annual warehouse sale event under our discount program. Under our discount program, all our employees, and members of the Board of Directors, may purchase products in Company-owned stores (other than Barneys stores) at 40% off the original retail price or at the then current price, whichever is lower. All Barneys employees, certain of our senior executives, and members of the Board of Directors receive a discount of 35% on purchases at any Barneys store. All our other employees receive a discount of 35% on purchases at Barneys outlet stores.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

        The information contained herein has been obtained from our records or from information furnished directly by the individual or entity to us.

        The table below shows, as of April 9, 2007, how much of our common stock was owned by each of our directors, nominees, named executive officers, each person known to us to own 5% or more of our common stock (as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934) and all of our current directors and executive officers, as a group.

Name	Number of Shares Owned (1)		Rights to Acquire (2)	Restricted Stock (3)	Percent of Outstanding Shares
Peter Boneparth	234,895		1,953,200	199,000	2.2%
Sidney Kimmel	1,027,529	(4)	959,999	-	1.8%
Howard Gittis	9,000		16,000	6,000	*
Anthony F. Scarpa	3,000		9,500	6,000	*
Matthew H. Kamens	3,000		9,000	6,000	*
J. Robert Kerrey	2,000		4,500	6,000	*
Ann N. Reese	6,000		9,000	6,000	*
Gerald C. Crotty	5,000		-	7,000	*
Lowell W. Robinson	5,000		-	7,000	*
Allen I. Questrom	3,000		-	9,000	*
Frits D. van Paasschen	-		-	9,000	*
Efthimios P. Sotos	4,000	(5)	47,001	-	*
Wesley R. Card	106,968	(6)	401,308	113,500	*
Lynne Cote'	-		93,000	56,334	*
Rhonda J. Brown	13,833	(6)(7)	55,000	-	*
AXA Financial, Inc. 1290 Avenue of the Americas New York, NY 10104	5,721,033	(8)	-	-	5.3%
Barclays Global Investors, NA. 45 Fremont Street San Francisco, CA 94105	13,208,193	(9)	-	-	12.1%
Hotchkis and Wiley Capital Management, LLC 725 S. Figueroa Street, 39th Floor Los Angeles, CA 90017	12,665,000	(10)	-	-	11.6%
LSV Asset Management 1 N. Wacker Drive, Suite 4000 Chicago, IL 60606	5,617,242	(11)	-	-	5.2%
All directors and current executive officers as a group (15 persons)	1,415,760		3,742,339	472,001	5.0%
___________________
*	Less than one percent.
(1)	Includes shares for which the named person has either sole or shared voting and investment power. Excludes shares of restricted stock and shares that can be acquired through the exercise of options. Also excludes "share units" (i.e., phantom stock) under our Deferred Compensation Plan for Outside Directors. Under that plan, non-management directors can elect to have the value of deferred amounts of all or a portion of their annual retainer and meeting attendance fees paid out based on an assumed investment in our Common Stock. The participants making that election do not have any right to vote or to receive Common Stock in connection with the assumed investments of the deferred amounts, and they are ultimately paid out in cash, but the assumed investments do represent an economic interest in our Common Stock. Such accounts are credited with additional share units for cash dividends paid on our Common Stock.

The following share units have been credited to the following directors under the plan as of April 9, 2007: Mr. Kerrey, 10,383.23 share units; Mr. Crotty, 5,846.79 share units; and Mr. Questrom, 4,135.79 share units. See footnote 2 to the 2006 Director Compensation table herein.
(2)	Shares that can be acquired through stock options exercisable through June 8, 2007.
(3)	Shares subject to a vesting schedule and other restrictions as to which the named individual has voting power.
(4)	Represents shares held by RIP Investments, L.P.
(5)	Based solely upon information provided to us as of February 10, 2007. Mr. Sotos' employment with us ended on March 27, 2007.
(6)	Some or all of the shares may be held in a margin account.
(7)	Based solely upon information provided to us as of February 13, 2007. Ms. Brown's employment with us ended on April 17, 2006.
(8)	Based solely upon information reported in Schedule 13G/A, filed with the SEC on February 13, 2007, reporting beneficial ownership as of December 31, 2006 by AXA Financial, Inc., by AXA and by AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle and AXA Courtage Assurance Mutuelle as a group. According to the filing, a majority of the shares reported are held by unaffiliated third-party client accounts managed by Alliance Capital Management L.P., as investment adviser. AXA Rosenberg Investment Management LLC, as to which AXA serves as a parent holding company, has sole power to dispose or to direct the disposition of 341,011 shares and sole power to vote or to direct the vote of 160,367 shares. AXA Financial, Inc.'s subsidiary, AXA Equitable Life Insurance Company, has sole power to dispose or to direct the disposition of 4,145 shares and sole power to vote or to direct the vote of 2,300 shares. AXA Financial, Inc.'s subsidiary, AllianceBernstein, has sole power to dispose or to direct the disposition of 5,375,877 shares and sole power to vote or to direct the vote of 4,209,005 shares. Gerald C. Crotty, one of our directors, is a trustee of the AXA Premier VIP Trust and the AXA Enterprise Multimanager Funds Trust, for which AXA Equitable Life Insurance Company serves as investment manager. In his role as trustee, Mr. Crotty neither directs the investment nor directs the voting of portfolio securities of those Trusts.
(9)	Based solely upon information reported in Schedule 13G/A, filed with the SEC on April 10, 2007, reporting beneficial ownership as of March 31, 2007. According to the filing, Barclays Global Investors N.A. has sole power to vote or to direct the vote of 8,873,650 shares and sole power to dispose or to direct the disposition of 10,569,476 shares. In addition, each of the following entities has sole voting and dispositive power for the indicated shares: Barclays Global Fund Advisors (880,617 shares), Barclays Global Investors, Ltd (1,019,206 shares), Barclays Global Investors Japan Trust and Banking Company Limited (145,053 shares) and Barclays Global Investors Japan Limited (593,841 shares). The shares reported are held by these entities in trust accounts for the economic benefit of the beneficiaries of those accounts.
(10)	Based solely upon information reported in Schedule 13G/A, filed with the SEC on April 10, 2007, reporting beneficial ownership as of March 31, 2007. According to the filing, Hotchkis and Wiley Capital Management, LLC ("HWCM") has sole power to vote or to direct the vote of 11,224,500 shares, and sole power to dispose or to direct the disposition of 12,665,000 shares. Such shares are owned of record by clients of HWCM, for whom HWCM serves as investment adviser. No such client is known to have voting or dispositive power with respect to more than 5% of the class of such securities.
(11)	Based solely on information reported in Schedule 13G, filed with the SEC on February 12, 2007, reporting beneficial ownership as of December 31, 2006.

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

        For further information, see "Stock Options and Restricted Stock" in Notes to Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policy with Respect to Related Person Transactions

        It is our policy, set forth in writing, not to permit any transaction in which the Company is a party and in which executive officers or directors, their immediate family members, or 5% shareholders have or will have a direct or indirect interest, other than transactions available to all employees,
  transactions involving purchases of our products at discounts made generally available to all employees or an identified group of employees, transactions involving compensation approved by the Compensation Committee of the Board of Directors, or
  charitable contributions involving less than $10,000 per annum to a charitable entity of which an executive officer or director of the Company, their immediate family members, or a 5% shareholder of the Company is an executive officer.

        Any issues as to the application of this policy shall be resolved by the Audit Committee of the Board of Directors. A copy of our Statement of Policy with Respect to Related Person Transactions is available on our website, www.jny.com (under the "Our Company - Corporate Governance" caption).

Independence of Directors

        Our Corporate Governance Guidelines provide that a majority of the Board shall consist of independent directors. The Board has determined that eight of our current directors, Howard Gittis, Anthony F. Scarpa, J. Robert Kerrey, Ann N. Reese, Gerald C. Crotty, Lowell W. Robinson, Allen I. Questrom and Frits D. van

Paasschen, have no material relationship with us (either directly or as a partner, shareholder or officer of an organization that has a relationship with us) and are independent within the meaning of our Director Independence Standards. Peter Boneparth, our Chief Executive Officer, Sidney Kimmel, our Chairman (and until May 22, 2002 our Chief Executive Officer) and Matthew H. Kamens (who has a personal services contract with Mr. Kimmel) are not independent within the meaning of our Director Independence Standards.

The Board of Directors maintains three standing committees: Audit, Compensation and Nominating/ Corporate Governance. All three committees are composed entirely of independent directors.

In the course of the Board's determination regarding the independence of each independent director, the Board considered any transactions, relationships and arrangements as required by our Director Independence Standards. Specifically with respect to each of the three most recently completed fiscal years, with respect to Mr. Kerrey, the Board considered the amount of charitable contributions to The New School, of which Mr. Kerrey is President, by the Company or Mr. Kimmel and determined that such contributions were less than the greater of (i) $1 million or (ii) 2% of The New School's annual consolidated gross revenues.

The Director Independence Standards adopted by the Board of Directors is available on our website, www.jny.com (under the "Our Company - Corporate Governance" caption).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        In connection with the audit of the 2006 financial statements, we entered into an engagement agreement with BDO Seidman, LLP, which set forth the terms by which BDO Seidman, LLP has performed audit services for us. That agreement is subject to alternative dispute resolution procedures and an exclusion of punitive damages.

        The aggregate fees billed by BDO Seidman, LLP for professional services for 2006 and 2005 were as follows:

	2006	2005
Audit fees (1)	$ 2,474,191	$ 2,541,566
Audit-related fees (2)	547,700	89,900
Tax fees (3)	73,707	356,677
All other fees (4)	23,519	6,415
(1)	Includes audit of financial statements, audit of internal controls, SAS 100 reviews, consultations and statutory audits.
(2)	Includes audits of employee benefit plans and due diligence and reviews related to acquisition and disposition activities.
(3)	Includes foreign tax compliance work, consultations and preparation of expatriate tax returns.
(4)	Includes various foreign government filings relating to the registration or liquidation of subsidiaries.

        The Audit Committee's charter provides that the Audit Committee will review, and approve in advance, in its sole discretion, all auditing services, internal control related services and permitted non-audit services, including fees and terms, to be performed for us by our independent registered public accountants, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934 which are approved by the Audit Committee prior to completion of the audit. The Audit Committee may form and delegate to subcommittees of one or more members of the Audit Committee its authority to pre-approve audit and permitted non-audit services, including internal control related services, provided that any such subcommittee pre-approvals are presented to the full Audit Committee at the next scheduled Audit Committee meeting. In 2006, all of the services and fees were approved by the Audit Committee.

        The Audit Committee's charter also provides that the Audit Committee will consider whether the independent registered public accountants' provision of permitted non-audit services is compatible with maintaining the registered public accountants' independence. The Audit Committee considered whether the provision of non-audit services by BDO Seidman, LLP is compatible with maintaining BDO Seidman, LLP's independence with respect to Jones and determined that to be the case.

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

April 27, 2007		JONES APPAREL GROUP, INC. (Registrant)
	By:	/s/ Wesley R. Card Wesley R. Card Chief Operating and Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1*	Employment agreement dated as of January 1, 2002 between Lynne F. Cote' and Norton McNaughton of Squire, Inc.+
10.2*	Assignment of and Amendment No. 1 dated as of November 30, 2005 to Employment Agreement between Lynne F. Cote' and McNaughton Apparel Group Inc. (formerly known as Norton McNaughton of Squire, Inc.).+
31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32[o]	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________________

+ Management contract or compensatory plan or arrangement.
* Filed herewith.
o Furnished herewith.