Form 10-Q
period 2007-04-07
JONES APPAREL GROUP INC
filed 2007-05-04
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 7, 2007

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock $.01 par value	Outstanding at May 3, 2007 108,898,482

JONES APPAREL GROUP, INC.

DEFINITIONS

        As used in this Report, unless the context requires otherwise, "our," "us" and "we" means Jones Apparel Group, Inc. and consolidated subsidiaries, "Sun" means Sun Apparel, Inc., "McNaughton" means McNaughton Apparel Group Inc.,"Kasper" means Kasper, Ltd., "Maxwell" means Maxwell Shoe Company Inc., "Barneys" means Barneys New York, Inc., " Polo" means Polo Ralph Lauren Corporation, "SFAS" means Statement of Financial Accounting Standards and "SEC" means the United States Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in millions except per share data)

	April 7, 2007	April 1, 2006	December 31, 2006
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 47.1	$ 140.2	$ 71.5
Accounts receivable	570.3	555.7	411.6
Inventories	660.5	590.0	636.3
Deferred taxes	60.8	49.3	70.0
Prepaid expenses and other current assets	92.6	79.5	89.2

TOTAL CURRENT ASSETS	1,431.3	1,414.7	1,278.6
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $505.7, $482.2 and $511.3	386.0	323.2	384.8
GOODWILL	1,299.3	1,740.6	1,299.3
OTHER INTANGIBLES, at cost, less accumulated amortization	770.5	826.1	771.6
OTHER ASSETS	53.1	50.7	52.7

	$ 3,940.2	$ 4,355.3	$ 3,787.0

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$ 303.0	$ -	$ 100.0
Current portion of long-term debt and capital lease obligations	3.4	228.9	4.1
Accounts payable	224.9	232.3	315.5
Income taxes payable	36.2	84.4	12.7
Accrued employee compensation	36.0	36.1	52.3
Accrued expenses and other current liabilities	128.6	122.8	130.8

TOTAL CURRENT LIABILITIES	732.1	704.5	615.4

NONCURRENT LIABILITIES:
Long-term debt	749.3	752.7	752.8
Obligations under capital leases	28.9	38.8	35.8
Deferred taxes	37.8	185.2	42.4
Other	134.6	109.6	129.0

TOTAL NONCURRENT LIABILITIES	950.6	1,086.3	960.0

TOTAL LIABILITIES	1,682.7	1,790.8	1,575.4

COMMITMENTS AND CONTINGENCIES	-	-	-
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-	-	-
Common stock, $.01 par value - shares authorized 200.0; issued 154.0, 152.2 and 153.2	1.5	1.5	1.5
Additional paid-in capital	1,333.1	1,279.9	1,320.0
Retained earnings	2,259.0	2,438.4	2,226.4
Accumulated other comprehensive loss	(5.7)	(6.0)	(5.9)
Treasury stock, 45.3, 39.7 and 45.3 shares, at cost	(1,330.4)	(1,149.3)	(1,330.4)

TOTAL STOCKHOLDERS' EQUITY	2,257.5	2,564.5	2,211.6

	$ 3,940.2	$ 4,355.3	$ 3,787.0

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Operations (Unaudited)
(All amounts in millions except per share data)

	Fiscal Quarter Ended
	April 7, 2007	April 1, 2006

Net sales	$ 1,234.1	$ 1,200.2
Licensing income (net)	12.3	11.9
Service and other revenue	1.8	3.2

Total revenues	1,248.2	1,215.3
Cost of goods sold	805.8	765.0

Gross profit	442.4	450.3
Selling, general and administrative expenses	349.8	319.6
Loss on sale of Polo Jeans Company business	-	45.1

Operating income	92.6	85.6
Interest income	0.3	1.0
Interest expense and financing costs	(16.6)	(16.3)
Equity in earnings of unconsolidated affiliates	0.6	0.9

Income before provision for income taxes	76.9	71.2
Provision for income taxes	29.1	47.3

Income before cumulative effect of change in accounting principle	47.8	23.9
Cumulative effect of change in accounting for share-based payments, net of tax	-	1.9

Net income	$ 47.8	$ 25.8

Earnings per share
Basic
Income before cumulative effect of change in accounting principle	$0.45	$0.21
Cumulative effect of change in accounting for share-based payments, net of tax	-	0.02

Basic earnings per share	$0.45	$0.23

Diluted
Income before cumulative effect of change in accounting principle	$0.44	$0.21
Cumulative effect of change in accounting for share-based payments, net of tax	-	0.01

Basic earnings per share	$0.44	$0.22

Weighted average common shares and share equivalents outstanding
Basic	106.8	113.3
Diluted	109.1	115.5
Dividends declared per share	$0.14	$0.12

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)
(All amounts in millions except per share data)

	Number of common shares outstanding	Total stock- holders' equity	Common stock	Additional paid-in capital	Retained earnings	Accumu- lated other compre- hensive income (loss)	Treasury stock
Balance, January 1, 2006	115.9	$ 2,666.4	$ 1.5	$ 1,269.4	$ 2,426.2	$ (6.5)	$ (1,024.2)
Fiscal quarter ended April 1, 2006:
Comprehensive income:
Net income	-	25.8	-	-	25.8	-	-
Change in fair value of cash flow hedges, net of $0.7 tax	-	0.9	-	-	-	0.9	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.4 tax	-	(0.6)	-	-	-	(0.6)	-
Foreign currency translation adjustments	-	0.2	-	-	-	0.2	-

Total comprehensive income		26.3

Issuance of restricted stock to employees, net of forfeitures	0.3	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	3.6	-	3.6	-	-	-
Exercise of employee stock options	0.5	8.8	-	8.8	-	-	-
Excess tax benefits from share-based payment arrangements	-	1.2	-	1.2	-	-	-
Dividends on common stock ($0.12 per share)	-	(13.6)	-	-	(13.6)	-	-
Cumulative effect of change in accounting for share-based payments	-	(3.1)	-	(3.1)	-	-	-
Treasury stock acquired	(4.2)	(125.1)	-	-	-	-	(125.1)

Balance, April 1, 2006	112.5	$ 2,564.5	$ 1.5	$ 1,279.9	$ 2,438.4	$ (6.0)	$ (1,149.3)

Balance, January 1, 2007	107.9	$ 2,211.6	$ 1.5	$ 1,320.0	$ 2,226.4	$ (5.9)	$ (1,330.4)
Fiscal quarter ended April 7, 2007:
Comprehensive income:
Net income	-	47.8	-	-	47.8	-	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.3 tax	-	(0.3)	-	-	-	(0.3)	-
Foreign currency translation adjustments	-	0.5	-	-	-	0.5	-

Total comprehensive income		48.0

Issuance of restricted stock to employees, net of forfeitures	0.6	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	6.6	-	6.6	-	-	-
Exercise of employee stock options	0.2	5.9	-	5.9	-	-	-
Excess tax benefits from share-based payment arrangements	-	0.6	-	0.6	-	-	-
Dividends on common stock ($0.14 per share)	-	(15.2)	-	-	(15.2)	-	-

Balance, April 7, 2007	108.7	$ 2,257.5	$ 1.5	$ 1,333.1	$ 2,259.0	$ (5.7)	$ (1,330.4)

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(All amounts in millions)

	Fiscal Quarter Ended
	April 7, 2007	April 1, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 47.8	$ 25.8

Adjustments to reconcile net income to net cash (used in) provided by operating activities, net of sale of Polo Jeans Company business:
Loss on sale of Polo Jeans Company business	-	45.1
Cumulative effect of change in accounting for share-based payments	-	(3.1)
Depreciation and amortization	29.6	23.6
Equity in earnings of unconsolidated affiliates	(0.6)	(0.9)
Provision for losses on accounts receivable	0.5	0.7
Deferred taxes	4.9	10.6
Other	1.1	0.4
Changes in operating assets and liabilities:
Accounts receivable	(159.0)	(97.9)
Inventories	(23.9)	30.1
Prepaid expenses and other current assets	3.8	9.7
Other assets	-	1.1
Accounts payable	(90.7)	(24.2)
Income taxes payable	23.5	30.2
Accrued expenses and other current liabilities	(18.0)	(8.0)
Other liabilities	(3.4)	0.2

Total adjustments	(232.2)	17.6

Net cash (used in) provided by operating activities	(184.4)	43.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of Polo Jeans Company business	-	350.6
Capital expenditures	(30.0)	(29.4)
Proceeds from sales of property, plant and equipment	0.1	-

Net cash (used in) provided by investing activities	(29.9)	321.2

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under credit facilities	203.0	(129.5)
Redemption of Barneys 9% Senior Secured Notes	(3.7)	-
Principal payments on capital leases	(0.9)	(1.2)
Purchases of treasury stock	-	(125.1)
Dividends paid	(15.2)	(13.6)
Proceeds from exercise of employee stock options	5.9	8.8
Excess tax benefits from share-based payment arrangements	0.6	1.2

Net cash provided by (used in) financing activities	189.7	(259.4)

EFFECT OF EXCHANGE RATES ON CASH	0.2	0.1

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(24.4)	105.3
CASH AND CASH EQUIVALENTS, BEGINNING	71.5	34.9

CASH AND CASH EQUIVALENTS, ENDING	$ 47.1	$ 140.2

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

        In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to conform prior year data with the current presentation. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 2007.

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

        These matters were resolved by settlement dated January 22, 2006, which closed on February 3, 2006. In connection with this settlement, we entered into a Stock Purchase Agreement with Polo and certain of its subsidiaries with respect to the sale to Polo of all outstanding stock of Sun. We received gross proceeds of $355.0 million in connection with the sale and the settlement. Sun's assets and liabilities on the closing date primarily related to the Polo Jeans Company business, which Sun operated under long-term license and design agreements entered into with Polo in 1995. We retained distribution and product development facilities in El Paso, Texas, along with certain working capital items, including accounts receivable and accounts payable. In addition, as part of the agreements, we provided certain support services to Polo (including manufacturing, distribution and information technology) until January 2007 and certain financial and administrative functions until March 2007.

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

        Long-lived assets included in the sale include $2.0 million of net property, plant and equipment and $5.5 million of unamortized long-term prepaid marketing expenses. Net sales for the Polo Jeans Company business, which are reported under the wholesale better apparel segment, were $23.3 million for the fiscal quarter ended April 1, 2006.

STOCK-BASED EMPLOYEE COMPENSATION

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

ACCOUNTS RECEIVABLE

        Accounts receivable consist of the following:

(In millions)	April 7, 2007	April 1, 2006	December 31, 2006
Trade accounts receivable	$ 574.6	$ 563.1	$ 398.8
Credit card receivable	42.2	36.7	49.1
Allowances for doubtful accounts, returns, discounts and co-op advertising	(46.5)	(44.1)	(36.3)

	$ 570.3	$ 555.7	$ 411.6

INVENTORIES

        Inventories are summarized as follows (in millions):

	April 7, 2007	April 1, 2006	December 31, 2006
Raw materials	$ 8.6	$ 16.0	$ 10.4
Work in process	10.0	15.6	10.1
Finished goods	641.9	558.4	615.8

	$ 660.5	$ 590.0	$ 636.3

EARNINGS PER SHARE

        The computation of basic and diluted earnings per share is as follows:

	Fiscal Quarter Ended
(In millions except per share amounts)	April 7, 2007	April 1, 2006

Basic
Net income	$ 47.8	$ 25.8
Weighted average common shares outstanding	106.8	113.3

Basic earnings per share	$ 0.45	$ 0.23

Diluted
Net income	$ 47.8	$ 25.8

Weighted average common shares outstanding	106.8	113.3
Effect of dilutive securities:
Employee stock options and restricted stock	2.3	2.2

Weighted average common shares and share equivalents outstanding	109.1	115.5

Diluted earnings per share	$ 0.44	$ 0.22

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

        In connection with the denim restructuring, we recorded $11.4 million of net pre-tax costs (of which $12.1 million was recorded in 2005 and $0.7 million was reversed in 2006 (of which $0.5 million was recorded during the fiscal quarter ended April 1, 2006), which includes $5.1 million of one-time termination benefits, $3.2 million of losses on the sale of property, plant and equipment, $2.2 million of contract termination costs and $0.9 million of legal and other associated costs. Of these amounts, $10.1 million were reported as cost of sales and $1.3 million were reported as a selling, general and administrative expense in the wholesale moderate apparel segment. The restructuring was substantially completed during the fiscal quarter ended April 1, 2006.

        On May 30, 2006, we announced the closing of our Stein Mart leased shoe departments, effective January 2007. In connection with the closing, we incurred $1.1 million of one-time termination benefits and associated employee costs for 468 employees, which was reported as a selling, general and administrative expense in the retail segment.

        On September 12, 2006, we announced the closing of certain El Paso, Texas and Mexican operations related to the decision by Polo to discontinue the Polo Jeans Company product line (the "manufacturing restructuring"), which we produced for Polo subsequent to the sale of the Polo Jeans Company business to Polo in February 2006. In connection with the El Paso closing, we expect to incur $4.8 million of one-time termination benefits and associated employee costs for an estimated 155 employees and $0.6 million of other costs. Of this amount, $2.8 million has been reported as a selling, general and administrative expense and $2.3 million has been reported as a cost of sales in the wholesale moderate apparel segment (of which $0.5 million was recorded in each category during the fiscal quarter ended April 7, 2007), and the remaining $0.3 million will be accrued on a straight-line basis over the remaining period each employee is required to render service to receive the benefit. In connection with the Mexican closing, we expect to incur $3.0 million of one-time termination benefits and associated employee costs for an estimated 1,737 employees and $0.2 million of other costs. Of this amount, $3.0 million has been reported as cost of sales in the wholesale moderate apparel segment (of which $0.2 million was recorded during the fiscal quarter ended April 7, 2007), and the remaining $0.2 million will be recorded during the fiscal quarter ending July 7, 2007. In addition, we determined the estimated fair value of the property, plant and equipment employed in Mexico was less than its carrying value. As a result, we recorded an impairment loss of $8.5 million, which is also reported as cost of sales in the wholesale moderate apparel segment, with the estimated fair value of $5.2 million reclassified as assets held for sale and reported as part of prepaid expenses and other current assets. The closings were substantially completed by the end of March 2007.

        The accrual of restructuring costs and liabilities, of which $3.7 million is included in accrued expenses and other current liabilities and $1.2 million is included in other noncurrent liabilities, is as follows:

(In millions)	Severance and other employee costs	Closing and consolidation of facilities	Denim restructuring	Manufacturing restructuring	Total
Balance, January 1, 2006	$ 3.4	$ 2.1	$ 2.5	$ -	$ 8.0
Reversals	-	-	(0.5)	-	(0.5)
Payments and reductions	(2.6)	(0.2)	(1.7)	-	(4.5)

Balance, April 1, 2006	$ 0.8	$ 1.9	$ 0.3	$ -	$ 3.0

Balance, January 1, 2007	$ 1.4	$ 1.6	$ -	$ 3.4	$ 6.4
Net additions (reversals)	(0.1)	-	-	1.2	1.1
Payments and reductions	(1.2)	(0.1)	-	(1.3)	(2.6)

Balance, April 7, 2007	$ 0.1	$ 1.5	$ -	$ 3.3	$ 4.9

        Estimated severance payments and other employee costs of $0.1 million accrued at April 7, 2007 relate to the remaining estimated severance for one employee. During the fiscal quarter ended April 7, 2007, we reversed $0.1 million of the severance accrual related to the Stein Mart shoe department closings as a reduction of selling, general and administrative expenses in the retail segment.

        During the fiscal quarters ended April 7, 2007 and April 1, 2006, $1.2 million and $2.6 million, respectively, of the reserve was utilized (relating to partial or full severance and related costs for 472 and 91 employees, respectively). Employee groups affected (totaling an estimated 818 employees) included administrative, warehouse and management personnel at locations closed.

        The $1.5 million accrued at April 7, 2007 for the consolidation of facilities relates to expected costs to be incurred, including lease obligations, for closing certain acquired facilities in connection with consolidating their operations into our other existing facilities.

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

        The details of the manufacturing restructuring accruals are as follows:

(In millions)	One-time termination benefits	Other associated costs	Total denim restructuring
Balance, January 1, 2007	$ 2.8	$ 0.6	$ 3.4
Additions	1.0	0.2	1.2
Payments and reductions	(1.0)	(0.3)	(1.3)

Balance, April 7, 2007	$ 2.8	$ 0.5	$ 3.3

        The $3.3 million accrued at April 7, 2007 represents $2.8 million of one-time termination benefits for an estimated 49 employees and $0.5 million of legal fees and related costs. During 2007, $1.0 million of the termination benefits reserve was utilized (relating to partial or full severance for 86 employees).

        Our plans have not been finalized in all areas, and additional restructuring costs may result as we continue to evaluate and assess the impact of duplicate responsibilities, warehouses and office locations. We do not expect any final adjustments to be material. Any additional costs will be charged to operations in the period in which they occur.

STATEMENT OF CASH FLOWS

Fiscal Quarter Ended: (In millions)	April 7, 2007	April 1, 2006
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$ 5.4	$ 3.1
Net income tax (refunds) payments	(0.7)	5.5

Supplemental disclosures of non-cash investing and financing activities:
Equipment acquired through capital lease financing	0.1	3.6
Restricted stock issued to employees	22.1	15.7

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

        We are exposed to market risk related to changes in foreign currency exchange rates. We have assets and liabilities denominated in certain foreign currencies and purchase products from foreign suppliers who require payment in funds other than the U.S. Dollar. At April 7, 2007, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total of US $14.0 million through December 2007, US $41.5 million for Euros through April 2008 and US $1.8 million for British Pounds through March 2008.

        We recorded amortization of net gains resulting from the termination of interest rate swaps and locks of $1.2 million during the fiscal quarter ended April 1, 2006 as a reduction of interest expense. We reclassified $0.6 million of net gains and $0.2 million of net losses from foreign currency exchange contracts to cost of sales during the fiscal quarters ended April 7, 2007 and April 1, 2006, respectively. There has been no material ineffectiveness related to our foreign currency exchange contracts as the instruments are designed to be highly effective in offsetting losses and gains on transactions being hedged. If foreign currency exchange rates do not change from their April 7, 2007 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months also will not be material. The actual amounts that will be reclassified to earnings over the next 12 months could vary, however, as a result of changes in market conditions.

PENSION PLANS

Components of Net Periodic Benefit Cost

	Fiscal Quarter Ended
(In millions)	April 7, 2007	April 1, 2006
Interest cost	$ 0.6	$ 0.5
Expected return on plan assets	(0.5)	(0.5)
Amortization of net loss	0.4	0.3

Net periodic benefit cost	$ 0.5	$ 0.3

SEGMENT INFORMATION

        We identify operating segments based on, among other things, the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operations are comprised of four reportable segments: wholesale better apparel, wholesale moderate apparel, wholesale footwear and accessories, and retail. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores, the retail segment includes operations by our own stores, and income and expenses related to trademarks, licenses and general corporate functions are reported under "licensing, other and eliminations." We define segment profit as operating income before net interest expense, equity in earnings of unconsolidated affiliates and income taxes. Summarized below are our revenues and income by reportable segment for the fiscal quarters ended April 7, 2007 and April 1, 2006.

(In millions)	Wholesale Better Apparel	Wholesale Moderate Apparel	Wholesale Footwear & Accessories	Retail	Licensing, Other & Eliminations	Consolidated
For the fiscal quarter ended April 7, 2007
Revenues from external customers	$ 339.9	$ 305.0	$ 249.2	$ 341.5	$ 12.6	$ 1,248.2
Intersegment revenues	43.1	3.0	17.1	-	(63.2)	-

Total revenues	383.0	308.0	266.3	341.5	(50.6)	1,248.2

Segment income (loss)	$ 61.6	$ 24.1	$ 33.1	$ (8.0)	$ (18.2)	92.6

Net interest expense						(16.3)
Equity in earnings of unconsolidated affiliates						0.6

Income before provision for income taxes						$ 76.9

For the fiscal quarter ended April 1, 2006
Revenues from external customers	$ 337.7	$ 332.1	$ 227.9	$ 305.2	$ 12.4	$ 1,215.3
Intersegment revenues	37.8	1.3	12.1	-	(51.2)	-

Total revenues	375.5	333.4	240.0	305.2	(38.8)	1,215.3

Segment income	$ 66.7	$ 40.4	$ 30.3	$ 4.6	$ (11.3)	130.7

Loss on sale of Polo Jeans Company business						(45.1)
Net interest expense						(15.3)
Equity in earnings of unconsolidated affiliates						0.9

Income before provision for income taxes						$ 71.2

NEW ACCOUNTING STANDARDS

        In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        We adopted FIN 48 on January 1, 2007. On that date, we had no uncertain tax positions. We recognize interest and penalties, if any, as part of our provision for income taxes in our Consolidated Statements of Operations. We file a consolidated U.S. federal income tax return as well as unitary and combined income tax returns in several state jurisdictions, of which California is the most significant. Our subsidiaries also file separate company income tax returns in multiple states, of which New York is the most significant. The Internal Revenue Service has completed examinations of our federal returns for taxable years prior to 2005. We are currently being examined by the state of California for the 2001 and 2002 taxable years. The state of New York has completed separate company income tax return examinations for the taxable years prior to 2003.

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

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115," which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on our results of operations or our financial position.

SUPPLEMENTAL SUMMARIZED FINANCIAL INFORMATION

        Certain of our subsidiaries function as co-issuers (fully and unconditionally guaranteed on a joint and several basis) of the outstanding debt of Jones Apparel Group, Inc. ("Jones"), including Jones Apparel Group USA, Inc. ("Jones USA"), Jones Apparel Group Holdings, Inc. ("Jones Holdings"), Nine West Footwear Corporation ("Nine West") and Jones Retail Corporation ("Jones Retail")(collectively, including Jones, the "Issuers").

        The following condensed consolidating balance sheets, statements of income and statements of cash flows for the Issuers and our other subsidiaries have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Separate financial statements and other disclosures concerning Jones are not presented as Jones has no independent operations or assets. There are no contractual restrictions on distributions from Jones USA, Jones Holdings, Nine West or Jones Retail to Jones. On January 1, 2007, Kasper and Jones USA merged. As a result, the condensed consolidating balance sheets, statements of income and statements of cash flows for prior periods have been restated for comparison purposes.

Condensed Consolidating Balance Sheets
(In millions)

	April 7, 2007				December 31, 2006
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 12.2	$ 34.9	$ -	$ 47.1	$ 35.1	$ 36.4	$ -	$ 71.5
Accounts receivable - net	296.7	273.6	-	570.3	194.6	217.0	-	411.6
Inventories	348.3	312.7	(0.5)	660.5	359.9	277.3	(0.9)	636.3
Prepaid and refundable income taxes	0.8	6.5	(7.3)	-	0.5	6.7	(7.2)	-
Deferred taxes	28.9	32.2	(0.3)	60.8	28.4	41.8	(0.2)	70.0
Prepaid expenses and other current assets	47.1	45.5	-	92.6	39.9	49.3	-	89.2

TOTAL CURRENT ASSETS	734.0	705.4	(8.1)	1,431.3	658.4	628.5	(8.3)	1,278.6

Property, plant and equipment - net	148.8	237.2	-	386.0	157.7	227.1	-	384.8
Due from affiliates	68.3	705.2	(773.5)	-	51.8	755.6	(807.4)	-
Goodwill	1,479.1	419.7	(599.5)	1,299.3	1,479.1	419.7	(599.5)	1,299.3
Other intangibles - net	160.6	609.9	-	770.5	160.6	611.0	-	771.6
Investments in subsidiaries	2,141.4	-	(2,141.4)	-	2,091.4	-	(2,091.4)	-
Other assets	32.1	23.4	(2.4)	53.1	32.9	21.8	(2.0)	52.7

	$ 4,764.3	$ 2,700.8	$ (3,524.9)	$ 3,940.2	$ 4,631.9	$ 2,663.7	$ (3,508.6)	$ 3,787.0

Condensed Consolidating Balance Sheets (continued)
(In millions)

	April 7, 2007				December 31, 2006
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$ 303.0	$ -	$ -	$ 303.0	$ 100.0	$ -	$ -	$ 100.0
Current portion of long-term debt and capital lease obligations	0.7	2.7	-	3.4	1.5	2.6	-	4.1
Accounts payable	115.3	109.6	-	224.9	189.0	126.5	-	315.5
Income taxes payable	41.7	28.3	(33.8)	36.2	18.4	24.8	(30.5)	12.7
Deferred taxes	-	0.3	(0.3)	-	-	0.2	(0.2)	-
Accrued expenses and other current liabilities	96.6	68.0	-	164.6	101.2	81.9	-	183.1

TOTAL CURRENT LIABILITIES	557.3	208.9	(34.1)	732.1	410.1	236.0	(30.7)	615.4

NONCURRENT LIABILITIES:
Long-term debt	749.3	-	-	749.3	749.3	3.5	-	752.8
Obligations under capital leases	4.8	24.1	-	28.9	11.1	24.7	-	35.8
Deferred taxes	6.5	18.9	12.4	37.8	9.8	21.2	11.4	42.4
Due to affiliates	705.2	68.3	(773.5)	-	755.6	51.8	(807.4)	-
Other	54.0	80.6	-	134.6	52.6	76.4	-	129.0

TOTAL NONCURRENT LIABILITIES	1,519.8	191.9	(761.1)	950.6	1,578.4	177.6	(796.0)	960.0

TOTAL LIABILITIES	2,077.1	400.8	(795.2)	1,682.7	1,988.5	413.6	(826.7)	1,575.4

STOCKHOLDERS' EQUITY:
Common stock and additional paid-in capital	1,334.6	1,979.7	(1,979.7)	1,334.6	1,321.5	1,979.9	(1,979.9)	1,321.5
Retained earnings	2,688.7	317.1	(746.8)	2,259.0	2,658.2	267.4	(699.2)	2,226.4
Accumulated other comprehensive (loss) income	(5.7)	3.2	(3.2)	(5.7)	(5.9)	2.8	(2.8)	(5.9)
Treasury stock	(1,330.4)	-	-	(1,330.4)	(1,330.4)	-	-	(1,330.4)

TOTAL STOCKHOLDERS' EQUITY	2,687.2	2,300.0	(2,729.7)	2,257.5	2,643.4	2,250.1	(2,681.9)	2,211.6

	$ 4,764.3	$ 2,700.8	$ (3,524.9)	$ 3,940.2	$ 4,631.9	$ 2,663.7	$ (3,508.6)	$ 3,787.0

Condensed Consolidating Statements of Operations
(In millions)

	Fiscal Quarter Ended April 7, 2007				Fiscal Quarter Ended April 1, 2006
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
Net sales	$ 723.5	$ 515.0	$ (4.4)	$ 1,234.1	$ 674.6	$ 530.1	$ (4.5)	$ 1,200.2
Licensing income (net)	-	12.3	-	12.3	-	11.9	-	11.9
Service and other revenue	0.2	1.6	-	1.8	-	3.2	-	3.2

Total revenues	723.7	528.9	(4.4)	1,248.2	674.6	545.2	(4.5)	1,215.3
Cost of goods sold	467.3	343.0	(4.5)	805.8	408.0	356.8	0.2	765.0

Gross profit	256.4	185.9	0.1	442.4	266.6	188.4	(4.7)	450.3
Selling, general and administrative expenses	240.3	112.9	(3.4)	349.8	216.1	106.6	(3.1)	319.6
Loss on sale of Polo Jeans Company business	-	-	-	-	22.8	22.3	-	45.1

Operating income	16.1	73.0	3.5	92.6	27.7	59.5	(1.6)	85.6
Net interest (expense) income and financing costs	(19.5)	3.2	-	(16.3)	(17.7)	2.4	-	(15.3)
Equity in earnings of unconsolidated affiliates	0.1	0.9	(0.4)	0.6	0.2	1.1	(0.4)	0.9

(Loss) income before provision for income taxes and equity in earnings of subsidiaries	(3.3)	77.1	3.1	76.9	10.2	63.0	(2.0)	71.2
Provision for income taxes	3.1	27.4	(1.4)	29.1	17.5	30.6	(0.8)	47.3
Equity in earnings of subsidiaries	52.2	-	(52.2)	-	58.8	-	(58.8)	-

Income before cumulative effect of change in accounting principle	45.8	49.7	(47.7)	47.8	51.5	32.4	(60.0)	23.9
Cumulative effect of change in accounting for share-based payments, net of tax	-	-	-	-	1.9	-	-	1.9

Net income	$ 45.8	$ 49.7	$ (47.7)	$ 47.8	$ 53.4	$ 32.4	$ (60.0)	$ 25.8

Condensed Consolidating Statements of Cash Flows
(In millions)

	Fiscal Quarter Ended April 7, 2007				Fiscal Quarter Ended April 1, 2006
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
Net cash (used in) provided by operating activities	$ (205.0)	$ 20.6	$ -	$ (184.4)	$ 24.5	$ 18.9	$ -	$ 43.4

Cash flows from investing activities:
Net proceeds from sale of Polo Jeans Company business	-	-	-	-	344.1	6.5	-	350.6
Capital expenditures	(11.9)	(18.1)	-	(30.0)	(9.5)	(19.9)	-	(29.4)
Proceeds from sales of plant, property and equipment	-	0.1	-	0.1	-	-	-	-

Net cash (used in) provided by investing activities	(11.9)	(18.0)	-	(29.9)	334.6	(13.4)	-	321.2

Cash flows from financing activities:
Net borrowings (repayments) under credit facilities	203.0	-	-	203.0	(129.5)	-	-	(129.5)
Redemption of Barneys 9% Senior Secured Notes	-	(3.7)	-	(3.7)	-	-	-	-
Principal payments on capital leases	(0.3)	(0.6)	-	(0.9)	(0.6)	(0.6)	-	(1.2)
Purchases of treasury stock	-	-	-	-	(125.1)	-	-	(125.1)
Dividends paid	(15.2)	-	-	(15.2)	(13.6)	-	-	(13.6)
Proceeds from exercise of employee stock options	5.9	-	-	5.9	8.8	-	-	8.8
Excess tax benefits from share-based payment arrangements	0.6	-	-	0.6	1.2	-	-	1.2

Net cash provided by (used in) financing activities	194.0	(4.3)	-	189.7	(258.8)	(0.6)	-	(259.4)

Effect of exchange rates on cash	-	0.2	-	0.2	-	0.1	-	0.1

Net (decrease) increase in cash and cash equivalents	(22.9)	(1.5)	-	(24.4)	100.3	5.0	-	105.3
Cash and cash equivalents, beginning	35.1	36.4	-	71.5	21.1	13.8	-	34.9

Cash and cash equivalents, ending	$ 12.2	$ 34.9	$ -	$ 47.1	$ 121.4	$ 18.8	$ -	$ 140.2

SUBSEQUENT EVENT

        On May 1, 2007, we made the strategic decision to exit or sell some of our moderate product lines by year end 2007 as a result of the continued trend of our moderate customers towards differentiated product offerings. Projected revenues for these product lines are approximately $300 million for 2007, with estimated combined operating margins in the low single digits. We believe that exiting or selling these product lines will strengthen our future operating results and allow us to focus primarily on growth opportunities in our remaining wholesale product lines, which have strong fundamentals and operate at substantially higher margins. This decision will not impact in any way our denim and junior division labels such as Gloria Vanderbilt, l.e.i., Energie, GLO, Jeanstar, Grane and others, which are also reported in the wholesale moderate apparel segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion provides information and analysis of our results of operations for the 14 weeks ended April 7, 2007 (hereinafter referred to as the "first fiscal quarter of 2007") and the 13 weeks ended April 1, 2006 (hereinafter referred to as the "first fiscal quarter of 2006"), and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

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

        Our continued strategic operational reviews and efforts to improve profitability and the continued trend of our moderate customers towards differentiated product offerings has led us to make the strategic decision to exit or sell some of our moderate product lines by year end 2007. Projected revenues for these product lines are approximately $300 million for 2007, with estimated combined operating margins in the low single digits. We believe that exiting or selling these product lines will strengthen our future operating results and allow us to focus primarily on growth opportunities in our remaining wholesale product lines, which have strong fundamentals and operate at substantially higher margins. This decision will not impact in any way our denim and junior division labels such as Gloria Vanderbilt, l.e.i., Energie, GLO, Jeanstar, Grane and others, which are also reported in the wholesale moderate apparel segment.

Sale of Polo Jeans Company Business

        On January 22, 2006, we entered into a Stock Purchase Agreement with Polo and certain of its subsidiaries with respect to the sale to Polo of all outstanding stock of Sun. We also entered into a settlement and release agreement with Polo to settle the pending litigation between the respective parties, including our former President, upon closing. Gross proceeds of the transactions, which closed on February 3, 2006, were $355.0 million. Sun's assets and liabilities on the closing date primarily related to the Polo Jeans Company business, which Sun operated under long-term license and design agreements entered into with Polo in 1995. We retained distribution and product development facilities in El Paso, Texas, along with certain working capital items, including accounts receivable and accounts payable. In addition, we provided certain support services to Polo (including manufacturing, distribution and information technology) until January 2007 and certain financial and administrative functions until March 2007.

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

        Long-lived assets included in the sale include $2.0 million of net property, plant and equipment and $5.5 million of unamortized long-term prepaid marketing expenses. Net sales for the Polo Jeans Company business, which are reported under the wholesale better apparel segment, were $23.3 million for the fiscal quarter ended April 1, 2006.

Strategic Review of Operations

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
  We have selected SAP Apparel and Footwear Solution as our enterprise resource planning system, which is being implemented company-wide utilizing one universal platform.
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

        We estimate that the implementation and execution of the initiatives underway will be substantially completed by the end of 2007. We are targeting annual savings of approximately $100 million once all the initiatives have been implemented. The costs associated with the review and the ultimate capital expenditures and execution expenses (including severance and fees) related to the initiatives that are derived are expected to fall in a range of $115 million to $120 million. As of April 7, 2007, we have spent a total of $84.7 million.

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

RESULTS OF OPERATIONS

Statements of Operations Stated in Dollars and as a Percentage of Total Revenues
(In millions)	Fiscal Quarter Ended
	April 7, 2007		April 1, 2006
Net sales	$ 1,234.1	98.9%	$ 1,200.2	98.8%
Licensing income (net)	12.3	1.0%	11.9	1.0%
Service and other revenue	1.8	0.1%	3.2	0.3%

Total revenues	1,248.2	100.0%	1,215.3	100.0%
Cost of goods sold	805.8	64.6%	765.0	62.9%

Gross profit	442.4	35.4%	450.3	37.1%
Selling, general and administrative expenses	349.8	28.0%	319.6	26.3%
Loss on sale of Polo Jeans Company business	-	-	45.1	3.7%

Operating income	92.6	7.4%	85.6	7.0%
Net interest expense	16.3	1.3%	15.3	1.3%
Equity in earnings of unconsolidated affiliates	0.6	0.0%	0.9	0.1%

Income before provision for income taxes	76.9	6.2%	71.2	5.9%
Provision for income taxes	29.1	2.3%	47.3	3.9%

Income before cumulative effect of change in accounting principle	47.8	3.8%	23.9	2.0%
Cumulative effect of change in accounting for share-based payments, net of tax	-	-	1.9	0.2%

Net income	$ 47.8	3.8%	$ 25.8	2.1%

Percentage totals may not add due to rounding.

Fiscal Quarter Ended April 7, 2007 Compared to Fiscal Quarter Ended April 1, 2006

        Revenues. Total revenues for the first fiscal quarter of 2007 were $1.25 billion compared to $1.22 billion for the first fiscal quarter of 2006, an increase of 2.7%.

        Revenues by segment were as follows:

(In millions)	First Fiscal Quarter of 2007	First Fiscal Quarter of 2006	Increase/ (Decrease)	Percent Change
Wholesale better apparel	$ 339.9	$ 337.7	$2.2	0.7%
Wholesale moderate apparel	305.0	332.1	(27.1)	(8.2%)
Wholesale footwear and accessories	249.2	227.9	21.3	9.3%
Retail	341.5	305.2	36.3	11.9%
Other	12.6	12.4	0.2	1.6%

Total revenues	$ 1,248.2	$ 1,215.3	$ 32.9	2.7%

        Wholesale better apparel revenues increased primarily due to increased shipments of our Jones New York Signature and Nine West product lines, offset by the effects of the sale of the Polo Jeans Company business, which contributed $23.3 million in net sales in the prior period.

        Wholesale moderate apparel revenues decreased primarily due to the discontinuance of our Joneswear Jeans and private label W product lines in J.C. Penney Company, Inc. locations and our c.l.o.t.h.e.s., Latina and A|Line product lines in Sears Holding Corporation locations, decreased shipments of our Norton McNaughton and Nine and Company product lines (which are primarily sold to Kohl's Corporation and Mervyns LLC) and decreased shipments of our Bandolino and Pappagallo product lines (as a result of the merger of Federated Department Stores, Inc. and May Department Stores Company). These decreases were partially offset by the introduction of our A|Line and Jones & Co. product lines into Stein Mart, Inc. locations and our Joneswear Studio product line into J.C. Penney Company, Inc. locations as well as increased shipments of our Energie product line.

        Wholesale footwear and accessories revenues increased primarily due to increased shipments of our Anne Klein footwear product line as well as small increases in shipments of our Easy Spirit and Mootsies Tootsies footwear product lines and our various handbag product lines.

        Retail revenues increased due to new Barneys store openings, growth in comparable store sales and approximately $28.6 million in net sales for the extra week during the current period. Comparable store sales (comparable stores are stores that have been open for a full year, are not scheduled to close in the current period and are not scheduled for an expansion or downsize by more than 25% or relocation to a different street or mall) increased 2.4% over the prior period as strength in our Barneys stores offset weakness in our footwear outlet stores. We began the first fiscal quarter of 2007 with 1,132 retail locations and had a net decrease of 102 locations (primarily leased Stein Mart locations) during the quarter to end the quarter with 1,030 locations.

        Revenues for the first fiscal quarters of 2007 and 2006 also include $1.6 million and $3.2 million, respectively, of service fees charged to Polo under a short-term transition service agreement entered into with Polo at the time of the sale of the Polo Jeans Company business. These revenues are based on contractual monthly and per-unit fees as set forth in the agreement. Of this amount, $1.1 million was recorded in the wholesale better apparel segment, $0.2 million was recorded in the wholesale moderate apparel segment and $0.3 million was recorded in the licensing and other segment during the first fiscal quarter of 2007 and $2.1 million was recorded in the wholesale better apparel segment, $0.6 million was recorded in the wholesale moderate apparel segment and $0.5 million was recorded in the licensing and other segment during the first fiscal quarter of 2006.

        Gross Profit. The gross profit margin decreased to 35.4% in the first fiscal quarter of 2007 compared to 37.1% in the first fiscal quarter of 2006.

        Wholesale better apparel gross profit margins were 36.8% and 39.4% for the first fiscal quarters of 2007 and 2006, respectively. The decrease was due to higher levels of sales to off-price retailers, higher production costs and higher levels of shipments of lower-margin specialty market products to wholesale clubs.

        Wholesale moderate apparel gross profit margins were 23.7% and 24.9% for the first fiscal quarters of 2007 and 2006, respectively. Margins were negatively impacted in the current period by higher levels of sales to off-price retailers and higher levels of markdowns and air shipments compared to the prior period.

        Wholesale footwear and accessories gross profit margins were 29.3% and 30.9% for the first fiscal quarters of 2007 and 2006, respectively. The decrease was a result of increased sales in our lower-margin Anne Klein footwear product line and higher levels of promotional activity in the current period.

        Retail gross profit margins were 46.4% and 48.2% for the first fiscal quarters of 2007 and 2006, respectively. The decrease was primarily the result of a higher level of promotional activity in our footwear and accessories stores in the current period as well as the liquidation of excess inventories, including the effects of the closing of all our Stein Mart retail locations.

        Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses were $349.8 million in the first fiscal quarter of 2007 and $319.6 million for the first fiscal quarter of 2006. SG&A expenses in our retail segment increased by $23.9 million, primarily as a result of new store openings and employee compensation due to the extra week in the current period. SG&A expenses in our other segments increased primarily due to $3.0 million related to the launch of new product lines, higher levels of stock-based compensation and higher levels of employee compensation due to the extra week in the current period.

        Operating Income. The resulting operating income for the first fiscal quarter of 2007 was $92.6 million compared to $85.6 million for the first fiscal quarter of 2006, due to the factors described above.

        Net Interest Expense. Net interest expense was $16.3 million in the first fiscal quarter of 2007 compared to $15.3 million in the first fiscal quarter of 2006. The increase was primarily the result of higher average borrowings during the first fiscal quarter of 2007.

        Provision for Income Taxes. The effective income tax rate was 37.8% for the first fiscal quarter of 2007 and 65.2% for the first fiscal quarter of 2006. The difference was primarily driven by the net tax effects associated with the sale of the Polo Jeans Company business and the litigation settlement in the prior period. Without the effects of the Polo Jeans Company sale and litigation settlement, the effective tax rate for the first fiscal quarter of 2006 was 37.5%, with the increase in the current period due primarily to a higher estimated state effective tax rate.

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

        Net Income and Earnings Per Share. Net income was $47.8 million in the first fiscal quarter of 2007 compared to $25.8 million in the first fiscal quarter of 2006. Diluted earnings per share for the first fiscal quarter of 2007 was $0.44 compared to $0.22 for the first fiscal quarter of 2006, on 5.5% fewer shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal capital requirements have been to fund acquisitions, pay dividends, working capital needs, capital expenditures and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations and expansion. As of April 7, 2006, total cash and cash equivalents were $47.1 million, a decrease of $24.4 million from the $71.5 million reported as of December 31, 2006.

        Operating activities used $184.4 million and provided $43.4 million in the first fiscal quarters of 2007 and 2006, respectively. The higher increase in accounts receivable in the current period is primarily the result of the timing of shipments during the current quarter and a reduction in the prior period accounts receivable balance in the wholesale better apparel segment due to the sale of the Polo Jeans Company business. Inventory in the current period increased compared to a decrease in the prior period as a result of current inventory balances needed to support anticipated increased wholesale sales orders in future periods. Accounts payable had a larger decrease in the current period compared to the prior period primarily as a result of both the timing of payments for inventory purchases and rent payments for our retail locations.

        Investing activities used $29.9 million and provided $321.2 million in the first fiscal quarters of 2007 and 2006, respectively. The difference was primarily due to cash received from the sale of the Polo Jeans Company business in the prior period.

        Financing activities provided $189.7 million in the first fiscal quarter of 2007. Borrowings under our Senior Credit Facilities were primarily used for working capital needs and to pay dividends to our common shareholders. On April 2, 2007, we redeemed all of our outstanding Barneys 9% Senior Secured Notes Due 2008 at par for a total payment of $3.7 million.

        Financing activities used $259.4 million in the first fiscal quarter of 2006, primarily to repay amounts outstanding under our Senior Credit Facilities, to repurchase our common stock and to pay dividends to our common shareholders.

        We repurchased $125.1 million of our common stock on the open market during the first fiscal quarter of 2006 and we repurchased no common stock during the first fiscal quarter of 2007. As of April 7, 2007, a total of $1.4 billion had been expended under announced programs to acquire up to $1.7 billion of such shares. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition. Proceeds from the issuance of common stock to our employees exercising stock options amounted to $5.9 million and $8.8 million in the first fiscal quarters of 2007 and 2006, respectively.

        At April 7, 2007, we had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.75 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for a $1.0 billion five-year revolving credit facility that expires in June 2009 and a $750.0 million five-year revolving credit facility that expires in June 2010. At April 7, 2007, $551.1 million was outstanding under the credit facility that expires in June 2009 (comprised of $303.0 million in cash borrowings and $248.1 million in outstanding letters of credit) and no amounts were outstanding under the credit facility that expires in June 2010. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require us to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on our ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers and pay dividends.

        At April 7, 2007, we also had a C$10.0 million unsecured line of credit in Canada, under which C$0.2 million of letters of credit were outstanding.

        On May 2, 2007, we announced that the Board of Directors had declared a quarterly cash dividend of $0.14 per share to all common stockholders of record as of May 18, 2007 for payment on June 1, 2007.

        We also have a joint venture with Sutton Developments Pty. Ltd. ("Sutton") to operate retail locations in Australia. We have unconditionally guaranteed up to $7.0 million of borrowings under the joint venture's uncommitted credit facility and up to $0.4 million of presettlement risk associated with foreign exchange transactions. Sutton is required to reimburse us for 50% of any payments made under these guarantees. At April 1, 2006, the outstanding balance subject to these guarantees was approximately $0.8 million.

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

        The primary interest rate exposures on floating rate financing arrangements are with respect to United States and Canadian short-term interest rates. We had approximately $1.75 billion in variable rate credit facilities at April 7, 2007.

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

        We are in the process of implementing SAP, an enterprise resource planning ("ERP") system, throughout Jones Apparel Group, Inc. and our consolidated subsidiaries. SAP will integrate our operational and financial systems and expand the functionality of our financial reporting processes. This process began in late 2006, when we converted our Gloria Vanderbilt, Norton McNaughton and Miss Erika businesses to this system. During the first fiscal quarter of 2007, we have not completed any further conversions in this process. We expect to roll out the implementation of this system to all locations over a multi-year period. As the phased roll out occurs, we will experience changes in internal control over financial reporting each quarter. We expect this ERP system to further advance our control environment by automating manual processes, improving management visibility and standardizing processes as its full capabilities are utilized.

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

JONES APPAREL GROUP, INC.
(Registrant)

Date: May 4, 2007	By /s/ Peter Boneparth PETER BONEPARTH Chief Executive Officer By /s/ Wesley R. Card WESLEY R. CARD Chief Operating and Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32[o]	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________
* Filed herewith.
o Furnished herewith.