Form 10-K/A
period 2006-12-31
JONES APPAREL GROUP INC
filed 2007-08-07
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

        This Amendment No. 2 on Form 10-K/A (this "Amendment") amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on February 26, 2007 (the "Original Filing"), and Amendment No. 1 thereto, filed on April 27, 2007 ("Amendment No. 1"). In response to comments received from a review of the Original Filing and Amendment No. 1 by the Staff of the Securities and Exchange Commission (the "SEC"), we are filing this second amended Annual Report on Form 10-K/A to:

  provide additional disclosure in Management's Discussion and Analysis of Financial Condition and Results of Operations;
  add a separate line item in the Consolidated Statements of Cash Flows to identify an expense previously included elsewhere in that Statement;
  provide additional disclosure and to clarify disclosure in the notes to the consolidated financial statements;
  clarify disclosure in Controls and Procedures;
  remove officer titles from the first line of the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; and
  revise a column heading in Schedule II.

List of Items Amended

        Items 7, 8 and 9A listed above are amended by deleting the Item in its entirety and replacing it with the corresponding Item filed with this Form 10-K/A No. 2. Item 15 listed above is amended by deleting Schedule II in its entirety and replacing it with Schedule II filed with this Form 10-K/A No. 2. In addition, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been amended as indicated above, and those certifications, together with the certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, have been re-executed and filed as of the date of this Form 10-K/A No. 2.

        Except for the amendments described above, this 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing, as amended by Amendment No. 1. For the convenience of the reader, this Form 10-K/A also includes the remainder of the Original Filing, as amended by Amendment No. 1, in its entirety.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

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

2006 Compared with 2005

        Revenues. Total revenues for 2006 were $4.74 billion compared with $5.07 billion for 2005, a decrease of 6.5%.

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

        Wholesale better apparel revenues decreased primarily due to the sale of the Polo Jeans Company business ($278.9 million of the decrease) and the discontinuance of our Easy Spirit apparel line, which we discontinued due to poor retail performance, and our Jones New York Country apparel line, which we discontinued because we were offering similar products under our Jones New York Signature brand. Decreases in shipments of our Jones New York Sport product line as a result of order reductions from its largest customer were partially offset by increased customer orders for our Nine West apparel product line.

        Wholesale moderate apparel revenues decreased primarily due to decreased shipments of our l.e.i., Joneswear, Nine & Co., Norton McNaughton and Bandolino product lines (where customers are replacing these brands in their locations with private-label and other products) and the discontinuance by our wholesale customers of their exclusive A|Line, Joneswear Jeans, C.L.O.T.H.E.S. and Latina product lines. These decreases were partially offset by increased shipments resulting from higher customer orders for our Gloria Vanderbilt and GLO product lines and increased shipments of private label products, including the new Duckhead product line.

        Wholesale footwear and accessories revenues decreased due to (1) decreased shipments of our Nine West accessory product line due to poor performance and retail consolidations; (2) decreased shipments of our Enzo Angiolini, Sam & Libby and Easy Spirit footwear product lines (primarily due to retail consolidations and reduced customer orders); (3) discontinuance of the Bandolino and l.e.i. costume jewelry product lines due to poor retail performance; and (4) discontinuance of the licensed Tommy Hilfiger costume jewelry product line as a result of the termination of the licensing arrangement. These decreases were partially offset by increased shipments of our Anne Klein and Circa Joan & David footwear product lines due to higher customer orders resulting from strong product performance at retail and an increase in our international footwear business.

        Retail revenues increased due to $71.1 million in revenues from new store openings and a $58.7 million additional revenues resulting from a 4.7% increase in comparable store sales (comparable stores are stores that have been open for a full year, are not scheduled to close in the current period and are not scheduled for an expansion or downsize by more than 25% or relocation to a different street or mall). We began 2006 with 1,086 retail locations and had a net increase of 46 locations during the period to end the period with 1,132 locations.

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

        SG&A Expenses. SG&A expenses were $1.34 billion in 2006 and $1.33 billion in 2005. A $59.1 million decrease due to the sale of the Polo Jeans Company business and headcount reductions as a result of our strategic initiatives were offset by $34.1 million of increased expenses resulting from the opening of new retail stores, $11.5 million of higher advertising expenses, $4.3 million recorded in the wholesale better apparel segment in the current period related to the closing of the Secaucus warehouse, $1.2 million recorded in the retail segment related to the closing of our Stein Mart retail locations, $2.3 million recorded in the wholesale moderate apparel segment related to the closing of our Mexican production facilities and $10.0 million recorded in the wholesale footwear and accessories segment related to the termination of a former executive officer and the settlement of litigation concerning a license agreement. SG&A expenses for 2006 also included $2.6 million in the retail segment and $0.9 million recorded in the licensing, other and eliminations segment related to the termination of the former executive officer. SG&A expenses for 2005 included approximately $3.1 million as a result of an arbitration award to a former employee, approximately $3.6 million related to the closing of our Bristol warehouse facility and $1.7 million related to the denim restructuring in the wholesale moderate apparel segment, offset by one-time gains of $5.1 million in the better wholesale apparel segment as a result of a recovery of unauthorized markdown allowances from Saks Incorporated (relating to sales made by Kasper prior to the date of acquisition) and $5.2 million in the retail segment from a landlord repurchase of a retail store operating lease.

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

        Operating (Loss) Income. The resulting operating loss for 2006 was $166.7 million compared with operating income of $497.2 million for 2005, due to the factors described above and the loss of the sale of the Polo Jeans Company business.

        Net Interest Expense. Net interest expense was $54.7 million in 2006 compared with $75.1 million in 2005. The decrease was primarily the result of lower average borrowings during 2006 and the redemption at maturity of our 7.875% Senior Notes in June 2006.

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

        Net (Loss) Income and (Loss) Earnings Per Share. Net loss was $144.1 million in 2006 compared with net income of $274.3 million earned in 2005. Diluted (loss) earnings per share for 2006 was $(1.30) compared with $2.30 for 2005, on 7.2% fewer shares outstanding.

2005 Compared with 2004

        Revenues. Total revenues for 2005 were $5.07 billion compared with $4.65 billion for 2004, an increase of 9.1%.

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

        In the wholesale better apparel segment, decreased shipments of the Polo Jeans Company, Kasper Suit, Jones New York Signature, Jones New York Dress and Le Suit product lines (due to lower wholesale customer orders) were partially offset by increased shipments of our Nine West, Jones New York Collection and Anne Klein product lines due to higher customer orders based on the products' performance at the retail level.

        Wholesale moderate apparel revenues decreased primarily as a result of a reduction in shipments of our Norton McNaughton product line (primarily as a result of the decision by certain customers to no longer carry this brand) and our l.e.i., private label denim, Erika and Evan-Picone product lines (due to lower wholesale customer orders). These reductions were partially offset by increases in our Gloria Vanderbilt, Nine & Company and Bandolino product lines due to higher customer orders, as well as initial shipments of several new product lines, including Pappagallo, Rena Rowan, C.L.O.T.H.E.S., A|Line (which launched in the third quarter of 2004) and the W and Latina private label product lines.

        Wholesale footwear and accessories revenues decreased primarily due to decreased shipments in our Nine West accessories (due to lower wholesale customer orders) and our Nine West footwear product line (as a result of a customer's decision to no longer carry this brand) and our Easy Spirit and Enzo Angiolini footwear product lines (due to lower wholesale customer orders), partially offset by the product lines added as a result of the Maxwell acquisition ($98.6 million for the portion of 2005 for which there were no corresponding shipments in 2004) as well as an increase in our international footwear business.

        Retail revenues increased primarily as the result of approximately $522.0 million in incremental sales from the locations added as a result of the Barneys acquisition as well as $33.2 million in revenues from new footwear and apparel store openings, partially offset by a $1.4 million revenue reduction resulting from a 0.2% decrease in comparable store sales. We began 2005 with 1,037 retail locations and had a net increase of 49 locations during the period to end the period with 1,086 locations.

        Gross Profit. The gross profit margin decreased to 36.1% in 2005 compared with 36.7% in 2004.

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

        Net Interest Expense. Net interest expense was $75.1 million in 2005 compared with $49.3 million in 2004. The increase was primarily the result of interest related to $750.0 million of Senior Notes that were issued in November 2004.

        Provision for Income Taxes. The effective income tax rate was 35.5% for 2005 and 37.5% for 2004. The reduction was primarily driven by favorable resolutions of various foreign and state income tax audits related to acquired companies that resulted in the reversal of prior income tax accruals.

        Net Income and Earnings Per Share. Net income was $274.3 million in 2005, a decrease of $27.5 million from the net income of $301.8 million earned in 2004. Diluted earnings per share for 2005 was $2.30 compared with $2.39 for 2004, on 5.8% fewer shares outstanding.

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

        Our Board of Directors has authorized our common stock repurchases as a tax-effective means to enhance shareholder value and distribute cash to shareholders and, to a lesser extent, to offset the impact of dilution resulting from the issuance of employee stock options and shares of restricted stock. We believe that we have sufficient sources of funds to repurchase shares without significantly impacting our short-term or long-term liquidity. In authorizing future share repurchase programs, our Board of Directors gives careful consideration to both our projected cash flows and our existing capital resources.

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

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows
(All amounts in millions)

Year Ended December 31,	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(144.1)	$ 274.3	$ 301.8

Adjustments to reconcile net (loss) income to net cash provided by operating activities, net of acquisitions and sale of Polo Jeans Company business:
Loss on sale of Polo Jeans Company business	45.1	-	-
Gain on sale of stock in Rubicon Retail Limited	(17.4)	-	-
Cumulative effect of change in accounting for share-based payments	(3.1)	-	-
Impairment losses on property, plant and equipment	8.6	-	-
Trademark impairments	50.2	-	0.2
Goodwill Impairment	441.2	-	-
Amortization of original issue discount	-	-	1.3
Amortization expense in connection with employee stock options and restricted stock	17.9	18.3	16.5
Depreciation and other amortization	87.3	84.5	91.2
Equity in earnings of unconsolidated affiliates	(4.5)	(3.2)	(3.8)
Dividends received from unconsolidated affiliates	-	1.3	2.0
Provision for losses on accounts receivable	0.6	1.2	(0.8)
Deferred taxes	(152.8)	42.8	52.8
Loss on repurchase of Zero Coupon Convertible Senior Notes	-	-	8.4
Losses on sales of property, plant and equipment	1.8	5.0	3.8
Other items, net	0.8	(2.2)	-
Changes in operating assets and liabilities:
Accounts receivable	46.3	(11.1)	7.0
Inventories	(16.2)	14.5	34.8
Prepaid expenses and other current assets	14.4	(1.4)	(10.5)
Other assets	2.3	4.0	(2.6)
Accounts payable	58.9	(3.1)	(14.7)
Income taxes payable	(41.5)	24.3	22.9
Accrued expenses and other current liabilities	16.2	(26.6)	(40.2)
Other liabilities	11.9	4.8	(8.2)

Total adjustments	568.0	153.1	160.1

Net cash provided by operating activities	423.9	427.4	461.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of Polo Jeans Company business	350.6	-	-
Acquisition of Maxwell, net of cash acquired	-	-	(273.5)
Acquisition of Barneys, net of cash acquired	-	(4.1)	(261.9)
Acquisition of Kasper, net of cash acquired	-	-	(37.9)
Capital expenditures	(170.5)	(87.5)	(56.6)
Net cash received on sale of stock in Rubicon Retail Limited	17.4	-	-
Acquisition of intangibles	-	(0.1)	(1.2)
Capital contributions to unconsolidated affiliates	-	(0.7)	-
Proceeds from sales of property, plant and equipment	0.1	3.6	1.7
Other	-	0.2	-

Net cash provided by (used in) investing activities	197.6	(88.6)	(629.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of 4.25% Senior Notes, net of discount and debt issuance costs	-	-	248.1
Issuance of 5.125% Senior Notes, net of discount and debt issuance costs	-	-	248.1
Issuance of 6.125% Senior Notes, net of discount and debt issuance costs	-	-	247.3
Redemption of Zero Coupon Convertible Senior Notes	-	-	(446.6)
Redemption at maturity of 7.50% Senior Notes	-	-	(175.0)
Redemption at maturity of 8.375% Senior Notes	-	(129.6)	-
Redemption at maturity of 7.875% Senior Notes	(225.0)	-	-
Redemption of Barneys 9% Senior Secured Notes, including premiums and fees	-	-	(112.7)
Net (repayment) borrowing under credit facilities	(29.5)	60.3	69.2
Purchases of treasury stock	(306.2)	(235.2)	(201.5)
Proceeds from exercise of employee stock options	32.4	13.4	35.5
Dividends paid	(55.7)	(52.3)	(44.8)
Proceeds from termination of interest rate hedges	-	-	0.2
Debt issuance costs	-	(0.6)	-
Principal payments on capital leases	(4.2)	(4.4)	(5.9)
Excess tax benefits from share-based payment arrangement	3.4	-	-

Net cash used in financing activities	(584.8)	(348.4)	(138.1)

EFFECT OF EXCHANGE RATES ON CASH	(0.1)	(0.5)	0.6

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36.6	(10.1)	(305.0)
CASH AND CASH EQUIVALENTS, BEGINNING	34.9	45.0	350.0

CASH AND CASH EQUIVALENTS, ENDING	$ 71.5	$ 34.9	$ 45.0

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

Revenue Recognition
        Wholesale apparel and footwear and accessories sales are recognized either when products are shipped or, in certain situations, upon acceptance by the customer. Retail sales are recorded at the time of register receipt. Allowances for estimated returns are provided when sales are recorded primarily by reducing revenues for the total revenues related to estimated returns, with an offsetting reduction to cost of sales for the cost of the estimated returns. Licensing income is recognized based on the higher of contractual minimums or sales of licensed products reported by our licensees.

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

        Our Board of Directors has authorized our common stock repurchases as a tax-effective means to enhance shareholder value and distribute cash to shareholders and, to a lesser extent, to offset the impact of dilution resulting from the issuance of employee stock options and shares of restricted stock. We believe that we have sufficient sources of funds to repurchase shares without significantly impacting our short-term or long-term liquidity. In authorizing future share repurchase programs, our Board of Directors gives careful consideration to both our projected cash flows and our existing capital resources.

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

SUPPLEMENTAL PRO FORMA CONDENSED FINANCIAL INFORMATION

        Certain of our subsidiaries function as co-issuers and co-obligors (fully and unconditionally guaranteed on a joint and several basis) of the outstanding debt of Jones Apparel Group, Inc. ("Jones"), including Jones Apparel Group USA, Inc. ("Jones USA"), Jones Apparel Group Holdings, Inc. ("Jones Holdings"), Nine West and Jones Retail Corporation ("Jones Retail").

        The following condensed consolidating balance sheets, statements of operations and statements of cash flows for the "Issuers" (consisting of Jones and Jones USA, Jones Holdings, Nine West and Jones Retail, which are all our subsidiaries that act as co-issuers and co-obligors) and the "Others" (consisting of all of our other subsidiaries, excluding all obligor subsidiaries) have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Separate financial statements and other disclosures concerning Jones are not presented as Jones has no independent operations or assets. There are no contractual restrictions on distributions from Jones USA, Jones Holdings, Nine West or Jones Retail to Jones.

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

        Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that both our disclosure controls and procedures and our internal controls and procedures are effective at the reasonable assurance level in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

        We have made changes to our internal controls and procedures over financial reporting to address the implementation of SAP, an enterprise resource planning ("ERP") system, that occurred during the fourth quarter of 2006. We began the process of implementing SAP throughout Jones Apparel Group, Inc. and our consolidated subsidiaries. SAP will integrate our operational and financial systems and expand the functionality of our financial reporting processes. During the fourth fiscal quarter of 2006, the Gloria Vanderbilt, Norton McNaughton and Miss Erika businesses were converted to this system. We have adequately controlled the transition to the new processes and controls, with no negative impact to our internal control environment. We expect to roll out the implementation of this system to all locations over a multi-year period. As the phased roll out occurs, we will experience changes in internal control over financial reporting each quarter. We expect this ERP system to further advance our control environment by automating manual processes, improving management visibility and standardizing processes as its full capabilities are utilized.

Management's Annual Report on Internal Control Over Financial Reporting

        Management's report on Internal Control Over Financial reporting appears on page 46. Our independent registered public accounting firm, BDO Seidman, LLP, has issued a report on our assessment of our internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 47.

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
- 105 -
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

August 7, 2007		JONES APPAREL GROUP, INC. (Registrant)
	By:	/s/ Wesley R. Card Wesley R. Card President and Chief Executive Officer

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
o Furnished herewith.

SCHEDULE II

                                    JONES APPAREL GROUP, INC.
                                 VALUATION AND QUALIFYING ACCOUNTS
                           YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
                                           (In Millions)

           Column A                   Column B             Column C            Column D     Column E
-------------------------------      ----------   -------------------------   ----------   ---------
                                                         Additions
                                                  -------------------------
                                                  Charged
                                                  against
                                                  revenues
                                     Balance at   or to         Charged to                 Balance
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