Form 10-Q
period 2007-07-07
JONES APPAREL GROUP INC
filed 2007-08-14
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 7, 2007

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock $.01 par value	Outstanding at August 13, 2007 108,941,791

JONES APPAREL GROUP, INC.

DEFINITIONS

    As used in this Report, unless the context requires otherwise, "our," "us" and "we" means Jones Apparel Group, Inc. and consolidated subsidiaries, "Sun" means Sun Apparel, Inc., "McNaughton" means McNaughton Apparel Group Inc., "Kasper" means Kasper, Ltd., "Maxwell" means Maxwell Shoe Company Inc., "Barneys" means Barneys New York, Inc., " Polo" means Polo Ralph Lauren Corporation, "SFAS" means Statement of Financial Accounting Standards and "SEC" means the United States Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Jones Apparel Group, Inc.
Consolidated Balance Sheets (Unaudited)
(All amounts in millions except per share data)

	July 7, 2007	July 1, 2006	December 31, 2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 53.6	$ 83.2	$ 64.3
Accounts receivable	374.5	355.8	342.9
Inventories	535.7	482.2	509.0
Assets held for sale	645.3	192.1	744.8
Deferred taxes	68.8	43.1	53.7
Prepaid expenses and other current assets	60.6	56.6	63.0

TOTAL CURRENT ASSETS	1,738.5	1,213.0	1,777.7
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $418.9, $410.7 and $419.8	283.3	256.0	277.2
GOODWILL	1,051.9	1,493.2	1,051.9
OTHER INTANGIBLES, at cost, less accumulated amortization	626.6	641.1	627.8
DEFERRED TAXES	14.5	-	-
ASSETS HELD FOR SALE	-	512.8	-
OTHER ASSETS	52.9	49.9	52.4

	$ 3,767.7	$ 4,166.0	$ 3,787.0

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$ 184.1	$ -	$ 100.0
Current portion of capital lease obligations	3.9	3.9	4.1
Accounts payable	219.1	231.0	273.4
Liabilities related to assets held for sale	165.9	67.7	186.9
Income taxes payable	5.9	50.8	11.3
Accrued employee compensation	39.4	38.3	41.6
Accrued expenses and other current liabilities	87.8	77.6	93.4

TOTAL CURRENT LIABILITIES	706.1	469.3	710.7

NONCURRENT LIABILITIES:
Long-term debt	749.3	749.3	749.3
Obligations under capital leases	29.7	37.9	35.8
Deferred taxes	-	154.7	7.8
Liabilities related to assets held for sale	-	86.0	-
Other	73.0	68.4	71.8

TOTAL NONCURRENT LIABILITIES	852.0	1,096.3	864.7

TOTAL LIABILITIES	1,558.1	1,565.6	1,575.4

COMMITMENTS AND CONTINGENCIES	-	-	-
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-	-	-
Common stock, $.01 par value - shares authorized 200.0; issued 154.3, 152.5 and 153.2	1.5	1.5	1.5
Additional paid-in capital	1,344.3	1,290.7	1,320.0
Retained earnings	2,196.8	2,461.5	2,226.4
Accumulated other comprehensive loss	(2.6)	(4.0)	(5.9)
Treasury stock, 45.3, 39.7 and 45.3 shares, at cost	(1,330.4)	(1,149.3)	(1,330.4)

TOTAL STOCKHOLDERS' EQUITY	2,209.6	2,600.4	2,211.6

	$ 3,767.7	$ 4,166.0	$ 3,787.0

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Operations (Unaudited)
(All amounts in millions except per share data)

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 7, 2007	July 1, 2006	July 7, 2007	July 1, 2006

Net sales	$ 894.5	$ 909.6	$ 1,959.0	$ 1,973.2
Licensing income (net)	9.2	9.6	21.4	21.3
Service and other revenue	0.2	4.7	2.0	7.9

Total revenues	903.9	923.9	1,982.4	2,002.4
Cost of goods sold	613.7	586.7	1,327.1	1,277.8

Gross profit	290.2	337.2	655.3	724.6
Selling, general and administrative expenses	263.1	280.5	544.9	544.8
Trademark impairments	69.0	-	69.0	-
Impairments of assets held for sale	30.4	-	30.4	-
Loss on sale of Polo Jeans Company business	-	-	-	45.1

Operating (loss) income	(72.3)	56.7	11.0	134.7
Interest income	0.4	1.8	0.7	2.8
Interest expense and financing costs	13.5	12.0	28.1	26.7
Equity in earnings of unconsolidated affiliates	1.5	0.9	2.1	1.8

(Loss) income from continuing operations before provision for income taxes	(83.9)	47.4	(14.3)	112.6
(Benefit) provision for income taxes	(32.8)	17.0	(7.6)	61.6

(Loss) income from continuing operations	(51.1)	30.4	(6.7)	51.0
Income from discontinued operations, net of tax	4.0	6.2	7.5	9.6
Cumulative effect of change in accounting for share-based payments, net of tax	-	-	-	1.9

Net (loss) income	$ (47.1)	$ 36.6	$ 0.8	$ 62.5

Earnings per share
Basic
(Loss) income from continuing operations	$(0.48)	$0.27	$(0.06)	$0.45
Income from discontinued operations	0.04	0.06	0.07	0.09
Cumulative effect of change in accounting for share-based payments	-	-	-	0.02

Basic (loss) earnings per share	$(0.44)	$0.33	$0.01	$0.56

Diluted
(Loss) income from continuing operations	$(0.48)	$0.27	$(0.06)	$0.45
Income from discontinued operations	0.04	0.05	0.07	0.08
Cumulative effect of change in accounting for share-based payments	-	-	-	0.02

Basic (loss) earnings per share	$(0.44)	$0.32	$0.01	$0.55

Weighted average common shares and share equivalents outstanding
Basic	107.1	113.3	106.9	112.3
Diluted	107.1	113.5	109.0	114.5
Dividends declared per share	$0.14	$0.12	$0.28	$0.24

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)
(All amounts in millions except per share data)

	Number of common shares outstanding	Total stock- holders' equity	Common stock	Additional paid-in capital	Retained earnings	Accumu- lated other compre- hensive income (loss)	Treasury stock
Balance, January 1, 2006	115.9	$ 2,666.4	$ 1.5	$ 1,269.4	$ 2,426.2	$ (6.5)	$ (1,024.2)
Fiscal six months ended July 1, 2006:
Comprehensive income:
Net income	-	62.5	-	-	62.5	-	-
Change in fair value of cash flow hedges, net of $1.2 tax	-	1.5	-	-	-	1.5	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.9 tax	-	(1.3)	-	-	-	(1.3)	-
Foreign currency translation adjustments	-	2.3	-	-	-	2.3	-

Total comprehensive income		65.0

Issuance of restricted stock to employees, net of forfeitures	0.5	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	9.3	-	9.3	-	-	-
Exercise of employee stock options	0.6	13.3	-	13.3	-	-	-
Excess tax benefits from share-based payment arrangements	-	1.8	-	1.8	-	-	-
Dividends on common stock ($0.24 per share)	-	(27.2)	-	-	(27.2)	-	-
Cumulative effect of change in accounting for share-based payments	-	(3.1)	-	(3.1)	-	-	-
Treasury stock acquired	(4.2)	(125.1)	-	-	-	-	(125.1)

Balance, July 1, 2006	112.8	$ 2,600.4	$ 1.5	$ 1,290.7	$ 2,461.5	$ (4.0)	$ (1,149.3)

Balance, January 1, 2007	107.9	$ 2,211.6	$ 1.5	$ 1,320.0	$ 2,226.4	$ (5.9)	$ (1,330.4)
Fiscal six months ended July 7, 2007:
Comprehensive income:
Net income	-	0.8	-	-	0.8	-	-
Change in fair value of cash flow hedges, net of $0.6 tax	-	(0.9)	-	-	-	(0.9)	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.2 tax	-	(0.3)	-	-	-	(0.3)	-
Foreign currency translation adjustments	-	4.5	-	-	-	4.5	-

Total comprehensive income		4.1

Issuance of restricted stock to employees, net of forfeitures	0.6	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	11.6	-	11.6	-	-	-
Exercise of employee stock options	0.5	10.3	-	10.3	-	-	-
Excess tax benefits from share-based payment arrangements	-	2.4	-	2.4	-	-	-
Dividends on common stock ($0.28 per share)	-	(30.4)	-	-	(30.4)	-	-

Balance, July 7, 2007	109.0	$ 2,209.6	$ 1.5	$ 1,344.3	$ 2,196.8	$ (2.6)	$ (1,330.4)

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(All amounts in millions)

	Fiscal Six Months Ended
	July 7, 2007	July 1, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 0.8	$ 62.5
Less: income from discontinued operations	(7.5)	(9.6)

(Loss) income from continuing operations	(6.7)	52.9

Adjustments to reconcile net income to net cash (used in) provided by operating activities, net of sale of Polo Jeans Company business:
Loss on sale of Polo Jeans Company business	-	45.1
Cumulative effect of change in accounting for share-based payments	-	(3.1)
Amortization expense in connection with employee stock options and restricted stock	8.6	7.2
Depreciation and other amortization	37.9	35.2
Trademark impairments	69.0	-
Impairments of assets held for sale	30.4	-
Equity in earnings of unconsolidated affiliates	(2.1)	(1.8)
Provision for losses on accounts receivable	0.3	0.1
Deferred taxes	(35.1)	15.0
Other items, net	(3.3)	0.6
Changes in operating assets and liabilities:
Accounts receivable	(36.9)	40.7
Inventories	(25.1)	40.8
Prepaid expenses and other current assets	3.1	6.0
Other assets	1.0	2.3
Accounts payable	(54.3)	10.4
Income taxes payable	(5.0)	(1.3)
Accrued expenses and other current liabilities	(9.3)	(10.3)
Other liabilities	0.2	3.9

Total adjustments	(20.6)	190.8

Net cash (used in) provided by operating activities of continuing operations	(27.3)	243.7
Net cash provided by operating activities of discontinued operations	21.4	17.4

Net cash (used in) provided by operating activities	(5.9)	261.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of Polo Jeans Company business	-	350.6
Capital expenditures	(47.7)	(37.6)
Proceeds from sales of property, plant and equipment	2.8	0.1

Net cash (used in) provided by investing activities of continuing operations	(44.9)	313.1
Net cash used in investing activities of discontinued operations	(26.9)	(27.3)

Net cash (used in) provided by investing activities	(71.8)	285.8

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under credit facilities	84.1	(129.5)
Redemption at maturity of 7.875% Senior Notes	-	(225.0)
Principal payments on capital leases	(1.9)	(2.3)
Purchases of treasury stock	-	(125.1)
Dividends paid	(30.4)	(27.2)
Proceeds from exercise of employee stock options	10.3	13.3
Net cash advances to discontinued operations	(5.6)	(8.2)
Excess tax benefits from share-based payment arrangements	2.4	1.8

Net cash provided by (used in) financing activities of continuing operations	58.9	(502.2)
Net cash provided by financing activities of discontinued operations	1.8	8.2

Net cash provided by (used in) financing activities	60.7	(494.0)

EFFECT OF EXCHANGE RATES ON CASH	2.6	0.6

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14.4)	53.5
CASH AND CASH EQUIVALENTS, BEGINNING, including $7.2 and $6.9 reported under assets held for sale	71.5	34.9

CASH AND CASH EQUIVALENTS, ENDING, including $3.5 and $5.2 reported under assets held for sale	$ 57.1	$ 88.4

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

        In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the assets and liabilities relating to Barneys and certain moderate product lines to be sold have been reclassified as held for sale in the Consolidated Balance Sheets for all periods presented and the results of operations of Barneys for the current and prior periods have been reported as discontinued operations.

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

        We recorded a loss of approximately $145.1 million after allocating $356.7 million of goodwill to the business sold. We also recorded an after-tax gain of approximately $96.3 million related to the litigation settlement, resulting in a combined after tax loss of approximately $48.8 million. The combined loss created federal and state capital loss carryforwards that we do not expect to be realizable and, as a result, we increased our deferred tax valuation allowance to offset the deferred tax benefit recorded as a result of the combined loss.

        Long-lived assets included in the sale include $2.0 million of net property, plant and equipment and $5.5 million of unamortized long-term prepaid marketing expenses. Net sales for the Polo Jeans Company business, which are reported under the wholesale better apparel segment, were $23.9 million for the fiscal six months ended July 1, 2006.

STOCK-BASED EMPLOYEE COMPENSATION

        In December 2004, the FASB issued a revision of SFAS No. 123, "Share-Based Payment" (hereinafter referred to as "SFAS No. 123R"), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. We adopted SFAS No. 123R on January 1, 2006 using the modified prospective application option. As a result, the compensation cost for the portion of awards we granted before January 1, 2006 for which the requisite service had not been rendered and that were outstanding as of January 1, 2006 will be recognized as the remaining requisite service is rendered. In addition, the adoption of SFAS No. 123R required us to change from recognizing the effect of forfeitures as they occur to estimating the number of outstanding instruments for which the requisite service is not expected to be rendered. As a result, we recorded a pretax gain of $3.1 million on January 1, 2006, which is reported as a cumulative effect of a change in accounting principle. We were also required to change the amortization period for employees eligible to retire from the period over which the awards vest to the period from the grant date to the date the employee is eligible to retire. This change resulted in additional amortization expense of $2.3 million and $0.2 million for the fiscal six months ended July 7, 2007 and July 1, 2006, respectively. Concurrently with the adoption of SFAS No. 123R, we have shifted the composition of our share-based compensation awards towards the use of restricted shares and away from the use of employee stock options.

ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

(In millions)	July 7, 2007	July 1, 2006	December 31, 2006
Trade accounts receivable	$ 404.4	$ 383.3	$ 372.4
Allowances for doubtful accounts, returns, discounts and co-op advertising	(29.9)	(27.5)	(29.5)

	$ 374.5	$ 355.8	$ 342.9

INVENTORIES

        Inventories are summarized as follows (in millions):

	July 7, 2007	July 1, 2006	December 31, 2006
Raw materials	$ 4.4	$ 12.3	$ 10.4
Work in process	4.8	25.2	10.1
Finished goods	526.5	444.7	488.5

	$ 535.7	$ 482.2	$ 509.0

EARNINGS PER SHARE

        The computation of basic and diluted (loss) earnings per share is as follows:

	Fiscal Quarter Ended		Fiscal Six Months Ended
(In millions except per share amounts)	July 7, 2007	July 1, 2006	July 7, 2007	July 1, 2006

(Loss) income from continuing operations	$ (51.1)	$ 30.4	$ (6.7)	$ 51.0
Income from discontinued operations	4.0	6.2	7.5	9.6
Cumulative effect of change in accounting for share-based payments	-	-	-	1.9

Net (loss) income	$ (47.1)	$ 36.6	$ 0.8	$ 62.5

Weighted average common shares outstanding - basic	107.1	111.3	106.9	112.3
Effect of dilutive employee stock options and restricted stock	-	2.2	2.1	2.2

Weighted average common shares and share equivalents outstanding - diluted	107.1	113.5	109.0	114.5

(Loss) earnings per share - basic
(Loss) income from continuing operations	$ (0.48)	$ 0.27	$ (0.06)	$ 0.45
Income from discontinued operations	0.04	0.06	0.07	0.09
Cumulative effect of change in accounting for share-based payments	-	-	-	0.02

Basic (loss) earnings per share	$(0.44)	$0.33	$0.01	$0.56

(Loss) earnings per share - diluted
(Loss) income from continuing operations	$ (0.48)	$ 0.27	$ (0.06)	$ 0.45
Income from discontinued operations	0.04	0.05	0.07	0.08
Cumulative effect of change in accounting for share-based payments	-	-	-	0.02

Diluted (loss) earnings per share	$(0.44)	$0.32	$0.01	$0.55

DISCONTINUED OPERATIONS

        On June 22, 2007, we entered into a definitive stock purchase agreement to sell Barneys to Istithmar for $825.0 million in cash, subject to certain purchase price adjustments. We subsequently received additional proposals from a third party to acquire Barneys and, as permitted under the stock purchase agreement, we entered into discussions with that party. On August 8, 2007, we entered into an amended and restated definitive stock purchase agreement to sell Barneys to Istithmar for $942.3 million in cash, subject to certain purchase price adjustments. The transaction, which is expected to close in the third quarter of 2007, is subject to certain customary conditions, including the expiration or early termination of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act.

        In accordance with the provisions of SFAS No. 144, the results of operations of Barneys for the current and prior periods have been reported as discontinued operations and the assets and liabilities relating to Barneys have been reclassified as held for sale in the Consolidated Balance Sheets.  Operating results of Barneys, which were formerly included in our retail segment, are summarized as follows:

	Fiscal Quarter Ended		Fiscal Six Months Ended
(In millions)	July 7, 2007	July 1, 2006	July 7, 2007	July 1, 2006

Total revenues	$ 169.2	$ 150.3	$ 338.9	$ 287.0

Income before provision for taxes	8.2	11.2	15.6	17.3
Provision for income taxes	4.2	5.0	8.1	7.7

Income from discontinued operations	$ 4.0	$ 6.2	$ 7.5	$ 9.6

        We have allocated interest expense to discontinued operations based on the weighted-average monthly borrowing rate under our senior credit facilities applied to the average net monthly balance of funds that have been advanced to Barneys.

TRADEMARK IMPAIRMENTS

        On May 1, 2007, we made the strategic decision to exit or sell some of our moderate product lines by year end 2007 as a result of the continued trend of our moderate customers towards differentiated product offerings. Projected revenues for these product lines are approximately $300 million for 2007, with estimated combined operating margins in the low single digits. We believe that exiting or selling these product lines will strengthen our future operating results and allow us to focus primarily on growth opportunities in our remaining wholesale product lines, which have strong fundamentals and operate at substantially higher margins. This decision will not impact in any way our denim and junior division labels such as Gloria Vanderbilt, l.e.i., Energie, GLO, Jeanstar, Grane and others, which are also reported in the wholesale moderate apparel segment. As a result of the loss of these projected revenues, we recorded impairments for our Norton McNaughton and Erika trademarks of $69.0 million during the fiscal quarter ended July 7, 2007.

        The moderate product lines to be sold have not been classified as discontinued operations as they do not meet the criteria for discontinued operations as set forth in SFAS No. 144.

ASSETS HELD FOR SALE

        The assets and liabilities relating to Barneys and the moderate product lines to be sold have been reclassified as held for sale in the Consolidated Balance Sheets. We have estimated the fair value of the moderate net assets to be sold to be $22.5 million based upon preliminary sales negotiations. The carrying value of these net assets is $52.9 million as of July 7, 2007; therefore, we have recorded an impairment charge of $30.4 million to write these assets down to realizable value. The impairment was first allocated to reduce the carrying value of the long-term assets to zero, with the remaining charge allocated pro rata to the remaining assets. Assets held for sale also include property, plant and equipment at our Bristol, Pennsylvania distribution facility and our Mexican production facilities, all of which have been closed.

        The assets and liabilities relating to these businesses consist of:

(In millions)	Barneys	Moderate	Other	Total
At July 7, 2007:
Inventories	$ 113.8	$ 13.7	$ -	$ 127.5
Other current assets	63.3	14.8	-	78.1
Property, plant and equipment	124.3	-	5.5	129.8
Goodwill	247.4	-	-	247.4
Other intangibles	62.3	-	-	62.3
Other assets	0.2	-	-	0.2

Assets held for sale	$ 611.3	$ 28.5	$ 5.5	$ 645.3

Current liabilities	$ 77.2	$ 6.0	$ -	$ 83.2
Long-term portion of deferred taxes	23.2	-	-	23.2
Other long-term liabilities	59.5	-	-	59.5

Liabilities related to assets held for sale	$ 159.9	$ 6.0	$ -	$ 165.9

At July 1, 2006:
Inventories	$ 86.1	$ 17.4	$ -	$ 103.5
Other current assets	70.9	17.7	-	88.6
Property, plant and equipment	78.6	2.9	-	81.5
Goodwill	247.4	-	-	247.4
Other intangibles	64.4	119.2	-	183.6
Other assets	0.3	-	-	0.3

Assets held for sale	$ 547.7	$ 157.2	$ -	$ 704.9

Current liabilities	$ 64.6	$ 3.1	$ -	$ 67.7
Long-term debt	3.5	-	-	3.5
Long-term portion of deferred taxes	35.1	-	-	35.1
Other long-term liabilities	47.4	-	-	47.4

Liabilities related to assets held for sale	$ 150.6	$ 3.1	$ -	$ 153.7

At December 31, 2006:
Inventories	$ 105.5	$ 21.8	$ -	$ 127.3
Other current assets	93.8	19.4	-	113.2
Property, plant and equipment	105.4	2.3	5.2	112.9
Goodwill	247.4	-	-	247.4
Other intangibles	63.3	80.5	-	143.8
Other assets	0.2	-	-	0.2

Assets held for sale	$ 615.6	$ 124.0	$ 5.2	$ 744.8

Current liabilities	$ 85.4	$ 6.2	$ -	$ 91.6
Long-term debt	3.5	-	-	3.5
Long-term portion of deferred taxes	34.7	-	-	34.7
Other long-term liabilities	57.1	-	-	57.1

Liabilities related to assets held for sale	$ 180.7	$ 6.2	$ -	$ 186.9

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

        In connection with the denim restructuring, we recorded $11.4 million of net pre-tax costs, which includes $5.1 million of one-time termination benefits, $3.2 million of losses on the sale of property, plant and equipment, $2.2 million of contract termination costs and $0.9 million of legal and other associated costs. Of these amounts, $10.1 million were reported as cost of sales and $1.3 million were reported as a selling, general and administrative expense in the wholesale moderate apparel segment. The restructuring was substantially completed during the fiscal quarter ended April 1, 2006.

        On May 30, 2006, we announced the closing of our Stein Mart leased shoe departments, effective January 2007. In connection with the closing, we incurred $1.1 million of one-time termination benefits and associated employee costs for 468 employees, which was reported as a selling, general and administrative expense in the retail segment.

        On September 12, 2006, we announced the closing of certain El Paso, Texas and Mexican operations related to the decision by Polo to discontinue the Polo Jeans Company product line (the "manufacturing restructuring"), which we produced for Polo subsequent to the sale of the Polo Jeans Company business to Polo in February 2006. In connection with the El Paso closing, we recorded $4.8 million of one-time termination benefits and associated employee costs for an estimated 155 employees and $0.6 million of other costs. Of this amount, $2.9 million has been reported as a selling, general and administrative expense and $2.5 million has been reported as a cost of sales in the wholesale moderate apparel segment (of which $0.7 and $0.6 million was recorded in selling, general and administrative expenses and cost of sales, respectively, during the fiscal six months ended July 7, 2007). In connection with the Mexican closing, we expect to incur $3.0 million of one-time termination benefits and associated employee costs for an estimated 1,732 employees and $0.3 million of other costs. Of this amount, $3.1 million has been reported as cost of sales in the wholesale moderate apparel segment (of which $0.3 million was recorded during the fiscal six months ended July 7, 2007), and the remaining $0.2 million will be recorded during the fiscal quarter ending October 6, 2007. In addition, we determined the estimated fair value of the property, plant and equipment employed in Mexico was less than its carrying value. As a result, we recorded an impairment loss of $8.5 million, which is also reported as cost of sales in the wholesale moderate apparel segment, with the estimated fair value of $5.2 million reclassified as assets held for sale. The closings were substantially completed by the end of March 2007.

        Our continued strategic operational reviews and efforts to improve profitability and the continued trend of our moderate customers towards differentiated product offerings has led us to make the strategic decision to exit or sell some of our moderate product lines by year end 2007 (the "moderate restructuring"). In connection with the moderate restructuring, we expect to incur $1.6 million of one-time termination benefits and associated employee costs for an estimated 77 employees. Of this amount, $1.5 million was recorded as a selling, general and administrative cost in the wholesale moderate apparel segment during the fiscal six months ended July 7, 2007, and the remaining $0.1 million will be accrued on a straight-line basis over the remaining period each employee is required to render service to receive the benefit. The moderate restructuring will be substantially complete by the end of 2007.

        The accrual of restructuring costs and liabilities, of which $3.4 million is included in accrued expenses and other current liabilities and $1.2 million is included in other noncurrent liabilities, is as follows:

(In millions)	Severance and other employee costs	Closing of retail stores and consolidation of facilities	Denim restructuring	Manufacturing restructuring	Total
Balance, January 1, 2006	$ 3.4	$ 2.1	$ 2.5	$ -	$ 8.0
Net additions (reversals)	2.8	-	(0.5)	-	2.3
Payments and reductions	(2.9)	(0.4)	(1.8)	-	(5.1)

Balance, July 1, 2006	$ 3.3	$ 1.7	$ 0.2	$ -	$ 5.2

Balance, January 1, 2007	$ 1.4	$ 1.6	$ -	$ 3.4	$ 6.4
Net additions	1.4	-	-	1.6	3.0
Payments and reductions	(1.2)	(0.2)	-	(3.4)	(4.8)

Balance, July 7, 2007	$ 1.6	$ 1.4	$ -	$ 1.6	$ 4.6

        Estimated severance payments and other employee costs of $1.6 million accrued at July 7, 2007 relate to the remaining estimated severance for 78 employees. During the fiscal six months ended July 7, 2007, we reversed $0.1 million of the severance accrual related to the Stein Mart shoe department closings as a reduction of selling, general and administrative expenses in the retail segment.

        During the fiscal six months ended July 7, 2007 and July 1, 2006, $1.2 million and $2.9 million, respectively, of the reserve was utilized (relating to partial or full severance and related costs for 472 and 91 employees, respectively). Employee groups affected (totaling an estimated 895 employees) included administrative, warehouse and management personnel at locations closed.

        The $1.4 million accrued at July 7, 2007 for the consolidation of facilities relates to expected costs to be incurred, including lease obligations, for closing certain acquired facilities in connection with consolidating their operations into our other existing facilities.

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

        The details of the manufacturing restructuring accruals are as follows:

(In millions)	One-time termination benefits	Other associated costs	Total denim restructuring
Balance, January 1, 2007	$ 2.8	$ 0.6	$ 3.4
Additions	1.3	0.3	1.6
Payments and reductions	(2.9)	(0.5)	(3.4)

Balance, July 7, 2007	$ 1.2	$ 0.4	$ 1.6

        The $1.6 million accrued at July 7, 2007 represents $1.2 million of one-time termination benefits for an estimated 24 employees and $0.4 million of legal fees and related costs. During 2007, $2.9 million of the termination benefits reserve was utilized (relating to partial or full severance for 75 employees).

        Our plans have not been finalized in all areas, and additional restructuring costs may result as we continue to evaluate and assess the impact of duplicate responsibilities, warehouses and office locations. We do not expect any final adjustments to be material. Any additional costs will be charged to operations in the period in which they occur.

STATEMENT OF CASH FLOWS

Fiscal Six Months Ended: (In millions)	July 7, 2007	July 1, 2006
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 30.6	$ 31.8
Net income tax payments	38.7	59.5

Supplemental disclosures of non-cash investing and financing activities:
Equipment acquired through capital lease financing	2.4	3.9
Restricted stock issued to employees	22.9	18.0

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

        We are exposed to market risk related to changes in foreign currency exchange rates. We have assets and liabilities denominated in certain foreign currencies and purchase products from foreign suppliers who require payment in funds other than the U.S. Dollar. At July 7, 2007, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total of US $44.1 million through December 2008, US $45.6 million for Euros through August 2008 and US $2.1 million for British Pounds through April 2008.

        We recorded amortization of net gains resulting from the termination of interest rate swaps and locks of $2.3 million during the fiscal six months ended July 1, 2006 as a reduction of interest expense. We reclassified $0.5 million of net gains and $0.1 million of net losses from foreign currency exchange contracts to cost of sales during the fiscal six months ended July 7, 2007 and July 1, 2006, respectively. There has been no material ineffectiveness related to our foreign currency exchange contracts as the instruments are designed to be highly effective in offsetting losses and gains on transactions being hedged. If foreign currency exchange rates do not change from their July 7, 2007 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months also will not be material. The actual amounts that will be reclassified to earnings over the next 12 months could vary, however, as a result of changes in market conditions.

PENSION PLANS

Components of Net Periodic Benefit Cost

	Fiscal Quarter Ended		Fiscal Six Months Ended
(In millions)	July 7, 2007	July 1, 2006	July 7, 2007	July 1, 2006
Interest cost	$ 0.7	$ 0.5	$ 1.3	$ 1.1
Expected return on plan assets	(0.7)	(0.4)	(1.2)	(1.0)
Amortization of net loss	0.2	0.2	0.5	0.5

Net periodic benefit cost	$ 0.2	$ 0.3	$ 0.6	$ 0.6

Employer Contributions

        As of July 7, 2007, we have made contributions of $4.1 million to our defined benefit pension plans. We anticipate making $3.4 million of additional contributions during 2007.

WAIVER OF LONG-TERM DEBT COVENANT

        One of the provisions of our Senior Credit Facilities requires an interest coverage ratio to be maintained at the end of each quarterly reporting period. As a result of our financial results for the second fiscal quarter of 2007, our interest coverage ratio did not meet the requirement for the quarter ended July 7, 2007. We received a waiver from our lenders addressing this deficiency. We were in compliance with all other debt covenants as of July 7, 2007.

SEGMENT INFORMATION

        We identify operating segments based on, among other things, the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operations are comprised of four reportable segments: wholesale better apparel, wholesale moderate apparel, wholesale footwear and accessories, and retail. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores, the retail segment includes operations by our own stores, and income and expenses related to trademarks, licenses and general corporate functions are reported under "licensing, other and eliminations." We define segment profit as operating income before net interest expense, equity in earnings of unconsolidated affiliates, gains or losses on disposition of businesses and income taxes. Summarized below are our revenues and income by reportable segment for the fiscal quarters ended July 7, 2007 and July 1, 2006.

(In millions)	Wholesale Better Apparel	Wholesale Moderate Apparel	Wholesale Footwear & Accessories	Retail	Licensing, Other & Eliminations	Consolidated
For the fiscal quarter ended July 7, 2007
Revenues from external customers	$ 230.0	$ 255.6	$ 215.9	$ 193.2	$ 9.2	$ 903.9
Intersegment revenues	35.1	4.2	10.9	-	(50.2)	-

Total revenues	265.1	259.8	226.8	193.2	(41.0)	903.9

Segment income (loss)	$ 23.4	$ 3.5	$ 18.4	$ (5.1)	$ (82.1)	(41.9)

Net interest expense						(13.1)
Impairments of assets held for sale						(30.4)
Equity in earnings of unconsolidated affiliates						1.5

Loss from continuing operations before provision for income taxes						$ (83.9)

For the fiscal quarter ended July 1, 2006
Revenues from external customers	$ 229.3	$ 267.9	$ 203.2	$ 213.2	$ 10.3	$ 923.9
Intersegment revenues	32.9	0.9	10.4	-	(44.2)	-

Total revenues	262.2	268.8	213.6	213.2	(33.9)	923.9

Segment income	$ 20.1	$ 23.6	$ 8.3	$ 18.7	$ (14.0)	56.7

Net interest expense						(10.2)
Equity in earnings of unconsolidated affiliates						0.9

Income from continuing operations before provision for income taxes						$ 47.4

For the fiscal six months ended July 7, 2007
Revenues from external customers	$ 569.9	$ 560.5	$ 465.2	$ 365.1	$ 21.7	$ 1,982.4
Intersegment revenues	78.2	7.3	27.9	-	(113.4)	-

Total revenues	648.1	567.8	493.1	365.1	(91.7)	1,982.4

Segment income (loss)	$ 85.0	$ 27.6	$ 51.5	$ (23.6)	$ (99.1)	41.4

Net interest expense						(27.4)
Impairments of assets held for sale						(30.4)
Equity in earnings of unconsolidated affiliates						2.1

Loss from continuing operations before provision for income taxes						$ (14.3)

For the fiscal six months ended July 1, 2006
Revenues from external customers	$ 567.0	$ 600.0	$ 431.1	$ 381.8	$ 22.5	$ 2,002.4
Intersegment revenues	70.7	2.2	22.5	-	(95.4)	-

Total revenues	637.7	602.2	453.6	381.8	(72.9)	2,002.4

Segment income	$ 86.7	$ 64.1	$ 38.6	$ 15.2	$ (24.8)	179.8

Loss on sale of Polo Jeans Company business						(45.1)
Net interest expense						(23.9)
Equity in earnings of unconsolidated affiliates						1.8

Income from continuing operations before provision for income taxes						$ 112.6

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

SUPPLEMENTAL SUMMARIZED FINANCIAL INFORMATION

        Certain of our subsidiaries function as co-issuers (fully and unconditionally guaranteed on a joint and several basis) of the outstanding debt of Jones Apparel Group, Inc. ("Jones"), including Jones Apparel Group USA, Inc. ("Jones USA"), Jones Apparel Group Holdings, Inc. ("Jones Holdings"), Nine West Footwear Corporation ("Nine West") and Jones Retail Corporation ("Jones Retail").

        The following condensed consolidating balance sheets, statements of operations and statements of cash flows for the "Issuers" (consisting of Jones and Jones USA, Jones Holdings, Nine West and Jones Retail, which are all our subsidiaries that act as co-issuers and co-obligors) and the "Others" (consisting of all of our other subsidiaries, excluding all obligor subsidiaries) have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Separate financial statements and other disclosures concerning Jones are not presented as Jones has no independent operations or assets. There are no contractual restrictions on distributions from Jones USA, Jones Holdings, Nine West or Jones Retail to Jones. On January 1, 2007, Kasper, Ltd. and Jones USA merged. As a result, the condensed consolidating balance sheets, statements of income and statements of cash flows for prior periods have been restated for comparison purposes.

Condensed Consolidating Balance Sheets
(In millions)

	July 7, 2007				December 31, 2006
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 19.0	$ 34.6	$ -	$ 53.6	$ 35.1	$ 29.2	$ -	$ 64.3
Accounts receivable - net	213.5	161.0	-	374.5	194.6	148.3	-	342.9
Inventories	345.6	190.4	(0.3)	535.7	359.9	150.0	(0.9)	509.0
Assets held for sale	0.5	644.8	-	645.3	-	744.8	-	744.8
Prepaid and refundable income taxes	0.6	6.5	(7.1)	-	0.5	6.7	(7.2)	-
Deferred taxes	33.2	35.6	-	68.8	28.4	25.5	(0.2)	53.7
Prepaid expenses and other current assets	43.8	16.8	-	60.6	39.9	23.1	-	63.0

TOTAL CURRENT ASSETS	656.2	1,089.7	(7.4)	1,738.5	658.4	1,127.6	(8.3)	1,777.7

Property, plant and equipment - net	154.2	129.1	-	283.3	157.7	119.5	-	277.2
Due from affiliates	43.6	755.0	(798.6)	-	51.8	755.6	(807.4)	-
Goodwill	1,479.1	172.3	(599.5)	1,051.9	1,479.1	172.3	(599.5)	1,051.9
Other intangibles - net	160.6	466.0	-	626.6	160.6	467.2	-	627.8
Deferred taxes	-	33.4	(18.9)	14.5	-	13.4	(13.4)	-
Investments in subsidiaries	2,114.9	-	(2,114.9)	-	2,091.4	-	(2,091.4)	-
Other assets	29.2	23.7	-	52.9	32.9	21.5	(2.0)	52.4

	$ 4,637.8	$ 2,669.2	$ (3,539.3)	$ 3,767.7	$ 4,631.9	$ 2,677.1	$ (3,522.0)	$ 3,787.0

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$ 184.1	$ -	$ -	$ 184.1	$ 100.0	$ -	$ -	$ 100.0
Current portion of capital lease obligations	0.6	3.3	-	3.9	1.5	2.6	-	4.1
Accounts payable	140.0	79.1	-	219.1	189.0	84.4	-	273.4
Liabilities related to assets held for sale	-	165.9	-	165.9	-	186.9	-	186.9
Income taxes payable	26.2	14.0	(34.3)	5.9	18.4	23.4	(30.5)	11.3
Deferred taxes	-	-	-	-	-	0.2	(0.2)	-
Accrued expenses and other current liabilities	91.0	36.2	-	127.2	101.2	33.8	-	135.0

TOTAL CURRENT LIABILITIES	441.9	298.5	(34.3)	706.1	410.1	331.3	(30.7)	710.7

NONCURRENT LIABILITIES:
Long-term debt	749.3	-	-	749.3	749.3	-	-	749.3
Obligations under capital leases	4.7	25.0	-	29.7	11.1	24.7	-	35.8
Deferred taxes	4.5	-	(4.5)	-	9.8	-	(2.0)	7.8
Due to affiliates	755.0	43.6	(798.6)	-	755.6	51.8	(807.4)	-
Other	51.5	21.5	-	73.0	52.6	19.2	-	71.8

TOTAL NONCURRENT LIABILITIES	1,565.0	90.1	(803.1)	852.0	1,578.4	95.7	(809.4)	864.7

TOTAL LIABILITIES	2,006.9	388.6	(837.4)	1,558.1	1,988.5	427.0	(840.1)	1,575.4

STOCKHOLDERS' EQUITY:
Common stock and additional paid-in capital	1,345.8	1,979.0	(1,979.0)	1,345.8	1,321.5	1,979.9	(1,979.9)	1,321.5
Retained earnings	2,618.1	294.6	(715.9)	2,196.8	2,658.2	267.4	(699.2)	2,226.4
Accumulated other comprehensive (loss) income	(2.6)	7.0	(7.0)	(2.6)	(5.9)	2.8	(2.8)	(5.9)
Treasury stock	(1,330.4)	-	-	(1,330.4)	(1,330.4)	-	-	(1,330.4)

TOTAL STOCKHOLDERS' EQUITY	2,630.9	2,280.6	(2,701.9)	2,209.6	2,643.4	2,250.1	(2,681.9)	2,211.6

	$ 4,637.8	$ 2,669.2	$ (3,539.3)	$ 3,767.7	$ 4,631.9	$ 2,677.1	$ (3,522.0)	$ 3,787.0

Condensed Consolidating Statements of Operations
(In millions)

	Fiscal Quarter Ended July 7, 2007				Fiscal Quarter Ended July 1, 2006
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
Net sales	$ 601.7	$ 296.6	$ (3.8)	$ 894.5	$ 607.0	$ 306.4	$ (3.8)	$ 909.6
Licensing income (net)	-	9.2	-	9.2	-	9.6	-	9.6
Service and other revenue	0.2	-	-	0.2	-	4.7	-	4.7

Total revenues	601.9	305.8	(3.8)	903.9	607.0	320.7	(3.8)	923.9
Cost of goods sold	386.8	228.3	(1.4)	613.7	369.6	223.9	(6.8)	586.7

Gross profit	215.1	77.5	(2.4)	290.2	237.4	96.8	3.0	337.2
Selling, general and administrative expenses	234.5	31.3	(2.7)	263.1	257.5	25.1	(2.1)	280.5
Trademark impairments	-	69.0	-	69.0	-	-	-	-
Impairments of assets held for sale	-	30.4	-	30.4	-	-	-	-

Operating (loss) income	(19.4)	(53.2)	0.3	(72.3)	(20.1)	71.7	5.1	56.7
Net interest (expense) income and financing costs	(18.3)	5.2	-	(13.1)	(14.7)	4.5	-	(10.2)
Equity in earnings of unconsolidated affiliates	(1.0)	0.1	2.4	1.5	0.1	0.9	(0.1)	0.9

(Loss) income from continuing operations before provision for income taxes and equity in earnings of subsidiaries	(38.7)	(47.9)	2.7	(83.9)	(34.7)	77.1	5.0	47.4
(Benefit) provision for income taxes	(13.1)	(21.0)	1.3	(32.8)	(8.4)	25.2	0.2	17.0
Equity in earnings of subsidiaries	29.6	-	(29.6)	-	59.8	-	(59.8)	-

(Loss) income from continuing operations	4.0	(26.9)	(28.2)	(51.1)	33.5	51.9	(55.0)	30.4
(Loss) income from discontinued operations	(0.4)	4.4	-	4.0	-	6.2	-	6.2

Net income (loss)	$ 3.6	$ (22.5)	$ (28.2)	$ (47.1)	$ 33.5	$ 58.1	$ (55.0)	$ 36.6

Condensed Consolidating Statements of Operations (continued)
(In millions)

	Fiscal Six Months Ended July 7, 2007				Fiscal Six Months Ended July 1, 2006
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
Net sales	$ 1,325.2	$ 642.1	$ (8.3)	$ 1,959.0	$ 1,281.7	$ 699.8	$ (8.3)	$ 1,973.2
Licensing income (net)	-	21.4	-	21.4	-	21.3	-	21.3
Service and other revenue	0.4	1.6	-	2.0	-	7.9	-	7.9

Total revenues	1,325.6	665.1	(8.3)	1,982.4	1,281.7	729.0	(8.3)	2,002.4
Cost of goods sold	854.1	478.9	(5.9)	1,327.1	777.5	506.9	(6.6)	1,277.8

Gross profit	471.5	186.2	(2.4)	655.3	504.2	222.1	(1.7)	724.6
Selling, general and administrative expenses	474.8	76.2	(6.1)	544.9	473.6	77.1	(5.9)	544.8
Trademark impairments	-	69.0	-	69.0	-	-	-	-
Impairments of assets held for sale	-	30.4	-	30.4	-	-	-	-
Loss on sale of Polo Jeans Company business	-	-	-	-	22.8	22.3	-	45.1

Operating (loss) income	(3.3)	10.6	3.7	11.0	7.8	122.7	4.2	134.7
Net interest (expense) income and financing costs	(37.8)	10.4	-	(27.4)	(32.3)	8.4	-	(23.9)
Equity in earnings of unconsolidated affiliates	(0.9)	1.0	2.0	2.1	0.3	2.0	(0.5)	1.8

(Loss) income from continuing operations before provision for income taxes and equity in earnings of subsidiaries	(42.0)	22.0	5.7	(14.3)	(24.2)	133.1	3.7	112.6
(Benefit) provision for income taxes	(10.0)	2.5	(0.1)	(7.6)	9.1	53.1	(0.6)	61.6
Equity in earnings of subsidiaries	22.6	-	(22.6)	-	118.6	-	(118.6)	-

(Loss) income from continuing operations	(9.4)	19.5	(16.8)	(6.7)	85.3	80.0	(114.3)	51.0
(Loss) income from discontinued operations	(0.4)	7.9	-	7.5	-	9.6	-	9.6
Cumulative effect of change in accounting for share-based payments, net of tax	-	-	-	-	1.9	-	-	1.9

Net (loss) income	$ (9.8)	$ 27.4	$ (16.8)	$ 0.8	$ 87.2	$ 89.6	$ (114.3)	$ 62.5

Condensed Consolidating Statements of Cash Flows
(In millions)

	Fiscal Six Months Ended July 7, 2007				Fiscal Six Months Ended July 1, 2006
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities of continuing operations	$ (48.1)	$ 20.8	$ -	$ (27.3)	$ 223.3	$ 21.4	$ (1.0)	$ 243.7
Net cash provided by operating activities of discontinued operations	-	21.4	-	21.4	-	17.4	-	17.4

Net cash (used in) provided by operating activities	(48.1)	42.2	-	(5.9)	223.3	38.8	(1.0)	261.1

Cash flows from investing activities:
Net proceeds from sale of Polo Jeans Company business	-	-	-	-	344.1	6.5	-	350.6
Capital expenditures	(28.4)	(19.3)	-	(47.7)	(20.3)	(17.3)	-	(37.6)
Proceeds from sales of plant, property and equipment	0.1	2.7	-	2.8	0.1	-	-	0.1

Net cash (used in) provided by investing activities of continuing operations	(28.3)	(16.6)	-	(44.9)	323.9	(10.8)	-	313.1
Net cash used in investing activities of discontinued operations	-	(26.9)	-	(26.9)	-	(27.3)	-	(27.3)

Net cash (used in) provided by investing activities	(28.3)	(43.5)	-	(71.8)	323.9	(38.1)	-	285.8

Cash flows from financing activities:
Net borrowings (repayments) under credit facilities	84.1	-	-	84.1	(129.5)	-	-	(129.5)
Redemption at maturity of 7.875% Senior Notes	-	-	-	-	(225.0)	-	-	(225.0)
Principal payments on capital leases	(0.5)	(1.4)	-	(1.9)	(1.0)	(1.3)	-	(2.3)
Purchases of treasury stock	-	-	-	-	(125.1)	-	-	(125.1)
Dividends paid	(30.4)	-	-	(30.4)	(27.2)	(1.0)	1.0	(27.2)
Proceeds from exercise of employee stock options	10.3	-	-	10.3	13.3	-	-	13.3
Net cash advances to discontinued operations	(5.6)	-	-	(5.6)	(8.2)	-	-	(8.2)
Excess tax benefits from share-based payment arrangements	2.4	-	-	2.4	1.8	-	-	1.8

Net cash provided by (used in) financing activities of continuing operations	60.3	(1.4)	-	58.9	(500.9)	(2.3)	1.0	(502.2)
Net cash provided by financing activities of discontinued operations	-	1.8	-	1.8	-	8.2	-	8.2

Net cash provided by (used in) financing activities	60.3	0.4	-	60.7	(500.9)	5.9	1.0	(494.0)

Effect of exchange rates on cash	-	2.6	-	2.6	-	0.6	-	0.6

Net (decrease) increase in cash and cash equivalents	(16.1)	1.7	-	(14.4)	46.3	7.2	-	53.5
Cash and cash equivalents, beginning, including cash reported under assets held for sale	35.1	36.4	-	71.5	21.1	13.8	-	34.9

Cash and cash equivalents, ending, including cash reported under assets held for sale	$ 19.0	$ 38.1	$ -	$ 57.1	$ 67.4	$ 21.0	$ -	$ 88.4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion provides information and analysis of our results of operations for the 13 and 27 week periods ended July 7, 2007 (hereinafter referred to as the "second fiscal quarter of 2007" and the "first fiscal six months of 2007," respectively) and the 13 and 26 week periods ended July 1, 2006 (hereinafter referred to as the "second fiscal quarter of 2006" and the "first fiscal six months of 2006," respectively), and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

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

        During the first fiscal six months of 2007, the following significant events took place:

  in May 2007, we announced our strategic decision to exit or sell some of our moderate product lines by year end 2007;
  in June 2007, Moody's announced it had placed our credit ratings on watch for a possible downgrade;
  in June 2007, we announced that we entered into a definitive stock purchase agreement to sell Barneys to Istithmar, a Dubai-based private equity and alternative investment house, for $825.0 million in cash, subject to certain purchase price adjustments; and
  in July 2007, we announced that we had received an unsolicited non-binding proposal from Fast, a Japan-based company, to acquire Barneys for $900 million in cash.

Exit or Sale of Moderate Brands

        Our continued strategic operational reviews and efforts to improve profitability and the continued trend of our moderate customers towards differentiated product offerings has led us to make the strategic decision to exit or sell some of our moderate product lines by year end 2007. Projected revenues for these product lines are approximately $300 million for 2007, with estimated combined operating margins in the low single digits. We believe that exiting or selling these product lines will strengthen our future operating results and allow us to focus primarily on growth opportunities in our remaining wholesale product lines, which have strong fundamentals and operate at substantially higher margins. This decision will not impact in any way our denim and junior division labels such as Gloria Vanderbilt, l.e.i., Energie, GLO, Jeanstar, Grane and others, which are also reported in the wholesale moderate apparel segment. As a result of the loss of these projected revenues, we recorded impairments for our Norton McNaughton and Erika trademarks of $69.0 million in our licensing, other and eliminations segment during the fiscal quarter ended July 7, 2007.

        The assets and liabilities relating to the moderate product lines to be sold have been reclassified as held for sale in the Consolidated Balance Sheet at July 7, 2007. We have estimated the fair value of the moderate net assets to be sold to be $22.5 million based upon preliminary sales negotiations. The carrying value of these net assets is $52.9 million as of July 7, 2007; therefore, we have recorded an impairment charge of $30.4 million to write these assets down to realizable value. The impairment was first allocated to reduce the carrying value of the long-term assets to zero, with the remaining charge allocated pro rata to the remaining assets. The moderate product lines to be sold have not been classified as discontinued operations as they do not meet the criteria for discontinued operations as set forth in SFAS No. 144.

Sale of Barneys

        On June 22, 2007, we entered into a definitive stock purchase agreement to sell Barneys to Istithmar for $825.0 million in cash, subject to certain purchase price adjustments. We subsequently received additional proposals from a third party to acquire Barneys and, as permitted under the stock purchase agreement, we entered into discussions with that party. On August 8, 2007, we entered into an amended and restated definitive stock purchase agreement to sell Barneys to Istithmar for $942.3 million in cash, subject to certain purchase price adjustments. The transaction, which is expected to close in the third quarter of 2007, is subject to certain customary conditions, including the expiration or early termination of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act.

        We expect to report a net gain from this transaction of approximately $362.0 million based on the amended and restated agreement with Istithmar. In light of available tax benefits that we will be able to utilize upon closing, we anticipate net cash proceeds after taxes and transaction expenses of approximately $840.0 million. These tax benefits include the reversal of a deferred tax valuation allowance previously created from capital loss carryforwards that we had not expected to be able to utilize. These amounts are subject to change, based on the net book value of Barneys at closing and certain purchase price adjustments. We are considering several alternatives for the use of the proceeds, including, among other things, the return of a substantial amount of capital to our shareholders, the repayment of some of our outstanding short-term indebtedness and other uses consistent with our business strategy. The transaction will not result in a default under, or obligation to redeem or repurchase, any of our senior notes.

        In accordance with the provisions of SFAS No. 144, the results of operations of Barneys for the current and prior periods have been reported as discontinued operations and the assets and liabilities relating to Barneys have been reclassified as held for sale in the Consolidated Balance Sheets.

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

        Long-lived assets included in the sale include $2.0 million of net property, plant and equipment and $5.5 million of unamortized long-term prepaid marketing expenses. Net sales for the Polo Jeans Company business, which are reported under the wholesale better apparel segment, were $23.3 million for the fiscal quarter ended July 1, 2006.

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

        We estimate that the implementation and execution of the initiatives underway will be substantially completed by the end of 2007. We are targeting annual savings of approximately $100 million once all the initiatives have been implemented. The costs associated with the review and the ultimate capital expenditures and execution expenses (including severance and fees) related to the initiatives that are derived are expected to fall in a range of $115 million to $120 million. As of July 7, 2007, we have spent a total of $100.6 million.

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

RESULTS OF OPERATIONS

Statements of Operations Stated in Dollars and as a Percentage of Total Revenues
(In millions)	Fiscal Quarter Ended				Fiscal Six Months Ended
	July 7, 2007		July 1, 2006		July 7, 2007		July 1, 2006
Net sales	$ 894.5	99.0%	$ 909.6	98.5%	$ 1,959.0	98.8%	$ 1,973.2	98.5%
Licensing income (net)	9.2	1.0%	9.6	1.0%	21.4	1.1%	21.3	1.1%
Service and other revenue	0.2	0.0%	4.7	0.5%	2.0	0.1%	7.9	0.4%

Total revenues	903.9	100.0%	923.9	100.0%	1,982.4	100.0%	2,002.4	100.0%
Cost of goods sold	613.7	67.9%	586.7	63.5%	1,327.1	66.9%	1,277.8	63.8%

Gross profit	290.2	32.1%	337.2	36.5%	655.3	33.1%	724.6	36.2%
Selling, general and administrative expenses	263.1	29.1%	280.5	30.4%	544.9	27.5%	544.8	27.2%
Trademark impairments	69.0	7.6%	-	-	69.0	3.5%	-	-
Impairments of assets held for sale	30.4	3.4%	-	-	30.4	1.5%	-	-
Loss on sale of Polo Jeans Company business	-	-	-	-	-	-	45.1	2.3%

Operating (loss) income	(72.3)	(8.0%)	56.7	6.1%	11.0	0.6%	134.7	6.7%
Net interest expense	13.1	1.4%	10.2	1.1%	27.4	1.4%	23.9	1.2%
Equity in earnings of unconsolidated affiliates	1.5	0.2%	0.9	0.1%	2.1	0.1%	1.8	0.1%

(Loss) income from continuing operations before provision for income taxes	(83.9)	(9.3%)	47.4	5.1%	(14.3)	(0.7%)	112.6	5.6%
(Benefit) provision for income taxes	(32.8)	(3.6%)	17.0	1.8%	(7.6)	(0.4%)	61.6	3.1%

(Loss) income from continuing operations	(51.1)	(5.7%)	30.4	3.3%	(6.7)	(0.3%)	51.0	2.5%
Income from discontinued operations	4.0	0.4%	6.2	0.7%	7.5	0.4%	9.6	0.5%
Cumulative effect of change in accounting for share-based payments, net of tax	-	-	-	-	-	-	1.9	0.1%

Net (loss) income	$ (47.1)	(5.2%)	$ 36.6	4.0%	$ 0.8	0.0%	$ 62.5	3.1%

Percentage totals may not add due to rounding.

Fiscal Quarter Ended July 7, 2007 Compared with Fiscal Quarter Ended July 1, 2006

        Revenues. Total revenues for the second fiscal quarter of 2007 were $903.9 million compared with $923.9 million for the second fiscal quarter of 2006, a decrease of 2.2%.

        Revenues by segment were as follows:

(In millions)	Second Fiscal Quarter of 2007	Second Fiscal Quarter of 2006	Increase/ (Decrease)	Percent Change
Wholesale better apparel	$ 230.0	$ 229.3	$ 0.7	0.3%
Wholesale moderate apparel	255.6	267.9	(12.3)	(4.6%)
Wholesale footwear and accessories	215.9	203.2	12.7	6.3%
Retail	193.2	213.2	(20.0)	(9.4%)
Other	9.2	10.3	(1.1)	(10.7%)

Total revenues	$ 903.9	$ 923.9	$ (20.0)	(2.2%)

        Wholesale better apparel revenues increased primarily due to increased shipments of our Jones New York Signature and Evan-Picone Dress product lines due to increased orders from our customers based on the performance of these brands at retail, new special market programs for these brands, and the launch of our Nine West Jeans, Evan Picone Suit and Rena Rowan Dress lines. These increases were offset by decreased shipping in our Jones Sport product line due to lower special market orders, higher levels of markdowns in our Jones New York Collection to clear excess inventory and the discontinuance of our Jones New York Country apparel line (which we discontinued because we were offering similar products under our Jones New York Signature brand).

        Wholesale moderate apparel revenues decreased primarily due to decreased shipments of our l.e.i., Norton McNaughton, Nine & Co. and Bandolino product lines (where customers are replacing these brands in their locations with private-label and other products) and the discontinuance by our wholesale customers of their exclusive Joneswear Jeans, C.L.O.T.H.E.S., Latina and Duckhead product lines. These decreases were partially offset by increased shipments of our Energie product line due to increased orders from our customers based on the performance of this brand at retail and the introduction of our Jones Wear Studio and Jones & Co. product lines.

        Wholesale footwear and accessories revenues increased primarily due to (1) increased shipments of our Nine West, Enzo Angiolini and AK Anne Klein footwear products and our Nine West handbag products due to higher customer orders from strong product performance at retail, (2) the launch of our Anne Klein New York footwear product line, and (3) increased shipping in our international business due to increased orders from our existing customers and the addition of new territories.

        Retail revenues decreased primarily due to the effect of the closing of our leased Stein Mart locations ($14.9 million) and an 8.0% decline in comparable store sales ($14.8 million) (comparable stores are stores that have been open for a full year, are not scheduled to close in the current period and are not scheduled for an expansion or downsize by more than 25% or relocation to a different street or mall), offset by $4.3 million from new store openings. Excluding Barneys, we began the second fiscal quarter of 2007 with 996 retail locations and had a net increase of seven locations during the quarter to end the quarter with 1,003 locations.

        Revenues for the second fiscal quarter of 2006 also include $4.7 million of service fees charged to Polo under a short-term transition services agreement entered into with Polo at the time of the sale of the Polo Jeans Company business. These revenues are based on contractual monthly and per-unit fees as set forth in the agreement. Of this amount, $3.2 million was recorded in the wholesale better apparel segment, $0.8 million was recorded in the wholesale moderate apparel segment and $0.7 million was recorded in the licensing and other segment.

        Gross Profit. The gross profit margin decreased to 32.1% in the second fiscal quarter of 2007 from 36.5% in the second fiscal quarter of 2006.

        Wholesale better apparel gross profit margins were 33.1% and 37.4% for the second fiscal quarters of 2007 and 2006, respectively. The decrease was due to higher levels of markdowns to clear excess inventory, higher levels of sales to off-price retailers, higher production costs and higher levels of shipments of lower-margin specialty market products.

        Wholesale moderate apparel gross profit margins were 18.8% and 24.6% for the second fiscal quarters of 2007 and 2006, respectively. Margins were negatively impacted in the current period by higher levels of markdowns to clear inventory for the moderate brands we plan to exit or sell, as well as by higher levels of sales to off-price retailers and air shipments compared with the prior period.

        Wholesale footwear and accessories gross profit margins were 27.8% and 28.9% for the second fiscal quarters of 2007 and 2006, respectively. The decrease was primarily the result of higher levels of sales in our lower-margin international business and of our Circa Joan& David footwear product line to off-price retailers, as well as markdowns of our Circa Joan& David and Bandolino footwear product lines due to poor performance at retail. These decreases were offset by lower levels of sales to off-price retailers in our Easy Spirit, AK Anne Klein and various children's footwear product lines, lower markdowns of our Enzo Angiolini footwear products due to improved performance at retail and the launch of our Anne Klein New York footwear product line.

Retail gross profit margins were 49.8% and 54.4% for the second fiscal quarters of 2007 and 2006, respectively. The decrease was primarily the result of a higher level of promotional activity in our footwear and accessories stores in the current period to liquidate excess Spring merchandise.

        Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses were $263.1 million and $280.5 million for the second fiscal quarters of 2007 and 2006, respectively. SG&A expenses in our retail segment increased by $4.1 million, primarily as a result of $1.7 million of higher occupancy costs, $1.4 million of costs related to store remodels and $1.2 million of consulting fees. Lower expenses of $4.8 million resulting from the closure of our leased Stein Mart locations were offset by $2.8 million in expenses resulting from new store openings. SG&A expenses in our other segments decreased primarily due to the effects of our strategic initiatives offset by $2.1 million related to the launch of new product lines. SG&A expenses for the second fiscal quarter of 2006 included $2.6 million in the wholesale better apparel segment related to the closing of the Secaucus warehouse and $10.0 million recorded in the wholesale footwear and accessories segment related to the termination of a former executive officer and the settlement of litigation concerning a license agreement. SG&A expenses for the second fiscal quarter of 2006 also included $2.6 million in the retail segment and $0.9 million recorded in the licensing, other and eliminations segment related to the termination of the former executive officer.

        Operating (Loss) Income. The operating loss for the second fiscal quarter of 2007 was $72.3 million compared with operating income of $56.7 million for the second fiscal quarter of 2006, due to the factors described above, $69.0 million of trademark impairments and $30.4 million of impairments of assets held for sale in the current period.

        Net Interest Expense. Net interest expense was $13.1 million in the second fiscal quarter of 2007 compared with $10.2 million in the second fiscal quarter of 2006. The increase was primarily the result of higher average borrowings during the second fiscal quarter of 2007.

        Provision for Income Taxes. The effective income tax rate on continuing operations was 39.1% for the second fiscal quarter of 2007 and 35.9% for the second fiscal quarter of 2006. The difference was primarily driven by a higher state effective tax rate in the current period.

        Discontinued Operations. Income from discontinued operations before income taxes, which represents the results of Barneys, was $8.2 million and $11.2 million for the second fiscal quarters of 2007 and 2006, respectively. The decrease was primarily due to $0.4 million of higher levels of equity-based compensation expense, $0.4 million of higher levels of interest expense, $1.2 million of higher advertising costs and $0.7 million of higher professional fees in the current period.

        Net (Loss) Income and (Loss) Earnings Per Share. Net loss was $47.1 million in the second fiscal quarter of 2007 compared with net income of $36.6 million in the second fiscal quarter of 2006. Diluted loss per share for the second fiscal quarter of 2007 was $0.44 compared with earnings per share of $0.32 for the second fiscal quarter of 2006, on 5.6% fewer shares outstanding.

Fiscal Six Months Ended July 7, 2007 Compared with Fiscal Six Months Ended July 1, 2006

        Revenues. Total revenues for the first fiscal six months of 2007 were $1.98 billion compared with $2.00 billion for the first fiscal six months of 2006, a decrease of 1.0%.

        Revenues by segment were as follows:

(In millions)	First Fiscal Six Months of 2007	First Fiscal Six Months of 2006	Increase/ (Decrease)	Percent Change
Wholesale better apparel	$ 569.9	$ 567.0	$ 2.9	0.5%
Wholesale moderate apparel	560.5	600.0	(39.5)	(6.6%)
Wholesale footwear and accessories	465.2	431.1	34.1	7.9%
Retail	365.1	381.8	(16.7)	(4.4%)
Other	21.7	22.5	(0.8)	(3.6%)

Total revenues	$ 1,982.4	$ 2,002.4	$ (20.0)	(1.0%)

        Wholesale better apparel revenues increased primarily due to increased shipments of our Jones New York Signature and Evan-Picone Dress product lines due to increased orders from our customers based on the performance of these brands at retail, new special market programs for these brands and the launch of our Nine West Jeans, Evan Picone Suit and Rena Rowan Dress lines. These increases were offset by decreased shipping in our Jones Sport product line due to lower specialty market orders, higher levels of markdowns in our Jones New York Collection to clear excess inventory, the discontinuance of our Jones New York Country apparel line (which we discontinued because we were offering similar products under our Jones New York Signature brand) and by the effects of the sale of the Polo Jeans Company business, which contributed $23.9 million in net sales in the prior period.

        Wholesale moderate apparel revenues decreased primarily due to decreased shipments of our l.e.i., Norton McNaughton, Nine & Co. and Bandolino product lines (where customers are replacing these brands in their locations with private-label and other products) and the discontinuance by our wholesale customers of their exclusive Joneswear Jeans, C.L.O.T.H.E.S., Latina and Duckhead product lines. These decreases were partially offset by increased shipments of our Energie product line due to increased orders from our customers based on the performance of this brand at retail, as well as the introduction of our Jones Wear Studio and Jones & Co. product lines.

        Wholesale footwear and accessories revenues increased primarily due to (1) increased shipments of our AK Anne Klein and Nine West footwear products and our Nine West handbag products due to higher customer orders from strong product performance at retail, (2) the launch of our Anne Klein New York, Joan & David and Boutique 9 footwear product lines, and (3) increased shipping in our international business due to increased orders from our existing customers and the addition of new territories. These increases were partially offset by reductions in our Bandolino and certain other footwear product lines due to retail consolidations.

        Retail revenues decreased primarily due to the effect of the closing of our leased Stein Mart locations ($25.6 million) and a 6.5% decline in comparable store sales ($21.8 million), offset by $5.2 million from new store openings and approximately $14.4 million in net sales for the extra week during the current period. Excluding Barneys, we began the first fiscal six months of 2007 with 1,100 retail locations and had a net decrease of 97 locations (primarily the Stein Mart locations) during the period to end the period with 1,003 locations.

        Revenues for the first fiscal six months of 2007 and 2006 also include $1.6 million and $7.9 million, respectively, of service fees charged to Polo under a short-term transition services agreement entered into with Polo at the time of the sale of the Polo Jeans Company business. These revenues are based on contractual monthly and per-unit fees as set forth in the agreement. Of this amount, $1.1 million was recorded in the wholesale better apparel segment, $0.2 million was recorded in the wholesale moderate apparel segment and $0.3 million was recorded in the licensing and other segment during the first fiscal six months of 2007, and $5.3 million was recorded in the wholesale better apparel segment, $1.4 million was recorded in the wholesale moderate apparel segment and $1.2 million was recorded in the licensing and other segment during the first fiscal six months of 2006.

        Gross Profit. The gross profit margin decreased to 33.1% in the first fiscal six months of 2007 from 36.2% in the first fiscal six months of 2006.

        Wholesale better apparel gross profit margins were 35.3% and 38.6% for the first fiscal six months of 2007 and 2006, respectively. The decrease was due to higher levels of markdowns to clear excess inventory, higher levels of sales to off-price retailers, higher production costs and higher levels of shipments of lower-margin specialty market products.

        Wholesale moderate apparel gross profit margins were 21.4% and 24.8% for the first fiscal six months of 2007 and 2006, respectively. Margins were negatively impacted in the current period by higher levels of markdowns to clear inventory for the moderate brands we plan to exit or sell, as well as by higher levels of sales to off-price retailers and air shipments compared with the prior period.

        Wholesale footwear and accessories gross profit margins were 28.6% and 30.0% for the first fiscal six months of 2007 and 2006, respectively. The decrease was primarily the result of higher levels of sales of our Circa Joan& David footwear product line to off-price retailers and markdowns of our Circa Joan& David and Bandolino footwear product lines due to poor performance at retail, offset by lower levels of sales to off-price retailers in our Nine West, Easy Spirit and Enzo Angiolini footwear product lines and lower markdowns of our Nine West handbag products due to improved performance at retail.

        Retail gross profit margins were 48.7% and 52.5% for the first fiscal six months of 2007 and 2006, respectively. The decrease was primarily the result of a higher level of promotional activity in our footwear and accessories stores in the current period to liquidate excess Fall 2006, Spring 2007 and Anne Klein New York merchandise, including the effects of the closing of all of our Stein Mart retail locations.

        Selling, General and Administrative Expenses. SG&A expenses were $544.9 and $544.8 million in the first fiscal six months of 2007 and 2006, respectively. SG&A expenses in our retail segment increased by $16.0 million, primarily as a result of $6.9 million of higher employee compensation and occupancy costs, $3.6 million related to store remodels and $1.6 million of consulting fees. Lower expenses of $8.7 million resulting from the closure of our leased Stein Mart locations were offset by $3.6 million in expenses resulting to new store openings. SG&A expenses in our other segments decreased primarily due to the effects of our strategic initiatives offset by $5.1 million related to the launch of new product lines, $2.3 million additional stock-based compensation and higher levels of employee compensation due to the extra week in the current period. SG&A expenses for the first fiscal six months of 2006 included $2.6 million in the wholesale better apparel segment related to the closing of the Secaucus warehouse and $10.0 million recorded in the wholesale footwear and accessories segment related to the termination of a former executive officer and the settlement of litigation concerning a license agreement. SG&A expenses for the first fiscal six months of 2006 also included $2.6 million in the retail segment and $0.9 million recorded in the licensing, other and eliminations segment related to the termination of the former executive officer.

        Operating Income. The resulting operating income for the first fiscal six months of 2007 was $11.0 million compared with $134.7 million for the first fiscal six months of 2006, due to the factors described above, $69.0 million of trademark impairments and $30.4 million of impairments of assets held for sale in the current period.

        Net Interest Expense. Net interest expense was $27.4 million in the first fiscal six months of 2007 compared with $23.9 million in the first fiscal six months of 2006. The increase was primarily the result of higher average borrowings during the second fiscal quarter of 2007.

        Provision for Income Taxes. The effective income tax rate on continuing operations was 53.3% for the first fiscal six months of 2007 and 54.7% for the first fiscal six months of 2006. Without the net tax effects of the Polo Jeans Company sale and litigation settlement, the effective tax rate on continuing operations for the first fiscal six months of 2006 was 36.7%. The difference between the 53.3% effective tax rate for the first fiscal six months of 2007 and the 36.7% effective tax rate for the first fiscal six months of 2006 without the net tax effects of the Polo Jeans Company sale and litigation settlement is due primarily to the greater impact of the foreign income difference relative to pre-tax loss in the current period than in the prior period.

        Discontinued Operations. Income from discontinued operations before income taxes, which represents the results of Barneys, was $15.6 million and $17.3 million for the first fiscal six months of 2007 and 2006, respectively. The decrease was primarily due to $0.9 million of higher levels of equity-based compensation expense and $0.9 million of higher levels of interest expense in the current period.

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

        Net Income and Earnings Per Share. Net income was $0.8 million in the first fiscal six months of 2007 compared with $62.5 million in the first fiscal six months of 2006. Diluted earnings per share for the first fiscal six months of 2007 was $0.01 compared with $0.55 for the first fiscal six months of 2006, on 4.8% fewer shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal capital requirements have been to fund acquisitions, pay dividends, working capital needs, capital expenditures and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations and expansion. As of July 7, 2007, total cash and cash equivalents were $57.1 million (including $3.5 million of cash recorded under assets held for sale), a decrease of $14.4 million from the $71.5 million reported as of December 31, 2006 (including $7.2 million of cash recorded under assets held for sale).

        Operating activities from continuing operations used $27.3 million and provided $243.7 million in the first fiscal six months of 2007 and 2006, respectively. The increase in accounts receivable in the current period compared with a decrease in the prior period is primarily the result of the timing of shipments during the current period and a reduction in the prior period accounts receivable balance in the wholesale better apparel segment due to the sale of the Polo Jeans Company business. Inventory increased in the current period compared with a decrease in the prior period, primarily due to the timing of inventory receipts. Accounts payable decreased in the current period compared with an increase in the prior period primarily as a result of the effects of the Polo Jeans Company sale.

        Investing activities from continuing operations used $44.9 million and provided $313.1 million in the first fiscal six months of 2007 and 2006, respectively. The difference was primarily due to cash received from the sale of the Polo Jeans Company business in the prior period.

        Financing activities from continuing operations provided $58.9 million in the first fiscal six months of 2007. Borrowings under our Senior Credit Facilities were primarily used for working capital needs and to pay dividends to our common shareholders. On July 2, 2007, we redeemed all of our outstanding Barneys 9% Senior Secured Notes Due 2008 at par for a total payment of $3.8 million, which is reported under net cash provided by financing activities of discontinued operations.

        Financing activities from continuing operations used $502.2 million in the first fiscal six months of 2006, primarily to repay amounts outstanding under our Senior Credit Facilities, to redeem at maturity our outstanding 7.875% Senior Notes on June 15, 2006, to repurchase our common stock and to pay dividends to our common shareholders.

        We repurchased $125.1 million of our common stock on the open market during the first fiscal six months of 2006 and we repurchased no common stock during the first fiscal six months of 2007. As of July 7, 2007, a total of $1.4 billion had been expended under announced programs to acquire up to $1.7 billion of such shares. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition. Proceeds from the issuance of common stock to our employees exercising stock options amounted to $10.3 million and $13.3 million in the first fiscal six months of 2007 and 2006, respectively.

        At July 7, 2007, we had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.75 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for a $1.0 billion five-year revolving credit facility that expires in June 2009 and a $750.0 million five-year revolving credit facility that expires in June 2010. At July 7, 2007, $466.9 million was outstanding under the credit facility that expires in June 2009 (comprised of $184.1 million in cash borrowings and $282.8 million in outstanding letters of credit) and no amounts were outstanding under the credit facility that expires in June 2010. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require us to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on our ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers and pay dividends.

        One of the provisions of our Senior Credit Facilities requires an interest coverage ratio to be maintained at the end of each quarterly reporting period. As a result of our financial results for the second fiscal quarter of 2007, our interest coverage ratio did not meet the requirement for the quarter ended July 7, 2007. We received a waiver from our lenders addressing this deficiency. We were in compliance with all other debt covenants as of July 7, 2007.

        At July 7, 2007, we also had a C$10.0 million unsecured line of credit in Canada, under which C$0.2 million of letters of credit were outstanding.

        On June 25, 2007, Moody's announced it had placed our credit rating on watch for a possible downgrade. Moody's, which has a Baa3 senior unsecured rating on our outstanding senior notes, said it will review how we use the proceeds from the sale of Barneys and what strategies we develop to shore up our remaining businesses.

        On August 1, 2007, we announced that the Board of Directors had declared a quarterly cash dividend of $0.14 per share to all common stockholders of record as of August 17, 2007 for payment on August 31, 2007.

        We have a joint venture with Sutton Developments Pty. Ltd. ("Sutton") to operate retail locations in Australia. We have unconditionally guaranteed up to $7.0 million of borrowings under the joint venture's uncommitted credit facility and up to $0.4 million of presettlement risk associated with foreign exchange transactions. Sutton is required to reimburse us for 50% of any payments made under these guarantees. At July 1, 2006, the outstanding balance subject to these guarantees was approximately $0.9 million.

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

        The primary interest rate exposures on floating rate financing arrangements are with respect to United States and Canadian short-term interest rates. We had approximately $1.75 billion in variable rate credit facilities at July 7, 2007.

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

        We have made changes to our internal controls and procedures over financial reporting to enhance the control environment as a result of the implementation of SAP, an enterprise resource planning ("ERP") system. We are in the process of implementing SAP throughout Jones Apparel Group, Inc. and our consolidated subsidiaries. SAP will integrate our operational and financial systems and expand the functionality of our financial reporting processes. This process began in late 2006, when we converted our Gloria Vanderbilt, Norton McNaughton and Miss Erika businesses to this system. During the second fiscal quarter of 2007, we did not complete any further conversions in this process. We expect to roll out the implementation of this system to all locations over a multi-year period. As the phased roll out occurs, we may experience changes in internal control over financial reporting each quarter. We expect this ERP system to further advance our control environment by automating manual processes, improving management visibility and standardizing processes as its full capabilities are utilized.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        We have been named as a defendant in various actions and proceedings arising from our ordinary business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in our opinion, any such liability will not have a material adverse financial effect on us.

Item 1A. Risk Factors

        There are certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated. The following risk factors have been updated from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as amended. The risks and uncertainties that could adversely affect us include, without limitation, the following factors.

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

        The apparel, footwear and accessories industries have historically been subject to rapidly changing fashion trends and consumer preferences. We believe that our success is largely dependent on our ability to anticipate and respond promptly to changing consumer demands and fashion trends in the design, styling and production of our products and in the merchandising and pricing of products in our retail stores. If we cannot gauge consumer needs and fashion trends and respond appropriately, then consumers may not purchase our products. This would result in reduced sales and profitability and in excess inventories, which would have a material adverse effect on us.

        We believe that consumers in the United States are shopping less in department stores (our traditional distribution channel) and more in other channels, such as specialty shops and mid-tier locations where value is perceived to be higher. We have responded to these trends by enhancing the brand equity of our brands through our focus on design, quality and value, and through strategic acquisitions which provide diversification to the business by adding new distribution channels, labels and product lines. Our strategy also involves planned divestiture or closing of certain of our moderate apparel product lines, increased investment in our core brands, remodeling of our retail locations and implementation of new and enhanced retail systems. Despite our efforts to respond to these trends, there can be no assurance that these trends will not have a material adverse effect on us.

        The apparel, footwear and accessories industries are heavily influenced by general economic cycles that affect consumer spending. A prolonged period of depressed consumer spending would have a material adverse effect on us.

        The apparel, footwear and accessories industries have historically been subject to cyclical variations, recessions in the general economy and uncertainties regarding future economic prospects that affect consumer spending habits, which could negatively impact our business. The success of our operations depends on a number of factors impacting discretionary consumer spending, including general economic conditions, consumer confidence, wages and unemployment, consumer debt, interest rates, fuel and energy costs, taxation and political conditions. A downturn in the economy may affect consumer purchases of our products and adversely impact our continued growth and profitability.

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

        As of July 7, 2007, the book value of our goodwill and other intangibles, excluding amounts reported under assets held for sale, was $1.7 billion. We utilize independent third-party appraisals to estimate the fair value of both our goodwill and our intangible assets with indefinite lives. These appraisals are based on projected cash flows and interest rates. If interest rates or future cash flows were to differ significantly from the assumptions used in these projections, material non-cash impairment losses could result where the estimated fair values of these assets become less than their carrying amounts.

        Our continued strategic operational reviews and efforts to improve profitability and the continued trend of our moderate customers towards differentiated product offerings has led us to make the strategic decision to exit or sell some of our moderate product lines by year end 2007. As a result of the loss of these projected revenues, we recorded impairments for our Norton McNaughton and Erika trademarks of $69.0 million in our licensing, other and eliminations segment during the fiscal quarter ended July 7, 2007.

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

        The loss of key personnel could disrupt our operations and our ability to successfully execute our strategies.

        Our executive officers and other members of senior management have substantial experience and expertise in our business. Our success depends to a significant extent both upon the continued services of these individuals as well as our ability to attract, hire, motivate and retain additional talented and highly qualified management in the future. Competition for key executives in the apparel, footwear and accessories industries is intense, and our operations and the execution of our business strategies could be adversely affected if we cannot attract and retain qualified executives and other key personnel.

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

        We are in the process of implementing the SAP Apparel and Footwear Solution as our core operational and financial system. The implementation of the SAP Apparel and Footwear Solution software, which began at select locations in November 2006, is a key part of our ongoing efforts to eliminate redundancies and enhance our overall cost structure and margin performance. Difficulties migrating existing systems at our remaining locations to this new software could impact our ability to design, produce and ship our products on a timely basis.

Item 4. Submission of Matters to a Vote of Securities Holders

        The 2006 Annual Meeting of Stockholders was held on June 14, 2007. The proposals submitted to the vote of the stockholders and the results of the votes were as follows:

	For	Against	Withheld	Abstain	Broker Non-Votes
Election of Directors
Peter Boneparth	92,382,240	*	3,307,422	*	*
Sidney Kimmel	91,604,789	*	4,084,873	*	*
Howard Gittis	70,673,573	*	25,016,089	*	*
Matthew H. Kamens	91,809,992	*	3,879,670	*	*
J. Robert Kerrey	94,325,051	*	1,364,611	*	*
Ann N. Reese	94,259,798	*	1,429,864	*	*
Gerald C. Crotty	94,329,159	*	1,360,503	*	*
Lowell W. Robinson	94,329,397	*	1,360,265	*	*
Frits D. van Paasschen	94,316,214	*	1,373,448	*	*

Ratification of the selection of BDO Seidman, LLP as our independent registered public accountants for 2007	92,382,480	2,771,621	*	535,563	*
Approval of an amendment to our by-laws	91,848,879	3,171,594	*	669,190	*

	For	Against	Withheld	Abstain	Broker Non-Votes
Approval of the 2007 Executive Annual Cash Incentive Plan	91,020,076	4,101,826	*	567,762	*
Shareholder proposal regarding advisory vote on executive compensation	43,436,864	46,260,694	*	727,343	5,264,761

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
  our ability to attract and retain qualified executives and other key personnel;
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

JONES APPAREL GROUP, INC.
(Registrant)

Date: August 14, 2007	By /s/ Wesley R. Card WESLEY R. CARD President and Chief Executive Officer By /s/ John T. McClain JOHN T. McCLAIN Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1*	Amended and Restated By-Laws.
31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32[o]	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________
* Filed herewith.
o Furnished herewith.