Form 10-Q
period 2007-10-06
JONES APPAREL GROUP INC
filed 2007-11-05
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 6, 2007

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock $.01 par value	Outstanding at November 3, 2007 85,259,781

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Jones Apparel Group, Inc.
Consolidated Balance Sheets (Unaudited)
(All amounts in millions except per share data)

	October 6, 2007	September 30, 2006	December 31, 2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 109.0	$ 29.9	$ 64.3
Accounts receivable	505.9	524.1	357.8
Inventories	590.3	552.1	530.8
Assets held for sale	5.1	207.6	620.8
Deferred taxes	42.2	35.8	53.7
Prepaid expenses and other current assets	57.7	67.2	67.5

TOTAL CURRENT ASSETS	1,310.2	1,416.7	1,694.9
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $433.3, $432.8 and $427.2	297.5	273.8	279.5
GOODWILL	1,051.9	1,493.2	1,051.9
OTHER INTANGIBLES, at cost, less accumulated amortization	626.1	759.4	708.3
DEFERRED TAXES	19.3	-	-
ASSETS HELD FOR SALE	-	404.4	-
OTHER ASSETS	53.9	50.8	52.4

	$ 3,358.9	$ 4,398.3	$ 3,787.0

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$ -	$ 191.2	$ 100.0
Current portion of capital lease obligations	4.5	4.0	4.1
Accounts payable	190.9	234.3	277.9
Liabilities related to assets held for sale	-	90.1	180.7
Income taxes payable	46.1	61.0	11.3
Accrued employee compensation	47.2	45.5	42.7
Accrued expenses and other current liabilities	117.9	91.7	94.0

TOTAL CURRENT LIABILITIES	406.6	717.8	710.7

NONCURRENT LIABILITIES:
Long-term debt	749.4	749.3	749.3
Obligations under capital leases	29.6	36.9	35.8
Deferred taxes	7.4	160.6	7.8
Liabilities related to assets held for sale	-	93.2	-
Other	72.3	66.9	71.8

TOTAL NONCURRENT LIABILITIES	858.7	1,106.9	864.7

TOTAL LIABILITIES	1,265.3	1,824.7	1,575.4

COMMITMENTS AND CONTINGENCIES	-	-	-
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-	-	-
Common stock, $.01 par value - shares authorized 200.0; issued 153.5, 152.7 and 153.2	1.5	1.5	1.5
Additional paid-in capital	1,257.9	1,301.6	1,320.0
Retained earnings	2,582.6	2,511.0	2,226.4
Accumulated other comprehensive loss	(1.4)	(4.4)	(5.9)
Treasury stock, 65.8, 42.5 and 45.3 shares, at cost	(1,747.0)	(1,236.1)	(1,330.4)

TOTAL STOCKHOLDERS' EQUITY	2,093.6	2,573.6	2,211.6

	$ 3,358.9	$ 4,398.3	$ 3,787.0

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Operations (Unaudited)
(All amounts in millions except per share data)

	Fiscal Quarter Ended		Fiscal Nine Months Ended
	October 6, 2007	September 30, 2006	October 6, 2007	September 30, 2006

Net sales	$ 1,011.8	$ 1,058.3	$ 2,970.8	$ 3,031.5
Licensing income (net)	15.4	14.2	36.8	35.5
Service and other revenue	0.4	5.0	2.3	12.9

Total revenues	1,027.6	1,077.5	3,009.9	3,079.9
Cost of goods sold	701.1	704.6	2,028.1	1,982.4

Gross profit	326.5	372.9	981.8	1,097.5
Selling, general and administrative expenses	286.2	270.9	831.2	815.6
Trademark impairments	11.5	-	80.5	-
Reversal of losses on assets held for sale	(30.4)	-	-	-
Loss on sale of Polo Jeans Company business	-	-	-	45.1

Operating income	59.2	102.0	70.1	236.8
Interest income	1.0	0.5	1.7	3.3
Interest expense and financing costs	13.7	10.6	41.7	37.4
Equity in earnings of unconsolidated affiliates	1.0	1.1	3.1	2.9

Income from continuing operations before provision for income taxes	47.5	93.0	33.2	205.6
(Benefit) provision for income taxes	(90.9)	34.6	(98.5)	96.2

Income from continuing operations	138.4	58.4	131.7	109.4
Income from discontinued operations, net of tax	261.7	4.6	269.2	14.2
Cumulative effect of change in accounting for share-based payments, net of tax	-	-	-	1.9

Net income	$ 400.1	$ 63.0	$ 400.9	$ 125.5

Earnings per share
Basic
Income from continuing operations	$1.39	$0.53	$1.26	$0.98
Income from discontinued operations	2.62	0.04	2.57	0.12
Cumulative effect of change in accounting for share-based payments	-	-	-	0.02

Basic earnings per share	$4.01	$0.57	$3.83	$1.12

Diluted
Income from continuing operations	$1.37	$0.52	$1.24	$0.96
Income from discontinued operations	2.60	0.04	2.53	0.12
Cumulative effect of change in accounting for share-based payments	-	-	-	0.02

Basic earnings per share	$3.97	$0.56	$3.77	$1.10

Weighted average common shares and share equivalents outstanding
Basic	99.7	110.5	104.6	111.7
Diluted	100.7	112.4	106.3	113.8
Dividends declared per share	$0.14	$0.12	$0.42	$0.36

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)
(All amounts in millions except per share data)

	Number of common shares outstanding	Total stock- holders' equity	Common stock	Additional paid-in capital	Retained earnings	Accumu- lated other compre- hensive income (loss)	Treasury stock
Balance, January 1, 2006	115.9	$ 2,666.4	$ 1.5	$ 1,269.4	$ 2,426.2	$ (6.5)	$ (1,024.2)
Fiscal nine months ended September 30, 2006:
Comprehensive income:
Net income	-	125.5	-	-	125.5	-	-
Change in fair value of cash flow hedges, net of $0.8 tax	-	1.0	-	-	-	1.0	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.7 tax	-	(1.2)	-	-	-	(1.2)	-
Foreign currency translation adjustments	-	2.3	-	-	-	2.3	-

Total comprehensive income		127.6

Issuance of restricted stock to employees, net of forfeitures	0.5	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	13.7	-	13.7	-	-	-
Exercise of employee stock options	0.8	19.3	-	19.3	-	-	-
Excess tax benefits from share-based payment arrangements	-	2.3	-	2.3	-	-	-
Dividends on common stock ($0.36 per share)	-	(40.7)	-	-	(40.7)	-	-
Cumulative effect of change in accounting for share-based payments	-	(3.1)	-	(3.1)	-	-	-
Treasury stock acquired	(7.0)	(211.9)	-	-	-	-	(211.9)

Balance, September 30, 2006	110.2	$ 2,573.6	$ 1.5	$ 1,301.6	$ 2,511.0	$ (4.4)	$ (1,236.1)

Balance, January 1, 2007	107.9	$ 2,211.6	$ 1.5	$ 1,320.0	$ 2,226.4	$ (5.9)	$ (1,330.4)
Fiscal Nine Months ended October 6, 2007:
Comprehensive income:
Net income	-	400.9	-	-	400.9	-	-
Change in fair value of cash flow hedges, net of $1.7 tax	-	(2.4)	-	-	-	(2.4)	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.1 tax	-	(0.4)	-	-	-	(0.4)	-
Foreign currency translation adjustments	-	7.3	-	-	-	7.3	-

Total comprehensive income		405.4

Forfeitures of restricted stock to employees, net of issuances	(0.2)	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	5.5	-	5.5	-	-	-
Exercise of employee stock options	0.5	11.1	-	11.1	-	-	-
Excess tax benefits from share-based payment arrangements	-	1.6	-	1.6	-	-	-
Dividends on common stock ($0.42 per share)	-	(45.3)	-	-	(45.3)	-	-
Treasury stock acquired	(20.5)	(496.9)	-	(80.3)	-	-	(416.6)
Other	-	0.6	-	-	0.6	-	-

Balance, October 6, 2007	87.7	$ 2,093.6	$ 1.5	$ 1,257.9	$ 2,582.6	$ (1.4)	$ (1,747.0)

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(All amounts in millions)

		Fiscal Nine Months Ended
		October 6, 2007	September 30, 2006

	CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income	$ 400.9	$ 125.5
Less:	Income from discontinued operations	(269.2)	(14.2)
	Cumulative effect of change in accounting for share-based payments, net of tax	-	(1.9)

	Income from continuing operations	131.7	109.4

	Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities, net of acquisitions and divestitures:
	Loss on sale of Polo Jeans Company business	-	45.1
	Amortization expense in connection with employee stock options and restricted stock	12.3	10.2
	Depreciation and other amortization	55.9	54.1
	Trademark impairments	80.5	-
	Equity in earnings of unconsolidated affiliates	(3.1)	(2.9)
	Provision for losses on accounts receivable	2.3	(0.5)
	Deferred taxes	(22.9)	27.4
	Other items, net	1.1	0.7
	Changes in operating assets and liabilities:
	Accounts receivable	(148.5)	(109.2)
	Inventories	(56.7)	(11.6)
	Prepaid expenses and other current assets	8.4	(4.4)
	Other assets	0.9	2.4
	Accounts payable	(88.0)	11.7
	Income taxes payable	(102.3)	8.6
	Accrued expenses and other current liabilities	17.6	9.8
	Other liabilities	0.1	2.4

	Total adjustments	(242.4)	43.8

	Net cash (used in) provided by operating activities of continuing operations	(110.7)	153.2
	Net cash provided by operating activities of discontinued operations	38.9	8.0

	Net cash (used in) provided by operating activities	(71.8)	161.2

	CASH FLOWS FROM INVESTING ACTIVITIES:
	Proceeds from sale of Barneys, net of cash sold and selling costs	858.7	-
	Net proceeds from sale of Polo Jeans Company business	-	350.6
	Capital expenditures	(79.0)	(70.4)
	Proceeds from sales of property, plant and equipment	2.8	0.1

	Net cash provided by investing activities of continuing operations	782.5	280.3
	Net cash used in investing activities of discontinued operations	(40.5)	(45.0)

	Net cash provided by investing activities	742.0	235.3

	CASH FLOWS FROM FINANCING ACTIVITIES:
	Net (repayments) borrowings under credit facilities	(100.0)	61.7
	Redemption at maturity of 7.875% Senior Notes	-	(225.0)
	Principal payments on capital leases	(2.9)	(3.2)
	Purchases of treasury stock	(496.9)	(211.9)
	Dividends paid	(45.3)	(40.7)
	Proceeds from exercise of employee stock options	11.1	19.3
	Net cash advances to discontinued operations	(21.8)	(34.4)
	Excess tax benefits from share-based payment arrangements	1.6	2.3

	Net cash used in financing activities of continuing operations	(654.2)	(431.9)
	Net cash provided by financing activities of discontinued operations	18.0	34.4

	Net cash used in financing activities	(636.2)	(397.5)

	EFFECT OF EXCHANGE RATES ON CASH	3.5	0.4

	NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	37.5	(0.6)
	CASH AND CASH EQUIVALENTS, BEGINNING, including $7.2 and $6.9 reported under assets held for sale	71.5	34.9

	CASH AND CASH EQUIVALENTS, ENDING, including $4.4 reported under assets held for sale in 2006	$ 109.0	$ 34.3

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

        In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the assets and liabilities relating to Barneys have been reclassified as held for sale in the Consolidated Balance Sheets for all periods presented and the results of operations of Barneys for the current and prior periods have been reported as discontinued operations. For further information, see "Discontinued Operations."

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

        We recorded a loss of approximately $145.1 million after allocating $356.7 million of goodwill to the business sold. We also recorded an after-tax gain of approximately $96.3 million related to the litigation settlement, resulting in a combined after tax loss of approximately $48.8 million. The combined loss created federal and state capital loss carryforwards that we did not expect to be realizable and, as a result, we increased our deferred tax valuation allowance to offset the deferred tax benefit recorded as a result of the combined loss.

        Long-lived assets included in the sale include $2.0 million of net property, plant and equipment and $5.5 million of unamortized long-term prepaid marketing expenses. Net sales for the Polo Jeans Company business, which are reported under the wholesale better apparel segment, were $24.6 million for the fiscal Nine months ended September 30, 2006.

STOCK-BASED EMPLOYEE COMPENSATION

        In December 2004, the FASB issued a revision of SFAS No. 123, "Share-Based Payment" (hereinafter referred to as "SFAS No. 123R"), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. We adopted SFAS No. 123R on January 1, 2006 using the modified prospective application option. As a result, the compensation cost for the portion of awards we granted before January 1, 2006 for which the requisite service had not been rendered and that were outstanding as of January 1, 2006 will be recognized as the remaining requisite service is rendered. In addition, the adoption of SFAS No. 123R required us to change from recognizing the effect of forfeitures as they occur to estimating the number of outstanding instruments for which the requisite service is not expected to be rendered. As a result, we recorded a pretax gain of $3.1 million on January 1, 2006, which is reported as a cumulative effect of a change in accounting principle. We were also required to change the amortization period for employees eligible to retire from the period over which the awards vest to the period from the grant date to the date the employee is eligible to retire. This change resulted in additional amortization expense of $2.3 million and $0.2 million for the fiscal nine months ended October 6, 2007 and September 30, 2006, respectively. Concurrently with the adoption of SFAS No. 123R, we have shifted the composition of our share-based compensation awards towards the use of restricted shares and away from the use of employee stock options.

ACCOUNTS RECEIVABLE

        Accounts receivable consist of the following:

(In millions)	October 6, 2007	September 30, 2006	December 31, 2006
Trade accounts receivable	$ 545.7	$ 561.5	$ 388.4
Allowances for doubtful accounts, returns, discounts and co-op advertising	(39.8)	(37.4)	(30.6)

	$ 505.9	$ 524.1	$ 357.8

INVENTORIES

        Inventories are summarized as follows (in millions):

	October 6, 2007	September 30, 2006	December 31, 2006
Raw materials	$ 0.9	$ 12.1	$ 10.4
Work in process	5.5	18.2	10.1
Finished goods	583.9	521.8	510.3

	$ 590.3	$ 552.1	$ 530.8

EARNINGS PER SHARE

        The computation of basic and diluted earnings per share is as follows:

	Fiscal Quarter Ended		Fiscal Nine Months Ended
(In millions except per share amounts)	October 6, 2007	September 30, 2006	October 6, 2007	September 30, 2006

Income from continuing operations	$ 138.4	$ 58.4	$ 131.7	$ 109.4
Income from discontinued operations	261.7	4.6	269.2	14.2
Cumulative effect of change in accounting for share-based payments	-	-	-	1.9

Net income	$ 400.1	$ 63.0	$ 400.9	$ 125.5

Weighted average common shares outstanding - basic	99.7	110.5	104.6	111.7
Effect of dilutive employee stock options and restricted stock	1.0	1.9	1.7	2.1

Weighted average common shares and share equivalents outstanding - diluted	100.7	112.4	106.3	113.8

Earnings per share - basic
Income from continuing operations	$1.39	$0.53	$1.26	$0.98
Income from discontinued operations	2.62	0.04	2.57	0.12
Cumulative effect of change in accounting for share-based payments	-	-	-	0.02

Basic earnings per share	$4.01	$0.57	$3.83	$1.12

Earnings per share - diluted
Income from continuing operations	$1.37	$0.52	$1.24	$0.96
Income from discontinued operations	2.60	0.04	2.53	0.12
Cumulative effect of change in accounting for share-based payments	-	-	-	0.02

Diluted earnings per share	$3.97	$0.56	$3.77	$1.10

DISCONTINUED OPERATIONS

        On June 22, 2007, we entered into a definitive stock purchase agreement to sell Barneys to an affiliate of Istithmar PJSC, a Dubai-based private equity and alternative investment house ("Istithmar"), for $825.0 million in cash, subject to certain purchase price adjustments. We subsequently received additional proposals from a third party to acquire Barneys and, as permitted under the stock purchase agreement, we entered into discussions with that party. On August 8, 2007, we entered into an amended and restated definitive stock purchase agreement to sell Barneys to Istithmar for $942.3 million in cash, subject to certain purchase price adjustments. The sale was completed on September 6, 2007. At the closing of the sale, we received $947.5 million of cash, including $5.2 million related to estimated working capital and capital expenditure adjustments, which is subject to certain post-closing adjustments. We also paid an aggregate of $51.5 million in cash as of October 6, 2007 for bonuses for key Barneys employees, compensation for restricted stock held by certain employees of Barneys that was forfeited upon the completion of the sale and other fees and costs related to the sale. Net cash proceeds, after estimated taxes to be paid, amounted to approximately $850.0 million.  This transaction will not result in a default under, or obligation to redeem or repurchase, any of our senior notes.

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

	Fiscal Quarter Ended		Fiscal Nine Months Ended
(In millions)	October 6, 2007	September 30, 2006	October 6, 2007	September 30, 2006

Total revenues	$ 113.2	$ 163.4	$ 452.1	$ 450.5

Income from operations of Barneys before provision for taxes	$ 6.4	$ 7.8	$ 22.0	$ 25.1
Provision for income taxes	2.9	3.2	11.0	10.9

Income from operations of Barneys	3.5	4.6	11.0	14.2

Gain on sale of Barneys before provision for income taxes	395.8	-	395.8	-
Provision for income taxes	137.6	-	137.6	-

Gain on sale of Barneys	258.2	-	258.2	-

Income from discontinued operations	$ 261.7	$ 4.6	$ 269.2	$ 14.2

        We have allocated interest expense to discontinued operations based on the weighted-average monthly borrowing rate under our senior credit facilities applied to the average net monthly balance of funds that have been advanced to Barneys. As a result of the capital gain generated by the sale of Barneys, we reversed a $107.7 million deferred tax valuation allowance previously created from capital loss carryforwards that we had not expected to be able to utilize. The reversal of the tax valuation allowance has been recorded in income from continuing operations.

        The moderate product lines we are exiting, as discussed under "Trademark Impairments" below, have not been classified as discontinued operations as they do not meet the criteria for discontinued operations as set forth in SFAS No. 144.

TRADEMARK IMPAIRMENTS

        On May 1, 2007, we made the strategic decision to exit or sell some of our moderate product lines by year end 2007 as a result of the continued trend of our moderate customers towards differentiated product offerings. We believe that exiting or selling these product lines will strengthen our future operating results and allow us to focus primarily on growth opportunities in our remaining wholesale product lines, which have strong fundamentals and operate at substantially higher margins. This decision will not impact in any way our denim and junior division labels such as Gloria Vanderbilt, l.e.i., Energie, GLO, Jeanstar, Grane and others, which are also reported in the wholesale moderate apparel segment. As a result of the loss of these projected revenues, we recorded impairments for our Norton McNaughton and Erika trademarks of $80.5 million during the fiscal nine months ended October 6, 2007.

ASSETS HELD FOR SALE

        The assets and liabilities relating to Barneys have been reclassified as held for sale in the Consolidated Balance Sheets at September 30, 2006 and December 31, 2006. Assets held for sale on December 31, 2006 also include property, plant and equipment at our Bristol, Pennsylvania distribution facility and our Mexican production facilities, which have been closed. Assets held for sale at October 6, 2007 represent our Mexican production facilities.

        The assets and liabilities relating to these businesses consist of:

(In millions)	Barneys	Other	Total
At October 6, 2007:
Property, plant and equipment	$ -	$ 5.1	$ 5.1

At September 30, 2006:
Inventories	$ 124.2	$ -	$ 124.2
Other current assets	83.4	-	83.4
Property, plant and equipment	93.0	-	93.0
Goodwill	247.4	-	247.4
Other intangibles	63.8	-	63.8
Other assets	0.2	-	0.2

Assets held for sale	$ 612.0	$ -	$ 612.0

Current liabilities	$ 90.1	$ -	$ 90.1
Long-term debt	3.5	-	3.5
Long-term portion of deferred taxes	34.1	-	34.1
Other long-term liabilities	55.6	-	55.6

Liabilities related to assets held for sale	$ 183.3	$ -	$ 183.3

At December 31, 2006:
Inventories	$ 105.5	$ -	$ 105.5
Other current assets	93.8	-	93.8
Property, plant and equipment	105.4	5.2	110.6
Goodwill	247.4	-	247.4
Other intangibles	63.3	-	63.3
Other assets	0.2	-	0.2

Assets held for sale	$ 615.6	$ 5.2	$ 620.8

Current liabilities	$ 85.4	$ -	$ 85.4
Long-term debt	3.5	-	3.5
Long-term portion of deferred taxes	34.7	-	34.7
Other long-term liabilities	57.1	-	57.1

Liabilities related to assets held for sale	$ 180.7	$ -	$ 180.7

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

        We had previously estimated the fair value of the moderate net assets to be sold to be $22.5 million based upon preliminary sales negotiations, and recorded losses of $30.4 million to write these assets down to realizable value during the fiscal quarter ended July 7, 2007. As of July 7, 2007, we had reported these assets as assets held for sale. During the fiscal quarter ended October 6, 2007, we decided to shut down and liquidate these brands. We have reclassified the assets previously reported as assets held for sale as assets held and used and, as a result, we reversed $16.8 million of previously reported losses on assets held for sale since the carrying value of these current assets will now be recovered during the process of shutting down and liquidating the related brands. We also reclassified the remaining $13.6 million of previously reported impairments of assets held for sale as additional impairments of trademarks and property, plant and equipment of $11.5 million and $2.1 million, respectively. The moderate product lines we are exiting have not been classified as discontinued operations as they do not meet the criteria for discontinued operations as set forth in SFAS No. 144.

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

        On September 12, 2006, we announced the closing of certain El Paso, Texas and Mexican operations related to the decision by Polo to discontinue the Polo Jeans Company product line (the "manufacturing restructuring"), which we produced for Polo subsequent to the sale of the Polo Jeans Company business to Polo in February 2006.  In connection with the El Paso closing, we recorded $4.3 million of one-time termination benefits and associated employee costs for an estimated 134 employees and $0.7 million of other costs. Of this amount, $2.5 million has been reported as a selling, general and administrative expense and $2.5 million has been reported as a cost of sales in the wholesale moderate apparel segment (of which $0.3 and $0.6 million was recorded in selling, general and administrative expenses and cost of sales, respectively, during the fiscal nine months ended October 6, 2007). In connection with the Mexican closing, we expect to incur $3.7 million of one-time termination benefits and associated employee costs for an estimated 1,729 employees and $0.7 million of other costs. Of this amount, $3.1 million and $0.4 million have been reported as cost of sales and selling, general and administrative expenses, respectively, in the wholesale moderate apparel segment (of which $0.3 million and $0.4 million were recorded as cost of sales and selling, general and administrative expenses, respectively, during the fiscal nine months ended October 6, 2007). The remaining $0.2 million will be recorded during the fiscal quarter ending December 31, 2007. In addition, we determined the estimated fair value of the property, plant and equipment employed in Mexico was less than its carrying value. As a result, we recorded an impairment loss of $8.5 million, which is also reported as cost of sales in the wholesale moderate apparel segment, with the estimated fair value of $5.2 million reclassified as assets held for sale. The closings were substantially completed by the end of March 2007.

        Our continued strategic operational reviews and efforts to improve profitability and the continued trend of our moderate customers towards differentiated product offerings has led us to make the strategic decision to exit or sell some of our moderate product lines by year end 2007 (the "moderate restructuring"). In connection with the moderate restructuring, we recorded $6.7 million of one-time termination benefits and associated employee costs for an estimated 123 employees as a selling, general and administrative expense in the wholesale moderate apparel segment for the fiscal nine months ended October 6, 2007, of which $5.1 million was recorded during the fiscal quarter ended October 6, 2007. The moderate restructuring will be substantially complete by the end of 2007.

        The accrual of restructuring costs and liabilities, of which $7.2 million is included in accrued expenses and other current liabilities and $1.2 million is included in other noncurrent liabilities, is as follows:

(In millions)	Severance and other employee costs	Closing of retail stores and consolidation of facilities	Denim restructuring	Manufacturing restructuring	Total
Balance, January 1, 2006	$ 3.4	$ 2.1	$ 2.5	$ -	$ 8.0
Net additions (reversals)	3.9	1.6	(0.5)	0.8	5.8
Payments and reductions	(5.7)	(0.8)	(1.8)	(0.3)	(8.6)

Balance, September 30, 2006	$ 1.6	$ 2.9	$ 0.2	$ 0.5	$ 5.2

Balance, January 1, 2007	$ 1.4	$ 1.6	$ -	$ 3.4	$ 6.4
Net additions	6.7	-	-	1.6	8.3
Payments and reductions	(2.3)	(0.4)	-	(3.7)	(6.4)

Balance, October 6, 2007	$ 5.8	$ 1.2	$ -	$ 1.3	$ 8.3

        Estimated severance payments and other employee costs of $5.8 million accrued at October 6, 2007 relate to the remaining estimated severance for 120 employees. During the fiscal nine months ended October 6, 2007 and September 30, 2006, $2.3 million and $5.7 million, respectively, of the reserve was utilized (relating to partial or full severance and related costs for 524 and 293 employees, respectively). Employee groups affected (totaling an estimated 989 employees) included administrative, warehouse and management personnel at locations closed.

        The $1.2 million accrued at October 6, 2007 for the consolidation of facilities relates to expected costs to be incurred, including lease obligations, for closing certain acquired facilities in connection with consolidating their operations into our other existing facilities.

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

        The details of the manufacturing restructuring accruals are as follows:

(In millions)	One-time termination benefits	Other associated costs	Total denim restructuring
Balance, January 1, 2006	$ -	$ -	$ -
Additions	0.8	-	0.8
Payments and reductions	(0.3)	-	(0.3)

Balance, September 30, 2006	$ 0.5	$ -	$ 0.5

Balance, January 1, 2007	$ 2.8	$ 0.6	$ 3.4
Additions	1.0	0.6	1.6
Payments and reductions	(3.4)	(0.3)	(3.7)

Balance, October 6, 2007	$ 0.4	$ 0.9	$ 1.3

        The $1.3 million accrued at October 6, 2007 represents $0.4 million of one-time termination benefits for three employees and $0.9 million of legal fees and related costs. During the fiscal nine months ended October 6, 2007 and September 30, 2006, $3.4 million and $0.3 million, respectively, of the termination benefits reserve was utilized (relating to partial or full severance for 122 and 262 employees, respectively).

        Our plans have not been finalized in all areas, and additional restructuring costs may result as we continue to evaluate and assess the impact of duplicate responsibilities, warehouses and office locations. We do not expect any final adjustments to be material. Any additional costs will be charged to operations in the period in which they occur.

STATEMENT OF CASH FLOWS

Fiscal Nine Months Ended: (In millions)	October 6, 2007	September 30, 2006
Supplemental disclosures of cash flow information:
Cash paid during the period by continuing operations for:
Interest	$ 29.5	$ 30.3
Net income tax payments	37.6	55.7

Supplemental disclosures of non-cash investing and financing activities for continuing operations:
Equipment acquired through capital lease financing	3.9	3.9
Restricted stock issued to employees	18.7	8.8

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

        We are exposed to market risk related to changes in foreign currency exchange rates. We have assets and liabilities denominated in certain foreign currencies. In addition, at October 6, 2007, we had outstanding foreign exchange contracts for a Canadian subsidiary to exchange Canadian Dollars for a total of US $31.4 million through December 2008.

        We recorded amortization of net gains resulting from the termination of interest rate swaps and locks of $2.3 million during the fiscal nine months ended September 30, 2006 as a reduction of interest expense of continuing operations. We reclassified $0.1 million of net gains and $0.5 million of net losses from foreign currency exchange contracts to cost of sales of continuing operations during the fiscal nine months ended October 6, 2007 and September 30, 2006, respectively. There has been no material ineffectiveness related to our foreign currency exchange contracts as the instruments are designed to be highly effective in offsetting losses and gains on transactions being hedged. If foreign currency exchange rates do not change from their October 6, 2007 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months also will not be material. The actual amounts that will be reclassified to earnings over the next 12 months could vary, however, as a result of changes in market conditions.

PENSION PLANS

Components of Net Periodic Benefit Cost

	Fiscal Quarter Ended		Fiscal Nine Months Ended
(In millions)	October 6, 2007	September 30, 2006	October 6, 2007	September 30, 2006
Interest cost	$ 0.6	$ 0.5	$ 1.9	$ 1.6
Expected return on plan assets	(0.6)	(0.4)	(1.7)	(1.4)
Settlements	-	0.7	-	0.7
Amortization of net loss	0.3	0.2	0.8	0.7

Net periodic benefit cost	$ 0.3	$ 1.0	$ 1.0	$ 1.6

Employer Contributions

        As of October 6, 2007, we have made contributions of $9.4 million to our defined benefit pension plans. We do not anticipate making any additional contributions during 2007.

SEGMENT INFORMATION

        We identify operating segments based on, among other things, the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operations are comprised of four reportable segments: wholesale better apparel, wholesale moderate apparel, wholesale footwear and accessories, and retail. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores, the retail segment includes operations by our own stores, and income and expenses related to trademarks, licenses and general corporate functions are reported under "licensing, other and eliminations." We define segment profit as operating income before net interest expense, equity in earnings of unconsolidated affiliates, gains or losses on disposition of businesses (including related asset impairments) and income taxes. Summarized below are our revenues and income from continuing operations by reportable segment for the fiscal quarters and nine months ended October 6, 2007 and September 30, 2006.

(In millions)	Wholesale Better Apparel	Wholesale Moderate Apparel	Wholesale Footwear & Accessories	Retail	Licensing, Other & Eliminations	Consolidated
For the fiscal quarter ended October 6, 2007
Revenues from external customers	$ 320.5	$ 246.9	$ 267.8	$ 176.8	$ 15.6	$ 1,027.6
Intersegment revenues	46.9	2.0	24.8	-	(73.7)	-

Total revenues	367.4	248.9	292.6	176.8	(58.1)	1,027.6

Segment income (loss)	$ 44.9	$ (9.9)	$ 40.8	$ (15.3)	$ (31.7)	28.8

Net interest expense						(12.7)
Reversal of losses on assets held for sale						30.4
Equity in earnings of unconsolidated affiliates						1.0

Income from continuing operations before provision for income taxes						$ 47.5

For the fiscal quarter ended September 30, 2006
Revenues from external customers	$ 320.7	$ 287.4	$ 260.0	$ 194.5	$ 14.9	$ 1,077.5
Intersegment revenues	41.9	0.9	16.0	-	(58.8)	-

Total revenues	362.6	288.3	276.0	194.5	(43.9)	1,077.5

Segment income	$ 48.8	$ 20.4	$ 36.7	$ 3.8	$ (7.7)	102.0

Net interest expense						(10.1)
Equity in earnings of unconsolidated affiliates						1.1

Income from continuing operations before provision for income taxes						$ 93.0

For the fiscal nine months ended October 6, 2007
Revenues from external customers	$ 890.4	$ 807.4	$ 732.9	$ 541.9	$ 37.3	$ 3,009.9
Intersegment revenues	125.1	9.2	52.8	-	(187.1)	-

Total revenues	1,015.5	816.6	785.7	541.9	(149.8)	3,009.9

Segment income (loss)	$ 129.9	$ 17.6	$ 92.3	$ (38.9)	$ (130.8)	70.1

Net interest expense						(40.0)
Equity in earnings of unconsolidated affiliates						3.1

Income from continuing operations before provision for income taxes						$ 33.2

For the fiscal nine months ended September 30, 2006
Revenues from external customers	$ 887.7	$ 887.4	$ 691.1	$ 576.3	$ 37.4	$ 3,079.9
Intersegment revenues	112.7	3.0	38.5	-	(154.2)	-

Total revenues	1,000.4	890.4	729.6	576.3	(116.8)	3,079.9

Segment income	$ 135.6	$ 84.4	$ 75.3	$ 19.1	$ (32.5)	281.9

Loss on sale of Polo Jeans Company business						(45.1)
Net interest expense						(34.1)
Equity in earnings of unconsolidated affiliates						2.9

Income from continuing operations before provision for income taxes						$ 205.6

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

COMMON STOCK

        We repurchased 5.0 million shares of our common stock for $95.4 million in open market transactions during the fiscal nine months ended October 6, 2007.

        On September 6, 2007, we paid $400.0 million for the purchase of our common stock under an accelerated stock repurchase ("ASR") program entered into with Goldman, Sachs & Co. ("Goldman"). We received an initial delivery of 15.5 million shares on September 11, 2007, to which we allocated $320.0 million of the purchase price as treasury stock in the October 6, 2007 Consolidated Balance Sheet. The remaining $80.0 million, which was allocated to a second delivery of 2.4 million shares on October 18, 2007, has been recorded as a temporary reduction of additional paid-in capital as of October 6, 2007 and was reclassified as treasury stock upon receipt of the second delivery. The combined average price for the 17.9 million shares delivered to date under the ASR is $22.31 per share. Remaining shares, if any, to be received under the ASR program, up to a maximum of 3.1 million possible shares, will be received upon final settlement of the program, which is scheduled for no later than July 19, 2008, and may occur earlier at the option of Goldman or later under certain circumstances. The exact number of additional shares, if any, to be delivered to us under the ASR will be based on the volume weighted-average price of our stock during the term of the ASR, subject to a minimum and maximum price for the purchased shares. The initial shares repurchased are subject to adjustment if we enter into or announce certain types of transactions.

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

Condensed Consolidating Balance Sheets
(In millions)

	October 6, 2007				December 31, 2006
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 76.6	$ 32.4	$ -	$ 109.0	$ 35.1	$ 29.2	$ -	$ 64.3
Accounts receivable - net	313.9	192.0	-	505.9	194.6	163.2	-	357.8
Inventories	376.3	214.3	(0.3)	590.3	359.9	171.8	(0.9)	530.8
Assets held for sale	-	5.1	-	5.1	-	620.8	-	620.8
Prepaid and refundable income taxes	0.6	5.3	(5.9)	-	0.5	6.7	(7.2)	-
Deferred taxes	20.8	36.5	-	57.3	28.4	25.5	(0.2)	53.7
Prepaid expenses and other current assets	40.6	17.9	-	58.5	39.9	27.6	-	67.5

TOTAL CURRENT ASSETS	828.8	503.5	(6.2)	1,326.1	658.4	1,044.8	(8.3)	1,694.9

Property, plant and equipment - net	158.2	139.3	-	297.5	157.7	121.8	-	279.5
Due from affiliates	-	827.8	(827.8)	-	51.8	755.6	(807.4)	-
Goodwill	1,367.5	283.9	(599.5)	1,051.9	1,479.1	172.3	(599.5)	1,051.9
Other intangibles - net	160.6	465.5	-	626.1	160.6	547.7	-	708.3
Deferred taxes	-	26.7	(20.4)	6.3	-	13.4	(13.4)	-
Investments in subsidiaries	1,926.1	-	(1,926.1)	-	2,091.4	-	(2,091.4)	-
Other assets	27.5	26.3	-	53.8	32.9	21.5	(2.0)	52.4

	$ 4,468.7	$ 2,273.0	$ (3,380.0)	$ 3,361.7	$ 4,631.9	$ 2,677.1	$ (3,522.0)	$ 3,787.0

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$ -	$ -	$ -	$ -	$ 100.0	$ -	$ -	$ 100.0
Current portion of capital lease obligations	0.7	3.8	-	4.5	1.5	2.6	-	4.1
Accounts payable	141.2	49.7	-	190.9	189.0	88.9	-	277.9
Liabilities related to assets held for sale	-	-	-	-	-	180.7	-	180.7
Income taxes payable	61.4	29.4	(35.3)	55.5	18.4	23.4	(30.5)	11.3
Deferred taxes	-	-	-	-	-	0.2	(0.2)	-
Accrued expenses and other current liabilities	119.9	46.0	-	165.9	101.2	35.5	-	136.7

TOTAL CURRENT LIABILITIES	323.2	128.9	(35.3)	416.8	410.1	331.3	(30.7)	710.7

NONCURRENT LIABILITIES:
Long-term debt	749.4	-	-	749.4	749.3	-	-	749.3
Obligations under capital leases	4.5	25.1	-	29.6	11.1	24.7	-	35.8
Deferred taxes	4.0	-	(4.0)	-	9.8	-	(2.0)	7.8
Due to affiliates	827.8	-	(827.8)	-	755.6	51.8	(807.4)	-
Other	51.4	20.9	-	72.3	52.6	19.2	-	71.8

TOTAL NONCURRENT LIABILITIES	1,637.1	46.0	(831.8)	851.3	1,578.4	95.7	(809.4)	864.7

TOTAL LIABILITIES	1,960.3	174.9	(867.1)	1,268.1	1,988.5	427.0	(840.1)	1,575.4

STOCKHOLDERS' EQUITY:
Common stock and additional paid-in capital	1,259.4	1,843.7	(1,843.7)	1,259.4	1,321.5	1,979.9	(1,979.9)	1,321.5
Retained earnings	2,997.4	245.8	(660.6)	2,582.6	2,658.2	267.4	(699.2)	2,226.4
Accumulated other comprehensive (loss) income	(1.4)	8.6	(8.6)	(1.4)	(5.9)	2.8	(2.8)	(5.9)
Treasury stock	(1,747.0)	-	-	(1,747.0)	(1,330.4)	-	-	(1,330.4)

TOTAL STOCKHOLDERS' EQUITY	2,508.4	2,098.1	(2,512.9)	2,093.6	2,643.4	2,250.1	(2,681.9)	2,211.6

	$ 4,468.7	$ 2,273.0	$ (3,380.0)	$ 3,361.7	$ 4,631.9	$ 2,677.1	$ (3,522.0)	$ 3,787.0

Condensed Consolidating Statements of Operations
(In millions)

	Fiscal Quarter Ended October 6, 2007				Fiscal Quarter Ended September 30, 2006
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
Net sales	$ 716.9	$ 299.7	$ (4.8)	$ 1,011.8	$ 726.4	$ 336.3	$ (4.4)	$ 1,058.3
Licensing income (net)	-	15.4	-	15.4	-	14.2	-	14.2
Service and other revenue	0.2	0.2	-	0.4	-	5.0	-	5.0

Total revenues	717.1	315.3	(4.8)	1,027.6	726.4	355.5	(4.4)	1,077.5
Cost of goods sold	467.4	235.2	(1.5)	701.1	456.2	248.3	0.1	704.6

Gross profit	249.7	80.1	(3.3)	326.5	270.2	107.2	(4.5)	372.9
Selling, general and administrative expenses	251.8	37.8	(3.4)	286.2	243.6	30.8	(3.5)	270.9
Trademark impairments	-	11.5	-	11.5	-	-	-	-
Reversal of losses on assets held for sale	-	(30.4)	-	(30.4)	-	-	-	-

Operating (loss) income	(2.1)	61.2	0.1	59.2	26.6	76.4	(1.0)	102.0
Net interest (expense) income and financing costs	(17.5)	4.8	-	(12.7)	(15.0)	4.9	-	(10.1)
Equity in earnings of unconsolidated affiliates	-	1.0	-	1.0	0.1	0.8	0.2	1.1

(Loss) income from continuing operations before provision for income taxes and equity in earnings of subsidiaries	(19.6)	67.0	0.1	47.5	11.7	82.1	(0.8)	93.0
(Benefit) provision for income taxes	(114.6)	23.7	-	(90.9)	6.5	28.0	0.1	34.6
Equity in earnings of subsidiaries	2.4	-	(2.4)	-	69.7	-	(69.7)	-

Income from continuing operations	97.4	43.3	(2.3)	138.4	74.9	54.1	(70.6)	58.4
Income (loss) from discontinued operations, net of tax	296.2	(34.5)	-	261.7	-	4.6	-	4.6

Net income	$ 393.6	$ 8.8	$ (2.3)	$ 400.1	$ 74.9	$ 58.7	$ (70.6)	$ 63.0

	Fiscal Nine Months Ended October 6, 2007				Fiscal Nine Months Ended September 30, 2006
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
Net sales	$ 2,042.1	$ 941.8	$ (13.1)	$ 2,970.8	$ 2,008.1	$ 1,036.1	$ (12.7)	$ 3,031.5
Licensing income (net)	-	36.8	-	36.8	-	35.5	-	35.5
Service and other revenue	0.6	1.7	-	2.3	-	12.9	-	12.9

Total revenues	2,042.7	980.3	(13.1)	3,009.9	2,008.1	1,084.5	(12.7)	3,079.9
Cost of goods sold	1,321.4	714.1	(7.4)	2,028.1	1,233.7	755.2	(6.5)	1,982.4

Gross profit	721.3	266.2	(5.7)	981.8	774.4	329.3	(6.2)	1,097.5
Selling, general and administrative expenses	726.7	114.0	(9.5)	831.2	717.1	107.9	(9.4)	815.6
Trademark impairments	-	80.5	-	80.5	-	-	-	-
Loss on sale of Polo Jeans Company business	-	-	-	-	22.8	22.3	-	45.1

Operating (loss) income	(5.4)	71.7	3.8	70.1	34.5	199.1	3.2	236.8
Net interest (expense) income and financing costs	(55.2)	15.2	-	(40.0)	(47.3)	13.2	-	(34.1)
Equity in earnings of unconsolidated affiliates	(0.9)	2.0	2.0	3.1	0.4	2.8	(0.3)	2.9

(Loss) income from continuing operations before provision for income taxes and equity in earnings of subsidiaries	(61.5)	88.9	5.8	33.2	(12.4)	215.1	2.9	205.6
(Benefit) provision for income taxes	(124.6)	26.2	(0.1)	(98.5)	15.6	81.1	(0.5)	96.2
Equity in earnings of subsidiaries	25.0	-	(25.0)	-	188.3	-	(188.3)	-

Income from continuing operations	88.1	62.7	(19.1)	131.7	160.3	134.0	(184.9)	109.4
Income (loss) from discontinued operations, net of tax	295.8	(26.6)	-	269.2	-	14.2	-	14.2
Cumulative effect of change in accounting for share-based payments, net of tax	-	-	-	-	1.9	-	-	1.9

Net income	$ 383.9	$ 36.1	$ (19.1)	$ 400.9	$ 162.2	$ 148.2	$ (184.9)	$ 125.5

Condensed Consolidating Statements of Cash Flows
(In millions)

	Fiscal Nine Months Ended October 6, 2007				Fiscal Nine Months Ended September 30, 2006
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities of continuing operations	$ (121.8)	$ 11.1	$ -	$ (110.7)	$ 118.3	$ 35.9	$ (1.0)	$ 153.2
Net cash provided by operating activities of discontinued operations	-	38.9	-	38.9	-	8.0	-	8.0

Net cash (used in) provided by operating activities	(121.8)	50.0	-	(71.8)	118.3	43.9	(1.0)	161.2

Cash flows from investing activities:
Net proceeds from sale of Barneys	858.7	-	-	858.7	-	-	-	-
Net proceeds from sale of Polo Jeans Company business	-	-	-	-	344.1	6.5	-	350.6
Capital expenditures	(43.6)	(35.4)	-	(79.0)	(39.7)	(30.7)	-	(70.4)
Proceeds from sales of plant, property and equipment	0.1	2.7	-	2.8	0.1	-	-	0.1

Net cash provided by (used in) investing activities of continuing operations	815.2	(32.7)	-	782.5	304.5	(24.2)	-	280.3
Net cash used in investing activities of discontinued operations	-	(40.5)	-	(40.5)	-	(45.0)	-	(45.0)

Net cash provided by (used in) investing activities	815.2	(73.2)	-	742.0	304.5	(69.2)	-	235.3

Cash flows from financing activities:
Net (repayments) borrowings under credit facilities	(100.0)	-	-	(100.0)	61.7	-	-	61.7
Redemption at maturity of 7.875% Senior Notes	-	-	-	-	(225.0)	-	-	(225.0)
Principal payments on capital leases	(0.6)	(2.3)	-	(2.9)	(1.3)	(1.9)	-	(3.2)
Purchases of treasury stock	(496.9)	-	-	(496.9)	(211.9)	-	-	(211.9)
Dividends paid	(45.3)	-	-	(45.3)	(40.7)	(1.0)	1.0	(40.7)
Proceeds from exercise of employee stock options	11.1	-	-	11.1	19.3	-	-	19.3
Net cash advances to discontinued operations	(21.8)	-	-	(21.8)	(34.4)	-	-	(34.4)
Excess tax benefits from share-based payment arrangements	1.6	-	-	1.6	2.3	-	-	2.3

Net cash used in financing activities of continuing operations	(651.9)	(2.3)	-	(654.2)	(430.0)	(2.9)	1.0	(431.9)
Net cash provided by financing activities of discontinued operations	-	18.0	-	18.0	-	34.4	-	34.4

Net cash (used in) provided by financing activities	(651.9)	15.7	-	(636.2)	(430.0)	31.5	1.0	(397.5)

Effect of exchange rates on cash	-	3.5	-	3.5	-	0.4	-	0.4

Net increase (decrease) in cash and cash equivalents	41.5	(4.0)	-	37.5	(7.2)	6.6	-	(0.6)
Cash and cash equivalents, beginning, including cash reported under assets held for sale	35.1	36.4	-	71.5	21.1	13.8	-	34.9

Cash and cash equivalents, ending, including cash reported under assets held for sale	$ 76.6	$ 32.4	$ -	$ 109.0	$ 13.9	$ 20.4	$ -	$ 34.3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion provides information and analysis of our results of operations for the 13 and 40 week periods ended October 6, 2007 (hereinafter referred to as the "third fiscal quarter of 2007" and the "first fiscal nine months of 2007," respectively) and the 13 and 39 week periods ended September 30, 2006 (hereinafter referred to as the "third fiscal quarter of 2006" and the "first fiscal nine months of 2006," respectively), and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

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

        During the first fiscal nine months of 2007, the following significant events took place:

  in May 2007, we announced our strategic decision to exit or sell some of our moderate product lines by year end 2007;
  in September 2007, we sold Barneys to an affiliate of Istithmar PJSC, a Dubai-based private equity and alternative investment house, for $947.5 million in cash, subject to certain purchase price adjustments;
  in September 2007, we entered into an accelerated stock repurchase program to repurchase $400.0 million of our common stock; and
  in September 2007, Standard & Poor's and Moody's downgraded their credit ratings on our senior notes.

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

        We had previously estimated the fair value of the moderate net assets to be sold to be $22.5 million based upon preliminary sales negotiations, and recorded losses of $30.4 million to write these assets down to realizable value during the fiscal quarter ended July 7, 2007. As of July 7, 2007, we had reported these assets as assets held for sale. During the fiscal quarter ended October 6, 2007, we decided to shut down and liquidate these brands. We have reclassified the assets previously reported as assets held for sale as assets held and used and, as a result, we reversed $16.8 million of previously reported losses on assets held for sale since the carrying value of these current assets will now be recovered during the process of shutting down and liquidating the related brands. We also reclassified the remaining $13.6 million of previously reported impairments of assets held for sale as additional impairments of trademarks and property, plant and equipment of $11.5 million and $2.1 million, respectively. The moderate product lines we are exiting have not been classified as discontinued operations as they do not meet the criteria for discontinued operations as set forth in SFAS No. 144.

Sale of Barneys

        On September 6, 2007, we completed the sale of Barneys to an affiliate of Istithmar PJSC. At the closing of the sale, we received $947.5 million of cash, including $5.2 million related to estimated working capital and capital expenditure adjustments, which is subject to certain post-closing adjustments. We also paid an aggregate of $51.5 million in cash as of October 6, 2007 for bonuses for key Barneys employees, compensation for restricted stock held by certain employees of Barneys that was forfeited upon the completion of the sale and other fees and costs related to the sale. Net cash proceeds, after estimated taxes to be paid, amounted to approximately $850.0 million.  This transaction will not result in a default under, or obligation to redeem or repurchase, any of our senior notes.

        As a result of the capital gain generated by the sale of Barneys, we reversed a $107.7 million deferred tax valuation allowance previously created from capital loss carryforwards that we had not expected to be able to utilize. The reversal of the tax valuation allowance has been recorded in income from continuing operations.

        In accordance with the provisions of SFAS No. 144, the results of operations of Barneys for the current and prior periods have been reported as discontinued operations and the assets and liabilities relating to Barneys have been reclassified as held for sale for all prior periods in the Consolidated Balance Sheets.

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

        We recorded a loss of approximately $145.1 million after allocating $356.7 million of goodwill to the business sold. We also recorded an after tax gain of approximately $96.3 million related to the litigation settlement, resulting in a combined after tax loss of approximately $48.8 million. The combined loss created federal and state capital loss carryforwards that we did not expect to be realizable and, as a result, we increased our deferred tax valuation allowance to offset the deferred tax benefit recorded as a result of the combined loss.

        Long-lived assets included in the sale include $2.0 million of net property, plant and equipment and $5.5 million of unamortized long-term prepaid marketing expenses. Net sales for the Polo Jeans Company business, which are reported under the wholesale better apparel segment, were $24.6 million for the fiscal nine months ended September 30, 2006.

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

        We estimate that the implementation and execution of the initiatives underway will be substantially completed by the end of 2007. We are targeting annual cost reductions of approximately $100 million once all the initiatives have been implemented. The costs associated with the review and the ultimate capital expenditures and execution expenses (including severance and fees) related to the initiatives that are derived are expected to fall in a range of $115 million to $120 million. As of October 6, 2007, we have spent a total of $110.0 million.

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

RESULTS OF OPERATIONS

Statements of Operations Stated in Dollars and as a Percentage of Total Revenues
(In millions)	Fiscal Quarter Ended				Fiscal Nine Months Ended
	October 6, 2007		September 30, 2006		October 6, 2007		September 30, 2006
Net sales	$ 1,011.8	98.5%	$ 1,058.3	98.2%	$ 2,970.8	98.7%	$ 3,031.5	98.4%
Licensing income (net)	15.4	1.5%	14.2	1.3%	36.8	1.2%	35.5	1.2%
Service and other revenue	0.4	0.0%	5.0	0.5%	2.3	0.1%	12.9	0.4%

Total revenues	1,027.6	100.0%	1,077.5	100.0%	3,009.9	100.0%	3,079.9	100.0%
Cost of goods sold	701.1	68.2%	704.6	65.4%	2,028.1	67.4%	1,982.4	64.4%

Gross profit	326.5	31.8%	372.9	34.6%	981.8	32.6%	1,097.5	35.6%
Selling, general and administrative expenses	286.2	27.9%	270.9	25.1%	831.2	27.6%	815.6	26.5%
Trademark impairments	11.5	1.1%	-	-	80.5	2.7%	-	-
Reversal of losses on assets held for sale	(30.4)	(3.0%)	-	-	-	-	-	-
Loss on sale of Polo Jeans Company business	-	-	-	-	-	-	45.1	1.5%

Operating income	59.2	5.8%	102.0	9.5%	70.1	2.3%	236.8	7.7%
Net interest expense	12.7	1.2%	10.1	0.9%	40.0	1.3%	34.1	1.1%
Equity in earnings of unconsolidated affiliates	1.0	0.1%	1.1	0.1%	3.1	0.1%	2.9	0.1%

Income from continuing operations before provision for income taxes	47.5	4.6%	93.0	8.6%	33.2	1.1%	205.6	6.7%
(Benefit) provision for income taxes	(90.9)	(8.8%)	34.6	3.2%	(98.5)	(3.3%)	96.2	3.1%

Income from continuing operations	138.4	13.5%	58.4	5.4%	131.7	4.4%	109.4	3.6%
Income from discontinued operations, net of tax	261.7	25.5%	4.6	0.4%	269.2	8.9%	14.2	0.5%
Cumulative effect of change in accounting for share-based payments, net of tax	-	-	-	-	-	-	1.9	0.1%

Net income	$ 400.1	38.9%	$ 63.0	5.8%	$ 400.9	13.3%	$ 125.5	4.1%

Percentage totals may not add due to rounding.

Fiscal Quarter Ended October 6, 2007 Compared with Fiscal Quarter Ended September 30, 2006

        Revenues. Total revenues for the third fiscal quarter of 2007 were $1.02 billion compared with $1.08 billion for the third fiscal quarter of 2006, a decrease of 4.6%.

        Revenues by segment were as follows:

(In millions)	Third Fiscal Quarter of 2007	Third Fiscal Quarter of 2006	Increase/ (Decrease)	Percent Change
Wholesale better apparel	$ 320.5	$ 320.7	$ (0.2)	(0.1%)
Wholesale moderate apparel	246.9	287.4	(40.5)	(14.1%)
Wholesale footwear and accessories	267.8	260.0	7.8	3.0%
Retail	176.8	194.5	(17.7)	(9.1%)
Other	15.6	14.9	0.7	4.7%

Total revenues	$ 1,027.6	$ 1,077.5	$ (49.9)	(4.6%)

        Wholesale better apparel revenues did not significantly change from the prior period. Increased shipments of our Jones New York Signature product line due to increased orders from our customers based on the performance of the brand at retail were offset by decreased shipments of our Jones New York Suit decrease due to decreased orders from our customers based on the performance of the brand at retail. Increased shipments of our Jones Sport product line to specialty market stores was offset by decreased shipments of our AK Sport product line to these customers.

        Wholesale moderate apparel revenues decreased primarily due to decreased shipments of our l.e.i. product line due to decreased orders from our customers based on the performance of the brand at retail, markdown allowances to clear inventory of the moderate brands we are exiting (including the Evan Picone, Bandolino, Nine & Co. and Norton McNaughton product lines) and the discontinuance by our wholesale customers of their exclusive W and Duckhead product lines. These decreases were partially offset by increased shipments of our Energie product line due to increased orders from our customers based on the performance of this brand at retail.

        Wholesale footwear and accessories revenues increased primarily due to increased shipments of our Nine West and Nine & Co. handbag products due to higher customer orders from strong product performance at retail.

        Retail revenues decreased primarily due to the effect of the closing of our leased Stein Mart locations ($11.1 million) and an 8.7% decline in comparable store sales ($14.8 million) (comparable stores are stores that have been open for a full year, are not scheduled to close in the current period and are not scheduled for an expansion or downsize by more than 25% or relocation to a different street or mall), offset by $8.8 million from new store openings. Excluding Barneys, we began the third fiscal quarter of 2007 with 1,003 retail locations and had a net increase of 15 locations during the quarter to end the quarter with 1,018 locations.

        Revenues for the third fiscal quarter of 2007 also include $0.2 million in the licensing and other segment of service fees charged to Barneys under a short-term transition services agreement entered into with Barneys at the time of the sale. These revenues are based on contractual monthly fees as set forth in the agreement.

        Revenues for the third fiscal quarter of 2006 also include $5.0 million of service fees charged to Polo under a short-term transition services agreement entered into with Polo at the time of the sale of the Polo Jeans Company business. These revenues are based on contractual monthly and per-unit fees as set forth in the agreement. Of this amount, $3.2 million was recorded in the wholesale better apparel segment, $1.0 million was recorded in the wholesale moderate apparel segment and $0.8 million was recorded in the licensing and other segment.

        Gross Profit. The gross profit margin decreased to 31.8% in the third fiscal quarter of 2007 from 34.6% in the third fiscal quarter of 2006.

        Wholesale better apparel gross profit margins were 31.1% and 35.8% for the third fiscal quarters of 2007 and 2006, respectively. The decrease was due to higher levels of markdowns to clear excess inventory, higher levels of sales to off-price retailers, higher production costs and higher levels of shipments of lower-margin specialty market products.

        Wholesale moderate apparel gross profit margins were 16.1% and 21.9% for the third fiscal quarters of 2007 and 2006, respectively. Margins were negatively impacted in the current period by markdown allowances to clear inventory of the moderate brands we plan to exit or sell, as well as by higher levels of sales to off-price retailers.

        Wholesale footwear and accessories gross profit margins were 29.7% and 28.9% for the third fiscal quarters of 2007 and 2006, respectively. The increase was primarily due to lower levels of sales to off-price retailers in the current period.

        Retail gross profit margins were 48.4% and 51.5% for the third fiscal quarters of 2007 and 2006, respectively. The decrease was primarily the result of a higher level of promotional activity in our footwear and accessories stores in the current period to liquidate excess Spring merchandise.

        Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses were $286.2 million and $270.9 million for the third fiscal quarters of 2007 and 2006, respectively. SG&A expenses in our retail segment increased by $4.4 million, primarily as a result of $5.1 million of higher employee compensation and occupancy costs, including the effects of new store openings, and $1.2 million of costs related to store remodels, offset by lower expenses of $5.1 million resulting from the closure of our leased Stein Mart locations. SG&A expenses in our other segments decreased primarily due to the effects of our strategic initiatives offset by $2.3 million related to the launch of new product lines. SG&A expenses for the third fiscal quarter of 2007 included $16.5 million recorded in the licensing, other and eliminations segment related to the termination of two executive officers and $5.2 million of severance and related employee costs related to restructuring in the wholesale moderate apparel segment.

        Operating Income. The operating income from continuing operations for the third fiscal quarter of 2007 was $59.2 million compared with operating income of $102.0 million for the third fiscal quarter of 2006, due to the factors described above and the reversal of $16.8 million of losses on assets held for sale in the current period.

        Net Interest Expense. Net interest expense was $12.7 million in the third fiscal quarter of 2007 compared with $10.1 million in the third fiscal quarter of 2006. The increase was primarily the result of higher average borrowings during the third fiscal quarter of 2007.

        Provision for Income Taxes. Excluding the effects of the reversal of deferred tax valuation allowance related to the sale of Barneys ($107.7 million), the effective income tax rate on continuing operations was 35.3% for the third fiscal quarter of 2007 and 37.3% for the third fiscal quarter of 2006. The difference is due primarily to the greater impact of the foreign income tax differential relative to pre-tax income in the current period than in the prior period.

        Discontinued Operations. Income from discontinued operations before income taxes, which represents the results of Barneys, was $6.4 million and $7.8 million for the third fiscal quarters of 2007 and 2006, respectively. The decrease was primarily due to the results of Barneys being included in the current period only through September 5, 2007.

        Net Income and Earnings Per Share. Net income was $400.1 million in the third fiscal quarter of 2007 compared with net income of $63.0 million in the third fiscal quarter of 2006. Diluted earnings per share for the third fiscal quarter of 2007 was $3.97 compared with earnings per share of $0.56 for the third fiscal quarter of 2006, on 10.4% fewer shares outstanding.

Fiscal Nine Months Ended October 6, 2007 Compared with Fiscal Nine Months Ended September 30, 2006

        Revenues. Total revenues for the first fiscal nine months of 2007 were $3.0 billion compared with $3.1 billion for the first fiscal nine months of 2006, a decrease of 2.3%.

        Revenues by segment were as follows:

(In millions)	First Fiscal Nine Months of 2007	First Fiscal Nine Months of 2006	Increase/ (Decrease)	Percent Change
Wholesale better apparel	$ 890.4	$ 887.7	$ 2.7	0.3%
Wholesale moderate apparel	807.4	887.4	(80.0)	(9.0%)
Wholesale footwear and accessories	732.9	691.1	41.8	6.0%
Retail	541.9	576.3	(34.4)	(6.0%)
Other	37.3	37.4	(0.1)	(0.3%)

Total revenues	$ 3,009.9	$ 3,079.9	$ (70.0)	(2.3%)

        Wholesale better apparel revenues did not significantly change from the prior period. Increased shipments of our Jones New York Signature product line due to increased orders from our customers based on the performance of this brand at retail were offset by the effects of the sale of the Polo Jeans Company business, which contributed $24.6 million in net sales in the prior period.

        Wholesale moderate apparel revenues decreased primarily due to decreased shipments of our l.e.i. product line due to decreased orders from our customers based on the performance of this brand at retail, markdown allowances to clear inventory of the moderate brands we are exiting (including the Evan Picone, Bandolino, Nine & Co. and Norton McNaughton product lines) and the discontinuance by our wholesale customers of their exclusive W, Joneswear Jeans, C.L.O.T.H.E.S., Latina and Duckhead product lines. These decreases were partially offset by increased shipments of our Energie product line due to increased orders from our customers based on the performance of this brand at retail.

        Wholesale footwear and accessories revenues increased primarily due to (1) increased shipments of our AK Anne Klein and Sam & Libby footwear products and our Nine West handbag products due to higher customer orders from strong product performance at retail, (2) the launch of our Anne Klein New York and Boutique 9 footwear product lines, and (3) increased shipping in our international business due to increased orders from our existing customers and the addition of new territories. These increases were partially offset by reductions in our Bandolino and certain other footwear product lines due to retail consolidations.

        Retail revenues decreased primarily due to the effect of the closing of our leased Stein Mart locations ($36.7 million) and a 7.2% decline in comparable store sales ($36.6 million), offset by $14.4 million from new store openings and approximately $14.4 million in net sales for the extra week during the current period. Excluding Barneys, we began the first fiscal nine months of 2007 with 1,100 retail locations and had a net decrease of 82 locations (primarily the Stein Mart locations) during the period to end the period with 1,018 locations.

        Revenues for the first fiscal nine months of 2007 also include $0.2 million in the licensing and other segment of service fees charged to Barneys under a short-term transition services agreement entered into with Barneys at the time of the sale. These revenues are based on contractual monthly fees as set forth in the agreement.

        Revenues for the first fiscal nine months of 2007 and 2006 also include $1.6 million and $12.9 million, respectively, of service fees charged to Polo under a short-term transition services agreement entered into with Polo at the time of the sale of the Polo Jeans Company business. These revenues are based on contractual monthly and per-unit fees as set forth in the agreement. Of this amount, $1.1 million was recorded in the wholesale better apparel segment, $0.2 million was recorded in the wholesale moderate apparel segment and $0.3 million was recorded in the licensing and other segment during the first fiscal nine months of 2007, and $8.5 million was recorded in the wholesale better apparel segment, $2.4 million was recorded in the wholesale moderate apparel segment and $2.0 million was recorded in the licensing and other segment during the first fiscal nine months of 2006.

        Gross Profit. The gross profit margin decreased to 32.6% in the first fiscal nine months of 2007 from 35.6% in the first fiscal nine months of 2006.

        Wholesale better apparel gross profit margins were 33.8% and 37.6% for the first fiscal nine months of 2007 and 2006, respectively. The decrease was due to higher levels of markdowns to clear excess inventory, higher levels of sales to off-price retailers, higher production costs and higher levels of shipments of lower-margin specialty market products.

        Wholesale moderate apparel gross profit margins were 19.8% and 23.8% for the first fiscal nine months of 2007 and 2006, respectively. Margins were negatively impacted in the current period by markdown allowances to clear inventory of the moderate brands we plan to exit or sell, as well as by higher levels of sales to off-price retailers and air shipments compared with the prior period.

        Wholesale footwear and accessories gross profit margins were 29.0% and 29.6% for the first fiscal nine months of 2007 and 2006, respectively. The decrease was primarily the result of higher levels of sales in our lower-margin international business and higher levels of markdowns to clear excess inventory, offset by lower levels of sales to off-price retailers.

        Retail gross profit margins were 48.6% and 52.2% for the first fiscal nine months of 2007 and 2006, respectively. The decrease was primarily the result of a higher level of promotional activity in our footwear and accessories stores in the current period to liquidate excess Fall 2006, Spring 2007 and Anne Klein New York merchandise, including the effects of the closing of all of our Stein Mart retail locations.

        Selling, General and Administrative Expenses. SG&A expenses were $831.2 and $815.6 million in the first fiscal nine months of 2007 and 2006, respectively. SG&A expenses in our retail segment increased by $20.5 million, primarily as a result of $17.3 million of higher employee compensation and occupancy costs, including the effects of new store openings, $4.7 million related to store remodels and $1.6 million of consulting fees. These costs were offset by lower expenses of $14.1 million resulting from the closure of our leased Stein Mart locations. SG&A expenses in our other segments decreased primarily due to the effects of our strategic initiatives offset by $7.4 million related to the launch of new product lines and higher levels of employee compensation due to the extra week in the current period. SG&A expenses for the first fiscal nine months of 2007 included $16.5 million recorded in the licensing, other and eliminations segment related to the termination of two executive officers and $6.7 million of severance and related employee costs related to restructuring in the wholesale moderate apparel segment. SG&A expenses for the first fiscal nine months of 2006 included $4.3 million in the wholesale better apparel segment related to the closing of the Secaucus warehouse and $10.0 million recorded in the wholesale footwear and accessories segment related to the termination of a former executive officer and the settlement of litigation concerning a license agreement. SG&A expenses for the first fiscal nine months of 2006 also included $2.6 million in the retail segment and $0.9 million recorded in the licensing, other and eliminations segment related to the termination of the former executive officer.

        Operating Income. The resulting operating income from continuing operations for the first fiscal nine months of 2007 was $70.1 million compared with $236.8 million for the first fiscal nine months of 2006, due to the factors described above and $80.5 million of trademark impairments in the current period.

        Net Interest Expense. Net interest expense was $40.0 million in the first fiscal nine months of 2007 compared with $34.1 million in the first fiscal nine months of 2006. The increase was primarily the result of higher average borrowings during the second fiscal quarter of 2007.

        Provision for Income Taxes. Excluding the effects of the reversal of deferred tax valuation allowance related to the sale of Barneys, the effective income tax rate on continuing operations was 27.5% for the first fiscal nine months of 2007. Excluding the net tax effects of the Polo Jeans Company sale and litigation settlement, the effective tax rate on continuing operations for the first fiscal nine months of 2006 was 36.9%. The difference is due primarily to the greater impact of the foreign income tax differential relative to pre-tax income in the current period than in the prior period.

        Discontinued Operations. Income from discontinued operations before income taxes, which represents the results of Barneys, was $22.0 million and $25.1 million for the first fiscal nine months of 2007 and 2006, respectively. The decrease was primarily due to the results of Barneys being included in the current period only through September 5, 2007 and expenses related to new store openings in the current period.

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

        Net Income and Earnings Per Share. Net income was $400.9 million in the first fiscal nine months of 2007 compared with $125.5 million in the first fiscal nine months of 2006. Diluted earnings per share for the first fiscal nine months of 2007 was $3.77 compared with $1.10 for the first fiscal nine months of 2006, on 6.6% fewer shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal capital requirements have been to fund acquisitions, pay dividends, working capital needs, capital expenditures and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations and expansion. As of October 6, 2007, total cash and cash equivalents were $109.0 million, a decrease of $14.4 million from the $71.5 million reported as of December 31, 2006 (which includes $7.2 million of cash recorded under assets held for sale).

        Operating activities from continuing operations used $110.7 million and provided $153.2 million in the first fiscal nine months of 2007 and 2006, respectively. The change was primarily due to changes in certain components of working capital. The higher increase in accounts receivable in the current period is primarily the result of the timing of shipments in our footwear business and a reduction in the prior period accounts receivable balance in the wholesale better apparel segment due to the sale of the Polo Jeans Company business. The higher increase in inventory in the current period is primarily due to the timing of inventory receipts and planned increases in replenishment inventory in our denim businesses. Accounts payable decreased in the current period compared with an increase in the prior period primarily as a result of the effects of the Polo Jeans Company sale in the prior period and the timing of payments for inventory purchases in the current period. Income taxes payable decreased in the current period compared to an increase in the prior period primarily due to the effects of the sale of Barneys.

        Investing activities from continuing operations provided $782.5 million and $280.3 million in the first fiscal nine months of 2007 and 2006, respectively. The difference was primarily due to cash received from the sale of Barneys in the current period compared with cash received from the sale of the Polo Jeans Company business in the prior period.

        Financing activities from continuing operations used $654.2 million in the first fiscal nine months of 2007. Borrowings under our Senior Credit Facilities were primarily used for working capital needs and to pay dividends to our common shareholders. On July 2, 2007, we redeemed all of our outstanding Barneys 9% Senior Secured Notes Due 2008 at par for a total payment of $3.8 million, which is reported under net cash provided by financing activities of discontinued operations.

        Financing activities from continuing operations used $431.9 million in the first fiscal nine months of 2006, primarily to repay amounts outstanding under our Senior Credit Facilities, to redeem at maturity our outstanding 7.875% Senior Notes on June 15, 2006, to repurchase our common stock and to pay dividends to our common shareholders.

        We repurchased $496.9 million and $211.9 million of our common stock during the first fiscal nine months of 2007 and 2006, respectively. As of October 6, 2007, $303.1 million of Board authorized repurchases was still available. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition. For further information see "Common Stock" in the Notes to Consolidated Financial Statements.

        Proceeds from the issuance of common stock to our employees exercising stock options amounted to $11.1 million and $19.3 million in the first fiscal nine months of 2007 and 2006, respectively.

        At October 6, 2007, we had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.75 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for a $1.0 billion five-year revolving credit facility that expires in June 2009 and a $750.0 million five-year revolving credit facility that expires in June 2010. At October 6, 2007, $170.4 million was outstanding under the credit facility that expires in June 2009 (comprised solely of outstanding letters of credit) and no amounts were outstanding under the credit facility that expires in June 2010. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require us to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on our ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers and pay dividends.

        At October 6, 2007, we also had a C$10.0 million unsecured line of credit in Canada, under which C$0.2 million of letters of credit were outstanding.

        On September 10, 2007, Standard & Poor's announced it had downgraded its senior unsecured rating on our outstanding senior notes from BBB- to BB+, and on September 27, 2007, Moody's announced it had downgraded its senior unsecured rating on our outstanding senior notes from Baa3 to Ba1. Both rating agencies maintain a negative outlook.

        On October 31, 2007, we announced that the Board of Directors had declared a quarterly cash dividend of $0.14 per share to all common stockholders of record as of November 16, 2007 for payment on November 30, 2007.

        We have a joint venture with Sutton Developments Pty. Ltd. ("Sutton") to operate retail locations in Australia. We have unconditionally guaranteed up to $7.0 million of borrowings under the joint venture's uncommitted credit facility and up to $0.4 million of presettlement risk associated with foreign exchange transactions. Sutton is required to reimburse us for 50% of any payments made under these guarantees. At October 6, 2007, the outstanding balance subject to these guarantees was approximately $0.9 million.

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

        The primary interest rate exposures on floating rate financing arrangements are with respect to United States and Canadian short-term interest rates. We had approximately $1.75 billion in variable rate credit facilities at October 6, 2007.

        We are exposed to market risk related to changes in foreign currency exchange rates. We have assets and liabilities denominated in certain foreign currencies. In addition, at October 6, 2007, we had outstanding foreign exchange contracts for a Canadian subsidiary to exchange Canadian Dollars for a total of US $31.4 million through December 2008. We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the transactions being hedged. We are exposed to credit-related losses if the counterparty to a financial instrument fails to perform its obligation. However, we do not expect the counterparty, which presently has a high credit rating, to fail to meet its obligations.

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

        We have made changes to our internal controls and procedures over financial reporting to enhance the control environment as a result of the implementation of SAP, an enterprise resource planning ("ERP") system. We are in the process of implementing SAP throughout Jones Apparel Group, Inc. and our consolidated subsidiaries. SAP will integrate our operational and financial systems and expand the functionality of our financial reporting processes. This process began in late 2006, when we converted our Gloria Vanderbilt, Norton McNaughton and Miss Erika businesses to this system. During the third fiscal quarter of 2007, we did not complete any further conversions in this process. We expect to roll out the implementation of this system to all locations over a multi-year period. As the phased roll out occurs, we may experience changes in internal control over financial reporting each quarter. We expect this ERP system to further advance our control environment by automating manual processes, improving management visibility and standardizing processes as its full capabilities are utilized.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        We have been named as a defendant in various actions and proceedings arising from our ordinary business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in our opinion, any such liability will not have a material adverse financial effect on us.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        The following table sets forth the repurchases of our common stock for the fiscal quarter ended October 6, 2007.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 8, 2007 to August 4, 2007	-	-	-	$21,441
August 5, 2007 to September 1, 2007	4,361,338	$18.67	4,361,338	$218,590,515
September 2, 2007 to October 6, 2007	16,175,769	$20.72	16,175,769	$383,378,306
Total	20,537,107	$20.29	20,537,107	$383,378,306

        These repurchases were made under programs announced on February 15, 2006 for $250.0 million, February 13, 2007 for $300.0 million and September 6, 2007 for $500.0 million. While these programs have no expiration date, the limits under the February 15, 2006 and February 13, 2007 programs were reached during the fiscal quarter ended October 6, 2007.

        We repurchased 5.0 million shares of our common stock for $95.4 million in open market transactions during the fiscal nine months ended October 6, 2007.

        On September 6, 2007, we paid $400.0 million for the purchase of our common stock under an accelerated stock repurchase program entered into with Goldman, Sachs & Co. We received an initial delivery of 15.5 million shares on September 11, 2007, to which we allocated $320.0 million of the purchase price as treasury stock in the accompanying October 6, 2007 Consolidated Balance Sheet. The remaining $80.0 million, which was allocated to a second delivery of 2.4 million shares on October 18, 2007, has been recorded as a temporary reduction of additional paid-in capital as of October 6, 2007 and was reclassified as treasury stock upon receipt of the second delivery. The $80.0 million has not been deducted from the dollar value of shares that may yet be purchased under announced plans or programs in the table above. The combined average price for the 17.9 million shares delivered to date under the ASR is $22.31 per share. Remaining shares, if any, to be received under the ASR program, up to a maximum of 3.1 million possible shares, will be received upon final settlement of the program, which is scheduled for no later than July 19, 2008, and may occur earlier at the option of Goldman or later under certain circumstances. The exact number of additional shares, if any, to be delivered to us under the ASR will be based on the volume weighted-average price of our stock during the term of the ASR, subject to a minimum and maximum price for the purchased shares. The initial shares repurchased are subject to adjustment if we enter into or announce certain types of transactions.

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

JONES APPAREL GROUP, INC.
(Registrant)

Date: November 5, 2007	By /s/ Wesley R. Card WESLEY R. CARD President and Chief Executive Officer By /s/ John T. McClain JOHN T. McCLAIN Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32[o]	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________
* Filed herewith.
o Furnished herewith.