Form 10-K
period 2007-12-31
JONES APPAREL GROUP INC
filed 2008-02-22
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission file number 1-10746

JONES APPAREL GROUP, INC.
 (Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	06-0935166 (I.R.S. Employer Identification No.)

1411 Broadway New York, New York (Address of principal executive offices)	10018 (Zip Code)

Registrant's telephone number, including area code: (212) 642-3860

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.01 par value	Name of each exchange on which registered New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [X] Yes [  ] No

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

        The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the registrant's common stock as reported on the New York Stock Exchange composite tape on July 7, 2007, was approximately $3,069,096,847.

        As of February 21, 2008, 86,578,939 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:

Document	Part
Those portions of the registrant's proxy statement for the registrant's 2008 Annual Meeting of Stockholders (the "Proxy Statement") that are specifically identified herein as incorporated by reference into this Form 10-K.	III

DEFINITIONS

        As used in this Report, unless the context requires otherwise, "our," "us" and "we" means Jones Apparel Group, Inc. and consolidated subsidiaries, "Sun" means Sun Apparel, Inc., "Nine West Group" means Nine West Group Inc., "Nine West" means Nine West Footwear Corporation, "Victoria" means Victoria + Co Ltd.," McNaughton" means McNaughton Apparel Group Inc., "Gloria Vanderbilt" means Gloria Vanderbilt Apparel Corp., "l.e.i." means R.S.V. Sport, Inc. and its related companies, "Kasper" means Kasper, Ltd., "Maxwell" means Maxwell Shoe Company Inc., "Barneys" means Barneys New York, Inc., "FASB" means the Financial Accounting Standards Board, "SFAS" means Statement of Financial Accounting Standards and "SEC" means the United States Securities and Exchange Commission.

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
  the uncertainties of sourcing associated with an environment in which general quota has expired on apparel products (while China has agreed to safeguard quota on certain classes of apparel products through 2008, political pressure will likely continue for restraint on importation of apparel);
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

PART I

ITEM 1. BUSINESS

General

        Jones Apparel Group, Inc. is a leading designer, marketer and wholesaler of branded apparel, footwear and accessories. We also market directly to consumers through our chain of specialty retail and value-based stores. Our nationally recognized brands include Jones New York, Nine West, Anne Klein, Gloria Vanderbilt, Kasper, Bandolino, Easy Spirit, Evan-Picone, l.e.i., Energie, Enzo Angiolini, Joan & David, Mootsies Tootsies, Sam & Libby, Napier, Judith Jack and Le Suit. We also market costume jewelry under the Givenchy brand licensed from Givenchy Corporation and footwear under the Dockers Women brand licensed from Levi Strauss & Co. Each brand is differentiated by its own distinctive styling, pricing strategy, distribution channel and target consumer. We contract for the manufacture of our products through a worldwide network of quality manufacturers. We have capitalized on our nationally known brand names by entering into various licenses for several of our trademarks, including Jones New York, Evan-Picone, Anne Klein New York, Nine West, Gloria Vanderbilt and l.e.i., with select manufacturers of women's and men's products which we do not manufacture. For more than 30 years, we have built a reputation for excellence in product quality and value and in operational execution.

Sale of Barneys

        On September 6, 2007, we completed the sale of Barneys to an affiliate of Istithmar PJSC, a Dubai-based private equity and alternative investment house ("Istithmar"). We received $937.4 million of cash (net of working capital adjustments) and paid an aggregate of $54.5 million in cash as of December 31, 2007 for bonuses for key Barneys employees, compensation for restricted stock held by certain employees of Barneys that was forfeited upon the completion of the sale and other fees and costs related to the sale. Net cash proceeds, after estimated taxes expected to be paid, are expected to amount to approximately $840.0 million. This transaction did not result in a default under, nor an obligation to redeem or repurchase, any of our senior notes.

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

        The following table summarizes selected aspects of the products sold under both our brands and licensed brands:

Group	Category	Products	Label	Product Classification	Retail Price Points
Jones New York	Better	Skirts, blouses, pants, jackets, sweaters, jeanswear, suits, dresses, casual tops, outerwear, shorts	Jones New York Jones New York Signature Jones New York Sport Jones Jeans Jones New York Dress Jones New York Suit Jones Wear	Career Lifestyle Lifestyle Lifestyle Dresses Suits Dresses, Suits	$29 - $526 $20 - $371 $13 - $190 $39 - $129 $59 - $396 $69 - $340 $70 - $250
Nine West	Better	Skirts, blouses, pants, jackets, sweaters, suits, dresses, outerwear, shorts, casual tops	Nine West Nine West Dress Nine West Suits	Lifestyle Dresses Suits	$19 - $360 $99 - $276 $217 - $320
Anne Klein	Bridge	Skirts, blouses, pants, jackets, sweaters, dresses	Anne Klein New York	Career	$75 - $1,203
Anne Klein	Better	Skirts, blouses, pants, jackets, sweaters, vests, dresses, casual tops	AK Anne Klein AK Sport Anne Klein Dress Anne Klein Suit	Career Lifestyle Dresses Suits	$32 - $426 $14 - $89 $120 - $298 $45 - $600
Other	Bridge	Suits	Albert Nipon	Suits	$120 - $620
Other	Better	Skirts, blouses, pants, jackets, sweaters, suits, dresses	Kasper Evan-Picone Le Suit	Suits, Dresses, Sportswear Dresses, Suits Suits, Sportswear	$20 - $320 $79 - $250 $169 - $280

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

        Our continued strategic operational reviews and efforts to improve profitability and the continued trend of our moderate customers towards differentiated product offerings led us to make the strategic decision to exit or significantly reduce the scale of some of our moderate product lines during 2007. We believe that exiting or reducing these product lines will strengthen our future operating results and allow us to focus primarily on growth opportunities in our remaining wholesale product lines, which have strong fundamentals and operate at substantially higher margins. This decision will not impact in any way our denim and junior division labels such as Gloria Vanderbilt, l.e.i., Energie, Jeanstar, Grane and others.

        The following table summarizes selected aspects of the products sold under our brands:

Group	Products	Label	Product Classification	Retail Price Points
Jones New York	Skirts, blouses, jackets, sweaters, casual tops	Jones Wear Jones Wear Studio Jones & Co.	Collection Sportswear Casual Sportswear Casual Sportswear	$24 - $119
Gloria Vanderbilt	Skirts, blouses, shorts, jackets, sweaters, jeanswear, capris, casual tops	Gloria Vanderbilt	Casual Sportswear	$13 - $48
Other	Skirts, blouses, pants, jackets, sweaters, jeanswear, dresses, casual tops and bottoms	Evan-Picone Energie Erika l.e.i. Jeanstar A|Line Pappagallo GLO/GLO Girls Grane	Lifestyle Casual Sportswear Casual Sportswear Casual Sportswear Casual Sportswear Casual Sportswear Casual Sportswear Casual Sportswear Casual Sportswear	$8 - $219

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

Wholesale Footwear and Accessories

        Our wholesale footwear and accessories operations include the sale of both brand name and private label footwear, handbags, small leather goods and costume, semi-precious, sterling silver, and marcasite jewelry. The following table summarizes selected aspects of the products sold under both our brands and licensed brands:

Footwear
Retail Price Points
Category	Label	Product Classification	Shoes	Boots
Bridge	Joan & David Anne Klein New York	Sophisticated Classics Modern Classics	$165 - $295 $145 - $355	--- $225 - $425
Better	Nine West Nine West Kids Enzo Angiolini AK Anne Klein Circa Joan & David Boutique 9	Contemporary Children's Sophisticated Classics Modern Classics Sophisticated Classics Contemporary	$30 - $99 $39 -$45 $60 - $125 $69 - $89 $89 - $110 $80 - $140	$69 - $225 $45 $120 - $250 $89 - $189 $149 - $225 $140 - $275
Upper Moderate	Bandolino Easy Spirit	Modern Classics Comfort/Fit, Active, Sport/Casuals	$59 - $79 $59 - $85	$79 - $169 $85 - $139
Moderate	Nine & Company Mootsies Tootsies Mootsies Tootsies Kids Sam & Libby Sam & Libby Kids Dockers Women	Contemporary Lifestyle Children's Contemporary Children's Lifestyle	$50 - $55 $40 - $45 $25 - $29 $30 - $55 $20 - $35 $50 - $55	$55 - $75 $60 --- $60 $39 $70

Accessories
Category	Label	Product Classification	Retail Price Points
Bridge	Judith Jack	Marcasite and Sterling Silver Jewelry	$50 - $995
Better	AK Anne Klein Nine West Givenchy	Handbags, Small Leather Goods and Costume Jewelry Handbags, Small Leather Goods and Costume Jewelry Costume and Fashion Jewelry	$18 - $208 $18 - $120 $8 - $795
Moderate	Nine & Company Napier	Handbags, Small Leather Goods and Costume Jewelry Costume Jewelry	$13 - $48 $15 - $58

Retail

        We market apparel, footwear and accessories directly to consumers through our specialty retail stores operating in malls and urban retail centers and our various value-based ("outlet") stores located in major retail locations. We constantly evaluate both the opportunities for new locations and the results of underperforming locations for possible modification or closure.

        Specialty Retail Stores. At December 31, 2007, we operated a total of 396 specialty retail stores. These stores sell either footwear and accessories or apparel (or a combination of these products) primarily under their respective brand names. Our Nine West, Easy Spirit, Enzo Angiolini and Bandolino retail stores offer selections of exclusive products not marketed to our wholesale customers. Specialty retail stores may also sell products licensed by us, including belts, legwear, outerwear, watches and sunglasses.

        The following table summarizes selected aspects of our specialty retail stores at December 31, 2007. Of these stores, 393 are located within the United States and three are located in Canada.

			Retail Price Range				Average store size (sq. ft.)
Store type	Number of locations	Brands offered	Shoes and Boots	Accessories	Apparel	Type of locations
Nine West	221	Primarily Nine West	$49 -$250	$5 - $395	$24 - $395	Upscale and regional malls and urban retail centers	1,602
Easy Spirit	98	Primarily Easy Spirit	$14 - $169	$5 - $120	$59 - $129	Upscale and regional malls and urban retail centers	1,379
Bandolino	65	Primarily Bandolino	$39 - $169	$5 - $69	$48 - $150	Urban retail locations and regional malls	1,393
Anne Klein New York Accessories	8	Anne Klein New York	$145 - $415	$8 - $1,400	$75 - $1,995	Upscale urban retail locations and regional malls	1,496
Apparel	3	Various	---	---	$6 - $1,203	Urban retail locations and regional malls	5,799
Enzo Angiolini	1	Primarily Enzo Angiolini	$59 - $250	$6 - $190	$119 - $249	Upscale mall	1,710

        Outlet Stores. At December 31, 2007, we operated a total of 638 outlet stores. Our shoe stores focus on breadth of product line, as well as value pricing, and offer a distribution channel for our residual inventories. The majority of the shoe stores' merchandise consists of new production of current and proven prior season's styles, with the remainder of the merchandise consisting of discontinued styles from our specialty retail footwear stores and wholesale divisions. The apparel stores focus on breadth of product line and value pricing. In addition to our brand name merchandise, these stores also sell merchandise produced by our licensees.

        The following table summarizes selected aspects of our outlet stores at December 31, 2007. Of these stores, 610 are located within the United States and its territories and 28 are located in Canada.

Store type	Number of locations	Brands offered	Type of locations	Average store size (sq. ft.)
Nine West	203	Primarily Nine West	Manufacturer outlet centers	2,925
Jones New York	174	Primarily Jones New York and Jones New York Sport	Manufacturer outlet centers	3,786
Easy Spirit	118	Primarily Easy Spirit	Manufacturer outlet centers	3,563
Kasper	82	Primarily Kasper	Manufacturer outlet centers	2,628
Anne Klein	61	Primarily Anne Klein	Manufacturer outlet centers	2,656

Licensed Brands

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

        We have an exclusive license to produce and sell women's footwear under the Dockers Women trademark in the United States (including its territories and possessions) pursuant to an agreement with Levi Strauss & Co. The agreement, which expires on December 31, 2008, provides for the payment by us of a percentage of net sales against guaranteed minimum royalty and advertising payments as set forth in the agreement.

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

Manufacturing and Quality Control

Apparel

        Apparel sold by us is produced in accordance with our design, specification and production schedules through an extensive network of independent factories located throughout the world, primarily in Asia. Nearly all our apparel products were manufactured outside North America during 2007. We source a portion of our products in Central and South America, enabling us to take advantage of shorter lead times than other offshore locations due to geographic proximity. Sourcing in this region enables us to utilize current free-trade agreements, which provide that certain articles assembled abroad from United States components are exempt from United States duties on the value of these components.

        We believe that outsourcing our products allows us to maximize production flexibility, while avoiding significant capital expenditures, work-in-process inventory build-ups and costs of managing a larger production work force. Our fashion designers, production staff and quality control personnel closely examine garments manufactured by contractors to ensure that they meet our high standards.

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

        Our foreign manufacturers' operations are monitored by our Hong Kong-based personnel, buying agents located in other countries and independent contractors and inspection services. Finished goods are generally shipped to our warehouses for final inspection and distribution.

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

        Our primary raw material in our jeanswear business is denim, which is primarily purchased from leading mills located in the Pacific Rim and Pakistan. Denim purchase commitments and prices are negotiated on a quarterly or semi-annual basis. We perform our own extensive testing of denim, cotton twill and other fabrics to ensure consistency and durability.

        We do not have long-term arrangements with any of our suppliers. We have experienced little difficulty in satisfying our raw material requirements and consider our sources of supply adequate. Our products have historically been purchased from foreign manufacturers in pre-set United States dollar prices. To date, we generally have not been materially adversely affected by fluctuations in exchange rates. However, the recent substantial decline of the United States dollar against major world currencies and higher labor costs being experienced by some of our foreign manufacturers, primarily in China, could cause our manufacturing costs to rise.

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

Footwear and Accessories

        To provide a steady source of inventory, we rely on long-standing relationships with footwear manufacturers in Asia and Brazil, with handbag and small leather goods manufacturers in Asia and with jewelry manufacturers in Asia. We work through independent buying agents for footwear and our own offices for accessories and jewelry. Allocation of production among our manufacturing resources is determined based upon a number of factors, including manufacturing capabilities, delivery requirements and pricing.

        During 2007, nearly all our footwear products were manufactured by independent footwear manufacturers located in Asia (primarily China). We also utilize independent manufacturers located in Brazil, Europe and North Africa. Our handbags and small leather goods are sourced through our own buying office in China, which utilizes independent third party manufacturers located primarily in China. Our products have historically been purchased from Brazilian and Asian manufacturers in pre-set United States dollar prices. To date, we generally have not been materially adversely affected by fluctuations in exchange rates. However, the recent substantial decline of the United States dollar against major world currencies and higher labor costs being experienced by some of our foreign manufacturers, primarily in China, could cause our manufacturing costs to rise. We do not have contracts with any of our footwear, handbag or small leather goods manufacturers but, with respect to footwear imported from Brazil and China, we rely on established relationships with our Brazilian and Chinese manufacturers directly and through our independent buying agents. For footwear, quality control reviews are done on-site in the factories by our third-party buying agents primarily to ensure that material and component qualities and fit of the product are in accordance with our specifications. For accessories, quality control reviews are done on-site in the factories by our own locally-based inspection technicians. Our quality control program includes approval of prototypes, as well as approval of final production samples to ensure they meet our high standards.

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

        We place our projected orders for each season's styles with our manufacturers prior to the time we have received all of our customers' orders. Because of our close working relationships with our third party manufacturers (which allow for flexible production schedules and production of large quantities of footwear within a short period of time), many of our orders are finalized only after we have received orders from a majority of our customers. As a result, we believe that, in comparison to our competitors, we are better able to meet sudden demands for particular designs, more quickly exploit market trends as they occur, reduce inventory risk and more efficiently fill reorders booked during a particular season.

        We do not have contracts with any of our jewelry manufacturers but rely on long-standing relationships, principally with third-party Asian manufacturers. We believe that the quality and cost of products manufactured by our suppliers provide us with the ability to remain competitive. We also have our own manufacturing facility to satisfy demand for products manufactured domestically (such as cosmetic containers) and to provide product samples, prototypes, small quantities of test merchandise and a small amount of production capacity in the event of a disruption of certain outsourced manufacturing. We have historically experienced little difficulty in satisfying finished goods requirements, and we consider our source of supplies adequate.

        During 2007, our jewelry products were manufactured primarily by independently-owned jewelry manufacturers in Asia. Sourcing the majority of our products from third-party manufacturers enables us to better control costs and avoid significant capital expenditures, work in process inventory, and costs of managing a larger production workforce. Our products have historically been purchased from Asian manufacturers in pre-set United States dollar prices. To date, we generally have not been materially adversely affected by fluctuations in exchange rates. However, the recent substantial decline of the United States dollar against major world currencies and higher labor costs being experienced by some of our foreign manufacturers, primarily in China, could cause our manufacturing costs to rise.

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

        We have a vigorous factory-auditing program. During 2007, 1,252 audits were conducted (including 949 by independent auditors), including domestic and foreign factories for apparel, footwear, handbag and jewelry products. Our Compliance Monitoring staff consists of 25 members based in four countries. Twenty-two staff members claim English as a second language, and almost all are multi-lingual and have at least a bachelor's degree from a four-year institution in the United States or abroad. In addition to our own staff, we retain several recognized, unaffiliated workplace compliance audit firms to conduct factory audits on our behalf and to report on such findings, including recommendations for remediation.

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

Marketing

        Our ten largest customer groups, principally department stores, accounted for approximately 55% of gross revenues in 2007. Macy's, Inc., our largest customer in 2007, accounted for 20% of our 2007 gross revenues.

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

        We also believe there is an increasing focus by the department stores to concentrate an increasing portion of their product assortments within their own private label products. These private label lines compete directly with our product lines and may receive more prominent positioning on the retail floor by department stores. While this creates more competition, we believe that our brands are preferred by the consumer.

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
  l.e.i. (in junior-focused and fashion magazines and radio),
  Anne Klein New York (in fashion magazines),
  AK Anne Klein (in fashion magazines), and
  Grane (in fashion magazines).

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

Licensing of Company Brands

        We have entered into various license agreements under which independent licensees either manufacture, market and sell certain products under our trademarks in accordance with designs furnished or approved by us or distribute our products in certain countries where we do not do business. These licenses, the terms of which (not including renewals) expire at various dates through 2011, typically provide for the payment to us of a percentage of the licensee's net sales of the licensed products against guaranteed minimum royalty payments, which typically increase over the term of the agreement.

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
Women's Scarves, Wraps (U.S., Canada)
Women's Sleepwear, Loungewear (U.S., Canada)
Women's Sunglasses (U.S., Canada)
Women's Umbrellas, Rain Accessories (U.S.)
Women's Watches (Canada)
Women's Wool Coats (U.S.)
Retail and Wholesale Distribution Rights for Women's Apparel, Handbags, Small
     Leather Goods, Footwear, Belts, Sunglasses, Coats, Scarves, as well as Sleepwear if such items are made available in the Territory (China, Hong Kong, Indonesia, Macau,
Malaysia, Singapore, Taiwan, Thailand)
Jones Wear	Women's Costume Jewelry (Canada) Women's Outerwear (Canada) Women's Watches (Canada) Women's Optical Eyewear (U.S.)
Jones Studio	Women's Outerwear, Wool Coats, Rainwear (Canada)
Jones & Co.	Women's Outerwear, Wool Coats, Rainwear (Canada)
Albert Nipon	Men's Tailored Clothing (U.S.)
Kasper	Men's Tailored Clothing (U.S., Canada, Mexico)
Evan-Picone	Men's Tailored Clothing, Formal Wear, Topcoats (U.S.) Manufacturing and Wholesale Distribution Rights for Women's Sportswear (Japan)
Energie	Men's Denim and Sportswear (U.S.) Boys' Denim and Sportswear (4-6x and 8-20) (U.S.) Men's Footwear (U.S.)
Gloria Vanderbilt	Knit Tops, Bottoms, ActiveWear, Performance ActiveWear (U.S.) Sleepwear, Daywear, Loungewear (U.S., Canada) Infants', Toddlers' and Children's (4-6x) Apparel (U.S., Canada)
GLO	Infants', Toddlers' and Children's (4-6x) Apparel (U.S.)
GLO Girl	Infants', Toddlers' and Children's (4-6x) Apparel (Canada)

Brand	Category
Anne Klein New York and AK Anne Klein	Belts (U.S., Canada)
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
     the Netherlands, Saudi Arabia)
Retail Distribution Rights for Apparel, Handbags, Accessories, Belts, Sleepwear, Casual
Legwear (Philippines)
Anne Klein Coat	Outerwear, Wool Coats, Leather Outerwear, Rainwear (U.S.)
A|Line	Sunglasses, Optical Eyewear (U.S.)
Nine West	Belts (U.S., Canada)
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
Belts (U.S.)
Casual Legwear (U.S.)
Gloves, Cold Weather Accessories (U.S.)
Hats (U.S.)
Luggage (U.S.)
Sleepwear, Loungewear (U.S.)
Sunglasses (U.S.)
Watches (U.S.)
Easy Spirit	Slippers (U.S., Canada)
Enzo Angiolini	Sunglasses (U.S.)

Brand	Category
l.e.i.	Casual Legwear (U.S.)
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
Nine West retail locations (Saudi Arabia, Lebanon, Egypt)
Nine West retail locations and wholesale distribution rights for Nine West, Enzo Angiolini,
     Bandolino and Easy Spirit footwear and accessories and AK Anne Klein, Circa Joan & David,
     Sam & Libby and Mootsies Tootsies footwear (Belize, Colombia, Costa Rica, Ecuador, El
     Salvador, Guatemala, Honduras, Nicaragua, Panama, Venezuela, the Dominican Republic,
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
Nine West, Enzo Angiolini and Westies retail locations, wholesale distribution rights for Nine West footwear and accessories and Enzo Angiolini, Westies and AK Anne Klein footwear, and manufacturing rights for Westies footwear (Mexico)
Nine West and Enzo Angiolini retail locations (Turkey, Romania)
Nine West and Easy Spirit retail locations and wholesale distribution rights for Nine West and Easy
     Spirit footwear and accessories (Israel)
Nine West, Bandolino and Easy Spirit retail locations, wholesale distribution rights for Nine West,
     Enzo Angiolini, Easy Spirit, Bandolino, Nine & Company and Westies footwear and accessories and AK Anne Klein, Circa Joan & David, Sam & Libby and Mootsies Tootsies footwear (Canada)
Nine West retail locations (the United Kingdom, Ireland, the Channel Islands, Denmark, the
     Netherlands) and wholesale distribution rights for Nine West and NW Nine West footwear and accessories and Easy Spirit footwear (the United Kingdom, Ireland, the Channel Islands, Norway,
     Denmark, Sweden, Finland, Iceland, Belgium, the Netherlands, Luxembourg)
Nine West retail locations and wholesale distribution rights for Nine West and Enzo Angiolini footwear and accessories (Spain, Portugal)
Nine West retail locations (Russia)
Nine West retail locations (France)
Nine West and Enzo Angiolini retail locations and wholesale distribution rights for Nine West and
     Enzo Angiolini footwear and accessories (Australia, New Zealand)
Wholesale distribution rights for Nine West and Napier costume jewelry (Canada)

Trademarks

        We utilize a variety of trademarks which we own, including Jones New York, Jones New York Signature, Jones New York Sport, Jones New York Jeans, Jones Wear, Evan-Picone, Erika, Energie, Nine West, Easy Spirit, Enzo Angiolini, Bandolino, Nine & Company, Westies, Pappagallo, Joan & David, Mootsies Tootsies, Sam & Libby, Napier, Judith Jack, Gloria Vanderbilt, GLO, l.e.i., Anne Klein, Anne Klein New York, AK Anne Klein, A|Line, Kasper, Le Suit, Grane, Boutique 9 and Jeanstar. We have registered or applied for registration for these and other trademarks for use on a variety of items of apparel, footwear, accessories and/or related products and, in some cases, for retail store services, in the United States and certain other countries. The expiration dates of the United States trademark registrations for our material registered trademarks are as follows, with our other registered foreign and domestic trademarks expiring at various dates through 2023. Certain brands such as Jones New York are sold under several related trademarks; in these instances, the range of expiration dates is provided. All marks are subject to renewal in the ordinary course of business if no third party successfully challenges such registrations and, in the case of domestic and certain foreign registrations, applicable use and related filing requirements for the goods and services covered by such registrations have been met.

Trademark	Expiration Dates	Trademark	Expiration Dates	Trademark	Expiration Dates
Jones New York	2011-2017	Nine & Company	2012-2015	Anne Klein	2008-2017
Jones New York Sport	2013	Napier	2009	Kasper	2011
Evan-Picone	2013	Judith Jack	2012	Le Suit	2008
Nine West	2008-2015	Erika	2014	Joan & David	2012-2015
Easy Spirit	2008-2017	Energie	2015	Mootsies Tootsies	2008-2013
Enzo Angiolini	2008-2015	Gloria Vanderbilt	2012-2017	Sam & Libby	2013
Bandolino	2011-2016	l.e.i.	2010-2016

        We carefully monitor trademark expiration dates to provide uninterrupted registration of our material trademarks. We also license the Givenchy and Dockers Women trademarks (see "Licensed Brands" above).

        We also hold numerous patents expiring at various dates through 2025 (subject to payment of annuities and/or periodic maintenance fees) and have additional patent applications pending in the United States Patent and Trademark Office. We regard our trademarks and other proprietary rights as valuable assets which are critical in the marketing of our products. We vigorously monitor and protect our trademarks and patents against infringement and dilution where legally feasible and appropriate.

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

Backlog

        We had unfilled customer orders of approximately $1.0 billion and $1.1 billion at December 31, 2007 and December 31, 2006, respectively. These amounts include both confirmed and unconfirmed orders which we believe, based on industry practice and past experience, will be confirmed. The amount of unfilled orders at a particular time is affected by a number of factors, including the mix of product, the timing of the receipt and processing of customer orders and scheduling of the manufacture and shipping of the product, which in some instances is dependent on the desires of the customer. Backlog is also affected by a continuing trend among customers to reduce the lead time on their orders. Due to these factors, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Employees

        At December 31, 2007, we had approximately 8,450 full-time employees. This total includes approximately 3,170 in quality control, production, design and distribution positions, approximately 2,075 in administrative, sales, clerical and office positions and approximately 3,205 in our retail stores. We also employ approximately 5,380 part-time employees, of which approximately 5,260 work in our retail stores.

        Approximately 75 of our employees located in Vaughan, Ontario are members of the Laundry and Linen Drivers and Industrial Workers Union, which has a collective bargaining agreement with us expiring on March 15, 2009. Approximately 30 of our employees located in New York, New York are members of UNITE HERE, which has a collective bargaining agreement that expires on May 31, 2010. Approximately 245 of our employees located in El Paso, Texas are members of UNITE HERE, which has a collective bargaining agreement that expires on March 9, 2011. We consider our relations with our employees to be satisfactory.

Jones New York in the Classroom

        On May 3, 2005, we announced the launch of a charitable cause initiative, including the establishment of Jones New York In The Classroom, Inc., a not-for-profit corporation, with an initial grant from us of $1 million and a commitment of our continued support. Jones New York In The Classroom is dedicated to improving the quality of education in America and inspiring others, both individuals and corporations, to do the same through support of teachers and vital teacher-based programs in America's schools. It is focused on four areas of support for teachers: recruitment, retention, professional development and recognition and support. Our initial donation was earmarked to support each of the four non-profit organizations selected by Jones New York In The Classroom to benefit from its programs and fundraising: TeachersCount, New Teacher Academy, Fund for Teachers and Adopt-A-Classroom. Each of these organizations addresses one or more of Jones New York In The Classroom's areas of focus. In 2007, our contributions helped Jones New York In The Classroom donate additional funds to several of these non-profit organizations. Those funds were used by Adopt-A-Classroom to renew classroom adoptions and to develop an online program to reach more teachers and donors and provide online tools to support local classrooms; by Teachers Count to develop ten new "Behind Every Famous Person is A Fabulous Teacher" public service announcements in collaboration with Time, Inc., and to support nationwide expansion of the PSA campaign; and by Fund for Teachers to support its award of over 100 grants to teachers within Jones New York In The Classroom's regions of focus, the New York metropolitan area, Minneapolis, Atlanta, Chicago and Northern California, to fund educational and training material for the Fund for Teachers Asian study program for teachers in the metropolitan New York area, in collaboration with New Visions for Public School, and to support a classroom "makeover" in Houston, Texas by Fund for Teachers with Jones New York In The Classroom.

        Our commitment since the launch in 2005 has also included support for events to raise public awareness of Jones New York In The Classroom and its goals for teachers and education, as well as initiatives to encourage our employees to participate in volunteer opportunities and fundraising for Jones New York In The Classroom, and the other non-profit organizations Jones New York In The Classroom is supporting. Our corporate employees have the opportunity to volunteer up to three hours of paid time off each month in educational facilities in their local communities, totaling more than 250,000 hours annually in support of teachers and education. Each of our business locations is encouraged to raise or budget funds to adopt a classroom to help with daily classroom needs through Adopt-A-Classroom. Working with our retail customers, we have supported Jones New York In The Classroom with in-store marketing programs, including a limited edition t-shirt for 2007 featuring artwork by illustrator Sujean Rim, and a dedicated Jones New York shopping week during which ten percent of our profits on sales of certain merchandise (up to $500,000) were donated to Jones New York In The Classroom. Additional activities we have participated in include assisting Jones New York In The Classroom in forming a national advisory committee comprised of education professionals; designing, developing and hosting a website for the charity and developing car magnets for sale by the charity to raise funds; holding a second annual charity golf classic to benefit Jones New York In The Classroom; and joining with Lowe's and Hands On Network for Back to School, Back to Style teacher and classroom makeovers to raise awareness of Jones New York In The Classroom and the non-profit organizations it has committed to support. We also hosted Apple Day, which recognized seven of our associates and one of our cause committees for their outstanding leadership and volunteerism on behalf of the cause initiative and Jones New York In The Classroom.

Strategic Review of Operations

        In mid-2005, we completed a strategic review of our operating infrastructure and general and administrative support areas to improve profitability and to ensure we are properly positioned for the long-term benefit of our shareholders. By proactively reviewing our infrastructure, systems and operating processes at a time when the industry is undergoing consolidation and change, we plan to eliminate redundancies and improve our overall cost structure and margin performance.

Supply Chain Management
  We have implemented and continue to enhance a product development management system.
  We are now utilizing the capabilities of our third-party manufacturers to increase pre-production product development activities directly with them.
  We selected SAP Apparel and Footwear Solution as our enterprise resource planning system, which has been implemented in the majority of our apparel operations and will ultimately be implemented company-wide.
  The logistics network has been analyzed to reduce costs and increase efficiency by following a tiered approach of (i) multiple product usage of existing distribution centers, (ii) utilizing third party logistics providers, and (iii) ultimately direct shipping from factory to customer. We have closed four distribution centers since 2005 as a result of these efforts and other restructuring actions, with one additional distribution center scheduled to close in 2008.
  In response to the elimination of apparel quotas and other trade safeguards, we have been consolidating our third-party manufacturing to a more concentrated vendor matrix.

General and Administrative Areas
  We are implementing best practices in connection with the migration of our current systems to the SAP Apparel and Footwear Solution platform.

        The implementation and execution of the initiatives, other than the company-wide implementation of SAP, were substantially completed by the end of 2007. We have reduced annual costs by approximately $100 million over the period. Total costs (including capital expenditures, severance costs and fees) for our strategic review and the related initiatives are expected to be approximately $120 million. As of December 31, 2007, we have spent a total of $117.5 million.

        While customer consolidation, other restructurings and the difficult retail climate have served to offset much of the impact of these cost reductions, we are now in an excellent position to benefit from these initiatives as we move forward.

Recent Restructurings

        Our continued strategic operational reviews and efforts to improve profitability and the continued trend of our moderate customers towards differentiated product offerings led us to make the strategic decision to exit or significantly reduce the scale of some of our moderate apparel product lines during 2007. In connection with the exit and reorganization of certain moderate apparel product lines, we decided to close certain New York offices, and on October 9, 2007, we announced the closing of warehouse facilities in Goose Creek, South Carolina. We expect to incur $8.0 million of one-time termination benefits and associated employee costs for approximately 440 employees. Of this amount, $7.9 million was recorded in 2007 and the remaining $0.1 million will be recorded in 2008. These closings were substantially complete by the end of February 2008.

        On October 17, 2007, we announced the closing of warehouse facilities in Edison, New Jersey. We expect to incur $3.5 million of one-time termination benefits and associated employee costs for approximately 160 employees. Of this amount, $2.8 million was recorded in 2007, and the remaining $0.7 will be recorded in 2008. The closing will be substantially complete by the end of June 2008.

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

        We believe that consumers in the United States are shopping less in department stores (our traditional distribution channel) and more in other channels, such as specialty shops and mid-tier locations where value is perceived to be higher. In response, our strategy involves adding new distribution channels, increased investment in our core brands by focusing on design, quality and value, remodeling of our retail locations and implementation of new and enhanced retail systems. Despite our efforts to respond to these trends, there can be no assurance that these trends will not have a material adverse effect on us.

        The apparel, footwear and accessories industries are heavily influenced by general economic cycles that affect consumer spending. A prolonged period of depressed consumer spending would have a material adverse effect on us.

        The apparel, footwear and accessories industries have historically been subject to cyclical variations, recessions in the general economy and uncertainties regarding future economic prospects that affect consumer spending habits, which could negatively impact our business. The success of our operations depends on a number of factors impacting discretionary consumer spending, including general economic conditions, consumer confidence, wages and unemployment, housing prices, consumer debt, interest rates, fuel and energy costs, taxation and political conditions. A downturn in the economy may affect consumer purchases of our products and adversely impact our continued growth and profitability.

        The loss of or a significant reduction of business with any of our largest customers would have a material adverse effect on us.

        Our ten largest customer groups, principally department stores, accounted for approximately 55% of revenues in 2007. Macy's, Inc. accounted for approximately 20% of our 2007 gross revenues.

        We believe that purchasing decisions are generally made independently by department store units within a customer group. There has been a trend, however, toward more centralized purchasing decisions. As such decisions become more centralized, the risk to us of such concentration increases. A decision by the controlling owner of a customer group of department stores to modify those customers' relationships with us (for example, decreasing the amount of product purchased from us, modifying floor space allocated to apparel in general or our products specifically, or focusing on promotion of private label products rather than our products) could have a material adverse effect on us. Furthermore, we believe a trend exists among our major customers to concentrate purchasing among a narrowing group of vendors. To the extent any of our key customers reduces the number of vendors and consequently does not purchase from us, this would have a material adverse effect on us.

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

        Nearly all of our products are manufactured outside of North America. The following may adversely affect foreign operations:

  political instability in countries where contractors and suppliers are located;
  imposition of regulations and quotas relating to imports;
  imposition of duties, taxes and other charges on imports;
  significant fluctuation of the value of the dollar against foreign currencies;
  labor shortages in countries where contractors and suppliers are located; and
  restrictions on the transfer of funds to or from foreign countries.

        As a result of our substantial foreign operations, our domestic business is subject to the following risks:

  uncertainties of sourcing associated with an environment in which quota has been eliminated on apparel products pursuant to the World Trade Organization Agreement (although China has agreed to safeguard quota on certain classes of apparel products through 2008 as a result of a surge in exports to the United States, political pressure will likely continue for restraint on importation of apparel);
  reduced manufacturing flexibility because of geographic distance between us and our foreign manufacturers, increasing the risk that we may have to mark down unsold inventory as a result of misjudging the market for a foreign-made product;
  increases in manufacturing costs due to the recent substantial decline of the United States dollar against major world currencies and higher labor costs being experienced by some of our foreign manufacturers, primarily in China; and
  violations by foreign contractors of labor and wage standards and resulting adverse publicity.

        Fluctuations in the price, availability and quality of raw materials could cause delay and increase costs.

        Fluctuations in the price, availability and quality of the fabrics or other raw materials used by us in our manufactured apparel and in the price of materials used to manufacture our footwear and accessories could have a material adverse effect on our cost of sales or our ability to meet our customers' demands. The prices for such fabrics depend largely on the market prices for the raw materials used to produce them, particularly cotton, leather and synthetics. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including crop yields and weather patterns. In the future, we may not be able to pass all or a portion of such higher raw materials prices on to our customers.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

        Not Applicable.

ITEM 2. PROPERTIES

        The general location, use and approximate size of our principal properties are set forth below:

Location	Owned/Leased	Use	Approximate Area in Square Feet (1)
Bristol, Pennsylvania	leased	Administrative and computer services	172,600
New York, New York	leased	Administrative, executive and sales offices	788,100
Vaughan, Canada	leased	Administrative offices and distribution warehouse	125,000
Lawrenceburg, Tennessee	owned	Distribution warehouses	1,223,800
South Hill, Virginia	leased	Distribution warehouses	835,900
El Paso, Texas	leased	Distribution warehouses	952,000
White Plains, New York	leased	Administrative offices	132,200
West Deptford, New Jersey	leased	Distribution warehouses	988,400
East Providence, Rhode Island	leased	Distribution warehouses, product development, administrative and computer services	163,400
Edison, New Jersey	leased	Distribution warehouse	156,000

_________________
(1)  Including mezzanine where applicable.

        We sublease a 234,000 square foot office building in White Plains, New York to an independent company.

        We own approximately 550,000 square feet of office and manufacturing facilities in Mexico which are not in service. We intend to sell these facilities. We also lease approximately 715,250 square feet of warehouse facilities in Goose Creek, South Carolina which are currently not in service.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers are as follows:

Name	Age	Office
Wesley R. Card	60	President and Chief Executive Officer
Sidney Kimmel	80	Chairman
Ira M. Dansky	62	Executive Vice President, General Counsel and Secretary
John T. McClain	46	Chief Financial Officer
Andrew Cohen	58	Chief Executive Officer - Wholesale Footwear and Accessories
Christopher R. Cade	40	Executive Vice President, Chief Accounting Officer and Controller

        Mr. Card was named our President and Chief Executive Officer on July 12, 2007. Mr. Card had been our Chief Operating Officer since March 2002. He had also been appointed Chief Financial Officer in March 2007, a position he previously held from 1990 to March 2006.

        Mr. Kimmel founded the Jones Apparel Division of W.R. Grace & Co. in 1970. Mr. Kimmel has served as our Chairman since 1975 and as Chief Executive Officer from 1975 to May 2002.

        Mr. Dansky has been our General Counsel since 1996 and our Secretary since January 2001. He was elected an Executive Vice President in March 2002.

        Mr. McClain became our Chief Financial Officer on July 16, 2007. Prior to joining us, Mr. McClain served as Chief Accounting Officer of Avis Budget Group, Inc. (formerly Cendant Corporation), a position he assumed in July 2006. From 1999 to July 2006, Mr. McClain served as Senior Vice President, Finance and Corporate Controller for Cendant Corporation.

        Mr. Cohen was named Chief Executive Officer - Wholesale Footwear and Accessories in April 2006 and served as President - Wholesale Footwear and Accessories from January 2006 until April 2006. He was the Group President of the Energie and l.e.i. divisions from May 2004 to January 2006 and President of the Energie Division from July 2001 until May 2004.

        Mr. Cade was named Executive Vice President, Chief Accounting Officer and Controller on December 17, 2007. Prior to joining us, Mr. Cade served as Senior Vice President, Chief Accounting Officer and Controller of Realogy Corporation (formerly Cendant Corporation), a position he assumed in August 2006. From June 2004 through July 2006, Mr. Cade served as Vice President, Corporate Finance, of Cendant Corporation. Prior to joining Cendant, he held various financial and accounting positions, including Director, Corporate Accounting and Reporting, of Public Service Enterprise Group, where he was employed from October 2002 to June 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Price range of common stock:
2007
High	$35.54	$34.73	$28.72	$23.08
Low	$30.22	$27.50	$16.73	$15.98
2006
High	$36.10	$35.98	$33.07	$34.51
Low	$28.58	$30.59	$27.30	$31.72
Dividends per share of common stock:
2007	$0.14	$0.14	$0.14	$0.14
2006	$0.12	$0.12	$0.12	$0.14

        Our common stock is traded on the New York Stock Exchange under the symbol "JNY." The above figures set forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the New York Stock Exchange Composite Tape. The last reported sale price per share of our common stock on February 21, 2008 was $14.60, and on that date there were 411 holders of record of our common stock. However, many shares are held in "street name;" therefore, the number of holders of record may not represent the actual number of shareholders.

Annual CEO Certification

        The Annual CEO Certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual was submitted to the New York Stock Exchange on June 27, 2007.

Issuer Purchases of Equity Securities

        The following table sets forth the repurchases of our common stock for the fiscal quarter ended December 31, 2007.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 7, 2007 to November 3, 2007	2,462,819	$22.31*	2,462,819	$303,078,306
November 4, 2007 to December 1, 2007	-	-	-	$303,078,306
December 2, 2007 to December 31, 2007	-	-	-	$303,078,306
Total	2,462,819	$22.31*	2,462,819	$303,078,306

* - Represents the average price per share for all shares purchased under the accelerated share repurchase program described below.

        These repurchases were made under a program announced on September 6, 2007 for $500.0 million. This program has no expiration date.

        On September 6, 2007, we paid $400.0 million for the purchase of our common stock under an accelerated share repurchase ("ASR") program entered into with Goldman, Sachs & Co. ("Goldman"). We received an initial delivery of 15.5 million shares on September 11, 2007 and a second delivery of 2.4 million shares on October 18, 2007. The combined average price for the 17.9 million shares delivered to date under the ASR is $22.31 per share. Remaining shares, if any, to be received under the ASR program, up to a maximum of 3.1 million shares, will be received upon final settlement of the program, which is scheduled for no later than July 19, 2008, and may occur earlier at the option of Goldman or later under certain circumstances. The exact number of additional shares, if any, to be delivered to us under the ASR will be based on the volume weighted-average price of our stock during the term of the ASR, subject to a minimum and maximum price for the purchased shares. The initial shares repurchased are subject to adjustment if we enter into or announce certain types of transactions.

Comparative Performance

        The SEC requires us to present a chart comparing the cumulative total stockholder return on our common stock with the cumulative total stockholder return of (i) a broad equity market index and (ii) a published industry index or peer group. The following chart compares the performance of our common stock with that of the S&P 500 Composite Index and the S&P 500 Apparel, Accessories & Luxury Goods Index, assuming an investment of $100 on December 31, 2002 in each of our common stock, the stocks comprising the S&P 500 Composite Index and the stocks comprising the S&P 500 Apparel, Accessories & Luxury Goods Index and the reinvestment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

        The following financial information is qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Report. The selected consolidated financial information presented below is derived from our audited Consolidated Financial Statements for each of the five years in the period ended December 31, 2007. We completed our acquisitions of Kasper, Maxwell and Barneys at various dates within the five-year period and, accordingly, the results of their operations are included in our operating results from the respective dates of acquisition. On September 6, 2007, we sold Barneys. The results of operations of Barneys have been reported as discontinued operations for all periods presented.

(All amounts in millions except per share data)

Year Ended December 31,	2007	2006	2005	2004	2003
Income Statement Data
Net sales	$ 3,793.3	$ 4,014.8	$ 4,473.3	$ 4,573.2	$ 4,339.1
Licensing income	52.0	51.1	58.9	57.1	36.2
Service and other revenues	3.2	21.1	-	-	-

Total revenues	3,848.5	4,087.0	4,532.2	4,630.3	4,375.3
Cost of goods sold	2,609.1	2,674.2	2,950.4	2,933.9	2,738.6

Gross profit	1,239.4	1,412.8	1,581.8	1,696.4	1,636.7
Selling, general and administrative expenses	1,100.4	1,096.3	1,128.3	1,170.9	1,052.4
Loss on sale of Polo Jeans Company business	-	45.1	-	-	-
Trademark impairments	88.0	50.2	-	0.2	4.5
Goodwill impairment	78.0	441.2	-	-	-

Operating (loss) income	(27.0)	(220.0)	453.5	525.3	579.8
Interest income	3.7	3.5	1.1	1.9	3.5
Interest expense and financing costs	51.5	50.5	71.0	51.1	58.8
Gain on sale of stock in Rubicon Retail Limited	-	17.4	-	-	-
Gain on sale of interest in Australian joint venture	8.2	-	-	-	-
Equity in earnings of unconsolidated affiliates	8.1	4.5	3.2	3.8	2.5

(Loss) income from continuing operations before provision for income taxes	(58.5)	(245.1)	386.8	479.9	527.0
(Benefit) provision for income taxes (1)	(104.4)	(70.1)	134.0	180.5	198.4

Income (loss) from continuing operations	45.9	(175.0)	252.8	299.4	328.6
Income from discontinued operations, net of tax (2)	265.2	29.0	21.5	2.4	-
Cumulative effect of change in accounting for share-based payments, net of tax	-	1.9	-	-	-

Net income (loss)	$311.1	$ (144.1)	$ 274.3	$ 301.8	$ 328.6

Per Share Data
Basic earnings (loss) per share
Income (loss) from continuing operations	$ 0.46	$ (1.58)	$ 2.15	$ 2.42	$ 2.58
Income from discontinued operations	2.65	0.26	0.18	0.02	-
Cumulative effect of change in accounting principle	-	0.02	-	-	-

Basic earnings (loss) per share	$ 3.11	$ (1.30)	$ 2.33	$ 2.44	$ 2.58

Diluted earnings (loss) per share
Income (loss) from continuing operations	$0.45	$(1.58)	$2.12	$2.37	$2.48
Income from discontinued operations	2.62	0.26	0.18	0.02	-
Cumulative effect of change in accounting principle	-	0.02	-	-	-

Diluted earnings (loss) per share	$3.07	$(1.30)	$2.30	$2.39	$2.48

December 31,	2007	2006	2005	2004	2003
Per Share Data (continued)
Dividends paid per share	$ 0.56	$ 0.50	$ 0.44	$ 0.36	$ 0.16
Weighted average common shares outstanding
Basic	99.9	110.6	118.0	123.6	127.3
Diluted	101.3	110.6	119.2	126.5	136.5
Balance Sheet Data
Working capital	$ 898.5	$ 984.2	$ 447.9	$ 612.3	$ 826.9
Total assets	3,236.6	3,801.1	4,577.8	4,571.4	4,187.7
Short-term debt and current portion of long-term debt and capital lease obligations	4.8	104.1	357.3	203.2	180.8
Long-term debt, including capital lease obligations	777.7	785.1	786.4	1,013.3	835.1
Stockholders' equity	1,996.8	2,211.6	2,666.4	2,653.9	2,537.8

(1)	As a result of the capital gain generated by the sale of Barneys, we reversed a $107.7 million deferred tax valuation allowance previously created from capital loss carryforwards that we had not expected to be able to utilize. The reversal of the tax valuation allowance has been recorded in income from continuing operations as the creation of the deferred tax valuation allowance was recorded in continuing operations in 2006 upon the sale of our Polo Jeans Company business.

(2)	On September 6, 2007, we sold Barneys. In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations of Barneys have been reported as discontinued operations for all periods presented. The 2007 amount includes an after-tax gain of $254.2 million from the sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion provides information and analysis of our results of operations from 2005 through 2007, and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

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

        During 2007, the following significant events took place:

  in May 2007, we announced our strategic decision to exit or sell certain of our moderate product lines;
  in September 2007, we sold Barneys to an affiliate of Istithmar PJSC, a Dubai-based private equity and alternative investment house, for $937.4 million in cash;
  in September 2007, we entered into an accelerated share repurchase program to repurchase $400.0 million of our common stock;
  in September 2007, Standard & Poor's and Moody's downgraded their credit ratings on our senior notes; and
  in October 2007, we announced the closing of warehouse facilities in New Jersey and South Carolina.

Trends

        We believe that several significant trends are occurring in the women's apparel, footwear and accessories industry. We believe that a trend exists among our major retail accounts to concentrate their women's apparel, footwear and accessories buying among a narrowing group of vendors and to differentiate their product offerings through exclusivity of brands. We believe department stores are increasing the focus of their product assortments on their own private label products. We also believe that consumers in the United States and Canada are shopping in multiple channels, including specialty shops and national chains where value is perceived to be higher. We have responded to these trends by enhancing the brand equity of our brands through our focus on design, quality and value, and through strategic acquisitions which provide significant diversification to the business by successfully adding new distribution channels, labels and product lines. Through this diversification, we have evolved into a multidimensional resource in apparel, footwear and accessories and retail. We have leveraged the strength of our brands to increase both the number of locations and amount of selling space in which our products are offered and to introduce product extensions. We have also leveraged our design, production and marketing capabilities to develop and provide proprietary branded and private label products to major wholesale customers.

        On January 1, 2005, the World Trade Organization's 148 member nations lifted all quotas on apparel and textiles. As a result, all textiles and textile apparel manufactured in a member nation and exported after January 1, 2005 are no longer subject to quota restrictions. This allows retailers, apparel firms and others to import unlimited quantities of apparel and textile items from China, India and other low-cost countries. The effects of this action could lead to lower production costs or allow us to improve the quality of our products for a given cost and could also allow us to concentrate production in the most efficient markets. However, the recent substantial decline of the United States dollar against major world currencies and higher labor costs being experienced by some of our foreign manufacturers, primarily in China, could cause our manufacturing costs to rise. China has also implemented an export tax on many of the items previously subject to quota restriction. In addition, litigation and political activity has been initiated by interested parties seeking to re-impose quotas. As a result, we are unable to predict the long-term effects of the lifting of quota restrictions and related events on our results of operations.

Exit or Reduction in Scale of Certain Moderate Brands

        Our continued strategic operational reviews and efforts to improve profitability and the continued trend of our moderate customers towards differentiated product offerings led us to make the strategic decision to exit or significantly reduce the scale of some of our moderate product lines during 2007. We believe that exiting or reducing these product lines will strengthen our future operating results and allow us to focus primarily on growth opportunities in our remaining wholesale product lines, which have strong fundamentals and operate at substantially higher margins. This decision will not impact in any way our denim and junior division labels such as Gloria Vanderbilt, l.e.i., Energie, Jeanstar, Grane and others, which are also reported in the wholesale moderate apparel segment. As a result of the loss of these projected revenues, we recorded impairments for our Norton McNaughton and Erika trademarks of $80.5 million in our licensing, other and eliminations segment. The moderate product lines we are exiting have not been classified as discontinued operations as they do not meet the criteria for discontinued operations as set forth in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Sale of Barneys

        On September 6, 2007, we completed the sale of Barneys to an affiliate of Istithmar PJSC. We received $937.4 million of cash (net of working capital adjustments) and paid an aggregate of $54.5 million in cash as of December 31, 2007 for bonuses for key Barneys employees, compensation for restricted stock held by certain employees of Barneys that was forfeited upon the completion of the sale and other fees and costs related to the sale. Net cash proceeds, after estimated taxes expected to be paid, are expected to amount to approximately $840.0 million. This transaction did not result in a default under, nor an obligation to redeem or repurchase, any of our senior notes.

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

        These matters were resolved by settlement dated January 22, 2006, which closed on February 3, 2006. In connection with this settlement, we entered into a Stock Purchase Agreement with Polo and certain of its subsidiaries with respect to the sale to Polo of all outstanding stock of Sun. We received gross proceeds of $355.0 million in connection with the sale and the settlement. Sun's assets and liabilities on the closing date primarily related to the Polo Jeans Company business, which Sun operated under long-term license and design agreements entered into with Polo in 1995. We retained distribution and product development facilities in El Paso, Texas, along with certain working capital items, including accounts receivable and accounts payable. In addition, as part of the agreements, we provided certain support services to Polo (including manufacturing, distribution and information technology) until January 2007 and we continued to provide certain financial and administrative functions until March 2007.

        We recorded a pre-tax loss of approximately $145.1 million after allocating $356.7 million of goodwill to the business sold and a pre-tax gain of $100.0 million related to the litigation settlement. Approximately $3.7 million in state and local taxes have been accrued related to the litigation settlement, resulting in a combined after tax loss of approximately $48.8 million. The combined loss created federal and state capital loss carryforwards that we are using to partially offset the gain realized from the sale of Barneys.

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

        In connection with the denim restructuring, we recorded $11.4 million of net pre-tax costs (of which $12.1 million was recorded in 2005 and $0.7 million was reversed in 2006), which includes $5.1 million of one-time termination benefits, $3.1 million of losses on the sale of property, plant and equipment, $2.3 million of contract termination costs and $0.9 million of legal and other associated costs.

        In December 2005, we closed our distribution center in Bristol, Pennsylvania. A total of 118 employees were affected by the closure. We recorded charges of $3.6 million and $0.4 million in 2005 and 2006, respectively, related to one-time termination benefits and other employee-related matters.

        On May 15, 2006, we announced the closing of our Secaucus, New Jersey warehouse to reduce excess capacity. In connection with the closing, we incurred $2.7 million of one-time termination benefits and associated employee costs for 211 employees and $1.6 million for cleanup costs and remaining rent payments in 2006.

        On May 30, 2006, we announced the closing of our Stein Mart leased shoe departments, effective January 2007. In connection with the closing, we accrued $1.2 million and reversed $0.1 million of one-time termination benefits and associated employee costs in 2006 and 2007, respectively, for 468 employees.

        On September 12, 2006, we announced the closing of certain El Paso, Texas and Mexican operations related to the decision by Polo to discontinue the Polo Jeans Company product line (the "manufacturing restructuring") , which we produced for Polo subsequent to the sale of the Polo Jeans Company business to Polo in February 2006. In connection with the El Paso closing, we incurred $4.3 million of one-time termination benefits and associated employee costs for 113 employees and $0.7 million of other costs. Of this amount, $4.1 million was recorded during 2006 and $0.9 million was recorded during 2007. In connection with the

Mexican closing, we expect to incur $3.0 million of one-time termination benefits and associated employee costs for 1,729 employees and $0.7 million of other costs. Of this amount, $2.8 million was recorded in 2006 and $0.7 million was recorded in 2007. The remaining $0.2 million will be recorded during 2008. In addition, we determined the estimated fair value of the property, plant and equipment employed in Mexico was less than its carrying value. As a result, we recorded an impairment loss of $8.6 million in 2006.

        In connection with the exit and reorganization of certain moderate apparel product lines, we decided to close certain New York offices, and on October 9, 2007, we announced the closing of warehouse facilities in Goose Creek, South Carolina. We expect to incur $8.0 million of one-time termination benefits and associated employee costs for approximately 440 employees. Of this amount, $7.9 million was recorded in 2007 and the remaining $0.1 million will be recorded in 2008. These closings were substantially complete by the end of February 2008.

        On October 17, 2007, we announced the closing of warehouse facilities in Edison, New Jersey. We expect to incur $3.5 million of one-time termination benefits and associated employee costs for approximately 160 employees. Of this amount, $2.8 million was recorded in 2007, and the remaining $0.7 will be recorded in 2008. The closing will be substantially complete by the end of June 2008.

        For further information, see "Accrued Restructuring Costs" in Notes to Consolidated Financial Statements.

Strategic Review of Operations

        In mid-2005, we completed a strategic review of our operating infrastructure and general and administrative support areas to improve profitability and to ensure we are properly positioned for the long-term benefit of our shareholders. By proactively reviewing our infrastructure, systems and operating processes at a time when the industry is undergoing consolidation and change, we plan to eliminate redundancies and improve our overall cost structure and margin performance.

Supply Chain Management
  We have implemented and continue to enhance a product development management system.
  We are now utilizing the capabilities of our third-party manufacturers to increase pre-production product development activities directly with them.
  We selected SAP Apparel and Footwear Solution as our enterprise resource planning system, which has been implemented in the majority of our apparel operations and will ultimately be implemented company-wide.
  The logistics network has been analyzed to reduce costs and increase efficiency by following a tiered approach of (i) multiple product usage of existing distribution centers, (ii) utilizing third party logistics providers, and (iii) ultimately direct shipping from factory to customer. We have closed four distribution centers since 2005 as a result of these efforts and other restructuring actions, with one additional distribution center scheduled to close in 2008.
  In response to the elimination of apparel quotas and other trade safeguards, we have been consolidating our third-party manufacturing to a more concentrated vendor matrix.

General and Administrative Areas
  We are implementing best practices in connection with the migration of our current systems to the SAP Apparel and Footwear Solution platform.

        The implementation and execution of the initiatives, other than the company-wide implementation of SAP, were substantially completed by the end of 2007. We have reduced annual costs by approximately $100 million over the period. Total costs (including capital expenditures, severance costs and fees) for our strategic review and the related initiatives are expected to be approximately $120 million. As of December 31, 2007, we have spent a total of $117.5 million.

        While customer consolidation, other restructurings and the difficult retail climate have served to offset much of the impact of these cost reductions, we are now in an excellent position to benefit from these initiatives as we move forward.

Goodwill and Other Intangible Assets

        Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. Accounting rules require that we test at least annually for possible goodwill impairment. We perform our test in the fourth fiscal quarter of each year using a discounted cash flow analysis that requires that certain assumptions and estimates be made regarding industry economic factors and future profitability. As a result of the 2006 impairment analysis, we determined that the goodwill balance existing in our wholesale moderate apparel segment was impaired as a result of decreases in projected revenues and profitability with respect to our Norton McNaughton, l.e.i. and certain other moderate apparel brands, as well as changes in business strategy with respect to our Norton McNaughton brand. Accordingly, we recorded an impairment charge of $441.2 million. As a result of the 2007 impairment analysis, we determined that the remaining goodwill balance existing in our wholesale moderate apparel segment was impaired as a result of decreases in projected revenues and profitability for certain brands. Accordingly, we recorded an impairment charge of $78.0 million.

        We also perform our annual impairment test for trademarks during the fourth fiscal quarter of the year. As a result of the 2007 impairment analysis, we recorded trademark impairment charges of $7.5 million as a result of decreases in projected revenues for certain brands. We also recorded trademark impairment charges of $80.5 million in 2007 as a result of our decision to discontinue our Norton McNaughton brand and significantly reduce the scale of our Erika brand. As a result of the 2006 impairment analysis, we recorded trademark impairment charges of $50.2 million as a result of decreases in projected revenues for our Norton McNaughton brand, our Albert Nipon better apparel brand, our Westies and Sam & Libby footwear brands and our Richelieu costume jewelry brand. All trademark impairment charges are reported as selling, general and administrative expenses in the licensing, other and eliminations segment.

Stock-Based Compensation

        In December 2004, the FASB issued a revision of SFAS No. 123, "Share-Based Payment" (hereinafter referred to as "SFAS No. 123R"), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. We adopted SFAS No. 123R on January 1, 2006 using the modified prospective application option. As a result, the compensation cost for the portion of awards we granted before January 1, 2006 for which the requisite service had not been rendered and that were outstanding as of January 1, 2006 will be recognized as the remaining requisite service is rendered. In addition, the adoption of SFAS No. 123R required us to change from recognizing the effect of forfeitures as they occur to estimating the number of outstanding instruments for which the requisite service is not expected to be rendered. As a result, we recorded a pretax gain of $3.1 million on January 1, 2006, which is reported as a cumulative effect of a change in accounting principle. We were also required to change the amortization period for employees eligible to retire from the period over which the awards vest to the period from the grant date to the date the employee is eligible to retire. This change resulted in additional amortization expense of $1.9 million and $0.1 million for 2007 and 2006, respectively. Concurrently with the adoption of SFAS No. 123R, we have shifted the composition of our share-based compensation awards towards the use of restricted shares and away from the use of employee stock options.

Accelerated Share Repurchase Program

        On September 6, 2007, we paid $400.0 million for the purchase of our common stock under an accelerated share repurchase ("ASR") program entered into with Goldman, Sachs & Co. ("Goldman"). We received an initial delivery of 15.5 million shares on September 11, 2007 and a second delivery of 2.4 million shares on October 18, 2007. The combined average price for the 17.9 million shares delivered to date under the ASR is $22.31 per share. Remaining shares, if any, to be received under the ASR program, up to a maximum of 3.1 million shares, will be received upon final settlement of the program, which is scheduled for no later than July 19, 2008, and may occur earlier at the option of Goldman or later under certain circumstances. The exact number of additional shares, if any, to be delivered to us under the ASR will be based on the volume weighted-average price of our stock during the term of the ASR, subject to a minimum and maximum price for the purchased shares. The initial shares repurchased are subject to adjustment if we enter into or announce certain types of transactions.

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

        We test our goodwill and our intangible assets with indefinite lives for impairment on an annual basis (during our fourth fiscal quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. We recorded goodwill impairments of $78.0 million and $441.2 million in 2007 and 2006, respectively. We recorded trademark impairments of $88.0 million and $50.2 million in 2007 and 2006, respectively. For more information, see "Goodwill and Other Intangible Assets" in Notes to Consolidated Financial Statements.

        We test both our goodwill and our trademarks for impairment by utilizing discounted cash flow models to estimate their fair values. These cash flow models involve several assumptions. Changes in our assumptions could materially impact our fair value estimates. Assumptions critical to our fair value estimates are: (i) discount rates used to derive the present value factors used in determining the fair value of the reporting units and trademarks; (ii) royalty rates used in our trade mark valuations; (iii) projected average revenue growth rates used in the reporting unit and trademark models; and (iv) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances. Based on our latest annual testing, the following table shows the range of assumptions we used to derive our fair value estimates and the hypothetical additional impairment charge for goodwill and trademarks resulting from a one percentage point unfavorable change in each of our fair value assumptions (amounts in millions).

	Assumptions		Effect of one percentage point unfavorable change in:
	Goodwill	Trademarks	Goodwill	Trademarks
Discount rates	9.5%	9.5%	$ 475.9	$ 4.6
Royalty rates	--	1.0% - 7.0%	--	15.5
Revenue growth rates	(16.3%) - 9.7%	(100%) - 57.5%	379.6	1.3
Long-term growth rates	3.0%	0% - 3.0%	492.6	3.2

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

Results of Operations

Statements of Operations Stated in Dollars and as a Percentage of Total Revenues
(In millions)	2007		2006		2005
Net sales	$ 3,793.3	98.6%	$ 4,014.8	98.2%	$ 4,473.3	98.7%
Licensing income	52.0	1.4%	51.1	1.3%	58.9	1.3%
Service and other revenues	3.2	0.1%	21.1	0.5%	-	-

Total revenues	3,848.5	100.0%	4,087.0	100.0%	4,532.2	100.0%
Cost of goods sold	2,609.1	67.8%	2,674.2	65.4%	2,950.4	65.1%

Gross profit	1,239.4	32.2%	1,412.8	34.6%	1,581.8	34.9%
Selling, general and administrative expenses	1,100.4	28.6%	1,096.3	26.8%	1,128.3	24.9%
Loss on sale of Polo Jeans Company business	-	-	45.1	1.1%	-	-
Trademark impairments	88.0	2.3%	50.2	1.2%	-	-
Goodwill impairments	78.0	2.0%	441.2	10.8%	-	-

Operating (loss) income	(27.0)	(0.7%)	(220.0)	(5.4%)	453.5	10.0%
Interest income	3.7	0.1%	3.5	0.1%	1.1	0.0%
Interest expense and financing costs	51.5	1.3%	50.5	1.2%	71.0	1.6%
Gain on sale of stock in Rubicon Retail Limited	-	-	17.4	0.4%	-	-
Gain on sale of interest in Australian joint venture	8.2	0.2%	-	-	-	-
Equity in earnings of unconsolidated affiliates	8.1	0.2%	4.5	0.1%	3.2	0.1%

(Loss) income from continuing operations before provision for income taxes	(58.5)	(1.5%)	(245.1)	(6.0%)	386.8	8.5%
(Benefit) provision for income taxes	(104.4)	(2.7%)	(70.1)	(1.7%)	134.0	2.9%

Income (loss) from continuing operations	45.9	1.2%	(175.0)	(4.3%)	252.8	5.6%
Income from discontinued operations, including gain on sale of Barneys in 2007, net of tax	265.2	6.9%	29.0	0.7%	21.5	0.5%
Cumulative effect of change in accounting for share-based payments, net of tax	-	-	1.9	0.0%	-	-

Net income (loss)	$ 311.1	8.1%	$ (144.1)	(3.5%)	$ 274.3	6.1%

Percentage totals may not agree due to rounding.

2007 Compared with 2006

        Revenues. Total revenues for 2007 were $3.8 billion compared with $4.1 billion for 2006, a decrease of 5.8%. Revenues by segment were as follows:

(In millions)	2007	2006	Increase (Decrease)	Percent Change
Wholesale better apparel	$ 1,101.0	$ 1,127.4	$ (26.4)	(2.3%)
Wholesale moderate apparel	985.0	1,142.0	(157.0)	(13.7%)
Wholesale footwear and accessories	955.8	941.1	14.7	1.6%
Retail	753.7	822.7	(69.0)	(8.4%)
Licensing and other	53.0	53.8	(0.8)	(1.5%)

Total revenues	$ 3,848.5	$ 4,087.0	$ (238.5)	(5.8%)

        Wholesale better apparel revenues decreased primarily due to the effects of the sale of the Polo Jeans Company business, which contributed $24.6 million in net sales in 2006. Shipments of our Jones New York Signature and Evan-Picone product lines increased due to orders from our customers based on the performance of these brands at retail. These increases were offset by decreased shipments of our Jones New York Suit product line due to decreased orders from our customers based on the performance of this brands at retail and decreased shipments of our Jones New York, Anne Klein and Jones New York Sport product lines due to decreased orders from our customers driven by the overall challenging retail environment.

        Wholesale moderate apparel revenues decreased primarily due to decreased shipments and higher markdown allowances to clear inventory in the moderate brands we are exiting or significantly reducing (including the Norton McNaughton, Bandolino, Nine & Co. and Rena Rowan product lines), decreased shipments of our denim product lines due to decreased orders from our customers driven by the overall challenging retail environment that developed during the fourth quarter of 2007 and the discontinuance by our wholesale customers of their exclusive W, Joneswear Jeans, C.L.O.T.H.E.S., Latina and Duckhead product lines. These decreases were partially offset by increased shipments of our Energie product line due to increased orders from our customers based on the performance of this brand at retail.

        Wholesale footwear and accessories revenues increased primarily due to (1) increased shipping in our international business due to increased orders from our existing customers and the addition of new territories, (2) increased shipments of our Nine West and Nine & Co. handbag products due to higher customer orders from strong product performance at retail, and (3) the launch of our Anne Klein New York, Joan & David, Boutique 9 and l.e.i. footwear product lines. These increases were partially offset by reductions in our Nine West and certain other footwear product lines due to retail consolidations and the timing of shipments to certain retailers and lower levels of sales to off-price retailers.

        Retail revenues decreased primarily due to the effect of the closing of our leased Stein Mart locations ($51.7 million) and a 6.5% decline in comparable store sales ($45.9 million)(comparable stores are stores that have been open for a full year, are not scheduled to close in the current period and are not scheduled for an expansion or downsize by more than 25% or relocation to a different street or mall), offset by $29.3 million from new store openings. Excluding Barneys, we began 2007 with 1,100 retail locations and had a net decrease of 66 locations (primarily the Stein Mart locations) during the period to end the period with 1,034 locations.

        Revenues for 2007 also include $1.0 million in the licensing and other segment of service fees charged to Barneys under a short-term transition services agreement entered into with Barneys at the time of the sale. These revenues are based on contractual monthly fees as set forth in the agreement. The agreement is scheduled to end in May 2008.

        Revenues for 2007 and 2006 also include $1.2 million and $17.4 million, respectively, of service fees charged to Polo under a short-term transition service agreement entered into with Polo at the time of the sale of the Polo Jeans Company business. These revenues were based on contractual monthly and per-unit fees as set forth in the agreement. Of the 2007 amount, $1.0 million was recorded in the wholesale better apparel segment and $0.2 million was recorded in the wholesale moderate apparel segment. Of the 2006 amount, $11.7 million was recorded in the wholesale better apparel segment, $3.1 million was recorded in the wholesale moderate apparel segment and $2.6 million was recorded in the licensing and other segment. The agreement terminated in March 2007.

        Gross Profit. The gross profit margin was 32.2% in 2007 and 34.6% in 2006.

        Wholesale better apparel gross profit margins were 32.4% and 36.5% for 2007 and 2006, respectively. The decrease was due to reduced sales of higher-margin Polo Jeans Company products as a result of the sale of the Polo Jeans Company business, higher levels of sales to off-price retailers and higher levels of markdowns to assist our customers with the overall challenging retail environment.

        Wholesale moderate apparel gross profit margins were 18.6% and 21.2% for 2007 and 2006, respectively. The decrease was a result of higher levels of markdowns to clear excess inventory and to assist our customers with the overall challenging retail environment that developed during the fourth quarter of 2007, as well as higher levels of sales to off-price retailers, higher production costs and higher levels of air freight.

        Wholesale footwear and accessories gross profit margins were 28.2% and 28.6% for 2007 and 2006, respectively. The decrease was a result of a higher level of markdowns to clear excess inventory and higher net sales in our lower-margin international business in 2007, offset by the launch of our higher-margin AK

Anne Klein jewelry line in 2007, and by markdowns related to the discontinuance of the licensed Tommy Hilfiger jewelry line and writedowns of excess inventory in our direct selling jewelry and accessory business in 2006.

        Retail gross profit margins were 48.4% and 51.4% for 2007 and 2006, respectively. The decrease was the result of a higher level of promotional activity in our footwear and accessories stores to liquidate excess inventory in 2007, partially offset by the liquidation of inventory related to the closing of our Stein Mart locations in 2006.

        SG&A Expenses. Selling, general and administrative ("SG&A") expenses were approximately $1.1 billion in both 2007 and 2006. SG&A expenses in 2007 included $10.3 million and $0.4 million recorded in the wholesale moderate and wholesale better apparel segments, respectively, related to the exit of certain brands and the closing of warehouse facilities. Increased expenses resulting from the opening of new retail stores amounted to $18.0 million in 2007, which were offset by $19.7 million of cost savings resulting from the shutdown of our Stein Mart locations. Advertising expense, net of co-operative advertising reimbursements, decreased $16.8 million from 2006 to 2007. SG&A expenses in 2007 also included $16.5 million recorded in the licensing, other and eliminations segment related to the termination of two former executive officers. SG&A expenses in 2006 included $4.3 million recorded in the wholesale better apparel segment related to the closing of the Secaucus warehouse, $1.2 million recorded in the retail segment related to the closing of our Stein Mart retail locations, $2.3 million recorded in the wholesale moderate apparel segment related to the closing of our Mexican production facilities, $10.0 million recorded in the wholesale footwear and accessories segment related to the termination of a former executive officer and the settlement of litigation concerning a license agreement. SG&A expenses in 2006 also included $2.6 million in the retail segment and $0.9 million recorded in the licensing, other and eliminations segment related to the termination of the former executive officer.

        Impairment Losses and Other Items. As a result of our annual goodwill impairment analyses, we recorded goodwill impairments of $78.0 and $441.2 million in 2007 and 2006, respectively, as a result of decreases in projected revenues and profitability for certain moderate apparel brands. As a result of our annual trademark impairment analyses, we recorded trademark impairment charges of $7.5 and $50.2 million in 2007 and 2006, respectively, as a result of decreases in projected revenues for certain moderate apparel brands. We also recorded trademark impairment charges of $80.5 million in 2007 as a result of our decision to discontinue our Norton McNaughton brand and significantly reduce the scale of our Erika brand. For more information, see "Goodwill and Other Intangible Assets" in Notes to Consolidated Financial Statements.

        During 2007, we sold our interest in our Australian joint venture for $20.7 million, which resulted in a gain of $8.2 million (see "Joint Ventures" in Notes to Consolidated Financial Statements). During 2006, we recorded a $17.4 million gain (net of associated costs) upon the sale of stock in Rubicon Retail Limited (see "Gain on Sale of Stock in Rubicon Retail Limited" in Notes to Consolidated Financial Statements).

        Operating Loss. The resulting operating loss from continuing operations for 2007 was $27.0 million compared with $220.0 million for 2006, due to the factors described above and the loss of the sale of the Polo Jeans Company business in 2006.

        Net Interest Expense. Net interest expense was $47.8 million in 2007 compared with $47.0 million in 2006.

        Benefit for Income Taxes. The effective income tax rate benefit on continuing operations was 178.4% and 28.5% for 2007 and 2006, respectively. Excluding the effects of the reversal of the deferred tax valuation allowance related to the sale of Barneys ($107.7 million) and the goodwill impairment, the effective tax rate on continuing operations was 17.0% for 2007. Without the effects of the Polo Jeans Company sale, the goodwill impairment, the litigation settlement and the gain on the sale of stock in Rubicon Retail Limited, the effective tax rate on continuing operations was 34.0% for 2006. The change from 2006 to 2007 was primarily driven by a greater impact of the foreign income tax differential relative to pre-tax income in 2007 than in 2006.

        Discontinued Operations. Income from discontinued operations for 2007 includes a $254.2 million after-tax gain on the sale of Barneys and $11.0 million of net income from the operation of Barneys prior to the sale (see "Discontinued Operations" in Notes to Consolidated Financial Statements), compared to $29.0 million of net income from the operation of Barneys in 2006. The decrease in net income from the operation of Barneys is primarily due to the results of Barneys being included in the current year only through September 5, 2007.

        Net Income (Loss) and Earnings (Loss) Per Share. Net income was $311.1 million in 2007 compared with a net loss of $144.1 million in 2006. Diluted earnings per share for 2007 was $3.07 compared with a loss per share of $(1.30) for 2006, on 8.4% fewer shares outstanding.

2006 Compared with 2005

        Revenues. Total revenues for 2006 were $4.09 billion compared with $4.53 billion for 2005, a decrease of 9.8%. Revenues by segment were as follows:

(In millions)	2006	2005	Increase (Decrease)	Percent Change
Wholesale better apparel	$ 1,127.4	$ 1,438.2	$ (310.8)	(21.6%)
Wholesale moderate apparel	1,142.0	1,265.2	(123.2)	(9.7%)
Wholesale footwear and accessories	941.1	978.6	(37.5)	(3.8%)
Retail	822.7	791.3	31.4	4.0%
Licensing and other	53.8	58.9	(5.1)	(8.7%)

Total revenues	$ 4,087.0	$ 4,532.2	$ (445.2)	(9.8%)

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

        Retail revenues increased due to $29.2 million of revenues from new store openings and $5.5 million of additional revenues resulting from a 0.8% increase in comparable store sales. Excluding Barneys, we began 2006 with 1,060 retail locations and had a net increase of 40 locations during the period to end the period with 1,100 locations.

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

Gross Profit. The gross profit margin was 34.6% in 2006 and 34.9% in 2005.

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

        Retail gross profit margins were 51.4% and 53.1% for 2006 and 2005, respectively. The decrease was the result of a higher level of promotional activity in our footwear and accessories stores to liquidate excess inventory and the liquidation of inventory related to the closing of our Stein Mart locations in 2006.

        SG&A Expenses. SG&A expenses were $1.10 billion in 2006 and $1.13 billion in 2005. A $59.1 million decrease due to the sale of the Polo Jeans Company business and headcount reductions as a result of our strategic initiatives were offset by $17.6 million of increased expenses resulting from the opening of new retail stores, $4.3 million recorded in the wholesale better apparel segment in the current period related to the closing of the Secaucus warehouse, $1.2 million recorded in the retail segment related to the closing of our Stein Mart retail locations, $2.3 million recorded in the wholesale moderate apparel segment related to the closing of our Mexican production facilities and $10.0 million recorded in the wholesale footwear and accessories segment related to the termination of a former executive officer and the settlement of litigation concerning a license agreement. SG&A expenses for 2006 also included $2.6 million in the retail segment and $0.9 million recorded in the licensing, other and eliminations segment related to the termination of the former executive officer. SG&A expenses for 2005 included approximately $3.1 million as a result of an arbitration award to a former employee, approximately $3.6 million related to the closing of our Bristol warehouse facility and $1.7 million related to the denim restructuring in the wholesale moderate apparel segment, offset by one-time gains of $5.1 million in the better wholesale apparel segment as a result of a recovery of unauthorized markdown allowances from Saks Incorporated (relating to sales made by Kasper prior to the date of acquisition) and $5.2 million in the retail segment from a landlord repurchase of a retail store operating lease.

        Impairment Losses and Other Items. We recorded goodwill impairments of $441.2 million in 2006 as a result of decreases in projected revenues and profitability for our Norton McNaughton, l.e.i. and certain other moderate apparel brands as well as changes in business strategy with respect to our Norton McNaughton brand. We also recorded trademark impairment charges of $50.2 million in 2006, primarily as a result of decreases in projected revenues for our Norton McNaughton brand, our Albert Nipon better apparel brand, our Westies and Sam & Libby footwear brands and our Richelieu costume jewelry brand in 2006. For more information, see "Goodwill and Other Intangible Assets" in Notes to Consolidated Financial Statements.

        During 2006, we also recorded a $17.4 million gain (net of associated costs) upon the sale of stock in Rubicon Retail Limited (see "Gain on Sale of Stock in Rubicon Retail Limited" in Notes to Consolidated Financial Statements).

        Operating (Loss) Income. The resulting operating loss from continuing operations for 2006 was $220.0 million compared with operating income of $453.5 million for 2005, due to the factors described above and the loss of the sale of the Polo Jeans Company business.

        Net Interest Expense. Net interest expense was $47.0 million in 2006 compared with $69.9 million in 2005. The decrease was primarily the result of lower average borrowings during 2006 and the redemption at maturity of our 7.875% Senior Notes in June 2006.

        (Benefit) Provision for Income Taxes. The effective income tax rate on continuing operations was 28.6% for 2006 and 34.6% for 2005. The difference was primarily driven by the net tax effects associated with the sale of the Polo Jeans Company business, the goodwill impairment, the litigation settlement and the gain on the sale of stock in Rubicon Retail Limited. Without the effects of the Polo Jeans Company sale, the goodwill impairment, the litigation settlement and the gain on the sale of stock in Rubicon Retail Limited, the effective tax rate for 2006 was 33.9%. The change from 2005 to 2006 was primarily driven by favorable resolutions of the 2001 to 2003 federal and various state income tax audits that resulted in the reversal of $8.6 million of prior income tax accruals.

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

        Discontinued Operations. Net income from the operation of Barneys for 2006 and 2005 was $29.0 million and $21.5 million, respectively (see Discontinued Operations" in Notes to Consolidated Financial Statements). The increase is primarily due to a 9.9% increase in comparable store sales ($53.2 million of additional revenue) and the opening of two flagship and four CO-OP locations in 2006.

        Net (Loss) Income and (Loss) Earnings Per Share. Net loss was $144.1 million in 2006 compared with net income of $274.3 million earned in 2005. Diluted (loss) earnings per share for 2006 was $(1.30) compared with $2.30 for 2005, on 7.2% fewer shares outstanding.

Liquidity and Capital Resources

        Our principal capital requirements have been to fund acquisitions, pay dividends, working capital needs, capital expenditures and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations and expansion. As of December 31, 2007, total cash and cash equivalents were $302.8 million, an increase of $231.3 million from the $71.5 million reported as of December 31, 2006 (including $7.2 million reported under assets held for sale).

        Operating activities of continuing operations provided $120.5 million, $386.4 million and $367.7 million in 2007, 2006 and 2005, respectively.

        The $265.9 million decrease in net cash provided by operating activities from 2006 to 2007 was primarily the result of changes in working capital. Income taxes payable decreased primarily as a result of the tax effects of the Barneys sale. Accounts receivable experienced a smaller decrease in 2007 than in 2006 and accounts payable decreased in 2007 compared to an increase in 2006 primarily due to the effects from the sale of the Polo Jeans Company business and the timing of payments for inventory in 2006.

        The $18.7 million decrease in net cash provided by operating activities from 2005 to 2006 was primarily the result of lower operating income before non-cash impairment charges offset by changes in certain components of working capital. Accounts receivable decreased in 2006 compared to an increase in 2005, primarily as a result of lower wholesale moderate apparel sales in the current period and the effects of the sale of the Polo Jeans Company business. Accounts payable and accrued expenses and other current liabilities experienced increases in 2006 compared to decreases in 2005, primarily as a result of accruals for property, plant and equipment related to new store openings and computer systems and changes in payment terms to certain vendors. These effects were offset by a decrease in taxes payable in 2006 compared to an increase in 2005, primarily as a result of the payment of federal and state audit settlements and the reversal of prior years' income tax audit accruals in the current period, and an increase in inventories in 2006 compared to a decrease in 2005, primarily the result of new store openings in 2006 and anticipated sales growth for early 2007.

        Investing activities of continuing operations provided $758.0 million and $258.8 million in 2007 and 2006, respectively, and used $68.0 million in 2005. The changes were primarily due to net cash received from the sale of Barneys in 2007 compared to the net cash received from the sale of the Polo Jeans Company business in 2006. Capital expenditures, which amounted to $111.2 million in 2007, are expected to be approximately $90 million for 2008, primarily for retail store construction and remodeling and the implementation of new computer systems.

        Financing activities of continuing operations used $667.4 million in 2007, primarily to repurchase our common stock and repay $100.0 million of net borrowings under our Senior Credit Facilities.

        We repurchased $496.9 million, $306.2 million and $235.2 million of our common stock during 2007, 2006 and 2005, respectively. As of December 31, 2007, $303.1 million of Board authorized repurchases was still available. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition. During the term of the ASR program, we must obtain the consent of Goldman to make any additional share repurchases. For further information see "Common Stock" in the Notes to Consolidated Financial Statements.

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

        Financing activities of continuing operations used $608.8 million in 2006, primarily to redeem at maturity our outstanding 7.875% Senior Notes due 2005 at par on June 15, 2006 (for a total payment of $225.0 million), repurchase our common stock and pay dividends to our common shareholders and repay $29.5 million of net borrowings under our Senior Credit Facilities.

        Financing activities of continuing operations used $315.5 million in 2005, primarily to redeem at maturity our outstanding 8.375% Senior Notes due 2005 at par on August 15, 2005 (for a total payment of $129.6 million) and repurchase our common stock and pay dividends to our common shareholders, offset by $60.3 million in net borrowings under our Senior Credit Facilities.

        Proceeds from the issuance of common stock to our employees exercising stock options amounted to $11.1 million, $32.4 million and $13.4 million in 2007, 2006 and 2005, respectively.

        At December 31, 2007, we had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.75 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for a $1.0 billion five-year revolving credit facility that expires in June 2009 and a $750.0 million five-year revolving credit facility that expires in June 2010. At December 31, 2007, $154.5 million was outstanding under the credit facility that expires in June 2009 (comprised solely of outstanding letters of credit) and no amounts were outstanding under the credit facility that expires in June 2010. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require us to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on our ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers and pay dividends. As of December 31, 2007, we are in compliance with all such covenants.

        At December 31, 2007, we also had a C$10.0 million unsecured line of credit in Canada, under which C$0.2 million of letters of credit were outstanding.

        On September 10, 2007, Standard & Poor's announced it had downgraded its senior unsecured rating on our outstanding senior notes from BBB- to BB+, and on September 27, 2007, Moody's announced it had downgraded its senior unsecured rating on our outstanding senior notes from Baa3 to Ba1. Both rating agencies maintain a negative outlook.

        We recorded net pension and postretirement liability gains of $4.5 million to other comprehensive income in 2007 resulting primarily from the amortization of actuarial gains. We recorded net pension and postretirement losses of $1.8 million in 2006 to other comprehensive income resulting primarily from the amortization of actuarial losses and lower than expected returns on our plan assets. We recorded net pension and postretirement gains of $0.2 million in 2005. Our pension and postretirement plans are currently underfunded by a total of $8.6 million. As the benefits under our defined benefit pension plans are frozen with respect to service credits, the effects on future pension expense are not anticipated to be material to our results of operations or to our liquidity.

        On February 13, 2008, we announced that the Board of Directors had declared a quarterly cash dividend of $0.14 per share to all common stockholders of record as of February 29, 2008 for payment on March 14, 2008.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements within the meaning of SEC Regulation S-K Item 303(a)(4).

Contractual Obligations and Contingent Liabilities and Commitments

        The following is a summary of our significant contractual obligations for the periods indicated that existed as of December 31, 2007, and, except for purchase obligations and other long-term liabilities, is based on information appearing in the Notes to Consolidated Financial Statements (amounts in millions). All amounts exclude items related to discontinued operations.

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$ 750.0	$ -	$ 250.0	$ -	$ 500.0
Interest on long-term debt	519.5	38.7	65.6	56.2	359.0
Capital lease obligations	49.3	7.0	9.5	7.0	25.8
Operating lease obligations (1)	807.3	122.8	229.9	180.4	274.2
Purchase obligations (2)	612.1	594.0	11.1	7.0	-
Minimum royalty payments (3)	1.3	1.3	-	-	-
Capital expenditure commitments	28.8	28.8	-	-	-
Deferred compensation	12.0	12.0	-	-	-
Other long-term liabilities	66.5	0.7	13.0	11.3	41.5

Total contractual obligations (4)	$ 2,846.8	$ 805.3	$ 579.1	$ 261.9	$ 1,200.5

(1)	Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating $25.7 million.
(2)	Includes outstanding letters of credit of $154.7million, which primarily represent inventory purchase commitments which typically mature in two to six months.
(3)	Under exclusive licenses to manufacture certain items under trademarks not owned by us pursuant to various license agreements, we are obligated to pay the licensors a percentage of our net sales of these licensed products, subject to minimum scheduled royalty and advertising payments.

(4)	Excludes $16.7 million of uncertain tax positions, for which we cannot make reasonably reliable estimates of the timing and amounts to be paid.

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

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"), which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest of an acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. At the date of adoption, SFAS No. 141(R) is not expected to have a material impact on our results of operations or our financial position.

        In December 2007, the FASB issued SFAS No.160, "Noncontrolling Interests in Consolidated Financial Statements," which requires (1) ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity; (2) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and (3) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions. SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. The adoption of SFAS No. 160 is not expected to have a material impact on our results of operations or our financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Instruments

        We are exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market value of our fixed rate long-term debt. We manage this exposure through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Our policy allows the use of derivative financial instruments for identifiable market risk exposures, including interest rate and foreign currency fluctuations. We do not enter into derivative financial contracts for trading or other speculative purposes. The following quantitative disclosures were derived using quoted market prices, yields and theoretical pricing models obtained through independent pricing sources for the same or similar types of financial instruments, taking into consideration the underlying terms, such as the coupon rate, term to maturity and imbedded call options. Certain items such as lease contracts, insurance contracts, and obligations for pension and other post-retirement benefits were not included in the analysis. For further information see "Derivatives" and "Financial Instruments" in the Notes to Consolidated Financial Statements.

Interest Rates

        Our primary interest rate exposures relate to our the fair value of our fixed rate long-term debt and interest expense related to our revolving credit facility.

        At December 31, 2007, the fair value of our fixed rate debt was $655.3 million. On that date, the potential decrease in fair value of our fixed rate long-term debt instruments resulting from a hypothetical 10% adverse change in interest rates was approximately $59.6 million.

        Our primary interest rate exposures on variable rate credit facilities are with respect to United States and Canadian short-term rates. Cash borrowings under these facilities bear interest at rates that vary with changes in prevailing market rates. At December 31, 2007, we had approximately $1.8 billion in variable rate credit facilities, under which no cash borrowings were outstanding.

Foreign Currency Exchange Rates

        We are exposed to market risk related to changes in foreign currency exchange rates. Our products have historically been purchased from foreign manufacturers in pre-set United States dollar prices. To date, we generally have not been materially adversely affected by fluctuations in exchange rates. We also have assets and liabilities denominated in certain foreign currencies.

        At December 31, 2007, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total notional value of US $24.4 million at a weighted-average exchange rate of 1.0653 through December 2008. The fair value of these contracts at December 31, 2007 was a $1.8 million unrealized loss. We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. We are exposed to credit-related losses if the counterparty to a financial instrument fails to perform its obligation. However, we do not expect the counterparties, which presently have high credit ratings, to fail to meet their obligations.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

February 22, 2008

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

        In order to ensure that our internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for our financial reporting as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as COSO. Our assessment included the documentation and understanding of our internal control over financial reporting. We have evaluated the design effectiveness and tested the operating effectiveness of internal controls to form our conclusion.

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

        BDO Seidman, LLP, the independent registered public accounting firm who audits our financial statements, has audited our internal control over financial reporting as of December 31, 2007 and has expressed an unqualified opinion thereon.

Wesley R. Card President and Chief Executive Officer	John T. McClain Chief Financial Officer

BDO Seidman, LLP Accountants and Consultants	330 Madison Avenue New York, New York 10017 Telephone: (212) 885-8000 Fax: (212) 697-1299

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Jones Apparel Group, Inc.
New York, New York

We have audited Jones Apparel Group's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Jones Apparel Group's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Jones Apparel Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jones Apparel Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 19, 2008 expressed an unqualified opinion thereon.

New York, New York
February 19, 2008

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BDO Seidman, LLP Accountants and Consultants	330 Madison Avenue New York, New York 10017 Telephone: (212) 885-8000 Fax: (212) 697-1299

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Jones Apparel Group, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Jones Apparel Group, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Apparel Group, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jones Apparel Group's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 19, 2008 expressed an unqualified opinion thereon.

New York, New York
February 19, 2008

Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in millions except per share data)

December 31,	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 302.8	$ 64.3
Accounts receivable	337.0	357.8
Inventories	523.9	530.8
Assets held for sale	-	620.8
Prepaid income taxes	30.6	14.1
Deferred taxes	33.9	53.7
Prepaid expenses and other current assets	65.9	67.5

TOTAL CURRENT ASSETS	1,294.1	1,709.0
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization	312.1	279.5
GOODWILL	973.9	1,051.9
OTHER INTANGIBLES, at cost, less accumulated amortization	618.0	708.3
OTHER ASSETS	38.5	52.4

	$ 3,236.6	$ 3,801.1

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$ -	$ 100.0
Current portion of capital lease obligations	4.8	4.1
Accounts payable	223.6	277.9
Liabilities related to assets held for sale	-	180.7
Income taxes payable	20.4	25.4
Accrued employee compensation and benefits	40.0	41.6
Accrued restructuring and severance payments	23.0	11.3
Accrued expenses and other current liabilities	83.8	83.8

TOTAL CURRENT LIABILITIES	395.6	724.8

NONCURRENT LIABILITIES:
Long-term debt	749.4	749.3
Obligations under capital leases	28.3	35.8
Deferred taxes	-	7.8
Other	66.5	71.8

TOTAL NONCURRENT LIABILITIES	844.2	864.7

TOTAL LIABILITIES	1,239.8	1,589.5

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-	-
Common stock, $.01 par value - shares authorized 200.0; issued 153.6 and 153.2	1.5	1.5
Additional paid-in capital	1,339.7	1,320.0
Retained earnings	2,480.8	2,226.4
Accumulated other comprehensive income (loss)	2.1	(5.9)
Less treasury stock, 68.3 and 45.3 shares, at cost	(1,827.3)	(1,330.4)

TOTAL STOCKHOLDERS' EQUITY	1,996.8	2,211.6

	$ 3,236.6	$ 3,801.1

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Operations
(All amounts in millions except per share data)

Year Ended December 31,	2007	2006	2005
Net sales	$ 3,793.3	$ 4,014.8	$ 4,473.3
Licensing income	52.0	51.1	58.9
Service and other revenue	3.2	21.1	-

Total revenues	3,848.5	4,087.0	4,532.2
Cost of goods sold	2,609.1	2,674.2	2,950.4

Gross profit	1,239.4	1,412.8	1,581.8
Selling, general and administrative expenses	1,100.4	1,096.3	1,128.3
Loss on sale of Polo Jeans Company business	-	45.1	-
Trademark impairments	88.0	50.2	-
Goodwill impairment	78.0	441.2	-

Operating (loss) income	(27.0)	(220.0)	453.5
Interest income	3.7	3.5	1.1
Interest expense and financing costs	51.5	50.5	71.0
Gain on sale of stock in Rubicon Retail Limited	-	17.4	-
Gain on sale of interest in Australian joint venture	8.2	-	-
Equity in earnings of unconsolidated affiliates	8.1	4.5	3.2

(Loss) income from continuing operations before provision for income taxes	(58.5)	(245.1)	386.8
(Benefit) provision for income taxes	(104.4)	(70.1)	134.0

Income (loss) from continuing operations	45.9	(175.0)	252.8
Income from discontinued operations, including gain on sale of Barneys in 2007, net of tax	265.2	29.0	21.5
Cumulative effect of change in accounting for share-based payments, net of tax	-	1.9	-

Net income (loss)	$ 311.1	$ (144.1)	$ 274.3

Earnings (loss) per share
Basic
Income (loss) from continuing operations	$ 0.46	$ (1.58)	$ 2.15
Income from discontinued operations	2.65	0.26	0.18
Cumulative effect of change in accounting for share-based payments, net of tax	-	0.02	-

Basic earnings (loss) per share	$ 3.11	$ (1.30)	$ 2.33

Diluted
Income (loss) from continuing operations	$ 0.45	$ (1.58)	$ 2.12
Income from discontinued operations	2.62	0.26	0.18
Cumulative effect of change in accounting for share-based payments, net of tax	-	0.02	-

Diluted earnings (loss) per share	$ 3.07	$ (1.30)	$ 2.30

Weighted average common shares outstanding
Basic	99.9	110.6	118.0
Diluted	101.3	110.6	119.2

Dividends declared per share	$ 0.56	$ 0.50	$ 0.44

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity
(All amounts in millions except per share data)

	Number of common shares outstanding	Total stock- holders' equity	Common stock	Additional paid-in capital	Retained earnings	Accumu- lated other compre- hensive income (loss)	Treasury stock
Balance, January 1, 2005	122.2	$ 2,653.9	$ 1.5	$ 1,236.4	$ 2,204.2	$ 0.8	$ (789.0)
Year ended December 31, 2005:
Comprehensive income:
Net income	-	274.3	-	-	274.3	-	-
Minimum pension liability adjustment	-	0.2	-	-	-	0.2	-
Change in fair value of cash flow hedges, net of $1.5 tax	-	(2.3)	-	-	-	(2.3)	-
Reclassification adjustment for hedge gains and losses included in net income, net of $1.8 tax	-	(2.8)	-	-	-	(2.8)	-
Foreign currency translation adjustments	-	(2.4)	-	-	-	(2.4)	-

Total comprehensive income		267.0

Issuance of restricted stock to employees, net of forfeitures	0.7	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	18.3	-	18.3	-	-	-
Exercise of employee stock options	0.6	13.4	-	13.4	-	-	-
Excess tax benefit derived from exercise of employee stock options and vesting of restricted stock	-	1.3	-	1.3	-	-	-
Dividends on common stock ($0.44 per share)	-	(52.3)	-	-	(52.3)	-	-
Treasury stock acquired	(7.6)	(235.2)	-	-	-	-	(235.2)

Balance, December 31, 2005	115.9	2,666.4	1.5	1,269.4	2,426.2	(6.5)	(1,024.2)
Year ended December 31, 2006:
Comprehensive loss:
Net loss	-	(144.1)	-	-	(144.1)	-	-
Pension and postretirement liability adjustments, net of $0.7 tax	-	(1.1)	-	-	-	(1.1)	-
Change in fair value of cash flow hedges, net of $1.5 tax	-	2.1	-	-	-	2.1	-
Reclassification adjustment for hedge gains and losses included in net loss, net of $0.6 tax	-	(1.1)	-	-	-	(1.1)	-
Foreign currency translation adjustments	-	0.7	-	-	-	0.7	-

Total comprehensive loss		(143.5)

Cumulative effect of change in accounting for share-based payments	-	(3.1)	-	(3.1)	-	-	-
Issuance of restricted stock to employees, net of forfeitures	0.5	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	17.9	-	17.9	-	-	-
Exercise of employee stock options	1.3	32.4	-	32.4	-	-	-
Excess tax benefit derived from exercise of employee stock options and vesting of restricted stock	-	3.4	-	3.4	-	-	-
Dividends on common stock ($0.50 per share)	-	(55.7)	-	-	(55.7)	-	-
Treasury stock acquired	(9.8)	(306.2)	-	-	-	-	(306.2)

Balance, December 31, 2006	107.9	2,211.6	1.5	1,320.0	2,226.4	(5.9)	(1,330.4)
Year ended December 31, 2007:
Comprehensive income:
Net income	-	311.1	-	-	311.1	-	-
Pension and postretirement liability adjustments, net of $1.7 tax	-	2.9	-	-	-	2.9	-
Change in fair value of cash flow hedges, net of $1.8 tax	-	(2.5)	-	-	-	(2.5)	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.4 tax	-	0.5	-	-	-	0.5	-
Foreign currency translation adjustments	-	7.6	-	-	-	7.6	-

Total comprehensive income		319.6

Effect of sale of Barneys	-	(0.5)	-	-	-	(0.5)	-
Forfeitures of restricted stock by employees, net of issuances	(0.2)	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	7.2	-	7.2	-	-	-
Exercise of employee stock options	0.6	11.1	-	11.1	-	-	-
Excess tax benefit derived from exercise of employee stock options and vesting of restricted stock	-	1.4	-	1.4	-	-	-
Dividends on common stock ($0.56 per share)	-	(57.2)	-	-	(57.2)	-	-
Treasury stock acquired	(23.0)	(496.9)	-	-	-	-	(496.9)
Other	-	0.5	-	-	0.5	-	-

Balance, December 31, 2007	85.3	$ 1,996.8	$ 1.5	$ 1,339.7	$ 2,480.8	$ 2.1	$ (1,827.3)

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows
(All amounts in millions)

Year Ended December 31,	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 311.1	$(144.1)	$ 274.3
Less: Income from discontinued operations	(265.2)	(29.0)	(21.5)
Cumulative effect of change in accounting for share-based payments, net of tax	-	(1.9)	-

Income (loss) from continuing operations	45.9	(175.0)	252.8

Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities, net of acquisitions and divestitures:
Loss on sale of Polo Jeans Company business	-	45.1	-
Gain on sale of stock in Rubicon Retail Limited	-	(17.4)	-
Impairment losses on property, plant and equipment	2.1	8.6	-
Trademark impairments	88.0	50.2	-
Goodwill Impairment	78.0	441.2	-
Amortization expense in connection with employee stock options and restricted stock	14.0	12.8	16.6
Depreciation and other amortization	76.5	73.6	69.8
Gain on sale of interest in Australian joint venture	(8.2)	-	-
Equity in earnings of unconsolidated affiliates	(8.1)	(4.5)	(3.2)
Dividends received from unconsolidated affiliates	2.6	-	1.3
Provision for losses on accounts receivable	0.2	(0.8)	(0.3)
Deferred taxes	8.7	(142.5)	35.6
Losses on sales of property, plant and equipment	4.0	1.8	5.0
Other items, net	(1.8)	(0.6)	(1.5)
Changes in operating assets and liabilities:
Accounts receivable	22.5	56.8	(2.9)
Inventories	9.6	9.0	26.7
Prepaid expenses and other current assets	1.2	(3.8)	(0.7)
Other assets	1.7	2.3	4.1
Accounts payable	(55.5)	55.5	(6.3)
Income taxes payable/prepaid income taxes	(170.7)	(41.0)	4.0
Accrued expenses and other current liabilities	4.9	9.6	(34.1)
Other liabilities	4.9	5.5	0.8

Total adjustments	74.6	561.4	114.9

Net cash provided by operating activities of continuing operations	120.5	386.4	367.7
Net cash provided by operating activities of discontinued operations	39.0	37.5	59.7

Net cash provided by operating activities	159.5	423.9	427.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of Barneys, net of cash sold and selling costs	845.5	-	-
Net proceeds from sale of Polo Jeans Company business	-	350.6	-
Proceeds from sale of interest in Australian joint venture	20.7	-	-
Net cash received on sale of stock in Rubicon Retail Limited	-	17.4	-
Payments relating to acquisition of Barneys	-	-	(4.1)
Capital expenditures	(111.2)	(109.3)	(66.9)
Acquisition of intangibles	-	-	(0.1)
Capital contributions to unconsolidated affiliates	-	-	(0.7)
Proceeds from sales of property, plant and equipment	3.0	0.1	3.6
Other	-	-	0.2

Net cash provided by (used in) investing activities of continuing operations	758.0	258.8	(68.0)
Net cash used in investing activities of discontinued operations	(40.5)	(61.2)	(20.6)

Net cash provided by (used in) investing activities	717.5	197.6	(88.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption at maturity of 8.375% Senior Notes	-	-	(129.6)
Redemption at maturity of 7.875% Senior Notes	-	(225.0)	-
Net (repayment) borrowing under credit facilities	(100.0)	(29.5)	60.3
Purchases of treasury stock	(496.9)	(306.2)	(235.2)
Proceeds from exercise of employee stock options	11.1	32.4	13.4
Dividends paid	(57.2)	(55.7)	(52.3)
Net cash transferred (to) from discontinued operations	(21.7)	(24.0)	32.9
Debt issuance costs	-	-	(0.6)
Principal payments on capital leases	(4.1)	(4.2)	(4.4)
Excess tax benefits from share-based payment arrangement	1.4	3.4	-

Net cash used in financing activities of continuing operations	(667.4)	(608.8)	(315.5)
Net cash provided by (used in) financing activities of discontinued operations	17.9	24.0	(32.9)

Net cash used in financing activities	(649.5)	(584.8)	(348.4)

EFFECT OF EXCHANGE RATES ON CASH	3.8	(0.1)	(0.5)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	231.3	36.6	(10.1)
CASH AND CASH EQUIVALENTS, BEGINNING, including $7.2, $6.9 and $3.7 reported under assets held for sale in 2007, 2006 and 2005	71.5	34.9	45.0

CASH AND CASH EQUIVALENTS, ENDING, including $7.2 and $6.9 reported under assets held for sale in 2006 and 2005	$ 302.8	$ 71.5	$ 34.9

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

        In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the assets and liabilities relating to Barneys have been reclassified as held for sale in the Consolidated Balance Sheets for all periods presented and the results of operations of Barneys for the current and prior periods have been reported as discontinued operations. We classify as discontinued operations for all periods presented any component of our business that we believe is probable of being sold or has been sold that has operations and cash flows that are clearly distinguishable operationally and for financial reporting purposes. For those components, we have no significant continuing involvement after disposal and their operations and cash flows are eliminated from our ongoing operations. Sales of significant components of our business not classified as discontinued operations are reported as a component of income from continuing operations.

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

  the use of foreign currency forward contracts to hedge a portion of anticipated future short-term inventory purchases to offset the effects of changes in foreign currency exchange rates (primarily between the U.S. Dollar and the Canadian Dollar) and the use of interest rate swaps to effectively convert a portion of our outstanding fixed-rate debt to variable-rate debt to take advantage of lower interest rates.

        The derivatives we use in our risk management strategies are highly effective hedges because all the critical terms of the derivative instruments match those of the hedged item. On the date the derivative contract is entered into, we designate the derivative as either a fair value hedge or a cash flow hedge. Changes in derivative fair values that are designated as fair value hedges are recognized in earnings as offsets to the changes in fair value of the related hedged assets and liabilities. Changes in derivative fair values that are designated as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income until the associated hedged transactions impact the income statement, at which time the deferred gains and losses are reclassified to either cost of sales for inventory purchases or to SG&A expenses for all other items. Any ineffective portion of a hedging derivative's change in fair value will be immediately recognized in cost of sales. Differentials to be paid or received under interest rate swap contracts are recognized in income over the life of the contracts as adjustments to interest expense. Gains or losses generated from the early termination of interest rate swap contracts and treasury locks are amortized to earnings over the remaining terms of the contracts as adjustments to interest expense. The fair values of the derivatives, which are based on quoted market prices, are reported as other current assets or accrued expenses and other current liabilities, as appropriate.

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

Inventories and Cost of Sales
        Inventories are valued at the lower of cost or market. Inventory values are determined using the FIFO (first in, first out) and weighted average cost methods. We reduce the carrying cost of inventories for obsolete or slow moving items as necessary to properly reflect inventory value. The cost elements included in inventory consist of all direct costs of merchandise (net of purchase discounts and vendor allowances), allocated overhead (primarily design and indirect production costs), inbound freight and merchandise acquisition costs such as commissions and import fees.

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

Operating Leases
        Total rent payments under operating leases that include scheduled payment increases and rent holidays are amortized on a straight-line basis over the term of the lease. Rent expense on our buildings and retail stores is classified as an SG&A expense and, for certain stores, includes contingent rents that are based on a percentage of retail sales over stated levels. Landlord allowances are amortized by the straight-line method over the term of the lease as a reduction of rent expense.

Goodwill and Other Intangibles
        Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. We test at least annually our goodwill and other intangibles without determinable lives (primarily tradenames and trademarks) for impairment through the use of discounted cash flow models. Other intangibles with determinable lives, including license agreements, are amortized on a straight-line basis over the estimated useful lives of the assets (currently ranging from three to 19 years).

Foreign Currency Translation
        The financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period. Gains and losses resulting from translation are accumulated in a separate component of stockholders' equity. Where the local currency of a foreign subsidiary is not its functional currency, financial statements are translated at either current or historical exchange rates, as appropriate. These adjustments, along with gains and losses on transactions denominated and settled in a foreign currency, are reflected in the consolidated statements of operations. Net foreign currency losses reflected in results from continuing operations were $0.2 million, $0.1 million and $0.5 million in 2007, 2006 and 2005, respectively.

Defined Benefit Plans
        Our funding policy is to contribute more that the minimum required by applicable regulations to reduce Pension Benefit Guarantee Corporation fees and to increase the funding ratio for Pension Protection Act requirements which begin to phase in during 2008.

Treasury Stock
        Treasury stock is recorded at acquisition cost. Gains and losses on disposition are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

Revenue Recognition
        Wholesale apparel and footwear and accessories sales are recognized either when products are shipped or, in certain situations, upon acceptance by the customer. Retail sales are recorded at the time of register receipt. Allowances for estimated returns are provided when sales are recorded primarily by reducing revenues for the total revenues related to estimated returns, with an offsetting reduction to cost of sales for the cost of the estimated returns. Sales taxes collected from retail customers are excluded from reported revenues. Licensing income is recognized based on the higher of contractual minimums or sales of licensed products reported by our licensees.

Shipping and Handling Costs
        Shipping and handling costs billed to customers are recorded as revenue. Freight costs associated with shipping goods to customers are recorded as a cost of sales.

Advertising Expense
        We record national advertising campaign costs as an expense when the advertising takes place and we expense advertising production costs as incurred, net of reimbursements for cooperative advertising. Advertising costs associated with our cooperative advertising programs are accrued as the related revenues are recognized. Net advertising expense reflected in results from continuing operations was $54.2 million, $71.0 million and $70.0 million in 2007, 2006 and 2005, respectively, net of co-operative advertising reimbursements of $12.8 million, $13.1 million and $14.6 million, respectively.

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

        The following options to purchase shares of common stock were outstanding during a portion of 2007 and 2005 but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares and, therefore, would be antidilutive. For 2006, none of the options outstanding were included in the computation of diluted earnings per share due to the net loss for the year.

	2007	2006	2005
Number of options (in millions)	8.3	-	9.6
Weighted average exercise price	$32.65	-	$33.57

Stock Options
        In December 2004, the FASB issued a revision of SFAS No. 123, "Share-Based Payment" (hereinafter referred to as "SFAS No. 123R"), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. We adopted SFAS No. 123R on January 1, 2006 using the modified prospective application option. As a result, the compensation cost for the portion of awards we granted before January 1, 2006 for which the requisite service had not been rendered and that were outstanding as of January 1, 2006 will be recognized as the remaining requisite service is rendered. In addition, the adoption of SFAS No. 123R required us to change from recognizing the effect of forfeitures as they occur to estimating the number of outstanding instruments for which the requisite service is not expected to be rendered. As a result, we recorded a pretax gain of $3.1 million on January 1, 2006, which is reported as a cumulative effect of a change in accounting principle. We were also required to change the amortization period for employees eligible to retire from the period over which the awards vest to the period from the grant date to the date the employee is eligible to retire. This change resulted in additional amortization expense of $1.9 million and $0.1 million for 2007 and 2006, respectively. Concurrently with the adoption of SFAS No. 123R, we have shifted the composition of our share-based compensation awards towards the use of restricted shares and away from the use of employee stock options.

        Had we elected to adopt the fair value approach of SFAS No. 123 upon its effective date, our net income for 2005 would have decreased accordingly. Both the stock-based employee compensation cost included in the determination of net income as reported and the stock-based employee compensation cost that would have been included in the determination of net income if the fair value based method had been applied to all awards, as well as the resulting pro forma net income and earnings per share using the fair value approach, are presented in the following table. These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. For further information, see "Stock Options and Restricted Stock."

Year Ended December 31,	2005
(In millions except per share data)

Net income - as reported	$ 274.3
Add: stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	11.9
Deduct: stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value-based method had been applied to all awards	(13.1)

Net income - pro forma	$ 273.1

Basic earnings per share
As reported	$ 2.33
Pro forma	$ 2.32
Diluted earnings per share
As reported	$ 2.30
Pro forma	$ 2.29

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

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"), which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest of an acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. At the date of adoption, SFAS No. 141(R) is not expected to have a material impact on our results of operations or our financial position.

        In December 2007, the FASB issued SFAS No.160, "Noncontrolling Interests in Consolidated Financial Statements," which requires (1) ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity; (2) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and (3) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions. SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. The adoption of SFAS No. 160 is not expected to have a material impact on our results of operations or our financial position.

ACCOUNTS RECEIVABLE AND SIGNIFICANT CUSTOMERS

        Accounts receivable consist of the following:

December 31,	2007	2006
(In millions)

Trade accounts receivable	$ 365.5	$ 388.4
Allowances for doubtful accounts, returns, discounts and co-op advertising	(28.5)	(30.6)

	$ 337.0	$ 357.8

        A significant portion of our sales are to retailers throughout the United States and Canada. We have one significant customer in our wholesale better apparel, wholesale moderate apparel and wholesale footwear and accessories operating segments. Macy's, Inc. accounted for approximately 20%, 21% and 21% of consolidated gross revenues for 2007, 2006 and 2005, respectively, and accounted for approximately 21% and 23% of accounts receivable at December 31, 2007 and 2006, respectively.

DISCONTINUED OPERATIONS

        On September 6, 2007, we completed the sale of Barneys to an affiliate of Istithmar PJSC. We received $937.4 million of cash (net of working capital adjustments) and paid an aggregate of $54.5 million in cash as of December 31, 2007 for bonuses for key Barneys employees, compensation for restricted stock held by certain employees of Barneys that was forfeited upon the completion of the sale and other fees and costs related to the sale. Net cash proceeds, after estimated taxes expected to be paid, are expected to amount to approximately $840.0 million.

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

Year Ended December 31,	2007	2006	2005
(In millions)
Total revenues	$ 452.1	$ 655.8	$ 542.0

Income from operations of Barneys before provision for income taxes	$ 22.0	$ 45.6	$ 38.5
Provision for income taxes	11.0	16.6	17.0

Income from operations of Barneys	11.0	29.0	21.5

Gain on sale of Barneys before provision for income taxes (1)	389.1	-	-
Provision for income taxes	134.9	-	-

Gain on sale of Barneys	254.2	-	-

Income from discontinued operations	$ 265.2	$ 29.0	$ 21.5

(1) Net of $247.4 million of goodwill allocated to Barneys.

        We have allocated $4.6 million, $7.8 million and $5.2 million in 2007, 2006 and 2005, respectively, of interest expense to discontinued operations based on the weighted-average monthly borrowing rate under our senior credit facilities applied to the average net monthly balance of funds that had been advanced to Barneys.

NET ASSETS HELD FOR SALE

        The assets and liabilities relating to Barneys have been reclassified as held for sale in the Consolidated Balance Sheets. Assets held for sale unrelated to the sale of Barneys include property, plant and equipment at our Bristol, Pennsylvania distribution facility and our Mexican production facilities, all of which have been closed.

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

ACCRUED RESTRUCTURING COSTS

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

        In connection with the denim restructuring, we recorded $11.4 million of net pre-tax costs (of which $12.1 million was recorded in 2005 and $0.7 million was reversed in 2006), which includes $5.1 million of one-time termination benefits, $3.1 million of losses on the sale of property, plant and equipment, $2.3 million of contract termination costs and $0.9 million of legal and other associated costs. Of these amounts, $10.1 million were reported as cost of sales and $1.3 million were reported as a selling, general and administrative expense in the wholesale moderate apparel segment. The restructuring was substantially completed during the fiscal quarter ended April 1, 2006.

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

        On May 15, 2006, we announced the closing of our Secaucus, New Jersey warehouse to reduce excess capacity. In connection with the closing, in 2006 we incurred $2.7 million of one-time termination benefits and associated employee costs for 211 employees and $1.6 million for cleanup costs and remaining rent payments. These expenses are reported as selling, general and administrative expenses in the wholesale better apparel segment. The restructuring was substantially completed in September 2006.

        On May 30, 2006, we announced the closing of our Stein Mart leased shoe departments, effective January 2007. In connection with the closing, we accrued $1.2 million and reversed $0.1 million of one-time termination benefits and associated employee costs in 2006 and 2007, respectively, for 468 employees, which is reported as a selling, general and administrative expense in the retail segment.

        On September 12, 2006, we announced the closing of certain El Paso, Texas and Mexican operations related to the decision by Polo to discontinue the Polo Jeans Company product line (the "manufacturing restructuring") , which we produced for Polo subsequent to the sale of the Polo Jeans Company business to Polo in February 2006. In connection with the El Paso closing, we incurred $4.3 million of one-time termination benefits and associated employee costs for 134 employees and $0.7 million of other costs. Of this amount, $2.3 million was reported as a selling, general and administrative expense and $1.8 million was reported as a cost of sales in the wholesale moderate apparel segment during 2006, and $0.3 million was reported as a selling, general and administrative expense and $0.6 million was reported as a cost of sales in the wholesale moderate apparel segment during 2007. In connection with the Mexican closing, we expect to incur $3.0 million of one-time termination benefits and associated employee costs for 1,729 employees and $0.7 million of other costs. Of this amount, $2.8 million was reported as cost of sales in the wholesale moderate apparel segment in 2006, and $0.4 million was reported as cost of sales and $0.3 million was reported as a selling, general and administrative expense in the wholesale moderate apparel segment in 2007. The remaining $0.2 million will be recorded as cost of sales in the wholesale moderate apparel segment during 2008. In addition, we determined the estimated fair value of the property, plant and equipment employed in Mexico was less than its carrying value. As a result, we recorded an impairment loss of $8.6 million, which is also reported as cost of sales in the wholesale moderate apparel segment in 2006. The closings were substantially completed by the end of March 2007.

        In connection with the exit and reorganization of certain moderate apparel product lines, we decided to close certain New York offices, and on October 9, 2007, we announced the closing of warehouse facilities in

Goose Creek, South Carolina. We expect to incur $8.0 million of one-time termination benefits and associated employee costs for approximately 440 employees. Of this amount, $7.5 million and $0.4 million are reported as a selling, general and administrative expense in the wholesale moderate apparel and wholesale better apparel segments, respectively, in 2007, and the remaining $0.1 million will be accrued on a straight-line basis over the remaining period each employee is required to render service to receive the benefit. These closings were substantially complete by the end of February 2008.

        On October 17, 2007, we announced the closing of warehouse facilities in Edison, New Jersey. We expect to incur $3.5 million of one-time termination benefits and associated employee costs for approximately 160 employees. Of this amount, $2.8 million is reported as a selling, general and administrative expense in the wholesale moderate apparel segment in 2007, and the remaining $0.7 will be accrued on a straight-line basis over the remaining period each employee is required to render service to receive the benefit. The closing will be substantially complete by the end of June 2008.

        The accrual of restructuring costs and liabilities, of which $9.9 million is included in current liabilities and $1.1 million is included in other noncurrent liabilities, is as follows:

(In millions)	Severance and other employee costs	Closing of retail stores and consolidation of facilities	Denim restructuring	Manufacturing restructuring	Total
Balance, January 1, 2005	$ 6.5	$ 18.1	$ -	$ -	$ 24.6
Net additions (reversals)	2.9	(6.5)	9.0	-	5.4
Payments and reductions	(6.0)	(9.5)	(6.5)	-	(22.0)

Balance, December 31, 2005	3.4	2.1	2.5	-	8.0
Net additions (reversals)	4.3	1.6	(0.7)	6.9	12.1
Payments and reductions	(6.3)	(2.1)	(1.8)	(3.5)	(13.7)

Balance, December 31, 2006	1.4	1.6	-	3.4	6.4
Net additions	10.8	-	-	1.6	12.4
Payments and reductions	(3.5)	(0.5)	-	(3.8)	(7.8)

Balance, December 31, 2007	$ 8.7	$ 1.1	$ -	$ 1.2	$ 11.0

        Estimated severance payments and other employee costs of $8.7 million accrued at December 31, 2007 relate to the remaining estimated severance for 536 employees at locations to be closed. Employee groups affected (totaling 1,450 employees) include administrative, warehouse and management personnel at locations closed or to be closed.

        The $10.8 million net addition in 2007 represents $7.9 million related to the exit and reorganization of certain moderate apparel product lines, of which $7.5 million and $0.4 million are reported as a selling, general and administrative expense in the wholesale moderate apparel and wholesale better apparel segments, respectively, $2.8 million related to the closure of the Edison distribution center, which was reported as a selling, general and administrative expense in the wholesale moderate apparel segment, and a net $0.1 million recorded as a selling, general and administrative expense in the retail segment related to the closing of our Anne Klein Accessories and Stein Mart retail locations.

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

        During 2007, 2006 and 2005, $3.5 million, $6.3 million and $6.0 million, respectively, of the accrual were utilized (relating to partial or full severance and related costs for 586, 729 and 165 employees, respectively).

        The $1.1 million accrued at December 31, 2007 for the consolidation of facilities relates to expected costs to be incurred, including lease obligations, for closing certain acquired facilities in connection with consolidating their operations into our other existing facilities.

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

        The details of the manufacturing restructuring accruals are as follows:

(In millions)	One-time termination benefits	Other associated costs	Total denim restructuring
Balance, January 1, 2006	$ -	$ -	$ -
Additions	6.1	0.8	6.9
Payments and reductions	(3.3)	(0.2)	(3.5)

Balance, December 31, 2006	2.8	0.6	3.4
Additions	1.1	0.5	1.6
Payments and reductions	(3.6)	(0.2)	(3.8)

Balance, December 31, 2007	$ 0.3	$ 0.9	$ 1.2

        The $1.2 million accrued at December 31, 2007 represents $0.3 million of one-time termination benefits for three remaining employees and $0.9 million of legal fees and related costs. During 2007 and 2006, $3.6 million and $3.3 million of the termination benefits reserve were utilized (relating to partial or full severance for 123 and 1,703 employees, respectively).

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

        These matters were resolved by settlement dated January 22, 2006, which closed on February 3, 2006. In connection with this settlement, we entered into a Stock Purchase Agreement with Polo and certain of its subsidiaries with respect to the sale to Polo of all outstanding stock of Sun. We received gross proceeds of $355.0 million in connection with the sale and the settlement. Sun's assets and liabilities on the closing date primarily related to the Polo Jeans Company business, which Sun operated under long-term license and design agreements entered into with Polo in 1995. We retained distribution and product development facilities in El Paso, Texas, along with certain working capital items, including accounts receivable and accounts payable. In addition, as part of the agreements, we provided certain support services to Polo (including manufacturing, distribution and information technology) until January 2007 and we provided certain financial and administrative functions until March 2007. Service revenue related to these agreements recognized in the statement of operations is based on negotiated monthly amounts according to the terms of the agreements.

        We recorded a pre-tax loss of approximately $145.1 million after allocating $356.7 million of goodwill to the business sold and a pre-tax gain of $100.0 million related to the litigation settlement. Approximately $3.7 million in state and local taxes have been accrued related to the litigation settlement, resulting in a combined after tax loss of approximately $48.8 million. The combined loss created federal and state capital loss carryforwards that we are using to partially offset the gain realized from the sale of Barneys.

        Long-lived assets included in the sale include $2.0 million of net property, plant and equipment and $5.5 million of unamortized long-term prepaid marketing expenses. Net sales for the Polo Jeans Company business, which are reported under the wholesale better apparel segment, were $24.6 million and $303.5 million for 2006 and 2005, respectively.

PROPERTY, PLANT AND EQUIPMENT

        Major classes of property, plant and equipment are as follows:

December 31,	2007	2006	Useful lives (years)
(In millions)

Land and buildings	$ 70.3	$ 81.2	15 - 40
Leasehold improvements	250.2	233.4	1 - 15
Machinery, equipment and software	338.8	300.5	3 - 20
Furniture and fixtures	67.0	68.9	5 - 8
Construction in progress	25.5	22.7	-

	751.8	706.7
Less: accumulated depreciation and amortization	439.7	427.2

	$ 312.1	$ 279.5

        Depreciation and amortization expense relating to property, plant and equipment (including capitalized leases) reflected in results from continuing operations was $74.4 million, $71.0 million and $69.0 million in 2007, 2006 and 2005, respectively. At December 31, 2007, we had outstanding commitments of approximately $28.8 million relating primarily to the construction or remodeling of retail store locations and the design and implementation of new computer software systems. We capitalized approximately $0.5 million of interest in each of 2007 and 2006 as part of the cost of major capital projects.

        Included in property, plant and equipment are the following capitalized leases:

December 31,	2007	2006	Useful lives (years)
(In millions)

Buildings	$ 34.1	$ 45.9	15 - 20
Machinery and equipment	13.6	10.5	4 - 5

	47.7	56.4
Less: accumulated amortization	17.7	22.0

	$ 30.0	$ 34.4

INVENTORIES

        Inventories are summarized as follows:

December 31,	2007	2006
(In millions)

Raw materials	$ 0.3	$ 10.4
Work in process	1.5	10.1
Finished goods	522.1	510.3

	$ 523.9	$ 530.8

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

        As a result of the 2006 impairment analysis, we determined that the goodwill balance existing in our wholesale moderate apparel segment was impaired as a result of decreases in projected revenues and profitability with respect to our Norton McNaughton, l.e.i. and certain other moderate apparel brands, as well as changes in business strategy with respect to our Norton McNaughton brand. Accordingly, we recorded an impairment charge of $441.2 million. As a result of the 2007 impairment analysis, we determined that the remaining goodwill balance existing in our wholesale moderate apparel segment was impaired as a result of decreases in projected revenues and profitability for certain brands. Accordingly, we recorded an impairment charge of $78.0 million.

        The changes in the carrying amount of goodwill for 2006 and 2007, by segment and in total, are as follows (excluding $247.4 million allocated to the sale of Barneys):

(In millions)	Wholesale Better Apparel	Wholesale Moderate Apparel	Wholesale Footwear & Accessories	Retail	Total
Balance, January 1, 2006	$ 396.8	$ 519.2	$ 813.3	$ 120.6	$ 1,849.9
Sale of Polo Jeans Company business	(356.7)	-	-	-	(356.7)
Impairment	-	(441.2)	-	-	(441.2)
Net adjustments to purchase price of prior acquisitions	-	-	(0.1)	-	(0.1)

Balance, December 31, 2006	40.1	78.0	813.2	120.6	1,051.9
Impairment	-	(78.0)	-	-	(78.0)

Balance, December 31, 2007	$ 40.1	$ -	$ 813.2	$ 120.6	$ 973.9

        We also perform our annual impairment test for trademarks during the fourth fiscal quarter of the year. As a result of the 2007 impairment analysis, we recorded trademark impairment charges of $7.5 million as a result of decreases in projected revenues for certain brands. We also recorded trademark impairment charges of $80.5 million in 2007 as a result of our decision to discontinue our Norton McNaughton brand and significantly reduce the scale of our Erika brand. As a result of the 2006 impairment analysis, we recorded trademark impairment charges of $50.2 million as a result of decreases in projected revenues for our Norton McNaughton brand, our Albert Nipon better apparel brand, our Westies and Sam & Libby footwear brands and our Richelieu costume jewelry brand. All trademark impairment charges are reported as selling, general and administrative expenses in the licensing, other and eliminations segment.

        The components of other intangible assets are as follows:

December 31,	2007		2006
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
License agreements	$ 60.5	$ 43.5	$ 60.5	$ 41.2
Acquired favorable leases	0.5	0.2	0.5	0.2

	61.0	43.7	61.0	41.4
Indefinite-life trademarks	600.7	-	688.7	-

	$ 661.7	$ 43.7	$ 749.7	$ 41.4

        Amortization expense reflected in results from continuing operations for intangible assets subject to amortization was $2.3 million, $3.6 million and $5.7 million for 2007, 2006 and 2005, respectively. Amortization expense for intangible assets subject to amortization for each of the years in the five-year period ending December 31, 2012 is estimated to be $2.3 million in 2008, $2.3 million in 2009, $2.0 million in 2010, $2.0 million in 2011 and $1.9 million in 2012.

        The cash flow models we use to estimate the fair values of our goodwill and trademarks involve several assumptions. Changes in these assumptions could materially impact our fair value estimates. Assumptions critical to our fair value estimates are: (i) discount rates used to derive the present value factors used in determining the fair value of the reporting units and trademarks; (ii) royalty rates used in our trade mark valuations; (iii) projected average revenue growth rates used in the reporting unit and trademark models; and (iv) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances. The following table shows the range of assumptions we used to derive our fair value estimates as part of our annual impairment testing for 2007 and 2006.

	2007		2006
	Goodwill	Trademarks	Goodwill	Trademarks
Discount rates	9.5%	9.5%	9.4%	9.4%
Royalty rates	--	1.0% - 7.0%	--	1.0% - 7.0%
Revenue growth rates	(16.3%) - 9.7%	(100%) - 57.5%	(29.4%) - 13.0%	(100%) - 50.0%
Long-term growth rates	3.0%	0% - 3.0%	3.0%	0% - 4.0%

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

        At December 31, 2007 and 2006, the fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

December 31,	2007		2006
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt, including current portion	$ 749.4	$ 655.3	$ 749.3	$ 690.5
Foreign currency exchange contracts, net (liability) asset	(1.8)	(1.8)	1.2	1.2

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

        We are exposed to market risk related to changes in foreign currency exchange rates. Our products have historically been purchased from foreign manufacturers in pre-set United States dollar prices. To date, we generally have not been materially adversely affected by fluctuations in exchange rates. We also have assets and liabilities denominated in certain foreign currencies. At December 31, 2007, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total notional value of US $24.4 million at a weighted-average exchange rate of 1.0653 through December 2008.

        We recorded amortization of net gains resulting from the termination of interest rate swaps and locks of $2.3 million and $6.4 million 2006 and 2005, respectively, as a reduction of interest expense in continuing operations. We reclassified $0.7 million, $0.5 million and $0.4 million of net losses from foreign currency exchange contracts to cost of sales in continuing operations in 2007, 2006 and 2005, respectively. There has been no material ineffectiveness related to our foreign currency exchange contracts as the instruments are designed to be highly effective in offsetting losses and gains transactions being hedged. An estimated $1.8 million of existing pre-tax net losses from currency exchange contracts reported in accumulated other comprehensive income as of December 31, 2007 will be reclassified into cost of sales in the next 12 months.

CREDIT FACILITIES

        At December 31, 2007, we had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.75 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for a $1.0 billion five-year revolving credit facility that expires in June 2009 and a $750.0 million five-year revolving credit facility that expires in June 2010. At December 31, 2007, $154.5 million was outstanding under the credit facility that expires in June 2009 (comprised solely of outstanding letters of credit) and no amounts were outstanding under the credit facility that expires in June 2010. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require us to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on our ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers and pay dividends. As of December 31, 2007, we are in compliance with all such covenants.

        At December 31, 2007, we also had a C$10.0 million unsecured line of credit in Canada, under which C$0.2 million of letters of credit were outstanding.

        The weighted-average interest rate for our credit facilities was 5.8% and 6.0% at December 31, 2007 and 2006, respectively.

LONG-TERM DEBT

        Long-term debt consists of the following:

December 31,	2007	2006
(In millions)

4.250% Senior Notes due 2009, net of unamortized discount of $0.1 and $0.1	$ 249.9	$ 249.9
5.125% Senior Notes due 2014, net of unamortized discount of $0.1 and $0.2	249.9	249.8
6.125% Senior Notes due 2034, net of unamortized discount of $0.4 and $0.4	249.6	249.6

	$ 749.4	$ 749.3

        Long-term debt maturities during the next five years amount to $250.0 million in 2009. All of our notes contain certain covenants, including, among others, restrictions on liens, sale-leaseback transactions and additional secured debt, and pay interest semiannually. The weighted-average interest rate of our long-term debt was 5.2% at both December 31, 2007 and 2006.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        Accumulated other comprehensive income (loss) is comprised of the following:

December 31,	2007	2006
(In millions)

Foreign currency translation adjustments	$ 11.5	$ 3.9
Minimum pension liability adjustments	(8.4)	(11.2)
Unrealized (losses) gains on hedge contracts	(1.0)	1.4

	$ 2.1	$ (5.9)

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

        The following summarizes the U.S. Dollar equivalent amount of our Canadian foreign currency forward exchange contracts.

December 31,	2007		2006
(In millions)	Notional Amount	Fair Value - (Liability)	Notional Amount	Fair Value - Asset

Canadian Dollar - U.S. Dollar	$ 24.4	$ (1.8)	$ 27.3	$ 1.2

        During 2007, no material amounts were reclassified from other comprehensive income to earnings and there was no material ineffectiveness related to our cash flow hedges. If foreign currency exchange rates do not change from their December 31, 2007 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months also will not be material. The actual amounts that will be reclassified to earnings over the next 12 months could vary, however, as a result of changes in market conditions.

OBLIGATIONS UNDER CAPITAL LEASES

        Obligations under capital leases consist of the following:

December 31,	2007	2006
(In millions)

Warehouses, office facilities and equipment	$ 33.1	$ 39.9
Less: current portion	4.8	4.1

Obligations under capital leases - noncurrent	$ 28.3	$ 35.8

        We lease an office facility in Bristol, Pennsylvania under a 15-year net lease that runs until August 2013 and requires minimum annual rent payments of $1.0 million. The building has been capitalized at $8.5 million, which approximates the present value of the minimum lease payments. We also lease various equipment under two to six-year leases at an aggregate annualized rental of $3.0 million. The equipment has been capitalized at its fair market value of $11.0 million, which approximates the present value of the minimum lease payments.

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

        The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 31, 2007:

Year Ending December 31,
(In millions)

2008	$ 7.0
2009	5.1
2010	4.4
2011	3.5
2012	3.5
Later years	25.8

Total minimum lease payments	49.3
Less: amount representing interest	16.2

Present value of net minimum lease payments	$ 33.1

COMMON STOCK

        The Board of Directors has authorized several programs to repurchase our common stock from time to time in open market transactions. We repurchased $496.9 million, $306.2 million and $235.2 million of our common stock during 2007, 2006 and 2005, respectively. As of December 31, 2007, $303.1 million of Board authorized repurchases was still available. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition.

        On September 6, 2007, we paid $400.0 million for the purchase of our common stock under an accelerated stock repurchase ("ASR") program entered into with Goldman, Sachs & Co. ("Goldman"). We received an initial delivery of 15.5 million shares on September 11, 2007 and a second delivery of 2.4 million shares on October 18, 2007. The combined average price for the 17.9 million shares delivered to date under the ASR is $22.31 per share. Remaining shares, if any, to be received under the ASR program, up to a maximum of 3.1 million possible shares, will be received upon final settlement of the program, which is scheduled for no later than July 19, 2008, and may occur earlier at the option of Goldman or later under certain circumstances. The exact number of additional shares, if any, to be delivered to us under the ASR will be based on the volume weighted-average price of our stock during the term of the ASR, subject to a minimum and maximum price for the purchased shares. The initial shares repurchased are subject to adjustment if we enter into or announce certain types of transactions. During the term of the ASR program, we must obtain the consent of Goldman to make any additional share repurchases.

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

        (b) ROYALTIES. We have an exclusive license to produce and sell women's footwear under the Dockers Women trademark in the United States (including its territories and possessions) pursuant to an agreement with Levi Strauss & Co. which expires on December 31, 2008. The agreement provides for payment by us of a percentage of net sales against guaranteed minimum royalty and advertising payments as set forth in the agreement. Minimum payments under this agreement amount to $0.7 million for 2008.

        We have an exclusive license to produce, market and distribute costume jewelry in the United States, Canada, Mexico and Japan under the Givenchy trademark pursuant to an agreement with Givenchy, which expires on December 31, 2008. The agreement provides for the payment by us of a percentage of net sales against guaranteed minimum royalty and advertising payments as set forth in the agreement. Minimum payments under this agreement amount to $0.6 million for 2008.

        (c) LEASES. Total rent expense charged to continuing operations for 2007, 2006 and 2005 was as follows.

Year Ended December 31,	2007	2006	2005
(In millions)

Minimum rent	$ 130.9	$ 127.5	$ 123.2
Contingent rent	0.5	0.9	0.9
Less: sublease rent	(5.3)	(5.3)	(5.3)

	$ 126.1	$ 123.1	$ 118.8

        The following is a schedule of future minimum rental payments required under operating leases:

Year Ending December 31,
(In millions)

2008	$ 122.8
2009	118.9
2010	111.0
2011	100.0
2012	80.4
Later years	274.2

$ 807.3

        Certain of the leases provide for renewal options and the payment of real estate taxes and other occupancy costs. Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating $25.7 million.

INCOME TAXES

        The following summarizes the (benefit) provision for income taxes for continuing operations:

Year Ended December 31,	2007	2006	2005
(In millions)

Current:
Federal	$ (123.5)	$ 49.1	$ 77.7
State and local	5.2	16.9	11.9
Foreign	5.2	6.5	8.8

	(113.1)	72.5	98.4

Deferred:
Federal	11.3	(121.7)	33.9
State and local	(3.0)	(18.6)	1.3
Foreign	0.4	(1.2)	0.4

	8.7	(141.5)	35.6

(Benefit) provision for income taxes	$ (104.4)	$ (69.0)	$ 134.0

        The total income tax (benefit) provision for continuing operations was recorded as follows:

Year Ended December 31,	2007	2006	2005
(In millions)

Included in income (loss) from continuing operations	$ (104.4)	$ (70.1)	$ 134.0
Included in cumulative effect of change in accounting for share-based payments	-	1.1	-

	$ (104.4)	$ (69.0)	$ 134.0

        The domestic and foreign components of (loss) income before (benefit) provision for income taxes from continuing operations are as follows:

Year Ended December 31,	2007	2006	2005
(In millions)

Included in (loss) income from continuing operations
United States	$(73.0)	$(251.0)	$ 374.6
Foreign	14.5	5.9	12.2

	(58.5)	(245.1)	386.8

Included in cumulative effect of change in accounting for share-based payments
United States	-	3.1	-
Foreign	-	-	-

	-	3.1	-

(Loss) income before (benefit) provision for income taxes
United States	(73.0)	(247.9)	374.6
Foreign	14.5	5.9	12.2

	$ (58.5)	$ (242.0)	$ 386.8

        The (benefit) provision for income taxes from continuing operations on adjusted historical income differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

Year Ended December 31,	2007	2006	2005
(In millions)

(Benefit) provision for Federal income taxes at the statutory rate	$ (20.5)	$ (84.8)	$ 134.8
State and local income taxes, net of federal benefit	0.4	(5.6)	9.4
Foreign income tax difference	(4.2)	(3.7)	(5.8)
Goodwill impairment	27.3	17.1	-
Capital loss on sale of subsidiary	-	(96.4)	-
Reversal of prior years federal, state and foreign income tax audit accruals	-	(8.6)	(5.7)
Valuation allowances	(107.2)	112.4	0.7
Other items, net	(0.2)	0.6	0.6

(Benefit) provision for income taxes	$ (104.4)	$ (69.0)	$ 134.0

        We have not provided for U.S. Federal and foreign withholding taxes on $44.3 million of foreign subsidiaries' undistributed earnings as of December 31, 2007. Such earnings are intended to be reinvested indefinitely.

        The following is a summary of the significant components of our deferred tax assets and liabilities:

December 31,	2007	2006
(In millions)

Deferred tax assets (liabilities):
Nondeductible accruals and allowances	$ 65.0	$ 68.9
Depreciation	20.9	22.3
Intangible asset valuation and amortization	(70.4)	(75.3)
Loss and credit carryforwards	16.0	117.0
Amortization of stock-based compensation	14.7	15.7
Deferred compensation	4.7	4.6
Inventory valuation	(14.9)	(5.5)
Inventory overhead	3.4	4.5
Pension	3.0	6.8
Gain on sale-leaseback transaction	2.9	3.3
Prepaid expenses	(3.7)	(1.2)
Display costs	(1.6)	(0.7)
Other (net)	0.4	(2.1)
Valuation allowances	(5.2)	(112.4)

Net deferred tax asset	$ 35.2	$ 45.9

Included in:
Current assets	$ 33.9	$ 53.7
Noncurrent assets	1.3	-
Noncurrent liabilities	-	(7.8)

Net deferred tax asset	$ 35.2	$ 45.9

        As of December 31, 2007, we had state net operating loss carryforwards of $218.9 million which expire through 2027 and state tax credit carryforwards of $8.0 million, which expire through 2021.

        In 2006, we determined that $303.1 million of capital loss carryforwards, $12.8 million of state net operating loss carryforwards and $6.2 million of state credit carryforwards may not be utilized; therefore, we established valuation allowances of $107.7 million, $0.7 million (net of federal tax benefit) and $4.0 million (net of federal tax benefit) related to the capital loss, state net operating loss and credit carryforwards, respectively.

        In 2007, the capital loss valuation allowance of $107.7 million was reversed as capital gain income generated from the sale of Barneys fully utilized the capital loss carryforwards. The reversal has been recorded in income from continuing operations as the creation of the valuation allowance was recorded in continuing operations in 2006 upon the sale of our Polo Jeans Company business. The state net operating loss valuation allowance of $0.7 million was also reversed as the 2002 state net operating loss carryforward was unable to be utilized. During the fourth fiscal quarter of 2007, we determined that $1.8 million of state credit carryforwards expiring through 2021 may not be utilized; therefore, we established a valuation allowance of $1.2 million (net of federal tax benefit) related to the state credit carryforward.

        In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        We adopted FIN 48 on January 1, 2007. On that date, we had no uncertain tax positions, as we anticipated filing amended returns with various jurisdictions and settling all ongoing state and local audits by December 31, 2007. We classify interest and penalties, if any, as a part of our provision for income taxes in our Consolidated Statements of Operations. Income taxes, interest and penalties related to the anticipated amended returns and audit settlements at December 31, 2006 were included in income taxes payable.

        During the fourth fiscal quarter of 2007, we determined that $16.7 million (net of federal tax benefit) included in income taxes payable at December 31, 2006 should be reclassified as uncertain tax position liabilities. The reclassification was due to changes in our amended return filing positions and ongoing income tax audits during the fourth fiscal quarter of 2007. Our total unrecognized tax benefits at December 31, 2007 were $16.7 million (net of federal tax benefit), including interest of $7.3 million (net of federal tax benefit) and penalties of $0.5 million.

(In millions)
Uncertain tax positions at December 31, 2006	$ -
Increases during 2007	16.7
Decreases during 2007	-

Uncertain tax positions at December 31, 2007	$ 16.7

        We file a consolidated U.S. federal income tax return as well as unitary and combined income tax returns in several state jurisdictions, of which California is the most significant. Our subsidiaries also file separate company income tax returns in multiple states and local jurisdictions, of which New York and New York City are the most significant.

        The Internal Revenue Service has completed examination of our federal returns for taxable years prior to 2005. Our state income tax examinations, with limited exceptions, have been completed for the periods prior to 2003. The Internal Revenue Service is currently examining our 2005 federal income tax return. We are currently being examined by the state of California for the taxable years 2001 through 2003, the state of New York for the taxable years 2003 through 2005 and New York City for the taxable years 1999 through 2005.

        We reasonably expect to settle all ongoing audits by December 31, 2008. We anticipate state and local amended returns will be filed and settlement negotiations will begin prior to March 31, 2008. The nature of the uncertain tax positions to be settled by December 31, 2008 include the ability of a state or local taxing jurisdiction to force one or more of our entities to file on a combined or unitary basis rather than on a separate company basis, state apportioned taxable income presented on filed tax returns and nexus in certain taxing jurisdictions.

EARNINGS (LOSS) PER SHARE

        The computation of basic and diluted (loss) earnings per share is as follows:

Year Ended December 31,	2007	2006	2005
(In millions except per share amounts)

Income (loss) from continuing operations	$ 45.9	$ (175.0)	$ 252.8
Income from discontinued operations	265.2	29.0	21.5
Cumulative effect of change in accounting for share-based payments	-	1.9	-

Net income (loss)	$ 311.1	$ (144.1)	$ 274.3

Weighted-average common shares outstanding - basic	99.9	110.6	118.0
Effect of dilutive employee stock options and restricted stock	1.4	-	1.2

Weighted-average common shares and share equivalents outstanding - diluted	101.3	110.6	119.2

Earnings (loss) per share - basic
Income (loss) from continuing operations	$ 0.46	$ (1.58)	$ 2.15
Income from discontinued operations	2.65	0.26	0.18
Cumulative effect of change in accounting for share-based payments	-	0.02	-

Basic earnings (loss) per share	$ 3.11	$ (1.30)	$ 2.33

Earnings (loss) per share - diluted
Income (loss) from continuing operations	$ 0.45	$ (1.58)	$ 2.12
Income from discontinued operations	2.62	0.26	0.18
Cumulative effect of change in accounting for share-based payments	-	0.02	-

Basic earnings (loss) per share	$ 3.07	$ (1.30)	$ 2.30

STATEMENT OF CASH FLOWS

Year Ended December 31,	2007	2006	2005
(In millions)
Supplemental disclosures of cash flow information for continuing operations:
Cash paid during the year for:
Interest	$ 52.1	$ 53.4	$ 80.8
Income taxes	67.7	106.2	89.2
Supplemental disclosures of non-cash investing and financing activities for continuing operations:
Property acquired through capital lease financing	4.1	3.9	0.5
Restricted stock issued to employees	19.2	10.2	16.4

GAIN ON SALE OF STOCK IN RUBICON RETAIL LIMITED

        On October 12, 2006, Mosaic Fashions hf ("Mosaic") completed its acquisition of United Kingdom retailer Rubicon Retail Limited ("Rubicon"). As a result of our sale of Nine West's United Kingdom operations in January 2001, we obtained warrants to purchase stock in Rubicon. These warrants were exercisable only upon a change of control of Rubicon (including a public offering of Rubicon's shares) and, therefore, had no ascertainable value prior to Mosaic's acquisition of Rubicon. Upon this acquisition, we exercised these outstanding warrants and Mosaic purchased the resulting shares. As a result, we recorded a gain of $17.4 million (net of associated costs) in 2006.

STOCK OPTIONS AND RESTRICTED STOCK

        Under two stock option plans, we may grant stock options and other awards from time to time to key employees, officers, directors, advisors and independent consultants to us or to any of our subsidiaries. In general, options become exercisable over either a three-year or five-year period from the grant date and expire 10 years after the date of grant for options granted on or before May 28, 2003 and seven years after the date of grant thereafter. In certain cases for non-employee directors, options become exercisable six months after the grant date. Shares available for future option and restricted stock grants at December 31, 2007 and 2006 totaled 5.2 million and 4.1 million, respectively. Our policy is to issue new shares upon the exercise of options and to offset these new shares by repurchasing shares in the open market. We currently have no plans to repurchase any shares in 2008.

        Compensation cost recorded for stock-based employee compensation awards (including awards to non-employee directors) reflected in continuing operations was $14.0 million, $12.8 million and $16.6 million for 2007, 2006 and 2005, respectively. Total compensation cost for continuing operations related to unvested awards not yet recognized at December 31, 2007 was $10.6 million, which is expected to be amortized over a weighted-average period of approximately 23.5 months. Cash received from option exercises for 2007, 2006 and 2005 was $11.1 million, $32.4 million and $13.4 million, respectively. The total tax benefit recognized for the tax deductions from option exercises and the vesting of restricted stock for 2007, 2006 and 2005 totaled $16.4 million, $20.5 million and $13.9 million, respectively.

        The following tables summarize information about stock option transactions and related information (options in millions):

	2007		2006		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1	9.4	$31.43	11.5	$30.91	11.5	$30.19
Granted	-	-	-	-	1.0	$35.95
Exercised	(0.6)	$19.61	(1.4)	$24.01	(0.6)	$22.88
Cancelled	(1.0)	$32.46	(0.5)	$35.44	(0.4)	$35.07
Expired	(0.2)	$23.60	(0.2)	$39.75	-	-

Outstanding, December 31	7.6	$32.44	9.4	$31.43	11.5	$30.91

Exercisable, December 31	7.2	$32.20	8.5	$30.96	9.6	$30.07

	2007	2006	2005
Weighted-average contractual term (in years) of:
Options outstanding at end of year	3.4	4.2	5.0
Options exercisable at end of year	3.3	4.1	4.8

Intrinsic value (in millions) of:
Options outstanding at end of year	$ 0.3	$ 32.1	$ 27.8
Options exercisable at end of year	0.3	31.8	27.6
Options exercised during the year	6.8	10.4	4.2

Fair value (in millions) of options vested during the year	$ 3.0	$ 9.2	$ 22.0

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

        The following table summarizes the weighted average fair value of options granted and the related weighted average assumptions used in the Black-Scholes-Merton option pricing model for grants issued in 2005. We did not grant any options in 2006 or 2007.

Year Ended December 31,	2005
Weighted-average fair value of options at grant date:
Exercise price less than market price	$8.00
Exercise price equal to market price	$10.43

Assumptions:
Dividends yield	1.02%
Expected volatility	30.3%
Risk-free interest rate	4.46%
Expected life (years)	3.9

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

        The following tables summarize information about unvested restricted stock transactions (shares in thousands):

	2007		2006		2005
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested, January 1	1,326	$33.61	1,092	$34.34	738	$32.67
Granted	762	$32.36	635	$31.72	705	$35.35
Vested	(346)	$34.46	(315)	$31.78	(297)	$31.92
Forfeited	(985)	$33.21	(86)	$35.69	(54)	$34.80

Nonvested, December 31	757	$32.48	1,326	$33.61	1,092	$34.34

	2007	2006	2005
Fair value (in millions) of shares vested during the year	$ 11.9	$ 10.0	$ 9.5

        During 2007, 761,750 shares of restricted common stock were issued to 208 employees and directors under the 1999 Stock Incentive Plan. The restrictions generally lapse on the third anniversary of issue. The value of this stock based on quoted market values was $24.6 million.

        During 2006, 634,927 shares of restricted common stock were issued to 131 employees and directors under the 1999 Stock Incentive Plan. The restrictions generally lapse on the third anniversary of issue. The value of this stock based on quoted market values was $20.1 million.

        During 2005, 705,250 shares of restricted common stock were issued to 200 employees and directors under the 1999 Stock Incentive Plan. The restrictions generally lapse on the third anniversary of issue. The value of this stock based on quoted market values was $24.9 million.

EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

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

        We contributed approximately $6.9 million, $8.2 million and $8.0 million to our defined contribution plan from continuing operations during 2007, 2006 and 2005, respectively.

Defined Benefit Plans

        We maintain several defined benefit plans, including the Pension Plan for Associates of Nine West Group Inc. (the "Cash Balance Plan") and The Napier Company Retirement Plan for certain associates of Victoria (the "Napier Plan"). The Cash Balance Plan expresses retirement benefits as an account balance which increases each year through interest credits. All benefits under the Napier Plan are frozen at the amounts earned by the participants as of December 31, 1995. Our funding policy is to contribute more than the minimum required by applicable regulations to reduce Pension Benefit Guarantee Corporation fees and to increase the funding ratio for Pension Protection Act requirements which begin to phase in during 2008. We plan to contribute $2.2 million to our defined benefit plans in 2008. The measurement date for all plans is December 31.

Obligations and Funded Status

Year Ended December 31,	2007	2006
(In millions)

Change in benefit obligation
Benefit obligation, beginning of year	$ 43.3	$ 39.6
Interest cost	2.6	2.5
Actuarial (gain) loss	(4.0)	4.2
Settlements	0.6	1.0
Benefits paid	(3.5)	(4.0)

Benefit obligation, end of year	39.0	43.3

Change in plan assets
Fair value of plan assets, beginning of year	27.4	25.2
Actual return on plan assets	1.3	1.9
Employer contribution	9.4	4.3
Benefits paid	(3.5)	(4.0)

Fair value of plan assets, end of year	34.6	27.4

Funded status at end of year	$(4.4)	$(15.9)

Amounts Recognized on the Balance Sheet

December 31,	2007	2006
(In millions)

Noncurrent assets	$ 0.9	$ -
Noncurrent liabilities	5.3	15.9

Amounts Recognized in Accumulated Other Comprehensive Income

December 31,	2007	2006
(In millions)

Net loss	$ 14.4	$ 18.2

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

December 31,	2007	2006
(In millions)

Projected benefit obligation	$ 39.0	$ 43.3
Accumulated benefit obligation	39.0	43.3
Fair value of plan assets	34.6	27.4

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income or Loss

Year Ended December 31,	2007	2006
(In millions)

Net Periodic Benefit Cost:
Interest cost	$ 2.6	$ 2.5
Expected return on plan assets	(2.4)	(1.9)
Settlement costs	1.3	1.8
Amortization of net loss	1.0	1.3

Total net periodic benefit cost	2.5	3.7

Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income or Loss:
Net (gain) loss	(2.8)	2.0
Amortization of net gain	(1.8)	-

	(4.6)	2.0

Total recognized in net periodic benefit cost and other comprehensive income	$ (2.1)	$ 5.7

        The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008 is $0.8 million.

Assumptions

	2007	2006
Weighted-average assumptions used to determine:
Benefit obligations at December 31
Discount rate	6.8%	6.1%
Expected long-term return on plan assets	7.9%	7.9%
Net periodic benefit cost for year ended December 31
Discount rate	6.1%	5.6%
Expected long-term return on plan assets	7.9%	7.9%

Estimated Future Benefit Payments

Year Ending December 31,
(In millions)

2008	$ 2.0
2009	1.9
2010	1.8
2011	1.9
2012	2.2
2013 through 2017	12.1

$ 21.9

Plan Assets

        The weighted-average asset allocations at December 31, 2007 and 2006 by asset category are as follows:

December 31,	2007	2006
Equity securities	62%	65%
Debt securities	31%	27%
Other	7%	8%

Total	100%	100%

        Our plans are designed to diversify investments across types of investments and investment managers. Permitted investment vehicles include investment-grade fixed income securities, domestic and foreign equity securities, mutual funds, guaranteed insurance contracts and real estate, while speculative and derivative investment vehicles are generally prohibited. The investment managers have full discretion to manage their portion of the investments subject to the objectives and policies of the respective plans. The performance of the investment managers is reviewed on a regular basis. The primary objectives are to achieve a rate of return sufficient to meet current and future plan cash requirements and to emphasize long-term growth of principal while avoiding excessive risk and maintaining fund liquidity. At December 31, 2007, the weighted-average target allocation percentages for fund investments were 45% fixed income securities, 37% U. S. equity securities, 2% real estate and 16% international securities.

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

Other Plans

        We also maintain the Nine West Group Inc. Supplemental Executive Retirement Plan, the Nine West Group Inc. Postretirement Executive Life Plan and the Nine West Group, Inc. Postretirement Medical Plan, none of which have a material effect on our results of operations or on our financial position. These plans, which are unfunded, were underfunded by $4.2 million at December 31, 2007. Of this amount, $0.6 million is reported under accrued expenses and other current liabilities and $3.6 million is reported under other noncurrent liabilities.

        We also maintain the Jones Apparel Group, Inc. Deferred Compensation Plan, a non-qualified defined contribution plan for certain management and other highly compensated employees (the "Rabbi Trust"). Under the plan, participants may elect have up to 90% of their salary and annual bonus deferred and deposited with a qualified trustee, who in turn invests the money in a variety of investment vehicles as selected by each participant. The assets of the Rabbi Trust, consisting of primarily debt and equity securities, are recorded at current market prices. The trust assets are available to satisfy claims of our general creditors in the event of bankruptcy. The trust's assets, included in prepaid expenses and other current assets, and the corresponding deferred compensation liability, included in accrued employee compensation and benefits, were $12.0 million and $11.9 million at December 31, 2007 and 2006, respectively. This plan has no effect on our results of operations.

JOINT VENTURES

        We had two joint ventures formed with HCL Technologies Limited ("HCL") to provide us with computer consulting, programming and associated support services. HCL is a global technology and software services company offering a suite of services targeted at technology vendors, software product companies and organizations. We had a 49% ownership interest in each joint venture, which operated under the names HCL Jones Technologies, LLC and HCL Jones Technologies (Bermuda), Ltd. The agreement under which the joint ventures were established terminated in January 2008, and the parties have adopted plans of liquidation for both joint venture companies.

        We also had a 50% ownership interest in a joint venture with Sutton Development Pty. Ltd. ("Sutton") to operate retail locations in Australia, which operated under the name Nine West Australia Pty Ltd. We sold our interest in this joint venture to Sutton on December 3, 2007 for $20.7 million, which resulted in a pre-tax gain of $8.2 million. The sales price is subject to certain working capital adjustments, which could result in additional sales proceeds in 2008.

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

(In millions)	Wholesale Better Apparel	Wholesale Moderate Apparel	Wholesale Footwear & Accessories	Retail	Licensing, Other & Eliminations	Consolidated
For the year ended December 31, 2007
Revenues from external customers	$ 1,101.0	$ 985.0	$ 955.8	$ 753.7	$ 53.0	$ 3,848.5
Intersegment revenues	155.8	10.7	72.6	-	(239.1)	-

Total revenues	1,256.8	995.7	1,028.4	753.7	(186.1)	3,848.5

Segment income (loss)	$ 126.0	$ (4.2)	$ 109.2	$ (43.2)	$ (136.8)	51.0

Net interest expense						(47.8)
Goodwill impairment						(78.0)
Gain on sale of interest in Australian joint venture						8.2
Equity in earnings of unconsolidated affiliates						8.1

Loss from continuing operations before benefit for income taxes						$ (58.5)

Depreciation and amortization	$ 11.2	$ 10.4	$ 10.9	$ 23.0	$ 35.0	$ 90.5
For the year ended December 31, 2006
Revenues from external customers	$ 1,127.4	$ 1,142.0	$ 941.1	$ 822.7	$ 53.8	$ 4,087.0
Intersegment revenues	145.4	3.8	53.9	-	(203.1)	-

Total revenues	1,272.8	1,145.8	995.0	822.7	(149.3)	4,087.0

Segment income	$ 143.1	$ 71.8	$ 96.8	$ 37.1	$ (82.5)	266.3

Net interest expense						(47.0)
Loss on sale of Polo Jeans Company business						(45.1)
Gain on sale of stock in Rubicon Retail Limited						17.4
Goodwill impairment						(441.2)
Equity in earnings of unconsolidated affiliates						4.5

Loss from continuing operations before benefit for income taxes						$ (245.1)

Depreciation and amortization	$ 17.0	$ 11.2	$ 12.7	$ 18.5	$ 27.0	$ 86.4
For the year ended December 31, 2005
Revenues from external customers	$ 1,438.2	$ 1,265.2	$ 978.6	$ 791.3	$ 58.9	$ 4,532.2
Intersegment revenues	144.5	4.6	41.5	-	(190.6)	-

Total revenues	1,582.7	1,269.8	1,020.1	791.3	(131.7)	4,532.2

Segment income	$ 166.5	$ 89.1	$ 141.8	$ 77.8	$ (21.7)	453.5

Net interest expense						(69.9)
Equity in earnings of unconsolidated affiliates						3.2

Income from continuing operations before provision for income taxes						$ 386.8

Depreciation and amortization	$ 14.9	$ 16.4	$ 10.3	$ 16.2	$ 28.6	$ 86.4

(In millions)	Wholesale Better Apparel	Wholesale Moderate Apparel	Wholesale Footwear & Accessories	Retail	Licensing, Other & Eliminations	Assets Held for Sale	Consolidated
Total assets
December 31, 2007	$ 1,146.4	$ 703.5	$ 1,127.7	$ 209.9	$ 49.1	$ -	$ 3,236.6
December 31, 2006	1,307.1	872.1	1,133.6	224.2	(356.7)	620.8	3,801.1
December 31, 2005	1,895.1	1,107.2	1,084.7	273.3	(317.0)	534.5	4,577.8

        Revenues from external customers and long-lived assets excluding deferred taxes related to continuing operations in the United States and foreign countries are as follows:

On or for the Year Ended December 31,	2007	2006	2005
(In millions)

Revenues from external customers:
United States	$ 3,523.2	$ 3,801.0	$ 4,262.3
Foreign countries	325.3	286.0	269.9

	$ 3,848.5	$ 4,087.0	$ 4,532.2

Long-lived assets:
United States	$ 1,930.1	$ 2,088.1	$ 3,265.3
Foreign countries	11.2	4.0	28.1

	$ 1,941.3	$ 2,092.1	$ 3,293.4

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

        The following condensed consolidating balance sheets, statements of operations and statements of cash flows for the "Issuers" (consisting of Jones and Jones USA, Jones Holdings, Nine West and Jones Retail, which are all our subsidiaries that act as co-issuers and co-obligors) and the "Others" (consisting of all of our other subsidiaries, excluding all obligor subsidiaries) have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Separate financial statements and other disclosures concerning Jones are not presented as Jones has no independent operations or assets. There are no contractual restrictions on distributions from Jones USA, Jones Holdings, Nine West or Jones Retail to Jones. On January 1, 2007, Kasper, Ltd. and Jones USA merged. As a result, the condensed consolidating balance sheets, statements of operations and statements of cash flows for prior periods have been restated for comparison purposes.

Condensed Consolidating Balance Sheets
(In millions)

	December 31, 2007				December 31, 2006
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 264.0	$ 38.8	$ -	$ 302.8	$ 35.1	$ 29.2	$ -	$ 64.3
Accounts receivable	205.3	131.7	-	337.0	194.6	163.2	-	357.8
Inventories	358.5	165.7	(0.3)	523.9	359.9	171.8	(0.9)	530.8
Assets held for sale	-	-	-	-	-	620.8	-	620.8
Prepaid and refundable income taxes	1.4	5.2	24.0	30.6	0.5	6.7	6.9	14.1
Deferred taxes	13.6	19.4	0.9	33.9	28.4	25.5	(0.2)	53.7
Prepaid expenses and other current assets	39.7	26.2	-	65.9	39.9	27.6	-	67.5

TOTAL CURRENT ASSETS	882.5	387.0	24.6	1,294.1	658.4	1,044.8	5.8	1,709.0

Property, plant and equipment - net	161.2	150.9	-	312.1	157.7	121.8	-	279.5
Due from affiliates	-	971.7	(971.7)	-	51.8	755.6	(807.4)	-
Goodwill	972.8	67.6	(66.5)	973.9	1,479.1	172.3	(599.5)	1,051.9
Other intangibles - net	0.3	617.7	-	618.0	0.3	708.0	-	708.3
Deferred taxes	20.4	-	(19.1)	1.3	13.7	-	(13.7)	-
Investments in subsidiaries	1,746.8	-	(1,746.8)	-	2,091.4	-	(2,091.4)	-
Other assets	26.2	11.0	-	37.2	32.9	21.5	(2.0)	52.4

	$ 3,810.2	$ 2,205.9	$ (2,779.5)	$ 3,236.6	$ 4,485.3	$ 2,824.0	$ (3,508.2)	$ 3,801.1

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$ -	$ -	$ -	$ -	$ 100.0	$ -	$ -	$ 100.0
Current portion of capital lease obligations	0.6	4.2	-	4.8	1.5	2.6	-	4.1
Accounts payable	175.0	48.6	-	223.6	189.0	88.9	-	277.9
Liabilities related to assets held for sale	-	-	-	-	-	180.7	-	180.7
Income taxes payable	19.7	1.0	(0.3)	20.4	18.4	23.4	(16.4)	25.4
Deferred taxes	-	-	-	-	-	0.2	(0.2)	-
Accrued expenses and other current liabilities	96.6	50.2	-	146.8	101.2	35.5	-	136.7

TOTAL CURRENT LIABILITIES	291.9	104.0	(0.3)	395.6	410.1	331.3	(16.6)	724.8

NONCURRENT LIABILITIES:
Long-term debt	749.4	-	-	749.4	749.3	-	-	749.3
Obligations under capital leases	4.3	24.0	-	28.3	11.1	24.7	-	35.8
Deferred taxes	-	5.8	(5.8)	-	-	10.0	(2.2)	7.8
Due to affiliates	971.7	-	(971.7)	-	755.6	51.8	(807.4)	-
Other	50.8	15.7	-	66.5	52.6	19.2	-	71.8

TOTAL NONCURRENT LIABILITIES	1,776.2	45.5	(977.5)	844.2	1,568.6	105.7	(809.6)	864.7

TOTAL LIABILITIES	2,068.1	149.5	(977.8)	1,239.8	1,978.7	437.0	(826.2)	1,589.5

STOCKHOLDERS' EQUITY:
Common stock and additional paid-in capital	1,341.2	1,707.8	(1,707.8)	1,341.2	1,321.5	1,979.9	(1,979.9)	1,321.5
Retained earnings	2,226.1	339.7	(85.0)	2,480.8	2,521.4	404.3	(699.3)	2,226.4
Accumulated other comprehensive income (loss)	2.1	8.9	(8.9)	2.1	(5.9)	2.8	(2.8)	(5.9)
Treasury stock	(1,827.3)	-	-	(1,827.3)	(1,330.4)	-	-	(1,330.4)

TOTAL STOCKHOLDERS' EQUITY	1,742.1	2,056.4	(1,801.7)	1,996.8	2,506.6	2,387.0	(2,682.0)	2,211.6

	$ 3,810.2	$ 2,205.9	$ (2,779.5)	$ 3,236.6	$ 4,485.3	$ 2,824.0	$ (3,508.2)	$ 3,801.1

Condensed Consolidating Statements of Operations
(In millions)

	Year Ended December 31, 2007
	Issuers	Others	Elim- inations	Cons- olidated
Net sales	$ 2,642.9	$ 1,167.7	$ (17.3)	$ 3,793.3
Licensing income	0.1	51.9	-	52.0
Service and other revenue	1.0	2.2	-	3.2

Total revenues	2,644.0	1,221.8	(17.3)	3,848.5
Cost of goods sold	1,723.5	893.9	(8.3)	2,609.1

Gross profit	920.5	327.9	(9.0)	1,239.4
Selling, general and administrative expenses	981.6	131.6	(12.8)	1,100.4
Trademark impairments	-	88.0	-	88.0
Goodwill impairment	394.7	78.0	(394.7)	78.0

Operating (loss) income	(455.8)	30.3	398.5	(27.0)
Net interest expense (income) and financing costs	66.6	(18.8)	-	47.8
Gain on sale of interest in Australian joint venture	-	8.2	-	8.2
Equity in earnings of unconsolidated affiliates	0.5	5.6	2.0	8.1

(Loss) income from continuing operations before benefit for income taxes	(521.9)	62.9	400.5	(58.5)
(Benefit) provision for income taxes	(147.4)	43.1	(0.1)	(104.4)

(Loss) income from continuing operations	(374.5)	19.8	400.6	45.9
Income (loss) from discontinued operations, net of tax	291.8	(26.6)	-	265.2
Equity in loss of subsidiaries	(155.8)	-	155.8	-

Net (loss) income	$ (238.5)	$ (6.8)	$ 556.4	$ 311.1

	Year Ended December 31, 2006
	Issuers	Others	Elim- inations	Cons- olidated
Net sales	$ 2,699.3	$ 1,332.3	$ (16.8)	$ 4,014.8
Licensing income	0.1	51.0	-	51.1
Service and other revenue	2.8	18.3	-	21.1

Total revenues	2,702.2	1,401.6	(16.8)	4,087.0
Cost of goods sold	1,675.0	1,000.3	(1.1)	2,674.2

Gross profit	1,027.2	401.3	(15.7)	1,412.8
Selling, general and administrative expenses	987.7	121.7	(13.1)	1,096.3
Loss on sale of Polo Jeans Company business	22.8	22.3	-	45.1
Trademark impairments	-	50.2	-	50.2
Goodwill impairment	-	441.2	-	441.2

Operating income (loss)	16.7	(234.1)	(2.6)	(220.0)
Net interest expense (income) and financing costs	64.9	(17.9)	-	47.0
Gain on sale of stock in Rubicon Retail Limited	17.4	-	-	17.4
Equity in earnings of unconsolidated affiliates	0.5	4.5	(0.5)	4.5

Loss from continuing operations before benefit for income taxes	(30.3)	(211.7)	(3.1)	(245.1)
Benefit for income taxes	-	(61.0)	(9.1)	(70.1)

Loss from continuing operations	(30.3)	(150.7)	6.0	(175.0)
Income from discontinued operations, net of tax	-	29.0	-	29.0
Equity in earnings of subsidiaries	103.6	-	(103.6)	-
Cumulative effect of change in accounting for share-based payments, net of tax	1.9	-	-	1.9

Net income (loss)	$ 75.2	$ (121.7)	$ (97.6)	$ (144.1)

	Year Ended December 31, 2005
	Issuers	Others	Eliminations	Consolidated
Net sales	$ 2,739.3	$ 1,753.3	$ (19.3)	$ 4,473.3
Licensing income	0.1	58.8	-	58.9

Total revenues	2,739.4	1,812.1	(19.3)	4,532.2
Cost of goods sold	1,710.3	1,245.8	(5.7)	2,950.4

Gross profit	1,029.1	566.3	(13.6)	1,581.8
Selling, general and administrative expenses	929.4	214.7	(15.8)	1,128.3

Operating income	99.7	351.6	2.2	453.5
Net interest expense (income) and financing costs	80.5	(10.6)	-	69.9
Equity in earnings of unconsolidated affiliates	0.5	1.8	0.9	3.2

Income from continuing operations before provision for income taxes	19.7	364.0	3.1	386.8
Provision for income taxes	12.8	123.0	(1.8)	134.0

Income from continuing operations	6.9	241.0	4.9	252.8
Income from discontinued operations, net of tax	-	21.5	-	21.5
Equity in earnings of subsidiaries	265.0	-	(265.0)	-

Net income	$ 271.9	$ 262.5	$ (260.1)	$ 274.3

Condensed Consolidating Statements of Cash Flows
(In millions)

	Year Ended December 31, 2007
	Issuers	Others	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities of continuing operations	$ 106.9	$ 37.3	$ (23.7)	$ 120.5
Net cash provided by operating activities of discontinued operations	-	39.0	-	39.0

Net cash provided by operating activities	106.9	76.3	(23.7)	159.5

Cash flows from investing activities
Proceeds from sale of Barneys, net of cash sold and selling costs	845.5	-	-	845.5
Proceeds from sale of interest in Australian joint venture	-	20.7	-	20.7
Capital expenditures	(59.5)	(51.7)	-	(111.2)
Proceeds from sales of property, plant and equipment	0.2	2.8	-	3.0

Net cash provided by ( used in) investing activities of continuing operations	786.2	(28.2)	-	758.0
Net cash used in investing activities of discontinued operations	-	(40.5)	-	(40.5)

Net cash provided by (used in) investing activities	786.2	(68.7)	-	717.5

Cash flows from financing activities
Net repayment under credit facilities	(100.0)	-	-	(100.0)
Purchases of treasury stock	(496.9)	-	-	(496.9)
Proceeds from exercise of employee stock options	11.1	-	-	11.1
Dividends paid	(57.2)	(23.7)	23.7	(57.2)
Net cash transferred to discontinued operations	(21.7)	-	-	(21.7)
Excess tax benefits from share-based payment arrangements	1.4	-	-	1.4
Other items	(0.8)	(3.3)	-	(4.1)

Net cash used in financing activities of continuing operations	(664.1)	(27.0)	23.7	(667.4)
Net cash provided by financing activities of discontinued operations	-	17.9	-	17.9

Net cash used in financing activities	(664.1)	(9.1)	23.7	(649.5)

Effect of exchange rates on cash	-	3.8	-	3.8

Net increase in cash and cash equivalents	229.0	2.3	-	231.3
Cash and cash equivalents, beginning, including cash reported under assets held for sale	35.0	36.5	-	71.5

Cash and cash equivalents, ending	$ 264.0	$ 38.8	$ -	$ 302.8

	Year Ended December 31, 2006
	Issuers	Others	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities of continuing operations	$ 321.6	$ 65.8	$ (1.0)	$ 386.4
Net cash provided by operating activities of discontinued operations	-	37.5	-	37.5

Net cash provided by operating activities	321.6	103.3	(1.0)	423.9

Cash flows from investing activities
Net proceeds from sale of Polo Jeans Company business	344.1	6.5	-	350.6
Capital expenditures	(62.2)	(47.1)	-	(109.3)
Net cash received from sale of stock in Rubicon Retail Limited	17.4	-	-	17.4
Proceeds from sales of property, plant and equipment	0.1	-	-	0.1

Net cash provided by (used in) investing activities of continuing operations	299.4	(40.6)	-	258.8
Net cash used in investing activities of discontinued operations	-	(61.2)	-	(61.2)

Net cash provided by (used in) investing activities	299.4	(101.8)	-	197.6

Cash flows from financing activities
Repurchase of Senior Notes	(225.0)	-	-	(225.0)
Net repayment under credit facilities	(29.5)	-	-	(29.5)
Purchases of treasury stock	(306.2)	-	-	(306.2)
Proceeds from exercise of employee stock options	32.4	-	-	32.4
Dividends paid	(55.7)	(1.0)	1.0	(55.7)
Net cash transferred to discontinued operations	(24.0)	-	-	(24.0)
Excess tax benefits from share-based payment arrangements	3.4	-	-	3.4
Other items	(1.7)	(2.5)	-	(4.2)

Net cash used in financing activities of continuing operations	(606.3)	(3.5)	1.0	(608.8)
Net cash provided by financing activities of discontinued operations	-	24.0	-	24.0

Net cash (used in) provided by financing activities	(606.3)	20.5	1.0	(584.8)

Effect of exchange rates on cash	-	(0.1)	-	(0.1)

Net increase cash and cash equivalents	14.7	21.9	-	36.6
Cash and cash equivalents, beginning, including cash reported under assets held for sale	20.3	14.6	-	34.9

Cash and cash equivalents, ending, including cash reported under assets held for sale	$ 35.0	$ 36.5	$ -	$ 71.5

	Year Ended December 31, 2005
	Issuers	Others	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities of continuing operations	$ 362.9	$ 15.5	$ (10.7)	$ 367.7
Net cash provided by operating activities of discontinued operations	-	59.7	-	59.7

Net cash provided by operating activities	362.9	75.2	(10.7)	427.4

Cash flows from investing activities
Payments for acquisitions, net of cash acquired	(4.1)	-	-	(4.1)
Capital expenditures	(37.2)	(29.7)	-	(66.9)
Acquisition of intangibles	-	(0.1)	-	(0.1)
Proceeds from sales of property, plant and equipment	0.3	3.3	-	3.6
Other	-	(0.5)	-	(0.5)

Net cash used in investing activities of continuing operations	(41.0)	(27.0)	-	(68.0)
Net cash used in investing activities of discontinued operations	-	(20.6)	-	(20.6)

Net cash used in investing activities	(41.0)	(47.6)	-	(88.6)

Cash flows from financing activities
Repurchase of Senior Notes	(129.6)	-	-	(129.6)
Net borrowing under credit facilities	60.3	-	-	60.3
Purchases of treasury stock	(235.2)	-	-	(235.2)
Proceeds from exercise of employee stock options	13.4	-	-	13.4
Dividends paid	(52.3)	(10.7)	10.7	(52.3)
Net cash transferred from discontinued operations	32.9	-	-	32.9
Other items	(3.4)	(1.6)	-	(5.0)

Net cash used in financing activities of continuing operations	(313.9)	(12.3)	10.7	(315.5)
Net cash used in financing activities of discontinued operations	-	(32.9)	-	(32.9)

Net cash used in financing activities	(313.9)	(45.2)	10.7	(348.4)

Effect of exchange rates on cash	-	(0.5)	-	(0.5)

Net increase (decrease) in cash and cash equivalents	8.0	(18.1)	-	(10.1)
Cash and cash equivalents, beginning, including cash reported under assets held for sale	12.3	32.7	-	45.0

Cash and cash equivalents, ending, including cash reported under assets held for sale	$ 20.3	$ 14.6	$ -	$ 34.9

UNAUDITED CONSOLIDATED FINANCIAL INFORMATION

        Unaudited interim consolidated financial information for the two years ended December 31, 2007 is summarized as follows:

(In millions except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Net sales	$ 1,064.5	$ 894.5	$ 1,011.8	$ 822.4
Total revenues	1,078.5	903.9	1,027.6	838.5
Gross profit	365.1	290.2	326.5	257.6
Operating income (loss) (1)	83.2	(72.3)	59.2	(97.1)
Income (loss) from continuing operations (2)	44.4	(51.1)	138.4	(85.8)
Income (loss) from discontinued operations (3)	3.4	4.0	261.7	(4.0)
Net income (loss)	47.8	(47.1)	400.1	(89.8)

Basic earnings (loss) per share from continuing operations	$ 0.42	$ (0.48)	$ 1.39	$ (1.01)
Basic earnings per share from discontinued operations	0.03	0.04	2.62	(0.05)
Basic earnings (loss) per share	0.45	(0.44)	4.01	(1.06)

Diluted earnings (loss) per share from continuing operations	$ 0.41	$ (0.48)	$ 1.37	$ (1.01)
Diluted earnings per share from discontinued operations	0.03	0.04	2.60	(0.05)
Diluted earnings (loss) per share	0.44	(0.44)	3.97	(1.06)

Dividends declared per share	$ 0.14	$ 0.14	$ 0.14	$0.14

2006
Net sales	$ 1,063.6	$ 909.6	$ 1,058.3	$ 983.2
Total revenues	1,078.5	923.9	1,077.5	1,007.1
Gross profit	387.4	337.2	372.9	315.3
Operating income (loss) (4)	78.0	56.7	102.0	(456.8)
Income (loss) from continuing operations	20.6	30.4	58.4	(284.4)
Income from discontinued operations	3.3	6.2	4.6	14.9
Cumulative effect of change in accounting for share-based payments	1.9	-	-	-
Net income (loss)	25.8	36.6	63.0	(269.5)

Basic earnings (loss) per share from continuing operations	$ 0.18	$ 0.27	$ 0.53	$ (2.65)
Basic earnings per share from discontinued operations	0.03	0.06	0.04	0.14
Basic earnings per share from the cumulative effect of change in accounting for share-based payments	0.02	-	-	-
Basic earnings (loss) per share	0.23	0.33	0.57	(2.51)

Diluted earnings (loss) per share from continuing operations	$ 0.18	$ 0.27	$ 0.52	$ (2.65)
Diluted earnings per share from discontinued operations	0.03	0.05	0.04	0.14
Diluted earnings per share from the cumulative effect of change in accounting for share-based payments	0.01	-	-	-
Diluted earnings (loss) per share	0.22	0.32	0.56	(2.51)

Dividends declared per share	$ 0.12	$ 0.12	$ 0.12	$ 0.14

 Quarterly figures may not add to full year due to rounding.

(1)	Includes trademark impairments of $80.5 million and $7.5 million in the third and fourth fiscal quarters of 2007, respectively, and goodwill impairment of $78.0 million in the fourth fiscal quarter of 2007.

(2)	Includes $107.7 million reversal of a deferred tax valuation allowance in the third fiscal quarter of 2007 previously created from capital loss carryforwards arising from the sale of our Polo Jeans Company business in 2006.

(3)	Includes $254.2 million from sale of Barneys in the third fiscal quarter of 2007.
(4)	Includes trademark impairments of $50.2 million and goodwill impairment of $441.2 million in the fourth fiscal quarter of 2006.

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

        The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. The purpose of internal controls is to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

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

        Our internal controls are evaluated on an ongoing basis by our Internal Audit department, by other personnel in our organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our disclosure and internal controls and to make modifications as necessary, as disclosure and internal controls are intended to be dynamic systems that change (including improvements and corrections) as conditions warrant. Part of this evaluation is to determine whether there were any significant deficiencies or material weaknesses in our internal controls, or whether we had identified any acts of fraud involving personnel who have a significant role in the our internal controls. Significant deficiencies are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements; material weaknesses are particularly serious conditions where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

        Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that both our disclosure controls and procedures and our internal controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that our internal controls are effective in ensuring that our financial statements are fairly presented in conformity with generally accepted accounting principles.

        We have made changes to our internal controls and procedures over financial reporting to address the implementation of SAP, an enterprise resource planning ("ERP") system, that occurred during the fourth quarter of 2006. We began the process of implementing SAP throughout Jones Apparel Group, Inc. and our consolidated subsidiaries. SAP will integrate our operational and financial systems and expand the functionality of our financial reporting processes. During the fourth fiscal quarter of 2007, our wholesale better apparel businesses were converted to this system. We have adequately controlled the transition to the new processes and controls, with no negative impact to our internal control environment. We expect to roll out the implementation of this system to all locations over a multi-year period. As the phased roll out occurs, we will experience changes in internal control over financial reporting each quarter. We expect this ERP system to further advance our control environment by automating manual processes, improving management visibility and standardizing processes as its full capabilities are utilized.

Management's Annual Report on Internal Control Over Financial Reporting

        Management's report on Internal Control Over Financial reporting appears on page 46. Our independent registered public accounting firm, BDO Seidman, LLP, has issued an audit report on our internal control over financial reporting, which appears on page 47.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Equity Compensation Plan Information

        The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2007. For further information, see "Stock Options and Restricted Stock" in Notes to Consolidated Financial Statements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	7,601,835	$32.44	5,234,898
Equity compensation plans not approved by security holders	--	--	--
Total	7,601,835	$32.44	5,234,898

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
The following financial statements are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2007 and 2006
Consolidated Statements of Operations - Years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders' Equity - Years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows - Years ended December 31, 2007, 2006 and 2005
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

February 22, 2008		JONES APPAREL GROUP, INC. (Registrant)
	By:	/s/ Wesley R. Card Wesley R. Card President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on this page to this Annual Report on Form 10-K for the year ended December 31, 2007 (the "Form 10-K") constitutes and appoints Wesley R. Card, John T. McClain and Ira M. Dansky, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Form 10-K, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and grants unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might and could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Wesley R. Card Wesley R. Card	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2008
/s/ Sidney Kimmel Sidney Kimmel	Chairman and Director	February 22, 2008
/s/ John T. McClain John T. McClain	Chief Financial Officer (Principal Financial Officer)	February 22, 2008
/s/ Christopher R. Cade Christopher R. Cade	Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 22, 2008
/s/ Matthew H. Kamens Matthew H. Kamens	Director	February 22, 2008
/s/ J. Robert Kerrey J. Robert Kerrey	Director	February 22, 2008
/s/ Ann N. Reese Ann N. Reese	Director	February 22, 2008
/s/ Gerald C. Crotty Gerald C. Crotty	Director	February 22, 2008
/s/ Lowell W. Robinson Lowell W. Robinson	Director	February 22, 2008
/s/ Frits D. van Paasschen Frits D. van Paasschen	Director	February 22, 2008
/s/ Donna F. Zarcone Donna F. Zarcone	Director	February 22, 2008

INDEX TO FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm on Schedule II.

Schedule II.         Valuation and qualifying accounts

Schedules other than those listed above have been omitted since the information is not applicable, not required or is included in the respective financial statements or notes thereto.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit[1]
2.1	Agreement and Plan of Merger dated September 10, 1998, among Jones Apparel Group, Inc., SAI Acquisition Corp., Sun Apparel, Inc. and the selling shareholders (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated September 24, 1998).
2.2	Agreement and Plan of Merger dated as of March 1, 1999, among Jones Apparel Group, Inc., Jill Acquisition Sub Inc. and Nine West Group Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated March 2, 1999).
2.3	Securities Purchase and Sale Agreement dated as of July 31, 2000, among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Victoria + Co Ltd. and the Shareholders and Warrantholders of Victoria + Co Ltd (incorporated by reference to Exhibit 2.1 of our Quarterly Report on Form 10-Q for the three months ended April 2, 2000).
2.4	Agreement and Plan of Merger dated as of April 13, 2001, among Jones Apparel Group, Inc., MCN Acquisition Corp. and McNaughton Apparel Group Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated April 13, 2001).
2.5	Purchase Agreement dated as of August 7, 2003 between Kasper A.S.L., Ltd. and Jones Apparel Group, Inc. (incorporated by reference to Exhibit 2.1 of our Quarterly Report on Form 10-Q for the nine months ended October 4, 2003).
2.6	Agreement and Plan of Merger dated as of June 18, 2004, among Jones Apparel Group, Inc., MSC Acquisition Corp. and Maxwell Shoe Company Inc. (incorporated by reference to Exhibit 99.D.3 of Amendment No. 16 to our Schedule TO dated June 21, 2004).
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the six months ended July 7, 2007).
4.1	Form of Certificate evidencing shares of common stock of Jones Apparel Group, Inc. (incorporated by reference to Exhibit 4.1 of our Shelf Registration Statement on Form S-3, filed on October 28, 1998 (Registration No. 333-66223)).
4.2	Exchange and Note Registration Rights Agreement dated June 15, 1999, among Jones Apparel Group, Inc., Bear, Stearns & Co. Inc., Chase Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney Inc., BancBoston Robertson Stephens Inc., Banc of America Securities LLC, ING Baring Furman Selz LLC, Lazard Freres & Co. LLC, Tucker Anthony Cleary Gull, Brean Murray & Co., Inc. and The Buckingham Research Group Incorporated (incorporated by reference to Exhibit 4.5 of our Quarterly Report on Form 10-Q for the six months ended July 4, 1999).
4.3	Indenture dated as of November 22, 2004, among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Footwear Corporation and Jones Retail Corporation, as Issuers and SunTrust Bank, as Trustee, including Form of 4.250% Senior Notes due 2009, Form of 5.125% Senior Notes due 2014 and Form of 6.125% Senior Notes due 2034 (incorporated by reference to Exhibit 4.14 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004).

Exhibit No.	Description of Exhibit
4.4	Form of Exchange and Note Registration Rights Agreement dated November 22, 2004 among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Footwear Corporation and Jones Retail Corporation, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Representatives of the Several Initial Purchasers listed in Schedule I thereto, with respect to 4.250% Senior Notes due 2009, 5.125% Senior Notes due 2014 and 6.125% Senior Notes due 2034 (incorporated by reference to Exhibit 4.15 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004).
4.5	First Supplemental Indenture dated as of December 31, 2006, by and among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Footwear Corporation, Jones Retail Corporation, Kasper, Ltd., as Issuers, and U.S. Bank National Association (as successor in interest to SunTrust Bank), as Trustee, relating to the 4.250% Senior Notes Due 2009, 5.125% Senior Notes due 2014 and 6.125% Senior Notes due 2034 (incorporated by reference to Exhibit 4.7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006).
10.1	1991 Stock Option Plan (incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S-1 filed on April 3, 1991 (Registration No. 33-39742)).+
10.2	1996 Stock Option Plan (incorporated by reference to Exhibit 10.33 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1996).+
10.3	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005).+
10.4	Form of Agreement Evidencing Stock Option Awards Under the 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004).+
10.5	Form of Agreement Evidencing Restricted Stock Awards Under the 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the three months ended April 2, 2005).+
10.6	Amended and Restated Employment Agreement dated March 11, 2002, between Jones Apparel Group, Inc. and Peter Boneparth (incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).+
10.7	Employment Agreement dated as of July 1, 2000, between Jones Apparel Group, Inc. and Sidney Kimmel (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the nine months ended October 1, 2000).+
10.8	Amended and Restated Employment Agreement dated March 11, 2002, between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the three months ended April 6, 2002).+
10.9	Employment agreement dated as of January 1, 2002 between Lynne F. Cote' and Norton McNaughton of Squire, Inc. (incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2007).+
10.10	Amended and Restated Employment Agreement dated April 4, 2002, between Jones Apparel Group, Inc. and Ira M. Dansky (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the three months ended April 6, 2002).+
10.11	Buying Agency Agreement dated August 31, 2001, between Nine West Group Inc. and Bentley HSTE Far East Services Limited (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the nine months ended October 6, 2001).
10.12	Buying Agency Agreement dated November 30, 2001, between Nine West Group Inc. and Bentley HSTE Far East Services, Limited (incorporated by reference to Exhibit 10.22 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.13	Amendment dated February 28, 2003 to the Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.22 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).+

Exhibit No.	Description of Exhibit
10.14	Amendment dated February 28, 2003 to the Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Peter Boneparth (incorporated by reference to Exhibit 10.23 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).+
10.15	Amendment dated February 28, 2003 to the Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Ira M. Dansky (incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).+
10.16	Assignment of and Amendment No. 1 dated as of November 30, 2005 to Employment Agreement between Lynne F. Cote' and McNaughton Apparel Group Inc. (formerly known as Norton McNaughton of Squire, Inc.)(incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2007).+
10.17	Amendment No. 2 dated March 8, 2006 to Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated March 8, 2006).+
10.18	Amended and Restated Employment Agreement dated as of June 5, 2006 between Jones Apparel Group, Inc. and Efthimios P. Sotos (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated May 31, 2006).+
10.19	Form of Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.26 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).+
10.20	Form of Agreement Evidencing Restricted Stock Awards for Outside Directors Under the 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the three months ended April 2, 2005).+
10.21	Amended and Restated Five-Year Credit Agreement dated as of June 15, 2004, by and among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, Wachovia Bank, National Association, as Administrative Agent, Citibank, N.A. and JPMorgan Chase Bank, as Syndication Agents, and Bank of America, N.A., Barclays Bank PLC and Suntrust Bank as Documentation Agents (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the six months ended July 3, 2004).
10.22	Amendment to the Amended and Restated Five-Year Credit Agreement dated as of November 17, 2004 among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein and Wachovia Bank, National Association as agent for the Lenders (incorporated by reference to Exhibit 10.31 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004).
10.23	Amended and Restated Five-Year Credit Agreement dated as of May 16, 2005, by and among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Co-Lead Arrangers and Joint Bookrunners, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank and Citibank, N.A., as Syndication Agents, and Bank of America, N.A., Barclays Bank PLC and Suntrust Bank as Documentation Agents (incorporated by reference to Exhibit 10.26 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.24	Jones Apparel Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.32 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004).+
10.25	Amendment No. 3 dated April 17, 2007 to Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated April 17, 2007).+
10.26	Summary Sheet of Compensation of Non-Management Directors of Jones Apparel Group, Inc. (incorporated by reference to Exhibit 10.28 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006)+
10.27*	Jones Apparel Group, Inc. Severance Plan, as amended, and Summary Plan Description.+

Exhibit No.	Description of Exhibit
10.28	Jones Apparel Group, Inc. 2007 Executive Annual Cash Incentive Plan (incorporated by reference to Annex C of our Proxy Statement for our 2007 Annual Meeting of Stockholders).+
10.29	Stock Purchase Agreement dated June 22, 2007 among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Barneys New York, Inc., Istithmar Bentley Holding Co. and Istithmar Bentley Acquisition Co. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated June 22, 2007).
10.30	Amendment No. 4 dated July 12, 2007 to Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated July 11, 2007).+
10.31	Employment Agreement dated as of July 11, 2007 between Jones Apparel Group, Inc. and John T. McClain (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated July 11, 2007).+
10.32	Separation Agreement dated as of July 11, 2007, between Jones Apparel Group, Inc. and Peter Boneparth (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated July 11, 2007).+
10.33	Letter Amendment and Waiver dated July 27, 2007, by and among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein, and Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated July 27, 2007).
10.34	Letter Amendment and Waiver dated July 27, 2007, by and among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein, and Wachovia Bank, National Association, as Administrative Agent. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated July 27, 2007).
10.35	Amended and Restated Stock Purchase Agreement dated August 8, 2007 among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Barneys New York, Inc., Istithmar Bentley Holding Co. and Istithmar Bentley Acquisition Co. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated August 8, 2007).
10.36	Master Confirmation dated September 6, 2007 between Jones Apparel Group, Inc. and Goldman, Sachs & Co. relating to accelerated stock repurchase agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated September 6, 2007).
10.37	Supplemental Confirmation dated September 6, 2007 between Jones Apparel Group, Inc. and Goldman, Sachs & Co. relating to accelerated stock repurchase agreement (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated September 6, 2007).#
10.38*	Letter agreement dated as of November 7, 2007 between Lynne F. Cote' and Jones Apparel Group USA ,Inc.+
10.39*	Amendment No. 2 dated December 10, 2007 to Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Ira M. Dansky.+
10.40*	Amended and Restated Employment Agreement dated February 20, 2008 between Nine West Footwear Corporation and Andrew Cohen.+
12*	Computation of Ratio of Earnings to Fixed Charges.
21*	List of Subsidiaries.
23*	Consent of BDO Seidman, LLP.
31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32[o]	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Exhibit
99.1	Decision and Order of the Federal Trade Commission In the Matter of Nine West Group Inc., Docket No. C-3937, dated April 11, 2000 (incorporated by reference to Exhibit 99.1 of our Quarterly Report on Form 10-Q for the three months ended April 2, 2000).

____________________

1 Exhibits filed with Forms 10-K, 10-Q, 8-K or Schedule 14A of Jones Apparel Group, Inc. were filed under SEC File No. 001-10746.
* Filed herewith.
o Furnished herewith.
# Portions deleted pursuant to application for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.
+ Management contract or compensatory plan or arrangement.

BDO Seidman, LLP Accountants and Consultants	330 Madison Avenue New York, New York 10017 Telephone: (212) 885-8000 Fax: (212) 697-1299

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Jones Apparel Group, Inc.
New York, New York

The audits referred to in our report dated February 19, 2008 relating to the consolidated financial statements of Jones Apparel Group, which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

New York, New York
February 19, 2008

SCHEDULE II

JONES APPAREL GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In Millions)

Column A	Column B	Column C			Column D		Column E
Additions
	Balance at beginning of period	Charged against revenues or to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
Accounts receivable allowances
Allowance for doubtful accounts
For the year ended December 31:
2005 2006 2007	$ 8.0 5.1 2.5	$ (0.3) (0.8) 0.2	$ - - -		$ 2.6 1.8 0.7	(1) (1) (1)	$ 5.1 2.5 2.0
Allowance for sales returns
For the year ended December 31:
2005 2006 2007	5.8 6.4 6.8	28.4 28.9 27.4	0.2 (0.5) 0.3	(3) (3) (3)	28.0 28.0 26.7	(2) (2) (2)	6.4 6.8 7.8
Allowance for sales discounts
For the year ended December 31:
2005 2006 2007	16.1 14.6 11.3	114.4 107.6 90.0	- - -		115.9 110.9 92.0	(2) (2) (2)	14.6 11.3 9.3
Allowance for co-op advertising
For the year ended December 31:
2005 2006 2007	12.2 10.8 10.0	34.8 23.2 25.7	- (0.2) 0.1	(3) (3)	36.2 23.8 26.4	(2) (2) (2)	10.8 10.0 9.4
Deferred tax valuation allowance
For the year ended December 31:
2005 2006 2007	8.5 9.2 112.4	0.7 112.4 1.2	- - -		- 9.2 108.4	(4) (4)	9.2 112.4 5.2
_________________________
(1)	Doubtful accounts written off against accounts receivable.
(2)	Deductions taken by customers written off against accounts receivable.
(3)	Represents effects of foreign currency translation.
(4)	Deferred tax asset written off against the deferred tax valuation allowance.