Form 10-Q
period 2008-04-05
JONES APPAREL GROUP INC
filed 2008-05-02
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2008

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock $.01 par value	Outstanding at May 1, 2008 86,592,104

JONES APPAREL GROUP, INC.

DEFINITIONS

        As used in this Report, unless the context requires otherwise, "our," "us" and "we" means Jones Apparel Group, Inc. and consolidated subsidiaries, "Barneys" means Barneys New York, Inc., " Polo" means Polo Ralph Lauren Corporation, "FASB" means the Financial Accounting Standards Board, "SFAS" means Statement of Financial Accounting Standards and "SEC" means the United States Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in millions except per share data)

	April 5, 2008	April 7, 2007	December 31, 2007
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 199.6	$ 40.0	$ 302.8
Accounts receivable	491.7	527.0	337.0
Inventories	464.6	536.8	523.9
Assets held for sale	-	627.5	-
Prepaid income taxes	6.7	-	30.6
Deferred taxes	30.4	55.1	33.9
Prepaid expenses and other current assets	51.3	68.6	65.9

TOTAL CURRENT ASSETS	1,244.3	1,855.0	1,294.1
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $465.0, $421.1 and $439.7	314.6	272.7	312.1
GOODWILL	973.9	1,051.9	973.9
OTHER INTANGIBLES, at cost, less accumulated amortization	617.4	707.8	618.0
OTHER ASSETS	38.2	52.8	38.5

	$ 3,188.4	$ 3,940.2	$ 3,236.6

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$ -	$ 303.0	$ -
Current portion of capital lease obligations	4.6	3.4	4.8
Accounts payable	178.3	184.8	223.6
Liabilities related to assets held for sale	-	160.5	-
Income taxes payable	21.1	34.4	20.4
Accrued employee compensation and benefits	25.3	29.6	40.1
Accrued restructuring and severance payments	21.0	13.1	23.0
Accrued expenses and other current liabilities	86.4	87.2	83.7

TOTAL CURRENT LIABILITIES	336.7	816.0	395.6

NONCURRENT LIABILITIES:
Long-term debt	749.4	749.3	749.4
Obligations under capital leases	27.4	28.9	28.3
Deferred taxes	4.0	12.5	-
Other	62.3	76.0	66.5

TOTAL NONCURRENT LIABILITIES	843.1	866.7	844.2

TOTAL LIABILITIES	1,179.8	1,682.7	1,239.8

COMMITMENTS AND CONTINGENCIES	-	-	-
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-	-	-
Common stock, $.01 par value - shares authorized 200.0; issued 154.9, 154.0 and 153.6	1.5	1.5	1.5
Additional paid-in capital	1,345.3	1,333.1	1,339.7
Retained earnings	2,488.3	2,259.0	2,480.8
Accumulated other comprehensive income (loss)	0.8	(5.7)	2.1
Treasury stock, 68.3, 45.3 and 68.3 shares, at cost	(1,827.3)	(1,330.4)	(1,827.3)

TOTAL STOCKHOLDERS' EQUITY	2,008.6	2,257.5	1,996.8

	$ 3,188.4	$ 3,940.2	$ 3,236.6

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Operations (Unaudited)
(All amounts in millions except per share data)

	Fiscal Quarter Ended
	April 5, 2008	April 7, 2007

Net sales	$ 963.4	$ 1,064.5
Licensing income	11.5	12.2
Service and other revenue	0.5	1.8

Total revenues	975.4	1,078.5
Cost of goods sold	654.7	713.4

Gross profit	320.7	365.1
Selling, general and administrative expenses	280.8	281.8

Operating income	39.9	83.3
Interest income	2.5	0.3
Interest expense and financing costs	12.2	14.6
Gain on sale of interest in Australian joint venture	0.3	-
Equity in earnings of unconsolidated affiliates	-	0.6

Income from continuing operations before provision for income taxes	30.5	69.6
Provision for income taxes	11.0	25.2

Income from continuing operations	19.5	44.4
Income from discontinued operations, net of tax	-	3.4

Net income	$ 19.5	$ 47.8

Earnings per share
Basic
Income from continuing operations	$0.23	$0.42
Income from discontinued operations	-	0.03

Basic earnings per share	$0.23	$0.45

Diluted
Income from continuing operations	$0.23	$0.41
Income from discontinued operations	-	0.03

Diluted earnings per share	$0.23	$0.44

Weighted average common shares and share equivalents outstanding
Basic	84.6	106.8
Diluted	85.4	109.1
Dividends declared per share	$0.14	$0.14

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)
(All amounts in millions except per share data)

	Number of common shares outstanding	Total stock- holders' equity	Common stock	Additional paid-in capital	Retained earnings	Accumu- lated other compre- hensive income (loss)	Treasury stock
Balance, January 1, 2007	107.9	$ 2,211.6	$ 1.5	$ 1,320.0	$ 2,226.4	$ (5.9)	$ (1,330.4)
Fiscal quarter ended April 7, 2007:
Comprehensive income:
Net income	-	47.8	-	-	47.8	-	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.3 tax	-	(0.3)	-	-	-	(0.3)	-
Foreign currency translation adjustments	-	0.5	-	-	-	0.5	-

Total comprehensive income		48.0

Issuance of restricted stock to employees, net of forfeitures	0.6	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	6.6	-	6.6	-	-	-
Exercise of employee stock options	0.2	5.9	-	5.9	-	-	-
Excess tax benefits from share-based payment arrangements	-	0.6	-	0.6	-	-	-
Dividends on common stock ($0.14 per share)	-	(15.2)	-	-	(15.2)	-	-

Balance, April 7, 2007	108.7	$ 2,257.5	$ 1.5	$ 1,333.1	$ 2,259.0	$ (5.7)	$ (1,330.4)

Balance, January 1, 2008	85.3	$ 1,996.8	$ 1.5	$ 1,339.7	$ 2,480.8	$ 2.1	$ (1,827.3)
Fiscal quarter ended April 5, 2008
Comprehensive income:
Net income	-	19.5	-	-	19.5	-	-
Change in fair value of cash flow hedges, net of $0.2 tax	-	0.4	-	-	-	0.4	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.3 tax benefit	-	0.3	-	-	-	0.3	-
Foreign currency translation adjustments	-	(2.0)	-	-	-	(2.0)	-

Total comprehensive income		18.2

Issuance of restricted stock to employees, net of forfeitures	1.3	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	6.9	-	6.9	-	-	-
Excess tax benefits from share-based payment arrangements	-	(1.3)	-	(1.3)	-	-	-
Dividends on common stock ($0.14 per share)	-	(12.0)	-	-	(12.0)	-	-

Balance, April 5, 2008	86.6	$ 2,008.6	$ 1.5	$ 1,345.3	$ 2,488.3	$ 0.8	$ (1,827.3)

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(All amounts in millions)

	Fiscal Quarter Ended
	April 5, 2008	April 7, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 19.5	$ 47.8
Less: Income from discontinued operations	-	(3.4)

Income from continuing operations	19.5	44.4

Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Amortization of restricted stock and stock options	6.9	5.4
Depreciation and other amortization	21.8	18.7
Gain on sale of interest in Australian joint venture	(0.3)	-
Equity in earnings of unconsolidated affiliates	-	(0.6)
Provision for losses on accounts receivable	0.3	-
Deferred taxes	8.6	4.0
Other items, net	(0.6)	0.3
Changes in operating assets and liabilities:
Accounts receivable	(155.3)	(169.0)
Inventories	59.3	(5.8)
Prepaid expenses and other current assets	14.1	(1.7)
Other assets	(1.1)	-
Accounts payable	(45.0)	(93.2)
Income taxes payable/prepaid income taxes	24.2	23.1
Accrued expenses and other current liabilities	(13.2)	(6.3)
Other liabilities	(4.2)	2.4

Total adjustments	(84.5)	(222.7)

Net cash used in operating activities of continuing operations	(65.0)	(178.3)
Net cash used in operating activities of discontinued operations	-	(6.0)

Net cash used in operating activities	(65.0)	(184.3)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(22.5)	(18.2)
Proceeds from sale of interest in Australian joint venture	0.3	-
Proceeds from sales of property, plant and equipment	-	0.1

Net cash used in investing activities of continuing operations	(22.2)	(18.1)
Net cash used in investing activities of discontinued operations	-	(11.9)

Net cash used in investing activities	(22.2)	(30.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under credit facilities	-	203.0
Dividends paid	(12.0)	(15.2)
Principal payments on capital leases	(1.2)	(0.9)
Net cash advances to discontinued operations	-	(21.5)
Proceeds from exercise of employee stock options	-	5.9
Excess tax benefits from share-based payment arrangements	(1.3)	0.6

Net cash (used in) provided by financing activities of continuing operations	(14.5)	171.9
Net cash provided by financing activities of discontinued operations	-	17.8

Net cash (used in) provided by financing activities	(14.5)	189.7

EFFECT OF EXCHANGE RATES ON CASH	(1.5)	0.2

NET DECREASE IN CASH AND CASH EQUIVALENTS	(103.2)	(24.4)
CASH AND CASH EQUIVALENTS, BEGINNING, including $7.2 reported under assets held for sale in 2007	302.8	71.5

CASH AND CASH EQUIVALENTS, ENDING, including $7.1 reported under assets held for sale in 2007	$ 199.6	$ 47.1

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

        In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the assets and liabilities relating to Barneys have been reclassified as held for sale in the Consolidated Balance Sheet for April 7, 2007 and the results of operations of Barneys for the fiscal quarter ended April 7, 2007 have been reported as discontinued operations. We classify as discontinued operations for all periods presented any component of our business that we believe is probable of being sold or has been sold that has operations and cash flows that are clearly distinguishable operationally and for financial reporting purposes. For those components, we have no significant continuing involvement after disposal and their operations and cash flows are eliminated from our ongoing operations.

        In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to conform prior year data with the current presentation. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 2008.

ACCOUNTS RECEIVABLE

        Accounts receivable consist of the following:

(In millions)	April 5, 2008	April 7, 2007	December 31, 2007
Trade accounts receivable	$ 531.5	$ 566.9	$ 365.5
Allowances for doubtful accounts, returns, discounts and co-op advertising	(39.8)	(39.9)	(28.5)

	$ 491.7	$ 527.0	$ 337.0

INVENTORIES

        Inventories are summarized as follows:

(In millions)	April 5, 2008	April 7, 2007	December 31, 2007
Raw materials	$ 0.2	$ 8.5	$ 0.3
Work in process	0.5	10.0	1.5
Finished goods	463.9	518.3	522.1

	$ 464.6	$ 536.8	$ 523.9

EARNINGS PER SHARE

        The computation of basic and diluted earnings per share is as follows:

	Fiscal Quarter Ended
(In millions except per share amounts)	April 5, 2008	April 7, 2007

Income from continuing operations	$ 19.5	$ 44.4
Income from discontinued operations	-	3.4

Net income	$ 19.5	$ 47.8

Weighted average common shares outstanding - basic	84.6	106.8
Effect of dilutive employee stock options and restricted stock	0.8	2.3

Weighted average common shares and share equivalents outstanding - diluted	85.4	109.1

Earnings per share - basic
Income from continuing operations	$0.23	$0.42
Income from discontinued operations	-	0.03

Basic earnings per share	$0.23	$0.45

Earnings per share - diluted
Income from continuing operations	$0.23	$0.41
Income from discontinued operations	-	0.03

Diluted earnings per share	$ 0.23	$ 0.44

DISCONTINUED OPERATIONS

        On September 6, 2007, we completed the sale of Barneys to an affiliate of Istithmar PJSC. In accordance with the provisions of SFAS No. 144, the results of operations of Barneys for the fiscal quarter ended April 7, 2007 have been reported as discontinued operations and the assets and liabilities relating to Barneys have been reclassified as held for sale in the Consolidated Balance Sheet at April 7, 2007. Operating results of Barneys for the fiscal quarter ended April 7, 2007, which were formerly included in our retail segment, are summarized as follows (amounts in millions):

Total revenues	$ 169.7

Income from operations of Barneys before provision for income taxes	$ 7.3
Provision for income taxes	3.9

Income from discontinued operations	$ 3.4

        We have allocated $2.0 million of interest expense to discontinued operations for the fiscal quarter ended April 7, 2007 based on the weighted-average monthly borrowing rate under our senior credit facilities applied to the average net monthly balance of funds that had been advanced to Barneys.

NET ASSETS HELD FOR SALE

        The assets and liabilities relating to Barneys have been reclassified as held for sale in the Consolidated Balance Sheet for April 7, 2007. Assets held for sale unrelated to the sale of Barneys include property, plant and equipment at our Bristol, Pennsylvania distribution facility and our Mexican production facilities, all of which have been closed.

        The assets and liabilities relating to these businesses consist of:

(In millions)	Barneys	Other	Total
Inventories	$ 123.6	$ -	$ 123.6
Other current assets	74.5	-	74.5
Property, plant and equipment	113.3	5.7	119.0
Goodwill	247.4	-	247.4
Other intangibles	62.8	-	62.8
Other assets	0.2	-	0.2

Assets held for sale	$ 621.8	$ 5.7	$ 627.5

Current liabilities	$ 76.7	-	$ 76.7
Long-term portion of deferred taxes	25.3	-	25.3
Other long-term liabilities	58.5	-	58.5

Liabilities related to assets held for sale	$ 160.5	$ -	$ 160.5

ACCRUED RESTRUCTURING COSTS

        On September 12, 2006, we announced the closing of certain El Paso, Texas and Mexican operations related to the decision by Polo to discontinue the Polo Jeans Company product line (the "manufacturing restructuring"), which we produced for Polo subsequent to the sale of the Polo Jeans Company business to Polo in February 2006. In connection with the El Paso closing, we incurred $4.3 million of one-time termination benefits and associated employee costs for 134 employees and $0.7 million of other costs. Of this amount, $2.6 million has been reported as a selling, general and administrative expense and $2.4 million was reported as a cost of sales in the wholesale jeanswear segment, of which $0.5 million was recorded in each category during the fiscal quarter ended April 7, 2007. In connection with the Mexican closing, we expect to incur $3.0 million of one-time termination benefits and associated employee costs for 1,729 employees and $0.7 million of other costs. Of this amount, $3.2 million has been reported as cost of sales (of which $0.2 million was recorded during the fiscal quarter ended April 7, 2007) and $0.3 million has been reported as a selling, general and administrative expense in the wholesale jeanswear segment. The remaining $0.2 million will be recorded as cost of sales in the wholesale jeanswear segment during 2008. In addition, we determined the estimated fair value of the property, plant and equipment employed in Mexico was less than its carrying value. As a result, we recorded an impairment loss of $8.6 million, which was reported as cost of sales in the wholesale jeanswear segment in 2006. The closings were substantially completed by the end of March 2007.

        In connection with the exit and reorganization of certain moderate apparel product lines, we decided to close certain New York offices, and on October 9, 2007, we announced the closing of warehouse facilities in Goose Creek, South Carolina. We recorded $8.0 million of one-time termination benefits and associated employee costs for approximately 440 employees. Of this amount, $7.6 million and $0.4 million have been reported as a selling, general and administrative expense in the wholesale jeanswear and wholesale better apparel segments, respectively, of which $0.1 million was recorded as a selling, general and administrative expense in the wholesale jeanswear segment in the fiscal quarter ended April 5, 2008. These closings were substantially complete by the end of February 2008.

        On October 17, 2007, we announced the closing of warehouse facilities in Edison, New Jersey. We expect to incur $3.7 million of one-time termination benefits and associated employee costs for approximately 160 employees. Of this amount, $3.3 million has been reported as a selling, general and administrative expense in the wholesale jeanswear segment, of which $0.6 million was recorded as a selling, general and administrative expense in the wholesale jeanswear segment in the fiscal quarter ended April 5, 2008. The remaining $0.4 million will be accrued on a straight-line basis over the remaining period each employee is required to render service to receive the benefit. The closing will be substantially complete by the end of June 2008.

        The accruals of restructuring costs and liabilities, of which $3.7 million and $6.9 million are included in accrued restructuring and severance payments and $1.2 million and $1.0 million are included in other noncurrent liabilities at April 7, 2007 and April 5, 2008, respectively, are as follows:

(In millions)	Severance and other employee costs	Closing of retail stores and consolidation of facilities	Manufacturing restructuring	Total
Balance, January 1, 2007	$ 1.4	$ 1.6	$ 3.4	$ 6.4
Net (reversals) additions	(0.1)	-	1.2	1.1
Payments and reductions	(1.2)	(0.1)	(1.3)	(2.6)

Balance, April 7, 2007	$ 0.1	$ 1.5	$ 3.3	$ 4.9

Balance, January 1, 2008	$ 8.7	$ 1.1	$ 1.2	$ 11.0
Net additions	0.7	-	-	0.7
Payments and reductions	(3.6)	(0.1)	(0.1)	(3.8)

Balance, April 5, 2008	$ 5.8	$ 1.0	$ 1.1	$ 7.9

        Estimated severance payments and other employee costs of $5.8 million accrued at April 5, 2008 relate to the remaining estimated severance for 213 employees at locations closed or to be closed. Employee groups affected (totaling approximately 770 employees) include administrative, warehouse and management personnel. During the fiscal quarters ended April 5, 2008 and April 7, 2007, $3.6 million and $1.2 million, respectively, of the reserve was utilized (relating to partial or full severance and related costs for 337 and 472 employees, respectively).

        The $0.7 million addition during the fiscal quarter ended April 5, 2008 is related to the exit and reorganization of certain moderate apparel product lines, which is reported as a selling, general and administrative expense in the wholesale jeanswear segment. During the fiscal quarter ended April 7, 2007, we reversed $0.1 million of the severance accrual related to prior Stein Mart shoe department closings as a reduction of selling, general and administrative expenses in the retail segment.

        The $1.0 million accrued at April 5, 2008 for the consolidation of facilities relates to expected costs to be incurred, including lease obligations, for closing certain acquired facilities in connection with consolidating their operations into our other existing facilities.

        The details of the manufacturing restructuring accruals are as follows:

(In millions)	One-time termination benefits	Other associated costs	Total manufacturing restructuring
Balance, January 1, 2007	$ 2.8	$ 0.6	$ 3.4
Additions	1.0	0.2	1.2
Payments and reductions	(1.0)	(0.3)	(1.3)

Balance, April 7, 2007	$ 2.8	$ 0.5	$ 3.3

Balance, January 1, 2008	$ 0.3	$ 0.9	$ 1.2
Payments and reductions	-	(0.1)	(0.1)

Balance, April 5, 2008	$ 0.3	$ 0.8	$ 1.1

        The $1.1 million accrued at April 5, 2008 represents $0.3 million of one-time termination benefits for three employees and $0.8 million of legal fees and related costs. During the fiscal quarter ended April 7, 2007, $1.0 million of the termination benefits reserve was utilized (relating to partial or full severance for 86 employees).

        Our plans have not been finalized in all areas, and additional restructuring costs may result as we continue to evaluate and assess the impact of duplicate responsibilities, warehouses and office locations. We do not expect any final adjustments to be material. Any additional costs will be charged to operations in the period in which they occur.

FAIR VALUES

        We adopted SFAS No. 157, "Fair Value Measurements," on January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework, creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements, and details the disclosures that are required for items measured at fair value. Under SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities,"entities are permitted to choose to measure many financial instruments and certain other items at fair value. We did not elect the fair value measurement option under SFAS No. 159 for any of our financial assets or liabilities.

        We have several financial instruments that must be measured under the new fair value standard, including derivatives and the assets and liabilities of the Jones Apparel Group, Inc. Deferred Compensation Plan (the "Rabbi Trust"). We currently do not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis. Our financial assets and liabilities are to be measured using inputs from the three levels of the fair value hierarchy, which are as follows:

  Level 1 - inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date;

  Level 2 - inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs); and

  Level 3 - unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing assets or liabilities based on the best information available.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis at April 5, 2008.

(In millions) Description	Classification	Value at April 5, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Rabbi Trust assets	Other current assets	$ 8.9	$ 8.9	$ -	$ -

Total assets		$ 8.9	$ 8.9	$ -	$ -

Rabbi Trust liabilities	Accrued employee compensation and benefits	$ 8.9	$ 8.9	$ -	$ -
Derivatives	Other current liabilities	0.6	-	0.6	-

Total liabilities		$ 9.5	$ 8.9	$ 0.6	$ -

STATEMENT OF CASH FLOWS

Fiscal Quarter Ended: (In millions)	April 5, 2008	April 7, 2007
Supplemental disclosures of cash flow information for continuing operations:
Cash paid (received) during the period for:
Interest	$ 1.7	$ 3.4
Net income tax refunds	(21.9)	(3.7)

Supplemental disclosures of non-cash investing and financing activities for continuing operations:
Property acquired through capital lease financing	-	0.1
Restricted stock issued to employees	20.2	16.6

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

        We also had a 50% ownership interest in a joint venture with Sutton Development Pty. Ltd. ("Sutton") to operate retail locations in Australia, which operated under the name Nine West Australia Pty Ltd. We sold our interest in this joint venture to Sutton on December 3, 2007 for $20.7 million, which resulted in an initial pre-tax gain of $8.2 million. The sales price was subject to certain working capital adjustments, which resulted in additional sales proceeds and pre-tax gain of $0.3 million in the fiscal quarter ended April 5, 2008.

        The results of our joint ventures were reported under the equity method of accounting.

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

        We are exposed to market risk related to changes in foreign currency exchange rates. We have assets and liabilities denominated in certain foreign currencies and our Canadian subsidiary purchases a portion of its inventory from suppliers who require payment in U.S. Dollars. To minimize our exposure to changes in exchange rates between the Canadian Dollar and the U.S. Dollar, we hedge a portion of our forecasted Canadian U.S. Dollar-denominated inventory purchases. Changes in fair values of these currency hedges, which we designate as cash flow hedges, are deferred and recorded as a component of accumulated other comprehensive income until the associated hedged transactions impact the statement of operations, at which time the deferred gains and losses are reclassified to cost of sales. At April 5, 2008, we had outstanding foreign exchange contracts to exchange

Canadian Dollars for a notional total of US $17.9 million through December 2008. The $0.6 million fair value of these contracts is recorded as a current liability at April 5, 2008.

        We reclassified $0.6 million of pre-tax losses and $0.6 million of pre-tax gains from foreign currency exchange contracts to cost of sales during the fiscal quarters ended April 5, 2008 and April 7, 2007, respectively. There has been no material ineffectiveness related to our foreign currency exchange contracts as the instruments are designed to be highly effective in offsetting losses and gains on transactions being hedged. If foreign currency exchange rates do not change from their April 5, 2008 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months also will not be material. The actual amounts that will be reclassified to earnings over the next 12 months could vary, however, as a result of changes in market conditions.

PENSION PLANS

Components of Net Periodic Benefit Cost

	Fiscal Quarter Ended
(In millions)	April 5, 2008	April 7, 2007
Interest cost	$ 0.7	$ 0.6
Expected return on plan assets	(0.7)	(0.5)
Amortization of net loss	0.2	0.4

Net periodic benefit cost	$ 0.2	$ 0.5

Employer Contributions

        During the fiscal quarter ended April 5, 2008, we did not make any contributions to our defined benefit pension plans. We anticipate contributing $2.3 million during 2008.

COMMON STOCK

        The Board of Directors has authorized several programs to repurchase our common stock from time to time in open market transactions. We repurchased no common stock during the first fiscal quarters of 2007 and 2008. As of April 5, 2008, $303.1 million of Board authorized repurchases was still available. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition.

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

        Our Board of Directors has authorized our common stock repurchases as a tax-effective means to enhance shareholder value and distribute cash to shareholders and, to a lesser extent, to offset the impact of dilution resulting from the issuance of employee stock options and shares of restricted stock. In authorizing future share repurchase programs, our Board of Directors gives careful consideration to the most appropriate uses for our cash.

In doing so, they also evaluate internal growth opportunities in connection with our projected cash flows and our existing capital resources.

SEGMENT INFORMATION

        We identify operating segments based on, among other things, differences in products sold and the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operations are comprised of four reportable segments: wholesale better apparel, wholesale jeanswear, wholesale footwear and accessories, and retail. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores, the retail segment includes operations by our own stores, and income and expenses related to trademarks, licenses and general corporate functions are reported under "licensing, other and eliminations." We define segment profit as operating income before net interest expense, goodwill impairment charges, equity in earnings of unconsolidated affiliates and income taxes. Summarized below are our revenues and income by reportable segment for the fiscal quarters ended April 5, 2008 and April 7, 2007.  As a result of our exiting certain moderate product lines during 2007, we have renamed our wholesale moderate apparel segment as our wholesale jeanswear segment to better reflect the products we produce in that segment (which include jeanswear labels such as Gloria Vanderbilt, l.e.i., GLO, Bandolino Bleu, Jeanstar and Grane as well as the Energie, Erika and Pappagallo product lines).

(In millions)	Wholesale Better Apparel	Wholesale Jeanswear	Wholesale Footwear & Accessories	Retail	Licensing, Other & Eliminations	Consolidated
For the fiscal quarter ended April 5, 2008
Revenues from external customers	$ 331.5	$ 220.6	$ 252.5	$ 158.9	$ 11.9	$ 975.4
Intersegment revenues	39.8	1.1	20.4	-	(61.3)	-

Total revenues	371.3	221.7	272.9	158.9	(49.4)	975.4

Segment income (loss)	$ 59.3	$ 4.4	$ 22.6	$ (24.8)	$ (21.6)	39.9

Net interest expense						(9.7)
Gain on sale of interest in Australian joint venture						0.3

Income from continuing operations before provision for income taxes						$ 30.5

For the fiscal quarter ended April 7, 2007
Revenues from external customers	$ 339.9	$ 305.0	$ 249.2	$ 171.9	$ 12.5	$ 1,078.5
Intersegment revenues	43.1	3.0	17.1	-	(63.2)	-

Total revenues	383.0	308.0	266.3	171.9	(50.7)	1,078.5

Segment income (loss)	$ 61.6	$ 24.1	$ 33.1	$ (18.5)	$ (17.0)	83.3

Net interest expense						(14.3)
Equity in earnings of unconsolidated affiliates						0.6

Income from continuing operations before provision for income taxes						$ 69.6

NEW ACCOUNTING STANDARDS

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133," which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

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

Condensed Consolidating Balance Sheets
(In millions)

	April 5, 2008				December 31, 2007
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 165.7	$ 33.9	$ -	$ 199.6	$ 264.0	$ 38.8	$ -	$ 302.8
Accounts receivable	334.0	157.7	-	491.7	205.3	131.7	-	337.0
Inventories	334.8	129.9	(0.1)	464.6	358.5	165.7	(0.3)	523.9
Prepaid income taxes	0.5	5.2	1.0	6.7	1.4	5.2	24.0	30.6
Deferred taxes	13.6	16.8	-	30.4	13.6	19.4	0.9	33.9
Prepaid expenses and other current assets	34.3	17.0	-	51.3	39.7	26.2	-	65.9

TOTAL CURRENT ASSETS	882.9	360.5	0.9	1,244.3	882.5	387.0	24.6	1,294.1

Property, plant and equipment - net	143.4	171.2	-	314.6	161.2	150.9	-	312.1
Due from affiliates	-	1,005.6	(1,005.6)	-	-	971.7	(971.7)	-
Goodwill	972.8	67.6	(66.5)	973.9	972.8	67.6	(66.5)	973.9
Other intangibles - net	0.2	617.2	-	617.4	0.3	617.7	-	618.0
Deferred taxes	20.3	-	(20.3)	-	20.4	-	(19.1)	1.3
Investments in subsidiaries	1,771.8	-	(1,771.8)	-	1,746.8	-	(1,746.8)	-
Other assets	26.8	11.4	-	38.2	26.2	11.0	-	37.2

	$ 3,818.2	$ 2,233.5	$ (2,863.3)	$ 3,188.4	$ 3,810.2	$ 2,205.9	$ (2,779.5)	$ 3,236.6

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease obligations	$ 0.7	$ 3.9	$ -	$ 4.6	$ 0.6	$ 4.2	-	$ 4.8
Accounts payable	133.9	44.4	-	178.3	175.0	48.6	-	223.6
Income taxes payable	35.2	10.6	(24.7)	21.1	19.7	1.0	(0.3)	20.4
Accrued expenses and other current liabilities	89.0	43.7	-	132.7	96.6	50.2	-	146.8

TOTAL CURRENT LIABILITIES	258.8	102.6	(24.7)	336.7	291.9	104.0	(0.3)	395.6

NONCURRENT LIABILITIES:
Long-term debt	749.4	-	-	749.4	749.4	-	-	749.4
Obligations under capital leases	4.1	23.3	-	27.4	4.3	24.0	-	28.3
Deferred taxes	-	11.8	(7.8)	4.0	-	5.8	(5.8)	-
Due to affiliates	1,005.6	-	(1,005.6)	-	971.7	-	(971.7)	-
Other	47.0	15.3	-	62.3	50.8	15.7	-	66.5

TOTAL NONCURRENT LIABILITIES	1,806.1	50.4	(1,013.4)	843.1	1,776.2	45.5	(977.5)	844.2

TOTAL LIABILITIES	2,064.9	153.0	(1,038.1)	1,179.8	2,068.1	149.5	(977.8)	1,239.8

STOCKHOLDERS' EQUITY:
Common stock and additional paid-in capital	1,346.8	1,708.5	(1,708.5)	1,346.8	1,341.2	1,707.8	(1,707.8)	1,341.2
Retained earnings	2,233.0	364.8	(109.5)	2,488.3	2,226.1	339.7	(85.0)	2,480.8
Accumulated other comprehensive income	0.8	7.2	(7.2)	0.8	2.1	8.9	(8.9)	2.1
Treasury stock	(1,827.3)	-	-	(1,827.3)	(1,827.3)	-	-	(1,827.3)

TOTAL STOCKHOLDERS' EQUITY	1,753.3	2,080.5	(1,825.2)	2,008.6	1,742.1	2,056.4	(1,801.7)	1,996.8

	$ 3,818.2	$ 2,233.5	$ (2,863.3)	$ 3,188.4	$ 3,810.2	$ 2,205.9	$ (2,779.5)	$ 3,236.6

Condensed Consolidating Statements of Operations
(In millions)

	Fiscal Quarter Ended April 5, 2008				Fiscal Quarter Ended April 7, 2007
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
Net sales	$ 712.1	$ 255.8	$ (4.5)	$ 963.4	$ 723.5	$ 345.5	$ (4.5)	$ 1,064.5
Licensing income	-	11.5	-	11.5	-	12.2	-	12.2
Service and other revenue	0.2	0.3	-	0.5	0.2	1.6	-	1.8

Total revenues	712.3	267.6	(4.5)	975.4	723.7	359.3	(4.5)	1,078.5
Cost of goods sold	472.0	188.2	(5.5)	654.7	467.3	250.6	(4.5)	713.4

Gross profit	240.3	79.4	1.0	320.7	256.4	108.7	-	365.1
Selling, general and administrative expenses	237.8	46.2	(3.2)	280.8	240.3	44.9	(3.4)	281.8

Operating income	2.5	33.2	4.2	39.9	16.1	63.8	3.4	83.3
Net interest (expense and financing costs) income	(13.1)	3.4	-	(9.7)	(19.5)	5.2	-	(14.3)
Gain on sale of interest in Australian joint venture	-	0.3	-	0.3	-	-	-	-
Equity in earnings of unconsolidated affiliates	-	-	-	-	0.1	0.9	(0.4)	0.6

(Loss) income from continuing operations before provision for income taxes and equity in earnings of subsidiaries	(10.6)	36.9	4.2	30.5	(3.3)	69.9	3.0	69.6
Provision for income taxes	0.8	11.9	(1.7)	11.0	3.1	23.5	(1.4)	25.2
Equity in earnings of subsidiaries	30.3	-	(30.3)	-	52.2	-	(52.2)	-

Income from continuing operations	18.9	25.0	(24.4)	19.5	45.8	46.4	(47.8)	44.4
Income from discontinued operations, net of tax	-	-	-	-	-	3.4	-	3.4

Net income	$ 18.9	$ 25.0	$ (24.4)	$ 19.5	$ 45.8	$ 49.8	$ (47.8)	$ 47.8

Condensed Consolidating Statements of Cash Flows
(In millions)

	Fiscal Quarter Ended April 5, 2008				Fiscal Quarter Ended April 7, 2007
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
Net cash (used in) provided by operating activities of continuing operations	$ (72.7)	$ 7.7	$ -	$ (65.0)	$ (183.4)	$ 5.1	$ -	$ (178.3)
Net cash used in operating activities of discontinued operations	-	-	-	-	-	(6.0)	-	(6.0)

Net cash (used in) provided by operating activities	(72.7)	7.7	-	(65.0)	(183.4)	(0.9)	-	(184.3)

Cash flows from investing activities:
Capital expenditures	(11.9)	(10.6)	-	(22.5)	(11.9)	(6.3)	-	(18.2)
Proceeds from sale of interest in Australian joint venture	-	0.3	-	0.3	-	-	-	-
Proceeds from sales of plant, property and equipment	-	-	-	-	-	0.1	-	0.1

Net cash used in investing activities of continuing operations	(11.9)	(10.3)	-	(22.2)	(11.9)	(6.2)	-	(18.1)
Net cash used in investing activities of discontinued operations	-	-	-	-	-	(11.9)	-	(11.9)

Net cash used in investing activities	(11.9)	(10.3)	-	(22.2)	(11.9)	(18.1)	-	(30.0)

Cash flows from financing activities:
Net borrowings under credit facilities	-	-	-	-	203.0	-	-	203.0
Proceeds from exercise of employee stock options	-	-	-	-	5.9	-	-	5.9
Dividends paid	(12.0)	-	-	(12.0)	(15.2)	-	-	(15.2)
Net cash advances to discontinued operations	-	-	-	-	(21.5)	-	-	(21.5)
Principal payments on capital leases	(0.2)	(1.0)	-	(1.2)	(0.3)	(0.6)	-	(0.9)
Excess tax benefits from share-based payment arrangements	(1.3)	-	-	(1.3)	0.6	-	-	0.6

Net cash (used in) provided by financing activities of continuing operations	(13.5)	(1.0)	-	(14.5)	172.5	(0.6)	-	171.9
Net cash provided by financing activities of discontinued operations	-	-	-	-	-	17.8	-	17.8

Net cash (used in) provided by financing activities	(13.5)	(1.0)	-	(14.5)	172.5	17.2	-	189.7

Effect of exchange rates on cash	(0.2)	(1.3)	-	(1.5)	-	0.2	-	0.2

Net decrease in cash and cash equivalents	(98.3)	(4.9)	-	(103.2)	(22.8)	(1.6)	-	(24.4)
Cash and cash equivalents, beginning, including cash reported under assets held for sale in 2007	264.0	38.8	-	302.8	35.0	36.5	-	71.5

Cash and cash equivalents, ending, including cash reported under assets held for sale in 2007	$ 165.7	$ 33.9	$ -	$ 199.6	$ 12.2	$ 34.9	$ -	$ 47.1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion provides information and analysis of our results of operations for the 14 week periods ended April 5, 2008 (hereinafter referred to as the "first fiscal quarter of 2008") and April 7, 2007 (hereinafter referred to as the "first fiscal quarter of 2007"), and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

Business Overview

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

Strategic Decisions Regarding Certain Moderate Apparel Brands

        Our continued strategic operational reviews and efforts to improve profitability and the continued trend of our moderate and jeanswear customers towards differentiated product offerings led us to make the strategic decision to exit some of our moderate apparel product lines during 2007. As a result of this exit, we have renamed our wholesale moderate apparel segment as our wholesale jeanswear segment to better reflect the products we produce in that segment. We believe that exiting these product lines will strengthen our future operating results and allow us to focus primarily on growth opportunities in our remaining wholesale product lines, which have strong fundamentals and operate at substantially higher margins. This decision will not impact in any way our denim and junior division labels such as Gloria Vanderbilt, l.e.i., Energie, GLO, Jeanstar, Grane and others, which are also reported in the wholesale jeanswear segment. The moderate product lines we exited have not been classified as discontinued operations as they do not meet the criteria for discontinued operations as set forth in SFAS No. 144.

        We also announced in February 2008 that Wal-Mart Stores Inc. will be the exclusive retailer of our l.e.i. brand for juniors, junior plus and girls in summer 2008 for the back-to-school shopping season at Wal-Mart stores nationwide.

Sale of Barneys

        On September 6, 2007, we completed the sale of Barneys to an affiliate of Istithmar PJSC. In accordance with the provisions of SFAS No. 144, the results of operations of Barneys for the fiscal quarter ended April 7, 2007 have been reported as discontinued operations and the assets and liabilities relating to Barneys have been reclassified as held for sale in the Consolidated Balance Sheet for April 7, 2007.

Critical Accounting Policies

        Several of our accounting policies involve significant or complex judgements and uncertainties and require us to make certain critical accounting estimates. We consider an accounting estimate to be critical if it requires us to make assumptions about matters that were highly uncertain at the time the estimate was made. The estimates with the greatest potential effect on our results of operations and financial position include the collectibility of accounts receivable, the recovery value of obsolete or overstocked inventory and the fair values of both our goodwill and intangible assets with indefinite lives. Estimates related to accounts receivable affect our wholesale better apparel, wholesale jeanswear, wholesale footwear and accessories and retail segments. Estimates related to inventory and goodwill affect our wholesale better apparel, wholesale jeanswear, wholesale footwear and accessories and retail segments. Estimates related to intangible assets with indefinite lives affect our licensing, other and eliminations segment.

        For accounts receivable, we estimate the net collectibility, considering both historical and anticipated trends of trade discounts and co-op advertising deductions given to our customers, allowances we provide to our retail customers to flow goods through the retail channels, and the possibility of non-collection due to the financial position of our customers. For inventory, we estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods to the recovery value expected to be realized through off-price channels. Historically, actual results in these areas have not been materially different than our estimates, and we do not anticipate that our estimates and assumptions are likely to materially change in the future. However, if we incorrectly anticipate trends or unexpected events occur, our results of operations could be materially affected.

        We test our goodwill and our trademarks for impairment on an annual basis (during our fourth fiscal quarter) and between annual tests if an event occurs or circumstances change that would reduce the fair value of an asset below its carrying value. These tests utilize discounted cash flow models to estimate fair values. These cash flow models involve several assumptions. Changes in our assumptions could materially impact our fair value estimates and material impairment losses could result where the estimated fair values of these assets become less than their carrying amounts. Assumptions critical to our fair value estimates are: (i) discount rates used to derive the present value factors used in determining the fair value of the reporting units and trademarks; (ii) royalty rates used in our trade mark valuations; (iii) projected average revenue growth rates used in the reporting unit and trademark models; and (iv) projected long-term growth rates used in the derivation of terminal values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances.

RESULTS OF OPERATIONS

Statements of Operations Stated in Dollars and as a Percentage of Total Revenues
(In millions)	Fiscal Quarter Ended
	April 5, 2008		April 7, 2007
Net sales	$ 963.4	98.8%	$ 1,064.5	98.7%
Licensing income	11.5	1.2%	12.2	1.1%
Service and other revenue	0.5	0.1%	1.8	0.2%

Total revenues	975.4	100.0%	1,078.5	100.0%
Cost of goods sold	654.7	67.1%	713.4	66.1%

Gross profit	320.7	32.9%	365.1	33.9%
Selling, general and administrative expenses	280.8	28.8%	281.8	26.1%

Operating income	39.9	4.1%	83.3	7.7%
Net interest expense and financing costs	9.7	1.0%	14.3	1.3%
Gain on sale of interest in Australian joint venture	0.3	0.0%	-	-
Equity in earnings of unconsolidated affiliates	-	-	0.6	0.1%

Income from continuing operations before provision for income taxes	30.5	3.1%	69.6	6.5%
Provision for income taxes	11.0	1.1%	25.2	2.3%

Income from continuing operations	19.5	2.0%	44.4	4.1%
Income from discontinued operations, net of tax	-	-	3.4	0.3%

Net income	$ 19.5	2.0%	$ 47.8	4.4%

Percentage totals may not add due to rounding.

Fiscal Quarter Ended April 5, 2008 Compared to Fiscal Quarter Ended April 7, 2007

        Revenues. Total revenues for the first fiscal quarter of 2008 were $0.98 billion compared to $1.08 billion for the first fiscal quarter of 2007, a decrease of 9.6%.

        Revenues by segment were as follows:

(In millions)	First Fiscal Quarter of 2008	First Fiscal Quarter of 2007	Increase/ (Decrease)	Percent Change
Wholesale better apparel	$ 331.5	$ 339.9	$(8.4)	(2.5%)
Wholesale jeanswear	220.6	305.0	(84.4)	(27.7%)
Wholesale footwear and accessories	252.5	249.2	3.3	1.3%
Retail	158.9	171.9	(13.0)	(7.6%)
Other	11.9	12.5	(0.6)	(4.8%)

Total revenues	$ 975.4	$ 1,078.5	$ (103.1)	(9.6%)

        Wholesale better apparel revenues decreased due to lower shipments of our Jones New York, Nine West, private-label suit and specialty market product lines due to decreased orders from our customers based on the performance of these brands at retail. These decreases were partially offset by increases in our Jones New York Signature product line from both increased customer orders based on the performance of these brands at retail and initial shipments of our new casual line of products.

        Wholesale jeanswear revenues decreased approximately $100 million due to lower shipments of our Erika, Nine & Co., Evan-Picone, Bandolino, Pappagallo and Rena Rowan moderate product lines, which were discontinued in 2007, as well as lower shipments of our Energie product line due to decreased orders from our customers based on the performance of the brand at retail. We also reduced shipping of our l.e.i. product line in order to reposition the brand as an exclusive with Wal-Mart Stores Inc. beginning with the back-to-school shopping season that begins in the summer of 2008. These reductions were offset by initial sales of the relaunched Erika and Pappagallo product lines during the current period.

        Wholesale footwear and accessories revenues increased primarily due to increased shipments of our Nine West and Nine & Co. handbag product lines due to increased orders from our customers based on the performance of these brands at retail, initial shipments of our AK Anne Klein handbag line and increased shipments in our international businesses due to continued expansion by our licensed partners. These increases were partially offset by decreased shipping of our Nine & Co. footwear products as a result of the discontinuance of the related moderate apparel line in 2007, as well as the timing of shipments of our AK Anne Klein and Nine West footwear products to certain customers.

        Retail revenues decreased primarily due to an 8.7% decline in comparable store sales ($13.4 million) (comparable stores are those that have been open for a full year, are not scheduled to close in the current period and are not scheduled for an expansion or downsize by more than 25% or relocation to a different street or mall), partially offset by $1.1 million in sales from new store openings. We began the first fiscal quarter of 2008 with 1,034 retail locations and had a net decrease of eight locations during the period to end the quarter with 1,026 locations.

        Revenues for the first fiscal quarter of 2007 include $1.6 million of service fees charged to Polo under a short-term transition service agreement entered into with Polo at the time of the sale of the Polo Jeans Company business. These revenues are based on contractual monthly and per-unit fees as set forth in the agreement. Of this amount, $1.1 million was recorded in the wholesale better apparel segment, $0.2 million was recorded in the wholesale jeanswear segment and $0.3 million was recorded in the licensing and other segment.

        Revenues for 2008 include $0.4 million in the licensing and other segment of service fees charged to Barneys under a short-term transition services agreement entered into with Barneys at the time of the sale. These revenues are based on contractual monthly fees as set forth in the agreement. The agreement is scheduled to end in May 2008.

        Gross Profit. The gross profit margin decreased to 32.9% in the first fiscal quarter of 2008 compared to 33.9% in the first fiscal quarter of 2007.

        Wholesale better apparel gross profit margins were 34.7% and 36.8% for the first fiscal quarters of 2008 and 2007, respectively. The decrease was due to higher levels of sales to off-price retailers and higher levels of markdowns to assist our customers with the overall challenging retail environment.

        Wholesale jeanswear gross profit margins were 21.4% and 23.7% for the first fiscal quarters of 2008 and 2007, respectively. Margins were negatively impacted in the current period by higher levels of markdowns and sales to off-price retailers to liquidate excess inventories (including product lines that have been discontinued), offset by lower levels of air shipments in the current period.

        Wholesale footwear and accessories gross profit margins were 27.3% and 29.3% for the first fiscal quarters of 2008 and 2007, respectively. The decrease was due to higher levels of markdowns to assist our customers with the overall challenging retail environment, higher levels of sales to off-price retailers to liquidate excess inventory and higher unit costs in our jewelry business due to the lower volume of units purchased in the current period.

        Retail gross profit margins were 48.8% and 47.3% for the first fiscal quarters of 2008 and 2007, respectively. The increase was primarily the result of lower levels of excess inventory liquidation in the current period (the prior period included the liquidation of inventory related to the closing of all our Stein Mart retail locations), partially offset by a higher level of promotional activity in our footwear and accessories stores.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses were $280.8 million in the first fiscal quarter of 2008 and $281.8 million for the first fiscal quarter of 2007, with no significant variances between periods.

        Operating Income. The resulting operating income from continuing operations for the first fiscal quarter of 2008 was $39.9 million compared to $83.3 million for the first fiscal quarter of 2007, due to the factors described above.

        Net Interest Expense. Net interest expense from continuing operations was $9.7 million in the first fiscal quarter of 2008 compared to $14.3 million in the first fiscal quarter of 2007. The decrease was primarily the result of lower average borrowings and higher interest income from higher cash balances during the first fiscal quarter of 2008.

        Provision for Income Taxes. The effective income tax rate on continuing operations was 36.0% for the first fiscal quarter of 2008 and 36.1% for the first fiscal quarter of 2007.

        Net Income and Earnings Per Share. Net income was $19.5 million in the first fiscal quarter of 2008 compared to $47.8 million in the first fiscal quarter of 2007. Diluted earnings per share for the first fiscal quarter of 2008 was $0.23 compared to $0.44 for the first fiscal quarter of 2007, on 21.7% fewer shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal capital requirements have been for working capital needs, capital expenditures, dividend payments, acquisition funding and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations and expansion. As of April 5, 2008, total cash and cash equivalents were $199.6 million, a decrease of $103.2 million from the $302.8 million reported as of December 31, 2007.

        Operating activities of continuing operations used $65.0 million and $178.3 million in the first fiscal quarters of 2008 and 2007, respectively. The difference was primarily due to changes in inventory and accounts payable levels. Inventory decreased in the current period compared with an increase in the prior period due to the liquidation of product lines that are being exited or scaled back as part of the moderate sportswear restructuring, a reduction in jeanswear replenishment inventories, the liquidation of existing l.e.i. inventory in order to reposition the brand as an exclusive to Wal-Mart, lower levels of in-transit inventory and the timing of certain inventory receipts. Accounts payable experienced a smaller decrease in the current period than the prior period due to the payment of payables in the prior period relating to the sale of our Polo Jeans Company business to Polo and lower levels of in-transit inventory in the current period.

        Investing activities of continuing operations used $22.2 million and$18.1 million in the first fiscal quarters of 2008 and 2007, respectively. The difference was primarily due to the levels of capital expenditures during each period.

        Financing activities of continuing operations used $14.5 million in the first fiscal quarter of 2008, primarily for the payment of dividends to our common shareholders.

        Financing activities of continuing operations provided $171.9 million in the first fiscal quarter of 2007, primarily from borrowings under our Senior Credit Facilities.

        We repurchased no common stock during the first fiscal quarters of 2007 and 2008. As of April 5, 2008, $303.1 million of Board authorized repurchases was still available. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition. During the term of the ASR program, which is scheduled to end no later than July 19, 2008, we must obtain the consent of Goldman to make any additional share repurchases. For further information see "Common Stock" in the Notes to Consolidated Financial Statements.

        Proceeds from the issuance of common stock to our employees exercising stock options amounted to $5.9 million in the first fiscal quarter of 2007.

        At April 5, 2008, we had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.75 billion under Senior Credit Facilities. These facilities, of which the entire amount is available for letters of credit or cash borrowings, provide for a $1.0 billion five-year revolving credit facility that expires in June 2009 and a $750.0 million five-year revolving credit facility that expires in June 2010. At April 5, 2008, $151.7 million was outstanding under the credit facility that expires in June 2009 (comprised solely of outstanding letters of credit) and no amounts were outstanding under the credit facility that expires in June 2010. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The Senior Credit Facilities are unsecured and require us to satisfy both a coverage ratio of earnings before interest, taxes, depreciation, amortization and rent to interest expense plus rents and a net worth maintenance covenant, as well as other restrictions, including (subject to exceptions) limitations on our ability to incur additional indebtedness, prepay subordinated indebtedness, make acquisitions, enter into mergers and pay dividends.

        At April 5, 2008, we also had uncommitted unsecured lines of credit available to Jones USA for up to $106.6 million of letters of credit, under which an aggregate of $27.7 million was outstanding. At April 5, 2008, we also had a C$10.0 million unsecured line of credit in Canada, under which C$0.2 million of letters of credit were outstanding.

        On April 30, 2008, we announced that the Board of Directors had declared a quarterly cash dividend of $0.14 per share to all common stockholders of record as of May 16, 2008 for payment on May 30, 2008.

        We believe that available cash and cash equivalents, funds generated by operations, proceeds from the issuance of notes, the Senior Credit Facilities and our other lines of credit will provide the financial resources sufficient to meet our foreseeable working capital, dividend, capital expenditure and stock repurchase requirements and fund our contractual obligations and our contingent liabilities and commitments.

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

        The primary interest rate exposures on floating rate financing arrangements are with respect to United States and Canadian short-term interest rates. We had approximately $1.86 billion in variable rate credit facilities available at April 5, 2008, under which no cash borrowings were outstanding at April 5, 2008.

        We are exposed to market risk related to changes in foreign currency exchange rates. We have assets and liabilities denominated in certain foreign currencies and our Canadian subsidiary purchases a portion of its inventory from suppliers who require payment in U.S. Dollars. To minimize our exposure to changes in exchange rates between the Canadian Dollar and the U.S. Dollar, we hedge a portion of our forecasted Canadian U.S. Dollar-denominated inventory purchases. We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged, up to the notional amount of such contracts. We are exposed to credit-related losses if the counterparty to a financial instrument fails to perform its obligation. However, we do not expect the counterparties, which presently have satisfactory credit ratings, to fail to meet their obligations.

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

        We have made changes to our internal controls and procedures over financial reporting to address the implementation of SAP, an enterprise resource planning ("ERP") system. SAP will integrate our operational and financial systems and expand the functionality of our financial reporting processes. We began the process of implementing SAP throughout Jones Apparel Group, Inc. and our consolidated subsidiaries during the fourth quarter of 2006. During the first fiscal quarter of 2008, we did not complete any further conversions in this process. We have adequately controlled the transition to the new processes and controls, with no negative impact to our internal control environment. We expect to continue the implementation of this system to all locations over a multi-year period. As the phased implementation occurs, we will experience changes in internal control over financial reporting each quarter. We expect this ERP system to further advance our control environment by automating manual processes, improving management visibility and standardizing processes as its full capabilities are utilized.

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

JONES APPAREL GROUP, INC.
(Registrant)

Date: May 2, 2008	By /s/ Wesley R. Card WESLEY R. CARD President and Chief Executive Officer By /s/ John T. McClain JOHN T. McCLAIN Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1*	Summary Sheet of Compensation of Non-Management Directors of Jones Apparel Group, Inc.+
31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32[o]	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________
+ Management contract or compensatory plan or arrangement.
* Filed herewith.
o Furnished herewith.