Form 10-Q
period 2008-07-05
JONES APPAREL GROUP INC
filed 2008-07-30
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 2008

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock $.01 par value	Outstanding at July 29, 2008 83,431,277

JONES APPAREL GROUP, INC.

DEFINITIONS

        As used in this Report, unless the context requires otherwise, "our," "us" and "we" means Jones Apparel Group, Inc. and consolidated subsidiaries, "Barneys" means Barneys New York, Inc., "Polo" means Polo Ralph Lauren Corporation, "GRI" means GRI Group Limited, "FASB" means the Financial Accounting Standards Board, "SFAS" means Statement of Financial Accounting Standards and "SEC" means the United States Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Jones Apparel Group, Inc.
Consolidated Balance Sheets (Unaudited)
(All amounts in millions, except per share data)

	July 5, 2008	July 7, 2007	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 322.2	$ 53.6	$ 302.8
Accounts receivable	382.6	374.5	337.0
Inventories	466.7	535.7	523.9
Assets held for sale	-	645.3	-
Prepaid income taxes	25.2	-	30.6
Deferred taxes	23.8	68.8	33.9
Prepaid expenses and other current assets	50.6	60.6	65.9

TOTAL CURRENT ASSETS	1,271.1	1,738.5	1,294.1
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $454.2, $418.9 and $439.7	305.4	283.3	312.1
GOODWILL	974.6	1,051.9	973.9
OTHER INTANGIBLES, at cost, less accumulated amortization	616.9	626.6	618.0
DEFERRED TAXES	-	14.5	-
OTHER ASSETS	58.0	52.9	38.5

	$ 3,226.0	$ 3,767.7	$ 3,236.6

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$ -	$ 184.1	$ -
Current portion of capital lease obligations	4.2	3.9	4.8
Accounts payable	215.3	219.1	223.6
Liabilities related to assets held for sale	-	165.9	-
Income taxes payable	13.8	5.9	20.4
Accrued employee compensation and benefits	30.9	36.2	40.2
Accrued restructuring and severance payments	17.7	9.4	23.0
Accrued expenses and other current liabilities	76.1	81.6	83.6

TOTAL CURRENT LIABILITIES	358.0	706.1	395.6

NONCURRENT LIABILITIES:
Long-term debt	749.4	749.3	749.4
Obligations under capital leases	26.5	29.7	28.3
Deferred taxes	14.8	-	-
Other	67.4	73.0	66.5

TOTAL NONCURRENT LIABILITIES	858.1	852.0	844.2

TOTAL LIABILITIES	1,216.1	1,558.1	1,239.8

COMMITMENTS AND CONTINGENCIES	-	-	-
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-	-	-
Common stock, $.01 par value - shares authorized 200.0; issued 154.9, 154.3 and 153.6	1.5	1.5	1.5
Additional paid-in capital	1,347.5	1,344.3	1,339.7
Retained earnings	2,486.9	2,196.8	2,480.8
Accumulated other comprehensive income (loss)	0.3	(2.6)	2.1
Treasury stock, 71.5, 45.3 and 68.3 shares, at cost	(1,826.3)	(1,330.4)	(1,827.3)

TOTAL STOCKHOLDERS' EQUITY	2,009.9	2,209.6	1,996.8

	$ 3,226.0	$ 3,767.7	$ 3,236.6

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Operations (Unaudited)
(All amounts in millions, except per share data)

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 5, 2008	July 7, 2007	July 5, 2008	July 7, 2007

Net sales	$ 820.2	$ 894.5	$ 1,783.6	$ 1,959.0
Licensing income	9.0	9.2	20.5	21.4
Service and other revenue	0.2	0.2	0.7	2.0

Total revenues	829.4	903.9	1,804.8	1,982.4
Cost of goods sold	547.0	613.7	1,201.7	1,327.1

Gross profit	282.4	290.2	603.1	655.3
Selling, general and administrative expenses	256.9	263.1	537.6	544.9
Trademark impairments	-	69.0	-	69.0
Losses on assets held for sale	-	30.4	-	30.4

Operating income (loss)	25.5	(72.3)	65.5	11.0
Interest income	2.2	0.4	4.6	0.7
Interest expense and financing costs	12.0	13.5	24.2	28.1
Gain on sale of interest in Australian joint venture	0.5	-	0.8	-
Equity in earnings of unconsolidated affiliates	-	1.5	-	2.1

Income (loss) from continuing operations before provision for income taxes	16.2	(83.9)	46.7	(14.3)
Provision (benefit) for income taxes	5.6	(32.8)	16.5	(7.6)

Income (loss) from continuing operations	10.6	(51.1)	30.2	(6.7)
Income from discontinued operations, net of tax	-	4.0	-	7.5

Net income (loss)	$ 10.6	$ (47.1)	$ 30.2	$ 0.8

Earnings per share
Basic
Income (loss) from continuing operations	$ 0.13	$(0.48)	$ 0.36	$(0.06)
Income from discontinued operations	-	0.04	-	0.07

Basic earnings (loss) per share	$ 0.13	$(0.44)	$ 0.36	$0.01

Diluted
Income (loss) from continuing operations	$ 0.13	$(0.48)	$ 0.35	$(0.06)
Income from discontinued operations	-	0.04	-	0.07

Basic earnings (loss) per share	$ 0.13	$(0.44)	$ 0.35	$0.01

Weighted average common shares and share equivalents outstanding
Basic	83.8	107.1	84.2	106.9
Diluted	84.9	107.1	85.2	109.0
Dividends declared per share	$0.14	$0.14	$0.28	$0.28

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)
(All amounts in millions, except per share data)

	Number of common shares outstanding	Total stock- holders' equity	Common stock	Additional paid-in capital	Retained earnings	Accumu- lated other compre- hensive income (loss)	Treasury stock
Balance, January 1, 2007	107.9	$ 2,211.6	$ 1.5	$ 1,320.0	$ 2,226.4	$ (5.9)	$ (1,330.4)
Fiscal six months ended July 7, 2007:
Comprehensive income:
Net income	-	0.8	-	-	0.8	-	-
Change in fair value of cash flow hedges, net of $0.6 tax	-	(0.9)	-	-	-	(0.9)	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.2 tax	-	(0.3)	-	-	-	(0.3)	-
Foreign currency translation adjustments	-	4.5	-	-	-	4.5	-

Total comprehensive income		4.1

Issuance of restricted stock to employees, net of forfeitures	0.6	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	11.6	-	11.6	-	-	-
Exercise of employee stock options	0.5	10.3	-	10.3	-	-	-
Excess tax benefits from share-based payment arrangements	-	2.4	-	2.4	-	-	-
Dividends on common stock ($0.28 per share)	-	(30.4)	-	-	(30.4)	-	-

Balance, July 7, 2007	109.0	$ 2,209.6	$ 1.5	$ 1,344.3	$ 2,196.8	$ (2.6)	$ (1,330.4)

Balance, January 1, 2008	85.3	$ 1,996.8	$ 1.5	$ 1,339.7	$ 2,480.8	$ 2.1	$ (1,827.3)
Fiscal six months ended July 5, 2008
Comprehensive income:
Net income	-	30.2	-	-	30.2	-	-
Change in fair value of cash flow hedges, net of $0.2 tax	-	0.2	-	-	-	0.2	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.3 tax benefit	-	0.5	-	-	-	0.5	-
Foreign currency translation adjustments	-	(2.5)	-	-	-	(2.5)	-

Total comprehensive income		28.4

Issuance of restricted stock to employees, net of forfeitures	1.3	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	9.1	-	9.1	-	-	-
Settlement of accelerated share repurchase program	(3.2)	1.0	-	-	-	-	1.0
Excess tax benefits from share-based payment arrangements	-	(1.3)	-	(1.3)	-	-	-
Dividends on common stock ($0.28 per share)	-	(24.1)	-	-	(24.1)	-	-

Balance, July 5, 2008	83.4	$ 2,009.9	$ 1.5	$ 1,347.5	$ 2,486.9	$ 0.3	$ (1,826.3)

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(All amounts in millions)

	Fiscal Six Months Ended
	July 5, 2008	July 7, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 30.2	$ 0.8
Less: income from discontinued operations	-	(7.5)

Income (loss) from continuing operations	30.2	(6.7)

Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of acquisitions and divestitures:
Amortization expense in connection with employee stock options and restricted stock	9.1	8.6
Depreciation and other amortization	41.4	37.9
Trademark impairments	-	69.0
Losses on assets held for sale	-	30.4
Equity in earnings of unconsolidated affiliates	-	(2.1)
Provision for losses on accounts receivable	4.7	0.3
Deferred taxes	26.7	(35.1)
Other items, net	(0.7)	(3.3)
Changes in operating assets and liabilities:
Accounts receivable	(50.5)	(36.9)
Inventories	57.1	(25.1)
Prepaid expenses and other current assets	14.9	3.1
Other assets	(1.4)	1.0
Accounts payable	(8.6)	(54.3)
Income taxes payable	(3.8)	(5.0)
Accrued expenses and other current liabilities	(21.7)	(9.3)
Other liabilities	0.8	0.2

Total adjustments	68.0	(20.6)

Net cash provided by (used in) operating activities of continuing operations	98.2	(27.3)
Net cash provided by operating activities of discontinued operations	-	21.4

Net cash provided by (used in) operating activities	98.2	(5.9)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(38.4)	(47.7)
Investment in GRI	(20.0)	-
Acquisition-related costs	(0.2)	-
Proceeds from sales of assets	7.2	2.8

Net cash used in investing activities of continuing operations	(51.4)	(44.9)
Net cash used in investing activities of discontinued operations	-	(26.9)

Net cash used in investing activities	(51.4)	(71.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under credit facilities	-	84.1
Principal payments on capital leases	(2.4)	(1.9)
Dividends paid	(24.1)	(30.4)
Proceeds from exercise of employee stock options	-	10.3
Net cash advances to discontinued operations	-	(5.6)
Repayment of acquired debt	(0.2)	-
Settlement of accelerated stock repurchase program	1.0	-
Excess tax benefits from share-based payment arrangements	-	2.4

Net cash (used in) provided by financing activities of continuing operations	(25.7)	58.9
Net cash provided by financing activities of discontinued operations	-	1.8

Net cash (used in) provided by financing activities	(25.7)	60.7

EFFECT OF EXCHANGE RATES ON CASH	(1.7)	2.6

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19.4	(14.4)
CASH AND CASH EQUIVALENTS, BEGINNING, including $7.2 reported under assets held for sale in 2007	302.8	71.5

CASH AND CASH EQUIVALENTS, ENDING, including $3.5 reported under assets held for sale in 2007	$ 322.2	$ 57.1

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

        In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the assets and liabilities relating to Barneys have been reclassified as held for sale in the Consolidated Balance Sheet for July 7, 2007 and the results of operations of Barneys for the fiscal quarter and six month periods ended July 7, 2007 have been reported as discontinued operations. We classify as discontinued operations for all periods presented any component of our business that we believe is probable of being sold or has been sold that has operations and cash flows that are clearly distinguishable operationally and for financial reporting purposes. For those components, we have no significant continuing involvement after disposal and their operations and cash flows are eliminated from our ongoing operations.

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

ACCOUNTS RECEIVABLE

        Accounts receivable consist of the following:

(In millions)	July 5, 2008	July 7, 2007	December 31, 2007
Trade accounts receivable	$ 417.2	$ 404.4	$ 365.5
Allowances for doubtful accounts, returns, discounts and co-op advertising	(34.6)	(29.9)	(28.5)

	$ 382.6	$ 374.5	$ 337.0

INVENTORIES

        Inventories are summarized as follows:

(In millions)	July 5, 2008	July 7, 2007	December 31, 2007
Raw materials	$ 0.4	$ 4.4	$ 0.3
Work in process	-	4.8	1.5
Finished goods	466.3	526.5	522.1

	$ 466.7	$ 535.7	$ 523.9

EARNINGS PER SHARE

        The computation of basic and diluted earnings (loss) per share is as follows:

	Fiscal Quarter Ended		Fiscal Six Months Ended
(In millions, except per share amounts)	July 5, 2008	July 7, 2007	July 5, 2008	July 7, 2007

Income (loss) from continuing operations	$ 10.6	$ (51.1)	$ 30.2	$ (6.7)
Income from discontinued operations	-	4.0	-	7.5

Net income (loss)	$ 10.6	$ (47.1)	$ 30.2	$ 0.8

Weighted average common shares outstanding - basic	83.8	107.1	84.2	106.9
Effect of dilutive employee stock options and restricted stock	1.1	-	1.0	2.1

Weighted average common shares and share equivalents outstanding - diluted	84.9	107.1	85.2	109.0

Earnings (loss) per share - basic
Income (loss) from continuing operations	$ 0.13	$ (0.48)	$ 0.36	$ (0.06)
Income from discontinued operations	-	0.04	-	0.07

Basic earnings (loss) per share	$ 0.13	$(0.44)	$ 0.36	$0.01

Earnings (loss) per share - diluted
Income (loss) from continuing operations	$ 0.13	$ (0.48)	$ 0.35	$ (0.06)
Income from discontinued operations	-	0.04	-	0.07

Diluted earnings (loss) per share	$ 0.13	$(0.44)	$ 0.35	$0.01

DISCONTINUED OPERATIONS

        On September 6, 2007, we completed the sale of Barneys to an affiliate of Istithmar PJSC. In accordance with the provisions of SFAS No. 144, the results of operations of Barneys for the fiscal quarter and six months ended July 7, 2007 have been reported as discontinued operations and the assets and liabilities relating to Barneys have been reclassified as held for sale in the Consolidated Balance Sheet at July 7, 2007. Operating results of Barneys for the fiscal quarter and six months ended July 7, 2007, which were formerly included in our retail segment, are summarized as follows:

	Fiscal Quarter Ended July 7, 2007	Fiscal Six Months Ended July 7, 2007
Total revenues	$ 169.2	$ 338.9

Income from operations of Barneys before provision for income taxes	$ 8.2	$ 15.6
Provision for income taxes	4.2	8.1

Income from discontinued operations	$ 4.0	$ 7.5

        We have allocated $2.0 million and $4.1 million of interest expense to discontinued operations for the quarter and six months ended July 7, 2007, respectively, based on the weighted-average monthly borrowing rate under our senior credit facilities applied to the average net monthly balance of funds that have been advanced to Barneys.

TRADEMARK IMPAIRMENTS

        On May 1, 2007, we made the strategic decision to exit or sell some of our moderate product lines by year end 2007 as a result of the continued trend of our moderate customers towards differentiated product offerings. As a result of this exit, we have renamed our wholesale moderate apparel segment as our wholesale jeanswear segment to better reflect the products we produce in that segment. We believed that exiting these product lines would strengthen our future operating results and allow us to focus primarily on growth opportunities in our remaining wholesale product lines, which have strong fundamentals and operate at substantially higher margins. This decision did not impact in any way our denim and junior division labels such as Gloria Vanderbilt, l.e.i., Energie, GLO, Jeanstar, Grane and others, which are also reported in the wholesale moderate jeanswear segment. As a result of the loss of these projected revenues, we recorded impairments for our Norton McNaughton and Erika trademarks of $69.0 million during the fiscal quarter ended July 7, 2007.

NET ASSETS HELD FOR SALE

        The assets and liabilities relating to Barneys and the moderate product lines to be exited were reclassified as held for sale in the Consolidated Balance Sheet at July 7, 2007. We estimated the fair value of the moderate net assets to be sold to be $22.5 million based upon preliminary sales negotiations. The carrying value of these net assets was $52.9 million as of July 7, 2007; therefore, we recorded a loss of $30.4 million to write these assets down to realizable value. The moderate product lines to be sold have not been classified as discontinued operations as they do not meet the criteria for discontinued operations as set forth in SFAS No. 144. Assets held for sale at July 7, 2007 also included property, plant and equipment at our Bristol, Pennsylvania distribution facility, which has been closed, and our Mexican production facilities, which have been sold.

        The assets and liabilities relating to these businesses at July 7, 2007 consist of:

(In millions)	Barneys	Moderate	Other	Total
Inventories	$ 113.8	$ 13.7	$ -	$ 127.5
Other current assets	63.3	14.8	-	78.1
Property, plant and equipment	124.3	-	5.5	129.8
Goodwill	247.4	-	-	247.4
Other intangibles	62.3	-	-	62.3
Other assets	0.2	-	-	0.2

Assets held for sale	$ 611.3	$ 28.5	$ 5.5	$ 645.3

Current liabilities	$ 77.2	$ 6.0	$ -	$ 83.2
Long-term portion of deferred taxes	23.2	-	-	23.2
Other long-term liabilities	59.5	-	-	59.5

Liabilities related to assets held for sale	$ 159.9	$ 6.0	$ -	$ 165.9

ACCRUED RESTRUCTURING COSTS

        On September 12, 2006, we announced the closing of certain El Paso, Texas and Mexican operations related to the decision by Polo to discontinue the Polo Jeans Company product line (the "manufacturing restructuring"), which we produced for Polo subsequent to the sale of the Polo Jeans Company business to Polo in February 2006. In connection with the El Paso closing, we incurred $4.3 million of one-time termination benefits and associated employee costs for 134 employees and $0.7 million of other costs. Of this amount, $2.5 million has been reported as a selling, general and administrative expense and $2.5 million was reported as a cost of sales in the wholesale jeanswear segment (of which $0.7 million and $0.6 million was recorded in selling, general and administrative expenses and cost of sales, respectively, during the fiscal six months ended July 7, 2007). In connection with the Mexican closing, we incurred $2.8 million of one-time termination benefits and associated employee costs for 1,704 employees and $0.7 million of other costs. Of this amount, $3.2 million has been reported as cost of sales

(of which $0.3 million was recorded in the fiscal six months ended July 7, 2007) and $0.3 million has been reported as a selling, general and administrative expense in the wholesale jeanswear segment. In addition, we determined the estimated fair value of the property, plant and equipment employed in Mexico was less than its carrying value. As a result, we recorded an impairment loss of $8.6 million, which was reported as cost of sales in the wholesale jeanswear segment in 2006. The closings were substantially completed by the end of March 2007. On May 8, 2008, we sold the Mexican operations for $5.9 million, resulting in a gain of $0.2 million.

        In connection with the exit and reorganization of certain moderate apparel product lines, we decided to close certain New York offices, and on October 9, 2007, we announced the closing of warehouse facilities in Goose Creek, South Carolina. We recorded $9.2 million of one-time termination benefits and associated employee costs for approximately 440 employees and $1.0 million of lease obligations. Of this amount, $10.1 million and $0.1 million have been reported as a selling, general and administrative expense in the wholesale jeanswear and wholesale better apparel segments, respectively, with $1.1 million recorded and $0.2 million reversed as selling, general and administrative expenses in the wholesale jeanswear and wholesale better apparel segments, respectively in the fiscal six months ended July 5, 2008. These closings were substantially complete by the end of February 2008.

        On October 17, 2007, we announced the closing of warehouse facilities in Edison, New Jersey. We expect to incur $3.5 million of one-time termination benefits and associated employee costs for approximately 160 employees. Of this amount, $3.4 million has been reported as a selling, general and administrative expense in the wholesale jeanswear segment, of which $0.7 million was recorded as a selling, general and administrative expense in the wholesale jeanswear segment in the fiscal six months ended July 5, 2008. The remaining $0.1 million will be accrued during the fiscal quarter ending October 4, 2008. The closing was substantially complete by the end of June 2008.

        The accruals of restructuring costs and liabilities, of which $3.4 million and $5.7 million are included in accrued restructuring and severance payments and $1.2 million and $1.6 million are included in other noncurrent liabilities at July 7, 2007 and July 5, 2008, respectively, are as follows:

(In millions)	Severance and other employee costs	Closing of retail stores and consolidation of facilities	Manufacturing restructuring	Total
Balance, January 1, 2007	$ 1.4	$ 1.6	$ 3.4	$ 6.4
Net additions	1.4	-	1.6	3.0
Payments and reductions	(1.2)	(0.2)	(3.4)	(4.8)

Balance, July 7, 2007	$ 1.6	$ 1.4	$ 1.6	$ 4.6

Balance, January 1, 2008	$ 8.7	$ 1.1	$ 1.2	$ 11.0
Net additions	0.5	1.0	-	1.5
Payments and reductions	(4.6)	(0.5)	(0.1)	(5.2)

Balance, July 5, 2008	$ 4.6	$ 1.6	$ 1.1	$ 7.3

        Estimated severance payments and other employee costs of $4.6 million accrued at July 5, 2008 relate to the remaining estimated severance and related costs for 188 employees at locations closed or to be closed. Employee groups affected (totaling approximately 770 employees) include administrative, warehouse and management personnel. During the fiscal six months ended July 5, 2008 and July 7, 2007, $4.6 million and $1.2 million, respectively, of the reserve was utilized (relating to partial or full severance and related costs for 431 and 472 employees, respectively).

        The $0.5 million addition during the fiscal six months ended July 5, 2008 is related to the exit and reorganization of certain moderate apparel product lines, which is reported as a selling, general and administrative expense in the wholesale jeanswear segment. During the six months ended July 7, 2007, we recorded $1.5 million of severance and related costs relating to the exit and reorganization of certain moderate apparel product lines as a selling, general and administrative expense in the wholesale jeanswear segment and reversed $0.1 million of the severance accrual related to prior Stein Mart shoe department closings as a reduction of selling, general and administrative expenses in the retail segment.

        The $1.6 million accrued at July 5, 2008 for the consolidation of facilities relates to expected costs to be incurred, including lease obligations, for closing certain acquired facilities in connection with consolidating their operations into our other existing facilities. During the six months ended July 7, 2007, we recorded $1.0 million relating to the remaining lease obligations for one of the closed warehouse facilities in Goose Creek, South Carolina as a selling, general and administrative expense in the wholesale jeanswear segment.

        The details of the manufacturing restructuring accruals are as follows:

(In millions)	One-time termination benefits	Other associated costs	Total manufacturing restructuring
Balance, January 1, 2007	$ 2.8	$ 0.6	$ 3.4
Additions	1.3	0.3	1.6
Payments and reductions	(2.9)	(0.5)	(3.4)

Balance, July 7, 2007	$ 1.2	$ 0.4	$ 1.6

Balance, January 1, 2008	$ 0.3	$ 0.9	$ 1.2
Payments and reductions	-	(0.1)	(0.1)

Balance, July 5, 2008	$ 0.3	$ 0.8	$ 1.1

        The $1.1 million accrued at July 5, 2008 represents $0.3 million of one-time termination benefits for three employees and $0.8 million of legal fees and related costs. During the fiscal six months ended July 7, 2007, $2.9 million of the termination benefits reserve was utilized (relating to partial or full severance for 75 employees).

        Our plans have not been finalized in all areas, and additional restructuring costs may result as we continue to evaluate and assess the impact of duplicate responsibilities, warehouses and office locations. We do not expect any final adjustments to be material. Any additional costs will be charged to operations in the period in which they occur.

CREDIT FACILITIES

        Prior to June 6, 2008, we had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.75 billion under Senior Credit Facilities. These facilities, of which the entire amount was available for letters of credit or cash borrowings, provided for a $1.0 billion five-year revolving credit facility expiring in June 2009 and a $750.0 million five-year revolving credit facility expiring in June 2010. On June 6, 2008, we amended these facilities. The terms and conditions of the credit facilities remain substantially unchanged, except for modification of the pricing provisions and certain covenants and reduction of the aggregate commitment under the $1.0 billion facility to $500.0 million. At July 5, 2008, $236.6 million of letters of credit were outstanding under the credit facility that expires in June 2009 and no amounts were outstanding under the credit facility that expires in June 2010. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The amended Senior Credit Facilities are unsecured and require us to satisfy a minimum Interest Coverage Ratio, a maximum Covenant Debt to EBITDA Ratio and a minimum Asset Coverage Ratio (each as defined in the Restated Credit Agreements), and contain covenants limiting our ability to (1) incur debt and guaranty obligations, (2) incur liens, (3) make loans, advances, investments and acquisitions, (4) merge or liquidate, (5) sell or transfer assets, (6) pay dividends, repurchase shares, or make distributions to stockholders, and (7) engage in transactions with affiliates.

        At July 5, 2008, we also had uncommitted unsecured lines of credit available for up to $106.6 million of letters of credit, under which an aggregate of $28.6 million was outstanding. At July 5, 2008, we also had a C$10.0 million unsecured line of credit in Canada, under which C$0.2 million of letters of credit were outstanding.

FAIR VALUES

        We adopted SFAS No. 157, "Fair Value Measurements," on January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework, creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements, and details the disclosures that are required for items measured at fair value. Under SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, "entities are permitted to choose to measure many financial instruments and certain other items at fair value. We did not elect the fair value measurement option under SFAS No. 159 for any of our financial assets or liabilities.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis at July 5, 2008.

(In millions) Description	Classification	Value at July 5, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Rabbi Trust assets	Other current assets	$ 8.3	$ 8.3	$ -	$ -

Total assets		$ 8.3	$ 8.3	$ -	$ -

Rabbi Trust liabilities	Accrued employee compensation and benefits	$ 8.3	$ 8.3	$ -	$ -
Derivatives	Other current liabilities	0.6	-	0.6	-

Total liabilities		$ 8.9	$ 8.3	$ 0.6	$ -

STATEMENT OF CASH FLOWS

Fiscal Six Months Ended: (In millions)	July 5, 2008	July 7, 2007
Supplemental disclosures of cash flow information for continuing operations:
Cash paid (received) during the period for:
Interest	$ 21.7	$ 30.6
Net income tax (refunds) payments	(8.8)	38.7

Supplemental disclosures of non-cash investing and financing activities for continuing operations:
Equipment acquired through capital lease financing	-	2.4
Restricted stock issued to employees	20.3	22.9

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

        We are exposed to market risk related to changes in foreign currency exchange rates. We have assets and liabilities denominated in certain foreign currencies and our Canadian subsidiary purchases a portion of its inventory from suppliers who require payment in U.S. Dollars. To minimize our exposure to changes in exchange rates between the Canadian Dollar and the U.S. Dollar, we hedge a portion of our forecasted Canadian U.S. Dollar-denominated inventory purchases. Changes in fair values of these currency hedges, which we designate as cash flow hedges, are deferred and recorded as a component of accumulated other comprehensive income until the associated hedged transactions impact the statement of operations, at which time the deferred gains and losses are reclassified to cost of sales. At July 5, 2008, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a notional total of US $12.9 million through December 2008. The $0.6 million fair value of these contracts is recorded as a current liability at July 5, 2008.

        We reclassified $0.8 million of pre-tax losses and $0.5 million of pre-tax gains from foreign currency exchange contracts to cost of sales during the fiscal six months ended July 5, 2008 and July 7, 2007, respectively. There has been no material ineffectiveness related to our foreign currency exchange contracts as the instruments are designed to be highly effective in offsetting losses and gains on transactions being hedged. If foreign currency exchange rates do not change from their July 5, 2008 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months also will not be material. The actual amounts that will be reclassified to earnings over the next 12 months could vary, however, as a result of changes in market conditions.

PENSION PLANS

Components of Net Periodic Benefit Cost

	Fiscal Quarter Ended		Fiscal Six Months Ended
(In millions)	July 5, 2008	July 7, 2007	July 5, 2008	July 7, 2007
Interest cost	$ 0.7	$ 0.7	$ 1.3	$ 1.3
Expected return on plan assets	(0.7)	(0.7)	(1.4)	(1.2)
Amortization of net loss	0.2	0.2	0.4	0.5

Net periodic benefit cost	$ 0.2	$ 0.2	$ 0.3	$ 0.6

Employer Contributions

        During the fiscal six months ended July 5, 2008, we contributed $0.3 million to our defined benefit pension plans. We anticipate contributing an additional $1.6 million during 2008.

COMMON STOCK

        The Board of Directors has authorized several programs to repurchase our common stock from time to time in open market transactions. We repurchased no common stock on the open market during the first fiscal six months of 2007 and 2008. As of July 5, 2008, $304.1 million of Board authorized repurchases was still available. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition.

        On September 6, 2007, we entered into an accelerated stock repurchase ("ASR") agreement with Goldman, Sachs & Co. ("Goldman") to repurchase $400 million of our outstanding common stock. Purchases under the ASR were subject to collar provisions that established minimum and maximum numbers of shares based generally on the volume-weighted average price of our common stock during the term of the ASR program. Final settlement of the ASR program was scheduled for no later than July 19, 2008 and could occur earlier at the option of Goldman or later under certain circumstances. Through June 5, 2008, 17.9 million shares had been delivered to us by Goldman under the terms of the ASR (an initial delivery of 15.5 million shares on September 11, 2007 and a second delivery of 2.4 million shares on October 18, 2007). On June 5, 2008, Goldman informed us that it had concluded the ASR. As a result, we received a final delivery of 3.2 million shares on June 10, 2008, bringing the aggregate number of shares received under the ASR program to 21.1 million shares. No cash was required to complete the final delivery of shares. We also received approximately $1.0 million from Goldman as the final settlement of the ASR program, which has been recorded as a reduction of the cost of the shares acquired under the ASR. The combined average price for the shares delivered under the ASR was $19.00 per share.

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

SEGMENT INFORMATION

        We identify operating segments based on, among other things, differences in products sold and the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operations are comprised of four reportable segments: wholesale better apparel, wholesale jeanswear, wholesale footwear and accessories, and retail. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores and our own retail stores, the retail segment includes operations by our own stores, and income and expenses related to trademarks, licenses and general corporate functions are reported under "licensing, other and eliminations." We define segment profit as operating income before net interest expense, goodwill impairment charges, gains or losses on sales of subsidiaries, equity in earnings of unconsolidated affiliates and income taxes. Summarized below are our revenues and income by reportable segment for the fiscal quarters and six months ended July 5, 2008 and July 7, 2007. As a result of our exiting certain moderate product lines during 2007, we have renamed our wholesale moderate apparel segment as our wholesale jeanswear segment to better reflect the products we produce in that segment (which include jeanswear labels such as Gloria Vanderbilt, l.e.i., GLO, Bandolino Bleu, Jeanstar and Grane as well as the Energie, Erika and Pappagallo product lines).

(In millions)	Wholesale Better Apparel	Wholesale Jeanswear	Wholesale Footwear & Accessories	Retail	Licensing, Other & Eliminations	Consolidated
For the fiscal quarter ended July 5, 2008
Revenues from external customers	$ 235.0	$ 172.2	$ 215.6	$ 197.5	$ 9.1	$829.4
Intersegment revenues	30.3	0.8	15.4	-	(46.5)	-

Total revenues	265.3	173.0	231.0	197.5	(37.4)	829.4

Segment income	$ 20.9	$ 0.6	$ 8.5	$ 5.5	$ (10.2)	25.3

Net interest expense						(9.8)
Gain on sale of Mexican operations and interest in Australian joint venture						0.7

Income from continuing operations before provision for income taxes						$ 16.2

For the fiscal quarter ended July 7, 2007
Revenues from external customers	$ 230.0	$ 255.6	$ 215.9	$ 193.2	$ 9.2	$ 903.9
Intersegment revenues	35.1	4.2	10.9	-	(50.2)	-

Total revenues	265.1	259.8	226.8	193.2	(41.0)	903.9

Segment income (loss)	$ 23.4	$ 3.5	$ 18.4	$ (5.1)	$ (82.1)	(41.9)

Net interest expense						(13.1)
Losses on assets held for sale						(30.4)
Equity in earnings of unconsolidated affiliates						1.5

Loss from continuing operations before benefit for income taxes						$ (83.9)

For the fiscal six months ended July 5, 2008
Revenues from external customers	$ 566.4	$ 392.8	$ 468.2	$ 356.3	$ 21.1	$ 1,804.8
Intersegment revenues	70.2	1.9	35.7	-	(107.8)	-

Total revenues	636.6	394.7	503.9	356.3	(86.7)	1,804.8

Segment income (loss)	$ 80.2	$ 5.0	$ 31.1	$ (19.4)	$ (31.6)	65.3

Net interest expense						(19.6)
Gain on sale of Mexican operations and interest in Australian joint venture						1.0

Income from continuing operations before provision for income taxes						$ 46.7

For the fiscal six months ended July 7, 2007
Revenues from external customers	$ 569.9	$ 560.5	$ 465.2	$ 365.1	$ 21.7	$ 1,982.4
Intersegment revenues	78.2	7.3	27.9	-	(113.4)	-

Total revenues	648.1	567.8	493.1	365.1	(91.7)	1,982.4

Segment income (loss)	$ 85.0	$ 27.6	$ 51.5	$ (23.6)	$ (99.1)	41.4

Net interest expense						(27.4)
Losses on assets held for sale						(30.4)
Equity in earnings of unconsolidated affiliates						2.1

Loss from continuing operations before benefit for income taxes						$ (14.3)

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

Condensed Consolidating Balance Sheets
(In millions)

	July 5, 2008				December 31, 2007
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 300.4	$ 21.8	$ -	$ 322.2	$ 264.0	$ 38.8	$ -	$ 302.8
Accounts receivable	258.7	123.9	-	382.6	205.3	131.7	-	337.0
Inventories	335.6	131.1	-	466.7	358.5	165.7	(0.3)	523.9
Prepaid income taxes	1.1	0.2	23.9	25.2	1.4	5.2	24.0	30.6
Deferred taxes	7.9	15.9	-	23.8	13.6	19.4	0.9	33.9
Prepaid expenses and other current assets	40.0	10.6	-	50.6	39.7	26.2	-	65.9

TOTAL CURRENT ASSETS	943.7	303.5	23.9	1,271.1	882.5	387.0	24.6	1,294.1

Property, plant and equipment - net	140.5	164.9	-	305.4	161.2	150.9	-	312.1
Due from affiliates	-	1,126.8	(1,126.8)	-	-	971.7	(971.7)	-
Goodwill	973.5	67.6	(66.5)	974.6	972.8	67.6	(66.5)	973.9
Other intangibles - net	0.3	616.6	-	616.9	0.3	617.7	-	618.0
Deferred taxes	18.9	-	(18.9)	-	20.4	-	(19.1)	1.3
Investments in subsidiaries	1,794.0	-	(1,794.0)	-	1,746.8	-	(1,746.8)	-
Other assets	27.4	30.6	-	58.0	26.2	11.0	-	37.2

	$ 3,898.3	$ 2,310.0	$ (2,982.3)	$ 3,226.0	$ 3,810.2	$ 2,205.9	$ (2,779.5)	$ 3,236.6

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease obligations	$ 0.7	$ 3.5	$ -	$ 4.2	$ 0.6	$ 4.2	$ -	$ 4.8
Accounts payable	133.8	81.5	-	215.3	175.0	48.6	-	223.6
Income taxes payable	5.6	9.6	(1.4)	13.8	19.7	1.0	(0.3)	20.4
Accrued expenses and other current liabilities	78.2	46.5	-	124.7	96.6	50.2	-	146.8

TOTAL CURRENT LIABILITIES	218.3	141.1	(1.4)	358.0	291.9	104.0	(0.3)	395.6

NONCURRENT LIABILITIES:
Long-term debt	749.4	-	-	749.4	749.4	-	-	749.4
Obligations under capital leases	3.9	22.6	-	26.5	4.3	24.0	-	28.3
Deferred taxes	-	21.2	(6.4)	14.8	-	5.8	(5.8)	-
Due to affiliates	1,126.8	-	(1,126.8)	-	971.7	-	(971.7)	-
Other	51.6	15.8	-	67.4	50.8	15.7	-	66.5

TOTAL NONCURRENT LIABILITIES	1,931.7	59.6	(1,133.2)	858.1	1,776.2	45.5	(977.5)	844.2

TOTAL LIABILITIES	2,150.0	200.7	(1,134.6)	1,216.1	2,068.1	149.5	(977.8)	1,239.8

STOCKHOLDERS' EQUITY:
Common stock and additional paid-in capital	1,349.0	1,708.3	(1,708.3)	1,349.0	1,341.2	1,707.8	(1,707.8)	1,341.2
Retained earnings	2,225.3	394.2	(132.6)	2,486.9	2,226.1	339.7	(85.0)	2,480.8
Accumulated other comprehensive income	0.3	6.8	(6.8)	0.3	2.1	8.9	(8.9)	2.1
Treasury stock	(1,826.3)	-	-	(1,826.3)	(1,827.3)	-	-	(1,827.3)

TOTAL STOCKHOLDERS' EQUITY	1,748.3	2,109.3	(1,847.7)	2,009.9	1,742.1	2,056.4	(1,801.7)	1,996.8

	$ 3,898.3	$ 2,310.0	$ (2,982.3)	$ 3,226.0	$ 3,810.2	$ 2,205.9	$ (2,779.5)	$ 3,236.6

Condensed Consolidating Statements of Operations
(In millions)

	Fiscal Quarter Ended July 5, 2008				Fiscal Quarter Ended July 7, 2007
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
Net sales	$ 613.6	$ 210.1	$ (3.5)	$ 820.2	$ 601.7	$ 296.6	$ (3.8)	$ 894.5
Licensing income	-	9.0	-	9.0	-	9.2	-	9.2
Service and other revenue	-	0.2	-	0.2	0.2	-	-	0.2

Total revenues	613.6	219.3	(3.5)	829.4	601.9	305.8	(3.8)	903.9
Cost of goods sold	398.9	149.1	(1.0)	547.0	386.8	228.3	(1.4)	613.7

Gross profit	214.7	70.2	(2.5)	282.4	215.1	77.5	(2.4)	290.2
Selling, general and administrative expenses	229.8	29.6	(2.5)	256.9	234.5	31.3	(2.7)	263.1
Trademark impairments	-	-	-	-	-	69.0	-	69.0
Losses on assets held for sale	-	-	-	-	-	30.4	-	30.4

Operating (loss) income	(15.1)	40.6	-	25.5	(19.4)	(53.2)	0.3	(72.3)
Net interest (expense) income and financing costs	(12.4)	2.6	-	(9.8)	(18.3)	5.2	-	(13.1)
Gain on sale of interest in Australian joint venture	-	0.5	-	0.5	-	-	-	-
Equity in earnings of unconsolidated affiliates	-	-	-	-	(1.0)	0.1	2.4	1.5

(Loss) income from continuing operations before provision for income taxes and equity in earnings of subsidiaries	(27.5)	43.7	-	16.2	(38.7)	(47.9)	2.7	(83.9)
(Benefit) provision for income taxes	(8.9)	14.1	0.4	5.6	(13.1)	(21.0)	1.3	(32.8)
Equity in earnings of subsidiaries	22.8	-	(22.8)	-	29.6	-	(29.6)	-

Income (loss) from continuing operations	4.2	29.6	(23.2)	10.6	4.0	(26.9)	(28.2)	(51.1)
(Loss) income from discontinued operations, net of tax	-	-	-	-	(0.4)	4.4	-	4.0

Net income (loss)	$ 4.2	$ 29.6	$ (23.2)	$ 10.6	$ 3.6	$ (22.5)	$ (28.2)	$ (47.1)

	Fiscal Six Months Ended July 5, 2008				Fiscal Six Months Ended July 7, 2007
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
Net sales	$ 1,325.7	$ 465.9	$ (8.0)	$ 1,783.6	$ 1,325.2	$ 642.1	$ (8.3)	$ 1,959.0
Licensing income	-	20.5	-	20.5	-	21.4	-	21.4
Service and other revenue	0.2	0.5	-	0.7	0.4	1.6	-	2.0

Total revenues	1,325.9	486.9	(8.0)	1,804.8	1,325.6	665.1	(8.3)	1,982.4
Cost of goods sold	870.9	337.3	(6.5)	1,201.7	854.1	478.9	(5.9)	1,327.1

Gross profit	455.0	149.6	(1.5)	603.1	471.5	186.2	(2.4)	655.3
Selling, general and administrative expenses	467.6	75.7	(5.7)	537.6	474.8	76.2	(6.1)	544.9
Trademark impairments	-	-	-	-	-	69.0	-	69.0
Losses on assets held for sale	-	-	-	-	-	30.4	-	30.4

Operating (loss) income	(12.6)	73.9	4.2	65.5	(3.3)	10.6	3.7	11.0
Net interest (expense) income and financing costs	(25.5)	5.9	-	(19.6)	(37.8)	10.4	-	(27.4)
Gain on sale of interest in Australian joint venture	-	0.8	-	0.8	-	-	-	-
Equity in earnings of unconsolidated affiliates	-	-	-	-	(0.9)	1.0	2.0	2.1

(Loss) income from continuing operations before provision for income taxes and equity in earnings of subsidiaries	(38.1)	80.6	4.2	46.7	(42.0)	22.0	5.7	(14.3)
(Benefit) provision for income taxes	(8.1)	26.0	(1.4)	16.5	(10.0)	2.5	(0.1)	(7.6)
Equity in earnings of subsidiaries	53.1	-	(53.1)	-	22.6	-	(22.6)	-

Income (loss) from continuing operations	23.1	54.6	(47.5)	30.2	(9.4)	19.5	(16.8)	(6.7)
(Loss) income from discontinued operations, net of tax	-	-	-	-	(0.4)	7.9	-	7.5

Net income (loss)	$ 23.1	$ 54.6	$ (47.5)	$ 30.2	$ (9.8)	$ 27.4	$ (16.8)	$ 0.8

Condensed Consolidating Statements of Cash Flows
(In millions)

	Fiscal Six Months Ended July 5, 2008				Fiscal Six Months Ended July 7, 2007
	Issuers	Others	Eliminations	Cons- olidated	Issuers	Others	Eliminations	Cons- olidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$ 79.9	$ 18.3	$ -	$ 98.2	$ (48.1)	$ 20.8	$ -	$ (27.3)
Net cash provided by operating activities of discontinued operations	-	-	-	-	-	21.4	-	21.4

Net cash provided by (used in) operating activities	79.9	18.3	-	98.2	(48.1)	42.2	-	(5.9)

Cash flows from investing activities:
Capital expenditures	(19.9)	(18.5)	-	(38.4)	(28.4)	(19.3)	-	(47.7)
Investment in GRI	-	(20.0)	-	(20.0)	-	-	-	-
Acquisition-related costs	(0.2)	-	-	(0.2)	-	-	-	-
Proceeds from sales of assets	0.4	6.8	-	7.2	0.1	2.7	-	2.8

Net cash used in investing activities of continuing operations	(19.7)	(31.7)	-	(51.4)	(28.3)	(16.6)	-	(44.9)
Net cash used in investing activities of discontinued operations	-	-	-	-	-	(26.9)	-	(26.9)

Net cash used in investing activities	(19.7)	(31.7)	-	(51.4)	(28.3)	(43.5)	-	(71.8)

Cash flows from financing activities:
Net borrowings under credit facilities	-	-	-	-	84.1	-	-	84.1
Principal payments on capital leases	(0.3)	(2.1)	-	(2.4)	(0.5)	(1.4)	-	(1.9)
Dividends paid	(24.1)	-	-	(24.1)	(30.4)	-	-	(30.4)
Proceeds from exercise of employee stock options	-	-	-	-	10.3	-	-	10.3
Net cash advances to discontinued operations	-	-	-	-	(5.6)	-	-	(5.6)
Repayment of acquired debt	(0.2)	-	-	(0.2)	-	-	-	-
Settlement of accelerated stock repurchase program	1.0	-	-	1.0	-	-	-	-
Excess tax benefits from share-based payment arrangements	-	-	-	-	2.4	-	-	2.4

Net cash (used in) provided by financing activities of continuing operations	(23.6)	(2.1)	-	(25.7)	60.3	(1.4)	-	58.9
Net cash provided by financing activities of discontinued operations	-	-	-	-	-	1.8	-	1.8

Net cash (used in) provided by financing activities	(23.6)	(2.1)	-	(25.7)	60.3	0.4	-	60.7

Effect of exchange rates on cash	(0.2)	(1.5)	-	(1.7)	-	2.6	-	2.6

Net increase (decrease) in cash and cash equivalents	36.4	(17.0)	-	19.4	(16.1)	1.7	-	(14.4)
Cash and cash equivalents, beginning, including cash reported under assets held for sale	264.0	38.8	-	302.8	35.1	36.4	-	71.5

Cash and cash equivalents, ending, including cash reported under assets held for sale	$ 300.4	$ 21.8	$ -	$ 322.2	$ 19.0	$ 38.1	$ -	$ 57.1

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

        We also had a 50% ownership interest in a joint venture with Sutton Development Pty. Ltd. ("Sutton") to operate retail locations in Australia, which operated under the name Nine West Australia Pty Ltd. We sold our interest in this joint venture to Sutton on December 3, 2007 for $20.7 million, which resulted in an initial pre-tax gain of $8.2 million. The sales price was subject to certain working capital adjustments, which resulted in additional sales proceeds and pre-tax gain of $0.8 million in the fiscal six months ended July 5, 2008.

        The results of these joint ventures were reported under the equity method of accounting.

RACHEL ROY JOINT VENTURE

        On June 10, 2008, we formed a joint venture with Royale Etenia LLC ("Royale") to develop, market and license the New York-based fashion brand Rachel Roy. Under the terms of the agreement, we own a 50% interest in the joint venture, with the remaining interest owned by Royale. The joint venture plans to develop the Rachel Roy brand through continued global expansion of the wholesale business, introduction of new product categories, and stand-alone retail stores in key U.S. and international locations. Rachel Roy will continue to lead the design of the brand. We also assumed the operations and the assets and liabilities of the existing designer collection business formerly operated by Rachel Roy Fashions, Inc. under a license with the new joint venture. No material assets or liabilities were recorded in this transaction. An excess of the fair value of liabilities assumed over the fair value of assets assumed resulted in approximately $0.7 million being recorded as goodwill. We are currently in the process of valuing the acquired intangible assets (including trademarks, customer relationships and order backlog). The resulting values will be reclassified from goodwill to intangible assets in the fiscal quarter ending October 4, 2008.

INVESTMENT IN GRI GROUP LIMITED

        On June 20, 2008, we acquired a 10% equity interest in GRI Group Limited, a leading international accessories and apparel brand management and retail-distribution network, for $20.0 million. GRI, which (including its franchisees) operates over 600 points of sale in 12 Asian countries, is the exclusive licensee of several of our brands in Asia, including Nine West, Anne Klein New York, AK Anne Klein, Easy Spirit, Enzo Angiolini and Joan & David.  GRI also distributes a series of well-known ladies apparel, shoes and accessory brands such as Pringle of Scotland, EQ:IQ, Francesco Biasia, Steve Madden, Lucky Brand Jeans, IZOD and others.

        Under the terms of our investment, GRI will be entitled to receive a future cash payment from us of up to $10.0 million if GRI's net income for its fiscal year ending January 31, 2009 exceeds a specified earnings target. Any additional payment will be recorded as an additional investment in GRI but will not increase our 10% equity interest. The results of GRI will be reported under the equity method of accounting.

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

        In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, "Earnings per Share." This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this Staff Position, with early application not permitted. The adoption of this Staff Position, which will require us to allocate a portion of net income to these participating securities, will not have a material effect on our historical or future reported earnings per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion provides information and analysis of our results of operations for the 13 and 27 week periods ended July 5, 2008 (hereinafter referred to as the "second fiscal quarter of 2008" and the "first fiscal six months of 2008," respectively) and the 13 and 27 week periods ended July 7, 2007 (hereinafter referred to as the "second fiscal quarter of 2007" and the "first fiscal six months of 2007," respectively), and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

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

        During the first fiscal six months of 2008, the following significant events took place:

  in February 2008, we announced that Wal-Mart Stores Inc. ("Wal-Mart") will be the exclusive retailer of our l.e.i. brand for juniors, junior plus and girls beginning with the 2008 back-to-school shopping season at Wal-Mart stores nationwide;
  in May 2008, we announced the sale of our remaining Mexican operations;
  in June 2008, we announced that we successfully completed amendments to our $1 billion and $750 million five-year revolving credit facilities which expire on June 15, 2009 and May 16, 2010, respectively, with the terms and conditions of the credit facilities remaining substantially unchanged, except for modification of the pricing provisions and certain covenants and reduction of the aggregate commitment under the $1 billion facility to $500 million;
  in June 2008, we announced that we formed a joint venture with Royale Etenia LLC ("Royale") to develop, market and license the New York-based fashion brand Rachel Roy and that we also assumed the operating assets and liabilities of Rachel Roy Fashions, Inc.;
  in June 2008, we announced that we acquired a minority interest in GRI Group Limited, a leading international accessories and apparel brand management and retail-distribution network; and
  in June 2008, we announced the completion of our accelerated stock repurchase ("ASR") program.

Rachel Roy Joint Venture

        On June 10, 2008, we formed a joint venture with Royale to develop, market and license the New York-based fashion brand Rachel Roy. Under the terms of the agreement, we own a 50% interest in the joint venture, with the remaining interest owned by Royale. The joint venture plans to develop the Rachel Roy brand through continued global expansion of the wholesale business, introduction of new product categories, and stand-alone retail stores in key U.S. and international locations. Rachel Roy will continue to lead the design of the brand. We also assumed the operations and the assets and liabilities of the existing designer collection business formerly operated by Rachel Roy Fashions, Inc. under a license with the new joint venture.

Investment in GRI

        On June 20, 2008, we acquired a 10% equity interest in GRI, a leading international accessories and apparel brand management and retail-distribution network, for $20.0 million. GRI, which (including its franchisees) operates over 600 points of sale in 12 Asian countries, is the exclusive licensee of several of our brands in Asia, including Nine West, Anne Klein New York, AK Anne Klein, Easy Spirit, Enzo Angiolini and Joan & David.  GRI also distributes a series of well-known ladies apparel, shoes and accessory brands such as Pringle of Scotland, EQ:IQ, Francesco Biasia, Steve Madden, Lucky Brand Jeans, IZOD and others.

        Under the terms of our investment, GRI will be entitled to receive a future cash payment from us of up to $10.0 million if GRI's net income for its fiscal year ending January 31, 2009 exceeds a specified earnings target.  Any additional payment will be recorded as an additional investment in GRI but will not increase our 10% equity interest. The results of GRI will be reported under the equity method of accounting.

Completion of ASR Program

        On September 6, 2007, we entered into an ASR agreement with Goldman, Sachs & Co. ("Goldman") to repurchase $400 million of our outstanding common stock. Purchases under the ASR were subject to collar provisions that established minimum and maximum numbers of shares based generally on the volume-weighted average price of our common stock during the term of the ASR program. Final settlement of the ASR program was scheduled for no later than July 19, 2008 and could occur earlier at the option of Goldman or later under certain circumstances. Through June 5, 2008, 17.9 million shares had been delivered to us by Goldman under the terms of the ASR. On June 5, 2008, Goldman informed us that it had concluded the ASR. As a result, we received a final delivery of 3.2 million shares on June 10, 2008, bringing the aggregate number of shares received under the ASR program to 21.1 million shares. No cash was required to complete the final delivery of shares. The combined average price for the shares delivered under the ASR was $19.00 per share.

Strategic Decisions Regarding Certain Moderate Apparel Brands

        Our continued strategic operational reviews and efforts to improve profitability and the continued trend of our moderate and jeanswear customers towards differentiated product offerings led us to make the strategic decision to exit some of our moderate apparel product lines during 2007. As a result of this exit, we have renamed our wholesale moderate apparel segment as our wholesale jeanswear segment to better reflect the products we produce in that segment. We believe that exiting these product lines will strengthen our future operating results and allow us to focus primarily on growth opportunities in our remaining wholesale product lines, which have strong fundamentals and operate at substantially higher margins. This decision did not impact in any way our denim and junior division labels such as Gloria Vanderbilt, l.e.i., Energie, GLO, Jeanstar, Grane and others, which are also reported in the wholesale jeanswear segment. The moderate product lines we exited have not been classified as discontinued operations as they do not meet the criteria for discontinued operations as set forth in SFAS No. 144. As a result of the loss of these projected revenues, we recorded impairments for our Norton McNaughton and Erika trademarks of $69.0 million in our licensing, other and eliminations segment during the fiscal quarter ended July 7, 2007. In connection with this decision, we also announced the closing of our Goose Creek, South Carolina and Edison, New Jersey distribution centers. See "Accrued Restructuring Costs" in Notes to Consolidated Financial Statements.

        The assets and liabilities relating to the moderate product lines originally planned to be sold were classified as held for sale in the Consolidated Balance Sheet at July 7, 2007. We had estimated the fair value of the moderate net assets to be sold to be $22.5 million based upon preliminary sales negotiations. The carrying value of these net assets was $52.9 million as of July 7, 2007; therefore, we recorded a loss of $30.4 million to write these assets down to realizable value. We subsequently decided to shut down and liquidate these brands rather than sell them and, as a result, we reclassified the assets previously reported as assets held for sale as assets held and used during the fiscal quarter ended October 6, 2007. During the fiscal quarter ended October 6, 2007, we reversed $16.8 million of previously reported losses on assets held for sale since the carrying value of these current assets would be recovered during the process of shutting down and liquidating the related brands. We also reclassified the remaining $13.6 million of previously reported losses on assets held for sale as additional impairments of trademarks and property, plant and equipment of $11.5 million and $2.1 million, respectively, during the fiscal quarter ended October 6, 2007.

        We also announced in February 2008 that Wal-Mart will be the exclusive retailer of our l.e.i. brand for juniors, junior plus and girls beginning with the 2008 back-to-school shopping season at Wal-Mart stores nationwide.

Sale of Mexican Operations

        On September 12, 2006, we announced the closing of our Mexican operations related to the decision by Polo to discontinue the Polo Jeans Company product line, which we produced for Polo subsequent to the sale of the Polo Jeans Company business to Polo in February 2006. At that time, we determined the estimated fair value of the property, plant and equipment employed in Mexico was less than its carrying value. As a result, we recorded an impairment loss of $8.6 million, which was reported as cost of sales in the wholesale jeanswear segment in 2006. The closing was substantially completed by the end of March 2007. On May 8, 2008, we sold the Mexican operations for $5.9 million, resulting in a gain of $0.2 million.

Sale of Barneys

        On September 6, 2007, we completed the sale of Barneys to an affiliate of Istithmar PJSC. In accordance with the provisions of SFAS No. 144, the results of operations of Barneys for the fiscal quarter and six months ended July 7, 2007 have been reported as discontinued operations and the assets and liabilities relating to Barneys have been reclassified as held for sale in the Consolidated Balance Sheet for July 7, 2007.

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

RESULTS OF OPERATIONS

Statements of Operations Stated in Dollars and as a Percentage of Total Revenues
(In millions)	Fiscal Quarter Ended				Fiscal Six Months Ended
	July 5, 2008		July 7, 2007		July 5, 2008		July 7, 2007
Net sales	$ 820.2	98.9%	$ 894.5	99.0%	$ 1,783.6	98.8%	$ 1,959.0	98.8%
Licensing income	9.0	1.1%	9.2	1.0%	20.5	1.1%	21.4	1.1%
Service and other revenue	0.2	0.0%	0.2	0.0%	0.7	0.0%	2.0	0.1%

Total revenues	829.4	100.0%	903.9	100.0%	1,804.8	100.0%	1,982.4	100.0%
Cost of goods sold	547.0	66.0%	613.7	67.9%	1,201.7	66.6%	1,327.1	66.9%

Gross profit	282.4	34.0%	290.2	32.1%	603.1	33.4%	655.3	33.1%
Selling, general and administrative expenses	256.9	31.0%	263.1	29.1%	537.6	29.8%	544.9	27.5%
Trademark impairments	-	-	69.0	7.6%	-	-	69.0	3.5%
Losses on assets held for sale	-	-	30.4	3.4%	-	-	30.4	1.5%

Operating income (loss)	25.5	3.1%	(72.3)	(8.0%)	65.5	3.6%	11.0	0.6%
Net interest expense and financing costs	9.8	1.2%	13.1	1.4%	19.6	1.1%	27.4	1.4%
Gain on sale of interest in Australian joint venture	0.5	0.1%	-	-	0.8	0.0%	-	-
Equity in earnings of unconsolidated affiliates	-	-	1.5	0.2%	-	-	2.1	0.1%

Income (loss) from continuing operations before provision for income taxes	16.2	2.0%	(83.9)	(9.3%)	46.7	2.6%	(14.3)	(0.7%)
Provision (benefit) for income taxes	5.6	0.7%	(32.8)	(3.6%)	16.5	0.9%	(7.6)	(0.4%)

Income (loss) from continuing operations	10.6	1.3%	(51.1)	(5.7%)	30.2	1.7%	(6.7)	(0.3%)
Income from discontinued operations, net of tax	-	-	4.0	0.4%	-	-	7.5	0.4%

Net income (loss)	$ 10.6	1.3%	$ (47.1)	(5.2%)	$ 30.2	1.7%	$ 0.8	0.0%

Percentage totals may not add due to rounding.

Fiscal Quarter Ended July 5, 2008 Compared to Fiscal Quarter Ended July 7, 2007

        Revenues. Total revenues for the second fiscal quarter of 2008 were $829.4 million compared with $903.9 million for the second fiscal quarter of 2007, a decrease of 8.2%.

        Revenues by segment were as follows:

(In millions)	Second Fiscal Quarter of 2008	Second Fiscal Quarter of 2007	Increase/ (Decrease)	Percent Change
Wholesale better apparel	$ 235.0	$ 230.0	$ 5.0	2.2%
Wholesale jeanswear	172.2	255.6	(83.4)	(32.6%)
Wholesale footwear and accessories	215.6	215.9	(0.3)	(0.1%)
Retail	197.5	193.2	4.3	2.2%
Other	9.1	9.2	(0.1)	(1.1%)

Total revenues	$ 829.4	$ 903.9	$ (74.5)	(8.2%)

        Wholesale better apparel revenues increased due to increases in our Jones New York Signature product line from both increased customer orders based on the performance of these brands at retail and initial shipments of our new casual line of products. These increases were partially offset by lower shipments of our Jones New York, Nine West, private-label suit and specialty market product lines due to decreased orders from our customers based on the performance of these brands at retail.

        Wholesale jeanswear revenues decreased approximately $67 million due to lower shipments of our Erika, Nine & Co., Evan-Picone, Bandolino, Pappagallo and Rena Rowan moderate product lines that were discontinued in 2007. Planned reductions of our GLO product line to focus on the l.e.i. brand and lower shipments of our Energie product line due to decreased orders from our customers based on the performance of the brand at retail were partially offset by initial sales of the relaunched Erika and Pappagallo product lines during the current period.

        Wholesale footwear and accessories revenues did not significantly change from the prior period. Increased shipments in our international businesses due to continued expansion by our licensed partners, increased shipments of our Nine West and Nine & Co. handbag product lines due to increased orders from our customers based on the performance of these brands at retail and initial shipments of our AK Anne Klein handbag line were offset by decreased shipping of our Nine West footwear products based on the performance of this brand at retail.

        Retail revenues increased primarily due to $3.6 million in sales from new store openings. We began the first fiscal quarter of 2008 with 1,026 retail locations and had a net decrease of eight locations during the quarter to end the quarter with 1,018 locations. This compares with 1,003 locations at the end of the second fiscal quarter of 2007.

        Revenues for the second fiscal quarter of 2008 include $0.2 million in the licensing and other segment of service fees charged to Barneys under a short-term transition services agreement entered into with Barneys at the time of the sale of Barneys. These revenues are based on contractual monthly fees as set forth in the agreement. The agreement ended in May 2008.

        Gross Profit. The gross profit margin increased to 34.0% in the second fiscal quarter of 2008 compared with 32.1% in the second fiscal quarter of 2007.

        Wholesale better apparel gross profit margins were 31.0% and 33.1% for the second fiscal quarters of 2008 and 2007, respectively. The decrease was due to higher levels of sales to off-price retailers in our suit and dress product lines.

        Wholesale jeanswear gross profit margins were 24.2% and 18.8% for the second fiscal quarters of 2008 and 2007, respectively. Margins were negatively impacted in the prior period by high levels of vendor allowances to clear inventory for the lower-margin moderate brands we had planned to exit or sell.

        Wholesale footwear and accessories gross profit margins were 24.4% and 27.8% for the second fiscal quarters of 2008 and 2007, respectively. The decrease was due to higher levels of sales to off-price retailers to liquidate excess inventory, growth in our lower-margin international business and increased production costs in China in the current period, partially offset by lower levels of vendor allowances to assist our customers with the overall challenging retail environment compared with the prior period.

        Retail gross profit margins were 53.8% and 49.8% for the second fiscal quarters of 2008 and 2007, respectively. The increase was primarily the result of a less promotional environment and lower levels of excess footwear inventory liquidation in the current period.

        Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses were $256.9 million in the second fiscal quarter of 2008 and $263.1 million in the second fiscal quarter of 2007. Wholesale jeanswear SG&A expenses decreased $4.0 million, primarily from cost savings resulting from exiting of some of our moderate apparel product lines during 2007 that were partially offset by $4.1 million of additional bad debt expense related to the bankruptcy filing of Goody's Family Clothing, Inc. ("Goody's"). Wholesale better apparel SG&A expenses decreased $3.0 million, primarily from $1.9 million of cost savings realized by discontinuing the Anne Klein designer line and a $1.0 million decrease in advertising costs. These decreases were partially offset by a $3.3 million increase in wholesale footwear and accessories SG&A expenses, primarily due to a $1.4 million increase in salary and employee benefit costs and a $1.4 million increase in advertising costs.

        Operating Income. The resulting operating income from continuing operations for the second fiscal quarter of 2008 was $25.5 million compared with a loss of $72.3 million for the second fiscal quarter of 2007, due to the factors described above and the $69.0 million of trademark impairments and $30.4 million of losses on assets held for sale recorded in the previous period.

        Net Interest Expense. Net interest expense from continuing operations was $9.8 million in the second fiscal quarter of 2008 compared with $13.1 million in the second fiscal quarter of 2007. The decrease was primarily the result of no outstanding borrowings under our credit facilities and higher interest income from higher cash balances during the second fiscal quarter of 2008.

        Provision for Income Taxes. The effective income tax rate on continuing operations was 34.3% for the second fiscal quarter of 2008 and 39.1% for the second fiscal quarter of 2007. Excluding the effects of the trademark impairments and losses on assets held for sale associated with the exit of some of our moderate apparel product lines, the effective tax rate on continuing operations was 31.0% for the second fiscal quarter of 2007. The increase was due to a higher state effective tax rate in the current period.

        Net Income and Earnings Per Share. Net income was $10.6 million in the second fiscal quarter of 2008 compared with a net loss of $47.1 million in the second fiscal quarter of 2007. Diluted earnings per share for the second fiscal quarter of 2008 was $0.13 compared with diluted loss per share of $0.44 for the second fiscal quarter of 2007, on 20.7% fewer shares outstanding.

Fiscal Six Months Ended July 5, 2008 Compared with Fiscal Six Months Ended July 7, 2007

        Revenues. Total revenues for the first fiscal six months of 2008 were $1.80 billion compared with $1.98 billion for the first fiscal six months of 2007, a decrease of 9.0%.

        Revenues by segment were as follows:

(In millions)	First Fiscal Six Months of 2008	First Fiscal Six Months of 2007	Increase/ (Decrease)	Percent Change
Wholesale better apparel	$ 566.4	$ 569.9	$ (3.5)	(0.6%)
Wholesale jeanswear	392.8	560.5	(167.7)	(29.9%)
Wholesale footwear and accessories	468.2	465.2	3.0	0.6%
Retail	356.3	365.1	(8.8)	(2.4%)
Other	21.1	21.7	(0.6)	(2.8%)

Total revenues	$ 1,804.8	$ 1,982.4	$ (177.6)	(9.0%)

        Wholesale better apparel revenues did not significantly change from the prior period. Lower shipments of our Jones New York, Nine West, private-label suit and specialty market product lines due to decreased orders from our customers based on the performance of these brands at retail were partially offset by increases in our Jones New York Signature product line from both increased customer orders based on the performance of these brands at retail and initial shipments of our new casual line of products.

        Wholesale jeanswear revenues decreased approximately $162 million due to lower shipments of our Erika, Nine & Co., Evan-Picone, Bandolino, Pappagallo and Rena Rowan moderate product lines, which were discontinued in 2007. We also reduced shipping of our l.e.i. product line in order to reposition the brand as an exclusive with Wal-Mart Stores Inc. beginning with the back-to-school shopping season that began in the summer of 2008. Planned reductions of our GLO product line to focus on the l.e.i. brand and lower shipments of our Energie product line due to decreased orders from our customers based on the performance of the brand at retail were partially offset by initial sales of the relaunched Erika and Pappagallo product lines during the current period.

        Wholesale footwear and accessories revenues did not significantly change from the prior period. Increased shipments in our international businesses due to continued expansion by our licensed partners, increased shipments of our Nine West and Nine & Co. handbag product lines due to increased orders from our customers based on the performance of these brands at retail and initial shipments of our AK Anne Klein handbag line were partially offset by decreased shipping of our Nine West footwear products based on the performance of this brand at retail.

        Retail revenues decreased primarily due to a 4.1% decline in comparable store sales ($13.6 million) (comparable stores are those that have been open for a full year, are not scheduled to close in the current period and are not scheduled for an expansion or downsize by more than 25% or relocation to a different street or mall), partially offset by $4.7 million in sales from new store openings. We began the first fiscal six months of 2008 with 1,034 retail locations and had a net decrease of 16 locations during the period to end the period with 1,018 locations. This compares with 1,003 locations at the end of the first fiscal six months of 2007.

        Revenues for the first fiscal six months of 2007 include $1.6 million of service fees charged to Polo under a short-term transition service agreement entered into with Polo at the time of the sale of the Polo Jeans Company business. These revenues are based on contractual monthly and per-unit fees as set forth in the agreement. Of this amount, $1.1 million was recorded in the wholesale better apparel segment, $0.2 million was recorded in the wholesale jeanswear segment and $0.3 million was recorded in the licensing and other segment.

        Revenues for the first fiscal six months of 2008 include $0.6 million in the licensing and other segment of service fees charged to Barneys under a short-term transition services agreement entered into with Barneys at the time of the sale of Barneys. These revenues are based on contractual monthly fees as set forth in the agreement. The agreement ended in May 2008.

        Gross Profit. The gross profit margin increased to 33.4% in the first fiscal six months of 2008 compared with 33.1% in the first fiscal six months of 2007.

        Wholesale better apparel gross profit margins were 33.2% and 35.3% for the first fiscal six months of 2008 and 2007, respectively. The decrease was due to higher levels of sales to off-price retailers in our suit and dress product lines.

        Wholesale jeanswear gross profit margins were 22.7% and 21.4% for the first fiscal six months of 2008 and 2007, respectively. Margins were positively impacted in the current period by lower levels of air shipments in the current period, offset by higher levels of sales to off-price retailers. Margins were negatively impacted in the prior period by high levels of vendor allowances to clear inventory for the lower-margin moderate brands we planned to exit or sell.

        Wholesale footwear and accessories gross profit margins were 26.0% and 28.6% for the first fiscal six months of 2008 and 2007, respectively. The decrease was due to higher levels of sales to off-price retailers to liquidate excess inventory, growth in our lower-margin international business and increased production costs in China in the current period.

        Retail gross profit margins were 51.6% and 48.7% for the first fiscal six months of 2008 and 2007, respectively. The increase was primarily the result of a less promotional environment and lower levels of excess footwear inventory liquidation in the current period (the prior period included the liquidation of inventory related to the closing of all our Stein Mart retail locations).

        Selling, General and Administrative Expenses. SG&A expenses were $537.6 million in the first fiscal six months of 2008 and $544.9 million in the first fiscal six months of 2007. Wholesale better apparel SG&A expenses decreased $12.7 million, primarily from $4.6 million of cost savings realized in the current period by discontinuing the Anne Klein designer line and $6.6 million of expenses relating to the closing of our Bristol, Pennsylvania warehouse that were recorded in the prior period. Wholesale jeanswear SG&A expenses decreased $9.7 million, primarily from cost savings resulting from exiting of some of our moderate apparel product lines during 2007 that were partially offset by $4.1 million of additional bad debt expense related to the Goody's bankruptcy filing. These decreases were partially offset by a $10.1 million increase in wholesale footwear and accessories SG&A expenses, primarily due a $4.2 million increase in salary and employee benefit costs, a $1.8 million increase in advertising costs and a $1.7 million increase in severance costs.

        Operating Income. The resulting operating income from continuing operations for the first fiscal six months of 2008 was $65.5 million compared with $11.0 million for the first fiscal six months of 2007, due to the factors described above and the $69.0 million of trademark impairments and $30.4 million of losses on assets held for sale recorded in the previous period.

        Net Interest Expense. Net interest expense from continuing operations was $19.6 million in the first fiscal six months of 2008 compared with $27.4 million in the first fiscal six months of 2007. The decrease was primarily the result of no outstanding borrowings under our credit facilities and higher interest income from higher cash balances during the first fiscal six months of 2008.

        Provision for Income Taxes. The effective income tax rate on continuing operations was 35.4% for the first fiscal six months of 2008 and 53.3% for the first fiscal six months of 2007. Excluding the effects of the trademark impairments and losses on assets held for sale associated with the exit of some of our moderate apparel product lines, the effective tax rate on continuing operations was 35.2% for the first fiscal six months of 2007.

        Net Income and Earnings Per Share. Net income was $30.2 million in the first fiscal six months of 2008 compared with $0.8 million in the first fiscal six months of 2007. Diluted earnings per share for the first fiscal six months of 2008 was $0.35 compared with $0.01 for the first fiscal six months of 2007, on 21.8% fewer shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal capital requirements have been for working capital needs, capital expenditures, dividend payments, acquisition funding and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations and expansion. As of July 5, 2008, total cash and cash equivalents were $322.2 million, an increase of $19.4 million from the $302.8 million reported as of December 31, 2007.

        Cash flows from operating activities of continuing operations provided $98.2 million and used $27.3 million in the first fiscal six months of 2008 and 2007, respectively. The difference was primarily due to changes in inventory and accounts payable levels. Inventory decreased in the current period compared with an increase in the prior period due to the liquidation of product lines that are being exited or scaled back as part of the moderate sportswear restructuring, a reduction in footwear inventories due to better inventory management, a reduction in jeanswear replenishment inventories, the liquidation of existing l.e.i. inventory in order to reposition the brand as an exclusive to Wal-Mart and lower levels of in-transit inventory. Accounts payable experienced a smaller decrease in the current period than the prior period due to the payment of payables in the prior period relating to the sale of our Polo Jeans Company business to Polo and lower levels of in-transit inventory in the current period.

        Cash flows from investing activities of continuing operations used $51.4 million and $44.9 million in the first fiscal six months of 2008 and 2007, respectively. The difference was primarily due to our $20.0 million investment in GRI during the current period, partially offset by the proceeds from the sale of our Mexican operations and lower levels of capital expenditures in the current period.

        Cash flows from financing activities of continuing operations used $25.7 million in the first fiscal quarter of 2008, primarily for the payment of dividends to our common shareholders.

        Cash flows from financing activities from continuing operations provided $58.9 million in the first fiscal six months of 2007, primarily from borrowings under our Senior Credit Facilities offset by the payment of dividends to our common shareholders. The credit facility borrowings were primarily used for working capital needs. On July 2, 2007, we redeemed all of our outstanding Barneys 9% Senior Secured Notes Due 2008 at par for a total payment of $3.8 million, which is reported under net cash provided by financing activities of discontinued operations.

        We repurchased no common stock on the open market during the first fiscal six months of 2007 and 2008. As of July 5, 2008, $304.1 million of Board authorized repurchases was still available. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition. On June 10, 2008, we received a final delivery of 3.2 million shares upon the conclusion of the ASR program. No cash was required to complete the final delivery of shares. We also received approximately $1.0 million from Goldman as the final settlement of the ASR program, which has been recorded as a reduction of the cost of the shares acquired under the ASR. The combined average price for the shares delivered under the ASR was $19.00 per share.

        Proceeds from the issuance of common stock to our employees exercising stock options amounted to $10.3 million in the first fiscal six months of 2007.

        Prior to June 6, 2008, we had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.75 billion under Senior Credit Facilities. These facilities, of which the entire amount was available for letters of credit or cash borrowings, provided for a $1.0 billion five-year revolving credit facility expiring in June 2009 and a $750.0 million five-year revolving credit facility expiring in June 2010. On June 6, 2008, we amended these facilities. The terms and conditions of the credit facilities remain substantially unchanged, except for modification of the pricing provisions and certain covenants and reduction of the aggregate commitment under the $1.0 billion facility to $500.0 million. At July 5, 2008, $236.6 million of letters of credit were outstanding under the credit facility that expires in June 2009 and no amounts were outstanding under the credit facility that expires in June 2010. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The amended Senior Credit Facilities are unsecured and require us to satisfy a minimum Interest Coverage Ratio, a maximum Covenant Debt to EBITDA Ratio and a minimum Asset Coverage Ratio (each as defined in the Restated Credit Agreements), and contain covenants limiting our ability to (1) incur debt and guaranty obligations, (2) incur liens, (3) make loans, advances, investments and acquisitions, (4) merge or liquidate, (5) sell or transfer assets, (6) pay dividends, repurchase shares, or make distributions to stockholders, and (7) engage in transactions with affiliates.

        At July 5, 2008, we also had uncommitted unsecured lines of credit available for up to $106.6 million of letters of credit, under which an aggregate of $28.6 million was outstanding. At April 5, 2008, we also had a C$10.0 million unsecured line of credit in Canada, under which C$0.2 million of letters of credit were outstanding.

        On July 30, 2008, we announced that the Board of Directors had declared a quarterly cash dividend of $0.14 per share to all common stockholders of record as of August 15, 2008 for payment on August 29, 2008.

        On June 9, 2008, Goody's filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. As a result, we increased our reserve for doubtful accounts by $4.1 million during the second fiscal quarter of 2008. Due to the current and expected future economic conditions in the United States, we may experience increased risk related to the collectibility of our accounts receivable and we may increase our reserve for doubtful accounts during the remainder of 2008 should other of our wholesale customers experience significant financial difficulties. We believe the increased risk of customer default will not materially impact our liquidity.

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

        The primary interest rate exposures on floating rate financing arrangements are with respect to United States and Canadian short-term interest rates. We had approximately $1.3 billion in variable rate credit facilities available at July 5, 2008, under which no cash borrowings were outstanding at July 5, 2008.

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

        We have made changes to our internal controls and procedures over financial reporting to address the implementation of SAP, an enterprise resource planning ("ERP") system. SAP will integrate our operational and financial systems and expand the functionality of our financial reporting processes. We began the process of implementing SAP throughout Jones Apparel Group, Inc. and our consolidated subsidiaries during the fourth quarter of 2006. During the second fiscal quarter of 2008, our Energie business was converted to this system. We have adequately controlled the transition to the new processes and controls, with no negative impact to our internal control environment. We expect to continue the implementation of this system to all locations over a multi-year period. As the phased implementation occurs, we will experience changes in internal control over financial reporting each quarter. We expect this ERP system to further advance our control environment by automating manual processes, improving management visibility and standardizing processes as its full capabilities are utilized.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        We have been named as a defendant in various actions and proceedings arising from our ordinary business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in our opinion, any such liability will not have a material adverse financial effect on us.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        The following table sets forth the repurchases of our common stock for the fiscal quarter ended July 5, 2008.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 6, 2008 to May 3, 2008	-	-	-	$303,078,306
May 4, 2008 to May 31, 2008	-	-	-	$303,078,306
June 1, 2008 to July 5, 2008	3,151,892	N/A(1)	3,151,892	$304,132,220
Total	3,151,892	N/A(1)	3,151,892	$304,132,220

(1)	On September 6, 2007, we entered into an ASR agreement with Goldman, Sachs & Co. ("Goldman") to repurchase $400 million of our outstanding common stock. Purchases under the ASR were subject to collar provisions that established minimum and maximum numbers of shares based generally on the volume-weighted average price of our common stock during the term of the ASR program. Final settlement of the ASR program was scheduled for no later than July 19, 2008 and could occur earlier at the option of Goldman or later under certain circumstances. Through June 5, 2008, 17,926,388 shares had been delivered to us by Goldman under the terms of the ASR. On June 5, 2008, Goldman informed us that it had concluded the ASR. As a result, we received a final delivery of 3,151,892 shares on June 10, 2008, bringing the aggregate number of shares received under the ASR program to 21,078,280 shares. No cash was required to complete the final delivery of shares. We also received approximately $1.0 million from Goldman as the final settlement of the ASR program, which has been recorded as a reduction of the cost of the shares acquired under the ASR. The combined average price for the shares delivered under the ASR was $19.00 per share.

Item 4. Submission of Matters to a Vote of Securities Holders

        The 2008 Annual Meeting of Stockholders was held on May 21, 2008. The proposals submitted to the vote of the stockholders and the results of the votes were as follows:

	For	Against	Abstain	Broker Non-Votes
Election of Directors
Wesley R. Card	76,350,605	4,587,439	589,843	*
Sidney Kimmel	74,791,146	6,145,699	591,042	*
Matthew H. Kamens	72,131,689	8,797,932	598,267	*
J. Robert Kerrey	75,434,021	5,498,687	595,179	*
Ann N. Reese	77,985,551	2,948,061	594,275	*
Gerald C. Crotty	76,231,522	4,701,625	594,739	*
Lowell W. Robinson	78,932,044	2,001,463	594,380	*
Donna F. Zarcone	78,892,888	2,040,884	594,115	*
Ratification of the selection of BDO Seidman, LLP as our independent registered public accountants for 2008	78,960,867	1,999,301	597,718	*
Shareholder proposal regarding advisory vote on executive compensation	32,876,128	43,294,628	1,272,674	4,084,457

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

JONES APPAREL GROUP, INC.
(Registrant)

Date: July 30, 2008	By /s/ Wesley R. Card WESLEY R. CARD President and Chief Executive Officer By /s/ John T. McClain JOHN T. McCLAIN Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32[o]	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________
* Filed herewith.
o Furnished herewith.