Form 10-Q
period 2008-10-04
JONES APPAREL GROUP INC
filed 2008-10-29
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2008

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock $.01 par value	Outstanding at October 28, 2008 83,426,247

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Jones Apparel Group, Inc.
Consolidated Balance Sheets (Unaudited)
(All amounts in millions, except per share data)

	October 4, 2008	October 6, 2007	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 200.3	$ 109.0	$ 302.8
Accounts receivable	474.6	505.9	337.0
Inventories	547.9	590.3	523.9
Prepaid income taxes	7.8	-	30.6
Deferred taxes	25.4	57.3	33.9
Prepaid expenses and other current assets	57.8	63.6	65.9

TOTAL CURRENT ASSETS	1,313.8	1,326.1	1,294.1
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $467.9, $433.3 and $439.7	306.7	297.5	312.1
GOODWILL	973.9	1,051.9	973.9
OTHER INTANGIBLES, at cost, less accumulated amortization	616.7	626.1	618.0
DEFERRED TAXES	-	6.3	-
OTHER ASSETS	56.6	53.8	38.5

	$ 3,267.7	$ 3,361.7	$ 3,236.6

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease obligations	$ 3.5	$ 4.5	$ 4.8
Accounts payable	222.9	190.9	223.6
Income taxes payable	15.2	55.5	20.4
Accrued employee compensation and benefits	35.8	43.2	40.2
Accrued restructuring and severance payments	12.8	21.3	23.0
Accrued expenses and other current liabilities	83.8	101.4	83.6

TOTAL CURRENT LIABILITIES	374.0	416.8	395.6

NONCURRENT LIABILITIES:
Long-term debt	749.4	749.4	749.4
Obligations under capital leases	30.0	29.6	28.3
Deferred taxes	19.8	-	-
Other	68.7	72.3	66.5

TOTAL NONCURRENT LIABILITIES	867.9	851.3	844.2

TOTAL LIABILITIES	1,241.9	1,268.1	1,239.8

COMMITMENTS AND CONTINGENCIES	-	-	-
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-	-	-
Common stock, $.01 par value - shares authorized 200.0; issued 154.9, 153.5 and 153.6	1.5	1.5	1.5
Additional paid-in capital	1,349.4	1,257.9	1,339.7
Retained earnings	2,502.5	2,582.6	2,480.8
Accumulated other comprehensive (loss) income	(1.3)	(1.4)	2.1
Treasury stock, 71.5, 65.8 and 68.3 shares, at cost	(1,826.3)	(1,747.0)	(1,827.3)

TOTAL STOCKHOLDERS' EQUITY	2,025.8	2,093.6	1,996.8

	$ 3,267.7	$ 3,361.7	$ 3,236.6

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Operations (Unaudited)
(All amounts in millions, except per share data)

	Fiscal Quarter Ended		Fiscal Nine Months Ended
	October 4, 2008	October 6, 2007	October 4, 2008	October 6, 2007

Net sales	$ 948.6	$ 1,011.8	$ 2,732.2	$ 2,970.8
Licensing income	16.0	15.4	36.5	36.8
Service and other revenue	0.1	0.4	0.8	2.3

Total revenues	964.7	1,027.6	2,769.5	3,009.9
Cost of goods sold	641.4	701.1	1,843.2	2,028.1

Gross profit	323.3	326.5	926.3	981.8
Selling, general and administrative expenses	271.5	286.2	809.1	831.2
Trademark impairments	-	11.5	-	80.5
Reversal of losses on assets held for sale	-	30.4	-	-

Operating income	51.8	59.2	117.2	70.1
Interest income	1.6	1.0	6.3	1.7
Interest expense and financing costs	12.1	13.7	36.3	41.7
Gain on sale of interest in Australian joint venture	-	-	0.8	-
Equity in (loss) earnings of unconsolidated affiliates	(0.4)	1.0	(0.4)	3.1

Income from continuing operations before provision for income taxes	40.9	47.5	87.6	33.2
Provision (benefit) for income taxes	14.6	(90.9)	31.1	(98.5)

Income from continuing operations	26.3	138.4	56.5	131.7
Income from discontinued operations, net of tax	1.0	261.7	1.0	269.2

Net income	$ 27.3	$ 400.1	$ 57.5	$ 400.9

Earnings per share
Basic
Income from continuing operations	$ 0.32	$ 1.39	$ 0.68	$ 1.26
Income from discontinued operations	0.01	2.62	0.01	2.57

Basic earnings per share	$ 0.33	$ 4.01	$ 0.69	$ 3.83

Diluted
Income from continuing operations	$ 0.32	$1.37	$ 0.67	$1.24
Income from discontinued operations	0.01	2.60	0.01	2.53

Basic earnings per share	$ 0.33	$3.97	$ 0.68	$3.77

Weighted average common shares and share equivalents outstanding
Basic	81.6	99.7	83.4	104.6
Diluted	83.0	100.7	84.4	106.3
Dividends declared per share	$0.14	$0.14	$0.42	$0.42

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)
(All amounts in millions, except per share data)

	Number of common shares outstanding	Total stock- holders' equity	Common stock	Additional paid-in capital	Retained earnings	Accumu- lated other compre- hensive income (loss)	Treasury stock
Balance, January 1, 2007	107.9	$ 2,211.6	$ 1.5	$ 1,320.0	$ 2,226.4	$ (5.9)	$ (1,330.4)
Fiscal nine months ended October 6, 2007:
Comprehensive income:
Net income	-	400.9	-	-	400.9	-	-
Change in fair value of cash flow hedges, net of $1.7 tax	-	(2.4)	-	-	-	(2.4)	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.1 tax	-	(0.4)	-	-	-	(0.4)	-
Foreign currency translation adjustments	-	7.3	-	-	-	7.3	-

Total comprehensive income		405.4

Forfeitures of restricted stock held by employees, net of issuances	(0.2)	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	5.5	-	5.5	-	-	-
Exercise of employee stock options	0.5	11.1	-	11.1	-	-	-
Excess tax benefits from share-based payment arrangements	-	1.6	-	1.6	-	-	-
Dividends on common stock ($0.42 per share)	-	(45.3)	-	-	(45.3)	-	-
Treasury stock acquired	(20.5)	(496.9)	-	(80.3)	-	-	(416.6)
Other	-	0.6	-	-	0.6	-	-

Balance, October 6, 2007	87.7	$ 2,093.6	$ 1.5	$ 1,257.9	$ 2,582.6	$ (1.4)	$ (1,747.0)

Balance, January 1, 2008	$ 85.3	$ 1,996.8	$ 1.5	$ 1,339.7	$ 2,480.8	$ 2.1	$ (1,827.3)
Fiscal nine months ended October 4, 2008
Comprehensive income:
Net income	-	57.5	-	-	57.5	-	-
Change in fair value of cash flow hedges, net of $0.3 tax benefit	-	0.4	-	-	-	0.4	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.4 tax benefit	-	0.7	-	-	-	0.7	-
Foreign currency translation adjustments	-	(4.5)	-	-	-	(4.5)	-

Total comprehensive income		54.1

Issuance of restricted stock to employees, net of forfeitures	1.3	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	11.0	-	11.0	-	-	-
Treasury stock acquired	(3.2)	1.0	-	-	-	-	1.0
Exercise of employee stock options	-	0.1	-	0.1	-	-	-
Excess tax benefits from share-based payment arrangements	-	(1.4)	-	(1.4)	-	-	-
Dividends on common stock ($0.42 per share)	-	(35.8)	-	-	(35.8)	-	-

Balance, October 4, 2008	83.4	$ 2,025.8	$ 1.5	$ 1,349.4	$ 2,502.5	$ (1.3)	$ (1,826.3)

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(All amounts in millions)

	Fiscal Nine Months Ended
	October 4, 2008	October 6, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 57.5	$ 400.9
Less: income from discontinued operations	(1.0)	(269.2)

Income from continuing operations	$56.5	131.7

Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities, net of acquisitions and divestitures:
Amortization expense in connection with employee stock options and restricted stock	11.0	12.3
Depreciation and other amortization	61.7	55.9
Trademark impairments	-	80.5
Equity in earnings of unconsolidated affiliates	0.4	(3.1)
Provision for losses on accounts receivable	8.7	2.3
Deferred taxes	28.9	(18.4)
Other items, net	1.1	1.1
Changes in operating assets and liabilities:
Accounts receivable	(147.1)	(148.5)
Inventories	(25.4)	(56.7)
Prepaid expenses and other current assets	7.5	8.4
Other assets	(0.4)	0.9
Accounts payable	(0.7)	(88.0)
Income taxes payable/prepaid income taxes	15.3	(107.7)
Accrued expenses and other current liabilities	(11.8)	17.7
Other liabilities	2.2	0.1

Total adjustments	(48.6)	(243.2)

Net cash provided by (used in) operating activities of continuing operations	7.9	(111.5)
Net cash provided by operating activities of discontinued operations	-	38.9

Net cash provided by (used in) operating activities	7.9	(72.6)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of Barneys, net of cash sold and selling costs	-	858.7
Capital expenditures	(56.8)	(79.0)
Investment in GRI	(20.2)	-
Acquisition-related costs	(0.2)	-
Proceeds from sales of assets	7.3	2.8

Net cash (used in) provided by investing activities of continuing operations	(69.9)	782.5
Net cash used in investing activities of discontinued operations	-	(40.5)

Net cash (used in) provided by investing activities	(69.9)	742.0

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under credit facilities	-	(100.0)
Principal payments on capital leases	(3.6)	(2.9)
Purchases of treasury stock	1.0	(496.9)
Dividends paid	(35.8)	(45.3)
Proceeds from exercise of employee stock options	0.1	11.1
Net cash advances to discontinued operations	-	(21.8)
Repayment of acquired debt	(0.2)	-
Excess tax benefits from share-based payment arrangements	-	2.4

Net cash used in financing activities of continuing operations	(38.5)	(653.4)
Net cash provided by financing activities of discontinued operations	-	18.0

Net cash used in financing activities	(38.5)	(635.4)

EFFECT OF EXCHANGE RATES ON CASH	(2.0)	3.5

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(102.5)	37.5
CASH AND CASH EQUIVALENTS, BEGINNING, including $7.2 reported under assets held for sale in 2007	302.8	71.5

CASH AND CASH EQUIVALENTS, ENDING	$ 200.3	$ 109.0

See accompanying notes to consolidated financial statements

JONES APPAREL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of Jones Apparel Group, Inc. and its subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the footnotes thereto included within our Annual Report on Form 10-K.

        In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations of Barneys have been reported as discontinued operations. We classify as discontinued operations for all periods presented any component of our business that we believe is probable of being sold or has been sold that has operations and cash flows that are clearly distinguishable operationally and for financial reporting purposes. For those components, we have no significant continuing involvement after disposal and their operations and cash flows are eliminated from our ongoing operations.

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

ACCOUNTS RECEIVABLE

        Accounts receivable consist of the following:

(In millions)	October 4, 2008	October 6, 2007	December 31, 2007
Trade accounts receivable	$ 519.9	$ 545.7	$ 365.5
Allowances for doubtful accounts, returns, discounts and co-op advertising	(45.3)	(39.8)	(28.5)

	$ 474.6	$ 505.9	$ 337.0

INVENTORIES

        Inventories are summarized as follows:

(In millions)	October 4, 2008	October 6, 2007	December 31, 2007
Raw materials	$ 0.6	$ 0.9	$ 0.3
Work in process	-	5.5	1.5
Finished goods	547.3	583.9	522.1

	$ 547.9	$ 590.3	$ 523.9

EARNINGS PER SHARE

        The computation of basic and diluted earnings per share is as follows:

	Fiscal Quarter Ended		Fiscal Nine Months Ended
(In millions, except per share amounts)	October 4, 2008	October 6, 2007	October 4, 2008	October 6, 2007

Income from continuing operations	$ 26.3	$ 138.4	$ 56.5	$ 131.7
Income from discontinued operations	1.0	261.7	1.0	269.2

Net income	$ 27.3	$ 400.1	$ 57.5	$ 400.9

Weighted average common shares outstanding - basic	81.6	99.7	83.4	104.6
Effect of dilutive employee stock options and restricted stock	1.4	1.0	1.0	1.7

Weighted average common shares and share equivalents outstanding - diluted	83.0	100.7	84.4	106.3

Earnings per share - basic
Income from continuing operations	$ 0.32	$ 1.39	$ 0.68	$ 1.26
Income from discontinued operations	0.01	2.62	0.01	2.57

Basic earnings per share	$ 0.33	$ 4.01	$ 0.69	$ 3.83

Earnings per share - diluted
Income from continuing operations	$ 0.32	$ 1.37	$ 0.67	$ 1.24
Income from discontinued operations	0.01	2.60	0.01	2.53

Diluted earnings per share	$ 0.33	$ 3.97	$ 0.68	$3.77

TRADEMARK IMPAIRMENTS

        On May 1, 2007, we made the strategic decision to exit or sell some of our moderate product lines by year end 2007 as a result of the continued trend of our moderate customers towards differentiated product offerings. As a result of this exit, we renamed our wholesale moderate apparel segment as our wholesale jeanswear segment to better reflect the products we produce in that segment. We believed that exiting these product lines would strengthen our future operating results and allow us to focus primarily on growth opportunities in our remaining wholesale product lines, which operate at substantially higher margins. This decision did not impact our denim and junior division labels such as Gloria Vanderbilt, l.e.i., Energie, GLO, Jeanstar, Grane and others, which are also reported in the wholesale jeanswear segment. As a result of the loss of these projected revenues, we recorded impairments for our Norton McNaughton and Erika trademarks of $80.5 million during the fiscal nine months ended October 6, 2007.

DISCONTINUED OPERATIONS

        On September 6, 2007, we completed the sale of Barneys to an affiliate of Istithmar PJSC. In the fiscal quarter ended October 6, 2007, we recognized a net after-tax gain on the sale of $258.2 million, which was subject to certain working capital adjustments. In the fiscal quarter ended December 31, 2007, we adjusted this after-tax gain downward by $4.0 million to account for the final working capital adjustment. In the fiscal nine months ended October 4, 2008, we reached final settlement on certain liabilities remaining from the sale, resulting in an additional after-tax gain of $1.0 million. In accordance with the provisions of SFAS No. 144, the results of operations of Barneys have been reported as discontinued operations. Operating results of Barneys for the fiscal quarter and nine months ended October 6, 2007, which were formerly included in our retail segment, are summarized as follows:

	Fiscal Quarter Ended		Fiscal Nine Months Ended
(In millions)	October 4, 2008	October 6, 2007	October 4, 2008	October 6, 2007

Total revenues	$ -	$ 113.2	$ -	$ 452.1

Income from operations of Barneys before provision for income taxes	$ -	$ 6.4	$ -	$ 22.0
Provision for income taxes	-	2.9	-	11.0

Income from operations of Barneys	-	3.5	-	11.0

Gain on sale of Barneys before provision for income taxes[1]	1.5	395.8	1.5	395.8
Provision for income taxes	0.5	137.6	0.5	137.6

Gain on sale of Barneys	1.0	258.2	1.0	258.2

Income from discontinued operations	$ 1.0	$ 261.7	$ 1.0	$ 269.2

        1 Amounts reported for 2007 are net of $247.4 million of goodwill allocated to Barneys.

        We allocated $1.5 million and $5.5 million of interest expense to discontinued operations for the fiscal quarter and nine months ended October 6, 2007, respectively, based on the weighted-average monthly borrowing rate under our senior credit facilities applied to the average net monthly balance of funds that had been advanced to Barneys.

ACCRUED RESTRUCTURING COSTS

        On September 12, 2006, we announced the closing of certain El Paso, Texas and Mexican operations related to the decision by Polo to discontinue the Polo Jeans Company product line (the "manufacturing restructuring"), which we produced for Polo subsequent to the sale of the Polo Jeans Company business to Polo in February 2006. In connection with the closings, we incurred $7.0 million of one-time termination benefits and associated employee costs for 1,838 employees and $1.4 million of other costs. Of this amount, $2.8 million has been recorded as a selling, general and administrative expense and $5.6 million was recorded as cost of sales in the wholesale jeanswear segment. At that time, we determined the estimated fair value of the property, plant and equipment employed in Mexico was less than its carrying value. As a result, we recorded an impairment loss of $8.6 million, which was reported as cost of sales in the wholesale jeanswear segment in 2006. The closings were substantially completed by the end of March 2007. On May 8, 2008, we sold the Mexican operations for $5.9 million, resulting in a gain of $0.2 million.

        In connection with the exit and reorganization of certain moderate apparel product lines, we decided to close certain New York offices, and on October 9, 2007, we announced the closing of warehouse facilities in Goose Creek, South Carolina. We recorded $8.9 million of one-time termination benefits and associated employee costs for approximately 440 employees and $0.8 million of lease obligations. These closings were substantially complete by the end of February 2008.

        On October 17, 2007, we announced the closing of warehouse facilities in Edison, New Jersey. We recorded $3.3 million of one-time termination benefits and associated employee costs for approximately 160 employees. The closing was substantially complete by the end of June 2008.

        The accruals of restructuring costs and liabilities, of which $3.4 million and $7.1 million are included in accrued restructuring and severance payments and $1.2 million and $1.2 million are included in other noncurrent liabilities at October 4, 2008 and October 6, 2007, respectively, are as follows:

(In millions)	Severance and other employee costs	Closing of retail stores and consolidation of facilities	Manufacturing restructuring	Total
Balance, January 1, 2007	$ 1.4	$ 1.6	$ 3.4	$ 6.4
Net additions	6.7	-	1.6	8.3
Payments and reductions	(2.3)	(0.4)	(3.7)	(6.4)

Balance, October 6, 2007	$ 5.8	$ 1.2	$ 1.3	$ 8.3

Balance, January 1, 2008	$ 8.7	$ 1.1	$ 1.2	$ 11.0
Net additions (reversals)	0.1	0.8	(0.1)	0.8
Payments and reductions	(6.3)	(0.5)	(0.4)	(7.2)

Balance, October 4, 2008	$ 2.5	$ 1.4	$ 0.7	$ 4.6

        Estimated severance payments and other employee costs of $2.5 million accrued at October 4, 2008 relate to the remaining estimated severance and related costs for 187 employees at locations closed or to be closed. Employee groups affected (totaling approximately 770 employees) include administrative, warehouse and management personnel. During the fiscal nine months ended October 4, 2008 and October 6, 2007, $6.3 million and $2.3 million, respectively, of the reserve was utilized (relating to partial or full severance and related costs for 431 and 524 employees, respectively).

        The $0.1 million net addition during the fiscal nine months ended October 4, 2008 is related to the exit from and reorganization of certain moderate apparel product lines, which is reported as a $0.4 million selling, general and administrative expense in the wholesale jeanswear segment and a $0.3 million reversal of selling, general and administrative expenses in the wholesale better apparel segment.

        During the fiscal nine months ended October 6, 2007, we recorded $6.7 million of severance and related costs relating to the exit from and reorganization of certain moderate apparel product lines as a selling, general and administrative expense in the wholesale jeanswear segment and $0.1 million of severance and related costs relating to the closing of our Anne Klein retail locations as a selling, general and administrative expense in the retail segment.

        The $1.4 million accrued at October 4, 2008 for the consolidation of facilities relates to expected costs to be incurred, including lease obligations, for closing certain acquired facilities in connection with consolidating their operations into our other existing facilities. During the fiscal nine months ended October 6, 2007, we recorded $0.8 million relating to the remaining lease obligations for one of the closed warehouse facilities in Goose Creek, South Carolina as a selling, general and administrative expense in the wholesale jeanswear segment.

        The details of the manufacturing restructuring accruals are as follows:

(In millions)	One-time termination benefits	Other associated costs	Total manufacturing restructuring
Balance, January 1, 2007	$ 2.8	$ 0.6	$ 3.4
Additions	1.0	0.6	1.6
Payments and reductions	(3.4)	(0.3)	(3.7)

Balance, October 6, 2007	$ 0.4	$ 0.9	$ 1.3

Balance, January 1, 2008	$ 0.3	$ 0.9	$ 1.2
Net reversals	(0.1)	-	(0.1)
Payments and reductions	(0.1)	(0.3)	(0.4)

Balance, October 4, 2008	$ 0.1	$ 0.6	$ 0.7

        The $0.7 million accrued at October 4, 2008 represents $0.1 million of one-time termination benefits for three employees and $0.6 million of legal fees and related costs. During the fiscal nine months ended October 4, 2008 and October 6, 2007, $0.1 million and $3.4 million, respectively, of the termination benefits reserve was utilized (relating to partial or full severance for one and 122 employees, respectively).

        Of the $1.6 million addition recorded in the fiscal nine months ended October 6, 2007, $1.0 million was recorded as cost of sales and $0.6 million was recorded as a selling, general and administrative expense in the wholesale jeanswear segment. The $0.1 million net reversal in the fiscal nine months ended October 4, 2008 was recorded as a reduction of selling, general and administrative expenses in the wholesale jeanswear segment.

        Additional restructuring costs may result as we continue to evaluate and assess the impact of duplicate responsibilities, warehouses and office locations. Any additional costs will be charged to operations in the period in which they occur.

CREDIT FACILITIES

        Prior to June 6, 2008, we had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.75 billion under Senior Credit Facilities. These facilities, consisting of a $1.0 billion five-year revolving credit facility expiring in June 2009 and a $750.0 million five-year revolving credit facility expiring in June 2010, could be used for letters of credit or cash borrowings . On June 6, 2008, we amended these facilities. The terms and conditions of the credit facilities remain substantially unchanged, except for modification of the pricing provisions and certain covenants and reduction of the aggregate commitment under the $1.0 billion facility to $500.0 million. At October 4, 2008, $195.7 million of letters of credit were outstanding under the credit facility that expires in June 2009 and no amounts were outstanding under the credit facility that expires in June 2010. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The amended Senior Credit Facilities are unsecured and require us to satisfy a minimum Interest Coverage Ratio, a maximum Covenant Debt to EBITDA Ratio and a minimum Asset Coverage Ratio (each as defined in the Restated Credit Agreements), and contain covenants limiting our ability to (1) incur debt and guaranty obligations, (2) incur liens, (3) make loans, advances, investments and acquisitions, (4) merge or liquidate, (5) sell or transfer assets, (6) pay dividends, repurchase shares, or make distributions to stockholders, and (7) engage in transactions with affiliates.  At October 4, 2008, we were in compliance with all of our covenants.

        At October 4, 2008, we also had uncommitted unsecured lines of credit available for up to $106.6 million of letters of credit, under which an aggregate of $21.5 million was outstanding. At October 4, 2008, we also had a C$10.0 million unsecured line of credit in Canada, under which C$0.2 million of letters of credit were outstanding.

FAIR VALUES

        We adopted SFAS No. 157, "Fair Value Measurements," on January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework, creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements, and details the disclosures that are required for items measured at fair value. Under SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," entities are permitted to choose to measure many financial instruments and certain other items at fair value. We did not elect the fair value measurement option under SFAS No. 159 for any of our financial assets or liabilities

        We have several financial instruments that must be measured under the new fair value standard, including derivatives, the assets and liabilities of the Jones Apparel Group, Inc. Deferred Compensation Plan (the "Rabbi Trust") and deferred director fees that are valued based on the quoted market price of our common stock. We currently do not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis. Our financial assets and liabilities are to be measured using inputs from the three levels of the fair value hierarchy, which are as follows:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis at October 4, 2008.

(In millions) Description	Classification	Value at October 4, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Rabbi Trust assets	Other current assets	$ 7.7	$ 7.7	$ -	$ -

	Total assets	$ 7.7	$ 7.7	$ -	$ -

Rabbi Trust liabilities	Accrued employee compensation and benefits	$ 7.7	$ 7.7	$ -	$ -
Derivatives	Accrued expenses and other current liabilities	-	-	-	-
Deferred director fees	Accrued expenses and other current liabilities	0.6	0.6	-	-

	Total liabilities	$ 8.3	$ 8.3	$ -	$ -

STATEMENT OF CASH FLOWS

Fiscal Nine Months Ended: (In millions)	October 4, 2008	October 6, 2007
Supplemental disclosures of cash flow information for continuing operations:
Cash paid (received) during the period for:
Interest	$ 23.5	$ 29.5
Net income tax (refunds) payments	(15.9)	37.6

Supplemental disclosures of non-cash investing and financing activities for continuing operations:
Property and equipment acquired through capital lease financing	3.7	3.9
Restricted stock issued to employees	20.3	18.7

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

        We are exposed to market risk related to changes in foreign currency exchange rates. We have assets and liabilities denominated in certain foreign currencies, and our Canadian subsidiary purchases a portion of its inventory from suppliers who require payment in U.S. Dollars. To minimize our exposure to changes in exchange rates between the Canadian Dollar and the U.S. Dollar, we hedge a portion of our forecasted Canadian U.S. Dollar-denominated inventory purchases. Changes in fair values of these currency hedges, which we designate as cash flow hedges, are deferred and recorded as a component of accumulated other comprehensive income until the associated hedged transactions impact the statement of operations, at which time the deferred gains and losses are reclassified to cost of sales. At October 4, 2008, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a notional total of US$4.4 million through December 2008. At October 4, 2008, these contracts had no fair value.

        We reclassified $1.1 million of pre-tax losses and $0.1 million of pre-tax gains from foreign currency exchange contracts to cost of sales during the fiscal nine months ended October 4, 2008 and October 6, 2007, respectively. There has been no material ineffectiveness related to our foreign currency exchange contracts as the instruments are designed to be highly effective in offsetting losses and gains on transactions being hedged. If foreign currency exchange rates do not change from their October 4, 2008 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months also will not be material. The actual amounts that will be reclassified to earnings over the next 12 months could vary, however, as a result of changes in market conditions.

PENSION PLANS

Components of Net Periodic Benefit Cost

	Fiscal Quarter Ended		Fiscal Nine Months Ended
(In millions)	October 4, 2008	October 6, 2007	October 4, 2008	October 6, 2007
Interest cost	$ 0.7	$ 0.6	$ 2.0	$ 1.9
Expected return on plan assets	(0.7)	(0.6)	(2.1)	(1.7)
Amortization of net loss	0.2	0.3	0.6	0.8
Settlements	1.6	-	1.6	-

Net periodic benefit cost	$ 1.8	$ 0.3	$ 2.1	$ 1.0

Employer Contributions

        During the fiscal nine months ended October 4, 2008, we contributed $2.3 million to our defined benefit pension plans. We anticipate making an additional $0.2 million contribution during 2008.

COMMON STOCK

        The Board of Directors has authorized several programs to repurchase our common stock from time to time in open market transactions. We repurchased no common stock on the open market during the fiscal nine months ended October 4, 2008 and repurchased $496.9 million during the fiscal nine months ended October 6, 2007, including amounts repurchased under an accelerated stock repurchase ("ASR") program. As of October 4, 2008, $304.1 million of Board authorized repurchases was still available. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition.

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

SEGMENT INFORMATION

        We identify operating segments based on, among other things, differences in products sold and the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operations are comprised of four reportable segments: wholesale better apparel, wholesale jeanswear, wholesale footwear and accessories, and retail. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores and our own retail stores, the retail segment includes operations by our own stores, and income and expenses related to trademarks, licenses and general corporate functions are reported under "licensing, other and eliminations." We define segment profit as operating income before net interest expense, goodwill impairment charges, gains or losses on sales of subsidiaries, equity in earnings of unconsolidated affiliates and income taxes. Summarized below are our revenues and income by reportable segment for the fiscal quarters and nine months ended October 4, 2008 and October 6, 2007. As a result of our exiting certain moderate product lines during 2007, we have renamed our wholesale moderate apparel segment as our wholesale jeanswear segment to better reflect the products we produce in that segment (which include jeanswear labels such as Gloria Vanderbilt, l.e.i., GLO, Bandolino Bleu, Jeanstar and Grane as well as the Energie, Erika and Pappagallo product lines).

(In millions)	Wholesale Better Apparel	Wholesale Jeanswear	Wholesale Footwear & Accessories	Retail	Licensing, Other & Eliminations	Consolidated
For the fiscal quarter ended October 4, 2008
Revenues from external customers	$ 303.8	$ 202.0	$ 269.6	$ 173.2	$ 16.1	$ 964.7
Intersegment revenues	46.8	1.1	27.6	-	(75.5)	-

Total revenues	350.6	203.1	297.2	173.2	(59.4)	964.7

Segment income (loss)	$ 36.4	$ 10.8	$ 30.4	$ (20.1)	$ (5.7)	51.8

Net interest expense						(10.5)
Equity in loss of unconsolidated affiliates						(0.4)

Income from continuing operations before provision for income taxes						$ 40.9

For the fiscal quarter ended October 6, 2007
Revenues from external customers	$ 320.5	$ 246.9	$ 267.8	$ 176.8	$ 15.6	$ 1,027.6
Intersegment revenues	46.9	2.0	24.8	-	(73.7)	-

Total revenues	367.4	248.9	292.6	176.8	(58.1)	1,027.6

Segment income (loss)	$ 44.9	$ (9.9)	$ 40.8	$ (15.3)	$ (31.7)	28.8

Net interest expense						(12.7)
Reversal of losses on assets held for sale						30.4
Equity in earnings of unconsolidated affiliates						1.0

Income from continuing operations before benefit for income taxes						$ 47.5

For the fiscal nine months ended October 4, 2008
Revenues from external customers	$ 870.2	$ 594.9	$ 737.8	$ 529.5	$ 37.1	$ 2,769.5
Intersegment revenues	117.0	3.0	63.3	-	(183.3)	-

Total revenues	987.2	597.9	801.1	529.5	(146.2)	2,769.5

Segment income (loss)	$ 116.7	$ 15.8	$ 61.4	$ (39.4)	$ (37.5)	117.0

Net interest expense						(30.0)
Gain on sale of Mexican operations and interest in Australian joint venture						1.0
Equity in loss of unconsolidated affiliates						(0.4)

Income from continuing operations before provision for income taxes						$ 87.6

For the fiscal nine months ended October 6, 2007
Revenues from external customers	$ 890.4	$ 807.4	$ 732.9	$ 541.9	$ 37.3	$ 3,009.9
Intersegment revenues	125.1	9.2	52.8	-	(187.1)	-

Total revenues	1,015.5	816.6	785.7	541.9	(149.8)	3,009.9

Segment income (loss)	$ 129.9	$ 17.6	$ 92.3	$ (38.9)	$ (130.8)	70.1

Net interest expense						(40.0)
Equity in earnings of unconsolidated affiliates						3.1

Income from continuing operations before benefit for income taxes						$ 33.2

JOINT VENTURES

        We had two joint ventures formed with HCL Technologies Limited ("HCL") to provide us with computer consulting, programming and associated support services. HCL is a global technology and software services company offering a suite of services targeted at technology vendors, software product companies and organizations. We had a 49% ownership interest in each joint venture, which operated under the names HCL Jones Technologies, LLC and HCL Jones Technologies (Bermuda), Ltd. The agreement under which the joint ventures were established terminated in January 2008, the joint ventures have ceased operations, and the parties have adopted plans of liquidation for both joint venture companies.

        We also had a 50% ownership interest in a joint venture with Sutton Development Pty. Ltd. ("Sutton") to operate retail locations in Australia, which operated under the name Nine West Australia Pty Ltd. We sold our interest in this joint venture to Sutton on December 3, 2007 for $20.7 million, which resulted in an initial pre-tax gain of $8.2 million. The sales price was subject to certain working capital adjustments, which resulted in additional sales proceeds and pre-tax gain of $0.8 million in the fiscal nine months ended October 4, 2008.

        The results of these joint ventures were reported under the equity method of accounting.

RACHEL ROY JOINT VENTURE

        On June 10, 2008, we formed a joint venture with Royale Etenia LLC ("Royale") to develop, market and license the New York-based fashion brand Rachel Roy. Under the terms of the agreement, we own a 50% interest in the joint venture, with the remaining interest owned by Royale. The joint venture plans to develop the Rachel Roy brand through continued global expansion of the wholesale business, introduction of new product categories, and stand-alone retail stores in key U.S. and international locations. Rachel Roy will continue to lead the design of the brand. We also assumed the operations and the assets and liabilities of the existing designer collection business formerly operated by Rachel Roy Fashions, Inc. under a license with the new joint venture. These entities are consolidated by us and, accordingly, the results of operations are reflected in our financial statements. In connection with the acquisition, no material assets or liabilities were recorded in this transaction.

INVESTMENT IN GRI GROUP LIMITED

        On June 20, 2008, we acquired a 10% equity interest in GRI Group Limited, an international accessories and apparel brand management and retail-distribution network, for $20.2 million. GRI, which (including its franchisees) operates over 600 points of sale in 12 Asian countries, is the exclusive licensee of several of our brands in Asia, including Nine West, Anne Klein New York, AK Anne Klein, Easy Spirit, Enzo Angiolini and Joan & David. GRI also distributes other ladies apparel, shoes and accessory brands.

        Under the terms of our investment, GRI will be entitled to receive a future cash payment from us of up to $10.0 million if GRI's net income for its fiscal year ending January 31, 2009 exceeds a specified earnings target. Any additional payment will be recorded as an additional investment in GRI but will not increase our 10% equity interest. The results of GRI are reported under the equity method of accounting.

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

Condensed Consolidating Balance Sheets
(In millions)

	October 4, 2008				December 31, 2007
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 183.9	$ 16.4	$ -	$ 200.3	$ 264.0	$ 38.8	$ -	$ 302.8
Accounts receivable	335.9	138.7	-	474.6	205.3	131.7	-	337.0
Inventories	369.2	178.9	(0.2)	547.9	358.5	165.7	(0.3)	523.9
Prepaid income taxes	0.7	0.2	6.9	7.8	1.4	5.2	24.0	30.6
Deferred taxes	9.3	16.1	-	25.4	13.6	19.4	0.9	33.9
Prepaid expenses and other current assets	43.4	14.4	-	57.8	39.7	26.2	-	65.9

TOTAL CURRENT ASSETS	942.4	364.7	6.7	1,313.8	882.5	387.0	24.6	1,294.1

Property, plant and equipment - net	138.4	168.3	-	306.7	161.2	150.9	-	312.1
Due from affiliates	-	1,111.2	(1,111.2)	-	-	971.7	(971.7)	-
Goodwill	972.8	67.6	(66.5)	973.9	972.8	67.6	(66.5)	973.9
Other intangibles - net	0.7	616.0	-	616.7	0.3	617.7	-	618.0
Deferred taxes	20.3	-	(20.3)	-	20.4	-	(19.1)	1.3
Investments in subsidiaries	1,834.0	-	(1,834.0)	-	1,746.8	-	(1,746.8)	-
Other assets	26.4	30.3	(0.1)	56.6	26.2	11.0	-	37.2

	$ 3,935.0	$ 2,358.1	$ (3,025.4)	$ 3,267.7	$ 3,810.2	$ 2,205.9	$ (2,779.5)	$ 3,236.6

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease obligations	$ -	$ 3.5	$ -	$ 3.5	$ 0.6	$ 4.2	$ -	$ 4.8
Accounts payable	150.1	72.8	-	222.9	175.0	48.6	-	223.6
Income taxes payable	21.4	12.4	(18.6)	15.2	19.7	1.0	(0.3)	20.4
Accrued expenses and other current liabilities	85.6	46.8	-	132.4	96.6	50.2	-	146.8

TOTAL CURRENT LIABILITIES	257.1	135.5	(18.6)	374.0	291.9	104.0	(0.3)	395.6

NONCURRENT LIABILITIES:
Long-term debt	749.4	-	-	749.4	749.4	-	-	749.4
Obligations under capital leases	-	30.0	-	30.0	4.3	24.0	-	28.3
Deferred taxes	-	27.7	(7.9)	19.8	-	5.8	(5.8)	-
Due to affiliates	1,111.2	-	(1,111.2)	-	971.7	-	(971.7)	-
Other	53.6	15.1	-	68.7	50.8	15.7	-	66.5

TOTAL NONCURRENT LIABILITIES	1,914.2	72.8	(1,119.1)	867.9	1,776.2	45.5	(977.5)	844.2

TOTAL LIABILITIES	2,171.3	208.3	(1,137.7)	1,241.9	2,068.1	149.5	(977.8)	1,239.8

STOCKHOLDERS' EQUITY:
Common stock and additional paid-in capital	1,350.9	1,709.0	(1,709.0)	1,350.9	1,341.2	1,707.8	(1,707.8)	1,341.2
Retained earnings	2,240.4	436.3	(174.2)	2,502.5	2,226.1	339.7	(85.0)	2,480.8
Accumulated other comprehensive (loss) income	(1.3)	4.5	(4.5)	(1.3)	2.1	8.9	(8.9)	2.1
Treasury stock	(1,826.3)	-	-	(1,826.3)	(1,827.3)	-	-	(1,827.3)

TOTAL STOCKHOLDERS' EQUITY	1,763.7	2,149.8	(1,887.7)	2,025.8	1,742.1	2,056.4	(1,801.7)	1,996.8

	$ 3,935.0	$ 2,358.1	$ (3,025.4)	$ 3,267.7	$ 3,810.2	$ 2,205.9	$ (2,779.5)	$ 3,236.6

Condensed Consolidating Statements of Operations
(In millions)

	Fiscal Quarter Ended October 4, 2008				Fiscal Quarter Ended October 6, 2007
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net sales	$ 710.6	$ 242.9	$ (4.9)	$ 948.6	$ 716.9	$ 299.7	$ (4.8)	$ 1,011.8
Licensing income	-	16.0	-	16.0	-	15.4	-	15.4
Service and other revenue	-	0.1	-	0.1	0.2	0.2	-	0.4

Total revenues	710.6	259.0	(4.9)	964.7	717.1	315.3	(4.8)	1,027.6
Cost of goods sold	471.3	171.4	(1.3)	641.4	467.4	235.2	(1.5)	701.1

Gross profit	239.3	87.6	(3.6)	323.3	249.7	80.1	(3.3)	326.5
Selling, general and administrative expenses	249.3	25.8	(3.6)	271.5	251.8	37.8	(3.4)	286.2
Trademark impairments	-	-	-	-	-	11.5	-	11.5
Reversal of losses on assets held for sale	-	-	-	-	-	30.4	-	30.4

Operating (loss) income	(10.0)	61.8	-	51.8	(2.1)	61.2	0.1	59.2
Net interest (expense) income and financing costs	(12.8)	2.3	-	(10.5)	(17.5)	4.8	-	(12.7)
Equity in (loss) earnings of unconsolidated affiliates	-	(0.3)	(0.1)	(0.4)	-	1.0	-	1.0

(Loss) income from continuing operations before provision for income taxes and equity in earnings of subsidiaries	(22.8)	63.8	(0.1)	40.9	(19.6)	67.0	0.1	47.5
(Benefit) provision for income taxes	(7.0)	21.9	(0.3)	14.6	(114.6)	23.7	-	(90.9)
Equity in earnings of subsidiaries	41.6	-	(41.6)	-	2.4	-	(2.4)	-

Income from continuing operations	25.8	41.9	(41.4)	26.3	97.4	43.3	(2.3)	138.4
Income (loss) from discontinued operations, net of tax	1.0	-	-	1.0	296.2	(34.5)	-	261.7

Net income	$ 26.8	$ 41.9	$ (41.4)	$ 27.3	$ 393.6	$ 8.8	$ (2.3)	$ 400.1

	Fiscal Nine Months Ended October 4, 2008				Fiscal Nine Months Ended October 6, 2007
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net sales	$ 2,036.3	$ 708.8	$ (12.9)	$ 2,732.2	$ 2,042.1	$ 941.8	$ (13.1)	$ 2,970.8
Licensing income	-	36.5	-	36.5	-	36.8	-	36.8
Service and other revenue	0.2	0.6	-	0.8	0.6	1.7	-	2.3

Total revenues	2,036.5	745.9	(12.9)	2,769.5	2,042.7	980.3	(13.1)	3,009.9
Cost of goods sold	1,342.2	508.7	(7.7)	1,843.2	1,321.4	714.1	(7.4)	2,028.1

Gross profit	694.3	237.2	(5.2)	926.3	721.3	266.2	(5.7)	981.8
Selling, general and administrative expenses	716.9	101.5	(9.3)	809.1	726.7	114.0	(9.5)	831.2
Trademark impairments	-	-	-	-	-	80.5	-	80.5

Operating (loss) income	(22.6)	135.7	4.1	117.2	(5.4)	71.7	3.8	70.1
Net interest (expense) income and financing costs	(38.2)	8.2	-	(30.0)	(55.2)	15.2	-	(40.0)
Gain on sale of interest in Australian joint venture	-	0.8	-	0.8	-	-	-	-
Equity in (loss) earnings of unconsolidated affiliates	-	(0.3)	(0.1)	(0.4)	(0.9)	2.0	2.0	3.1

(Loss) income from continuing operations before provision for income taxes and equity in earnings of subsidiaries	(60.8)	144.4	4.0	87.6	(61.5)	88.9	5.8	33.2
(Benefit) provision for income taxes	(15.1)	47.9	(1.7)	31.1	(124.6)	26.2	(0.1)	(98.5)
Equity in earnings of subsidiaries	94.7	-	(94.7)	-	25.0	-	(25.0)	-

Income from continuing operations	49.0	96.5	(89.0)	56.5	88.1	62.7	(19.1)	131.7
Income (loss) from discontinued operations, net of tax	1.0	-	-	1.0	295.8	(26.6)	-	269.2

Net income	$ 50.0	$ 96.5	$ (89.0)	$ 57.5	$ 383.9	$ 36.1	$ (19.1)	$ 400.9

Condensed Consolidating Statements of Cash Flows
(In millions)

	Fiscal Nine Months Ended October 4, 2008				Fiscal Nine Months Ended October 6, 2007
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities of continuing operations	$ (13.1)	$ 21.0	$ -	$ 7.9	$ (122.6)	$ 11.1	$ -	$ (111.5)
Net cash provided by operating activities of discontinued operations	-	-	-	-	-	38.9	-	38.9

Net cash (used in) provided by operating activities	(13.1)	21.0	-	7.9	(122.6)	50.0	-	(72.6)

Cash flows from investing activities:
Net proceeds from sale of Barneys	-	-	-	-	858.7	-	-	858.7
Capital expenditures	(32.0)	(24.8)	-	(56.8)	(43.6)	(35.4)	-	(79.0)
Investment in GRI	-	(20.2)	-	(20.2)	-	-	-	-
Acquisition-related costs	(0.2)	-	-	(0.2)	-	-	-	-
Proceeds from sales of assets	0.5	6.8	-	7.3	0.1	2.7	-	2.8

Net cash (used in) provided by investing activities of continuing operations	(31.7)	(38.2)	-	(69.9)	815.2	(32.7)	-	782.5
Net cash used in investing activities of discontinued operations					-	(40.5)	-	(40.5)

Net cash (used in) provided by investing activities	(31.7)	(38.2)	-	(69.9)	815.2	(73.2)	-	742.0

Cash flows from financing activities:
Net repayments under credit facilities	-	-	-	-	(100.0)	-	-	(100.0)
Principal payments on capital leases	(0.4)	(3.2)	-	(3.6)	(0.6)	(2.3)	-	(2.9)
Purchases of treasury stock	1.0	-	-	1.0	(496.9)	-	-	(496.9)
Dividends paid	(35.8)	-	-	(35.8)	(45.3)	-	-	(45.3)
Proceeds from exercise of employee stock options	0.1	-	-	0.1	11.1	-	-	11.1
Net cash advances to discontinued operations	-	-	-	-	(21.8)	-	-	(21.8)
Repayment of acquired debt	(0.2)	-	-	(0.2)	-	-	-	-
Excess tax benefits from share-based payment arrangements	-	-	-	-	2.4	-	-	2.4

Net cash used in financing activities of continuing operations	(35.3)	(3.2)	-	(38.5)	(651.1)	(2.3)	-	(653.4)
Net cash provided by financing activities of discontinued operations	-	-	-	-	-	18.0	-	18.0

Net cash (used in) provided by financing activities	(35.3)	(3.2)	-	(38.5)	(651.1)	15.7	-	(635.4)

Effect of exchange rates on cash	-	(2.0)	-	(2.0)	-	3.5	-	3.5

Net (decrease) increase in cash and cash equivalents	(80.1)	(22.4)	-	(102.5)	41.5	(4.0)	-	37.5
Cash and cash equivalents, beginning, including cash reported under assets held for sale	264.0	38.8	-	302.8	35.1	36.4	-	71.5

Cash and cash equivalents, ending	$ 183.9	$ 16.4	$ -	$ 200.3	$ 76.6	$ 32.4	$ -	$ 109.0

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion provides information and analysis of our results of operations for the 13 and 40 week periods ended October 4, 2008 (hereinafter referred to as the "third fiscal quarter of 2008" and the "first fiscal nine months of 2008," respectively) and the 13 and 40 week periods ended October 6, 2007 (hereinafter referred to as the "third fiscal quarter of 2007" and the "first fiscal nine months of 2007," respectively), and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

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

        During the first fiscal nine months of 2008, the following significant events took place:

  in February 2008, we announced that Wal-Mart Stores Inc. ("Wal-Mart") would be the exclusive retailer of our l.e.i. brand for juniors, junior plus and girls beginning with the 2008 back-to-school shopping season at Wal-Mart stores nationwide;
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
  in June 2008, we announced that we acquired a minority interest in GRI Group Limited, an international accessories and apparel brand management and retail-distribution network;
  in June 2008, we announced the completion of our accelerated stock repurchase ("ASR") program;
  in July 2008, we announced we had entered into an agreement with New Balance Athletic Shoe, Inc. ("New Balance") to license, create and distribute a fashion-lifestyle footwear collection that brings together New Balance's innovative performance and materials technology with Nine West's renowned fashion styling; and
  on August 5, 2008, Standard & Poor's removed our corporate credit and senior unsecured debt ratings from credit watch and lowered the ratings to BB from BB+. It further lowered the ratings to BB- on October 29, 2008 while maintaining its previously-assigned negative outlook. On October 20, 2008, Moody's lowered our corporate family and probability of default ratings to Ba2 from Ba1 and assigned a ratings outlook of stable..

Rachel Roy Joint Venture

        On June 10, 2008, we formed a joint venture with Royale to develop, market and license the New York-based fashion brand Rachel Roy. Under the terms of the agreement, we own a 50% interest in the joint venture, with the remaining interest owned by Royale. The joint venture plans to develop the Rachel Roy brand through continued global expansion of the wholesale business, introduction of new product categories, and stand-alone retail stores in key U.S. and international locations. Rachel Roy will continue to lead the design of the brand. We also assumed the operations and the assets and liabilities of the existing designer collection business formerly operated by Rachel Roy Fashions, Inc. under a license with the new joint venture. These entities are consolidated by us and, accordingly, the results of operations are reflected in our financial statements. In connection with the acquisition, no material assets or liabilities were recorded in this transaction.

Investment in GRI

        On June 20, 2008, we acquired a 10% equity interest in GRI, an international accessories and apparel brand management and retail-distribution network, for $20.2 million. GRI, which (including its franchisees) operates over 600 points of sale in 12 Asian countries, is the exclusive licensee of several of our brands in Asia, including Nine West, Anne Klein New York, AK Anne Klein, Easy Spirit, Enzo Angiolini and Joan & David. GRI also distributes other ladies apparel, shoes and accessory brands.

        Under the terms of our investment, GRI will be entitled to receive a future cash payment from us of up to $10.0 million if GRI's net income for its fiscal year ending January 31, 2009 exceeds a specified earnings target. Any additional payment will be recorded as an additional investment in GRI but will not increase our 10% equity interest. Based on projected results of GRI for the remainder of 2008, we currently do not anticipate making any additional payments. The results of GRI are reported under the equity method of accounting.

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

        We also announced in February 2008 that Wal-Mart would be the exclusive retailer of our l.e.i. brand for juniors, junior plus and girls beginning with the 2008 back-to-school shopping season at Wal-Mart stores nationwide.

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

Sale of Barneys

        On September 6, 2007, we completed the sale of Barneys to an affiliate of Istithmar PJSC. In accordance with the provisions of SFAS No. 144, the results of operations of Barneys for the fiscal quarter and nine months ended October 6, 2007 have been reported as discontinued operations and the assets and liabilities relating to Barneys have been reclassified as held for sale in the Consolidated Balance Sheet for October 6, 2007.

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

RESULTS OF OPERATIONS

Statements of Operations Stated in Dollars and as a Percentage of Total Revenues
(In millions)	Fiscal Quarter Ended				Fiscal Nine Months Ended
	October 4, 2008		October 6, 2007		October 4, 2008		October 6, 2007
Net sales	$ 948.6	98.3%	$ 1,011.8	98.5%	$ 2,732.2	98.7%	$ 2,970.8	98.7%
Licensing income	16.0	1.7%	15.4	1.5%	36.5	1.3%	36.8	1.2%
Service and other revenue	0.1	0.0%	0.4	0.0%	0.8	0.0%	2.3	0.1%

Total revenues	964.7	100.0%	1,027.6	100.0%	2,769.5	100.0%	3,009.9	100.0%
Cost of goods sold	641.4	66.5%	701.1	68.2%	1,843.2	66.6%	2,028.1	67.4%

Gross profit	323.3	33.5%	326.5	31.8%	926.3	33.4%	981.8	32.6%
Selling, general and administrative expenses	271.5	28.1%	286.2	27.9%	809.1	29.2%	831.2	27.6%
Trademark impairments	-	-	11.5	1.1%	-	-	80.5	2.7%
Reversal of losses on assets held for sale	-	-	30.4	3.0%	-	-	-	-

Operating income	51.8	5.4%	59.2	5.8%	117.2	4.2%	70.1	2.3%
Net interest expense and financing costs	10.5	1.1%	12.7	1.2%	30.0	1.1%	40.0	1.3%
Gain on sale of interest in Australian joint venture	-	-	-	-	0.8	0.0%	-	-
Equity in (loss) earnings of unconsolidated affiliates	(0.4)	(0.0%)	1.0	0.1%	(0.4)	(0.0%)	3.1	0.1%

Income from continuing operations before provision for income taxes	40.9	4.2%	47.5	4.6%	87.6	3.2%	33.2	1.1%
Provision (benefit) for income taxes	14.6	1.5%	(90.9)	(8.8%)	31.1	1.1%	(98.5)	(3.3%)

Income from continuing operations	26.3	2.7%	138.4	13.5%	56.5	2.0%	131.7	4.4%
Income from discontinued operations, net of tax	1.0	0.1%	261.7	25.5%	1.0	0.0%	269.2	8.9%

Net income	$ 27.3	2.8%	$ 400.1	38.9%	$ 57.5	2.1%	$ 400.9	13.3%

Percentage totals may not add due to rounding.

Fiscal Quarter Ended October 4, 2008 Compared to Fiscal Quarter Ended October 6, 2007

        Revenues.  Total revenues for the third fiscal quarter of 2008 were $0.96 billion, compared with $1.03 billion for the third fiscal quarter of 2007, a decrease of 6.1%.

        Revenues by segment were as follows:

(In millions)	Third Fiscal Quarter of 2008	Third Fiscal Quarter of 2007	Increase/ (Decrease)	Percent Change
Wholesale better apparel	$ 303.8	$ 320.5	$ (16.7)	(5.2%)
Wholesale jeanswear	202.0	246.9	(44.9)	(18.2%)
Wholesale footwear and accessories	269.6	267.8	1.8	0.7%
Retail	173.2	176.8	(3.6)	(2.0%)
Other	16.1	15.6	0.5	3.2%

Total revenues	$ 964.7	$ 1,027.6	$ (62.9)	(6.1%)

        Wholesale better apparel revenues decreased $16.7 million, primarily due to lower shipments of our Jones New York, Jones New York Sport, Nine West and specialty market product lines, due to decreased orders from our customers based on the performance of these brands at retail. This decrease was partially offset by increased shipments of our Jones New York Signature product line, due to increased customer orders based on the performance of the brand at retail and initial shipments of our new casual line of products, and of our Joneswear product line, due to increased customer orders based on the performance of the brand at retail.

        Wholesale jeanswear revenues decreased $44.9 million. Lower shipments of our Rena Rowan, Nine & Co., Evan-Picone, Bandolino, Pappagallo and Erika moderate product lines which were discontinued or repositioned in the market in 2007, and lower shipments of our Energie product line, due to decreased orders from our customers based on the performance of the brand at retail, reduced sales by approximately $53 million. These decreases were partially offset by initial shipments of our l.e.i. brand to Wal-Mart and initial sales of the relaunched Erika, Pappagallo and Evan-Picone product lines during the current period.

        Wholesale footwear and accessories revenues increased $1.8 million, primarily as a result of: increased shipments in our international businesses due to continued expansion by our licensed partners; increased shipments of our Nine West and Nine & Co. handbag product lines due to increased orders from our customers based on the performance of these brands at retail; and initial shipments of our AK Anne Klein handbag line.  These increases were offset by decreased shipping of our Nine West footwear products, primarily related to planned lower sales to value chain retailers and a shift in the market away from dress shoes towards casual shoes.

        Retail revenues decreased $3.6 million, primarily due to a 2.5% decline in comparable store sales ($4.0 million).  Comparable stores are those that have been open for a full year, are not scheduled to close in the current period and are not scheduled for an expansion or downsize by more than 25% or relocation to a different street or mall. A 0.6% decrease in comparable store sales for our footwear stores ($0.6 million) and a 10.9% decrease in comparable store sales for our apparel store sales ($6.5 million) were offset by an 85.3% increase in our e-commerce business ($3.1 million). We began the third fiscal quarter of 2008 with 1,018 retail locations and had a net decrease of five locations during the quarter to end the quarter with 1,013 locations. This compares with 1,018 locations at the end of the third fiscal quarter of 2007.

        Gross Profit. The gross profit margin increased to 33.5% in the third fiscal quarter of 2008 compared with 31.8% in the third fiscal quarter of 2007.

        Wholesale better apparel gross profit margins were 30.5% and 31.1% for the third fiscal quarters of 2008 and 2007, respectively. The decrease was due to higher levels of sales to off-price retailers in our suit and dress product lines.

        Wholesale jeanswear gross profit margins were 23.7% and 16.1% for the third fiscal quarters of 2008 and 2007, respectively. The increase is primarily due to the negative impact in the prior period of high levels of vendor allowances to clear inventory for the lower-margin moderate brands we had planned to exit or sell.

        Wholesale footwear and accessories gross profit margins were 27.4% and 29.7% for the third fiscal quarters of 2008 and 2007, respectively. The decrease was due to higher levels of sales to off-price retailers to liquidate excess inventory, growth in our lower-margin international business and increased production costs in China and other Pacific Rim countries in the current period.

        Retail gross profit margins were 49.7% and 48.4% for the third fiscal quarters of 2008 and 2007, respectively. The increase was primarily the result of lower levels of excess footwear inventory liquidation in the current period.

        Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses were $271.5 million in the third fiscal quarter of 2008 and $286.2 million in the third fiscal quarter of 2007.

        Wholesale better apparel SG&A expenses increased $1.2 million, primarily from $1.5 million of additional bad debt expense related to the Boscov's, Inc. ("Boscov's") bankruptcy filing. Higher levels of distribution expenses were offset by lower levels of advertising costs.

        Wholesale jeanswear SG&A expenses decreased $12.5 million, primarily from cost savings resulting from exiting of some of our moderate apparel product lines during 2007, which were partially offset by $1.5 million of advertising costs related to the launch of l.e.i. at Wal-Mart and $1.8 million of additional bad debt expense related to the bankruptcy filings of Mervyn's LLC ("Mervyn's") and Boscov's.

        Wholesale footwear and accessories SG&A expenses increased $4.8 million, primarily due to a $1.9 million increase in salary and employee benefit costs (including the settlement of pension liabilities), a $1.7 million increase in overhead costs, $0.9 million of additional bad debt expense related to the Boscov's bankruptcy filing and $0.7 million of increased advertising costs in the current period, offset by $0.9 million lower professional fees compared with the prior period.

        Retail SG&A expenses increased $5.4 million, primarily due to a $1.5 million write-off of computer software, $1.7 million of higher overhead expenses and $1.0 million higher depreciation expenses in the current period.

        SG&A expenses for the licensing, eliminations and other segment decreased $13.6 million, primarily due to $16.5 million recorded in the prior period relating to the termination of two former executive officers, partially offset by $1.5 million of additional amortization of employee stock options and restricted stock in the current period and $1.4 million of other cost increases, including the effects of foreign currency exchange rates.

        Operating Income. The resulting operating income from continuing operations for the third fiscal quarter of 2008 was $51.8 million, compared with $59.2 million for the third fiscal quarter of 2007, due to the factors described above, the $11.5 million of trademark impairments and the reversal of $30.4 million of losses on assets held for sale recorded in the previous period.

        Net Interest Expense. Net interest expense from continuing operations was $10.5 million in the third fiscal quarter of 2008, compared with $12.7 million in the third fiscal quarter of 2007. The decrease was primarily the result of no outstanding borrowings under our credit facilities and higher interest income from higher cash balances during the third fiscal quarter of 2008.

        Provision for Income Taxes. The effective income tax rate on continuing operations was 35.6% for the third fiscal quarter of 2008. Excluding the effects of the reversal of deferred tax valuation allowances related to the sale of Barneys ($107.7 million), the effective tax rate on continuing operations was 35.3% for the third fiscal quarter of 2007. The increase is due primarily to a lesser impact of the foreign income tax differential relative to pre-tax income in the current period than in the prior period.

        Net Income and Earnings Per Share. Net income was $27.3 million in the third fiscal quarter of 2008, compared with $400.1 million in the third fiscal quarter of 2007, which included the $258.2 million gain on the sale of Barneys. Diluted earnings per share for the third fiscal quarter of 2008 was $0.33, compared with $3.97 for the third fiscal quarter of 2007, on 17.6% fewer shares outstanding.

Fiscal Nine Months Ended October 4, 2008 Compared with Fiscal Nine Months Ended October 6, 2007

        Revenues.  Total revenues for the first fiscal nine months of 2008 were $2.8 billion, compared with $3.0 billion for the first fiscal nine months of 2007, a decrease of 8.0%.

        Revenues by segment were as follows:

(In millions)	First Fiscal Nine Months of 2008	First Fiscal Nine Months of 2007	Increase/ (Decrease)	Percent Change
Wholesale better apparel	$ 870.2	$ 890.4	$ (20.2)	(2.3%)
Wholesale jeanswear	594.9	807.4	(212.5)	(26.3%)
Wholesale footwear and accessories	737.8	732.9	4.9	0.7%
Retail	529.5	541.9	(12.4)	(2.3%)
Other	37.1	37.3	(0.2)	(0.1%)

Total revenues	$ 2,769.5	$ 3,009.9	$ (240.4)	(8.0%)

        Wholesale better apparel revenues decreased $20.2 million, primarily due to lower shipments of our Jones New York, Nine West, Jones New York Sport and specialty market product lines, due to decreased orders from our customers based on the performance of these brands at retail. This decrease was partially offset by increased shipments of our Jones New York Signature product line, due to both increased customer orders based on the performance of this brand at retail and initial shipments of our new casual line of products, and by increased shipments of our Joneswear and Anne Klein product lines, due to increased customer orders based on the performance of these brands at retail.

        Wholesale jeanswear revenues decreased $212.5 million. Lower shipments of our Rena Rowan, Nine & Co., Evan-Picone, Bandolino, Pappagallo and Erika moderate product lines, which were discontinued or repositioned in the market in 2007, reduced sales by approximately $215 million. Planned reductions of our GLO product line to focus on the l.e.i. brand and lower shipments of our Energie product line, due to decreased orders from our customers based on the performance of the brand at retail, were offset by initial sales of the relaunched Erika, Pappagallo and Evan-Picone product lines during the current period.

        Wholesale footwear and accessories revenues increased $4.9 million, primarily as a result of: increased shipments in our international businesses due to continued expansion by our licensed partners; increased shipments of our Nine West and Nine & Co. handbag product lines, due to increased orders from our customers based on the performance of these brands at retail; and initial shipments of our AK Anne Klein handbag line.  These increases were partially offset by lower sales of our Nine West footwear products, primarily related to planned lower sales to value chain retailers and a shift in the market away from dress shoes towards casual shoes.

        Retail revenues decreased $12.4 million, primarily due to a 3.6% decline in comparable store sales ($17.5 million). A 0.5% decrease in comparable store sales for our footwear stores ($1.5 million) and a 12.8% decrease in comparable store sales for our apparel stores ($21.8 million) were offset by a 42.9% increase in our e-commerce business ($5.8 million) and $9.3 million in sales from new store openings. We began the first fiscal nine months of 2008 with 1,034 retail locations and had a net decrease of 21 locations during the period to end the period with 1,013 locations. This compares with 1,018 locations at the end of the first fiscal nine months of 2007.

        Revenues for the first fiscal nine months of 2008 include $0.6 million in the licensing and other segment of service fees charged to Barneys under a short-term transition services agreement entered into with Barneys at the time of the sale of Barneys. These revenues were based on contractual monthly fees as set forth in the agreement. The agreement ended in May 2008.

        Revenues for the first fiscal nine months of 2007 include $1.6 million of service fees charged to Polo under a short-term transition service agreement entered into with Polo at the time of the sale of the Polo Jeans Company business. These revenues were based on contractual monthly and per-unit fees as set forth in the agreement. Of this amount, $1.1 million was recorded in the wholesale better apparel segment, $0.2 million was recorded in the wholesale jeanswear segment and $0.3 million was recorded in the licensing and other segment.

        Gross Profit. The gross profit margin increased to 33.4% in the first fiscal nine months of 2008, compared with 32.6% in the first fiscal nine months of 2007.

        Wholesale better apparel gross profit margins were 32.2% and 33.8% for the first fiscal nine months of 2008 and 2007, respectively. The decrease was due to higher levels of sales to off-price retailers in our suit and dress product lines.

        Wholesale jeanswear gross profit margins were 23.0% and 19.8% for the first fiscal nine months of 2008 and 2007, respectively. The increase is primarily due to the negative impact in the prior period of high levels of vendor allowances to clear inventory for the lower-margin moderate brands we had planned to exit or sell, the negative impact in the prior period of excess production capacity in the Mexican operations that we sold in May 2008, and lower levels of air shipments in the current period.

        Wholesale footwear and accessories gross profit margins were 26.5% and 29.0% for the first fiscal nine months of 2008 and 2007, respectively. The decrease was due to higher levels of sales to off-price retailers to liquidate excess inventory, growth in our lower-margin international business and increased production costs in China and other Pacific Rim countries in the current period.

        Retail gross profit margins were 51.0% and 48.6% for the first fiscal nine months of 2008 and 2007, respectively. The increase was primarily the result of lower levels of excess footwear inventory liquidation in the current period, as the prior period included the liquidation of inventory related to the closing of all of our Stein Mart retail locations.

        Selling, General and Administrative Expenses. SG&A expenses were $809.1 million in the first fiscal nine months of 2008 and $831.2 million in the first fiscal nine months of 2007.

        Wholesale better apparel SG&A expenses decreased $11.6 million, primarily from $7.3 million of cost savings realized in the current period by discontinuing the Anne Klein designer line and $6.8 million of expenses relating to the closing of our Bristol, Pennsylvania warehouse which were recorded in the prior period. These decreases were partially offset by $1.5 million of additional bad debt expense related to the Boscov's bankruptcy filing.

        Wholesale jeanswear SG&A expenses decreased $22.3 million, primarily from cost savings resulting from the exit from some of our moderate apparel product lines during 2007, which were partially offset by $5.8 million of additional bad debt expense related to the bankruptcy filings of Goody's Family Clothing, Inc. ("Goody's"), Mervyn's and Boscov's and $2.5 million of advertising costs related to the launch of l.e.i. at Wal-Mart.

        Wholesale footwear and accessories SG&A expenses increased $14.9 million, primarily due to a $6.7 million increase in salary and employee benefit costs (including the settlement of pension liabilities), a $4.2 million increase in overhead costs, a $2.5 million increase in advertising costs, a $1.4 million increase in severance costs, a $1.1 million increase in postage costs and $1.0 million related to the Goody's and Boscov's bankruptcy filings in the current period, offset by a $2.1 million reduction in professional and consulting fees as compared with the prior period.

        Retail SG&A expenses increased $7.2 million, primarily due to a $3.0 million increase in overhead costs, a $2.5 million increase in depreciation expense, a $2.0 million increase in occupancy costs and a $1.5 million write-off of computer software in the current period, partially offset a $2.0 million reduction in professional fees and a $1.4 million reduction in severance costs compared with the prior period.

        SG&A expenses for the licensing, eliminations and other segment decreased $10.1 million, primarily due to $16.5 million recorded in the prior period relating to the termination of two former executive officers, partially offset by $2.1 million of additional amortization of employee stock options and restricted stock in the current period and $4.3 million of other cost increases, including the effects of foreign currency exchange rates.

        Operating Income. The resulting operating income from continuing operations for the first fiscal nine months of 2008 was $117.2 million, compared with $70.1 million for the first fiscal nine months of 2007, due to the factors described above and $80.5 million of trademark impairments recorded in the previous period.

        Net Interest Expense. Net interest expense from continuing operations was $30.0 million in the first fiscal nine months of 2008, compared with $40.0 million in the first fiscal nine months of 2007. The decrease was primarily the result of no outstanding borrowings under our credit facilities and higher interest income from higher cash balances during the first fiscal nine months of 2008.

        Provision for Income Taxes. The effective income tax rate on continuing operations was 35.5% for the first fiscal nine months of 2008. Excluding the effects of the reversal of deferred tax valuation allowances related to the sale of Barneys, the effective tax rate on continuing operations was 27.5% for the first fiscal nine months of 2007. The increase is due primarily to a lesser impact of the foreign income tax differential relative to pre-tax income in the current period than in the prior period.

        Net Income and Earnings Per Share. Net income was $57.5 million in the first fiscal nine months of 2008, compared with $400.9 million in the first fiscal nine months of 2007, which included the $258.2 million gain on the sale of Barneys. Diluted earnings per share for the first fiscal nine months of 2008 was $0.68, compared with $3.77 for the first fiscal nine months of 2007, on 20.6% fewer shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal capital requirements have been for working capital needs, capital expenditures, dividend payments, acquisition funding and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations and expansion. As of October 4, 2008, total cash and cash equivalents were $200.3 million, a seasonal decrease of $102.5 million from the $302.8 million reported as of December 31, 2007. We expect cash and cash equivalents to be approximately $300 million at December 31, 2008.

        Cash flows from operating activities of continuing operations provided $7.9 million and used $111.5 million in the first fiscal nine months of 2008 and 2007, respectively. The difference was primarily due to changes in inventory, accounts payable, income taxes payable and accrued expense and other current liabilities levels, partially offset by lower net income in the current period. The change in inventory was primarily due to prior period liquidation of product lines that were being exited or scaled back as part of the moderate sportswear restructuring and higher levels of in-transit wholesale jeanswear inventory in the current period. The change in accounts payable was primarily due to the payment of payables in the prior period relating to the sale of our Polo Jeans Company business to Polo and the timing of payments for inventory and higher levels of wholesale jeanswear in-transit inventory in the current period. The change in income taxes payable is related to the tax effects from the sale of Barneys in the prior period and net tax refunds of $15.9 million received during the current period. The change in accrued expenses and other current liabilities is primarily related to payments of restructuring and severance costs in the current period and accruals in the prior period related to the sale of Barneys.

        Cash flows from investing activities of continuing operations used $69.9 million and provided $782.5 million in the first fiscal nine months of 2008 and 2007, respectively. The difference was primarily due to proceeds from the sale of Barneys in the prior period, offset by our usage of $20.2 million related to our investment in GRI, the proceeds received from the sale of our Mexican operations and lower levels of capital expenditures in the current period.

        Cash flows from financing activities of continuing operations used $38.5 million in the first fiscal nine months of 2008, primarily for the payment of dividends to our common shareholders.

        Cash flows from financing activities from continuing operations used $653.4 million in the first fiscal nine months of 2007. The cash proceeds from the sale of Barneys were primarily used to repay amounts outstanding under our Senior Credit Facilities, repurchase our common stock and to pay dividends to our common shareholders. On July 2, 2007, we redeemed all of our outstanding Barneys 9% Senior Secured Notes Due 2008 at par for a total payment of $3.8 million, which is reported under net cash provided by financing activities of discontinued operations.

        We repurchased no common stock during the first fiscal nine months of 2008 and repurchased $496.9 million during the first fiscal nine months of 2007, including amounts repurchased under the ASR program. As of October 4, 2008, $304.1 million of Board authorized repurchases was still available. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition. On June 10, 2008, we received a final delivery of 3.2 million shares upon the conclusion of the ASR program. No cash was required to complete the final delivery of shares. We also received approximately $1.0 million from Goldman as the final settlement of the ASR program, which has been recorded as a reduction of the cost of the shares acquired under the ASR. The combined average price for the shares delivered under the ASR was $19.00 per share.

        Proceeds from the issuance of common stock to our employees exercising stock options amounted to $0.1 million and $11.1 million in the first fiscal nine months of 2008 and 2007, respectively.

        Prior to June 6, 2008, we had credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.75 billion under Senior Credit Facilities. These facilities, consisting of a $1.0 billion five-year revolving credit facility expiring in June 2009 and a $750.0 million five-year revolving credit facility expiring in June 2010, could be used for letters of credit or cash borrowings. On June 6, 2008, we amended these facilities. The terms and conditions of the credit facilities remain substantially unchanged, except for modification of the pricing provisions and certain covenants and reduction of the aggregate commitment under the $1.0 billion facility to $500.0 million. At October 4, 2008, $195.7 million of letters of credit were outstanding under the credit facility that expires in June 2009 and no amounts were outstanding under the credit facility that expires in June 2010. Borrowings under the Senior Credit Facilities may also be used for working capital and other general corporate purposes, including permitted acquisitions and stock repurchases. The amended Senior Credit Facilities are unsecured and require us to satisfy a minimum Interest Coverage Ratio, a maximum Covenant Debt to EBITDA Ratio and a minimum Asset Coverage Ratio (each as defined in the Restated Credit Agreements), and contain covenants limiting our ability to (1) incur debt and guaranty obligations, (2) incur liens, (3) make loans, advances, investments and acquisitions, (4) merge or liquidate, (5) sell or transfer assets, (6) pay dividends, repurchase shares, or make distributions to stockholders, and (7) engage in transactions with affiliates. At October 4, 2008, we were in compliance with all of our covenants.

        At October 4, 2008, we also had uncommitted unsecured lines of credit available for up to $106.6 million of letters of credit, under which an aggregate of $21.5 million was outstanding. At April 5, 2008, we also had a C$10.0 million unsecured line of credit in Canada, under which C$0.2 million of letters of credit were outstanding.

        On August 5, 2008, Standard & Poor's removed our corporate credit and senior unsecured debt ratings from credit watch and lowered the ratings to BB from BB+. It further lowered the ratings to BB- on October 29, 2008 while maintaining its previously-assigned negative outlook. On October 20, 2008, Moody's lowered our corporate family and probability of default ratings to Ba2 from Ba1 and assigned a ratings outlook of stable.

        On October 29, 2008, we announced that the Board of Directors had declared a quarterly cash dividend of $0.14 per share to all common stockholders of record as of November 14, 2008 for payment on November 28, 2008.

Economic Outlook
        The current economic environment has resulted in lower consumer confidence and lower retail sales. This trend may lead to further reduced consumer spending which could affect our net sales. Additionally, rising costs combined with reduced consumer spending may reduce our gross profit margins and could affect our compliance with our debt covenants. A violation of our covenants could restrict or prohibit access to our credit facilities. Should restrictions on our credit facilities and these factors occur, they could have a material adverse effect on our business.

        Goody's, Mervyn's and Boscov's filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on June 9, 2008, July 29, 2008 and August 4, 2008, respectively. As a result, we increased our provision for doubtful accounts by $8.3 million during the first fiscal nine months of 2008. Due to the current and expected future economic conditions in the United States, we may experience increased risk related to the collectibility of our accounts receivable, and we may increase our provision for doubtful accounts during the remainder of 2008 should other of our wholesale customers experience significant financial difficulties. If such conditions lead to defaults that are individually or cumulatively significant, we could experience a material adverse impact to our financial condition, results of operations and/or liquidity.

        The economic turmoil that has arisen in the credit markets and the negative effects of the economic environment on our business may negatively impact our ability to borrow funds in the future. Our $500.0 million Senior Credit Facility expires in June 2009 and our $250.0 million 4.250% Senior Notes mature in November 2009. Under current conditions in the credit markets, there is no assurance that we will be able to replace or refinance these sources of funds. However, we believe that available cash and cash equivalents, funds generated by operations, the $750.0 million Senior Credit Facilities expiring in June 2010 and our other lines of credit will provide the financial resources sufficient to meet our foreseeable working capital, dividend, capital expenditure and stock repurchase requirements and fund our contractual obligations and our contingent liabilities and commitments. Although there can be no assurance because of these challenging times for financial institutions, we believe that the participating banks will be willing and able to loan funds to us in accordance with their legal obligations under the Senior Credit Facilities.

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

        The primary interest rate exposures on floating rate financing arrangements are with respect to United States and Canadian short-term interest rates. We had approximately $1.3 billion in variable rate credit facilities available at October 4, 2008, under which no cash borrowings were outstanding at October 4, 2008.

        We are exposed to market risk related to changes in foreign currency exchange rates. We have assets and liabilities denominated in certain foreign currencies, and our Canadian subsidiary purchases a portion of its inventory from suppliers who require payment in U.S. Dollars. To minimize our exposure to changes in exchange rates between the Canadian Dollar and the U.S. Dollar, we hedge a portion of our forecasted Canadian U.S. Dollar-denominated inventory purchases. We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements, because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged, up to the notional amount of such contracts. We are exposed to credit-related losses if the counterparty to a financial instrument fails to perform its obligation. However, we do not expect the counterparties, which presently have satisfactory credit ratings, to fail to meet their obligations.

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

        We have made changes to our internal controls and procedures over financial reporting to address the implementation of SAP, an enterprise resource planning ("ERP") system. SAP will integrate our operational and financial systems and expand the functionality of our financial reporting processes. We began the process of implementing SAP throughout Jones Apparel Group, Inc. and our consolidated subsidiaries during the fourth quarter of 2006. During the third fiscal quarter of 2008, no additional businesses were converted to this system. We have adequately controlled the transition to the new processes and controls, with no negative impact to our internal control environment. We expect to continue the implementation of this system to all locations over a multi-year period. As the phased implementation occurs, we will experience changes in internal control over financial reporting each quarter. We expect this ERP system to further advance our control environment by automating manual processes, improving management visibility and standardizing processes as its full capabilities are utilized.

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
  the tightening of the credit markets and our ability to obtain credit on satisfactory terms;
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

JONES APPAREL GROUP, INC.
(Registrant)

Date: October 29, 2008	By /s/ Wesley R. Card WESLEY R. CARD President and Chief Executive Officer By /s/ John T. McClain JOHN T. McCLAIN Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1*	Jones Apparel Group, Inc. Severance Plan, as amended, and Summary Plan Description.+
31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32[o]	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________
* Filed herewith.
o Furnished herewith.
+ Management contract or compensatory plan or arrangement.