Form 10-K
period 2008-12-31
JONES APPAREL GROUP INC
filed 2009-02-17
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission file number 1-10746

JONES APPAREL GROUP, INC.
 (Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	06-0935166 (I.R.S. Employer Identification No.)

1411 Broadway New York, New York (Address of principal executive offices)	10018 (Zip Code)

Registrant's telephone number, including area code: (212) 642-3860

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.01 par value	Name of each exchange on which registered New York Stock Exchange, Inc.

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

        The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the registrant's common stock as reported on the New York Stock Exchange composite tape on July 5, 2008, was approximately $1,091,099,302.

        As of February 13, 2009, 85,403,067 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:

Document	Part
Those portions of the registrant's proxy statement for the registrant's 2009 Annual Meeting of Stockholders (the "Proxy Statement") that are specifically identified herein as incorporated by reference into this Form 10-K.	III

DEFINITIONS

        As used in this Report, unless the context requires otherwise, "our," "us" and "we" means Jones Apparel Group, Inc. and consolidated subsidiaries, "Jones USA" means Jones Apparel Group USA, Inc., "Nine West Group" means Nine West Group Inc., "Nine West" means Nine West Footwear Corporation, "Victoria" means Victoria + Co Ltd., "McNaughton" means McNaughton Apparel Group, Inc., "Kasper" means Kasper, Ltd., "Maxwell" means Maxwell Shoe Company Inc., "Barneys" means Barneys New York, Inc., "Sun" means Sun Apparel, Inc., "GRI" means GRI Group Limited, "Polo" means Polo Ralph Lauren Corporation, "FASB" means the Financial Accounting Standards Board, "SFAS" means Statement of Financial Accounting Standards and "SEC" means the United States Securities and Exchange Commission.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

        This Report includes, and incorporates by reference, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding our expected financial position, business and financing plans are forward-looking statements. The words "believes," "expect," "plans," "intends," "anticipates" and similar expressions identify forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including:

  those associated with the effect of national, regional and international economic conditions;
  lowered levels of consumer spending resulting from a general economic downturn or lower levels of consumer confidence;
  the tightening of the credit markets and our ability to obtain credit on satisfactory terms;
  given the uncertain economic environment, the possible unwillingness of committed lenders to meet their obligations to lend to borrowers, in general;
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
  the uncertainties of sourcing associated with an environment in which general quota has expired on apparel products but litigation and political activity seeking to re-impose quotas have been initiated;
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

WEBSITE ACCESS TO COMPANY REPORTS

        Copies of our filings under the Securities Exchange Act of 1934 (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports) are available free of charge on our investor relations website at www.jonesapparel.com on the same day they are electronically filed with the SEC.

PART I

ITEM 1. BUSINESS

General

        Jones Apparel Group, Inc. is a leading designer, marketer and wholesaler of branded apparel, footwear and accessories. We also market directly to consumers through our chain of specialty retail and value-based stores and through our e-commerce web sites. Our nationally recognized brands include Jones New York, Nine West, Anne Klein, Gloria Vanderbilt, Kasper, Bandolino, Easy Spirit, Evan-Picone, l.e.i., Energie, Enzo Angiolini, Joan & David, Mootsies Tootsies, Sam & Libby, Napier, Judith Jack, Albert Nipon and Le Suit. We also market costume jewelry under the Givenchy brand licensed from Givenchy Corporation, footwear under the Dockers Women brand licensed from Levi Strauss & Co., and apparel under the Rachel Roy brand licensed from Rachel Roy IP Company, LLC. Each brand is differentiated by its own distinctive styling, pricing strategy, distribution channel and target consumer. We contract for the manufacture of our products through a worldwide network of quality manufacturers. We have capitalized on our nationally known brand names by entering into various licenses for several of our trademarks, including Jones New York, Anne Klein New York, Nine West, Gloria Vanderbilt, l.e.i. and Evan-Picone, with select manufacturers of women's and men's products which we do not manufacture. For more than 30 years, we have built a reputation for excellence in product quality and value, and in operational execution.

Operating Segments

        Our operations are comprised of five revenue-generating segments: wholesale better apparel, wholesale jeanswear, wholesale footwear and accessories, retail and licensing. We identify operating segments based on, among other things, the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels, our own retail locations and several e-commerce web sites that we operate. See "Business Segment and Geographic Area Information" in the Notes to Consolidated Financial Statements.

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

        The following table summarizes selected aspects of the products sold under both our brands and licensed brands:

Group	Category	Products	Brand	Product Classification	Retail Price Points
Jones New York	Better	Skirts, blouses, pants, jackets, sweaters, jeanswear, suits, dresses, casual tops, outerwear, shorts	Jones New York Jones New York Signature Jones New York Sport Jones Jeans Jones New York Dress Jones New York Suit Jones Wear Jones & Co Jones Studio	Career Lifestyle Lifestyle Lifestyle Dresses Suits Dresses Career Dresses	$31 - $359 $24 - $349 $10 - $249 $36 - $59 $79 - $259 $200 - $246 $60 - $90 $44 - $94 $50 - $70
Nine West	Better	Skirts, blouses, pants, jackets, sweaters, suits, dresses, outerwear, shorts, casual tops, jeanswear	Nine West Nine West Dress Nine West Suits Nine West Denim	Career Dresses Suits Lifestyle	$20 - $309 $117 - $299 $139 - $246 $34 - $109
Anne Klein	Bridge	Skirts, blouses, pants, jackets, sweaters, dresses	Anne Klein New York	Lifestyle	$114 - $895
Anne Klein	Better	Skirts, blouses, pants, jackets, sweaters, vests, dresses, casual tops, jeanswear	AK Anne Klein AK Sport Anne Klein Dress Anne Klein Suit Anne Klein Denim	Lifestyle Lifestyle Dresses Suits Lifestyle	$35 - $432 $59 - $89 $113 - $267 $209 - $360 $22 - $99
Other	Designer	Skirts, blouses, pants, jackets, sweaters, dresses, outerwear, accessories	Rachel Roy New York	Designer	$200 - $2,500
Other	Bridge	Suits	Albert Nipon	Suits	$240 - $540
Other	Better	Skirts, blouses, pants, jackets, sweaters, suits, dresses	Kasper Evan-Picone Le Suit Rena Rowan	Suits, Dresses, Sportswear Suits, Dresses Suits Dresses	$24 - $320 $45 - $240 $139 - $240 $80 - $158

Wholesale Jeanswear

        Our brands cover a broad array of categories for the women's, juniors and girls markets. Within those brands, our product classifications include jeanswear, casual sportswear and dresses, with a focus on fit, fabric and finish. Jeanswear and casual sportswear are designed and marketed as individual items of skirts, pants, shorts, jackets, casual tops, sweaters and related accessories which, while sold as separates, can be combined with each other and with certain of our wholesale better products into groups termed "lifestyle collection" that are designed to be worn together. New collections are introduced in the four principal selling seasons - Spring, Summer, Fall and Holiday. Each season is comprised of a series of individual items or groups which have scheduled shipment dates to ensure a fresh flow of goods to the retail floor. In addition, certain brands offer key item styles, which are less seasonal in nature, on a replenishment basis (which ship generally within five days from receipt of order).

        The following table summarizes selected aspects of the products sold under our brands:

Group	Products	Brand	Product Classification	Retail Price Points
Jones New York	Skirts, blouses, jackets, sweaters, casual tops	Jones Wear Jones Wear Studio	Collection Sportswear Collection Sportswear	$32 - $200
Gloria Vanderbilt	Skirts, blouses, shorts, jackets, sweaters, jeanswear, capris, casual tops	Gloria Vanderbilt	Casual Sportswear	$13 - $48
Other	Skirts, blouses, pants, jackets, sweaters, jeanswear, dresses, casual tops and bottoms	Evan-Picone Energie l.e.i. Bandolino Blu GLO/GLO Girls Grane	Collection Sportswear Casual Sportswear Casual Sportswear Casual Sportswear Casual Sportswear Casual Sportswear	$8 - $206

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

Wholesale Footwear and Accessories

        Our wholesale footwear and accessories operations include the sale of both brand name and private label footwear, handbags, small leather goods and costume, semi-precious, sterling silver, and marcasite jewelry. The following table summarizes selected aspects of the products sold under both our brands and licensed brands:

Footwear
Retail Price Points
Category	Brand	Product Classification	Shoes	Boots
Bridge	Joan & David	Sophisticated Classics	$138 - $200	$158 - $250
Better	Nine West Nine West Kids Enzo Angiolini AK Anne Klein Circa Joan & David Boutique 9	Contemporary Children's Sophisticated Classics Modern Classics Sophisticated Classics Contemporary	$23 - $119 $29 -$45 $69 - $140 $49 - $95 $50 - $140 $110 - $160	$69 - $225 $40 - $49 $120 - $275 $89 - $199 $105 - $250 $145 - $299
Upper Moderate	Bandolino Easy Spirit	Modern Classics Comfort/Fit, Active, Sport/Casuals	$29 - $79 $45 - $129	$89 - $169 $69 - $189
Moderate	Nine & Company Mootsies Tootsies Mootsies Tootsies Kids Sam & Libby Sam & Libby Kids Dockers Women	Contemporary Lifestyle Children's Contemporary Children's Lifestyle	$59 - $70 $40 - $50 $25 - $29 $40 - $60 $30 - $35 $55 - $60	$65 - $70 $55 - $60 --- $50 - $55 $35 - $40 $60 - $75

Accessories
Category	Brand	Product Classification	Retail Price Points
Bridge	Judith Jack	Marcasite and Sterling Silver Jewelry	$55 - $795
Better	AK Anne Klein Nine West Givenchy	Handbags, Small Leather Goods and Costume Jewelry Handbags, Small Leather Goods and Costume Jewelry Costume and Fashion Jewelry	$18 - $250 $18 - $195 $8 - $695
Moderate	Nine & Company Napier	Handbags, Small Leather Goods and Costume Jewelry Costume Jewelry	$12 - $54 $8 - $75

Retail

        We market apparel, footwear and accessories directly to consumers through our specialty retail stores operating in malls and urban retail centers, our various value-based ("outlet") stores located in major retail locations, and on several e-commerce web sites that we operate. We constantly evaluate both the opportunities for new locations and the results of underperforming locations for possible modifications or closures.

        Specialty Retail Stores. At December 31, 2008, we operated a total of 373 specialty retail stores. These stores sell either footwear and accessories or apparel (or a combination of these products) primarily under their respective brand names. Our Nine West, Easy Spirit, Bandolino and AK Anne Klein retail stores offer selections of exclusive products not marketed to our wholesale customers. Specialty retail stores may also sell products licensed by us, including belts, legwear, outerwear, watches and sunglasses. We also opened our first multibranded specialty store under the ShoeWoo name in 2008.

        The following table summarizes selected aspects of our specialty retail stores at December 31, 2008. Of these stores, 370 are located within the United States and its territories and three are located in Canada.

			Retail Price Range				Average store size (sq. ft.)
Store type	Number of locations	Brands offered	Shoes and Boots	Accessories	Apparel	Type of locations
Nine West	207	Primarily Nine West	$29 -$299	$6 - $350	$89 - $225	Upscale and regional malls and urban retail centers	1,595
Easy Spirit	91	Primarily Easy Spirit	$20 - $189	$5 - $120	$59 - $109	Upscale and regional malls and urban retail centers	1,391
Bandolino	63	Primarily Bandolino	$39 - $169	$6 - $79	$48 - $120	Urban retail locations and regional malls	1,408
AK Anne Klein	8	Anne Klein	$59 - $199	$22 - $208	$49 - $432	Upscale urban retail locations and regional malls	1,425
Apparel	3	Various	---	---	$24 - $432	Urban retail locations and regional malls	5,799
ShoeWoo	1	Various	$18 - $299	$8 - $350	---	Upscale mall	2,964

        Outlet Stores. At December 31, 2008, we operated a total of 644 outlet stores. Our shoe stores focus on breadth of product line, as well as value pricing, and offer a distribution channel for our residual inventories. The majority of the shoe stores' merchandise consists of new production of current and proven prior season's styles, with the remainder of the merchandise consisting of discontinued styles from our specialty retail footwear stores and wholesale divisions. The apparel stores focus on breadth of product line and value pricing. In addition to our brand name merchandise, these stores also sell merchandise produced by our licensees.

        The following table summarizes selected aspects of our outlet stores at December 31, 2008. Of these stores, 614 are located within the United States and its territories and 30 are located in Canada.

Store type	Number of locations	Brands offered	Type of locations	Average store size (sq. ft.)
Nine West	210	Primarily Nine West	Manufacturer outlet centers	2,933
Jones New York	170	Primarily Jones New York and Jones New York Sport	Manufacturer outlet centers	3,837
Easy Spirit	121	Primarily Easy Spirit	Manufacturer outlet centers	3,513
Kasper	84	Primarily Kasper	Manufacturer outlet centers	2,630
Anne Klein	59	Primarily Anne Klein	Manufacturer outlet centers	2,656

        Internet. At December 31, 2008, we operated e-commerce web sites at www.ninewest.com, www.easyspirit.com, www.bandolino.com and www.jny.com. We also plan to launch www.anneklein.com in early 2009. Through these web sites, we market either footwear and accessories, apparel or a combination of these products, primarily under their respective brand names. The selection of products is substantially consistent with the product offerings in our corresponding retail store concepts. Our e-commerce systems allow us to fulfill customer orders from inventory at our retail store locations if the items are not available at our distribution center.

Licensed Brands

        We have an exclusive license to produce, market and distribute costume jewelry in the United States, Canada, Mexico and Japan under the Givenchy trademark pursuant to an agreement with Givenchy, which expires on December 31, 2011. The agreement requires us to pay a percentage of net sales against guaranteed minimum royalty and advertising payments as set forth in the agreement.

        We have an exclusive license to produce and sell women's footwear under the Dockers Women trademark in the United States (including its territories and possessions) and Canada pursuant to an agreement with Levi Strauss & Co. The agreement, which expires on December 31, 2011, requires us to pay a percentage of net sales against guaranteed minimum royalty and advertising payments as set forth in the agreement. In early 2009, we signed a similar agreement with Levi Strauss & Co. which gives us an exclusive license to produce and sell boys' footwear under the Dockers trademark in the United States (including its territories and possessions). This agreement expires on December 31, 2011.

        We have an exclusive license with New Balance Athletic Shoe, Inc. and its affiliate New Balance Licensing, LLC (together, "New Balance") to create and distribute a fashion-lifestyle footwear collection that brings together New Balance's innovative performance and materials technology with Nine West's fashion styling. Under the agreement, which expires December 31, 2009, the initial collection will offer active lifestyle fashion footwear with performance technology, and will be available in a limited distribution nationwide and internationally in 2009. Manufacturing and production for the collection will be split between the companies: New Balance will be responsible for the innovative material direction, casual and athletic footwear styling and insole technology while Nine West will be responsible for fashion footwear, soft-tech styling and color. This effort will be supported by an integrated marketing campaign, including public relations, events, and a combination of digital and traditional media. The agreement requires us to pay a percentage of net sales as set forth in the agreement.

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

        In accordance with standard industry practices for licensed products, we have the right to approve the concepts and designs of all products produced and distributed by our licensees. Similarly, Givenchy and Levi Strauss & Co. also provide design services to us for our licensed products and have the right to approve our designs for the Givenchy and Dockers Women product lines, respectively. Under the New Balance license, we have the right to approve the concepts, designs, prototypes, samples and packaging materials produced by New Balance, and New Balance has similar rights to approve the concepts, designs, prototypes, samples and packaging materials produced by us.

Manufacturing and Quality Control

Apparel

        Apparel sold by us is produced in accordance with our design, specification and production schedules through an extensive network of independent factories located throughout the world, primarily in Asia, with additional denim production located in the Middle East and Africa. Nearly all our apparel products were manufactured outside North America during 2008.

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

        Our comprehensive quality control program is designed to ensure that raw materials and finished goods meet our exacting standards. Fabrics and trims for garments manufactured are inspected by either independent inspection services or by our contractors upon receipt in their warehouses. Our quality control program includes inspection of both prototypes of each garment prior to cutting by the contractors and a sampling of production garments upon receipt at our warehouse facilities to ensure compliance with our specifications.

        Our foreign manufacturers' operations are primarily monitored by our Hong Kong-based personnel, buying agents located in other countries and independent contractors and inspection services. Finished goods are generally shipped to our warehouses for final inspection and distribution.

        In addition, our apparel products are tested to ensure compliance with applicable consumer product safety laws and regulations.

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

        Our primary raw material in our jeanswear business is denim, which is primarily purchased from leading mills located in the Pacific Rim and sub-continent. Denim purchase commitments and prices are negotiated on a quarterly or semi-annual basis. We perform our own extensive testing of denim, cotton twill and other fabrics to ensure consistency and durability.

        We do not have long-term arrangements with any of our suppliers. We have experienced little difficulty in satisfying our raw material requirements and consider our sources of supply adequate. Our products have historically been purchased from foreign manufacturers in pre-set United States dollar prices. To date, we generally have not been materially adversely affected by fluctuations in exchange rates. However, a substantial decline of the United States dollar against major world currencies, coupled with higher labor costs being experienced by some of our foreign manufacturers, primarily in China, could cause our manufacturing costs to rise.

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

Footwear and Accessories

        To provide a steady source of inventory, we rely on long-standing relationships with manufacturers in Asia. We work through independent buying agents for footwear and our own offices for accessories and jewelry. We do not have formal purchase agreements with any of our manufacturers. Allocation of production among our manufacturing resources is determined based upon a number of factors, including manufacturing capabilities, delivery requirements and pricing.

        During 2008, nearly all our footwear products were manufactured by independent footwear manufacturers located in Asia (primarily China). Our handbags and small leather goods are sourced through our own buying office in China, which utilizes independent third party manufacturers located primarily in China. Our products have historically been purchased in pre-set United States dollar prices. To date, we generally have not been materially adversely affected by fluctuations in exchange rates. However, a substantial decline of the United States dollar against major world currencies, coupled with higher labor costs being experienced by some of our foreign manufacturers, primarily in China, could cause our manufacturing costs to rise.

        For footwear, quality control reviews are done on-site in the factories by our third-party buying agents primarily to ensure that material and component qualities and fit of the product are in accordance with our specifications. For accessories, quality control reviews are done on-site in the factories by our own locally-based inspection technicians. Our quality control program includes approval of prototypes, as well as approval of final production samples to ensure they meet our high standards. In addition, our footwear and accessories products are tested to ensure compliance with applicable consumer product safety laws and regulations.

        We believe that our relationships with our Chinese manufacturers provide us with a responsive and adequate source of supply of our products and, accordingly, give us a significant competitive advantage. We also believe that purchasing a significant percentage of our products through independent third-party manufacturers in China allows us to maximize production flexibility while limiting our capital expenditures, work-in-process inventory and costs of managing a larger production work force. Because of sophisticated footwear manufacturing techniques, individual production lines can be quickly changed from one style to another, and production of certain styles can be completed in as few as four hours, from uncut leather to boxed footwear.

        We place our projected orders for each season's styles with our manufacturers prior to the time we have received all of our customers' orders. Because of our close working relationships with our third party manufacturers (which allow for flexible production schedules and production of large quantities of footwear within a short period of time), many of our orders are finalized only after we have received orders from a majority of our customers. As a result, we are better able to meet sudden demands for particular designs, more quickly exploit market trends as they occur, reduce inventory risk and more efficiently fill reorders booked during a particular season.

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

        During 2008, our jewelry products were manufactured primarily by independently-owned jewelry manufacturers in Asia. Sourcing the majority of our products from third-party manufacturers enables us to better control costs and avoid significant capital expenditures, work in process inventory, and costs of managing a larger production workforce. Our products have historically been purchased from Asian manufacturers in pre-set United States dollar prices. To date, we generally have not been materially adversely affected by fluctuations in exchange rates. However, a substantial decline of the United States dollar against major world currencies, coupled with higher labor costs being experienced by some of our foreign manufacturers, primarily in China, could cause our manufacturing costs to rise.

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

Imports and Import Restrictions

        Our transactions with our foreign manufacturers and suppliers are subject to the risks of doing business abroad. Imports into the United States are affected by, among other things, the cost of transportation and the imposition of import duties and restrictions. The United States, China and other countries in which our products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duty or tariff levels, which could affect our operations and our ability to import products at current or increased levels. We cannot predict the likelihood or frequency of any such events occurring.

        On January 1, 2005, the World Trade Organization's 148 member nations lifted all quotas on apparel and textiles. As a result, all textiles and textile apparel manufactured in a member nation and exported after January 1, 2005 are no longer subject to quota restrictions. A special safeguard provision that had provided the U.S. with an additional four years beyond January 1, 2005 to apply quotas on Chinese imports of textiles expired on December 31, 2008. The lifting of quotas and expiration of safeguard provisions allows retailers, apparel firms and others to import unlimited quantities of apparel and textile items from China, India and other low-cost countries, which could lead to lower production costs, allow us to improve the quality of our products for a given cost, or allow us to concentrate production in the most efficient markets. However, litigation and political activity have been initiated by interested parties seeking to re-impose quotas. In addition, if the prices of the imported goods can be shown to be less than those offered by domestic producers for the same items, the U.S. International Trade Commission may recommend that anti-dumping duties be imposed on those goods. As a result, we are unable to predict the long-term effects of the lifting of quota restrictions and related events on our results of operations.

        Our imported products are also subject to United States customs duties and, in the ordinary course of business, we are from time to time subject to claims by the United States Customs Service for duties and other charges.

        We monitor duty, tariff and quota-related developments and continually seek to minimize our potential exposure in these areas through, among other measures, geographical diversification of our manufacturing sources, the maintenance of overseas offices and shifts of production among countries and manufacturers.

        Because our foreign manufacturers are located at significant geographic distances from us, we are generally required to allow greater lead time for foreign orders, which reduces our manufacturing flexibility. Foreign imports are also affected by the high cost of transportation into the United States and the effects of fluctuations in the value of the dollar against foreign currencies in certain countries.

        In addition to the factors outlined above, our future import operations may be adversely affected by political instability resulting in the disruption of trade from exporting countries and restrictions on the transfer of funds.

Marketing

        Our ten largest customer groups, principally department stores, accounted for approximately 58% of gross revenues in 2008. Macy's, Inc., our largest customer in 2008, accounted for 21% of our 2008 gross revenues.

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

        We also provide design and manufacturing resources to several of our wholesale customers to develop product lines to be sold under their own private labels. These private label lines compete directly with our product lines and may receive more prominent positioning on the retail floor by department stores. While this creates more competition, we believe that national brands are often preferred by the consumer.

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
  l.e.i. (in junior-focused and fashion magazines and radio),
  Anne Klein New York (in fashion magazines), and
  AK Anne Klein (in fashion magazines).

        In May 2008, we entered into an exclusive agreement with country music performer Taylor Swift to be the face of l.e.i., endorsing the brand through various initiatives including public relations, concert performances and sweepstakes. Our l.e.i. brand is sponsoring Ms. Swift's headlining concert tour in 2009 to increase brand awareness and reinforce the connection between Ms. Swift and the l.e.i. brand.

        Since 2007, "Style Guy" Lloyd Boston has been the exclusive spokesperson for our Jones New York brand. In this role, Mr. Boston writes merchandising manuals for Jones New York, Jones New York Signature and Jones New York Sport, hosts 20 Jones New York special events through the year in different department stores, hosts Macy's training on behalf of Jones New York, delivers reports on style trends for seasonal coordinator meetings and serves as the face of the brand at www.jny.com. Mr. Boston, who is a style editor on NBC's Today Show and has appeared as a guest on many other television shows, including Oprah, The View and CNN American Morning, hosts Closet Cases on Fine Living Network, which is sponsored by Jones New York.

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

Backlog

        We had unfilled customer orders of approximately $1.0 billion at December 31, 2008 and December 31, 2007. These amounts include both confirmed and unconfirmed orders which we believe, based on industry practice and past experience, will be confirmed. The amount of unfilled orders at a particular time is affected by a number of factors, including the mix of product, the timing of the receipt and processing of customer orders and scheduling of the manufacture and shipping of the product, which in some instances is dependent on the desires of the customer. Backlog is also affected by a continuing trend among customers to reduce the lead time on their orders. Due to these factors, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Licensing of Company Brands

        We have entered into various license agreements under which independent licensees either manufacture, market and sell certain products under our trademarks in accordance with designs furnished or approved by us or distribute our products in certain countries where we do not do business. These licenses, the terms of which (not including renewals) expire at various dates through 2012, typically provide for the payment to us of a percentage of the licensee's net sales of the licensed products against guaranteed minimum royalty payments, which typically increase over the term of the agreement.

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
Men's Sleepwear (Canada)
Men's Tailored Clothing, Formal Wear (U.S.)
Men's Umbrellas (U.S.)
Men's and Women's Optical Eyewear (U.S., Canada, Argentina, Aruba, Australia, Bahamas, Barbados,
     Belize, Benelux, Bolivia, Chile, Colombia, Costa Rica, Cyprus, Denmark, Dominican Republic, Ecuador,
     El Salvador, Finland, France, French Guiana, Guatemala, Honduras, Ireland, Israel, Jamaica, Kuwait,
     Lebanon, Mexico, Netherlands Antilles, New Zealand, Nicaragua, Norway, Panama, Paraguay, Peru,
     Philippines, Qatar, Russia, Saudi Arabia, South Africa, Suriname, Sweden, Trinidad, Turkey, United
     Arab Emirates, Uruguay, Venezuela)
Women's Costume Jewelry (Canada)
Women's Hats (U.S., Canada)
Women's Leather Outerwear (U.S.)
Women's Outerwear, Rainwear (U.S.)
Women's Wool Coats (U.S.)
Women's Outerwear, Wool Coats, Rainwear (Canada)
Women's Scarves, Wraps (U.S., Canada)
Women's Sleepwear, Loungewear, Daywear (U.S., Canada)
Women's Sunglasses (U.S., Canada)
Women's Umbrellas, Rain Accessories (U.S.)
Retail and Wholesale Distribution Rights for Women's Apparel, Handbags, Small Leather Goods, Footwear,
     Belts, Sunglasses, Coats, Scarves, as well as Sleepwear if such items are made available in the Territory
(China, Hong Kong, Indonesia, Macau, Malaysia, Singapore, Taiwan, Thailand)
Jones Wear	Women's Costume Jewelry (Canada) Women's Optical Eyewear (U.S.)
Jones Studio	Women's Outerwear, Wool Coats, Rainwear (Canada)
Albert Nipon	Men's Tailored Clothing (U.S.)
Evan-Picone	Men's Tailored Clothing (U.S.) Manufacturing and Wholesale Distribution Rights for Women's Sportswear (Japan)
Energie	Men's Denim and Sportswear (U.S.) Boys' Denim and Sportswear (4-6x and 8-20) (U.S.) Men's Footwear (U.S.)
Gloria Vanderbilt	Knit Tops, Bottoms, ActiveWear, Performance ActiveWear (U.S.)
GLO Jeans	Junior Outerwear (U.S.)

Brand	Category
GRANE	Junior Outerwear (U.S.)
Anne Klein New York and AK Anne Klein	Belts (U.S., Canada, Mexico, Bermuda)
Home Sewing Patterns (Worldwide)
Hosiery, Casual Legwear (U.S., Canada)
Outerwear, Wool Coats, Leather Outerwear, Rainwear (U.S., Canada)
Scarves, Cold Weather Accessories, Gloves (U.S., Canada)
Sunglasses, Optical Eyewear (Worldwide)
Watches (Worldwide)
Manufacturing and Wholesale and Retail Distribution Rights for Apparel (Japan)
Retail and Wholesale Distribution Rights for Handbags (Japan)
Sublicensed Wholesale and Retail Distribution Rights for Scarves, Towels, Jewelry (Japan)
Manufacturing and Wholesale and Retail Distribution Rights for Apparel, Handbags, Accessories (Korea)
Retail and Wholesale Distribution Rights for Apparel (Central America, South America, Caribbean,
     Dominican Republic)
Retail Rights for Belts, Eyewear, Watches, Jewelry, Coats, Sleepwear, Socks, Scarves, Swimwear, Fragrances and
     Cosmetics if any such items are made available in the Territory (Central America, South America, Caribbean,
     Dominican Republic)
Retail and Wholesale Distribution Rights for Apparel, Belts, Sunglasses, Watches, Jewelry, Coats, Socks, Scarves,
     Swimwear, as well as Sleepwear, Fragrances if such items are made available in the Territory (China, Hong Kong,
     Indonesia, Macau, Malaysia, Singapore, Taiwan, Thailand, Italy, France, Spain, United Kingdom, Portugal,
     Ireland, Belgium, Luxembourg, the Netherlands, Saudi Arabia)
Retail Distribution Rights for Apparel, Handbags, Belts, Small Leather Goods, Scarves, Sleepwear, and
Socks (Philippines)
Anne Klein Coat	Outerwear, Wool Coats, Leather Outerwear, Rainwear (U.S., Canada)
A|Line	Sunglasses, Optical Eyewear (U.S.)
Nine West	Belts (U.S., Canada)
Casual Legwear (U.S., Canada)
Gloves, Cold Weather Accessories (U.S., Canada)
Hats (U.S., Canada)
Leather, Wool, Casual Outerwear, Rainwear (U.S., Canada, Spain)
Luggage (U.S., Canada)
Optical Eyewear (U.S., Canada, China, Mexico)
Sunglasses (U.S., Canada, Spain)
Retail and Wholesale Distribution Rights for Apparel, Belts, Cold Weather Accessories, Hats, Luggage,
     Sunglasses, Watches, Jewelry, Coats, Legwear, Scarves, as well as Sleepwear, Swimwear, Fragrances and Cosmetics if such items are made available in the Territory (China, Hong Kong, Indonesia, Japan, Macau,
Malaysia, Philippines, Singapore, Taiwan, Thailand)
Nine & Company	Hats (U.S.) Luggage (U.S.) Sleepwear, Loungewear (U.S.) Sunglasses (U.S.)
Easy Spirit	Slippers (U.S., Canada)
l.e.i.	Hats (U.S., Canada) Juniors' and Girls' Intimate Apparel (U.S.) Juniors' and Girls' Outerwear (U.S.) Juniors' and Girls' Sunglasses (U.S., Canada) Watches (U.S., Canada)

Brand	Category
Joan & David	Manufacturing and Retail Distribution Rights for Apparel, Footwear, Handbags (China, Hong Kong, Indonesia, Japan, Korea, Macau, Malaysia, Philippines, Singapore, Taiwan, Thailand)
International footwear and accessories retail/wholesale distribution	Nine West and Enzo Angiolini retail locations (Bahrain, Kuwait, Oman, Qatar, the United Arab Emirates, Jordan,
     India) and AK Anne Klein and Anne Klein New York retail locations and wholesale distribution rights for AK
     Anne Klein and Anne Klein New York footwear and accessories (Bahrain, Kuwait, Oman, Qatar, the United
     Arab Emirates)
Nine West and AK Anne Klein retail locations (Saudi Arabia, Lebanon, Egypt)
Nine West and AK Anne Klein retail locations and wholesale distribution rights for Nine West, Enzo Angiolini,
     Bandolino and Easy Spirit footwear and accessories and AK Anne Klein, Circa Joan & David, Sam & Libby
     and Mootsies Tootsies footwear (Belize, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Honduras,
     Nicaragua, Panama, Venezuela, the Dominican Republic, French Guiana, Guyana, Suriname, the Caribbean
     Islands)
Nine West and AK Anne Klein retail locations and wholesale distribution rights for Nine West and AK Anne Klein footwear and accessories (Greece, Cyprus, Bulgaria)
Nine West retail locations and wholesale distribution rights for Nine West footwear and accessories (Chile, Peru,
     Uruguay) and wholesale distribution rights for Enzo Angiolini footwear and accessories (Chile)
Nine West, AK Anne Klein, Enzo Angiolini, NW Nine West and Easy Spirit retail locations and wholesale distribution rights for Nine West, AK Anne Klein, Enzo Angiolini, NW Nine West and Easy Spirit footwear and accessories
     (Hong Kong, Indonesia, Japan, Korea, Macau, Malaysia, the People's Republic of China, the Philippines,
     Singapore, Taiwan, Thailand, Vietnam, Cambodia)
Nine West retail locations and wholesale distribution rights for Nine West footwear and accessories (South Africa)
Nine West, AK Anne Klein, Enzo Angiolini and Westies retail locations, wholesale distribution rights for Nine West footwear and accessories and Enzo Angiolini, Westies and AK Anne Klein footwear, and manufacturing rights for
     Westies footwear (Mexico)
Nine West, AK Anne Klein and Enzo Angiolini retail locations (Turkey, Romania, Kazakhstan, Azerbaijan) and wholesale distribution rights for Enzo Angiolini, Circa Joan & David, Boutique 9 and AK Anne Klein footwear (Turkey)
Nine West, AK Anne Klein and Easy Spirit retail locations and wholesale distribution rights for Nine West, AK Anne
     Klein and Easy Spirit footwear and accessories (Israel)
Nine West, Anne Klein, Bandolino and Easy Spirit retail locations, wholesale distribution rights for Nine West, Enzo
     Angiolini, Easy Spirit, Bandolino, Nine & Company and Westies footwear and accessories and AK Anne Klein,
     Circa Joan & David, Sam & Libby and Mootsies Tootsies footwear (Canada)
Nine West retail locations (the United Kingdom, Ireland, the Channel Islands, Denmark, the Netherlands) and wholesale distribution rights for Nine West and NW Nine West footwear and accessories and Easy Spirit footwear (the United
     Kingdom, Ireland, the Channel Islands, Norway, Denmark, Sweden, Finland, Iceland, Belgium, the Netherlands,
     Luxembourg, Germany)
Nine West retail locations and wholesale distribution rights for Nine West, AK Anne Klein and Enzo Angiolini footwear and accessories (Spain, Portugal, Andorra)
Nine West retail locations (Russia, Poland)
Nine West retail locations (France)
Nine West and Enzo Angiolini retail locations and wholesale distribution rights for Nine West and Enzo Angiolini footwear and accessories (Australia, New Zealand)
Wholesale distribution rights for Nine West and Napier costume jewelry (Canada)

Investment in GRI

        On June 20, 2008, we acquired a 10% equity interest in GRI, an international accessories and apparel brand management and retail-distribution network, for $20.2 million. GRI, which (including its franchisees) operates over 800 points of sale in 12 Asian countries, is the exclusive licensee of several of our brands in Asia, including Nine West, Anne Klein New York, AK Anne Klein, Easy Spirit, Enzo Angiolini and Joan & David. GRI also distributes other women's apparel, shoes and accessory brands.

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

Trademark	Expiration Dates	Trademark	Expiration Dates	Trademark	Expiration Dates
Jones New York	2011-2017	Nine & Company	2012-2015	Anne Klein	2009-2018
Jones New York Sport	2013	Napier	2009	Kasper	2011-2018
Evan-Picone	2011-2018	Judith Jack	2010-2012	Le Suit	2018
Nine West	2009-2018	Energie	2015-2018	Joan & David	2012-2015
Easy Spirit	2010-2017	Gloria Vanderbilt	2012-2017	Mootsies Tootsies	2010-2013
Enzo Angiolini	2010-2015	l.e.i.	2010-2016	Sam & Libby	2013-2017
Bandolino	2011-2017

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

Employees

        At December 31, 2008, we had approximately 7,925 full-time employees. This total includes approximately 2,910 in quality control, production, design and distribution positions, approximately 2,015 in administrative, sales, clerical and office positions and approximately 3,000 in our retail stores. We also employ approximately 4,785 part-time employees, of which approximately 4,675 work in our retail stores.

        Approximately 75 of our employees located in Vaughan, Ontario are members of the Laundry and Linen Drivers and Industrial Workers Union, which has a collective bargaining agreement with us expiring on March 15, 2009. Approximately 45 of our employees located in New York, New York are members of UNITE HERE, which has a collective bargaining agreement that expires on May 31, 2010. Approximately 270 of our employees located in El Paso, Texas are members of UNITE HERE, which has a collective bargaining agreement that expires on October 31, 2009. We consider our relations with our employees to be satisfactory.

Corporate Responsibility Programs

Factory Monitoring
        We implemented a comprehensive monitoring program in 1996 when we became a participant in the United States Department of Labor's Apparel Manufacturer's Compliance Program Agreement ("CPA").

Under the CPA and through independent agreements with domestic and foreign manufacturers that produce our products, we monitor compliance with the Jones Apparel Group Standards for Contractors and Suppliers ("JAG Standards"). Our monitoring program evaluates 100% of our global contract factories at least annually for approved factories, and more frequently for factories with major non-conformances. With 27 employees spread across five countries, our compliance staff is multi-lingual, with the majority holding a post-secondary education degree. In addition to our internal staff, we retain a number of recognized, unaffiliated third party workplace compliance audit firms to conduct factory audits on our behalf. In 2008, 1,061 audits were conducted, including 783 by third party auditors.

        Although there are no perfect monitoring systems, we are constantly improving our program in order to address compliance issues that we encounter. We believe that a majority of our factories satisfy our code of conduct requirements. In August 2006, we instituted a scorecard system to assign risk levels objectively based on audit results. The scorecard concept is a data-driven process with the underlying premise that not all violations should be treated equally, and that some findings are more serious and not as easily corrected as others. By comparing audit results, the scorecard system allows us to evaluate and determine where monitoring is needed most. Over time, audit scores reflect the compliance status of a factory, making it a useful tool for internal production divisions to benchmark their factories, vendors and agents when making sourcing decisions.

        To facilitate factories' understanding of our expectations and compliance requirements, we recently released the Jones Corporate Compliance Guidebook, a comprehensive guide to our compliance standards. The purpose of the guidebook is to provide suppliers with a detailed, informative and easy-to-follow reference of our expectations in the areas that we monitor. The Guidebook includes country-specific supplements, which contain an overview of the legal requirements unique to a country. To date, we have made the guidebook and supplements available in three languages (English, Chinese and Vietnamese) and are in the process of drafting additional country-specific supplements.

Beyond Monitoring
        Reliance on audits alone creates the risk that whatever improvements we do see may be temporary and cosmetic. To address this, a large part of our compliance program emphasizes uncovering the root causes of factory noncompliance and providing factories with the tools and training needed to sustain a viable long-term compliance program.

        The basic goal of our "beyond monitoring" programs is to increase factories' abilities to establish a sustainable management system. We are moving to a model of partnering with suppliers to achieve sustainable compliance through proactive solutions. We have come to understand that factories must embed ethical business practices based on strong management systems into all of their business operations.

        Our beyond monitoring programs focus on providing factories with the tools and knowledge to take responsibility for their social compliance practices. From our experience, the process is complicated and challenges factories' standard business practices. Recognizing this, we have taken the approach of dividing the programs into three phases: knowledge transfer, knowledge absorption and knowledge implementation. Together, these phases create a continuous process of feedback, reinforcement and improvement.

        Since 2007, we have facilitated numerous training programs which include human resource management, health and safety, and managing employment relations. As of December 2008, 17 sessions of training were conducted, and 172 suppliers have attended these trainings. Ultimately, we believe that if we can help factories to build effective management systems, we can facilitate and empower factories to create sustainable solutions.

        Our compliance specialists work closely with factories producing our products to develop and implement sustainable management systems for labor. By working with the factories one-on-one, we have seen marked improvements in many of our factories, in areas such as wages and benefits, health and safety, employees' understanding of their rights under the local labor laws and communication between management and workers.

        Additionally, we have established strong relationships with local and U.S. government officials, the International Labour Organization ("ILO") and trade union representatives. These relationships promote ongoing dialog and have enabled us to address issues proactively as they arise in the field.

Internal Alignment
        The effectiveness of any supply chain monitoring effort is dependent on the cooperation and collaboration among different divisions across a company. On a daily basis, our compliance group communicates the compliance status of suppliers to internal business units and provides advice on how we can work together to help key factories to improve. We recognize that in order for factories to make progress in their labor and health and safety practices, our internal business units must understand the principles embodied in the JAG Standards and support monitoring efforts with their influence over factories.

        Starting in 2008, we have been issuing periodic corporate social responsibility ("CSR") newsletters to all our employees, to communicate our compliance efforts, the major issues that affect factories' compliance, and the important CSR issues of the day. Additionally, to better understand how we as buyers affect a factory's ability to be socially compliant, we began conducting a "reverse scorecard" survey to obtain feedback from suppliers. The purpose of the reverse scorecard is to provide suppliers with an opportunity to offer their opinions as a business partner working with us along several lines, such as communication, technical support, and time and action. As we move into 2009, we will be utilizing these results to determine how we as buyers can be better business partners to our suppliers.

Engagement with Other Interested Parties
        Like any multinational company, our business practices impact a diverse group, including business associates, governments, trade unions, non-governmental organizations ("NGOs") and employees both working for us and for the factories making our products. A key element in our compliance program is engagement with these parties, which encompasses issues of factory compliance and human rights, and occurs at various levels - factory, community and multi-lateral initiatives.

        At the factory level, we have been actively involved in the ILO's Better Work program, along with other recognized international brands. The Better Work program combines independent factory assessments with advisory and training services to support practical improvements in factories. It is currently operational in Cambodia, with programs in Jordan and Vietnam starting in early 2009 and plans to expand to other countries as well. By joining Better Factories Cambodia, we are committed to accepting ILO monitoring reports and have stopped auditing factories in Cambodia. We have also been working closely with the ILO from conception to the expected implementation of the Better Work Jordan program and are involved in multi-brand meetings related to the expansion of this global initiative. Engagement with Better Work gives us a platform for brand cooperation and benefits our suppliers by reducing their number of audits, which allows them to focus more of their time toward sustainable improvements.

        We have been working with Africa Now, an international development organization tackling poverty in Africa by helping small-scale producers and promoting ethical trade, to build its social auditing programs in Africa. The proceeds that Africa Now receives from conducting social audits for brands, including ours, provides support for its programs, such as capacity building, establishment of a permanent presence in Egypt and developing new social audit teams in countries not currently serviced.

        Periodically, we convene vendor summits in major sourcing countries to bring together a wide variety of partners and provide them with both updates to our programs and opportunities for exchanging ideas and concerns. These meetings give participants a forum for working together to identify challenges and opportunities in the countries in which they operate, as well as to complete case studies based on real-life situations we have encountered through our monitoring program. In 2008, we held vendor summits in Asia, the Middle East and Africa, which were attended by the majority of our supplier factories. Invitees to these summits also include agents, trade unions, NGOs and local and U.S. government officials. Ongoing communications with key participants after these summits makes it possible for us to stay informed and anticipate potential problems before they occur. The goal of all of these efforts is to facilitate improvements in the labor conditions throughout our supply chain.

Philanthropy and Community Involvement
        We strive to be a trusted and responsible member of the communities in which we work and live. To accomplish this goal, we promote and support employees to make a positive impact, through a combination of monetary and product donations and volunteer support. In 2008, we and our associates contributed time and money to a number of causes at the local community, national and global levels.

        In May 2005, we launched a charitable cause initiative, including the establishment of Jones New York In The Classroom, Inc., a not-for-profit corporation, with an initial grant from us of $1 million and a commitment of our continued support. Jones New York In The Classroom is dedicated to improving the quality of education in America and inspiring others, both individuals and corporations, to do the same through support of teachers and vital teacher-based programs in America's schools. It is focused on four areas of support for teachers: recruitment, retention, professional development and recognition and support.

        Our commitment since the launch in 2005 has also included support for events to raise public awareness of Jones New York In The Classroom and its goals for teachers and education, as well as initiatives to encourage our employees to participate in volunteer opportunities and fundraising for Jones New York In The Classroom, and the other non-profit organizations it supports. Our corporate employees have the opportunity to volunteer up to three hours of paid time off each month in educational facilities in their local communities. Each of our business locations is encouraged to raise or budget funds to adopt a classroom to help with daily classroom needs through Adopt-A-Classroom. Additional activities of Jones New York In The Classroom can be found at www.jnyintheclassroom.org.

        In addition to the localized community efforts, we took part in a number of national and industry-sponsored fundraising events. These efforts included either monetary or product donations to the American Heart Association, Breast Cancer Research Foundation, Dress for Success, Fashion Footwear Charitable Foundation, Fashion Footwear Association of New York (FFANY) Shoes on Sale, Ovarian Cancer Research Fund, and St. Jude's Children's Research Hospital.

        On a global level, we donated product to various charitable organizations world-wide. These organizations include: Gifts In Kind International, Samaritan's Feet, Soles for Souls, and the Susie Reizod Foundation, all of which donate shoes to community charities, children, or the indigent in the United States and abroad. This past year also witnessed one of the worst earthquakes in Chinese history. In an effort to help those displaced by the earthquake; we challenged our associates to make donations to the cause and matched 100% of employee contributions, which was donated to the International Federation of Red Cross and Red Crescent Societies, and the Hong Kong Red Cross China Relief fund.

The Greening of Jones Apparel Group
        With a goal of reducing our carbon footprint, we have established an Executive Green Committee to explore environmental opportunities throughout the company. The Executive Green Committee consists of ten strategic business executives having direct impact on our decisions to incorporate green initiatives. Additionally, we have identified more than 200 of our associates to be "eco-ambassadors" working in parallel with the Executive Green Committee to raise environmental awareness among employees, exemplify green practices in the workplace, and brainstorm new ways to increase efficiencies and adopt environmentally-friendly practices.

Energy Reduction in the Distribution Centers and Retail Locations
        We have been exploring innovative ways to reduce costs while obtaining environmental benefits. We implemented a lighting retrofit solution in an effort to reduce energy use at our West Deptford, N.J., distribution centers, which was completed in May 2008. The West Deptford pre-project vs. post-project power meter readings showed a reduction in kilowatt use, yielding a reduction in the electricity costs. Additionally, we are improving lighting at our retail store locations. Lighting retrofits and replacements of heating, ventilation and air conditioning (HVAC) systems are reducing not only energy use, but financial costs as well. In retail stores, the new lighting fixtures generate less heat, decreasing HVAC energy use. Based on the results of these projects, we are committed to explore similar opportunities in other distribution centers.

Reduce the Use
        Our REDUCE THE USE campaign has been put in place to create awareness, to decrease our use of paper and other supplies and to lower the overall costs of paper products. Additional initiatives to control costs and reduce consumption are in process or under consideration, including converting to recycled materials wherever cost-feasible.

Green Collateral and Packaging Initiative
        The goal and mission of the JAGreen Printed Materials & Packaging Group is to evaluate the current use of paper as it relates to our hangtags, shoeboxes, shopping bags and printed collateral to begin to move toward more significant use of recycled, renewable and Forest Stewardship Council (FSC) rated materials without increases in costs. Additionally, we are working with other industry leaders to develop environmentally-friendly hangers.

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

        The apparel, footwear and accessories industries have historically been subject to cyclical variations, recessions in the general economy and uncertainties regarding future economic prospects that affect consumer spending habits, which could negatively impact our business. The success of our operations depends on a number of factors impacting discretionary consumer spending, including general economic conditions, consumer confidence, wages and unemployment, housing prices, consumer debt, interest rates, fuel and energy costs, taxation and political conditions. A continuation or worsening of the current downturn in the economy may affect consumer purchases of our products and adversely impact our growth and profitability.

        The current state of the economy and the tightening of commercial credit markets may impair our ability to obtain credit on favorable terms.

        We rely on our revolving credit facilities for backing the issuance of trade letters of credit and other supply chain purposes, and also from time to time for cash borrowings for working capital and general corporate purposes. Our current $600 million revolving credit facility matures on May 16, 2010. The loss of the use of this facility or the inability to replace this facility when it expires would materially impair our ability to purchase product from our network of independent foreign manufacturers. In addition, considering the uncertainties of the present economic environment, it is possible, in general, that one or more committed lenders would not meet its obligations to lend to borrowers.

        We may not be able to respond to changing fashion and retail trends in a timely manner, which could have a material adverse effect on us.

        The apparel, footwear and accessories industries have historically been subject to rapidly changing fashion trends and consumer preferences. We believe that our success is largely dependent on our ability to anticipate and respond promptly to changing consumer demands and fashion trends in the design, styling and production of our products and in the merchandising and pricing of products in our retail stores. If we do not gauge consumer needs and fashion trends and respond appropriately, then consumers may not purchase our products. This would result in reduced sales and profitability and in excess inventories, which would have a material adverse effect on us.

        We believe that consumers in the United States are shopping less in department stores (our traditional distribution channel) and more in other channels, such as specialty shops and mid-tier locations where value is perceived to be higher. In response, our strategy involves adding new distribution channels, increasing investment in our core brands by focusing on design, quality and value, remodeling our retail locations and implementing new and enhanced retail systems. Despite our efforts to respond to these trends, there can be no assurance that these trends will not have a material adverse effect on us.

        The loss of or a significant reduction of business with any of our largest customers would have a material adverse effect on us.

        Our ten largest customer groups, principally department stores, accounted for approximately 58% of revenues in 2008. Macy's, Inc. accounted for approximately 21% of our 2008 gross revenues.

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

        In the future, retailers may have financial problems or consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could further increase the concentration of our customers. The loss of any of our largest customers, or the bankruptcy or material financial difficulty of any large customer, could have a material adverse effect on us. We do not have long-term contracts with any of our customers, and sales to customers generally occur on an order-by-order basis. As a result, customers can terminate their relationships with us at any time or under certain circumstances cancel or delay orders.

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

        We also provide design and manufacturing resources to several of our wholesale customers to develop product lines to be sold under their own private labels. These private label lines compete directly with our product lines and may receive more prominent positioning on the retail floor by department stores. While this creates more competition, we believe that national brands are often preferred by the consumer.

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

        The extent of our foreign operations and contract manufacturing may adversely affect our domestic business.

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

        As a result of our foreign operations, our domestic business is subject to the following risks:

  A reduction in available manufacturing capacity, resulting from the closing of foreign factories that have experienced substantial declines in orders;
  uncertainties of sourcing associated with an environment in which general quota has been eliminated on apparel products pursuant to the World Trade Organization Agreement;

  reduced manufacturing flexibility because of geographic distance between us and our foreign manufacturers, increasing the risk that we may have to mark down unsold inventory as a result of misjudging the market for a foreign-made product;
  increases in manufacturing costs in the event of a decline in the value of the United States dollar against major world currencies, particularly the Chinese Yuan, and higher labor costs being experienced by our foreign manufacturers in China; and
  violations by foreign contractors of labor and wage standards and resulting adverse publicity.

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

        Difficulties in implementing new computer systems and software could impact our ability to design, produce and ship our products on a timely basis.

        We continually improve and upgrade our computer systems and software and are in the process of implementing the SAP Apparel and Footwear Solution as our core operational and financial system. The implementation of the SAP Apparel and Footwear Solution software, which began at select locations in November 2006, is a key part of our ongoing efforts to eliminate redundancies and enhance our overall cost structure and margin performance. Difficulties migrating existing systems to new software could impact our ability to design, produce and ship our products on a timely basis.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

        The general location, use and approximate size of our principal properties are set forth below:

Location	Owned/Leased	Use	Approximate Area in Square Feet (1)
Bristol, Pennsylvania	leased	Administrative and computer services	172,600
New York, New York	leased	Administrative, executive and sales offices	561,900
Vaughan, Canada	leased	Administrative offices and distribution warehouse	125,000
Lawrenceburg, Tennessee	owned	Distribution warehouses	1,223,800
South Hill, Virginia	leased	Distribution warehouses	823,040
El Paso, Texas	leased	Distribution warehouses	952,000
White Plains, New York	leased	Administrative offices	132,200
West Deptford, New Jersey	leased	Distribution warehouses	988,400
East Providence, Rhode Island	leased	Distribution warehouses, product development, administrative and computer services	164,700

_________________
(1)  Including mezzanine where applicable.

        We sublease a 234,000 square foot office building in White Plains, New York to an independent company.

        We lease approximately 715,250 square feet of warehouse facilities in Goose Creek, South Carolina which are currently not in service. We sublease 301,350 square feet of these facilities to an independent company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers are as follows:

Name	Age	Office
Wesley R. Card	61	President and Chief Executive Officer
Sidney Kimmel	81	Chairman
Ira M. Dansky	63	Executive Vice President, General Counsel and Secretary
John T. McClain	47	Chief Financial Officer
Andrew Cohen	59	Chief Executive Officer - Footwear, Accessories and Retail
Christopher R. Cade	41	Executive Vice President, Chief Accounting Officer and Controller

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

        Mr. Cohen was named Chief Executive Officer - Wholesale Footwear and Accessories in April 2006 and also assumed responsibility for Company-owned retail footwear and apparel in April 2007. He served as President - Wholesale Footwear and Accessories from January 2006 until April 2006. He was the Group President of the Energie and l.e.i. Divisions from May 2004 to January 2006 and President of the Energie Division from July 2001 until May 2004.

        Mr. Cade was named Executive Vice President, Chief Accounting Officer and Controller on December 17, 2007. Prior to joining us, Mr. Cade served as Senior Vice President, Chief Accounting Officer and Controller of Realogy Corporation (formerly Cendant Corporation), a position he assumed in August 2006. From June 2004 through July 2006, Mr. Cade served as Vice President, Corporate Finance, of Cendant Corporation. Prior to joining Cendant, he served as Director, Corporate Accounting and Reporting, of Public Service Enterprise Group, where he was employed from October 2002 to June 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Price range of common stock:
2008
High	$18.06	$17.86	$22.12	$16.43
Low	$12.10	$12.91	$12.25	$2.34
2007
High	$35.54	$34.73	$28.72	$23.08
Low	$30.22	$27.50	$16.73	$15.98
Dividends paid per share of common stock:
2008	$0.14	$0.14	$0.14	$0.14
2007	$0.14	$0.14	$0.14	$0.14

        Our common stock is traded on the New York Stock Exchange under the symbol "JNY." The above figures set forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the New York Stock Exchange Composite Tape. The last reported sale price per share of our common stock on February 13, 2009 was $3.44, and on that date there were 538 holders of record of our common stock. However, many shares are held in "street name;" therefore, the number of holders of record may not represent the actual number of shareholders.

Annual CEO Certification

        The Annual CEO Certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual was submitted to the New York Stock Exchange on May 29, 2008.

Issuer Purchases of Equity Securities

        We did not repurchase any of our common shares during the fiscal quarter ended December 31, 2008.

Comparative Performance

        The SEC requires us to present a chart comparing the cumulative total stockholder return on our common stock with the cumulative total stockholder return of (i) a broad equity market index and (ii) a published industry index or peer group. The following chart compares the performance of our common stock with that of the S&P 500 Composite Index and the S&P 500 Apparel, Accessories & Luxury Goods Index, assuming an investment of $100 on December 31, 2003 in each of our common stock, the stocks comprising the S&P 500 Composite Index and the stocks comprising the S&P 500 Apparel, Accessories & Luxury Goods Index and the reinvestment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

        The following financial information is qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Report. The selected consolidated financial information presented below is derived from our audited Consolidated Financial Statements for each of the five years in the period ended December 31, 2008. We completed our acquisitions of Maxwell on July 8, 2004 and Barneys on December 20, 2004 and, accordingly, the results of their operations are included in our operating results from the respective dates of acquisition. On September 6, 2007, we sold Barneys. The results of operations of Barneys have been reported as discontinued operations for all periods presented.

(All amounts in millions except per share data)

Year Ended December 31,	2008	2007	2006	2005	2004
Income Statement Data
Net sales	$3,562.6	$3,793.3	$4,014.8	$4,473.3	$4,573.2
Licensing income	52.1	52.0	51.1	58.9	57.1
Service and other revenues	1.7	3.2	21.1	-	-

Total revenues	3,616.4	3,848.5	4,087.0	4,532.2	4,630.3
Cost of goods sold	2,440.2	2,609.1	2,674.2	2,950.4	2,933.9

Gross profit	1,176.2	1,239.4	1,412.8	1,581.8	1,696.4
Selling, general and administrative expenses	1,069.2	1,100.4	1,096.3	1,128.3	1,170.9
Loss on sale of Polo Jeans Company business	-	-	45.1	-	-
Trademark impairments	25.2	88.0	50.2	-	0.2
Goodwill impairment	813.2	78.0	441.2	-	-

Operating (loss) income	(731.4)	(27.0)	(220.0)	453.5	525.3
Interest income	7.5	3.7	3.5	1.1	1.9
Interest expense and financing costs	49.1	51.5	50.5	71.0	51.1
Gain on sale of stock in Rubicon Retail Limited	-	-	17.4	-	-
Gain on sale of interest in Australian joint venture	0.8	8.2	-	-	-
Equity in (loss) earnings of unconsolidated affiliates	(0.7)	8.1	4.5	3.2	3.8

(Loss) income from continuing operations before provision for income taxes	(772.9)	(58.5)	(245.1)	386.8	479.9
(Benefit) provision for income taxes (1)	(6.6)	(104.4)	(70.1)	134.0	180.5

(Loss) income from continuing operations	(766.3)	45.9	(175.0)	252.8	299.4
Income from discontinued operations, net of tax (2)	0.9	265.2	29.0	21.5	2.4
Cumulative effect of change in accounting for share-based payments, net of tax	-	-	1.9	-	-

Net (loss) income	$(765.4)	$311.1	$(144.1)	$274.3	$301.8

Per Share Data
Basic (loss) earnings per share
(Loss) income from continuing operations	$(9.24)	$0.46	$(1.58)	$2.15	$2.42
Income from discontinued operations	0.01	2.65	0.26	0.18	0.02
Cumulative effect of change in accounting principle	-	-	0.02	-	-

Basic (loss) earnings per share	$(9.23)	$3.11	$(1.30)	$2.33	$2.44

Diluted (loss) earnings per share
(Loss) income from continuing operations	$(9.24)	$0.45	$(1.58)	$2.12	$2.37
Income from discontinued operations	0.01	2.62	0.26	0.18	0.02
Cumulative effect of change in accounting principle	-	-	0.02	-	-

Diluted (loss) earnings per share	$(9.23)	$3.07	$(1.30)	$2.30	$2.39

Dividends paid per share	$0.56	$0.56	$0.50	$0.44	$0.36
Weighted average common shares outstanding
Basic	82.9	99.9	110.6	118.0	123.6
Diluted	82.9	101.3	110.6	119.2	126.5

December 31,	2008	2007	2006	2005	2004
Balance Sheet Data
Working capital	$693.6	$898.5	$984.2	$447.9	$612.3
Total assets	2,427.5	3,236.6	3,801.1	4,577.8	4,571.4
Short-term debt and current portion of long-term debt and capital lease obligations	253.1	4.8	104.1	357.3	203.2
Long-term debt, including capital lease obligations	528.9	777.7	785.1	786.4	1,013.3
Stockholders' equity (3)	1,182.2	1,996.8	2,211.6	2,666.4	2,653.9

(1)	As a result of the capital gain generated by the sale of Barneys, in 2007 we reversed a $107.7 million deferred tax valuation allowance previously created from capital loss carryforwards that we had not expected to be able to utilize. The reversal of the tax valuation allowance has been recorded in income from continuing operations, as the creation of the deferred tax valuation allowance was recorded in continuing operations in 2006 upon the sale of our Polo Jeans Company business.
(2)	On September 6, 2007, we sold Barneys. In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations of Barneys have been reported as discontinued operations for all periods presented. The 2007 amount includes an after-tax gain of $254.2 million from the sale. In 2008, we reached final settlement on certain liabilities remaining from the sale, resulting in an additional after-tax gain of $0.9 million.
(3)	The decreases from 2005 to 2008 are primarily the result of the impairments of goodwill and indefinite-lived trademarks in 2006, 2007 and 2008.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion provides information and analysis of our results of operations from 2006 through 2008, and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

Executive Overview

        We design, contract for the manufacture of and market a broad range of women's collection sportswear, suits and dresses, casual sportswear and jeanswear for women and children, and women's footwear and accessories. We sell our products through a broad array of distribution channels, including better specialty and department stores and mass merchandisers, primarily in the United States and Canada. We also operate our own network of retail and factory outlet stores and several e-commerce web sites. In addition, we license the use of several of our brand names to select manufacturers and distributors of women's and men's apparel and accessories worldwide.

        During 2008, the following significant events took place:

  in February 2008, we announced that Wal-Mart Stores Inc. ("Wal-Mart") would be the exclusive retailer of our l.e.i. brand for juniors, junior plus and girls beginning with the 2008 back-to-school shopping season at Walmart stores nationwide;
  in May 2008, we announced the sale of our remaining Mexican operations;
  in June 2008, we announced that we successfully completed amendments to our $1 billion and $750 million five-year revolving credit facilities (reducing the $1 billion facility commitment to $500 million), and in December 2008, we announced we had terminated the $500 million facility and further amended the $750 million facility (reducing the commitment to $600 million);
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
  in July 2008, we announced we had entered into an agreement with New Balance Athletic Shoe, Inc. ("New Balance") to license, create and distribute a fashion-lifestyle footwear collection that brings together New Balance's innovative performance and materials technology with Nine West's fashion styling; and
  on August 5, 2008, Standard & Poor's removed our corporate credit and senior unsecured debt ratings from credit watch and lowered the ratings to BB from BB+. It further lowered the ratings to BB- on October 29, 2008 while maintaining its previously-assigned negative outlook. On October 20, 2008, Moody's lowered our corporate family and probability of default ratings to Ba2 from Ba1 and assigned a ratings outlook of stable. As a result of the amendments to our revolving credit facility expiring on May 16, 2010, Standard & Poor's further downgraded our senior unsecured debt ratings from BB- to B+ on January 6, 2009, and Moody's further downgraded our senior unsecured debt ratings from Ba2 to Ba3 on January 8, 2009.

Trends

        The current economic environment has resulted in lower consumer confidence and lower retail sales. This trend may lead to further reduced consumer spending, which could affect our net sales and our future profitability. Therefore, we have taken aggressive cost reduction actions to address the uncertainty posed by the current economic conditions and to protect our future profitability. Cost reduction actions underway are anticipated to result in annualized cash savings of approximately $33 million. These actions include personnel reductions, elimination of certain unprofitable divisions and a reduction in discretionary spending. In addition to cost reduction actions, we have reduced our 2009 planned capital spending to approximately $40 - $45 million from the $71.2 million expended in 2008.

Our Board of Directors has also approved a reduction in our quarterly cash dividend from $0.14 per share to $0.05 per share.

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

        We also believe that consumers will continue to increase their purchasing of apparel, footwear and accessories through e-commerce web sites. During 2008, we upgraded our existing sites, www.ninewest.com, www.easyspirit.com and www.bandolino.com, and launched www.jny.com. We also plan to launch www.anneklein.com in early 2009. Through these web sites, we market either footwear and accessories, apparel or a combination of these products, primarily under their respective brand names. The selection of products is substantially consistent with the product offerings in our corresponding retail store concepts. Our e-commerce systems allow us to fulfill customer orders from inventory at our retail store locations if the items are not available at our distribution center.

        On January 1, 2005, the World Trade Organization's 148 member nations lifted all quotas on apparel and textiles. As a result, all textiles and textile apparel manufactured in a member nation and exported after January 1, 2005 are no longer subject to quota restrictions. A special safeguard provision that had provided the U.S. with an additional four years beyond January 1, 2005 to apply quotas on Chinese imports of textiles expired on December 31, 2008. The lifting of quotas and expiration of safeguard provisions allows retailers, apparel firms and others to import unlimited quantities of apparel and textile items from China, India and other low-cost countries, which could lead to lower production costs, allow us to improve the quality of our products for a given cost, or allow us to concentrate production in the most efficient markets. However, litigation and political activity have been initiated by interested parties seeking to re-impose quotas. In addition, if the prices of the imported goods can be shown to be less than those offered by domestic producers for the same items, the U.S. International Trade Commission may recommend that anti-dumping duties be imposed on those goods. As a result, we are unable to predict the long-term effects of the lifting of quota restrictions and related events on our results of operations.

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

Investment in GRI

        On June 20, 2008, we acquired a 10% equity interest in GRI, an international accessories and apparel brand management and retail-distribution network, for $20.2 million. GRI, which (including its franchisees) operates over 800 points of sale in 12 Asian countries, is the exclusive licensee of several of our brands in Asia, including Nine West, Anne Klein New York, AK Anne Klein, Easy Spirit, Enzo Angiolini and Joan & David. GRI also distributes other women's apparel, shoes and accessory brands.

        Under the terms of our investment, GRI will be entitled to receive a future cash payment from us of up to $10.0 million if GRI's net income for its fiscal year ending January 31, 2009 exceeds a specified earnings target. Any additional payment will be recorded as an additional investment in GRI but will not increase our 10% equity interest. Based on projected results of GRI for the remainder of its fiscal year, we currently do not anticipate making any additional payments. The results of GRI are reported under the equity method of accounting.

Accelerated Share Repurchase Program

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

Strategic Decisions Regarding Certain Moderate Apparel Brands

        Our continued strategic operational reviews and efforts to improve profitability and the continued trend of our moderate and jeanswear customers towards differentiated product offerings led us to make the strategic decision to exit some of our moderate apparel product lines during 2007. As a result of this exit, we renamed our wholesale moderate apparel segment as our wholesale jeanswear segment to better reflect the products we produce in that segment. We believe that exiting these product lines will strengthen our future operating results and allow us to focus primarily on growth opportunities in our remaining wholesale product lines, which have strong fundamentals and operate at higher margins. This decision did not impact in any way our denim and junior division labels such as Gloria Vanderbilt, l.e.i., Energie, GLO, Grane and others, which are also reported in the wholesale jeanswear segment. The moderate product lines we exited have not been classified as discontinued operations as they do not meet the criteria for discontinued operations as set forth in SFAS No. 144. As a result of the loss of these projected revenues, we recorded impairments for our Norton McNaughton and Erika trademarks of $80.5 million in our licensing, other and eliminations segment in 2007. In connection with this decision, we closed our Goose Creek, South Carolina and Edison, New Jersey distribution centers. See "Accrued Restructuring Costs" in Notes to Consolidated Financial Statements.

        We announced in February 2008 that Wal-Mart would be the exclusive retailer of our l.e.i. brand for juniors, junior plus and girls beginning with the 2008 back-to-school shopping season at Wal-Mart stores nationwide.

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

Sale of Barneys

        On September 6, 2007, we completed the sale of Barneys to an affiliate of Istithmar PJSC. We received $937.4 million of cash (net of working capital adjustments) and paid an aggregate of $54.6 million in cash for bonuses for key Barneys employees, compensation for restricted stock held by certain employees of Barneys that was forfeited upon the completion of the sale and other fees and costs related to the sale.

        As a result of the capital gain generated by the sale of Barneys, we reversed a $107.7 million deferred tax valuation allowance previously created from capital loss carryforwards that we had not expected to be able to utilize. The reversal of the tax valuation allowance has been recorded in income from continuing operations in 2007.

        In accordance with the provisions of SFAS No. 144, the results of operations of Barneys for the current and prior periods have been reported as discontinued operations and the assets and liabilities relating to Barneys have been reclassified as held for sale for all prior periods in the Consolidated Balance Sheets.

Sale of Polo Jeans Company Business in 2006

        In February 2006, we reached a settlement of certain litigation that we had commenced in 2003 with Polo. In connection with this settlement, we entered into a Stock Purchase Agreement with Polo and certain of its subsidiaries with respect to the sale to Polo of all outstanding stock of Sun. Among other terms, we received gross proceeds of $355.0 million in connection with the sale and the settlement. Sun's assets and liabilities on the closing date primarily related to the Polo Jeans Company business, which Sun operated under long-term license and design agreements entered into with Polo in 1995.

        We recorded a pre-tax loss of approximately $145.1 million after allocating $356.7 million of goodwill to the business sold and a pre-tax gain of $100.0 million related to the litigation settlement. Approximately $3.7 million in state and local taxes were accrued related to the litigation settlement, resulting in a combined after tax loss of approximately $48.8 million. The combined loss created federal and state capital loss carryforwards that we are using to partially offset the gain realized from the sale of Barneys.

Goodwill and Other Intangible Assets

        Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. Accounting rules require that we test at least annually for possible goodwill impairment. We perform our test in the fourth fiscal quarter of each year using a discounted cash flow analysis that requires that certain assumptions and estimates be made regarding industry economic factors and future profitability. As a result of the 2006 impairment analysis, we determined that the goodwill balance existing in our wholesale jeanswear segment was impaired as a result of decreases in projected revenues and profitability with respect to certain moderate apparel brands, as well as changes in business strategy with respect to our Norton McNaughton brand. Accordingly, we recorded an impairment charge of $441.2 million. As a result of the 2007 impairment analysis, we determined that the remaining goodwill balance existing in our wholesale jeanswear segment was impaired as a result of decreases in projected revenues and profitability for certain brands. Accordingly, we recorded an impairment charge of $78.0 million. As a result of the 2008 impairment analysis, we determined that the goodwill balance existing in our wholesale footwear and accessories segment was impaired as a result of decreases in projected revenues and profitability for this segment. Accordingly, we recorded an impairment charge of $813.2 million.

        We also perform our annual impairment test for trademarks during the fourth fiscal quarter of the year. As a result of the 2006 impairment analysis, we recorded trademark impairment charges of $50.2 million as a result of decreases in projected revenues for certain moderate apparel, better apparel, footwear and costume jewelry brands. We also recorded trademark impairment charges of $80.5 million in 2007 as a result of our decision to discontinue or significantly reduce the scale of certain moderate apparel brands. As a result of the 2007 and 2008 impairment analyses, we recorded trademark impairment charges of $7.5 million and $25.2 million, respectively, as a result of decreases in projected revenues for certain brands. All trademark impairment charges are reported as selling, general and administrative expenses in the licensing, other and eliminations segment.

Critical Accounting Policies

        Several of our accounting policies involve significant or complex judgements and uncertainties and require us to make certain critical accounting estimates. We consider an accounting estimate to be critical if it requires us to make assumptions about matters that were highly uncertain at the time the estimate was made. The estimates with the greatest potential effect on our results of operations and financial position include the collectibility of accounts receivable, the recovery value of obsolete or overstocked inventory and the fair values of both our goodwill and intangible assets with indefinite lives. Estimates related to accounts receivable affect our wholesale better apparel, wholesale jeanswear, wholesale footwear and accessories and retail segments. Estimates related to inventory and goodwill affect our wholesale better apparel, wholesale jeanswear, wholesale footwear and accessories and retail segments. Estimates related to intangible assets with indefinite lives affect all of our segments.

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

        We test our goodwill and our intangible assets with indefinite lives for impairment on an annual basis (during our fourth fiscal quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. We recorded goodwill impairments of $813.2 million, $78.0 million and $441.2 million in 2008, 2007 and 2006, respectively. We recorded trademark impairments of $25.2 million, $88.0 million and $50.2 million in 2008, 2007 and 2006, respectively. For more information, see "Goodwill and Other Intangible Assets" in Notes to Consolidated Financial Statements.

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

	Assumptions		Effect of one percentage point unfavorable change in:
	Goodwill	Trademarks	Goodwill	Trademarks
Discount rates	11.5%	11.5%	none	$ 4.1
Royalty rates	--	4.0% - 7.0%	--	16.0
Weighted-average revenue growth rates	2.8%	7.5%	none	1.8
Long-term growth rates	3.0%	0% - 3.0%	none	2.9

        The impairment charges resulting from the goodwill impairment testing in 2008 were primarily the result of lower projected revenues and profitability across various product lines in our wholesale footwear and accessories segment and an increase in the discount rate. The impairment charges resulting from the trademark impairment testing in 2008 were primarily from decreases in projected revenues for certain footwear and costume jewelry product lines and an increase in the discount rate. We increased our discount rate from the 9.5% used in 2007 to 11.5% in 2008, which reflects the changes in our cost of capital and other factors.

        At December 31, 2008, we had $160.7 million of goodwill remaining, of which $40.1 million has been assigned to the wholesale better apparel segment and $120.6 million has been assigned to the retail segment. We also had $575.9 million of indefinite-lived trademarks remaining. Should the economic conditions and trends (such as reduced consumer spending) prevailing at December 31, 2008 continue to deteriorate throughout 2009 and beyond, the goodwill assigned to our retail segment and the fair values of certain trademarks could become impaired.

        Other than the assumptions used in the impairment testing of our goodwill and trademarks, we have not made any material changes to any of our critical accounting estimates in the last three years. Our senior management has discussed the development and selection of our critical accounting estimates with the Audit Committee of our Board of Directors. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements.

Results of Operations

Statements of Operations Stated in Dollars and as a Percentage of Total Revenues
(In millions)	2008		2007		2006
Net sales	$3,562.6	98.5%	$3,793.3	98.6%	$4,014.8	98.2%
Licensing income	52.1	1.4	52.0	1.4	51.1	1.3
Service and other revenues	1.7	0.0	3.2	0.1	21.1	0.5

Total revenues	3,616.4	100.0	3,848.5	100.0	4,087.0	100.0
Cost of goods sold	2,440.2	67.5	2,609.1	67.8	2,674.2	65.4

Gross profit	1,176.2	32.5	1,239.4	32.2	1,412.8	34.6
Selling, general and administrative expenses	1,069.2	29.6	1,100.4	28.6	1,096.3	26.8
Loss on sale of Polo Jeans Company business	-	-	-	-	45.1	1.1
Trademark impairments	25.2	0.7	88.0	2.3	50.2	1.2
Goodwill impairments	813.2	22.5	78.0	2.0	441.2	10.8

Operating (loss) income	(731.4)	(20.2)	(27.0)	(0.7)	(220.0)	(5.4)
Interest income	7.5	0.2	3.7	0.1	3.5	0.1
Interest expense and financing costs	49.1	1.4	51.5	1.3	50.5	1.2
Gain on sale of stock in Rubicon Retail Limited	-	-	-	-	17.4	0.4
Gain on sale of interest in Australian joint venture	0.8	0.0	8.2	0.2	-	-
Equity in (loss) earnings of unconsolidated affiliates	(0.7)	0.0	8.1	0.2	4.5	0.1

Loss from continuing operations before benefit for income taxes	(772.9)	(21.4)	(58.5)	(1.5)	(245.1)	(6.0)
Benefit for income taxes	(6.6)	(0.2)	(104.4)	(2.7)	(70.1)	(1.7)

(Loss) income from continuing operations	(766.3)	(21.2)	45.9	1.2	(175.0)	(4.3)
Income from discontinued operations, including gain on sale of Barneys in 2007, net of tax	0.9	0.0	265.2	6.9	29.0	0.7
Cumulative effect of change in accounting for share-based payments, net of tax	-	-	-	-	1.9	0.0

Net (loss) income	$(765.4)	(21.2%)	$311.1	8.1%	$(144.1)	(3.5%)

Percentage totals may not agree due to rounding.

2008 Compared with 2007

        Revenues. Total revenues for 2008 were $3.6 billion, compared with $3.8 billion for 2007, a decrease of 6.0%. Revenues by segment were as follows:

(In millions)	2008	2007	Decrease	Percent Change
Wholesale better apparel	$1,098.7	$1,101.0	$(2.3)	(0.2%	)
Wholesale jeanswear	796.5	985.0	(188.5)	(19.1%	)
Wholesale footwear and accessories	938.3	955.8	(17.5)	(1.8%	)
Retail	730.2	753.7	(23.5)	(3.1%	)
Licensing and other	52.7	53.0	(0.3)	(0.6%	)

Total revenues	$3,616.4	$3,848.5	$(232.1)	(6.0%	)

        Wholesale better apparel revenues did not materially change from 2007 to 2008. Shipments of our Jones New York Signature product line increased, due to both increased customer orders based on the performance of this brand at retail and initial shipments of our new casual line of products, and shipments of our Joneswear and Anne Klein product lines also increased, due to increased customer orders based on the performance of these brands at retail. These increases were offset by decreased shipments of our Jones New York, Nine West and specialty market product lines, due to decreased orders from our customers based on the performance of these brands at retail.

        Wholesale jeanswear revenues decreased $188.5 million. Lower shipments of our Rena Rowan, Nine & Co., Evan-Picone, Bandolino, Pappagallo and Erika moderate product lines, which were discontinued or repositioned in the market in 2007, reduced sales by approximately $238.8 million. Initial shipments of our l.e.i. brand for juniors, junior plus and girls to Wal-Mart under an exclusive retailing agreement and initial sales of the relaunched Erika, Pappagallo and Evan-Picone product lines during 2008 were partially offset by planned reductions of our GLO product line to focus on the l.e.i. brand and lower shipments of our Energie product line, due to decreased orders from our customers based on the performance of the brand at retail.

        Wholesale footwear and accessories revenues decreased $17.5 million. Lower sales of our Nine West and Anne Klein footwear products, primarily related to planned lower sales to value chain retailers and a shift in the market away from dress shoes towards casual shoes, were partially offset by (i) increased shipments in our international businesses due to continued expansion by our licensees who purchase product from us; (ii) increased shipments of our Nine West and Nine & Co. handbag product lines, due to increased orders from our customers based on the performance of these brands at retail; and (iii) initial shipments of our AK Anne Klein handbag line.

        Retail revenues decreased $23.5 million, primarily due to a 4.3% decline in comparable store sales ($30.1 million) resulting from decreased consumer spending relating to current economic conditions. Comparable stores are those that have been open for a full year, are not scheduled to close in the current period and are not scheduled for an expansion or downsize by more than 25% or relocation to a different street or mall. A 2.9% decrease in comparable store sales for our footwear stores ($12.9 million) and a 12.4% decrease in comparable store sales for our apparel stores ($28.5 million) were partially offset by a 57.5% increase in our e-commerce business ($11.3 million) and $18.1 million in sales from new store openings. We began 2008 with 1,034 retail locations and had a net decrease of 17 locations during the year to end the period with 1,017 locations.

        Revenues for 2008 and 2007 include $0.6 million and $1.0 million, respectively, in the licensing and other segment of service fees charged to Barneys under a short-term transition services agreement entered into with Barneys at the time of the sale of Barneys. These revenues were based on contractual monthly fees as set forth in the agreement. The agreement ended in May 2008.

        Revenues for 2007 include $1.2 million of service fees charged to Polo under a short-term transition service agreement entered into with Polo at the time of the sale of the Polo Jeans Company business. These revenues were based on contractual monthly and per-unit fees as set forth in the agreement. Of this amount, $1.0 million was recorded in the wholesale better apparel segment and $0.2 million was recorded in the wholesale jeanswear segment. The agreement ended in March 2007.

        Gross Profit. The gross profit margin increased to 32.5% in 2008, compared with 32.2% in 2007.

        Wholesale better apparel gross profit margins were 31.3% and 32.4% for 2008 and 2007, respectively. The decrease was due to higher levels of sales to off-price retailers in our suit and dress product lines in 2008.

        Wholesale jeanswear gross profit margins were 21.9% and 18.6% for 2008 and 2007, respectively. The increase is primarily due to the negative impact in the prior period of high levels of vendor allowances to clear inventory for the lower-margin moderate brands we had planned to exit or sell, the negative impact in the prior period of excess production capacity in the Mexican operations that we sold in May 2008, and lower levels of air shipments in 2008.

        Wholesale footwear and accessories gross profit margins were 25.2% and 28.2% for 2008 and 2007, respectively. The decrease was due to higher levels of sales to off-price retailers to liquidate excess inventory, higher levels of vendor allowances to clear inventory at the retail level, growth in our lower-margin international business and increased production costs in China and other Pacific Rim countries in 2008.

        Retail gross profit margins were 49.6% and 48.4% for 2008 and 2007, respectively. The increase was primarily the result of lower levels of excess footwear inventory liquidation in the current period, as the prior period included the liquidation of inventory related to the closing of all of our Stein Mart retail locations.

        Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses were $1.07 billion in 2008 and $1.10 billion in 2007.

        Wholesale better apparel SG&A expenses decreased $14.1 million, primarily from $8.8 million of cost savings realized in 2008 by discontinuing the Anne Klein designer line, a $2.1 million reduction in marketing expenses in 2008 and $5.9 million of expenses relating to the closing of our Bristol, Pennsylvania warehouse which were recorded in 2007. These decreases were partially offset by $1.5 million of incremental bad debt expense related to the bankruptcy filing of Boscov's, Inc. ("Boscov's").

        Wholesale jeanswear SG&A expenses decreased $33.4 million, primarily from cost savings resulting from the exit from some of our moderate apparel product lines during 2007, which were partially offset by a $4.2 million increase in administrative support costs, $1.9 million of advertising costs related to the launch of l.e.i. at Wal-Mart and $6.8 million of incremental bad debt expense related to the bankruptcy filings of Goody's Family Clothing, Inc. ("Goody's"), Mervyn's LLC ("Mervyn's"), Gottschalks Inc. ("Gottschalks") and Boscov's.

        Wholesale footwear and accessories SG&A expenses increased $20.1 million, primarily due to a $5.5 million increase in advertising costs, a $5.2 million increase in administrative support costs, a $4.0 million increase in salary, bonus and employee benefit costs (including pension costs), a $2.8 million increase in severance costs, a $2.3 million increase in sales and use taxes due to a tax audit settlement, a $1.1 million increase in distribution costs and $1.0 million of incremental bad debt expense related to the Goody's and Boscov's bankruptcy filings in 2008, offset by a $1.1 million reduction in consulting fees as compared with 2007.

        Retail SG&A expenses increased $8.2 million, primarily due to a $3.9 million increase in administrative support costs, a $3.8 million increase in depreciation expense and other occupancy costs, a $2.9 million increase in Canadian retail store operating costs and a $1.5 million write-off of computer software in 2008, partially offset by a $3.9 million reduction in professional fees, severance costs and employee benefits as compared with 2007.

        SG&A expenses for the licensing, other and eliminations segment decreased $12.4 million, primarily due to amounts recorded in 2007 relating to the termination of two former executive officers.

        Impairment Losses. As a result of our annual goodwill impairment analyses, we recorded goodwill impairments of $813.2 million in 2008 as a result of decreases in projected revenues and profitability for certain footwear and accessory brands and $78.0 million in 2007 as a result of decreases in projected revenues and profitability for certain moderate apparel brands. As a result of our annual trademark impairment analyses, we recorded trademark impairment charges of $25.2 million and $7.5 million in 2008 and 2007, respectively, as a result of decreases in projected revenues for certain brands. We also recorded trademark impairment charges of $80.5 million in 2007 as a result of our decision to discontinue or significantly reduce the scale of certain brands. For more information, see "Goodwill and Other Intangible Assets" in Notes to Consolidated Financial Statements.

        Operating Loss. The resulting operating loss from continuing operations for 2008 was $731.4 million, compared with $27.0 million for 2007, due to the factors described above.

        Net Interest Expense. Net interest expense from continuing operations was $41.6 million in 2008, compared with $47.8 million in 2007. The decrease was primarily the result of no outstanding borrowings under our credit facilities and higher interest income from higher cash balances during 2008.

        Income Taxes. The effective income tax rate benefit on continuing operations was 0.8% and 178.4% for 2007 and 2006, respectively. Excluding the effects of the goodwill and trademark impairments, the effective income tax rate on continuing operations was 33.2% for 2008. Excluding the effects of the reversal of deferred tax valuation allowances related to the sale of Barneys ($107.7 million) and the goodwill impairment, the effective tax rate on continuing operations was 17.0% for 2007. The increase is due primarily to a lesser impact of the foreign income tax differential relative to pre-tax income in the current period than in the prior period.

        Discontinued Operations. Income from discontinued operations for 2008 includes a $0.9 million adjustment to the after-tax gain on the sale of Barneys. Income from discontinued operations for 2007 includes a $254.2 million after-tax gain on the sale of Barneys and $11.0 million of net income from the operation of Barneys prior to the sale (see "Discontinued Operations" in Notes to Consolidated Financial Statements).

        Net (Loss) Income and (Loss) Income Per Share. Net loss was $(765.4) million in 2008, compared with net income of $311.1 million in 2007, which included the $254.2 million gain on the sale of Barneys. Diluted loss per share for 2008 was $(9.23), compared with earnings per share of $3.07 for 2007, on 18.2% fewer shares outstanding.

2007 Compared with 2006

        Revenues. Total revenues for 2007 were $3.8 billion compared with $4.1 billion for 2006, a decrease of 5.8%. Revenues by segment were as follows:

(In millions)	2007	2006	Increase (Decrease )	Percent Change
Wholesale better apparel	$1,101.0	$1,127.4	$(26.4)	(2.3%	)
Wholesale jeanswear	985.0	1,142.0	(157.0)	(13.7%	)
Wholesale footwear and accessories	955.8	941.1	14.7	1.6%
Retail	753.7	822.7	(69.0)	(8.4%	)
Licensing and other	53.0	53.8	(0.8)	(1.5%	)

Total revenues	$3,848.5	$4,087.0	$(238.5)	(5.8%	)

        Wholesale better apparel revenues decreased $26.4 million, primarily due to the effects of the sale of the Polo Jeans Company business, which contributed $24.6 million in net sales in 2006. Shipments of our Jones New York Signature and Evan-Picone product lines increased due to orders from our customers based on the performance of these brands at retail. These increases were offset by decreased shipments of our

Jones New York Suit product line due to decreased orders from our customers based on the performance of this brands at retail and decreased shipments of our Jones New York, Anne Klein and Jones New York Sport product lines due to decreased orders from our customers driven by the overall challenging retail environment.

        Wholesale jeanswear revenues decreased $157.0 million, primarily due to decreased shipments and higher markdown allowances to clear inventory in the moderate brands we are exiting or significantly reducing (including the Norton McNaughton, Bandolino, Nine & Co. and Rena Rowan product lines, decreased shipments of our denim product lines due to decreased orders from our customers driven by the overall challenging retail environment that developed during the fourth quarter of 2007 and the discontinuance by our wholesale customers of their exclusive W, Joneswear Jeans, C.L.O.T.H.E.S., Latina and Duckhead product lines. These decreases were partially offset by increased shipments of our Energie product line due to increased orders from our customers based on the performance of this brand at retail.

        Wholesale footwear and accessories revenues increased $14.7 million, primarily due to (1) increased shipping in our international business due to increased orders from our existing customers and the addition of new territories, (2) increased shipments of our Nine West and Nine & Co. handbag products due to higher customer orders from strong product performance at retail, and (3) the launch of our Anne Klein New York, Joan & David, Boutique 9 and l.e.i. footwear product lines. These increases were partially offset by reductions in our Nine West and certain other footwear product lines due to retail consolidations and the timing of shipments to certain retailers and lower levels of sales to off-price retailers.

        Retail revenues decreased $69.0 million, primarily due to the effect of the closing of our leased Stein Mart locations ($51.7 million), a 7.9% decline in footwear comparable store sales ($37.9 million) and a 3.6% decline in apparel comparable store sales ($8.1 million), offset by $29.3 million from new store openings. Excluding Barneys, we began 2007 with 1,100 retail locations and had a net decrease of 66 locations (primarily the Stein Mart locations) during the period to end the period with 1,034 locations.

        Revenues for 2007 also include $1.0 million in the licensing and other segment of service fees charged to Barneys under a short-term transition services agreement entered into with Barneys at the time of the sale. These revenues are based on contractual monthly fees as set forth in the agreement.

        Revenues for 2007 and 2006 also include $1.2 million and $17.4 million, respectively, of service fees charged to Polo under a short-term transition service agreement entered into with Polo at the time of the sale of the Polo Jeans Company business. These revenues were based on contractual monthly and per-unit fees as set forth in the agreement. Of the 2007 amount, $1.0 million was recorded in the wholesale better apparel segment and $0.2 million was recorded in the wholesale jeanswear segment. Of the 2006 amount, $11.7 million was recorded in the wholesale better apparel segment, $3.1 million was recorded in the wholesale jeanswear segment and $2.6 million was recorded in the licensing and other segment. The agreement ended in March 2007.

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

        Wholesale jeanswear gross profit margins were 18.6% and 21.2% for 2007 and 2006, respectively. The decrease was a result of higher levels of markdowns to clear excess inventory and to assist our customers with the overall challenging retail environment that developed during the fourth quarter of 2007, as well as higher levels of sales to off-price retailers, higher production costs and higher levels of air freight.

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

        SG&A Expenses. SG&A expenses were approximately $1.1 billion in both 2007 and 2006.

        Wholesale better apparel SG&A expenses decreased $40.0 million from 2006 to 2007, primarily from a $26.9 million reduction in employee salary and benefit costs resulting from headcount reductions and a $19.1 million decrease in advertising costs, partially offset by a $6.8 million increase in administrative support costs. SG&A expenses for 2006 included $4.3 million related to the closing of the Secaucus warehouse.

        Wholesale jeanswear SG&A expenses increased $18.6 million, primarily from $10.3 million of costs related to the exit of certain brands and the closing of warehouse facilities, a $5.3 million increase in administrative support costs and a $1.1 million increase in advertising costs. SG&A expenses in 2006 included $2.3 million related to the closing of our Mexican production facilities.

        Wholesale footwear and accessories SG&A expenses decreased $6.9 million. The decrease was primarily due to $10.0 million recorded in 2006 related to the termination of a former executive officer and the settlement of litigation concerning a license agreement, partially offset by a $4.9 million increase in administrative support costs in 2007.

        Retail SG&A expenses increased $22.5 million, primarily from a $24.4 million increase in store occupancy and employee costs (which includes $18.0 million resulting from the opening of new retail stores), a $5.8 million increase in administrative support costs, $5.6 million additional depreciation from store remodels and $4.0 million of additional consulting, legal settlement and design costs in 2007. These increases were partially offset by $19.7 million of cost savings resulting from the shutdown of our Stein Mart locations in January 2007. SG&A expenses in 2006 included $2.6 million related to the termination of a former executive officer.

        SG&A expenses for the licensing, other and eliminations segment increased $9.9 million, primarily from amounts related to the termination of two former executive officers in 2007.

        Impairment Losses and Other Items. As a result of our annual goodwill impairment analyses, we recorded goodwill impairments of $78.0 and $441.2 million in 2007 and 2006, respectively, as a result of decreases in projected revenues and profitability for certain moderate apparel brands. As a result of our annual trademark impairment analyses, we recorded trademark impairment charges of $7.5 and $50.2 million in 2007 and 2006, respectively, as a result of decreases in projected revenues for certain moderate apparel brands. We also recorded trademark impairment charges of $80.5 million in 2007 as a result of our decision to discontinue or significantly reduce the scale of certain brands. For more information, see "Goodwill and Other Intangible Assets" in Notes to Consolidated Financial Statements.

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

Liquidity and Capital Resources

        Our principal capital requirements have been for working capital needs, capital expenditures, dividend payments, acquisition funding and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations and expansion. As of December 31, 2008, total cash and cash equivalents were $338.3 million, an increase of $35.5 million from the $302.8 million reported as of December 31, 2007.

        We currently fund our operations primarily through cash generated by operating activities, and rely on our revolving credit facility for the issuance of trade letters of credit for the purchases of inventory and for cash borrowings as needed. Our $250.0 million 4.250% Senior Notes mature in November 2009. We currently intend to repay these notes from available cash upon their maturity. We do not currently believe that we will need to borrow cash under our revolving credit facility.

        Cash flows from operating activities of continuing operations provided $175.5 million, $119.5 million and $386.2 million in 2008, 2007 and 2006, respectively.

        Net cash provided by operating activities increased $56.0 million from 2007 to 2008, primarily from the tax effects of the Barneys sale in 2007 and federal and state tax refunds received during 2008, offset by lower income from continuing operations in 2008 before non-cash impairment charges. The primary changes in components of working capital were to accounts receivable and accounts payable. The change in accounts receivable was primarily the result of an increase in receivables from our international and jeanswear businesses due to increased sales and the timing of shipments during 2008. The change in accounts payable was primarily the result of the timing of inventory payments and the effects of the sale of the Polo Jeans Company business in 2007.

        The $266.7 million decrease in net cash provided by operating activities from 2006 to 2007 was primarily the result of changes in working capital. Income taxes payable decreased primarily as a result of the tax effects of the Barneys sale. Accounts receivable experienced a smaller decrease in 2007 than in 2006 and accounts payable decreased in 2007 compared to an increase in 2006 primarily due to the effects from the sale of the Polo Jeans Company business and the timing of inventory payments.

        Cash flows from investing activities of continuing operations used $84.4 million and provided $758.0 million and $258.8 million in 2008, 2007 and 2006, respectively. Net cash used in investing activities in 2008 funded capital expenditures, largely in our retail segment, and the acquisition of an interest in GRI. In 2007 and 2006, net cash provided by investing activities was primarily due to net cash received from the sale of Barneys in 2007 and net cash received from the sale of the Polo Jeans Company business in 2006.

Capital expenditures, which amounted to $71.2 million in 2008, are expected to be approximately $40 - $45 million for 2009, primarily for retail store remodeling and computer systems. Although many of the anticipated expenditures for 2009 are discretionary, we believe they are necessary to maintain consistent operating levels. We expect to fund the expenditures from cash generated by operations.

        Cash flows from financing activities of continuing operations used $51.4 million in 2008, primarily for the payment of dividends to our common shareholders.

        Cash flows from financing activities of continuing operations used $666.4 million in 2007, primarily to repurchase our common stock and repay $100.0 million of net borrowings under our Senior Credit Facilities.

        Cash flows from financing activities of continuing operations used $608.6 million in 2006, primarily to redeem at maturity our outstanding 7.875% Senior Notes due 2005 at par on June 15, 2006 (for a total payment of $225.0 million), repurchase our common stock and pay dividends to our common shareholders and repay $29.5 million of net borrowings under our Senior Credit Facilities.

        We repurchased no common stock during 2008 and repurchased $496.9 million and $306.2 million of our common stock during 2007 and 2006, respectively. As of December 31, 2008, $304.1 million of Board authorized repurchases was still available. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition. On June 10, 2008, we received a final delivery of 3.2 million shares upon the conclusion of the ASR program. No cash was required to complete the final delivery of shares. We also received approximately $1.0 million from Goldman as the final settlement of the ASR program, which has been recorded as a reduction of the cost of the shares acquired under the ASR. The combined average price for the shares delivered under the ASR was $19.00 per share.

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

        Proceeds from the issuance of common stock to our employees exercising stock options amounted to $0.1 million, $11.1 million and $32.4 million in 2008, 2007 and 2006, respectively.

        Prior to June 6, 2008, we had revolving credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.75 billion. These agreements, which consisted of a $1.0 billion five-year revolving credit facility expiring in June 2009 and a $750.0 million five-year revolving credit facility expiring in May 2010, could be used for letters of credit or cash borrowings. On June 6, 2008, we amended these facilities. The terms and conditions of the credit facilities remained substantially unchanged, except for modification of the pricing provisions and certain covenants and reduction of the aggregate commitment under the $1.0 billion facility to $500.0 million. On December 24, 2008, we announced that, effective as of December 31, 2008, we terminated our $500 million revolving credit facility that was scheduled to expire on June 15, 2009, and that, effective as of January 5, 2009, we further amended our $750 million revolving credit facility which expires on May 16, 2010 to reduce the aggregate commitment to $600 million, increase the fees and interest rates, modify certain covenants and provide collateral for borrowings. Otherwise, the terms and conditions of the credit facility expiring on May 16, 2010 remain substantially unchanged.

        Up to $450 million of the amended facility expiring on May 16, 2010 is available for the issuance of trade and standby letters of credit, and cash borrowings are limited to the lesser of (a) $400 million less amounts owed to the lending institutions or their administrative agent under hedging agreements, treasury management services agreements, open account agreements, letters of credit (other than those issued under the facility) and other funded loans (the "Additional Secured Agreements") and (b) the maximum amount of obligations permitted to be secured pursuant to the Indenture dated November 22, 2004 (relating to our outstanding Senior Notes) without any requirement to equally and ratably secure such Senior Notes. Borrowings under the amended revolving credit facility may be used to refinance existing indebtedness, for working capital needs and for other general corporate purposes, including acquisitions, subject to certain limitations. Borrowings under the amended revolving credit facility and obligations under the Additional Secured Agreements are secured by inventory and receivables of Jones USA and certain of its affiliates, as well as the proceeds of such inventory and receivables, but only to the extent that the grant of that security would not require the Senior Notes issued under the Indenture to be equally and ratably secured by that collateral.

        The amended revolving credit agreement requires us to satisfy a minimum Interest Coverage Ratio, a maximum Covenant Debt to EBITDA Ratio and a minimum Asset Coverage Ratio (each as defined in the amended facility expiring on May 16, 2010), and contains covenants limiting our ability to (1) incur debt and guaranty obligations, (2) incur liens, (3) make loans, advances, investments and acquisitions, (4) merge or liquidate, (5) sell or transfer assets, (6) pay dividends, repurchase shares, or make distributions to stockholders, (7) engage in transactions with affiliates and (8) make capital expenditures above certain dollar thresholds. At December 31, 2008, we are in compliance with all covenants under the facility expiring on May 16, 2010 existing at that time and with all covenants in the amended agreement that took effect on January 5, 2009. We do not anticipate any breach of the covenants in the foreseeable future. However, any such breach, should it occur, would have a material adverse impact to our liquidity due both to restrictions on our ability to issue letters of credit under the revolving credit facility for inventory purchases and to the cross-default provisions relating to our outstanding Senior Notes.

        At December 31, 2008, $175.8 million of letters of credit and no cash borrowings were outstanding under the revolving credit facility expiring on May 16, 2010. The estimated maximum amount of cash borrowings that would be available to us on that date under the amended agreement that took effect on January 5, 2009 was $400.0 million. We believe this unused availability will be sufficient for our cash borrowing needs for the foreseeable future.

        At December 31, 2008, we also had uncommitted unsecured lines of credit available for up to $51.5 million of letters of credit, under which an aggregate of $45.8 million was outstanding. On January 5, 2009, $50.0 million of these lines of credit were terminated and the outstanding letters of credit were transferred to our amended revolving credit facility. At December 31, 2008, we also had a C$10.0 million unsecured line of credit in Canada, under which C$0.2 million of letters of credit were outstanding.

        On August 5, 2008, Standard & Poor's removed our corporate credit and senior unsecured debt ratings from credit watch and lowered the ratings to BB from BB+. It further lowered the ratings to BB- on October 29, 2008 while maintaining its previously-assigned negative outlook. On October 20, 2008, Moody's lowered our corporate family and probability of default ratings to Ba2 from Ba1 and assigned a ratings outlook of stable. As a result of the amendments to our revolving credit facility expiring on May 16, 2010, Standard & Poor's further downgraded our senior unsecured debt ratings from BB- to B+ on January 6, 2009 and Moody's further downgraded our senior unsecured debt ratings from Ba2 to Ba3 on January 8, 2009. Under the amended revolving credit facility, our fees and interest rates are no longer affected by our credit rating, so further changes to our ratings will not increase our borrowing costs. However, any future downgrades could affect our ability to obtain additional funding sources.

        We recorded net pension and postretirement losses of $9.3 million in 2008 to other comprehensive income resulting primarily from the downturn in the financial markets, which generated lower than expected returns on our plan assets. We recorded net pension and postretirement liability gains of $4.5 million to other comprehensive income in 2007 resulting primarily from the amortization of actuarial gains. We recorded net pension and postretirement losses of $1.8 million in 2006 to other comprehensive income resulting primarily from the amortization of actuarial losses and lower than expected returns on our plan assets. Our pension and postretirement plans are currently underfunded by a total of $18.1 million. As the benefits under our defined benefit pension plans are frozen with respect to service credits, the effects on future pension expense are not anticipated to be material to our results of operations or to our liquidity.

        On January 22, 2009, our Board of Directors announced that the quarterly dividend would be reduced from $0.14 per share to $0.05 per share beginning in 2009. This reduction is intended to conserve cash in the current increasingly uncertain economic climate and return our dividend yield to more appropriate levels. On February 11, 2009, we announced that the Board of Directors had declared a quarterly cash dividend of $0.05 per share to all common stockholders of record as of February 27, 2009 for payment on March 13, 2009.

Economic Outlook
        The current economic environment has resulted in lower consumer confidence and lower retail sales. This trend may lead to further reduced consumer spending which could affect our net sales and our future profitability. Additionally, rising costs combined with reduced consumer spending may reduce our gross profit margins and could affect our compliance with our debt covenants. A violation of our covenants could restrict or prohibit access to our credit facilities. Should restrictions on our credit facilities and these factors occur, they could have a material adverse effect on our business.

        Goody's, Mervyn's and Boscov's filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on June 9, 2008, July 29, 2008 and August 4, 2008, respectively. On January 13, 2009, Goody's filed a second voluntary petition for reorganization under Chapter 11 and announced it would liquidate. On January 14, 2009, Gottschalk's filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. As a result, we incrementally increased our provision for doubtful accounts by $9.3 million during 2008. Due to the current and expected future economic conditions in the United States, we may experience increased risk related to the collectibility of our accounts receivable, and we may increase our provision for doubtful accounts in the future should other of our wholesale customers experience significant financial difficulties. If such conditions lead to defaults that are individually or cumulatively significant, we could experience a material adverse impact to our financial condition, results of operations and/or liquidity.

        The economic turmoil that has arisen in the credit markets and the negative effects of the economic environment on our business may negatively impact our ability to borrow funds in the future. Our $600.0 million amended senior credit facility expires in May 2010. Under current conditions in the credit markets, there is no assurance that we will be able to replace or refinance this source of funds. However, we believe that available cash and cash equivalents, funds generated by operations, the $600.0 million amended senior credit facility and our other lines of credit will provide the financial resources sufficient to meet our foreseeable working capital, dividend, capital expenditure and stock repurchase requirements and fund our contractual obligations and our contingent liabilities and commitments. Although there can be no assurance because of these challenging times for financial institutions, we believe that the participating banks will be willing and able to loan funds to us in accordance with their legal obligations under the $600.0 million amended senior credit facility.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements within the meaning of SEC Regulation S-K Item 303(a)(4).

Contractual Obligations and Contingent Liabilities and Commitments

        The following is a summary of our significant contractual obligations for the periods indicated that existed as of December 31, 2008, and, except for purchase obligations and other long-term liabilities, is based on information appearing in the Notes to Consolidated Financial Statements (amounts in millions).

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$750.0	$250.0	$-	$-	$500.0
Interest on long-term debt	480.8	37.4	56.3	56.3	330.8
Capital lease obligations	48.9	5.2	8.0	7.2	28.5
Operating lease obligations (1)	827.1	133.1	245.9	181.3	266.8
Purchase obligations (2)	705.1	674.3	20.1	10.7	-
Minimum royalty payments (3)	4.1	1.3	2.8	-	-
Capital expenditure commitments	7.9	7.9	-	-	-
Deferred compensation	6.4	6.4	-	-	-
Other long-term liabilities (4)	83.7	5.1	13.3	14.4	50.9

Total contractual obligations (5)	$2,914.0	$1,120.7	$346.4	$269.9	$1,177.0

(1)	Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating $26.7 million.
(2)	Includes outstanding letters of credit of $221.8 million, which primarily represent inventory purchase commitments which typically mature in two to six months.
(3)	Under exclusive licenses to manufacture certain items under trademarks not owned by us pursuant to various license agreements, we are obligated to pay the licensors a percentage of our net sales of these licensed products, subject to minimum scheduled royalty and advertising payments.
(4)	Consists primarily of deferred rent and pension liabilities. Pension liabilities, which total $13.9 million, are reported under the more than five year column as we cannot make reasonably reliable estimates of the timing and amounts to be paid. We plan to contribute between $3.9 million and $7.6 million to our defined benefit plans in 2009.
(5)	Excludes $14.1 million of uncertain tax positions, for which we cannot make reasonably reliable estimates of the timing and amounts to be paid.

New Accounting Standards

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

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," which requires (1) ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity; (2) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and (3) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions. SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. The adoption of SFAS No. 160 is not expected to have a material impact on our results of operations or our financial position.

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

        In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, "Earnings per Share." This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data). The adoption of this Staff Position will require us to allocate a portion of net income to these participating securities. Under the guidelines of this Staff Position, our basic (loss) earnings per share for 2006, 2007 and 2008 would be $(1.29), $3.07 and $(9.02), respectively, and our diluted (loss) earnings per share for 2006, 2007 and 2008 would be $(1.29), $3.03 and $(9.02), respectively.

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

Interest Rates

        Our primary interest rate exposures relate to the fair value of our fixed rate long-term debt and interest expense related to our revolving credit facility.

        At December 31, 2008, the fair value of our fixed rate debt was $462.2 million. On that date, the potential decrease in fair value of our fixed rate long-term debt instruments resulting from a hypothetical 10% adverse change in interest rates was approximately $42.0 million.

        Our primary interest rate exposures on variable rate credit facilities are with respect to United States and Canadian short-term rates. Cash borrowings under these facilities bear interest at rates that vary with changes in prevailing market rates. At December 31, 2008, we had approximately $760.0 million in variable rate credit facilities, under which no cash borrowings were outstanding. This amount was reduced by $150.0 million on January 5, 2009.

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

        At December 31, 2008, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total notional value of US $10.5 million at a weighted-average exchange rate of 1.2026 maturing through May 2009. The fair value of these contracts at December 31, 2008 was a $0.1 million unrealized gain. We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. We are exposed to credit-related losses if the counterparty to a financial instrument fails to perform its obligation. However, we do not expect the counterparties, which presently have high credit ratings, to fail to meet their obligations.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

February 17, 2009

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

        In order to ensure that our internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for our financial reporting as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as COSO. Our assessment included the documentation and understanding of our internal control over financial reporting. We have evaluated the design effectiveness and tested the operating effectiveness of internal controls to form our conclusion.

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

        BDO Seidman, LLP, the independent registered public accounting firm who audits our financial statements, has audited our internal control over financial reporting as of December 31, 2008 and has expressed an unqualified opinion thereon.

Wesley R. Card President and Chief Executive Officer	John T. McClain Chief Financial Officer

BDO Seidman, LLP Accountants and Consultants	100 Park Ave New York, NY 10017 Telephone: (212) 885-8000 Fax: (212) 697-1299

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Jones Apparel Group, Inc.
New York, New York

        We have audited Jones Apparel Group's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Jones Apparel Group's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Jones Apparel Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jones Apparel Group, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 12, 2009 expressed an unqualified opinion thereon.

New York, New York
February 12, 2009

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BDO Seidman, LLP Accountants and Consultants	100 Park Ave New York, NY 10017 Telephone: (212) 885-8000 Fax: (212) 697-1299

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Jones Apparel Group, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Jones Apparel Group, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Apparel Group, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jones Apparel Group's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 12, 2009 expressed an unqualified opinion thereon.

New York, New York
February 12, 2009

Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in millions except per share data)

December 31,	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$338.3	$302.8
Accounts receivable	370.2	337.0
Inventories	509.5	523.9
Prepaid income taxes	16.9	30.6
Deferred taxes	28.0	33.9
Prepaid expenses and other current assets	42.6	65.9

TOTAL CURRENT ASSETS	1,305.5	1,294.1
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization	301.0	312.1
GOODWILL	160.7	973.9
OTHER INTANGIBLES, at cost, less accumulated amortization	590.8	618.0
DEFERRED TAXES	14.2	1.3
OTHER ASSETS	55.3	37.2

TOTAL ASSETS	$2,427.5	$3,236.6

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$250.0	$-
Current portion of capital lease obligations	3.1	4.8
Accounts payable	231.4	223.6
Income taxes payable	0.1	20.4
Accrued employee compensation and benefits	30.0	40.0
Accrued restructuring and severance payments	13.0	23.0
Accrued expenses and other current liabilities	84.3	83.8

TOTAL CURRENT LIABILITIES	611.9	395.6

NONCURRENT LIABILITIES:
Long-term debt	499.5	749.4
Obligations under capital leases	29.4	28.3
Income taxes payable	20.8	-
Other	83.7	66.5

TOTAL NONCURRENT LIABILITIES	633.4	844.2

TOTAL LIABILITIES	1,245.3	1,239.8

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-	-
Common stock, $.01 par value - shares authorized 200.0; issued 154.8 and 153.6	1.5	1.5
Additional paid-in capital	1,350.7	1,339.7
Retained earnings	1,668.0	2,480.8
Accumulated other comprehensive (loss) income	(11.7)	2.1
Treasury stock, 71.4 and 68.3 shares, at cost	(1,826.3)	(1,827.3)

TOTAL STOCKHOLDERS' EQUITY	1,182.2	1,996.8

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,427.5	$3,236.6

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Operations
(All amounts in millions except per share data)

Year Ended December 31,	2008	2007	2006
Net sales	$3,562.6	$3,793.3	$4,014.8
Licensing income	52.1	52.0	51.1
Service and other revenue	1.7	3.2	21.1

Total revenues	3,616.4	3,848.5	4,087.0
Cost of goods sold	2,440.2	2,609.1	2,674.2

Gross profit	1,176.2	1,239.4	1,412.8
Selling, general and administrative expenses	1,069.2	1,100.4	1,096.3
Loss on sale of Polo Jeans Company business	-	-	45.1
Trademark impairments	25.2	88.0	50.2
Goodwill impairment	813.2	78.0	441.2

Operating loss	(731.4)	(27.0)	(220.0)
Interest income	7.5	3.7	3.5
Interest expense and financing costs	49.1	51.5	50.5
Gain on sale of stock in Rubicon Retail Limited	-	-	17.4
Gain on sale of interest in Australian joint venture	0.8	8.2	-
Equity in (loss) earnings of unconsolidated affiliates	(0.7)	8.1	4.5

Loss from continuing operations before provision for income taxes	(772.9)	(58.5)	(245.1)
Benefit for income taxes	(6.6)	(104.4)	(70.1)

(Loss) income from continuing operations	(766.3)	45.9	(175.0)
Income from discontinued operations, including gain on sale of Barneys, net of tax	0.9	265.2	29.0
Cumulative effect of change in accounting for share-based payments, net of tax	-	-	1.9

Net (loss) income	$(765.4)	$311.1	$(144.1)

(Loss) earnings per share
Basic
(Loss) income from continuing operations	$(9.24)	$0.46	$(1.58)
Income from discontinued operations	0.01	2.65	0.26
Cumulative effect of change in accounting for share-based payments, net of tax	-	-	0.02

Basic (loss) earnings per share	$(9.23)	$3.11	$(1.30)

Diluted
(Loss) income from continuing operations	$(9.24)	$0.45	$(1.58)
Income from discontinued operations	0.01	2.62	0.26
Cumulative effect of change in accounting for share-based payments, net of tax	-	-	0.02

Diluted (loss) earnings per share	$(9.23)	$3.07	$(1.30)

Weighted average common shares outstanding
Basic	82.9	99.9	110.6
Diluted	82.9	101.3	110.6

Dividends declared per share	$0.56	$0.56	$0.50

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity
(All amounts in millions except per share data)

	Number of common shares outstanding		Total stock- holders' equity	Common stock	Additional paid-in capital	Retained earnings	Accumu- lated other compre- hensive (loss) income	Treasury stock
Balance, January 1, 2006	115.9	$	$ 2,666.4	$1.5	$1,269.4	$2,426.2	$(6.5)	$(1,024.2)
Year ended December 31, 2006:
Comprehensive loss:
Net loss	-		(144.1)	-	-	(144.1)	-	-
Pension and postretirement liability adjustments, net of $0.7 tax	-		(1.1)	-	-	-	(1.1)	-
Change in fair value of cash flow hedges, net of $1.5 tax	-		2.1	-	-	-	2.1	-
Reclassification adjustment for hedge gains and losses included in net loss, net of $0.6 tax	-		(1.1)	-	-	-	(1.1)	-
Foreign currency translation adjustments	-		0.7	-	-	-	0.7	-

Total comprehensive loss			(143.5)

Cumulative effect of change in accounting for share-based payments	-		(3.1)	-	(3.1)	-	-	-
Issuance of restricted stock to employees, net of forfeitures	0.5		-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-		17.9	-	17.9	-	-	-
Exercise of employee stock options	1.3		32.4	-	32.4	-	-	-
Excess tax benefit derived from exercise of employee stock options and vesting of restricted stock	-		3.4	-	3.4	-	-	-
Dividends on common stock ($0.50 per share)	-		(55.7)	-	-	(55.7)	-	-
Treasury stock acquired	(9.8)		(306.2)	-	-	-	-	(306.2)

Balance, December 31, 2006	107.9		2,211.6	1.5	1,320.0	2,226.4	(5.9)	(1,330.4)
Year ended December 31, 2007:
Comprehensive income:
Net income	-		311.1	-	-	311.1	-	-
Pension and postretirement liability adjustments, net of $1.7 tax	-		2.9	-	-	-	2.9	-
Change in fair value of cash flow hedges, net of $1.8 tax	-		(2.5)	-	-	-	(2.5)	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.4 tax	-		0.5	-	-	-	0.5	-
Foreign currency translation adjustments	-		7.6	-	-	-	7.6	-

Total comprehensive income			319.6

Effect of sale of Barneys	-		(0.5)	-	-	-	(0.5)	-
Forfeitures of restricted stock by employees, net of issuances	(0.2)		-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-		7.2	-	7.2	-	-	-
Exercise of employee stock options	0.6		11.1	-	11.1	-	-	-
Excess tax benefit derived from exercise of employee stock options and vesting of restricted stock	-		1.4	-	1.4	-	-	-
Dividends on common stock ($0.56 per share)	-		(57.2)	-	-	(57.2)	-	-
Treasury stock acquired	(23.0)		(496.9)	-	-	-	-	(496.9)
Other	-		0.5	-	-	0.5	-	-

Balance, December 31, 2007	85.3		1,996.8	1.5	1,339.7	2,480.8	2.1	(1,827.3)
Year ended December 31, 2008:
Comprehensive loss:
Net loss	-		(765.4)	-	-	(765.4)	-	-
Pension and postretirement liability adjustments, net of $3.6 tax	-		(5.7)	-	-	-	(5.7)	-
Change in fair value of cash flow hedges, net of $0.6 tax	-		0.6	-	-	-	0.6	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.3 tax	-		0.7	-	-	-	0.7	-
Foreign currency translation adjustments	-		(9.4)	-	-	-	(9.4)	-

Total comprehensive loss			(779.2)

Issuance of restricted stock to employees, net of forfeitures	1.3		-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-		12.3	-	12.3	-	-	-
Exercise of employee stock options	-		0.1	-	0.1	-	-	-
Excess tax benefit derived from exercise of employee stock options and vesting of restricted stock	-		(1.4)	-	(1.4)	-	-	-
Dividends on common stock ($0.56 per share)	-		(47.4)	-	-	(47.4)	-	-
Treasury stock acquired	(3.2)		1.0	-	-	-	-	1.0

Balance, December 31, 2008	83.4		$1,182.2	$1.5	$1,350.7	$1,668.0	$(11.7)	$(1,826.3)

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows
(All amounts in millions)

Year Ended December 31,	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(765.4)	$311.1	$(144.1)
Less: Income from discontinued operations, net of tax	(0.9)	(265.2)	(29.0)
Cumulative effect of change in accounting for share-based payments, net of tax	-	-	(1.9)

(Loss) income from continuing operations	(766.3)	45.9	(175.0)

Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities, net of acquisitions and divestitures:
Loss on sale of Polo Jeans Company business	-	-	45.1
Gain on sale of stock in Rubicon Retail Limited	-	-	(17.4)
Impairment losses on property, plant and equipment	0.9	2.1	8.6
Trademark impairments	25.2	88.0	50.2
Goodwill impairment	813.2	78.0	441.2
Amortization of employee stock options and restricted stock	12.3	14.0	12.8
Depreciation and other amortization	80.8	76.5	73.6
Gain on sale of interest in Australian joint venture	(0.8)	(8.2)	-
Equity in loss (earnings) of unconsolidated affiliates	0.7	(8.1)	(4.5)
Dividends received from unconsolidated affiliates	-	2.6	-
Provision for losses on accounts receivable	10.3	0.2	(0.8)
Deferred taxes	(5.0)	8.7	(142.5)
Losses on sales of property, plant and equipment	2.7	4.0	1.8)
Other items, net	(0.4)	(1.8)	(0.6)
Changes in operating assets and liabilities:
Accounts receivable	(45.2)	22.5	56.8
Inventories	11.1	9.6	9.0
Prepaid expenses and other current assets	22.2	1.2	(3.8)
Other assets	0.5	1.7	2.3
Accounts payable	8.6	(55.5)	55.5
Income taxes payable/prepaid income taxes	12.8	(171.7)	(41.2)
Accrued expenses and other current liabilities	(15.9)	4.9	9.6
Other liabilities	7.8	4.9	5.5

Total adjustments	941.8	73.6	561.2

Net cash provided by operating activities of continuing operations	175.5	119.5	386.2
Net cash provided by operating activities of discontinued operations	-	39.0	37.5

Net cash provided by operating activities	175.5	158.5	423.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of Barneys, net of cash sold and selling costs	-	845.5	-
Net proceeds from sale of Polo Jeans Company business	-	-	350.6
Proceeds from sale of interest in Australian joint venture	0.8	20.7	-
Net cash received on sale of stock in Rubicon Retail Limited	-	-	17.4
Investment in GRI Group Limited	(20.2)	-	-
Costs related to acquisition of Rachel Roy Fashions, Inc.	(0.2)	-	-
Capital expenditures	(71.2)	(111.2)	(109.3)
Proceeds from sale of Mexican operations	5.9	-	-
Proceeds from sales of property, plant and equipment	0.5	3.0	0.1

Net cash (used in) provided by investing activities of continuing operations	(84.4)	758.0	258.8
Net cash used in investing activities of discontinued operations	-	(40.5)	(61.2)

Net cash (used in) provided by investing activities	(84.4)	717.5	197.6

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption at maturity of 7.875% Senior Notes	-	-	(225.0)
Net repayments under credit facilities	-	(100.0)	(29.5)
Purchases of treasury stock	1.0	(496.9)	(306.2)
Proceeds from exercise of employee stock options	0.1	11.1	32.4
Dividends paid	(47.4)	(57.2)	(55.7)
Net cash transferred to discontinued operations	-	(21.7)	(24.0)
Principal payments on capital leases	(4.8)	(4.1)	(4.2)
Repayment of acquired debt	(0.3)	-	-
Excess tax benefits from share-based payment arrangement	-	2.4	3.6

Net cash used in financing activities of continuing operations	(51.4)	(666.4)	(608.6)
Net cash provided by financing activities of discontinued operations	-	17.9	24.0

Net cash used in financing activities	(51.4)	(648.5)	(584.6)

EFFECT OF EXCHANGE RATES ON CASH	(4.2)	3.8	(0.1)

NET INCREASE IN CASH AND CASH EQUIVALENTS	35.5	231.3	36.6
CASH AND CASH EQUIVALENTS, BEGINNING, including $7.2 and $6.9 reported under assets held for sale in 2007 and 2006	302.8	71.5	34.9

CASH AND CASH EQUIVALENTS, ENDING, including $7.2 reported under assets held for sale in 2006	$338.3	$302.8	$71.5

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

        We design, contract for the manufacture of and market a broad range of women's collection sportswear, suits and dresses, casual sportswear and jeanswear for women and children, and women's footwear and accessories. We sell our products through a broad array of distribution channels, including better specialty and department stores and mass merchandisers, primarily in the United States and Canada. We also operate our own network of retail and factory outlet stores, as well as several e-commerce web sites. In addition, we license the use of several of our brand names to select manufacturers and distributors of women's and men's apparel and accessories worldwide.

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

        In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations of Barneys for all periods have been reported as discontinued operations. We classify as discontinued operations for all periods presented any component of our business that we believe is probable of being sold or has been sold that has operations and cash flows that are clearly distinguishable operationally and for financial reporting purposes. For those components, we have no significant continuing involvement after disposal and their operations and cash flows are eliminated from our ongoing operations. Sales of significant components of our business not classified as discontinued operations are reported as a component of income from continuing operations.

Credit Risk
        Financial instruments which potentially subject us to concentration of credit risk consist principally of cash investments and accounts receivable. We place our cash and cash equivalents in investment-grade, highly-liquid corporate money market funds that participate in the U.S. Treasury's Temporary Guarantee Program. The Program protects our money market investment balances as of September 19, 2008 through April 30, 2009. After September 19, 2008, we placed our cash and cash equivalents in investment-grade, highly-liquid U.S. government agency corporate money market accounts. We perform ongoing credit evaluations of our customers' financial condition and, generally, require no collateral from our customers. The allowance for non-collection of accounts receivable is based upon the expected collectibility of all accounts receivable.

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

        The derivatives we use in our risk management strategies are highly effective hedges because all the critical terms of the derivative instruments match those of the hedged item. On the date the derivative contract is entered into, we designate the derivative as either a fair value hedge or a cash flow hedge. Changes in derivative fair values that are designated as fair value hedges are recognized in earnings as offsets to the changes in fair value of the related hedged assets and liabilities. Changes in derivative fair values that are designated as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income until the associated hedged transactions impact the income statement, at which time the deferred gains and losses are reclassified to either cost of sales for inventory purchases or to SG&A expenses for all other items. Any ineffective portion of a hedging derivative's change in fair value will be immediately recognized in cost of sales. Differentials to be paid or received under interest rate swap contracts are recognized in income over the life of the contracts as adjustments to interest expense. Gains or losses generated from the early termination of interest rate swap contracts and treasury locks are amortized to earnings over the remaining terms of the contracts as adjustments to interest expense. The fair values of the derivatives, which are based on observable inputs such as yield curves or foreign exchange spot rates, are reported as other current assets or accrued expenses and other current liabilities, as appropriate.

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

Foreign Currency Translation
        The financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period. Gains and losses resulting from translation are accumulated in a separate component of stockholders' equity. Where the local currency of a foreign subsidiary is not its functional currency, financial statements are translated at either current or historical exchange rates, as appropriate. These adjustments, along with gains and losses on transactions denominated and settled in a foreign currency, are reflected in the consolidated statements of operations. Net foreign currency losses reflected in results from continuing operations were $0.2 million, $0.2 million and $0.1 million in 2008, 2007 and 2006, respectively.

Defined Benefit Plans
        Our funding policy is to contribute at least the minimum amount to meet the funding ratio requirements of the Pension Protection Act, which began to phase in during 2008.

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

Advertising Expense
        We record national advertising campaign costs as an expense when the advertising takes place and we expense advertising production costs as incurred, net of reimbursements for cooperative advertising. Advertising costs associated with our cooperative advertising programs are accrued as the related revenues are recognized. Net advertising expense reflected in results from continuing operations was $54.7 million, $54.2 million and $71.0 million in 2008, 2007 and 2006, respectively, net of co-operative advertising reimbursements of $12.9 million, $12.8 million and $13.1 million, respectively.

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

Earnings per Share
        Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of unvested restricted stock and common shares issuable upon exercise of stock options. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options outstanding were exercised and all convertible bonds have been converted into common stock.

        The following shares of unvested restricted stock and options to purchase shares of common stock were outstanding during a portion of 2007 but were not included in the computation of diluted earnings per share because the unamortized deferred compensation related to the unvested restricted shares or the exercise prices of the options were greater than the average market price of the common shares and, therefore, would be antidilutive. For 2008 and 2006, none of the unvested restricted stock or options outstanding were included in the computation of diluted earnings per share due to the net loss for the year.

	2008	2007	2006
Number of unvested restricted shares (in millions)	-	0.2	-
Number of options (in millions)	-	8.3	-
Weighted average exercise price	-	$32.65	-

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

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," which requires (1) ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity; (2) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and (3) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions. SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. The adoption of SFAS No. 160 is not expected to have a material impact on our results of operations or our financial position.

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

        In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, "Earnings per Share." This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data). The adoption of this Staff Position will require us to allocate a portion of net income to these participating securities. Under the guidelines of this Staff Position, our basic (loss) earnings per share for 2006, 2007 and 2008 would be $(1.29), $3.07 and $(9.02), respectively, and our diluted  (loss) earnings per share for 2006, 2007 and 2008 would be $(1.29), $3.03 and $(9.02), respectively.

ACCOUNTS RECEIVABLE AND SIGNIFICANT CUSTOMERS

        Accounts receivable consist of the following:

December 31,	2008	2007
(In millions)

Trade accounts receivable	$397.6	$365.5
Allowances for doubtful accounts, returns, discounts and co-op advertising	(27.4)	(28.5)

	$370.2	$337.0

        A significant portion of our sales are to retailers throughout the United States and Canada. We have one significant customer in our wholesale better apparel, wholesale jeanswear and wholesale footwear and accessories operating segments. Macy's, Inc. accounted for approximately 21%, 20% and 21% of consolidated gross revenues for 2008, 2007 and 2006, respectively, and accounted for approximately 17% and 21% of accounts receivable at December 31, 2008 and 2007, respectively.

DISCONTINUED OPERATIONS

        On September 6, 2007, we completed the sale of Barneys to an affiliate of Istithmar PJSC. In 2007, we recognized a net after-tax gain on the sale of $254.2 million. In 2008, we reached final settlement on certain liabilities remaining from the sale, resulting in an additional after-tax gain of $0.9 million. In accordance with the provisions of SFAS No. 144, the results of operations of Barneys have been reported as discontinued operations. Operating results of Barneys, which were formerly included in our retail segment, are summarized as follows:

Year Ended December 31,	2008	2007	2006
(In millions)
Total revenues	$-	$452.1	$655.8

Income from operations of Barneys before provision for income taxes	$-	$22.0	$45.6
Provision for income taxes	-	11.0	16.6

Income from operations of Barneys	-	11.0	29.0

Gain on sale of Barneys before provision for income taxes (1)	1.5	389.1	-
Provision for income taxes	0.6	134.9	-

Gain on sale of Barneys	0.9	254.2	-

Income from discontinued operations	$0.9	$265.2	$29.0

(1) Net of $247.4 million of goodwill allocated to Barneys in 2007.

        We have allocated $5.5 million and $7.8 million in 2007 and 2006, respectively, of interest expense to discontinued operations based on the weighted-average monthly borrowing rate under our senior credit facilities applied to the average net monthly balance of funds that had been advanced to Barneys.

ACCRUED RESTRUCTURING COSTS

Denim Restructuring
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

        In connection with the denim restructuring, we recorded $11.4 million of net pre-tax costs (of which $12.1 million was recorded in 2005 and $0.7 million was reversed in 2006), which includes $5.1 million of one-time termination benefits, $3.1 million of losses on the sale of property, plant and equipment, $2.3 million of contract termination costs and $0.9 million of legal and other associated costs. Of these amounts, $10.1 million were reported as cost of sales and $1.3 million were reported as a selling, general and administrative expense in the wholesale jeanswear segment. The restructuring was substantially completed during the fiscal quarter ended April 1, 2006.

        The details of the denim restructuring accruals are as follows:

(In millions)	One-time termination benefits	Contract termination costs	Other associated costs	Total denim restructuring
Balance, January 1, 2006	$0.4	$1.6	$0.5	$2.5
Net reversals	(0.2)	(0.3)	(0.2)	(0.7)
Payments and reductions	(0.2)	(1.3)	(0.3)	(1.8)

Balance, December 31, 2006	$-	$-	$-	$-

        During 2006, $0.2 million of the termination benefits accrual were utilized (relating to costs for 18 employees).

Secaucus Restructuring
        On May 15, 2006, we announced the closing of our Secaucus, New Jersey warehouse to reduce excess capacity. In connection with the closing, in 2006 we incurred $2.8 million of one-time termination benefits and associated employee costs for 211 employees and $1.6 million for cleanup costs and remaining rent payments. These expenses are reported as selling, general and administrative expenses in the wholesale better apparel segment. The restructuring was substantially completed in September 2006.

        The details of the Secaucus restructuring accruals are as follows:

(In millions)	One-time termination benefits	Closing of facilities	Total Secaucus restructuring
Balance, January 1, 2006	$-	$-	$-
Additions	2.8	1.6	4.4
Payments and reductions	(2.7)	(1.4)	(4.1)

Balance, December 31, 2006	0.1	0.2	0.3
Payments and reductions	(0.1)	(0.2)	(0.3)

Balance, December 31, 2007	$-	$-	$-

        During 2006 and 2007, $2.7 million and $0.1 million, respectively, of the termination benefits accrual were utilized (relating to costs for 208 and three employees, respectively).

Manufacturing Restructuring
        On September 12, 2006, we announced the closing of certain El Paso, Texas and Mexican operations related to the decision by Polo to discontinue the Polo Jeans Company product line (the "manufacturing restructuring"), which we produced for Polo subsequent to the sale of the Polo Jeans Company business to Polo in February 2006. In connection with the closings, we incurred $6.9 million of one-time termination benefits and associated employee costs for 1,838 employees and $1.0 million of other costs. Of this amount, $2.3 million has been recorded as a selling, general and administrative expense and $5.6 million was recorded as cost of sales in the wholesale jeanswear segment. At that time, we also determined the estimated fair value of the property, plant and equipment employed in Mexico was less than its carrying value. As a result, we recorded an impairment loss of $8.6 million, which was reported as cost of sales in the wholesale jeanswear segment in 2006. The closings were substantially completed by the end of March 2007. On May 8, 2008, we sold the Mexican operations for $5.9 million, resulting in a gain of $0.2 million.

        The details of the manufacturing restructuring accruals are as follows:

(In millions)	One-time termination benefits	Other associated costs	Total manufacturing restructuring
Balance, January 1, 2006	$-	$-	$-
Additions	6.1	0.8	6.9
Payments and reductions	(3.3)	(0.2)	(3.5)

Balance, December 31, 2006	2.8	0.6	3.4
Additions	1.1	0.5	1.6
Payments and reductions	(3.6)	(0.2)	(3.8)

Balance, December 31, 2007	-	-	-
Reversals	(0.2)	(0.4)	(0.6)
Payments and reductions	(0.1)	(0.4)	(0.5)

Balance, December 31, 2008	$-	$0.1	$0.1

        During 2006, 2007 and 2008, $3.3 million, $3.6 million and $0.1 million of the termination benefits accrual were utilized (relating to partial or full severance for 1,703, 123 and three employees, respectively). The net accruals of $1.2 million at December 31, 2007 and $0.1 million at December 31, 2008 are reported as accrued restructuring and severance payments.

Moderate Apparel Restructuring
        In connection with the exit from and reorganization of certain moderate apparel product lines, we decided to close certain New York offices, and on October 9, 2007, we announced the closing of warehouse facilities in Goose Creek, South Carolina. We recorded $7.4 million of one-time termination benefits and associated employee costs for approximately 440 employees and $0.9 million of lease obligations as selling, general and administrative expenses in our wholesale jeanswear segment. These closings were substantially complete by the end of February 2008.

        The details of the moderate apparel restructuring accruals are as follows:

(In millions)	One-time termination benefits	Lease obligations	Total moderate apparel restructuring
Balance, January 1, 2007	$-	$-	$-
Additions	7.9	-	7.9
Payments and reductions	(2.2)	-	(2.2)

Balance, December 31, 2007	5.7	-	5.7
(Reversals) additions	(0.5)	0.9	0.4
Payments and reductions	(4.3)	(0.6)	(4.9)

Balance, December 31, 2008	$0.9	$0.3	$1.2

        During 2007 and 2008, $2.2 million and $4.3 million of the termination benefits accrual were utilized (relating to partial or full severance for 113 and 328 employees, respectively). The net accrual of $5.7 million at December 31, 2007 is reported as accrued restructuring and severance payments. The net accrual of $1.2 million at December 31, 2008 is reported as $1.3 million of accrued restructuring and severance payments and $0.1 million of other noncurrent assets.

Other Restructurings
        In December 2005, we closed our warehouse facility in Bristol, Pennsylvania. In connection with the closing, we accrued $3.6 million and $0.4 million in 2005 and 2006, respectively, of one-time termination benefits and associated employee costs for 118 employees. These costs are reported as selling, general and administrative expenses in the wholesale better apparel segment.

        On May 30, 2006, we announced the closing of our Stein Mart leased shoe departments, effective January 2007. In connection with the closing, we accrued $1.2 million of one-time termination benefits and associated employee costs in 2006 for 468 employees. Also in 2007, we discontinued our Anne Klein Accessories retail concept. We accrued $0.1 million of one-time termination benefits and associated employee costs in 2007 for 26 employees. These costs are reported as selling, general and administrative expenses in the retail segment.

        On October 17, 2007, we announced the closing of warehouse facilities in Edison, New Jersey. In connection with the closing, we accrued $2.6 million of one-time termination benefits and associated employee costs for 158 employees. These costs are reported as selling, general and administrative expenses in the retail segment. The closing was substantially complete by the end of June 2008.

        The details of these restructuring accruals are as follows:

(In millions)	Bristol warehouse	Retail stores	Edison warehouse
Balance, January 1, 2006	$3.2	$-	$-
Additions	0.4	1.2	-
Payments and reductions	(3.6)	-	-

Balance, December 31, 2006	-	1.2	-
Additions	-	0.1	2.8
Payments and reductions	-	(1.2)	-

Balance, December 31, 2007	-	0.1	2.8
Reversals	-	-	(0.2)
Payments and reductions	-	(0.1)	(2.2)

Balance, December 31, 2008	$-	$-	$0.4

        During 2006, 2007 and 2008, $3.6 million, $1.2 million and $2.3 million of the termination benefits accruals were utilized (relating to partial or full severance for 90, 469 and 180 employees, respectively). The net accruals of $2.9 million and $0.4 million at December 31, 2007 and 2008, respectively, are reported as accrued restructuring and severance payments.

Acquisition Restructurings
        In connection with the acquisitions of McNaughton, Kasper and Maxwell, we assessed and formulated plans to restructure certain operations of each company. These plans involved the closure of manufacturing facilities, certain offices, foreign subsidiaries, and selected domestic and international retail locations. The objectives of the plans were to eliminate unprofitable or marginally profitable lines of business and reduce overhead expenses. These costs were reported as a component of goodwill.

        The details of the acquisition restructuring accruals are as follows:

(In millions)	One-time termination benefits	Other costs	Total acquisition restructuring
Balance, January 1, 2006	$0.2	$2.1	$2.3
Payments and reductions	(0.1)	(0.7)	(0.8)

Balance, December 31, 2006	0.1	1.4	1.5
Payments and reductions	-	(0.3)	(0.3)

Balance, December 31, 2007	0.1	1.1	1.2
Payments and reductions	(0.1)	(0.3)	(0.4)

Balance, December 31, 2008	$-	$0.8	$0.8

        The net accrual of $1.2 million at December 31, 2007 is reported as $0.1 million of accrued restructuring and severance payments and $1.1 million of other noncurrent liabilities. The net accrual of $0.8 million at December 31, 2008 is reported as other noncurrent liabilities.

SALE OF POLO JEANS COMPANY BUSINESS

        In February 2006, we reached a settlement of certain litigation that we had commenced in 2003 with Polo. In connection with this settlement, we entered into a Stock Purchase Agreement with Polo and certain of its subsidiaries with respect to the sale to Polo of all outstanding stock of Sun. Among other terms, we received gross proceeds of $355.0 million in connection with the sale and the settlement. Sun's assets and liabilities on the closing date primarily related to the Polo Jeans Company business, which Sun operated under long-term license and design agreements entered into with Polo in 1995.

        We recorded a pre-tax loss of approximately $145.1 million after allocating $356.7 million of goodwill to the business sold and a pre-tax gain of $100.0 million related to the litigation settlement. Approximately $3.7 million in state and local taxes was recorded related to the litigation settlement, resulting in a combined after tax loss of approximately $48.8 million. The combined loss created federal and state capital loss carryforwards that we are using to partially offset the gain realized from the sale of Barneys.

        Long-lived assets included in the sale include $2.0 million of net property, plant and equipment and $5.5 million of unamortized long-term prepaid marketing expenses. Net sales for the Polo Jeans Company business, which are reported under the wholesale better apparel segment, were $24.6 million for 2006.

PROPERTY, PLANT AND EQUIPMENT

        Major classes of property, plant and equipment are as follows:

December 31,	2008	2007	Useful lives (years)
(In millions)

Land and buildings	$73.0	$70.3	10 - 20
Leasehold improvements	261.6	250.2	1 - 18
Machinery, equipment and software	365.7	338.8	3 - 10
Furniture and fixtures	70.9	67.0	5 - 8
Construction in progress	14.1	25.5	-

	785.3	751.8
Less: accumulated depreciation and amortization	484.3	439.7

	$301.0	$312.1

        Depreciation and amortization expense relating to property, plant and equipment (including capitalized leases) reflected in results from continuing operations was $76.3 million, $74.4 million and $71.0 million in 2008, 2007 and 2006, respectively. At December 31, 2008, we had outstanding commitments of approximately $7.9 million relating primarily to the construction or remodeling of retail store locations. We capitalized approximately $0.5 million of interest in 2007 as part of the cost of major capital projects and capitalized no interest in 2008.

        Included in property, plant and equipment are the following capitalized leases:

December 31,	2008	2007	Useful lives (years)
(In millions)

Buildings	$37.8	$34.1	10 - 20
Machinery and equipment	13.9	13.6	3 - 5

	51.7	47.7
Less: accumulated amortization	21.7	17.7

	$30.0	$30.0

INVENTORIES

        Inventories are summarized as follows:

December 31,	2008	2007
(In millions)

Raw materials	$0.3	$0.3
Work in process	-	1.5
Finished goods	509.2	522.1

	$509.5	$523.9

GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. Accounting rules require that we test at least annually for possible goodwill impairment. We perform our test in the fourth fiscal quarter of each year using a discounted cash flow analysis that requires that certain assumptions and estimates be made regarding industry economic factors and future profitability. As a result of the 2006 impairment analysis, we determined that the goodwill balance existing in our wholesale jeanswear segment was impaired as a result of decreases in projected revenues and profitability with respect certain moderate apparel brands, as well as changes in business strategy with respect to our Norton McNaughton brand. Accordingly, we recorded an impairment charge of $441.2 million. As a result of the 2007 impairment analysis, we determined that the remaining goodwill balance existing in our wholesale jeanswear segment was impaired as a result of further decreases in projected revenues and profitability for certain brands. Accordingly, we recorded an impairment charge of $78.0 million. As a result of the 2008 impairment analysis, we determined that the goodwill balance existing in our wholesale footwear and accessories segment was impaired as a result of decreases in projected revenues and profitability for the segment. Accordingly, we recorded an impairment charge of $813.2 million.

        The changes in the carrying amount of goodwill for 2007 and 2008, by segment and in total, are as follows (excluding $247.4 million allocated to the sale of Barneys):

(In millions)	Wholesale Better Apparel	Wholesale Jeanswear	Wholesale Footwear & Accessories	Retail	Total
Balance, January 1, 2007	$40.1	$78.0	$813.2	$120.6	$1,051.9
Impairment	-	(78.0)	-	-	(78.0)

Balance, December 31, 2007	40.1	-	813.2	120.6	973.9
Impairment	-	-	(813.2)	-	(813.2)

Balance, December 31, 2008	$40.1	$-	$-	$120.6	$160.7

        We also perform our annual impairment test for indefinite-lived trademarks during the fourth fiscal quarter of the year. As a result of the 2006 impairment analysis, we recorded trademark impairment charges of $50.2 million as a result of decreases in projected revenues for certain moderate apparel, better apparel, footwear and costume jewelry brands. As a result of the 2007 impairment analysis, we recorded trademark impairment charges of $7.5 million as a result of decreases in projected revenues for certain brands. We also recorded trademark impairment charges of $80.5 million in 2007 as a result of our decision to discontinue or significantly reduce the scale of certain brands. As a result of the 2008 impairment analysis, we recorded trademark impairment charges of $25.2 million as a result of decreases in projected revenues for certain brands. All trademark impairment charges are reported as selling, general and administrative expenses in the licensing, other and eliminations segment.

        The components of other intangible assets are as follows:

December 31,	2008		2007
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
License agreements	$60.5	$45.8	$60.5	$43.5
Acquired favorable leases	0.5	0.3	0.5	0.2

	61.0	46.1	61.0	43.7
Indefinite-life trademarks	575.9	-	600.7	-

	$636.9	$46.1	$661.7	$43.7

        Amortization expense reflected in results from continuing operations for intangible assets subject to amortization was $2.8 million, $2.3 million and $3.5 million for 2008, 2007 and 2006, respectively. Amortization expense for intangible assets subject to amortization for each of the years in the five-year period ending December 31, 2013 is estimated to be $2.3 million in 2009, $2.0 million in 2010, $2.0 million in 2011, $1.9 million in 2012 and $1.4 million in 2013.

        The cash flow models we use to estimate the fair values of our goodwill and trademarks involve several assumptions. Changes in these assumptions could materially impact our fair value estimates. Assumptions critical to our fair value estimates are: (i) discount rates used to derive the present value factors used in determining the fair value of the reporting units and trademarks; (ii) royalty rates used in our trademark valuations; (iii) projected revenue growth rates; and (iv) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances. The following table shows the range of assumptions we used to derive our fair value estimates as part of our annual impairment testing for 2008 and 2007.

	2008		2007
	Goodwill	Trademarks	Goodwill	Trademarks
Discount rates	11.5%	11.5%	9.5%	9.5%
Royalty rates	--	4.0% - 7.0%	--	1.0% - 7.0%
Weighted-average revenue growth rates	2.8%	7.5%	3.1%	6.0%
Long-term growth rates	3.0%	0% - 3.0%	3.0%	0% - 3.0%

FINANCIAL INSTRUMENTS

        As a result of our global operating and financing activities, we are exposed to changes in interest rates and foreign currency exchange rates which may adversely affect results of operations and financial condition. In seeking to minimize the risks and/or costs associated with such activities, we manage exposure to changes in interest rates and foreign currency exchange rates through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The instruments eligible for utilization include forward, option and swap agreements. We do not use financial instruments for trading or other speculative purposes. At December 31, 2008, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total notional value of US $10.5 million at a weighted-average exchange rate of 1.2026 maturing through May 2009.

        We recorded amortization of net gains resulting from the termination of interest rate swaps and locks of $2.3 million in 2006 as a reduction of interest expense in continuing operations. We reclassified net gains (losses) of $1.0 million, $(0.7) million and $(0.5) million from foreign currency exchange contracts to cost of sales in continuing operations in 2008, 2007 and 2006, respectively. There has been no material ineffectiveness related to our foreign currency exchange contracts as the instruments are designed to be highly effective in offsetting losses and gains transactions being hedged. An estimated $0.2 million of existing pre-tax net gains from currency exchange contracts reported in accumulated other comprehensive income as of December 31, 2008 will be reclassified into cost of sales in the next 12 months.

        At December 31, 2008 and 2007, the fair values of cash and cash equivalents, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

December 31,	2008		2007
(In millions)	Carrying Amount	Fair Value	Carrying Amount		Fair Value

Long-term debt, including current portion	$749.5	$462.2	$	$ 749.4	$	$ 655.3
Foreign currency exchange contracts, net asset (liability)	0.1	0.1		(1.8)		(1.8)

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

FAIR VALUES

        We adopted SFAS No. 157, "Fair Value Measurements," on January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework, creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements, and details the disclosures that are required for items measured at fair value. FASB Staff Position FAS157-2,"Effective Date of FASB Statement No. 157," defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity's financial statements on a recurring basis, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We currently do not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis. Under SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," entities are permitted to choose to measure many financial instruments and certain other items at fair value. We did not elect the fair value measurement option under SFAS No. 159 for any of our financial assets or liabilities.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis at December 31, 2008.

(In millions) Description	Classification	Value at December 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Rabbi Trust assets	Other current assets	$6.4	$6.4	$-	$-
Derivatives	Other current assets	0.1	-	0.1	-

	Total assets	$6.5	$6.4	$0.1	$-

Rabbi Trust liabilities	Accrued employee compensation and benefits	$6.4	$6.4	$-	$-
Deferred director fees	Accrued expenses and other current liabilities	0.2	0.2	-	-

	Total liabilities	$6.6	$6.6	$-	$-

CREDIT FACILITIES

        Prior to June 6, 2008, we had revolving credit agreements with several lending institutions to borrow an aggregate principal amount of up to $1.75 billion. These agreements, which consisted of a $1.0 billion five-year revolving credit facility expiring in June 2009 and a $750.0 million five-year revolving credit facility expiring in May 2010, could be used for letters of credit or cash borrowings. On June 6, 2008, we amended these facilities. The terms and conditions of the credit facilities remained substantially unchanged, except for modification of the pricing provisions and certain covenants and reduction of the aggregate commitment under the $1.0 billion facility to $500.0 million. On December 24, 2008, we announced that, effective as of December 31, 2008, we terminated our $500 million revolving credit facility that was scheduled to expire on June 15, 2009, and that, effective as of January 5, 2009, we further amended our $750 million revolving credit facility which expires on May 16, 2010 to reduce the aggregate commitment to $600 million, increase the fees and interest rates, modify certain covenants and provide collateral for borrowings. Otherwise, the terms and conditions of the credit facility expiring on May 16, 2010 remain substantially unchanged. In connection with these amendments, we wrote off $1.1 million of deferred financing fees, which is included in interest expense and financing costs.

        Up to $450 million of the amended facility expiring on May 16, 2010 is available for the issuance of trade and standby letters of credit, and cash borrowings are limited to the lesser of (a) $400 million less amounts owed to the lending institutions or their administrative agent under hedging agreements, treasury management services agreements, open account agreements, letters of credit (other than those issued under the facility) and other funded loans (the "Additional Secured Agreements") and (b) the maximum amount of obligations permitted to be secured pursuant to the Indenture dated November 22, 2004 (relating to our outstanding Senior Notes) without any requirement to equally and ratably secure such Senior Notes. Borrowings under the amended revolving credit facility may be used to refinance existing indebtedness, for working capital needs and for other general corporate purposes, including acquisitions. Borrowings under the amended revolving credit facility and obligations under the Additional Secured Agreements are secured by inventory and receivables of Jones USA and certain of its affiliates, as well as the proceeds of such inventory and receivables, but only to the extent that the grant of that security would not require the Senior Notes issued under the Indenture to be equally and ratably secured by that collateral.

        The amended revolving credit agreement requires us to satisfy a minimum Interest Coverage Ratio, a maximum Covenant Debt to EBITDA Ratio and a minimum Asset Coverage Ratio (each as defined in the amended facility expiring on May 16, 2010), and contains covenants limiting our ability to (1) incur debt and guaranty obligations, (2) incur liens, (3) make loans, advances, investments and acquisitions, (4) merge or liquidate, (5) sell or transfer assets, (6) pay dividends, repurchase shares, or make distributions to stockholders, (7) engage in transactions with affiliates and (8) make capital expenditures. At December 31, 2008, we are in compliance with all covenants under the facility expiring on May 16, 2010 existing at that time and with all covenants in the amended agreement that took effect on January 5, 2009.

        At December 31, 2008, $175.8 million of letters of credit and no cash borrowings were outstanding under the revolving credit facility expiring on May 16, 2010. The estimated maximum amount of cash borrowings that would be available to us on that date under the amended agreement that took effect on January 5, 2009 was $400.0 million. We believe this unused availability will be sufficient for our cash borrowing needs for the foreseeable future.

        At December 31, 2008, we also had uncommitted unsecured lines of credit available for up to $51.5 million of letters of credit, under which an aggregate of $45.8 million was outstanding. On January 5, 2009, $50.0 million of these lines of credit were terminated and the outstanding letters of credit were transferred to our amended revolving credit facility. At December 31, 2008, we also had a C$10.0 million unsecured line of credit in Canada, under which C$0.2 million of letters of credit were outstanding.

        The weighted-average interest rate for our credit facilities was 4.8% and 5.8% at December 31, 2008 and 2007, respectively. Using the interest rate that took effect upon the effective date of the amendment to our revolving line of credit on January 5, 2009, our weighted-average interest rate for our credit facilities at December 31, 2008 would have been 6.2%.

LONG-TERM DEBT

        Long-term debt consists of the following:

December 31,	2008	2007
(In millions)

4.250% Senior Notes due 2009, net of unamortized discount of $0.1 in 2007	$250.0	$249.9
5.125% Senior Notes due 2014, net of unamortized discount of $0.1 and $0.1	249.9	249.9
6.125% Senior Notes due 2034, net of unamortized discount of $0.4 and $0.4	249.6	249.6

	749.5	749.4
Less current portion	250.0	-

	$499.5	$749.4

        Long-term debt maturities during the next five years amount to $250.0 million in 2009. All of our notes contain certain covenants, including, among others, restrictions on liens, sale-leaseback transactions and additional secured debt, and pay interest semiannually. The weighted-average interest rate of our long-term debt was 5.2% at both December 31, 2008 and 2007.

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

        Accumulated other comprehensive (loss) income is comprised of the following:

December 31,	2008	2007
(In millions)

Foreign currency translation adjustments	$2.2	$11.5
Pension and postretirement liability adjustments	(14.1)	(8.4)
Unrealized gains (losses) on hedge contracts	0.2	(1.0)

	$(11.7)	$2.1

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

        The following summarizes the U.S. Dollar equivalent amount of our Canadian foreign currency forward exchange contracts.

December 31,	2008		2007
(In millions)	Notional amount	Fair value - asset	Notional amount	Fair value - (liability	)

Canadian Dollar - U.S. Dollar	$10.5	$0.1	$24.4	$(1.8)

        During 2008, 2007 and 2006, we reclassified pre-tax (losses) gains of $(1.0) million, $(0.6) million and $1.8 million, respectively, from other comprehensive income to earnings from continuing operations. Since the derivatives we use in our risk management strategies are highly effective hedges because all the critical terms of the derivative instruments match those of the hedged item, we record no ineffectiveness related to our cash flow hedges. If foreign currency exchange rates do not change from their December 31, 2008 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months will not be material. The actual amounts that will be reclassified to earnings over the next 12 months could vary, however, as a result of changes in market conditions.

OBLIGATIONS UNDER CAPITAL LEASES

        Obligations under capital leases consist of the following:

December 31,	2008	2007
(In millions)

Warehouses, office facilities and equipment	$32.5	$33.1
Less: current portion	3.1	4.8

Obligations under capital leases - noncurrent	$29.4	$28.3

        We lease an office facility in Bristol, Pennsylvania under a 20-year net lease that runs until July 2018 and requires minimum annual rent payments of approximately $1.1 million. The building was capitalized at $12.2 million, which approximated the present value of the minimum lease payments. We also lease various equipment under two- to six-year leases at an aggregate annualized rental of $3.7 million. The equipment was capitalized at $11.3 million, which approximated the present value of the minimum lease payments.

        In 2003, we entered into a sale-leaseback agreement for our Virginia warehouse facility. This transaction resulted in a net gain of $7.5 million that has been deferred and is being amortized over the lease term, which runs until March 2023 and requires minimum annual rent payments of $2.4 million. The building was capitalized at $25.6 million, which approximated the present value of the minimum lease payments.

        The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 31, 2008:

Year Ending December 31,
(In millions)

2009	$5.2
2010	4.5
2011	3.5
2012	3.6
2013	3.6
Later years	28.5

Total minimum lease payments	48.9
Less: amount representing interest	16.4

Present value of net minimum lease payments	$32.5

COMMON STOCK

        The Board of Directors has authorized several programs to repurchase our common stock from time to time in open market transactions. We repurchased $496.9 million and $306.2 million of our common stock during 2007 and 2006, respectively. As of December 31, 2008, $304.1 million of Board authorized repurchases was still available. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition.

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

        (b) ROYALTIES. We have an exclusive license to produce and sell women's footwear under the Dockers Women trademark in the United States (including its territories and possessions) and Canada pursuant to an agreement with Levi Strauss & Co. which expires on December 31, 2011. The agreement requires us to pay a percentage of net sales against guaranteed minimum royalty and advertising payments as set forth in the agreement. Minimum payments under this agreement amount to $0.6 million, $0.6 million and $0.7 million for 2009, 2010 and 2011, respectively.

        We have an exclusive license to produce, market and distribute costume jewelry in the United States, Canada, Mexico and Japan under the Givenchy trademark pursuant to an agreement with Givenchy, which expires on December 31, 2011. The agreement requires us to pay a percentage of net sales against guaranteed minimum royalty and advertising payments as set forth in the agreement. Minimum payments under this agreement amount to $0.7 million per year.

        We have an exclusive license with New Balance Athletic Shoe, Inc. and its affiliate New Balance Licensing, LLC to create and distribute a fashion-lifestyle footwear collection that brings together New Balance's innovative performance and materials technology with Nine West's fashion styling. The agreement, which expires December 31, 2009, requires us to pay a percentage of net sales as set forth in the agreement. No minimum payments are required under this agreement.

        (c) LEASES. Total rent expense charged to continuing operations for 2008, 2007 and 2006 was as follows.

Year Ended December 31,	2008	2007	2006
(In millions)

Minimum rent	$130.2	$130.9	$127.5
Contingent rent	0.3	0.5	0.9
Less: sublease rent	(7.6)	(5.3)	(5.3)

	$122.9	$126.1	$123.1

        The following is a schedule of future minimum rental payments required under operating leases:

Year Ending December 31,
(In millions)

2009	$133.1
2010	127.5
2011	118.4
2012	99.0
2013	82.3
Later years	266.8

$827.1

        Certain of the leases provide for renewal options and the payment of real estate taxes and other occupancy costs. Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating $26.7 million.

INCOME TAXES

        The following summarizes the (benefit) provision for income taxes for continuing operations:

Year Ended December 31,	2008	2007	2006
(In millions)

Current:
Federal	$(15.3)	$(123.5)	$49.1
State and local	9.2	5.2	16.9
Foreign	4.5	5.2	6.5

	(1.6)	(113.1)	72.5

Deferred:
Federal	2.5	11.3	(121.7)
State and local	(5.7)	(3.0)	(18.6)
Foreign	(1.8)	0.4	(1.2)

	(5.0)	8.7	(141.5)

Benefit for income taxes	$(6.6)	$(104.4)	$(69.0)

        The total income tax (benefit) provision for continuing operations was recorded as follows:

Year Ended December 31,	2008	2007	2006
(In millions)

Included in loss from continuing operations	$(6.6)	$(104.4)	$(70.1)
Included in cumulative effect of change in accounting for share-based payments	-	-	1.1

	$(6.6)	$(104.4)	$(69.0)

        The domestic and foreign components of (loss) income before (benefit) provision for income taxes from continuing operations are as follows:

Year Ended December 31,	2008	2007	2006
(In millions)

Included in (loss) income from continuing operations
United States	$(770.6)	$(73.0)	$(251.0)
Foreign	(2.3)	14.5	5.9

	(772.9)	(58.5)	(245.1)

Included in cumulative effect of change in accounting for share-based payments
United States	-	-	3.1
Foreign	-	-	-

	-	-	3.1

(Loss) income before benefit for income taxes
United States	(770.6)	(73.0)	(247.9)
Foreign	(2.3)	14.5	5.9

	$(772.9)	$(58.5)	$(242.0)

        The benefit for income taxes from continuing operations on adjusted historical income differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

Year Ended December 31,	2008	2007	2006
(In millions)

Benefit for Federal income taxes at the statutory rate	$(270.5)	$(20.5)	$(84.8)
State and local income taxes, net of federal benefit	2.2	0.4	(5.6)
Foreign income tax difference	(4.8)	(4.2)	(3.7)
Nondeductible goodwill impairment	265.8	27.3	17.1
Capital loss on sale of subsidiary	-	-	(96.4)
Reversal of prior years federal, state and foreign income tax audit accruals	-	-	(8.6)
Valuation allowances	-	(107.2)	112.4
Other items, net	0.7	(0.2)	0.6

Benefit for income taxes	$(6.6)	$(104.4)	$(69.0)

        We have not provided for U.S. Federal and foreign withholding taxes on $36.1 million of foreign subsidiaries' undistributed earnings as of December 31, 2008. Such earnings are intended to be reinvested indefinitely.

        The following is a summary of the significant components of our deferred tax assets and liabilities:

December 31,	2008	2007
(In millions)

Deferred tax assets (liabilities):
Nondeductible accruals and allowances	$58.0	$65.0
Depreciation	15.3	20.9
Intangible asset valuation and amortization	(73.2)	(70.4)
Loss and credit carryforwards	34.4	16.0
Amortization of stock-based compensation	13.2	14.7
Deferred compensation	2.2	4.7
Inventory valuation	(10.9)	(14.9)
Inventory overhead	1.1	3.4
Pension	7.4	3.0
Gain on sale-leaseback transaction	2.7	2.9
Prepaid expenses	(1.9)	(3.7)
Display costs	(1.8)	(1.6)
Other (net)	0.9	0.4
Valuation allowances	(5.2)	(5.2)

Net deferred tax asset	$42.2	$35.2

Included in:
Current assets	$28.0	$33.9
Noncurrent assets	14.2	1.3

Net deferred tax asset	$42.2	$35.2

        As of December 31, 2008, we had federal, state and foreign net operating loss carryforwards of $343.8 million, which expire through 2028, foreign tax credit carryforwards of $10.1 million, which expire through 2018, and state tax credit carryforwards of $8.1 million, which expire through 2021.

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

        We adopted FIN 48 on January 1, 2007. We classify interest and penalties, if any, as a part of our provision for income taxes in our Consolidated Statements of Operations. During the fourth fiscal quarter of 2007, we determined that $16.7 million (net of federal tax benefit) included in income taxes payable at December 31, 2006 should be reclassified as uncertain tax position liabilities. The reclassification was due to changes in our amended return filing positions and ongoing income tax audits during the fourth fiscal quarter of 2007. Our total unrecognized tax benefits as of December 31, 2008 and December 31, 2007 were $14.1 million and $16.7 million, respectively (net of federal tax benefit), which included $7.3 million and $7.8 million of interest and penalties, respectively (net of federal tax benefit).

(In millions)	2008	2007
Uncertain tax positions at December 31, 2007	$16.7	$-
Increases for tax positions related to current year	-	-
Increases for tax positions related to prior years	3.1	16.7
Settlements with tax authorities during 2008	(5.7)	-

Uncertain tax positions at December 31, 2008	$14.1	$16.7

        If recognized as of December 31, 2008 and December 31, 2007, $14.1 million and $16.7 million, respectively (net of federal tax benefit) of our unrecognized tax benefit would reduce income tax expense and the effective tax rate.

        We file a consolidated U.S. federal income tax return as well as separate, unitary and combined income tax returns in multiple state jurisdictions. In addition, we file income tax returns in various foreign jurisdictions.

        The Internal Revenue Service has completed examination of our federal returns for taxable years prior to 2006. Our state income tax examinations, with limited exceptions, have been completed for the periods prior to 2004. The Internal Revenue Service is currently examining our 2006 federal income tax return. We reasonably expect to settle all ongoing audits by December 31, 2009.

(LOSS) EARNINGS PER SHARE

        The computation of basic and diluted (loss) earnings per share is as follows:

Year Ended December 31,	2008	2007	2006
(In millions except per share amounts)

(Loss) income from continuing operations	$(766.3)	$45.9	$(175.0)
Income from discontinued operations	0.9	265.2	29.0
Cumulative effect of change in accounting for share-based payments	-	-	1.9

Net (loss) income	$(765.4)	$311.1	$(144.1)

Weighted-average common shares outstanding - basic	82.9	99.9	110.6
Effect of dilutive employee stock options and restricted stock	-	1.4	-

Weighted-average common shares and share equivalents outstanding - diluted	82.9	101.3	110.6

(Loss) earnings per share - basic
(Loss) income from continuing operations	$(9.24)	$0.46	$(1.58)
Income from discontinued operations	0.01	2.65	0.26
Cumulative effect of change in accounting for share-based payments	-	-	0.02

Basic (loss) earnings per share	$(9.23)	$3.11	$(1.30)

(Loss) earnings per share - diluted
(Loss) income from continuing operations	$(9.24)	$0.45	$(1.58)
Income from discontinued operations	0.01	2.62	0.26
Cumulative effect of change in accounting for share-based payments	-	-	0.02

Diluted (loss) earnings per share	$(9.23)	$3.07	$(1.30)

STATEMENT OF CASH FLOWS

Year Ended December 31,	2008	2007	2006
(In millions)
Supplemental disclosures of cash flow information for continuing operations:
Cash paid (received) during the year for:
Interest	$45.6	$52.1	$53.4
Net income tax (refunds) payments	(16.0)	67.7	106.2
Supplemental disclosures of non-cash investing and financing activities for continuing operations:
Property acquired through capital lease financing	4.0	4.1	3.9
Restricted stock issued to employees	20.3	19.2	10.2

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

STOCK OPTIONS AND RESTRICTED STOCK

        Under two stock option plans, we may grant stock options and other awards from time to time to key employees, officers, directors, advisors and independent consultants to us or to any of our subsidiaries. In general, options become exercisable over either a three-year or five-year period from the grant date and expire 10 years after the date of grant for options granted on or before May 28, 2003 and seven years after the date of grant thereafter. In certain cases for non-employee directors, options become exercisable six months after the grant date. Shares available for future option and restricted stock grants at December 31, 2008 and 2007 totaled 4.2 million and 5.2 million, respectively. Our policy is to issue new shares upon the exercise of options and, when possible, to offset these new shares by repurchasing shares in the open market. We currently have no plans to repurchase any shares in 2009.

        Compensation cost recorded for stock-based employee compensation awards (including awards to non-employee directors) reflected in continuing operations as a selling, general and administrative expense was $12.3 million, $14.0 million and $12.8 million for 2008, 2007 and 2006, respectively. The total tax benefit recognized for the compensation cost recorded for stock-based employee compensation awards for 2008, 2007 and 2006 totaled $4.1 million, $2.4 million and $4.4 million, respectively. Total compensation cost for continuing operations related to unvested awards not yet recognized at December 31, 2008 was $11.5 million, which is expected to be amortized over a weighted-average period of approximately 21 months. Cash received from option exercises for 2008, 2007 and 2006 was $0.1 million, $11.1 million and $32.4 million, respectively.

        The following tables summarize information about stock option transactions and related information (options in millions):

	2008		2007		2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1	7.6	$32.44	9.4	$31.43	11.5	$30.91
Exercised	-	-	(0.6)	$19.61	(1.4)	$24.01
Cancelled	(0.3)	$34.21	(1.0)	$32.46	(0.5)	$35.44
Expired	(0.3)	$24.37	(0.2)	$23.60	(0.2)	$39.75

Outstanding, December 31	7.0	$32.73	7.6	$32.44	9.4	$31.43

Exercisable, December 31	6.8	$32.61	7.2	$32.20	8.5	$30.96

	2008	2007	2006
Weighted-average contractual term (in years) of:
Options outstanding at end of year	2.5	3.4	4.2
Options exercisable at end of year	2.5	3.3	4.1

Intrinsic value (in millions) of:
Options outstanding at end of year	$ 0.1	$ 0.3	$ 32.1
Options exercisable at end of year	0.1	0.3	31.8
Options exercised during the year	-	6.8	10.4

Fair value (in millions) of options vested during the year	$ 2.2	$ 3.0	$ 9.2

        The fair value of each option award is estimated on the date of the grant using the Black-Scholes-Merton option pricing model. Expected volatilities are based on historical volatility of our stock price and implied volatilities from publicly traded options on our stock. We use historical data to estimate an option's expected life; the expected life for grants to senior management-level employees and other employees are considered separately for valuation purposes. The risk-free interest rate input is based on the U.S. Treasury yield curve in effect at the time of the grant. Compensation cost, net of projected forfeitures, is recognized on a straight-line basis over the period between the grant and vesting dates, with compensation cost for grants with a graded vesting schedule recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. We did not grant any options in 2006, 2007 or 2008.

        Compensation cost for restricted stock is measured as the excess, if any, of the quoted market price of our stock at the grant date over the amount the employee must pay to acquire the stock (which is generally zero). The compensation cost, net of projected forfeitures, is recognized over the period between the issue date and the date any restrictions lapse, with compensation cost for grants with a graded vesting schedule recognized on a straight-line basis over the requisite service period for the total award. The restrictions do not affect voting and dividend rights.

        The following tables summarize information about unvested restricted stock transactions (shares in thousands):

	2008		2007		2006
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested, January 1	757	$32.48	1,326	$33.61	1,092	$34.34
Granted	1,327	$15.32	762	$32.36	635	$31.72
Vested	(226)	$35.34	(346)	$34.46	(315)	$31.78
Forfeited	(72)	$22.22	(985)	$33.21	(86)	$35.69

Nonvested, December 31	1,786	$19.78	757	$32.48	1,326	$33.61

	2008	2007	2006
Fair value (in millions) of shares vested during the year	$ 8.0	$ 11.9	$ 10.0

        During 2008, 1,327,074 shares of restricted common stock were issued to 299 employees and directors under the 1999 Stock Incentive Plan. The restrictions generally lapse on the third anniversary of issue. The value of this stock based on quoted market values at the grant dates was $20.3 million.

        During 2007, 761,750 shares of restricted common stock were issued to 208 employees and directors under the 1999 Stock Incentive Plan. The restrictions generally lapse on the third anniversary of issue. The value of this stock based on quoted market values at the grant dates was $24.6 million.

        During 2006, 634,927 shares of restricted common stock were issued to 131 employees and directors under the 1999 Stock Incentive Plan. The restrictions generally lapse on the third anniversary of issue. The value of this stock based on quoted market values at the grant dates was $20.1 million.

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

        We contributed approximately $7.1 million, $6.9 million and $8.2 million to our defined contribution plan from continuing operations during 2008, 2007 and 2006, respectively.

Defined Benefit Plans

        We maintain several defined benefit plans, including the Pension Plan for Associates of Nine West Group Inc. (the "Cash Balance Plan") and The Napier Company Retirement Plan for certain associates of Victoria (the "Napier Plan"). The Cash Balance Plan expresses retirement benefits as an account balance which increases each year through interest credits. All benefits under the Napier Plan are frozen at the amounts earned by the participants as of December 31, 1995. Our funding policy is to contribute at least the minimum amount to meet the funding ratio requirements of the Pension Protection Act, which began to phase in during 2008. We plan to contribute between $3.9 million and $7.6 million to our defined benefit plans in 2009. The measurement date for all plans is December 31.

Obligations and Funded Status

Year Ended December 31,	2008		2007
(In millions)

Change in benefit obligation
Benefit obligation, beginning of year	$39.0	$	$ 43.3
Interest cost	2.6		2.6
Actuarial loss (gain)	1.5		(4.0)
Settlements	0.8		0.6
Benefits paid	(3.6)		(3.5)

Benefit obligation, end of year	40.3		39.0

Change in plan assets
Fair value of plan assets, beginning of year	34.6		27.4
Actual return on plan assets	(6.8)		1.3
Employer contribution	2.2		9.4
Benefits paid	(3.6)		(3.5)

Fair value of plan assets, end of year	26.4		34.6

Underfunded status at end of year	$(13.9)	$	$(4.4)

Amounts Recognized on the Balance Sheet

December 31,	2008	2007
(In millions)

Noncurrent assets	$-	$0.9
Noncurrent liabilities	13.9	5.3

Amounts Recognized in Accumulated Other Comprehensive (Loss) Income

December 31,	2008	2007
(In millions)

Net loss	$22.9	$13.6

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

December 31,	2008	2007
(In millions)

Projected benefit obligation	$40.3	$39.0
Accumulated benefit obligation	40.3	39.0
Fair value of plan assets	26.4	34.6

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income or Loss

Year Ended December 31,	2008	2007
(In millions)

Net Periodic Benefit Cost:
Interest cost	$2.6	$2.6
Expected return on plan assets	(2.7)	(2.4)
Settlement costs	1.8	1.3
Amortization of net loss	0.8	1.0

Total net periodic benefit cost	2.5	2.5

Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income or Loss:
Net loss (gain)	11.0	(2.8)
Amortization of net gain	(1.8)	(1.8)

	9.2	(4.6)

Total recognized in net periodic benefit cost and other comprehensive income	$11.7	$(2.1)

    The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2009 is $1.5 million.

Assumptions

	2008	2007
Weighted-average assumptions used to determine:
Benefit obligations at December 31
Discount rate	6.8%	6.8%
Expected long-term return on plan assets	7.9%	7.9%
Net periodic benefit cost for year ended December 31
Discount rate	6.8%	6.1%
Expected long-term return on plan assets	7.9%	7.9%

Estimated Future Benefit Payments

Year Ending December 31,
(In millions)

2009	$1.8
2010	1.8
2011	1.9
2012	2.2
2013	2.3
2014 through 2018	12.9

$22.9

Plan Assets

        The weighted-average asset allocations at December 31, 2008 and 2007 by asset category are as follows:

December 31,	2008	2007
Equity securities	56%	62%
Debt securities	33%	31%
Other	11%	7%

Total	100%	100%

        Our plans are designed to diversify investments across types of investments and investment managers. Permitted investment vehicles include investment-grade fixed income securities, domestic and foreign equity securities, mutual funds, guaranteed insurance contracts and real estate, while speculative and derivative investment vehicles are generally prohibited. The investment managers have full discretion to manage their portion of the investments subject to the objectives and policies of the respective plans. The performance of the investment managers is reviewed on a regular basis. The primary objectives are to achieve a rate of return sufficient to meet current and future plan cash requirements and to emphasize long-term growth of principal while avoiding excessive risk and maintaining fund liquidity. At December 31, 2008, the weighted-average target allocation percentages for fund investments were 48% U. S. equity securities, 34% fixed income securities, 2% real estate and 16% international equity securities.

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

Other Plans

        We also maintain the Nine West Group Inc. Supplemental Executive Retirement Plan, the Nine West Group Inc. Postretirement Executive Life Plan, the Nine West Group, Inc. Postretirement Medical Plan and the Nine West Group Inc. Long Term Disabled Postemployment Benefit Plan, none of which have a material effect on our results of operations or on our financial position. These plans, which are unfunded, were underfunded by $4.2 million at December 31, 2008. Of this amount, $0.4 million is reported under accrued expenses and other current liabilities and $3.8 million is reported under other noncurrent liabilities.

        We also maintain the Jones Apparel Group, Inc. Deferred Compensation Plan, a non-qualified defined contribution plan for certain management and other highly compensated employees (the "Rabbi Trust"). Under the plan, participants may elect have up to 90% of their salary and annual bonus deferred and deposited with a qualified trustee, who in turn invests the money in a variety of investment vehicles as selected by each participant. The assets of the Rabbi Trust, consisting of primarily debt and equity securities, are recorded at current market prices. The trust assets are available to satisfy claims of our general creditors in the event of bankruptcy. The trust's assets, included in prepaid expenses and other current assets, and the corresponding deferred compensation liability, included in accrued employee compensation and benefits, were $6.4 million and $12.0 million at December 31, 2008 and 2007, respectively. This plan has no effect on our results of operations.

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

        We also had a 50% ownership interest in a joint venture with Sutton Development Pty. Ltd. ("Sutton") to operate retail locations in Australia, which operated under the name Nine West Australia Pty Ltd. We sold our interest in this joint venture to Sutton on December 3, 2007 for $20.7 million, which resulted in a pre-tax gain of $8.2 million. The sales price was subject to certain working capital adjustments, which resulted in additional sales proceeds and pre-tax gain of $0.8 million in 2008.

        The results of our joint ventures are reported under the equity method of accounting.

INVESTMENT IN GRI

        On June 20, 2008, we acquired a 10% equity interest in GRI, an international accessories and apparel brand management and retail-distribution network, for $20.2 million. GRI, which (including its franchisees) operates over 800 points of sale in 12 Asian countries, is the exclusive licensee of several of our brands in Asia, including Nine West, Anne Klein New York, AK Anne Klein, Easy Spirit, Enzo Angiolini and Joan & David. GRI also distributes other women's apparel, shoes and accessory brands.

        Under the terms of our investment, GRI will be entitled to receive a future cash payment from us of up to $10.0 million if GRI's net income for its fiscal year ending January 31, 2009 exceeds a specified earnings target. Any additional payment will be recorded as an additional investment in GRI but will not increase our 10% equity interest. Based on projected results of GRI for the remainder of its fiscal year, we currently do not anticipate making any additional payments. The results of GRI are reported under the equity method of accounting.

BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

        We identify operating segments based on, among other things, differences in products sold and the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operations are comprised of four reportable segments: wholesale better apparel, wholesale jeanswear, wholesale footwear and accessories, and retail. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores and our own retail stores, the retail segment includes operations by our own stores, and income and expenses related to trademarks, licenses and general corporate functions are reported under "licensing, other and eliminations." We define segment profit as operating income before net interest expense, goodwill impairment charges, gains or losses on sales of subsidiaries, equity in earnings of unconsolidated affiliates and income taxes. Summarized below are our revenues and income by reportable segment for 2008, 2007 and 2006. As a result of our exiting certain moderate product lines during 2007, we renamed our wholesale moderate apparel segment as our wholesale jeanswear segment to better reflect the products we produce in that segment (which include jeanswear labels such as Gloria Vanderbilt, l.e.i., GLO, Bandolino Blu and Grane as well as the Energie, Erika and Pappagallo product lines).

(In millions)	Wholesale Better Apparel	Wholesale Jeanswear	Wholesale Footwear & Accessories	Retail	Licensing, Other & Eliminations	Consolidated
For the year ended December 31, 2008
Revenues from external customers	$1,098.7	$796.5	$938.3	$730.2	$52.7	$3,616.4
Intersegment revenues	146.5	3.8	81.8	-	(232.1)	-

Total revenues	1,245.2	800.3	1,020.1	730.2	(179.4)	3,616.4

Segment income (loss)	$122.3	$18.8	$56.4	$(54.3)	$(61.6)	81.6

Net interest expense						(41.6)
Goodwill impairment						(813.2)
Gain on sale of Mexican operations and interest in Australian joint venture						1.0
Equity in loss of unconsolidated affiliates						(0.7)

Loss from continuing operations before benefit for income taxes						$(772.9)

Depreciation and amortization	$7.4	$4.2	$8.7	$26.2	$46.6	$93.1
For the year ended December 31, 2007
Revenues from external customers	1,101.0	985.0	955.8	753.7	53.0	3,848.5
Intersegment revenues	155.8	10.7	72.6	-	(239.1)	-

Total revenues	1,256.8	995.7	1,028.4	753.7	(186.1)	3,848.5

Segment income (loss)	$126.0	$(4.2)	$109.2	$(43.2)	$(136.8)	51.0

Net interest expense						(47.8)
Goodwill impairment						(78.0)
Gain on sale of interest in Australian joint venture						8.2
Equity in earnings of unconsolidated affiliates						8.1

Loss from continuing operations before benefit for income taxes						$(58.5)

Depreciation and amortization	$11.2	$10.4	$10.9	$23.0	$35.0	$90.5
For the year ended December 31, 2006
Revenues from external customers	$1,127.4	$1,142.0	$941.1	$822.7	$53.8	$4,087.0
Intersegment revenues	145.4	3.8	53.9	-	(203.1)	-

Total revenues	1,272.8	1,145.8	995.0	822.7	(149.3)	4,087.0

Segment income	$143.1	$71.8	$96.8	$37.1	$(82.5)	266.3

Net interest expense						(47.0)
Loss on sale of Polo Jeans Company business						(45.1)
Goodwill impairment						(441.2)
Gain on sale of stock in Rubicon Retail Limited						17.4
Equity in earnings of unconsolidated affiliates						4.5

Loss from continuing operations before benefit for income taxes						$(245.1)

Depreciation and amortization	$17.0	$11.2	$12.7	$18.5	$27.0	$86.4

(In millions)	Wholesale Better Apparel	Wholesale Jeanswear	Wholesale Footwear & Accessories	Retail	Licensing, Other & Eliminations	Assets Held for Sale	Consolidated
Total assets
December 31, 2008	$1,098.9	$711.5	$371.7	$127.2	$118.2	$-	$2,427.5
December 31, 2007	1,146.4	703.5	1,127.7	209.9	49.1	-	3,236.6
December 31, 2006	1,307.1	872.1	1,133.6	224.2	(356.7)	620.8	3,801.1

        Revenues from external customers and long-lived assets excluding deferred taxes related to continuing operations in the United States and foreign countries are as follows:

On or for the Year Ended December 31,	2008	2007	2006
(In millions)

Revenues from external customers:
United States	$3,279.0	$3,523.2	$3,801.0
Foreign countries	337.4	325.3	286.0

	$3,616.4	$3,848.5	$4,087.0

Long-lived assets:
United States	$1,083.5	$1,930.0	$2,088.1
Foreign countries	24.3	11.2	4.0

	$1,107.8	$1,941.2	$2,092.1

SUPPLEMENTAL PRO FORMA CONDENSED FINANCIAL INFORMATION

SUPPLEMENTAL PRO FORMA CONDENSED FINANCIAL INFORMATION

Certain of our subsidiaries function as co-issuers (fully and unconditionally guaranteed on a joint and several basis) of the outstanding debt of Jones Apparel Group, Inc. ("Jones"), including Jones USA, Jones Apparel Group Holdings, Inc. ("Jones Holdings"), Nine West Footwear Corporation ("Nine West") and Jones Retail Corporation ("Jones Retail").

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

Condensed Consolidating Balance Sheets
(In millions)

	December 31, 2008				December 31, 2007
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$318.4	$19.9	$-	$338.3	$264.0	$38.8	$-	$302.8
Accounts receivable	219.7	150.5	-	370.2	205.3	131.7	-	337.0
Inventories	339.3	170.6	(0.4)	509.5	358.5	165.7	(0.3)	523.9
Prepaid and refundable income taxes	15.0	0.2	1.7	16.9	1.4	5.2	24.0	30.6
Deferred taxes	12.5	16.7	(1.2)	28.0	13.6	19.4	0.9	33.9
Prepaid expenses and other current assets	34.7	7.9	-	42.6	39.7	26.2	-	65.9

TOTAL CURRENT ASSETS	939.6	365.8	0.1	1,305.5	882.5	387.0	24.6	1,294.1

Property, plant and equipment - net	135.4	165.6	-	301.0	161.2	150.9	-	312.1
Due from affiliates	-	1,154.6	(1,154.6)	-	-	971.7	(971.7)	-
Goodwill	160.7	-	-	160.7	972.8	67.6	(66.5)	973.9
Other intangibles - net	0.5	590.3	-	590.8	0.3	617.7	-	618.0
Deferred taxes	73.7	-	(59.5)	14.2	20.4	-	(19.1)	1.3
Investments in subsidiaries	1,866.2	-	(1,866.2)	-	1,746.8	-	(1,746.8)	-
Other assets	25.9	29.6	(0.2)	55.3	26.2	11.0	-	37.2

TOTAL ASSETS	$3,202.0	$2,305.9	$(3,080.4)	$2,427.5	$3,810.2	$2,205.9	$(2,779.5)	$3,236.6

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$250.0	$-	$-	$250.0	$-	$-	$-	$-
Current portion of capital lease obligations	-	3.1	-	3.1	0.6	4.2	-	4.8
Accounts payable	160.4	71.0	-	231.4	175.0	48.6	-	223.6
Income taxes payable	-	19.5	(19.4)	0.1	19.7	1.0	(0.3)	20.4
Deferred taxes	-	1.3	(1.3)	-	-	-	-	-
Accrued expenses and other current liabilities	85.7	41.6	-	127.3	96.6	50.2	-	146.8

TOTAL CURRENT LIABILITIES	496.1	136.5	(20.7)	611.9	291.9	104.0	(0.3)	395.6

NONCURRENT LIABILITIES:
Long-term debt	499.5	-	-	499.5	749.4	-	-	749.4
Obligations under capital leases	-	29.4	-	29.4	4.3	24.0	-	28.3
Deferred taxes	-	47.1	(47.1)	-	-	5.8	(5.8)	-
Income taxes payable	15.6	5.2	-	20.8	-	-	-	-
Due to affiliates	1,154.6	-	(1,154.6)	-	971.7	-	(971.7)	-
Other	66.8	16.9	-	83.7	50.8	15.7	-	66.5

TOTAL NONCURRENT LIABILITIES	1,736.5	98.6	(1,201.7)	633.4	1,776.2	45.5	(977.5)	844.2

TOTAL LIABILITIES	2,232.6	235.1	(1,222.4)	1,245.3	2,068.1	149.5	(977.8)	1,239.8

STOCKHOLDERS' EQUITY:
Common stock and additional paid-in capital	1,352.2	1,706.8	(1,706.8)	1,352.2	1,341.2	1,707.8	(1,707.8)	1,341.2
Retained earnings	1,455.2	365.7	(152.9)	1,668.0	2,226.1	339.7	(85.0)	2,480.8
Accumulated other comprehensive (loss) income	(11.7)	(1.7)	1.7	(11.7)	2.1	8.9	(8.9)	2.1
Treasury stock	(1,826.3)	-	-	(1,826.3)	(1,827.3)	-	-	(1,827.3)

TOTAL STOCKHOLDERS' EQUITY	969.4	2,070.8	(1,858.0)	1,182.2	1,742.1	2,056.4	(1,801.7)	1,996.8

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,202.0	$2,305.9	$(3,080.4)	$2,427.5	$3,810.2	$2,205.9	$(2,779.5)	$3,236.6

Condensed Consolidating Statements of Operations
(In millions)

	Year Ended December 31, 2008
	Issuers	Others	Elim- inations	Cons- olidated
Net sales	$2,630.6	$949.4	$(17.4)	$3,562.6
Licensing income	0.1	52.0	-	52.1
Service and other revenue	1.1	0.6	-	1.7

Total revenues	2,631.8	1,002.0	(17.4)	3,616.4
Cost of goods sold	1,756.5	692.1	(8.4)	2,440.2

Gross profit	875.3	309.9	(9.0)	1,176.2
Selling, general and administrative expenses	975.7	106.4	(12.9)	1,069.2
Trademark impairments	-	25.2	-	25.2
Goodwill impairment	812.0	67.6	(66.4)	813.2

Operating (loss) income	(912.4)	110.7	70.3	(731.4)
Net interest expense (income) and financing costs	51.6	(10.0)	-	41.6
Gain on sale of interest in Australian joint venture	-	0.8	-	0.8
Equity in loss of unconsolidated affiliates	-	(0.5)	(0.2)	(0.7)

(Loss) income from continuing operations before benefit for income taxes	(964.0)	121.0	70.1	(772.9)
(Benefit) provision for income taxes	(106.4)	94.9	4.9	(6.6)

(Loss) income from continuing operations	(857.6)	26.1	65.2	(766.3)
Income from discontinued operations, net of tax	0.9	-	-	0.9
Equity in earnings of subsidiaries	133.1	-	(133.1)	-

Net (loss) income	$(723.6)	$26.1	$(67.9)	$(765.4)

	Year Ended December 31, 2007
	Issuers	Others	Elim- inations	Cons- olidated
Net sales	$2,642.9	$1,167.7	$(17.3)	$3,793.3
Licensing income	0.1	51.9	-	52.0
Service and other revenue	1.0	2.2	-	3.2

Total revenues	2,644.0	1,221.8	(17.3)	3,848.5
Cost of goods sold	1,723.5	893.9	(8.3)	2,609.1

Gross profit	920.5	327.9	(9.0)	1,239.4
Selling, general and administrative expenses	981.6	131.6	(12.8)	1,100.4
Trademark impairments	-	88.0	-	88.0
Goodwill impairment	394.7	78.0	(394.7)	78.0

Operating (loss) income	(455.8)	30.3	398.5	(27.0)
Net interest expense (income) and financing costs	66.6	(18.8)	-	47.8
Gain on sale of interest in Australian joint venture	-	8.2	-	8.2
Equity in earnings of unconsolidated affiliates	0.5	5.6	2.0	8.1

(Loss) income from continuing operations before benefit for income taxes	(521.9)	62.9	400.5	(58.5)
(Benefit) provision for income taxes	(147.4)	43.1	(0.1)	(104.4)

(Loss) income from continuing operations	(374.5)	19.8	400.6	45.9
Income (loss) from discontinued operations, net of tax	291.8	(26.6)	-	265.2
Equity in loss of subsidiaries	(155.8)	-	155.8	-

Net (loss) income	$(238.5)	$(6.8)	$556.4	$311.1

	Year Ended December 31, 2006
	Issuers	Others	Elim- inations	Cons- olidated
Net sales	$2,699.3	$1,332.3	$(16.8)	$4,014.8
Licensing income	0.1	51.0	-	51.1
Service and other revenue	2.8	18.3	-	21.1

Total revenues	2,702.2	1,401.6	(16.8)	4,087.0
Cost of goods sold	1,675.0	1,000.3	(1.1)	2,674.2

Gross profit	1,027.2	401.3	(15.7)	1,412.8
Selling, general and administrative expenses	987.7	121.7	(13.1)	1,096.3
Loss on sale of Polo Jeans Company business	22.8	22.3	-	45.1
Trademark impairments	-	50.2	-	50.2
Goodwill impairment	-	441.2	-	441.2

Operating income (loss)	16.7	(234.1)	(2.6)	(220.0)
Net interest expense (income) and financing costs	64.9	(17.9)	-	47.0
Gain on sale of stock in Rubicon Retail Limited	17.4	-	-	17.4
Equity in earnings of unconsolidated affiliates	0.5	4.5	(0.5)	4.5

Loss from continuing operations before benefit for income taxes	(30.3)	(211.7)	(3.1)	(245.1)
Benefit for income taxes	-	(61.0)	(9.1)	(70.1)

Loss from continuing operations	(30.3)	(150.7)	6.0	(175.0)
Income from discontinued operations, net of tax	-	29.0	-	29.0
Equity in earnings of subsidiaries	103.6	-	(103.6)	-
Cumulative effect of change in accounting for share-based payments, net of tax	1.9	-	-	1.9

Net income (loss)	$75.2	$(121.7)	$(97.6)	$(144.1)

Condensed Consolidating Statements of Cash Flows
(In millions)

	Year Ended December 31, 2008
	Issuers	Others	Eliminations	Consolidated
Cash flows from operating activities	$141.1	$35.2	$(0.8)	$175.5

Cash flows from investing activities
Proceeds from sale of interest in Australian joint venture	-	0.8	-	0.8
Proceeds from sale of Mexican operations	-	5.9	-	5.9
Investment in GRI Group Limited	-	(20.2)	-	(20.2)
Capital expenditures	(39.9)	(31.3)	-	(71.2)
Proceeds from sales of property, plant and equipment	0.4	0.1	-	0.5
Other	(0.2)	-	-	(0.2)

Net cash used in investing activities	(39.7)	(44.7)	-	(84.4)

Cash flows from financing activities
Purchases of treasury stock	1.0	-	-	1.0
Proceeds from exercise of employee stock options	0.1	-	-	0.1
Dividends paid	(47.4)	(0.8)	0.8	(47.4)
Other items	(0.7)	(4.4)	-	(5.1)

Net cash used in financing activities	(47.0)	(5.2)	0.8	(51.4)

Effect of exchange rates on cash	-	(4.2)	-	(4.2)

Net increase (decrease) in cash and cash equivalents	54.4	(18.9)	-	35.5
Cash and cash equivalents, beginning	264.0	38.8	-	302.8

Cash and cash equivalents, ending	$318.4	$19.9	$-	$338.3

	Year Ended December 31, 2007
	Issuers	Others	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities of continuing operations	$105.9	$37.3	$(23.7)	$119.5
Net cash provided by operating activities of discontinued operations	-	39.0	-	39.0

Net cash provided by operating activities	105.9	76.3	(23.7)	158.5

Cash flows from investing activities
Proceeds from sale of Barneys, net of cash sold and selling costs	845.5	-	-	845.5
Proceeds from sale of interest in Australian joint venture	-	20.7	-	20.7
Capital expenditures	(59.5)	(51.7)	-	(111.2)
Proceeds from sales of property, plant and equipment	0.2	2.8	-	3.0

Net cash provided by (used in) investing activities of continuing operations	786.2	(28.2)	-	758.0
Net cash used in investing activities of discontinued operations	-	(40.5)	-	(40.5)

Net cash provided by (used in) investing activities	786.2	(68.7)	-	717.5

Cash flows from financing activities
Net repayment under credit facilities	(100.0)	-	-	(100.0)
Purchases of treasury stock	(496.9)	-	-	(496.9)
Proceeds from exercise of employee stock options	11.1	-	-	11.1
Dividends paid	(57.2)	(23.7)	23.7	(57.2)
Net cash transferred to discontinued operations	(21.7)	-	-	(21.7)
Excess tax benefits from share-based payment arrangements	2.4	-	-	2.4
Other items	(0.8)	(3.3)	-	(4.1)

Net cash used in financing activities of continuing operations	(663.1)	(27.0)	23.7	(666.4)
Net cash provided by financing activities of discontinued operations	-	17.9	-	17.9

Net cash used in financing activities	(663.1)	(9.1)	23.7	(648.5)

Effect of exchange rates on cash	-	3.8	-	3.8

Net increase in cash and cash equivalents	229.0	2.3	-	231.3
Cash and cash equivalents, beginning, including cash reported under assets held for sale	35.0	36.5	-	71.5

Cash and cash equivalents, ending	$264.0	$38.8	$-	$302.8

	Year Ended December 31, 2006
	Issuers		Others	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities of continuing operations	$321.4	$	$ 65.8	$(1.0)	$386.2
Net cash provided by operating activities of discontinued operations	-		37.5	-	37.5

Net cash provided by operating activities	321.4		103.3	(1.0)	423.7

Cash flows from investing activities
Net proceeds from sale of Polo Jeans Company business	344.1		6.5	-	350.6
Capital expenditures	(62.2)		(47.1)	-	(109.3)
Net cash received from sale of stock in Rubicon Retail Limited	17.4		-	-	17.4
Proceeds from sales of property, plant and equipment	0.1		-	-	0.1

Net cash provided by (used in) investing activities of continuing operations	299.4		(40.6)	-	258.8
Net cash used in investing activities of discontinued operations	-		(61.2)	-	(61.2)

Net cash provided by (used in) investing activities	299.4		(101.8)	-	197.6

Cash flows from financing activities
Repurchase of Senior Notes	(225.0)		-	-	(225.0)
Net repayment under credit facilities	(29.5)		-	-	(29.5)
Purchases of treasury stock	(306.2)		-	-	(306.2)
Proceeds from exercise of employee stock options	32.4		-	-	32.4
Dividends paid	(55.7)		(1.0)	1.0	(55.7)
Net cash transferred to discontinued operations	(24.0)		-	-	(24.0)
Excess tax benefits from share-based payment arrangements	3.6		-	-	3.6
Other items	(1.7)		(2.5)	-	(4.2)

Net cash used in financing activities of continuing operations	(606.1)		(3.5)	1.0	(608.6)
Net cash provided by financing activities of discontinued operations	-		24.0	-	24.0

Net cash (used in) provided by financing activities	(606.1)		20.5)	1.0	(584.6)

Effect of exchange rates on cash	-		(0.1)	-	(0.1)

Net increase cash and cash equivalents	14.7		21.9	-	36.6
Cash and cash equivalents, beginning, including cash reported under assets held for sale	20.3		14.6	-	34.9

Cash and cash equivalents, ending, including cash reported under assets held for sale	$35.0		$36.5	$-	$71.5

UNAUDITED CONSOLIDATED FINANCIAL INFORMATION

        Unaudited interim consolidated financial information for the two years ended December 31, 2008 is summarized as follows:

(In millions except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Net sales	$963.4	$820.2	$948.6	$830.5
Total revenues	975.4	829.4	964.7	846.9
Gross profit	320.7	282.4	323.3	249.9
Operating income (loss) (1)	39.9	25.5	51.8	(848.6)
Income (loss) from continuing operations	19.5	10.6	26.3	(822.8)
Income (loss) from discontinued operations	-	-	1.0	(0.1)
Net income (loss)	19.5	10.6	27.3	(822.9)

Basic earnings (loss) per share from continuing operations	$0.23	$0.13	$0.32	$(10.08)
Basic earnings per share from discontinued operations	-	-	0.01	-
Basic earnings (loss) per share	0.23	0.13	0.33	(10.08)

Diluted earnings (loss) per share from continuing operations	$0.23	$0.13	$0.32	$(10.08)
Diluted earnings per share from discontinued operations	-	-	0.01	-
Diluted earnings (loss) per share	0.23	0.13	0.33	(10.08)

Dividends declared per share	$0.14	$0.14	$0.14	$0.14

2007
Net sales	$1,064.5	$894.5	$1,011.8	$822.4
Total revenues	1,078.5	903.9	1,027.6	838.5
Gross profit	365.1	290.2	326.5	257.6
Operating income (loss) (2)	83.2	(72.3)	59.2	(97.1)
Income (loss) from continuing operations (3)	44.4	(51.1)	138.4	(85.8)
Income (loss) from discontinued operations (4)	3.4	4.0	261.7	(4.0)
Net income (loss)	47.8	(47.1)	400.1	(89.8)

Basic earnings (loss) per share from continuing operations	$0.42	$(0.48)	$1.39	$(1.01)
Basic earnings per share from discontinued operations	0.03	0.04	2.62	(0.05)
Basic earnings (loss) per share	0.45	(0.44)	4.01	(1.06)

Diluted earnings (loss) per share from continuing operations	$0.41	$(0.48)	$1.37	$(1.01)
Diluted earnings per share from discontinued operations	0.03	0.04	2.60	(0.05)
Diluted earnings (loss) per share	0.44	(0.44)	3.97	(1.06)

Dividends declared per share	$0.14	$0.14	$0.14	$0.14

 Quarterly figures may not add to full year due to rounding.

(1)	Includes goodwill impairment of $813.2 million and trademark impairments of $25.2 million in the fourth fiscal quarter of 2008.
(2)	Includes trademark impairments of $80.5 million and $7.5 million in the third and fourth fiscal quarters of 2007, respectively, and goodwill impairment of $78.0 million in the fourth fiscal quarter of 2007.

(3)	Includes $107.7 million reversal of a deferred tax valuation allowance in the third fiscal quarter of 2007 previously created from capital loss carryforwards arising from the sale of our Polo Jeans Company business in 2006.

(4)	Includes $254.2 million from sale of Barneys in the third fiscal quarter of 2007.

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

        We have made changes to our internal controls and procedures over financial reporting to address the implementation of SAP, an enterprise resource planning ("ERP") system, which occurred during the fourth quarter of 2006. We began the process of implementing SAP throughout Jones Apparel Group, Inc. and our consolidated subsidiaries. SAP will integrate our operational and financial systems and expand the functionality of our financial reporting processes. During the fourth fiscal quarter of 2008, no additional businesses were converted to this system. We have adequately controlled the transition to the new processes and controls, with no negative impact to our internal control environment. We expect to roll out the implementation of this system to all locations over a multi-year period. As the phased roll out occurs, we will experience changes in internal control over financial reporting each quarter. We expect this ERP system to further advance our control environment by automating manual processes, improving management visibility and standardizing processes as its full capabilities are utilized.

Management's Annual Report on Internal Control Over Financial Reporting

        Management's report on Internal Control Over Financial reporting appears on page 50. Our independent registered public accounting firm, BDO Seidman, LLP, has issued an audit report on our internal control over financial reporting, which appears on page 51.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information about our directors appearing in the Proxy Statement under the caption "Election of Directors" is incorporated herein by reference.

        We have adopted a Code of Business Conduct and Ethics and a Code of Ethics for Senior Executive and Financial Officers, which applies to our Chief Executive Officer, Chief Financial Officer, Controller and other personnel performing similar functions. Both codes are posted on our website, www.jonesapparel.com under the "Our Company - Corporate Governance" caption. We intend to make all required disclosures regarding any amendment to, or a waiver of, a provision of the Code of Ethics for Senior Executive and Financial Officers by posting such information on our website.

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

Equity Compensation Plan Information

        The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2008. For further information, see "Stock Options and Restricted Stock" in Notes to Consolidated Financial Statements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	7,018,859	$32.73	4,225,559
Equity compensation plans not approved by security holders	--	--	--
Total	7,018,859	$32.73	4,225.559

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information appearing in the Proxy Statement under the caption "Fees Paid to Independent Registered Public Accountants" is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:
1.	Financial Statements.
The following financial statements are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2008 and 2007
Consolidated Statements of Operations - Years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Stockholders' Equity - Years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows - Years ended December 31, 2008, 2007 and 2006
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

February 17, 2009		JONES APPAREL GROUP, INC. (Registrant)
	By:	/s/ Wesley R. Card Wesley R. Card President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on this page to this Annual Report on Form 10-K for the year ended December 31, 2008 (the "Form 10-K") constitutes and appoints Wesley R. Card, John T. McClain and Ira M. Dansky, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Form 10-K, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and grants unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might and could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Wesley R. Card Wesley R. Card	President, Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2009
/s/ Sidney Kimmel Sidney Kimmel	Chairman and Director	February 17, 2009
/s/ John T. McClain John T. McClain	Chief Financial Officer (Principal Financial Officer)	February 17, 2009
/s/ Christopher R. Cade Christopher R. Cade	Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 17, 2009
/s/ Matthew H. Kamens Matthew H. Kamens	Director	February 17, 2009
/s/ J. Robert Kerrey J. Robert Kerrey	Director	February 17, 2009
/s/ Ann N. Reese Ann N. Reese	Director	February 17, 2009
/s/ Gerald C. Crotty Gerald C. Crotty	Director	February 17, 2009
/s/ Lowell W. Robinson Lowell W. Robinson	Director	February 17, 2009
/s/ Donna F. Zarcone Donna F. Zarcone	Director	February 17, 2009
/s/ Margaret H. Georgiadis Margaret H. Georgiadis	Director	February 17, 2009
/s/ Robert L. Mettler Robert L. Mettler	Director	February 17, 2009

INDEX TO FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm on Schedule II.

Schedule II.         Valuation and qualifying accounts

        Schedules other than those listed above have been omitted since the information is not applicable, not required or is included in the respective financial statements or notes thereto.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit[1]
2.1	Agreement and Plan of Merger dated September 10, 1998, among Jones Apparel Group, Inc., SAI Acquisition Corp., Sun Apparel, Inc. and the selling shareholders (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated September 24, 1998).
2.2	Agreement and Plan of Merger dated as of March 1, 1999, among Jones Apparel Group, Inc., Jill Acquisition Sub Inc. and Nine West Group Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated March 2, 1999).
2.3	Securities Purchase and Sale Agreement dated as of July 31, 2000, among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Victoria + Co Ltd. and the Shareholders and Warrantholders of Victoria + Co Ltd (incorporated by reference to Exhibit 2.1 of our Quarterly Report on Form 10-Q for the three months ended April 2, 2000).
2.4	Agreement and Plan of Merger dated as of April 13, 2001, among Jones Apparel Group, Inc., MCN Acquisition Corp. and McNaughton Apparel Group Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated April 13, 2001).
2.5	Purchase Agreement dated as of August 7, 2003 between Kasper A.S.L., Ltd. and Jones Apparel Group, Inc. (incorporated by reference to Exhibit 2.1 of our Quarterly Report on Form 10-Q for the nine months ended October 4, 2003).
2.6	Agreement and Plan of Merger dated as of June 18, 2004, among Jones Apparel Group, Inc., MSC Acquisition Corp. and Maxwell Shoe Company Inc. (incorporated by reference to Exhibit 99.D.3 of Amendment No. 16 to our Schedule TO dated June 21, 2004).
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the six months ended July 7, 2007).
4.1	Form of Certificate evidencing shares of common stock of Jones Apparel Group, Inc. (incorporated by reference to Exhibit 4.1 of our Shelf Registration Statement on Form S-3, filed on October 28, 1998 (Registration No. 333-66223)).
4.2	Exchange and Note Registration Rights Agreement dated June 15, 1999, among Jones Apparel Group, Inc., Bear, Stearns & Co. Inc., Chase Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney Inc., BancBoston Robertson Stephens Inc., Banc of America Securities LLC, ING Baring Furman Selz LLC, Lazard Freres & Co. LLC, Tucker Anthony Cleary Gull, Brean Murray & Co., Inc. and The Buckingham Research Group Incorporated (incorporated by reference to Exhibit 4.5 of our Quarterly Report on Form 10-Q for the six months ended July 4, 1999).

Exhibit No.	Description of Exhibit
4.3	Indenture dated as of November 22, 2004, among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Footwear Corporation and Jones Retail Corporation, as Issuers and SunTrust Bank, as Trustee, including Form of 4.250% Senior Notes due 2009, Form of 5.125% Senior Notes due 2014 and Form of 6.125% Senior Notes due 2034 (incorporated by reference to Exhibit 4.14 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004).
4.4	Form of Exchange and Note Registration Rights Agreement dated November 22, 2004 among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Footwear Corporation and Jones Retail Corporation, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Representatives of the Several Initial Purchasers listed in Schedule I thereto, with respect to 4.250% Senior Notes due 2009, 5.125% Senior Notes due 2014 and 6.125% Senior Notes due 2034 (incorporated by reference to Exhibit 4.15 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004).
4.5	First Supplemental Indenture dated as of December 31, 2006, by and among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Footwear Corporation, Jones Retail Corporation, Kasper, Ltd., as Issuers, and U.S. Bank National Association (as successor in interest to SunTrust Bank), as Trustee, relating to the 4.250% Senior Notes Due 2009, 5.125% Senior Notes due 2014 and 6.125% Senior Notes due 2034 (incorporated by reference to Exhibit 4.7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006).
10.1	1991 Stock Option Plan (incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S-1 filed on April 3, 1991 (Registration No. 33-39742)).+
10.2	1996 Stock Option Plan (incorporated by reference to Exhibit 10.33 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1996).+
10.3	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005).+
10.4	Form of Agreement Evidencing Stock Option Awards Under the 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004).+
10.5	Form of Agreement Evidencing Restricted Stock Awards Under the 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the three months ended April 2, 2005).+
10.6	Employment Agreement dated as of July 1, 2000, between Jones Apparel Group, Inc. and Sidney Kimmel (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the nine months ended October 1, 2000).+
10.7	Amended and Restated Employment Agreement dated March 11, 2002, between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the three months ended April 6, 2002).+
10.8	Amended and Restated Employment Agreement dated April 4, 2002, between Jones Apparel Group, Inc. and Ira M. Dansky (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the three months ended April 6, 2002).+
10.9	Buying Agency Agreement dated August 31, 2001, between Nine West Group Inc. and Bentley HSTE Far East Services Limited (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the nine months ended October 6, 2001).
10.10	Buying Agency Agreement dated November 30, 2001, between Nine West Group Inc. and Bentley HSTE Far East Services, Limited (incorporated by reference to Exhibit 10.22 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

Exhibit No.	Description of Exhibit
10.11	Amendment dated February 28, 2003 to the Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.22 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).+
10.12	Amendment dated February 28, 2003 to the Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Ira M. Dansky (incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).+
10.13	Amendment No. 2 dated March 8, 2006 to Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated March 8, 2006).+
10.14*	Jones Apparel Group, Inc. Deferred Compensation Plan for Outside Directors, as amended and restated.+
10.15	Form of Agreement Evidencing Restricted Stock Awards for Outside Directors Under the 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the three months ended April 2, 2005).+
10.16	Amended and Restated Five-Year Credit Agreement dated as of June 15, 2004, by and among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, Wachovia Bank, National Association, as Administrative Agent, Citibank, N.A. and JPMorgan Chase Bank, as Syndication Agents, and Bank of America, N.A., Barclays Bank PLC and Suntrust Bank as Documentation Agents (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the six months ended July 3, 2004).
10.17	Amendment to the Amended and Restated Five-Year Credit Agreement dated as of November 17, 2004 among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein and Wachovia Bank, National Association as agent for the Lenders (incorporated by reference to Exhibit 10.31 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004).
10.18	Amended and Restated Five-Year Credit Agreement dated as of May 16, 2005, by and among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Co-Lead Arrangers and Joint Bookrunners, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank and Citibank, N.A., as Syndication Agents, and Bank of America, N.A., Barclays Bank PLC and Suntrust Bank as Documentation Agents (incorporated by reference to Exhibit 10.26 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.19	Jones Apparel Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.32 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004).+
10.20	Amendment No. 3 dated April 17, 2007 to Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated April 17, 2007).+
10.21	Summary Sheet of Compensation of Non-Management Directors of Jones Apparel Group, Inc. (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 5, 2008).+
10.22	Jones Apparel Group, Inc. Severance Plan, as amended, and Summary Plan Description (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended October 4, 2008).+
10.23	Jones Apparel Group, Inc. 2007 Executive Annual Cash Incentive Plan (incorporated by reference to Annex C of our Proxy Statement for our 2007 Annual Meeting of Stockholders).+

Exhibit No.	Description of Exhibit
10.24	Stock Purchase Agreement dated June 22, 2007 among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Barneys New York, Inc., Istithmar Bentley Holding Co. and Istithmar Bentley Acquisition Co. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated June 22, 2007).
10.25	Amendment No. 4 dated July 12, 2007 to Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated July 11, 2007).+
10.26	Employment Agreement dated as of July 11, 2007 between Jones Apparel Group, Inc. and John T. McClain (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated July 11, 2007).+
10.27	Letter Amendment and Waiver dated July 27, 2007, by and among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein, and Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated July 27, 2007).
10.28	Letter Amendment and Waiver dated July 27, 2007, by and among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein, and Wachovia Bank, National Association, as Administrative Agent. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated July 27, 2007).
10.29	Amended and Restated Stock Purchase Agreement dated August 8, 2007 among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Barneys New York, Inc., Istithmar Bentley Holding Co. and Istithmar Bentley Acquisition Co. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated August 8, 2007).
10.30	Master Confirmation dated September 6, 2007 between Jones Apparel Group, Inc. and Goldman, Sachs & Co. relating to accelerated stock repurchase agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated September 6, 2007).
10.31	Supplemental Confirmation dated September 6, 2007 between Jones Apparel Group, Inc. and Goldman, Sachs & Co. relating to accelerated stock repurchase agreement (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated September 6, 2007).#
10.32	Amendment No. 2 dated December 10, 2007 to Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Ira M. Dansky (incorporated by reference to Exhibit 10.39 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007).+
10.33	Amended and Restated Employment Agreement dated February 20, 2008 between Nine West Footwear Corporation and Andrew Cohen (incorporated by reference to Exhibit 10.40 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007).+
10.34	Amendment No. 3 dated as of June 6, 2008 to the Amended and Restated Five- Year Credit Agreement dated as of June 15, 2004 by and among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein and Wachovia Bank, National Association, as agent for the Lenders (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated June 5, 2008).
10.35	Amendment No. 2 dated as of June 6, 2008 to the Amended and Restated Five- Year Credit Agreement dated as of May 16, 2005 by and among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein and Wachovia Bank, National Association, as agent for the Lenders (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated June 5, 2008).
10.36	Amendment No. 3 dated as of January 5, 2009 to the Amended and Restated Five- Year Credit Agreement dated as of May 16, 2005 by and among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein and Wachovia Bank, National Association, as agent for the Lenders (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated December 24, 2008).

Exhibit No.	Description of Exhibit
10.37	Security Agreement dated as of January 5, 2009 by and among Jones Apparel Group USA, Inc., the other Grantors referred to therein and Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated December 24, 2008).
10.38*	Assumption Agreement dated as of January 20, 2009 by and among Energie Knitwear, Inc., Jones Apparel Group Canada, LP, Jones Canada, Inc., Jones Apparel Group Canada ULC, Jones Investment Co. Inc., Jones Jeanswear Group, Inc., L.E.I. Group, Inc., Nine West Development Corporation, Victoria + Co. Ltd and Wachovia Bank, National Association, as Administrative Agent.
12*	Computation of Ratio of Earnings to Fixed Charges.
21*	List of Subsidiaries.
23*	Consent of BDO Seidman, LLP.
31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32[o]	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________________

1 Exhibits filed with Forms 10-K, 10-Q, 8-K or Schedule 14A of Jones Apparel Group, Inc. were filed under SEC File No. 001-10746.
* Filed herewith.
o Furnished herewith.
# Portions deleted pursuant to application for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.
+ Management contract or compensatory plan or arrangement.

BDO Seidman, LLP Accountants and Consultants	100 Park Ave New York, NY 10017 Telephone: (212) 885-8000 Fax: (212) 697-1299

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Jones Apparel Group, Inc.
New York, New York

The audits referred to in our report dated February 12, 2009 relating to the consolidated financial statements of Jones Apparel Group, Inc., which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

New York, New York
February 12, 2009

SCHEDULE II

JONES APPAREL GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In Millions)

Column A	Column B	Column C			Column D		Column E
Additions
	Balance at beginning of period	Charged against revenues or to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
Accounts receivable allowances
Allowance for doubtful accounts
For the year ended December 31:
2006 2007 2008	$ 5.1 2.5 2.0	$ (0.8) 0.2 10.3	$ - - (0.1)	(2)	$ 1.8 0.7 9.4	(1) (1) (1)	$ 2.5 2.0 2.8
Allowance for sales returns
For the year ended December 31:
2006 2007 2008	6.4 6.8 7.8	28.9 27.4 31.9	(0.5) 0.3 (0.4)	(2) (2) (2)	28.0 26.7 31.3	(3) (3) (3)	6.8 7.8 8.0
Allowance for sales discounts
For the year ended December 31:
2006 2007 2008	14.6 11.3 9.3	107.6 90.0 84.1	- - -		110.9 92.0 85.4	(3) (3) (3)	11.3 9.3 8.0
Allowance for co-op advertising
For the year ended December 31:
2006 2007 2008	10.8 10.0 9.4	23.2 25.7 26.2	(0.2) 0.1 (0.2)	(2) (2) (2)	23.8 26.4 26.8	(3) (3) (3)	10.0 9.4 8.6
Deferred tax valuation allowance
For the year ended December 31:
2006 2007 2008	9.2 112.4 5.2	112.4 1.2 -	- - -		9.2 108.4 -	(4) (4)	112.4 5.2 5.2
_________________________
(1)	Doubtful accounts written off against accounts receivable.
(2)	Represents effects of foreign currency translation.
(3)	Deductions taken by customers written off against accounts receivable.
(4)	Deferred tax asset written off against the deferred tax valuation allowance.