Form 10-Q
period 2009-04-04
JONES APPAREL GROUP INC
filed 2009-04-29
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock $.01 par value	Outstanding at April 28, 2009 85,397,567

JONES APPAREL GROUP, INC.

DEFINITIONS

        As used in this Report, unless the context requires otherwise, "our," "us" and "we" means Jones Apparel Group, Inc. and consolidated subsidiaries, "Barneys" means Barneys New York, Inc., "GRI" means GRI Group Limited, "McNaughton" means McNaughton Apparel Group, Inc., "Kasper" means Kasper, Ltd., "FASB" means the Financial Accounting Standards Board, "SFAS" means Statement of Financial Accounting Standards and "SEC" means the United States Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in millions, except per share data)

	April 4, 2009	April 5, 2008		December 31, 2008

ASSETS	(Unaudited )	(Unaudited	)
CURRENT ASSETS:
Cash and cash equivalents	$194.3	$199.6		$338.3
Accounts receivable	479.4	491.7		370.2
Inventories, primarily finished goods	473.9	464.6		509.5
Prepaid income taxes	11.7	6.7		16.9
Deferred taxes	29.6	30.4		28.0
Prepaid expenses and other current assets	47.4	51.3		42.6

TOTAL CURRENT ASSETS	1,236.3	1,244.3		1,305.5
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $470.1, $465.0 and $484.3	270.1	314.6		301.0
GOODWILL	160.7	973.9		160.7
OTHER INTANGIBLES, at cost, less accumulated amortization	590.3	617.4		590.8
DEFERRED TAXES	15.5	-		14.2
OTHER ASSETS	56.3	38.2		55.3

TOTAL ASSETS	$2,329.2	$3,188.4		$2,427.5

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$9.0	$-		$-
Current portion of long-term debt	250.0	-		250.0
Current portion of capital lease obligations	2.9	4.6		3.1
Accounts payable	149.6	178.3		231.4
Income taxes payable	-	21.1		0.1
Accrued employee compensation and benefits	23.8	25.9		30.0
Accrued restructuring and severance payments	9.1	21.0		13.0
Accrued expenses and other current liabilities	76.6	85.8		84.3

TOTAL CURRENT LIABILITIES	521.0	336.7		611.9

NONCURRENT LIABILITIES:
Long-term debt	499.5	749.4		499.5
Obligations under capital leases	28.8	27.4		29.4
Deferred taxes	-	4.0		-
Income taxes payable	21.2	-		20.8
Other	77.7	62.3		83.7

TOTAL NONCURRENT LIABILITIES	627.2	843.1		633.4

TOTAL LIABILITIES	1,148.2	1,179.8		1,245.3

COMMITMENTS AND CONTINGENCIES	-	-		-
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-	-		-
Common stock, $.01 par value - shares authorized 200.0; issued 156.8, 154.9 and 154.8	1.6	1.5		1.5
Additional paid-in capital	1,353.9	1,345.3		1,350.7
Retained earnings	1,664.1	2,488.3		1,668.0
Accumulated other comprehensive (loss) income	(12.3)	0.8		(11.7)
Treasury stock, 71.4, 68.3 and 71.4 shares, at cost	(1,826.3)	(1,827.3)		(1,826.3)

TOTAL STOCKHOLDERS' EQUITY	1,181.0	2,008.6		1,182.2

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,329.2	$3,188.4		$2,427.5

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Operations (Unaudited)
(All amounts in millions, except per share data)

	Fiscal Quarter Ended

	April 4, 2009	April 5, 2008

Net sales	$879.4	$963.4
Licensing income	11.5	11.5
Other revenues	0.2	0.5

Total revenues	891.1	975.4
Cost of goods sold	597.8	654.7

Gross profit	293.3	320.7
Selling, general and administrative expenses	279.6	280.8

Operating income	13.7	39.9
Interest income	0.9	2.5
Interest expense and financing costs	13.8	12.2
Gain on sale of interest in Australian joint venture	-	0.3
Equity in loss of unconsolidated affiliate	0.3	-

Income before provision for income taxes	0.5	30.5
Provision for income taxes	0.2	11.0

Net income	$0.3	$19.5

Earnings per common share
Basic	$0.00	$0.23
Diluted	0.00	0.23
Weighted average common shares and share equivalents outstanding
Basic	81.7	84.6
Diluted	81.7	84.6
Dividends declared per share	$0.05	$0.14

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)
(All amounts in millions, except per share data)

	Number of common shares outstanding	Total stock- holders' equity	Common stock	Additional paid-in capital	Retained earnings	Accumu- lated other compre- hensive income (loss)	Treasury stock

Balance, January 1, 2008	85.3	$1,996.8	$1.5	$1,339.7	$2,480.8	$2.1	$(1,827.3)
Fiscal quarter ended April 5, 2008:
Comprehensive income:
Net income	-	19.5	-	-	19.5	-	-
Change in fair value of cash flow hedges, net of $0.2 tax	-	0.4	-	-	-	0.4	-
Reclassification adjustment for hedge gains and losses included in net loss, net of $0.3 tax	-	0.3	-	-	-	0.3	-
Foreign currency translation adjustments	-	(2.0)	-	-	-	(2.0)	-

Total comprehensive income		18.2

Issuance of restricted stock to employees, net of forfeitures	1.3	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	6.9	-	6.9	-	-	-
Excess tax benefit derived from exercise of employee stock options and vesting of restricted stock	-	(1.3)	-	(1.3)	-	-	-
Dividends on common stock ($0.14 per share)	-	(12.0)	-	-	(12.0)	-	-

Balance, April 5, 2008	86.6	$2,008.6	$1.5	$1,345.3	$2,488.3	$0.8	$(1,827.3)

Balance, January 1, 2009	83.4	$1,182.2	$1.5	$1,350.7	$1,668.0	$(11.7)	$(1,826.3)
Fiscal quarter ended April 4, 2009:
Comprehensive loss:
Net income	-	0.3	-	-	0.3	-	-
Change in fair value of cash flow hedges	-	0.1	-	-	-	0.1	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.1 tax	-	(0.2)	-	-	-	(0.2)	-
Foreign currency translation adjustments	-	(0.5)	-	-	-	(0.5)	-

Total comprehensive loss		(0.3)

Issuance of restricted stock to employees, net of forfeitures	2.0	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	4.2	0.1	4.1	-	-	-
Excess tax benefit derived from vesting of restricted stock	-	(0.9)	-	(0.9)	-	-	-
Dividends on common stock ($0.05 per share)	-	(4.2)	-	-	(4.2)	-	-

Balance, April 4, 2009	85.4	$1,181.0	$1.6	$1,353.9	$1,664.1	$(12.3)	$(1,826.3)

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(All amounts in millions)

	Fiscal Quarter Ended

	April 4, 2009	April 5, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$0.3	$19.5

Adjustments to reconcile net income to net cash used in operating activities:
Amortization of employee stock options and restricted stock	4.2	6.9
Depreciation and other amortization	18.6	21.8
Impairment losses on property, plant and equipment	20.4	-
Gain on sale of interest in Australian joint venture	-	(0.3)
Equity in loss of unconsolidated affiliate	0.3	-
Provision for losses on accounts receivable	1.9	0.3
Deferred taxes	(3.0)	8.6
Other items, net	0.6	(0.6)
Changes in operating assets and liabilities:
Accounts receivable	(111.0)	(155.3)
Inventories	35.4	59.3
Prepaid expenses and other current assets	(4.9)	14.1
Other assets	(1.3)	(1.1)
Accounts payable	(81.7)	(45.0)
Income taxes payable/prepaid income taxes	4.6	22.9
Accrued expenses and other current liabilities	(17.7)	(13.2)
Other liabilities	(6.0)	(4.2)

Total adjustments	(139.6)	(85.8)

Net cash used in operating activities	(139.3)	(66.3)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8.3)	(22.5)
Proceeds from sale of interest in Australian joint venture	-	0.3

Net cash used in investing activities	(8.3)	(22.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings	9.0	-
Dividends paid	(4.2)	(12.0)
Principal payments on capital leases	(0.9)	(1.2)

Net cash provided by (used in) financing activities	3.9	(13.2)

EFFECT OF EXCHANGE RATES ON CASH	(0.3)	(1.5)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(144.0)	(103.2)
CASH AND CASH EQUIVALENTS, BEGINNING	338.3	302.8

CASH AND CASH EQUIVALENTS, ENDING	$194.3	$199.6

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

        In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to conform prior year data to the current presentation. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 2009.

ACCOUNTS RECEIVABLE

        Accounts receivable consist of the following:

(In millions)	April 4, 2009	April 5, 2008	December 31, 2008

Trade accounts receivable	$514.0	$531.5	$397.6
Allowances for doubtful accounts, returns, discounts and co-op advertising	(34.6)	(39.8)	(27.4)

	$479.4	$491.7	$370.2

        Due to our 10% ownership interest in GRI, GRI is deemed to be a related party. Included in accounts receivable are amounts due from GRI in the amount of $50.2 million, $21.2 million and $43.3 million at April 4, 2009, April 5, 2008 and December 31, 2008, respectively. Net revenues from GRI amounted to $12.3 million and $13.5 million for the fiscal quarters ended April 4, 2009 and April 5, 2008, respectively. On April 23, 2009, we converted $10.0 million of the outstanding GRI accounts receivable to a three-year interest-bearing convertible note. GRI has the option, during the 90-day period that begins when the audited financial statements for the GRI fiscal year ending January 31, 2011 become available (or such shorter period that ends on the maturity date of the note), to convert the note into common shares of GRI at a conversion rate based on the greater of eight times the net income of GRI for such fiscal year, or an appraised value.

ACCRUED RESTRUCTURING COSTS

Manufacturing Restructuring
        On September 12, 2006, we announced the closing of certain El Paso, Texas and Mexican operations related to the decision by Polo to discontinue the Polo Jeans Company product line (the "manufacturing restructuring"), which we produced for Polo subsequent to the sale of the Polo Jeans Company business to Polo in February 2006. In connection with the closings, we previously incurred $6.9 million of one-time termination benefits and associated employee costs for 1,838 employees and $1.0 million of other costs. The closings were substantially completed by the end of March 2007. On May 8, 2008, we sold the Mexican operations for $5.9 million, resulting in a gain of $0.2 million.

        The details of the manufacturing restructuring accruals are as follows:

(In millions)	One-time termination benefits	Other associated costs	Total manufacturing restructuring

Balance, January 1, 2008	$0.3	$0.9	$1.2
Payments and reductions	-	(0.1)	(0.1)

Balance, April 5, 2008	$0.3	$0.8	$1.1

Balance, January 1, 2009	$-	$0.1	$0.1
Payments and reductions	-	-	-

Balance, April 4, 2009	$-	$0.1	$0.1

        The net accruals of $1.1 million at April 5, 2008 and $0.1 million at April 4, 2009 are reported as accrued restructuring and severance payments.

Moderate Apparel Restructuring
        In connection with the exit from and reorganization of certain moderate apparel product lines, we decided to close certain New York offices, and on October 9, 2007, we announced the closing of warehouse facilities in Goose Creek, South Carolina. We previously recorded $7.4 million of one-time termination benefits and associated employee costs for approximately 440 employees and $0.9 million of lease obligations as selling, general and administrative expenses in our wholesale jeanswear segment. During the fiscal quarter ended April 4, 2009, we recorded $1.9 million of additional lease obligation costs as selling, general and administrative expenses in our wholesale jeanswear segment relating to one of the warehouse facilities. These closings were substantially complete by the end of February 2008.

        The details of the moderate apparel restructuring accruals are as follows:

(In millions)	One-time termination benefits	Lease obligations	Total moderate apparel restructuring

Balance, January 1, 2008	$5.7	$-	$5.7
Additions	0.1	-	0.1
Payments and reductions	(3.5)	-	(3.5)

Balance, April 5, 2008	$2.3	$-	$2.3

Balance, January 1, 2009	$0.9	$0.3	$1.2
Additions	-	1.9	1.9
Payments and reductions	(0.2)	(0.4)	(0.6)

Balance, April 4, 2009	$0.7	$1.8	$2.5

        During the fiscal quarters ended April 5, 2008 and April 4, 2009, $3.5 million and $0.2 million of the termination benefits accrual were utilized (relating to partial or full severance for 310 employees and one employee, respectively). The net accrual of $2.3 million at April 5, 2008 is reported as accrued restructuring and severance payments. The net accrual of $2.5 million at April 4, 2009 is reported as $1.8 million of accrued restructuring and severance payments and $0.7 million of other noncurrent liabilities.

Other Restructurings
        In 2007, we discontinued our Anne Klein Accessories retail concept. We accrued $0.1 million of one-time termination benefits and associated employee costs in 2007 for 26 employees. These amounts were paid during the fiscal quarter ended April 5, 2008.

        We began 2009 with 1,017 retail locations. During the fiscal quarter ended April 4, 2009, we decided to close approximately 225 underperforming retail locations by the end of 2010, of which 17 closed during the quarter. We accrued $3.1 million of termination benefits and associated employee costs for approximately 1,075 employees, including both store employees and administrative support personnel. We also recorded $20.4 million of impairment losses on leasehold improvements and furniture and fixtures located in the stores to be closed. These costs are reported as selling, general and administrative expenses in the retail segment.

        On October 17, 2007, we announced the closing of warehouse facilities in Edison, New Jersey. In connection with the closing, we accrued $2.6 million of one-time termination benefits and associated employee costs for 158 employees. These costs are reported as selling, general and administrative expenses in the wholesale jeanswear segment. The closing was substantially complete by the end of June 2008.

        The details of these restructuring accruals are as follows:

(In millions)	Retail stores	Edison warehouse

Balance, January 1, 2008	$0.1	$2.8
Additions	-	0.5
Payments and reductions	(0.1)	-

Balance, April 5, 2008	$-	$3.3

Balance, January 1, 2009	$-	$0.4
Additions	3.1	-
Payments and reductions	(0.7)	(0.4)

Balance, April 4, 2009	$2.4	$-

        During the fiscal quarters ended April 5, 2008 and April 4, 2009, $0.1 million and $0.7 million of the retail store termination benefits accrual were utilized (relating to partial or full severance for 26 and 45 employees, respectively). The net accrual of $3.3 million at April 5, 2008 is reported as accrued restructuring and severance payments. The net accrual of $2.4 million at April 4, 2009 is reported as $1.5 million of accrued restructuring and severance payments and $0.9 million of other noncurrent liabilities.

Acquisition Restructurings
        In connection with the acquisitions of McNaughton and Kasper, we assessed and formulated plans to restructure certain operations of each company to eliminate unprofitable or marginally profitable lines of business and reduce overhead expenses. These costs were reported as a component of goodwill.

        The details of the remaining acquisition restructuring accruals are as follows:

(In millions)	One-time termination benefits	Other costs	Total acquisition restructuring

Balance, January 1, 2008	$0.1	$1.1	$1.2
Payments and reductions		(0.1)	(0.1)

Balance, April 5, 2008	$0.1	$1.0	$1.1

Balance, January 1, 2009	$-	$0.8	$0.8
Payments and reductions	-	(0.1)	(0.1)

Balance, April 4, 2009	$-	$0.7	$0.7

        The net accrual of $1.1 million at April 5, 2008 is reported as $0.1 million of accrued restructuring and severance payments and $1.0 million of other noncurrent liabilities. The net accrual of $0.7 million at April 4, 2009 is reported as other noncurrent liabilities.

FAIR VALUES

        SFAS No. 157, "Fair Value Measurements," defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework, creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements, and details the disclosures that are required for items measured at fair value. We currently do not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis. Under SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," entities are permitted to choose to measure many financial instruments and certain other items at fair value. We did not elect the fair value measurement option under SFAS No. 159 for any of our financial assets or liabilities.

        We have several financial instruments that must be measured under the fair value standard, including derivatives, the assets and liabilities of the Jones Apparel Group, Inc. Deferred Compensation Plan (the "Rabbi Trust") and deferred director fees that are valued based on the quoted market price of our common stock. Our financial assets and liabilities are to be measured using inputs from the three levels of the fair value hierarchy, which are as follows:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis at April 5, 2008 and April 4, 2009.

(In millions) Description	Classification	Value at April 5, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Rabbi Trust assets	Other current assets	$8.9	$8.9	$-	$-

	Total assets	$8.9	$8.9	$-	$-

Rabbi Trust liabilities	Accrued employee compensation and benefits	$8.9	$8.9	$-	$-
Derivatives	Accrued expenses and other current liabilities	0.6	-	0.6	-
Deferred director fees	Accrued expenses and other current liabilities	0.4	0.4	-	-

	Total liabilities	$9.9	$9.3	$0.6	$-

(In millions) Description	Classification	Value at April 4, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Rabbi Trust assets	Other current assets	$6.0	$6.0	$-	$-

	Total assets	$6.0	$6.0	$-	$-

Rabbi Trust liabilities	Accrued employee compensation and benefits	$6.0	$6.0	$-	$-
Deferred director fees	Accrued expenses and other current liabilities	0.3	0.3	-	-

	Total liabilities	$6.3	$6.3	$-	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        In accordance with the fair value hierarchy described above, the following table shows the fair value of our non-financial assets and liabilities that were required to be measured at fair value on a nonrecurring basis at April 4, 2009, and the total losses recorded as a result of the remeasurement process.

(In millions)		Fair Value Measurements Using

Description	Value at April 4, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total losses recorded for the Fiscal Quarter Ended April 4, 2009

Property and equipment	$-	$-	$-	$-	$20.4

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," property and equipment utilized in our retail operations with a carrying amount of $20.4 million were written down to a fair value of zero, which was recorded as a selling, general and administrative expense in the retail segment. We consider long-term assets utilized in a retail location to be impaired when a pattern of operating losses at the location indicate that future operating losses are probable and that the resulting cash flows will not be sufficient to recover the carrying value of the associated long-term assets.

Financial Instruments

        At April 4, 2009 and April 5, 2008, the fair values of cash and cash equivalents, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

(In millions)	April 4, 2009		April 5, 2008

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$749.5	$542.5	$749.4	$614.1
Foreign currency exchange contracts, net asset (liability)	-	-	(0.6)	(0.6)

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

SHORT-TERM BORROWINGS

        We participate in computerized payable settlement arrangements with certain independent contractors and third-party intermediaries. The arrangements provide that, at the independent contractor's request, the third-party intermediary advances the amount of the scheduled payment to the contractor, less an appropriate discount, before the scheduled payment date. We make payment to the third-party intermediary on the date stipulated in accordance with the commercial terms negotiated with our independent contractors. Amounts that will be paid to the third-party intermediaries that have been advanced at the contractor's request are classified as short-term borrowings. Imputed interest on the borrowings was insignificant for reclassification to interest expense. The change in the amounts outstanding is reported as cash provided from financing activities on the consolidated statement of cash flows.

CREDIT FACILITIES

        Prior to January 5, 2009, we had a revolving credit agreement with several lending institutions to borrow an aggregate principal amount of up to $750 million. This agreement, which expires in May 2010, can be used for letters of credit or cash borrowings. On December 24, 2008, we announced that, effective as of January 5, 2009, we amended this facility to reduce the aggregate commitment to $600 million, increase the fees and interest rates, modify certain covenants and provide collateral for borrowings. Otherwise, the terms and conditions of the credit facility remained substantially unchanged.

        Up to $450 million of the amended facility is available for the issuance of trade and standby letters of credit, and cash borrowings are limited to the lesser of (a) $400 million less amounts owed to the lending institutions or their administrative agent under hedging agreements, treasury management services agreements, open account agreements, letters of credit (other than those issued under the facility) and other funded loans (the "Additional Secured Agreements") and (b) the maximum amount of obligations permitted to be secured pursuant to the Indenture dated November 22, 2004 (relating to our outstanding Senior Notes) without any requirement to equally and ratably secure such Senior Notes. Borrowings under the amended revolving credit facility may be used to refinance existing indebtedness, for working capital needs and for other general corporate purposes, including acquisitions. Cash borrowings under the amended revolving credit facility and obligations under the Additional Secured Agreements are secured by inventory and receivables of Jones USA and certain of its affiliates, as well as the proceeds of such inventory and receivables, but only to the extent that the grant of that security would not require the Senior Notes issued under the Indenture to be equally and ratably secured by that collateral.

        The amended revolving credit agreement requires us to satisfy a minimum Interest Coverage Ratio, a maximum Covenant Debt to EBITDA Ratio and a minimum Asset Coverage Ratio (each as defined in the amended facility expiring on May 16, 2010), and contains covenants limiting our ability to (1) incur debt and guaranty obligations, (2) incur liens, (3) make loans, advances, investments and acquisitions, (4) merge or liquidate, (5) sell or transfer assets, (6) pay dividends, repurchase shares, or make distributions to stockholders, (7) engage in transactions with affiliates and (8) make capital expenditures. At April 4, 2009, we were in compliance with all covenants under the facility.

        At April 4, 2009, $90.6 million of letters of credit and no cash borrowings were outstanding under the revolving credit facility. The estimated maximum amount of cash borrowings that was available to us on that date was $391.0 million. At April 4, 2009, we also had a C$10.0 million unsecured line of credit in Canada, under which C$0.2 million of letters of credit were outstanding.

        In May 2009, we expect to replace our amended revolving credit facility and our C$10.0 million unsecured line of credit in Canada with a new three-year secured revolving credit agreement (the "New Credit Facility"). We have received $600 million in commitments from lenders so far, and may request an increase of up to $50 million in the size of the New Credit Facility by obtaining additional commitments from lenders under the New Credit Facility or from other entities with the consent of the administrative agent. Under the New Credit Facility, up to the entire amount of the facility will be available for cash borrowings, with up to $400 million (assuming the overall size of the New Credit Facility is $600 million) available for trade letters of credit and up to $50 million (assuming the overall size of the New Credit Facility is $600 million) for standby letters of credit, and a subfacility available to our Canadian subsidiaries of up to $25 million for letters of credit and borrowings. Borrowings under the New Credit Facility may be used to refinance existing indebtedness, to repay the 2009 Notes, and for general corporate purposes in the ordinary course of business. Such borrowings will bear interest either based on the alternate base rate, as defined in the New Credit Facility, or based on Eurocurrency rates, each with a margin that depends on the availability remaining under the New Credit Facility. The New Credit Facility contains customary events of default.

        Availability under the New Credit Facility will be determined in reference to a borrowing base consisting of a percentage of eligible accounts receivable, credit card receivables, inventory and licensee receivables, minus reserves determined by the joint collateral agents. If availability under the New Credit Facility falls below a certain level, we will be required to comply with a minimum fixed charge coverage ratio. The New Credit Facility also contains affirmative and negative covenants that, among other things, will limit or restrict our ability to (1) incur indebtedness, (2) create liens, (3) merge, consolidate, liquidate or dissolve, (4) make investments (including acquisitions), loans or advances, (5) sell assets, (6) enter into sale and leaseback transactions, (7) enter into swap agreements, (8) make certain restricted payments (including dividends and other payments in respect of capital stock), (9) enter into transactions with affiliates, (10) enter into restrictive agreements, and (11) amend material documents. The New Credit Facility will be secured by a first priority lien on substantially all of our personal property.

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

        The following summarizes the U.S. Dollar notional amount and the fair value of our Canadian foreign currency forward exchange contracts, which are classified as cash flow hedges under SFAS 133. The contracts outstanding at April 4, 2009 mature at various dates through September 30, 2009.

(In millions)	April 4, 2009		April 5, 2008

	Notional amount	Fair value	Notional amount	Fair value - other current liabilities
Canadian Dollar - U.S. Dollar	$6.7	$-	$17.9	$0.6

        The effect of our cash flow hedges on the statement of operations was as follows:

(In millions)	Amount of Pretax Gain (Loss) Recognized in Other Comprehensive Income			Amount of Pretax Gain (Loss) Reclassified from Other Comprehensive Income into Income

Derivative type	Fiscal Quarter Ended April 4, 2009	Fiscal Quarter Ended April 5, 2008	Location of Pretax Gain (Loss) Reclassified from Other Comprehensive Income into Income	Fiscal Quarter Ended April 4, 2009	Fiscal Quarter Ended April 5, 2008

Foreign exchange contracts	$0.1	$0.6	Cost of sales	$0.3	$(0.6)

        Since the derivatives we use in our risk management strategies are highly effective hedges because all the critical terms of the derivative instruments match those of the hedged item, we record no ineffectiveness related to our cash flow hedges. If foreign currency exchange rates do not change from their April 4, 2009 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months will not be material. The actual amounts that will be reclassified to earnings over the next 12 months could vary, however, as a result of changes in market conditions.

EARNINGS PER SHARE

        In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("EITF 03-6-1"), which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, "Earnings per Share." This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data). The adoption of this Staff Position required us to allocate a portion of net income to the unvested restricted shares held by our employees and directors, which are classified as participating securities under EITF 03-6-1. Prior period earnings per share figures have been restated to conform to this presentation.

        The computation of basic and diluted earnings per share under the two-class method is as follows:

Fiscal Quarter Ended	April 4, 2009	April 5, 2008

(In millions except per share amounts)

Net income	$0.3	$19.5
Less: income allocated to participating securities	-	(0.3)

Income available to common stockholders	$0.3	$19.2

Weighted-average common shares outstanding - basic	81.7	84.6
Effect of dilutive employee stock options	-	-

Weighted-average common shares and share equivalents outstanding - diluted	81.7	84.6

Earnings per share - basic	$0.00	$0.23
Earnings per share - diluted	0.00	0.23

STATEMENT OF CASH FLOWS

Fiscal Quarter Ended	April 4, 2009	April 5, 2008

(In millions)
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$1.6	$1.7
Net income tax refunds	(2.1)	(21.9)

Supplemental disclosures of non-cash investing and financing activities:
Restricted stock issued to employees	7.0	20.2

JOINT VENTURES

        We had a 50% ownership interest in a joint venture with Sutton Development Pty. Ltd. ("Sutton") to operate retail locations in Australia, which operated under the name Nine West Australia Pty Ltd. We sold our interest in this joint venture to Sutton on December 3, 2007 for $20.7 million, which resulted in a pre-tax gain of $8.2 million. The sales price was subject to certain working capital adjustments, which resulted in additional sales proceeds and pre-tax gain of $0.3 million in the fiscal quarter ended April 5, 2008.

PENSION PLANS

Components of Net Periodic Benefit Cost

(In millions)	Fiscal Quarter Ended

	April 4, 2009	April 5, 2008

Interest cost	$0.7	$0.7
Expected return on plan assets	(0.6)	(0.7)
Amortization of net loss	0.4	0.2

Net periodic benefit cost	$0.5	$0.2

Employer Contributions

        During the fiscal quarter ended April 4, 2009, we did not make any contributions to our defined benefit pension plans. We anticipate contributing $5.8 million during 2009.

        We previously participated in a multi-employer defined benefit plan that covered union employees at a distribution center that has been closed. As a result of closing this facility, in March 2009 we paid a partial withdrawal liability payment of $2.4 million.

SEGMENT INFORMATION

        We identify operating segments based on, among other things, differences in products sold and the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operations are comprised of four reportable segments: wholesale better apparel, wholesale jeanswear, wholesale footwear and accessories, and retail. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores and our own retail stores, the retail segment includes operations by our own stores and e-commerce web sites, and income and expenses related to trademarks, licenses and general corporate functions are reported under "licensing, other and eliminations." We define segment profit as operating income before net interest expense, goodwill impairment charges, gains or losses on sales of subsidiaries, equity in earnings of unconsolidated affiliates and income taxes. Summarized below are our revenues and income by reportable segment for the fiscal quarters ended April 4, 2009 and April 5, 2008. We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating profit and other financial information shown below.

(In millions)	Wholesale Better Apparel	Wholesale Jeanswear	Wholesale Footwear & Accessories	Retail	Licensing, Other & Eliminations	Consolidated

For the fiscal quarter ended April 4, 2009
Revenues from external customers	$291.8	$228.2	$218.4	$141.2	$11.5	$891.1
Intersegment revenues	39.2	1.0	18.5	-	(58.7)	-

Total revenues	331.0	229.2	236.9	141.2	(47.2)	891.1

Segment income (loss)	$49.6	$17.3	$15.9	$(58.4)	$(10.7)	13.7

Net interest expense						(12.9)
Equity in loss of unconsolidated affiliate						(0.3)

Income before provision for income taxes						$0.5

For the fiscal quarter ended April 5, 2008
Revenues from external customers	331.5	220.6	252.5	158.9	11.9	975.4
Intersegment revenues	39.8	1.1	20.4	-	(61.3)	-

Total revenues	371.3	221.7	272.9	158.9	(49.4)	975.4

Segment income (loss)	$59.3	$4.4	$22.6	$(24.8)	$(21.6)	39.9

Net interest expense						(9.7)
Gain on sale of interest in Australian joint venture						0.3

Income before provision for income taxes						$30.5

SUPPLEMENTAL CONDENSED FINANCIAL INFORMATION

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

Condensed Consolidating Balance Sheets
(In millions)

	April 4, 2009				December 31, 2008
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$192.9	$1.4	$-	$194.3	$318.4	$19.9	$-	$338.3
Accounts receivable	306.6	172.8	-	479.4	219.7	150.5	-	370.2
Inventories	308.9	165.0	-	473.9	339.3	170.6	(0.4)	509.5
Prepaid and refundable income taxes	3.5	0.2	8.0	11.7	15.0	0.2	1.7	16.9
Deferred taxes	15.0	15.8	(1.2)	29.6	12.5	16.7	(1.2)	28.0
Prepaid expenses and other current assets	40.2	7.2	-	47.4	34.7	7.9	-	42.6

TOTAL CURRENT ASSETS	867.1	362.4	6.8	1,236.3	939.6	365.8	0.1	1,305.5

Property, plant and equipment - net	110.0	160.1	-	270.1	135.4	165.6	-	301.0
Due from affiliates	-	1,168.2	(1,168.2)	-	-	1,154.6	(1,154.6)	-
Goodwill	160.7	-	-	160.7	160.7	-	-	160.7
Other intangibles - net	0.5	589.8	-	590.3	0.5	590.3	-	590.8
Deferred taxes	80.0	-	(64.5)	15.5	73.7	-	(59.5)	14.2
Investments in subsidiaries	1,895.9	-	(1,895.9)	-	1,866.2	-	(1,866.2)	-
Other assets	26.4	30.1	(0.2)	56.3	25.9	29.6	(0.2)	55.3

TOTAL ASSETS	$3,140.6	$2,310.6	$(3,122.0)	$2,329.2	$3,202.0	$2,305.9	$(3,080.4)	$2,427.5

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$9.0	$-	$-	$9.0	$-	$-	$-	$-
Current portion of long-term debt	250.0	-	-	250.0	250.0	-	-	250.0
Current portion of capital lease obligations	-	2.9	-	2.9	-	3.1	-	3.1
Accounts payable	96.5	53.1	-	149.6	160.4	71.0	-	231.4
Income taxes payable	-	10.0	(10.0)	-	-	19.5	(19.4)	0.1
Deferred taxes	-	1.2	(1.2)	-	-	1.3	(1.3)	-
Accrued expenses and other current liabilities	70.6	38.9	-	109.5	85.7	41.6	-	127.3

TOTAL CURRENT LIABILITIES	426.1	106.1	(11.2)	521.0	496.1	136.5	(20.7)	611.9

NONCURRENT LIABILITIES:
Long-term debt	499.5	-	-	499.5	499.5	-	-	499.5
Obligations under capital leases	-	28.8	-	28.8	-	29.4	-	29.4
Deferred taxes	-	52.1	(52.1)	-	-	47.1	(47.1)	-
Income taxes payable	15.9	5.3	-	21.2	15.6	5.2	-	20.8
Due to affiliates	1,168.2	-	(1,168.2)	-	1,154.6	-	(1,154.6)	-
Other	59.7	18.0	-	77.7	66.8	16.9	-	83.7

TOTAL NONCURRENT LIABILITIES	1,743.3	104.2	(1,220.3)	627.2	1,736.5	98.6	(1,201.7)	633.4

TOTAL LIABILITIES	2,169.4	210.3	(1,231.5)	1,148.2	2,232.6	235.1	(1,222.4)	1,245.3

STOCKHOLDERS' EQUITY:
Common stock and additional paid-in capital	1,355.5	1,706.7	(1,706.7)	1,355.5	1,352.2	1,706.8	(1,706.8)	1,352.2
Retained earnings	1,454.3	395.8	(186.0)	1,664.1	1,455.2	365.7	(152.9)	1,668.0
Accumulated other comprehensive loss	(12.3)	(2.2)	2.2	(12.3)	(11.7)	(1.7)	1.7	(11.7)
Treasury stock	(1,826.3)	-	-	(1,826.3)	(1,826.3)	-	-	(1,826.3)

TOTAL STOCKHOLDERS' EQUITY	971.2	2,100.3	(1,890.5)	1,181.0	969.4	2,070.8	(1,858.0)	1,182.2

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,140.6	$2,310.6	$(3,122.0)	$2,329.2	$3,202.0	$2,305.9	$(3,080.4)	$2,427.5

Condensed Consolidating Statements of Operations
(In millions)

	Fiscal Quarter Ended April 4, 2009				Fiscal Quarter Ended April 5, 2008

	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated

Net sales	$628.1	$255.1	$(3.8)	$879.4	$712.1	$255.8	$(4.5)	$963.4
Licensing income	-	11.5	-	11.5	-	11.5	-	11.5
Other revenues	0.2	-	-	0.2	0.2	0.3	-	0.5

Total revenues	628.3	266.6	(3.8)	891.1	712.3	267.6	(4.5)	975.4
Cost of goods sold	411.2	188.6	(2.0)	597.8	472.0	188.2	(5.5)	654.7

Gross profit	217.1	78.0	(1.8)	293.3	240.3	79.4	1.0	320.7
Selling, general and administrative expenses	249.4	32.9	(2.7)	279.6	237.8	46.2	(3.2)	280.8

Operating (loss) income	(32.3)	45.1	0.9	13.7	2.5	33.2	4.2	39.9
Net interest expense (income) and financing costs	14.2	(1.3)	-	12.9	13.1	(3.4)	-	9.7
Gain on sale of interest in Australian joint venture	-	-	-	-	-	0.3	-	0.3
Equity in loss of unconsolidated affiliate	-	0.3	-	0.3	-	-	-	-

(Loss) income before (benefit) provision for income taxes and equity in earnings of subsidiaries	(46.5)	46.1	0.9	0.5	(10.6)	36.9	4.2	30.5
(Benefit) provision for income taxes	(19.0)	16.0	3.2	0.2	0.8	11.9	(1.7)	11.0
Equity in earnings of subsidiaries	30.7	-	(30.7)	-	30.3	-	(30.3)	-

Net income	$3.2	$30.1	$(33.0)	$0.3	$18.9	$25.0	$(24.4)	$19.5

Condensed Consolidating Statements of Cash Flows
(In millions)

	Fiscal Quarter Ended April 4, 2009					Fiscal Quarter Ended April 5, 2008

	Issuers	Others		Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated

Net cash (used in) provided by operating activities	$(125.5)	$(13.8)	$	$ -	$(139.3)	$(74.0)	$7.7	$-	$(66.3)

Cash flows from investing activities:
Capital expenditures	(4.8)	(3.5)		-	(8.3)	(11.9)	(10.6)	-	(22.5)
Net proceeds from sale of interest in Australian joint venture	-	-		-	-	-	0.3	-	0.3

Net cash used in investing activities	(4.8)	(3.5)		-	(8.3)	(11.9)	(10.3)	-	(22.2)

Cash flows from financing activities:
Net increase in short-term borrowings	9.0	-		-	9.0	-	-	-	-
Dividends paid	(4.2)	-		-	(4.2)	(12.0)	-	-	(12.0)
Principal payments on capital leases	-	(0.9)		-	(0.9)	(0.2)	(1.0)	-	(1.2)

Net cash provided by (used in) financing activities	4.8	(0.9)		-	3.9	(12.2)	(1.0)	-	(13.2)

Effect of exchange rates on cash	-	(0.3)		-	(0.3)	(0.2)	(1.3)	-	(1.5)

Net decrease in cash and cash equivalents	(125.5)	(18.5)		-	(144.0)	(98.3)	(4.9)	-	(103.2)
Cash and cash equivalents, beginning	318.4	19.9		-	338.3	264.0	38.8	-	302.8

Cash and cash equivalents, ending	$192.9	$1.4		$-	$194.3	$165.7	$33.9	$-	$199.6

SUBSEQUENT EVENTS

        On April 1, 2009, we commenced a cash tender offer to purchase any and all of our outstanding 4.250% Senior Notes due 2009 (the "2009 Notes"), as well as a consent solicitation to amend the indenture (the "Indenture") governing our outstanding 2009 Notes, our 5.125% Senior Notes due 2014 and our 6.125% Senior Notes due 2034 (collectively, the "Notes"). The purpose of the consent solicitation was to receive the consent of holders of at least a majority in principal amount of the Notes outstanding (the "Required Consents") for proposed amendments to the Indenture to provide for a carveout to the lien covenant, for liens incurred in connection with the new senior secured credit facility described above (the "Amendments"). We received the Required Consents on April 15, 2009; consequently, the Amendments will become operative upon payment of the consent fee to each validly consenting holder of the Notes, and will be binding on all holders, including non-consenting holders of Notes. The tender offer will expire in early May 2009. The consideration for each $1,000 principal amount of 2009 Notes validly tendered and not withdrawn pursuant to the tender offer will be $980, and the consideration for each $1,000 principal amount of Notes with respect to which holders validly delivered and did not revoke their consent pursuant to the consent solicitation will be $20.00.

NEW ACCOUNTING STANDARDS

        In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This Staff Position is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

        In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This Staff Position is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this Staff Position did not have a material effect on our operations.

        We have elected to adopt both Staff Positions as of April 4, 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion provides information and analysis of our results of operations for the 14 week periods ended April 4, 2009 (hereinafter referred to as the "first fiscal quarter of 2009") and April 5, 2008 (hereinafter referred to as the "first fiscal quarter of 2008") and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

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

During 2009 to date, the following significant events took place:

  as a result of the amendments to our revolving credit facility expiring on May 16, 2010, Standard & Poor's downgraded our senior unsecured debt ratings from BB- to B+ on January 6, 2009, and Moody's downgraded our senior unsecured debt ratings from Ba2 to Ba3 on January 8, 2009;
  on April 1, 2009, we commenced a cash tender offer to purchase any and all of our outstanding 4.250% Senior Notes due 2009 (the "2009 Notes"), as well as a consent solicitation to amend the indenture governing our 2009 Notes, our 5.125% Senior Notes due 2014 and our 6.125% Senior Notes due 2034;
  we have decided to close approximately 225 underperforming retail stores by December 31, 2010;
  on April 2, 2009, we announced the launch of our www.anneklein.com e-commerce web site; and
  on April 16, 2009, we announced the launch of the Rachel Rachel Roy collection of affordable contemporary sportswear, footwear and accessories, that will debut in August 2009 exclusively at select Macy's Inc. stores nationwide and on www.macys.com.

Retail store closings

        We began 2009 with 1,017 retail locations. During the fiscal quarter ended April 4, 2009, we decided to close approximately 225 underperforming retail locations by the end of 2010, of which 17 closed during the quarter. We accrued $3.1 million of termination benefits and associated employee costs for approximately 1,050 employees, including both store employees and administrative support personnel. In connection with our decision to close these stores, we reviewed them for impairments in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As a result of this review, we recorded $20.4 million of impairment losses on leasehold improvements and furniture and fixtures located in the stores to be closed. These costs are reported as selling, general and administrative expenses in the retail segment.

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

        We test our goodwill and our trademarks for impairment on an annual basis (during our fourth fiscal quarter) and between annual tests if an event occurs or circumstances change that would reduce the fair value of an asset below its carrying value. These tests utilize discounted cash flow models to estimate fair values. These cash flow models involve several assumptions. Changes in our assumptions could materially impact our fair value estimates, and material impairment losses could result where the estimated fair values of these assets become less than their carrying amounts. Assumptions critical to our fair value estimates are: (i) discount rates used to derive the present value factors used in determining the fair value of the reporting units and trademarks; (ii) royalty rates used in our trademark valuations; (iii) projected average revenue growth rates used in the reporting unit and trademark models; and (iv) projected long-term growth rates used in the derivation of terminal values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances. Upon our decision to close approximately 225 of our retail stores, we tested our retail segment goodwill and our trademarks for impairment. No impairment charges resulted from these tests.

Results of Operations

Statements of Operations Stated in Dollars and as a Percentage of Total Revenues
(In millions)	Fiscal Quarter Ended
	April 4, 2009		April 5, 2008
Net sales	$879.4	98.7%	$963.4	98.8%
Licensing income	11.5	1.3	11.5	1.2
Other revenues	0.2	0.0	0.5	0.1

Total revenues	891.1	100.0	975.4	100.0
Cost of goods sold	597.8	67.1	654.7	67.1

Gross profit	293.3	32.9	320.7	32.9
Selling, general and administrative expenses	279.6	31.4	280.8	28.8

Operating income	13.7	1.5	39.9	4.1
Net interest expense and financing costs	12.9	1.4	9.7	1.0
Gain on sale of interest in Australian joint venture	-	-	0.3	0.0
Equity in loss of unconsolidated affiliate	0.3	0.0	-	-

Income before provision for income taxes	0.5	0.1	30.5	3.1
Provision for income taxes	0.2	0.0	11.0	1.1

Net income	$0.3	0.0%	$19.5	2.0%

Percentage totals may not add due to rounding.

Fiscal Quarter Ended April 4, 2009 Compared to Fiscal Quarter Ended April 5, 2008

        Revenues. Total revenues for the first fiscal quarter of 2009 were $891.1 million, compared with $975.4 million for the first fiscal quarter of 2008, a decrease of 8.6%. Revenues by segment were as follows:

(In millions)	First Fiscal Quarter of 2009	First Fiscal Quarter of 2008	Increase (Decrease )	Percent Change
Wholesale better apparel	$291.8	$331.5	$(39.7)	(12.0%	)
Wholesale jeanswear	228.2	220.6	7.6	3.4%
Wholesale footwear and accessories	218.4	252.5	(34.1)	(13.5%	)
Retail	141.2	158.9	(17.7)	(11.1%	)
Licensing and other	11.5	11.9	(0.4)	(3.4%	)

Total revenues	$891.1	$975.4	$(84.3)	(8.6%	)

        Wholesale better apparel revenues decreased $39.7 million, primarily due to reduced shipments of our Anne Klein, Jones New York Sport, Jones New York and Nine West products due to decreased consumer spending as a result of the general economic downturn, although we experienced decreased orders for nearly all better apparel product lines. Shipments of our Evan Picone suit and dress products increased based on the performance of these brands at retail.

        Wholesale jeanswear revenues increased $7.6 million. Shipments of our l.e.i. products to Wal-Mart Stores Inc. ("Walmart") were partially offset by reduced shipments of our Energie product line as a result of the general economic downturn and a $15.4 million reduction of shipments of product lines that we are discontinuing due to low long-term growth potential (including Jeanstar, Erika, Behold, Grane Girl and Code of Ethics).

        Wholesale footwear and accessories revenues decreased $34.1 million. We experienced decreased orders for nearly all our footwear, handbag and accessories products due to decreased consumer spending as a result of the general economic downturn and $4.9 million of lost revenues due to the bankruptcy of several significant customers during the second half of 2008. We also experienced a reduction in sales in our international business due to the global economic conditions in Asia, Canada, Turkey and the bankruptcy of our United Kingdom licensee.

        Retail revenues decreased $17.7 million, primarily due to a 10.6% decline in comparable store sales ($14.6 million) resulting from decreased consumer spending relating to current economic conditions, with the balance related to operating fewer stores in the current period. Comparable stores are those that have been open for a full year, are not scheduled to close in the current period and are not scheduled for an expansion or downsize by more than 25% or relocation to a different street or mall. A 16.8% decrease in comparable store sales for our footwear stores ($14.9 million) and a 10.4% decrease in comparable store sales for our apparel stores ($4.6 million) were partially offset by a 101.8% increase in our comparable e-commerce business ($4.9 million). We began 2009 with 1,017 retail locations and had a net decrease of 12 locations to end the period with 1,005 locations.

        Revenues for the first fiscal quarter of 2008 include $0.4 million in the licensing and other segment of service fees charged to Barneys under a short-term transition services agreement entered into with Barneys at the time of the sale of Barneys. These revenues were based on contractual monthly fees as set forth in the agreement. The agreement ended in May 2008.

        Gross Profit. The gross profit margins were 32.9% for both periods.

        Wholesale better apparel gross profit margins were 35.3% and 34.7% for the first fiscal quarters of 2009 and 2008, respectively. The increase was due to the product mix and lower sales to off-price retailers in the current period.

        Wholesale jeanswear gross profit margins were 23.4% and 21.4% for the first fiscal quarters of 2009 and 2008, respectively. The increase is primarily due to lower levels of off-price sales in the current period and costs in the prior period related to the repositioning of l.e.i. as an exclusive brand for Walmart and the discontinuance of certain other product lines.

        Wholesale footwear and accessories gross profit margins were 26.3% and 27.3% for the first fiscal quarters of 2009 and 2008, respectively. The decrease was primarily due to additional discounting across all product lines due to the current economic conditions, as well as higher overhead unit costs in our costume jewelry business due to lower volume.

        Retail gross profit margins were 44.9% and 48.8% for the first fiscal quarters of 2009 and 2008, respectively. The decrease was primarily the result of higher levels of promotional activity in our stores due to the current challenging retail environment.

        Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses were $279.6 million in the first fiscal quarter of 2009 and $280.8 million in the first fiscal quarter of 2008.

        Wholesale better apparel SG&A expenses decreased $2.4 million, primarily due to a $1.9 million decrease in distribution costs in the current period and a $1.0 million decrease in product development costs from a reduction in the number of styles offered in the current period, offset by $0.5 million of other cost increases.

        Wholesale jeanswear SG&A expenses decreased $6.7 million, primarily due to a $3.4 million decrease in administrative salary and benefit costs, a $2.4 million reduction in depreciation and amortization expenses (due to accelerated depreciation in the prior period relating to discontinued brands), a $1.4 million reduction in occupancy costs due to the closing of certain facilities and $1.4 million of other cost savings, offset by $1.9 million of additional lease obligation costs recorded in the current period for a closed warehouse location.

        Wholesale footwear and accessories SG&A expenses decreased $5.4 million, primarily due to reductions in salary and benefit costs ($4.4 million), travel ($1.0 million) and other administrative costs ($2.9 million) due to our cost-cutting initiatives, and reductions in style, design and sample costs ($1.5 million) and advertising costs ($1.4 million). These reductions were offset by $1.6 million of costs related to the bankruptcy of our United Kingdom footwear licensee, $1.5 million in settlements of sales and use tax audits, $1.4 million in loss accruals related to certain leased property and a $1.3 million increase in severance costs.

        Retail SG&A expenses increased $19.5 million, primarily due to $23.5 million in severance costs and asset impairments in the current period related to the closing of approximately 225 stores through the end of 2010, offset by a $1.8 million reduction in salaries and benefits due to operating fewer stores in the current period and a $1.5 million reduction of overhead costs.

        SG&A expenses for the licensing, other and eliminations segment decreased $6.2 million, primarily due to lower amortization of stock options and restricted stock ($2.7 million), a difference in timing of allocation of administrative costs to our operating segments ($1.4 million), a decrease in legal fees ($0.6 million) and other cost reductions ($0.6 million). The prior period also included $0.9 million of contract-termination costs.

        Operating Income. The resulting operating income for the first fiscal quarter of 2009 was $13.7 million, compared with $39.9 million for the first fiscal quarter of 2008, due to the factors described above.

        Net Interest Expense. Net interest expense was $12.9 million in the first fiscal quarter of 2009, compared with $9.7 million in the first fiscal quarter of 2008. The increase was the result of lower interest income on our invested cash balances due to overall lower interest rates in the current period and higher amortization of deferred financing fees related to the amendment to our revolving credit facility on January 5, 2009.

        Income Taxes. The effective income tax rate was 34.0% and 36.0% for the first fiscal quarters of 2009 and 2008, respectively. The decrease is primarily due to a greater impact of the foreign income tax differential relative to pre-tax income in 2009 than in 2008.

        Net Income and Earnings Per Share. Net income was $0.3 million in the first fiscal quarter of 2009, compared with net income of $19.5 million in the first fiscal quarter of 2008. Diluted earnings per share for the first fiscal quarter of 2009 was $0.00, compared with $0.23 for the first fiscal quarter of 2008, on 3.4% fewer shares outstanding.

Liquidity and Capital Resources

        Our principal capital requirements have been for working capital needs, capital expenditures, dividend payments, acquisition funding and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations. We currently fund our operations primarily through cash generated by operating activities, and rely on our revolving credit facility for the issuance of trade letters of credit for the purchases of inventory and for cash borrowings as needed. As of April 4, 2009, total cash and cash equivalents were $194.3 million, a seasonal decrease of $144.0 million from the $338.3 million reported as of December 31, 2008.

        Cash flows from operating activities used $139.3 million and $66.3 million in the fiscal quarters ended April 4, 2009 and April 5, 2008, respectively. The change from the prior period was primarily due to changes in working capital. Accounts receivable increased less in the current period due to the reduction in sales compared with the prior period. Inventory experienced less seasonal decreases in the current period due to increases in l.e.i. inventory related to the exclusive program with Walmart, compared with additional decreases in the prior period due to the liquidation of discontinued brands. Accounts payable used more cash in the current period due to the timing of inventory payments. We also received a $22.5 million federal tax refund in the prior period.

        Cash flows from investing activities used $8.3 million and $22.2 million in the first fiscal quarters of 2009 and 2008, respectively, primarily for the purchases of property and equipment.

        Cash flows from financing activities provided $3.9 million and used $13.2 million in the first fiscal quarters of 2009 and 2008, respectively. A net increase in short-term borrowings (from third-party intermediary advances to our contractors under our computerized payable settlement arrangements) was offset by a reduction in dividend payments as compared with the prior period.

        We repurchased no common stock during the first fiscal quarters of 2009 and 2008. As of April 4, 2009, $304.1 million of Board authorized repurchases was still available. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition.

        Prior to January 5, 2009, we had a revolving credit agreement with several lending institutions to borrow an aggregate principal amount of up to $750 million. This agreement, which expires in May 2010, can be used for letters of credit or cash borrowings. On December 24, 2008, we announced that, effective as of January 5, 2009, we amended this facility to reduce the aggregate commitment to $600 million, increase the fees and interest rates, modify certain covenants and provide collateral for borrowings. Otherwise, the terms and conditions of the credit facility remained substantially unchanged.

        Up to $450 million of the amended facility is available for the issuance of trade and standby letters of credit, and cash borrowings are limited to the lesser of (a) $400 million less amounts owed to the lending institutions or their administrative agent under hedging agreements, treasury management services agreements, open account agreements, letters of credit (other than those issued under the facility) and other funded loans (the "Additional Secured Agreements") and (b) the maximum amount of obligations permitted to be secured pursuant to the Indenture dated November 22, 2004 (relating to our outstanding Senior Notes) without any requirement to equally and ratably secure such Senior Notes. Borrowings under the amended revolving credit facility may be used to refinance existing indebtedness, for working capital needs and for other general corporate purposes, including acquisitions. Cash borrowings under the amended revolving credit facility and obligations under the Additional Secured Agreements are secured by inventory and receivables of Jones USA and certain of its affiliates, as well as the proceeds of such inventory and receivables, but only to the extent that the grant of that security would not require the Senior Notes issued under the Indenture to be equally and ratably secured by that collateral.

        The amended revolving credit agreement requires us to satisfy a minimum Interest Coverage Ratio, a maximum Covenant Debt to EBITDA Ratio and a minimum Asset Coverage Ratio (each as defined in the amended facility expiring on May 16, 2010), and contains covenants limiting our ability to (1) incur debt and guaranty obligations, (2) incur liens, (3) make loans, advances, investments and acquisitions, (4) merge or liquidate, (5) sell or transfer assets, (6) pay dividends, repurchase shares, or make distributions to stockholders, (7) engage in transactions with affiliates and (8) make capital expenditures. At April 4, 2009, we were in compliance with all covenants under the facility.

        At April 4, 2009, $90.6 million of letters of credit and no cash borrowings were outstanding under the revolving credit facility. The estimated maximum amount of cash borrowings that was available to us on that date was $391.0 million. At April 4, 2009, we also had a C$10.0 million unsecured line of credit in Canada, under which C$0.2 million of letters of credit were outstanding.

        In May 2009, we expect to replace our amended revolving credit facility and our C$10.0 million unsecured line of credit in Canada with a new three-year secured revolving credit agreement (the "New Credit Facility"). We have received $600 million in commitments from lenders so far, and may request an increase of up to $50 million in the size of the New Credit Facility by obtaining additional commitments from lenders under the New Credit Facility or from other entities with the consent of the administrative agent. Under the New Credit Facility, up to the entire amount of the facility will be available for cash borrowings, with up to $400 million (assuming the overall size of the New Credit Facility is $600 million) available for trade letters of credit and up to $50 million (assuming the overall size of the New Credit Facility is $600 million) for standby letters of credit, and a subfacility available to our Canadian subsidiaries of up to $25 million for letters of credit and borrowings. Borrowings under the New Credit Facility may be used to refinance existing indebtedness, to repay the 2009 Notes, and for general corporate purposes in the ordinary course of business. Such borrowings will bear interest either based on the alternate base rate, as defined in the New Credit Facility, or based on Eurocurrency rates, each with a margin that depends on the availability remaining under the New Credit Facility. The New Credit Facility contains customary events of default.

        Availability under the New Credit Facility will be determined in reference to a borrowing base consisting of a percentage of eligible accounts receivable, credit card receivables, inventory and licensee receivables, minus reserves determined by the joint collateral agents. If availability under the New Credit Facility falls below a certain level, we will be required to comply with a minimum fixed charge coverage ratio. The New Credit Facility also contains affirmative and negative covenants that, among other things, will limit or restrict our ability to (1) incur indebtedness, (2) create liens, (3) merge, consolidate, liquidate or dissolve, (4) make investments (including acquisitions), loans or advances, (5) sell assets, (6) enter into sale and leaseback transactions, (7) enter into swap agreements, (8) make certain restricted payments (including dividends and other payments in respect of capital stock), (9) enter into transactions with affiliates, (10) enter into restrictive agreements, and (11) amend material documents. The New Credit Facility will be secured by a first priority lien on substantially all of our personal property.

        As a result of the amendments to our revolving credit facility expiring on May 16, 2010, Standard & Poor's downgraded our senior unsecured debt ratings from BB- to B+ on January 6, 2009 and Moody's downgraded our senior unsecured debt ratings from Ba2 to Ba3 on January 8, 2009. Under the amended revolving credit facility, our fees and interest rates are no longer affected by our credit rating, so further changes to our ratings will not increase our borrowing costs. However, any future downgrades could affect our ability to obtain additional funding sources.

        On April 29, 2009, we announced that our Board of Directors had declared a quarterly cash dividend of $0.05 per share to all common stockholders of record as of May 15, 2009 for payment on May 29, 2009.

        On April 1, 2009, we commenced a cash tender offer to purchase any and all of our outstanding 4.250% Senior Notes due 2009 (the "2009 Notes"), as well as a consent solicitation to amend the indenture (the "Indenture") governing our outstanding 2009 Notes, our 5.125% Senior Notes due 2014 and our 6.125% Senior Notes due 2034 (collectively, the "Notes"). The purpose of the consent solicitation was to receive the consent of holders of at least a majority in principal amount of the Notes outstanding (the "Required Consents") for proposed amendments to the Indenture to provide for a carveout to the lien covenant, for liens incurred in connection with the new senior secured credit facility described above (the "Amendments"). We received the Required Consents on April 15, 2009; consequently, the Amendments will become operative upon payment of the consent fee to each validly consenting holder of the Notes, and will be binding on all holders, including non-consenting holders of Notes. The tender offer will expire in early May 2009. The consideration for each $1,000 principal amount of 2009 Notes validly tendered and not withdrawn pursuant to the tender offer will be $980, and the consideration for each $1,000 principal amount of Notes with respect to which holders validly delivered and did not revoke their consent pursuant to the consent solicitation will be $20.00.

Economic Outlook
        The current economic environment has resulted in lower consumer confidence and lower retail sales. This trend may lead to further reduced consumer spending which could affect our net sales and our future profitability. Additionally, rising costs combined with reduced consumer spending may reduce our gross profit margins. Should these factors occur, they could have a material adverse effect on our business.

        Due to the current and expected future economic conditions in the United States, we may experience increased risk related to the collectibility of our accounts receivable, and we may increase our provision for doubtful accounts in the future should any of our wholesale customers experience significant financial difficulties. If such conditions lead to defaults that are individually or cumulatively significant, we could experience a material adverse impact to our financial condition, results of operations and/or liquidity.

        The economic turmoil that has arisen in the credit markets and the negative effects of the economic environment on our business may negatively impact our ability to borrow funds in the future. However, we believe that available cash and cash equivalents, funds generated by operations and the New Credit Facility will provide the financial resources sufficient to meet our foreseeable working capital, dividend, capital expenditure and stock repurchase requirements and fund our contractual obligations and our contingent liabilities and commitments. Although there can be no assurance because of these challenging times for financial institutions, we believe that the participating banks will be willing and able to loan funds to us in accordance with their legal obligations under the New Credit Facility.

New Accounting Standards

        In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This Staff Position is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

        In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This Staff Position is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this Staff Position did not have a material effect on our operations.

        We have elected to adopt both Staff Positions as of April 4, 2009.

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

        The primary interest rate exposures on floating rate financing arrangements are with respect to United States and Canadian short-term interest rates. We had approximately $608.1 million in variable rate credit facilities available at April 4, 2009, under which no cash borrowings were outstanding at April 4, 2009.

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

        For further information see "Fair Values" and "Derivatives" in the Notes to Consolidated Financial Statements.

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

        We have made changes to our internal controls and procedures over financial reporting to address the implementation of SAP, an enterprise resource planning ("ERP") system. SAP will integrate our operational and financial systems and expand the functionality of our financial reporting processes. We began the process of implementing SAP throughout Jones Apparel Group, Inc. and our consolidated subsidiaries during the fourth quarter of 2006. During the first fiscal quarter of 2009, no additional businesses were converted to this system. We have adequately controlled the transition to the new processes and controls, with no negative impact to our internal control environment. We expect to continue the implementation of this system to all locations over a multi-year period. As the phased implementation occurs, we will experience changes in internal control over financial reporting each quarter. We expect this ERP system to further advance our control environment by automating manual processes, improving management visibility and standardizing processes as its full capabilities are utilized.

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

JONES APPAREL GROUP, INC.
(Registrant)

Date: April 29, 2009	By /s/ Wesley R. Card WESLEY R. CARD President and Chief Executive Officer By /s/ John T. McClain JOHN T. McCLAIN Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32[o]	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________
* Filed herewith.
o Furnished herewith.