Form 10-Q
period 2009-07-04
JONES APPAREL GROUP INC
filed 2009-07-31
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock $.01 par value	Outstanding at July 29, 2009 85,401,567

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in millions, except per share data)

	July 4, 2009	July 5, 2008		December 31, 2008

ASSETS	(Unaudited )	(Unaudited	)
CURRENT ASSETS:
Cash and cash equivalents	$112.5	$322.2		$338.3
Accounts receivable	366.6	382.6		370.2
Inventories, primarily finished goods	428.4	466.7		509.5
Prepaid income taxes	9.1	25.2		16.9
Deferred taxes	22.9	23.8		28.0
Prepaid expenses and other current assets	32.2	50.6		42.6

TOTAL CURRENT ASSETS	971.7	1,271.1		1,305.5
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $508.9, $454.2 and $484.3	258.1	305.4		301.0
GOODWILL	160.7	974.6		160.7
OTHER INTANGIBLES, at cost, less accumulated amortization	589.7	616.9		590.8
DEFERRED TAXES	13.1	-		14.2
LOANS TO AND INVESTMENTS IN UNCONSOLIDATED AFFILIATES	44.3	20.1		19.6
OTHER ASSETS	70.3	37.9		35.7

TOTAL ASSETS	$2,107.9	$3,226.0		$2,427.5

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$20.9	$-		$-
Current portion of long-term debt	7.5	-		250.0
Current portion of capital lease obligations	2.7	4.2		3.1
Accounts payable	158.7	215.3		231.4
Income taxes payable	-	13.8		0.1
Accrued employee compensation and benefits	33.4	31.6		30.0
Accrued restructuring and severance payments	8.1	17.7		13.0
Accrued expenses and other current liabilities	67.5	75.4		84.3

TOTAL CURRENT LIABILITIES	298.8	358.0		611.9

NONCURRENT LIABILITIES:
Long-term debt	499.5	749.4		499.5
Obligations under capital leases	28.1	26.5		29.4
Deferred taxes	-	14.8		-
Income taxes payable	11.4	-		20.8
Other	75.6	67.4		83.7

TOTAL NONCURRENT LIABILITIES	614.6	858.1		633.4

TOTAL LIABILITIES	913.4	1,216.1		1,245.3

COMMITMENTS AND CONTINGENCIES	-	-		-
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-	-		-
Common stock, $.01 par value - shares authorized 200.0; issued 156.8, 154.8 and 154.8	1.6	1.5		1.5
Additional paid-in capital	1,356.1	1,347.5		1,350.7
Retained earnings	1,672.9	2,486.9		1,668.0
Accumulated other comprehensive (loss) income	(9.8)	0.3		(11.7)
Treasury stock, 71.4, 71.4 and 71.4 shares, at cost	(1,826.3)	(1,826.3)		(1,826.3)

TOTAL STOCKHOLDERS' EQUITY	1,194.5	2,009.9		1,182.2

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,107.9	$3,226.0		$2,427.5

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Operations (Unaudited)
(All amounts in millions, except per share data)

	Fiscal Quarter Ended		Fiscal Six Months Ended

	July 4, 2009	July 5, 2008	July 4, 2009	July 5, 2008

Net sales	$793.4	$820.2	$1,672.9	$1,783.6
Licensing income	10.3	9.0	21.8	20.5
Other revenues	0.2	0.2	0.3	0.7

Total revenues	803.9	829.4	1,695.0	1,804.8
Cost of goods sold	521.8	547.0	1,119.6	1,201.7

Gross profit	282.1	282.4	575.4	603.1
Selling, general and administrative expenses	240.0	256.9	519.6	537.6

Operating income	42.1	25.5	55.8	65.5
Interest income	0.8	2.2	1.6	4.6
Interest expense and financing costs	20.6	12.0	34.3	24.2
Loss and costs associated with repurchase of 4.250% Senior Notes	2.0	-	2.0	-
Gain on sale of interest in Australian joint venture	-	0.5	-	0.8
Equity in loss of unconsolidated affiliate	0.2	-	0.5	-

Income before provision for income taxes	20.1	16.2	20.6	46.7
Provision for income taxes	7.0	5.6	7.2	16.5

Net income	$13.1	$10.6	$13.4	$30.2

Earnings per common share
Basic	$0.15	$0.12	$0.16	$0.35
Diluted	0.15	0.12	0.16	0.35
Weighted average common shares and share equivalents outstanding
Basic	81.7	83.8	81.7	84.2
Diluted	81.8	83.8	81.7	84.3
Dividends declared per share	$0.05	$0.14	$0.10	$0.28

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)
(All amounts in millions, except per share data)

	Number of common shares outstanding	Total stock- holders' equity	Common stock	Additional paid-in capital	Retained earnings	Accumu- lated other compre- hensive income (loss)	Treasury stock

Balance, January 1, 2008	85.3	$1,996.8	$1.5	$1,339.7	$2,480.8	$2.1	$(1,827.3)
Fiscal six months ended July 5, 2008:
Comprehensive income:
Net income	-	30.2	-	-	30.2	-	-
Change in fair value of cash flow hedges, net of $0.2 tax	-	0.2	-	-	-	0.2	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.3 tax benefit	-	0.5	-	-	-	0.5	-
Foreign currency translation adjustments	-	(2.5)	-	-	-	(2.5)	-

Total comprehensive income		28.4

Issuance of restricted stock to employees, net of forfeitures	1.3	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	9.1	-	9.1	-	-	-
Settlement of accelerated share repurchase program	(3.2)	1.0	-	-	-	-	1.0
Excess tax benefit derived from exercise of employee stock options and vesting of restricted stock	-	(1.3)	-	(1.3)	-	-	-
Dividends on common stock ($0.28 per share)	-	(24.1)	-	-	(24.1)	-	-

Balance, July 5, 2008	83.4	$2,009.9	$1.5	$1,347.5	$2,486.9	$0.3	$(1,826.3)

Balance, January 1, 2009	83.4	$1,182.2	$1.5	$1,350.7	$1,668.0	$(11.7)	$(1,826.3)
Fiscal six months ended July 4, 2009:
Comprehensive income:
Net income	-	13.4	-	-	13.4	-	-
Change in fair value of cash flow hedges, net of $0.1 tax	-	(0.3)	-	-	-	(0.3)	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.1 tax	-	(0.3)	-	-	-	(0.3)	-
Foreign currency translation adjustments	-	2.5	-	-	-	2.5	-

Total comprehensive income		15.3

Issuance of restricted stock to employees, net of forfeitures	2.0	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	6.6	0.1	6.5	-	-	-
Excess tax benefit derived from vesting of restricted stock	-	(1.1)	-	(1.1)	-	-	-
Dividends on common stock ($0.10 per share)	-	(8.5)	-	-	(8.5)	-	-

Balance, July 4, 2009	85.4	$1,194.5	$1.6	$1,356.1	$1,672.9	$(9.8)	$(1,826.3)

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(All amounts in millions)

	Fiscal Six Months Ended

	July 4, 2009	July 5, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13.4	$30.2

Adjustments to reconcile net income to net cash provided by operating activities:
Loss and costs associated with repurchase of 4.250% Senior Notes	2.0	-
Amortization of employee stock options and restricted stock	6.6	9.1
Depreciation and other amortization	37.6	41.4
Impairment losses on property, plant and equipment	21.2	-
Equity in loss of unconsolidated affiliate	0.5	-
Provision for losses on accounts receivable	1.8	4.7
Deferred taxes	7.8	26.7
Write-off of deferred financing fees	7.9	-
Other items, net	0.5	(0.7)
Changes in operating assets and liabilities:
Accounts receivable	(7.9)	(50.5)
Inventories	82.0	57.1
Prepaid expenses and other current assets	2.6	14.9
Other assets	1.6	(1.4)
Accounts payable	(72.9)	(8.6)
Income taxes payable/prepaid income taxes	(3.9)	(3.8)
Accrued expenses and other current liabilities	(19.0)	(21.7)
Other liabilities	(8.1)	0.8

Total adjustments	60.3	68.0

Net cash provided by operating activities	73.7	98.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13.9)	(38.4)
Investment in GRI	(15.2)	(20.0)
Acquisition-related costs	-	(0.2)
Proceeds from sale of Mexican operations	-	5.9
Proceeds from sale of interest in Australian joint venture	-	0.8
Proceeds from sale of property, plant and equipment	-	0.5

Net cash used in investing activities	(29.1)	(51.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of 4.250% Senior Notes, including consent fees and related costs	(252.4)	-
Costs related to secured revolving credit agreement	(30.0)	-
Net increase in short-term borrowings	20.9	-
Dividends paid	(8.5)	(24.1)
Principal payments on capitalized leases	(1.6)	(2.4)
Repayment of acquired debt	-	(0.2)
Settlement of accelerated stock repurchase program	-	1.0

Net cash used in financing activities	(271.6)	(25.7)

EFFECT OF EXCHANGE RATES ON CASH	1.2	(1.7)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(225.8)	19.4
CASH AND CASH EQUIVALENTS, BEGINNING	338.3	302.8

CASH AND CASH EQUIVALENTS, ENDING	$112.5	$322.2

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

        In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to conform prior year data to the current presentation. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 2009. Subsequent events have been evaluated through July 30, 2009, the date the financial statements were issued.

ACCOUNTS RECEIVABLE

        Accounts receivable consist of the following:

(In millions)	July 4, 2009	July 5, 2008	December 31, 2008

Trade accounts receivable	$392.8	$417.2	$397.6
Allowances for doubtful accounts, returns, discounts and co-op advertising	(26.2)	(34.6)	(27.4)

	$366.6	$382.6	$370.2

        Due to our 25% ownership interest in GRI, GRI is deemed to be a related party. Included in accounts receivable are amounts due from GRI in the amount of $41.1 million, $22.8 million and $43.3 million at July 4, 2009, July 5, 2008 and December 31, 2008, respectively. Net revenues from GRI amounted to $19.4 million and $26.4 million for the fiscal six months ended July 4, 2009 and July 5, 2008, respectively. On April 23, 2009, we converted $10.0 million of the outstanding GRI accounts receivable to a three-year interest-bearing convertible note. GRI has the option, during the 90-day period that begins when the audited financial statements for the GRI fiscal year ending January 31, 2011 become available (or such shorter period that ends on the maturity date of the note), to convert the note into common shares of GRI at a conversion rate based on the greater of eight times the net income of GRI for such fiscal year, or an appraised value.

ACCRUED RESTRUCTURING COSTS

Manufacturing Restructuring
        On September 12, 2006, we announced the closing of certain El Paso, Texas and Mexican operations related to the decision by Polo to discontinue the Polo Jeans Company product line (the "manufacturing restructuring"), which we produced for Polo subsequent to the sale of the Polo Jeans Company business to Polo in February 2006. In connection with the closings, we previously incurred $6.9 million of one-time termination benefits and associated employee costs for 1,838 employees and $1.0 million of other costs. The closings were substantially completed by the end of March 2007. On May 8, 2008, we sold the remaining assets of the Mexican operations for $5.9 million, resulting in a gain of $0.2 million.

        The details of the manufacturing restructuring accruals are as follows:

(In millions)	One-time termination benefits	Other associated costs	Total manufacturing restructuring

Balance, January 1, 2008	$0.3	$0.9	$1.2
Payments and reductions	-	(0.1)	(0.1)

Balance, July 5, 2008	$0.3	$0.8	$1.1

Balance, January 1, 2009	$-	$0.1	$0.1
Reversals	-	(0.1)	(0.1)

Balance, July 4, 2009	$-	$-	$-

        The net accrual of $1.1 million at July 5, 2008 is reported as accrued restructuring and severance payments.

Moderate Apparel Restructuring
        In connection with the exit from and reorganization of certain moderate apparel product lines, we decided to close certain New York offices, and on October 9, 2007, we announced the closing of warehouse facilities in Goose Creek, South Carolina. We previously recorded $7.4 million of one-time termination benefits and associated employee costs for approximately 440 employees and $0.9 million of lease obligations as selling, general and administrative expenses in our wholesale jeanswear segment. During the fiscal six months ended July 5, 2008 and July 4, 2009, we recorded $1.0 million and $1.9 million, respectively, of additional lease obligation costs as selling, general and administrative expenses in our wholesale jeanswear segment relating to one of the warehouse facilities. These closings were substantially complete by the end of February 2008.

        The details of the moderate apparel restructuring accruals are as follows:

(In millions)	One-time termination benefits	Lease obligations	Total moderate apparel restructuring

Balance, January 1, 2008	$5.7	$-	$5.7
Net (reversals) additions	(0.2)	1.0	0.8
Payments and reductions	(3.8)	(0.2)	(4.0)

Balance, July 5, 2008	$1.7	$0.8	$2.5

Balance, January 1, 2009	$0.9	$0.3	$1.2
Additions	-	1.9	1.9
Payments and reductions	(0.4)	(0.8)	(1.2)

Balance, July 4, 2009	$0.5	$1.4	$1.9

        During the fiscal six months ended July 5, 2008 and July 4, 2009, $3.8 million and $0.4 million of the termination benefits accrual were utilized (relating to partial or full severance for 310 employees and one employee, respectively). The net accrual of $2.5 million at July 5, 2008 is reported as $1.9 million of accrued restructuring and severance payments and $0.6 million of other noncurrent liabilities. The net accrual of $1.9 million at July 4, 2009 is reported as $1.3 million of accrued restructuring and severance payments and $0.6 million of other noncurrent liabilities.

Other Restructurings
        In 2007, we discontinued our Anne Klein Accessories retail concept. We accrued $0.1 million of one-time termination benefits and associated employee costs in 2007 for 26 employees. These amounts were paid during the fiscal six months ended July 5, 2008.

        We began 2009 with 1,017 retail locations. During the fiscal six months ended July 4, 2009, we decided to close approximately 240 underperforming retail locations by the end of 2010, of which 48 closed during the period. We accrued $3.0 million of termination benefits and associated employee costs for approximately 1,045 employees, including both store employees and administrative support personnel. We also recorded $21.2 million of impairment losses on leasehold improvements and furniture and fixtures located in the stores to be closed. These costs are reported as selling, general and administrative expenses in the retail segment.

        During the fiscal six months ended July 4, 2009, we decided to discontinue the domestic manufacturing, product development and sourcing activities of our jewelry business. We accrued $4.1 million of termination benefits and associated employee costs for approximately 80 employees. These costs are reported as selling, general and administrative expenses in the wholesale footwear and accessories segment.

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

        The details of these restructuring accruals are as follows:

(In millions)	Retail stores	Jewelry	Edison warehouse

Balance, January 1, 2008	$0.1	$-	$2.8
Additions	-	-	0.6
Payments and reductions	(0.1)	-	(0.7)

Balance, July 5, 2008	$-	$-	$2.7

Balance, January 1, 2009	$-	$-	$0.4
Additions	3.0	4.1	-
Payments and reductions	(1.0)	(0.9)	(0.4)

Balance, July 4, 2009	$2.0	$3.2	$-

        During the fiscal six months ended July 5, 2008 and July 4, 2009, $0.1 million and $1.0 million of the retail store accrual were utilized (relating to partial or full severance for 26 and 104 employees, respectively). During the fiscal six months ended July 4, 2009, $0.9 million of the jewelry reserve was utilized (relating to partial or full severance for 24 employees). During the fiscal six months ended July 5, 2008 and July 4, 2009, $0.7 million and $0.4 million of the Edison accrual was utilized (relating to partial or full severance for 94 and two employees, respectively). The net accrual of $2.7 million at July 5, 2008 is reported as accrued restructuring and severance payments. The net accrual of $5.2 million at July 4, 2009 is reported as $4.5 million of accrued restructuring and severance payments and $0.7 million of other noncurrent liabilities.

Acquisition Restructurings
        In connection with the acquisitions of McNaughton and Kasper, we assessed and formulated plans to restructure certain operations of each company to eliminate unprofitable or marginally profitable lines of business and reduce overhead expenses. These costs were reported as a component of goodwill.

        The details of the remaining acquisition restructuring accruals are as follows:

(In millions)	One-time termination benefits	Other costs	Total acquisition restructuring

Balance, January 1, 2008	$0.1	$1.1	$1.2
Payments and reductions		(0.2)	(0.2)

Balance, July 5, 2008	$0.1	$0.9	$1.0

Balance, January 1, 2009	$-	$0.8	$0.8
Payments and reductions	-	(0.1)	(0.1)

Balance, July 4, 2009	$-	$0.7	$0.7

        The net accruals of $1.0 million and $0.7 million at July 5, 2008 and July 4, 2009, respectively, are reported as other noncurrent liabilities.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis at July 5, 2008 and July 4, 2009.

(In millions) Description	Classification	Value at July 5, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Rabbi Trust assets	Other current assets	$8.3	$8.3	$-	$-

	Total assets	$8.3	$8.3	$-	$-

Rabbi Trust liabilities	Accrued employee compensation and benefits	$8.3	$8.3	$-	$-
Derivatives	Accrued expenses and other current liabilities	0.6	-	0.6	-
Deferred director fees	Accrued expenses and other current liabilities	0.5	0.5	-	-

	Total liabilities	$9.4	$8.8	$0.6	$-

(In millions) Description	Classification	Value at July 4, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Rabbi Trust assets	Other current assets	$7.2	$7.2	$-	$-

	Total assets	$7.2	$7.2	$-	$-

Rabbi Trust liabilities	Accrued employee compensation and benefits	$7.2	$7.2	$-	$-
Derivatives	Accrued expenses and other current liabilities	0.3	-	0.3	-
Deferred director fees	Accrued expenses and other current liabilities	0.7	0.7	-	-

	Total liabilities	$8.2	$7.9	$0.3	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        In accordance with the fair value hierarchy described above, the following table shows the fair value of our non-financial assets and liabilities that were required to be measured at fair value on a nonrecurring basis at July 4, 2009, and the total losses recorded as a result of the remeasurement process.

(In millions)		Fair Value Measurements Using

Description	Carrying Value at July 4, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total losses recorded for the Fiscal Six Months Ended July 4, 2009

Property and equipment	$-	$-	$-	$-	$21.2

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," property and equipment utilized in our retail operations with a carrying amount of $21.2 million were written down to a fair value of zero, which was recorded as a selling, general and administrative expense in the retail segment. We consider long-term assets utilized in a retail location to be impaired when a pattern of operating losses at the location indicate that future operating losses are probable and that the resulting cash flows will not be sufficient to recover the carrying value of the associated long-term assets.

Financial Instruments

        At July 4, 2009 and July 5, 2008, the fair values of cash and cash equivalents, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of the note receivable from GRI approximates the $10.0 million carrying value as it is a variable-rate instrument. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

	July 4, 2009		July 5, 2008

(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$507.0	$377.5	$749.4	$613.4
Foreign currency exchange contracts, net liability	0.3	0.3	0.6	0.6

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

SHORT-TERM BORROWINGS

        We participate in computerized payable settlement arrangements with certain independent contractors and third-party intermediaries. The arrangements provide that, at the independent contractor's request, the third-party intermediary advances the amount of the scheduled payment to the contractor, less an appropriate discount, before the scheduled payment date. We make payment to the third-party intermediary on the date stipulated in accordance with the commercial terms negotiated with our independent contractors. Amounts that will be paid to the third-party intermediaries that have been advanced at the contractor's request are classified as short-term borrowings. Interest expense on these advances is imputed at our incremental borrowing rate, with the offset recorded as inventory purchase discounts. The change in the amounts outstanding is reported as cash provided from financing activities on the consolidated statement of cash flows.

CREDIT FACILITIES

        Prior to May 2009, we had a revolving credit agreement with several lending institutions to borrow an aggregate principal amount of up to $600 million (which was reduced from $750 million on January 5, 2009). This agreement could be used for letters of credit or cash borrowings. In May 2009, we replaced this revolving credit facility and our C$10.0 million unsecured line of credit in Canada with a new three-year $650 million secured revolving credit agreement (the "New Credit Facility"). Under the New Credit Facility, up to the entire amount of the facility is available for cash borrowings, with up to $400 million available for trade letters of credit and up to $50 million for standby letters of credit, and a subfacility available to our Canadian subsidiaries of up to $25 million for letters of credit and borrowings. Borrowings under the New Credit Facility may be used to refinance existing indebtedness, to repay our 4.250% Senior Notes due 2009, and for general corporate purposes in the ordinary course of business. Such borrowings bear interest either based on the alternate base rate, as defined in the New Credit Facility, or based on Eurocurrency rates, each with a margin that depends on the availability remaining under the New Credit Facility. The New Credit Facility contains customary events of default. Upon the termination of our prior credit agreement, we wrote off the remaining $7.9 million of deferred financing costs related to that agreement, which is reported as interest expense and financing costs in the fiscal quarter ended July 4, 2009.

        Availability under the New Credit Facility is determined in reference to a borrowing base consisting of a percentage of eligible inventory, accounts receivable, credit card receivables and licensee receivables, minus reserves determined by the joint collateral agents. At July 4, 2009, we had no cash borrowings and $49.6 million of letters of credit outstanding, and our remaining availability was $400.3 million. If availability under the New Credit Facility falls below a stated level, we will be required to comply with a minimum fixed charge coverage ratio. The New Credit Facility also contains affirmative and negative covenants that, among other things, will limit or restrict our ability to (1) incur indebtedness, (2) create liens, (3) merge, consolidate, liquidate or dissolve, (4) make investments (including acquisitions), loans or advances, (5) sell assets, (6) enter into sale and leaseback transactions, (7) enter into swap agreements, (8) make certain restricted payments (including dividends and other payments in respect of capital stock), (9) enter into transactions with affiliates, (10) enter into restrictive agreements, and (11) amend material documents. The New Credit Facility is secured by a first priority lien on substantially all of our personal property.

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

        The following summarizes the U.S. Dollar notional amount and the fair value of our Canadian foreign currency forward exchange contracts, which are classified as cash flow hedges under SFAS 133. The contracts outstanding at July 4, 2009 mature at various dates through November 30, 2009.

(In millions)	July 4, 2009		July 5, 2008

	Notional amount	Fair value - other current liabilities	Notional amount	Fair value - other current liabilities
Canadian Dollar - U.S. Dollar	$8.1	$0.3	$12.9	$0.6

        The effect of our cash flow hedges on the statement of operations was as follows:

(In millions)	Amount of Pretax Gain (Loss) Recognized in Other Comprehensive Income			Amount of Pretax Gain (Loss) Reclassified from Other Comprehensive Income into Income

Derivative type	Fiscal Six Months Ended July 4, 2009	Fiscal Six Months Ended July 5, 2008	Location of Pretax Gain (Loss) Reclassified from Other Comprehensive Income into Income	Fiscal Six Months Ended July 4, 2009	Fiscal Six Months Ended July 5, 2008

Foreign exchange contracts	$(0.4)	$0.4	Cost of sales	$0.4	$(0.8)

        Since the derivatives we use in our risk management strategies are highly effective hedges because all the critical terms of the derivative instruments match those of the hedged item, we record no ineffectiveness related to our cash flow hedges. If foreign currency exchange rates do not change from their July 4, 2009 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months will not be material. The actual amounts that will be reclassified to earnings over the next 12 months could vary, however, as a result of changes in market conditions.

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

        The computation of basic and diluted earnings per share under the two-class method is as follows:

	Fiscal Quarter Ended		Fiscal Six Months Ended
(In millions except per share amounts)	July 4, 2009	July 5, 2008	July 4, 2009	July 5, 2008

Net income	$13.1	$10.6	$13.4	$30.2
Less: income allocated to participating securities	(0.5)	(0.1)	(0.5)	(0.5)

Income available to common stockholders	$12.6	$10.5	$12.9	$29.7

Weighted-average common shares outstanding - basic	81.7	83.8	81.7	84.2
Effect of dilutive employee stock options	0.1	-	-	0.1

Weighted-average common shares and share equivalents outstanding - diluted	81.8	83.8	81.7	84.3

Earnings per share - basic	$0.15	$0.12	$0.16	$0.35
Earnings per share - diluted	0.15	0.12	0.16	0.35

STATEMENT OF CASH FLOWS

Fiscal Six Months Ended	July 4, 2009	July 5, 2008

(In millions)
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$25.7	$21.7
Net income tax refunds	(0.3)	(8.8)

Supplemental disclosures of non-cash investing and financing activities:
Restricted stock issued to employees	7.2	20.3

EQUITY-METHOD INVESTMENTS

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

        On June 20, 2008, we acquired a 10% equity interest in GRI, an international accessories and apparel brand management and retail-distribution network, for $20.2 million. On June 24, 2009, we increased our equity interest to 25% for an additional $15.2 million. The selling shareholders of GRI are entitled to receive an additional cash payment equaling 60% of the amount of GRI's fiscal year 2011 net income that exceeds a certain threshold. GRI, which (including its franchisees) operates over 800 points of sale in 12 Asian countries, is the exclusive licensee of several of our brands in Asia, including Nine West, Anne Klein New York, AK Anne Klein, Easy Spirit, Enzo Angiolini and Joan & David. GRI also distributes other women's apparel, shoes and accessory brands.

PENSION PLANS

Components of Net Periodic Benefit Cost

	Fiscal Quarter Ended		Fiscal Six Months Ended

(In millions)	July 4, 2009	July 5, 2008	July 4, 2009	July 5, 2008

Interest cost	$0.7	$0.7	$1.3	$1.3
Expected return on plan assets	(0.6)	(0.7)	(1.1)	(1.4)
Amortization of net loss	0.4	0.2	0.8	0.4

Net periodic benefit cost	$0.5	$0.2	$1.0	$0.3

Employer Contributions

        During the fiscal six months ended July 4, 2009, we contributed $0.4 million to our defined benefit pension plans. We anticipate contributing an additional $1.2 million during 2009.

        We previously participated in a multi-employer defined benefit plan that covered union employees at a distribution center that has been closed. As a result of closing this facility, in March 2009 we paid a partial withdrawal liability payment of $2.4 million.

SEGMENT INFORMATION

        We identify operating segments based on, among other things, differences in products sold and the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operations are comprised of four reportable segments: wholesale better apparel, wholesale jeanswear, wholesale footwear and accessories, and retail. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores and our own retail stores, the retail segment includes operations by our own stores and e-commerce web sites, and income and expenses related to trademarks, licenses and general corporate functions are reported under "licensing, other and eliminations." We define segment profit as operating income before net interest expense, goodwill impairment charges, gains or losses on sales of subsidiaries, equity in earnings of unconsolidated affiliates and income taxes. Summarized below are our revenues and income by reportable segment for the fiscal quarters ended July 4, 2009 and July 5, 2008. We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating profit and other financial information shown below.

(In millions)	Wholesale Better Apparel	Wholesale Jeanswear	Wholesale Footwear & Accessories	Retail	Licensing, Other & Eliminations	Consolidated

For the fiscal quarter ended July 4, 2009
Revenues from external customers	$202.7	$221.2	$185.9	$183.8	$10.3	$803.9
Intersegment revenues	29.4	0.6	9.8	-	(39.8)	-

Total revenues	232.1	221.8	195.7	183.8	(29.5)	803.9

Segment income	$19.8	$22.7	$3.3	$2.3	$(6.0)	42.1

Net interest expense						(19.8)
Loss and costs associated with repurchase of 4.250% Senior Notes						(2.0)
Equity in loss of unconsolidated affiliate						(0.2)

Income before provision for income taxes						$20.1

For the fiscal quarter ended July 5, 2008
Revenues from external customers	235.0	172.2	215.6	197.5	9.1	829.4
Intersegment revenues	30.3	0.8	15.4	-	(46.5)	-

Total revenues	265.3	173.0	231.0	197.5	(37.4)	829.4

Segment income	$20.9	$0.6	$8.5	$5.5	$(10.2)	25.3

Net interest expense						(9.8)
Gain on sale of Mexican operations and interest in Australian joint venture						0.7

Income before provision for income taxes						$16.2

For the fiscal six months ended July 4, 2009
Revenues from external customers	$494.4	$449.5	$404.3	$325.0	$21.8	$1,695.0
Intersegment revenues	68.6	1.5	28.4	-	(98.5)	-

Total revenues	563.0	451.0	432.7	325.0	(76.7)	1,695.0

Segment income (loss)	$69.3	$40.0	$19.3	$(56.1)	$(16.7)	55.8

Net interest expense						(32.7)
Loss and costs associated with repurchase of 4.250% Senior Notes						(2.0)
Equity in loss of unconsolidated affiliate						(0.5)

Income before provision for income taxes						$20.6

For the fiscal six months ended July 5, 2008
Revenues from external customers	566.4	392.8	468.2	356.3	21.1	1,804.8
Intersegment revenues	70.2	1.9	35.7	-	(107.8)	-

Total revenues	636.6	394.7	503.9	356.3	(86.7)	1,804.8

Segment income (loss)	$80.2	$5.0	$31.1	$(19.4)	$(31.6)	65.3

Net interest expense						(19.6)
Gain on sale of Mexican operations and interest in Australian joint venture						1.0

Income before provision for income taxes						$46.7

COMMON STOCK

        The Board of Directors has authorized several programs to repurchase our common stock from time to time in open market transactions. We repurchased no common stock on the open market during the first fiscal six months of 2008 and 2009. As of July 4, 2009, $304.1 million of Board authorized repurchases was still available. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition.

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

LONG-TERM DEBT

        On April 1, 2009, we commenced a cash tender offer to purchase any and all of our outstanding 4.250% Senior Notes due 2009 (the "2009 Notes"), as well as a consent solicitation to amend the indenture (the "Indenture") governing our outstanding 2009 Notes, our 5.125% Senior Notes due 2014 and our 6.125% Senior Notes due 2034 (collectively, the "Notes"). The purpose of the consent solicitation was to receive the consent of holders of at least a majority in principal amount of the Notes outstanding (the "Required Consents") for proposed amendments to the Indenture to provide for a carveout to the lien covenant, for liens incurred in connection with the new senior secured credit facility described above (the "Amendments"). We received the Required Consents on April 15, 2009; consequently, the Amendments became operative upon payment of the consent fee to each validly consenting holder of the Notes, and are binding on all holders, including non-consenting holders of Notes. The consideration for each $1,000 principal amount of 2009 Notes validly tendered and not withdrawn pursuant to the tender offer was $980, and the consent fee for each $1,000 principal amount of Notes with respect to which holders validly delivered and did not revoke their consent pursuant to the consent solicitation was $20.

        Under the tender offer, we repurchased a total of $242.5 million of our outstanding 2009 Notes for a payment of $237.7 million, resulting in a loss on debt extinguishment of $1.9 million after fees and related expenses. We also paid $12.9 million in consent fees and $1.7 million of related costs, of which $8.0 million will be amortized over the life of the remaining related Notes as additional interest expense.

NEW ACCOUNTING STANDARDS

        In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This Staff Position is effective for interim reporting periods ending after June 15, 2009, and its requirements are reflected herein.

        In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This Staff Position is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this Staff Position did not have an effect on our operations.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." SFAS No. 165 establishes principles and requirements for subsequent events, which are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and is to be applied prospectively. The adoption of SFAS No. 165 did not have a material impact on our results of operations or our financial position.

        In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140." The objective of SFAS No. 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. SFAS No. 166 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of SFAS No. 166 are to be applied to transfers that occur on or after the effective date. The adoption of SFAS No. 166 is not expected to have a material impact on our results of operations or our financial position.

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." SFAS No. 167 amends FASB Interpretation 46(R) to require an enterprise to perform an analysis to determine whether an enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and has the obligation to absorb losses of or the right to receive benefits from the entity. SFAS No. 167 also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of SFAS No. 167 is not expected to have a material impact on our results of operations or our financial position.

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" (also issued as Accounting Standards Update No. 2009-01). SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 is not expected to have a material impact on our results of operations or our financial position.

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

Condensed Consolidating Balance Sheets
(In millions)

	July 4, 2009				December 31, 2008
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$103.7	$8.8	$-	$112.5	$318.4	$19.9	$-	$338.3
Accounts receivable	229.5	137.1	-	366.6	219.7	150.5	-	370.2
Inventories	289.6	138.8	-	428.4	339.3	170.6	(0.4)	509.5
Prepaid and refundable income taxes	8.0	0.2	0.9	9.1	15.0	0.2	1.7	16.9
Deferred taxes	6.3	16.6	-	22.9	12.5	16.7	(1.2)	28.0
Prepaid expenses and other current assets	25.6	6.6	-	32.2	34.7	7.9	-	42.6

TOTAL CURRENT ASSETS	662.7	308.1	0.9	971.7	939.6	365.8	0.1	1,305.5

Property, plant and equipment - net	103.7	154.4	-	258.1	135.4	165.6	-	301.0
Due from affiliates	-	1,262.6	(1,262.6)	-	-	1,154.6	(1,154.6)	-
Goodwill	160.7	-	-	160.7	160.7	-	-	160.7
Other intangibles - net	0.5	589.2	-	589.7	0.5	590.3	-	590.8
Deferred taxes	79.3	-	(66.2)	13.1	73.7	-	(59.5)	14.2
Investment in and loans to unconsolidated affiliates	-	44.3	-	44.3	-	19.6	-	19.6
Investments in subsidiaries	1,941.4	-	(1,941.4)	-	1,866.2	-	(1,866.2)	-
Other assets	60.1	10.2	-	70.3	25.9	10.0	(0.2)	35.7

TOTAL ASSETS	$3,008.4	$2,368.8	$(3,269.3)	$2,107.9	$3,202.0	$2,305.9	$(3,080.4)	$2,427.5

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$20.9	$-	$-	$20.9	$-	$-	$-	$-
Current portion of long-term debt	7.5	-	-	7.5	250.0	-	-	250.0
Current portion of capital lease obligations	-	2.7	-	2.7	-	3.1	-	3.1
Accounts payable	105.9	52.8	-	158.7	160.4	71.0	-	231.4
Income taxes payable	-	17.8	(17.8)	-	-	19.5	(19.4)	0.1
Deferred taxes	-	-	-	-	-	1.3	(1.3)	-
Accrued expenses and other current liabilities	64.1	44.9	-	109.0	85.7	41.6	-	127.3

TOTAL CURRENT LIABILITIES	198.4	118.2	(17.8)	298.8	496.1	136.5	(20.7)	611.9

NONCURRENT LIABILITIES:
Long-term debt	499.5	-	-	499.5	499.5	-	-	499.5
Obligations under capital leases	-	28.1	-	28.1	-	29.4	-	29.4
Deferred taxes	-	53.8	(53.8)	-	-	47.1	(47.1)	-
Income taxes payable	6.0	5.4	-	11.4	15.6	5.2	-	20.8
Due to affiliates	1,262.6	-	(1,262.6)	-	1,154.6	-	(1,154.6)	-
Other	57.9	17.7	-	75.6	66.8	16.9	-	83.7

TOTAL NONCURRENT LIABILITIES	1,826.0	105.0	(1,316.4)	614.6	1,736.5	98.6	(1,201.7)	633.4

TOTAL LIABILITIES	2,024.4	223.2	(1,334.2)	913.4	2,232.6	235.1	(1,222.4)	1,245.3

STOCKHOLDERS' EQUITY:
Common stock and additional paid-in capital	1,357.7	1,710.7	(1,710.7)	1,357.7	1,352.2	1,706.8	(1,706.8)	1,352.2
Retained earnings	1,462.4	434.0	(223.5)	1,672.9	1,455.2	365.7	(152.9)	1,668.0
Accumulated other comprehensive (loss) income	(9.8)	0.9	(0.9)	(9.8)	(11.7)	(1.7)	1.7	(11.7)
Treasury stock	(1,826.3)	-	-	(1,826.3)	(1,826.3)	-	-	(1,826.3)

TOTAL STOCKHOLDERS' EQUITY	984.0	2,145.6	(1,935.1)	1,194.5	969.4	2,070.8	(1,858.0)	1,182.2

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,008.4	$2,368.8	$(3,269.3)	$2,107.9	$3,202.0	$2,305.9	$(3,080.4)	$2,427.5

Condensed Consolidating Statements of Operations
(In millions)

	Fiscal Quarter Ended July 4, 2009				Fiscal Quarter Ended July 5, 2008

	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated

Net sales	$546.3	$250.3	$(3.2)	$793.4	$613.6	$210.1	$(3.5)	$820.2
Licensing income	-	10.3	-	10.3	-	9.0	-	9.0
Other revenues	0.2	-	-	0.2	-	0.2	-	0.2

Total revenues	546.5	260.6	(3.2)	803.9	613.6	219.3	(3.5)	829.4
Cost of goods sold	341.3	181.0	(0.5)	521.8	398.9	149.1	(1.0)	547.0

Gross profit	205.2	79.6	(2.7)	282.1	214.7	70.2	(2.5)	282.4
Selling, general and administrative expenses	219.7	22.9	(2.6)	240.0	229.8	29.6	(2.5)	256.9

Operating (loss) income	(14.5)	56.7	(0.1)	42.1	(15.1)	40.6	-	25.5
Net interest expense (income) and financing costs	21.2	(1.4)	-	19.8	12.4	(2.6)	-	9.8
Loss and costs associated with repurchase of 4.250% Senior Notes	2.0	-	-	2.0	-	-	-	-
Gain on sale of interest in Australian joint venture	-	-	-	-	-	0.5	-	0.5
Equity in loss of unconsolidated affiliate	-	0.2	-	0.2	-	-	-	-

(Loss) income before (benefit) provision for income taxes and equity in earnings of subsidiaries	(37.7)	57.9	(0.1)	20.1	(27.5)	43.7	-	16.2
(Benefit) provision for income taxes	(12.2)	19.8	(0.6)	7.0	(8.9)	14.1	0.4	5.6
Equity in earnings of subsidiaries	38.0	-	(38.0)	-	22.8	-	(22.8)	-

Net income	$12.5	$38.1	$(37.5)	$13.1	$4.2	$29.6	$(23.2)	$10.6

	Fiscal Six Months Ended July 4, 2009				Fiscal Six Months Ended July 5, 2008

	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated

Net sales	$1,174.4	$505.5	$(7.0))	$1,672.9	$1,325.7	$465.9	$(8.0)	$1,783.6
Licensing income	-	21.8	-	21.8	-	20.5	-	20.5
Other revenues	0.3	-	-	0.3	0.2	0.5	-	0.7

Total revenues	1,174.7	527.3	(7.0)	1,695.0	1,325.9	486.9	(8.0)	1,804.8
Cost of goods sold	752.5	369.6	(2.5)	1,119.6	870.9	337.3	(6.5)	1,201.7

Gross profit	422.2	157.7	(4.5)	575.4	455.0	149.6	(1.5)	603.1
Selling, general and administrative expenses	469.1	55.8	(5.3)	519.6	467.6	75.7	(5.7)	537.6

Operating (loss) income	(46.9)	101.9	0.8	55.8	(12.6)	73.9	4.2	65.5
Net interest expense (income) and financing costs	35.4	(2.7)	-	32.7	25.5	(5.9)	-	19.6
Loss and costs associated with repurchase of 4.250% Senior Notes	2.0	-	-	2.0	-	-	-	-
Gain on sale of interest in Australian joint venture	-	-	-	-	-	0.8	-	0.8
Equity in loss of unconsolidated affiliate	-	0.5	-	0.5	-	-	-	-

(Loss) income before (benefit) provision for income taxes and equity in earnings of subsidiaries	(84.3)	104.1	0.8	20.6	(38.1)	80.6	4.2	46.7
(Benefit) provision for income taxes	(31.2)	35.8	2.6	7.2	(8.1)	26.0	(1.4)	16.5
Equity in earnings of subsidiaries	68.7	-	(68.7)	-	53.1	-	(53.1)	-

Net income	$15.6	$68.3	$(70.5)	$13.4	$23.1	$54.6	$(47.5)	$30.2

Condensed Consolidating Statements of Cash Flows
(In millions)

	Fiscal Six Months Ended July 4, 2009					Fiscal Six Months Ended July 5, 2008

	Issuers	Others		Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated

Net cash provided by operating activities	$62.8	$10.9	$	$ -	$73.7	$79.9	$18.3	$-	$98.2

Cash flows from investing activities:
Capital expenditures	(7.5)	(6.4)		-	(13.9)	(19.9)	(18.5)	-	(38.4)
Investment in GRI	-	(15.2)		-	(15.2)	-	(20.0)	-	(20.0)
Acquisition-related costs	-	-		-	-	(0.2)	-	-	(0.2)
Proceeds from sale of Mexican operations	-	-		-	-	-	5.9	-	5.9
Proceeds from sale of interest in Australian joint venture	-	-		-	-	-	0.8	-	0.8
Proceeds from sale of property, plant and equipment	-	-		-	-	0.4	0.1	-	0.5

Net cash used in investing activities	(7.5)	(21.6)		-	(29.1)	(19.7)	(31.7)	-	(51.4)

Cash flows from financing activities:
Repurchase of 4.250% Senior Notes, including consent fees and related costs	(252.4)	-		-	(252.4)	-	-	-	-
Costs related to secured revolving credit agreement	(30.0)	-		-	(30.0)	-	-	-	-
Net increase in short-term borrowings	20.9	-		-	20.9	-	-	-	-
Dividends paid	(8.5)	-		-	(8.5)	(24.1)	-	-	(24.1)
Principal payments on capitalized leases	-	(1.6)		-	(1.6)	(0.3)	(2.1)	-	(2.4)
Repayment of acquired debt	-	-		-	-	(0.2)	-	-	(0.2)
Settlement of accelerated stock repurchase program	-	-		-	-	1.0	-	-	1.0

Net cash used in financing activities	(270.0)	(1.6)		-	(271.6)	(23.6)	(2.1)	-	(25.7)

Effect of exchange rates on cash	-	1.2		-	1.2	(0.2)	(1.5)	-	(1.7)

Net (decrease) increase in cash and cash equivalents	(214.7)	(11.1)		-	(225.8)	36.4	(17.0)	-	19.4
Cash and cash equivalents, beginning	318.4	19.9		-	338.3	264.0	38.8	-	302.8

Cash and cash equivalents, ending	$103.7	$8.8		$-	$112.5	$300.4	$21.8	$-	$322.2

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion provides information and analysis of our results of operations for the 13 and 26 week periods ended July 4, 2009 (hereinafter referred to as the "second fiscal quarter of 2009" and the "first fiscal six months of 2009," respectively) and the 13 and 27 week periods ended July 5, 2008 (hereinafter referred to as the "second fiscal quarter of 2008" and the "first fiscal six months of 2008," respectively) and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

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

        During 2009 to date, the following significant events took place:

  as a result of the January 2009 amendments to our revolving credit facility, Standard & Poor's downgraded our senior unsecured debt ratings from BB- to B+ on January 6, 2009, and Moody's downgraded our senior unsecured debt ratings from Ba2 to Ba3 on January 8, 2009;
  on April 1, 2009, we commenced a cash tender offer to purchase any and all of our outstanding 4.250% Senior Notes due 2009 (the "2009 Notes"), as well as a consent solicitation to amend the indenture governing our 2009 Notes, our 5.125% Senior Notes due 2014 and our 6.125% Senior Notes due 2034, both of which were completed in May 2009;
  we decided to close approximately 240 underperforming retail stores by December 31, 2010;

  on April 2, 2009, we announced the launch of our www.anneklein.com e-commerce web site;
  on April 16, 2009, we announced the launch of the Rachel Rachel Roy collection of affordable contemporary sportswear, footwear and accessories, which will debut in August 2009 exclusively at select Macy's Inc. stores nationwide and on www.macys.com;
  on May 13, 2009, we entered into a new $650.0 million senior secured three-year revolving credit facility;
  on June 8, 2009, we signed an agreement with Kurt Geiger Ltd., Europe's largest luxury footwear retailer, to license and distribute the Nine West and Easy Spirit brands in the United Kingdom and Ireland beginning with the spring 2010 product lines; and
  on June 24, 2009, we increased our equity interest in GRI to 25% for an additional investment of $15.2 million.

Retail store closings

        We began 2009 with 1,017 retail locations. During the fiscal six months ended July 4, 2009, we decided to close approximately 240 underperforming retail locations by the end of 2010, of which 48 closed during the period. We accrued $3.0 million of termination benefits and associated employee costs for approximately 1,045 employees, including both store employees and administrative support personnel. In connection with our decision to close these stores, we reviewed them for impairments in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As a result of this review, we recorded $21.2 million of impairment losses on leasehold improvements and furniture and fixtures located in the stores to be closed. These costs are reported as selling, general and administrative expenses in the retail segment.

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

        We test our goodwill and our trademarks for impairment on an annual basis (during our fourth fiscal quarter) and between annual tests if an event occurs or circumstances change that would reduce the fair value of an asset below its carrying value. These tests utilize discounted cash flow models to estimate fair values. These cash flow models involve several assumptions. Changes in our assumptions could materially impact our fair value estimates, and material impairment losses could result where the estimated fair values of these assets become less than their carrying amounts. Assumptions critical to our fair value estimates are: (i) discount rates used to derive the present value factors used in determining the fair value of the reporting units and trademarks; (ii) royalty rates used in our trademark valuations; (iii) projected average revenue growth rates used in the reporting unit and trademark models; and (iv)

projected long-term growth rates used in the derivation of terminal values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances. Upon our decision to close approximately 240 of our retail stores, we tested our retail segment goodwill and our trademarks for impairment. No impairment charges resulted from these tests.

Results of Operations

Statements of Operations Stated in Dollars and as a Percentage of Total Revenues
(In millions)	Fiscal Quarter Ended				Fiscal Six Months Ended
	July 4, 2009		July 5, 2008		July 4, 2009		July 5, 2008
Net sales	$793.4	98.7%	$820.2	98.9%	$1,672.9	98.7%	$1,783.6	98.8%
Licensing income	10.3	1.3	9.0	1.1	21.8	1.3	20.5	1.1
Other revenues	0.2	0.0	0.2	0.0	0.3	0.0	0.7	0.0

Total revenues	803.9	100.0	829.4	100.0	1,695.0	100.0	1,804.8	100.0
Cost of goods sold	521.8	64.9	547.0	66.0	1,119.6	66.1	1,201.7	66.6

Gross profit	282.1	35.1	282.4	34.0	575.4	33.9	603.1	33.4
Selling, general and administrative expenses	240.0	29.9	256.9	31.0	519.6	30.7	537.6	29.8

Operating income	42.1	5.2	25.5	3.1	55.8	3.3	65.5	3.6
Net interest expense and financing costs	19.8	2.5	9.8	1.2	32.7	1.9	19.6	1.1
Loss and fees related to repurchase of 4.250% Senior Notes	2.0	0.2	-	-	2.0	0.1	-	-
Gain on sale of interest in Australian joint venture	-	-	0.5	0.1	-	-	0.8	0.0
Equity in loss of unconsolidated affiliate	0.2	0.0	-	-	0.5	0.0	-	-

Income before provision for income taxes	20.1	2.5	16.2	2.0	20.6	1.2	46.7	2.6
Provision for income taxes	7.0	0.9	5.6	0.7	7.2	0.4	16.5	0.9

Net income	$13.1	1.6%	$10.6	1.3%	$13.4	0.8%	$30.2	1.7%

Percentage totals may not add due to rounding.

Fiscal Quarter Ended July 4, 2009 Compared to Fiscal Quarter Ended July 5, 2008

        Revenues. Total revenues for the second fiscal quarter of 2009 were $803.9 million, compared with $829.4 million for the second fiscal quarter of 2008, a decrease of 3.1%. Revenues by segment were as follows:

(In millions)	Second Fiscal Quarter of 2009	Second Fiscal Quarter of 2008	Increase (Decrease )	Percent Change
Wholesale better apparel	$202.7	$235.0	$(32.3)	(13.7%	)
Wholesale jeanswear	221.2	172.2	49.0	28.5%
Wholesale footwear and accessories	185.9	215.6	(29.7)	(13.8%	)
Retail	183.8	197.5	(13.7)	(6.9%	)
Licensing and other	10.3	9.1	1.2	13.2%

Total revenues	$803.9	$829.4	$(25.5)	(3.1%	)

        Wholesale better apparel revenues decreased $32.3 million, primarily due to reduced shipments of our Anne Klein, Jones New York Sport, Jones New York, Nine West and Jones New York Suit products primarily due to decreased consumer spending as a result of the general economic downturn, although we experienced decreased orders for nearly all better apparel product lines. Shipments of our Evan Picone suit and dress products increased based on the performance of these products at retail.

        Wholesale jeanswear revenues increased $49.0 million. Shipments of our l.e.i. products to Wal-Mart Stores Inc. ("Walmart") and increased shipments of private-label products due to expansion of private-label programs with several major customers were partially offset by reduced shipments of our Energie product line primarily as a result of the general economic downturn and an $11.0 million reduction in shipments of product lines that we are discontinuing due to low long-term growth potential (including Jeanstar, Erika, Behold and Grane Girl).

        Wholesale footwear and accessories revenues decreased $29.7 million. We experienced decreased orders for nearly all our footwear, handbag and accessories products primarily due to decreased consumer spending as a result of the general economic downturn. We also experienced a reduction in sales in our international business primarily due to the global economic conditions in Asia, Canada, Mexico and the bankruptcy of our former United Kingdom licensee.

        Retail revenues decreased $13.7 million, primarily due to a 6.4% decline in comparable store sales ($11.7 million) resulting primarily from decreased consumer spending relating to current economic conditions, with the balance related to operating fewer stores in the current period. Comparable stores are those that have been open for a full year, are not scheduled to close in the current period and are not scheduled for an expansion or downsize by more than 25% or relocation to a different street or mall. A 10.8% decrease in comparable store sales for our footwear stores ($12.9 million) and a 4.4% decrease in comparable store sales for our apparel stores ($2.5 million) were partially offset by a 52.5% increase in our comparable e-commerce business ($3.7 million). We began the second fiscal quarter of 2009 with 1,005 retail locations and had a net decrease of 25 locations to end the period with 980 locations.

        Revenues for the second fiscal quarter of 2008 include $0.2 million in the licensing and other segment of service fees charged to Barneys under a short-term transition services agreement entered into with Barneys at the time of the sale of Barneys. These revenues were based on contractual monthly fees as set forth in the agreement. The agreement ended in May 2008.

        Gross Profit. The gross profit margin increased to 35.1% in the second fiscal quarter of 2009 compared with 34.0% in the second fiscal quarter of 2008.

        Wholesale better apparel gross profit margins were 34.0% and 31.0% for the second fiscal quarters of 2009 and 2008, respectively. The increase was primarily due to the product mix and lower sales to off-price retailers in the current period.

        Wholesale jeanswear gross profit margins were 25.9% and 24.2% for the second fiscal quarters of 2009 and 2008, respectively. The increase is primarily due to lower levels of off-price sales in the current period and costs in the prior period related to the repositioning of l.e.i. as an exclusive brand for Walmart and the discontinuance of certain other product lines.

        Wholesale footwear and accessories gross profit margins were 24.6% and 24.4% for the second fiscal quarters of 2009 and 2008, respectively. The increase was primarily due to a reduction in discounting in our footwear business due to better inventory management and a reduction in shipments of our lower-margin international business, offset by additional discounting due to the current economic conditions and higher overhead unit costs due to lower volume in our costume jewelry business.

        Retail gross profit margins were 53.8% for both the second fiscal quarters of 2009 and 2008.

        Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses were $240.0 million in the second fiscal quarter of 2009 and $256.9 million in the second fiscal quarter of 2008.

        Wholesale better apparel SG&A expenses decreased $2.2 million, primarily due to a $2.4 million decrease in overhead costs in the current period (primarily distribution costs due to a lower volume of shipments), a $0.6 million decrease in postage costs and $1.3 million of other cost savings, offset by a $2.1 million effect from changes in the exchange rate between the U.S. Dollar and the Canadian Dollar.

        Wholesale jeanswear SG&A expenses decreased $6.6 million, primarily due to a $4.3 million reduction in bad debt expense due to the bankruptcies of several customers in the prior period, a $1.6 million reduction in rent-related expenses due to the closing of certain facilities, a $1.1 million decrease in salary and benefit costs due to headcount reductions and $0.5 million of other cost savings, offset by $0.9 million of higher distribution costs due to higher unit shipments.

        Wholesale footwear and accessories SG&A expenses decreased $3.0 million, primarily due to a $2.3 million decrease in salary and benefit costs due to headcount reductions, a $0.9 million decrease in travel costs, a $2.9 million decrease in other administrative costs due to our cost-cutting initiatives, a $1.3 million decrease in style, design and sample costs and a $1.1 million decrease in advertising costs. These decreases were offset by $2.6 million of costs related to the bankruptcy of our United Kingdom footwear licensee and $2.9 million in restructuring costs in our wholesale jewelry business in the current period.

        Retail SG&A expenses decreased $4.3 million, primarily due to a $2.4 million decrease in salaries and benefits due to operating fewer stores in the current period, a $1.5 million decrease in depreciation expense, a $0.9 decrease in occupancy costs and $1.3 million of other cost savings, offset by an additional $1.8 million in asset impairment and restructuring charges in the current period related to the closing of approximately 240 stores through the end of 2010.

        SG&A expenses for the licensing, other and eliminations segment decreased $1.0 million, primarily due to changes in the exchange rate between the U.S. Dollar and the Canadian Dollar.

        Operating Income. The resulting operating income for the second fiscal quarter of 2009 was $42.1 million, compared with $25.5 million for the second fiscal quarter of 2008, due to the factors described above.

        Net Interest Expense. Net interest expense was $19.8 million in the second fiscal quarter of 2009, compared with $9.8 million in the second fiscal quarter of 2008. The increase was the result of: a $7.9 million write-off of deferred financing fees upon the termination of our prior revolving credit facility; lower interest income on our invested cash balances due to overall lower invested balances and lower interest rates in the current period; and higher amortization of deferred financing fees related to the amendment to our prior revolving credit facility on January 5, 2009 and our new secured revolving credit facility.

        Income Taxes. The effective income tax rate was 35.0% and 34.3% for the second fiscal quarter of 2009 and 2008, respectively. The increase is primarily due to a greater impact of the foreign income tax differential relative to pre-tax income in 2009 than in 2008.

        Net Income and Earnings Per Share. Net income was $13.1 million in the second fiscal quarter of 2009, compared with net income of $10.6 million in the second fiscal quarter of 2008. Diluted earnings per share for the second fiscal quarter of 2009 was $0.16, compared with $0.12 for the second fiscal quarter of 2008, on 2.4% fewer shares outstanding.

Fiscal Six Months Ended July 4, 2009 Compared to Fiscal Six Months Ended July 5, 2008

        Revenues. Total revenues for the first fiscal six months of 2009 were $1.7 billion, compared with $1.8 billion for the first fiscal six months of 2008, a decrease of 6.1%. Revenues by segment were as follows:

(In millions)	First Fiscal Six Months of 2009	First Fiscal Six Months of 2008	Increase (Decrease )	Percent Change
Wholesale better apparel	$494.4	$566.4	$(72.0)	(12.7%	)
Wholesale jeanswear	449.5	392.8	56.7	14.4%
Wholesale footwear and accessories	404.3	468.2	(63.9)	(13.6%	)
Retail	325.0	356.3	(31.3)	(8.8%	)
Licensing and other	21.8	21.1	0.7	3.3%	)

Total revenues	$1,695.0	$1,804.8	$(109.8)	(6.1%	)

        Wholesale better apparel revenues decreased $72.0 million, primarily due to reduced shipments of our Anne Klein, Jones New York Sport, Jones New York, Nine West and Kasper products due primarily to decreased consumer spending as a result of the general economic downturn, although we experienced decreased orders for nearly all better apparel product lines. Shipments of our Evan Picone suit and dress products increased based on the performance of these products at retail.

        Wholesale jeanswear revenues increased $56.7 million. Shipments of our l.e.i. products to Walmart and increased shipments of private-label products due to expansion of private-label programs with several major customers were partially offset by reduced shipments of our Energie product line as a result of the general economic downturn and a $30.8 million reduction of shipments of product lines that we are discontinuing due to low long-term growth potential (including Jeanstar, Erika, Behold and Grane Girl).

        Wholesale footwear and accessories revenues decreased $63.9 million. We experienced decreased orders for nearly all our footwear, handbag and accessories products primarily due to decreased consumer spending as a result of the general economic downturn. We also experienced a reduction in sales in our international business primarily due to the global economic conditions in Asia, Canada, Mexico and the bankruptcy of our former United Kingdom licensee.

        Retail revenues decreased $31.3 million, primarily due to an 8.2% decline in comparable store sales ($26.3 million) resulting from decreased consumer spending relating to current economic conditions, with the balance related to operating fewer stores in the current period. A 12.7% decrease in comparable store sales for our footwear stores ($27.8 million) and a 7.0% decrease in comparable store sales for our apparel stores ($7.1 million) were partially offset by a 72.6% increase in our comparable e-commerce business ($8.6 million). We began 2009 with 1,017 retail locations and had a net decrease of 37 locations to end the period with 980 locations.

        Revenues for the first fiscal six months of 2008 include $0.6 million in the licensing and other segment of service fees charged to Barneys under a short-term transition services agreement entered into with Barneys at the time of the sale of Barneys. These revenues were based on contractual monthly fees as set forth in the agreement. The agreement ended in May 2008.

        Gross Profit. The gross profit margin increased to 33.9% in the first fiscal six months of 2009 compared with 33.4% in the first fiscal six months of 2008.

        Wholesale better apparel gross profit margins were 34.8% and 33.2% for the first fiscal six months of 2009 and 2008, respectively. The increase was primarily due to the product mix and lower sales to off-price retailers in the current period.

        Wholesale jeanswear gross profit margins were 24.6% and 22.7% for the first fiscal six months of 2009 and 2008, respectively. The increase is primarily due to lower levels of off-price sales in the current period and costs in the prior period related to the repositioning of l.e.i. as an exclusive brand for Walmart and the discontinuance of certain other product lines.

        Wholesale footwear and accessories gross profit margins were 25.6% and 26.0% for the first fiscal six months of 2009 and 2008, respectively. The decrease was primarily due to additional discounting due to the current economic conditions and higher overhead unit costs due to lower volume in our costume jewelry business.

        Retail gross profit margins were 49.9% and 51.6% for the first fiscal six months of 2009 and 2008, respectively. The decrease was primarily the result of higher levels of promotional activity in our stores due to the current challenging retail environment.

        Selling, General and Administrative Expenses. SG&A expenses were $519.6 million in the first fiscal six months of 2009 and $537.6 million in the first fiscal six months of 2008.

        Wholesale better apparel SG&A expenses decreased $4.6 million, primarily due to a $2.9 million decrease in overhead costs in the current period (primarily distribution costs due to a lower volume of shipments), a $1.2 million decrease in sample expenses, a $1.1 million decrease in advertising costs due to planned reductions, a $1.1 million decrease in postage costs and $1.0 million of other cost savings, offset by a $2.1 million increase in salary and benefit costs and a $0.6 million effect from changes in the exchange rate between the U.S. Dollar and the Canadian Dollar.

        Wholesale jeanswear SG&A expenses decreased $13.3 million, primarily due to a $7.1 million decrease in salary and benefit costs due to headcount reductions, a $4.4 million decrease in bad debt expense due to the bankruptcies of several customers in the prior period, a $3.4 million decrease in occupancy costs due to the closing of certain facilities, a $2.5 million decrease in depreciation and amortization expenses (due to accelerated depreciation in the prior period relating to discontinued brands) and $2.4 million of other cost savings, offset by $4.5 million of higher distribution costs due to higher unit shipments in the current period and $2.0 million of additional advertising costs to support the l.e.i. product sold through Walmart.

        Wholesale footwear and accessories SG&A expenses decreased $8.4 million, primarily due to a $6.8 million decrease in salary and benefit costs, a $1.9 million decrease in travel costs, a $1.2 million decrease in distribution costs, a $4.4 million decrease in other administrative costs due to our cost-cutting initiatives, a $2.1 million decrease in style, design and sample costs and a $2.0 million decrease in advertising costs. These decreases were offset by $2.9 million of costs related to the bankruptcy of our United Kingdom footwear licensee, $1.6 million in settlements of sales and use tax audits, $1.4 million in loss accruals related to certain leased property and $4.1 million in restructuring costs in our wholesale jewelry business in the current period.

        Retail SG&A expenses increased $15.2 million, primarily due to $24.2 million in severance costs and asset impairments in the current period related to the closing of approximately 240 stores through the end of 2010 and a $1.0 million increase in consulting costs, offset by a $4.1 million decrease in salaries and benefits due to operating fewer stores in the current period, a $2.3 million decrease in administrative costs, a $1.9 million decrease in depreciation expense, a $1.2 million effect of changes in the exchange rate between the U.S. Dollar and the Canadian Dollar and $0.5 million of other expense decreases.

        SG&A expenses for the licensing, other and eliminations segment decreased $7.1 million, primarily due to a $2.5 million decrease in amortization of stock options and restricted stock, $2.0 million from a difference in timing of allocation of administrative costs to our operating segments, a $1.3 million effect of changes in the exchange rate between the U.S. Dollar and the Canadian Dollar, a $1.2 million decrease in legal fees and $0.5 million of other cost savings, offset by an increase in salary and benefits cost of $1.3 million. The prior period also included $0.9 million of contract termination costs.

        Operating Income. The resulting operating income for the first fiscal six months of 2009 was $55.8 million, compared with $65.5 million for the first fiscal six months of 2008, due to the factors described above.

        Net Interest Expense. Net interest expense was $32.7 million in the first fiscal six months of 2009, compared with $19.6 million in the first fiscal six months of 2008. The increase was the result of: a $7.9 million write-off of deferred financing fees upon the termination of our prior revolving credit facility; lower interest income on our invested cash balances due to overall lower invested balances and lower interest rates in the current period; and higher amortization of deferred financing fees related to the amendment to our prior revolving credit facility on January 5, 2009 and our new secured revolving credit facility.

        Income Taxes. The effective income tax rate was 35.0% and 35.4% for the first fiscal six months of 2009 and 2008, respectively. The decrease is primarily due to a lesser impact of the foreign income tax differential relative to pre-tax income in 2009 than in 2008.

        Net Income and Earnings Per Share. Net income was $13.4 million in the first fiscal six months of 2009, compared with net income of $30.2 million in the first fiscal six months of 2008. Diluted earnings per share for the first fiscal six months of 2009 was $0.16, compared with $0.35 for the first fiscal six months of 2008, on 3.1% fewer shares outstanding.

Liquidity and Capital Resources

        Our principal capital requirements have been for working capital needs, capital expenditures, dividend payments, acquisition funding and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations. We currently fund our operations primarily through cash generated by operating activities, and rely on our revolving credit facility for the issuance of trade letters of credit for the purchases of inventory and for cash borrowings as needed. As of July 4, 2009, total cash and cash equivalents were $112.5 million, a decrease of $225.8 million from the $338.3 million reported as of December 31, 2008.

        Cash flows from operating activities provided $73.7 million and $98.2 million in the first fiscal six months of 2009 and 2008, respectively, with the change primarily due to the lower net income in the current period. Accounts receivable increased less in the current period due to the lower volume of better apparel sales in the current period and the effects of the initial shipments of l.e.i. product to Walmart near the end of the prior period. Inventory decreased more in the current period due to a reduction in footwear inventories due to better inventory management and the liquidation of the discontinued Erika product line. Accounts payable decreased more in the current period primarily due to the timing of inventory payments and the reclassification of $20.9 million of amounts previously reported as accounts payable to short-term borrowings as a result of our computerized payable settlement arrangements.

        Cash flows from investing activities used $29.1 million and $51.4 million in the first fiscal six months of 2009 and 2008, respectively, primarily for the purchases of property and equipment and our investments in GRI. Investments in property and equipment have been reduced in the current year in response to the current economic environment.

        Cash flows from financing activities used $271.6 million and $25.7 million in the first fiscal six months of 2009 and 2008, respectively, with the difference primarily due to the repurchase of a portion of our 2009 Notes and costs related to a new three-year secured revolving credit agreement. A net increase in short-term borrowings (from third-party intermediary advances to our contractors under our computerized payable settlement arrangements) was offset by a reduction in dividend payments as compared with the prior period.

        On April 1, 2009, we commenced a cash tender offer to purchase any and all of our outstanding 2009 Notes, as well as a consent solicitation to amend the indenture governing our outstanding 2009 Notes, our 5.125% Senior Notes due 2014 and our 6.125% Senior Notes due 2034. The purpose of the consent solicitation was to receive the consent of holders of at least a majority in principal amount of the Notes outstanding for proposed amendments to the Indenture to provide for a carveout to the lien covenant, for liens incurred in connection with the new senior secured credit facility described above. We received the Required Consents on April 15, 2009; consequently, the Amendments became operative upon payment of the consent fee to each validly consenting holder of the Notes, and are binding on all holders, including non-consenting holders of Notes. The consideration for each $1,000 principal amount of 2009 Notes validly tendered and not withdrawn pursuant to the tender offer was $980, and the consent fee for each $1,000 principal amount of Notes with respect to which holders validly delivered and did not revoke their consent pursuant to the consent solicitation was $20.

        Under the tender offer, we repurchased a total of $242.5 million of our outstanding 2009 Notes for a payment of $237.7 million, resulting in a loss on debt extinguishment of $1.9 million after fees and related expenses. We also paid $12.9 million in consent fees and $1.8 million of related costs, of which $8.0 million will be amortized over the life of the remaining related Notes as additional interest expense.

        We repurchased no common stock during the first fiscal six months of 2009 and 2008. As of July 4, 2009, $304.1 million of Board authorized repurchases was still available. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition.

        Prior to May 2009, we had a revolving credit agreement with several lending institutions to borrow an aggregate principal amount of up to $600 million (which was reduced from $750 million on January 5, 2009). This agreement could be used for letters of credit or cash borrowings. In May 2009, we replaced this revolving credit facility and our C$10.0 million unsecured line of credit in Canada with a new three-year $650 million secured revolving credit agreement. Under the New Credit Facility, up to the entire amount of the facility is available for cash borrowings, with up to $400 million available for trade letters of credit and up to $50 million for standby letters of credit, and a subfacility available to our Canadian subsidiaries of up to $25 million for letters of credit and borrowings. Borrowings under the New Credit Facility may be used to refinance existing indebtedness, to repay our 2009 Notes, and for general corporate purposes in the ordinary course of business. Such borrowings bear interest either based on the alternate base rate, as defined in the New Credit Facility, or based on Eurocurrency rates, each with a margin that depends on the availability remaining under the New Credit Facility. The New Credit Facility contains customary events of default.

        Availability under the New Credit Facility is determined in reference to a borrowing base consisting of a percentage of eligible inventory, accounts receivable, credit card receivables and licensee receivables, minus reserves determined by the joint collateral agents. At July 4, 2009, we had no cash borrowings and $49.6 million of letters of credit outstanding, and our remaining availability was $400.3 million. If availability under the New Credit Facility falls below a stated level, we will be required to comply with a minimum fixed charge coverage ratio. The New Credit Facility also contains affirmative and negative covenants that, among other things, will limit or restrict our ability to (1) incur indebtedness, (2) create liens, (3) merge, consolidate, liquidate or dissolve, (4) make investments (including acquisitions), loans or advances, (5) sell assets, (6) enter into sale and leaseback transactions, (7) enter into swap agreements, (8) make certain restricted payments (including dividends and other payments in respect of capital stock), (9) enter into transactions with affiliates, (10) enter into restrictive agreements, and (11) amend material documents. The New Credit Facility is secured by a first priority lien on substantially all of our personal property.

        As a result of the amendments to our prior revolving credit facility on January 5, 2009, Standard & Poor's downgraded our senior unsecured debt ratings from BB- to B+ on January 6, 2009 and Moody's downgraded our senior unsecured debt ratings from Ba2 to Ba3 on January 8, 2009. Under the New Credit Facility, our fees and interest rates are no longer affected by our credit rating, so further changes to our ratings will not increase our borrowing costs. However, any future downgrades could affect our ability to obtain additional funding sources.

        On July 29, 2009, we announced that our Board of Directors had declared a quarterly cash dividend of $0.05 per share to all common stockholders of record as of August 14, 2009 for payment on August 28, 2009.

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

        Due to the current and expected future economic conditions in the United States, we may experience increased risk related to the collectibility of our accounts receivable, and we may increase our provision for doubtful accounts in the future should any of our wholesale customers experience significant financial difficulties. If such conditions lead to defaults that are individually or cumulatively significant, we could experience a material adverse impact on our financial condition, results of operations and/or liquidity.

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

New Accounting Standards

        In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This Staff Position is effective for interim reporting periods ending after June 15, 2009, and its requirements are reflected herein.

        In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This Staff Position is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this Staff Position did not have an effect on our operations.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." SFAS No. 165 establishes principles and requirements for subsequent events, which are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and is to be applied prospectively. The adoption of SFAS No. 165 did not have a material impact on our results of operations or our financial position.

        In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140." The objective of SFAS No. 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. SFAS No. 166 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of SFAS No. 166 are to be applied to transfers that occur on or after the effective date. The adoption of SFAS No. 166 is not expected to have a material impact on our results of operations or our financial position.

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." SFAS No. 167 amends FASB Interpretation 46(R) to require an enterprise to perform an analysis to determine whether an enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and has the obligation to absorb losses of or the right to receive benefits from the entity. SFAS No. 167 also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of SFAS No. 167 is not expected to have a material impact on our results of operations or our financial position.

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" (also issued as Accounting Standards Update No. 2009-01). SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 is not expected to have a material impact on our results of operations or our financial position.

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

        The primary interest rate exposures on floating rate financing arrangements are with respect to United States and Canadian short-term interest rates. We had $650.0 million in variable rate credit facilities available at July 4, 2009, under which no cash borrowings were outstanding at July 4, 2009.

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

        We have made changes to our internal controls and procedures over financial reporting to address the implementation of SAP, an enterprise resource planning ("ERP") system. SAP will integrate our operational and financial systems and expand the functionality of our financial reporting processes. We began the process of implementing SAP throughout Jones Apparel Group, Inc. and our consolidated subsidiaries during the fourth quarter of 2006. During the second fiscal quarter of 2009, no additional businesses were converted to this system. We have adequately controlled the transition to the new processes and controls, with no negative impact to our internal control environment. We expect to continue the implementation of this system to all locations over a multi-year period. As the phased implementation occurs, we will experience changes in internal control over financial reporting each quarter. We expect this ERP system to further advance our control environment by automating manual processes, improving management visibility and standardizing processes as its full capabilities are utilized.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        We have been named as a defendant in various actions and proceedings arising from our ordinary business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in our opinion, any such liability will not have a material adverse financial effect on us.

Item 4. Submission of Matters to a Vote of Securities Holders

        The 2009 Annual Meeting of Stockholders was held on May 20, 2009. The proposals submitted to the vote of the stockholders and the results of the votes were as follows:

	For	Against	Abstain	Broker Non-Votes
Election of Directors
Wesley R. Card	76,978,240	1,018,047	66,988	*
Sidney Kimmel	75,593,268	2,398,808	71,199	*
Matthew H. Kamens	71,749,257	6,244,226	69,792	*
J. Robert Kerrey	70,704,958	7,310,953	47,364	*
Ann N. Reese	71,758,257	6,242,984	62,034	*
Gerald C. Crotty	71,332,703	6,680,928	49,644	*
Lowell W. Robinson	71,491,573	6,524,116	47,586	*
Donna F. Zarcone	76,390,982	1,622,346	49,947	*
Robert L. Mettler	76,870,960	1,122,083	70,232	*
Margaret H. Georgiadis	76,908,467	1,103,710	51,098	*
Ratification of the selection of BDO Seidman, LLP as our independent registered public accountants for 2009	77,320,411	705,066	37,798	*
Approval of Jones Apparel Group, Inc. 2009 Long Term Incentive Plan	65,505,345	6,357,571	56,039	6,144,320
Shareholder proposal regarding advisory vote on executive compensation	45,458,869	26,257,175	202,911	6,144,320

_____________
*Not Applicable

Item 5. Other information

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

JONES APPAREL GROUP, INC.
(Registrant)

Date: July 30, 2009	By /s/ Wesley R. Card WESLEY R. CARD President and Chief Executive Officer By /s/ John T. McClain JOHN T. McCLAIN Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1*	Amendment No. 1, dated as of June 2, 2009, to Buying Agency Agreement between Nine West Footwear Corporation and Bentley HSTE Far East Services Limited.
31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32[o]	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________
* Filed herewith.
o Furnished herewith.