Form 10-K
period 2009-12-31
JONES APPAREL GROUP INC
filed 2010-02-16
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission file number 1-10746

JONES APPAREL GROUP, INC.
 (Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	06-0935166 (I.R.S. Employer Identification No.)

1411 Broadway New York, New York (Address of principal executive offices)	10018 (Zip Code)

Registrant's telephone number, including area code: (212) 642-3860

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.01 par value	Name of each exchange on which registered New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [X] Yes [  ] No

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [  ] No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

        The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the registrant's common stock as reported on the New York Stock Exchange composite tape on July 4, 2009, was approximately $832,272,057.

        As of February 15, 2010, 87,191,271 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:

Document	Part
Those portions of the registrant's proxy statement for the registrant's 2010 Annual Meeting of Stockholders (the "Proxy Statement") that are specifically identified herein as incorporated by reference into this Form 10-K.	III

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

  the tightening of the credit markets and our ability to obtain capital on satisfactory terms;

  given the uncertain economic environment, the possible unwillingness of committed lenders to meet their obligations to lend to borrowers, in general;

  the performance of our products within the prevailing retail environment;

  customer acceptance of both new designs and newly-introduced product lines;

  our reliance on a few department store groups for large portions of our business;

  our ability to identify acquisition candidates and, in a competitive environment for such acquisitions, acquire such businesses on reasonable financial and other terms;

  the integration of the organizations and operations of any acquired business into our existing organization and operations;

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

PART I

ITEM 1. BUSINESS

General

        We are a leading designer, marketer and wholesaler of branded apparel, footwear and accessories.  We also market directly to consumers through our chain of specialty retail and value-based stores and through our e-commerce web sites.  Our nationally recognized brands include Jones New York, Nine West, Anne Klein, Gloria Vanderbilt, Kasper, Bandolino, Easy Spirit, Evan-Picone, l.e.i., Energie, Enzo Angiolini, Joan & David, Mootsies Tootsies, Sam & Libby, Napier, Judith Jack, Albert Nipon and Le Suit.  We also market costume jewelry under the Givenchy brand licensed from Givenchy Corporation, women's footwear under the Dockers(R) and Dockers(R) Women brands and infants', toddlers' and boys' footwear (excluding girls' footwear) under the Dockers(R) and Dockers(R) Premium brands, licensed from Levi Strauss & Co., apparel and accessories under the Rachel Roy brand licensed from Rachel Roy IP Company, LLC (a limited liability company in which we own a fifty percent interest) and Jessica Simpson jeanswear licensed from VCJS, LLC.  Each brand is differentiated by its own distinctive styling, pricing strategy, distribution channel and target consumer.  We contract for the manufacture of our products through a worldwide network of quality manufacturers.  We have capitalized on our nationally known brand names by entering into various licenses for several of our trademarks, including Jones New York, Anne Klein New York, Nine West, Gloria Vanderbilt, l.e.i. and Evan-Picone, with select manufacturers of women's and men's products which we do not manufacture.  For more than 30 years, we have built a reputation for excellence in product quality and value, and in operational execution.

Recent Developments

        On February 4, 2010, we announced that we had acquired Moda Nicola International, LLC ("MNI"), owner of the Robert Rodriguez Collection, a privately held designer, marketer and wholesaler of women's contemporary eveningwear and sportswear. MNI generated net revenues of approximately $17 million for the year ended December 31, 2009.

Operating Segments

        Our operations are comprised of five revenue-generating segments: wholesale better apparel, wholesale jeanswear, wholesale footwear and accessories, retail and licensing. We identify operating segments based on, among other things, the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels, our own retail locations and several e-commerce web sites that we operate and, for licensing, as a percentage of revenues for items sold by our licensees under our trademarks. See "Business Segment and Geographic Area Information" in the Notes to Consolidated Financial Statements.

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

        The following table summarizes selected aspects of the products sold under both our brands and licensed brands:

Group	Category	Products	Brand	Product Classification	Retail Price Points
Jones New York	Better	Skirts, blouses, pants, jackets, sweaters, jeanswear, suits, dresses, casual tops, outerwear, shorts	Jones New York Jones New York Signature Jones New York Sport Jones Jeans Jones New York Dress Jones New York Suit Jones Wear Jones & Co Jones Studio	Career Lifestyle Lifestyle Lifestyle Dresses Suits Dresses Career Dresses	$32 - $446 $20 - $209 $20 - $159 $36 - $59 $49 - $278 $89 - $320 $70 - $120 $39 - $119 $50 - $70
Nine West	Better	Skirts, blouses, pants, jackets, sweaters, suits, dresses, outerwear, shorts, casual tops, jeanswear	Nine West Nine West Dress Nine West Suits Nine West Denim	Career Dresses Suits Lifestyle	$20 - $309 $99 - $225 $139 - $264 $30 - $99
Anne Klein	Bridge	Skirts, blouses, pants, jackets, sweaters, dresses	Anne Klein New York	Lifestyle	$95 - $2,400
Anne Klein	Better	Skirts, blouses, pants, jackets, sweaters, vests, dresses, casual tops, jeanswear	AK Anne Klein AK Sport Anne Klein Dress Anne Klein Suit Anne Klein Denim	Lifestyle Lifestyle Dresses Suits Lifestyle	$24 - $375 $29 - $169 $128 - $287 $275 - $360 $22 - $99
Rachel Roy	Designer	Skirts, blouses, pants, jackets, sweaters, dresses, outerwear, accessories	Rachel Roy New York	Designer	$185 - $4,995
	Better	Skirts, blouses, pants, jackets, sweaters, dresses	Rachel Rachel Roy	Lifestyle	$39 - $250
Other	Bridge	Suits	Albert Nipon	Suits	$280 - $520
Other	Better	Skirts, blouses, pants, jackets, sweaters, suits, dresses	Kasper Evan-Picone Le Suit Rena Rowan	Suits, Dresses, Sportswear Suits, Dresses Suits Dresses	$29 - $320 $40 - $240 $176 - $240 $68 - $158

Wholesale Jeanswear

        Our brands cover a broad array of categories for the women's, juniors and girls markets. Within those brands, our product classifications include jeanswear, casual sportswear and dresses, with a focus on fit, fabric and finish. Jeanswear and casual sportswear are designed and marketed as individual items of jeans, skirts, pants, shorts, jackets, casual tops, sweaters and related accessories which, while sold as separates, can be combined with each other and with certain of our wholesale better products into groups termed "lifestyle collection" that are designed to be worn together. New collections are introduced in the four principal selling seasons - Spring, Summer, Fall and Holiday. Each season is comprised of a series of individual items or groups which have scheduled shipment dates to ensure a fresh flow of goods to the retail floor. In addition, certain brands offer key item styles, which are less seasonal in nature, on a replenishment basis (which ship generally within five days from receipt of order).

        The following table summarizes selected aspects of the products sold under our brands:

Group	Products	Brand	Product Classification	Retail Price Points
Jones New York	Skirts, blouses, pants, jackets, sweaters, casual tops, dresses	Jones Wear	Collection Sportswear	$40 - $100
Gloria Vanderbilt	Skirts, blouses, shorts, jackets, sweaters, jeanswear, capris, casual tops	Gloria Vanderbilt	Casual Sportswear	$12 - $48
l.e.i.	Skirts, shorts, jeanswear, capris, casual tops	l.e.i.	Casual Sportswear	$8 - $20
Energie	Skirts, shorts, jackets, sweaters, jeanswear, casual tops	Energie	Casual Sportswear	$6 - $48
Other	Skirts, blouses, pants, jackets, sweaters, jeanswear, dresses, casual tops and bottoms	Evan-Picone Bandolino Blu GLO/GLO Girls Grane	Collection Sportswear Casual Sportswear Casual Sportswear Casual Sportswear	$10 - $44

        In January 2010, we entered into a sub-license agreement with VCJS LLC ("VCJS") to design, develop, produce and distribute in the United States, Mexico and Canada Jessica Simpson jeanswear under the Jessica Simpson (signature) trademark which VCJS licenses from With You, Inc. ("WYI"). For more information, see "Licensed Brands."

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

Wholesale Footwear and Accessories

        Our wholesale footwear and accessories operations include the sale of both brand name and private label footwear, handbags, small leather goods and costume, semi-precious, sterling silver, and marcasite jewelry. The following table summarizes selected aspects of the products sold under both our brands and licensed brands:

Footwear
Retail Price Points
Category	Brand	Product Classification	Shoes	Boots
Bridge	Joan & David	Sophisticated Classics	$129 - $250	$250 - $375
Better	Nine West Nine West Kids Enzo Angiolini AK Anne Klein Circa Joan & David Boutique 9 Rachel Rachel Roy	Contemporary Children's Sophisticated Classics Modern Classics Sophisticated Classics Contemporary Contemporary	$39 - $159 $30 -$45 $59 - $130 $49 - $89 $49 - $129 $59 - $180 $89 - $129	$79 - $209 $45 - $49 $99 - $225 $89 - $179 $99 - $199 $160 - $325 $109 - $199
Upper Moderate	Bandolino Easy Spirit	Modern Classics Comfort/Fit, Active, Sport/Casuals	$29 - $79 $28 - $89	$79 - $169 $69 - $129
Moderate	Nine & Company Mootsies Tootsies Mootsies Tootsies Kids Sam & Libby Sam & Libby Kids Dockers(R) Women Dockers(R) Boys	Contemporary Lifestyle Children's Contemporary Children's Lifestyle Children's	$40 - $70 $30 - $55 $30 - $35 $40 - $60 $30 - $35 $40 - $65 $45 - $48	$120 $60 - $70 $40 $50 - $90 $35 - $40 $65 - $75 $45 - $60

Accessories
Category	Brand	Product Classification	Retail Price Points
Bridge	Judith Jack	Marcasite and Sterling Silver Jewelry	$45 - $417
Better	AK Anne Klein Nine West Givenchy Rachel Rachel Roy Bandolino Evan-Picone	Handbags and Costume Jewelry Handbags, Small Leather Goods and Costume Jewelry Costume and Fashion Jewelry Handbags and Costume Jewelry Handbags Handbags	$18 - $178 $14 - $199 $10 - $250 $22 - $195 $64 - $98 $44 - $58
Moderate	Nine & Company Napier l.e.i.	Handbags, Small Leather Goods and Costume Jewelry Costume Jewelry Costume Jewelry	$12 - $69 $8 - $48 $5 - $7

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

        We began 2009 with 1,017 retail locations and had a net decrease of 79 locations to end the year with 938 locations. During 2009, we decided to close approximately 265 underperforming retail locations by the end of 2010, of which 99 closed during the year. The majority of the locations identified for closing are mall-based specialty retail stores, allowing us to focus more on our outlet stores.

        Specialty Retail Stores. At December 31, 2009, we operated a total of 321 specialty retail stores. These stores sell either footwear and accessories or apparel (or a combination of these products) primarily under their respective brand names. Our Nine West, Easy Spirit, Bandolino and AK Anne Klein retail stores offer selections of exclusive products not marketed to our wholesale customers. Our multibranded ShoeWoo specialty stores offer selections from many of our brand names. Specialty retail stores may also sell products licensed by us, including belts, legwear, outerwear, watches and sunglasses.

        The following table summarizes selected aspects of our specialty retail stores at December 31, 2009. Of these stores, 317 are located within the United States and its territories and four are located in Canada.

			Retail Price Points				Average store size (sq. ft.)
Store type	Number of locations	Brands offered	Shoes and Boots	Accessories	Apparel	Type of locations
Nine West	185	Primarily Nine West	$39 -$325	$6 - $525	$115 - $145	Upscale and regional malls and urban retail centers	1,593
Easy Spirit	83	Primarily Easy Spirit	$20 - $189	$5 - $59	$59 - $109	Upscale and regional malls and urban retail centers	1,421
Bandolino	39	Primarily Bandolino	$29 - $169	$25 - $89	-	Urban retail locations and regional malls	1,396

			Retail Price Points				Average store size (sq. ft.)
Store type	Number of locations	Brands offered	Shoes and Boots	Accessories	Apparel	Type of locations
AK Anne Klein	6	Anne Klein	$49 - $189	$22 - $248	-	Upscale urban retail locations and regional malls	1,308
Apparel	4	Various	-	-	$18 - $737	Urban retail locations and regional malls	5,123
ShoeWoo	4	Various	$39 - $375	$7 - $225	---	Urban retail locations	2,623

        Outlet Stores. At December 31, 2009, we operated a total of 617 outlet stores. Our shoe stores focus on breadth of product line, as well as value pricing, and offer a distribution channel for our residual inventories. The majority of the shoe stores' merchandise consists of new production of current and proven prior season's styles, with the remainder of the merchandise consisting of discontinued styles from our specialty retail footwear stores and wholesale divisions. The apparel stores focus on breadth of product line and value pricing. In addition to our brand name merchandise, these stores also sell merchandise produced by our licensees.

        The following table summarizes selected aspects of our outlet stores at December 31, 2009. Of these stores, 584 are located within the United States and its territories and 33 are located in Canada.

Store type	Number of locations	Brands offered	Type of locations	Average store size (sq. ft.)
Nine West	198	Primarily Nine West	Manufacturer outlet centers	2,947
Jones New York	170	Primarily Jones New York and Jones New York Sport	Manufacturer outlet centers	3,795
Easy Spirit	115	Primarily Easy Spirit	Manufacturer outlet centers	3,369
Kasper	84	Primarily Kasper	Manufacturer outlet centers	2,636
Anne Klein	49	Primarily Anne Klein	Manufacturer outlet centers	2,686

        Internet. At December 31, 2009, we operated e-commerce web sites at www.jny.com, www.ninewest.com, www.easyspirit.com, www.bandolino.com, www.anneklein.com and www.rachelroy.com. Through these web sites, we market either footwear and accessories, apparel or a combination of these products, primarily under their respective brand names. The selection of products is substantially consistent with the product offerings in our corresponding retail store concepts. Our e-commerce systems allow us to fulfill customer orders from inventory at our retail store locations if the items are not available at our distribution center.

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

        We have an exclusive license to produce and sell women's footwear under the Dockers(R) and Dockers(R) Women trademarks in the United States (including its territories and possessions) pursuant to an agreement with Levi Strauss & Co. The agreement, which expires on December 31, 2011, requires us to pay a percentage of net sales against guaranteed minimum royalty and advertising payments as set forth in the agreement. In early 2009, we signed a similar agreement with Levi Strauss & Co., which gives us an exclusive license to produce and sell infants', toddlers' and boys' footwear (excluding girls' footwear) under the Dockers(R) and Dockers(R) Premium trademarks in the United States (including its territories and possessions). This agreement also expires on December 31, 2011.

        We have an exclusive license with New Balance Athletic Shoe, Inc. and its affiliate New Balance Licensing, LLC (together, "New Balance") to create and distribute, in the United States and certain other countries, a fashion-lifestyle footwear collection label that brings together New Balance's innovative performance and materials technology with Nine West's fashion styling. The agreement, which expires on December 31, 2010, requires us to pay a percentage of net sales as set forth in the agreement. Manufacturing and production for the collection is split between the companies: New Balance is responsible for the innovative material direction, casual and athletic footwear styling and insole technology while Nine West is responsible for fashion footwear, soft-tech styling and color. This effort is supported by an integrated marketing campaign, including public relations, events, and a combination of digital and traditional media.

        We have an exclusive, worldwide license with Rachel Roy IP Company, LLC, a limited liability company in which we own a fifty percent interest, to create, market, and distribute women's apparel, footwear, handbags, small leather goods and costume jewelry under the Rachel Roy, Rachel Roy New York, and RR & Design trademarks and variations and derivatives thereof including Rachel Roy Signature and Rachel Rachel Roy. The agreement, which remains in force as long as we remain in business and continue to exploit the rights granted to us thereunder, requires us to pay a percentage of net sales as royalty payments as set forth in the agreement.

        In January 2010, we entered into a sub-license agreement with VCJS to design, develop, produce and distribute in the United States, Mexico and Canada Jessica Simpson jeanswear under the Jessica Simpson (signature) trademark which VCJS licenses from WYI. The agreement, which expires on December 31, 2014 (October 15, 2014 if the master license between WYI and VCJS is not renewed), requires us to pay a percentage of net sales against guaranteed minimum royalty and pooled marketing fee payments as set forth in the agreement. The agreement contains renewal options under certain conditions through December 31, 2023.

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

        For most sportswear lines, we will develop several groups in a season. A group typically consists of an assortment of skirts, pants, jeans, shorts, jackets, blouses, sweaters, t-shirts and various accessories. We believe that we are able to reduce design risks because we often will not have started cutting fabrics until we are within the first few weeks of a major selling season. Since different styles within a group often use the same fabric, we can redistribute styles and, in some cases, colors, to fit current market demand. We also have a key item replenishment program for certain lines which consists of core products that reflect little variation from season to season.

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

        In accordance with standard industry practices for licensed products, we have the right to approve the concepts and designs of all products produced and distributed by our licensees. Similarly, Givenchy and Levi Strauss & Co. also provide design services to us for our licensed products and have the right to approve our designs for the Givenchy and Dockers(R) product lines, respectively. Under the New Balance license, we have the right to approve the concepts, designs, prototypes, samples and packaging materials produced by New Balance, and New Balance has similar rights to approve the concepts, designs, prototypes, samples and packaging materials produced by us.

Manufacturing and Quality Control

Apparel

        Apparel sold by us is produced in accordance with our design, specification and production schedules through an extensive network of independent factories located throughout the world, primarily in Asia, with additional denim production located in the Middle East and Africa. Nearly all our apparel products were manufactured outside North America during 2009. Our apparel products are manufactured according to plans prepared each year which reflect prior years' experience, current fashion trends, economic conditions and management estimates of a line's performance.

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

        Our comprehensive quality control program is designed to ensure that raw materials and finished goods meet our exacting standards. Fabrics and trims for garments manufactured are inspected by either independent inspection services or by our contractors upon receipt in their warehouses, and most production is inspected by our quality control personnel during the manufacturing process. Our quality control program includes inspection of both prototypes of each garment prior to cutting by the contractors and a sampling of production garments upon receipt at our warehouse facilities to ensure compliance with our specifications.

        Our foreign manufacturers' operations are primarily monitored by our personnel located in Hong Kong and the Middle East, buying agents located in other countries and independent contractors and inspection services. Finished goods are generally shipped to our warehouses for final inspection and distribution.

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

Footwear and Accessories

        To provide a steady source of inventory, we rely on long-standing relationships with manufacturers in Asia. We work through independent buying agents for footwear and jewelry and our own offices for handbags and small leather goods. While we worked through our own offices for jewelry during most of 2009, we have made the decision to work through an independent buying agent for our jewelry business in the future. We do not have formal purchase agreements with any of our manufacturers. Allocation of production among our manufacturing resources is determined based upon a number of factors, including manufacturing capabilities, delivery requirements and pricing.

        During 2009, nearly all our footwear products were manufactured by independent footwear manufacturers located in Asia (primarily China). Our handbags and small leather goods are sourced through our own buying office in China, which utilizes independent third party manufacturers also located primarily in China. Our products have historically been purchased in pre-set United States dollar prices. To date, we generally have not been materially adversely affected by fluctuations in exchange rates. However, a substantial decline of the United States dollar against major world currencies, coupled with higher labor costs being experienced by some of our foreign manufacturers, primarily in China, could cause our manufacturing costs to rise.

        For footwear, quality control reviews are done on-site in the factories by our third-party buying agents primarily to ensure that material and component qualities and fit of the product are in accordance with our specifications. For handbags and small leather goods, quality control reviews are done on-site in the factories by our own locally-based inspection technicians. In conjunction with our change to a buying agent for our jewelry products, quality control reviews of our jewelry products are now done on-site in the factories by our third-party buying agent. Our quality control program includes approval of prototypes, as well as approval of final production samples to ensure they meet our high standards. In addition, our footwear and accessories products are tested for compliance with applicable consumer product safety laws and regulations, including California Proposition 65.

        We believe that our relationships with our Chinese manufacturers provide us with a responsive and adequate source of supply of our products. We also believe that purchasing a significant percentage of our products through independent third-party manufacturers in China allows us to maximize production flexibility while limiting our capital expenditures, work-in-process inventory and costs of managing a larger production work force. Because of sophisticated footwear manufacturing techniques, individual production lines can be quickly changed from one style to another, and production of certain styles can be completed in as few as four hours, from uncut leather to boxed footwear.

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

        During 2009, our jewelry products were manufactured primarily by independently-owned jewelry manufacturers in Asia. Sourcing the majority of our products from third-party manufacturers enables us to better control costs and avoid significant capital expenditures, work in process inventory, and costs of managing a larger production workforce. Our products have historically been purchased from Asian manufacturers in pre-set United States dollar prices. To date, we generally have not been materially adversely affected by fluctuations in exchange rates. However, a substantial decline of the United States dollar against major world currencies, coupled with higher labor costs being experienced by some of our foreign manufacturers, primarily in China, could cause our manufacturing costs to rise.

        Forecasts for basic jewelry products are produced on a rolling 12-week basis and are adjusted based on point of sale information from retailers. Manufacturing of fashion jewelry products is based on marketing forecasts and sales plans; actual orders are received several weeks after such forecasts are produced.

        During 2009, we discontinued our jewelry manufacturing operations in Rhode Island. This operation was used to satisfy demand for products manufactured domestically (such as cosmetic containers) and to provide samples, prototypes and small quantities of test merchandise. We have either discontinued or outsourced these functions, and this action will not have a material adverse effect on our jewelry business.

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

Marketing

        Our ten largest customer groups, principally department stores, accounted for approximately 60% of gross revenues in 2009. Macy's, Inc. ("Macy's"), our largest customer in 2009, accounted for 21% of our 2009 gross revenues.

        We believe that several significant trends are occurring in the women's apparel, footwear and accessories industry. We believe a trend exists among our major customers to expand the differentiation of their offerings and to achieve strategic advantages over competitors by devoting more resources to the development of exclusive products - whether products that the retailer designs (private labels) or exclusive brands produced for the retailer by national brand manufacturers. Retailers are placing more emphasis on developing their brand images and building strong images for their private label merchandise. Exclusive brands, as the term implies, are only available from a specific retailer, and thus customers loyal to these brands can only find them in the stores of that retailer. We have responded to this trend by leveraging our design, production and marketing capabilities to develop and provide private label products for certain customers and products under certain of our brands to select customers, such as providing l.e.i. products exclusively to Wal-Mart Stores Inc. ("Walmart"), Rachel Rachel Roy products exclusively to Macy's and, beginning in 2010, GLO products exclusively to Kmart Corporation ("Kmart"). While the private label lines compete directly with our product lines and may receive more prominent positioning on the retail floor by department stores, creating more competition, we believe that national brands are often preferred by the consumer.

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

        We also believe that consumers will continue to increase their purchasing of apparel, footwear and accessories through e-commerce web sites. Through our e-commerce web sites, we market either footwear and accessories, apparel or a combination of these products, primarily under their respective brand names. The selection of products is substantially consistent with the product offerings in our corresponding retail store concepts. Our e-commerce systems allow us to fulfill customer orders from inventory at our retail store locations if the items are not available at our distribution center.

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

        We introduce new collections of footwear six times per year and showcase our footwear collections at industry-wide shoe shows, held quarterly in New York City and semi-annually in Las Vegas. We introduce new handbag and small leather goods collections at market shows that occur five times each year in New York City. Jewelry products are marketed in New York City showrooms through individual customer appointments and at five industry-wide market shows each year. Retailers visit our showrooms at these times to view various product lines and merchandise.

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

        We work closely with our wholesale jewelry customers to create long-term sales programs, which include choosing among our diverse product lines and implementing sales programs at the store level. A team of sales representatives and sales managers monitors product performance against plan and are responsible for inventory management, using point-of-sale information to respond to shifts in consumer preferences. Management uses this information to adjust product mix and inventory requirements. In addition, field merchandising associates recommend how to display our products, assist with merchandising displays and educate store personnel about us and our products. Retailers are also provided with customized displays and store-level merchandising designed to maximize sales and inventory turnover. By providing retailers with in-store product management, we establish close relationships with retailers, allowing us to maximize product sales and increase floor space allocated to our product lines. We have also placed retail sales specialists in major department stores to support the sale of our Napier, Nine West, Givenchy and Judith Jack jewelry products.

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

        During 2009, we used several special programs to promote new product lines. We promoted the launch of our initial Rachel Rachel Roy collection in Macy's for Fall 2009 using a mix of social, digital, public relations, co-op and event marketing tactics, including our first pop-up store as well as a documentary shot by Douglas Keaves for Voguetv.com. We also promoted the launch of our Nine West Vintage America Collection of shoe, denim, handbag and belt products for Fall 2009 with a dedicated campaign which included the Vintage America Voices Contest, a national talent search to discover new singer/songwriter talent spearheaded by brand ambassador and singer/songwriter Miranda Lee Richards

        Given the strong recognition and brand loyalty already afforded our brands, we believe these campaigns will serve to further enhance and broaden our customer base. Our in-house creative services departments oversee the conception, production and execution of virtually all aspects of these activities. We also believe that our retail network promotes brand name recognition and supports the merchandising of complete lines by, and the marketing efforts of, our wholesale customers.

Backlog

        We had unfilled customer orders of approximately $1.1 billion at December 31, 2009 and $1.0 billion at December 31, 2008. These amounts include both confirmed and unconfirmed orders which we believe, based on industry practice and past experience, will be largely confirmed. The amount of unfilled orders at a particular time is affected by a number of factors, including the mix of product, the timing of the receipt and processing of customer orders and scheduling of the manufacture and shipping of the product, which in some instances is dependent on the desires of the customer. Backlog is also affected by a continuing trend among customers to reduce the lead time on their orders. Due to these factors, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Licensing of Company Brands

        We have entered into various license agreements under which independent licensees either manufacture, market and sell certain products under our trademarks in accordance with designs furnished or approved by us or distribute our products in certain countries where we do not do business. These licenses, the terms of which (not including renewals) expire at various dates through 2014, typically provide for the payment to us of a percentage of the licensee's net sales of the licensed products against guaranteed minimum royalty payments, which typically increase over the term of the agreement.

        The following table sets forth information with respect to select aspects of our licensing business:

Brand	Category
Jones New York	Men's Accessories, Cold Weather Accessories and Jewelry (U.S., Canada)
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
     Guatemala, Honduras, Indonesia, Ireland, Israel, Jamaica, Korea, Kuwait, Lebanon,
     Mexico, Netherlands Antilles, New Zealand, Nicaragua, Norway, Panama, Paraguay,
     Peru, Philippines, Qatar, Russia, Saudi Arabia, South Africa, Suriname, Sweden,
     Thailand, Trinidad, Turkey, United Arab Emirates, Uruguay, Venezuela)
Women's Costume Jewelry (Canada)
Women's Hats (U.S., Canada)
Women's Leather Outerwear (U.S.)
Women's Outerwear, Rainwear (U.S.)
Women's Wool Coats (U.S.)
Women's Outerwear, Wool Coats, Rainwear (Canada)
Women's Scarves, Wraps (U.S., Canada)
Women's Sleepwear, Loungewear, Daywear (U.S., Canada)
Women's Sunglasses (U.S., Canada)
Women's Umbrellas, Rain Accessories (U.S.)
Jones Wear	Women's Costume Jewelry (Canada) Women's Optical Eyewear (U.S.)
Albert Nipon	Men's Tailored Clothing (U.S.)
Evan-Picone	Men's Tailored Clothing (U.S.) Manufacturing and Wholesale Distribution Rights for Women's Sportswear (Japan)
Energie	Men's Denim and Sportswear and Footwear (U.S.) Boys' Denim and Sportswear (4-6x and 8-20) (U.S.)
Gloria Vanderbilt	Handbags (U.S.) Intimate Apparel, Sleepwear (U.S.)
GLO Jeans	Junior Outerwear (U.S.) Junior Handbags (U.S.) Junior Watches (U.S.)
GRANE	Junior Outerwear (U.S.)
Anne Klein New York and AK Anne Klein	Belts (U.S., Canada, Mexico, Bermuda)
Home Sewing Patterns (Worldwide)
Hosiery, Casual Legwear (U.S., Canada)
Outerwear, Wool Coats, Leather Outerwear, Rainwear (U.S., Canada)
Scarves, Cold Weather Accessories, Gloves (U.S., Canada)
Sunglasses, Optical Eyewear (Worldwide)
Watches (Worldwide)
Manufacturing and Wholesale and Retail Distribution Rights for Apparel (Japan)
Retail and Wholesale Distribution Rights for Handbags, non-exclusive retail rights for
     Footwear (Japan)
Sublicensed Wholesale and Retail Distribution Rights for Scarves, Towels, Jewelry (Japan)
Manufacturing and Wholesale and Retail Distribution Rights for Apparel, Handbags, &
     Accessories, non-exclusive retail rights for Footwear (Korea)
Manufacturing and Wholesale Distribution rights for Scarves, Handkerchiefs, Cold Weather

Brand	Category
Accessories & Umbrellas (Korea)
Retail and Wholesale Distribution Rights for Apparel (Central America, South America,
     Caribbean, Dominican Republic)
Retail Rights for Belts, Eyewear, Coats, Sleepwear, Socks, Scarves, Swimwear, Fragrances
     and Cosmetics if any such items are made available in the Territory, non-exclusive rights for
     Footwear, Handbags, Jewelry & Watches (Central America, South America, Caribbean,
     Dominican Republic)
Retail Rights for Apparel, Belts, Sunglasses, Coats, Socks, Scarves, Swimwear, as well as
     Sleepwear, Fragrances if such items are made available in the Territory, non-exclusive rights for Footwear, Handbags Jewelry & Watches (Saudi Arabia)
Retail and Wholesale Distribution Rights for Apparel, Belts, Sunglasses, Coats, Socks, Scarves,
     Swimwear, as well as Sleepwear, Fragrances if such items are made available in the Territory,
     Footwear, Handbags, Jewelry & non-exclusive retail rights for Watches (China, Hong Kong,
     Indonesia, Macau, Malaysia, Singapore, Taiwan, Thailand)
Retail Distribution Rights for Apparel, Belts, Small Leather Goods, Scarves, Sleepwear, Watches
and Socks, non-exclusive rights for Footwear, Handbags & Jewelry (Philippines)
Anne Klein Coat	Outerwear, Wool Coats, Leather Outerwear, Rainwear (U.S., Canada)
A|Line	Sunglasses, Optical Eyewear (U.S.)
Nine West	Belts (U.S., Canada)
Casual Legwear (U.S., Canada)
Gloves, Cold Weather Accessories (U.S., Canada)
Hats (U.S., Canada)
Leather, Wool, Casual Outerwear, Rainwear (U.S., Canada, Spain)
Luggage (U.S., Canada)
Optical Eyewear (U.S., Canada, China, Mexico)
Sunglasses (U.S., Canada, Spain)
Manufacturing, Retail and Wholesale Distribution Rights for Apparel. Retail rights for Belts, Cold
     Weather Accessories, Hats, Luggage, Sunglasses, Coats, Legwear, Scarves, as well as
     Sleepwear, Swimwear, Fragrances and Cosmetics if such items are made available in the
     Territory, Footwear, Handbags, Jewelry & non-exclusive retail rights for Watches (China,
Hong Kong, Macau, Malaysia, Singapore, Taiwan, Thailand)
Nine & Company	Intimate Apparel, Sleepwear (U.S.) Sunglasses (U.S.) Belts (U.S.) Gloves, Cold Weather Accessories (U.S.)
l.e.i.	Juniors' and Girls' Scarves, Hats, Hair Accessories, Gloves, Cold Weather Accessories (U.S.,
     Canada)
Juniors' and Girls' Intimate Apparel (U.S., Canada)
Juniors' and Girls' Sunglasses (U.S., Canada)
Juniors' and Girls' Casual Legwear (U.S.)
Juniors' and Girls' Footwear (U.S., Canada)
Juniors' and Girls' Handbags, Belts (U.S., Canada)
Juniors' and Girls' Optical Eyewear (U.S., Canada, Mexico)
Easy Spirit	Slippers (U.S., Canada)
Enzo Angiolini	Sunglasses (U.S.)
Joan & David	Manufacturing and Retail Distribution Rights for Apparel, Footwear, Handbags (China, Hong Kong, Korea, Macau, Malaysia, Philippines, Singapore, Taiwan, Thailand)

Brand	Category
International footwear and accessories retail/wholesale distribution	Nine West and Enzo Angiolini retail locations (Bahrain, Kuwait, Oman, Qatar, the United
     Arab Emirates, Jordan, India) and AK Anne Klein and Anne Klein New York retail locations and wholesale distribution rights for AK Anne Klein and Anne Klein New York footwear and accessories (Bahrain, Kuwait, Oman, Qatar, the United Arab Emirates)
Nine West and AK Anne Klein retail locations (Saudi Arabia, Lebanon, Egypt)
Nine West and AK Anne Klein retail locations and wholesale distribution rights for Nine West,
     Anne Klein, Enzo Angiolini, Bandolino and Easy Spirit footwear and accessories and AK Anne
     Klein, Circa Joan & David, Sam & Libby and Mootsies Tootsies footwear (Belize, Colombia,
     Costa Rica, Ecuador, El Salvador, Guatemala, Honduras, Nicaragua, Panama, Venezuela, the
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
Nine West, AK Anne Klein, Enzo Angiolini and Westies retail locations, wholesale distribution rights for Nine West footwear and accessories and Enzo Angiolini, Westies and AK Anne Klein footwear, and manufacturing rights for Westies footwear (Mexico)
Retail locations for Nine West (Turkey, Romania, Kazakhstan Azerbaijan), AK Anne Klein (Turkey)
     and Enzo Angiolini (Turkey) and wholesale distribution rights for Enzo Angiolini, Circa Joan & David,
     Boutique 9 and AK Anne Klein footwear (Turkey)
Nine West, AK Anne Klein and Easy Spirit retail locations and wholesale distribution rights for Nine
     West, AK Anne Klein and Easy Spirit footwear and accessories (Israel)
Nine West, Bandolino and Easy Spirit retail locations, wholesale distribution rights for Nine West,
     Enzo Angiolini, Easy Spirit, Bandolino, Nine & Company and Westies footwear and accessories and
     AK Anne Klein, Circa Joan & David, Sam & Libby and Mootsies Tootsies footwear (Canada)
Nine West retail locations (the United Kingdom, Ireland, the Channel Islands) and wholesale distribution rights for Nine West and Easy Spirit footwear and accessories (the United Kingdom, Ireland, the
     Channel Islands)
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

Investment in GRI

        On June 20, 2008, we acquired a 10% equity interest in GRI, an international accessories and apparel brand management and retail-distribution network, for $20.2 million. On June 24, 2009, we increased our equity interest to 25% for an additional $15.2 million. The selling shareholders of GRI are entitled to receive an additional cash payment equaling 60% of the amount of GRI's fiscal year 2011 net income that exceeds a certain threshold. GRI, which (including its franchisees) operates approximately 800 points of sale in 12 Asian countries, is the exclusive licensee of several of our brands in Asia, including Nine West, Anne Klein New York, AK Anne Klein, Easy Spirit, Enzo Angiolini and Joan & David. GRI also distributes other women's apparel, shoes and accessory brands.

Trademarks

        We utilize a variety of trademarks which we own, including Jones New York, Jones New York Signature, Jones New York Sport, Jones New York Jeans, Jones Wear, Evan-Picone, Erika, Energie, Nine West, Easy Spirit, Enzo Angiolini, Bandolino, Nine & Company, Westies, Pappagallo, Joan & David, Mootsies Tootsies, Sam & Libby, Napier, Judith Jack, Gloria Vanderbilt, GLO, l.e.i., Anne Klein, Anne Klein New York, AK Anne Klein, Kasper, Le Suit, Grane, Boutique 9 and Jeanstar. We have registered or applied for registration for these and other trademarks for use on a variety of items of apparel, footwear, accessories and/or related products and, in some cases, for retail store services, in the United States and certain other countries. The expiration dates of the United States trademark registrations for our material registered trademarks are as follows, with our other registered foreign and domestic trademarks expiring at various dates through 2025. Certain brands such as Jones New York are sold under several related trademarks; in these instances, the range of expiration dates is provided. All marks are subject to renewal in the ordinary course of business if no third party successfully challenges such registrations and, in the case of domestic and certain foreign registrations, applicable use and related filing requirements for the goods and services covered by such registrations have been met.

Trademark	Expiration Dates	Trademark	Expiration Dates	Trademark	Expiration Dates
Jones New York	2012-2019	Nine & Company	2012-20156	Anne Klein	2010-2019
Jones New York Sport	2013	Napier	2019	Kasper	2011-2018
Evan-Picone	2011-2018	Judith Jack	2010-2012	Le Suit	2018
Nine West	2009-2020	Energie	2015-2018	Joan & David	2012-2019
Easy Spirit	2010-2019	Gloria Vanderbilt	2012-2017	Mootsies Tootsies	2010-2013
Enzo Angiolini	2010-2020	l.e.i.	2010-2019	Sam & Libby	2011-2017
Bandolino	2011-2017

        We carefully monitor trademark expiration dates to provide uninterrupted registration of our material trademarks. We also license the Givenchy, Dockers(R), Dockers(R) Women, Dockers(R) Premium, Rachel Roy, Rachel Roy New York, Rachel Rachel Roy, Rachel Roy Signature and Jessica Simpson jeanswear trademarks (see "Licensed Brands" above).

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

Employees

        At December 31, 2009, we had approximately 6,525 full-time employees. This total includes approximately 2,460 in quality control, production, design and distribution positions, approximately 1,870 in administrative, sales, clerical and office positions and approximately 2,195 in our retail stores. We also employ approximately 5,010 part-time employees, of which approximately 4,925 work in our retail stores.

        Approximately 70 of our employees located in Vaughan, Ontario are members of the Laundry and Linen Drivers and Industrial Workers Union, which has a collective bargaining agreement with us expiring on March 31, 2012. Approximately 30 of our employees located in New York, New York are members of UNITE HERE, which has a collective bargaining agreement that expires on May 31, 2010. Approximately 180 of our employees located in Socorro, Texas are members of UNITE HERE, which has a collective bargaining agreement that expires on October 31, 2012. We consider our relations with our employees to be satisfactory.

Corporate Responsibility Programs

Factory Monitoring
        We implemented a comprehensive monitoring program in 1996. Through independent agreements with domestic and foreign manufacturers that produce our products, we monitor compliance with the Jones Apparel Group Standards for Contractors and Suppliers ("JAG Standards"). Our monitoring program evaluates 100% of our global contract factories at least annually for approved factories, and more frequently for factories with major non-conformances. With 24 employees spread across five countries, our compliance staff is multi-lingual, with the majority holding a post-secondary education degree. In addition to our internal staff, we retain a number of recognized, unaffiliated third party workplace compliance audit firms to conduct factory audits on our behalf. In 2009, 933 audits were conducted, including 697 by third party auditors.

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

        To facilitate factories' understanding of our expectations and compliance requirements, we have in place the Jones Corporate Compliance Guidebook, a comprehensive guide to our compliance standards. The purpose of the guidebook is to provide suppliers with a detailed, informative and easy-to-follow reference of our expectations in the areas that we monitor. The Guidebook includes country-specific supplements, which contain an overview of the legal requirements unique to a country. To date, we have made the guidebook and supplements available in three languages - English, Chinese and Vietnamese.

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

        Since 2007, we have facilitated numerous training programs which include human resource management, health and safety, and managing employment relations. In 2009, we conducted 27 training sessions which were attended by 179 suppliers.

        In 2009, we introduced a Compliance Newsletter in China for our sourcing partners. The newsletter includes corporate social responsibility ("CSR") topics in focus, updates of laws and regulations and our monitoring program, as well as capacity-building events information. The quarterly newsletter serves as a supplementary communication channel with our suppliers. Ultimately, we believe that if we can help factories to build effective management systems, we can facilitate and empower factories to create sustainable solutions.

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

        Additionally, we have established strong relationships with local and U.S. government officials, the International Labour Organization ("ILO") and other multilateral institutions, non-governmental organizations ("NGOs") and trade union representatives. These relationships promote ongoing dialog and enable us to address issues proactively as they arise in the field.

Internal Alignment
        The effectiveness of any supply chain monitoring effort is dependent on the cooperation and collaboration among different divisions across a company. On a daily basis, our compliance group communicates the compliance status of suppliers to internal business units and provides advice on how we can work together to help key factories to improve. We recognize that in order for factories to make progress in their labor and health and safety practices, our internal business units must understand the principles embodied in the JAG Standards and support monitoring efforts with their influence over factories. Since 2008, we have issued periodic CSR newsletters to all our employees, to communicate our compliance efforts, the major issues that affect factories' compliance, and the important CSR issues of the day.

Engagement with Other Interested Parties
        Like any multinational company, our business practices impact a diverse group, including business associates, governments, trade unions, NGOs and both employees working for us and for the factories making our products. A key element in our compliance program is engagement with these parties, which encompasses issues of factory compliance and human rights, and occurs at various levels - factory, community and multi-lateral initiatives.

        At the factory level, we hold ongoing and regular one-on-one meetings with our key suppliers in-country as well as in our corporate offices. Periodically we convene vendor summits in major sourcing countries to bring together a wide variety of partners and provide them with both updates to our programs and opportunities for exchanging ideas and concerns. These meetings give participants a forum for working together to identify challenges and opportunities in the countries in which they operate, as well as to complete case studies based on real-life situations we have encountered through our monitoring program. Invitees to these summits may also include agents, trade unions, NGOs and local and U.S. government officials. Individual meetings in country with interested stakeholders also occur outside of the vendor summits. Ongoing communications with local constituents makes it possible for us to stay informed and anticipate potential problems before they occur

        We have been actively involved in the ILO's Better Work program, along with other recognized international brands. The program provides a platform for brand cooperation and benefits our suppliers by reducing their number of audits, which allows them to focus more of their time toward sustainable improvements. The Better Work program combines independent factory assessments with advisory and training services to support practical improvements in factories. We are currently involved with the Better Work program in Cambodia and Jordan. By supporting Better Work, we are committed to accepting ILO monitoring reports and have stopped auditing factories in Cambodia and Jordan that have chosen to participate in Better Work.

        We continue to engage with Africa Now, an international development organization tackling poverty in Africa by helping small-scale producers and promoting ethical trade, to build its social auditing programs in Africa. The proceeds that Africa Now receives from conducting social audits for brands, including ours, provides support for its programs, such as capacity building and developing new social audit teams in countries not currently serviced. The goal of all of these efforts is to facilitate improvements in the labor conditions throughout our supply chain.

Philanthropy and Community Involvement
        We strive to be a trusted and responsible member of the communities in which we work and live. To accomplish this goal, we promote and support employees to make a positive impact, through a combination of monetary and product donations and volunteer support. In 2009, we and our associates contributed time and money to a number of causes at the local community, national and global levels.

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

        Our Hong Kong office initiated the first community service initiative by our overseas affiliates by organizing and hosting a carnival in the lowest-income neighborhood in Hong Kong to benefit the community.

        In addition to the localized community efforts, we took part in a number of national and industry-sponsored fundraising events. These efforts included either monetary or product donations to the American Heart Association, Breast Cancer Research Foundation, Dress for Success, Fashion Footwear Charitable Foundation, Fashion Footwear Association of New York (FFANY) Shoes on Sale, Ovarian Cancer Research Fund, St. Jude's Children's Research Hospital and Two Ten Footwear Foundation.

        On a global level, we donated product to various charitable organizations world-wide. These organizations include: Gifts In Kind International, Samaritan's Feet, Soles for Souls, and the Susie Reizod Foundation, all of which donate shoes to community charities, children, or the indigent in the United States and abroad.

The Greening of Jones Apparel Group
        With a goal of reducing our carbon footprint, we have established an Executive Green Committee to explore environmental opportunities throughout the company. The Executive Green Committee consists of ten strategic business executives having direct impact on our decisions to incorporate green initiatives. Additionally, we have identified more than 230 of our associates to be "eco-ambassadors" working in parallel with the Executive Green Committee to raise environmental awareness among employees, exemplify green practices in the workplace, and brainstorm new ways to increase efficiencies and adopt environmentally-friendly practices.

        Working with Esty Environmental Partners, we recently performed our first Greenhouse Gas Inventory to understand our climate change impact. We examined the emissions associated with facilities we control. We analyzed CO2 and fugitive refrigerant hydrofluorocarbon (HFCs) emissions. The inventory accounted for all the fuel and electricity directly consumed by our business (Scope 1 and 2 emissions), sometimes relying on estimates and model extrapolations for calculation. Whenever possible, we followed the internationally-recognized Greenhouse Gas Protocol (GHG Protocol).

        In addition to segmenting the footprint into electricity and direct fuel use, we broke down our Scope 1 and 2 footprints into relevant categories of emissions sources (retail stores, distribution centers and offices/other facilities) to better understand our emissions profile and identify reduction opportunities.

        We inventoried GHG emissions from a number of Scope 3 emissions sources, including third-party logistics. We calculated all logistics footprints by including emissions from multiple greenhouse gases: CO2, CH4, and N2O. The inventory accounted for all inbound and outbound logistics, sometimes relying on estimates and model extrapolations for calculation. For logistics emissions calculations, we used the U.S. EPA Climate Leaders' Greenhouse Gas Module for Commuting, Business Travel, and Product Transport.

        With the goal of better understanding our products and their impacts, we are beginning to assess the carbon, water and toxics impact of our products across various stages of their life cycle. At both the Company and divisional levels, we are looking at raw materials production, product manufacturing, product logistics, retail sales, and consumer use and care.

Energy Reduction in the Distribution Centers and Retail Locations
        We continue to explore innovative ways to reduce costs while obtaining environmental benefits. We implemented a lighting retrofit solution in an effort to reduce energy use at our West Deptford, N.J., distribution centers, which was completed in May 2008. For 2009, the first full year with the lighting retrofit, energy usage was reduced by approximately 40%. Additionally, we are improving lighting at our retail store locations. Lighting retrofits and replacements of heating, ventilation and air conditioning ("HVAC") systems are reducing not only energy use, but financial costs as well. In retail stores, the new lighting fixtures generate less heat, decreasing HVAC energy use. Based on the results of these projects, we are committed to exploring similar opportunities in other distribution centers.

Reduce the Use
        Our REDUCE THE USE campaign has been put in place to create awareness, to decrease our use of paper and other supplies and to lower the overall costs of paper products. Our U.S.-based non-retail associates are paid electronically and can access their pay stubs through a secure web-site. This system eliminated the printing of paychecks for approximately 3,800 employees, saving paper, printing, and shipping costs. We are currently exploring paperless payment options for our retail-based employees.

        During 2008 and 2009 we installed filtered-water water coolers in all distribution centers and office locations in our U.S. locations. Further, in 2009 we installed hand dryers in all our U.S. apparel distribution facilities.

Packaging Initiatives
        The continued goal and mission of the JAGreen Printed Materials & Packaging Group is to evaluate the current use of paper in our hangtags, shoeboxes, shopping bags and printed collateral to begin to move toward more significant use of recycled, renewable and Forest Stewardship Council-rated materials.

        In April 2009, our Better brands apparel division began converting the paper stock supply for their hangtags to stock from forests certified by the Forest Stewardship Council. At year end, the conversion is complete across all our Better brands. The hangtags are printed with soy-based or water-based inks.

        Effective December 2008, Easy Spirit and Bandolino shoe boxes are being made with 100% recycled materials, joining the Sam & Libby brand, which has always used 100% recycled content. Together these brands account for approximately eight million shoe boxes per year. All other footwear brands use shoe boxes that are approximately 50% recycled content.

        Beginning in mid-November 2009, Nine West specialty retail stores began offering customers the option to forego bags in favor of an innovation in shoebox design, a built-in carrying strap. The test program began with Nine West Vintage America Collection shoeboxes and will expand to the Nine West boot and bootie boxes in 2010. The updated shoeboxes are a one-piece construction covered by a fold-

over lid. The sides run the full length of the box, and the top folds outside the bottom. The folded assembly precludes the need for glue.

Recycling
        We have a longstanding practice to recycle where we can in our business processes. For several years, our distribution centers have recycled cardboard and plastic packaging, and our office locations have been recycling paper and purchasing recycled and recycling toner cartridges for printers and copiers. In 2008, we began to recycle plastic and glass bottles and metal cans at our office locations and distribution centers and electronic equipment through our information technology departments. During 2009, we recycled 2,441 tons of cardboard, 90 tons of plastic packaging and 50 tons of miscellaneous waste (including white paper, glass, metal and plastic).

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

        The current state of the economy and the tightening of commercial credit markets may impair our ability to obtain capital on favorable terms.

        We rely on our revolving credit facilities for backing the issuance of trade letters of credit and other supply chain purposes, and also from time to time for cash borrowings for working capital and general corporate purposes. Our current $650 million revolving credit facility matures on May 13, 2012. The loss of the use of this facility or the inability to replace this facility when it expires could materially impair our ability to purchase product from our network of independent foreign manufacturers. In addition, considering the uncertainties of the present economic environment, it is possible, in general, that one or more committed lenders would not meet its obligations to lend to borrowers and there is no assurance we would be able to replace any such lender.

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

        Our ten largest customer groups, principally department stores, accounted for approximately 60% of revenues in 2009. Macy's, Inc. accounted for approximately 21% of our 2009 gross revenues.

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

        In the future, retailers may have financial problems or consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could further increase the concentration of our customers. The loss of any of our largest customers, or the bankruptcy or material financial difficulty of any large customer, would have a material adverse effect on us. We do not have long-term contracts with any of our customers, and sales to customers generally occur on an order-by-order basis. As a result, customers can terminate their relationships with us at any time or under certain circumstances cancel or delay orders.

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

        We also provide design and manufacturing resources to several of our wholesale customers to develop product lines to be sold under their own private labels. These and other private label lines compete directly with our product lines and may receive more prominent positioning on the retail floor by department stores. While this creates more competition, we believe that national brands are often preferred by the consumer.

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

        We rely upon independent third parties for the manufacture of our products. A manufacturer's failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may drive customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us. This could damage our reputation. We do not have long-term written agreements with any of our third party manufacturers. As a result, any of these manufacturers may unilaterally terminate their relationships with us at any time.

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

        Any inability to identify acquisition candidates (or to integrate acquired businesses successfully) could have a material effect on our future growth.

        A significant part of our historical growth has depended on our ability to identify acquisition candidates and, in a competitive environment for such acquisitions, acquire such businesses on reasonable financial and other terms. Difficulties in integrating the organizations and operations of any acquired businesses into our existing organization and operations could have a material adverse effect on us and could damage our reputation.

ITEM 1B. UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2. PROPERTIES

        The general location, use and approximate size of our principal properties are set forth below:

Location	Owned/Leased	Use	Approximate Area in Square Feet (1)(2)
Bristol, Pennsylvania	leased	Administrative and computer services	172,600
New York, New York	leased	Administrative, executive and sales offices	564,000
Vaughan, Canada	leased	Administrative offices and distribution warehouse	125,000
Lawrenceburg, Tennessee	owned	Distribution warehouses	1,223,800
South Hill, Virginia	leased	Distribution warehouses	823,040
White Plains, New York	leased	Administrative offices	132,200
West Deptford, New Jersey	leased	Distribution warehouses	988,400
Socorro, Texas (3)	leased	Distribution warehouses	952,000
East Providence, Rhode Island (3)	leased	Distribution warehouses, product development, administrative and computer services	164,700

_________________
(1)  Including mezzanine where applicable.
(2)  Excludes subleased square footage.
(3)  These facilities are scheduled to close in 2010.

        We sublease a 234,000 square foot office building in White Plains, New York to an independent company. This sublease ends on February 28, 2012, and the sublessee may vacate the property at the end of the sublease. Our lease of the building runs until February 1, 2022.

        We also sublease certain office space totaling 43,200 square feet in New York, New York to several independent companies.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers are as follows:

Name	Age	Office
Wesley R. Card	62	Chief Executive Officer
Richard Dickson	41	President and Chief Executive Officer - Branded Businesses
Sidney Kimmel	82	Chairman
Ira M. Dansky	64	Executive Vice President, General Counsel and Secretary
John T. McClain	48	Chief Financial Officer
Andrew Cohen	60	Chief Executive Officer - Footwear, Accessories and Retail
Christopher R. Cade	42	Executive Vice President, Chief Accounting Officer and Controller

        Mr. Card was named Chief Executive Officer on July 12, 2007. Mr. Card was also our President from July 12, 2007 to February 7, 2010. Prior to July 12, 2007, Mr. Card had been our Chief Operating Officer since March 2002. He had also been appointed Chief Financial Officer in March 2007, a position he previously held from 1990 to March 2006.

        Mr. Dickson was named President and Chief Executive Officer - Branded Businesses on February 8, 2010. Prior to joining us, Mr. Dickson served as General Manager and Senior Vice President, Barbie at Mattel, Inc. from September 2008 to February 2010, as Senior Vice President, Marketing, Media & Entertainment Worldwide, Mattel Brands from August 2005 to September 2008 and as Senior Vice President, Mattel Brands Consumer Products from May 2003 to August 2005.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Price range of common stock:
2009
High	$6.40	$11.69	$19.09	$19.74
Low	$2.39	$4.71	$9.17	$15.90
2008
High	$18.06	$17.86	$22.12	$16.43
Low	$12.10	$12.91	$12.25	$2.34
Dividends paid per share of common stock:
2009	$0.05	$0.05	$0.05	$0.05
2008	$0.14	$0.14	$0.14	$0.14

        Our common stock is traded on the New York Stock Exchange under the symbol "JNY." The above figures set forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the New York Stock Exchange Composite Tape. The last reported sale price per share of our common stock on February 12, 2010 was $16.00, and on that date there were 576 holders of record of our common stock. However, many shares are held in "street name;" therefore, the number of holders of record may not represent the actual number of shareholders.

Annual CEO Certification

        The Annual CEO Certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual was submitted to the New York Stock Exchange on May 27, 2009.

Issuer Purchases of Equity Securities

        We did not repurchase any of our common shares during the fiscal quarter ended December 31, 2009.

Comparative Performance

        The SEC requires us to present a chart comparing the cumulative total stockholder return on our common stock with the cumulative total stockholder return of (i) a broad equity market index and (ii) a published industry index or peer group. The following chart compares the performance of our common stock with that of the S&P 500 Composite Index and the S&P 500 Apparel, Accessories & Luxury Goods Index, assuming an investment of $100 on December 31, 2004 in each of our common stock, the stocks comprising the S&P 500 Composite Index and the stocks comprising the S&P 500 Apparel, Accessories & Luxury Goods Index and the reinvestment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

        The following financial information is qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Report. The selected consolidated financial information presented below is derived from our audited Consolidated Financial Statements for each of the five years in the period ended December 31, 2009. On September 6, 2007, we sold Barneys. The results of operations of Barneys have been reported as discontinued operations for all periods presented.

(All amounts in millions except per share data)

Year Ended December 31,	2009	2008	2007	2006	2005
Income Statement Data
Net sales	$3,279.7	$3,562.6	$3,793.3	$4,014.8	$4,473.3
Licensing income	46.8	52.1	52.0	51.1	58.9
Other revenues	0.9	1.7	3.2	21.1	-
Total revenues	3,327.4	3,616.4	3,848.5	4,087.0	4,532.2
Cost of goods sold	2,181.5	2,440.2	2,609.1	2,674.2	2,950.4
Gross profit	1,145.9	1,176.2	1,239.4	1,412.8	1,581.8
Selling, general and administrative expenses	1,008.7	1,069.2	1,100.4	1,096.3	1,128.3
Loss on sale of Polo Jeans Company business	-	-	-	45.1	-
Trademark impairments	28.7	25.2	88.0	50.2	-
Goodwill impairment	120.6	813.2	78.0	441.2	-
Operating (loss) income	(12.1)	(731.4)	(27.0)	(220.0)	453.5
Interest income	2.8	7.5	3.7	3.5	1.1
Interest expense and financing costs	55.6	49.1	51.5	50.5	71.0
Loss and costs associated with repurchase of 4.250% Senior Notes	1.5	-	-	-	-
Gain on sale of stock in Rubicon Retail Limited	-	-	-	17.4	-
Gain on sale of interest in Australian joint venture	-	0.8	8.2	-	-
Equity in (loss) earnings of unconsolidated affiliates	(3.7)	(0.7)	8.1	4.5	3.2
(Loss) income from continuing operations before provision for income taxes	(70.1)	(772.9)	(58.5)	(245.1)	386.8
Provision (benefit) for income taxes (1)	16.2	(6.6)	(104.4)	(70.1)	134.0
(Loss) income from continuing operations	(86.3)	(766.3)	45.9	(175.0)	252.8
Income from discontinued operations, net of tax (2)	-	0.9	265.2	29.0	21.5
Cumulative effect of change in accounting for share-based payments, net of tax	-	-	-	1.9	-
Net (loss) income	(86.3)	(765.4)	311.1	(144.1)	274.3
Less: income attributable to noncontrolling interest	0.3	-	-	-	-
(Loss) income attributable to Jones	$(86.6)	$(765.4)	$311.1	$(144.1)	$274.3
Per Share Data
Basic (loss) earnings per share (3)
(Loss) income from continuing operations attributable to Jones	$(1.02)	$(9.05)	$0.45	$(1.57)	$2.12
Income from discontinued operations attributable to Jones	-	0.01	2.62	0.26	0.18
Cumulative effect of change in accounting principle	-	-	-	0.02	-
Basic (loss) earnings per share attributable to Jones	$(1.02)	$(9.04)	$3.07	$(1.29)	$2.30
Diluted (loss) earnings per share
(Loss) income from continuing operations attributable to Jones	$(1.02)	$(9.05)	$0.45	$(1.57)	$2.11
Income from discontinued operations attributable to Jones	-	0.01	2.58	0.26	0.18
Cumulative effect of change in accounting principle	-	-	-	0.02	-
Diluted (loss) earnings per share attributable to Jones	$(1.02)	$(9.04)	$3.03	$(1.29)	$2.29
Dividends declared per share	$0.20	$0.56	$0.56	$0.50	$0.44
Weighted average common shares outstanding
Basic	81.7	82.9	99.9	110.6	118.0
Diluted	81.7	82.9	101.3	110.6	118.8

December 31,	2009	2008	2007	2006	2005
Balance Sheet Data
Working capital	$741.1	$693.6	$898.5	$984.2	$447.9
Total assets	2,025.0	2,427.5	3,236.6	3,801.1	4,577.8
Short-term debt and current portion of long-term debt and capital lease obligations	2.6	253.1	4.8	104.1	357.3
Long-term debt, including capital lease obligations	526.4	528.9	777.7	785.1	786.4
Total equity (4)	1,092.5	1,182.2	1,996.8	2,211.6	2,666.4

(1)	As a result of the capital gain generated by the sale of Barneys, in 2007 we reversed a $107.7 million deferred tax valuation allowance previously created from capital loss carryforwards that we had not expected to be able to utilize. The reversal of the tax valuation allowance has been recorded in income from continuing operations, as the creation of the deferred tax valuation allowance was recorded in continuing operations in 2006 upon the sale of our Polo Jeans Company business.
(2)	On September 6, 2007, we sold Barneys. The results of operations of Barneys have been reported as discontinued operations for all periods presented. The 2007 amount includes an after-tax gain of $254.2 million from the sale. In 2008, we reached final settlement on certain liabilities remaining from the sale, resulting in an additional after-tax gain of $0.9 million.
(3)	In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (now ASC Subtopic 260-10-45-61A), which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in ASC Subtopic 260-10-45-60B. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this Staff Position required us to allocate a portion of net income to the unvested restricted shares held by our employees and directors, which are now classified as participating securities. Prior period earnings per share figures have been restated to conform to this presentation.
(4)	The decreases between 2005 and 2009 are primarily the result of the impairments of goodwill and indefinite-lived trademarks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion provides information and analysis of our results of operations from 2007 through 2009, and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

Executive Overview

        We design, contract for the manufacture of and market a broad range of women's collection sportswear, suits and dresses, casual sportswear and jeanswear for women and children, and women's footwear and accessories. We sell our products through a broad array of distribution channels, including better specialty and department stores and mass merchandisers, primarily in the United States and Canada. We also operate our own network of specialty retail and factory outlet stores and several e-commerce web sites. In addition, we license the use of several of our brand names to select manufacturers and distributors of women's, men's and children's apparel and accessories worldwide.

        Since the beginning of 2009, the following significant events took place:

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
  on April 16, 2009, we announced the launch of the Rachel Rachel Roy collection of affordable contemporary sportswear, footwear and accessories, which was introduced in August 2009 exclusively at select Macy's stores nationwide and on www.macys.com;
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
  on October 1, 2009, we opened a flagship ShoeWoo multi-brand retail footwear and accessory store on Lexington Avenue in New York City;
  in January 2010, we announced that GLO jeans will be carried exclusively at Kmart stores nationwide;
  in January 2010, we announced that we entered into an exclusive licensing agreement with VCJS LLC to design, develop, produce and distribute Jessica Simpson jeanswear under the Jessica Simpson Collection;  and on February 4, 2010, we announced that we had acquired Moda Nicola International, LLC, owner of the Robert Rodriguez Collection, a privately held designer, marketer and wholesaler of women's contemporary eveningwear and sportswear.

Trends

        The current economic environment has resulted in lower consumer confidence and lower retail sales. This trend may lead to further reduced consumer spending, which could affect our net sales and our future profitability. Therefore, we have taken aggressive cost reduction actions to address the uncertainty posed by the current economic conditions and to protect our future profitability. We have recently completed a major initiative to simplify our distribution systems. Today, we have three primary distribution systems (compared to seven at the end of 2006), eight distribution centers plus five third-party logistics locations (compared to 14 distribution centers and two third-party logistics locations at the end of 2006) and two customer service locations (compared to seven at the end of 2006). These reductions and the continuing implementation of SAP as our enterprise resource planning system have resulted in reducing annual costs by approximately $85 million between 2005 and 2009. At the same time, we have been able to improve product assortment in each channel and reduce the lead time necessary to respond to shifts in consumer behavior. We intend to seek additional opportunities to reduce distribution and operational costs while further improving the speed to market of our products. For further information, see "Accrued Restructuring Costs" in Notes to Consolidated Financial Statements.

        We believe that several significant trends are occurring in the women's apparel, footwear and accessories industry. We believe a trend exists among our major customers to expand the differentiation of their offerings and to achieve strategic advantages over competitors by devoting more resources to the development of exclusive products - whether products that the retailer designs under brands that it owns (private labels) or products produced exclusively for the retailer by national brand manufacturers. Retailers are placing more emphasis on developing their brand images and building strong images for their private label merchandise. Exclusive brands, as the term implies, are only available from a specific retailer, and thus customers loyal to these brands can only find them in the stores of that retailer. We have responded to this trend by leveraging our design, production and marketing capabilities to develop and provide private label products for certain customers and products under certain of our brands to select customers, such as providing l.e.i. products exclusively to Walmart, Rachel Rachel Roy products exclusively to Macy's and, beginning in 2010, GLO products exclusively to Kmart. While the private label lines compete directly with our product lines and may receive more prominent positioning on the retail floor by department stores, creating more competition, we believe that national brands are often preferred by the consumer.

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

        We also believe that consumers will continue to increase their purchasing of apparel, footwear and accessories through e-commerce web sites. During 2008, we launched www.jny.com and upgraded our existing sites, www.ninewest.com, www.easyspirit.com and www.bandolino.com, and in 2009 we launched www.anneklein.com and www.rachelroy.com. Through these web sites, we market either footwear and accessories, apparel or a combination of these products, primarily under their respective brand names. The selection of products is substantially consistent with the product offerings in our corresponding retail store concepts. Our e-commerce systems allow us to fulfill customer orders from inventory at our retail store locations if the items are not available at our distribution center.

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

Retail store closings

We began 2009 with 1,017 retail locations. During 2009, we decided to close approximately 265 underperforming retail locations by the end of 2010, of which 99 closed during the year. We accrued $4.6 million of termination benefits and associated employee costs for approximately 1,220 employees, including both store employees and administrative support personnel. In connection with our decision to close these stores, we reviewed the associated long-term assets for impairments. As a result of this review, we recorded $23.2 million of impairment losses on leasehold improvements and furniture and fixtures located in the stores to be closed. These costs are reported as selling, general and administrative ("SG&A") expenses in the retail segment.

Investment in GRI

        On June 20, 2008, we acquired a 10% equity interest in GRI, an international accessories and apparel brand management and retail-distribution network, for $20.2 million. On June 24, 2009, we increased our equity interest to 25% for an additional $15.2 million. The selling shareholders of GRI are entitled to receive an additional cash payment equaling 60% of the amount of GRI's fiscal year 2011 net income that exceeds a certain threshold. GRI, which (including its franchisees) operates approximately 800 points of sale in 12 Asian countries, is the exclusive licensee of several of our brands in Asia, including Nine West, Anne Klein New York, AK Anne Klein, Easy Spirit, Enzo Angiolini and Joan & David. GRI also distributes other women's apparel, shoes and accessory brands.

        On April 23, 2009, we converted $10.0 million of outstanding GRI accounts receivable to a three-year interest-bearing convertible note. GRI has the option, during the 90-day period that begins when the audited financial statements for the GRI fiscal year ending January 31, 2011 become available (or such shorter period that ends on the maturity date of the note), to convert the note into common shares of GRI at a conversion rate based on the greater of eight times the net income of GRI for such fiscal year, or an appraised value determined as of that date.

Sale of Barneys

        On September 6, 2007, we completed the sale of Barneys to an affiliate of Istithmar PJSC. We received $937.4 million of cash (net of working capital adjustments) and paid an aggregate of $54.6 million in cash for bonuses for key Barneys employees, compensation for restricted stock held by certain employees of Barneys that was forfeited upon the completion of the sale and other fees and costs related to the sale. The results of operations of Barneys for all prior periods have been reported as discontinued operations.

        As a result of the capital gain generated by the sale of Barneys, we reversed a $107.7 million deferred tax valuation allowance previously created from capital loss carryforwards that we had not expected to be able to utilize. The reversal of the tax valuation allowance has been recorded in income from continuing operations in 2007.

Goodwill and Other Intangible Assets

        Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. Accounting rules require that we test at least annually for possible goodwill impairment. We perform our test in the fourth fiscal quarter of each year using a discounted cash flow analysis that requires that certain assumptions and estimates be made regarding industry economic factors and future profitability and cash flows. As a result of the 2007 impairment analysis, we determined that the remaining goodwill balance existing in our wholesale jeanswear segment was impaired as a result of decreases in projected revenues, profitability and cash flows for certain brands. Accordingly, we recorded an impairment charge of $78.0 million. As a result of the 2008 impairment analysis, we determined that the goodwill balance existing in our wholesale footwear and accessories segment was impaired as a result of decreases in projected revenues, profitability and cash flows for this segment. Accordingly, we recorded an impairment charge of $813.2 million. As a result of the 2009 impairment analysis, we determined that the goodwill balance existing in our retail segment was impaired as a result of decreases in projected revenues, profitability and cash flows for the segment. Accordingly, we recorded an impairment charge of $120.6 million.

        Our continued strategic operational reviews and efforts to improve profitability and the continued trend of our moderate and jeanswear customers towards differentiated product offerings led us to make the strategic decision to exit some of our moderate apparel product lines during 2007. The moderate product lines we exited have not been classified as discontinued operations as they do not meet the criteria for discontinued operations. As a result of the loss of these projected revenues and cash flows, we recorded impairments for our Norton McNaughton and Erika trademarks of $80.5 million.

        We perform our annual impairment test for trademarks during the fourth fiscal quarter of the year. As a result of the 2009, 2008 and 2007 impairment analyses, we recorded trademark impairment charges of $28.7 million, $25.2 million and $7.5 million, respectively, as a result of decreases in projected revenues and cash flows for certain brands. All trademark impairment charges are reported as SG&A expenses in the licensing, other and eliminations segment.

Critical Accounting Policies

        Several of our accounting policies involve significant or complex judgements and uncertainties and require us to make certain critical accounting estimates. We consider an accounting estimate to be critical if it requires us to make assumptions about matters that were highly uncertain at the time the estimate was made. The estimates with the greatest potential effect on our results of operations and financial position include the collectibility of accounts receivable, the recovery value of obsolete or overstocked inventory and the fair values of both our goodwill and intangible assets with indefinite lives. These estimates affect all our reportable segments.

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

        We test our goodwill and our intangible assets with indefinite lives for impairment on an annual basis (during our fourth fiscal quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. We recorded goodwill impairments of $120.6 million, $813.2 million and $78.0 million in 2009, 2008 and 2007, respectively. We recorded trademark impairments of $28.7 million, $25.2 million and $88.0 million in 2009, 2008 and 2007, respectively. For more information, see "Goodwill and Other Intangible Assets" in Notes to Consolidated Financial Statements.

        We test both our goodwill and our trademarks for impairment by utilizing discounted cash flow models to estimate their fair values. These cash flow models involve several assumptions. Changes in our assumptions could materially impact our fair value estimates. Assumptions critical to our fair value estimates are: (i) discount rates used to derive the present value factors used in determining the fair value of the reporting units and trademarks; (ii) royalty rates used in our trade mark valuations; (iii) projected average revenue growth rates used in the reporting unit and trademark models; and (iv) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances. Based on our latest annual testing, the following table shows the range of assumptions we used to derive our fair value estimates and the hypothetical additional impairment charge for goodwill and trademarks resulting from a one percentage point unfavorable change in each of our fair value assumptions (dollar amounts in millions).

	Assumptions		Effect of one percentage point unfavorable change in:
	Goodwill	Trademarks	Goodwill	Trademarks
Discount rates	12.9%	12.9%	none	$ 10.3
Royalty rates	--	4.0% - 7.0%	--	$ 29.0
Weighted-average revenue growth rates	2.3%	6.1%	none	$ 4.0
Long-term growth rates	3.0%	0% - 3.0%	none	$ 8.0

        The impairment charges resulting from the goodwill impairment testing in 2009 were primarily the result of lower projected revenues, profitability and cash flows of our retail business and an increase in the discount rate. The impairment charges resulting from the trademark impairment testing in 2009 were primarily from decreases in projected revenues, profitability and cash flows for certain apparel, footwear and costume jewelry product lines and an increase in the discount rate. We increased our discount rate from the 11.5% used in 2008 to 12.9% in 2009, which reflects the changes in our cost of capital and other factors.

        At December 31, 2009, we had $40.1 million of goodwill remaining, which has been assigned to the wholesale better apparel segment. We also had $547.2 million of indefinite-lived trademarks remaining. Should the economic conditions and trends (such as reduced consumer spending) prevailing at December 31, 2009 continue to deteriorate throughout 2010 and beyond, the fair values of certain trademarks could become impaired. We do not believe the remaining goodwill will be impaired in the foreseeable future as the fair value of the wholesale better apparel segment at December 31, 2009 significantly exceeded the segment's carrying value.

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

Results of Operations

Statements of Operations Stated in Dollars and as a Percentage of Total Revenues
(In millions)	2009		2008		2007
Net sales	$3,279.7	98.6%	$3,562.6	98.5%	$3,793.3	98.6%
Licensing income	46.8	1.4	52.1	1.4	52.0	1.4
Other revenues	0.9	0.0	1.7	0.0	3.2	0.1
Total revenues	3,327.4	100.0	3,616.4	100.0	3,848.5	100.0
Cost of goods sold	2,181.5	65.6	2,440.2	67.5	2,609.1	67.8
Gross profit	1,145.9	34.4	1,176.2	32.5	1,239.4	32.2
Selling, general and administrative expenses	1,008.7	30.3	1,069.2	29.6	1,100.4	28.6
Trademark impairments	28.7	0.9	25.2	0.7	88.0	2.3
Goodwill impairments	120.6	3.6	813.2	22.5	78.0	2.0
Operating loss	(12.1)	(0.4)	(731.4)	(20.2)	(27.0)	(0.7)
Interest income	2.8	0.1	7.5	0.2	3.7	0.1
Interest expense and financing costs	55.6	1.7	49.1	1.4	51.5	1.3
Loss and costs associated with repurchase of 4.250% Senior Notes	1.5	0.0	-	-	-	-
Gain on sale of interest in Australian joint venture	-	-	0.8	0.0	8.2	0.2
Equity in (loss) earnings of unconsolidated affiliates	(3.7)	(0.1)	(0.7)	(0.0)	8.1	0.2
Loss from continuing operations before provision (benefit) for income taxes	(70.1)	(2.1)	(772.9)	(21.4)	(58.5)	(1.5)
Provision (benefit) for income taxes	16.2	0.5	(6.6)	(0.2)	(104.4)	(2.7)
(Loss) income from continuing operations	(86.3)	(2.6)	(766.3)	(21.2)	45.9	1.2
Income from discontinued operations, including gain on sale of Barneys in 2007, net of tax	-	-	0.9	0.0	265.2	6.9
Net (loss) income	(86.3)	(2.6)	(765.4)	(21.2)	311.1	8.1
Less: income attributable to noncontrolling interest	0.3	0.0	-	-	-	-
(Loss) income attributable to Jones	$(86.6)	(2.6%)	$(765.4)	(21.2%)	$311.1	8.1%

Percentage totals may not agree due to rounding.

2009 Compared with 2008

        Revenues. Total revenues for 2009 were $3.3 billion, compared with $3.6 billion for 2008, a decrease of 8.0%. Revenues by segment were as follows:

(In millions)	2009	2008	Increase (Decrease)	Percent Change
Wholesale better apparel	$922.8	$1,098.7	$(175.9)	(16.0%	)
Wholesale jeanswear	828.9	796.5	32.4	4.1%
Wholesale footwear and accessories	839.6	938.3	(98.7)	(10.5%	)
Retail	689.3	730.2	(40.9)	(5.6%	)
Licensing and other	46.8	52.7	(5.9)	(11.2%	)
Total revenues	$3,327.4	$3,616.4	$(289.0)	(8.0%	)

        Wholesale better apparel revenues decreased $175.9 million. Revenues decreased primarily due to reduced shipments of our Anne Klein, Jones New York Sport, Jones New York, Kasper and Jones New York Suit products, primarily resulting from decreased consumer spending as a result of the general economic downturn, and due to reduced shipments of Nine West products, primarily resulting from decreased consumer spending and from the discontinuance of the Nine West sportswear line due to the performance of these products at retail. These decreases were offset by increased shipments of our Evan-Picone suit and dress products as a result of the performance of these products at retail, increases in our private label suit businesses and initial shipments of our Rachel Rachel Roy product line.

        Wholesale jeanswear revenues increased $32.4 million. Revenues increased primarily due to increased shipments of our l.e.i. products to Walmart, increased shipments of private-label products due to expansion of private-label programs with several major customers, and increased shipments of our Evan-Picone product line, primarily due to the performance of this product line at retail. These increases were partially offset by reduced shipments of our Energie product line, primarily as a result of the general economic downturn and the performance of these products at retail, and a $57.9 million reduction of shipments of product lines that we are discontinuing or restructuring due to low long-term growth potential (including Jeanstar, Erika, Behold and Grane Girl).

        Wholesale footwear and accessories revenues decreased $98.7 million. We experienced a $41.1 million reduction in sales in our international business, primarily due to the global economic conditions in Asia, Canada, Mexico, Turkey, Central America and the bankruptcy of our former United Kingdom licensee. We also experienced decreased orders for our Anne Klein footwear product line and our handbag and accessories products primarily due to decreased consumer spending as a result of the general economic downturn. Orders for footwear and handbag products were negatively impacted by $8.2 million as the result of the bankruptcy of several major customers in 2008, including Goody's Family Clothing, Inc. ("Goody's"), Mervyn's LLC ("Mervyn's"), Gottschalks Inc. ("Gottschalks") and Boscov's, Inc. ("Boscov's").

        Retail revenues decreased $40.9 million, primarily due to a 4.3% decline in comparable store sales ($28.9 million) resulting from decreased consumer spending relating to current economic conditions, with the balance related to operating fewer stores in the current period. Comparable stores are those that have been open for a full year, are not scheduled to close in the current period and are not scheduled for an expansion or downsize by more than 25% or relocation to a different street or mall. An 8.0% decrease in comparable store sales for our footwear stores ($34.3 million) and a 6.3% decrease in comparable store sales for our apparel stores ($13.3 million) were partially offset by a 60.6% increase in our comparable e-commerce business ($18.7 million). We began 2009 with 1,017 retail locations and had a net decrease of 79 locations to end the year with 938 locations.

        Licensing and other revenues decreased $5.9 million, primarily due to reduced sales volume of our licensees.

        Gross Profit Margin. The gross profit margin increased to 34.4% in 2009 compared with 32.5% in 2008.

        Wholesale better apparel gross profit margins were 34.2% and 31.3% for 2009 and 2008, respectively. The increase was primarily due to better inventory management, the product mix and lower sales to off-price retailers in the current period.

        Wholesale jeanswear gross profit margins were 24.7% and 21.9% for 2009 and 2008, respectively. The increase is primarily due to better inventory management, lower levels of off-price sales and the mix of products shipped in the current period, costs in the prior period related to the repositioning of l.e.i. as an exclusive brand for Walmart and the discontinuance of certain other product lines.

        Wholesale footwear and accessories gross profit margins were 26.2% and 25.2% for 2009 and 2008, respectively. The increase was primarily due to lower levels of discounting and better inventory management in our footwear business, reduced sales in our lower-margin international business and lower buying agency commissions, partially offset by higher overhead unit costs due to lower volume in our costume jewelry business.

        Retail gross profit margins were 50.4% and 49.6% for 2009 and 2008, respectively. The increase was primarily the result of a reduction in promotional activity in our stores due to better inventory management.

        Selling, General and Administrative Expenses. SG&A expenses were approximately $1.0 billion in 2009 and $1.1 billion in 2008.

        Wholesale better apparel SG&A expenses decreased $17.9 million, primarily due to a $7.8 million decrease in distribution costs due to a lower volume of shipments, a $4.5 million reduction in marketing and advertising costs, a $3.1 million reduction in salaries and benefits from headcount reductions, a $2.6 million decrease in postage costs, a $1.3 million reduction in our provision for doubtful accounts related to bankruptcies of several major customers in the prior period, a $1.2 million reduction in occupancy costs and $0.4 million of other net cost savings, offset by $3.0 million of administrative support cost increases.

        Wholesale jeanswear SG&A expenses decreased $16.7 million, primarily due to an $8.6 million decrease in salary and benefit costs due to headcount reductions, a $7.1 million decrease in our provision for doubtful accounts due to the bankruptcies of several customers in the prior period, a $4.6 million decrease in occupancy costs due to the closing of certain facilities, a $2.5 million decrease in depreciation and amortization expenses (due to accelerated depreciation in the prior period relating to discontinued brands) and a $1.2 million reduction in travel and entertainment costs, offset by $3.1 million of higher distribution costs due to higher unit shipments, $3.1 million of net restructuring costs and $1.1 million of other cost increases in the current period.

        Wholesale footwear and accessories SG&A expenses decreased $27.5 million, primarily due to a $9.1 million decrease in salary and benefit costs due to headcount reductions, a $5.5 million decrease in advertising costs, a $3.5 million decrease in outside sales force costs, a $3.0 million decrease in distribution costs, a $2.7 million reduction in professional fees, a $2.1 million decrease in product development costs, a $1.6 million decrease in travel costs, a $1.2 million decrease in postage costs and $5.5 million of other cost reductions. These decreases were offset by $3.9 million of costs related to the bankruptcy of our United Kingdom footwear licensee, a net $1.4 million increase in restructuring and severance costs, primarily related to our wholesale jewelry business, and $1.4 million in loss accruals related to certain leased property in the current period.

        Retail SG&A expenses increased $2.6 million, primarily due to $28.1 million additional severance costs and asset impairments in the current period, primarily related to the closing of approximately 265 stores through the end of 2010, and a $3.2 million increase in consulting costs, offset by an $8.0 million reduction in depreciation expense, a $7.8 million decrease in salaries and benefits and a $3.4 million decrease in occupancy costs due to operating fewer stores in the current period, a $8.1 million reduction in administrative support costs, and $1.4 million of other cost reductions.

        SG&A expenses for licensing, other and eliminations decreased $1.2 million, primarily due to a $3.5 million effect of changes in the exchange rate between the U.S. Dollar and the Canadian Dollar related to foreign tax planning strategies and a $2.4 million decrease in professional fees and outside services, partially offset by a $3.6 million increase in salaries and benefits and $1.1 million of other net cost increases.

        Impairment Losses. As a result of our annual trademark impairment analyses, we recorded trademark impairment charges of $28.7 million and $25.2 million in 2009 and 2008, respectively, as a result of decreases in projected revenues for certain brands. As a result of our annual goodwill impairment analyses, we recorded $120.6 million in 2009 as a result of lower projected revenues and profitability of our retail businesses and an increase in the discount rate, and we recorded $813.2 million in 2008 as a result of decreases in projected revenues and profitability for certain footwear and accessory brands. For more information, see "Goodwill and Other Intangible Assets" in Notes to Consolidated Financial Statements.

        Operating Loss. The resulting operating loss for 2009 was $12.1 million, compared with a loss of $731.4 million for 2008, due to the factors described above.

        Net Interest Expense. Net interest expense was $52.8 million in 2009, compared with $41.6 million in 2008. The increase was the result of: a $4.4 million write-off of deferred financing fees upon the termination of our prior revolving credit facility, compared with $1.1 million of similar charges from modifications to our credit facilities in 2008; lower interest income on our invested cash balances due to overall lower invested balances and lower interest rates in the current period; and higher amortization of deferred financing fees related to the amendment to our prior revolving credit facility on January 5, 2009 and our new secured revolving credit facility, partially offset by lower interest expense related to the 4.250% Senior Notes due 2009 (the "2009 Notes") we repurchased in May 2009.

        Income Taxes. The effective income tax rate benefit on continuing operations was (23.1%) and 0.8% for 2009 and 2008, respectively. Excluding the effects of the goodwill and trademark impairments, the effective income tax rates on continuing operations were 35.0% and 33.2% for 2009 and 2008, respectively. The increase is due primarily to a lesser impact of the foreign income tax differential relative to pre-tax income in the current period than in the prior period, offset by a change in the deferred tax balance related to fixed assets.

        Net Loss and Loss Per Share. Net loss was $86.3 million in 2009, compared with $765.4 million in 2008. Diluted loss per share for 2009 was $1.02, compared with $9.04 for 2008, on 1.4% fewer shares outstanding.

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

        Wholesale jeanswear revenues decreased $188.5 million. Lower shipments of our Rena Rowan, Nine & Co., Evan-Picone, Bandolino, Pappagallo and Erika moderate product lines, which were discontinued or repositioned in the market in 2007, reduced sales by approximately $238.8 million. Initial shipments of our l.e.i. brand for juniors, junior plus and girls to Walmart under an exclusive retailing agreement and initial sales of the relaunched Erika, Pappagallo and Evan-Picone product lines during 2008 were partially offset by planned reductions of our GLO product line to focus on the l.e.i. brand and lower shipments of our Energie product line, due to decreased orders from our customers based on the performance of the brand at retail.

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

        Gross Profit Margin. The gross profit margin increased to 32.5% in 2008, compared with 32.2% in 2007.

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

        Selling, General and Administrative Expenses. SG&A expenses were approximately $1.1 billion in both 2008 and 2007.

        Wholesale better apparel SG&A expenses decreased $14.1 million, primarily from $8.8 million of cost savings realized in 2008 by discontinuing the Anne Klein designer line, a $2.1 million reduction in marketing expenses in 2008 and $5.9 million of expenses relating to the closing of our Bristol, Pennsylvania warehouse which were recorded in 2007. These decreases were partially offset by $1.5 million of incremental bad debt expense related to the bankruptcy filing of Boscov's and $1.2 million of other net cost increases.

        Wholesale jeanswear SG&A expenses decreased $33.4 million from net cost savings of $36.4 resulting primarily from the exit from some of our moderate apparel product lines during 2007 and a $12.8 million reduction in restructuring costs. These cost savings were partially offset by a $7.1 million increase in administrative support costs, $1.9 million of advertising costs related to the launch of l.e.i. at Walmart and $6.8 million of incremental bad debt expense related to the bankruptcy filings of Goody's, Mervyn's, Gottschalks and Boscov's.

        Wholesale footwear and accessories SG&A expenses increased $20.1 million, primarily due to a $5.5 million increase in advertising costs, a $5.2 million increase in administrative support costs, a $4.0 million increase in salary, bonus and employee benefit costs (including pension costs), a $2.8 million increase in severance costs, a $2.3 million increase in sales and use taxes due to a tax audit settlement, a $1.1 million increase in distribution costs and $1.0 million of incremental bad debt expense related to the Goody's and Boscov's bankruptcy filings in 2008, offset by a $1.1 million reduction in consulting fees as compared with 2007 and $0.7 million of other net cost reductions.

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

        Net Interest Expense. Net interest expense from continuing operations was $41.6 million in 2008, compared with $47.8 million in 2007. The decrease was primarily the result of no outstanding borrowings under our credit facilities and higher interest income from higher cash balances during 2008, partially offset by $1.1 million of deferred financing costs in 2008 related to modifications of our credit facilities.

        Income Taxes. The effective income tax rate benefit on continuing operations was 0.8% and 178.4% for 2008 and 2007, respectively. Excluding the effects of the goodwill and trademark impairments, the effective income tax rate on continuing operations was 33.2% for 2008. Excluding the effects of the reversal of deferred tax valuation allowances related to the sale of Barneys ($107.7 million) and the goodwill impairment, the effective tax rate on continuing operations was 17.0% for 2007. The increase was due primarily to a lesser impact of the foreign income tax differential relative to pre-tax income in the current period than in the prior period.

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

        Net (Loss) Income and (Loss) Income Per Share. Net loss was $(765.4) million in 2008, compared with net income of $311.1 million in 2007, which included the $254.2 million gain on the sale of Barneys. Diluted loss per share for 2008 was $(9.04), compared with earnings per share of $3.03 for 2007, on 18.2% fewer shares outstanding.

Liquidity and Capital Resources

        Our principal capital requirements have been for working capital needs, capital expenditures, dividend payments, acquisition funding and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations and expansion. As of December 31, 2009, total cash and cash equivalents were $333.4 million, a decrease of $4.9 million from the $338.3 million reported as of December 31, 2008.

        We currently fund our operations primarily through cash generated by operating activities, and rely on our revolving credit facility for the issuance of trade letters of credit for the purchases of inventory and for cash borrowings for general corporate purposes as needed.

        Cash flows from operating activities of continuing operations provided $349.0 million, $175.5 million and $119.5 million in 2009, 2008 and 2007, respectively.

        Net cash provided by operating activities increased $173.5 million from 2008 to 2009, primarily from changes in working capital. The primary changes in components of working capital were to accounts receivable, inventory and accounts payable. The change in accounts receivable was due to the lower volume of sales in the current period and the timing of cash collections. The change in inventory was due to better inventory management, the timing of inventory receipts and the liquidation of discontinued product lines. The change in accounts payable was due to the timing of inventory payments and lower expense levels in the current period.

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

        Cash flows from investing activities of continuing operations used $45.2 million and $84.4 million and provided $758.0 million in 2009, 2008 and 2007, respectively.

        Net cash used in investing activities in 2009 funded capital expenditures, primarily for computer systems, and the acquisition of an additional 15% interest in GRI. Net cash used in investing activities in 2008 funded capital expenditures, largely in our retail segment, and the acquisition of our initial 10% interest in GRI. In 2007, net cash provided by investing activities was primarily due to net cash received from the sale of Barneys. Capital expenditures, which amounted to $30.0 million in 2009, are expected to be approximately $45 to $50 million for 2010, primarily for retail store remodeling and computer systems. Although many of the anticipated expenditures for 2010 are discretionary, we believe they are necessary to maintain consistent operating levels. We expect to fund the expenditures from cash generated by operations.

        Cash flows from financing activities of continuing operations used $310.3 million in 2009, primarily for the repurchase of our 2009 Notes and associated costs and consent fees, costs related to our new secured revolving credit agreement, and the payment of dividends to our common shareholders.

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

        Under the tender offer, we repurchased a total of $242.5 million of our outstanding 2009 Notes for a payment of $237.7 million, and we paid $12.9 million in consent fees to holders of the Notes and $1.8 million of related costs, resulting in a loss on debt extinguishment of $1.5 million. Of the consent fees paid, a net $7.1 million relates to the remaining outstanding Notes and will be amortized over the life of the remaining related Notes as additional interest expense.

        We repurchased no common stock during 2009. As of December 31, 2009, $304.1 million of Board authorized repurchases was still available. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition, although any such repurchases will be subject to limitations under our current revolving credit agreement. Our Board of Directors has authorized our common stock repurchases as a tax-effective means to enhance shareholder value and distribute cash to shareholders and, to a lesser extent, to offset the impact of dilution resulting from the issuance of employee stock options and shares of restricted stock. In authorizing share repurchase programs, our Board of Directors gives careful consideration to both our projected cash flows and our existing capital resources.

        On June 10, 2008, we received a final delivery of 3.2 million shares upon the conclusion of the ASR program. No cash was required to complete the final delivery of shares. We also received approximately

$1.0 million from Goldman as the final settlement of the ASR program, which was recorded as a reduction of the cost of the shares acquired under the ASR.

        Prior to May 2009, we had a revolving credit agreement with several lending institutions to borrow an aggregate principal amount of up to $600 million (which was reduced by amendment from $750 million on January 5, 2009). This agreement could be used for letters of credit or cash borrowings. In May 2009, we replaced this revolving credit facility and our C$10.0 million unsecured line of credit in Canada with a new three-year $650 million secured revolving credit agreement. Under the New Credit Facility, up to the entire amount of the facility is available for cash borrowings, with up to $400 million available for trade letters of credit and up to $50 million for standby letters of credit, and a subfacility available to our Canadian subsidiaries of up to $25 million for letters of credit and borrowings. Borrowings under the New Credit Facility may be used to refinance existing indebtedness and for general corporate purposes in the ordinary course of business. Such borrowings bear interest either based on the alternate base rate, as defined in the New Credit Facility, or based on Eurocurrency rates, each with a margin that depends on the availability remaining under the New Credit Facility. The New Credit Facility contains customary events of default.

        Availability under the New Credit Facility is determined in reference to a borrowing base consisting of a percentage of eligible inventory, accounts receivable, credit card receivables and licensee receivables, minus reserves determined by the joint collateral agents. At December 31, 2009, we had no cash borrowings and $35.5 million of letters of credit outstanding, and our remaining availability was $360.8 million. If availability under the New Credit Facility falls below a stated level, we will be required to comply with a minimum fixed charge coverage ratio. The New Credit Facility also contains affirmative and negative covenants that, among other things, will limit or restrict our ability to (1) incur indebtedness, (2) create liens, (3) merge, consolidate, liquidate or dissolve, (4) make investments (including acquisitions), loans or advances, (5) sell assets, (6) enter into sale and leaseback transactions, (7) enter into swap agreements, (8) make certain restricted payments (including dividends and other payments in respect of capital stock), (9) enter into transactions with affiliates, (10) enter into restrictive agreements, and (11) amend material documents. The New Credit Facility is secured by a first priority lien on substantially all of our personal property.

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

        Proceeds from the issuance of common stock to our employees exercising stock options amounted to $0.1 million and $11.1 million in 2008 and 2007, respectively. No employees exercised stock options in 2009.

        We recorded net pension and postretirement losses of $0.9 million in 2009 to other comprehensive income resulting primarily from a lowering of the discount rate used to determine projected pension benefits. We recorded net pension and postretirement losses of $9.3 million in 2008 to other comprehensive income resulting primarily from the downturn in the financial markets, which generated lower than expected returns on our plan assets. We recorded net pension and postretirement liability gains of $4.5 million to other comprehensive income in 2007 resulting primarily from the amortization of actuarial gains. Our pension and postretirement plans are currently underfunded by a total of $19.6 million. As the benefits under our defined benefit pension plans are frozen with respect to service credits, the effects on future pension expense are not anticipated to be material to our results of operations or to our liquidity. We expect to contribute $5.7 million to our defined benefit plans in 2010.

        On February 10, 2010, we announced that our Board of Directors had declared a quarterly cash dividend of $0.05 per share to all common stockholders of record as of February 26, 2010 for payment on March 12, 2010.

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

        We believe that available cash and cash equivalents, funds generated by operations and the $650.0 million New Credit Facility will provide the financial resources sufficient to meet our foreseeable working capital, dividend, capital expenditure and stock repurchase requirements and fund our contractual obligations and our contingent liabilities and commitments. Although there can be no assurance because of these challenging times for financial institutions, we believe that the participating banks will be willing and able to loan funds to us in accordance with their legal obligations under the New Credit Facility.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements within the meaning of SEC Regulation S-K Item 303(a)(4).

Contractual Obligations and Contingent Liabilities and Commitments

        The following is a summary of our significant contractual obligations for the periods indicated that existed as of December 31, 2009, and, except for purchase obligations and other long-term liabilities, is based on information appearing in the Notes to Consolidated Financial Statements (amounts in millions).

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$500.0	$-	$-	$250.0	$250.0
Interest on long-term debt	443.4	28.1	56.3	54.7	304.3
Capital lease obligations	43.7	4.5	7.1	7.3	24.8
Operating lease obligations (1)	673.6	123.9	214.5	151.2	184.0
Purchase obligations (2)	761.9	741.2	13.0	7.7	-
Minimum royalty payments (3)	6.4	1.7	2.7	2.0	-
Capital expenditure commitments	9.2	9.2	-	-	-
Deferred compensation	7.8	7.8	-	-	-
Other long-term liabilities (4)	82.0	4.0	19.3	15.3	43.4
Total contractual obligations (5)	$2,528.0	$920.4	$312.9	$488.2	$806.5
(1)	Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating $19.8 million.
(2)	Includes outstanding letters of credit of $35.5 million, which primarily represent inventory purchase commitments which typically mature in two to six months.
(3)	Under exclusive licenses to manufacture certain items under trademarks not owned by us pursuant to various license agreements, we are obligated to pay the licensors a percentage of our net sales of these licensed products, subject to minimum scheduled royalty and advertising payments.
(4)	Consists primarily of deferred rent and pension and postretirement liabilities. Pension and postretirement liabilities, which total $19.3 million, are reported under the more than five years column, as we cannot make reasonably reliable estimates of the timing and amounts to be paid. We plan to contribute $5.7 million to our defined benefit plans in 2010.
(5)	Excludes $6.6 million of uncertain tax positions, for which we cannot make reasonably reliable estimates of the timing and amounts to be paid.

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

        In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" (now part of ASC Topic 860, also issued as ASU No. 2009-16). The objective of this standard is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. This standard is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of this standard are to be applied to transfers that occur on or after the effective date. The adoption of this standard is not expected to have a material impact on our results of operations or our financial position.

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" (now part of ASC Subtopic 810, also issued as ASU No. 2009-17). This standard amends FASB Interpretation 46(R) to require an enterprise to perform an analysis to determine whether an enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and has the obligation to absorb losses of or the right to receive benefits from the entity. This standard also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This standard is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this standard is not expected to have a material impact on our results of operations or our financial position.

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

        In January 2010, the FASB issued ASU No. 2010-02, "Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification." ASU No. 2010-02 clarifies that the scope of the decrease in ownership provisions of Topic 810 applies to a subsidiary or group of assets that is a business, a subsidiary that is a business that is transferred to an equity method investee or a joint venture or an exchange of a group of assets that constitutes a business for a noncontrolling interest in an entity and does not apply to sales in substance of real estate. ASU No. 2010-02 is effective as of the beginning of the period in which an entity adopts SFAS No. 160 or, if SFAS No. 160 has been previously adopted, the first interim or annual period ending on or after December 15, 2009, applied retrospectively to the first period that the entity adopted SFAS No. 160. The adoption of ASU No. 2010-02 did not have an impact on our results of operations or our financial position.

        In January 2010, the FASB issued ASU No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements." ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. ASU 2010-06 also includes conforming amendments to employers' disclosures about postretirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years.

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

        At December 31, 2009, the fair value of our fixed rate debt was $449.4 million. On that date, the potential decrease in fair value of our fixed rate long-term debt instruments resulting from a hypothetical 10% adverse change in interest rates was approximately $40.9 million.

        Our primary interest rate exposures on variable rate credit facilities are with respect to United States and Canadian short-term rates. Cash borrowings under these facilities bear interest at rates that vary with changes in prevailing market rates. At December 31, 2009, we had $650.0 million in variable rate credit facilities, under which no cash borrowings and $35.5 million of letters of credit were outstanding.

Foreign Currency Exchange Rates

        We are exposed to market risk related to changes in foreign currency exchange rates. Our products have historically been purchased from foreign manufacturers in pre-set United States dollar prices. We also have assets, liabilities and intercompany accounts denominated in certain foreign currencies that generate exchange gains and losses as exchange rates change. To date, we generally have not been materially adversely affected by fluctuations in exchange rates.

        At December 31, 2009, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total notional value of US $8.6 million at a weighted-average exchange rate of $1.06893 maturing through May 2010. The fair value of these contracts at December 31, 2009 was a $0.2 million unrealized loss. We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. We are exposed to credit-related losses if the counterparty to a financial instrument fails to perform its obligation. However, we do not expect the counterparty, which presently has a high credit rating, to fail to meet its obligations.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

February 16, 2010

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

        In order to ensure that our internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for our financial reporting as of December 31, 2009. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as COSO. Our assessment included the documentation and understanding of our internal control over financial reporting. We have evaluated the design effectiveness and tested the operating effectiveness of internal controls to form our conclusion.

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

        BDO Seidman, LLP, the independent registered public accounting firm who audits our financial statements, has audited our internal control over financial reporting as of December 31, 2009 and has expressed an unqualified opinion thereon.

Wesley R. Card Chief Executive Officer	John T. McClain Chief Financial Officer

BDO Seidman, LLP Accountants and Consultants	100 Park Ave New York, NY 10017 Telephone: (212) 885-8000 Fax: (212) 697-1299

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Jones Apparel Group, Inc.
New York, New York

We have audited Jones Apparel Group's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Jones Apparel Group's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Jones Apparel Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jones Apparel Group, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 16, 2010 expressed an unqualified opinion thereon.

New York, New York
February 16, 2010

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BDO Seidman, LLP Accountants and Consultants	100 Park Ave New York, NY 10017 Telephone: (212) 885-8000 Fax: (212) 697-1299

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Jones Apparel Group, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Jones Apparel Group, Inc as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jones Apparel Group, Inc at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jones Apparel Group's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 16, 2010 expressed an unqualified opinion thereon.

New York, New York
February 16, 2010

Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in millions except per share data)

December 31,	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$333.4	$338.3
Accounts receivable	303.1	370.2
Inventories, primarily finished goods	375.0	509.5
Prepaid and refundable income taxes	-	16.9
Deferred taxes	28.1	28.0
Prepaid expenses and other current assets	25.6	42.6
TOTAL CURRENT ASSETS	1,065.2	1,305.5
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization	239.0	301.0
GOODWILL	40.1	160.7
OTHER INTANGIBLES, less accumulated amortization	559.8	590.8
PREPAID AND REFUNDABLE INCOME TAXES	4.7	-
DEFERRED TAXES	3.9	14.2
INVESTMENT IN AND LOANS TO UNCONSOLIDATED AFFILIATE	42.1	19.6
OTHER ASSETS	70.2	35.7
TOTAL ASSETS	$2,025.0	$2,427.5
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$-	$250.0
Current portion of capital lease obligations	2.6	3.1
Accounts payable	185.3	231.4
Income taxes payable	11.8	0.1
Accrued employee compensation and benefits	42.7	30.0
Accrued restructuring and severance payments	9.7	13.0
Accrued expenses and other current liabilities	72.0	84.3
TOTAL CURRENT LIABILITIES	324.1	611.9
NONCURRENT LIABILITIES:
Long-term debt	499.5	499.5
Obligations under capital leases	26.9	29.4
Income taxes	-	20.8
Other	82.0	83.7
TOTAL NONCURRENT LIABILITIES	608.4	633.4
TOTAL LIABILITIES	932.5	1,245.3
COMMITMENTS AND CONTINGENCIES	-	-
EQUITY:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-	-
Common stock, $.01 par value - shares authorized 200.0; issued 156.8 and 154.8	1.6	1.5
Additional paid-in capital	1,360.3	1,350.7
Retained earnings	1,564.4	1,668.0
Accumulated other comprehensive (loss) income	(7.6)	(11.7)
Treasury stock, 71.4 shares for both periods, at cost	(1,826.3)	(1,826.3)
TOTAL JONES STOCKHOLDERS' EQUITY	1,092.4	1,182.2
Noncontrolling interest	0.1	-
TOTAL EQUITY	1,092.5	1,182.2
TOTAL LIABILITIES AND EQUITY	$2,025.0	$2,427.5
See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Operations
(All amounts in millions except per share data)

Year Ended December 31,	2009	2008	2007
Net sales	$3,279.7	$3,562.6	$3,793.3
Licensing income	46.8	52.1	52.0
Other revenues	0.9	1.7	3.2
Total revenues	3,327.4	3,616.4	3,848.5
Cost of goods sold	2,181.5	2,440.2	2,609.1
Gross profit	1,145.9	1,176.2	1,239.4
Selling, general and administrative expenses	1,008.7	1,069.2	1,100.4
Trademark impairments	28.7	25.2	88.0
Goodwill impairment	120.6	813.2	78.0
Operating loss	(12.1)	(731.4)	(27.0)
Interest income	2.8	7.5	3.7
Interest expense and financing costs	55.6	49.1	51.5
Loss and costs associated with repurchase of 4.250% Senior Notes	1.5	-	-
Gain on sale of interest in Australian joint venture	-	0.8	8.2
Equity in (loss) earnings of unconsolidated affiliates	(3.7)	(0.7)	8.1
Loss from continuing operations before provision (benefit) for income taxes	(70.1)	(772.9)	(58.5)
Provision (benefit) for income taxes	16.2	(6.6)	(104.4)
(Loss) income from continuing operations	(86.3)	(766.3)	45.9
Income from discontinued operations, including gain on sale of Barneys, net of tax	-	0.9	265.2
Net (loss) income	(86.3)	(765.4)	311.1
Less: income attributable to noncontrolling interest	0.3	-	-
(Loss) income attributable to Jones	$(86.6)	$(765.4)	$311.1

(Loss) earnings per share
Basic
(Loss) income from continuing operations attributable to Jones	$(1.02)	$(9.05)	$0.45
Income from discontinued operations attributable to Jones	-	0.01	2.62
Basic (loss) earnings per share attributable to Jones	$(1.02)	$(9.04)	$3.07
Diluted
(Loss) income from continuing operations attributable to Jones	$(1.02)	$(9.05)	$0.45
Income from discontinued operations attributable to Jones	-	0.01	2.58
Diluted (loss) earnings per share attributable to Jones	$(1.02)	$(9.04)	$3.03

Weighted average common shares outstanding
Basic	81.7	82.9	99.9
Diluted	81.7	82.9	101.3

Dividends declared per share	$0.20	$0.56	$0.56

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Changes in Equity
(All amounts in millions except per share data)

	Number of common shares outstanding	Total stock- holders' equity	Common stock	Additional paid-in capital	.	Retained earnings	Accumu- lated other compre- hensive (loss) income	Treasury stock	Non-controlling interest
Balance, January 1, 2007	107.9	$2,211.6	$1.5	$1,320.0		$2,226.4	$(5.9)	$(1,330.4)	$-
Year ended December 31, 2007:
Comprehensive income:
Net income	-	311.1	-	-		311.1	-	-	-
Pension and postretirement liability adjustments, net of $1.7 tax	-	2.9	-	-		-	2.9	-	-
Change in fair value of cash flow hedges, net of $1.8 tax benefit	-	(2.5)	-	-		-	(2.5)	-	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.4 tax benefit	-	0.5	-	-		-	0.5	-	-
Foreign currency translation adjustments	-	7.6	-	-		-	7.6	-	-
Total comprehensive income		319.6
Effect of sale of Barneys	-	(0.5)	-	-		-	(0.5)	-	-
Forfeitures of restricted stock by employees, net of issuances	(0.2)	-	-	-		-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	7.2	-	7.2		-	-	-	-
Exercise of employee stock options	0.6	11.1	-	11.1		-	-	-	-
Tax effects from exercise of employee stock options and vesting of restricted stock	-	1.4	-	1.4		-	-	-	-
Dividends on common stock ($0.56 per share)	-	(57.2)	-	-		(57.2)	-	-	-
Treasury stock acquired	(23.0)	(496.9)	-	-		-	-	(496.9)	-
Other	-	0.5	-	-		0.5	-	-	-
Balance, December 31, 2007	85.3	1,996.8	1.5	1,339.7		2,480.8	2.1	(1,827.3)	-
Year ended December 31, 2008:
Comprehensive loss:
Net loss	-	(765.4)	-	-		(765.4)	-	-	-
Pension and postretirement liability adjustments, net of $3.6 tax benefit	-	(5.7)	-	-		-	(5.7)	-	-
Change in fair value of cash flow hedges, net of $0.6 tax	-	0.6	-	-		-	0.6	-	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.3 tax benefit	-	0.7	-	-		-	0.7	-	-
Foreign currency translation adjustments	-	(9.4)	-	-		-	(9.4)	-	-
Total comprehensive loss		(779.2)
Issuance of restricted stock to employees, net of forfeitures	1.3	-	-	-		-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	12.3	-	12.3		-	-	-	-
Exercise of employee stock options	-	0.1	-	0.1		-	-	-	-
Tax effects from exercise of employee stock options and vesting of restricted stock	-	(1.4)	-	(1.4)		-	-	-	-
Dividends on common stock ($0.56 per share)	-	(47.4)	-	-		(47.4)	-	-	-
Treasury stock acquired	(3.2)	1.0	-	-		-	-	1.0	-
Balance, December 31, 2008	83.4	1,182.2	1.5	1,350.7		1,668.0	(11.7)	(1,826.3)	-
Year ended December 31, 2009:
Comprehensive loss:
Net (loss) income	-	(86.3)	-	-		(86.6)	-	-	0.3
Pension and postretirement liability adjustments, net of $0.3 tax benefit	-	(0.6)	-	-		-	(0.6)	-	-
Change in fair value of cash flow hedges, net of $0.4 tax benefit	-	(0.7)	-	-		-	(0.7)	-	-
Reclassification adjustment for hedge gains and losses included in net loss, net of $0.2 tax benefit	-	0.4	-	-		-	0.4	-	-
Foreign currency translation adjustments	-	5.0	-	-		-	5.0	-	-
Total comprehensive loss		(82.2)
Issuance of restricted stock to employees, net of forfeitures	2.0	-	-	-		-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	13.0	0.1	12.9		-	-	-	-
Distributions to noncontrolling interest	-	(0.2)	-	-		-	-	-	(0.2)
Tax effects from vesting of restricted stock	-	(1.1)	-	(1.1)		-	-	-	-
Tax effects of expired employee stock options	-	(2.2)	-	(2.2)		-	-	-	-
Dividends on common stock ($0.20 per share)	-	(17.0)	-	-		(17.0)	-	-	-
Balance, December 31, 2009	85.4	$1,092.5	$1.6	$1,360.3		$1,564.4	$(7.6)	$(1,826.3)	$0.1

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows
(All amounts in millions)

Year Ended December 31,	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(86.3)	$(765.4)	$311.1
Less: Income from discontinued operations, net of tax	-	(0.9)	(265.2)
(Loss) income from continuing operations	(86.3)	(766.3)	45.9
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities, net of acquisitions and divestitures:
Loss and costs associated with repurchase of 4.250% Senior Notes	1.5	-	-
Impairment losses on property, plant and equipment	24.4	0.9	2.1
Trademark impairments	28.7	25.2	88.0
Goodwill impairment	120.6	813.2	78.0
Amortization of employee stock options and restricted stock	13.0	12.3	14.0
Depreciation and other amortization	78.7	80.8	76.5
Gain on sale of interest in Australian joint venture	-	(0.8)	(8.2)
Equity in loss (earnings) of unconsolidated affiliates	3.7	0.7	(8.1)
Dividends received from unconsolidated affiliates	-	-	2.6
Provision for losses on accounts receivable	1.7	10.3	0.2
Deferred taxes	10.7	(5.0)	8.7
Write-off of deferred financing fees	4.4	1.1	-
Losses on sales of property, plant and equipment	0.7	2.7	4.0
Other items, net	0.6	(0.4)	(1.8)
Changes in operating assets and liabilities:
Accounts receivable	56.3	(45.2)	22.5
Inventories	136.9	11.1	9.6
Prepaid expenses and other current assets	9.5	22.2	1.2
Accounts payable	(46.8)	8.6	(55.5)
Income taxes payable/prepaid income taxes	0.6	12.8	(171.7)
Accrued expenses and other current liabilities	(4.6)	(15.9)	4.9
Other assets and liabilities	(5.3)	7.2	6.6
Total adjustments	435.3	941.8	73.6
Net cash provided by operating activities of continuing operations	349.0	175.5	119.5
Net cash provided by operating activities of discontinued operations	-	-	39.0
Net cash provided by operating activities	349.0	175.5	158.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of Barneys, net of cash sold and selling costs	-	-	845.5
Proceeds from sale of interest in Australian joint venture	-	0.8	20.7
Investment in GRI Group Limited	(15.2)	(20.2)	-
Costs related to acquisition of Rachel Roy Fashions, Inc.	-	(0.2)	-
Capital expenditures	(30.0)	(71.2)	(111.2)
Proceeds from sale of Mexican operations	-	5.9	-
Proceeds from sales of property, plant and equipment	-	0.5	3.0
Net cash (used in) provided by investing activities of continuing operations	(45.2)	(84.4)	758.0
Net cash used in investing activities of discontinued operations	-	-	(40.5)
Net cash (used in) provided by investing activities	(45.2)	(84.4)	717.5
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of 4.250% Senior Notes	(237.7)	-	-
Redemption at maturity of 4.250% Senior Notes	(7.5)	-	-
Payment of consent fees	(12.9)	-	-
Costs associated with consent fees and repurchase of notes	(1.8)	-	-
Costs related to secured revolving credit agreement	(30.1)	-	-
Net repayment under credit facilities	-	-	(100.0)
Purchases of treasury stock	-	1.0	(496.9)
Proceeds from exercise of employee stock options	-	0.1	11.1
Dividends paid	(17.0)	(47.4)	(57.2)
Net cash transferred to discontinued operations	-	-	(21.7)
Principal payments on capital leases	(3.1)	(4.8)	(4.1)
Excess tax benefits from share-based payment arrangement	-	-	2.4
Other	(0.2)	(0.3)	-
Net cash used in financing activities of continuing operations	(310.3)	(51.4)	(666.4)
Net cash provided by financing activities of discontinued operations	-	-	17.9
Net cash used in financing activities	(310.3)	(51.4)	(648.5)
EFFECT OF EXCHANGE RATES ON CASH	1.6	(4.2)	3.8
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4.9)	35.5	231.3
CASH AND CASH EQUIVALENTS, BEGINNING, including $7.2 reported under assets held for sale in 2007	338.3	302.8	71.5
CASH AND CASH EQUIVALENTS, ENDING	$333.4	$338.3	$302.8

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Notes to Consolidated Financial Statements

SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation
        The consolidated financial statements include the accounts of Jones Apparel Group, Inc. and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The results of operations of acquired companies are included in our operating results from the respective dates of acquisition. We also have a 25% interest in GRI, which is accounted for under the equity method of accounting.

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

Credit Risk
        Financial instruments which potentially subject us to concentration of credit risk consist principally of cash investments and accounts receivable. We place our cash and cash equivalents in investment-grade, highly-liquid U.S. government agency and corporate money market accounts. We perform ongoing credit evaluations of our customers' financial condition and, generally, require no collateral from our customers. The allowance for non-collection of accounts receivable is based upon the expected collectibility of all accounts receivable.

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

        The derivatives we use in our risk management strategies are highly effective hedges because all the critical terms of the derivative instruments match those of the hedged item. On the date the derivative contract is entered into, we designate the derivative as either a fair value hedge or a cash flow hedge. Changes in derivative fair values that are designated as fair value hedges are recognized in earnings as offsets to the changes in fair value of the related hedged assets and liabilities. Changes in derivative fair values that are designated as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income until the associated hedged transactions impact the income statement, at which time the deferred gains and losses are reclassified to either cost of sales for inventory purchases or to selling, general and administrative ("SG&A") expenses for all other items. Any ineffective portion of a hedging derivative's change in fair value will be immediately recognized in cost of sales. Differentials to be paid or received under interest rate swap contracts are recognized in income over the life of the contracts as adjustments to interest expense. Gains or losses generated from the early termination of interest rate swap contracts and treasury locks are amortized to earnings over the remaining terms of the contracts as adjustments to interest expense. The fair values of the derivatives, which are based on observable inputs such as yield curves or foreign exchange spot rates, are reported as other current assets or accrued expenses and other current liabilities, as appropriate.

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

        Cost of sales includes the inventory cost elements listed above as well as warehouse outbound freight, internally transferred merchandise freight and realized gains or losses on foreign currency forward contracts associated with inventory purchases. Our cost of sales may not be comparable to those of other entities, since some entities include all of the costs associated with their distribution functions in cost of sales while we include these costs in SG&A expenses.

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

Foreign Currency Translation
        The financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with ASC Section 830, "Foreign Currency Matters." Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period. Gains and losses resulting from translation are accumulated in a separate component of stockholders' equity. These adjustments, along with gains and losses on transactions denominated and settled in a foreign currency, are reflected in the consolidated statements of operations. Net foreign currency losses reflected in results from continuing operations were $1.2 million, $0.2 million and $0.2 million in 2009, 2008 and 2007, respectively.

Defined Benefit Plans
        Our funding policy is to contribute at least the minimum amount to meet the funding ratio requirements of the Pension Protection Act.

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

Advertising Expense
        We record national advertising campaign costs as an expense when the advertising first takes place and we expense advertising production costs as incurred, net of reimbursements for cooperative advertising. Advertising costs associated with our cooperative advertising programs are accrued as the related revenues are recognized. Net advertising expense reflected in results from continuing operations was $45.3 million, $54.7 million and $54.2 million in 2009, 2008 and 2007, respectively, net of co-operative advertising reimbursements of $11.6 million, $12.9 million and $12.8 million, respectively.

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

Earnings per Share
        In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (now ASC Subtopic 260-10-45-61A), which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in ASC Subtopic 260-10-45-60B. We adopted this Staff Position on January 1, 2009. Prior period earnings per share figures have been restated to conform to this presentation.

        We have outstanding restricted stock grants that qualify as participating securities. Under the two-class method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. Basic earnings per common share is calculated by dividing earnings allocated to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of unvested restricted stock not classified as participating securities and common shares issuable upon exercise of stock options. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options outstanding were exercised and all outstanding restricted shares have vested.

        The following options to purchase shares of common stock were outstanding during a portion of 2007 but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares and, therefore, would be antidilutive. For 2008 and 2009, none of the options outstanding were included in the computation of diluted earnings per share due to the net loss for the year.

For the year ended December 31,	2009	2008	2007
Number of options (in millions)	-	-	8.3
Weighted average exercise price	-	-	$32.65

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

        In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" (now part of ASC Topic 860, also issued as ASU No. 2009-16). The objective of this standard is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. This standard is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of this standard are to be applied to transfers that occur on or after the effective date. The adoption of this standard is not expected to have a material impact on our results of operations or our financial position.

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" (now part of ASC Subtopic 810, also issued as ASU No. 2009-17). This standard amends FASB Interpretation 46(R) to require an enterprise to perform an analysis to determine whether an enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and has the obligation to absorb losses of or the right to receive benefits from the entity. This standard also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This standard is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this standard is not expected to have a material impact on our results of operations or our financial position.

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

        In January 2010, the FASB issued ASU No. 2010-02, "Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification." ASU No. 2010-02 clarifies that the scope of the decrease in ownership provisions of Topic 810 applies to a subsidiary or group of assets that is a business, a subsidiary that is a business that is transferred to an equity method investee or a joint venture or an exchange of a group of assets that constitutes a business for a noncontrolling interest in an entity and does not apply to sales in substance of real estate. ASU No. 2010-02 is effective as of the beginning of the period in which an entity adopts SFAS No. 160 or, if SFAS No. 160 has been previously adopted, the first interim or annual period ending on or after December 15, 2009, applied retrospectively to the first period that the entity adopted SFAS No. 160. The adoption of ASU No. 2010-02 did not have an impact on our results of operations or our financial position.

        In January 2010, the FASB issued ASU No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements." ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. ASU 2010-06 also includes conforming amendments to employers' disclosures about postretirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years.

(LOSS) EARNINGS PER SHARE

        The computation of basic and diluted (loss) earnings per share is as follows:

Year Ended December 31,	2009	2008	2007
(In millions except per share amounts)
(Loss) income from continuing operations	$(86.3)	$(766.3)	$45.9
Less: income from continuing operations attributable to noncontrolling interest	0.3	-	-
(Loss) income from continuing operations attributable to Jones	(86.6)	(766.3)	45.9
Less: (loss) income from continuing operations allocated to participating securities	(3.6)	(16.0)	0.5
(Loss) income from continuing operations available to common stockholders of Jones	(83.0)	(750.3)	45.4
Income from discontinued operations	-	0.9	265.2
Less: income from discontinued operations allocated to participating securities	-	-	3.6
Income from discontinued operations available to common stockholders of Jones	-	0.9	261.6
(Loss) income available to common stockholders of Jones	$(83.0)	$(749.4)	$307.0
Weighted-average common shares outstanding - basic	81.7	82.9	99.9
Effect of dilutive employee stock options	-	-	1.4
Weighted-average common shares and share equivalents outstanding - diluted	81.7	82.9	101.3
(Loss) earnings per share - basic
(Loss) income from continuing operations attributable to Jones	$(1.02)	$(9.05)	$0.45
Income from discontinued operations attributable to Jones	-	0.01	2.62
Basic (loss) earnings per share attributable to Jones	$(1.02)	$(9.04)	$3.07
(Loss) earnings per share - diluted
(Loss) income from continuing operations attributable to Jones	$(1.02)	$(9.05)	$0.45
Income from discontinued operations attributable to Jones	-	0.01	2.58
Diluted (loss) earnings per share attributable to Jones	$(1.02)	$(9.04)	$3.03

ACCOUNTS RECEIVABLE AND SIGNIFICANT CUSTOMERS

        Accounts receivable consist of the following:

December 31,	2009	2008
(In millions)

Trade accounts receivable	$327.9	$397.6
Allowances for doubtful accounts, returns, discounts and co-op advertising	(24.8)	(27.4)
	$303.1	$370.2

        A significant portion of our sales are to retailers throughout the United States and Canada. We have one significant customer in our wholesale better apparel, wholesale jeanswear and wholesale footwear and accessories operating segments. Macy's, Inc. accounted for approximately 21%, 21% and 20% of consolidated gross revenues for 2009, 2008 and 2007, respectively, and accounted for approximately and 17% of accounts receivable at both December 31, 2009 and 2008.

        Due to our 25% ownership interest in GRI, GRI is deemed to be a related party. Included in accounts receivable are amounts due from GRI in the amount of $40.7 million and $43.3 million at December 31, 2009 and 2008, respectively. Net revenues from GRI amounted to $47.0 million and $61.1 million for 2009 and 2008, respectively. On April 23, 2009, we converted $10.0 million of outstanding GRI accounts receivable to a three-year interest-bearing convertible note. GRI has the option, during the 90-day period that begins when the audited financial statements for the GRI fiscal year ending January 31, 2011 become available (or such shorter period that ends on the maturity date of the note), to convert the note into common shares of GRI at a conversion rate based on the greater of eight times the net income of GRI for such fiscal year, or an appraised value determined as of that date.

DISCONTINUED OPERATIONS

        On September 6, 2007, we completed the sale of Barneys to an affiliate of Istithmar PJSC. In 2007, we recognized a net after-tax gain on the sale of $254.2 million. In 2008, we reached final settlement on certain liabilities remaining from the sale, resulting in an additional after-tax gain of $0.9 million. The results of operations of Barneys have been reported as discontinued operations in all periods. Operating results of Barneys, which were formerly included in our retail segment, are summarized as follows:

Year Ended December 31,	2009	2008	2007
(In millions)
Total revenues	$-	$-	$452.1

Income from operations of Barneys before provision for income taxes	$-	$-	$22.0
Provision for income taxes	-	-	11.0
Income from operations of Barneys	-	-	11.0
Gain on sale of Barneys before provision for income taxes (1)	-	1.5	389.1
Provision for income taxes	-	0.6	134.9
Gain on sale of Barneys	-	0.9	254.2
Income from discontinued operations	$-	$0.9	$265.2

(1) Net of $247.4 million of goodwill allocated to Barneys in 2007.

        We allocated $5.5 million of interest expense in 2007 to discontinued operations based on the weighted-average monthly borrowing rate under our senior credit facilities applied to the average net monthly balance of funds that had been advanced to Barneys.

ACCRUED RESTRUCTURING COSTS

Manufacturing Restructuring
        On September 12, 2006, we announced the closing of certain El Paso, Texas and Mexican operations related to the decision by Polo to discontinue the Polo Jeans Company product line (the "manufacturing restructuring"), which we produced for Polo subsequent to the sale of the Polo Jeans Company business to Polo in February 2006. In connection with the closings, we incurred $6.9 million of one-time termination benefits and associated employee costs for 1,838 employees and $1.0 million of other costs. Of this amount, $2.3 million has been recorded as an SG&A expense and $5.6 million was recorded as cost of sales in the wholesale jeanswear segment. At that time, we also determined the estimated fair value of the property, plant and equipment employed in Mexico was less than its carrying value. As a result, we recorded an impairment loss of $8.6 million, which was reported as cost of sales in the wholesale jeanswear segment in 2006. The closings were substantially completed by the end of March 2007. On May 8, 2008, we sold the Mexican operations for $5.9 million, resulting in a gain of $0.2 million.

        The details of the manufacturing restructuring accruals are as follows:

(In millions)	One-time termination benefits	Other associated costs	Total manufacturing restructuring
Balance, January 1, 2007	$2.8	$0.6	$3.4
Additions	1.1	0.5	1.6
Payments and reductions	(3.6)	(0.2)	(3.8)
Balance, December 31, 2007	0.3	0.9	1.2
Reversals	(0.2)	(0.4)	(0.6)
Payments and reductions	(0.1)	(0.4)	(0.5)
Balance, December 31, 2008	-	0.1	0.1
Reversals	-	(0.1)	(0.1)
Balance, December 31, 2009	$-	$-	$-

        During 2008 and 2007, $0.1 million and $3.6 million of the termination benefits accrual were utilized (relating to severance for three and 123 employees, respectively). The net accrual of $0.1 million at December 31, 2008 is reported as accrued restructuring and severance payments.

Moderate Apparel Restructuring
        In connection with the exit from and reorganization of certain moderate apparel product lines, we decided to close certain New York offices, and on October 9, 2007, we announced the closing of warehouse facilities in Goose Creek, South Carolina. We recorded $7.2 million of one-time termination benefits and associated employee costs for approximately 440 employees and $4.2 million of lease obligations as SG&A expenses in our wholesale jeanswear segment. These closings were substantially complete by the end of February 2008.

        The details of the moderate apparel restructuring accruals are as follows:

(In millions)	One-time termination benefits	Lease obligations	Total moderate apparel restructuring
Balance, January 1, 2007	$-	$-	$-
Additions	7.9	-	7.9
Payments and reductions	(2.2)	-	(2.2)
Balance, December 31, 2007	5.7	-	5.7
(Reversals) additions	(0.5)	0.9	0.4
Payments and reductions	(4.3)	(0.6)	(4.9)
Balance, December 31, 2008	0.9	0.3	1.2
(Reversals) additions	(0.2)	3.3	3.1
Payments and reductions	(0.7)	(1.6)	(2.3)
Balance, December 31, 2009	$-	$2.0	$2.0

        During 2009, 2008 and 2007, $0.7 million, $4.3 million and $2.2 million of the termination benefits accrual were utilized (relating to severance for one, 328 and 113 employees, respectively). The net accrual of $2.0 million at December 31, 2009 is reported as $0.7 million of accrued restructuring and severance payments and $1.3 million of other noncurrent assets. The net accrual of $1.2 million at December 31, 2008 is reported as $1.3 million of accrued restructuring and severance payments and $0.1 million of other noncurrent assets.

Other Restructurings
        Retail Stores. On May 30, 2006, we announced the closing of our Stein Mart leased shoe departments, effective January 2007. In connection with the closing, we accrued $1.2 million of one-time termination benefits and associated employee costs in 2006 for 468 employees. These amounts, which are reported as SG&A expenses in the retail segment, were paid in 2007.

        In 2007, we discontinued our Anne Klein Accessories retail concept. We accrued $0.1 million of one-time termination benefits and associated employee costs in 2007 for 26 employees. These amounts, which are reported as SG&A expenses in the retail segment, were paid in 2008.

        We began 2009 with 1,017 retail locations. During 2009, we decided to close approximately 265 underperforming retail locations by the end of 2010, of which 99 closed during the year. We accrued $4.6 million of termination benefits and associated employee costs for approximately 1,220 employees, including both store employees and administrative support personnel. In connection with our decision to close these stores, we reviewed the associated long-term assets for impairments. As a result of this review, we recorded $23.2 million of impairment losses on leasehold improvements and furniture and fixtures located in the stores to be closed. These costs are reported as SG&A expenses in the retail segment.

        Jewelry. During 2009, we decided to discontinue the domestic manufacturing, product development and sourcing activities of our jewelry business, and also announced the closing of our jewelry distribution center by the end of 2010. Total costs are expected to be $6.6 million. We accrued $6.3 million of termination benefits and associated employee costs for approximately 148 employees. The remaining $0.3 million will be recorded over the period the related employees provide services. These costs are reported as SG&A expenses in the wholesale footwear and accessories segment.

        Edison Warehouse. On October 17, 2007, we announced the closing of warehouse facilities in Edison, New Jersey. In connection with the closing, we accrued $2.6 million of one-time termination benefits and associated employee costs for 158 employees. These costs are reported as SG&A expenses in the wholesale jeanswear segment. The closing was substantially complete by the end of June 2008.

        Texas Warehouse. On December 1, 2009, we announced the closing of warehouse facilities in Socorro, Texas. Total costs are expected to be $3.3 million. We accrued $3.1 million of termination benefits and associated employee costs for approximately 219 employees. The remaining $0.2 million will be recorded over the period the related employees provide services. These costs are reported as SG&A expenses in the wholesale jeanswear segment. The closing will be substantially complete by the end of April 2010.

        The details of these restructuring accruals are as follows:

(In millions)	Retail stores	Jewelry	Texas warehouse	Edison warehouse
Balance, January 1, 2007	$1.2	$-	$-	$-
Additions	0.1	-	-	2.8
Payments and reductions	(1.2)	-	-	-
Balance, December 31, 2007	0.1	-	-	2.8
Reversals	-	-	-	(0.2)
Payments and reductions	(0.1)	-	-	(2.2)
Balance, December 31, 2008	-	-	-	0.4
Additions	4.6	6.3	3.1	-
Payments and reductions	(2.7)	(3.4)	-	(0.4)
Balance, December 31, 2009	$1.9	$2.9	$3.1	$-

        During 2009, 2008 and 2007, $6.5 million, $2.3 million and $1.2 million of the termination benefits accruals were utilized (relating to partial or full severance for 456, 180 and 469 employees, respectively). The net accruals of $7.9 million and $0.4 million at December 31, 2009 and 2008, respectively, are reported as accrued restructuring and severance payments.

Acquisition Restructurings
        In connection with the acquisitions of McNaughton (in 2001), Kasper (in 2003) and Maxwell (in 2004), we assessed and formulated plans to restructure certain operations of each company. These plans involved the closure of manufacturing facilities, certain offices, foreign subsidiaries, and selected domestic and international retail locations. The objectives of the plans were to eliminate unprofitable or marginally profitable lines of business and reduce overhead expenses. These costs were reported as a component of goodwill.

        The details of the acquisition restructuring accruals are as follows:

(In millions)	One-time termination benefits	Other costs	Total acquisition restructuring
Balance, January 1, 2007	$0.1	$1.4	$1.5
Payments and reductions	-	(0.3)	(0.3)
Balance, December 31, 2007	0.1	1.1	1.2
Payments and reductions	(0.1)	(0.3)	(0.4)
Balance, December 31, 2008	-	0.8	0.8
Payments and reductions	-	(0.3)	(0.3)
Balance, December 31, 2009	$-	$0.5	$0.5

        The net accruals of $0.5 million and $0.8 million at December 31, 2009 and 2008, respectively, are reported as other noncurrent liabilities.

PROPERTY, PLANT AND EQUIPMENT

        Major classes of property, plant and equipment are as follows:

December 31,	2009	2008	Useful lives (years)
(In millions)

Land and buildings	$73.1	$73.0	10 - 20
Leasehold improvements	246.9	261.6	1 - 18
Machinery, equipment and software	385.2	365.7	3 - 10
Furniture and fixtures	66.0	70.9	5 - 8
Construction in progress	7.2	14.1	-
	778.4	785.3
Less: accumulated depreciation and amortization	539.4	484.3
	$239.0	$301.0

        Depreciation and amortization expense relating to property, plant and equipment (including capitalized leases) reflected in results from continuing operations was $67.5 million, $76.3 million and $74.4 million in 2009, 2008 and 2007, respectively. At December 31, 2009, we had outstanding commitments of approximately $9.2 million relating primarily to the construction or remodeling of retail store locations and distribution centers. We capitalized approximately $0.5 million of interest in 2007 as part of the cost of major capital projects and capitalized no interest in 2008 or 2009.

        Included in property, plant and equipment are the following capitalized leases:

December 31,	2009	2008	Useful lives (years)
(In millions)

Buildings	$37.8	$37.8	10 - 20
Machinery and equipment	14.0	13.9	3 - 5
	51.8	51.7
Less: accumulated amortization	25.4	21.7
	$26.4	$30.0

GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. Accounting rules require that we test at least annually for possible goodwill impairment. We perform our test in the fourth fiscal quarter of each year using a discounted cash flow analysis that requires that certain assumptions and estimates be made regarding industry economic factors and future profitability and cash flows. As a result of the 2007 impairment analysis, we determined that the remaining goodwill balance existing in our wholesale jeanswear segment was impaired as a result of decreases in projected revenues and profitability for certain brands. Accordingly, we recorded an impairment charge of $78.0 million. As a result of the 2008 impairment analysis, we determined that the goodwill balance existing in our wholesale footwear and accessories segment was impaired as a result of decreases in projected revenues and profitability for the segment. Accordingly, we recorded an impairment charge of $813.2 million. As a result of the 2009 impairment analysis, we determined that the goodwill balance existing in our retail segment was impaired as a result of decreases in projected revenues and profitability for the segment. Accordingly, we recorded an impairment charge of $120.6 million.

        The changes in the carrying amount of goodwill for 2008 and 2009, by segment and in total, are as follows:

(In millions)	Wholesale Better Apparel	Wholesale Jeanswear	Wholesale Footwear & Accessories	Retail	Total
Balance, January 1, 2008
Goodwill	$40.1	$519.2	$813.2	$120.6	$1,493.1
Accumulated impairment losses	-	(519.2)	-	-	(519.2)
Net goodwill	40.1	-	813.2	120.6	973.9
Impairment loss	-	-	(813.2)	-	(813.2)
Balance, December 13, 2008
Goodwill	40.1	519.2	813.2	120.6	1,493.1
Accumulated impairment losses	-	(519.2)	(813.2)	-	(1,332.4)
Net goodwill	40.1	-	-	120.6	160.7
Impairment loss	-	-	-	(120.6)	(120.6)
Balance, December 13, 2009
Goodwill	40.1	519.2	813.2	120.6	1,493.1
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	(1,453.0)
Net goodwill	$40.1	$-	$-	$-	$40.1

        We also perform our annual impairment test for indefinite-lived trademarks during the fourth fiscal quarter of the year. As a result of the 2007 impairment analysis, we recorded trademark impairment charges of $7.5 million as a result of decreases in projected revenues for certain brands. We also recorded trademark impairment charges of $80.5 million in 2007 as a result of our decision to discontinue or significantly reduce the scale of certain brands. As a result of the 2008 impairment analysis, we recorded trademark impairment charges of $25.2 million as a result of decreases in projected revenues for certain brands. As a result of the 2009 impairment analysis, we recorded trademark impairment charges of $28.7 million as a result of decreases in projected revenues for certain brands. All trademark impairment charges are reported as SG&A expenses in the licensing, other and eliminations segment.

        The components of other intangible assets are as follows:

December 31,	2009		2008
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
License agreements	$60.5	$48.1	$60.5	$45.8
Acquired favorable leases	0.5	0.3	0.5	0.3
	61.0	48.4	61.0	46.1
Indefinite-life trademarks	547.2	-	575.9	-
	$608.2	$48.4	$636.9	$46.1

        Amortization expense reflected in results from continuing operations for intangible assets subject to amortization was $2.3 million, $2.8 million and $2.3 million for 2009, 2008 and 2007, respectively. Amortization expense for intangible assets subject to amortization for each of the years in the five-year period ending December 31, 2014 is estimated to be $2.0 million in 2010, $2.0 million in 2011, $1.9 million in 2012, $1.4 million in 2013 and $1.4 million in 2014.

        The cash flow models we use to estimate the fair values of our goodwill and trademarks involve several assumptions. Changes in these assumptions could materially impact our fair value estimates. Assumptions critical to our fair value estimates are: (i) discount rates used to derive the present value factors used in determining the fair value of the reporting units and trademarks; (ii) royalty rates used in our trademark valuations; (iii) projected revenue growth rates; and (iv) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances. The following table shows the range of assumptions we used to derive our fair value estimates as part of our annual impairment testing for 2009 and 2008.

	2009		2008
	Goodwill	Trademarks	Goodwill	Trademarks
Discount rates	12.9%	12.9%	11.5%	11.5%
Royalty rates	--	4.0% - 7.0%	--	4.0% - 7.0%
Weighted-average revenue growth rates	2.3%	6.1%	2.8%	7.5%
Long-term growth rates	3.0%	0% - 3.0%	3.0%	0% - 3.0%

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis at December 31, 2009 and 2008.

(In millions) Description	Classification	Total Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2009:
Rabbi Trust assets	Other current assets	$7.8	$7.8	$-	$-
	Total assets	$7.8	$7.8	$-	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$7.8	$7.8	$-	$-
Derivatives	Accrued expenses and other current liabilities	0.2	-	0.2	-
Deferred director fees	Accrued expenses and other current liabilities	1.1	1.1	-	-
	Total liabilities	$9.1	$8.9	$0.2	$-
December 31, 2008:
Rabbi Trust assets	Other current assets	$6.4	$6.4	$-	$-
Derivatives	Other current assets	0.1	-	0.1	-
	Total assets	$6.5	$6.4	$0.1	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$6.4	$6.4	$-	$-
Deferred director fees	Accrued expenses and other current liabilities	0.2	0.2	-	-
	Total liabilities	$6.6	$6.6	$-	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        In accordance with the fair value hierarchy described above, the following table shows the fair value of our non-financial assets and liabilities that were measured at fair value on a nonrecurring basis at December 31, 2009, and the total losses recorded as a result of the remeasurement process.

(In millions)		Fair Value Measurements Using
Description	Carrying Value at December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total losses recorded for 2009
Property and equipment	$-	$-	$-	$-	$24.4
Trademarks	118.2	-	-	118.2	28.7
Goodwill	-	-	-	-	120.6

        During 2009, property and equipment utilized in our retail operations with a carrying amount of $24.4 million were written down to a fair value of zero, primarily as a result of our decision to close approximately 265 underperforming retail locations. These losses were recorded as an SG&A expense in the retail segment. During 2009, trademarks with a carrying amount of $146.9 million were written down to a fair value of $118.2 million and the $120.6 million of goodwill assigned to our retail segment was written down to a fair value of zero. For further information regarding the losses recorded for trademarks and goodwill, see "Goodwill and Other Intangible Assets."

Financial Instruments

        As a result of our global operating and financing activities, we are exposed to changes in interest rates and foreign currency exchange rates which may adversely affect results of operations and financial condition. In seeking to minimize the risks and/or costs associated with such activities, we manage exposure to changes in interest rates and foreign currency exchange rates through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The instruments eligible for utilization include forward, option and swap agreements. We do not use financial instruments for trading or other speculative purposes. At December 31, 2009, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total notional value of US $8.6 million at a weighted-average exchange rate of $1.06893 maturing through May 2010.

            At December 31, 2009 and 2008, the fair values of cash and cash equivalents, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of the note receivable from GRI approximates the $10.0 million carrying value as it is a variable-rate instrument. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or exchange rates for the same or similar instruments, and the related carrying amounts are as follows:

December 31,	2009		2008
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$499.5	449.4	$749.5	$462.2
Foreign currency exchange contracts, net (liability) asset	(0.2)	(0.2)	0.1	0.1

        Financial instruments expose us to counterparty credit risk for nonperformance and to market risk for changes in interest and currency rates. We manage exposure to counterparty credit risk through specific minimum credit standards and procedures to monitor the amount of credit exposure. Our financial instrument counterparties are substantial investment or commercial banks with significant experience with such instruments.

CREDIT FACILITIES

        Prior to May 2009, we had a revolving credit agreement with several lending institutions to borrow an aggregate principal amount of up to $600 million (which was reduced by amendment from $750 million on January 5, 2009). This agreement could be used for letters of credit or cash borrowings. In May 2009, we replaced this revolving credit facility and our C$10.0 million unsecured line of credit in Canada with a new three-year $650 million secured revolving credit agreement (the "New Credit Facility"). Under the New Credit Facility, up to the entire amount of the facility is available for cash borrowings, with up to $400 million available for trade letters of credit and up to $50 million for standby letters of credit, and a subfacility available to our Canadian subsidiaries of up to $25 million for letters of credit and borrowings. Borrowings under the New Credit Facility may be used to refinance existing indebtedness and for general corporate purposes in the ordinary course of business. Such borrowings bear interest either based on the alternate base rate, as defined in the New Credit Facility, or based on Eurocurrency rates, each with a margin that depends on the availability remaining under the New Credit Facility. The New Credit Facility contains customary events of default. We wrote off $4.4 million of deferred financing costs related to our prior credit agreement as a result of a change in the composition of participating lending institutions, which is reported as interest expense and financing costs. We wrote off $1.1 million of deferred financing fees in 2008 related to modifications made to prior revolving credit agreements as a result of reductions made to the borrowing capacity of those agreements, which is reported as interest expense and financing costs.

        Availability under the New Credit Facility is determined in reference to a borrowing base consisting of a percentage of eligible inventory, accounts receivable, credit card receivables and licensee receivables, minus reserves determined by the joint collateral agents. At December 31, 2009, we had no cash borrowings and $35.5 million of letters of credit outstanding, and our remaining availability was $360.8 million. If availability under the New Credit Facility falls below a stated level, we will be required to comply with a minimum fixed charge coverage ratio. The New Credit Facility also contains affirmative and negative covenants that, among other things, will limit or restrict our ability to (1) incur indebtedness, (2) create liens, (3) merge, consolidate, liquidate or dissolve, (4) make investments (including acquisitions), loans or advances, (5) sell assets, (6) enter into sale and leaseback transactions, (7) enter into swap agreements, (8) make certain restricted payments (including dividends and other payments in respect of capital stock), (9) enter into transactions with affiliates, (10) enter into restrictive agreements, and (11) amend material documents. The New Credit Facility is secured by a first priority lien on substantially all of our personal property.

        The weighted-average interest rate for our credit facilities was 6.75% and 4.8% at December 31, 2009 and 2008, respectively.

LONG-TERM DEBT

        Long-term debt consists of the following:

December 31,	2009	2008
(In millions)

4.250% Senior Notes due 2009	$-	$250.0
5.125% Senior Notes due 2014, net of unamortized discount of $0.1 and $0.1	249.9	249.9
6.125% Senior Notes due 2034, net of unamortized discount of $0.4 and $0.4	249.6	249.6
	499.5	749.5
Less current portion	-	250.0
	$499.5	$499.5

        Long-term debt maturities during the next five years amount to $250.0 million in 2014. All of our notes contain certain covenants, including, among others, restrictions on liens, sale-leaseback transactions and additional secured debt, and pay interest semiannually. The weighted-average interest rate of our long-term debt was 5.6% and 5.2% at December 31, 2009 and 2008, respectively.

        On April 1, 2009, we commenced a cash tender offer to purchase any and all of our outstanding 4.250% Senior Notes due 2009 (the "2009 Notes"), as well as a consent solicitation to amend the indenture governing our outstanding 2009 Notes, our 5.125% Senior Notes due 2014 and our 6.125% Senior Notes due 2034 (collectively, the "Notes"). The purpose of the consent solicitation was to receive the consent of holders of at least a majority in principal amount of the Notes outstanding for proposed amendments to the Indenture to provide for a carveout to the lien covenant, for liens incurred in connection with the New Credit Facility. We received the required consents on April 15, 2009; consequently, the Amendments became operative upon payment of the consent fee to each validly consenting holder of the Notes, and are binding on all holders, including non-consenting holders of Notes. The consideration for each $1,000 principal amount of 2009 Notes validly tendered and not withdrawn pursuant to the tender offer was $980, and the consent fee for each $1,000 principal amount of Notes with respect to which holders validly delivered and did not revoke their consent pursuant to the consent solicitation was $20.

        Under the tender offer, we repurchased a total of $242.5 million of our outstanding 2009 Notes for a payment of $237.7 million, and we paid $12.9 million in consent fees to holders of the Notes and $1.8 million of related costs, resulting in a loss on debt extinguishment of $1.5 million. Of the consent fees paid, a net $7.1 million relates to the remaining outstanding Notes and will be amortized over the life of the remaining related Notes as additional interest expense.

        On November 15, 2009, we redeemed the remaining $7.5 million outstanding 2009 Notes at maturity.

ACCUMULATED OTHER COMPREHENSIVE LOSS

        Accumulated other comprehensive loss is comprised of the following:

December 31,	2009	2008
(In millions)

Foreign currency translation adjustments	$7.2	$2.2
Pension and postretirement liability adjustments	(14.7)	(14.1)
Unrealized gains (losses) on hedge contracts	(0.1)	0.2
	$(7.6)	$(11.7)

DERIVATIVES

        ASC Topic 815, "Derivatives and Hedging," establishes accounting and reporting standards for derivative instruments. Specifically, ASC Topic 815 requires us to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders' equity or net income, depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

        We use foreign currency forward contracts for the specific purpose of hedging the exposure to variability in forecasted cash flows associated primarily with inventory purchases. These instruments are designated as cash flow hedges as the principal terms of the forward exchange contracts are the same as the underlying forecasted foreign currency cash flows. Therefore, changes in the fair value of the forward contracts should be highly effective in offsetting changes in the expected foreign currency cash flows, and accordingly, changes in the fair value of forward exchange contracts are recorded in accumulated other comprehensive income, net of related tax effects, with the corresponding asset or liability recorded in the balance sheet. Amounts recorded in accumulated other comprehensive income are reflected in current-period earnings when the hedged transaction affects earnings. Fair values are calculated by comparing each hedging agreement's contractual exchange rate with the currency exchange spot rate at the reporting date.

        The following summarizes the U.S. Dollar notional amount and the fair value of our Canadian foreign currency forward exchange contracts, which we have classified as cash flow hedges. The contracts outstanding at December 31, 2009 mature at various dates through May 2010.

(In millions)	December 31, 2009		December 31, 2008
	Notional amount	Fair value - other current liabilities	Notional amount	Fair value - other current assets
Canadian Dollar - U.S. Dollar	$8.6	$0.2	$10.5	$0.1

        The effect of our cash flow hedges on the statement of operations was as follows:

(In millions)	Amount of Pretax Gain (Loss) Recognized in Other Comprehensive Income			Location of Pretax Gain (Loss) Reclassified from Other Comprehensive Income into Income	Amount of Pretax Gain (Loss) Reclassified from Other Comprehensive Income into Income
Derivative type	2009	2008	2007		2009	2008	2007
Foreign exchange contracts	$(1.1)	$1.2	$(3.8)	Cost of sales	$(0.6)	$(1.0)	$(0.6)

        Since the derivatives we use in our risk management strategies are highly effective hedges because all the critical terms of the derivative instruments match those of the hedged item, we record no ineffectiveness related to our cash flow hedges. If foreign currency exchange rates do not change from their December 31, 2009 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months will not be material. The actual amounts that will be reclassified to earnings over the next 12 months could vary, however, as a result of changes in market conditions.

OBLIGATIONS UNDER CAPITAL LEASES

        Obligations under capital leases consist of the following:

December 31,	2009	2008
(In millions)

Warehouses, office facilities and equipment	$29.5	$32.5
Less: current portion	2.6	3.1
Obligations under capital leases - noncurrent	$26.9	$29.4

        We lease an office facility in Bristol, Pennsylvania under a 20-year net lease that runs until July 2018 and requires minimum annual rent payments of approximately $1.1 million. The building was capitalized at $12.2 million, which approximated the present value of the minimum lease payments. We also lease various equipment under two- to five-year leases at an aggregate annualized rental of $1.8 million. The equipment was capitalized at $7.4 million, which approximated the present value of the minimum lease payments.

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

        The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 31, 2009:

Year Ending December 31,
(In millions)

2010	$4.5
2011	3.5
2012	3.6
2013	3.6
2014	3.7
Later years	24.8
Total minimum lease payments	43.7
Less: amount representing interest	14.2
Present value of net minimum lease payments	$29.5

COMMON STOCK

        The Board of Directors has authorized several programs to repurchase our common stock from time to time in open market transactions. We repurchased $496.9 million of our common stock during 2007 and no amounts in 2008 or 2009. As of December 31, 2009, $304.1 million of Board authorized repurchases was still available. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition, although any such repurchases will be subject to limitations under our current revolving credit agreement.

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

        (b) ROYALTIES. We have an exclusive licenses to produce and sell women's footwear under the Dockers(R) Women trademark in the United States (including its territories and possessions) and infants', toddlers' and boys' footwear (excluding girls' footwear) under the Dockers(R) and Dockers(R) Premium trademarks in the United States (including its territories and possessions) pursuant to agreements with

Levi Strauss & Co. which expire on December 31, 2011. The agreements require us to pay a percentage of net sales against guaranteed minimum royalty and advertising payments as set forth in the agreement. Minimum payments under these agreements amount to $0.8 million and $0.9 million for 2010 and 2011, respectively.

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

        We have an exclusive license with New Balance Athletic Shoe, Inc. and its affiliate New Balance Licensing, LLC to create and distribute a fashion-lifestyle footwear collection that brings together New Balance's innovative performance and materials technology with Nine West's fashion styling. The agreement, which expires December 31, 2010, requires us to pay a percentage of net sales as set forth in the agreement. No minimum payments are required under this agreement.

        In January 2010, we entered into a sub-license agreement with VCJS LLC ("VCJS") to design, develop, produce and distribute in the United States, Mexico and Canada Jessica Simpson jeanswear under the Jessica Simpson (signature) trademark which VCJS licenses from With You, Inc. ("WYI"). The agreement, which expires on December 31, 2014 (October 15, 2014 if the master license between WYI and VCJS is not renewed), requires us to pay a percentage of net sales against guaranteed minimum royalty and pooled marketing fee payments as set forth in the agreement. Minimum payments under these agreements amount to $0.1 million, $0.4 million, $0.7 million, $0.8 million and $1.1 million for 2010, 2011, 2012, 2013 and 2014, respectively.

        (c) LEASES. Total rent expense charged to continuing operations for 2009, 2008 and 2007 was as follows.

Year Ended December 31,	2009	2008	2007
(In millions)

Minimum rent	$121.5	$130.2	$130.9
Contingent rent	0.5	0.3	0.5
Less: sublease rent	(3.5)	(7.6)	(5.3)
	$118.5	$122.9	$126.1

        The following is a schedule by year of minimum rental payments required under operating leases:

Year Ending December 31,
(In millions)

2010	$123.9
2011	117.2
2012	97.3
2013	79.6
2014	71.6
Later years	184.0
$673.6

        Certain of the leases provide for renewal options and the payment of real estate taxes and other occupancy costs. Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating $19.9 million.

STATEMENT OF CASH FLOWS

Year Ended December 31,	2009	2008	2007
(In millions)
Supplemental disclosures of cash flow information for continuing operations:
Cash paid (received) during the year for:
Interest	$43.9	$45.6	$52.1
Net income tax (refunds) payments	(1.9)	(16.0)	67.7
Supplemental disclosures of non-cash investing and financing activities for continuing operations:
Property acquired through capital lease financing	0.1	4.0	4.1
Restricted stock issued to employees	7.3	20.3	19.2

INCOME TAXES

        The following summarizes the (benefit) provision for income taxes for continuing operations:

Year Ended December 31,	2009	2008	2007
(In millions)

Current:
Federal	$(5.2)	$(15.3)	$(123.5)
State and local	4.9	9.2	5.2
Foreign	5.8	4.5	5.2
	5.5	(1.6)	(113.1)
Deferred:
Federal	13.0	2.5	11.3
State and local	1.0	(5.7)	(3.0)
Foreign	(3.3)	(1.8)	0.4
	10.7	(5.0)	8.7
Provision (benefit) for income taxes	$16.2	$(6.6)	$(104.4)

        The domestic and foreign components of loss before (benefit) provision for income taxes from continuing operations are as follows:

Year Ended December 31,	2009	2008	2007
(In millions)

Loss from continuing operations before provision (benefit) for income taxes
United States	$(54.1)	$(770.6)	$(73.0)
Foreign	(16.0)	(2.3)	14.5
	$(70.1)	$(772.9)	$(58.5)

        The provision (benefit) for income taxes from continuing operations on adjusted historical income differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

Year Ended December 31,	2009	2008	2007
(In millions)

Benefit for Federal income taxes at the statutory rate	$(24.5)	$(270.5)	$(20.5)
State and local income taxes, net of federal benefit	3.3	2.2	0.4
Foreign income tax difference	(2.1)	(4.8)	(4.2)
Nondeductible goodwill impairment	41.3	265.8	27.3
Change in deferred balance - fixed assets	(2.3)	-	-
Valuation allowances	0.6	-	(107.2)
Other items, net	(0.1)	0.7	(0.2)
Provision (benefit) for income taxes	$16.2	$(6.6)	$(104.4)

        We have not provided for U.S. Federal and foreign withholding taxes on $27.2 million of foreign subsidiary undistributed earnings as of December 31, 2009. Such earnings are intended to be reinvested indefinitely.

        The following is a summary of the significant components of our deferred tax assets and liabilities:

December 31,	2009	2008
(In millions)

Deferred tax assets (liabilities):
Nondeductible accruals and allowances	$51.7	$58.0
Depreciation	14.8	15.3
Intangible asset valuation and amortization	(87.6)	(73.2)
Loss and credit carryforwards	42.5	34.4
Amortization of stock-based compensation	12.4	13.2
Deferred compensation	2.6	2.2
Inventory valuation	(7.8)	(10.9)
Inventory overhead	0.1	1.1
Pension	8.4	7.4
Gain on sale-leaseback transaction	2.4	2.7
Prepaid expenses	(2.0)	(1.9)
Display costs	(1.6)	(1.8)
Other (net)	1.9	0.9
Valuation allowances	(5.8)	(5.2)
Net deferred tax asset	$32.0	$42.2
Included in:
Current assets	$28.1	$28.0
Noncurrent assets	3.9	14.2
Net deferred tax asset	$32.0	$42.2

        As of December 31, 2009, we had federal, state and foreign net operating loss carryforwards of $399.0 million, which expire through 2029, foreign and general business tax credit carryforwards of $11.5 million, which expire through 2029 and state tax credit carryforwards of $8.1 million, which expire through 2026.

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

        During the fourth fiscal quarter of 2009, we determined that $10.7 million of state net operating loss carryforwards expiring through 2013 may not be utilized; therefore, we established a valuation allowance of $0.6 million (net of federal tax benefit) related to the state net operating loss carryforwards.

Uncertain tax positions

        Our total unrecognized tax benefits as of December 31, 2009 and December 31, 2008 were $6.6 million and $14.1 million, respectively (net of federal tax benefit), which included $6.0 million and $7.3 million of interest and penalties, respectively (net of federal tax benefit).

(In millions)	2009	2008
Uncertain tax positions, beginning of year	$14.1	$16.7
(Decreases) increases for tax positions related to prior years	(0.3)	3.1
Settlements with tax authorities during the year	(7.2)	(5.7)
Uncertain tax positions, end of year	$6.6	$14.1

        If recognized as of December 31, 2009 and 2008, $6.6 million and $14.1 million, respectively (net of federal tax benefit) of our unrecognized tax benefit would reduce income tax expense and the effective tax rate.

        We file a consolidated U.S. federal income tax return as well as separate, unitary and combined income tax returns in multiple state jurisdictions. In addition, we file income tax returns in various foreign jurisdictions.

        The Internal Revenue Service has completed examination of our federal returns for taxable years prior to 2006. Our state income tax examinations, with limited exceptions, have been completed for the periods prior to 2005. The Internal Revenue Service is currently examining our 2006 through 2008 federal income tax returns. We reasonably expect to settle all ongoing audits by December 31, 2010.

STOCK OPTIONS AND RESTRICTED STOCK

        Under the Jones Apparel Group, Inc. 2009 Long Term Incentive Plan, we may grant stock options and other awards from time to time to key employees, officers, directors, advisors and independent consultants to us or to any of our subsidiaries. In general, options become exercisable over either a three-year or five-year period from the grant date and expire 10 years after the date of grant for options granted on or before May 28, 2003 and seven years after the date of grant thereafter. In certain cases for non-employee directors, options become exercisable six months after the grant date. Shares available for future option and restricted stock grants at December 31, 2009 and 2008 totaled 2.5 million and 4.2 million, respectively. Our policy is to issue new shares upon the exercise of options and, when possible, to offset these new shares by repurchasing shares in the open market. We currently have no plans to repurchase any shares in 2010.

        Compensation cost recorded for stock-based employee compensation awards (including awards to non-employee directors) reflected in continuing operations as an SG&A expense was $13.0 million, $12.3 million and $14.0 million for 2009, 2008 and 2007, respectively. The total tax benefit recognized for the compensation cost recorded for stock-based employee compensation awards for 2009, 2008 and 2007 totaled $4.6 million, $4.1 million and $2.4 million, respectively. Total compensation cost for continuing operations related to unvested awards not yet recognized at December 31, 2009 was $7.6 million, which is expected to be amortized over a weighted-average period of approximately 16 months. Cash received from option exercises for 2008 and 2007 was $0.1 million and $11.1 million, respectively. No options were exercised in 2009.

        The following tables summarize information about stock option transactions and related information (options in millions):

	2009		2008		2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1	7.0	$32.73	7.6	$32.44	9.4	$31.43
Exercised	-	-	-	-	(0.6)	19.61
Cancelled	(0.3)	33.22	(0.3)	34.21	(1.0)	32.46
Expired	(0.5)	31.54	(0.3)	24.37	(0.2)	23.60
Outstanding, December 31	6.2	$32.79	7.0	$32.73	7.6	$32.44
Exercisable, December 31	6.1	$32.74	6.8	$32.61	7.2	$32.20

	2009	2008	2007
Weighted-average contractual term (in years) of:
Options outstanding at end of year	1.6	2.5	3.4
Options exercisable at end of year	1.6	2.5	3.3

Intrinsic value (in millions) of:
Options outstanding at end of year	$0.3	$0.1	$0.3
Options exercisable at end of year	$0.3	$0.1	$0.3
Options exercised during the year	-	-	$6.8

Fair value (in millions) of options vested during the year	$2.1	$2.2	$3.0

        The fair value of each option award is estimated on the date of the grant using the Black-Scholes-Merton option pricing model. Expected volatilities are based on historical volatility of our stock price and implied volatilities from publicly traded options on our stock. We use historical data to estimate an option's expected life; the expected life for grants to senior management-level employees and other employees are considered separately for valuation purposes. The risk-free interest rate input is based on the U.S. Treasury yield curve in effect at the time of the grant. Compensation cost, net of projected forfeitures, is recognized on a straight-line basis over the period between the grant and vesting dates, with compensation cost for grants with a graded vesting schedule recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. We did not grant any options in 2007, 2008 or 2009.

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

        The following tables summarize information about unvested restricted stock transactions (shares in millions):

	2009		2008		2007
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested, January 1	1.8	$19.78	0.8	$32.48	1.3	$33.61
Granted	2.1	3.55	1.3	15.32	0.8	32.36
Vested	(0.2)	28.99	(0.2)	35.34	(0.3)	34.46
Forfeited	(0.1)	11.80	(0.1)	22.22	(1.0)	33.21
Nonvested, December 31	3.6	$10.33	1.8	$19.78	0.8	$32.48

	2009	2008	2007
Fair value (in millions) of shares vested during the year	$4.5	$8.0	$11.9

        During 2009, 2,051,820 shares of restricted common stock were issued to employees and directors under the 1999 Stock Incentive Plan and the 2009 Long-Term Incentive Plan. The restrictions generally lapse on the third anniversary of issue. The value of this stock based on quoted market values at the grant dates was $7.3 million.

        During 2008, 1,327,074 shares of restricted common stock were issued to employees and directors under the 1999 Stock Incentive Plan. The restrictions generally lapse on the third anniversary of issue. The value of this stock based on quoted market values at the grant dates was $20.3 million.

        During 2007, 761,750 shares of restricted common stock were issued to employees and directors under the 1999 Stock Incentive Plan. The restrictions generally lapse on the third anniversary of issue. The value of this stock based on quoted market values at the grant dates was $24.6 million.

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

        We contributed approximately $7.0 million, $7.1 million and $6.9 million to our defined contribution plan from continuing operations during 2009, 2008 and 2007, respectively.

Defined Benefit Plans

        We maintain several defined benefit plans, including the Pension Plan for Associates of Nine West Group Inc. (the "Cash Balance Plan") and The Napier Company Retirement Plan for certain associates of Victoria (the "Napier Plan"). The Cash Balance Plan expresses retirement benefits as an account balance which increases each year through interest credits, with service credits frozen as of February 15, 1999. All benefits under the Napier Plan are frozen at the amounts earned by the participants as of December 31, 1995. Our funding policy is to contribute at least the minimum amount to meet the funding ratio requirements of the Pension Protection Act, which began to phase in during 2008. We plan to contribute $5.7 million to our defined benefit plans in 2010. The measurement date for all plans is December 31.

Obligations and Funded Status

Year Ended December 31,	2009	2008
(In millions)

Change in benefit obligation
Benefit obligation, beginning of year	$40.3	$39.0
Interest cost	2.7	2.6
Actuarial loss (gain) - effect of assumption changes	4.1	1.5
Settlements	-	0.8
Benefits paid	(3.3)	(3.6)
Benefit obligation, end of year	43.8	40.3
Change in plan assets
Fair value of plan assets, beginning of year	26.4	34.6
Actual return on plan assets	3.7	(6.8)
Employer contribution	1.5	2.2
Benefits paid	(3.3)	(3.6)
Fair value of plan assets, end of year	28.3	26.4
Underfunded status at end of year	$(15.5)	$(13.9)

Amounts Recognized on the Balance Sheet

December 31,	2009	2008
(In millions)

Noncurrent liabilities	$15.5	$13.9

Amounts Recognized in Accumulated Other Comprehensive (Loss) Income

December 31,	2009	2008
(In millions)

Net loss	$23.8	$22.9

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

December 31,	2009	2008
(In millions)

Projected benefit obligation	$43.8	$40.3
Accumulated benefit obligation	43.8	40.3
Fair value of plan assets	28.3	26.4

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income or Loss

Year Ended December 31,	2009	2008
(In millions)

Net Periodic Benefit Cost:
Interest cost	$2.7	$2.6
Expected return on plan assets	(2.0)	(2.7)
Settlement costs	-	1.8
Amortization of net loss	1.5	0.8
Total net periodic benefit cost	2.2	2.5
Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income or Loss:
Net loss	2.5	11.0
Amortization of net gain	(1.5)	(1.8)
	1.0	9.2
Total recognized in net periodic benefit cost and other comprehensive income	$3.2	$11.7

        The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2010 is $1.6 million.

Assumptions

	2009	2008
Weighted-average assumptions used to determine:
Benefit obligations at December 31
Discount rate	6.1%	6.8%
Expected long-term return on plan assets	7.9%	7.9%
Net periodic benefit cost for year ended December 31
Discount rate	6.8%	6.8%
Expected long-term return on plan assets	7.9%	7.9%

        Significant assumptions related to the calculation of our obligations include the discount rate used to calculate the present value of benefit obligations to be paid in the future and the expected long-term rate of return on assets. We review these assumptions annually based upon currently available information, including information provided by our actuaries. Based on these reviews, we lowered the discount rate for benefit obligations at December 31, 2009 to 6.1%, as compared with 6.8% in the prior year, based on the Citigroup Above Median AA Spot Rates as of December 31, 2009. At December 31, 2009, an unfavorable quarter-point (0.25%) change in the discount rate would increase our benefit obligation liability by $1.5 million and our 2010 expense by $0.1 million, while a quarter-point change in the expected long-term return on plan asset assumption would increase our 2010 expense by $0.1 million.

Estimated Future Benefit Payments

Year Ending December 31,
(In millions)

2010	$1.7
2011	1.7
2012	1.9
2013	2.1
2014	2.1
2015 through 2019	13.0
$22.5

Plan Assets

        Our overall investment strategy is to diversify investments across types of investments and investment managers. The primary objectives are to achieve a rate of return sufficient to meet current and future plan cash requirements and to emphasize long-term growth of principal while avoiding excessive risk and maintaining fund liquidity. Permitted investment vehicles include investment-grade fixed income securities, domestic and foreign equity securities, mutual funds, guaranteed insurance contracts and real estate, while speculative and derivative investment vehicles, short selling and margin transactions are generally prohibited. The investment managers have full discretion to manage their portion of the investments subject to the objectives and policies of the respective plans. The performance of the investment managers is reviewed on a regular basis. At December 31, 2009, the weighted-average target allocation percentages for fund investments were 59% equity securities and 41% fixed income securities.

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

        The fair values of our pension plan assets at December 31, 2009 by asset category are presented in the following table. All fair values are based on quoted prices in active markets for identical assets (Level 1 in the fair value hierarchy).

Asset Category
Cash and equivalents (a)	$13.2
Equity Securities:
U.S. companies (b)	12.9
International companies (c)	2.2
Fixed income (a)(d)	-
Total	$28.3
(a)
Due to a change in our fixed income managers for the plans at December 31, 2009, amounts that had been previously invested in fixed income securities were temporarily invested in money market funds pending transfer to the new fixed income manager for investment into fixed income securities. This transfer was completed in January 2010.
(b)	This category consists of both index and actively managed mutual funds that invest in large and mid-cap U.S. common stocks.
(c)	This category consists of both index and actively managed mutual funds that invest in large and emerging market international common stocks.
(d)	This category consists of managed mutual funds that invest in high-grade corporate, government and mortgage backed securities.

Other Plans

        We also maintain the Nine West Group Inc. Supplemental Executive Retirement Plan, the Nine West Group Inc. Postretirement Executive Life Plan, the Nine West Group, Inc. Postretirement Medical Plan and the Nine West Group Inc. Long Term Disabled Postemployment Benefit Plan, none of which have a material effect on our results of operations or on our financial position. These plans, which are unfunded, were underfunded by $4.1 million at December 31, 2009. Of this amount, $0.3 million is reported under accrued expenses and other current liabilities and $3.8 million is reported under other noncurrent liabilities.

        We also maintain the Jones Apparel Group, Inc. Deferred Compensation Plan, a non-qualified defined contribution plan for certain management and other highly compensated employees (the "Rabbi

Trust"). Under the plan, participants may elect have up to 90% of their salary and annual bonus deferred and deposited with a qualified trustee, who in turn invests the money in a variety of investment vehicles as selected by each participant. The assets of the Rabbi Trust, consisting of primarily debt and equity securities, are recorded at current market prices (Level 1 in the fair value hierarchy). The trust assets are available to satisfy claims of our general creditors in the event of bankruptcy. The trust's assets, included in prepaid expenses and other current assets, and the corresponding deferred compensation liability, included in accrued employee compensation and benefits, were $7.8 million and $6.4 million at December 31, 2009 and 2008, respectively. This plan has no effect on our results of operations.

        We participate in a multi-employer defined benefit plan that covers union employees at a distribution center that has been closed. As a result of closing this facility, in March 2009 we paid a partial withdrawal liability payment of $2.4 million. Should any of the other participating companies in this plan also cease participation, we may become liable for a full withdrawal liability payment. We do not believe any resulting liability will be material.

EQUITY METHOD INVESTMENTS

        We had two joint ventures formed with HCL Technologies Limited ("HCL") to provide us with computer consulting, programming and associated support services. HCL is a global technology and software services company offering a suite of services targeted at technology vendors, software product companies and organizations. We had a 49% ownership interest in each joint venture, which operated under the names HCL Jones Technologies, LLC and HCL Jones Technologies (Bermuda), Ltd. The agreement under which the joint ventures were established terminated in January 2008.

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

        On June 20, 2008, we acquired a 10% equity interest in GRI, an international accessories and apparel brand management and retail-distribution network, for $20.2 million. On June 24, 2009, we increased our equity interest to 25% for an additional $15.2 million. The selling shareholders of GRI are entitled to receive an additional cash payment equaling 60% of the amount of GRI's fiscal year 2011 net income that exceeds a certain threshold. GRI is the exclusive licensee of several of our brands in Asia, including Nine West, Anne Klein New York, AK Anne Klein, Easy Spirit, Enzo Angiolini and Joan & David. GRI also distributes other women's apparel, shoes and accessory brands. See "Accounts Receivable" for additional information regarding GRI.

BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

        We identify operating segments based on, among other things, differences in products sold and the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operations are comprised of four reportable segments: wholesale better apparel, wholesale jeanswear, wholesale footwear and accessories, and retail. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores and our own retail stores, the retail segment includes operations by our own stores, and income and expenses related to trademarks, licenses and general corporate functions are reported under "licensing, other and eliminations." We define segment profit as operating income before net interest expense, goodwill impairment charges, gains or losses on sales of subsidiaries, equity in earnings of unconsolidated affiliates and income taxes. Summarized below are our revenues and income by reportable segment for 2009, 2008 and 2007.

(In millions)	Wholesale Better Apparel	Wholesale Jeanswear	Wholesale Footwear & Accessories	Retail	Licensing, Other & Eliminations	Consolidated
For the year ended December 31, 2009
Revenues from external customers	$922.8	$828.9	$839.6	$689.3	$46.8	$3,327.4
Intersegment revenues	133.7	2.0	56.4	-	(192.1)	-
Total revenues	1,056.5	830.9	896.0	689.3	(145.3)	3,327.4
Segment income (loss)	$112.1	$65.7	$61.4	$(71.4)	$(59.3)	108.5
Net interest expense						(52.8)
Goodwill impairment						(120.6)
Loss and costs associated with repurchase of 4.250% Senior Notes						(1.5)
Equity in loss of unconsolidated affiliate						(3.7)
Loss from continuing operations before provision for income taxes						$(70.1)
Depreciation and amortization	$13.7	$1.3	$7.9	$21.4	$47.4	$91.7
For the year ended December 31, 2008
Revenues from external customers	$1,098.7	$796.5	$938.3	$730.2	$52.7	$3,616.4
Intersegment revenues	146.5	3.8	81.8	-	(232.1)	-
Total revenues	1,245.2	800.3	1,020.1	730.2	(179.4)	3,616.4
Segment income (loss)	$122.3	$18.8	$56.4	$(54.3)	$(61.6)	81.6
Net interest expense						(41.6)
Goodwill impairment						(813.2)
Gain on sale of Mexican operations and interest in Australian joint venture						1.0
Equity in loss of unconsolidated affiliates						(0.7)
Loss from continuing operations before benefit for income taxes						$(772.9)
Depreciation and amortization	$7.4	$4.2	$8.7	$26.2	$46.6	$93.1
For the year ended December 31, 2007
Revenues from external customers	1,101.0	985.0	955.8	753.7	53.0	3,848.5
Intersegment revenues	155.8	10.7	72.6	-	(239.1)	-
Total revenues	1,256.8	995.7	1,028.4	753.7	(186.1)	3,848.5
Segment income (loss)	$126.0	$(4.2)	$109.2	$(43.2)	$(136.8)	51.0
Net interest expense						(47.8)
Goodwill impairment						(78.0)
Gain on sale of interest in Australian joint venture						8.2
Equity in earnings of unconsolidated affiliates						8.1
Loss from continuing operations before benefit for income taxes						$(58.5)
Depreciation and amortization	$11.2	$10.4	$10.9	$23.0	$35.0	$90.5
Total assets
December 31, 2009	$773.1	$556.2	$433.7	$194.1	$67.9	$2,025.0
December 31, 2008	1,098.9	711.5	371.7	127.2	118.2	2,427.5
December 31, 2007	1,146.4	703.5	1,127.7	209.9	49.1	3,236.6

        Revenues from external customers and long-lived assets excluding deferred taxes related to continuing operations in the United States and foreign countries are as follows:

On or for the Year Ended December 31,	2009	2008	2007
(In millions)

Revenues from external customers:
United States	$3,033.6	$3,279.0	$3,523.2
Foreign countries	293.8	337.4	325.3
	$3,327.4	$3,616.4	$3,848.5
Long-lived assets:
United States	$903.7	$1,083.5	$1,930.0
Foreign countries	52.2	24.3	11.2
	$955.9	$1,107.8	$1,941.2

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

        The following condensed consolidating balance sheets, statements of operations and statements of cash flows for the "Issuers" (consisting of Jones and Jones USA, Jones Holdings, Nine West and Jones Retail, which are all our subsidiaries that act as co-issuers and co-obligors) and the "Others" (consisting of all of our other subsidiaries, excluding all obligor subsidiaries) have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Separate financial statements and other disclosures concerning Jones are not presented as Jones has no independent operations or assets. There are no contractual restrictions on distributions from Jones USA, Jones Holdings, Nine West or Jones Retail to Jones. Effective January 1, 2010, Nine West merged into Jones Retail, which then changed its name to JAG Footwear, Accessories and Retail Corporation.

Condensed Consolidating Balance Sheets
(In millions)

	December 31, 2009				December 31, 2008
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$322.1	$11.3	$-	$333.4	$318.4	$19.9	$-	$338.3
Accounts receivable	189.5	113.6	-	303.1	219.7	150.5	-	370.2
Inventories	259.7	115.1	0.2	375.0	339.3	170.6	(0.4)	509.5
Prepaid and refundable income taxes	0.7	0.1	(0.8)	-	15.0	0.2	1.7	16.9
Deferred taxes	13.3	14.8	-	28.1	12.5	16.7	(1.2)	28.0
Prepaid expenses and other current assets	18.2	7.4	-	25.6	34.7	7.9	-	42.6
TOTAL CURRENT ASSETS	803.5	262.3	(0.6)	1,065.2	939.6	365.8	0.1	1,305.5

Property, plant and equipment - net	93.4	145.6	-	239.0	135.4	165.6	-	301.0
Due from affiliates	-	1,382.9	(1,382.9)	-	-	1,154.6	(1,154.6)	-
Goodwill	40.1	-	-	40.1	160.7	-	-	160.7
Other intangibles - net	0.5	559.3	-	559.8	0.5	590.3	-	590.8
Prepaid and refundable income taxes	5.4	-	(0.7)	4.7	-	-	-	-
Deferred taxes	83.3	-	(79.4)	3.9	73.7	-	(59.5)	14.2
Investments in and loans to subsidiaries	2,125.2	42.1	(2,125.2)	42.1	1,866.2	19.6	(1,866.2)	19.6
Other assets	60.2	10.0	-	70.2	25.9	10.0	(0.2)	35.7
TOTAL ASSETS	$3,211.6	$2,402.2	$(3,588.8)	$2,025.0	$3,202.0	$2,305.9	$(3,080.4)	$2,427.5
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$-	$-	$-	$-	$250.0	$-	$-	$250.0
Current portion of capital lease obligations	-	2.6	-	2.6	-	3.1	-	3.1
Accounts payable	129.8	55.5	-	185.3	160.4	71.0	-	231.4
Income taxes payable	23.1	7.8	(19.1)	11.8	-	19.5	(19.4)	0.1
Deferred taxes	-	-	-	-	-	1.3	(1.3)	-
Accrued expenses and other current liabilities	75.7	48.7	-	124.4	85.7	41.6	-	127.3
TOTAL CURRENT LIABILITIES	228.6	114.6	(19.1)	324.1	496.1	136.5	(20.7)	611.9
NONCURRENT LIABILITIES:
Long-term debt	499.5	-	-	499.5	499.5	-	-	499.5
Obligations under capital leases	-	26.9	-	26.9	-	29.4	-	29.4
Deferred taxes	-	203.5	(203.5)	-	-	47.1	(47.1)	-
Income taxes payable	-	0.7	(0.7)	-	15.6	5.2	-	20.8
Due to affiliates	1,382.9	-	(1,382.9)	-	1,154.6	-	(1,154.6)	-
Other	63.3	18.7	-	82.0	66.8	16.9	-	83.7
TOTAL NONCURRENT LIABILITIES	1,945.7	249.8	(1,587.1)	608.4	1,736.5	98.6	(1,201.7)	633.4
TOTAL LIABILITIES	2,174.3	364.4	(1,606.2)	932.5	2,232.6	235.1	(1,222.4)	1,245.3
EQUITY:
Common stock and additional paid-in capital	1,361.9	1,540.5	(1,540.5)	1,361.9	1,352.2	1,706.8	(1,706.8)	1,352.2
Retained earnings	1,509.3	493.3	(438.2)	1,564.4	1,455.2	365.7	(152.9)	1,668.0
Accumulated other comprehensive (loss) income	(7.6)	3.9	(3.9)	(7.6)	(11.7)	(1.7)	1.7	(11.7)
Treasury stock	(1,826.3)	-	-	(1,826.3)	(1,826.3)	-	-	(1,826.3)
Total Jones stockholders' equity	1,037.3	2,037.7	(1,982.6)	1,092.4	969.4	2,070.8	(1,858.0)	1,182.2
Noncontrolling interest	-	0.1	-	0.1	-	-	-	-
TOTAL EQUITY	1,037.3	2,037.8	(1,982.6)	1,092.5	969.4	2,070.8	(1,858.0)	1,182.2
TOTAL LIABILITIES AND EQUITY	$3,211.6	$2,402.2	$(3,588.8)	$2,025.0	$3,202.0	$2,305.9	$(3,080.4)	$2,427.5

Condensed Consolidating Statements of Operations
(In millions)

	Year Ended December 31, 2009
	Issuers	Others	Eliminations	Consolidated
Net sales	$2,337.9	$955.8	$(14.0)	$3,279.7
Licensing income	0.1	46.7	-	46.8
Other revenues	0.9	-	-	0.9
Total revenues	2,338.9	1,002.5	(14.0)	3,327.4
Cost of goods sold	1,495.2	689.8	(3.5)	2,181.5
Gross profit	843.7	312.7	(10.5)	1,145.9
Selling, general and administrative expenses	930.4	89.8	(11.5)	1,008.7
Trademark impairments	-	28.7	-	28.7
Goodwill impairment	120.6	-	-	120.6
Operating (loss) income	(207.3)	194.2	1.0	(12.1)
Net interest expense (income) and financing costs	58.2	(5.4)	-	52.8
Loss and costs associated with repurchase of 4.250% Senior Notes	1.5	-	-	1.5
Equity in loss of unconsolidated affiliates	-	3.7	-	3.7
(Loss) income from continuing operations before (benefit) provision for income taxes	(267.0)	195.9	1.0	(70.1)
(Benefit) provision for income taxes	(65.9)	68.0	14.1	16.2
(Loss) income before earnings of subsidiaries	(201.1)	127.9	(13.1)	(86.3)
Equity in earnings of subsidiaries	272.3	-	(272.3)	-
Net income (loss)	71.2	127.9	(285.4)	(86.3)
Less: income attributable to noncontrolling interest	-	0.3	-	0.3
Income (loss) attributable to Jones	$71.2	$127.6	$(285.4)	$(86.6)

	Year Ended December 31, 2008
	Issuers	Others	Eliminations	Consolidated
Net sales	$2,630.6	$949.4	$(17.4)	$3,562.6
Licensing income	0.1	52.0	-	52.1
Other revenues	1.1	0.6	-	1.7
Total revenues	2,631.8	1,002.0	(17.4)	3,616.4
Cost of goods sold	1,756.5	692.1	(8.4)	2,440.2
Gross profit	875.3	309.9	(9.0)	1,176.2
Selling, general and administrative expenses	975.7	106.4	(12.9)	1,069.2
Trademark impairments	-	25.2	-	25.2
Goodwill impairment	812.0	67.6	(66.4)	813.2
Operating (loss) income	(912.4)	110.7	70.3	(731.4)
Net interest expense (income) and financing costs	51.6	(10.0)	-	41.6
Gain on sale of interest in Australian joint venture	-	0.8	-	0.8
Equity in loss of unconsolidated affiliates	-	0.5	0.2	0.7
(Loss) income from continuing operations before (benefit) provision for income taxes	(964.0)	121.0	70.1	(772.9)
(Benefit) provision for income taxes	(106.4)	94.9	4.9	(6.6)
(Loss) income from continuing operations	(857.6)	26.1	65.2	(766.3)
Income from discontinued operations, net of tax	0.9	-	-	0.9
Equity in earnings of subsidiaries	133.1	-	(133.1)	-
Net (loss) income	$(723.6)	$26.1	$(67.9)	$(765.4)

	Year Ended December 31, 2007
	Issuers	Others	Eliminations	Consolidated
Net sales	$2,642.9	$1,167.7	$(17.3)	$3,793.3
Licensing income	0.1	51.9	-	52.0
Other revenues	1.0	2.2	-	3.2
Total revenues	2,644.0	1,221.8	(17.3)	3,848.5
Cost of goods sold	1,723.5	893.9	(8.3)	2,609.1
Gross profit	920.5	327.9	(9.0)	1,239.4
Selling, general and administrative expenses	981.6	131.6	(12.8)	1,100.4
Trademark impairments	-	88.0	-	88.0
Goodwill impairment	394.7	78.0	(394.7)	78.0
Operating (loss) income	(455.8)	30.3	398.5	(27.0)
Net interest expense (income) and financing costs	66.6	(18.8)	-	47.8
Gain on sale of interest in Australian joint venture	-	8.2	-	8.2
Equity in earnings of unconsolidated affiliates	0.5	5.6	2.0	8.1
(Loss) income from continuing operations before (benefit) provision for income taxes	(521.9)	62.9	400.5	(58.5)
(Benefit) provision for income taxes	(147.4)	43.1	(0.1)	(104.4)
(Loss) income from continuing operations	(374.5)	19.8	400.6	45.9
Income (loss) from discontinued operations, including gain on sale of Barneys, net of tax	291.8	(26.6)	-	265.2
Equity in loss of subsidiaries	(155.8)	-	155.8	-
Net (loss) income	$(238.5)	$(6.8)	$556.4	$311.1

Condensed Consolidating Statements of Cash Flows
(In millions)

	Year Ended December 31, 2009
	Issuers	Others	Eliminations	Consolidated
Net cash provided by operating activities	$325.5	$23.5	$-	$349.0
Cash flows from investing activities
Capital expenditures	(15.3)	(14.7)	-	(30.0)
Investment in GRI Group Limited	-	(15.2)	-	(15.2)
Net cash used in investing activities	(15.3)	(29.9)	-	(45.2)
Cash flows from financing activities
Repurchase of 4.250% Senior Notes	(237.7)	-	-	(237.7)
Redemption at maturity of 4.250% Senior Notes	(7.5)	-	-	(7.5)
Payment of consent fees	(12.9)	-	-	(12.9)
Costs associated with consent fees and repurchase of notes	(1.8)	-	-	(1.8)
Costs related to secured revolving credit agreement	(29.6)	(0.5)	-	(30.1)
Dividends paid	(17.0)	-	-	(17.0)
Other items	-	(3.3)	-	(3.3)
Net cash used in financing activities	(306.5)	(3.8)	-	(310.3)
Effect of exchange rates on cash	-	1.6	-	1.6
Net increase (decrease) in cash and cash equivalents	3.7	(8.6)	-	(4.9)
Cash and cash equivalents, beginning	318.4	19.9	-	338.3
Cash and cash equivalents, ending	$322.1	$11.3	$-	$333.4

	Year Ended December 31, 2008
	Issuers	Others	Eliminations	Consolidated
Net cash provided by operating activities	$141.1	$35.2	$(0.8)	$175.5
Cash flows from investing activities
Proceeds from sale of interest in Australian joint venture	-	0.8	-	0.8
Proceeds from sale of Mexican operations	-	5.9	-	5.9
Investment in GRI Group Limited	-	(20.2)	-	(20.2)
Capital expenditures	(39.9)	(31.3)	-	(71.2)
Proceeds from sales of property, plant and equipment	0.4	0.1	-	0.5
Other	(0.2)	-	-	(0.2)
Net cash used in investing activities	(39.7)	(44.7)	-	(84.4)
Cash flows from financing activities
Purchases of treasury stock	1.0	-	-	1.0
Proceeds from exercise of employee stock options	0.1	-	-	0.1
Dividends paid	(47.4)	(0.8)	0.8	(47.4)
Other items	(0.7)	(4.4)	-	(5.1)
Net cash used in financing activities	(47.0)	(5.2)	0.8	(51.4)
Effect of exchange rates on cash	-	(4.2)	-	(4.2)
Net increase (decrease) in cash and cash equivalents	54.4	(18.9)	-	35.5
Cash and cash equivalents, beginning	264.0	38.8	-	302.8
Cash and cash equivalents, ending	$318.4	$19.9	$-	$338.3

	Year Ended December 31, 2007
	Issuers	Others	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities of continuing operations	$105.9	$37.3	$(23.7)	$119.5
Net cash provided by operating activities of discontinued operations	-	39.0	-	39.0
Net cash provided by operating activities	105.9	76.3	(23.7)	158.5
Cash flows from investing activities
Proceeds from sale of Barneys, net of cash sold and selling costs	845.5	-	-	845.5
Proceeds from sale of interest in Australian joint venture	-	20.7	-	20.7
Capital expenditures	(59.5)	(51.7)	-	(111.2)
Proceeds from sales of property, plant and equipment	0.2	2.8	-	3.0
Net cash provided by (used in) investing activities of continuing operations	786.2	(28.2)	-	758.0
Net cash used in investing activities of discontinued operations	-	(40.5)	-	(40.5)
Net cash provided by (used in) investing activities	786.2	(68.7)	-	717.5
Cash flows from financing activities
Net repayment under credit facilities	(100.0)	-	-	(100.0)
Purchases of treasury stock	(496.9)	-	-	(496.9)
Proceeds from exercise of employee stock options	11.1	-	-	11.1
Dividends paid	(57.2)	(23.7)	23.7	(57.2)
Net cash transferred to discontinued operations	(21.7)	-	-	(21.7)
Excess tax benefits from share-based payments	2.4	-	-	2.4
Other items	(0.8)	(3.3)	-	(4.1)
Net cash used in financing activities of continuing operations	(663.1)	(27.0)	23.7	(666.4)
Net cash provided by financing activities of discontinued operations	-	17.9	-	17.9
Net cash used in financing activities	(663.1)	(9.1)	23.7	(648.5)
Effect of exchange rates on cash	-	3.8	-	3.8
Net increase in cash and cash equivalents	229.0	2.3	-	231.3
Cash and cash equivalents, beginning, including cash reported under assets held for sale	35.0	36.5	-	71.5
Cash and cash equivalents, ending	$264.0	$38.8	$-	$302.8

UNAUDITED CONSOLIDATED FINANCIAL INFORMATION

        Unaudited interim consolidated financial information for the two years ended December 31, 2009 is summarized as follows:

(In millions except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Net sales	$879.4	$793.4	$843.9	$762.8
Total revenues	891.1	803.9	855.7	776.7
Gross profit	293.3	282.1	304.4	266.1
Operating income (loss)(1)	13.7	42.1	60.9	(128.8)
Net income (loss)	0.3	13.1	30.6	(130.3)

Basic earnings (loss) per share	$0.00	$0.15	$0.36	$(1.53)
Diluted earnings (loss) per share	0.00	0.15	0.36	(1.53)

Dividends declared per share	$0.05	$0.05	$0.05	$0.05
2008
Net sales	$963.4	$820.2	$948.6	$830.5
Total revenues	975.4	829.4	964.7	846.9
Gross profit	320.7	282.4	323.3	249.9
Operating income (loss)(2)	39.9	25.5	51.8	(848.6)
Income (loss) from continuing operations	19.5	10.6	26.3	(822.8)
Income (loss) from discontinued operations	-	-	1.0	(0.1)
Net income (loss)	19.5	10.6	27.3	(822.9)

Basic earnings (loss) per share from continuing operations	$0.23	$0.12	$0.32	$(9.86)
Basic earnings per share from discontinued operations	-	-	0.01	-
Basic earnings (loss) per share	0.23	0.12	0.33	(9.86)

Diluted earnings (loss) per share from continuing operations	$0.23	$0.12	$0.32	$(9.86)
Diluted earnings per share from discontinued operations	-	-	0.01	-
Diluted earnings (loss) per share	0.23	0.12	0.33	(9.86)

Dividends declared per share	$0.14	$0.14	$0.14	$0.14

 Quarterly figures may not add to full year due to rounding.

(1)	Includes goodwill impairment of $120.6 million and trademark impairments of $28.7 million in the fourth fiscal quarter of 2009.
(2)	Includes goodwill impairment of $813.2 million and trademark impairments of $25.2 million in the fourth fiscal quarter of 2008.

SUBSEQUENT EVENTS

        On February 4, 2010, we announced that we had acquired 100% of the membership interests of Moda Nicola International, LLC ("MNI"), owner of the Robert Rodriguez Collection, a privately held designer, marketer and wholesaler of women's contemporary eveningwear and sportswear. The initial estimated purchase price was $17.0 million, subject to certain holdback provisions and working capital adjustments. Under the terms of the agreement, the selling members of MNI are entitled to receive future cash payments upon achievement of certain financial targets set within the agreement. This acquisition will be reported as part of our wholesale better apparel segment.

        We have evaluated subsequent events through February 16, 2010, the date on which these financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

        As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

        The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. The purpose of internal controls is to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

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

        Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that both our disclosure controls and procedures and our internal controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that our internal controls are effective in ensuring that our financial statements are fairly presented in conformity with generally accepted accounting principles.

        We have made changes to our internal controls and procedures over financial reporting to address the implementation of SAP, an enterprise resource planning ("ERP") system. We began the process of implementing SAP throughout Jones Apparel Group, Inc. and our consolidated subsidiaries in 2006. SAP will integrate our operational and financial systems and expand the functionality of our financial reporting processes. During the fourth fiscal quarter of 2009, no additional businesses were converted to this system. We have adequately controlled the transition to the new processes and controls, with no negative impact to our internal control environment. We expect to continue the implementation of this system to all locations over a multi-year period. As the phased roll out occurs, we will experience changes in internal control over financial reporting each quarter. We expect this ERP system to further advance our control environment by automating manual processes, improving management visibility and standardizing processes as its full capabilities are utilized.

Management's Annual Report on Internal Control Over Financial Reporting

        Management's report on Internal Control Over Financial reporting appears on page 52. Our independent registered public accounting firm, BDO Seidman, LLP, has issued an audit report on our internal control over financial reporting, which appears on page 53.

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

Equity Compensation Plan Information

        The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2009. For further information, see "Stock Options and Restricted Stock" in Notes to Consolidated Financial Statements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	6,215,377	$32.79	2,497,100
Equity compensation plans not approved by security holders	--	--	--
Total	6,215,377	$32.79	2,497,100

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
The following financial statements are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2009 and 2008
Consolidated Statements of Operations - Years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Changes in Equity - Years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows - Years ended December 31, 2009, 2008 and 2007
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

February 16, 2010		JONES APPAREL GROUP, INC. (Registrant)
	By:	/s/ Wesley R. Card Wesley R. Card Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Wesley R. Card Wesley R. Card	Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2010
/s/ Sidney Kimmel Sidney Kimmel	Chairman and Director	February 16, 2010
/s/ John T. McClain John T. McClain	Chief Financial Officer (Principal Financial Officer)	February 16, 2010
/s/ Christopher R. Cade Christopher R. Cade	Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 16, 2010
/s/ Matthew H. Kamens Matthew H. Kamens	Director	February 16, 2010
/s/ J. Robert Kerrey J. Robert Kerrey	Director	February 16, 2010
/s/ Ann N. Reese Ann N. Reese	Director	February 16, 2010
/s/ Gerald C. Crotty Gerald C. Crotty	Director	February 16, 2010
/s/ Lowell W. Robinson Lowell W. Robinson	Director	February 16, 2010
/s/ Donna F. Zarcone Donna F. Zarcone	Director	February 16, 2010
/s/ Margaret H. Georgiadis Margaret H. Georgiadis	Director	February 16, 2010
/s/ Robert L. Mettler Robert L. Mettler	Director	February 16, 2010

INDEX TO FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm on Schedule II.

Schedule II.         Valuation and qualifying accounts

        Schedules other than those listed above have been omitted since the information is not applicable, not required or is included in the respective financial statements or notes thereto.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit[1]
2.1	Agreement and Plan of Merger dated September 10, 1998, among Jones Apparel Group, Inc., SAI Acquisition Corp., Sun Apparel, Inc. and the selling shareholders (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated September 24, 1998).
2.2	Agreement and Plan of Merger dated as of March 1, 1999, among Jones Apparel Group, Inc., Jill Acquisition Sub Inc. and Nine West Group Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated March 2, 1999).
2.3	Securities Purchase and Sale Agreement dated as of July 31, 2000, among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Victoria + Co Ltd. and the Shareholders and Warrantholders of Victoria + Co Ltd (incorporated by reference to Exhibit 2.1 of our Quarterly Report on Form 10-Q for the three months ended April 2, 2000).
2.4	Agreement and Plan of Merger dated as of April 13, 2001, among Jones Apparel Group, Inc., MCN Acquisition Corp. and McNaughton Apparel Group Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated April 13, 2001).
2.5	Purchase Agreement dated as of August 7, 2003 between Kasper A.S.L., Ltd. and Jones Apparel Group, Inc. (incorporated by reference to Exhibit 2.1 of our Quarterly Report on Form 10-Q for the nine months ended October 4, 2003).
2.6	Agreement and Plan of Merger dated as of June 18, 2004, among Jones Apparel Group, Inc., MSC Acquisition Corp. and Maxwell Shoe Company Inc. (incorporated by reference to Exhibit 99.D.3 of Amendment No. 16 to our Schedule TO dated June 21, 2004).
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
3.2*	Amended and Restated By-Laws.
4.1	Form of Certificate evidencing shares of common stock of Jones Apparel Group, Inc. (incorporated by reference to Exhibit 4.1 of our Shelf Registration Statement on Form S-3, filed on October 28, 1998 (Registration No. 333-66223)).
4.2	Exchange and Note Registration Rights Agreement dated June 15, 1999, among Jones Apparel Group, Inc., Bear, Stearns & Co. Inc., Chase Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney Inc., BancBoston Robertson Stephens Inc., Banc of America Securities LLC, ING Baring Furman Selz LLC, Lazard Freres & Co. LLC, Tucker Anthony Cleary Gull, Brean Murray & Co., Inc. and The Buckingham Research Group Incorporated (incorporated by reference to Exhibit 4.5 of our Quarterly Report on Form 10-Q for the six months ended July 4, 1999).

Exhibit No.	Description of Exhibit[1]
4.3	Indenture dated as of November 22, 2004, among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Footwear Corporation and Jones Retail Corporation, as Issuers and SunTrust Bank, as Trustee, including Form of 4.250% Senior Notes due 2009, Form of 5.125% Senior Notes due 2014 and Form of 6.125% Senior Notes due 2034 (incorporated by reference to Exhibit 4.14 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004).
4.4	Form of Exchange and Note Registration Rights Agreement dated November 22, 2004 among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Footwear Corporation and Jones Retail Corporation, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Representatives of the Several Initial Purchasers listed in Schedule I thereto, with respect to 4.250% Senior Notes due 2009, 5.125% Senior Notes due 2014 and 6.125% Senior Notes due 2034 (incorporated by reference to Exhibit 4.15 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004).
4.5	First Supplemental Indenture dated as of December 31, 2006, by and among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Footwear Corporation, Jones Retail Corporation, Kasper, Ltd., as Issuers, and U.S. Bank National Association (as successor in interest to SunTrust Bank), as Trustee, relating to the 4.250% Senior Notes Due 2009, 5.125% Senior Notes due 2014 and 6.125% Senior Notes due 2034 (incorporated by reference to Exhibit 4.7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006).
10.1	1991 Stock Option Plan (incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S-1 filed on April 3, 1991 (Registration No. 33-39742)).+
10.2	1996 Stock Option Plan (incorporated by reference to Exhibit 10.33 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1996).+
10.3	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005).+
10.4	Form of Agreement Evidencing Stock Option Awards Under the 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004).+
10.5	Form of Agreement Evidencing Restricted Stock Awards Under the 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the three months ended April 2, 2005).+
10.6	Employment Agreement dated as of July 1, 2000, between Jones Apparel Group, Inc. and Sidney Kimmel (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the nine months ended October 1, 2000).+
10.7
Amended and Restated Employment Agreement dated March 11, 2002, between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the three months ended April 6, 2002).+
10.8	Amended and Restated Employment Agreement dated April 4, 2002, between Jones Apparel Group, Inc. and Ira M. Dansky (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the three months ended April 6, 2002).+
10.9	Buying Agency Agreement dated August 31, 2001, between Nine West Group Inc. and Bentley HSTE Far East Services Limited (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the nine months ended October 6, 2001).
10.10	Buying Agency Agreement dated November 30, 2001, between Nine West Group Inc. and Bentley HSTE Far East Services, Limited (incorporated by reference to Exhibit 10.22 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

Exhibit No.	Description of Exhibit[1]
10.11	Amendment dated February 28, 2003 to the Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.22 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).+
10.12	Amendment dated February 28, 2003 to the Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Ira M. Dansky (incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).+
10.13	Amendment No. 2 dated March 8, 2006 to Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated March 8, 2006).+
10.14	Jones Apparel Group, Inc. Deferred Compensation Plan for Outside Directors, as amended and restated (incorporated by reference to Exhibit 10.14 our Annual Report on Form 10-K for the fiscal year ended December 31, 2008).+
10.15	Form of Agreement Evidencing Restricted Stock Awards for Outside Directors Under the 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the three months ended April 2, 2005).+
10.16	Amended and Restated Five-Year Credit Agreement dated as of June 15, 2004, by and among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, Wachovia Bank, National Association, as Administrative Agent, Citibank, N.A. and JPMorgan Chase Bank, as Syndication Agents, and Bank of America, N.A., Barclays Bank PLC and Suntrust Bank as Documentation Agents (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the six months ended July 3, 2004).
10.17	Amendment to the Amended and Restated Five-Year Credit Agreement dated as of November 17, 2004 among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein and Wachovia Bank, National Association as agent for the Lenders (incorporated by reference to Exhibit 10.31 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004).
10.18	Amended and Restated Five-Year Credit Agreement dated as of May 16, 2005, by and among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Co-Lead Arrangers and Joint Bookrunners, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank and Citibank, N.A., as Syndication Agents, and Bank of America, N.A., Barclays Bank PLC and Suntrust Bank as Documentation Agents (incorporated by reference to Exhibit 10.26 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.19	Jones Apparel Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.32 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004).+
10.20	Amendment No. 3 dated April 17, 2007 to Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated April 17, 2007).+
10.21	Summary Sheet of Compensation of Non-Management Directors of Jones Apparel Group, Inc. (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 5, 2008).+
10.22	Jones Apparel Group, Inc. Severance Plan, as amended, and Summary Plan Description (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended October 4, 2008).+
10.23	Jones Apparel Group, Inc. 2007 Executive Annual Cash Incentive Plan (incorporated by reference to Annex C of our Proxy Statement for our 2007 Annual Meeting of Stockholders).+

Exhibit No.	Description of Exhibit[1]
10.24	Stock Purchase Agreement dated June 22, 2007 among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Barneys New York, Inc., Istithmar Bentley Holding Co. and Istithmar Bentley Acquisition Co. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated June 22, 2007).
10.25	Amendment No. 4 dated July 12, 2007 to Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated July 11, 2007).+
10.26	Employment Agreement dated as of July 11, 2007 between Jones Apparel Group, Inc. and John T. McClain (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated July 11, 2007).+
10.27	Letter Amendment and Waiver dated July 27, 2007, by and among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein, and Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated July 27, 2007).
10.28	Letter Amendment and Waiver dated July 27, 2007, by and among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein, and Wachovia Bank, National Association, as Administrative Agent. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated July 27, 2007).
10.29	Amended and Restated Stock Purchase Agreement dated August 8, 2007 among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Barneys New York, Inc., Istithmar Bentley Holding Co. and Istithmar Bentley Acquisition Co. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated August 8, 2007).
10.30	Master Confirmation dated September 6, 2007 between Jones Apparel Group, Inc. and Goldman, Sachs & Co. relating to accelerated stock repurchase agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated September 6, 2007).
10.31	Supplemental Confirmation dated September 6, 2007 between Jones Apparel Group, Inc. and Goldman, Sachs & Co. relating to accelerated stock repurchase agreement (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated September 6, 2007).#
10.32	Amendment No. 2 dated December 10, 2007 to Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Ira M. Dansky (incorporated by reference to Exhibit 10.39 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007).+
10.33	Amended and Restated Employment Agreement dated February 20, 2008 between Nine West Footwear Corporation and Andrew Cohen (incorporated by reference to Exhibit 10.40 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007).+
10.34	Amendment No. 3 dated as of June 6, 2008 to the Amended and Restated Five- Year Credit Agreement dated as of June 15, 2004 by and among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein and Wachovia Bank, National Association, as agent for the Lenders (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated June 5, 2008).
10.35	Amendment No. 2 dated as of June 6, 2008 to the Amended and Restated Five- Year Credit Agreement dated as of May 16, 2005 by and among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein and Wachovia Bank, National Association, as agent for the Lenders (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated June 5, 2008).
10.36	Amendment No. 3 dated as of January 5, 2009 to the Amended and Restated Five- Year Credit Agreement dated as of May 16, 2005 by and among Jones Apparel Group USA, Inc., the Additional Obligors referred to therein, the Lenders referred to therein and Wachovia Bank, National Association, as agent for the Lenders (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated December 24, 2008).

Exhibit No.	Description of Exhibit[1]
10.37	Security Agreement dated as of January 5, 2009 by and among Jones Apparel Group USA, Inc., the other Grantors referred to therein and Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated December 24, 2008).
10.38	Assumption Agreement dated as of January 20, 2009 by and among Energie Knitwear, Inc., Jones Apparel Group Canada, LP, Jones Canada, Inc., Jones Apparel Group Canada ULC, Jones Investment Co. Inc., Jones Jeanswear Group, Inc., L.E.I. Group, Inc., Nine West Development Corporation, Victoria + Co. Ltd and Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.38 our Annual Report on Form 10-K for the fiscal year ended December 31, 2008).
10.39	Second Supplemental Indenture dated as of April 15, 2009 between Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Footwear Corporation and Jones Retail Corporation, as Issuers, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated April 15, 2009).
10.40	Credit Agreement, dated as of May 13, 2009, among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Jones Retail Corporation, Nine West Footwear Corporation, Energie Knitwear, Inc., Jones Investment Co. Inc., Jones Jeanswear Group, Inc., L.E.I. Group, Inc., Nine West Development Corporation and Victoria + Co Ltd., as U.S. Borrowers, Jones Apparel Group Canada, LP, as Canadian Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian administrative agent, JPMorgan Chase Bank, N.A. and General Electric Capital Corporation, as joint collateral agents, Citibank, N.A., as syndication agent, and Bank of America, N.A., Wachovia Bank, National Association and SunTrust Bank, as documentation agents (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated May 13, 2009).
10.41	Amendment No. 1, dated as of June 2, 2009, to Buying Agency Agreement between Nine West Footwear Corporation and Bentley HSTE Far East Services Limited (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2009).
10.42	Jones Apparel Group, Inc. 2009 Long Term Incentive Plan (incorporated by reference to Annex B of our Proxy Statement for our 2009 Annual Meeting of Stockholders).+
10.43*	Form of Section 409A Amendment to Employment Agreement.+
10.44	Amendment No. 2 dated December 8, 2009 to Employment Agreement between Jones Apparel Group, Inc. and John T. McClain dated as of July 11, 2007 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated December 8, 2009).+
10.45*	Form of Agreement Evidencing Restricted Stock Awards Under the 2009 Long Term Incentive Plan.+
10.46*	Form of Agreement Evidencing Restricted Stock Awards for Outside Directors Under the 2009 Long Term Incentive Plan.+
10.47	Employment Agreement dated as of January 31, 2000, between Jones Apparel Group, Inc. and Richard Dickson (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated January 31, 2010).+
10.48	Amendment No. 6 dated as of February 9, 2010 to the Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 9, 2010).+
10.49	Amendment No. 4 dated as of February 9, 2010 to the Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Ira M. Dansky (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 9, 2010).+
12*	Computation of Ratio of Earnings to Fixed Charges.
21*	List of Subsidiaries.

Exhibit No.	Description of Exhibit
23*	Consent of BDO Seidman, LLP.
24*	Powers of Attorney.
31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32[o]	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

____________________

[1]	Exhibits filed with Forms 10-K, 10-Q, 8-K or Schedule 14A of Jones Apparel Group, Inc. were filed under SEC File No. 001-10746.
*	Filed herewith.
[o]	Furnished herewith.
#	Portions deleted pursuant to application for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.
+	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

BDO Seidman, LLP Accountants and Consultants	100 Park Ave New York, NY 10017 Telephone: (212) 885-8000 Fax: (212) 697-1299

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Jones Apparel Group, Inc.
New York, New York

The audits referred to in our report dated February 16, 2010 relating to the consolidated financial statements of Jones Apparel Group, Inc., which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

New York, New York
February 16, 2010

SCHEDULE II

JONES APPAREL GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In Millions)

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at beginning of period	Charged against revenues or to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
Accounts receivable allowances
Allowance for doubtful accounts
For the year ended December 31:
2007	$ 2.5	$ 0.2	$ -		$ 0.7	(1)	$ 2.0
2008	2.0	10.3	(0.1)	(2)	9.4	(1)	2.8
2009	2.8	1.7	-		1.3	(1)	3.2
Allowance for sales returns
For the year ended December 31:
2007	6.8	27.4	0.3	(2)	26.7	(3)	7.8
2008	7.8	31.9	(0.4)	(2)	31.3	(3)	8.0
2009	8.0	24.2	0.2	(2)	26.7	(3)	5.7
Allowance for sales discounts
For the year ended December 31:
2007	11.3	90.0	-		92.0	(3)	9.3
2008	9.3	84.1	-		85.4	(3)	8.0
2009	8.0	71.2	-		73.0	(3)	6.2
Allowance for co-op advertising
For the year ended December 31:
2007	10.0	25.7	0.1	(2)	26.4	(3)	9.4
2008	9.4	26.2	(0.2)	(2)	26.8	(3)	8.6
2009	8.6	21.6	0.1	(2)	20.6	(3)	9.7
Deferred tax valuation allowance
For the year ended December 31:
2007	112.4	1.2	-		108.4	(4)	5.2
2008	5.2	-	-		-		5.2
2009	5.2	0.6	-		-		5.8

_________________________

(1)	Doubtful accounts written off against accounts receivable.
(2)	Represents effects of foreign currency translation.
(3)	Deductions taken by customers written off against accounts receivable.
(4)	Deferred tax asset written off against the deferred tax valuation allowance.