Form 10-Q
period 2010-04-03
JONES APPAREL GROUP INC
filed 2010-04-28
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock $.01 par value	Outstanding at April 27, 2010 87,133,436

JONES APPAREL GROUP, INC.

DEFINITIONS

        As used in this Report, unless the context requires otherwise, "Jones," "our," "us" and "we" means Jones Apparel Group, Inc. and consolidated subsidiaries, "GRI" means GRI Group Limited, "FASB" means the Financial Accounting Standards Board, "ASC" means the "FASB Accounting Standards CodificationTM", "ASU" means "Accounting Standards Update" and "SEC" means the United States Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in millions, except per share data)

	April 3, 2010	April 4, 2009	December 31, 2009
ASSETS	(Unaudited )	(Unaudited )
CURRENT ASSETS:
Cash and cash equivalents	$222.2	$194.3	$333.4
Accounts receivable	441.4	479.4	303.1
Inventories, primarily finished goods	353.6	473.9	375.0
Prepaid and refundable income taxes	0.2	11.7	-
Deferred taxes	30.4	29.6	28.1
Prepaid expenses and other current assets	35.1	47.4	25.6
TOTAL CURRENT ASSETS	1,082.9	1,236.3	1,065.2
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $544.8, $470.1 and $539.4	231.7	270.1	239.0
GOODWILL	46.8	160.7	40.1
OTHER INTANGIBLES, at cost, less accumulated amortization	584.5	590.3	559.8
PREPAID AND REFUNDABLE INCOME TAXES	-	-	4.7
DEFERRED TAXES	-	15.5	3.9
INVESTMENT IN AND LOANS TO UNCONSOLIDATED AFFILIATE	39.7	19.4	42.1
OTHER ASSETS	69.7	36.9	70.2
TOTAL ASSETS	$2,055.3	$2,329.2	$2,025.0
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$-	$9.0	$-
Current portion of long-term debt	-	250.0	-
Current portion of capital lease obligations	2.3	2.9	2.6
Accounts payable	160.4	149.6	185.3
Income taxes payable	11.3	-	11.8
Accrued employee compensation and benefits	27.5	23.8	42.7
Accrued expenses and other current liabilities	77.3	85.7	81.7
TOTAL CURRENT LIABILITIES	278.8	521.0	324.1
NONCURRENT LIABILITIES:
Long-term debt	499.5	499.5	499.5
Obligations under capital leases	26.5	28.8	26.9
Deferred taxes	9.3	-	-
Income taxes payable	8.4	21.2	-
Other noncurrent liabilities	97.1	77.7	82.0
TOTAL NONCURRENT LIABILITIES	640.8	627.2	608.4
TOTAL LIABILITIES	919.6	1,148.2	932.5
COMMITMENTS AND CONTINGENCIES	-	-	-
EQUITY:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-	-	-
Common stock, $.01 par value - shares authorized 200.0; issued 158.5, 156.8 and 156.8	1.6	1.6	1.6
Additional paid-in capital	1,367.8	1,353.9	1,360.3
Retained earnings	1,599.3	1,664.1	1,564.4
Accumulated other comprehensive loss	(6.9)	(12.3)	(7.6)
Treasury stock, 71.4 shares for all periods, at cost	(1,826.3)	(1,826.3)	(1,826.3)
TOTAL JONES STOCKHOLDERS' EQUITY	1,135.5	1,181.0	1,092.4
Noncontrolling interest	0.2	-	0.1
TOTAL EQUITY	1,135.7	1,181.0	1,092.5
TOTAL LIABILITIES AND EQUITY	$2,055.3	$2,329.2	$2,025.0

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Operations (Unaudited)
(All amounts in millions, except per share data)

	Fiscal Quarter Ended
	April 3, 2010	April 4, 2009
Net sales	$876.1	$879.4
Licensing income	11.0	11.5
Other revenues	0.2	0.2
Total revenues	887.3	891.1
Cost of goods sold	561.1	597.8
Gross profit	326.2	293.3
Selling, general and administrative expenses	249.9	279.6
Operating income	76.3	13.7
Interest income	0.4	0.9
Interest expense and financing costs	12.4	13.8
Equity in loss of unconsolidated affiliate	1.8	0.3
Income before provision for income taxes	62.5	0.5
Provision for income taxes	23.1	0.2
Net income	39.4	0.3
Less: income attributable to noncontrolling interest	0.2	-
Income attributable to Jones	$39.2	$0.3
Earnings per common share attributable to Jones
Basic	$0.46	$0.00
Diluted	0.45	0.00
Weighted average common shares and share equivalents outstanding
Basic	82.0	81.7
Diluted	82.4	81.7
Dividends declared per share	$0.05	$0.05

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(All amounts in millions, except per share data)

	Number of common shares outstanding	Total equity	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Non-controlling interest
Balance, January 1, 2009	83.4	$1,182.2	$1.5	$1,350.7	$1,668.0	$(11.7)	$(1,826.3)	$-
Fiscal quarter ended April 4, 2009:
Comprehensive loss:
Net income	-	0.3	-	-	0.3	-	-	-
Change in fair value of cash flow hedges	-	0.1	-	-	-	0.1	-	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.1 tax	-	(0.2)	-	-	-	(0.2)	-	-
Foreign currency translation adjustments	-	(0.5)	-	-	-	(0.5)	-	-
Total comprehensive loss		(0.3)
Issuance of restricted stock to employees, net of forfeitures	2.0	-	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	4.2	0.1	4.1	-	-	-	-
Tax effects from vesting of restricted stock	-	(0.9)	-	(0.9)	-	-	-	-
Dividends on common stock ($0.05 per share)	-	(4.2)	-	-	(4.2)	-	-	-
Balance, April 4, 2009	85.4	$1,181.0	$1.6	$1,353.9	$1,664.1	$(12.3)	$(1,826.3)	$-
Balance, January 1, 2010	85.4	$1,092.5	$1.6	$1,360.3	$1,564.4	$(7.6)	$(1,826.3)	$0.1
Fiscal quarter ended April 3, 2010:
Comprehensive income:
Net income	-	39.4	-	-	39.2	-	-	0.2
Change in fair value of cash flow hedges	-	(0.1)	-	-	-	(0.1)	-	-
Reclassification adjustment for hedge gains and losses included in net income	-	0.1	-	-	-	0.1	-	-
Foreign currency translation adjustments	-	0.7	-	-	-	0.7	-	-
Total comprehensive income		40.1
Issuance of restricted stock to employees, net of forfeitures	1.7	-	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	9.2	-	9.2	-	-	-	-
Distributions to noncontrolling interest	-	(0.1)	-	-	-	-	-	(0.1)
Tax effects from vesting of restricted stock	-	(1.6)	-	(1.6)	-	-	-	-
Tax effects of expired employee stock options	-	(0.1)	-	(0.1)	-	-	-	-
Dividends on common stock ($0.05 per share)	-	(4.3)	-	-	(4.3)	-	-	-
Balance, April 3, 2010	87.1	$1,135.7	$1.6	$1,367.8	$1,599.3	$(6.9)	$(1,826.3)	$0.2

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(All amounts in millions)

	Fiscal Quarter Ended
	April 3, 2010	April 4, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39.4	$0.3
Adjustments to reconcile net income to net cash used in operating activities, net of acquisitions:
Amortization of employee stock options and restricted stock	9.2	4.2
Depreciation and other amortization	20.9	18.6
Impairment losses on property, plant and equipment	0.7	20.4
Equity in loss of unconsolidated affiliate	1.8	0.3
(Recovery of) provision for losses on accounts receivable	(0.3)	1.9
Deferred taxes	11.1	(3.0)
Other items, net	0.2	0.6
Changes in operating assets and liabilities:
Accounts receivable	(136.2)	(111.0)
Inventories	23.0	35.4
Prepaid expenses and other current assets	(9.2)	(4.9)
Other assets	(2.7)	(1.3)
Accounts payable	(25.2)	(81.7)
Income taxes payable/prepaid income taxes	10.8	4.6
Accrued expenses and other current liabilities	(23.3)	(17.7)
Other liabilities	(6.4)	(6.0)
Total adjustments	(125.6)	(139.6)
Net cash used in operating activities	(86.2)	(139.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8.7)	(8.3)
Acquisition of Moda Nicola International, LLC	(11.5)	-
Net cash used in investing activities	(20.2)	(8.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings	-	9.0
Dividends paid	(4.3)	(4.2)
Principal payments on capital leases	(0.7)	(0.9)
Distributions to noncontrolling interest	(0.1)	-
Net cash (used in) provided by financing activities	(5.1)	3.9
EFFECT OF EXCHANGE RATES ON CASH	0.3	(0.3)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(111.2)	(144.0)
CASH AND CASH EQUIVALENTS, BEGINNING	333.4	338.3
CASH AND CASH EQUIVALENTS, ENDING	$222.2	$194.3

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

        In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 2010.

EARNINGS PER SHARE

        The computation of basic and diluted earnings per share is as follows:

Fiscal Quarter Ended	April 3, 2010	April 4, 2009
(In millions except per share amounts)
Net income	$39.4	$0.3
Less: income attributable to noncontrolling interest	0.2	-
Income attributable to Jones	39.2	0.3
Less: income allocated to participating securities	1.7	-
Income available to common stockholders of Jones	$37.5	$0.3
Weighted-average common shares outstanding - basic	82.0	81.7
Effect of dilutive employee stock options and restricted stock	0.4	-
Weighted-average common shares and share equivalents outstanding - diluted	82.4	81.7
Earnings per share attributable to Jones
Basic	$0.46	$0.00
Diluted	0.45	0.00

ACQUISITIONS

        On February 4, 2010, we acquired 100% of the membership interests in Moda Nicola International, LLC ("Moda"), a privately held designer, marketer and wholesaler of women's contemporary eveningwear and sportswear, and owner of the Robert Rodriguez Collection, for $35.8 million. Under the terms of the agreement, we made an initial cash payment of $11.5 million to the selling members of Moda. We deferred $5.5 million of the purchase price, with payment subject to a working capital adjustment and an indemnification holding period as set forth in the acquisition agreement. The selling members of Moda are also entitled to receive future cash payments upon achievement of certain financial targets set within the agreement for the years 2011 through 2014. We have recorded a contingent consideration liability for $18.8 million, based on projected revenues and gross margins of the acquired business and a discount factor based on an estimated weighted average cost of capital.

        We pursued the acquisition of Moda to increase our presence in the contemporary apparel market and to further develop a business portfolio with significant growth opportunities. Moda will be reported as part of our wholesale better apparel segment.

        The following table summarizes the fair values of the assets acquired and liabilities assumed from Moda on February 4, 2010.

(In millions)	Amortization life (in months)	Fair Value
Current assets		$3.2
Property, plant and equipment		0.2
Intangible assets:
Goodwill		6.7
Customer relationships	120	7.9
Trademarks	240	17.0
Covenants not to compete	59	0.2
Order backlog	3	1.7
Total assets acquired		36.9
Current liabilities		(1.1)
Total purchase price		$35.8

        The fair value of receivables acquired from Moda was $2.2 million, with gross contractual amounts receivable amounting to $2.7 million.

        The acquisition resulted in the recognition of $6.7 million of goodwill, which is expected to be deductible for tax purposes. Goodwill largely consists of expected synergies resulting from the acquisition, such as manufacturing and supply chain work process improvements and the elimination of redundant corporate overhead for shared services and governance, the acquired assembled workforce, which does not qualify as an amortizable intangible asset, and the potential for product extensions, such as footwear.

        The following table provides total revenues and results of operations from the acquired Moda business included in our results since the acquisition.

Fiscal Quarter Ended	April 3, 2010
(In millions)
Total revenues	$4.4
Loss before provision for taxes	(0.7)

        The following table provides pro forma total revenues and results of operations for the fiscal quarters ended April 3, 2010 and April 4, 2009 as if Moda had been acquired on January 1, 2009. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as amortization expense on assets acquired from Moda resulting from the fair valuation of assets acquired. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Moda. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of 2009, nor are they indicative of the future operating results of the combined company.

Fiscal Quarter Ended	April 3, 2010	April 4, 2009
(In millions except per share amounts)
Total revenues	$889.1	$895.8
Net income (loss)	39.9	(0.1)
Earnings (loss) per share attributable to Jones
Basic	$0.47	$(0.00)
Diluted	0.46	(0.00)

-  8 -

Acquisition Expenses
        During the fiscal quarter ended April 3, 2010, pretax charges totaling $0.6 were recorded for legal expenses and other transactions related to the Moda acquisition. These charges, which were expensed in accordance with the accounting guidance for business combinations, were recorded as selling, general and administrative costs in our licensing, other and eliminations segment.

ACCOUNTS RECEIVABLE

        Accounts receivable consist of the following:

(In millions)	April 3, 2010	April 4, 2009	December 31, 2009
Trade accounts receivable	$476.4	$514.0	$327.9
Allowances for doubtful accounts, returns, discounts and co-op advertising	(35.0)	(34.6)	(24.8)
	$441.4	$479.4	$303.1

        Due to our 25% ownership interest in GRI, GRI is deemed to be a related party. Included in accounts receivable are amounts due from GRI in the amount of $35.1 million, $50.1 million and $40.7 million at April 3, 2010, April 4, 2009 and December 31, 2009, respectively. Net revenues from GRI amounted to $15.1 million and $12.3 million for the fiscal quarters ended April 3, 2010 and April 4, 2009, respectively. On April 23, 2009, we converted $10.0 million of the outstanding GRI accounts receivable to a three-year interest-bearing convertible note. GRI has the option, during the 90-day period that begins when the audited financial statements for the GRI fiscal year ending January 31, 2011 become available (or such shorter period that ends on the maturity date of the note), to convert the note into common shares of GRI at a conversion rate based on the greater of eight times the net income of GRI for such fiscal year, or an appraised value determined as of that date.

ACCRUED RESTRUCTURING COSTS

Moderate Apparel Restructuring
        In connection with the exit from and reorganization of certain moderate apparel product lines, we decided to close certain New York offices, and on October 9, 2007, we announced the closing of warehouse facilities in Goose Creek, South Carolina. These closings were substantially complete by the end of February 2008. Prior to 2009, we had recorded $7.4 million of one-time termination benefits and associated employee costs for approximately 440 employees and $0.9 million of lease obligations as selling, general and administrative expenses in our wholesale jeanswear segment. During the fiscal quarter ended April 4, 2009, we recorded $1.9 million of additional lease obligation costs as selling, general and administrative expenses in our wholesale jeanswear segment relating to one of the warehouse facilities. During the fiscal quarter ended April 3, 2010, we reversed $1.3 million of lease obligation costs as selling, general and administrative ("SG&A") expenses in our wholesale jeanswear segment relating to a sublease of one of the warehouse facilities.

        The details of the moderate apparel restructuring accruals are as follows:

(In millions)	One-time termination benefits	Lease obligations	Total moderate apparel restructuring
Balance, January 1, 2009	$0.9	$0.3	$1.2
Additions	-	1.9	1.9
Payments and reductions	(0.2)	(0.4)	(0.6)
Balance, April 4, 2009	$0.7	$1.8	$2.5
Balance, January 1, 2010	$-	$2.0	$2.0
Net reversal	-	(1.3)	(1.3)
Payments and reductions	-	(0.2)	(0.2)
Balance, April 3, 2010	$-	$0.5	$0.5

        During the fiscal quarter ended April 4, 2009, $0.2 million of the termination benefits accrual were utilized (relating to partial or full severance for one employee). The net accrual of $0.5 million at April 3, 2010 is reported as $0.1 million of accrued expenses and other current liabilities and $0.4 million of other noncurrent liabilities. The net accrual of $2.5 million at April 4, 2009 is reported as $1.8 million of accrued expenses and other current liabilities and $0.7 million of other noncurrent liabilities.

Other Restructurings
        Retail Stores. We have decided to close approximately 270 underperforming retail locations by the end of 2010, of which 160 have closed as of April 3, 2010. Total termination benefits and associated employee costs are expected to be $4.7 million for approximately 1,200 employees, including both store employees and administrative support personnel. Of this amount, we recorded $0.1 million and $3.1 million for the fiscal quarters ended April 3, 2010 and April 4, 2009, respectively. We also recorded $0.7 million and $20.4 million of impairment losses on leasehold improvements and furniture and fixtures located in the stores to be closed for the fiscal quarters ended April 3, 2010 and April 4, 2009, respectively. These costs are reported as SG&A expenses in the retail segment.

        Jewelry. During 2009, we decided to discontinue the domestic manufacturing, product development and sourcing activities of our jewelry business, and also announced the closing of our jewelry distribution center by the end of 2010. Total termination benefits and associated employee costs are expected to be $6.6 million for approximately 148 employees. Of this amount, we recorded $0.1 million for the fiscal quarter ended April 3, 2010. These costs are reported as SG&A expenses in the wholesale footwear and accessories segment.

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

        Texas Warehouse. On December 1, 2009, we announced the closing of warehouse facilities in Socorro, Texas. Total termination benefits and associated employee costs are expected to be $3.2 million for approximately 220 employees. Of this amount, we recorded $0.1 million for the fiscal quarter ended April 3, 2010. These costs are reported as SG&A expenses in the wholesale jeanswear segment. The closing will be substantially complete by the end of April 2010.

        Acquisition Restructuring. In connection with the acquisition of Kasper, Ltd. (in 2003), we assessed and formulated plans to restructure certain operations. These plans involved the closure of certain facilities and selected domestic and international retail locations. The objectives of the plans were to eliminate unprofitable or marginally profitable lines of business and reduce overhead expenses. These costs were reported as a component of goodwill.

        The details of these restructuring accruals are as follows:

(In millions)	Retail stores	Jewelry	Texas warehouse	Edison warehouse	Acquisition restructuring
Balance, January 1, 2009	$-	$-	$-	$0.4	$0.8
Additions	3.1	-	-	-	-
Payments and reductions	(0.7)	-	-	(0.4)	(0.1)
Balance, April 4, 2009	$2.4	$-	$-	$-	$0.7
Balance, January 1, 2010	$1.9	$2.9	$3.1	$-	$0.5
Additions	0.1	0.1	0.1	-	-
Payments and reductions	(0.5)	(1.2)	(0.2)	-	(0.1)
Balance, April 3, 2010	$1.5	$1.8	$3.0	$-	$0.4

        During the fiscal quarters ended April 3, 2010 and April 4, 2009, $1.9 million and $0.7 million of the termination benefits accrual were utilized (relating to partial or full severance for 306 and 45 employees, respectively). The net accrual of $6.7 million at April 3, 2010 is reported as $6.3 million of accrued expenses and other current liabilities and $0.4 million of other noncurrent liabilities. The net accrual of $3.1 million at April 4, 2009 is reported as $1.5 million of accrued expenses and other current liabilities and $1.6 million of other noncurrent liabilities.

GOODWILL

        The following table presents, by segment and in total, changes in the carrying amount of goodwill for the fiscal quarter ended April 3, 2010. There were no changes to our goodwill balances for the fiscal quarter ended April 4, 2009.

(In millions)	Wholesale Better Apparel	Wholesale Jeanswear	Wholesale Footwear & Accessories	Retail	Total
Balance, January 1, 2010
Goodwill	$40.1	$519.2	$813.2	$120.6	$1,493.1
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	(1,453.0)
Net goodwill	40.1	-	-	-	40.1
Addition from acquisition of Moda	6.7	-	-	-	6.7
Balance, April 3, 2010
Goodwill	46.8	519.2	813.2	120.6	1,499.8
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	(1,453.0)
Net goodwill	$46.8	$-	$-	$-	$46.8

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        We have certain financial assets and liabilities that are required to be measured at fair value. These include:

  the assets and liabilities of the Jones Apparel Group, Inc. Deferred Compensation Plan (the "Rabbi Trust"), which represent deferred employee compensation invested in mutual funds and which fall within Level 1 of the fair value hierarchy;
  deferred director fees, which represent phantom units of our common stock that have a fair value based on the market price of our common stock and which fall within Level 1 of the fair value hierarchy;
  foreign currency forward contracts, which have fair values based on observable inputs including foreign exchange forward and spot rates and which fall within Level 2 of the fair value hierarchy; and
  contingent consideration recorded as a result of the acquisition of Moda, which has a fair value based on our projection of revenues and gross margins for the acquired business and a discount factor based on our weighted average cost of capital, and which falls within Level 3 of the fair value hierarchy.

        In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis at April 4, 2009 and April 3, 2010.

(In millions)
Description	Classification	Total Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
April 4, 2009:
Rabbi Trust assets	Other current assets	$8.9	$8.9	$-	$-
	Total assets	$8.9	$8.9	$-	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$8.9	$8.9	$-	$-
Foreign currency forward contracts	Accrued expenses and other current liabilities	0.6	-	0.6	-
Deferred director fees	Accrued expenses and other current liabilities	0.4	0.4	-	-
	Total liabilities	$9.9	$9.3	$0.6	$-

(In millions)
Description	Classification	Total Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
April 3, 2010:
Rabbi Trust assets	Other current assets	$8.2	$8.2	$-	$-
	Total assets	$8.2	$8.2	$-	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$8.2	$8.2	$-	$-
Foreign currency forward contracts	Accrued expenses and other current liabilities	0.2	-	0.2	-
Deferred director fees	Accrued expenses and other current liabilities	1.4	1.4	-	-
Contingent consideration	Other long-term liabilities	19.6	-	-	19.6
	Total liabilities	$29.4	$9.6	$0.2	$19.6

        The following table presents the changes in Level 3 contingent consideration liability for the fiscal quarter ended April 3, 2010.

(In millions)
Beginning balance, January 1, 2010	$-
Acquisition of Moda	18.8
Total adjustments included in earnings	0.8
Balance, April 3, 2010	$19.6

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        In accordance with the fair value hierarchy described above, the following table shows the fair value of our non-financial assets and liabilities that were required to be measured at fair value on a nonrecurring basis at April 4, 2009 and April 3, 2010, and the total losses recorded as a result of the remeasurement process.

(In millions)		Fair Value Measurements Using
Description	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total losses recorded for the fiscal quarter
At April 4, 2009:
Property and equipment	$-	$-	$-	$-	$20.4
At April 3, 2010:
Property and equipment	-	-	-	-	0.7

        During the fiscal quarters ended April 3, 2010 and April 4, 2009, property and equipment utilized in our retail operations with a carrying amount of $0.7 million and $20.4 million, respectively, were written down to a fair value of zero, primarily as a result of our decision to close approximately 270 underperforming retail locations. These losses were recorded as SG&A expenses in the retail segment. We consider long-term assets utilized in a retail location to be impaired when a pattern of operating losses at the location indicate that future operating losses are probable and that the resulting cash flows will not be sufficient to recover the carrying value of the associated long-term assets.

Financial Instruments

        As a result of our global operating and financing activities, we are exposed to changes in interest rates and foreign currency exchange rates which may adversely affect results of operations and financial condition. In seeking to minimize the risks and/or costs associated with such activities, we manage exposure to changes in interest rates and foreign currency exchange rates through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The instruments eligible for utilization include forward, option and swap agreements. We do not use financial instruments for trading or other speculative purposes. At April 3, 2010, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total notional value of US $5.0 million at a weighted-average exchange rate of $1.05 maturing through August 2010.

        At April 3, 2010 and April 4, 2009, the fair values of cash and cash equivalents, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of the note receivable from GRI approximates the $10.0 million carrying value as it is a variable-rate instrument. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or exchange rates for the same or similar instruments, and the related carrying amounts are as follows:

	April 3, 2010		April 4, 2009
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$499.5	445.3	$749.5	$542.5
Foreign currency exchange contracts, net liability	0.2	0.2	-	-

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

CREDIT FACILITIES

        We have a secured revolving credit agreement expiring on March 13, 2012 (the "Credit Facility") with several lending institutions to borrow an aggregate principal amount of up to $650 million. Under the Credit Facility, up to the entire amount of the facility is available for cash borrowings, with up to $400 million available for trade letters of credit and up to $50 million for standby letters of credit, and a subfacility available to our Canadian subsidiaries of up to $25 million for letters of credit and borrowings. Borrowings under the Credit Facility may be used to refinance existing indebtedness and for general corporate purposes in the ordinary course of business. Such borrowings bear interest either based on the alternate base rate, as defined in the Credit Facility, or based on Eurocurrency rates, each with a margin that depends on the availability remaining under the Credit Facility. The Credit Facility contains customary events of default.

        Availability under the Credit Facility is determined in reference to a borrowing base consisting of a percentage of eligible inventory, accounts receivable, credit card receivables and licensee receivables, minus reserves determined by the joint collateral agents. At April 3, 2010, we had no cash borrowings and $34.1 million of letters of credit outstanding, and our remaining availability was $473.9 million. If availability under the Credit Facility falls below a stated level, we will be required to comply with a minimum fixed charge coverage ratio. The Credit Facility also contains affirmative and negative covenants that, among other things, will limit or restrict our ability to (1) incur indebtedness, (2) create liens, (3) merge, consolidate, liquidate or dissolve, (4) make investments (including acquisitions), loans or advances, (5) sell assets, (6) enter into sale and leaseback transactions, (7) enter into swap agreements, (8) make certain restricted payments (including dividends and other payments in respect of capital stock), (9)

enter into transactions with affiliates, (10) enter into restrictive agreements, and (11) amend material documents. The Credit Facility is secured by a first priority lien on substantially all of our personal property.

DERIVATIVES

        We recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either equity or net income, depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

        We use foreign currency forward contracts for the specific purpose of hedging the exposure to variability in forecasted cash flows associated primarily with inventory purchases. These instruments are designated as cash flow hedges as the principal terms of the forward exchange contracts are the same as the underlying forecasted foreign currency cash flows. Therefore, changes in the fair value of the forward contracts should be highly effective in offsetting changes in the expected foreign currency cash flows, and accordingly, changes in the fair value of forward exchange contracts are recorded in accumulated other comprehensive income, net of related tax effects, with the corresponding asset or liability recorded in the balance sheet. Amounts recorded in accumulated other comprehensive income are reflected in current-period earnings when the hedged transaction affects earnings. Fair values are calculated by comparing each hedging agreement's contractual exchange rate with the currency exchange forward and spot rates at the reporting date.

        The following summarizes the U.S. Dollar notional amount and the fair value of our Canadian foreign currency forward exchange contracts, which are classified as cash flow hedges. The contracts outstanding at April 3, 2010 mature at various dates through August 2010.

(In millions)	April 3, 2010		April 4, 2009
	Notional amount	Fair value - other current liabilities	Notional amount	Fair value - other current liabilities
Canadian Dollar - U.S. Dollar	$5.0	$0.2	$6.7	$-

        The effect of our cash flow hedges on the statement of operations was as follows:

(In millions)	Amount of Pretax Gain (Loss) Recognized in Other Comprehensive Income			Amount of Pretax Gain (Loss) Reclassified from Other Comprehensive Income into Income
Derivative type	Fiscal Quarter Ended April 3, 2010	Fiscal Quarter Ended April 4, 2009	Location of Pretax Gain (Loss) Reclassified from Other Comprehensive Income into Income	Fiscal Quarter Ended April 3, 2010	Fiscal Quarter Ended April 4, 2009
Foreign currency forward contracts	$(0.1)	$0.1	Cost of sales	$(0.1)	$0.3

        Since the derivatives we use in our risk management strategies are highly effective hedges because all the critical terms of the derivative instruments match those of the hedged item, we record no ineffectiveness related to our cash flow hedges. If foreign currency exchange rates do not change from their April 3, 2010 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months will not be material.

STATEMENT OF CASH FLOWS

Fiscal Quarter Ended	April 3, 2010	April 4, 2009
(In millions)
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$2.3	$1.6
Net income tax payments (refunds)	0.2	(2.1)

Supplemental disclosures of non-cash investing and financing activities:
Restricted stock issued to employees	27.5	7.0

EQUITY METHOD INVESTMENTS

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

PENSION PLANS

Components of Net Periodic Benefit Cost

(In millions)	Fiscal Quarter Ended
	April 3, 2010	April 4, 2009
Interest cost	$0.7	$0.7
Expected return on plan assets	(0.6)	(0.6)
Amortization of net loss	0.4	0.4
Net periodic benefit cost	$0.5	$0.5

Employer Contributions

        During the fiscal quarter ended April 3, 2010, we contributed $0.8 million to our defined benefit pension plans. We anticipate contributing $5.0 million during 2010.

        We previously participated in a multi-employer defined benefit plan that covered union employees at a distribution center that has been closed. As a result of closing this facility, in March 2009 we paid a partial withdrawal liability payment of $2.4 million.

SEGMENT INFORMATION

        We identify operating segments based on, among other things, differences in products sold and the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operations are comprised of four reportable segments: wholesale better apparel, wholesale jeanswear, wholesale footwear and accessories, and retail. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores and our own retail stores, the retail segment includes operations by our own stores and

e-commerce web sites, and income and expenses related to trademarks, licenses and general corporate functions are reported under "licensing, other and eliminations." We define segment income as operating income before net interest expense, goodwill impairment charges, gains or losses on sales of subsidiaries, equity in earnings of unconsolidated affiliates and income taxes. Summarized below are our revenues and income by reportable segment for the fiscal quarters ended April 3, 2010 and April 4, 2009. We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating profit and other financial information shown below.

(In millions)	Wholesale Better Apparel	Wholesale Jeanswear	Wholesale Footwear & Accessories	Retail	Licensing, Other & Eliminations	Consolidated
For the fiscal quarter ended April 3, 2010
Revenues from external customers	$284.3	$219.8	$230.3	$141.9	$11.0	$887.3
Intersegment revenues	35.5	1.2	12.1	-	(48.8)	-
Total revenues	319.8	221.0	242.4	141.9	(37.8)	887.3
Segment income (loss)	$57.2	$36.9	$24.2	$(22.7)	$(19.3)	76.3
Net interest expense						(12.0)
Equity in loss of unconsolidated affiliate						(1.8)
Income before provision for income taxes						$62.5
For the fiscal quarter ended April 4, 2009
Revenues from external customers	$291.8	$228.2	$218.4	$141.2	$11.5	$891.1
Intersegment revenues	39.2	1.0	18.5	-	(58.7)	-
Total revenues	331.0	229.2	236.9	141.2	(47.2)	891.1
Segment income (loss)	$49.6	$17.3	$15.9	$(58.4)	$(10.7)	13.7
Net interest expense						(12.9)
Equity in loss of unconsolidated affiliate						(0.3)
Income before provision for income taxes						$0.5

SUPPLEMENTAL CONDENSED FINANCIAL INFORMATION

        Certain of our subsidiaries function as co-issuers (fully and unconditionally guaranteed on a joint and several basis) of the outstanding debt of Jones Apparel Group, Inc. ("Jones"), including Jones Apparel Group, USA, Inc. ("Jones USA"), Jones Apparel Group Holdings, Inc. ("Jones Holdings") and JAG Footwear, Accessories and Retail Corporation ("JAG Footwear").

        The following condensed consolidating balance sheets, statements of operations and statements of cash flows for the "Issuers" (consisting of Jones and Jones USA, Jones Holdings, JAG Footwear, which are all our subsidiaries that act as co-issuers and co-obligors) and the "Others" (consisting of all of our other subsidiaries, excluding all obligor subsidiaries) have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Separate financial statements and other disclosures concerning Jones are not presented as Jones has no independent operations or assets. There are no contractual restrictions on distributions from Jones USA, Jones Holdings or JAG Footwear to Jones.

Condensed Consolidating Balance Sheets
(In millions)

	April 3, 2010				December 31, 2009
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$212.0	$10.2	$-	$222.2	$322.1	$11.3	$-	$333.4
Accounts receivable	298.0	143.4	-	441.4	189.5	113.6	-	303.1
Inventories	261.7	92.0	(0.1)	353.6	259.7	115.1	0.2	375.0
Prepaid and refundable income taxes	-	-	0.2	0.2	0.7	0.1	(0.8)	-
Deferred taxes	15.7	14.7	-	30.4	13.3	14.8	-	28.1
Prepaid expenses and other current assets	24.8	10.3	-	35.1	18.2	7.4	-	25.6
TOTAL CURRENT ASSETS	812.2	270.6	0.1	1,082.9	803.5	262.3	(0.6)	1,065.2
Property, plant and equipment - net	89.9	141.8	-	231.7	93.4	145.6	-	239.0
Due from affiliates	-	1,400.3	(1,400.3)	-	-	1,382.9	(1,382.9)	-
Goodwill	46.8	-	-	46.8	40.1	-	-	40.1
Other intangibles - net	8.8	575.7	-	584.5	0.5	559.3	-	559.8
Prepaid and refundable income taxes	-	-	-	-	5.4	-	(0.7)	4.7
Deferred taxes	84.6	-	(84.6)	-	83.3	-	(79.4)	3.9
Investments in and loans to subsidiaries	2,170.3	39.7	(2,170.3)	39.7	2,125.2	42.1	(2,125.2)	42.1
Other assets	58.2	11.5	-	69.7	60.2	10.0	-	70.2
TOTAL ASSETS	$3,270.8	$2,439.6	$(3,655.1)	$2,055.3	$3,211.6	$2,402.2	$(3,588.8)	$2,025.0
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of capital lease obligations	$-	$2.3	$-	$2.3	$-	$2.6	$-	$2.6
Accounts payable	116.5	43.9	-	160.4	129.8	55.5	-	185.3
Income taxes payable	21.1	8.3	(18.1)	11.3	23.1	7.8	(19.1)	11.8
Accrued expenses and other current liabilities	65.8	39.0	-	104.8	75.7	48.7	-	124.4
TOTAL CURRENT LIABILITIES	203.4	93.5	(18.1)	278.8	228.6	114.6	(19.1)	324.1
NONCURRENT LIABILITIES:
Long-term debt	499.5	-	-	499.5	499.5	-	-	499.5
Obligations under capital leases	0.1	26.4	-	26.5	-	26.9	-	26.9
Deferred taxes	-	76.0	(66.7)	9.3	-	203.5	(203.5)	-
Income taxes payable	7.6	0.8	-	8.4	-	0.7	(0.7)	-
Due to affiliates	1,400.3	-	(1,400.3)	-	1,382.9	-	(1,382.9)	-
Other	79.2	17.9	-	97.1	63.3	18.7	-	82.0
TOTAL NONCURRENT LIABILITIES	1,986.7	121.1	(1,467.0)	640.8	1,945.7	249.8	(1,587.1)	608.4
TOTAL LIABILITIES	2,190.1	214.6	(1,485.1)	919.6	2,174.3	364.4	(1,606.2)	932.5
EQUITY:
Common stock and additional paid-in capital	1,369.4	1,682.2	(1,682.2)	1,369.4	1,361.9	1,540.5	(1,540.5)	1,361.9
Retained earnings	1,544.5	537.6	(482.8)	1,599.3	1,509.3	493.3	(438.2)	1,564.4
Accumulated other comprehensive (loss) income	(6.9)	5.0	(5.0)	(6.9)	(7.6)	3.9	(3.9)	(7.6)
Treasury stock	(1,826.3)	-	-	(1,826.3)	(1,826.3)	-	-	(1,826.3)
Total Jones stockholders' equity	1,080.7	2,224.8	(2,170.0)	1,135.5	1,037.3	2,037.7	(1,982.6)	1,092.4
Noncontrolling interest	-	0.2	-	0.2	-	0.1	-	0.1
TOTAL EQUITY	1,080.7	2,225.0	(2,170.0)	1,135.7	1,037.3	2,037.8	(1,982.6)	1,092.5
TOTAL LIABILITIES AND EQUITY	$3,270.8	$2,439.6	$(3,655.1)	$2,055.3	$3,211.6	$2,402.2	$(3,588.8)	$2,025.0

Condensed Consolidating Statements of Operations
(In millions)

	Fiscal Quarter Ended April 3, 2010				Fiscal Quarter Ended April 4, 2009
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net sales	$625.9	$253.8	$(3.6)	$876.1	$628.1	$255.1	$(3.8)	$879.4
Licensing income	-	11.0	-	11.0	-	11.5	-	11.5
Other revenues	0.2	-	-	0.2	0.2	-	-	0.2
Total revenues	626.1	264.8	(3.6)	887.3	628.3	266.6	(3.8)	891.1
Cost of goods sold	391.2	170.8	(0.9)	561.1	411.2	188.6	(2.0)	597.8
Gross profit	234.9	94.0	(2.7)	326.2	217.1	78.0	(1.8)	293.3
Selling, general and administrative expenses	224.0	28.4	(2.5)	249.9	249.4	32.9	(2.7)	279.6
Operating income (loss)	10.9	65.6	(0.2)	76.3	(32.3)	45.1	0.9	13.7
Net interest expense (income) and financing costs	13.4	(1.4)	-	12.0	14.2	(1.3)	-	12.9
Equity in loss of unconsolidated affiliate	-	1.8	-	1.8	-	0.3	-	0.3
(Loss) income before provision (benefit) for income taxes and equity in earnings of subsidiaries	(2.5)	65.2	(0.2)	62.5	(46.5)	46.1	0.9	0.5
Provision (benefit) for income taxes	2.5	20.6	-	23.1	(19.0)	16.0	3.2	0.2
Equity in earnings of subsidiaries	44.5	-	(44.5)	-	30.7	-	(30.7)	-
Net income	$39.5	$44.6	$(44.7)	$39.4	$3.2	$30.1	$(33.0)	$0.3

Condensed Consolidating Statements of Cash Flows
(In millions)

	Fiscal Quarter Ended April 3, 2010					Fiscal Quarter Ended April 4, 2009
	Issuers	Others		Elim- inations	Cons-olidated	Issuers	Others		Elim-inations	Cons- olidated
Net cash (used in) provided by operating activities	$(90.4)	$4.2	$	$ -	$(86.2)	$(125.5)	$(13.8)	$	$ -	$(139.3)
Cash flows from investing activities:
Capital expenditures	(3.9)	(4.8)		-	(8.7)	(4.8)	(3.5)		-	(8.3)
Acquisition of Moda Nicola International, LLC	(11.5)	-		-	(11.5)	-	-		-	-
Net cash used in investing activities	(15.4)	(4.8)		-	(20.2)	(4.8)	(3.5)		-	(8.3)
Cash flows from financing activities:
Net increase in short-term borrowings	-	-		-	-	9.0	-		-	9.0
Dividends paid	(4.3)	-		-	(4.3)	(4.2)	-		-	(4.2)
Principal payments on capital leases	-	(0.7)		-	(0.7)	-	(0.9)		-	(0.9)
Distributions to noncontrolling interest	-	(0.1)		-	(0.1)	-	-		-	-
Net cash (used in) provided by financing activities	(4.3)	(0.8)		-	(5.1)	4.8	(0.9)		-	3.9
Effect of exchange rates on cash	-	0.3		-	0.3	-	(0.3)		-	(0.3)
Net decrease in cash and cash equivalents	(110.1)	(1.1)		-	(111.2)	(125.5)	(18.5)		-	(144.0)
Cash and cash equivalents, beginning	322.1	11.3		-	333.4	318.4	19.9		-	338.3
Cash and cash equivalents, ending	$212.0	$10.2		$-	$222.2	$192.9	$1.4		$-	$194.3

NEW ACCOUNTING STANDARDS

        In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on our results of operation or our financial position.

        In April 2010, the FASB issued ASU 2010-13, "Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades." ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-

13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this standard will not have an effect on our results of operation or our financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion provides information and analysis of our results of operations for the 13 week periods ended April 3, 2010 (hereinafter referred to as the "first fiscal quarter of 2010") and April 4, 2009 (hereinafter referred to as the "first fiscal quarter of 2009") and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

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

        During 2010 to date, the following significant events took place:

  in January 2010, we announced that GLO jeans will be carried exclusively at Kmart stores nationwide;
  in January 2010, we announced that we entered into an exclusive licensing agreement with VCJS LLC to design, develop, produce and distribute Jessica Simpson jeanswear under the Jessica Simpson Collection;
  on February 4, 2010, we announced that we had acquired Moda Nicola International, LLC ("Moda"), owner of the Robert Rodriguez Collection, a privately held designer, marketer and wholesaler of women's contemporary eveningwear and sportswear; and
  on March 24, 2010, we launched our shoewoo.com e-commerce site.

Retail store closings

        We have decided to close approximately 270 underperforming retail locations by the end of 2010, of which 160 have closed as of April 3, 2010. Total termination benefits and associated employee costs are expected to be $4.7 million for approximately 1,200 employees, including both store employees and administrative support personnel. Of this amount, we recorded $0.1 million and $3.1 million during the first fiscal quarters of 2010 and 2009, respectively. We also recorded $0.7 million and $20.4 million of impairment losses on leasehold improvements and furniture and fixtures located in the stores to be closed during the first quarters of 2010 and 2009, respectively. These costs are reported as selling, general and administrative ("SG&A") expenses in the retail segment.

Critical Accounting Policies

        Several of our accounting policies involve significant or complex judgements and uncertainties and require us to make certain critical accounting estimates. We consider an accounting estimate to be critical if it requires us to make assumptions about matters that were highly uncertain at the time the estimate was made. The estimates with the greatest potential effect on our results of operations and financial position include the collectibility of accounts receivable, the recovery value of obsolete or overstocked inventory and the fair values of goodwill, intangible assets with indefinite lives and contingent consideration. Estimates related to accounts receivable and inventory affect our wholesale better apparel, wholesale jeanswear, wholesale footwear and accessories and retail segments. Estimates related to goodwill affect our wholesale better apparel segment. Estimates related to intangible assets with indefinite lives affect our licensing, other and eliminations segment.

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

        We test our goodwill and our indefinite-lived trademarks for impairment on an annual basis (during our fourth fiscal quarter) and between annual tests if an event occurs or circumstances change that would reduce the fair value of an asset below its carrying value. These tests utilize discounted cash flow models to estimate fair values. These cash flow models involve several assumptions. Changes in our assumptions could materially impact our fair value estimates, and material impairment losses could result where the estimated fair values of these assets become less than their carrying amounts. Assumptions critical to our fair value estimates are: (i) discount rates used to derive the present value factors used in determining the fair value of the reporting units and trademarks; (ii) royalty rates used in our trademark valuations; (iii) projected average revenue growth rates used in the reporting unit and trademark models; and (iv) projected long-term growth rates used in the derivation of terminal values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances.

        Contingent consideration is recorded as a result of acquisitions, where a portion of the purchase price is payable at the end of a specific future period, with the amount of payment based on the financial results of the acquired business during that period. The fair values of contingent consideration are based on our projection of the financial results of the acquired business and a discount factor based on our weighted average cost of capital. Changes in our assumptions could materially impact our fair value estimates, and material gains and losses could result where the estimated fair value of these liabilities differ from their carrying amounts.

Results of Operations

Statements of Operations Stated in Dollars and as a Percentage of Total Revenues
(In millions)	Fiscal Quarter Ended
	April 3, 2010		April 4, 2009
Net sales	$876.1	98.7%	$879.4	98.7%
Licensing income	11.0	1.2	11.5	1.3
Other revenues	0.2	0.0	0.2	0.0
Total revenues	887.3	100.0	891.1	100.0
Cost of goods sold	561.1	63.2	597.8	67.1
Gross profit	326.2	36.8	293.3	32.9
Selling, general and administrative expenses	249.9	28.2	279.6	31.4
Operating income	76.3	8.6	13.7	1.5
Net interest expense and financing costs	12.0	1.4	12.9	1.4
Equity in loss of unconsolidated affiliate	1.8	0.2	0.3	0.0
Income before provision for income taxes	62.5	7.0	0.5	0.1
Provision for income taxes	23.1	2.6	0.2	0.0
Net income	39.4	4.4	0.3	0.0
Less: income attributable to noncontrolling interest	0.2	-	-	-
Income attributable to Jones	$39.2	4.4%	$0.3	0.0%

Percentage totals may not add due to rounding.

Fiscal Quarter Ended April 4, 2010 Compared to Fiscal Quarter Ended April 4, 2009

        Revenues. Total revenues for the first fiscal quarter of 2010 were $887.3 million, compared with $891.1 million for the first fiscal quarter of 2009, a decrease of 0.4%. Revenues by segment were as follows:

(In millions)	First Fiscal Quarter of 2010	First Fiscal Quarter of 2009	Increase (Decrease )	Percent Change
Wholesale better apparel	$284.3	$291.8	$(7.5)	(2.6%	)
Wholesale jeanswear	219.8	228.2	(8.4)	(3.7%	)
Wholesale footwear and accessories	230.3	218.4	11.9	5.4%
Retail	141.9	141.2	0.7	0.5%
Licensing and other	11.0	11.5	(0.5)	(4.3%	)
Total revenues	$887.3	$891.1	$(3.8)	(0.4%	)

        Wholesale better apparel revenues decreased $7.5 million, primarily due to reduced shipments of our Anne Klein and Jones New York Sport products as a result of the general economic downturn and the discontinuance of our Nine West sportswear product line due to the performance of this product line at retail, and also due to decreased orders for nearly all of our other better apparel product lines. These decreases were partially offset by shipments of our Rachel Rachel Roy products that were introduced for Fall 2009, initial shipments of our Rachel Roy Signature product line and by $4.4 million of revenues for the Robert Rodriguez and Robbi and Nikki product lines acquired through the acquisition of Moda.

        Wholesale jeanswear revenues decreased $8.4 million. Revenues decreased due to lower shipments of our l.e.i. products to Wal-Mart Stores Inc. due to competing new product initiatives and price compression, lower shipments of our Energie product line as a result of the general economic downturn and product assortment issues, lower shipments of our Erika product line due to the repositioning of the brand and the discontinuance of the Jeanstar product line based on a review of its long-term growth potential. These decreases were partially offset by increased shipments of our Gloria Vanderbilt products due to the performance of the products at retail and new product extensions.

        Wholesale footwear and accessories revenues increased $11.9 million, primarily due to increased shipments of our Easy Spirit footwear and our handbag and accessories products as a result of the performance of these products at retail, an increase in our international business due to improved global economic conditions and initial shipments of our Rachel Rachel Roy footwear products.

        Retail revenues increased $0.7 million, primarily due to a 7.9% increase in comparable store sales ($9.7 million) resulting from product performance, the closure of underperforming locations and the positive impact of a shift in the Easter holiday, partially offset by operating fewer stores in the current period. Comparable stores are those that have been open for a full year, are not scheduled to close in the current period and are not scheduled for an expansion or downsize by more than 25% or relocation to a different street or mall. A 10.5% increase in comparable store sales for our footwear stores ($7.6 million) and a 25.6% increase in our comparable e-commerce business ($2.7 million) were partially offset by a 1.4% decrease in comparable store sales for our apparel stores ($0.6 million). We began 2010 with 938 retail locations and had a net decrease of 61 locations to end the period with 877 locations, compared with 1,005 at the end of the prior period.

        Gross Profit. The gross profit margins were 36.8% and 32.9% for the first fiscal quarters of 2010 and 2009, respectively.

        Wholesale better apparel gross profit margins were 38.2% and 35.3% for the first fiscal quarters of 2010 and 2009, respectively. The increase was due to the product mix and lower sales to off-price retailers in the current period.

        Wholesale jeanswear gross profit margins were 30.5% and 23.4% for the first fiscal quarters of 2010 and 2009, respectively. The increase was primarily due to lower levels of off-price sales and discontinued products in the current period and increased sales of our higher-margin Gloria Vanderbilt products.

        Wholesale footwear and accessories gross profit margins were 28.1% and 26.3% for the first fiscal quarters of 2010 and 2009, respectively. The increase was primarily due to lower levels of discounting in the current period as a result of better inventory management and the performance of our products at retail, partially offset by increased transportation costs.

        Retail gross profit margins were 50.2% and 44.9% for the first fiscal quarters of 2010 and 2009, respectively. The increase was primarily due to the performance of our products, requiring a lower level of markdowns in the current period to clear inventory, partially offset by increased transportation costs.

        Selling, General and Administrative Expenses. SG&A expenses were $249.9 million in the first fiscal quarter of 2010 and $279.6 million in the first fiscal quarter of 2009.

        Wholesale better apparel SG&A expenses decreased $2.2 million, primarily due to $1.2 million in cost savings due to headcount reductions, a $1.1 million reduction in bad debt expense as the result of a customer bankruptcy in the prior period, a $1.0 million reduction in marketing and advertising spending and $2.8 million of other net cost reductions. These decreases were offset by $3.3 million of expenses added as a result of the Moda acquisition and a $0.6 million effect of unfavorable changes in exchange rates between the U.S. and Canadian Dollars.

        Wholesale jeanswear SG&A expenses decreased $5.9 million, primarily due to a $3.2 million decrease in restructuring charges, a $0.8 million reduction in administrative costs, a $0.6 million reduction in royalties due to the discontinuance of the Taylor Swift dress program under the l.e.i. label and $1.3 million of other cost reductions.

        Wholesale footwear and accessories SG&A expenses decreased $2.4 million, primarily due to a $1.2 million reduction in severance costs in the current period and prior period costs of $1.6 million related to the bankruptcy of our former United Kingdom footwear licensee, $1.5 million of settlements of sales and use tax audits and $1.4 million of loss accruals related to certain leased property. These decreases were offset by a $1.7 million increase in administrative costs, a $1.1 million increase in salaries and benefits and $0.5 million of other net cost increases in the current period.

        Retail SG&A expenses decreased $27.9 million, primarily due to a $22.7 million reduction in restructuring and asset impairment charges from the prior period related to the closing of approximately 270 stores through the end of 2010 and an $8.3 million reduction in salaries, occupancy and depreciation expenses due to operating fewer stores in the current period, partially offset by a $1.1 million increase in administrative costs and $2.0 million of other cost increases in the current period.

        SG&A expenses for the licensing, other and eliminations segment increased $8.7 million, primarily due to a $5.0 million increase in amortization of equity-based compensation, a $1.2 million increase in professional fees (including $0.6 million related to the acquisition of Moda) and $2.5 million of other cost increases.

        Operating Income. The resulting operating income for the first fiscal quarter of 2010 was $76.3 million, compared with $13.7 million for the first fiscal quarter of 2009, due to the factors described above.

        Net Interest Expense. Net interest expense was $12.0 million in the first fiscal quarter of 2010, compared with $12.9 million in the first fiscal quarter of 2009. The decrease was primarily the result of the repurchase of our 4.250% Senior Notes due 2009 in May 2009, partially offset by higher amortization of deferred financing fees related to the secured revolving credit facility we entered into during May 2009.

        Income Taxes. The effective income tax rate was 37.0% and 34.0% for the first fiscal quarters of 2010 and 2009, respectively. The increase is primarily due to the impact of the foreign income tax differential on higher pre-tax income in the first fiscal quarter of 2010 compared with the first fiscal quarter of 2009.

        Net Income and Earnings Per Share. Net income was $39.4 million in the first fiscal quarter of 2010, compared with $0.3 million in the first fiscal quarter of 2009. Diluted earnings per share for the first fiscal quarter of 2010 was $0.45, compared with $0.00 for the first fiscal quarter of 2009, with 0.9% more shares outstanding.

Liquidity and Capital Resources

        Our principal capital requirements have been for working capital needs, capital expenditures, dividend payments, acquisition funding and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations. We currently fund our operations primarily through cash generated by operating activities, and rely on our revolving credit facility for the issuance of trade letters of credit for the purchases of inventory and for cash borrowings as needed. As of April 3, 2010, total cash and cash equivalents were $222.2 million, a seasonal decrease of $111.2 million from the $333.4 million reported as of December 31, 2009.

        Cash flows from operating activities used $86.2 million and $139.3 million in the fiscal quarters ended April 3, 2010 and April 4, 2009, respectively. The change from the prior period was primarily due to higher net income in the current period and changes in working capital. Accounts receivable increased more in the current period due to the timing of shipments and collections compared with the prior period. Inventory experienced less seasonal decreases in the current period primarily due to both the timing of receipts and the clearance of excess inventories in our footwear business during the prior period. Accounts payable decreased less in the current period primarily due to the timing of inventory payments during the prior period.

        Cash flows from investing activities used $20.2 million and $8.3 million in the first fiscal quarters of 2010 and 2009, respectively, primarily for the purchases of property and equipment and the acquisition of Moda in 2010.

        Cash flows from financing activities used $5.1 million and provided $3.9 million in the first fiscal quarters of 2010 and 2009, respectively, with the difference due to a $9.0 million increase in short-term borrowings during the first fiscal quarter of 2009.

        We repurchased no common stock during the first fiscal quarters of 2010 and 2009. As of April 3, 2010, $304.1 million of Board authorized repurchases was still available. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition.

        We have a secured revolving credit agreement expiring on March 13, 2012 (the "Credit Facility") with several lending institutions to borrow an aggregate principal amount of up to $650 million. Under the Credit Facility, up to the entire amount of the facility is available for cash borrowings, with up to $400 million available for trade letters of credit and up to $50 million for standby letters of credit, and a subfacility available to our Canadian subsidiaries of up to $25 million for letters of credit and borrowings. Borrowings under the Credit Facility may be used to refinance existing indebtedness and for general corporate purposes in the ordinary course of business. Such borrowings bear interest either based on the alternate base rate, as defined in the Credit Facility, or based on Eurocurrency (LIBOR) rates, each with a margin that depends on the availability remaining under the Credit Facility. The Credit Facility contains customary events of default.

        Availability under the Credit Facility is determined with reference to a borrowing base consisting of a percentage of eligible inventory, accounts receivable, credit card receivables and licensee receivables, minus reserves determined by the joint collateral agents. At April 3, 2010, we had no cash borrowings and $34.1 million of letters of credit outstanding, and our remaining availability was $473.9 million. If availability under the Credit Facility falls below a stated level, we will be required to comply with a minimum fixed charge coverage ratio. The Credit Facility also contains affirmative and negative covenants that, among other things, will limit or restrict our ability to (1) incur indebtedness, (2) create liens, (3) merge, consolidate, liquidate or dissolve, (4) make investments (including acquisitions), loans or advances, (5) sell assets, (6) enter into sale and leaseback transactions, (7) enter into swap agreements, (8) make certain restricted payments (including dividends and other payments in respect of capital stock), (9) enter into transactions with affiliates, (10) enter into restrictive agreements, and (11) amend material documents. The Credit Facility is secured by a first priority lien on substantially all of our personal property.

        On April 28, 2010, we announced that our Board of Directors had declared a quarterly cash dividend of $0.05 per share to all common stockholders of record as of May 14, 2010 for payment on May 28, 2010.

Economic Outlook
        Due to the current and expected future economic relationship between the United States and China, we may experience increased risk related to changes in foreign currency exchange rates should China allow the Yuan to rise in value against the Dollar. Should this occur, increased production costs for our goods manufactured in China could result.

        The recent economic environment has resulted in lower consumer confidence. This trend may lead to reduced consumer spending which could affect our net sales and our future profitability. Additionally, reduced consumer spending, combined with the potential for rising costs related to changes in exchange rates between the U.S. Dollar and the Chinese Yuan, may reduce our gross profit margins. Should these factors occur, they could have a material adverse effect on our business.

        When adverse economic conditions exist in the United States or abroad, we may experience increased risk related to the collectibility of our accounts receivable, and we may increase our provision for doubtful accounts in the future should any of our wholesale customers experience significant financial difficulties. If such conditions lead to defaults that are individually or cumulatively significant, we could experience a material adverse impact on our financial condition, results of operations and/or liquidity.

        The economic turmoil in the credit markets over the past 18 months and the negative effects of the economic environment on our business may negatively impact our ability to borrow funds in the future. However, we believe that available cash and cash equivalents, funds generated by operations and the Credit Facility will provide the financial resources sufficient to meet our foreseeable working capital, dividend, capital expenditure and stock repurchase requirements and fund our contractual obligations and our contingent liabilities and commitments. Although there can be no assurances, we believe that the participating banks will be willing and able to loan funds to us in accordance with their legal obligations under the Credit Facility.

New Accounting Standards

        In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on our results of operation or our financial position.

        In April 2010, the FASB issued ASU 2010-13, "Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades." ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after

December 15, 2010. The adoption of this standard will not have an effect on our results of operation or our financial position.

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

        The primary interest rate exposures on floating rate financing arrangements are with respect to United States and Canadian short-term interest rates. We had $650.0 million in variable rate credit facilities available at April 3, 2010, under which no cash borrowings and $34.1 million of letters of credit were outstanding at April 3, 2010.

        We are exposed to market risk related to changes in foreign currency exchange rates. We have assets and liabilities denominated in certain foreign currencies, and our Canadian subsidiary purchases a portion of its inventory from suppliers who require payment in U.S. Dollars. To minimize our exposure to changes in exchange rates between the Canadian Dollar and the U.S. Dollar, we hedge a portion of our forecasted Canadian U.S. Dollar-denominated inventory purchases. We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements, because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged, up to the notional amount of such contracts. We are exposed to credit-related losses if the counterparty to a financial instrument fails to perform its obligation. However, we do not expect the counterparties, which presently have satisfactory credit ratings, to fail to meet their obligations, if any.

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

        We have made changes to our internal controls and procedures over financial reporting to address the implementation of SAP, an enterprise resource planning ("ERP") system. SAP will integrate our operational and financial systems and expand the functionality of our financial reporting processes. We began the process of implementing SAP throughout Jones Apparel Group, Inc. and our consolidated subsidiaries during the fourth quarter of 2006. During the first fiscal quarter of 2010, our licensing business and our administrative services were converted to this system. We have adequately controlled the transition to the new processes and controls, with no negative impact to our internal control environment. We expect to continue the implementation of this system to all locations over a multi-year period. As the phased implementation occurs, we will experience changes in internal control over financial reporting each quarter. We expect this ERP system to further advance our control environment by automating manual processes, improving management visibility and standardizing processes as its full capabilities are utilized.

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

JONES APPAREL GROUP, INC.
(Registrant)

Date: April 28, 2010	By /s/ Wesley R. Card WESLEY R. CARD Chief Executive Officer By /s/ John T. McClain JOHN T. McCLAIN Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1*	Jones Apparel Group, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2010.+
31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32[o]	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________
+ Management contract or compensatory plan or arrangement.
* Filed herewith.
o Furnished herewith.