Form 10-Q
period 2010-07-03
JONES APPAREL GROUP INC
filed 2010-07-30
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock $.01 par value	Outstanding at July 29, 2010 87,106,936

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Jones Apparel Group, Inc.
Consolidated Balance Sheets
(All amounts in millions, except per share data)

	July 3, 2010	July 4, 2009	December 31, 2009
ASSETS	(Unaudited )	(Unaudited )
CURRENT ASSETS:
Cash and cash equivalents	$133.2	$112.5	$333.4
Accounts receivable	380.7	366.6	303.1
Inventories, primarily finished goods	414.9	428.4	375.0
Prepaid and refundable income taxes	9.0	9.1	-
Deferred taxes	25.9	22.9	28.1
Prepaid expenses and other current assets	33.3	32.2	25.6
TOTAL CURRENT ASSETS	997.0	971.7	1,065.2
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $549.2, $508.9 and $539.4	241.4	258.1	239.0
GOODWILL	161.8	160.7	40.1
OTHER INTANGIBLES, at cost, less accumulated amortization	778.3	589.7	559.8
PREPAID AND REFUNDABLE INCOME TAXES	-	-	4.7
DEFERRED TAXES	-	13.1	3.9
INVESTMENT IN AND LOANS TO UNCONSOLIDATED AFFILIATE	40.1	44.3	42.1
OTHER ASSETS	89.3	70.3	70.2
TOTAL ASSETS	$2,307.9	$2,107.9	$2,025.0
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$-	$20.9	$-
Current portion of long-term debt	0.1	7.5	-
Current portion of capital lease obligations	2.1	2.7	2.6
Current portion of acquisition consideration payable	10.3	-	-
Accounts payable	200.6	158.7	185.3
Income taxes payable	0.2	-	11.8
Accrued employee compensation and benefits	40.5	33.4	42.7
Accrued expenses and other current liabilities	75.7	75.6	81.7
TOTAL CURRENT LIABILITIES	329.5	298.8	324.1
NONCURRENT LIABILITIES:
Long-term debt	503.8	499.5	499.5
Obligations under capital leases	26.0	28.1	26.9
Income taxes payable	9.2	11.4	-
Deferred taxes	2.7	-	-
Acquisition consideration payable	196.2	-	-
Other noncurrent liabilities	79.4	75.6	82.0
TOTAL NONCURRENT LIABILITIES	817.3	614.6	608.4
TOTAL LIABILITIES	1,146.8	913.4	932.5
COMMITMENTS AND CONTINGENCIES	-	-	-
EQUITY:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-	-	-
Common stock, $.01 par value - shares authorized 200.0; issued 158.5, 156.8 and 156.8	1.6	1.6	1.6
Additional paid-in capital	1,372.7	1,356.1	1,360.3
Retained earnings	1,620.5	1,672.9	1,564.4
Accumulated other comprehensive loss	(7.5)	(9.8)	(7.6)
Treasury stock, 71.4 shares for all periods, at cost	(1,826.3)	(1,826.3)	(1,826.3)
TOTAL JONES STOCKHOLDERS' EQUITY	1,161.0	1,194.5	1,092.4
Noncontrolling interest	0.1	-	0.1
TOTAL EQUITY	1,161.1	1,194.5	1,092.5
TOTAL LIABILITIES AND EQUITY	$2,307.9	$2,107.9	$2,025.0

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Operations (Unaudited)
(All amounts in millions, except per share data)

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net sales	$849.0	$793.4	$1,725.2	$1,672.9
Licensing income	10.3	10.3	21.3	21.8
Other revenues	0.3	0.2	0.4	0.3
Total revenues	859.6	803.9	1,746.9	1,695.0
Cost of goods sold	542.4	521.8	1,103.5	1,119.6
Gross profit	317.2	282.1	643.4	575.4
Selling, general and administrative expenses	261.9	240.0	511.8	519.6
Operating income	55.3	42.1	131.6	55.8
Interest income	0.4	0.8	0.8	1.6
Interest expense and financing costs	14.7	20.6	27.1	34.3
Loss and costs associated with repurchase of 4.250% Senior Notes	-	2.0	-	2.0
Equity in loss of unconsolidated affiliate	-	0.2	1.8	0.5
Income before provision for income taxes	41.0	20.1	103.5	20.6
Provision for income taxes	15.2	7.0	38.3	7.2
Net income	25.8	13.1	65.2	13.4
Less: income attributable to noncontrolling interest	0.1	-	0.3	-
Income attributable to Jones	$25.7	$13.1	$64.9	$13.4
Earnings per common share attributable to Jones
Basic	$0.30	$0.15	$0.75	$0.16
Diluted	0.30	0.15	0.75	0.16
Weighted average shares outstanding
Basic	82.2	81.7	82.1	81.7
Diluted	82.7	81.8	82.6	81.7
Dividends declared per share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(All amounts in millions, except per share data)

	Number of common shares outstanding	Total equity	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Non-controlling interest
Balance, January 1, 2009	83.4	$1,182.2	$1.5	$1,350.7	$1,668.0	$(11.7)	$(1,826.3)	$-
Fiscal six months ended July 4, 2009:
Comprehensive income:
Net income	-	13.4	-	-	13.4	-	-	-
Change in fair value of cash flow hedges	-	(0.3)	-	-	-	(0.3)	-	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.1 tax	-	(0.3)	-	-	-	(0.3)	-	-
Foreign currency translation adjustments	-	2.5	-	-	-	2.5	-	-
Total comprehensive income		15.3
Issuance of restricted stock to employees, net of forfeitures	2.0	-	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	6.6	0.1	6.5	-	-	-	-
Tax effects from vesting of restricted stock	-	(1.1)	-	(1.1)	-	-	-	-
Dividends on common stock ($0.10 per share)	-	(8.5)	-	-	(8.5)	-	-	-
Balance, July 4, 2009	85.4	$1,194.5	$1.6	$1,356.1	$1,672.9	$(9.8)	$(1,826.3)	$-
Balance, January 1, 2010	85.4	$1,092.5	$1.6	$1,360.3	$1,564.4	$(7.6)	$(1,826.3)	$0.1
Fiscal six months ended July 3, 2010:
Comprehensive income:
Net income	-	65.2	-	-	64.9	-	-	0.3
Change in fair value of cash flow hedges	-	0.1	-	-	-	0.1	-	-
Reclassification adjustment for hedge gains and losses included in net income	-	0.2	-	-	-	0.2	-	-
Foreign currency translation adjustments	-	(0.2)	-	-	-	(0.2)	-	-
Total comprehensive income		65.3
Issuance of restricted stock to employees, net of forfeitures	1.7	-	-	-	-	-	-	-
Exercise of employee stock options	-	0.6	-	0.6	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	13.7	-	13.7	-	-	-	-
Distributions to noncontrolling interest	-	(0.3)	-	-	-	-	-	(0.3)
Tax effects from vesting of restricted stock and exercise of employee stock options	-	(1.5)	-	(1.5)	-	-	-	-
Tax effects of expired employee stock options	-	(0.4)	-	(0.4)	-	-	-	-
Dividends on common stock ($0.10 per share)	-	(8.8)	-	-	(8.8)	-	-	-
Balance, July 3, 2010	87.1	$1,161.1	$1.6	$1,372.7	$1,620.5	$(7.5)	$(1,826.3)	$0.1

See accompanying notes to consolidated financial statements

Jones Apparel Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(All amounts in millions)

	Fiscal Six Months Ended
	July 3, 2010	July 4, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$65.2	$13.4
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Loss and costs associated with repurchase of 4.250% Senior Notes	-	2.0
Amortization of employee stock options and restricted stock	13.7	6.6
Depreciation and other amortization	44.2	37.6
Impairment losses on property, plant and equipment	2.1	21.2
Equity in loss of unconsolidated affiliate	1.8	0.5
(Recovery of) provision for losses on accounts receivable	(0.3)	1.8
Deferred taxes	8.2	7.8
Write-off of deferred financing fees	-	7.9
Other items, net	0.2	0.5
Changes in operating assets and liabilities:
Accounts receivable	(55.5)	(7.9)
Inventories	(20.0)	82.0
Prepaid expenses and other current assets	(5.8)	2.6
Other assets	(18.3)	1.6
Accounts payable	12.1	(72.9)
Income taxes payable/prepaid income taxes	(8.2)	(3.9)
Accrued expenses and other current liabilities	(16.1)	(19.0)
Acquisition consideration payable	5.2	-
Other liabilities	(2.5)	(8.1)
Total adjustments	(39.2)	60.3
Net cash provided by operating activities	26.0	73.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16.3)	(13.9)
Acquisition of Stuart Weitzman Holdings, LLC, net of cash acquired	(159.3)	-
Acquisition of Moda Nicola International, LLC	(14.4)	-
Investment in GRI	-	(15.2)
Other	0.1	-
Net cash used in investing activities	(189.9)	(29.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of 4.250% Senior Notes, including consent fees and related costs	-	(252.4)
Costs related to secured revolving credit agreement	(7.2)	(30.0)
Net increase in short-term borrowings	-	20.9
Principal payments on capital leases	(1.4)	(1.6)
Cash distributions to selling members of Stuart Weitzman, LLC	(19.0)	-
Distributions to noncontrolling interest	(0.3)	-
Payments related to acquisition consideration payable	(0.7)	-
Dividends paid	(8.6)	(8.5)
Proceeds from exercise of employee stock options	0.6	-
Net cash used in financing activities	(36.6)	(271.6)
EFFECT OF EXCHANGE RATES ON CASH	0.3	1.2
NET DECREASE IN CASH AND CASH EQUIVALENTS	(200.2)	(225.8)
CASH AND CASH EQUIVALENTS, BEGINNING	333.4	338.3
CASH AND CASH EQUIVALENTS, ENDING	$133.2	$112.5

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

        Distribution costs. Our cost of sales may not be comparable to those of other entities, since some entities include all of the costs associated with their distribution functions in cost of sales while we include these costs in selling, general and administrative ("SG&A") expenses. Distribution costs included in SG&A expenses for the fiscal six months ended July 3, 2010 and July 4, 2009 were $51.6 million and $50.6 million, respectively.

EARNINGS PER SHARE

        The computation of basic and diluted earnings per share is as follows:

(In millions, except per share amounts)	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Net income	$25.8	$13.1	$65.2	$13.4
Less: income attributable to noncontrolling interest	(0.1)	-	(0.3)	-
Income attributable to Jones	25.7	13.1	64.9	13.4
Less: income allocated to participating securities	(1.2)	(0.5)	(3.0)	(0.5)
Income available to common stockholders of Jones	$24.5	$12.6	$61.9	$12.9
Weighted average shares outstanding - basic	82.2	81.7	82.1	81.7
Effect of dilutive employee stock options and restricted stock	0.5	0.1	0.5	-
Weighted average shares outstanding - diluted	82.7	81.8	82.6	81.7
Earnings per share attributable to Jones
Basic	$0.30	$0.15	$0.75	$0.16
Diluted	0.30	0.15	0.75	0.16

ACQUISITIONS

Moda Nicola International, LLC
        On February 4, 2010, we acquired 100% of the membership interests in Moda Nicola International, LLC ("Moda"), a privately-held designer, marketer and wholesaler of women's contemporary eveningwear and sportswear, and owner of the Robert Rodriguez Collection, for $35.7 million. Under the terms of the agreement, we made cash payments of $14.4 million to the selling members of Moda. We deferred $2.5 million of the purchase price, with payment subject to an indemnification holding period as set forth in the acquisition agreement. The selling members of Moda are also entitled to receive future cash payments upon achievement of certain financial targets set within the agreement for the years 2011 through 2014. We have recorded an acquisition consideration liability for $18.8 million, based on projected revenues and gross margins of the acquired business and a discount factor based on an estimated weighted average cost of capital. Adjustments to this liability are recorded as an SG&A expense in our wholesale better apparel segment.

        We pursued the acquisition of Moda to increase our presence in the contemporary apparel market and to further develop a business portfolio with significant growth opportunities. Moda is reported as part of our wholesale better apparel segment.

    The following table summarizes the fair values of the assets acquired and liabilities assumed from Moda on February 4, 2010.

(In millions)	Amortization life (in months)	Fair Value
Current assets		$3.2
Property, plant and equipment		0.2
Intangible assets:
Goodwill		6.6
Customer relationships	120	7.9
Trademarks	240	17.0
Covenants not to compete	59	0.2
Order backlog	3	1.7
Total assets acquired		36.8
Current liabilities		(1.1)
Total purchase price		$35.7

        The fair value of receivables acquired from Moda was $2.2 million, with gross contractual amounts receivable amounting to $2.7 million.

        The acquisition resulted in the recognition of $6.6 million of goodwill, which is expected to be deductible for tax purposes. Goodwill largely consists of expected synergies resulting from the acquisition, such as manufacturing and supply chain work process improvements and the elimination of redundant corporate overhead for shared services and governance, the acquired assembled workforce, which does not qualify as an amortizable intangible asset, and the potential for product extensions, such as footwear.

        The following table provides total revenues and results of operations from the acquired Moda business included in our results since the acquisition.

(In millions)	Fiscal Quarter Ended July 3, 2010	Fiscal Six Months Ended July 3, 2010
Total revenues	$2.1	$6.5
Loss before provision for income taxes	6.1	6.7

Stuart Weitzman Holdings, LLC
        On June 2, 2010, we acquired 55% of the membership interests in Stuart Weitzman Holdings, LLC ("SWH"), a privately-held designer and manufacturer of women's salon footwear and accessories under the Stuart Weitzman label. SWH markets its products in fine specialty and department stores worldwide and in its own chain of retail stores in the U.S. and abroad.

        Under the terms of the agreement, the acquisition will occur in two stages. We made an initial cash payment of $180.3 million for a 55% interest in SWH. The purchase of the remaining 45% will occur on December 31, 2012. The remaining purchase price will be determined under a formula set forth in the agreement, which is based upon the financial results of SWH from 2010 through 2012. For accounting purposes, the transaction is treated as an initial acquisition of 100% of the equity interests of SWH, with an acquisition consideration liability of $181.8 million recorded for the current value of the projected payment for the remaining 45% interest, based on probability-weighted projected earnings before interest, taxes, depreciation and amortization (as defined in the agreement) of the acquired business and cash distributions that are required by the agreement to be disbursed for 2010 through 2012, using a discount factor based on an estimated weighted average cost of capital. Adjustments to this liability are recorded as interest expense.

        We pursued the acquisition of SWH to increase our presence in the contemporary footwear market and to further develop a business portfolio with significant growth opportunities. SWH's wholesale footwear business will be reported in our wholesale footwear and accessories segment, their retail business will be reported in our retail segment, and their licensing business will be reported in our licensing, eliminations and other segment.

        The following table summarizes the fair values of the assets acquired and liabilities assumed from SWH on June 2, 2010.

(In millions)	Amortization life (in months)	Fair Value
Cash		$21.0
Accounts receivable		20.1
Inventories		18.9
Other current assets		1.5
Property, plant and equipment		19.4
Intangible assets:
Trademarks		154.1
Goodwill		115.1
Customer relationships	120	20.2
Covenant not to compete	55	3.5
Order backlog	9	10.5
Favorable lease agreements	139	6.1
Licensing agreements	55	3.6
Other noncurrent assets		0.7
Total assets acquired		394.7
Cash distributions payable		19.0
Current liabilities		10.6
Unfavorable lease agreements	73	2.7
Other long-term liabilities		0.3
Total liabilities assumed		32.6
Total purchase price		$362.1

        The gross contractual accounts receivable acquired from SWH was $24.4 million.

        The acquisition resulted in the recognition of $115.1 million of goodwill, which is expected to be deductible for tax purposes. Goodwill largely consists of expected synergies resulting from the acquisition, such as the elimination of redundant corporate overhead for shared services and governance, the acquired assembled workforce, which does not qualify as an amortizable intangible asset, and the potential for product extensions, such as apparel.

        The following table provides total revenues and results of operations from the acquired SWH business included in our results since the acquisition.

(In millions)	Fiscal Quarter and Six Months Ended July 3, 2010
Total revenues	$21.7
Income before provision for income taxes	2.8

        The following table provides pro forma total revenues and results of operations for the fiscal quarters and six months ended July 3, 2010 and July 4, 2009 as if Moda and SWH had been acquired on January 1, 2009. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as amortization expense on intangible assets acquired from Moda and SWH resulting from the fair valuation of assets acquired. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Moda or SWH. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed at the beginning of 2009, nor are they indicative of the future operating results of the combined companies.

(In millions, except per share amounts)	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Total revenues	$885.3	$897.0	$1,830.2	$1,894.3
Net income	29.3	14.0	69.6	9.5
Earnings per share attributable to Jones
Basic	$0.34	$0.16	$0.81	$0.11
Diluted	0.34	0.16	0.81	0.11

Acquisition Expenses
        During the fiscal six months ended July 3, 2010, pretax charges totaling $0.5 million and $5.0 million were recorded for legal expenses and other transactions related to the Moda and SWH acquisitions, respectively. These charges, which were expensed in accordance with the accounting guidance for business combinations, were recorded as SG&A costs in our licensing, other and eliminations segment.

ACCOUNTS RECEIVABLE

        Accounts receivable consist of the following:

(In millions)	July 3, 2010	July 4, 2009	December 31, 2009
Trade accounts receivable	$408.5	$392.8	$327.9
Allowances for doubtful accounts, returns, discounts and co-op advertising	(27.8)	(26.2)	(24.8)
	$380.7	$366.6	$303.1

        Due to our 25% ownership interest in GRI, GRI is deemed to be a related party. Included in accounts receivable are amounts due from GRI in the amount of $35.6 million, $41.1 million and $40.7 million at July 3, 2010, July 4, 2009 and December 31, 2009, respectively. Net revenues from GRI amounted to $32.0 million and $19.4 million for the fiscal six months ended July 3, 2010 and July 4, 2009, respectively. On April 23, 2009, we converted $10.0 million of the outstanding GRI accounts receivable to a three-year interest-bearing convertible note. GRI has the option, during the 90-day period that begins when the audited financial statements for the GRI fiscal year ending January 31, 2011 become available (or such shorter period that ends on the maturity date of the note), to convert the note into common shares of GRI at a conversion rate based on the greater of eight times the net income of GRI for such fiscal year, or an appraised value determined as of that date.

ACCRUED RESTRUCTURING COSTS

        Moderate Apparel Restructuring.  In connection with the exit from and reorganization of certain moderate apparel product lines, we decided to close certain New York offices, and on October 9, 2007, we announced the closing of warehouse facilities in Goose Creek, South Carolina. These closings were substantially complete by the end of February 2008. Prior to 2009, we had recorded $7.4 million of one-time termination benefits and associated employee costs for approximately 440 employees and $0.9 million of lease obligations as selling, general and administrative expenses in our wholesale jeanswear segment. During the fiscal six months ended July 4, 2009, we recorded $1.9 million of additional lease obligation costs as selling, general and administrative expenses in our wholesale jeanswear segment relating to one of the warehouse facilities. During the fiscal six months ended July 3, 2010, we reversed $1.3 million of lease obligation costs as SG&A expenses in our wholesale jeanswear segment relating to a sublease of one of the warehouse facilities.

    The details of the moderate apparel restructuring accruals are as follows:

(In millions)	One-time termination benefits	Lease obligations	Total moderate apparel restructuring
Balance, January 1, 2009	$0.9	$0.3	$1.2
Additions	-	1.9	1.9
Payments and reductions	(0.4)	(0.8)	(1.2)
Balance, July 4, 2009	$0.5	$1.4	$1.9
Balance, January 1, 2010	$-	$2.0	$2.0
Net reversal	-	(1.3)	(1.3)
Payments and reductions	-	(0.3)	(0.3)
Balance, July 3, 2010	$-	$0.4	$0.4

       During the fiscal six months ended July 4, 2009, $0.4 million of the termination benefits accrual were utilized (relating to partial severance for one employee). The net accrual of $1.9 million at July 4, 2009 is reported as $1.3 million of accrued expenses and other current liabilities and $0.6 million of other noncurrent liabilities. The net accrual of $0.4 million at July 3, 2010 is reported as $0.1 million of accrued expenses and other current liabilities and $0.3 million of other noncurrent liabilities.

        Jewelry. During 2009, we decided to discontinue the domestic manufacturing, product development and sourcing activities of our jewelry business, and also announced the closing of our jewelry distribution center by the end of 2010. Total termination benefits and associated employee costs are expected to be $6.6 million for approximately 148 employees. During the fiscal six months ended July 3, 2010, we recorded $2.2 million of lease obligation costs relating to vacated jewelry showrooms. These costs are reported as SG&A expenses in the wholesale footwear and accessories segment.

        The details of the jewelry restructuring accruals are as follows:

(In millions)	One-time termination benefits	Lease obligations	Total jewelry restructuring
Balance, January 1, 2009	$-	$-	$-
Additions	4.1	-	4.1
Payments and reductions	(0.9)	-	(0.9)
Balance, July 4, 2009	$3.2	$-	$3.2
Balance, January 1, 2010	$2.9	$-	$2.9
Additions	0.2	2.2	2.4
Payments and reductions	(1.2)	-	(1.2)
Balance, July 3, 2010	$1.9	$2.2	$4.1

        During the fiscal six months ended July 4, 2009 and July 3, 2010, $0.9 million and $1.2 million of the termination benefits accrual were utilized (relating to partial or full severance for 24 and 16 employees, respectively). The net accrual of $3.2 million at July 4, 2009 is reported as accrued expenses and other current liabilities. The net accrual of $4.1 million at July 3, 2010 is reported as $2.4 million of accrued expenses and other current liabilities and $1.7 million of other noncurrent liabilities.

        Texas Warehouse. On December 1, 2009, we announced the closing of warehouse facilities in Socorro, Texas. Total termination benefits and associated employee costs are expected to be $3.4 million for approximately 220 employees. During the fiscal six months ended July 3, 2010, we recorded $2.6 million of lease obligation costs relating to the warehouse. These costs are reported as SG&A expenses in the wholesale jeanswear segment. The closing was substantially completed by the end of June 2010.

        The details of the Texas warehouse restructuring accruals are as follows:

(In millions)	One-time termination benefits	Lease obligations	Total Texas warehouse restructuring
Balance, January 1, 2010	$3.1	$-	$3.1
Additions	0.3	2.6	2.9
Payments and reductions	(2.9)	(0.2)	(3.1)
Balance, July 3, 2010	$0.5	$2.4	$2.9

        During the fiscal six months ended July 3, 2010, $2.9 million of the termination benefits accrual were utilized (relating to partial or full severance for 216 employees). The net accrual of $2.9 million at July 3, 2010 is reported as $2.7 million of accrued expenses and other current liabilities and $0.2 million of other noncurrent liabilities.

Other Restructurings
        Retail Stores. We have decided to close approximately 280 underperforming retail locations by the end of 2010, of which 201 have closed as of July 3, 2010. Total termination benefits and associated employee costs are expected to be $4.6 million for approximately 1,200 employees, including both store employees and administrative support personnel. We also recorded $2.1 million and $21.2 million of impairment losses on leasehold improvements and furniture and fixtures located in the stores to be closed for the fiscal six months ended July 3, 2010 and July 4, 2009, respectively. These costs are reported as SG&A expenses in the retail segment.

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

        Kasper Restructuring. In connection with the acquisition of Kasper, Ltd. (in 2003), we assessed and formulated plans to restructure certain operations. These plans involved the closure of certain facilities and selected domestic and international retail locations. The objectives of the plans were to eliminate unprofitable or marginally profitable lines of business and reduce overhead expenses. These costs were reported as a component of goodwill.

        The details of these restructuring accruals are as follows:

(In millions)	Retail stores	Edison warehouse	Kasper restructuring
Balance, January 1, 2009	$-	$0.4	$0.8
Additions	3.0	-	-
Payments and reductions	(1.0)	(0.4)	(0.1)
Balance, July 4, 2009	$2.0	$-	$0.7
Balance, January 1, 2010	$1.9	$-	$0.5
Payments and reductions	(0.7)	-	(0.1)
Balance, July 3, 2010	$1.2	$-	$0.4

        During the fiscal six months ended July 4, 2009 and July 3, 2010, $1.4 million and $0.7 million of the termination benefits accrual were utilized (relating to partial or full severance for 106 and 377 employees, respectively). The net accrual of $2.7 million at July 4, 2009 is reported as $1.3 million of accrued expenses and other current liabilities and $1.4 million of other noncurrent liabilities. The net accrual of $1.6 million at July 3, 2010 is reported as $1.2 million of accrued expenses and other current liabilities and $0.4 million of other noncurrent liabilities.

GOODWILL

        The following table presents, by segment and in total, changes in the carrying amount of goodwill for the fiscal six months ended July 3, 2010. There were no changes to our goodwill balances for the fiscal six months ended July 4, 2009.

(In millions)	Wholesale Better Apparel	Wholesale Jeanswear	Wholesale Footwear & Accessories	Retail	Total
Balance, January 1, 2010
Goodwill	$40.1	$519.2	$813.2	$120.6	$1,493.1
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	(1,453.0)
Net goodwill	40.1	-	-	-	40.1
Addition from acquisition of Moda	6.6	-	-	-	6.6
Addition from acquisition of SWH	-	-	115.1	-	115.1
Balance, July 3, 2010
Goodwill	46.7	519.2	928.3	120.6	1,614.8
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	(1,453.0)
Net goodwill	$46.7	$-	$115.1	$-	$161.8

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
   interest rate swaps and caps, which have fair values based on observable inputs including yield curves and LIBOR rates and which fall within Level 2 of the fair value hierarchy;
  long-term debt that is hedged by interest rate swaps as a fair-value hedge and which falls within Level 2 of the fair value hierarchy; and
  consideration liabilities recorded as a result of the acquisition of Moda and SWH, which have fair values based on our projections of financial results and cash flows for the acquired business and a discount factor based on our weighted average cost of capital, and which fall within Level 3 of the fair value hierarchy.

        In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis at July 4, 2009, December 31, 2009 and July 3, 2010.

(In millions)
Description	Classification	Total Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
July 4, 2009:
Rabbi Trust assets	Prepaid expenses and other current assets	$7.2	$7.2	$-	$-
	Total assets	$7.2	$7.2	$-	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$7.2	$7.2	$-	$-
Canadian Dollar - U.S. Dollar forward contracts	Accrued expenses and other current liabilities	0.3	-	0.3	-
Deferred director fees	Accrued expenses and other current liabilities	0.7	0.7	-	-
	Total liabilities	$8.2	$7.9	$0.3	$-
December 31, 2009:
Rabbi Trust assets	Prepaid expenses and other current assets	$7.8	$7.8	$-	$-
	Total assets	$7.8	$7.8	$-	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$7.8	$7.8	$-	$-
Canadian Dollar - U.S. Dollar forward contracts	Accrued expenses and other current liabilities	0.2	-	0.2	-
Deferred director fees	Accrued expenses and other current liabilities	1.1	1.1	-	-
	Total liabilities	$9.1	$8.9	$0.2	$-
July 3, 2010:
Rabbi Trust assets	Prepaid expenses and other current assets	$8.3	$8.3	$-	$-
Canadian Dollar - U.S. Dollar forward contracts	Prepaid expenses and other current assets	0.2	-	0.2	-
Interest rate swaps	Other long-term assets	2.8	-	2.8	-
Interest rate cap	Other long-term assets	1.3	-	1.3	-
	Total assets	$12.6	$8.3	$4.3	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$8.3	$8.3	$-	$-
Deferred director fees	Accrued expenses and other current liabilities	1.1	1.1	-	-
Acquisition consideration	Current portion of acquisition consideration payable	10.3	-	-	10.3
5.125% Senior Notes due 2014	Long-term debt	253.8	-	253.8	-
Acquisition consideration	Acquisition consideration payable, net of current portion	194.8	-	-	194.8
	Total liabilities	$468.3	$9.4	$253.8	$205.1

        The following table presents the changes in Level 3 contingent consideration liability for the fiscal six months ended July 3, 2010.

(In millions)	Acquisition of SWH	Acquisition of Moda	Total Acquisition Consideration Payable
Beginning balance, January 1, 2010	$-	$-	$-
Acquisition	181.8	18.8	200.6
Payments	(0.7)	-	(0.7)
Total adjustments included in earnings	0.1	5.1	5.2
Balance, July 3, 2010	$181.2	$23.9	$205.1

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        In accordance with the fair value hierarchy described above, the following table shows the fair value of our non-financial assets and liabilities that were required to be measured at fair value on a nonrecurring basis at July 4, 2009 and July 3, 2010, and the total losses recorded as a result of the remeasurement process.

(In millions)		Fair Value Measurements Using
Description	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total losses recorded for the fiscal six months
At July 4, 2009:
Property and equipment	$-	$-	$-	$-	$21.2
At July 3, 2010:
Property and equipment	-	-	-	-	2.1

        During the fiscal six months ended July 3, 2010 and July 4, 2009, property and equipment utilized in our retail operations with a carrying amount of $2.1 million and $21.2 million, respectively, were written down to a fair value of zero, primarily as a result of our decision to close approximately 280 underperforming retail locations. These losses were recorded as SG&A expenses in the retail segment. We consider long-term assets utilized in a retail location to be impaired when a pattern of operating losses at the location indicate that future operating losses are probable and that the resulting cash flows will not be sufficient to recover the carrying value of the associated long-term assets.

Financial Instruments

        As a result of our global operating and financing activities, we are exposed to changes in interest rates and foreign currency exchange rates which may adversely affect results of operations and financial condition. In seeking to minimize the risks and/or costs associated with such activities, we manage exposure to changes in interest rates and foreign currency exchange rates through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The instruments eligible for utilization include forward, option, swap and cap agreements. We do not use financial instruments for trading or other speculative purposes. At July 3, 2010, we had the following derivative financial instruments outstanding:

  foreign exchange contracts to exchange Canadian Dollars for a total notional value of US $6.3 million at a weighted average exchange rate of $1.03 maturing through December 2010;
  interest rate swaps to convert our $250 million Senior Notes due 2014 to variable-rate debt; and
  an interest rate cap to limit our exposure to increases in the variable rates of our interest rate swaps.

For additional information on these instruments, see "Derivatives."

        At July 3, 2010 and July 4, 2009, the fair values of cash and cash equivalents, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of the note receivable from GRI approximates the $10.0 million carrying value as it is a variable-rate instrument. The estimated fair values of other financial instruments subject to fair value disclosures and the related carrying amounts are as follows:

	July 3, 2010		July 4, 2009
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$503.9	447.2	$507.0	$377.5
Interest rate swaps, net asset	2.8	2.8	-	-
Interest rate cap, net asset	1.3	1.3	-	-
Canadian Dollar - U.S. Dollar forward contracts, net asset (liability)	0.2	0.2	(0.3)	(0.3)

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

CREDIT FACILITIES

        We have a secured revolving credit agreement expiring on May 13, 2015 (the "Credit Facility") with several lending institutions to borrow an aggregate principal amount of up to $650 million. Under the Credit Facility, up to the entire amount of the facility is available for cash borrowings, with up to $400 million available for trade letters of credit and up to $50 million for standby letters of credit, and a subfacility available to our Canadian subsidiaries of up to $25 million for letters of credit and borrowings. Borrowings under the Credit Facility may be used to refinance existing indebtedness and for general corporate purposes in the ordinary course of business. Such borrowings bear interest either based on the alternate base rate, as defined in the Credit Facility, or based on Eurocurrency rates, each with a margin that depends on the availability remaining under the Credit Facility. The Credit Facility contains customary events of default.

        Availability under the Credit Facility is determined in reference to a borrowing base consisting of a percentage of eligible inventory, accounts receivable, credit card receivables and licensee receivables, minus reserves determined by the joint collateral agents. At July 3, 2010, we had no cash borrowings and $49.7 million of letters of credit outstanding, and our remaining availability was $411.5 million. If availability under the Credit Facility falls below a stated level, we will be required to comply with a minimum fixed charge coverage ratio. The Credit Facility also contains affirmative and negative covenants that, among other things, will limit or restrict our ability to (1) incur indebtedness, (2) create liens, (3) merge, consolidate, liquidate or dissolve, (4) make investments (including acquisitions), loans or advances, (5) sell assets, (6) enter into sale and leaseback transactions, (7) enter into swap agreements, (8) make certain restricted payments (including dividends and other payments in respect of capital stock), (9) enter into transactions with affiliates, (10) enter into restrictive agreements, and (11) amend material documents. The Credit Facility is secured by a first priority lien on substantially all of our personal property.

        In connection with the acquisition of SWH, we were required to amend certain covenants of our Credit Facility to allow the acquisition. These amendments were completed on May 5, 2010. On June 29, 2010, we completed an amendment and extension of our Credit Facility. The amended terms and conditions provide for an extension of the maturity date from March 13, 2012 to May 13, 2015. The amendment also provides for, among other things, the following changes to the Credit Facility: (1) a reduction in the interest rate spreads and commitment fees payable under the Credit Facility; (2) changes in the borrowing base eligibility criteria for accounts owing by certain customers, foreign accounts and inventory in transit; (3) changes in the calculation of the borrowing base relating to foreign accounts; (4) the establishment in the joint collateral agents' permitted discretion of reserves against the borrowing base for the Senior Notes due 2014; (5) the allowance of repayments and prepayments, including pursuant to open market purchases or a tender offer, of such notes subject to compliance with certain liquidity and/or other conditions; (6) an increase in the general debt basket from $300 million to $600 million and the addition of a new lien basket; and (7) an extension of the grace period for events of default arising from the amount of open account obligations exceeding the applicable cap therefor.

        SWH has a $1.5 million unsecured borrowing facility with a lending institution that expires on October 1, 2010 and is renewable on an annual basis, under which no cash borrowings and $1.4 million in letters of credit were outstanding at July 3, 2010. Cash borrowings under this facility bear interest based on either the prevailing prime rate or the prevailing LIBOR rate plus 300 basis points. SWH also has a €0.3 million variable-rate unsecured borrowing facility with a European lending institution that expires in March 2011 and is renewable on an annual basis, under which no amounts were outstanding at July 3, 2010.

DERIVATIVES

    We recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either equity or net income, depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

Interest Rate Swaps and Caps
        On May 27, 2010, we entered into three interest rate swap transactions to effectively convert the entire amount of our $250 million fixed-rate 5.125% Senior Notes due 2014 (the "Notes") to variable-rate debt. Under the terms of the transactions, we are required to make semiannual variable-rate payments to the counterparties calculated based on three-month LIBOR rates (that are reset on the 15th day of each calendar quarter) plus 2.92%, and the counterparties are obligated to make semiannual fixed-rate payments to us of 5.125%. Concurrently, we also entered into an interest rate cap at a cost of $2.7 million that limits our three-month LIBOR rate exposure to 5.0%. The swap and cap transactions have an effective date of June 1, 2010 and a termination date of November 15, 2014, the date the Notes mature.

        We have designated the swap transactions as hedges of the fair value of the Notes. The fair values of the swaps are recorded either as an asset or a liability, with changes in their fair values recorded through interest expense. The changes in fair value of the Notes related to the hedged portion of the Notes are also recorded through interest expense. As these changes in fair value will not exactly offset each other, the net effect on earnings represents the ineffectiveness of the hedging instruments. We evaluate effectiveness under the "long haul" method of accounting. The interest rate cap has not been designated as a hedging instrument; as a result, all changes in the fair value of the cap are recorded through interest expense.

        We recorded $1.2 million and $1.4 million in interest expense for the fiscal six months ended July 3, 2010 related to the ineffectiveness of the swaps and changes in the fair value of the cap, respectively.

Foreign Currency Forward Contracts
        We use foreign currency forward contracts for the specific purpose of hedging the exposure to variability in forecasted cash flows associated primarily with inventory purchases. Fair values of foreign currency forward contracts are calculated by comparing each agreement's contractual exchange rate with the currency exchange forward and spot rates at the reporting date.

        We have outstanding forward contracts to exchange Canadian Dollars for U.S. Dollars. These contracts are designated as cash flow hedges as the principal terms of the contracts are the same as the underlying forecasted foreign currency cash flows. Therefore, changes in the fair value of these forward contracts should be highly effective in offsetting changes in the expected foreign currency cash flows, and accordingly, changes in the fair value of these contracts are recorded in accumulated other comprehensive income, net of related tax effects, with the corresponding asset or liability recorded in the balance sheet. Amounts recorded in accumulated other comprehensive income are reflected in current-period earnings when the hedged transaction affects earnings.

        The following summarizes the U.S. Dollar notional amount and the fair value of our foreign currency forward exchange contracts outstanding at July 3, 2010, which mature at various dates through December 2010.

(In millions)	July 3, 2010		July 4, 2009		December 31, 2009
	Notional amount	Fair value - other current assets	Notional amount	Fair value - other current liabilities	Notional amount	Fair value - other current liabilities
Canadian Dollar - U.S. Dollar	$6.3	$0.2	$8.1	$0.3	$8.6	$0.2

        The effect of our foreign currency cash flow hedges on the statement of operations was as follows:

(In millions)	Amount of Pretax Gain (Loss) Recognized in Other Comprehensive Income			Amount of Pretax Gain (Loss) Reclassified from Other Comprehensive Income into Income
Derivative type	Fiscal Six Months Ended July 3, 2010	Fiscal Six Months Ended July 4, 2009	Location of Pretax Gain (Loss) Reclassified from Other Comprehensive Income into Income	Fiscal Six Months Ended July 3, 2010	Fiscal Six Months Ended July 4, 2009
Canadian Dollar - U.S. Dollar forward contracts	$0.1	$(0.4)	Cost of sales	$(0.2)	$0.4

        Since the derivatives we use in our risk management strategies are highly effective hedges because all the critical terms of the derivative instruments match those of the hedged item, we record no ineffectiveness related to our cash flow hedges. If foreign currency exchange rates between the Canadian and U.S. Dollars do not change from their July 3, 2010 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months will not be material.

        For additional information on our derivative instruments, see "Fair Values."

STATEMENT OF CASH FLOWS

Fiscal Six Months Ended	July 3, 2010	July 4, 2009
(In millions)
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$19.5	$25.7
Net income tax payments (refunds)	36.6	(0.3)

Supplemental disclosures of non-cash investing and financing activities:
Restricted stock issued to employees	27.6	7.2
Acquisition consideration payable recorded for acquisition of Moda	18.8	-
Acquisition consideration payable recorded for acquisition of SWH	181.8	-

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

PENSION PLANS

Components of Net Periodic Benefit Cost

	Fiscal Quarter Ended		Fiscal Six Months Ended
(In millions)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Interest cost	$0.7	$0.7	$1.3	$1.3
Expected return on plan assets	(0.6)	(0.6)	(1.2)	(1.1)
Amortization of net loss	0.4	0.4	0.8	0.8
Net periodic benefit cost	$0.5	$0.5	$0.9	$1.0

Employer Contributions

        During the fiscal six months ended July 3, 2010, we contributed $0.8 million to our defined benefit pension plans. We anticipate contributing $5.0 million during 2010.

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

SEGMENT INFORMATION

        We identify operating segments based on, among other things, differences in products sold and the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operations are comprised of four reportable segments: wholesale better apparel, wholesale jeanswear, wholesale footwear and accessories, and retail. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores and our own retail stores, the retail segment includes operations by our own stores and e-commerce web sites, and income and expenses related to trademarks, licenses and general corporate functions are reported under "licensing, other and eliminations." We define segment income as operating income before net interest expense, goodwill impairment charges, gains or losses on sales of subsidiaries, equity in earnings of unconsolidated affiliates and income taxes. Summarized below are our revenues and income by reportable segment for the fiscal quarters and six months ended July 3, 2010 and July 4, 2009. We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating profit and other financial information shown below.

(In millions)	Wholesale Better Apparel	Wholesale Jeanswear	Wholesale Footwear & Accessories	Retail	Licensing, Other & Eliminations	Consolidated
For the fiscal quarter ended July 3, 2010
Revenues from external customers	$227.7	$190.7	$253.4	$177.5	$10.3	$859.6
Intersegment revenues	33.7	0.6	11.1	-	(45.4)	-
Total revenues	261.4	191.3	264.5	177.5	(35.1)	859.6
Segment income	$31.9	$13.5	$21.9	$4.5	$(16.5)	55.3
Net interest expense						(14.3)
Income before provision for income taxes						$41.0
For the fiscal quarter ended July 4, 2009
Revenues from external customers	$202.7	$221.2	$185.9	$183.8	$10.3	$803.9
Intersegment revenues	29.4	0.6	9.8	-	(39.8)	-
Total revenues	232.1	221.8	195.7	183.8	(29.5)	803.9
Segment income	$19.8	$22.7	$3.3	$2.3	$(6.0)	42.1
Net interest expense						(19.8)
Loss and costs associated with repurchase of 4.250% Senior Notes						(2.0)
Equity in loss of unconsolidated affiliate						(0.2)
Income before provision for income taxes						$20.1
For the fiscal six months ended July 3, 2010
Revenues from external customers	$512.0	$410.5	$483.7	$319.4	$21.3	$1,746.9
Intersegment revenues	69.2	1.8	23.2	-	(94.2)	-
Total revenues	581.2	412.3	506.9	319.4	(72.9)	1,746.9
Segment income (loss)	$89.2	$50.4	$46.0	$(18.2)	$(35.8)	131.6
Net interest expense						(26.3)
Equity in loss of unconsolidated affiliate						(1.8)
Income before provision for income taxes						$103.5
For the fiscal six months ended July 4, 2009
Revenues from external customers	$494.4	$449.5	$404.3	$325.0	$21.8	$1,695.0
Intersegment revenues	68.6	1.5	28.4	-	(98.5)	-
Total revenues	563.0	451.0	432.7	325.0	(76.7)	1,695.0
Segment income (loss)	$69.3	$40.0	$19.3	$(56.1)	$(16.7)	55.8
Net interest expense						(32.7)
Loss and costs associated with repurchase of 4.250% Senior Notes						(2.0)
Equity in loss of unconsolidated affiliate						(0.5)
Income before provision for income taxes						$20.6

Total assets at July 3, 2010	$777.4	$608.8	$937.4	$249.5	$(265.2)	$2,307.9

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

Condensed Consolidating Balance Sheets
(In millions)

	July 3, 2010				December 31, 2009
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$117.3	$15.9	$-	$133.2	$322.1	$11.3	$-	$333.4
Accounts receivable	242.1	138.6	-	380.7	189.5	113.6	-	303.1
Inventories	279.9	134.8	0.2	414.9	259.7	115.1	0.2	375.0
Prepaid and refundable income taxes	1.4	-	7.6	9.0	0.7	0.1	(0.8)	-
Deferred taxes	10.9	15.0	-	25.9	13.3	14.8	-	28.1
Prepaid expenses and other current assets	24.8	8.5	-	33.3	18.2	7.4	-	25.6
TOTAL CURRENT ASSETS	676.4	312.8	7.8	997.0	803.5	262.3	(0.6)	1,065.2
Property, plant and equipment - net	83.8	157.6	-	241.4	93.4	145.6	-	239.0
Due from affiliates	7.0	1,491.5	(1,498.5)	-	-	1,382.9	(1,382.9)	-
Goodwill	46.7	115.1	-	161.8	40.1	-	-	40.1
Other intangibles - net	8.2	770.1	-	778.3	0.5	559.3	-	559.8
Prepaid and refundable income taxes	-	-	-	-	5.4	-	(0.7)	4.7
Deferred taxes	90.1	-	(90.1)	-	83.3	-	(79.4)	3.9
Investments in and loans to subsidiaries	2,568.8	40.1	(2,568.8)	40.1	2,125.2	42.1	(2,125.2)	42.1
Other assets	74.1	15.2	-	89.3	60.2	10.0	-	70.2
TOTAL ASSETS	$3,555.1	$2,902.4	$(4,149.6)	$2,307.9	$3,211.6	$2,402.2	$(3,588.8)	$2,025.0
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$-	$2.2	$-	$2.2	$-	$2.6	$-	$2.6
Current portion of acquisition consideration payable	10.3	-	-	10.3	-	-	-	-
Accounts payable	119.2	81.4	-	200.6	129.8	55.5	-	185.3
Income taxes payable	-	11.1	(10.9)	0.2	23.1	7.8	(19.1)	11.8
Accrued expenses and other current liabilities	63.3	52.9	-	116.2	75.7	48.7	-	124.4
TOTAL CURRENT LIABILITIES	192.8	147.6	(10.9)	329.5	228.6	114.6	(19.1)	324.1
NONCURRENT LIABILITIES:
Long-term debt	503.5	0.3	-	503.8	499.5	-	-	499.5
Obligations under capital leases	-	26.0	-	26.0	-	26.9	-	26.9
Income taxes payable	8.4	0.8	-	9.2	-	0.7	(0.7)	-
Deferred taxes	-	74.8	(72.1)	2.7	-	203.5	(203.5)	-
Acquisition consideration payable	194.8	1.4	-	196.2	-	-	-	-
Due to affiliates	1,491.5	7.0	(1,498.5)	-	1,382.9	-	(1,382.9)	-
Other	58.1	21.3	-	79.4	63.3	18.7	-	82.0
TOTAL NONCURRENT LIABILITIES	2,256.3	131.6	(1,570.6)	817.3	1,945.7	249.8	(1,587.1)	608.4
TOTAL LIABILITIES	2,449.1	279.2	(1,581.5)	1,146.8	2,174.3	364.4	(1,606.2)	932.5
EQUITY:
Common stock and additional paid-in capital	1,374.3	2,042.9	(2,042.9)	1,374.3	1,361.9	1,540.5	(1,540.5)	1,361.9
Retained earnings	1,565.5	576.4	(521.4)	1,620.5	1,509.3	493.3	(438.2)	1,564.4
Accumulated other comprehensive (loss) income	(7.5)	3.8	(3.8)	(7.5)	(7.6)	3.9	(3.9)	(7.6)
Treasury stock	(1,826.3)	-	-	(1,826.3)	(1,826.3)	-	-	(1,826.3)
Total Jones stockholders' equity	1,106.0	2,623.1	(2,568.1)	1,161.0	1,037.3	2,037.7	(1,982.6)	1,092.4
Noncontrolling interest	-	0.1	-	0.1	-	0.1	-	0.1
TOTAL EQUITY	1,106.0	2,623.2	(2,568.1)	1,161.1	1,037.3	2,037.8	(1,982.6)	1,092.5
TOTAL LIABILITIES AND EQUITY	$3,555.1	$2,902.4	$(4,149.6)	$2,307.9	$3,211.6	$2,402.2	$(3,588.8)	$2,025.0

Condensed Consolidating Statements of Operations
(In millions)

	Fiscal Quarter Ended July 3, 2010				Fiscal Quarter Ended July 4, 2009
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net sales	$606.1	$246.1	$(3.2)	$849.0	$546.3	$250.3	$(3.2)	$793.4
Licensing income	-	10.3	-	10.3	-	10.3		10.3
Other revenues	0.3	-	-	0.3	0.2	-	-	0.2
Total revenues	606.4	256.4	(3.2)	859.6	546.5	260.6	(3.2)	803.9
Cost of goods sold	375.7	167.7	(1.0)	542.4	341.3	181.0	(0.5)	521.8
Gross profit	230.7	88.7	(2.2)	317.2	205.2	79.6	(2.7)	282.1
Selling, general and administrative expenses	231.2	33.2	(2.5)	261.9	219.7	22.9	(2.6)	240.0
Operating (loss) income	(0.5)	55.5	0.3	55.3	(14.5)	56.7	(0.1)	42.1
Net interest expense (income) and financing costs	15.7	(1.4)	-	14.3	21.2	(1.4)	-	19.8
Loss and costs associated with repurchase of 4.250% Senior Notes	-	-	-	-	2.0	-	-	2.0
Equity in loss of unconsolidated affiliate	-	-	-	-	-	0.2	-	0.2
(Loss) income before (benefit) provision for income taxes and equity in earnings of subsidiaries	(16.2)	56.9	0.3	41.0	(37.7)	57.9	(0.1)	20.1
(Benefit) provision for income taxes	(2.8)	18.1	(0.1)	15.2	(12.2)	19.8	(0.6)	7.0
Equity in earnings of subsidiaries	38.9	-	(38.9)	-	38.0	-	(38.0)	-
Net income	25.5	38.8	(38.5)	25.8	12.5	38.1	(37.5)	13.1
Less: income attributable to noncontrolling interest	-	0.1	-	0.1	-	-	-	-
Income attributable to Jones	$25.5	$38.7	$(38.5)	$25.7	$12.5	$38.1	$(37.5)	$13.1

	Fiscal Six Months Ended July 3, 2010				Fiscal Six Months Ended July 4, 2009
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net sales	$1,232.1	$499.9	$(6.8)	$1,725.2	$1,174.4	$505.5	$(7.0)	$1,672.9
Licensing income	-	21.3	-	21.3	-	21.8	-	21.8
Other revenues	0.4	-	-	0.4	0.3	-	-	0.3
Total revenues	1,232.5	521.2	(6.8)	1,746.9	1,174.7	527.3	(7.0)	1,695.0
Cost of goods sold	766.9	338.5	(1.9)	1,103.5	752.5	369.6	(2.5)	1,119.6
Gross profit	465.6	182.7	(4.9)	643.4	422.2	157.7	(4.5)	575.4
Selling, general and administrative expenses	455.2	61.6	(5.0)	511.8	469.1	55.8	(5.3)	519.6
Operating income (loss)	10.4	121.1	0.1	131.6	(46.9)	101.9	0.8	55.8
Net interest expense (income) and financing costs	29.1	(2.8)	-	26.3	35.4	(2.7)	-	32.7
Loss and costs associated with repurchase of 4.250% Senior Notes	-	-	-	-	2.0	-	-	2.0
Equity in loss of unconsolidated affiliate	-	1.8	-	1.8	-	0.5	-	0.5
(Loss) income before (benefit) provision for income taxes and equity in earnings of subsidiaries	(18.7)	122.1	0.1	103.5	(84.3)	104.1	0.8	20.6
(Benefit) provision for income taxes	(0.3)	38.7	(0.1)	38.3	(31.2)	35.8	2.6	7.2
Equity in earnings of subsidiaries	83.4	-	(83.4)	-	68.7	-	(68.7)	-
Net income	65.0	83.4	(83.2)	65.2	15.6	68.3	(70.5)	13.4
Less: income attributable to noncontrolling interest	-	0.3	-	0.3	-	-	-	-
Income attributable to Jones	$65.0	$83.1	$(83.2)	$64.9	$15.6	$68.3	$(70.5)	$13.4

Condensed Consolidating Statements of Cash Flows
(In millions)

	Fiscal Six Months Ended July 3, 2010				Fiscal Six Months Ended July 4, 2009
	Issuers	Others	Elim- inations	Cons-olidated	Issuers	Others	Elim-inations	Cons- olidated
Net cash provided by operating activities	$11.1	$15.7	$(0.8)	$26.0	$62.8	$10.9	$-	$73.7
Cash flows from investing activities:
Capital expenditures	(6.0)	(10.3)	-	(16.3)	(7.5)	(6.4)	-	(13.9)
Acquisition of Stuart Weitzman Holdings, LLC	(180.3)	21.0	-	(159.3)	-	-	-	-
Acquisition of Moda Nicola International, LLC	(14.4)	-	-	(14.4)	-	-	-	-
Investment in GRI	-	-	-	-	-	(15.2)	-	(15.2)
Other	-	0.1	-	0.1	-	-	-	-
Net cash (used in) provided by investing activities	(200.7)	10.8	-	(189.9)	(7.5)	(21.6)	-	(29.1)
Cash flows from financing activities:
Repurchase of 4.250% Senior Notes, including consent fees and related costs	-	-	-	-	(252.4)	-	-	(252.4)
Costs related to revolving credit agreement	(7.2)	-	-	(7.2)	(30.0)	-	-	(30.0)
Net increase in short-term borrowings	-	-	-	-	20.9	-	-	20.9
Principal payments on capital leases	-	(1.4)	-	(1.4)	-	(1.6)	-	(1.6)
Cash distributions to selling members of Stuart Weitzman Holdings, LLC	-	(19.0)	-	(19.0)	-	-	-	-
Distributions to noncontrolling interest	-	(0.3)	-	(0.3)	-	-	-	-
Payments related to acquisition consideration payable	-	(0.7)	-	(0.7)	-	-	-	-
Dividends paid	(8.6)	(0.8)	0.8	(8.6)	(8.5)	-	-	(8.5)
Proceeds from exercise of employee stock options	0.6	-	-	0.6	-	-	-	-
Net cash used in financing activities	(15.2)	(22.2)	0.8	(36.6)	(270.0)	(1.6)	-	(271.6)
Effect of exchange rates on cash	-	0.3	-	0.3	-	1.2	-	1.2
Net (decrease) increase in cash and cash equivalents	(204.8)	4.6	-	(200.2)	(214.7)	(11.1)	-	(225.8)
Cash and cash equivalents, beginning	322.1	11.3	-	333.4	318.4	19.9	-	338.3
Cash and cash equivalents, ending	$117.3	$15.9	$-	$133.2	$103.7	$8.8	$-	$112.5

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion provides information and analysis of our results of operations for the 13 and 26 week periods ended July 3, 2010 (hereinafter referred to as the "second fiscal quarter of 2010" and the "first fiscal six months of 2010," respectively) and July 4, 2009 (hereinafter referred to as the "second fiscal quarter of 2009" and the "first fiscal six months of 2009," respectively) and our liquidity and capital resources.  The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

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

  on March 24, 2010, we launched our shoewoo.com e-commerce site;

  on May 20, 2010, we announced that our jeanswear division is entering the menswear market and had entered into an exclusive licensing and distribution agreement with G-III Apparel Group, Ltd. for Andrew Marc men's jeanswear;

  on June 2, 2010, we announced that we had acquired a 55% interest in Stuart Weitzman Holdings, LLC ("SWH"), a privately-held designer and manufacturer of women's salon footwear and accessories under the Stuart Weitzman label, pursuant to an acquisition agreement we entered into on May 6, 2010, which provides for our acquisition of the remaining 45% interest on December 31, 2012; and

  on June 29, 2010, we announced an amendment and extension of our existing $650 million senior credit facility to provide for a decrease in fees and interest rates to current market rates and to extend the maturity date to May 13, 2015.

 Retail store closings

        We have decided to close approximately 280 underperforming retail locations by the end of 2010, of which 201 have closed as of July 3, 2010.  Total termination benefits and associated employee costs are expected to be $4.6 million for approximately 1,200 employees, including both store employees and administrative support personnel.  Of this amount, we recorded $3.0 million during the first fiscal six months of 2009 and no amounts during the first fiscal six months of 2010.  We also recorded $2.1 million and $21.2 million of impairment losses on leasehold improvements and furniture and fixtures located in the stores to be closed during the first fiscal six months of 2010 and 2009, respectively.  These costs are reported as selling, general and administrative ("SG&A") expenses in the retail segment.

Critical Accounting Policies

        Several of our accounting policies involve significant or complex judgements and uncertainties and require us to make certain critical accounting estimates. We consider an accounting estimate to be critical if it requires us to make assumptions about matters that were highly uncertain at the time the estimate was made. The estimates with the greatest potential effect on our results of operations and financial position include the collectibility of accounts receivable, the recovery value of obsolete or overstocked inventory and the fair values of goodwill, intangible assets with indefinite lives and acquisition consideration liabilities. Estimates related to accounts receivable and inventory affect our wholesale better apparel, wholesale jeanswear, wholesale footwear and accessories and retail segments. Estimates related to goodwill affect our wholesale better apparel segment. Estimates related to intangible assets with indefinite lives affect our licensing, other and eliminations segment.

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

        Acquisition consideration liabilities are recorded as a result of acquisitions, where a portion of the purchase price is payable at the end of a specific future period, with the amount of payment based on the financial results of the acquired business during that period. The fair values of acquisition consideration liabilities are based on our projection of the financial results of the acquired business and a discount factor based on our weighted average cost of capital. Changes in our assumptions could materially impact our fair value estimates, and material gains and losses could result where the estimated fair value of these liabilities differ from their carrying amounts.

Results of Operations

Statements of Operations Stated in Dollars and as a Percentage of Total Revenues
(In millions)	Fiscal Quarter Ended				Fiscal Six Months Ended
	July 3, 2010		July 4, 2009		July 3, 2010		July 4, 2009
Net sales	$849.0	98.8%	$793.4	98.7%	$1,725.2	98.8%	$1,672.9	98.7%
Licensing income	10.3	1.2	10.3	1.3	21.3	1.2	21.8	1.3
Other revenues	0.3	0.0	0.2	0.0	0.4	0.0	0.3	0.0
Total revenues	859.6	100.0	803.9	100.0	1,746.9	100.0	1,695.0	100.0
Cost of goods sold	542.4	63.1	521.8	64.9	1,103.5	63.2	1,119.6	66.1
Gross profit	317.2	36.9	282.1	35.1	643.4	36.8	575.4	33.9
Selling, general and administrative expenses	261.9	30.5	240.0	29.9	511.8	29.3	519.6	30.7
Operating income	55.3	6.4	42.1	5.2	131.6	7.5	55.8	3.3
Net interest expense and financing costs	14.3	1.7	19.8	2.5	26.3	1.5	32.7	1.9
Loss and fees related to repurchase of 4.250% Senior Notes	-	-	2.0	0.2	-	-	2.0	0.1
Equity in loss of unconsolidated affiliate	-	font size="2">-	0.2	0.0	1.8	0.1	0.5	0.0
Income before provision for income taxes	41.0	4.8	20.1	2.5	103.5	5.9	20.6	1.2
Provision for income taxes	15.2	1.8	7.0	0.9	38.3	2.2	7.2	0.4
Net income	25.8	3.0	13.1	1.6	65.2	3.7	13.4	0.8
Less: income attributable to noncontrolling interest	0.1	0.0	-	-	0.3	0.0	-	-
Income attributable to Jones	$25.7	3.0%	$13.1	1.6%	$64.9	3.7%	$13.4	0.8%

Percentage totals may not add due to rounding.

Fiscal Quarter Ended July 4, 2010 Compared with Fiscal Quarter Ended July 4, 2009

        Revenues. Total revenues for the second fiscal quarter of 2010 were $859.6 million, compared with $803.9 million for the second fiscal quarter of 2009, an increase of 6.9%. Revenues by segment were as follows:

(In millions)	Second Fiscal Quarter of 2010	Second Fiscal Quarter of 2009	Increase (Decrease )	Percent Change
Wholesale better apparel	$227.7	$202.7	$25.0	12.3%
Wholesale jeanswear	190.7	221.2	(30.5)	(13.8%	)
Wholesale footwear and accessories	253.4	185.9	67.5	36.3%
Retail	177.5	183.8	(6.3)	(3.4%	)
Licensing and other	10.3	10.3	-	-
Total revenues	$859.6	$803.9	$55.7	6.9%

        Wholesale better apparel revenues increased $25.0 million, primarily due to increased shipments of our Jones New York Sport, Jones New York and specialty market products due to the performance of these product lines at retail, shipments of our Rachel Rachel Roy products that were introduced for Fall 2009 and initial shipments of our new J Jones New York, Rachel Roy Signature and Jessica Simpson product lines, and $2.1 million of revenues for the Robert Rodriguez and Robbi and Nikki product lines acquired through the acquisition of Moda.  These increases were offset by decreased shipments of our Anne Klein products, primarily due to reduced shipments of excess inventory to off-price retailers.  The increase in revenues includes a $1.0 million favorable effect of changes in exchange rates between the U.S. and Canadian Dollars.

        Wholesale jeanswear revenues decreased $30.5 million.  Revenues decreased due to lower shipments of our l.e.i. products to Wal-Mart Stores Inc. ("Walmart") due to competing new product initiatives and price compression and lower shipments of our Energie product line as a result of the general economic downturn and product assortment issues.  These decreases were partially offset by increased shipments of our Gloria Vanderbilt products due to the performance of the products at retail and new product extensions.

        Wholesale footwear and accessories revenues increased $67.5 million, primarily due to $17.5 million in sales of the acquired Stuart Weitzman product line, increases in our international business due to improved global economic conditions and product performance, and increased shipments of our Nine West product line due to product performance and the improved economic outlook compared to the prior period.

        Retail revenues decreased $6.3 million, primarily due to the closure of underperforming locations. We began the current quarter with 877 retail locations, had a net decrease of 41 locations during the quarter and added 44 locations as a result of the SWH acquisition to end the period with 880 locations, compared with 980 at the end of the prior period. Comparable store sales increased 0.3% ($0.5 million) primarily due to sales increases at our Canadian locations. Comparable stores are those that have been open for a full year, are not scheduled to close in the current period and are not scheduled for an expansion or downsize by more than 25% or relocation to a different street or mall. A 27.6% increase in our comparable e-commerce business ($3.2 million) was offset by a 2.2% decrease in comparable store sales for our footwear stores ($2.2 million) and a 0.9% decrease in comparable store sales for our apparel stores ($0.5 million). The decrease in revenues was partially offset by $4.1 million related to the acquired Stuart Weitzman stores and a $1.4 million favorable effect of changes in exchange rates between the U.S. and Canadian Dollars.

        Licensing and other revenues were $10.3 million for both periods.

        Gross Profit. The gross profit margins were 36.9% and 35.1% for the second fiscal quarters of 2010 and 2009, respectively.

        Wholesale better apparel gross profit margins were 38.1% and 34.0% for the second fiscal quarters of 2010 and 2009, respectively. The increase was primarily due to the product mix, lower sales to off-price retailers, the addition of higher-margin Robert Rodriguez products and the favorable effect of changes in exchange rates between the U.S. and Canadian Dollars in the current period.

        Wholesale jeanswear gross profit margins were 25.4% and 25.9% for the second fiscal quarters of 2010 and 2009, respectively. The decrease was primarily due to higher inventory liquidations of our Energie products and price compression on our l.e.i. products.

        Wholesale footwear and accessories gross profit margins were 27.8% and 24.6% for the second fiscal quarters of 2010 and 2009, respectively, primarily due to the addition of higher-margin Stuart Weitzman products as well as additional discounting in the prior period to assist our customers in liquidating excess inventory due to economic conditions.

        Retail gross profit margins were 55.4% and 53.8% for the second fiscal quarters of 2010 and 2009, respectively. The increase was primarily due to the performance of our products, requiring a lower level of markdowns in the current period to clear inventory, and the favorable effect of changes in exchange rates between the U.S. and Canadian Dollars, partially offset by increased transportation costs.

        Selling, General and Administrative Expenses. SG&A expenses were $261.9 million in the second fiscal quarter of 2010 and $240.0 million in the second fiscal quarter of 2009.

        Wholesale better apparel SG&A expenses increased $8.6 million, primarily due to $6.8 million of expenses added as a result of the Moda acquisition, which includes a $4.3 million fair value adjustment of the related acquisition consideration payable, a $1.9 million increase in salaries and benefits, a $0.9 million increase in advertising spending and $0.2 million of other net cost increases. These increases were offset by a $1.2 million favorable effect of changes in exchange rates between the U.S. and Canadian Dollars.

        Wholesale jeanswear SG&A expenses increased $0.3 million. We recorded $2.8 million of charges related to the closure of our Texas warehouse in the current period. A $1.2 million reduction in advertising spending and a $2.5 million reduction in distribution costs were partially offset by $1.2 million of other net cost increases.

        Wholesale footwear and accessories SG&A expenses increased $6.7 million, primarily due to a $4.7 million increase as a result of the SWH acquisition, a $1.4 million increase in advertising spending, a $1.3 million increase in distribution costs, a $1.2 million increase in administrative costs, a $1.1 million increase in salaries and benefits and $1.4 million of other net cost increases. These increases were partially offset by a $1.8 million reduction in restructuring costs in the current period and $2.6 million of costs in the prior period related to the bankruptcy of our former United Kingdom footwear licensee.

        Retail SG&A expenses decreased $2.6 million, due to cost reductions of $3.9 million for occupancy, $3.0 million for salaries and benefits and $0.3 million of other costs related primarily to operating fewer locations during the current period, partially offset by a $0.8 million increase in administrative costs and a $0.8 million increase in marketing costs. The stores acquired in the SWH acquisition also added $3.0 million to the current period.

        SG&A expenses for the licensing, other and eliminations segment increased $8.9 million, primarily due to a $3.0 million increase in compensation-related costs, $4.5 million of acquisition costs related to the acquisitions of Moda and SWH and $1.4 million of other cost increases.

        Operating Income. The resulting operating income for the second fiscal quarter of 2010 was $55.3 million, compared with $42.1 million for the second fiscal quarter of 2009, due to the factors described above.

        Net Interest Expense. Net interest expense decreased $5.5 million, primarily the result of a $7.9 million write-off of deferred financing fees related to the termination of our prior revolving credit facility in the prior period and a $1.1 million reduction in interest in the current period as the result of the repurchase of our 4.250% Senior Notes due 2009 in May 2009. These decreases were partially offset by $2.2 million of additional interest expense recorded in the current period related to our interest rate swaps and cap, $1.0 million higher amortization of deferred financing fees related to our revolving credit facility and $0.3 of other net interest reductions.

        Income Taxes. The effective income tax rate was 37.0% and 35.0% for the second fiscal quarters of 2010 and 2009, respectively. The increase is primarily due to the impact of the foreign income tax differential on higher pre-tax income in the second fiscal quarter of 2010 compared with the second fiscal quarter of 2009.

        Net Income and Earnings Per Share. Net income was $25.8 million in the second fiscal quarter of 2010, compared with $13.1 million in the second fiscal quarter of 2009. Diluted earnings per share for the second fiscal quarter of 2010 was $0.30, compared with $0.15 for the second fiscal quarter of 2009, with 1.1% more shares outstanding.

Fiscal Six Months Ended July 3, 2010 Compared with Fiscal Six Months Ended July 4, 2009

        I. Total revenues for the first fiscal six months of 2010 were $1.75 billion, compared with $1.70 billion for the first fiscal six months of 2009, an increase of 3.1%. Revenues by segment were as follows:

(In millions)	First Fiscal Six Months of 2010	First Fiscal Six Months of 2009	Increase (Decrease )	Percent Change
Wholesale better apparel	$512.0	$494.4	$17.6	3.6%
Wholesale jeanswear	410.5	449.5	(39.0)	(8.7%	)
Wholesale footwear and accessories	483.7	404.3	79.4	19.6%
Retail	319.4	325.0	(5.6)	(1.7%	)
Licensing and other	21.3	21.8	(0.5)	(2.3%	)
Total revenues	$1,746.9	$1,695.0	$51.9	3.1%

        Wholesale better apparel revenues increased $17.6 million, primarily due to shipments of our Rachel Rachel Roy products that were introduced for Fall 2009, initial shipments of our J Jones New York and Rachel Roy Signature product line and $6.5 million of revenues for the Robert Rodriguez and Robbi and Nikki product lines acquired through the acquisition of Moda. These increases were offset by decreased shipments of our Anne Klein products, primarily due to performance of the product at retail and reduced shipments of excess inventory to off-price retailers. The increase in revenues includes a $2.7 million favorable effect of changes in exchange rates between the U.S. and Canadian Dollars.

        Wholesale jeanswear revenues decreased $39.0 million. Revenues decreased due to lower shipments of our l.e.i. products to Walmart due to competing new product initiatives and price compression and lower shipments of our Energie product line as a result of the general economic downturn and product assortment issues. These decreases were partially offset by increased shipments of our Gloria Vanderbilt products due to the performance of the products at retail and new product extensions.

        Wholesale footwear and accessories revenues increased $79.4 million, primarily due to increases in our international business due to improved global economic conditions and product performance, $17.5 million in sales of the acquired Stuart Weitzman product line, and increased shipments of our Nine West and Easy Spirit product lines due to product performance and the improved economic outlook compared to the prior period.

        Retail revenues decreased $5.6 million, primarily due to the closure of underperforming locations, partially offset by a 3.6% increase in comparable store sales ($10.2 million) resulting from product performance and $4.1 million related to the acquired Stuart Weitzman stores. We began 2010 with 938 retail locations, had a net decrease of 102 locations during the period and added 44 locations as a result of the SWH acquisition to end the period with 880 locations, compared with 980 at the end of the prior period. A 26.7% increase in our comparable e-commerce business ($5.8 million) and 3.1% increase in comparable store sales for our footwear stores ($5.4 million) were partially offset by a 1.1% decrease in comparable store sales for our apparel stores ($1.0 million). The decrease in revenues was partially offset by a $2.7 million favorable effect of changes in exchange rates between the U.S. and Canadian Dollars.

        Licensing and other revenues decreased $0.5 million, primarily due to reduced sales volume of our licensees, partially offset by $0.1 million of SWH licensing revenues.

        Gross Profit. The gross profit margins were 36.8% and 33.9% for the first fiscal six months of 2010 and 2009, respectively.

        Wholesale better apparel gross profit margins were 38.2% and 34.8% for the first fiscal six months of 2010 and 2009, respectively. The increase was primarily due to the product mix, lower sales to off-price retailers, the addition of higher-margin Robert Rodriguez products and the favorable effect of changes in exchange rates between the U.S. and Canadian Dollars in the current period.

        Wholesale jeanswear gross profit margins were 28.1% and 24.6% for the first fiscal six months of 2010 and 2009, respectively. The increase was primarily due to lower levels of off-price sales and discontinued products in the current period and increased sales of our higher-margin Gloria Vanderbilt products.

        Wholesale footwear and accessories gross profit margins were 27.9% and 25.6% for the first fiscal six months of 2010 and 2009, respectively. The increase was primarily due to additional discounting in the prior period to assist our customers in liquidating excess inventory due to economic conditions as well as the addition of higher-margin Stuart Weitzman products in the current period.

        Retail gross profit margins were 53.1% and 49.9% for the first fiscal six months of 2010 and 2009, respectively. The increase was primarily due to the performance of our products, requiring a lower level of markdowns in the current period to clear inventory, and the favorable effect of changes in exchange rates between the U.S. and Canadian Dollars, partially offset by increased transportation costs.

        Selling, General and Administrative Expenses. SG&A expenses were $511.8 million in the first fiscal six months of 2010 and $519.6 million in the first fiscal six months of 2009.

        Wholesale better apparel SG&A expenses increased $6.4 million, primarily due to $10.2 million of expenses added as a result of the Moda acquisition, which includes a $5.1 million fair value adjustment of the related acquisition consideration payable, and a $1.4 million increase in compensation costs. These increases were offset by a $1.3 million favorable effect of changes in exchange rates between the U.S. and Canadian Dollars, a $0.7 million reduction in bad debt expense, a $0.5 million reduction in marketing costs, a $0.5 million reduction of distribution costs and $2.2 million of other net cost reductions.

        Wholesale jeanswear SG&A expenses decreased $5.6 million, primarily due to a $3.2 million adjustment to accrued lease costs for a closed warehouse, a $3.2 million reduction in distribution costs, a $1.6 million reduction in administrative costs and a $1.4 million reduction in advertising costs, partially offset by $2.9 million of charges related to the closure of our Texas warehouse in the current period and $0.9 million of other net cost increases.

        Wholesale footwear and accessories SG&A expenses increased $4.3 million, primarily due to $4.7 million of expenses added as a result of the SWH acquisition and cost increases of $3.3 million in administrative costs, $2.3 million in advertising costs, a $1.4 million increase in distribution costs and $0.2 million of other net cost increases in the current period, partially offset by a $1.7 million reduction in restructuring and severance costs. The prior period included $2.9 million related to the bankruptcy of our former United Kingdom footwear licensee, $1.6 million of settlements of sales and use tax audits and $1.4 million in loss accruals related to certain leased property.

        Retail SG&A expenses decreased $30.5 million, due to a $22.1 million reduction in restructuring and asset impairment charges from the prior period and cost reductions of $7.1 million for occupancy, $8.6 million for salaries and benefits and $0.2 million of other costs related primarily to operating fewer locations during the current period, partially offset by a $1.9 million increase in administrative costs, a $1.0 million increase in marketing costs and a $1.6 million unfavorable effect of changes in exchange rates between the U.S. and Canadian Dollars. The stores acquired in the SWH acquisition also added $3.0 million to the current period.

        SG&A expenses for the licensing, other and eliminations segment increased $17.6 million, primarily due to a $9.3 million increase in compensation-related costs, $5.5 million of acquisition costs related to the acquisitions of Moda and SWH and $2.8 million of other cost increases.

        Operating Income. The resulting operating income for the first fiscal six months of 2010 was $131.6 million, compared with $55.8 million for the first fiscal six months of 2009, due to the factors described above.

        Net Interest Expense. Net interest expense decreased $6.4 million, primarily the result of a $7.9 million write-off of deferred financing fees related to the termination of our prior revolving credit facility in the prior period and $3.4 million reduction in interest in the current period as the result of the repurchase of our 4.250% Senior Notes due 2009 in May 2009. These decreases were partially offset by $2.2 million of additional interest expense recorded in the current period related to our interest rate swaps and cap, $2.0 million higher amortization of deferred financing fees related to our revolving credit facility and $0.7 of other net interest reductions.

        Income Taxes. The effective income tax rate was 37.0% and 35.0% for the first fiscal six months of 2010 and 2009, respectively. The increase is primarily due to the impact of the foreign income tax differential on higher pre-tax income in the first fiscal six months of 2010 compared with the first fiscal six months of 2009.

        Net Income and Earnings Per Share. Net income was $65.2 million in the first fiscal six months of 2010, compared with $13.4 million in the first fiscal six months of 2009. Diluted earnings per share for the first fiscal six months of 2010 was $0.75, compared with $0.16 for the first fiscal six months of 2009, with 1.1% more shares outstanding.

Liquidity and Capital Resources

        Our principal capital requirements have been for working capital needs, capital expenditures, dividend payments, acquisition funding and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations. We currently fund our operations primarily through cash generated by operating activities, and rely on our revolving credit facility for the issuance of trade letters of credit for the purchases of inventory and for cash borrowings as needed. As of July 3, 2010, total cash and cash equivalents were $133.2 million, a decrease of $200.2 million from the $333.4 million reported as of December 31, 2009.

        Cash flows from operating activities provided $26.0 million and $73.7 million in the fiscal six months ended July 3, 2010 and July 4, 2009, respectively. The change from the prior period was primarily due to changes in working capital, which offset the higher net income in the current period. Accounts receivable increased more in the current period due to increased revenues and the timing of shipments and collections compared with the prior period. Inventory increased in the current period (compared with a decrease in the prior period) primarily due to increased customer orders, the timing of receipts and the clearance of excess inventories in our footwear business during the prior period. Accounts payable increased in the current period (compared with a decrease in the prior period) primarily due to the timing of inventory payments during the prior period.

        Cash flows from investing activities used $189.9 million and $29.1 million in the first fiscal six months of 2010 and 2009, respectively, primarily for the acquisition of Moda and SWH in 2010 and a $15.2 million investment in GRI in 2009, as well as the purchases of property and equipment.

        Cash flows from financing activities used $36.6 million and used $271.6 million in the first fiscal six months of 2010 and 2009, respectively.

        During the first fiscal six months of 2009, we repurchased a total of $242.5 million of our 4.250% Senior Notes due 2009 for a payment of $237.7 million, and we paid $12.9 million in consent fees and $1.8 million of related costs, resulting in a loss on debt extinguishment of $2.0 million.

        During the first fiscal six months of 2009, we paid $30.0 million to enter into a secured revolving credit agreement expiring on March 13, 2012 (the "Credit Facility"), and we paid $7.2 million during the first fiscal six months of 2010 to amend the facility as described below and extend the expiration date to May 13, 2015.

        During the first fiscal six months of 2010, we made a cash distribution of $19.0 million to the former owners of SWH as required by the acquisition agreement.

        We repurchased no common stock during the first fiscal six months of 2010 and 2009. As of July 3, 2010, $304.1 million of Board authorized repurchases was still available. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition.

        We have a Credit Facility with several lending institutions to borrow an aggregate principal amount of up to $650 million. Under the Credit Facility, up to the entire amount of the facility is available for cash borrowings, with up to $400 million available for trade letters of credit and up to $50 million for standby letters of credit, and a subfacility available to our Canadian subsidiaries of up to $25 million for letters of credit and borrowings. Borrowings under the Credit Facility may be used to refinance existing indebtedness and for general corporate purposes in the ordinary course of business. Such borrowings bear interest either based on the alternate base rate, as defined in the Credit Facility, or based on Eurocurrency (LIBOR) rates, each with a margin that depends on the availability remaining under the Credit Facility. The Credit Facility contains customary events of default.

        Availability under the Credit Facility is determined with reference to a borrowing base consisting of a percentage of eligible inventory, accounts receivable, credit card receivables and licensee receivables, minus reserves determined by the joint collateral agents. At July 3, 2010, we had no cash borrowings and $49.7 million of letters of credit outstanding, and our remaining availability was $411.5 million. If availability under the Credit Facility falls below a stated level, we will be required to comply with a minimum fixed charge coverage ratio. The Credit Facility also contains affirmative and negative covenants that, among other things, will limit or restrict our ability to (1) incur indebtedness, (2) create liens, (3) merge, consolidate, liquidate or dissolve, (4) make investments (including acquisitions), loans or advances, (5) sell assets, (6) enter into sale and leaseback transactions, (7) enter into swap agreements, (8) make certain restricted payments (including dividends and other payments in respect of capital stock), (9) enter into transactions with affiliates, (10) enter into restrictive agreements, and (11) amend material documents. The Credit Facility is secured by a first priority lien on substantially all of our personal property.

        In connection with the acquisition of SWH, we were required to amend certain covenants of our Credit Facility to allow the acquisition. These amendments were completed on May 5, 2010. On June 29, 2010, we completed an amendment and extension of our Credit Facility. The amended terms and conditions provide for an extension of the maturity date from March 13, 2012 to May 13, 2015. The amendment also provides for, among other things, the following changes to the Credit Facility: (1) a reduction in the interest rate spreads and commitment fees payable under the Credit Facility; (2) changes in the borrowing base eligibility criteria for accounts owing by certain customers, foreign accounts and inventory in transit; (3) changes in the calculation of the borrowing base relating to foreign accounts; (4) the establishment in the joint collateral agents' permitted discretion of reserves against the borrowing base for the Senior Notes due 2014; (5) the allowance of repayments and prepayments, including pursuant to open market purchases or a tender offer, of such notes subject to compliance with certain liquidity and/or other conditions; (6) an increase in the general debt basket from $300 million to $600 million and the addition of a new lien basket; and (7) an extension of the grace period for events of default arising from the amount of open account obligations exceeding the applicable cap therefor.

        SWH has a $1.5 million unsecured borrowing facility with a lending institution that expires on October 1, 2010 and is renewable on an annual basis, under which no cash borrowings and $1.4 million in letters of credit were outstanding at July 3, 2010. Cash borrowings under this facility bear interest based on either the prevailing prime rate or the prevailing LIBOR rate plus 300 basis points. SWH also has a €0.3 million variable-rate unsecured borrowing facility with a European lending institution that expires in March 2011 and is renewable on an annual basis, under which no amounts were outstanding at July 3, 2010.

        On July 28, 2010, we announced that our Board of Directors had declared a quarterly cash dividend of $0.05 per share to all common stockholders of record as of August 13, 2010 for payment on August 27, 2010.

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

        The economic turmoil in the credit markets over the past several years and the negative effects of the economic environment on our business may negatively impact our ability to borrow funds in the future. However, we believe that available cash and cash equivalents, funds generated by operations and the Credit Facility will provide the financial resources sufficient to meet our foreseeable working capital, dividend, capital expenditure and stock repurchase requirements and fund our contractual obligations and our acquisition liabilities and commitments. Although there can be no assurances, we believe that the participating banks will be willing and able to loan funds to us in accordance with their legal obligations under the Credit Facility.

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

        We have entered into interest rate swap and cap agreements that effectively convert a portion of our fixed-rate debt to a variable-rate basis to take advantage of the current low interest rate market. By using these derivative financial instruments, we are exposed to both credit risk and market risk. Credit risk is the risk that the counterparty to the interest rate swap and cap agreements will fail to perform under the terms of the agreements. We attempt to minimize the credit risk in these agreements by only entering into transactions with credit worthy counterparties. However, we do not expect the counterparties, which presently have satisfactory credit ratings, to fail to meet their obligations, if any. The market risk is the adverse effect on the value of a derivative financial instrument that results from a change in interest rates.

        We also have interest rate exposures on our secured revolving line of credit with respect to United States and Canadian short-term interest rates. We had $651.5 million of such variable-rate credit facilities available at July 3, 2010, under which no cash borrowings and $49.7 million of letters of credit were outstanding at July 3, 2010.

        We are also exposed to market risk related to changes in foreign currency exchange rates. We have assets and liabilities denominated in certain foreign currencies and our Canadian subsidiary purchases a portion of its inventory from suppliers who require payment in U.S. Dollars. To minimize our exposure to changes in exchange rates between the Canadian Dollar and the U.S. Dollar, we hedge a portion of our forecasted foreign-currency denominated inventory purchases. We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements, because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged, up to the notional amount of such contracts. We are exposed to credit-related losses if the counterparty to a financial instrument fails to perform its obligation. However, we do not expect the counterparties, which presently have satisfactory credit ratings, to fail to meet their obligations, if any.

        For further information see "Fair Values" and "Derivatives" in the Notes to Consolidated Financial Statements.

Item 4. Controls and Procedures

        As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that both our disclosure controls and procedures and our internal controls and procedures are designed to provide and are effective in providing reasonable assurance in timely alerting them to material information required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that our internal controls are effective in ensuring that our financial statements are fairly presented in conformity with generally accepted accounting principles.

        We have made changes to our internal controls and procedures over financial reporting to address the implementation of SAP, an enterprise resource planning ("ERP") system. SAP will integrate our operational and financial systems and expand the functionality of our financial reporting processes. We began the process of implementing SAP throughout Jones Apparel Group, Inc. and our consolidated subsidiaries during the fourth quarter of 2006. During the second fiscal quarter of 2010, our Hong Kong operations were converted to this system. We have adequately controlled the transition to the new processes and controls, with no negative impact to our internal control environment. We expect to continue the implementation of this system to all locations over a multi-year period. As the phased implementation occurs, we will experience changes in internal control over financial reporting each quarter. We expect this ERP system to further advance our control environment by automating manual processes, improving management visibility and standardizing processes as its full capabilities are utilized.

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

JONES APPAREL GROUP, INC.
(Registrant)

Date: July 30, 2010	By /s/ Wesley R. Card WESLEY R. CARD Chief Executive Officer By /s/ John T. McClain JOHN T. McCLAIN Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32[o]	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

____________
* Filed herewith.
o Furnished herewith.