Form 10-Q
period 2010-10-02
JONES GROUP INC
filed 2010-10-27
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 1-10746

THE JONES GROUP INC.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	06-0935166 (I.R.S. Employer Identification No.)
1411 Broadway New York, New York (Address of principal executive offices)	10018 (Zip Code)

(212) 642-3860
(Registrant's telephone number, including area code)

JONES APPAREL GROUP, INC.
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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock $.01 par value	Outstanding at October 26, 2010 87,174,686

THE JONES GROUP INC.

DEFINITIONS

        As used in this Report, unless the context requires otherwise, "Jones," "our," "us" and "we" means The Jones Group Inc. and consolidated subsidiaries, "GRI" means GRI Group Limited, "FASB" means the Financial Accounting Standards Board, "ASC" means the "FASB Accounting Standards CodificationTM", "ASU" means "Accounting Standards Update" and "SEC" means the United States Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Jones Group Inc.
Consolidated Balance Sheets
(All amounts in millions, except per share data)

	October 2, 2010	October 3, 2009	December 31, 2009
ASSETS	(Unaudited )	(Unaudited )
CURRENT ASSETS:
Cash and cash equivalents	$34.0	$156.9	$333.4
Accounts receivable	523.1	413.7	303.1
Inventories, primarily finished goods	513.6	417.0	375.0
Prepaid and refundable income taxes	0.7	9.1	-
Deferred taxes	33.2	22.1	28.1
Prepaid expenses and other current assets	36.3	37.3	25.6
TOTAL CURRENT ASSETS	1,140.9	1,056.1	1,065.2
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $547.9, $523.5 and $539.4	230.5	246.8	239.0
GOODWILL	161.8	160.7	40.1
OTHER INTANGIBLES, at cost, less accumulated amortization	766.7	589.1	559.8
PREPAID AND REFUNDABLE INCOME TAXES	-	-	4.7
DEFERRED TAXES	-	-	3.9
INVESTMENT IN AND LOANS TO UNCONSOLIDATED AFFILIATE	40.0	43.1	42.1
OTHER ASSETS	95.7	71.2	70.2
TOTAL ASSETS	$2,435.6	$2,167.0	$2,025.0
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$16.3	$-	$-
Current portion of long-term debt	0.1	7.5	-
Current portion of capital lease obligations	1.9	2.7	2.6
Current portion of acquisition consideration payable	9.3	-	-
Accounts payable	237.9	194.7	185.3
Income taxes payable	13.2	-	11.8
Accrued employee compensation and benefits	49.3	41.6	42.7
Accrued expenses and other current liabilities	97.3	78.8	81.7
TOTAL CURRENT LIABILITIES	425.3	325.3	324.1
NONCURRENT LIABILITIES:
Long-term debt	509.3	499.5	499.5
Obligations under capital leases	25.6	27.5	26.9
Income taxes payable	9.5	11.3	-
Deferred taxes	3.0	2.4	-
Acquisition consideration payable	198.2	-	-
Other noncurrent liabilities	72.8	77.8	82.0
TOTAL NONCURRENT LIABILITIES	818.4	618.5	608.4
TOTAL LIABILITIES	1,243.7	943.8	932.5
COMMITMENTS AND CONTINGENCIES	-	-	-
EQUITY:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-	-	-
Common stock, $.01 par value - shares authorized 200.0; issued 158.5, 156.8 and 156.8	1.6	1.6	1.6
Additional paid-in capital	1,378.1	1,356.5	1,360.3
Retained earnings	1,645.2	1,699.1	1,564.4
Accumulated other comprehensive loss	(6.8)	(7.9)	(7.6)
Treasury stock, 71.4 shares for all periods, at cost	(1,826.3)	(1,826.3)	(1,826.3)
TOTAL JONES STOCKHOLDERS' EQUITY	1,191.8	1,223.0	1,092.4
Noncontrolling interest	0.1	0.2	0.1
TOTAL EQUITY	1,191.9	1,223.2	1,092.5
TOTAL LIABILITIES AND EQUITY	$2,435.6	$2,167.0	$2,025.0

See accompanying notes to consolidated financial statements

The Jones Group Inc.
 Consolidated Statements of Operations (Unaudited)
(All amounts in millions, except per share data)

	Fiscal Quarter Ended		Fiscal Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net sales	$1,009.9	$843.9	$2,735.0	$2,516.8
Licensing income	12.0	11.6	33.3	33.3
Other revenues	0.2	0.2	0.6	0.6
Total revenues	1,022.1	855.7	2,768.9	2,550.7
Cost of goods sold	679.5	551.3	1,782.9	1,670.9
Gross profit	342.6	304.4	986.0	879.8
Selling, general and administrative expenses	282.5	243.5	794.3	763.1
Operating income	60.1	60.9	191.7	116.7
Interest income	0.4	0.6	1.2	2.3
Interest expense and financing costs	14.6	12.1	41.7	46.5
Loss and costs associated with repurchase of 4.250% Senior Notes	-	-	-	2.0
Equity in income (loss) of unconsolidated affiliate	0.5	(2.3)	(1.3)	(2.8)
Income before provision for income taxes	46.4	47.1	149.9	67.7
Provision for income taxes	17.2	16.5	55.5	23.7
Net income	29.2	30.6	94.4	44.0
Less: income attributable to noncontrolling interest	0.1	0.2	0.5	0.2
Income attributable to Jones	$29.1	$30.4	$93.9	$43.8
Earnings per common share attributable to Jones
Basic	$0.34	$0.36	$1.09	$0.52
Diluted	0.34	0.36	1.09	0.51
Weighted average shares outstanding
Basic	82.2	81.7	82.1	81.7
Diluted	82.9	81.8	82.7	81.7
Dividends declared per share	$0.05	$0.05	$0.15	$0.15

See accompanying notes to consolidated financial statements

The Jones Group Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(All amounts in millions, except per share data)

	Number of common shares outstanding	Total equity	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Non-controlling interest
Balance, January 1, 2009	83.4	$1,182.2	$1.5	$1,350.7	$1,668.0	$(11.7)	$(1,826.3)	$-
Fiscal nine months ended October 3, 2009:
Comprehensive income:
Net income	-	44.0	-	-	43.8	-	-	0.2
Change in fair value of cash flow hedges, net of $0.3 tax benefit	-	(0.6)	-	-	-	(0.6)	-	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.1 tax benefit	-	0.3	-	-	-	0.3	-	-
Foreign currency translation adjustments	-	4.1	-	-	-	4.1	-	-
Total comprehensive income		47.8
Issuance of restricted stock to employees, net of forfeitures	2.0	-	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	9.2	0.1	9.1	-	-	-	-
Tax effects from vesting of restricted stock	-	(1.1)	-	(1.1)	-	-	-	-
Tax effects of expired employee stock options	-	(2.2)	-	(2.2)	-	-	-	-
Dividends on common stock ($0.15 per share)	-	(12.7)	-	-	(12.7)	-	-	-
Balance, October 3, 2009	85.4	$1,223.2	$1.6	$1,356.5	$1,699.1	$(7.9)	$(1,826.3)	$0.2
Balance, January 1, 2010	85.4	$1,092.5	$1.6	$1,360.3	$1,564.4	$(7.6)	$(1,826.3)	$0.1
Fiscal nine months ended October 2, 2010:
Comprehensive income:
Net income	-	94.4	-	-	93.9	-	-	0.5
Reclassification adjustment for hedge gains and losses included in net income, net of $0.1 tax benefit	-	0.1	-	-	-	0.1	-	-
Foreign currency translation adjustments	-	0.7	-	-	-	0.7	-	-
Total comprehensive income		95.2
Issuance of restricted stock to employees, net of forfeitures	1.7	-	-	-	-	-	-	-
Exercise of employee stock options	-	0.6	-	0.6	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	19.1	-	19.1	-	-	-	-
Distributions to noncontrolling interest	-	(0.5)	-	-	-	-	-	(0.5)
Tax effects from vesting of restricted stock and exercise of employee stock options	-	(1.5)	-	(1.5)	-	-	-	-
Tax effects of expired employee stock options	-	(0.4)	-	(0.4)	-	-	-	-
Dividends on common stock ($0.15 per share)	-	(13.1)	-	-	(13.1)	-	-	-
Balance, October 2, 2010	87.1	$1,191.9	$1.6	$1,378.1	$1,645.2	$(6.8)	$(1,826.3)	$0.1

See accompanying notes to consolidated financial statements

The Jones Group Inc.
Consolidated Statements of Cash Flows (Unaudited)
(All amounts in millions)

	Fiscal Nine Months Ended
	October 2, 2010	October 3, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$94.4	$44.0
Adjustments to reconcile net income to net cash (used in) provided by operating activities, net of acquisitions:
Loss and costs associated with repurchase of 4.250% Senior Notes	-	2.0
Amortization of employee stock options and restricted stock	19.1	9.2
Depreciation and other amortization	72.5	58.0
Impairment losses	9.7	22.8
Equity in loss of unconsolidated affiliate	1.3	2.8
(Recovery of) provision for losses on accounts receivable	(0.4)	1.6
Deferred taxes	1.2	22.3
Write-off of deferred financing fees	-	7.9
Other items, net	0.1	0.6
Changes in operating assets and liabilities:
Accounts receivable	(196.3)	(54.2)
Inventories	(117.5)	94.6
Prepaid expenses and other current assets	(8.9)	(2.3)
Other assets	(16.6)	(2.1)
Accounts payable	49.3	(37.3)
Income taxes payable/prepaid income taxes	13.3	(5.2)
Accrued expenses and other current liabilities	13.1	(8.3)
Acquisition consideration payable	8.0	-
Other liabilities	(13.0)	(7.2)
Total adjustments	(165.1)	105.2
Net cash (used in) provided by operating activities	(70.7)	149.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(27.5)	(20.1)
Acquisition of Stuart Weitzman Holdings, LLC, net of cash acquired	(159.3)	-
Acquisition of Moda Nicola International, LLC	(14.4)	-
Investment in GRI	-	(15.2)
Other items, net	0.4	-
Net cash used in investing activities	(200.8)	(35.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of 4.250% Senior Notes, including consent fees and related costs	-	(252.4)
Costs related to secured revolving credit agreement	(7.3)	(30.0)
Net increase in short-term borrowings	16.2	-
Principal payments on capital leases	(2.0)	(2.4)
Cash distributions to selling members of Stuart Weitzman, LLC	(19.0)	-
Payments related to acquisition consideration payable	(2.5)	-
Dividends paid	(13.0)	(12.7)
Other items, net	0.4	-
Net cash used in financing activities	(27.2)	(297.5)
EFFECT OF EXCHANGE RATES ON CASH	(0.7)	2.2
NET DECREASE IN CASH AND CASH EQUIVALENTS	(299.4)	(181.4)
CASH AND CASH EQUIVALENTS, BEGINNING	333.4	338.3
CASH AND CASH EQUIVALENTS, ENDING	$34.0	$156.9

See accompanying notes to consolidated financial statements

THE JONES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of The Jones Group Inc. and its subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the footnotes thereto included within our Annual Report on Form 10-K.

        In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 2010.

        Distribution costs. Our cost of sales may not be comparable to those of other entities, since some entities include all of the costs associated with their distribution functions in cost of sales while we include these costs in selling, general and administrative ("SG&A") expenses. Distribution costs included in SG&A expenses for the fiscal nine months ended October 2, 2010 and October 3, 2009 were $78.4 million and $74.6 million, respectively.

EARNINGS PER SHARE

        The computation of basic and diluted earnings per share is as follows:

(In millions, except per share amounts)	Fiscal Quarter Ended		Fiscal Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net income	$29.2	$30.6	$94.4	$44.0
Less: income attributable to noncontrolling interest	(0.1)	(0.2)	(0.5)	(0.2)
Income attributable to Jones	29.1	30.4	93.9	43.8
Less: income allocated to participating securities	(1.3)	(1.3)	(4.2)	(1.7)
Income available to common stockholders of Jones	$27.8	$29.1	$89.7	$42.1
Weighted average shares outstanding - basic	82.2	81.7	82.1	81.7
Effect of dilutive employee stock options and restricted stock	0.7	0.1	0.6	-
Weighted average shares outstanding - diluted	82.9	81.8	82.7	81.7
Earnings per share attributable to Jones
Basic	$0.34	$0.36	$1.09	$0.52
Diluted	0.34	0.36	1.09	0.51

ACQUISITIONS

Moda Nicola International, LLC
        On February 4, 2010, we acquired 100% of the membership interests in Moda Nicola International, LLC ("Moda"), a privately-held designer, marketer and wholesaler of women's contemporary eveningwear and sportswear, and owner of the Robert Rodriguez Collection, for $35.7 million. Under the terms of the agreement, we made cash payments of $14.4 million to the selling members of Moda. We deferred $2.5 million of the purchase price, with payment subject to an indemnification holding period as set forth in the acquisition agreement. The selling members of Moda are also entitled to receive future cash payments upon achievement of certain financial targets set within the agreement for the years 2011 through 2014. At the acquisition date, we recorded an acquisition consideration liability for $18.8 million, based on projected revenues and gross margins of the acquired business and a discount factor based on an estimated weighted average cost of capital. Adjustments to this liability are recorded as an SG&A expense in our wholesale better apparel segment. At October 2, 2010, the liability was $22.0 million, with $3.2 million recorded as an SG&A expense during the fiscal nine months ended October 2, 2010.

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

        The following table provides total revenues and results of operations from the acquired Moda business included in our results since the acquisition.

(In millions)	Fiscal Quarter Ended October 2, 2010	Fiscal Nine Months Ended October 2, 2010
Total revenues	$6.3	$12.9
Income (loss) before provision for income taxes	1.8	(4.8)

Stuart Weitzman Holdings, LLC
        On June 2, 2010, we acquired 55% of the membership interests in Stuart Weitzman Holdings, LLC ("SWH"), a privately-held designer and manufacturer of women's salon footwear and accessories under the Stuart Weitzman label. SWH markets its products in fine specialty and department stores worldwide and in its own chain of retail stores in the U.S. and abroad.

        Under the terms of the agreement, the acquisition will occur in two stages. We made an initial cash payment of $180.3 million for a 55% interest in SWH. The purchase of the remaining 45% will occur on December 31, 2012. The remaining purchase price will be determined under a formula set forth in the agreement, which is based upon the financial results of SWH from 2010 through 2012. For accounting purposes, the transaction is treated as an initial acquisition of 100% of the equity interests of SWH, with an acquisition consideration liability of $181.8 million recorded for the initial value of the projected payment for the remaining 45% interest, based on probability-weighted projected earnings before interest, taxes, depreciation and amortization (as defined in the agreement) of the acquired business and cash distributions that are required by the agreement to be disbursed for 2010 through 2012, using a discount factor based on an estimated weighted average cost of capital. Adjustments to this liability are recorded as interest expense. At October 2, 2010, the liability was $184.1 million, with $5.5 million recorded as interest expense and $3.2 million of payments recorded during the fiscal nine months ended October 2, 2010.

        We pursued the acquisition of SWH to increase our presence in the contemporary footwear market and to further develop a business portfolio with significant growth opportunities. SWH's wholesale footwear business is reported in our wholesale footwear and accessories segment, their retail business is reported in our retail segment, and their licensing business is reported in our licensing, eliminations and other segment.

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

        The following table provides total revenues and results of operations from the acquired SWH business included in our results since the acquisition.

(In millions)	Fiscal Quarter Ended October 2, 2010	Fiscal Nine Months Ended October 2, 2010
Total revenues	$61.7	$83.4
Income before provision for income taxes	0.6	3.4

        The following table provides pro forma total revenues and results of operations for the fiscal quarters and nine months ended October 2, 2010 and October 3, 2009 as if Moda and SWH had been acquired on January 1, 2009. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as amortization expense on intangible assets acquired from Moda and SWH resulting from the fair valuation of assets acquired. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Moda or SWH. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed at the beginning of 2009, nor are they indicative of the future operating results of the combined companies.

(In millions, except per share amounts)	Fiscal Quarter Ended		Fiscal Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Total revenues	$1,022.1	$917.0	$2,852.3	$2,709.8
Net income	34.0	32.2	104.9	30.5
Earnings per share attributable to Jones
Basic	0.40	0.38	1.22	0.36
Diluted	0.39	0.38	1.21	0.36

Acquisition Expenses
        During the fiscal nine months ended October 2, 2010, pretax charges totaling $0.5 million and $5.4 million were recorded for legal expenses and other transactions related to the Moda and SWH acquisitions, respectively. These charges, which were expensed in accordance with the accounting guidance for business combinations, were recorded as SG&A costs in our licensing, other and eliminations segment.

ACCOUNTS RECEIVABLE

        Accounts receivable consist of the following:

(In millions)	October 2, 2010	October 3, 2009	December 31, 2009
Trade accounts receivable	$563.3	$448.0	$327.9
Allowances for doubtful accounts, returns, discounts and co-op advertising	(40.2)	(34.3)	(24.8)
	$523.1	$413.7	$303.1

        Due to our 25% ownership interest in GRI, GRI is deemed to be a related party. Included in accounts receivable are amounts due from GRI in the amount of $38.5 million, $45.6 million and $40.7 million at October 2, 2010, October 3, 2009 and December 31, 2009, respectively. Net revenues from GRI amounted to $55.8 million and $34.9 million for the fiscal nine months ended October 2, 2010 and October 3, 2009, respectively. On April 23, 2009, we converted $10.0 million of the outstanding GRI accounts receivable to a three-year interest-bearing convertible note. GRI has the option, during the 90-day period that begins when the audited financial statements for the GRI fiscal year ending January 31, 2011 become available

(or such shorter period that ends on the maturity date of the note), to convert the note into common shares of GRI at a conversion rate based on the greater of eight times the net income of GRI for such fiscal year, or an appraised value determined as of that date.

ACCRUED RESTRUCTURING COSTS

        Moderate Apparel Restructuring. In connection with the exit from and reorganization of certain moderate apparel product lines, we decided to close certain New York offices, and on October 9, 2007, we announced the closing of warehouse facilities in Goose Creek, South Carolina. These closings were substantially complete by the end of February 2008. Prior to 2009, we had recorded $7.4 million of one-time termination benefits and associated employee costs for approximately 440 employees and $0.9 million of lease obligations as selling, general and administrative expenses in our wholesale jeanswear segment. During the fiscal nine months ended October 3, 2009, we recorded $1.9 million of additional lease obligation costs as selling, general and administrative expenses in our wholesale jeanswear segment relating to one of the warehouse facilities. During the fiscal nine months ended October 2, 2010, we reversed $1.4 million of lease obligation costs as SG&A expenses in our wholesale jeanswear segment relating to a sublease of one of the warehouse facilities.

        The details of the moderate apparel restructuring accruals are as follows:

(In millions)	One-time termination benefits	Lease obligations	Total moderate apparel restructuring
Balance, January 1, 2009	$0.9	$0.3	$1.2
Net (reversals) additions	(0.2)	1.9	1.7
Payments and reductions	(0.7)	(1.1)	(1.8)
Balance, October 3, 2009	$-	$1.1	$1.1
Balance, January 1, 2010	$-	$2.0	$2.0
Net reversal	-	(1.4)	(1.4)
Payments and reductions	-	(0.3)	(0.3)
Balance, October 2, 2010	$-	$0.3	$0.3

        During the fiscal nine months ended October 3, 2009, $0.7 million of the termination benefits accrual were utilized (relating to partial severance for one employee). The net accrual of $1.1 million at October 3, 2009 is reported as $0.5 million of accrued expenses and other current liabilities and $0.6 million of other noncurrent liabilities. The net accrual of $0.3 million at October 2, 2010 is reported as $0.1 million of accrued expenses and other current liabilities and $0.2 million of other noncurrent liabilities.

        Jewelry. During 2009, we decided to discontinue the domestic manufacturing, product development and sourcing activities of our jewelry business, and also announced the closing of our jewelry distribution center and showrooms by the end of 2010. Total termination benefits and associated employee costs are expected to be $6.8 million for approximately 150 employees. During the fiscal nine months ended October 2, 2010, we recorded $2.2 million of lease obligation costs relating to vacated jewelry showrooms. These costs are reported as SG&A expenses in the wholesale footwear and accessories segment.

        The details of the jewelry restructuring accruals are as follows:

(In millions)	One-time termination benefits	Lease obligations	Total jewelry restructuring
Balance, January 1, 2009	$-	$-	$-
Additions	5.2	-	5.2
Payments and reductions	(3.1)	-	(3.1)
Balance, October 3, 2009	$2.1	$-	$2.1
Balance, January 1, 2010	$2.9	$-	$2.9
Additions	0.4	2.2	2.6
Payments and reductions	(1.7)	(0.2)	(1.9)
Balance, October 2, 2010	$1.6	$2.0	$3.6

        During the fiscal nine months ended October 3, 2009 and October 2, 2010, $3.1 million and $1.7 million of the termination benefits accrual were utilized (relating to partial or full severance for 53 and 50 employees, respectively). The net accrual of $2.1 million at October 3, 2009 is reported as accrued expenses and other current liabilities. The net accrual of $3.6 million at October 2, 2010 is reported as $2.0 million of accrued expenses and other current liabilities and $1.6 million of other noncurrent liabilities.

        Texas Warehouse. On December 1, 2009, we announced the closing of warehouse facilities in Socorro, Texas. Total termination benefits and associated employee costs are expected to be $3.4 million for approximately 220 employees. During the fiscal nine months ended October 2, 2010, we recorded $5.7 million of lease obligation costs relating to the warehouse. These costs are reported as SG&A expenses in the wholesale jeanswear segment. The closing was substantially completed by the end of June 2010.

        The details of the Texas warehouse restructuring accruals are as follows:

(In millions)	One-time termination benefits	Lease obligations	Total Texas warehouse restructuring
Balance, January 1, 2010	$3.1	$-	$3.1
Additions	0.3	5.7	6.0
Payments and reductions	(3.2)	(1.4)	(4.6)
Balance, October 2, 2010	$0.2	$4.3	$4.5

        During the fiscal nine months ended October 2, 2010, $3.2 million of the termination benefits accrual were utilized (relating to partial or full severance for 219 employees). The net accrual of $4.5 million at October 2, 2010 is reported as accrued expenses and other current liabilities.

Other Restructurings
        Retail Stores. We have decided to close underperforming retail locations, of which 248 have closed as of October 2, 2010. Total termination benefits and associated employee costs are expected to be $7.5 million for approximately 1,655 employees, including both store employees and administrative support personnel. We also recorded $7.1 million and $22.8 million of impairment losses on leasehold improvements and furniture and fixtures located in the stores to be closed for the fiscal nine months ended October 2, 2010 and October 3, 2009, respectively. These costs are reported as SG&A expenses in the retail segment.

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

        The details of these restructuring accruals are as follows:

(In millions)	Retail stores	Kasper restructuring
Balance, January 1, 2009	$-	$0.8
Additions	5.0	-
Payments and reductions	(2.3)	(0.2)
Balance, October 3, 2009	$2.7	$0.6
Balance, January 1, 2010	$1.9	$0.5
Additions	2.9	-
Payments and reductions	(1.6)	(0.2)
Balance, October 2, 2010	$3.2	$0.3

        During the fiscal nine months ended October 3, 2009 and October 2, 2010, $2.3 million and $1.6 million of the termination benefits accrual were utilized (relating to partial or full severance for 256 and 544 employees, respectively). The net accrual of $3.3 million at October 3, 2009 is reported as $1.9 million of accrued expenses and other current liabilities and $1.4 million of other noncurrent liabilities. The net accrual of $3.5 million at October 2, 2010 is reported as $3.0 million of accrued expenses and other current liabilities and $0.5 million of other noncurrent liabilities.

GOODWILL

        The following table presents, by segment and in total, changes in the carrying amount of goodwill for the fiscal nine months ended October 2, 2010. There were no changes to our goodwill balances for the fiscal nine months ended October 3, 2009.

(In millions)	Wholesale Better Apparel	Wholesale Jeanswear	Wholesale Footwear & Accessories	Retail	Total
Balance, January 1, 2010
Goodwill	$40.1	$519.2	$813.2	$120.6	$1,493.1
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	(1,453.0)
Net goodwill	40.1	-	-	-	40.1
Addition from acquisition of Moda	6.6	-	-	-	6.6
Addition from acquisition of SWH	-	-	115.1	-	115.1
Balance, October 2, 2010
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        We have certain financial assets and liabilities that are required to be measured at fair value. These include:

  the assets and liabilities of the Jones Apparel Group Inc. Deferred Compensation Plan (the "Rabbi Trust"), which represent deferred employee compensation invested in mutual funds and which fall within Level 1 of the fair value hierarchy;
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

        In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis at October 3, 2009, December 31, 2009 and October 2, 2010.

(In millions)
Description	Classification	Total Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
October 3, 2009:
Rabbi Trust assets	Prepaid expenses and other current assets	$7.4	$7.4	$-	$-
	Total assets	$7.4	$7.4	$-	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$7.4	$7.4	$-	$-
Canadian Dollar - U.S. Dollar forward contracts	Accrued expenses and other current liabilities	0.2	-	0.2	-
Deferred director fees	Accrued expenses and other current liabilities	1.1	1.1	-	-
	Total liabilities	$8.7	$8.5	$0.2	$-
December 31, 2009:
Rabbi Trust assets	Prepaid expenses and other current assets	$7.8	$7.8	$-	$-
	Total assets	$7.8	$7.8	$-	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$7.8	$7.8	$-	$-
Canadian Dollar - U.S. Dollar forward contracts	Accrued expenses and other current liabilities	0.2	-	0.2	-
Deferred director fees	Accrued expenses and other current liabilities	1.1	1.1	-	-
	Total liabilities	$9.1	$8.9	$0.2	$-
October 2, 2010:
Rabbi Trust assets	Prepaid expenses and other current assets	$8.5	$8.5	$-	$-
Interest rate swaps	Other long-term assets	9.1	-	9.1	-
Interest rate cap	Other long-term assets	0.6	-	0.6	-
	Total assets	$18.2	$8.5	$9.7	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$8.5	$8.5	$-	$-
Canadian Dollar - U.S. Dollar forward contracts	Accrued expenses and other current liabilities	0.1	-	0.1	-
Deferred director fees	Accrued expenses and other current liabilities	1.5	1.5	-	-
Acquisition consideration	Current portion of acquisition consideration payable	9.3	-	-	9.3
5.125% Senior Notes due 2014	Long-term debt	259.4	-	259.4	-
Acquisition consideration	Acquisition consideration payable, net of current portion	196.8	-	-	196.8
	Total liabilities	$475.6	$10.0	$259.5	$206.1

        The following table presents the changes in Level 3 acquisition consideration liabilities for the fiscal nine months ended October 2, 2010.

(In millions)	Acquisition of SWH	Acquisition of Moda	Total Acquisition Consideration Payable
Beginning balance, January 1, 2010	$-	$-	$-
Acquisition	181.8	18.8	200.6
Payments	(3.2)	-	(3.2)
Total adjustments included in earnings	5.5	3.2	8.7
Balance, October 2, 2010	$184.1	$22.0	$206.1

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        In accordance with the fair value hierarchy described above, the following table shows the fair value of our non-financial assets and liabilities that were required to be measured at fair value on a nonrecurring basis at October 3, 2009 and October 2, 2010, and the total losses recorded as a result of the remeasurement process.

(In millions)		Fair Value Measurements Using
Description	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total losses recorded for the fiscal nine months
At October 3, 2009:
Property and equipment	$-	$-	$-	$-	$22.8
At October 2, 2010:
Property and equipment	-	-	-	-	7.1
License agreement	-	-	-	-	2.6

        During the fiscal nine months ended October 2, 2010 and October 3, 2009, property and equipment utilized in our retail operations with a carrying amount of $7.1 million and $22.8 million, respectively, were written down to a fair value of zero, primarily as a result of our decision to close underperforming retail locations. These losses were recorded as SG&A expenses in the retail segment. We consider long-term assets utilized in a retail location to be impaired when a pattern of operating losses at the location indicate that future operating losses are probable and that the resulting cash flows will not be sufficient to recover the carrying value of the associated long-term assets.

        During the fiscal nine months ended October 2, 2010, we wrote off the value of an intangible asset associated with a handbag license with a carrying value of $2.6 million due to the deteriorating financial condition of the licensee. The loss was recorded as an SG&A expense in the licensing, other and eliminations segment.

Financial Instruments

        As a result of our global operating and financing activities, we are exposed to changes in interest rates and foreign currency exchange rates which may adversely affect results of operations and financial condition. In seeking to minimize the risks and/or costs associated with such activities, we manage exposure to changes in interest rates and foreign currency exchange rates through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The instruments eligible for utilization include forward, option, swap and cap agreements. We do not use financial instruments for trading or other speculative purposes. At October 2, 2010, we had the following derivative financial instruments outstanding:

  foreign exchange contracts to exchange Canadian Dollars for a total notional value of US $8.9 million at a weighted average exchange rate of $1.05 maturing through March 2011;
  interest rate swaps to convert our $250 million Senior Notes due 2014 to variable-rate debt; and
  an interest rate cap to limit our exposure to increases in the variable rates of our interest rate swaps.

        For additional information on these instruments, see "Derivatives."

        At October 2, 2010 and October 3, 2009, the fair values of cash and cash equivalents, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of the note receivable from GRI approximates the $10.0 million carrying value as it is a variable-rate instrument. The estimated fair values of other financial instruments subject to fair value disclosures and the related carrying amounts are as follows:

(In millions)	October 2, 2010		October 3, 2009		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$509.4	$458.5	$507.0	$420.0	$499.5	$499.4
Interest rate swaps, net asset	9.1	9.1	-	-	-	-
Interest rate cap, net asset	0.6	0.6	-	-	-	-
Canadian Dollar - U.S. Dollar forward contracts, net liability	0.1	0.1	0.2	0.2	0.2	0.2

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

        Availability under the Credit Facility is determined in reference to a borrowing base consisting of a percentage of eligible inventory, accounts receivable, credit card receivables and licensee receivables, minus reserves determined by the joint collateral agents. At October 2, 2010, we had $16.3 million of borrowings and $39.0 million of letters of credit outstanding, and our remaining availability was $589.0 million. If availability under the Credit Facility falls below a stated level, we will be required to comply with a minimum fixed charge coverage ratio. The Credit Facility also contains affirmative and negative covenants that, among other things, will limit or restrict our ability to (1) incur indebtedness, (2) create liens, (3) merge, consolidate, liquidate or dissolve, (4) make investments (including acquisitions), loans or advances, (5) sell assets, (6) enter into sale and leaseback transactions, (7) enter into swap agreements, (8) make certain restricted payments (including dividends and other payments in respect of capital stock), (9) enter into transactions with affiliates, (10) enter into restrictive agreements, and (11) amend material documents. The Credit Facility is secured by a first priority lien on substantially all of our personal property.

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

        SWH has a $1.5 million unsecured borrowing facility with a lending institution that expires on October 1, 2011 and is renewable on an annual basis, under which no cash borrowings and $1.4 million in letters of credit were outstanding at October 2, 2010. Cash borrowings under this facility bear interest based on either the prevailing prime rate or the prevailing LIBOR rate plus 300 basis points. SWH also has a €0.3 million variable-rate unsecured borrowing facility with a European lending institution that expires in March 2011 and is renewable on an annual basis, under which no amounts were outstanding at October 2, 2010.

DERIVATIVES

        We recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Additionally, the fair value adjustments will affect either equity or net income, depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

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

        We recorded a decrease of $0.8 million and an increase of $0.4 million in interest expense related to the ineffectiveness of the swaps for the fiscal quarter and nine months ended October 2, 2010, respectively. We recorded increases of $0.7 million and $2.1 million in interest expense related to changes in the fair value of the cap for the fiscal quarter and nine months ended October 2, 2010, respectively. On October 18, 2010, we dedesignated the hedging relationship between the swaps and the Notes and received $10.2 million upon termination of the swaps. The related fair market valuation adjustment to the Notes will be amortized as a reduction of interest expense over the remaining life of the Notes.

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

        The following summarizes the U.S. Dollar notional amount and the fair value of our foreign currency forward exchange contracts outstanding at October 2, 2010, which mature at various dates through March 2011.

(In millions)	October 2, 2010		October 3, 2009		December 31, 2009
	Notional amount	Fair value - other current liabilities	Notional amount	Fair value - other current liabilities	Notional amount	Fair value - other current liabilities
Canadian Dollar - U.S. Dollar	$8.9	$0.1	$5.9	$0.2	$8.6	$0.2

        The effect of our foreign currency cash flow hedges on the statement of operations was as follows:

(In millions)	Amount of Pretax Gain (Loss) Recognized in Other Comprehensive Income			Amount of Pretax Gain (Loss) Reclassified from Other Comprehensive Income into Income
Derivative type	Fiscal Nine Months Ended October 2, 2010	Fiscal Nine Months Ended October 3, 2009	Location of Pretax Gain (Loss) Reclassified from Other Comprehensive Income into Income	Fiscal Nine Months Ended October 2, 2010	Fiscal Nine Months Ended October 3, 2009
Canadian Dollar - U.S. Dollar forward contracts	$-	$(0.9)	Cost of sales	$(0.2)	$(0.4)

        Since the derivatives we use in our risk management strategies are highly effective hedges because all the critical terms of the derivative instruments match those of the hedged item, we record no ineffectiveness related to our cash flow hedges. If foreign currency exchange rates between the Canadian and U.S. Dollars do not change from their October 2, 2010 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months will not be material.

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

STATEMENT OF CASH FLOWS

Fiscal Nine Months Ended	October 2, 2010	October 3, 2009
(In millions)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$21.2	$28.1
Net income tax payments	38.2	1.0

Supplemental disclosures of non-cash investing and financing activities:
Restricted stock issued to employees	27.9	7.2
Acquisition consideration payable recorded for acquisition of Moda	18.8	-
Acquisition consideration payable recorded for acquisition of SWH	181.8	-

PENSION PLANS

Components of Net Periodic Benefit Cost

(In millions)	Fiscal Quarter Ended		Fiscal Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Interest cost	$0.7	$0.7	$2.0	$2.0
Expected return on plan assets	(0.6)	(0.6)	(1.8)	(1.6)
Amortization of net loss	0.4	0.4	1.2	1.1
Net periodic benefit cost	$0.5	$0.5	$1.4	$1.5

Employer Contributions

        During the fiscal nine months ended October 2, 2010, we contributed $7.3 million to our defined benefit pension plans. We anticipate contributing an additional $0.5 million during 2010.

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

SEGMENT INFORMATION

        We identify operating segments based on, among other things, differences in products sold and the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operations are comprised of four reportable segments: wholesale better apparel, wholesale jeanswear, wholesale footwear and accessories, and retail. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores and our own retail stores, the retail segment includes operations by our own stores and e-commerce web sites, and income and expenses related to trademarks, licenses and general corporate functions are reported under "licensing, other and eliminations." We define segment income as operating income before net interest expense, goodwill impairment charges, gains or losses on sales of subsidiaries, equity in earnings of unconsolidated affiliates and income taxes. Summarized below are our revenues and income by reportable segment for the fiscal quarters and nine months ended October 2, 2010 and October 3, 2009. We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating profit and other financial information shown below.

(In millions)	Wholesale Better Apparel	Wholesale Jeanswear	Wholesale Footwear & Accessories	Retail	Licensing, Other & Eliminations	Consolidated
For the fiscal quarter ended October 2, 2010
Revenues from external customers	$287.4	$227.6	$322.9	$172.2	$12.0	$1,022.1
Intersegment revenues	40.2	1.0	17.4	-	(58.6)	-
Total revenues	327.6	228.6	340.3	172.2	(46.6)	1,022.1
Segment income (loss)	$40.9	$20.4	$35.6	$(18.8)	$(18.0)	60.1
Net interest expense						(14.2)
Equity in income of unconsolidated affiliate						0.5
Income before provision for income taxes						$46.4
For the fiscal quarter ended October 3, 2009
Revenues from external customers	$245.5	$204.4	$227.2	$167.0	$11.6	$855.7
Intersegment revenues	41.7	0.2	15.0	-	(56.9)	-
Total revenues	287.2	204.6	242.2	167.0	(45.3)	855.7
Segment income (loss)	$38.1	$21.3	$28.3	$(16.9)	$(9.9)	60.9
Net interest expense						(11.5)
Equity in loss of unconsolidated affiliate						(2.3)
Income before provision for income taxes						$47.1
For the fiscal nine months ended October 2, 2010
Revenues from external customers	$799.3	$638.1	$806.6	$491.6	$33.3	$2,768.9
Intersegment revenues	109.4	2.8	40.6	-	(152.8)	-
Total revenues	908.7	640.9	847.2	491.6	(119.5)	2,768.9
Segment income (loss)	$130.0	$70.8	$81.6	$(37.0)	$(53.7)	191.7
Net interest expense						(40.5)
Equity in loss of unconsolidated affiliate						(1.3)
Income before provision for income taxes						$149.9
For the fiscal nine months ended October 3, 2009
Revenues from external customers	$740.0	$653.9	$631.5	$492.0	$33.3	$2,550.7
Intersegment revenues	110.3	1.8	43.3	-	(155.4)	-
Total revenues	850.3	655.7	674.8	492.0	(122.1)	2,550.7
Segment income (loss)	$107.3	$61.4	$47.6	$(73.0)	$(26.6)	116.7
Net interest expense						(44.2)
Loss and costs associated with repurchase of 4.250% Senior Notes						(2.0)
Equity in loss of unconsolidated affiliate						(2.8)
Income before provision for income taxes						$67.7

Total assets at October 2, 2010	$813.7	$634.1	$979.1	$264.0	$(255.3)	$2,435.6

SUPPLEMENTAL CONDENSED FINANCIAL INFORMATION

        Certain of our subsidiaries function as co-issuers (fully and unconditionally guaranteed on a joint and several basis) of the outstanding debt of The Jones Group Inc. ("Jones"), including Jones Apparel Group, USA, Inc. ("Jones USA"), Jones Apparel Group Holdings, Inc. ("Jones Holdings") and JAG Footwear, Accessories and Retail Corporation ("JAG Footwear").

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

Condensed Consolidating Balance Sheets
(In millions)

	October 2, 2010				December 31, 2009
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12.3	$21.7	$-	$34.0	$322.1	$11.3	$-	$333.4
Accounts receivable	341.1	182.0	-	523.1	189.5	113.6	-	303.1
Inventories	347.3	166.2	0.1	513.6	259.7	115.1	0.2	375.0
Prepaid and refundable income taxes	-	-	0.7	0.7	0.7	0.1	(0.8)	-
Deferred taxes	18.9	14.3	-	33.2	13.3	14.8	-	28.1
Prepaid expenses and other current assets	26.3	10.0	-	36.3	18.2	7.4	-	25.6
TOTAL CURRENT ASSETS	745.9	394.2	0.8	1,140.9	803.5	262.3	(0.6)	1,065.2
Property, plant and equipment - net	76.0	154.5	-	230.5	93.4	145.6	-	239.0
Due from affiliates	-	1,485.3	(1,485.3)	-	-	1,382.9	(1,382.9)	-
Goodwill	46.7	115.1	-	161.8	40.1	-	-	40.1
Other intangibles - net	8.0	758.7	-	766.7	0.5	559.3	-	559.8
Prepaid and refundable income taxes	-	-	-	-	5.4	-	(0.7)	4.7
Deferred taxes	94.1	-	(94.1)	-	83.3	-	(79.4)	3.9
Investments in and loans to subsidiaries	2,611.1	40.0	(2,611.1)	40.0	2,125.2	42.1	(2,125.2)	42.1
Other assets	78.7	17.0	-	95.7	60.2	10.0	-	70.2
TOTAL ASSETS	$3,660.5	$2,964.8	$(4,189.7)	$2,435.6	$3,211.6	$2,402.2	$(3,588.8)	$2,025.0
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$16.3	$-	$-	$16.3	$-	$-	$-	$-
Current portion of long-term debt and capital lease obligations	-	2.0	-	2.0	-	2.6	-	2.6
Current portion of acquisition consideration payable	9.3	-	-	9.3	-	-	-	-
Accounts payable	155.1	82.8	-	237.9	129.8	55.5	-	185.3
Income taxes payable	5.3	25.8	(17.9)	13.2	23.1	7.8	(19.1)	11.8
Accrued expenses and other current liabilities	87.4	59.2	-	146.6	75.7	48.7	-	124.4
TOTAL CURRENT LIABILITIES	273.4	169.8	(17.9)	425.3	228.6	114.6	(19.1)	324.1
NONCURRENT LIABILITIES:
Long-term debt	509.1	0.2	-	509.3	499.5	-	-	499.5
Obligations under capital leases	-	25.6	-	25.6	-	26.9	-	26.9
Income taxes payable	8.7	0.8	-	9.5	-	0.7	(0.7)	-
Deferred taxes	-	79.1	(76.1)	3.0	-	203.5	(203.5)	-
Acquisition consideration payable	196.8	1.4	-	198.2	-	-	-	-
Due to affiliates	1,485.3	-	(1,485.3)	-	1,382.9	-	(1,382.9)	-
Other	50.3	22.5	-	72.8	63.3	18.7	-	82.0
TOTAL NONCURRENT LIABILITIES	2,250.2	129.6	(1,561.4)	818.4	1,945.7	249.8	(1,587.1)	608.4
TOTAL LIABILITIES	2,523.6	299.4	(1,579.3)	1,243.7	2,174.3	364.4	(1,606.2)	932.5
EQUITY:
Common stock and additional paid-in capital	1,379.7	2,037.1	(2,037.1)	1,379.7	1,361.9	1,540.5	(1,540.5)	1,361.9
Retained earnings	1,590.3	623.4	(568.5)	1,645.2	1,509.3	493.3	(438.2)	1,564.4
Accumulated other comprehensive (loss) income	(6.8)	4.8	(4.8)	(6.8)	(7.6)	3.9	(3.9)	(7.6)
Treasury stock	(1,826.3)	-	-	(1,826.3)	(1,826.3)	-	-	(1,826.3)
Total Jones stockholders' equity	1,136.9	2,665.3	(2,610.4)	1,191.8	1,037.3	2,037.7	(1,982.6)	1,092.4
Noncontrolling interest	-	0.1	-	0.1	-	0.1	-	0.1
TOTAL EQUITY	1,136.9	2,665.4	(2,610.4)	1,191.9	1,037.3	2,037.8	(1,982.6)	1,092.5
TOTAL LIABILITIES AND EQUITY	$3,660.5	$2,964.8	$(4,189.7)	$2,435.6	$3,211.6	$2,402.2	$(3,588.8)	$2,025.0

Condensed Consolidating Statements of Operations
(In millions)

	Fiscal Quarter Ended October 2, 2010				Fiscal Quarter Ended October 3, 2009
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net sales	$683.5	$330.1	$(3.7)	$1,009.9	$608.7	$238.6	$(3.4)	$843.9
Licensing income	-	12.0	-	12.0	-	11.6	-	11.6
Other revenues	0.2	-	-	0.2	0.2	-	-	0.2
Total revenues	683.7	342.1	(3.7)	1,022.1	608.9	250.2	(3.4)	855.7
Cost of goods sold	458.5	221.8	(0.8)	679.5	385.1	167.6	(1.4)	551.3
Gross profit	225.2	120.3	(2.9)	342.6	223.8	82.6	(2.0)	304.4
Selling, general and administrative expenses	235.2	50.0	(2.7)	282.5	227.6	18.7	(2.8)	243.5
Operating (loss) income	(10.0)	70.3	(0.2)	60.1	(3.8)	63.9	0.8	60.9
Net interest expense (income) and financing costs	15.5	(1.3)	-	14.2	12.9	(1.4)	-	11.5
Equity in income (loss) of unconsolidated affiliate	-	0.5	-	0.5	-	(2.3)	-	(2.3)
(Loss) income before (benefit) provision for income taxes and equity in earnings of subsidiaries	(25.5)	72.1	(0.2)	46.4	(16.7)	63.0	0.8	47.1
(Benefit) provision for income taxes	(7.5)	24.8	(0.1)	17.2	(7.6)	23.1	1.0	16.5
Equity in earnings of subsidiaries	47.2	-	(47.2)	-	40.0	-	(40.0)	-
Net income	29.2	47.3	(47.3)	29.2	30.9	39.9	(40.2)	30.6
Less: income attributable to noncontrolling interest	-	0.1	-	0.1	-	0.2	-	0.2
Income attributable to Jones	$29.2	$47.2	$(47.3)	$29.1	$30.9	$39.7	$(40.2)	$30.4

	Fiscal Nine Months Ended October 2, 2010				Fiscal Nine Months Ended October 3, 2009
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net sales	$1,915.5	$830.0	$(10.5)	$2,735.0	$1,783.1	$744.1	$(10.4)	$2,516.8
Licensing income	-	33.3	-	33.3	-	33.3	-	33.3
Other revenues	0.6	-	-	0.6	0.6	-	-	0.6
Total revenues	1,916.1	863.3	(10.5)	2,768.9	1,783.7	777.4	(10.4)	2,550.7
Cost of goods sold	1,225.3	560.3	(2.7)	1,782.9	1,137.6	537.2	(3.9)	1,670.9
Gross profit	690.8	303.0	(7.8)	986.0	646.1	240.2	(6.5)	879.8
Selling, general and administrative expenses	690.4	111.6	(7.7)	794.3	696.7	74.5	(8.1)	763.1
Operating income (loss)	0.4	191.4	(0.1)	191.7	(50.6)	165.7	1.6	116.7
Net interest expense (income) and financing costs	44.6	(4.1)	-	40.5	48.3	(4.1)	-	44.2
Loss and costs associated with repurchase of 4.250% Senior Notes	-	-	-	-	2.0	-	-	2.0
Equity in loss of unconsolidated affiliate	-	(1.3)	-	(1.3)	-	(2.8)	-	(2.8)
(Loss) income before (benefit) provision for income taxes and equity in earnings of subsidiaries	(44.2)	194.2	(0.1)	149.9	(100.9)	167.0	1.6	67.7
(Benefit) provision for income taxes	(7.8)	63.5	(0.2)	55.5	(38.8)	58.9	3.6	23.7
Equity in earnings of subsidiaries	130.6	-	(130.6)	-	108.7	-	(108.7)	-
Net income	94.2	130.7	(130.5)	94.4	46.6	108.1	(110.7)	44.0
Less: income attributable to noncontrolling interest	-	0.5	-	0.5	-	0.2	-	0.2
Income attributable to Jones	$94.2	$130.2	$(130.5)	$93.9	$46.6	$107.9	$(110.7)	$43.8

Condensed Consolidating Statements of Cash Flows
(In millions)

	Fiscal Nine Months Ended October 2, 2010				Fiscal Nine Months Ended October 3, 2009
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net cash (used in) provided by operating activities	$(102.1)	$35.3	$(3.9)	$(70.7)	$136.7	$12.5	$-	$149.2
Cash flows from investing activities:
Capital expenditures	(9.9)	(17.6)	-	(27.5)	(11.3)	(8.8)	-	(20.1)
Acquisition of Stuart Weitzman Holdings, LLC	(180.3)	21.0	-	(159.3)	-	-	-	-
Acquisition of Moda Nicola International, LLC	(14.4)	-	-	(14.4)	-	-	-	-
Investment in GRI	-	-	-	-	-	(15.2)	-	(15.2)
Other items, net	-	0.4	-	0.4	-	-	-	-
Net cash (used in) provided by investing activities	(204.6)	3.8	-	(200.8)	(11.3)	(24.0)	-	(35.3)
Cash flows from financing activities:
Repurchase of 4.250% Senior Notes, including consent fees and related costs	-	-	-	-	(252.4)	-	-	(252.4)
Costs related to revolving credit agreement	(7.3)	-	-	(7.3)	(30.0)	-	-	(30.0)
Net increase (decrease) in short-term borrowings	16.3	(0.1)	-	16.2	-	-	-	-
Principal payments on capital leases	-	(2.0)	-	(2.0)	-	(2.4)	-	(2.4)
Cash distributions to selling members of Stuart Weitzman Holdings, LLC	-	(19.0)	-	(19.0)	-	-	-	-
Payments related to acquisition consideration payable	-	(2.5)	-	(2.5)	-	-	-	-
Dividends paid	(13.0)	(3.9)	3.9	(13.0)	(12.7)	-	-	(12.7)
Other items, net	0.9	(0.5)	-	0.4	-	-	-	-
Net cash used in financing activities	(3.1)	(28.0)	3.9	(27.2)	(295.1)	(2.4)	-	(297.5)
Effect of exchange rates on cash	-	(0.7)	-	(0.7)	-	2.2	-	2.2
Net (decrease) increase in cash and cash equivalents	(309.8)	10.4	-	(299.4)	(169.7)	(11.7)	-	(181.4)
Cash and cash equivalents, beginning	322.1	11.3	-	333.4	318.4	19.9	-	338.3
Cash and cash equivalents, ending	$12.3	$21.7	$-	$34.0	$148.7	$8.2	$-	$156.9

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion provides information and analysis of our results of operations for the 13 and 39 week periods ended October 2, 2010 (hereinafter referred to as the "third fiscal quarter of 2010" and the "first fiscal nine months of 2010," respectively) and October 3, 2009 (hereinafter referred to as the "third fiscal quarter of 2009" and the "first fiscal nine months of 2009," respectively) and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

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
  on June 29, 2010, we announced an amendment and extension of our existing $650 million senior credit facility to provide for a decrease in fees and interest rates to current market rates and to extend the maturity date to May 13, 2015;
  on July 26, 2010, we announced that we had entered into an exclusive, world-wide license agreement with Inter Parfums USA, LLC, a wholly-owned subsidiary of Inter Parfums, Inc. for the creation, production, marketing and global distribution of women's fragrances under the Nine West brand; and
  on August 31, 2010, we announced that we had entered into an exclusive licensing agreement with Brian Atwood to create, produce, market and distribute B Brian Atwood, a new footwear and accessory line that will be the contemporary counterpart to Brian Atwood's high-end, luxury shoe business.

Retail store closings

        We have decided to close underperforming retail locations, of which 248 have closed as of October 2, 2010. Total termination benefits and associated employee costs are expected to be $7.5 million for approximately 1,655 employees, including both store employees and administrative support personnel. We also recorded $7.1 million and $22.8 million of impairment losses on leasehold improvements and furniture and fixtures located in the stores to be closed for the fiscal nine months ended October 2, 2010 and October 3, 2009, respectively. These costs are reported as SG&A expenses in the retail segment.

Critical Accounting Policies

        Several of our accounting policies involve significant or complex judgements and uncertainties and require us to make certain critical accounting estimates. We consider an accounting estimate to be critical if it requires us to make assumptions about matters that were highly uncertain at the time the estimate was made. The estimates with the greatest potential effect on our results of operations and financial position include the collectibility of accounts receivable, the recovery value of obsolete or overstocked inventory and the fair values of goodwill, intangible assets with indefinite lives and acquisition consideration liabilities. Estimates related to accounts receivable and inventory affect our wholesale better apparel, wholesale jeanswear, wholesale footwear and accessories and retail segments. Estimates related to goodwill affect our wholesale better apparel and wholesale footwear and accessories segments. Estimates related to intangible assets with indefinite lives affect our licensing, other and eliminations segment.

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

        Acquisition consideration liabilities are recorded as a result of acquisitions, where a portion of the purchase price is payable at the end of a specific future period, with the amount of payment based on the financial results of the acquired business during that period. The fair values of acquisition consideration liabilities are based on probability-weighted projections of the financial results of the acquired business and a discount factor based on our weighted average cost of capital. Changes in our assumptions could materially impact our fair value estimates, and material gains and losses could result where the estimated fair value of these liabilities differ from their carrying amounts.

Results of Operations

Statements of Operations Stated in Dollars and as a Percentage of Total Revenues
(In millions)	Fiscal Quarter Ended				Fiscal Nine Months Ended
	October 2, 2010		October 3, 2009		October 2, 2010		October 3, 2009
Net sales	$1,009.9	98.8%	$843.9	98.6%	$2,735.0	98.8%	$2,516.8	98.7%
Licensing income	12.0	1.2	11.6	1.4	33.3	1.2	33.3	1.3
Other revenues	0.2	0.0	0.2	0.0	0.6	0.0	0.6	0.0
Total revenues	1,022.1	100.0	855.7	100.0	2,768.9	100.0	2,550.7	100.0
Cost of goods sold	679.5	66.5	551.3	64.4	1,782.9	64.4	1,670.9	65.5
Gross profit	342.6	33.5	304.4	35.6	986.0	35.6	879.8	34.5
Selling, general and administrative expenses	282.5	27.6	243.5	28.5	794.3	28.7	763.1	29.9
Operating income	60.1	5.9	60.9	7.1	191.7	6.9	116.7	4.6
Net interest expense and financing costs	14.2	1.4	11.5	1.3	40.5	1.5	44.2	1.7
Loss and fees related to repurchase of 4.250% Senior Notes	-	-	-	-	-	-	2.0	0.1
Equity in income (loss) of unconsolidated affiliate	0.5	0.0	(2.3)	(0.3)	(1.3)	(0.0)	(2.8)	(0.1)
Income before provision for income taxes	46.4	4.5	47.1	5.5	149.9	5.4	67.7	2.7
Provision for income taxes	17.2	1.7	16.5	1.9	55.5	2.0	23.7	0.9
Net income	29.2	2.9	30.6	3.6	94.4	3.4	44.0	1.7
Less: income attributable to noncontrolling interest	0.1	0.0	0.2	0.0	0.5	0.0	0.2	0.0
Income attributable to Jones	$29.1	2.8%	$30.4	3.6%	$93.9	3.4%	$43.8	1.7%

Percentage totals may not add due to rounding.

Fiscal Quarter Ended October 3, 2010 Compared with Fiscal Quarter Ended October 3, 2009

        Revenues. Total revenues for the third fiscal quarter of 2010 were $1.0 billion, compared with $0.9 billion for the third fiscal quarter of 2009, an increase of 19.4%. Revenues by segment were as follows:

(In millions)	Third Fiscal Quarter of 2010	Third Fiscal Quarter of 2009	Increase	Percent Change
Wholesale better apparel	$287.4	$245.5	$41.9	17.1%
Wholesale jeanswear	227.6	204.4	23.2	11.4
Wholesale footwear and accessories	322.9	227.2	95.7	42.1
Retail	172.2	167.0	5.2	3.1
Licensing and other	12.0	11.6	0.4	3.4
Total revenues	$1,022.1	$855.7	$166.4	19.4%

        Wholesale better apparel revenues increased $41.9 million, primarily due to increased shipments of our Jones New York, Jones New York Sport and Anne Klein products due to the performance of these product lines at retail and initial shipments of our new J Jones New York, Rachel Roy Signature and Jessica Simpson product lines, as well as $6.3 million of revenues for the Robert Rodriguez and Robbi and Nikki product lines acquired through the acquisition of Moda. The increase in revenues includes a $0.6 million favorable effect of changes in exchange rates between the U.S. and Canadian Dollars.

        Wholesale jeanswear revenues increased $23.2 million. Revenues increased due to increased shipments of our Gloria Vanderbilt products due to the performance of the products at retail and new product extensions, initial shipments of our GLO products to Kmart and increased shipments of our Joneswear products due to the performance of the products at retail.

        Wholesale footwear and accessories revenues increased $95.7 million, primarily due to $48.4 million in sales of the acquired Stuart Weitzman product line, increased shipments of our Nine West, AK Anne Klein and Easy Spirit product lines due to product performance and the improved economic outlook in the current period and increases in our international business due to improved global economic conditions and product performance compared to the prior period.

        Retail revenues increased $5.2 million, primarily due to $13.1 million from the acquired Stuart Weitzman stores, a 2.5% increase in comparable store sales ($3.7 million) and a $0.5 million favorable effect of changes in exchange rates between the U.S. and Canadian Dollars, partially offset by operating fewer stores in the current period. Comparable stores are locations (including e-commerce sites) that have been open for a full year, are not scheduled to close in the current period and are not scheduled for an expansion or downsize by more than 25% or relocation to a different street or mall. A 25.4% increase in our comparable e-commerce business ($2.6 million) and a 1.5% increase in comparable store sales for our footwear stores ($1.3 million) were partially offset by a 0.6% decrease in comparable store sales for our apparel stores ($0.2 million). We began the current quarter with 880 retail locations, had a net decrease of 46 locations during the quarter to end the period with 834 locations, compared with 971 at the end of the prior period.

        Licensing and other revenues increased $0.4 million, primarily due to increased sales volume of our licensees and $0.2 million of SWH licensing revenues.

        Gross Profit. The gross profit margins were 33.5% and 35.6% for the third fiscal quarters of 2010 and 2009, respectively.

        Wholesale better apparel gross profit margins were 32.8% and 34.8% for the third fiscal quarters of 2010 and 2009, respectively. The decrease was primarily due to lower recoveries on sales to off-price retailers, partially offset by the addition of higher-margin Robert Rodriguez products and the favorable effect of changes in exchange rates between the U.S. and Canadian Dollars in the current period.

        Wholesale jeanswear gross profit margins were 23.4% and 26.1% for the third fiscal quarters of 2010 and 2009, respectively. The decrease was primarily due to price compression on our Energie, l.e.i. and private label products, as well as higher inventory liquidations of our Energie products.

        Wholesale footwear and accessories gross profit margins were 28.6% and 28.7% for the third fiscal quarters of 2010 and 2009, respectively. The slight decrease was primarily due to higher transportation costs, increased product (material and labor) costs, higher levels of sales to off-price retailers and higher vendor allowances to clear inventory at the retail level, partially offset by the addition of higher-margin Stuart Weitzman products.

        Retail gross profit margins were 51.6% and 50.7% for the third fiscal quarters of 2010 and 2009, respectively. The increase was primarily due to improved performance in our Canadian retail operations, the addition of higher-margin Stuart Weitzman locations, partially offset by higher promotional activity in our footwear stores and e-commerce sites, as well as increased transportation costs.

        Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses were $282.5 million in the third fiscal quarter of 2010 and $243.5 million in the third fiscal quarter of 2009.

        Wholesale better apparel SG&A expenses increased $4.6 million, primarily due to $2.1 million of costs related to our new Jessica Simpson jeanswear product line, a $1.6 million increase in marketing costs, a $1.5 million increase in occupancy costs, $0.6 million of expenses added as a result of the Moda acquisition, net of a $1.9 million favorable fair value adjustment of the related acquisition consideration payable and a $0.5 million unfavorable effect of changes in exchange rates between the U.S. and Canadian Dollars. These increases were offset by $1.7 million of other net cost decreases.

        Wholesale jeanswear SG&A expenses increased $0.9 million. The increase is the result of $3.0 million of charges related to the closure of our Texas warehouse and a $1.0 million increase in compensation costs in the current period. These increases were partially offset by a $1.3 million reduction in sample costs and $1.8 million of other net cost decreases.

        Wholesale footwear and accessories SG&A expenses increased $20.4 million, primarily due to a $15.4 million increase as a result of the SWH acquisition, a $2.5 million increase in compensation costs, a $2.1 million increase in severance costs and a $1.5 million increase in distribution costs due to increased shipments, offset by $1.1 million of other net cost decreases.

        Retail SG&A expenses increased $6.0 million, primarily due to $10.4 million of costs related to the stores acquired in the SWH acquisition, a $3.3 million increase in asset impairment charges over the prior period, a $3.0 million increase in administrative costs, a $1.2 million increase in lease cancellation payments in the current period and $0.6 million of other net cost increases, partially offset by cost reductions of $8.6 million for occupancy and $3.9 million for compensation costs related primarily to operating fewer locations during the current period.

        SG&A expenses for the licensing, other and eliminations segment increased $7.1 million, primarily due to a $2.9 million increase in amortization of share-based compensation, a $2.6 million impairment of an acquired license, a $0.7 million increase in other compensation-related costs and $0.9 million of other cost increases.

        Operating Income. The resulting operating income for the third fiscal quarter of 2010 was $60.1 million, compared with $60.9 million for the third fiscal quarter of 2009, due to the factors described above.

        Net Interest Expense. Net interest expense increased $2.7 million, primarily the result of $5.4 million of interest recorded on the acquisition consideration liability in the current period, partially offset by a $1.2 million net favorable effect of our interest rate swaps and cap, a $1.0 million reduction in the amortization of fees related to our secured revolving credit line and $0.5 of other net interest reductions.

        Income Taxes. The effective income tax rate was 37.0% and 35.0% for the third fiscal quarters of 2010 and 2009, respectively. The increase is primarily due to the impact of the foreign income tax differential on higher pre-tax income in the third fiscal quarter of 2010 compared with the third fiscal quarter of 2009.

        Net Income and Earnings Per Share. Net income was $29.2 million in the third fiscal quarter of 2010, compared with $30.6 million in the third fiscal quarter of 2009. Diluted earnings per share for the third fiscal quarter of 2010 was $0.34, compared with $0.36 for the third fiscal quarter of 2009, with 1.3% more shares outstanding.

Fiscal Nine Months Ended October 2, 2010 Compared with Fiscal Nine Months Ended October 3, 2009

        Revenues. Total revenues for the first fiscal nine months of 2010 were $2.8 billion, compared with $2.6 billion for the first fiscal nine months of 2009, an increase of 8.6%. Revenues by segment were as follows:

(In millions)	First Fiscal Nine Months of 2010	First Fiscal Nine Months of 2009	Increase (Decrease )	Percent Change
Wholesale better apparel	$799.3	$740.0	$59.3	8.0%
Wholesale jeanswear	638.1	653.9	(15.8)	(2.4)
Wholesale footwear and accessories	806.6	631.5	175.1	27.7
Retail	491.6	492.0	(0.4)	(0.1)
Licensing and other	33.3	33.3	-	-
Total revenues	$2,768.9	$2,550.7	$218.2	8.6%

        Wholesale better apparel revenues increased $59.3 million, primarily due to initial shipments of our J Jones New York, Jessica Simpson jeanswear and Rachel Roy Signature product lines, shipments of our Rachel Rachel Roy products that were introduced for Fall 2009 and increased shipments of our Jones New York, Jones New York Sport and Anne Klein products due to the performance of these product lines at retail, as well as $12.9 million of revenues for the Robert Rodriguez and Robbi and Nikki product lines acquired through the acquisition of Moda. The increase in revenues includes a $3.1 million favorable effect of changes in exchange rates between the U.S. and Canadian Dollars.

        Wholesale jeanswear revenues decreased $15.8 million. Revenues decreased due to lower shipments of our l.e.i. products to Walmart due to competing new product initiatives and price compression, lower shipments of our Energie product line as a result of product assortment issues and lower shipments of our Erika products, primarily due to repositioning of the product at retail. These decreases were partially offset by increased shipments of our Gloria Vanderbilt products due to the performance of the products at retail and new product extensions.

        Wholesale footwear and accessories revenues increased $175.1 million, primarily due to $65.8 million in sales of the acquired Stuart Weitzman product line, increases in our international business due to improved global economic conditions and product performance, and increased shipments of our Nine West, Easy Spirit, Enzo Angiolini and AK Anne Klein product lines due to product performance and the improved economic outlook compared to the prior period.

        Retail revenues decreased $0.4 million, primarily due to the closure of underperforming locations, partially offset by both $17.2 million related to the acquired Stuart Weitzman stores and a 3.2% increase in comparable store sales ($13.9 million) resulting from product performance. We began 2010 with 938 retail locations, had a net decrease of 148 locations during the period and added 44 locations as a result of the SWH acquisition to end the period with 834 locations, compared with 971 at the end of the prior period. A 26.3% increase in our comparable e-commerce business ($8.5 million) and 2.6% increase in comparable store sales for our footwear stores ($6.7 million) were partially offset by a 0.9% decrease in comparable store sales for our apparel stores ($1.3 million). The decrease in revenues was partially offset by a $3.1 million favorable effect of changes in exchange rates between the U.S. and Canadian Dollars.

        Licensing and other revenues were $33.3 million for both periods. Reduced sales volume of our licensees was offset by $0.4 million of SWH licensing revenues.

        Gross Profit. The gross profit margins were 35.6% and 34.5% for the first fiscal nine months of 2010 and 2009, respectively.

        Wholesale better apparel gross profit margins were 36.2% and 34.8% for the first fiscal nine months of 2010 and 2009, respectively. The increase was primarily due to the product mix, the performance of our products at retail, the addition of higher-margin Robert Rodriguez products and the favorable effect of changes in exchange rates between the U.S. and Canadian Dollars in the current period.

        Wholesale jeanswear gross profit margins were 26.4% and 25.1% for the first fiscal nine months of 2010 and 2009, respectively. The increase was primarily due to lower levels of off-price sales and discontinued products in the current period and increased sales of our higher-margin Gloria Vanderbilt products, partially offset by price compression on our Energie, l.e.i. and private label products.

        Wholesale footwear and accessories gross profit margins were 28.2% and 26.7% for the first fiscal nine months of 2010 and 2009, respectively. The increase was primarily due to additional discounting in the prior period to assist our customers in liquidating excess inventory due to economic conditions as well as the addition of higher-margin Stuart Weitzman products in the current period, partially offset by increased product (material and labor) and transportation costs and increased sales in our lower-margin international business.

        Retail gross profit margins were 52.6% and 50.2% for the first fiscal nine months of 2010 and 2009, respectively. The increase was primarily due to improved performance in our Canadian retail operations and the addition of higher-margin Stuart Weitzman locations, partially offset by increased transportation costs.

        SG&A Expenses. SG&A expenses were $794.3 million in the first fiscal nine months of 2010 and $763.1 million in the first fiscal nine months of 2009.

        Wholesale better apparel SG&A expenses increased $10.8 million, primarily due to $10.8 million of expenses added as a result of the Moda acquisition, which includes a $3.2 million fair value adjustment of the related acquisition consideration payable. Our new Jessica Simpson jeanswear line added $3.1 million of costs and compensation costs increased by $2.0 million, which were offset by $3.5 million of other net cost reductions and a $1.6 million favorable effect of changes in exchange rates between the U.S. and Canadian Dollars.

        Wholesale jeanswear SG&A expenses decreased $4.6 million, primarily due to a $3.2 million adjustment to accrued lease costs for a closed warehouse, a $2.4 million reduction in administrative costs, a $0.7 million reduction in sample costs, a $1.0 million reduction in advertising costs and $3.3 million of other net cost decreases, partially offset by $6.0 million of charges related to the closure of our Texas warehouse in the current period.

        Wholesale footwear and accessories SG&A expenses increased $24.8 million, primarily due to $20.0 million of expenses added as a result of the SWH acquisition and a $4.7 million increase in administrative costs, a $2.7 million increase in compensation expenses, a $2.5 million increase in distribution costs due to increased volume and $2.9 million of other net cost increases in the current period, partially offset by lower restructuring and severance costs of $1.5 million. The prior period included $3.5 million related to the bankruptcy of our former United Kingdom footwear licensee, $1.6 million of settlements of sales and use tax audits and $1.4 million in loss accruals related to certain leased property.

        Retail SG&A expenses decreased $24.4 million, due to a $15.7 million reduction in asset impairment charges as compared with the prior period and cost reductions of $15.8 million for occupancy, $12.5 million for compensation costs and $0.7 million of other costs related primarily to operating fewer locations during the current period, partially offset by a $5.6 million increase in administrative costs and a $1.3 million unfavorable effect of changes in exchange rates between the U.S. and Canadian Dollars. The stores acquired in the SWH acquisition also added $13.4 million to the current period.

        SG&A expenses for the licensing, other and eliminations segment increased $24.6 million, primarily due to a $10.2 million increase in amortization of share-based compensation, $5.9 million of acquisition costs related to the acquisitions of Moda and SWH, a $2.6 million increase in other compensation-related costs, a $2.6 million impairment of an acquired license and $3.3 million of other cost increases.

        Operating Income. The resulting operating income for the first fiscal nine months of 2010 was $191.7 million, compared with $116.7 million for the first fiscal nine months of 2009, due to the factors described above.

        Net Interest Expense. Net interest expense decreased $3.7 million, primarily the result of the $7.9 million write-off of deferred financing fees in the prior period related to our prior revolving credit line and a $4.0 million reduction of interest primarily related to the repurchase of our 4.250% Senior Notes in 2009. These decreases were partially offset by $5.5 million of interest recorded on the acquisition consideration liability in the current period, a $1.1 million net unfavorable effect of our interest rate swaps and cap, a $1.1 million reduction of interest income due to lower average cash balances in the current period, and $0.5 million of other net increases.

        Income Taxes. The effective income tax rate was 37.0% and 35.0% for the first fiscal nine months of 2010 and 2009, respectively. The increase is primarily due to the impact of the foreign income tax differential on higher pre-tax income in the first fiscal nine months of 2010 compared with the first fiscal nine months of 2009.

        Net Income and Earnings Per Share. Net income was $94.4 million in the first fiscal nine months of 2010, compared with $44.0 million in the first fiscal nine months of 2009. Diluted earnings per share for the first fiscal nine months of 2010 was $1.09, compared with $0.51 for the first fiscal nine months of 2009, with 1.2% more shares outstanding.

Liquidity and Capital Resources

        Our principal capital requirements have been for working capital needs, capital expenditures, dividend payments, acquisition funding and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations. We currently fund our operations primarily through cash generated by operating activities, and rely on our revolving credit facility for the issuance of trade letters of credit for certain purchases of inventory and for cash borrowings as needed. As of October 2, 2010, total cash and cash equivalents were $34.0 million, a decrease of $299.4 million from the $333.4 million reported as of December 31, 2009.

        Cash flows from operating activities used $70.7 million and provided $149.2 million in the fiscal nine months ended October 2, 2010 and October 3, 2009, respectively. The change from the prior period was primarily due to changes in working capital, which offset the higher net income in the current period. Accounts receivable increased more in the current period due to increased revenues and the timing of shipments and collections compared with the prior period. Inventory increased in the current period (compared with a decrease in the prior period) primarily due to increased customer orders, the timing of receipts and the clearance of excess inventories in our footwear and jeanswear businesses during the prior period. Accounts payable increased in the current period (compared with a decrease in the prior period) primarily due to the timing of inventory payments during the prior period.

        Cash flows from investing activities used $200.8 million and $35.3 million in the first fiscal nine months of 2010 and 2009, respectively, primarily for the acquisition of Moda and SWH in 2010 and a $15.2 million investment in GRI in 2009, as well as the purchases of property and equipment.

        Cash flows from financing activities used $27.2 million and $297.5 million in the first fiscal nine months of 2010 and 2009, respectively.

        During the first fiscal nine months of 2009, we repurchased a total of $242.5 million of our 4.250% Senior Notes due 2009 for a payment of $237.7 million, and we paid $12.9 million in consent fees and $1.8 million of related costs.

        During the first fiscal nine months of 2009, we paid $30.0 million to enter into a secured revolving credit agreement expiring on March 13, 2012, and we paid $7.3 million during the first fiscal nine months of 2010 to amend the facility as described below and extend the expiration date to May 13, 2015.

        During the first fiscal nine months of 2010, we made a cash distribution of $19.0 million to the former owners of SWH as required by the acquisition agreement.

        We repurchased no common stock during the first fiscal nine months of 2010 and 2009. As of October 2, 2010, $304.1 million of Board authorized repurchases was still available. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition.

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

        Availability under the Credit Facility is determined in reference to a borrowing base consisting of a percentage of eligible inventory, accounts receivable, credit card receivables and licensee receivables, minus reserves determined by the joint collateral agents. At October 2, 2010, we had $16.3 million of borrowings and $39.0 million of letters of credit outstanding, and our remaining availability was $589.0 million. If availability under the Credit Facility falls below a stated level, we will be required to comply with a minimum fixed charge coverage ratio. The Credit Facility also contains affirmative and negative covenants that, among other things, will limit or restrict our ability to (1) incur indebtedness, (2) create liens, (3) merge, consolidate, liquidate or dissolve, (4) make investments (including acquisitions), loans or advances, (5) sell assets, (6) enter into sale and leaseback transactions, (7) enter into swap agreements, (8) make certain restricted payments (including dividends and other payments in respect of capital stock), (9) enter into transactions with affiliates, (10) enter into restrictive agreements, and (11) amend material documents. The Credit Facility is secured by a first priority lien on substantially all of our personal property.

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

        SWH has a $1.5 million unsecured borrowing facility with a lending institution that expires on October 1, 2011 and is renewable on an annual basis, under which no cash borrowings and $1.4 million in letters of credit were outstanding at October 2, 2010. Cash borrowings under this facility bear interest based on either the prevailing prime rate or the prevailing LIBOR rate plus 300 basis points. SWH also has a €0.3 million variable-rate unsecured borrowing facility with a European lending institution that expires in March 2011 and is renewable on an annual basis, under which no amounts were outstanding at October 2, 2010.

        On October 27, 2010, we announced that our Board of Directors had declared a quarterly cash dividend of $0.05 per share to all common stockholders of record as of November 12, 2010 for payment on November 26, 2010.

Economic Outlook
        Due to the current and expected future economic relationship between the United States and China, we may experience increased risk related to changes in foreign currency exchange rates should China allow the Yuan to rise in value against the Dollar. Should this occur, increased production costs for our goods manufactured in China could result.

        The recent economic environment has resulted in lower consumer confidence. This trend may lead to reduced consumer spending, which could affect our net sales and our future profitability. Additionally, reduced consumer spending, combined with the potential for rising costs related to changes in exchange rates between the U.S. Dollar and the Chinese Yuan and increasing Chinese labor and commodity prices, may reduce our gross profit margins. Should these factors occur, they could have a material adverse effect on our business.

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

        We also have interest rate exposures on our secured revolving line of credit with respect to United States and Canadian short-term interest rates. We had $651.5 million of such variable-rate credit facilities available at October 2, 2010, under which $16.3 million of cash borrowings and $40.4 million of letters of credit were outstanding at October 2, 2010.

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

        We have made changes to our internal controls and procedures over financial reporting to address the implementation of SAP, an enterprise resource planning ("ERP") system. SAP will integrate our operational and financial systems and expand the functionality of our financial reporting processes. We began the process of implementing SAP throughout The Jones Group Inc. and our consolidated subsidiaries during the fourth quarter of 2006. During the third fiscal quarter of 2010, our jewelry business was converted to this system. We have adequately controlled the transition to the new processes and controls, with no negative impact to our internal control environment. We expect to continue the implementation of this system to all locations over a multi-year period. As the phased implementation occurs, we will experience changes in internal control over financial reporting each quarter. We expect this ERP system to further advance our control environment by automating manual processes, improving management visibility and standardizing processes as its full capabilities are utilized.

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

THE JONES GROUP INC.
(Registrant)

Date: October 27, 2010	By /s/ Wesley R. Card WESLEY R. CARD Chief Executive Officer By /s/ John T. McClain JOHN T. McCLAIN Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1*	Articles of incorporation, as amended.
10.1*	Summary Sheet of Compensation of Non-Management Directors of The Jones Group Inc.+
12*	Computation of Ratio of Earnings to Fixed Charges.
31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32[o]	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

____________
* Filed herewith.
o Furnished herewith.
+ Management contract or compensatory plan or arrangement.