Form 10-Q
period 2011-04-02
JONES GROUP INC
filed 2011-04-28
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock $.01 par value	Outstanding at April 27, 2011 87,453,321

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Jones Group Inc.
Consolidated Balance Sheets
(All amounts in millions, except per share data)

	April 2, 2011		April 3, 2010	December 31, 2010
ASSETS	(Unaudited	)	(Unaudited )
CURRENT ASSETS:
Cash and cash equivalents	$306.5		$222.2	$200.8
Accounts receivable	506.4		441.4	345.6
Inventories, primarily finished goods	452.6		353.6	465.9
Prepaid and refundable income taxes	0.5		0.2	18.7
Deferred taxes	31.3		30.4	28.0
Prepaid expenses and other current assets	39.0		35.1	32.1
TOTAL CURRENT ASSETS	1,336.3		1,082.9	1,091.1
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $570.0, $544.8 and $553.1	245.0		231.7	226.4
GOODWILL	161.8		46.7	161.8
OTHER INTANGIBLES, at cost, less accumulated amortization	725.0		584.6	726.7
INVESTMENT IN AND LOANS TO UNCONSOLIDATED AFFILIATE	42.6		39.7	40.2
OTHER ASSETS	94.8		69.7	86.2
TOTAL ASSETS	$2,605.5		$2,055.3	$2,332.4
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$1.9		$2.3	$1.8
Current portion of acquisition consideration payable	21.9		-	14.1
Accounts payable	177.1		160.4	213.4
Income taxes payable	0.2		11.3	-
Accrued employee compensation and benefits	30.7		27.5	49.3
Accrued expenses and other current liabilities	93.6		77.3	93.1
TOTAL CURRENT LIABILITIES	325.4		278.8	371.7
NONCURRENT LIABILITIES:
Long-term debt	809.6		499.5	509.9
Obligations under capital leases	24.7		26.5	25.2
Deferred taxes	14.0		9.3	0.3
Income taxes payable	6.4		8.4	6.3
Acquisition consideration payable	193.5		21.0	201.3
Other noncurrent liabilities	71.0		76.1	79.4
TOTAL NONCURRENT LIABILITIES	1,119.2		640.8	822.4
TOTAL LIABILITIES	1,444.6		919.6	1,194.1
COMMITMENTS AND CONTINGENCIES	-		-	-
EQUITY:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-		-	-
Common stock, $.01 par value - shares authorized 200.0; issued 87.5, 158.5 and 86.4	0.9		1.6	0.9
Additional paid-in capital	545.2		1,367.8	541.9
Retained earnings	620.0		1,599.3	603.8
Accumulated other comprehensive loss	(5.4)		(6.9)	(8.4)
Treasury stock, 71.4 shares at April 3, 2010, at cost	-		(1,826.3)	-
TOTAL JONES STOCKHOLDERS' EQUITY	1,160.7		1,135.5	1,138.2
Noncontrolling interest	0.2		0.2	0.1
TOTAL EQUITY	1,160.9		1,135.7	1,138.3
TOTAL LIABILITIES AND EQUITY	$2,605.5		$2,055.3	$2,332.4

See accompanying notes to consolidated financial statements

The Jones Group Inc.
 Consolidated Statements of Operations (Unaudited)
(All amounts in millions, except per share data)

	Fiscal Quarter Ended
	April 2, 2011	April 3, 2010
Net sales	$949.0	$876.1
Licensing income	12.1	11.0
Other revenues	0.2	0.2
Total revenues	961.3	887.3
Cost of goods sold	630.6	561.1
Gross profit	330.7	326.2
Selling, general and administrative expenses	269.5	249.9
Operating income	61.2	76.3
Interest income	0.2	0.4
Interest expense and financing costs	21.3	12.4
Equity in income (loss) of unconsolidated affiliate	1.3	(1.8)
Income before provision for income taxes	41.4	62.5
Provision for income taxes	15.5	23.1
Net income	25.9	39.4
Less: income attributable to noncontrolling interest	0.2	0.2
Income attributable to Jones	$25.7	$39.2
Earnings per common share attributable to Jones
Basic	$0.30	$0.46
Diluted	0.30	0.45
Weighted-average common shares outstanding
Basic	82.2	82.0
Diluted	83.4	82.4
Dividends declared per share	$0.05	$0.05

See accompanying notes to consolidated financial statements

The Jones Group Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(All amounts in millions, except per share data)

	Number of common shares outstanding	Total equity	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Non-controlling interest
Balance, January 1, 2010	85.4	$1,092.5	$1.6	$1,360.3	$1,564.4	$(7.6)	$(1,826.3)	$0.1
Fiscal quarter ended April 3, 2010:
Comprehensive income:
Net income	-	39.4	-	-	39.2	-	-	0.2
Change in fair value of cash flow hedges	-	(0.1)	-	-	-	(0.1)	-	-
Reclassification adjustment for hedge gains and losses included in net income	-	0.1	-	-	-	0.1	-	-
Foreign currency translation adjustments	-	0.7	-	-	-	0.7	-	-
Total comprehensive income		40.1
Issuance of restricted stock to employees, net of forfeitures	1.7	-	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	9.2	-	9.2	-	-	-	-
Distributions to noncontrolling interest	-	(0.1)	-	-	-	-	-	(0.1)
Tax effects from vesting of restricted stock	-	(1.6)	-	(1.6)	-	-	-	-
Tax effects of expired employee stock options	-	(0.1)	-	(0.1)	-	-	-	-
Dividends on common stock ($0.05 per share)	-	(4.3)	-	-	(4.3)	-	-	-
Balance, April 3, 2010	87.1	$1,135.7	$1.6	$1,367.8	$1,599.3	$(6.9)	$(1,826.3)	$0.2
Balance, January 1, 2011	86.4	$1,138.3	$0.9	$541.9	$603.8	$(8.4)	$-	$0.1
Fiscal quarter ended April 2, 2011:
Comprehensive income:
Net income	-	25.9	-	-	25.7	-	-	0.2
Change in fair value of cash flow hedges, net of $0.2 tax benefit	-	(0.4)	-	-	-	(0.4)	-	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.1 tax benefit	-	0.1	-	-	-	0.1	-	-
Foreign currency translation adjustments	-	3.3	-	-	-	3.3	-	-
Total comprehensive income		28.9
Issuance of restricted stock to employees, net of forfeitures	1.8	-	-	-	-	-	-	-
Amortization expense in connection with restricted stock	-	8.2	-	8.2	-	-	-	-
Distributions to noncontrolling interest	-	(0.1)	-	-	-	-	-	(0.1)
Tax effects from vesting of restricted stock	-	1.0	-	1.0	-	-	-	-
Tax effects of expired employee stock options	-	(1.1)	-	(1.1)	-	-	-	-
Treasury stock acquired	(0.7)	(10.0)	-	(4.8)	(5.2)	-	-	-
Dividends on common stock ($0.05 per share)	-	(4.4)	-	-	(4.4)	-	-	-
Other	-	0.1	-	-	0.1	-	-	-
Balance, April 2, 2011	87.5	$1,160.9	$0.9	$545.2	$620.0	$(5.4)	$-	$0.2

See accompanying notes to consolidated financial statements

The Jones Group Inc.
Consolidated Statements of Cash Flows (Unaudited)
(All amounts in millions)

	Fiscal Quarter Ended
	April 2, 2011	April 3, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25.9	$39.4
Adjustments to reconcile net income to net cash used in operating activities, net of acquisitions:
Amortization of employee stock options and restricted stock	8.2	9.2
Depreciation and other amortization	18.5	20.9
Impairment losses on property, plant and equipment	1.6	0.7
Adjustments to acquisition consideration payable	8.7	0.8
Equity in (income) loss of unconsolidated affiliate	(1.3)	1.8
Provision for (recovery of) losses on accounts receivable	0.2	(0.3)
Deferred taxes	9.7	11.1
Fair value adjustments related to interest rate swaps and cap	2.2	-
Other items, net	0.2	0.2
Changes in operating assets and liabilities:
Accounts receivable	(159.8)	(136.2)
Inventories	13.9	23.0
Prepaid expenses and other current assets	(6.7)	(9.2)
Other assets	(3.8)	(2.7)
Accounts payable	(36.4)	(25.2)
Income taxes payable/prepaid income taxes	18.4	10.8
Accrued expenses and other current liabilities	(21.7)	(23.3)
Acquisition consideration payable	(4.5)	-
Other liabilities	(10.1)	(7.2)
Total adjustments	(162.7)	(125.6)
Net cash used in operating activities	(136.8)	(86.2)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(32.9)	(8.7)
Acquisition of Moda Nicola International, LLC	-	(11.5)
Net cash used in investing activities	(32.9)	(20.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of 6.875% Senior Notes due 2019	300.0	-
Debt issuance costs	(6.4)	-
Dividends paid	(4.3)	(4.3)
Acquisition of treasury stock	(10.0)	-
Payments of acquisition consideration payable	(4.2)	-
Other items, net	1.0	(0.8)
Net cash provided by (used in) financing activities	276.1	(5.1)
EFFECT OF EXCHANGE RATES ON CASH	(0.7)	0.3
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	105.7	(111.2)
CASH AND CASH EQUIVALENTS, BEGINNING	200.8	333.4
CASH AND CASH EQUIVALENTS, ENDING	$306.5	$222.2

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

        In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 2011.

        Distribution costs. Our cost of sales may not be comparable to those of other entities, since some entities include all of the costs associated with their distribution functions in cost of sales while we include these costs in selling, general and administrative ("SG&A") expenses. Distribution costs included in SG&A expenses for the fiscal quarters ended April 2, 2011 and April 3, 2010 were $25.1 million and $25.4 million, respectively.

EARNINGS PER SHARE

        The computation of basic and diluted earnings per share is as follows:

(In millions, except per share amounts)	Fiscal Quarter Ended
	April 2, 2011	April 3, 2010

Net income	$25.9	$39.4
Less: income attributable to noncontrolling interest	0.2	0.2
Income attributable to Jones	25.7	39.2
Less: income allocated to participating securities	0.8	1.7
Income available to common stockholders of Jones	$24.9	$37.5
Weighted-average common shares outstanding - basic	82.2	82.0
Effect of dilutive employee stock options and restricted stock	1.2	0.4
Weighted-average common shares outstanding - diluted	83.4	82.4
Earnings per common share attributable to Jones
Basic	$0.30	$0.46
Diluted	0.30	0.45

ACQUISITIONS

Moda Nicola International, LLC

        On February 4, 2010, we acquired 100% of the membership interests in Moda Nicola International, LLC ("Moda"), a privately-held designer, marketer and wholesaler of women's contemporary eveningwear and sportswear, and owner of the Robert Rodriguez Collection, for $35.7 million. Under the terms of the agreement, we made cash payments of $14.4 million to the selling members of Moda. We deferred $2.5 million of the purchase price, with payment subject to an indemnification holding period as set forth in the acquisition agreement. The selling members of Moda are also entitled to receive future cash payments upon achievement of certain financial targets set within the agreement for the years 2011 through 2014. At the acquisition date, we recorded an acquisition consideration liability for $18.8 million, based on projected revenues and gross margins of the acquired business and a discount factor based on an estimated weighted average cost of capital. Adjustments to this liability are recorded as an SG&A expense in our wholesale better apparel segment. At April 2, 2011, the liability was $22.7 million, with $(0.2) million and $0.8 million recorded as SG&A expenses during the fiscal quarters ended April 2, 2011 and April 3, 2010, respectively.

        We pursued the acquisition of Moda to increase our presence in the contemporary apparel market and to further develop a business portfolio with significant growth opportunities. Moda is reported as part of our wholesale better apparel segment.

        The following table summarizes the fair values of the assets acquired and liabilities assumed from Moda on February 4, 2010.

(In millions)	Amortization life (in months)	Fair Value
Current assets		$3.2
Property, plant and equipment		0.2
Intangible assets:
Goodwill		6.6
Customer relationships	120	7.9
Trademarks	240	17.0
Covenants not to compete	59	0.2
Order backlog	3	1.7
Total assets acquired		36.8
Current liabilities		1.1
Total purchase price		$35.7

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

        The following table provides total revenues and results of operations from the acquired Moda business included in our results for the fiscal quarter ended April 3, 2010 subsequent to the acquisition.

(In millions)	Fiscal Quarter Ended April 3, 2010
Total revenues	$4.4
Loss before provision for income taxes	(0.7)

Stuart Weitzman Holdings, LLC

        On June 2, 2010, we acquired 55% of the membership interests in Stuart Weitzman Holdings, LLC ("SWH"), a privately-held designer and manufacturer of women's salon footwear and accessories under the Stuart Weitzman label. SWH markets its products in fine specialty and department stores worldwide and in its own chain of retail stores in the U.S. and abroad.

        Under the terms of the agreement, the acquisition will occur in two stages. We made an initial cash payment of $180.3 million for a 55% interest in SWH. The purchase of the remaining 45% will occur on

December 31, 2012. The remaining purchase price will be determined under a formula set forth in the agreement, which is based upon the financial results of SWH from 2010 through 2012. We recorded all SWH's identifiable assets, SWH's liabilities assumed and the noncontrolling interest at fair value under the acquisition method. Due to our obligation to purchase the remaining 45% interest, the noncontrolling interest is classified as a liability, with adjustments to the liability recorded as interest expense. We recorded a liability of $181.8 million for the initial value of the projected payments for the remaining 45% interest, based on probability-weighted projected earnings before interest, taxes, depreciation and amortization (as defined in the agreement) of the acquired business and cash distributions that are required by the agreement to be disbursed for 2010 through 2012, using a discount factor based on an estimated weighted average cost of capital. At April 2, 2011, the fair value of the liability was $191.2 million, with $8.9 million recorded as interest expense and $8.7 million of payments recorded during the fiscal quarter ended April 2, 2011.

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

        The following table provides pro forma total revenues and results of operations for the fiscal quarter ended April 3, 2010 as if Moda and SWH had been acquired on January 1, 2009. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as amortization expense on intangible assets acquired from Moda and SWH resulting from the fair valuation of assets acquired. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Moda or SWH. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed at the beginning of 2009, nor are they indicative of the future operating results of the combined companies.

(In millions, except per share amounts)
Total revenues	$944.9
Net income	41.4
Earnings per common share attributable to Jones
Basic	0.48
Diluted	0.48

        The pro forma earnings for the fiscal quarter ended April 3, 2010 were adjusted to exclude $0.6 million of acquisition-related expenses incurred during the quarter and $1.4 million of nonrecurring expense related to the fair value of acquisition-date order backlogs.

Acquisition Expenses

        During the fiscal quarter ended April 3, 2010, pretax charges totaling $0.6 million were recorded for legal expenses and other transactions related to the Moda acquisition. These charges, which were expensed in accordance with the accounting guidance for business combinations, were recorded as SG&A costs in our licensing, other and eliminations segment.

ACCOUNTS RECEIVABLE

        Accounts receivable consist of the following:

(In millions)	April 2, 2011	April 3, 2010	December 31, 2010
Trade accounts receivable	$544.9	$476.4	$374.1
Allowances for doubtful accounts, returns, discounts and co-op advertising	(38.5)	(35.0)	(28.5)
	$506.4	$441.4	$345.6

        Due to our 25% ownership interest in GRI, GRI is deemed to be a related party. Included in accounts receivable are amounts due from GRI in the amount of $18.2 million, $35.1 million and $25.4 million at April 2, 2011, April 3, 2010 and December 31, 2010, respectively. Net revenues from GRI amounted to $14.5 million and $15.1 million for the fiscal quarters ended April 2, 2011 and April 3, 2010, respectively. On April 23, 2009, we converted $10.0 million of the outstanding GRI accounts receivable to a three-year interest-bearing convertible note. GRI has the option, during the 90-day period that begins when the audited financial statements for the GRI fiscal year ending January 31, 2011 become available (or such shorter period that ends on the maturity date of the note), to convert the note into common shares of GRI at a conversion rate based on the greater of eight times the net income of GRI for such fiscal year, or an appraised value determined as of that date.

ACCRUED RESTRUCTURING COSTS

Jewelry

        During 2009, we decided to discontinue the domestic manufacturing, product development and sourcing activities of our jewelry business, and also announced the closing of our jewelry distribution center during 2010. We accrued $0.2 million of lease termination costs in the fiscal quarter ended April 2, 2011 and we accrued $0.1 million of termination benefits and associated employee costs in the fiscal quarter ended April 3, 2010. These costs are reported as SG&A expenses in the wholesale footwear and accessories segment.

        The details of the jewelry restructuring accruals are as follows:

(In millions)	One-time termination benefits	Lease obligations	Total jewelry restructuring
Balance, January 1, 2010	$2.9	$-	$2.9
Additions	0.1	-	0.1
Payments and reductions	(1.2)	-	(1.2)
Balance, April 3, 2010	$1.8	$-	$1.8
Balance, January 1, 2011	$1.3	$2.3	$3.6
Additions	-	0.2	0.2
Payments and reductions	(1.2)	(0.5)	(1.7)
Balance, April 2, 2011	$0.1	$2.0	$2.1

        We utilized $1.2 million of the termination benefits accrual in each of the fiscal quarters ended April 3, 2010 and April 2, 2011 (relating to full or partial severance for 28 and 37 employees, respectively). The net accrual of $1.8 million at April 3, 2010 is reported as accrued expenses and other current liabilities. The net accrual of $2.1 million at April 2, 2011 is reported as $0.6 million of accrued expenses and other current liabilities and $1.5 million of other noncurrent liabilities.

Texas Warehouse

        On December 1, 2009, we announced the closing of warehouse facilities in Socorro, Texas. We accrued $3.4 million of termination benefits and associated employee costs for 220 employees, of which $0.1 million was recorded in the fiscal quarter ended April 3, 2010. During 2010, we also recorded $6.9 million of lease obligation costs relating to the warehouse. These costs are reported as SG&A expenses in the wholesale jeanswear segment. The closing was substantially completed by the end of April 2010.

        The details of the Texas warehouse restructuring accruals are as follows:

(In millions)	One-time termination benefits	Lease obligations	Total Texas warehouse restructuring
Balance, January 1, 2010	$3.1	$-	$3.1
Additions	0.1	-	0.1
Payments and reductions	(0.2)	-	(0.2)
Balance, April 3, 2010	$3.0	$-	$3.0
Balance, January 1, 2011	$-	$4.1	$4.1
Payments and reductions	-	(1.1)	(1.1)
Balance, April 2, 2011	$-	$3.0	$3.0

        During the fiscal quarter ended April 3, 2010, $0.2 million of the accruals relating to termination benefits were utilized (relating to severance for 28 employees). The net accruals of $3.0 million at both April 3, 2010 and April 2, 2011 are reported as accrued expenses and other current liabilities.

Other Restructurings

        Moderate Apparel Restructuring. In connection with the exit from and reorganization of certain moderate apparel product lines, we decided to close certain New York offices, and on October 9, 2007, we announced the closing of warehouse facilities in Goose Creek, South Carolina. Prior to 2010, we recorded $2.0 million of lease obligation costs as selling, general and administrative expenses in our wholesale jeanswear segment relating to one of the warehouse facilities. During the fiscal quarter ended April 3, 2010, we reversed $1.3 million of lease obligation costs as SG&A expenses in our wholesale jeanswear segment relating to a sublease of one of the warehouse facilities.

        Retail Stores. We continue to review our retail operations for underperforming locations. As a result of this review, we have decided to close retail locations that no longer provide strategic benefits. During the fiscal quarters ended April 3, 2010 and April 2, 2011, we closed 61 and 27 locations, respectively, and anticipate closing additional locations in 2011. Total termination benefits and associated employee costs are expected to be $8.2 million for approximately 1,590 employees, including both store employees and administrative support personnel. We recorded $0.1 million and $0.6 million of employee termination costs in the fiscal quarters ended April 3, 2010 and April 2, 2011, respectively. In connection with our decision to close these stores, we reviewed the associated long-term assets for impairments. As a result of this review, we recorded $0.7 million and $1.2 million of impairment losses during the fiscal quarters ended April 3, 2010 and April 2, 2011, respectively, on leasehold improvements and furniture and fixtures located in the stores to be closed. These costs are reported as SG&A expenses in the retail segment.

        California Restructuring. On February 15, 2011, we announced the closing of our Commerce, California design facility. In connection with this closing, we accrued $0.6 million of termination benefits and associated employee costs for 17 employees. These costs are reported as SG&A expenses in our wholesale jeanswear segment.

        The details of these restructuring accruals are as follows:

(In millions)	Moderate restructuring	Retail stores	California restructuring
Balance, January 1, 2010	$2.0	$1.9	$-
(Reversals) additions	(1.3)	0.1	-
Payments and reductions	(0.2)	(0.5)	-
Balance, April 3, 2010	$0.5	$1.5	$-
Balance, January 1, 2011	$0.3	$2.2	$-
Additions	-	0.6	0.6
Payments and reductions	-	(1.5)	-
Balance, April 2, 2011	$0.3	$1.3	$0.6

        During the fiscal quarters ended April 3, 2010 and April 2, 2011, $0.5 million and $1.5 million of the termination benefits accrual were utilized (relating to partial or full severance for 250 and 234 employees, respectively). The net accrual of $2.0 million at April 3, 2010 is reported as $1.6 million of accrued expenses and other current liabilities and $0.4 million of other noncurrent liabilities. The net accrual of $2.2 million at April 2, 2011 is reported as $2.1 million of accrued expenses and other current liabilities and $0.1 million of other noncurrent liabilities.

GOODWILL

        The following table presents, by segment and in total, changes in the carrying amount of goodwill for the fiscal quarter ended April 3, 2010. There were no changes to our goodwill balances for the fiscal quarter ended April 2, 2011.

(In millions)	Wholesale Better Apparel	Wholesale Jeanswear	Wholesale Footwear & Accessories	Retail	Total
Balance, January 1, 2010
Goodwill	$40.1	$519.2	$813.2	$120.6	$1,493.1
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	(1,453.0)
Net goodwill	40.1	-	-	-	40.1
Addition from acquisition of Moda	6.6	-	-	-	6.6
Balance, April 3, 2010
Goodwill	46.7	519.2	813.2	120.6	1,499.7
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	(1,453.0)
Net goodwill	$46.7	$-	$115.1	$-	$46.7
Balance, December 31, 2010 and April 2, 2011
Goodwill	46.7	519.2	928.3	120.6	1,614.8
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	(1,453.0)
Net goodwill	$46.7	$-	$115.1	$-	$161.8

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

        In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis at April 3, 2010, December 31, 2010 and April 2, 2011.

(In millions)
Description	Classification	Total Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
April 3, 2010:
Rabbi Trust assets	Prepaid expenses and other current assets	$8.2	$8.2	$-	$-
	Total assets	$8.2	$8.2	$-	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$8.2	$8.2	$-	$-
Canadian Dollar - U.S. Dollar forward contracts	Accrued expenses and other current liabilities	0.2	-	0.2	-
Deferred director fees	Accrued expenses and other current liabilities	1.4	1.4	-	-
Acquisition consideration	Acquisition consideration payable, net of current portion	19.6	-	-	19.6
	Total liabilities	$29.4	$9.6	$0.2	$19.6
December 31, 2010:
Rabbi Trust assets	Prepaid expenses and other current assets	$9.1	$9.1	$-	$-
Interest rate cap	Other long-term assets	1.3	-	1.3	-
	Total assets	$10.4	$9.1	$1.3	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$9.1	$9.1	$-	$-
Canadian Dollar - U.S. Dollar forward contracts	Accrued expenses and other current liabilities	0.5	-	0.5	-
Interest rate swaps	Other long-term liabilities	0.6	-	0.6	-
Deferred director fees	Accrued expenses and other current liabilities	1.2	1.2	-	-
Acquisition consideration	Current portion of acquisition consideration payable	14.1	-	-	14.1
5.125% Senior Notes due 2014	Long-term debt	260.0	-	260.0	-
Acquisition consideration	Acquisition consideration payable, net of current portion	199.8	-	-	199.8
	Total liabilities	$485.3	$10.3	$261.1	$213.9
April 2, 2011:
Rabbi Trust assets	Prepaid expenses and other current assets	$9.6	$9.6	$-	$-
Interest rate cap	Other long-term assets	1.1	-	1.1	-
	Total assets	$10.7	$9.6	$1.1	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$9.6	$9.6	$-	$-
Canadian Dollar - U.S. Dollar forward contracts	Accrued expenses and other current liabilities	0.8	-	0.8	-
Interest rate swaps	Other long-term liabilities	2.4	-	2.4	-
Deferred director fees	Accrued expenses and other current liabilities	1.1	1.1	-	-
Acquisition consideration	Current portion of acquisition consideration payable	21.9	-	-	21.9
5.125% Senior Notes due 2014	Long-term debt	258.4	-	258.4	-
Hedged portion of 6.875% Senior Notes due 2019	Long-term debt	151.3	-	151.3	-
Acquisition consideration	Acquisition consideration payable, net of current portion	192.0	-	-	192.0
	Total liabilities	$637.5	$10.7	$412.9	$213.9

        The following table presents the changes in Level 3 contingent consideration liability for the fiscal quarters ended April 3, 2010 and April 2, 2011.

(In millions)	Acquisition of Moda	Acquisition of SWH	Total Acquisition Consideration Payable
Beginning balance, January 1, 2010	$-	$-	$-
Acquisition	18.8	-	18.8
Total adjustments included in earnings	0.8	-	0.8
Balance, April 3, 2010	$19.6	$-	$19.6
Beginning balance, January 1, 2011	$22.9	$191.0	$213.9
Payments	-	(8.7)	(8.7)
Total adjustments included in earnings	(0.2)	8.9	8.7
Balance, April 2, 2011	$22.7	$191.2	$213.9

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        In accordance with the fair value hierarchy described above, the following table shows the fair value of our non-financial assets and liabilities that were required to be measured at fair value on a nonrecurring basis at April 3, 2010 and April 2, 2011, and the total losses recorded as a result of the remeasurement process.

(In millions)		Fair Value Measurements Using
Description	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total losses recorded for the fiscal quarter
At April 3, 2010:
Property and equipment	$-	$-	$-	$-	$0.7
At April 2, 2011:
Property and equipment	-	-	-	-	1.2
Transportation equipment	1.0	0.6	-	-	0.4

        During the fiscal quarters ended April 3, 2010 and April 2, 2011, property and equipment utilized in our retail operations with a carrying amount of $0.7 million and $1.2 million, respectively, were written down to a fair value of zero, primarily as a result of our decision to close underperforming retail locations. These losses were recorded as SG&A expenses in the retail segment. We consider long-term assets utilized in a retail location to be impaired when a pattern of operating losses at the location indicate that future operating losses are probable and that the resulting cash flows will not be sufficient to recover the carrying value of the associated long-term assets. During the fiscal quarter ended April 2, 2011, we determined that certain transportation equipment with a carrying value of $1.0 million had a fair value of $0.6 million based on quoted market prices. The loss of $0.4 million was recorded as SG&A expenses in the licensing, other and eliminations segment.

Financial Instruments

        As a result of our global operating and financing activities, we are exposed to changes in interest rates and foreign currency exchange rates which may adversely affect results of operations and financial condition. In seeking to minimize the risks and/or costs associated with such activities, we manage exposure to changes in interest rates and foreign currency exchange rates through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The instruments eligible for utilization include forward, option and swap agreements. We do not use financial instruments for trading or other speculative purposes. At April 2, 2011, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total notional value of US $15.9 million at a weighted-average exchange rate of $1.02 million maturing through November 2011.

        At April 2, 2011, April 3, 2010 and December 31, 2010, the fair values of cash and cash equivalents, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of the note receivable from GRI approximates the $10.0 million carrying value as it is a variable-rate instrument. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or exchange rates for the same or similar instruments, and the related carrying amounts are as follows:

(In millions)	April 2, 2011		April 3, 2010		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$809.7	$750.2	$499.5	$445.3	$510.0	$459.4
Interest rate swaps, net liability	2.4	2.4	-	-	0.6	0.6
Interest rate cap, net asset	1.2	1.2	-	-	1.3	1.3
Canadian Dollar - U.S. Dollar forward contracts, net liability	0.8	0.8	0.2	0.2	0.5	0.5

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

        Availability under the Credit Facility is determined with reference to a borrowing base consisting of a percentage of eligible inventory, accounts receivable, credit card receivables and licensee receivables, minus reserves determined by the joint collateral agents. At April 2, 2011, we had no cash borrowings and $21.4 million of letters of credit outstanding, and our remaining availability was $578.8 million. If availability under the Credit Facility falls below a stated level, we will be required to comply with a minimum fixed charge coverage ratio. The Credit Facility also contains affirmative and negative covenants that, among other things, will limit or restrict our ability to (1) incur indebtedness, (2) create liens, (3) merge, consolidate, liquidate or dissolve, (4) make investments (including acquisitions), loans or advances, (5) sell assets, (6) enter into sale and leaseback transactions, (7) enter into swap agreements, (8) make certain restricted payments (including dividends and other payments in respect of capital stock), (9) enter into transactions with affiliates, (10) enter into restrictive agreements, and (11) amend material documents. The Credit Facility is secured by a first priority lien on substantially all of our personal property.

        On April 28, 2011, we completed an amendment and restatement of our Credit Facility. The amended and restated terms and conditions provide for an extension of the maturity date from May 13, 2015 to April 28, 2016. The amendment and restatement also provides for, among other things, the following changes to the Credit Facility: (1) a split of the Credit Facility into a $350 million U.S.

commitment which may be drawn by the U.S. borrowers as revolving loans or letters of credit in U.S. dollars, and a $300 million international commitment which may be drawn by the U.S. borrowers or by any Canadian or European borrowers as revolving loans or letters of credit in euros, sterling, Canadian dollars, or U.S. dollars; (2) reductions in the interest rate spreads and commitment fees payable under the Credit Facility; (3) the addition of separate borrowing bases in each relevant European country, similar to the U.S. borrowing base (with variations in accordance with local law or practice); (4) changes in the U.S. borrowing base eligibility criteria for inventory in or in transit to Canada; (5) an increase in the cap on swingline loans; (6) reductions in the various availability levels below which (x) dominion periods are triggered, and (y) the borrowers must comply with certain financial and other covenants; (7) increases in various debt baskets, including a lifting of limits on the general unsecured debt basket and on unsecured and secured debt incurred by non-U.S. subsidiaries that are not loan parties, and the addition of a new lien basket for financings secured by intellectual property; (8) increases in various investments baskets and the addition of a new investments basket; (9) an increase in the general asset sales basket; and (10) reductions in the various thresholds to be met before we can make restricted payments or can prepay our bonds maturing in 2014.

        SWH has a $1.5 million unsecured borrowing facility with a lending institution that expires on October 1, 2011 and is renewable on an annual basis, under which no cash borrowings and $1.1 million in letters of credit were outstanding at April 2, 2011. Cash borrowings under this facility bear interest based on either the prevailing prime rate or the prevailing LIBOR rate plus 300 basis points. SWH also has a €0.3 million variable-rate unsecured borrowing facility with a European lending institution that expires in March 2012 and is renewable on an annual basis, under which no amounts were outstanding at April 2, 2011.

DERIVATIVES

        We recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either equity or net income, depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

Interest Rate Swaps and Caps

        On May 27, 2010, we entered into three interest rate swap transactions to effectively convert the entire amount of our $250 million fixed-rate 5.125% Senior Notes due 2014 (the "2014 Notes") to variable-rate debt. Under the terms of the transactions, we were required to make semiannual variable-rate payments to the counterparties calculated based on three-month LIBOR rates (that are reset on the 15th day of each calendar quarter) plus 2.92%, and the counterparties were obligated to make semiannual fixed-rate payments to us of 5.125%. Concurrently, we also entered into an interest rate cap, at a cost of $2.7 million, which limits our three-month LIBOR rate exposure to 5.0%. The swap and cap transactions had an effective date of June 1, 2010 and a termination date of November 15, 2014, the date the 2014 Notes mature. On October 18, 2010, we de-designated the hedging relationship between the swaps and the 2014 Notes and received $10.2 million upon termination of the swaps. The related fair market valuation adjustment to the 2014 Notes will be amortized as a reduction of interest expense over the remaining life of the 2014 Notes.

        On December 14, 2010, we entered into three additional interest rate swap transactions to effectively convert the entire amount of the 2014 Notes to variable-rate debt. Under the terms of the transactions, we are required to make semiannual variable-rate payments to the counterparties calculated based on three-month LIBOR rates (which are reset on the 15th day of each calendar quarter) plus 3.46%, and the counterparties were obligated to make semiannual fixed-rate payments to us of 5.125%. The swap transactions have an effective date of December 17, 2010 and a termination date of November 15, 2014, the date the 2014 Notes mature.

        On March 3, 2011, we entered into three additional interest rate swap transactions to effectively convert $150 million of our $300 million fixed-rate 6.875% Senior Notes due 2019 (the "2019 Notes") to variable-rate debt. Under the terms of the transactions, we are required to make semiannual variable-rate payments to the counterparties calculated based on three-month LIBOR rates (which are reset on the 15th day of each calendar quarter) plus 3.73%, and the counterparties were obligated to make semiannual fixed-rate payments to us of 6.875%. The swap transactions have an effective date of March 7, 2011 and a termination date of March 15, 2019, the date the 2019 Notes mature.

        The swap transactions were designated as hedges of the fair value of the related notes. The fair values of the swaps are recorded either as an asset or a liability, with changes in their fair values recorded through interest expense. The changes in fair value of the notes related to the hedged portion of the notes are also recorded through interest expense. As these changes in fair value will not exactly offset each other, the net effect on earnings represents the ineffectiveness of the hedging instruments. We evaluate effectiveness under the "long haul" method of accounting. The interest rate cap has not been designated as a hedging instrument; as a result, all changes in the fair value of the cap are recorded through interest expense.

        We recorded a net increase of $2.1 million in interest expense related to the ineffectiveness of the swaps and a $0.1 million increase in interest expense related to changes in the fair value of the cap during the fiscal quarter ended April 2, 2011.

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

        Since the foreign currency derivatives we use in our risk management strategies are highly effective hedges because all the critical terms of the derivative instruments match those of the hedged item, we record no ineffectiveness related to our cash flow hedges. If foreign currency exchange rates do not change from their April 2, 2011 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months will not be material.

        The U.S. Dollar notional amounts of our foreign currency forward exchange contracts outstanding at April 2, 2011, which mature at various dates through November 2011, and at April 3, 2010 and December 31, 2010 were $15.9 million, $5.0 million and $20.3 million, respectively.

Fair Values of Derivative Instruments

(In millions)	April 2, 2011		April 3, 2010		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contracts	Other long-term liabilities	$2.4		$-	Other long-term liabilities	$0.6
Foreign exchange contracts	Accrued expenses and other current liabilities	0.8	Accrued expenses and other current liabilities	0.2	Accrued expenses and other current liabilities	0.5
Total derivative liabilities		$3.2		$0.2		$1.1
Derivatives not designated as hedging instruments
Interest rate cap contract	Other long-term assets	$1.2		$-	Other long-term assets	$1.3

Effect of Derivatives on the Statement of Operations - Derivatives Designated as Hedging Instruments

(In millions)	Location of Pretax Gain (Loss) due to Ineffectiveness Recognized in Income	Amount of Pretax Gain (Loss) due to Ineffectiveness Recognized in Income
Derivate type		Fiscal Quarter Ended April 2, 2011	Fiscal Quarter Ended April 3, 2010
Interest rate swap contracts	Interest expense	$(2.1)	$-

(In millions)	Amount of Pretax Gain (Loss) Recognized in Other Comprehensive Income			Amount of Pretax Gain (Loss) Reclassified from Other Comprehensive Income into Income
Derivative type	Fiscal Quarter Ended April 2, 2011	Fiscal Quarter Ended April 3, 2010	Location of Pretax Gain (Loss) Reclassified from Other Comprehensive Income into Income	Fiscal Quarter Ended April 2, 2011	Fiscal Quarter Ended April 3, 2010
Canadian Dollar - U.S. Dollar forward contracts	$(0.6)	$(0.1)	Cost of sales	$(0.2)	$(0.1)

Effect of Derivatives on the Statement of Operations - Derivatives Not Designated as Hedging Instruments

(In millions)	Location of Pretax Gain (Loss) Recognized in Income	Amount of Pretax Gain (Loss) Recognized in Income
Derivate type		Fiscal Quarter Ended April 2, 2011	Fiscal Quarter Ended April 3, 2010
Interest rate swap contracts	Interest expense	$(0.1)	$-

STATEMENT OF CASH FLOWS

Fiscal Quarter Ended	April 2, 2011	April 3, 2010
(In millions)
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$6.6	$2.3
Net income tax (refunds) payments	(14.5)	0.2

Supplemental disclosures of non-cash investing and financing activities:
Restricted stock issued to employees	26.0	27.5
Acquisition consideration payable recorded for acquisition of Moda	-	18.8

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

PENSION PLANS

Components of Net Periodic Benefit Cost

(In millions)	Fiscal Quarter Ended
	April 2, 2011	April 3, 2010
Interest cost	$0.7	$0.7
Expected return on plan assets	(0.7)	(0.6)
Amortization of net loss	0.4	0.4
Net periodic benefit cost	$0.4	$0.5

Employer Contributions

        During the fiscal quarter ended April 2, 2011, we contributed $0.5 million to our defined benefit pension plans. We anticipate contributing a total of $4.8 million during 2011.

SEGMENT INFORMATION

        We identify operating segments based on, among other things, differences in products sold and the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operations are comprised of four reportable segments: wholesale better apparel, wholesale jeanswear, wholesale footwear and accessories, and retail. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores and our own retail stores, the retail segment includes operations by our own stores and e-commerce web sites, and income and expenses related to trademarks, licenses and general corporate functions are reported under "licensing, other and eliminations." We define segment income as operating income before net interest expense, goodwill impairment charges, gains or losses on sales of subsidiaries, equity in earnings of unconsolidated affiliates and income taxes. Summarized below are our revenues and income by reportable segment for the fiscal quarters ended April 2, 2011 and April 3, 2010. We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating profit and other financial information shown below.

(In millions)	Wholesale Better Apparel	Wholesale Jeanswear	Wholesale Footwear & Accessories	Retail	Licensing, Other & Eliminations	Consolidated
For the fiscal quarter ended April 2, 2011
Revenues from external customers	$295.1	$226.6	$282.7	$144.8	$12.1	$961.3
Intersegment revenues	34.2	1.5	16.2	-	(51.9)	-
Total revenues	329.3	228.1	298.9	144.8	(39.8)	961.3
Segment income (loss)	$43.9	$26.8	$29.0	$(24.6)	$(13.9)	61.2
Net interest expense						(21.1)
Equity in income of unconsolidated affiliate						1.3
Income before provision for income taxes						$41.4
For the fiscal quarter ended April 3, 2010
Revenues from external customers	$284.3	$219.8	$230.3	$141.9	$11.0	$887.3
Intersegment revenues	35.5	1.2	12.1	-	(48.8)	-
Total revenues	319.8	221.0	242.4	141.9	(37.8)	887.3
Segment income (loss)	$57.2	$36.9	$24.2	$(22.7)	$(19.3)	76.3
Net interest expense						(12.0)
Equity in loss of unconsolidated affiliate						(1.8)
Income before provision for income taxes						$62.5

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

Condensed Consolidating Balance Sheets
(In millions)

	April 2, 2011				December 31, 2010
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$280.6	$25.9	$-	$306.5	$163.0	$37.8	$-	$200.8
Accounts receivable	293.9	212.5	-	506.4	210.2	135.4	-	345.6
Inventories	289.9	162.6	0.1	452.6	289.4	176.5	-	465.9
Prepaid and refundable income taxes	9.7	0.2	(9.4)	0.5	3.3	0.1	15.3	18.7
Deferred taxes	20.5	10.8	-	31.3	15.1	12.9	-	28.0
Prepaid expenses and other current assets	25.1	13.9	-	39.0	22.1	10.0	-	32.1
TOTAL CURRENT ASSETS	919.7	425.9	(9.3)	1,336.3	703.1	372.7	15.3	1,091.1

Property, plant and equipment - net	81.1	163.9	-	245.0	75.1	151.3	-	226.4
Due from affiliates	-	1,485.1	(1,485.1)	-	-	1,512.4	(1,512.4)	-
Goodwill	46.7	115.1	-	161.8	46.7	115.1	-	161.8
Other intangibles - net	7.5	717.5	-	725.0	7.7	719.0	-	726.7
Deferred taxes	78.6	0.2	(78.8)	-	84.2	-	(84.2)	-
Investments in and loans to affiliates	2,717.4	42.6	(2,717.4)	42.6	2,677.5	40.2	(2,677.5)	40.2
Other assets	76.0	18.8	-	94.8	68.7	17.5	-	86.2
TOTAL ASSETS	$3,927.0	$2,969.1	$(4,290.6)	$2,605.5	$3,663.0	$2,928.2	$(4,258.8)	$2,332.4
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$-	$1.9	$-	$1.9	$-	$1.8	$-	$1.8
Current portion of acquisition consideration payable	21.9	-	-	21.9	14.1	-	-	14.1
Accounts payable	111.4	65.7	-	177.1	145.9	67.5	-	213.4
Income taxes payable	19.8	9.5	(29.1)	0.2	-	4.4	(4.4)	-
Accrued expenses and other current liabilities	74.3	50.0	-	124.3	85.5	56.9	-	142.4
TOTAL CURRENT LIABILITIES	227.4	127.1	(29.1)	325.4	245.5	130.6	(4.4)	371.7
NONCURRENT LIABILITIES:
Long-term debt	809.4	0.2	-	809.6	509.7	0.2	-	509.9
Obligations under capital leases	-	24.7	-	24.7	-	25.2	-	25.2
Deferred taxes	-	80.3	(66.3)	14.0	-	72.1	(71.8)	0.3
Income taxes payable	6.4	-	-	6.4	6.3	-	-	6.3
Acquisition consideration payable	192.1	1.4	-	193.5	199.9	1.4	-	201.3
Due to affiliates	1,485.1	-	(1,485.1)	-	1,512.4	-	(1,512.4)	-
Other	51.6	19.4	-	71.0	57.0	22.4	-	79.4
TOTAL NONCURRENT LIABILITIES	2,544.6	126.0	(1,551.4)	1,119.2	2,285.3	121.3	(1,584.2)	822.4
TOTAL LIABILITIES	2,772.0	253.1	(1,580.5)	1,444.6	2,530.8	251.9	(1,588.6)	1,194.1
EQUITY:
Common stock and additional paid-in capital	546.1	2,078.9	(2,078.9)	546.1	542.8	2,096.2	(2,096.2)	542.8
Retained earnings	614.3	628.3	(622.6)	620.0	597.8	574.9	(568.9)	603.8
Accumulated other comprehensive (loss) income	(5.4)	8.6	(8.6)	(5.4)	(8.4)	5.1	(5.1)	(8.4)
Total Jones stockholders' equity	1,155.0	2,715.8	(2,710.1)	1,160.7	1,132.2	2,676.2	(2,670.2)	1,138.2
Noncontrolling interest	-	0.2	-	0.2	-	0.1	-	0.1
TOTAL EQUITY	1,155.0	2,716.0	(2,710.1)	1,160.9	1,132.2	2,676.3	(2,670.2)	1,138.3
TOTAL LIABILITIES AND EQUITY	$3,927.0	$2,969.1	$(4,290.6)	$2,605.5	$3,663.0	$2,928.2	$(4,258.8)	$2,332.4

Condensed Consolidating Statements of Operations
(In millions)

	Fiscal Quarter Ended April 2, 2011				Fiscal Quarter Ended April 3, 2010
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net sales	$617.6	$336.2	$(4.8)	$949.0	$625.9	$253.8	$(3.6)	$876.1
Licensing income	-	12.1	-	12.1	-	11.0	-	11.0
Other revenues	0.2	-	-	0.2	0.2	-	-	0.2
Total revenues	617.8	348.3	(4.8)	961.3	626.1	264.8	(3.6)	887.3
Cost of goods sold	408.2	223.9	(1.5)	630.6	391.2	170.8	(0.9)	561.1
Gross profit	209.6	124.4	(3.3)	330.7	234.9	94.0	(2.7)	326.2
Selling, general and administrative expenses	220.7	52.1	(3.3)	269.5	224.0	28.4	(2.5)	249.9
Operating (loss) income	(11.1)	72.3	-	61.2	10.9	65.6	(0.2)	76.3
Net interest expense (income) and financing costs	22.6	(1.5)	-	21.1	13.4	(1.4)	-	12.0
Equity in income (loss) of unconsolidated affiliate	-	1.3	-	1.3	-	(1.8)	-	(1.8)
(Loss) income before (benefit) provision for income taxes and equity in earnings of subsidiaries	(33.7)	75.1	-	41.4	(2.5)	65.2	(0.2)	62.5
(Benefit) provision for income taxes	(5.9)	21.4	-	15.5	2.5	20.6	-	23.1
Equity in earnings of subsidiaries	53.5	-	(53.5)	-	44.5	-	(44.5)	-
Net income	25.7	53.7	(53.5)	25.9	39.5	44.6	(44.7)	39.4
Less: income attributable to noncontrolling interest	-	0.2	-	0.2	-	0.2	-	0.2
Income attributable to Jones	$25.7	$53.5	$(53.5)	$25.7	$39.5	$44.4	$(44.7)	$39.2

Condensed Consolidating Statements of Cash Flows
(In millions)

	Fiscal Quarter Ended April 2, 2011				Fiscal Quarter Ended April 3, 2010
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net cash (used in) provided by operating activities	$(145.0)	$18.8	$(10.6)	$(136.8)	$(90.4)	$4.2	$-	$(86.2)
Cash flows from investing activities:
Capital expenditures	(18.2)	(14.7)	-	(32.9)	(3.9)	(4.8)	-	(8.7)
Acquisition of Moda Nicola International, LLC	-	-	-	-	(11.5)	-	-	(11.5)
Net cash used in investing activities	(18.2)	(14.7)	-	(32.9)	(15.4)	(4.8)	-	(20.2)
Cash flows from financing activities:
Issuance of 6.875% Senior Notes due 2019	300.0	-	-	300.0	-	-	-	-
Debt issuance costs	(6.4)	-	-	(6.4)	-	-	-	-
Dividends paid	(4.3)	(10.6)	10.6	(4.3)	(4.3)	-	-	(4.3)
Acquisition of treasury stock	(10.0)	-	-	(10.0)	-	-	-	-
Payments of acquisition consideration payable	-	(4.2)	-	(4.2)	-	-	-	-
Other items, net	1.5	(0.5)	-	1.0	-	(0.8)	-	(0.8)
Net cash provided by (used in) financing activities	280.8	(15.3)	10.6	276.1	(4.3)	(0.8)	-	(5.1)
Effect of exchange rates on cash	-	(0.7)	-	(0.7)	-	0.3	-	0.3
Net increase (decrease) in cash and cash equivalents	117.6	(11.9)	-	105.7	(110.1)	(1.1)	-	(111.2)
Cash and cash equivalents, beginning	163.0	37.8	-	200.8	322.1	11.3	-	333.4
Cash and cash equivalents, ending	$280.6	$25.9	$-	$306.5	$212.0	$10.2	$-	$222.2

NEW ACCOUNTING STANDARDS

        In April 2011, FASB issued ASU 2011-02, "Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring." ASU 2011-02 provides amendments to Topic 310 to clarify which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early adoption is permitted. The adoption of ASU No. 2011-02 will not have an impact on our results of operations or our financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion provides information and analysis of our results of operations for the 13 week periods ended April 2, 2011 (hereinafter referred to as the "first fiscal quarter of 2011") and April 3, 2010 (hereinafter referred to as the "first fiscal quarter of 2010") and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

Executive Overview

        We design, contract for the manufacture of and market a broad range of women's collection sportswear, suits and dresses, casual sportswear and jeanswear for women and children, women's footwear and accessories and men's jeanswear. We sell our products through a broad array of distribution channels, including better specialty and department stores and mass merchandisers, primarily in the United States and Canada. We also operate our own network of retail and factory outlet stores and several e-commerce web sites. In addition, we license the use of several of our brand names to select manufacturers and distributors of women's and men's apparel and accessories worldwide.

        During 2011 to date, the following significant events took place:

  on February 1, 2011, we announced the launch of "ShoelaborationsTM," a creative platform that seeks talented individuals doing original work in their unique artistic areas and allows them the opportunity to collaborate on a rotating basis with Nine West;
  on March 7, 2011, we announced that we successfully issued $300 million of 6.875% Senior Notes due 2019; and
  on April 28, 2011, we announced an amendment and extension of our existing $650 million senior credit facility to provide for additional international subfacilities and a decrease in fees and interest rates to current market rates and to extend the maturity date to April 28, 2016.

Retail store closings

        We continue to review our retail operations for underperforming locations. As a result of this review, we have decided to close retail locations that no longer provide strategic benefits. During 2009 and 2010, we closed 99 and 191 locations, respectively, we closed 27 locations during the first fiscal quarter of 2011, and we anticipate closing additional locations in 2011. We accrued $0.1 million and $0.6 million of termination benefits and associated employee costs during the first fiscal quarters of 2010 and 2011, respectively. In connection with our decision to close these stores, we reviewed the associated long-term assets for impairments. As a result of this review, we recorded $0.7 million and $1.2 million of impairment losses during the first fiscal quarters of 2010 and 2011, respectively, on leasehold improvements and furniture and fixtures located in the stores to be closed. These costs are reported as selling, general and administrative ("SG&A") expenses in the retail segment.

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

Results of Operations

Statements of Operations Stated in Dollars and as a Percentage of Total Revenues
(In millions)	Fiscal Quarter Ended
	April 2, 2011		April 3, 2010
Net sales	$949.0	98.7%	$876.1	98.7%
Licensing income	12.1	1.3	11.0	1.2
Other revenues	0.2	0.0	0.2	0.0
Total revenues	961.3	100.0	887.3	100.0
Cost of goods sold	630.6	65.6	561.1	63.2
Gross profit	330.7	34.4	326.2	36.8
Selling, general and administrative expenses	269.5	28.0	249.9	28.2
Operating income	61.2	6.4	76.3	8.6
Net interest expense and financing costs	21.1	2.2	12.0	1.4
Equity in income (loss) of unconsolidated affiliate	1.3	0.1	(1.8)	(0.2)
Income before provision for income taxes	41.4	4.3	62.5	7.0
Provision for income taxes	15.5	1.6	23.1	2.6
Net income	25.9	2.7	39.4	4.4
Less: income attributable to noncontrolling interest	0.2	0.0	0.2	0.0
Income attributable to Jones	$25.7	2.7%	$39.2	4.4%

Percentage totals may not add due to rounding.

Fiscal Quarter Ended April 2, 2011 Compared with Fiscal Quarter Ended April 3, 2010

        Revenues. Total revenues for the first fiscal quarter of 2011 were $961.3 million, compared with $887.3 million for the first fiscal quarter of 2010, an increase of 8.3%. Revenues by segment were as follows:

(In millions)	First Fiscal Quarter of 2011	First Fiscal Quarter of 2010	Increase	Percent Change
Wholesale better apparel	$295.1	$284.3	$10.8	3.8%
Wholesale jeanswear	226.6	219.8	6.8	3.1
Wholesale footwear and accessories	282.7	230.3	52.4	22.8
Retail	144.8	141.9	2.9	2.0
Licensing and other	12.1	11.0	1.1	10.0
Total revenues	$961.3	$887.3	$74.0	8.3%

        Wholesale better apparel revenues increased $10.8 million, primarily due to sales of the Jessica Simpson product lines launched in Fall 2010 and increased shipments of our Jones Studio Separates and Nine West dress and suit products due to product performance at retail. The increase in revenues also included a $0.6 million favorable effect of changes in exchange rates between the U.S. and Canadian Dollars.

        Wholesale jeanswear revenues increased $6.8 million, primarily due to increased shipments of our private label products due to the timing of certain private label programs and increased shipments of our Gloria Vanderbilt and Bandolino product lines due to product performance at retail. These increases were partially offset by reduced shipments of our Energie product line due to the performance of the product at retail and product assortment issues.

        Wholesale footwear and accessories revenues increased $52.4 million, primarily due to $47.9 million in sales of the acquired Stuart Weitzman product line, an increase in shipments of our AK Anne Klein product line due to product performance at retail and an increase in our international business due to improved global economic conditions and product performance. These increases were partially offset by decreased shipments of our Easy Spirit and Bandolino product lines due to product performance at retail and decreased shipments of our licensed Dockers(R) products due to a major customer discontinuing the product line.

        Retail revenues increased $2.9 million. Revenue increases of $14.2 million related to the acquired Stuart Weitzman stores and a 1.5% increase in comparable store sales ($1.8 million) resulting from product performance were partially offset by a net $13.1 million reduction in revenues primarily related to our program to close underperforming locations. We operated approximately 168 (on average, net of openings) fewer stores in the current period than in the prior period. We began 2011 with 803 retail locations and had a net decrease of 38 locations to end the period with 765 locations, compared with 877 locations at the end of the prior period. Our comparable e-commerce business sales increased 24.7% ($3.3 million), our comparable footwear store sales decreased 2.8% ($2.0 million) and our comparable apparel store sales increased 1.4% ($0.5 million). Comparable stores are locations (including e-commerce sites) that have been open for a full year, are not scheduled to close in the current period and are not scheduled for an expansion or downsize by more than 25% or relocation to a different street or mall. The increase in revenues also included a $0.4 million favorable effect of changes in exchange rates between the U.S. and Canadian Dollars.

        Licensing and other revenues increased $1.1 million, primarily due to increased sales volume of our licensees and $0.1 million of SWH licensing revenues.

        Gross Profit. The gross profit margins were 34.4% and 36.8% for the first fiscal quarters of 2011 and 2010, respectively.

        Wholesale better apparel gross profit margins were 35.9% and 38.2% for the first fiscal quarters of 2011 and 2010, respectively. The decrease was largely due to higher raw material and labor costs.

        Wholesale jeanswear gross profit margins were 25.2% and 30.5% for the first fiscal quarters of 2011 and 2010, respectively. The decrease was primarily due to higher raw material and labor costs and price compression in our l.e.i. and private label businesses and higher levels of markdown assistance in our sportswear product lines.

        Wholesale footwear and accessories gross profit margins were 29.0% and 28.1% for the first fiscal quarters of 2011 and 2010, respectively. The increase was primarily due to the addition of the higher-margin Stuart Weitzman product line and better performance of our jewelry products at retail, partially offset by higher levels of markdown assistance and higher production costs.

        Retail gross profit margins were 48.2% and 50.2% for the first fiscal quarters of 2011 and 2010, respectively. The decrease was primarily due to increased promotional activity to clear slow-moving inventory and higher production costs, partially offset by the addition of higher-margin Stuart Weitzman locations.

        Selling, General and Administrative Expenses. SG&A expenses were $269.5 million in the first fiscal quarter of 2011 and $249.9 million in the first fiscal quarter of 2010. The acquisition of Stuart Weitzman Holdings, LLC ("SWH") added $19.0 million in SG&A expenses to the first fiscal quarter of 2011.

        Wholesale better apparel SG&A expenses increased $9.3 million, primarily due to a $2.8 million increase in advertising and marketing costs (partially due to the timing of certain print media campaigns), a $2.0 million increase in costs related to the Jessica Simpson product lines launched in Fall 2010, a $1.1 million increase in salaries and benefits, a $1.1 million increase in severance costs related to our Canadian operations, $1.1 million in costs for our new Spanish wholesale operation, a $0.7 million increase in distribution costs, a $0.3 million effect of unfavorable changes in exchange rates between the U.S. and Canadian Dollars and $0.2 million of other net cost increases.

        Wholesale jeanswear SG&A expenses increased $0.2 million, primarily due to a $1.2 million increase in salaries and benefits, partially offset by a $0.6 million reduction in advertising costs and $0.4 million of net cost reductions.

        Wholesale footwear and accessories SG&A expenses increased $13.6 million, primarily due to $9.4 million of expenses added as a result of the acquisition of SWH, a $1.5 million increase in severance-related costs, a $1.0 million increase in administrative costs, a $0.9 million increase in advertising costs and $0.8 million of other net cost increases in the current period.

        Retail SG&A expenses increased $0.5 million, primarily due to $9.5 million related to the stores acquired in the SWH acquisition, a $1.1 million increase in distribution costs and $0.5 million of other net cost increases, offset by a $4.8 million reduction in salaries and benefits, a $4.3 million reduction in occupancy costs and a $1.5 million reduction in depreciation expense as a result of operating fewer stores in the current period.

        SG&A expenses for the licensing, other and eliminations segment decreased $4.0 million, primarily due to a $1.6 million reduction in professional fees (including $0.6 million in the prior period related to the acquisition of Moda Nicola International, LLC), a $1.0 million decrease in amortization of equity-based compensation, a $0.6 million reduction in salary and benefit costs, a $0.4 million reduction in board of director fees and $0.4 million of other net cost reductions.

        Operating Income. The resulting operating income for the first fiscal quarter of 2011 was $61.2 million, compared with $76.3 million for the first fiscal quarter of 2010, due to the factors described above.

        Net Interest Expense. Net interest expense increased $9.1 million, primarily due to $8.9 million of interest recorded on the SWH acquisition consideration liability and a $0.2 million reduction in interest income. A $1.9 million reduction of interest and financing costs from our amended revolving secured credit facility was offset by a $1.5 million increase in interest expense resulting from the issuance of our 6.875% Senior Notes on March 7, 2011 and a net $0.4 million increase in interest expense from our interest rate swaps and cap.

        Income Taxes. The effective income tax rate was 37.5% and 37.0% for the first fiscal quarters of 2011 and 2010, respectively. The increase is primarily due to the impact of the foreign income tax differential in the first fiscal quarter of 2011 compared with the first fiscal quarter of 2010.

        Net Income and Earnings Per Share. Net income was $25.9 million in the first fiscal quarter of 2011, compared with $39.4 million in the first fiscal quarter of 2010. Diluted earnings per share for the first fiscal quarter of 2011 was $0.30, compared with $0.45 for the first fiscal quarter of 2010, with 1.2% more diluted shares outstanding.

Liquidity and Capital Resources

        Our principal capital requirements have been for working capital needs, capital expenditures, dividend payments, acquisition funding and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations. We currently fund our operations primarily through cash generated by operating activities, and rely on our revolving credit facility for the issuance of trade letters of credit for the purchases of inventory and for cash borrowings as needed. As of April 2, 2011, total cash and cash equivalents were $306.5 million, an increase of $105.7 million from the $200.8 million reported as of December 31, 2010.

        Cash flows from operating activities used $136.8 million and $86.2 million in the first fiscal quarters of 2011 and 2010, respectively. The change from the prior period was primarily due to changes in working capital. Accounts receivable increased more in the current period due to higher revenues and the timing of shipments and collections compared with the prior period. Inventory experienced less seasonal decreases in the current period primarily due to the timing of receipts. Accounts payable decreased more in the current period primarily due to the timing of inventory payments.

        Cash flows from investing activities used $32.9 million and $20.2 million in the first fiscal quarters of 2011 and 2010, respectively, for the purchases of property and equipment in both periods and the acquisition of Moda in 2010.

        Cash flows from financing activities provided $276.1 million in the first fiscal quarter of 2011, primarily as the result of the issuance of $300.0 million of 6.875% Senior Notes due 2019. Uses of cash during this period were primarily for the repurchase of our common stock, the payment of dividends and payments related to the acquisition consideration payable from the SWH acquisition.

        In March 2011, we issued $300.0 million of 6.875% Senior Notes due 2019. Net proceeds were $293.3 million, of which $45.0 million was used to repay amounts then outstanding under our secured revolving credit agreement.

        Cash flows from financing activities used $5.1 million in the first fiscal quarter of 2010, primarily for the payment of dividends and principal payments on capitalized leases.

        We repurchased $10.0 million of our common stock on the open market during the first fiscal quarter of 2011 and no common stock during the first fiscal quarter of 2010. As of April 2, 2011, $283.4 million of Board authorized repurchases was still available. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition.

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

        Availability under the Credit Facility is determined with reference to a borrowing base consisting of a percentage of eligible inventory, accounts receivable, credit card receivables and licensee receivables, minus reserves determined by the joint collateral agents. At April 2, 2011, we had no cash borrowings and $21.4 million of letters of credit outstanding, and our remaining availability was $578.8 million. If availability under the Credit Facility falls below a stated level, we will be required to comply with a minimum fixed charge coverage ratio. The Credit Facility also contains affirmative and negative covenants that, among other things, will limit or restrict our ability to (1) incur indebtedness, (2) create liens, (3) merge, consolidate, liquidate or dissolve, (4) make investments (including acquisitions), loans or advances, (5) sell assets, (6) enter into sale and leaseback transactions, (7) enter into swap agreements, (8) make certain restricted payments (including dividends and other payments in respect of capital stock), (9) enter into transactions with affiliates, (10) enter into restrictive agreements, and (11) amend material documents. The Credit Facility is secured by a first priority lien on substantially all of our personal property.

        On April 28, 2011, we completed an amendment and restatement of our Credit Facility. The amended and restated terms and conditions provide for an extension of the maturity date from May 13, 2015 to April 28, 2016. The amendment and restatement also provides for, among other things, the following changes to the Credit Facility: (1) a split of the Credit Facility into a $350 million U.S. commitment which may be drawn by the U.S. borrowers as revolving loans or letters of credit in U.S. dollars, and a $300 million international commitment which may be drawn by the U.S. borrowers or by any Canadian or European borrowers as revolving loans or letters of credit in euros, sterling, Canadian dollars, or U.S. dollars; (2) reductions in the interest rate spreads and commitment fees payable under the Credit Facility; (3) the addition of separate borrowing bases in each relevant European country, similar to the U.S. borrowing base (with variations in accordance with local law or practice); (4) changes in the U.S. borrowing base eligibility criteria for inventory in or in transit to Canada; (5) an increase in the cap on swingline loans; (6) reductions in the various availability levels below which (x) dominion periods are triggered, and (y) the borrowers must comply with certain financial and other covenants; (7) increases in various debt baskets, including a lifting of limits on the general unsecured debt basket and on unsecured and secured debt incurred by non-U.S. subsidiaries that are not loan parties, and the addition of a new lien basket for financings secured by intellectual property; (8) increases in various investments baskets and the addition of a new investments basket; (9) an increase in the general asset sales basket; and (10) reductions in the various thresholds to be met before we can make restricted payments or can prepay our bonds maturing in 2014.

        SWH has a $1.5 million unsecured borrowing facility with a lending institution that expires on October 1, 2011 and is renewable on an annual basis, under which no cash borrowings and $1.1 million in letters of credit were outstanding at April 2, 2011. Cash borrowings under this facility bear interest based on either the prevailing prime rate or the prevailing LIBOR rate plus 300 basis points. SWH also has a €0.3 million variable-rate unsecured borrowing facility with a European lending institution that expires in March 2012 and is renewable on an annual basis, under which no amounts were outstanding at April 2, 2011.

        On April 27, 2011, we announced that our Board of Directors had declared a quarterly cash dividend of $0.05 per share to all common stockholders of record as of May 13, 2011 for payment on May 27, 2011.

Economic Outlook
        The recent economic and political environments have resulted in fluctuating consumer confidence along with rising energy and gasoline prices that are reducing consumers' discretionary income. This may lead to reduced consumer spending from recent experience, which could affect our net sales and our future profitability. Reduced consumer spending, combined with rising costs related to changes in foreign exchange rates, increasing labor costs (primarily in Asia) and commodity prices and increasing transportation costs may reduce our gross profit margins from present levels. We may be limited in our ability to increase our selling prices to offset rising costs. Should the consumer not accept higher retail prices for our products, these rising costs could have a material adverse effect on our business.

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

New Accounting Standards

        In April 2011, FASB issued ASU 2011-02, "Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring." ASU 2011-02 provides amendments to Topic 310 to clarify which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early adoption is permitted. The adoption of ASU No. 2011-02 will not have an impact on our results of operations or our financial position.

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

        At April 2, 2011, the fair value of our fixed rate debt was $750.2 million. On that date, the potential decrease in fair value of our fixed rate long-term debt instruments resulting from a hypothetical 10% adverse change in interest rates was approximately $68.2 million.

        Our primary interest rate exposures on variable rate credit facilities are with respect to United States and Canadian short-term rates. Cash borrowings under these facilities bear interest at rates that vary with changes in prevailing market rates. At April 2, 2011, we had $651.9 million in variable rate credit facilities, under which no cash borrowings and $22.5 million of letters of credit were outstanding.

        At April 2, 2011, we had outstanding interest rate swaps to convert our $250 million 5.125% Senior Notes due 2014 (the "2014 Notes") and $150 million of our $300 million 6.875% Senior Notes due 2019 (the "2019 Notes") to variable-rate debt and an interest rate cap to limit our exposure to increases in the variable rates of our interest rate swaps on the 2014 Notes.

        Under the terms of the swap contracts related to the 2014 Notes, we are required to make semiannual variable-rate payments to the counterparties calculated based on three-month LIBOR rates (which are reset on the 15th day of each calendar quarter) plus 3.46%, and the counterparties are obligated to make semiannual fixed-rate payments to us of 5.125%. We also entered into an interest rate cap, at a cost of $2.7 million, which limits our three-month LIBOR rate exposure to 5.0%. These swap and cap transactions have a termination date of November 15, 2014, the date the 2014 Notes mature.

        Under the terms of the swap contracts related to the 2019 Notes, we are required to make semiannual variable-rate payments to the counterparties calculated based on three-month LIBOR rates (which are reset on the 15th day of each calendar quarter) plus 3.73%, and the counterparties are obligated to make semiannual fixed-rate payments to us of 6.875%. These swap transactions have a termination date of March 15, 2019, the date the 2019 Notes mature.

        At April 2, 2011, the fair value of the interest rate swaps was a liability of $2.4 million and the fair value of the interest rate cap was an asset of $1.2 million.

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

        At April 2, 2011, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total notional value of US $15.9 million at a weighted-average exchange rate of $1.02 maturing through November 2011. The fair value of these contracts at April 2, 2011 was a $0.8 million unrealized loss. We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. We are exposed to credit-related losses if the counterparty to a financial instrument fails to perform its obligation. However, we do not expect the counterparty, which presently has a high credit rating, to fail to meet its obligations.

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

        We have made changes to our internal controls and procedures over financial reporting to address the implementation of SAP, an enterprise resource planning ("ERP") system. SAP will integrate our operational and financial systems and expand the functionality of our financial reporting processes. We began the process of implementing SAP throughout The Jones Group Inc. and our consolidated subsidiaries during the fourth quarter of 2006. During the first fiscal quarter of 2011, no additional businesses were converted to this system. We have adequately controlled the transition to the new processes and controls, with no negative impact to our internal control environment. We expect to continue the implementation of this system to all locations over a multi-year period. As the phased implementation occurs, we will experience changes in internal control over financial reporting each quarter. We expect this ERP system to further advance our control environment by automating manual processes, improving management visibility and standardizing processes as its full capabilities are utilized.

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
  our reliance on independent foreign manufacturers, including political instability in countries where contractors and suppliers are located;
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

THE JONES GROUP INC.
(Registrant)

Date: April 28, 2011	By /s/ Wesley R. Card WESLEY R. CARD Chief Executive Officer By /s/ John T. McClain JOHN T. McCLAIN Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1*	Amendment No. 2 dated March 28, 2011 to Buying Agency Agreement between JAG Footwear, Accessories and Retail Corporation (as successor in interest to Nine West Footwear Corporation) and Bentley HSTE Far East Services Limited.

31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32[o]	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

____________
* Filed herewith.
o Furnished herewith.