Form 10-Q
period 2011-07-02
JONES GROUP INC
filed 2011-07-29
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock $.01 par value	Outstanding at July 28, 2011 85,946,646

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Jones Group Inc.
Consolidated Balance Sheets
(All amounts in millions, except per share data)

	July 2, 2011		July 3, 2010	December 31, 2010
ASSETS	(Unaudited	)	(Unaudited )
CURRENT ASSETS:
Cash and cash equivalents	$146.4		$133.2	$200.8
Accounts receivable	378.3		380.7	345.6
Inventories, primarily finished goods	523.2		414.9	465.9
Prepaid and refundable income taxes	11.5		9.0	18.7
Deferred taxes	26.2		25.9	28.0
Prepaid expenses and other current assets	44.3		33.3	32.1
TOTAL CURRENT ASSETS	1,129.9		997.0	1,091.1
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $579.6, $549.2 and $553.1	270.2		241.4	226.4
GOODWILL	258.9		161.8	161.8
OTHER INTANGIBLES, at cost, less accumulated amortization	947.3		778.3	726.7
INVESTMENT IN AND LOANS TO UNCONSOLIDATED AFFILIATE	43.6		40.1	40.2
OTHER ASSETS	109.1		89.3	86.2
TOTAL ASSETS	$2,759.0		$2,307.9	$2,332.4
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$1.9		$2.2	$1.8
Current portion of acquisition consideration payable	23.0		10.3	14.1
Accounts payable	230.2		200.6	213.4
Income taxes payable	0.4		0.2	-
Accrued employee compensation and benefits	39.2		40.5	49.3
Accrued expenses and other current liabilities	103.3		75.7	93.1
TOTAL CURRENT LIABILITIES	398.0		329.5	371.7
NONCURRENT LIABILITIES:
Long-term debt	825.4		503.8	509.9
Obligations under capital leases	24.3		26.0	25.2
Deferred taxes	74.9		2.7	0.3
Income taxes payable	8.7		9.2	6.3
Acquisition consideration payable	206.7		196.2	201.3
Other noncurrent liabilities	79.1		79.4	79.4
TOTAL NONCURRENT LIABILITIES	1,219.1		817.3	822.4
TOTAL LIABILITIES	1,617.1		1,146.8	1,194.1
COMMITMENTS AND CONTINGENCIES	-		-	-
EQUITY:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-		-	-
Common stock, $.01 par value - shares authorized 200.0; issued 85.9, 158.5 and 86.4	0.9		1.6	0.9
Additional paid-in capital	539.4		1,372.7	541.9
Retained earnings	611.3		1,620.5	603.8
Accumulated other comprehensive loss	(9.9)		(7.5)	(8.4)
Treasury stock, 71.4 shares at July 3, 2010, at cost	-		(1,826.3)	-
TOTAL JONES STOCKHOLDERS' EQUITY	1,141.7		1,161.0	1,138.2
Noncontrolling interest	0.2		0.1	0.1
TOTAL EQUITY	1,141.9		1,161.1	1,138.3
TOTAL LIABILITIES AND EQUITY	$2,759.0		$2,307.9	$2,332.4

See accompanying notes to consolidated financial statements

The Jones Group Inc.
 Consolidated Statements of Operations (Unaudited)
(All amounts in millions, except per share data)
	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales	$876.7	$849.0	$1,825.7	$1,725.2
Licensing income	10.4	10.3	22.5	21.3
Other revenues	0.3	0.3	0.5	0.4
Total revenues	887.4	859.6	1,848.7	1,746.9
Cost of goods sold	564.3	542.4	1,194.9	1,103.5
Gross profit	323.1	317.2	653.8	643.4
Selling, general and administrative expenses	278.2	261.9	547.7	511.8
Operating income	44.9	55.3	106.1	131.6
Interest income	0.3	0.4	0.4	0.8
Interest expense and financing costs	37.3	14.7	58.6	27.1
Equity in income (loss) of unconsolidated affiliate	0.7	-	2.0	(1.8)
Income before provision for income taxes	8.6	41.0	49.9	103.5
Provision for income taxes	3.2	15.2	18.7	38.3
Net income	5.4	25.8	31.2	65.2
Less: income attributable to noncontrolling interest	0.2	0.1	0.4	0.3
Income attributable to Jones	$5.2	$25.7	$30.8	$64.9
Earnings per common share attributable to Jones
Basic	$0.06	$0.30	$0.37	$0.75
Diluted	0.06	0.30	0.36	0.75
Weighted average shares outstanding
Basic	81.7	82.2	81.9	82.1
Diluted	83.2	82.7	83.3	82.6
Dividends declared per share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to consolidated financial statements

The Jones Group Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(All amounts in millions, except per share data)

	Number of common shares outstanding	Total equity	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Non-controlling interest
Balance, January 1, 2010	85.4	$1,092.5	$1.6	$1,360.3	$1,564.4	$(7.6)	$(1,826.3)	$0.1
Fiscal six months ended July 3, 2010:
Comprehensive income:
Net income	-	65.2	-	-	64.9	-	-	0.3
Change in fair value of cash flow hedges	-	0.1	-	-	-	0.1	-	-
Reclassification adjustment for hedge gains and losses included in net income	-	0.2	-	-	-	0.2	-	-
Foreign currency translation adjustments	-	(0.2)	-	-	-	(0.2)	-	-
Total comprehensive income		65.3
Issuance of restricted stock to employees, net of forfeitures	1.7	-	-	-	-	-	-	-
Exercise of employee stock options	-	0.6	-	0.6	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	13.7	-	13.7	-	-	-	-
Distributions to noncontrolling interest	-	(0.3)	-	-	-	-	-	(0.3)
Tax effects from vesting of restricted stock and exercise of employee stock options	-	(1.5)	-	(1.5)	-	-	-	-
Tax effects of expired employee stock options	-	(0.4)	-	(0.4)	-	-	-	-
Dividends on common stock ($0.10 per share)	-	(8.8)	-	-	(8.8)	-	-	-
Balance, July 3, 2010	87.1	$1,161.1	$1.6	$1,372.7	$1,620.5	$(7.5)	$(1,826.3)	$0.1
Balance, January 1, 2011	86.4	$1,138.3	$0.9	$541.9	$603.8	$(8.4)	$-	$0.1
Fiscal six months ended July 2, 2011:
Comprehensive income:
Net income	-	31.2	-	-	30.8	-	-	0.4
Change in fair value of cash flow hedges, net of $0.2 tax benefit	-	(0.4)	-	-	-	(0.4)	-	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.2 tax benefit	-	0.3	-	-	-	0.3	-	-
Foreign currency translation adjustments	-	(1.4)	-	-	-	(1.4)	-	-
Total comprehensive income		29.7
Issuance of restricted stock to employees, net of forfeitures	1.7		-	-	-	-	-	-
Amortization expense in connection with restricted stock	-	11.1	-	11.1	-	-	-	-
Distributions to noncontrolling interest	-	(0.3)	-	-	-	-	-	(0.3)
Tax effects from vesting of restricted stock	-	0.9	-	0.9	-	-	-	-
Tax effects of expired employee stock options	-	(1.2)	-	(1.2)	-	-	-	-
Treasury stock acquired	(2.2)	(28.0)	-	(13.3)	(14.7)	-	-	-
Dividends on common stock ($0.10 per share)	-	(8.7)	-	-	(8.7)	-	-	-
Other	-	0.1	-	-	0.1	-	-	-
Balance, July 2, 2011	85.9	$1,141.9	$0.9	$539.4	$611.3	$(9.9)	$-	$0.2

See accompanying notes to consolidated financial statements

The Jones Group Inc.
Consolidated Statements of Cash Flows (Unaudited)
(All amounts in millions)

	Fiscal Six Months Ended
	July 2, 2011	July 3, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31.2	$65.2
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Amortization of employee stock options and restricted stock	11.1	13.7
Depreciation and other amortization	38.5	44.2
Impairment losses on property, plant and equipment	2.9	2.1
Adjustments to acquisition consideration payable	25.3	5.2
Equity in (income) loss of unconsolidated affiliate	(2.0)	1.8
Provision for (recovery of) losses on accounts receivable	0.3	(0.3)
Deferred taxes	13.5	8.2
Fair value adjustments related to interest rate swaps and cap	1.9	2.6
Write-off of deferred financing fees	1.9	-
Other items, net	2.9	0.2
Changes in operating assets and liabilities:
Accounts receivable	(12.4)	(55.5)
Inventories	(2.8)	(20.0)
Prepaid expenses and other current assets	(5.0)	(5.8)
Other assets	(4.4)	(16.9)
Accounts payable	(13.3)	12.1
Income taxes payable/prepaid income taxes	9.9	(8.2)
Accrued expenses and other current liabilities	(29.2)	(16.1)
Acquisition consideration payable	(4.8)	-
Other liabilities	0.1	(6.5)
Total adjustments	34.4	(39.2)
Net cash provided by operating activities	65.6	26.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(49.5)	(16.3)
Acquisition of KG Group Holdings Limited, net of cash acquired	(143.1)	-
Acquisition of Stuart Weitzman Holdings, LLC, net of cash acquired	-	(159.3)
Acquisition of Moda Nicola International, LLC	-	(14.4)
Other	-	0.1
Net cash used in investing activities	(192.6)	(189.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of 6.875% Senior Notes due 2019	300.0	-
Debt issuance costs	(6.8)	-
Costs related to secured revolving credit agreement	(2.9)	(7.2)
Cash distributions to selling members of Stuart Weitzman, LLC	-	(19.0)
Repayment of acquired debt of KG Group Holdings Limited	(174.1)	-
Dividends paid	(8.5)	(8.6)
Acquisition of treasury stock	(28.0)	-
Payments of acquisition consideration payable	(6.2)	(0.7)
Other items, net	0.3	(1.1)
Net cash provided by (used in) financing activities	73.8	(36.6)
EFFECT OF EXCHANGE RATES ON CASH	(1.2)	0.3
NET DECREASE IN CASH AND CASH EQUIVALENTS	(54.4)	(200.2)
CASH AND CASH EQUIVALENTS, BEGINNING	200.8	333.4
CASH AND CASH EQUIVALENTS, ENDING	$146.4	$133.2

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

        Distribution costs. Our cost of sales may not be comparable to those of other entities, since some entities include all of the costs associated with their distribution functions in cost of sales while we include these costs in selling, general and administrative ("SG&A") expenses. Distribution costs included in SG&A expenses for the fiscal quarters ended July 2, 2011 and July 3, 2010 were $21.9 million and $26.8 million, respectively. Distribution costs included in SG&A expenses for the fiscal six months ended July 2, 2011 and July 3, 2010 were $47.0 million and $52.2 million, respectively.

EARNINGS PER SHARE

        The computation of basic and diluted earnings per share is as follows:

(In millions, except per share amounts)	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net income	$5.4	$25.8	$31.2	$65.2
Less: income attributable to noncontrolling interest	(0.2)	(0.1)	(0.4)	(0.3)
Income attributable to Jones	5.2	25.7	30.8	64.9
Less: income allocated to participating securities	(0.2)	(1.2)	(0.8)	(3.0)
Income available to common stockholders of Jones	$5.0	$24.5	$30.0	$61.9
Weighted average shares outstanding - basic	81.7	82.2	81.9	82.1
Effect of dilutive employee stock options and restricted stock	1.5	0.5	1.4	0.5
Weighted average shares outstanding - diluted	83.2	82.7	83.3	82.6
Earnings per common share attributable to Jones
Basic	$0.06	$0.30	$0.37	$0.75
Diluted	0.06	0.30	0.36	0.75

ACQUISITIONS

Moda Nicola International, LLC

        On February 4, 2010, we acquired 100% of the membership interests in Moda Nicola International, LLC ("Moda"), a privately-held designer, marketer and wholesaler of women's contemporary eveningwear and sportswear, and owner of the Robert Rodriguez Collection, for $35.7 million. Under the terms of the agreement, we made cash payments of $14.4 million to the selling members of Moda. We deferred $2.5 million of the purchase price, with payment subject to an indemnification holding period as set forth in the acquisition agreement. The selling members of Moda are also entitled to receive future cash payments upon achievement of certain financial targets set within the agreement for the years 2011 through 2014. At the acquisition date, we recorded an acquisition consideration liability for $18.8 million, based on projected revenues and gross margins of the acquired business and a discount factor based on an estimated weighted average cost of capital. Adjustments to this liability are recorded as an SG&A expense in our domestic wholesale sportswear segment. At July 2, 2011, the liability was $16.4 million, with $(6.5) million and $5.1 million recorded as SG&A expenses during the fiscal six months ended July 2, 2011 and July 3, 2010, respectively.

        We pursued the acquisition of Moda to increase our presence in the contemporary apparel market and to further develop a business portfolio with significant growth opportunities. Moda is reported as part of our domestic wholesale sportswear segment.

        The following table summarizes the fair values of the assets acquired and liabilities assumed from Moda on February 4, 2010.

(In millions)	Weighted-average amortization life (in months)	Fair Value
Current assets		$3.2
Property, plant and equipment		0.2
Intangible assets:
Goodwill		6.6
Customer relationships	120	7.9
Trademarks	240	17.0
Covenants not to compete	59	0.2
Order backlog	3	1.7
Total assets acquired		36.8
Current liabilities		1.1
Total purchase price		$35.7

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

        The following table provides total revenues and results of operations from the acquired Moda business included in our results for the fiscal quarter and six months ended July 3, 2010 subsequent to the acquisition.

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

        Under the terms of the agreement, the acquisition will occur in two stages. We made an initial cash payment of $180.3 million for a 55% interest in SWH. The purchase of the remaining 45% will occur on December 31, 2012. The remaining purchase price will be determined under a formula set forth in the agreement, which is based upon the financial results of SWH from 2010 through 2012. We recorded all SWH's identifiable assets, SWH's liabilities assumed and the noncontrolling interest at fair value under the acquisition method. Due to our obligation to purchase the remaining 45% interest, the noncontrolling interest is classified as a liability, with adjustments to the liability recorded as interest expense. We recorded a liability of $181.8 million for the initial value of the projected payments for the remaining 45% interest, based on probability-weighted projected earnings before interest, taxes, depreciation and amortization (as defined in the agreement) of the acquired business and cash distributions that are required by the agreement to be disbursed for 2010 through 2012, using a discount factor based on an estimated weighted average cost of capital. At July 2, 2011, the fair value of the liability was $211.8 million, with $31.8 million and $0.1 million recorded as interest expense and $11.0 million and $0.7 million of payments recorded during the fiscal six months ended July 2, 2011 and July 3, 2010, respectively.

        We pursued the acquisition of SWH to increase our presence in the contemporary footwear market and to further develop a business portfolio with significant growth opportunities. SWH's wholesale footwear business is reported in our domestic wholesale footwear and accessories and international wholesale segments, its retail business is reported in our domestic retail and international retail segments, and its licensing business is reported in our licensing, eliminations and other segment.

        The following table summarizes the fair values of the assets acquired and liabilities assumed from SWH on June 2, 2010.

(In millions)	Weighted-average amortization life (in months)	Fair Value
Cash		$21.0
Accounts receivable		20.1
Inventories		18.9
Other current assets		1.5
Property, plant and equipment		19.4
Intangible assets:
Trademarks		154.1
Goodwill		115.1
Customer relationships	120	20.2
Covenant not to compete	55	3.5
Order backlog	9	10.5
Favorable lease agreements	139	6.1
Licensing agreements	55	3.6
Other noncurrent assets		0.7
Total assets acquired		394.7
Cash distributions payable		19.0
Current liabilities		10.6
Unfavorable lease agreements	73	2.7
Other long-term liabilities		0.3
Total liabilities assumed		32.6
Total purchase price		$362.1

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

        The following table provides total revenues and results of operations from the acquired SWH business included in our results for the fiscal quarter and six months ended July 3, 2010 subsequent to the acquisition.

(In millions)	Fiscal Quarter and Six Months Ended July 3, 2010
Total revenues	$21.7
Loss before provision for income taxes	2.8

KG Group Holdings Limited

        On June 2, 2011, we acquired 100% of the equity interests in KG Group Holdings Limited ("Kurt Geiger"), a privately-held wholesaler and retailer of luxury footwear and accessories, for $150.0 million in cash and the assumption of $174.1 million of debt, which was immediately repaid. Kurt Geiger markets products under four of its own brands - Kurt Geiger, KG by Kurt Geiger, Carvela, and Miss KG - and over 100 other luxury brands in more than 200 retail locations, including concessions in Europe's leading department stores, including Harrods, Selfridges, Liberty, House of Fraser, Fenwick John Lewis and Brown Thomas, as well as company-operated stores.

        Approximately $10.2 million of the purchase price payable to certain selling shareholders who are senior managers of Kurt Geiger has been rolled over into 5% Loan Notes (the "Loan Notes"), which are payable in approximately four years and are subject to forfeiture in the event of termination of employment under certain circumstances. This amount will be recorded as compensation expense over the term of the Loan Notes and is not reported as a component of the cost of the acquisition.

        We pursued the acquisition of Kurt Geiger to increase our international presence and further extend our reach into the designer footwear business. Kurt Geiger will serve as our hub in Europe. Kurt Geiger's wholesale footwear business is reported in our international wholesale segment and its retail business is reported in our international retail segment.

        The following table summarizes the fair values of the assets acquired and liabilities assumed from Kurt Geiger on June 2, 2011.

(In millions)	Weighted-average amortization life (in months)	Fair Value
Cash		$6.9
Accounts receivable		19.7
Inventories		55.1
Other current assets		9.5
Property, plant and equipment		27.0
Intangible assets:
Trademarks - nonamortized		95.1
Trademarks - amortized	120	0.1
Goodwill		99.3
Customer relationships	232	125.7
Order backlog	9	2.8
Favorable lease agreements	99	6.8
Total assets acquired		448.0
Accounts payable		30.6
Other current liabilities		28.5
Long-term debt		174.1
Unfavorable lease agreements	100	0.2
Deferred taxes		64.6
Total liabilities assumed		298.0
Total purchase price		$150.0

        The gross contractual accounts receivable acquired from Kurt Geiger was $19.8 million.

        The acquisition resulted in the recognition of $99.3 million of goodwill, which is not expected to be deductible for tax purposes. Goodwill largely consists of expected synergies resulting from the leveraging of the combined networks of partners, infrastructure and strong department store relationships to expand product distribution worldwide, as well as the acquired assembled workforce, which does not qualify as an amortizable intangible asset, and the potential for product extensions, such as apparel.

        The following table provides total revenues and results of operations from the acquired Kurt Geiger business included in our results for the fiscal quarter and six months ended July 2, 2011 subsequent to the acquisition.

(In millions)	Fiscal Quarter and Six Months Ended July 2, 2011
Total revenues	$37.3
Loss before provision for income taxes	6.2

        The following table provides pro forma total revenues and results of operations for the fiscal quarters and six months ended July 2, 2011 and July 3, 2010 as if Moda and SWH had been acquired on January 1, 2009 and Kurt Geiger had been acquired on January 1, 2010. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as amortization expense on intangible assets acquired from Moda, SWH and Kurt Geiger resulting from the fair valuation of assets acquired. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Moda, SWH or Kurt Geiger. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed at the indicated dates, nor are they indicative of the future operating results of the combined companies.

(In millions, except per share amounts)	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Total revenues	$942.6	$956.3	$1,978.9	$1,960.5
Net income	9.1	28.5	28.3	67.5
Earnings per common share attributable to Jones
Basic	0.11	0.33	0.33	0.78
Diluted	0.10	0.33	0.33	0.78

        The pro forma earnings for the fiscal quarter and six months ended July 3, 2010 were adjusted to exclude $4.5 million and $5.6 million, respectively, of acquisition-related expenses related to the acquisitions of Moda and SWH incurred during the respective periods and $2.9 million and $4.3 million, respectively, of nonrecurring expense related to the fair value of acquisition-date order backlogs. The pro forma earnings for the fiscal quarter and six months ended July 2, 2011 were adjusted to exclude $4.9 million of acquisition-related expenses incurred related to the acquisition of Kurt Geiger and $0.5 million of nonrecurring expense related to the fair value of Kurt Geiger acquisition-date order backlogs. The pro forma earnings for the fiscal quarter and six months ended July 3, 2010 were adjusted to include $0.9 million and $2.5 million, respectively, of nonrecurring expense related to the fair value of Kurt Geiger acquisition-date order backlogs.

Acquisition Expenses

        During the fiscal six months ended July 3, 2010, pretax charges totaling $0.6 million and $5.0 million were recorded for legal expenses and other costs related to the Moda and SWH acquisitions, respectively. During the fiscal six months ended July 2, 2011, pretax charges totaling $4.9 million were recorded for legal expenses and other costs related to the Kurt Geiger acquisition. These charges, which were expensed in accordance with the accounting guidance for business combinations, were recorded as SG&A costs in our licensing, other and eliminations segment.

ACCOUNTS RECEIVABLE

        Accounts receivable consist of the following:

(In millions)	July 2, 2011	July 3, 2010	December 31, 2010
Trade accounts receivable	$409.2	408.5	$374.1
Allowances for doubtful accounts, returns, discounts and co-op advertising	(30.9)	(27.8)	(28.5)
	$378.3	380.7	$345.6

        Due to our 25% ownership interest in GRI, GRI is deemed to be a related party. Included in accounts receivable are amounts due from GRI in the amount of $14.6 million, $35.6 million and $25.4 million at July 2, 2011, July 3, 2010 and December 31, 2010, respectively. Net revenues from GRI amounted to $26.5 million and $32.0 million for the fiscal six months ended July 2, 2011 and July 3, 2010, respectively. On July 23, 2009, we converted $10.0 million of the outstanding GRI accounts receivable to a three-year interest-bearing convertible note. GRI has the option, during the 90-day period that begins when the audited financial statements for the GRI fiscal year ending January 31, 2011 become available (or such shorter period that ends on the maturity date of the note), to convert the note into common shares of GRI at a conversion rate based on the greater of eight times the net income of GRI for such fiscal year, or an appraised value determined as of that date.

ACCRUED RESTRUCTURING COSTS

Jewelry

        During 2009, we decided to discontinue the domestic manufacturing, product development and sourcing activities of our jewelry business, and also announced the closing of our jewelry distribution center during 2010. We accrued $0.2 million of termination benefits and associated employee costs and $2.2 million of lease termination costs in the fiscal six months ended July 3, 2010 and we accrued $0.1 million of lease termination costs in the fiscal six months ended July 2, 2011. These costs are reported as SG&A expenses in the domestic wholesale footwear and accessories segment.

        The details of the jewelry restructuring accruals are as follows:

(In millions)	One-time termination benefits	Lease obligations	Total jewelry restructuring
Balance, January 1, 2010	$2.9	$-	$2.9
Additions	0.2	2.2	2.4
Payments and reductions	(1.2)	-	(1.2)
Balance, July 3, 2010	$1.9	$2.2	$4.1
Balance, January 1, 2011	$1.3	$2.3	$3.6
Additions	-	0.1	0.1
Payments and reductions	(1.3)	(0.6)	(1.9)
Balance, July 2, 2011	$-	$1.8	$1.8

        We utilized $1.2 million and $1.3 million of the termination benefits accrual in each of the fiscal six months ended July 3, 2010 and July 2, 2011, respectively (relating to full or partial severance for 16 and 43 employees, respectively). The net accrual of $4.1 million at July 3, 2010 is reported as $2.4 million of accrued expenses and other current liabilities and $1.7 million of other noncurrent liabilities. The net accrual of $1.8 million at July 2, 2011 is reported as $0.4 million of accrued expenses and other current liabilities and $1.4 million of other noncurrent liabilities.

Texas Warehouse

        On December 1, 2009, we announced the closing of warehouse facilities in Socorro, Texas. We accrued $3.4 million of termination benefits and associated employee costs for 220 employees, of which $0.3 million was recorded in the fiscal six months ended July 3, 2010. We also recorded $2.6 million and $0.1 million of lease obligation costs relating to the warehouse in the fiscal six months ended July 3, 2010 and July 2, 2011, respectively. These costs are reported as SG&A expenses in the domestic wholesale jeanswear segment. The closing was substantially completed by the end of April 2010.

        The details of the Texas warehouse restructuring accruals are as follows:

(In millions)	One-time termination benefits	Lease obligations	Total Texas warehouse restructuring
Balance, January 1, 2010	$3.1	$-	$3.1
Additions	0.3	2.6	2.9
Payments and reductions	(2.9)	(0.2)	(3.1)
Balance, July 3, 2010	$0.5	$2.4	$2.9
Balance, January 1, 2011	$-	$4.1	$4.1
Additions	-	0.1	0.1
Payments and reductions	-	(2.3)	(2.3)
Balance, July 2, 2011	$-	$1.9	$1.9

        During the fiscal six months ended July 3, 2010, $2.9 million of the accruals relating to termination benefits were utilized (relating to partial or full severance for 216 employees). The net accruals of $2.9 million and $1.9 million at July 3, 2010 and July 2, 2011, respectively, are reported as accrued expenses and other current liabilities.

Other Restructurings

        Moderate Apparel Restructuring. In connection with the exit from and reorganization of certain moderate apparel product lines, we decided to close certain New York offices, and on October 9, 2007, we announced the closing of warehouse facilities in Goose Creek, South Carolina. Prior to 2010, we recorded $2.0 million of lease obligation costs as selling, general and administrative expenses in our domestic wholesale jeanswear segment relating to one of the warehouse facilities. During the fiscal six months ended July 3, 2010, we reversed $1.3 million of lease obligation costs as SG&A expenses in our domestic wholesale jeanswear segment due to a sublease of one of the warehouse facilities.

        Retail Stores. We continue to review our retail operations for underperforming locations. As a result of this review, we have decided to close retail locations that no longer provide strategic benefits. During the fiscal six months ended July 3, 2010 and July 2, 2011, we closed 102 and 63 locations, respectively, and anticipate closing additional locations in 2011. Total termination benefits and associated employee costs are expected to be $8.1 million for approximately 1,425 employees, including both store employees and administrative support personnel. We recorded $0.5 million employee termination costs in the fiscal six months ended July 2, 2011. In connection with our decision to close these stores, we reviewed the associated long-term assets for impairments. As a result of this review, we recorded $2.1 million and $2.5 million of impairment losses during the fiscal six months ended July 3, 2010 and July 2, 2011, respectively, on leasehold improvements and furniture and fixtures located in the stores to be closed. These costs are reported as SG&A expenses in our domestic retail segment.

        California Restructuring. On February 15, 2011, we announced the closing of our Commerce, California design facility. In connection with this closing, we accrued $0.5 million of termination benefits and associated employee costs for 17 employees. These costs are reported as SG&A expenses in our domestic wholesale jeanswear segment.

        The details of these restructuring accruals are as follows:

(In millions)	Moderate restructuring	Retail stores	California restructuring
Balance, January 1, 2010	$2.0	$1.9	$-
Reversals	(1.3)	-	-
Payments and reductions	(0.3)	(0.7)	-
Balance, July 3, 2010	$0.4	$1.2	$-
Balance, January 1, 2011	$0.3	$2.2	$-
Additions	-	0.5	0.5
Payments and reductions	(0.1)	(1.9)	(0.2)
Balance, July 2, 2011	$0.2	$0.8	$0.3

        During the fiscal six months ended July 3, 2010 and July 2, 2011, $0.7 million and $2.1 million of the termination benefits accrual were utilized (relating to partial or full severance for 377 and 273 employees, respectively). The net accrual of $1.6 million at July 3, 2010 is reported as $1.3 million of accrued expenses and other current liabilities and $0.3 million of other noncurrent liabilities. The net accrual of $1.3 million at July 2, 2011 is reported as $1.2 million of accrued expenses and other current liabilities and $0.1 million of other noncurrent liabilities.

GOODWILL

        The following table presents, by segment and in total, changes in the carrying amount of goodwill for the fiscal six months ended July 3, 2010 and July 2, 2011. With the addition of Kurt Geiger on June 2, 2011, we have redefined our reportable operating segments (see "Segment Information"). As a result, we have reallocated goodwill based on the current segment structure and have restated the goodwill by segment for all periods presented.

(In millions)	Domestic Wholesale Sportswear	Domestic Wholesale Jeanswear	Domestic Wholesale Footwear & Accessories	Domestic Retail	International Wholesale	International Retail	Total
Balance, January 1, 2010
Goodwill	$40.1	$519.2	$813.2	$120.6	$-	$-	$1,493.1
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	-	-	(1,453.0)
Net goodwill	40.1	-	-	-	-	-	40.1
Acquisition of Moda	6.6	-	-	-	-	-	6.6
Acquisition of SWH	-	-	59.8	-	55.3	-	115.1
Balance, July 3, 2010
Goodwill	46.7	519.2	873.0	120.6	55.3	-	1,614.8
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	-	-	(1,453.0)
Net goodwill	$46.7	$-	$59.8	$-	$55.3	$-	$161.8
Balance, December 31, 2010
Goodwill	$46.7	$519.2	$873.0	$120.6	$55.3	$-	$1,614.8
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	-	-	(1,453.0)
Net goodwill	46.7	-	59.8	-	55.3	-	161.8
Acquisition of Kurt Geiger	-	-	-	-	45.8	53.5	99.3
Foreign currency translation effects	-	-	-	-	(1.0)	(1.2)	(2.2)
Balance, July 2, 2011
Goodwill	46.7	519.2	873.0	120.6	100.1	52.3	1,711.9
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	-	-	(1,453.0)
Net goodwill	$46.7	$-	$59.8	$-	$100.1	$52.3	$258.9

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
  foreign currency forward contracts and options, which have fair values based on observable inputs including foreign exchange forward and spot rates and which fall within Level 2 of the fair value hierarchy;
  interest rate swaps and cap, which have fair values based on observable inputs including yield curves and LIBOR rates and which fall within Level 2 of the fair value hierarchy;
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

        In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis at July 3, 2010, December 31, 2010 and July 2, 2011.

(In millions)
Description	Classification	Total Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
July 3, 2010:
Rabbi Trust assets	Prepaid expenses and other current assets	$8.3	$8.3	$-	$-
Canadian Dollar - U.S. Dollar forward contracts	Prepaid expenses and other current assets	0.2	-	0.2	-
Interest rate swaps	Other long-term assets	2.8	-	2.8	-
Interest rate cap	Other long-term assets	1.3	-	1.3	-
	Total assets	$12.6	$8.3	$4.3	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$8.3	$8.3	$-	$-
Deferred director fees	Accrued expenses and other current liabilities	1.1	1.1	-	-
Acquisition consideration	Current portion of acquisition consideration payable	10.3	-	-	10.3
5.125% Senior Notes die 2014	Long-term debt	253.8	-	253.8	-
Acquisition consideration	Acquisition consideration payable, net of current portion	194.8	-	-	194.8
	Total liabilities	$468.3	$9.4	$253.8	$205.1

(In millions)
Description	Classification	Total Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2010:
Rabbi Trust assets	Prepaid expenses and other current assets	$9.1	$9.1	$-	$-
Interest rate cap	Other long-term assets	1.3	-	1.3	-
	Total assets	$10.4	$9.1	$1.3	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$9.1	$9.1	$-	$-
Canadian Dollar - U.S. Dollar forward contracts	Accrued expenses and other current liabilities	0.5	-	0.5	-
Interest rate swaps	Other long-term liabilities	0.6	-	0.6	-
Deferred director fees	Accrued expenses and other current liabilities	1.2	1.2	-	-
Acquisition consideration	Current portion of acquisition consideration payable	14.1	-	-	14.1
5.125% Senior Notes due 2014	Long-term debt	260.0	-	260.0	-
Acquisition consideration	Acquisition consideration payable, net of current portion	199.8	-	-	199.8
	Total liabilities	$485.3	$10.3	$261.1	$213.9
July 2, 2011:
Rabbi Trust assets	Prepaid expenses and other current assets	$9.5	$9.5	$-	$-
British Pound - Euro forward contracts	Other current assets	0.1	-	0.1	-
Interest rate swaps	Other long-term assets	5.1	-	5.1	-
Interest rate cap	Other long-term assets	0.6	-	0.6	-
	Total assets	$15.3	$9.5	$5.8	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$9.5	$9.5	$-	$-
Canadian Dollar - U.S. Dollar forward contracts	Accrued expenses and other current liabilities	0.6	-	0.6	-
Acquisition consideration	Current portion of acquisition consideration payable	21.5	-	-	21.5
5.125% Senior Notes due 2014	Long-term debt	261.2	-	261.2	-
Hedged portion of 6.875% Senior Notes due 2019	Long-term debt	154.4	-	154.4	-
Acquisition consideration	Acquisition consideration payable, net of current portion	206.7	-	-	206.7
	Total liabilities	$653.9	$9.5	$416.2	$228.2

        The following table presents the changes in Level 3 contingent consideration liability for the fiscal six months ended July 3, 2010 and July 2, 2011.

(In millions)	Acquisition of Moda	Acquisition of SWH	Total Acquisition Consideration Payable
Beginning balance, January 1, 2010	$-	$-	$-
Acquisition	18.8	181.8	200.6
Payments	-	(0.7)	(0.7)
Total adjustments included in earnings	5.1	0.1	5.2
Balance, July 3, 2010	$23.9	$181.2	$205.1
Beginning balance, January 1, 2011	$22.9	$191.0	$213.9
Payments	-	(11.0)	(11.0)
Total adjustments included in earnings	(6.5)	31.8	25.3
Balance, July 2, 2011	$16.4	$211.8	$228.2

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        In accordance with the fair value hierarchy described above, the following table shows the fair value of our non-financial assets and liabilities that were required to be measured at fair value on a nonrecurring basis at July 3, 2010 and July 2, 2011, and the total losses recorded as a result of the remeasurement process.

(In millions)		Fair Value Measurements Using
Description	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total losses recorded for the fiscal six months
At July 3, 2010:
Property and equipment	$-	$-	$-	$-	$2.1
At July 2, 2011:
Property and equipment	-	-	-	-	2.5
Transportation equipment	1.0	0.6	-	-	0.4

        During the fiscal six months ended July 3, 2010 and July 2, 2011, property and equipment utilized in our retail operations with a carrying amount of $2.1 million and $2.5 million, respectively, were written down to a fair value of zero, primarily as a result of our decision to close underperforming retail locations. These losses were recorded as SG&A expenses in the domestic retail segment. We consider long-term assets utilized in a retail location to be impaired when a pattern of operating losses at the location indicate that future operating losses are probable and that the resulting cash flows will not be sufficient to recover the carrying value of the associated long-term assets. During the fiscal six months ended July 2, 2011, we determined that certain transportation equipment with a carrying value of $1.0 million had a fair value of $0.6 million based on quoted market prices. The loss of $0.4 million was recorded as SG&A expenses in the licensing, other and eliminations segment.

Financial Instruments

        As a result of our global operating and financing activities, we are exposed to changes in interest rates and foreign currency exchange rates which may adversely affect results of operations and financial condition. In seeking to minimize the risks and/or costs associated with such activities, we manage exposure to changes in interest rates and foreign currency exchange rates through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The instruments eligible for utilization include forward, option and swap agreements. We do not use financial instruments for trading or other speculative purposes. At July 2, 2011, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total notional value of US$10.3 million at a weighted-average exchange rate of 1.02 maturing through November 2011 and to exchange British Pounds for Euros for a total notional value of €2.4 million at a weighted-average exchange rate of 1.15 maturing through September 2011. We also had options to exchange British Pounds for U.S. Dollars for a notional value of $2.5 million at an exchange rate of 1.47 through September of 2011.

        At July 2, 2011, July 3, 2010 and December 31, 2010, the fair values of cash and cash equivalents, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of the note receivable from GRI approximates the $10.0 million carrying value as it is a variable-rate instrument. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or exchange rates for the same or similar instruments, and the related carrying amounts are as follows:

(In millions)	July 2, 2011		July 3, 2010		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$825.5	$749.6	$503.9	$447.2	$510.0	$459.4
Interest rate swaps, net asset (liability)	5.1	5.1	2.8	2.8	(0.6)	(0.6)
Interest rate cap, net asset	0.6	0.6	1.3	1.3	1.3	1.3
Canadian Dollar - U.S. Dollar forward contracts, net asset (liability)	(0.6)	(0.6)	0.2	0.2	(0.5)	(0.5)
British Pound - Euro forward contracts, net asset	0.1	0.1	-	-	-	-

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

CREDIT FACILITIES

        We have a secured revolving credit agreement expiring on April 28, 2016 (the "Credit Facility") with several lending institutions to borrow an aggregate principal amount of up to $650 million. On April 28, 2011, we completed an amendment and restatement of our Credit Facility. The amended and restated terms and conditions provide for an extension of the maturity date from May 13, 2015 to April 28, 2016. The amendment and restatement also provides for, among other things, the following changes to the Credit Facility: (1) a split of the Credit Facility into a $350 million U.S. commitment which may be drawn by the U.S. borrowers as revolving loans or letters of credit in U.S. dollars, and a $300 million international commitment which may be drawn by the U.S. borrowers or by any Canadian or European borrowers as revolving loans or letters of credit in Euros, sterling, Canadian dollars, or U.S. dollars; (2) reductions in the interest rate spreads and commitment fees payable under the Credit Facility; (3) the addition of separate borrowing bases in each relevant European country, similar to the U.S. borrowing base (with variations in accordance with local law or practice); (4) changes in the U.S. borrowing base eligibility criteria for inventory in or in transit to Canada; (5) an increase in the cap on swingline loans; (6) reductions in the various availability levels below which (x) dominion periods are triggered, and (y) the borrowers must comply with certain financial and other covenants; (7) increases in various debt baskets, including a lifting of limits on the general unsecured debt basket and on unsecured and secured debt incurred by non-U.S. subsidiaries that are not loan parties, an increase in the general lien basket, and the addition of a new lien basket for financings secured by intellectual property; (8) increases in various investments baskets and the addition of a new investments basket; (9) an increase in the general asset sales basket; and (10) reductions in the various thresholds to be met before we can make restricted payments or can prepay our bonds maturing in 2014.

        Borrowings under the Credit Facility may be used to refinance existing indebtedness, to make certain investments (including acquisitions), and for general corporate purposes in the ordinary course of business. Such borrowings bear interest either based on the alternate base rate, as defined in the Credit Facility, or based on Eurocurrency rates, each with a margin that depends on the availability remaining under the Credit Facility. The Credit Facility contains customary events of default.

        Availability under the Credit Facility is determined with reference to a borrowing base consisting of a percentage of eligible inventory, accounts receivable, credit card receivables and licensee receivables, minus reserves determined by the joint collateral agents. At July 2, 2011, we had no cash borrowings and $26.3 million of letters of credit outstanding, and our remaining availability was $456.4 million. If availability under the Credit Facility falls below a stated level, we will be required to comply with a minimum fixed charge coverage ratio. The Credit Facility also contains affirmative and negative covenants that, among other things, will limit or restrict our ability to (1) incur indebtedness, (2) create liens, (3) merge, consolidate, liquidate or dissolve, (4) make investments (including acquisitions), loans or advances, (5) sell assets, (6) enter into sale and leaseback transactions, (7) enter into swap agreements, (8) make certain restricted payments (including dividends and other payments in respect of capital stock), (9) enter into transactions with affiliates, (10) enter into restrictive agreements, and (11) amend material documents. The Credit Facility is secured by a first priority lien on substantially all of our personal property.

        SWH has a $1.5 million unsecured borrowing facility with a lending institution that expires on October 1, 2011 and is renewable on an annual basis, under which no cash borrowings and $1.1 million in letters of credit were outstanding at July 2, 2011. Cash borrowings under this facility bear interest based on either the prevailing prime rate or the prevailing LIBOR rate plus 300 basis points. SWH also has a €0.3 million variable-rate unsecured borrowing facility with a European lending institution that expires in March 2012 and is renewable on an annual basis, under which no amounts were outstanding at July 2, 2011.

LONG-TERM DEBT

        In March 2011, we issued $300.0 million of 6.875% Senior Notes due 2019 (the "2019 Notes"). Net proceeds were $293.3 million, of which $45.0 million was used to repay amounts then outstanding under our secured revolving credit agreement. In connection with the issuance of the 2019 Notes, we entered into three interest rate swap transactions to effectively convert $150 million of the 2019 Notes to variable-rate debt. For more information, see "Derivatives."

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

        On December 14, 2010, we entered into three interest rate swap transactions to effectively convert the entire amount of the 2014 Notes to variable-rate debt. Under the terms of the transactions, we are required to make semiannual variable-rate payments to the counterparties calculated based on three-month LIBOR rates (which are reset on the 15th day of each calendar quarter) plus 3.46%, and the counterparties were obligated to make semiannual fixed-rate payments to us of 5.125%. The swap transactions have an effective date of December 17, 2010 and a termination date of November 15, 2014, the date the 2014 Notes mature.

        On March 3, 2011, we entered into three interest rate swap transactions to effectively convert $150 million of our 2019 Notes to variable-rate debt. Under the terms of the transactions, we are required to make semiannual variable-rate payments to the counterparties calculated based on three-month LIBOR rates (which are reset on the 15th day of each calendar quarter) plus 3.73%, and the counterparties were obligated to make semiannual fixed-rate payments to us of 6.875%. The swap transactions have an effective date of March 7, 2011 and a termination date of March 15, 2019, the date the 2019 Notes mature.

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

        We recorded a net increase of $1.2 million in interest expense related to the ineffectiveness of the swaps and a $0.7 million increase in interest expense related to changes in the fair value of the cap during the fiscal six months ended July 2, 2011.  We recorded a net increase of $1.2 million in interest expense related to the ineffectiveness of the swaps and a $1.4 million increase in interest expense related to changes in the fair value of the cap during the fiscal six months ended July 3, 2010.

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

        We have outstanding forward contracts to exchange Canadian Dollars for U.S. Dollars and British Pounds for Euros, and options to exchange British Pounds for U.S. Dollars. The Canadian Dollar - U.S. Dollar contracts are designated as cash flow hedges, as the principal terms of the contracts are the same as the underlying forecasted foreign currency cash flows. Therefore, changes in the fair value of these forward contracts should be highly effective in offsetting changes in the expected foreign currency cash flows. Changes in the fair value of these contracts are recorded in accumulated other comprehensive income, net of related tax effects, with the corresponding asset or liability recorded in the balance sheet. Amounts recorded in accumulated other comprehensive income are reflected in current-period earnings when the hedged transaction affects earnings. The British Pound contracts have not been designated as cash flow hedges; therefore, changes in the fair value of these forward contracts are recorded as SG&A expenses.

        Since the foreign currency derivatives we use in our risk management strategies are highly effective hedges because all the critical terms of the derivative instruments match those of the hedged item, we record no ineffectiveness related to our cash flow hedges. If foreign currency exchange rates do not change from their July 2, 2011 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months will not be material.

        The U.S. Dollar notional amounts of our Canadian Dollar - U.S. Dollar forward exchange contracts outstanding at July 2, 2011, July 3, 2010 and December 31, 2010 were $10.3 million, $6.3 million and $20.3 million, respectively. The Euro notional amounts of our British Pound - Euro forward exchange contracts outstanding at July 2, 2011 were €2.4 million. The U.S. Dollar notional amounts of our British Pound - U.S. Dollar exchange options outstanding at July 2, 2011 were $2.5 million.

Fair Values of Derivative Instruments

(In millions)	July 2, 2011		July 3, 2010		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contracts	Other long-term assets	$5.1	Other long-term assets	$2.8		$-
Foreign exchange contracts		-	Prepaid expenses and other current assets	0.2		-
Total derivative assets		$5.1		$3.0		$-
Interest rate swap contracts		$-		$-	Other long-term liabilities	$0.6
Foreign exchange contracts	Accrued expenses and other current liabilities	0.6		-	Accrued expenses and other current liabilities	0.5
Total derivative liabilities		$0.6		$-		$1.1
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$0.1		$-		$-
Interest rate cap contract	Other long-term assets	0.6	Other long-term assets	1.3	Other long-term assets	1.3
Total derivative assets		$0.7		$1.3		$1.3

Effect of Derivatives on the Statement of Operations - Derivatives Designated as Hedging Instruments

(In millions)	Location of Pretax Gain (Loss) due to Ineffectiveness Recognized in Income	Amount of Pretax Gain (Loss) due to Ineffectiveness Recognized in Income
Derivate type		Fiscal Six Months Ended July 2, 2011	Fiscal Six Months Ended July 3, 2010
Interest rate swap contracts	Interest expense	$(1.2)	$(1.2)

(In millions)	Amount of Pretax Gain (Loss) Recognized in Other Comprehensive Income			Amount of Pretax Gain (Loss) Reclassified from Other Comprehensive Income into Income
Derivative type	Fiscal Six Months Ended July 2, 2011	Fiscal Six Months Ended July 3, 2010	Location of Pretax Gain (Loss) Reclassified from Other Comprehensive Income into Income	Fiscal Six Months Ended July 2, 2011	Fiscal Six Months Ended July 3, 2010
Canadian Dollar - U.S. Dollar forward contracts	$(0.6)	$0.1	Cost of sales	$(0.4)	$(0.2)

Effect of Derivatives on the Statement of Operations - Derivatives Not Designated as Hedging Instruments

(In millions)	Location of Pretax Gain (Loss) Recognized in Income	Amount of Pretax Gain (Loss) Recognized in Income
Derivate type		Fiscal Six Months Ended July 2, 2011	Fiscal Six Months Ended July 3, 2010
British Pound - Euro forward contracts	Selling, general and administrative expenses	$0.1	$-
Interest rate cap contract	Interest expense	$(0.7)	$(1.4)

STATEMENT OF CASH FLOWS

Fiscal Six Months Ended	July 2, 2011	July 3, 2010
(In millions)
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$21.0	$19.5
Net income tax (refunds) payments	(7.4)	36.6

Supplemental disclosures of non-cash investing and financing activities:
Restricted stock issued to employees	26.2	27.6
Note payable and deferred compensation recorded related to acquisition of Kurt Geiger	10.2	-
Acquisition consideration payable recorded for acquisition of Moda	-	18.8
Acquisition consideration payable recorded for acquisition of SWH	-	181.8

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

PENSION PLANS

Components of Net Periodic Benefit Cost

(In millions)	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Interest cost	$0.7	$0.7	$1.3	$1.3
Expected return on plan assets	(0.7)	(0.6)	(1.3)	(1.2)
Amortization of net loss	0.4	0.4	0.9	0.8
Net periodic benefit cost	$0.4	$0.5	$0.9	$0.9

Employer Contributions

        During the fiscal six months ended July 2, 2011, we contributed $1.0 million to our defined benefit pension plans. We anticipate contributing a total of $4.8 million during 2011.

SEGMENT INFORMATION

        We identify operating segments based on, among other things, differences in products sold and the way our management organizes the components of our business for purposes of allocating resources and assessing performance. With the addition of Kurt Geiger on June 2, 2011, we have redefined our reportable operating segments to better reflect our expanding international operations. Our operations are now comprised of six reportable segments: domestic wholesale sportswear, domestic wholesale jeanswear, domestic wholesale footwear and accessories, domestic retail, international wholesale and international retail. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores, the retail segments include operations by our own stores, concession locations and e-commerce web sites, and income and expenses related to trademarks, licenses and general corporate functions are reported under "licensing, other and eliminations."

        We define segment income as operating income before net interest expense, goodwill impairment charges, gains or losses on sales of subsidiaries, equity in earnings of unconsolidated affiliates and income taxes. Sales and transfers between segments generally are recorded at cost and treated as transfers of inventory, which are not reviewed when evaluating segment performance. The wholesale segments allocate to the retail segments a portion of their SG&A costs related to the inventory transferred to those divisions where the retail operations benefit from those costs.

        Summarized below are our revenues, income and total assets by reportable segment for the fiscal quarter and six months ended July 2, 2011 and restated revenues, income and total assets by reportable segment for the fiscal quarter and six months ended July 3, 2010. We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating profit and other financial information shown below.

(In millions)	Domestic Wholesale Sportswear	Domestic Wholesale Jeanswear	Domestic Wholesale Footwear & Accessories	Domestic Retail	International Wholesale	International Retail	Licensing, Other & Eliminations	Consolidated
For the fiscal quarter ended July 2, 2011
Revenues	$203.0	$189.1	$188.4	$166.5	$76.6	$53.4	$10.4	$887.4
Segment income (loss)	$22.3	$11.9	$(2.4)	$4.9	$9.5	$3.5	$(4.8)	44.9
Net interest expense								(37.0)
Equity in income of unconsoldiated affiliate								0.7
Income before provision for income taxes								$8.6
For the fiscal quarter ended July 3, 2010
Revenues	$219.6	$189.3	$193.6	$165.0	$69.3	$12.5	$10.3	$859.6
Segment income	$21.1	$13.2	$12.9	$1.1	$7.2	$3.1	$(3.3)	55.3
Net interest expense								(14.3)
Income before provision for income taxes								$41.0
For the fiscal six months ended July 2, 2011
Revenues	$471.7	$424.6	$409.0	$301.7	$155.7	$63.6	$22.4	$1,848.7
Segment income (loss)	$53.1	$39.9	$15.6	$(18.0)	$18.8	$1.9	$(5.2)	106.1
Net interest expense								(58.2)
Equity in income of unconsoldiated affiliate								2.0
Income before provision for income taxes								$49.9
For the fiscal six months ended July 3, 2010
Revenues	$491.6	$410.8	$391.2	$299.3	$112.6	$20.1	$21.3	$1,746.9
Segment income (loss)	$65.1	$49.5	$34.0	$(19.8)	$9.3	$2.3	$(8.8)	131.6
Net interest expense								(26.3)
Equity in loss of unconsoldiated affiliate								(1.8)
Income before provision for income taxes								$103.5
Total Assets
July 2, 2011	$1,060.8	$671.2	$939.0	$268.8	$230.7	$409.8	$(821.3)	$2,759.0
July 3, 2010	666.9	608.2	865.3	217.5	183.1	32.1	(265.2)	2,307.9

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

Condensed Consolidating Balance Sheets
(In millions)

	July 2, 2011				December 31, 2010
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$91.0	$55.4	$-	$146.4	$163.0	$37.8	$-	$200.8
Accounts receivable	200.5	177.8	-	378.3	210.2	135.4	-	345.6
Inventories	291.7	231.7	(0.2)	523.2	289.4	176.5	-	465.9
Prepaid and refundable income taxes	10.0	0.2	1.3	11.5	3.3	0.1	15.3	18.7
Deferred taxes	11.6	14.6	-	26.2	15.1	12.9	-	28.0
Prepaid expenses and other current assets	24.6	19.7	-	44.3	22.1	10.0	-	32.1
TOTAL CURRENT ASSETS	629.4	499.4	1.1	1,129.9	703.1	372.7	15.3	1,091.1

Property, plant and equipment - net	75.0	195.2	-	270.2	75.1	151.3	-	226.4
Due from affiliates	-	1,457.6	(1,457.6)	-	-	1,512.4	(1,512.4)	-
Goodwill	46.7	212.2	-	258.9	46.7	115.1	-	161.8
Other intangibles - net	7.3	940.0	-	947.3	7.7	719.0	-	726.7
Deferred taxes	85.3	-	(85.3)	-	84.2	-	(84.2)	-
Investments in and loans to affiliates	3,000.8	43.6	(3,000.8)	43.6	2,677.5	40.2	(2,677.5)	40.2
Other assets	90.4	18.7	-	109.1	68.7	17.5	-	86.2
TOTAL ASSETS	$3,934.9	$3,366.7	$(4,542.6)	$2,759.0	$3,663.0	$2,928.2	$(4,258.8)	$2,332.4
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$-	$1.9	$-	$1.9	$-	$1.8	$-	$1.8
Current portion of acquisition consideration payable	21.6	1.4	-	23.0	14.1	-	-	14.1
Accounts payable	136.2	94.0	-	230.2	145.9	67.5	-	213.4
Income taxes payable	9.3	9.4	(18.3)	0.4	-	4.4	(4.4)	-
Accrued expenses and other current liabilities	73.7	68.8	-	142.5	85.5	56.9	-	142.4
TOTAL CURRENT LIABILITIES	240.8	175.5	(18.3)	398.0	245.5	130.6	(4.4)	371.7
NONCURRENT LIABILITIES:
Long-term debt	825.2	0.2	-	825.4	509.7	0.2	-	509.9
Obligations under capital leases	-	24.3	-	24.3	-	25.2	-	25.2
Deferred taxes	-	147.8	(72.9)	74.9	-	72.1	(71.8)	0.3
Income taxes payable	8.7	-	-	8.7	6.3	-	-	6.3
Acquisition consideration payable	206.7	-	-	206.7	199.9	1.4	-	201.3
Due to affiliates	1,457.6	-	(1,457.6)	-	1,512.4	-	(1,512.4)	-
Other	60.0	19.1	-	79.1	57.0	22.4	-	79.4
TOTAL NONCURRENT LIABILITIES	2,558.2	191.4	(1,530.5)	1,219.1	2,285.3	121.3	(1,584.2)	822.4
TOTAL LIABILITIES	2,799.0	366.9	(1,548.8)	1,617.1	2,530.8	251.9	(1,588.6)	1,194.1
EQUITY:
Common stock and additional paid-in capital	540.3	2,340.5	(2,340.5)	540.3	542.8	2,096.2	(2,096.2)	542.8
Retained earnings	605.5	655.1	(649.3)	611.3	597.8	574.9	(568.9)	603.8
Accumulated other comprehensive (loss) income	(9.9)	4.0	(4.0)	(9.9)	(8.4)	5.1	(5.1)	(8.4)
Total Jones stockholders' equity	1,135.9	2,999.6	(2,993.8)	1,141.7	1,132.2	2,676.2	(2,670.2)	1,138.2
Noncontrolling interest	-	0.2	-	0.2	-	0.1	-	0.1
TOTAL EQUITY	1,135.9	2,999.8	(2,993.8)	1,141.9	1,132.2	2,676.3	(2,670.2)	1,138.3
TOTAL LIABILITIES AND EQUITY	$3,934.9	$3,366.7	$(4,542.6)	$2,759.0	$3,663.0	$2,928.2	$(4,258.8)	$2,332.4

Condensed Consolidating Statements of Operations
(In millions)

	Fiscal Quarter Ended July 2, 2011				Fiscal Quarter Ended July 3, 2010
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net sales	$557.3	$324.1	$(4.7)	$876.7	$606.1	$246.1	$(3.2)	$849.0
Licensing income	0.1	10.3	-	10.4	-	10.3	-	10.3
Other revenues	0.3	-	-	0.3	0.3	-	-	0.3
Total revenues	557.7	334.4	(4.7)	887.4	606.4	256.4	(3.2)	859.6
Cost of goods sold	356.3	210.2	(2.2)	564.3	375.7	167.7	(1.0)	542.4
Gross profit	201.4	124.2	(2.5)	323.1	230.7	88.7	(2.2)	317.2
Selling, general and administrative expenses	227.2	53.3	(2.3)	278.2	231.2	33.2	(2.5)	261.9
Operating (loss) income	(25.8)	70.9	(0.2)	44.9	(0.5)	55.5	0.3	55.3
Net interest expense (income) and financing costs	38.0	(1.0)	-	37.0	15.7	(1.4)	-	14.3
Equity in income (loss) of unconsolidated affiliate	-	0.7	-	0.7	-	-	-	-
(Loss) income before (benefit) provision for income taxes and equity in earnings of subsidiaries	(63.8)	72.6	(0.2)	8.6	(16.2)	56.9	0.3	41.0
(Benefit) provision for income taxes	(17.5)	20.7	-	3.2	(2.8)	18.1	(0.1)	15.2
Equity in earnings of subsidiaries	51.5	-	(51.5)	-	38.9	-	(38.9)	-
Net income	5.2	51.9	(51.7)	5.4	25.5	38.8	(38.5)	25.8
Less: income attributable to noncontrolling interest	-	0.2	-	0.2	-	0.1	-	0.1
Income attributable to Jones	$5.2	$51.7	$(51.7)	$5.2	$25.5	$38.7	$(38.5)	$25.7

	Fiscal Six Months Ended July 2, 2011				Fiscal Six Months Ended July 3, 2010
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net sales	$1,174.9	$660.3	$(9.5)	$1,825.7	$1,232.1	$499.9	$(6.8)	$1,725.2
Licensing income	0.1	22.4	-	22.5	-	21.3	-	21.3
Other revenues	0.5	-	-	0.5	0.4	-	-	0.4
Total revenues	1,175.5	682.7	(9.5)	1,848.7	1,232.5	521.2	(6.8)	1,746.9
Cost of goods sold	764.5	434.1	(3.7)	1,194.9	766.9	338.5	(1.9)	1,103.5
Gross profit	411.0	248.6	(5.8)	653.8	465.6	182.7	(4.9)	643.4
Selling, general and administrative expenses	447.9	105.4	(5.6)	547.7	455.2	61.6	(5.0)	511.8
Operating (loss) income	(36.9)	143.2	(0.2)	106.1	10.4	121.1	0.1	131.6
Net interest expense (income) and financing costs	60.6	(2.4)	-	58.2	29.1	(2.8)	-	26.3
Equity in income (loss) of unconsolidated affiliate	-	2.0	-	2.0	-	(1.8)	-	(1.8)
(Loss) income before (benefit) provision for income taxes and equity in earnings of subsidiaries	(97.5)	147.6	(0.2)	49.9	(18.7)	122.1	0.1	103.5
(Benefit) provision for income taxes	(23.4)	42.1	-	18.7	(0.3)	38.7	(0.1)	38.3
Equity in earnings of subsidiaries	105.0	-	(105.0)	-	83.4	-	(83.4)	-
Net income	30.9	105.5	(105.2)	31.2	65.0	83.4	(83.2)	65.2
Less: income attributable to noncontrolling interest	-	0.4	-	0.4	-	0.3	-	0.3
Income attributable to Jones	$30.9	$105.1	$(105.2)	$30.8	$65.0	$83.1	$(83.2)	$64.9

Condensed Consolidating Statements of Cash Flows
(In millions)

	Fiscal Six Months Ended July 2, 2011				Fiscal Six Months Ended July 3, 2010
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net cash provided by operating activities	$21.3	$57.8	$(13.5)	$65.6	$11.1	$15.7	$(0.8)	$26.0
Cash flows from investing activities:
Capital expenditures	(24.5)	(25.0)	-	(49.5)	(6.0)	(10.3)	-	(16.3)
Acquisition of KG Group Holdings Limited, net of cash acquired	(150.0)	6.9	-	(143.1)	-	-	-	-
Acquisition of Stuart Weitzman Holdings, LLC, net of cash acquired	-	-	-	-	(180.3)	21.0	-	(159.3)
Acquisition of Moda Nicola International, LLC	-	-	-	-	(14.4)	-	-	(14.4)
Other	-	-	-	-	-	0.1	-	0.1
Net cash (used in) provided by investing activities	(174.5)	(18.1)	-	(192.6)	(200.7)	10.8	-	(189.9)
Cash flows from financing activities:
Issuance of 6.875% Senior Notes due 2019	300.0	-	-	300.0	-	-	-	-
Debt issuance costs	(6.8)	-	-	(6.8)	-	-	-	-
Costs related to revolving credit agreement	(2.9)	-		(2.9)	(7.2)	-	-	(7.2)
Repayment of acquired debt of KG Group Holdings Limited	(174.1)	-	-	(174.1)	-	-	-	-
Cash distributions to selling members of Stuart Weitzman Holdings, LLC	-	-	-	-	-	(19.0)	-	(19.0)
Dividends paid	(8.5)	(13.5)	13.5	(8.5)	(8.6)	(0.8)	0.8	(8.6)
Acquisition of treasury stock	(28.0)	-	-	(28.0)	-	-	-	-
Payments of acquisition consideration payable	-	(6.2)	-	(6.2)	-	(0.7)	-	(0.7)
Proceeds from exercise of employee stock options	-	-	-	-	0.6	-	-	0.6
Other items, net	1.5	(1.2)	-	0.3	-	(1.7)	-	(1.7)
Net cash provided by (used in) financing activities	81.2	(20.9)	13.5	73.8	(15.2)	(22.2)	0.8	(36.6)
Effect of exchange rates on cash	-	(1.2)	-	(1.2)	-	0.3	-	0.3
Net (decrease) increase in cash and cash equivalents	(72.0)	17.6	-	(54.4)	(204.8)	4.6	-	(200.2)
Cash and cash equivalents, beginning	163.0	37.8	-	200.8	322.1	11.3	-	333.4
Cash and cash equivalents, ending	$91.0	$55.4	$-	$146.4	$117.3	$15.9	$-	$133.2

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

       In May 2011, FASB issued ASU No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." ASU 2011-04 amends Topic 820 to provide common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles ("U.S. GAAP") and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, as well as providing guidance on how fair value should be applied where its use is already required or permitted by other standards within U.S. GAAP. ASU No. 2011-04 is to be applied prospectively, and early adoption is not permitted. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 is not expected to have a material impact on our results of operations or our financial position.

        In June 2011, FASB issued ASU 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income." ASU 2011-05 eliminates the option that permits the presentation of other comprehensive income in the statement of changes in equity and requires presenting components of net income and comprehensive income in either a one-statement approach with totals for both net income and comprehensive income, or a two-statement approach where a statement presenting the components of net income and total net income must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. For public companies, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion provides information and analysis of our results of operations for the 13 and 26 week periods ended July 2, 2011 (hereinafter referred to as the "second fiscal quarter of 2011" and the "first fiscal six months of 2011," respectively) and July 3, 2010 (hereinafter referred to as the "second fiscal quarter of 2010" and the "first fiscal six months of 2010," respectively) and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

Executive Overview

        We design, contract for the manufacture of and market a broad range of women's collection sportswear, suits and dresses, casual sportswear and jeanswear for women and children, women's footwear and accessories and men's jeanswear. We sell our products through a broad array of distribution channels, including better specialty and department stores and mass merchandisers, primarily in the United States, Canada and Europe. We also operate our own network of retail and factory outlet stores and several e-commerce web sites. In addition, we license the use of several of our brand names to select manufacturers and distributors of women's and men's apparel and accessories worldwide.

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
  on April 28, 2011, we announced an amendment and extension of our existing $650 million senior credit facility to provide for additional international subfacilities and a decrease in fees and interest rates to current market rates and to extend the maturity date to April 28, 2016;
  on June 2, 2011, we announced that we had acquired KG Group Holdings Limited ("Kurt Geiger"), Europe's largest luxury footwear retailer; and
  on July 11, 2011, we announced that we had entered into an exclusive, worldwide license agreement with Philip Simon Brands Group, Inc. for the creation, production, marketing and global distribution of a fashion sneaker collection under the Nine West brand.

Retail store closings

        We continue to review our domestic retail operations for underperforming locations. As a result of this review, we have decided to close retail locations that no longer provide strategic and/or financial benefits. During 2009 and 2010, we closed 99 and 191 locations, respectively. We closed 63 locations during the first fiscal six months of 2011, and we anticipate closing additional locations in 2011 and 2012. We accrued $0.5 million of employee termination costs in the fiscal six months ended July 2, 2011. In connection with our decision to close these stores, we reviewed the associated long-term assets for impairments. As a result of this review, we recorded $2.1 million and $2.5 million of impairment losses during the fiscal six months ended July 3, 2010 and July 2, 2011, respectively, on leasehold improvements and furniture and fixtures located in the stores to be closed. These costs are reported as selling, general and administrative ("SG&A") expenses in our domestic retail segment.

Critical Accounting Policies

        Several of our accounting policies involve significant or complex judgements and uncertainties and require us to make certain critical accounting estimates. We consider an accounting estimate to be critical if it requires us to make assumptions about matters that were highly uncertain at the time the estimate was made. The estimates with the greatest potential effect on our results of operations and financial position include the collectibility of accounts receivable, the recovery value of obsolete or overstocked inventory and the fair values of goodwill, intangible assets with indefinite lives and acquisition consideration liabilities. Estimates related to accounts receivable and inventory affect our domestic wholesale better sportswear, domestic wholesale jeanswear, domestic wholesale footwear and accessories, domestic retail, international wholesale and international retail segments. Estimates related to goodwill affect our domestic wholesale sportswear, domestic wholesale footwear and accessories, international wholesale and international retail segments. Estimates related to intangible assets with indefinite lives affect our domestic footwear and accessories, international wholesale, international retail and licensing, other and eliminations segments. Estimates related to our acquisition consideration liabilities affect our domestic wholesale sportswear and our domestic wholesale footwear and accessories segments.

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

Changes to Operating Segments

        With the addition of Kurt Geiger on June 2, 2011, we have redefined our reportable operating segments to better reflect our expanding international operations. Our operations are now comprised of six reportable segments: domestic wholesale sportswear, domestic wholesale jeanswear, domestic wholesale footwear and accessories, domestic retail, international wholesale and international retail. Prior period information has been revised to conform to this presentation.

Results of Operations

Statements of Operations Stated in Dollars and as a Percentage of Total Revenues

(In millions)	Fiscal Quarter Ended				Fiscal Six Months Ended
	July 2, 2011		July 3, 2010		July 2, 2011		July 3, 2010
Net sales	$876.7	98.8%	$849.0	98.8%	$1,825.7	98.8%	$1,725.2	98.8%
Licensing income	10.4	1.2	10.3	1.2	22.5	1.2	21.3	1.2
Other revenues	0.3	0.0	0.3	0.0	0.5	0.0	0.4	0.0
Total revenues	887.4	100.0	859.6	100.0	1,848.7	100.0	1,746.9	100.0
Cost of goods sold	564.3	63.6	542.4	63.1	1,194.9	64.6	1,103.5	63.2
Gross profit	323.1	36.4	317.2	36.9	653.8	35.4	643.4	36.8
Selling, general and administrative expenses	278.2	31.4	261.9	30.5	547.7	29.6	511.8	29.3
Operating income	44.9	5.1	55.3	6.4	106.1	5.7	131.6	7.5
Net interest expense and financing costs	37.0	4.2	14.3	1.7	58.2	3.1	26.3	1.5
Equity in income (loss) of unconsolidated affiliate	0.7	0.1	-	-	2.0	0.1	(1.8)	(0.1)
Income before provision for income taxes	8.6	1.0	41.0	4.8	49.9	2.7	103.5	5.9
Provision for income taxes	3.2	0.4	15.2	1.8	18.7	1.0	38.3	2.2
Net income	5.4	0.6	25.8	3.0	31.2	1.7	65.2	3.7
Less: income attributable to noncontrolling interest	0.2	0.0	0.1	0.0	0.4	0.0	0.3	0.0
Income attributable to Jones	$5.2	0.6%	$25.7	3.0%	$30.8	1.7%	$64.9	3.7%

Percentage totals may not add due to rounding.

Fiscal Quarter Ended July 2, 2011 Compared with Fiscal Quarter Ended July 3, 2010

        Revenues. Total revenues for the second fiscal quarter of 2011 were $887.4 million, compared with $859.6 million for the second fiscal quarter of 2010, an increase of 3.2%. Revenues by segment were as follows:

(In millions)	Second Fiscal Quarter of 2011	Second Fiscal Quarter of 2010	Increase (Decrease )	Percent Change
Domestic wholesale sportswear	$203.0	$219.6	$(16.6)	(7.6%)
Domestic wholesale jeanswear	189.1	189.3	(0.2)	(0.1)
Domestic wholesale footwear and accessories	188.4	193.6	(5.2)	(2.7)
Domestic retail	166.5	165.0	1.5	0.9
International wholesale	76.6	69.3	7.3	10.5
International retail	53.4	12.5	40.9	327.2
Licensing and other	10.4	10.3	0.1	1.0
Total revenues	$887.4	$859.6	$27.8	3.2%

        Domestic wholesale sportswear revenues decreased $16.6 million, primarily due to decreased revenues in our Jones New York-related product lines (due to lower customer orders resulting from product performance trends at the retail level and the discontinuance of our Jones New York Suit product line due to product performance at retail) as well as decreased shipments of our Evan-Picone and Kasper product lines (due to product performance at retail). These decreases were partially offset by increased revenues in our Anne Klein and Robert Rodriguez product lines due to positive product performance at retail.

        Domestic wholesale jeanswear revenues decreased $0.2 million, primarily due to reduced shipments of our Gloria Vanderbilt product line (due to the timing of shipments and a reduction in replenishment program shipments compared with the prior period's high replenishment volume) and our Energie product line (due to the challenging retail climate in the moderate junior tops business as well as product assortment issues), partially offset by increased shipments of our l.e.i. product line due to the timing of shipments and increased shipments of our Jessica Simpson and Nine West Jeans product lines due to positive product performance at retail.

        Domestic wholesale footwear and accessories revenues decreased $5.2 million, primarily due to decreased shipments of our Easy Spirit product line due to weakness in the athletic and toning categories across the industry, decreased shipments of our Bandolino and Nine West product lines due to product performance at retail and decreased shipments of our licensed Dockers(R) products due to a major customer discontinuing the product line. These decreases were partially offset by an additional $14.4 million in sales of the acquired Stuart Weitzman product line and increased shipments of our AK Anne Klein product line due to improved and more trend-right product and our Boutique 9 product line due to product performance at retail due to key seasonal trend-right products.

        Domestic retail revenues increased $1.5 million. Revenue increases from a 6.6% increase in comparable store sales ($9.3 million) resulting from positive product performance and $8.2 million related to the acquired Stuart Weitzman stores were largely offset by a net $16.0 million reduction in revenues primarily related to our program to close underperforming locations. We began the current quarter with 723 retail locations and had a net decrease of 20 locations to end the period with 703 locations, compared with 837 locations at the end of the prior period. Our comparable e-commerce business sales increased 10.6% ($1.6 million), our comparable footwear store sales increased 4.9% ($4.4 million) and our comparable apparel store sales increased 9.5% ($3.3 million). Comparable stores are locations (including e-commerce sites) that have been open for a full year, are not scheduled to close in the current period and are not scheduled for an expansion or downsize by more than 25% or relocation to a different street or mall.

        International wholesale revenues increased $7.3 million, primarily due to $8.9 million from the acquisition of Stuart Weitzman Holdings, LLC ("SWH"), $4.2 million of initial shipments of Jones New York product lines in our Mexican wholesale program, $2.3 million from the acquisition of Kurt Geiger and $1.5 million increase in our Canadian business (including a $0.7 million favorable effect of exchange rates between the U.S. and Canadian Dollars), offset by a $9.6 million decrease in our Nine West international business due to the timing of shipments to Asia, a decrease in shipments to our Dubai licensee resulting from the licensee's efforts to reduce inventory levels and the effects of the acquisition of Kurt Geiger.

        International retail revenues increased $40.9 million, primarily due to $35.0 million from the acquisition of Kurt Geiger, $4.0 million of initial sales of Jones New York products in our Spanish retail business, $1.7 million from the acquisition of SWH and a $0.2 million increase in our Canadian business (primarily from a $0.7 million favorable effect of exchange rates between the U.S. and Canadian Dollars partially offset by a $0.5 million reduction in revenues as the result of fewer units sold). We began the period with 97 stores and added 197 with the acquisition of Kurt Geiger (of which 147 are concession locations), to end the period with 294 stores.

        Licensing and other revenues increased $0.1 million, primarily due to increased sales volume of our licensees.

        Gross Profit. The gross profit margins were 36.4% and 36.9% for the second fiscal quarters of 2011 and 2010, respectively.

        Domestic wholesale sportswear gross profit margins were 34.8% and 38.2% for the second fiscal quarters of 2011 and 2010, respectively. The decrease was largely due to higher raw material and labor costs as well as increased sales to off-price retailers at lower recovery rates.

        Domestic wholesale jeanswear gross profit margins were 22.8% and 25.4% for the second fiscal quarters of 2011 and 2010, respectively. The decrease was primarily due to higher raw material and labor costs, lower recoveries on the liquidation of excess inventories, and higher shipments of lower-margin brands such as l.e.i.

        Domestic wholesale footwear and accessories gross profit margins were 30.5% and 31.8% for the second fiscal quarters of 2011 and 2010, respectively. The decrease was primarily due to higher levels of markdown assistance, higher production costs, higher levels of discounting to liquidate slow-moving inventory and lower recoveries on sales to off-price retailers, partially offset by the mix of products sold as a result of the addition of the Stuart Weitzman product line.

        Domestic retail gross profit margins were 53.9% and 54.3% for the second fiscal quarters of 2011 and 2010, respectively. The decrease was primarily due to increased promotional activity to clear slow-moving inventory, higher production costs and higher freight charges, partially offset by the mix of products sold as a result of the addition of the Stuart Weitzman locations.

        International wholesale gross profit margins were 29.4% and 23.7% for the second fiscal quarters of 2011 and 2010, respectively. The increase was primarily due to the mix of products sold as a result of the additions of the Stuart Weitzman business and the Mexican wholesale program.

        International retail gross profit margins were 54.5% and 59.2% for the second fiscal quarters of 2011 and 2010, respectively. The decrease was primarily due to the mix of products sold as a result of the acquisition of Kurt Geiger.

        Selling, General and Administrative Expenses. SG&A expenses were $278.2 million in the second fiscal quarter of 2011 and $261.9 million in the second fiscal quarter of 2010. The acquisition of SWH and Kurt Geiger added $7.3 million and $22.8 million in SG&A expenses to the second fiscal quarter of 2011, respectively.

        Domestic wholesale sportswear SG&A expenses decreased $14.5 million, primarily due to $10.6 million in adjustments to the Moda acquisition consideration liability, a $1.8 million reduction in advertising costs, a $0.9 million reduction in professional fees, a $0.6 million gain on the purchase of British Pounds related to the Kurt Geiger acquisition and $0.6 million of other net cost decreases.

        Domestic wholesale jeanswear SG&A expenses decreased $3.7 million, primarily due to a $4.0 million decrease in distribution costs, primarily related to costs incurred to shut down our Texas distribution facility in the prior period, a $0.7 million decrease in national advertising costs and a $0.4 million decrease in employee compensation costs, partially offset by a $0.6 million increase in administrative costs and $0.8 million of other net cost increases.

        Domestic wholesale footwear and accessories SG&A expenses increased $11.2 million, primarily due to a net $9.5 million increase in losses recorded related to future costs of leases on buildings we do not currently use, $3.0 million of expenses added as a result of the acquisition of SWH and a $0.9 million increase in administrative costs, partially offset by a $1.4 million decrease in employee compensation costs and $0.8 million of other net cost decreases.

        Domestic retail SG&A expenses decreased $3.6 million, primarily due to a $3.9 million reduction in salaries and benefits, a $2.9 million reduction in occupancy costs and a net $1.2 million reduction in other expenses, as a result of operating fewer stores in the current period, and a $1.9 million write-of of aged merchandise credits, partially offset by $6.3 million related to the stores acquired in the SWH acquisition.

        International wholesale SG&A expenses increased $3.8 million, primarily due to $1.4 million from the acquisition of SWH, $0.8 million related to our new Mexican wholesale program, $0.6 million from the acquisition of Kurt Geiger, a $0.6 million increase in costs in our Canadian business (primarily due to the unfavorable effect of exchange rate differences between the U.S. and Canadian Dollars) and a $0.4 million increase in our Nine West international business (primarily due to increases of $0.2 million in severance costs and $0.2 million in product development costs).

        International retail SG&A expenses increased $21.3 million, primarily due to $15.4 million from the acquisition of Kurt Geiger, $4.5 million from our new Spanish retail business, $1.1 million from the acquisition of SWH and a net $0.3 increase in costs for our Canadian business (primarily due to a $0.2 million unfavorable effect of exchange rates between the U.S. and Canadian Dollars).

        SG&A expenses for the licensing, other and eliminations segment increased $1.8 million, primarily due to a $2.5 million unfavorable effect of exchange rate differences between the U.S. Dollar and the British Pound primarily related to an intercompany note, a $0.5 million increase in Board of Directors fees, a $0.4 increase in acquisition-related costs and $0.4 million of other net cost increases, partially offset by a $2.0 million reduction in employee compensation costs, primarily related to lower amortization of stock-based compensation.

        Operating Income. The resulting operating income for the second fiscal quarter of 2011 was $44.9 million, compared with $55.3 million for the second fiscal quarter of 2010, due to the factors described above.

        Net Interest Expense. Net interest expense increased $22.7 million, primarily due to a $22.9 million increase in interest recorded on the SWH acquisition consideration liability and a $0.1 million reduction in interest income, partially offset by a $0.2 million reduction of interest and financing costs from our amended revolving secured credit facility. Interest expense was also impacted by a net $5.2 million decrease in interest expense from our interest rate swaps and cap, largely offset by a $5.1 million increase resulting from the issuance of our 6.875% Senior Notes on March 7, 2011.

        Income Taxes. The effective income tax rate was 37.5% and 37.0% for the second fiscal quarters of 2011 and 2010, respectively. The increase is primarily due to the impact of the foreign income tax differential in the second fiscal quarter of 2011, compared with the second fiscal quarter of 2010.

        Net Income and Earnings Per Share. Net income was $5.4 million in the second fiscal quarter of 2011, compared with $25.8 million in the second fiscal quarter of 2010. Diluted earnings per share for the second fiscal quarter of 2011 was $0.06, compared with $0.30 for the second fiscal quarter of 2010, with 0.6% more diluted shares outstanding.

Fiscal Six Months Ended July 2, 2011 Compared with Fiscal Six Months Ended July 3, 2010

        Revenues. Total revenues for the first fiscal six months of 2011 were $1.8 billion, compared with $1.7 billion for the first fiscal six months of 2010, an increase of 5.8%. Revenues by segment were as follows:

(In millions)	First Fiscal Six Months of 2011	First Fiscal Six Months of 2010	Increase (Decrease	)	Percent Change
Domestic wholesale sportswear	$471.7	$491.6	$(19.9)		(4.0%)
Domestic wholesale jeanswear	424.6	410.8	13.8		3.4
Domestic wholesale footwear and accessories	409.0	391.2	17.8		4.6
Domestic retail	301.7	299.3	2.4		0.8
International wholesale	155.7	112.6	43.1		38.3
International retail	63.6	20.1	43.5		216.4
Licensing and other	22.4	21.3	1.1		5.2
Total revenues	$1,848.7	$1,746.9	$101.8		5.8%

        Domestic wholesale sportswear revenues decreased $19.9 million, primarily due to decreased revenues in our Jones New York-related product lines (due to lower customer orders resulting from product performance trends and the discontinuance of our Jones New York Suit product line due to product performance at retail) as well as decreased shipments of our Evan-Picone product line (due to a greater proportion of off-price sales) and our Kasper product line (due to product performance at retail). These decreases were partially offset by increased revenues in our Anne Klein and Robert Rodriguez product lines due to positive product performance at retail.

        Domestic wholesale jeanswear revenues increased $13.8 million, primarily due to increased shipments of our l.e.i. product line, primarily due to the timing of shipments, and our Jessica Simpson product line, which was launched in the second fiscal quarter of 2010. Nearly all product lines experienced increased shipments due to positive product performance at retail except for Gloria Vanderbilt (due to the timing of shipments and a reduction in replenishment program shipments compared with the prior period's high replenishment volume) and Energie (due to the challenging retail climate in the moderate tops business as well as product assortment issues).

        Domestic wholesale footwear and accessories revenues increased $17.8 million, primarily due to $39.7 million of additional sales of the acquired Stuart Weitzman product line and increased shipments of our AK Anne Klein product line, due to improved and more trend-right product, and our Boutique 9 product line, due to product performance at retail related to key seasonal trend-right products. These increases were partially offset by decreased shipments of our Easy Spirit product line due to weakness in the athletic and toning categories across the industry, decreased shipments of our Bandolino and Nine West product lines due to product performance at retail, and decreased shipments of our licensed Dockers(R) products due to a major customer discontinuing the product line.

        Domestic retail revenues increased $2.4 million. Revenue increases of $20.6 million related to the acquired Stuart Weitzman stores and a 4.4% increase in comparable store sales ($11.1 million) resulting from positive product performance were partially offset by a net $29.3 million reduction in revenues primarily related to our program to close underperforming locations. We began 2011 with 759 retail locations and had a net decrease of 56 locations to end the period with 703 locations, compared with 837 locations at the end of the prior period. Our comparable e-commerce business sales increased 17.4% ($4.9 million), our comparable footwear store sales increased 1.5% ($2.4 million) and our comparable apparel store sales increased 6.1% ($3.8 million).

        International wholesale revenues increased $43.1 million, primarily due to $31.5 million from the acquisition of SWH, $8.7 million of initial shipments of Jones New York products in our Mexican wholesale program, $2.3 million from the acquisition of Kurt Geiger and $3.4 million increase in our Canadian business (including a $1.4 million favorable effect of exchange rates between the U.S. and Canadian Dollars). These increases were partially offset by a net $2.8 million decrease in our Nine West international business revenues due to the timing of shipments to Asia, a decrease in shipments to our Dubai licensee resulting from the licensee's efforts to reduce inventory levels and the effects of the acquisition of Kurt Geiger, partially offset by increased shipments to our licensees in Canada, Central America and Turkey.

        International retail revenues increased by $43.5 million, primarily due to $35.0 million from the acquisition of Kurt Geiger, $4.5 million of initial sales of Jones New York products in our Spanish retail business, $3.4 million from the acquisition of SWH and a $0.6 million increase in our Canadian business (primarily from a $1.1 million favorable effect of exchange rates between the U.S. and Canadian Dollars offset by a $0.5 million reduction in revenues as the result of lower average unit selling prices). We began the period with 44 stores and added 197 with the acquisition of Kurt Geiger (of which 147 are concession locations) and 53 concession locations for our new Spanish retail business, to end the period with 294 stores.

        Licensing and other revenues increased $1.1 million, primarily due to increased sales volume of our licensees and $0.1 million of SWH licensing revenues not present in the prior year.

        Gross Profit. The gross profit margins were 35.4% and 36.8% for the first fiscal six months of 2011 and 2010, respectively.

        Domestic wholesale sportswear gross profit margins were 34.5% and 38.1% for the first fiscal six months of 2011 and 2010, respectively. The decrease was largely due to higher raw material and labor costs, as well as increased sales to off-price retailers.

        Domestic wholesale jeanswear gross profit margins were 24.6% and 27.9% for the first fiscal six months of 2011 and 2010, respectively. The decrease was primarily due to higher raw material and labor costs and lower recoveries on the liquidation of excess inventories.

        Domestic wholesale footwear and accessories gross profit margins were 30.8% and 31.8% for the first fiscal six months of 2011 and 2010, respectively. The decrease was primarily due to higher levels of markdown assistance, higher production costs, higher levels of discounting to liquidate slow-moving inventory and lower recoveries on sales to off-price retailers, partially offset by the mix of products sold as a result of the addition of the Stuart Weitzman product line.

        Domestic retail gross profit margins were 51.4% and 52.7% for the first fiscal six months of 2011 and 2010, respectively. The decrease was primarily due to increased promotional activity to clear slow-moving inventory and higher production costs, partially offset by the mix of products sold as a result of the addition of the Stuart Weitzman locations.

        International wholesale gross profit margins were 31.0% and 24.1% for the first fiscal six months of 2011 and 2010, respectively. The increase was primarily due to the mix of products sold as a result of the additions of the Stuart Weitzman business and the Mexican wholesale program.

        International retail gross profit margins were 53.6% and 54.2% for the first fiscal six months of 2011 and 2010, respectively. The decrease was primarily due to the mix of products sold as a result of the acquisition of Kurt Geiger.

        Selling, General and Administrative Expenses. SG&A expenses were $547.7 million in the first fiscal six months of 2011 and $511.8 million in the first fiscal six months of 2010. The acquisitions of SWH and Kurt Geiger added $25.3 million and $22.8 million in SG&A expenses to the first fiscal six months of 2011 and 2010, respectively.

        Domestic wholesale sportswear SG&A expenses decreased $12.5 million, primarily due to $11.6 million in adjustments to the Moda acquisition consideration liability, a $0.9 million reduction in professional fees, a $0.6 million gain on the purchase of British Pounds related to the Kurt Geiger acquisition and $2.7 million of other net cost decreases, partially offset by a $1.4 million increase in compensation costs due to a higher employee headcount, a $1.2 million increase in samples expense and a $0.7 million increase in advertising costs.

        Domestic wholesale jeanswear SG&A expenses decreased $0.4 million, primarily due to a $5.0 million decrease in distribution costs, primarily related to costs incurred to shut down our Texas distribution facility in the prior period, and a $1.3 million decrease in national advertising costs, partially offset by a $1.5 million increase in employee compensation costs, a $1.3 million increase relating to the closure of a South Carolina distribution facility in the prior period, a $1.2 million increase in administrative costs, a $0.7 million increase in royalty expenses and $1.2 million of other net cost increases.

        Domestic wholesale footwear and accessories SG&A expenses increased $20.0 million, primarily due to a net $9.5 million increase in losses recorded related to future costs of leases on buildings we do not currently use, $8.1 million of expenses added as a result of the acquisition of SWH, a $1.7 million increase in administrative costs, a $1.2 million increase in severance costs and $0.1 million of other net cost increases, partially offset by a $0.6 million decrease in employee compensation costs.

        Domestic retail SG&A expenses decreased $4.3 million, primarily due to an $8.8 million reduction in salaries and benefits, a $7.3 million reduction in occupancy costs, a $1.8 million reduction in depreciation expense and $2.2 million of other net cost reductions, as a result of operating fewer stores in the current period, and a $1.9 million write-of of aged merchandise credits, partially offset by $14.5 million related to the stores acquired in the SWH acquisition, a $2.2 million increase in distribution costs and a $1.0 million increase in marketing expenses, primarily related to our e-commerce business.

        International wholesale SG&A expenses increased $11.7 million, primarily due to $5.1 million from the acquisition of SWH, $1.6 million related to our new Mexican wholesale program, $0.6 million from the acquisition of Kurt Geiger, a $2.7 million increase in costs in our Canadian business (primarily due to a $1.2 million unfavorable effect of exchange rate differences between the U.S. and Canadian Dollars and $0.8 million of severance costs) and a $1.7 million increase in our Nine West international business (primarily due to increases of $0.8 million in severance costs, $0.4 million in product development costs and $0.3 million in marketing costs).

        International retail SG&A expenses increased $23.6 million, primarily due to $15.4 million from the acquisition of Kurt Geiger, $5.6 million from our new Spanish retail business, $2.4 million from the acquisition of SWH and a net $0.2 million increase in costs for our Canadian business (primarily due to the unfavorable effect of exchange rates between the U.S. and Canadian Dollars).

        SG&A expenses for the licensing, other and eliminations segment decreased $2.2 million, primarily due to a $3.5 million reduction in employee compensation costs (primarily related to lower amortization of stock-based compensation), a $0.7 million decrease in acquisition costs and $0.5 million of other net cost decreases, partially offset by a $2.5 million unfavorable effect of exchange rate differences between the U.S. Dollar and the British Pound, primarily related to an intercompany note.

        Operating Income. The resulting operating income for the first fiscal six months of 2011 was $106.1 million, compared with $131.6 million for the first fiscal six months of 2010, due to the factors described above.

        Net Interest Expense. Net interest expense increased $31.9 million, primarily due to $31.8 million of interest recorded on the SWH acquisition consideration liability, a $0.4 million reduction in interest income and $0.1 million of other net increases, partially offset by a $2.2 million reduction of interest and financing costs from our amended revolving secured credit facility. Interest expense was also impacted by a $6.6 million increase resulting from the issuance of our 6.875% Senior Notes on March 7, 2011 and a net $4.8 million decrease from our interest rate swaps and cap.

        Income Taxes. The effective income tax rate was 37.5% and 37.0% for the first fiscal six months of 2011 and 2010, respectively. The increase is primarily due to the impact of the foreign income tax differential in the first fiscal six months of 2011 compared with the first fiscal six months of 2010.

        Net Income and Earnings Per Share. Net income was $31.2 million in the first fiscal six months of 2011, compared with $65.2 million in the first fiscal six months of 2010. Diluted earnings per share for the first fiscal six months of 2011 was $0.36, compared with $0.75 for the first fiscal six months of 2010, with 0.8% more diluted shares outstanding.

Liquidity and Capital Resources

        Our principal capital requirements have been for working capital needs, capital expenditures, dividend payments, acquisition funding and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations. We currently fund our operations primarily through cash generated by operating activities, and rely on our revolving credit facility for the issuance of trade letters of credit for the purchases of inventory and for cash borrowings as needed. As of July 2, 2011, total cash and cash equivalents were $146.4 million, a decrease of $54.4 million from the $200.8 million reported as of December 31, 2010.

        Cash flows from operating activities provided $65.6 million and $26.0 million in the first fiscal six months of 2011 and 2010, respectively. The change from the prior period was primarily due to changes in working capital. Accounts receivable increased less in the current period primarily due to the timing of shipments and collections compared with the prior period. Inventory increased less in the current period primarily due to the timing of receipts. Accounts payable increased in the current period compared to a decrease in the prior period primarily due to the timing of inventory and related payments. We also paid $24.4 million of accrued Kurt Geiger interest subsequent to the acquisition.

        Cash flows from investing activities used $192.6 million and $189.9 million in the first fiscal six months of 2011 and 2010, respectively, for the purchases of property and equipment in both periods and the acquisitions of Kurt Geiger in 2011 and Moda and SWH in 2010.

        Cash flows from financing activities provided $73.8 million in the first fiscal six months of 2011, primarily as the result of the issuance of $300.0 million of 6.875% Senior Notes due 2019 (the "2019 Notes"). Uses of cash during this period were primarily for the repayment of acquired Kurt Geiger debt, debt issuance and financing costs, the repurchase of our common stock, the payment of dividends and payments related to the acquisition consideration payable from the SWH acquisition.

        In March 2011, we issued the 2019 Notes. Net proceeds were $293.3 million, of which $45.0 million was used to repay amounts then outstanding under our secured revolving credit agreement.

        Cash flows from financing activities used $36.6 million in the first fiscal six months of 2010, primarily for distributions to the former owners of SWH, the payment of dividends and principal payments on capitalized leases.

        We repurchased 2.2 million shares of our common stock for $28.0 million on the open market during the first fiscal six months of 2011 and no common stock during the first fiscal six months of 2010. As of July 2, 2011, $265.4 million of Board authorized repurchases was still available. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition.

        We have a secured revolving credit agreement expiring on April 28, 2016 (the "Credit Facility") with several lending institutions to borrow an aggregate principal amount of up to $650 million. On April 28, 2011, we completed an amendment and restatement of our Credit Facility. The amended and restated terms and conditions provide for an extension of the maturity date from May 13, 2015 to April 28, 2016. The amendment and restatement also provides for, among other things, the following changes to the Credit Facility: (1) a split of the Credit Facility into a $350 million U.S. commitment which may be drawn by the U.S. borrowers as revolving loans or letters of credit in U.S. dollars, and a $300 million international commitment which may be drawn by the U.S. borrowers or by any Canadian or European borrowers as revolving loans or letters of credit in Euros, sterling, Canadian dollars, or U.S. dollars; (2) reductions in the interest rate spreads and commitment fees payable under the Credit Facility; (3) the addition of separate borrowing bases in each relevant European country, similar to the U.S. borrowing base (with variations in accordance with local law or practice); (4) changes in the U.S. borrowing base eligibility criteria for inventory in or in transit to Canada; (5) an increase in the cap on swingline loans; (6) reductions in the various availability levels below which (x) dominion periods are triggered, and (y) the borrowers must comply with certain financial and other covenants; (7) increases in various debt baskets, including a lifting of limits on the general unsecured debt basket and on unsecured and secured debt incurred by non-U.S. subsidiaries that are not loan parties, an increase in the general lien basket, and the addition of a new lien basket for financings secured by intellectual property; (8) increases in various investments baskets and the addition of a new investments basket; (9) an increase in the general asset sales basket; and (10) reductions in the various thresholds to be met before we can make restricted payments or can prepay our bonds maturing in 2014.

        Borrowings under the Credit Facility may be used to refinance existing indebtedness, to make certain investments (including acquisitions), and for general corporate purposes in the ordinary course of business. Such borrowings bear interest either based on the alternate base rate, as defined in the Credit Facility, or based on Eurocurrency rates, each with a margin that depends on the availability remaining under the Credit Facility. The Credit Facility contains customary events of default.

        Availability under the Credit Facility is determined with reference to a borrowing base consisting of a percentage of eligible inventory, accounts receivable, credit card receivables and licensee receivables, minus reserves determined by the joint collateral agents. At July 2, 2011, we had no cash borrowings and $26.3 million of letters of credit outstanding, and our remaining availability was $456.4 million. If availability under the Credit Facility falls below a stated level, we will be required to comply with a minimum fixed charge coverage ratio. The Credit Facility also contains affirmative and negative covenants that, among other things, will limit or restrict our ability to (1) incur indebtedness, (2) create liens, (3) merge, consolidate, liquidate or dissolve, (4) make investments (including acquisitions), loans or advances, (5) sell assets, (6) enter into sale and leaseback transactions, (7) enter into swap agreements, (8) make certain restricted payments (including dividends and other payments in respect of capital stock), (9) enter into transactions with affiliates, (10) enter into restrictive agreements, and (11) amend material documents. The Credit Facility is secured by a first priority lien on substantially all of our personal property.

        SWH has a $1.5 million unsecured borrowing facility with a lending institution that expires on October 1, 2011 and is renewable on an annual basis, under which no cash borrowings and $1.1 million in letters of credit were outstanding at July 2, 2011. Cash borrowings under this facility bear interest based on either the prevailing prime rate or the prevailing LIBOR rate plus 300 basis points. SWH also has a €0.3 million variable-rate unsecured borrowing facility with a European lending institution that expires in March 2012 and is renewable on an annual basis, under which no amounts were outstanding at July 2, 2011.

        On July 27, 2011, we announced that our Board of Directors had declared a quarterly cash dividend of $0.05 per share to all common stockholders of record as of August 12, 2011 for payment on August 26, 2011.

Economic Outlook
        The uncertain economic and political environments have resulted in fluctuating consumer confidence. Rising energy, gasoline and other prices are reducing consumers' discretionary income. This may lead to reduced consumer spending from recent experience, which could affect our net sales and our future profitability. Reduced consumer spending, combined with rising costs related to changes in foreign exchange rates, increasing labor costs (primarily in Asia), commodity prices and increasing transportation costs, may reduce our gross profit margins from present levels. We may be limited in our ability to increase our selling prices to offset rising costs. Should the consumer not accept higher retail prices for our products, these rising costs would have a material adverse effect on our business.

        Our products are manufactured in many foreign countries, including China, Brazil and Spain. Due to the current and expected future economic relationship between the United States and China, we may experience increased risk related to changes in foreign currency exchange rates should China allow the Yuan to rise in value against the Dollar. We may also experience increased risk related to changes in foreign currency rates between the Euro, British Pound and the Dollar due to economic conditions in Europe. Should either of these occur, increased production costs for our goods manufactured in China and Spain could result.

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

        In May 2011, FASB issued ASU No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." ASU 2011-04 amends Topic 820 to provide common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles ("U.S. GAAP") and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, as well as providing guidance on how fair value should be applied where its use is already required or permitted by other standards within U.S. GAAP. ASU No. 2011-04 is to be applied prospectively, and early adoption is not permitted. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 is not expected to have a material impact on our results of operations or our financial position.

        In June 2011, FASB issued ASU 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income." ASU 2011-05 eliminates the option that permits the presentation of other comprehensive income in the statement of changes in equity and requires presenting components of net income and comprehensive income in either a one-statement approach with totals for both net income and comprehensive income, or a two-statement approach where a statement presenting the components of net income and total net income must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. For public companies, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted.

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

        At July 2, 2011, the fair value of our fixed rate debt was $749.6 million. On that date, the potential decrease in fair value of our fixed rate long-term debt instruments resulting from a hypothetical 10% adverse change in interest rates was approximately $68.1 million.

        Our primary interest rate exposures on variable rate credit facilities are with respect to United States and Canadian short-term rates. Cash borrowings under these facilities bear interest at rates that vary with changes in prevailing market rates. At July 2, 2011, we had $651.9 million in variable rate credit facilities, under which no cash borrowings and $26.3 million of letters of credit were outstanding.

        At July 2, 2011, we had outstanding interest rate swaps to convert our $250 million 5.125% Senior Notes due 2014 (the "2014 Notes") and $150 million of our $300 million 6.875% Senior Notes due 2019 (the "2019 Notes") to variable-rate debt and an interest rate cap to limit our exposure to increases in the variable rates of our interest rate swaps on the 2014 Notes.

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

        At July 2, 2011, the fair value of the interest rate swaps was an asset of $5.1 million and the fair value of the interest rate cap was an asset of $0.6 million.

Foreign Currency Exchange Rates

        We are exposed to market risk related to changes in foreign currency exchange rates. Our products have historically been purchased from foreign manufacturers in pre-set United States dollar prices. With the acquisition of SWH and Kurt Geiger, we also purchase certain products in Euros. We also have assets, liabilities and intercompany accounts denominated in certain foreign currencies that generate exchange gains and losses as exchange rates change. To date, we generally have not been materially adversely affected by fluctuations in exchange rates.

        At July 2, 2011, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total notional value of US$10.3 million at a weighted-average exchange rate of 1.02 maturing through November 2011 and to exchange British Pounds for Euros for a total notional value of €2.4 million at a weighted-average exchange rate of 1.15 maturing through September 2011. We also had options to exchange British Pounds for U.S. Dollars for a notional value of $2.5 million at an exchange rate of 1.47 through September of 2011. The fair value of these contracts at July 2, 2011 was a net $0.5 million unrealized loss. We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements, because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. We are exposed to credit-related losses if the counterparty to a financial instrument fails to perform its obligation. However, we do not expect the counterparties, which presently have high credit ratings, to fail to meet their obligations.

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

        We have made changes to our internal controls and procedures over financial reporting to address the implementation of SAP, an enterprise resource planning ("ERP") system. SAP will integrate our operational and financial systems and expand the functionality of our financial reporting processes. We began the process of implementing SAP throughout The Jones Group Inc. and our consolidated subsidiaries during the fourth quarter of 2006. During the second fiscal quarter of 2011, no additional businesses were converted to this system. We have adequately controlled the transition to the new processes and controls, with no negative impact to our internal control environment. We expect to continue the implementation of this system to all locations over a multi-year period. As the phased implementation occurs, we will experience changes in internal control over financial reporting each quarter. We expect this ERP system to further advance our control environment by automating manual processes, improving management visibility and standardizing processes as its full capabilities are utilized.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        We have been named as a defendant in various actions and proceedings arising from our ordinary business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in our opinion, any such liability will not have a material adverse financial effect on us.

Item 2. Issuer Purchase of Equity Securities

        The following table sets forth the repurchases of our common stock for the fiscal quarter ended July 2, 2011.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 3, 2011 to April 30, 2011	-	-	-	$283,429,384
May 1, 2011 to May 28, 2011	1,018,400	$12.77	1,018,400	$270,423,828
May 29, 2011 to July 2, 2011	436,603	$11.49	436,603	$265,405,884
Total	1,455,003	$12.39	1,455,003	$265,405,884

        These purchases were made under a program announced on September 6, 2007 for $500.0 million. This program has no expiration date.

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
  he performance of our products within the prevailing retail environment;
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
  changes in the costs of raw materials, labor, advertising and transportation, including the impact such changes may have on the pricing of our products and the resulting impact on consumer acceptance of our products at higher price points;
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

THE JONES GROUP INC.
(Registrant)

Date: July 29, 2011	By /s/ Wesley R. Card WESLEY R. CARD Chief Executive Officer By /s/ John T. McClain JOHN T. McCLAIN Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1*	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of July 12, 2011, by and among The Jones Group Inc., the other borrowers and subsidiaries party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian administrative agent, J.P. Morgan Europe Limited as European administrative agent and European collateral agent, JPMorgan Chase Bank, N.A. as U.S. collateral agent, Citibank, N.A., as syndication agent, and Bank of America, N.A., Wells Fargo Bank, National Association and SunTrust Bank, as documentation agents.

31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32[o]	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

____________
* Filed herewith.
o Furnished herewith.