Form 10-Q
period 2011-10-01
JONES GROUP INC
filed 2011-11-07
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock $.01 par value	Outstanding at November 4, 2011 80,878,199

THE JONES GROUP INC.

DEFINITIONS

        As used in this Report, unless the context requires otherwise, "Jones," "our," "us" and "we" means The Jones Group Inc. and consolidated subsidiaries, "GRI" means GRI Group Limited, "FASB" means the Financial Accounting Standards Board, "ASC" means the "FASB Accounting Standards CodificationTM, "ASU" means "Accounting Standards Update" and "SEC" means the United States Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE JONES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(ALL AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	October 1, 2011		October 2, 2010	December 31, 2010
ASSETS	(Unaudited	)	(Unaudited )
CURRENT ASSETS:
Cash and cash equivalents	$61.2		$34.0	$200.8
Accounts receivable	490.9		523.1	345.6
Inventories, primarily finished goods	555.2		513.6	465.9
Prepaid and refundable income taxes	9.1		0.7	18.7
Deferred taxes	32.3		33.2	28.0
Prepaid expenses and other current assets	39.1		36.3	32.1
TOTAL CURRENT ASSETS	1,187.8		1,140.9	1,091.1
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $597.8, $547.9 and $553.1	270.5		230.5	226.4
GOODWILL	256.2		161.8	161.8
OTHER INTANGIBLES, at cost, less accumulated amortization	935.2		766.7	726.7
INVESTMENT IN AND LOANS TO UNCONSOLIDATED AFFILIATE	42.2		40.0	40.2
OTHER ASSETS	104.3		95.7	86.2
TOTAL ASSETS	$2,796.2		$2,435.6	$2,332.4
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$55.0		$16.3	$-
Current portion of long-term debt and capital lease obligations	2.0		2.0	1.8
Current portion of acquisition consideration payable	22.2		9.3	14.1
Accounts payable	231.4		237.9	213.4
Income taxes payable	0.4		13.2	-
Accrued employee compensation and benefits	45.6		49.3	49.3
Accrued expenses and other current liabilities	89.1		97.3	93.1
TOTAL CURRENT LIABILITIES	445.7		425.3	371.7
NONCURRENT LIABILITIES:
Long-term debt	833.2		509.3	509.9
Obligations under capital leases	23.8		25.6	25.2
Deferred taxes	93.2		3.0	0.3
Income taxes payable	8.8		9.5	6.3
Acquisition consideration payable	190.6		198.2	201.3
Other noncurrent liabilities	81.2		72.8	79.4
TOTAL NONCURRENT LIABILITIES	1,230.8		818.4	822.4
TOTAL LIABILITIES	1,676.5		1,243.7	1,194.1
COMMITMENTS AND CONTINGENCIES	-		-	-
EQUITY:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-		-	-
Common stock, $.01 par value - shares authorized 200.0; issued 80.9, 158.5 and 86.4	0.8		1.6	0.9
Additional paid-in capital	519.1		1,378.1	541.9
Retained earnings	621.4		1,645.2	603.8
Accumulated other comprehensive loss	(21.8)		(6.8)	(8.4)
Treasury stock, 71.4 shares at October 2, 2010, at cost	-		(1,826.3)	-
TOTAL JONES STOCKHOLDERS' EQUITY	1,119.5		1,191.8	1,138.2
Noncontrolling interest	0.2		0.1	0.1
TOTAL EQUITY	1,119.7		1,191.9	1,138.3
TOTAL LIABILITIES AND EQUITY	$2,796.2		$2,435.6	$2,332.4

See accompanying notes to consolidated financial statements

THE JONES GROUP, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(ALL AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
	Fiscal Quarter Ended		Fiscal Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales	$1,030.1	$1,009.9	$2,855.9	$2,735.0
Licensing income	12.7	12.0	35.1	33.3
Other revenues	0.2	0.2	0.7	0.6
Total revenues	1,043.0	1,022.1	2,891.7	2,768.9
Cost of goods sold	671.1	679.5	1,866.1	1,782.9
Gross profit	371.9	342.6	1,025.6	986.0
Selling, general and administrative expenses	311.5	282.5	859.2	794.3
Operating income	60.4	60.1	166.4	191.7
Interest income	0.2	0.4	0.7	1.2
Interest expense and financing costs	0.9	14.6	59.5	41.7
Equity in income (loss) of unconsolidated affiliate	0.5	0.5	2.6	(1.3)
Income before provision for income taxes	60.2	46.4	110.2	149.9
Provision for income taxes	19.0	17.2	37.8	55.5
Net income	41.2	29.2	72.4	94.4
Less: income attributable to noncontrolling interest	0.2	0.1	0.6	0.5
Income attributable to Jones	$41.0	$29.1	$71.8	$93.9
Earnings per common share attributable to Jones
Basic	$0.50	$0.34	$0.86	$1.09
Diluted	0.49	0.34	0.85	1.09
Weighted average shares outstanding
Basic	78.6	82.2	80.8	82.1
Diluted	80.4	82.9	82.3	82.7
Dividends declared per share	$0.05	$0.05	$0.15	$0.15

See accompanying notes to consolidated financial statements

THE JONES GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(ALL AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	Number of common shares outstanding	Total equity	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Non-controlling interest
Balance, January 1, 2010	85.4	$1,092.5	$1.6	$1,360.3	$1,564.4	$(7.6)	$(1,826.3)	$0.1
Fiscal nine months ended October 2, 2010:
Comprehensive income:
Net income	-	94.4	-	-	93.9	-	-	0.5
Reclassification adjustment for hedge gains and losses included in net income, net of $0.1 tax benefit	-	0.1	-	-	-	0.1	-	-
Foreign currency translation adjustments	-	0.7	-	-	-	0.7	-	-
Total comprehensive income		95.2
Issuance of restricted stock to employees, net of forfeitures	1.7	-	-	-	-	-	-	-
Exercise of employee stock options	-	0.6	-	0.6	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	19.1	-	19.1	-	-	-	-
Distributions to noncontrolling interest	-	(0.5)	-	-	-	-	-	(0.5)
Tax effects from vesting of restricted stock and exercise of employee stock options	-	(1.5)	-	(1.5)	-	-	-	-
Tax effects of expired employee stock options	-	(0.4)	-	(0.4)	-	-	-	-
Dividends on common stock ($0.15 per share)	-	(13.1)	-	-	(13.1)	-	-	-
Balance, October 2, 2010	87.1	$1,191.9	$1.6	$1,378.1	$1,645.2	$(6.8)	$(1,826.3)	$0.1
Balance, January 1, 2011	86.4	$1,138.3	$0.9	$541.9	$603.8	$(8.4)	$-	$0.1
Fiscal nine months ended October 1, 2011:
Comprehensive income:
Net income	-	72.4	-	-	71.8	-	-	0.6
Change in fair value of cash flow hedges, net of $0.1 tax benefit	-	(0.2)	-	-	-	(0.2)	-	-
Reclassification adjustment for hedge gains and losses included in net income, net of $0.2 tax benefit	-	0.6	-	-	-	0.6	-	-
Foreign currency translation adjustments	-	(13.8)	-	-	-	(13.8)	-	-
Total comprehensive income		59.0
Issuance of restricted stock to employees, net of forfeitures	1.7	-	-	-	-	-	-	-
Amortization expense in connection with restricted stock	-	13.9	-	13.9	-	-	-	-
Distributions to noncontrolling interest	-	(0.5)	-	-	-	-	-	(0.5)
Tax effects from vesting of restricted stock	-	1.0	-	1.0	-	-	-	-
Tax effects of expired employee stock options	-	(1.2)	-	(1.2)	-	-	-	-
Treasury stock acquired	(7.2)	(78.0)	(0.1)	(36.5)	(41.4)	-	-	-
Dividends on common stock ($0.15 per share)	-	(13.0)	-	-	(13.0)	-	-	-
Other	-	0.2	-	-	0.2	-	-	-
Balance, October 1, 2011	80.9	$1,119.7	$0.8	$519.1	$621.4	$(21.8)	$-	$0.2

See accompanying notes to consolidated financial statements

THE JONES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(ALL AMOUNTS IN MILLIONS)

	Fiscal Nine Months Ended
	October 1, 2011	October 2, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72.4	$94.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of acquisitions:
Amortization of employee stock options and restricted stock	13.9	19.1
Depreciation and other amortization	64.3	72.5
Impairment losses	5.1	9.7
Adjustments to acquisition consideration payable	10.7	8.7
Equity in (income) loss of unconsolidated affiliate	(2.6)	1.3
Provision for (recovery of) losses on accounts receivable	0.5	(0.4)
Deferred taxes	26.4	1.2
Fair value adjustments related to interest rate swaps and cap	2.0	2.6
Write-off of deferred financing fees	1.9	-
Other items, net	5.3	0.2
Changes in operating assets and liabilities:
Accounts receivable	(127.4)	(196.3)
Inventories	(38.2)	(117.5)
Prepaid expenses and other current assets	(0.1)	(8.9)
Other assets	6.6	(19.3)
Accounts payable	(10.9)	49.3
Income taxes payable/prepaid income taxes	12.1	13.3
Accrued expenses and other current liabilities	(32.8)	13.1
Acquisition consideration payable	(5.0)	(0.7)
Other liabilities	2.2	(13.0)
Total adjustments	(66.0)	(165.1)
Net cash provided by (used in) operating activities	6.4	(70.7)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(72.7)	(27.5)
Acquisition of KG Group Holdings Limited, net of cash acquired	(143.1)	-
Acquisition of Stuart Weitzman Holdings, LLC, net of cash acquired	-	(159.3)
Acquisition of Moda Nicola International, LLC	(2.5)	(14.4)
Other	0.1	0.4
Net cash used in investing activities	(218.2)	(200.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of 6.875% Senior Notes due 2019	300.0	-
Debt issuance costs	(6.6)	-
Costs related to secured revolving credit agreement	(3.0)	(7.3)
Increase in short-term borrowings	55.0	16.2
Cash distributions to selling members of Stuart Weitzman, LLC	-	(19.0)
Repayment of acquired debt of KG Group Holdings Limited	(174.1)	-
Dividends paid	(12.7)	(13.0)
Acquisition of treasury stock	(78.0)	-
Payments of acquisition consideration payable	(8.2)	(2.5)
Other items, net	(0.2)	(1.6)
Net cash provided by (used in) financing activities	72.2	(27.2)
EFFECT OF EXCHANGE RATES ON CASH	-	(0.7)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(139.6)	(299.4)
CASH AND CASH EQUIVALENTS, BEGINNING	200.8	333.4
CASH AND CASH EQUIVALENTS, ENDING	$61.2	$34.0

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

        Distribution costs. Our cost of sales may not be comparable to those of other entities, since some entities include all of the costs associated with their distribution functions in cost of sales while we include these costs in selling, general and administrative ("SG&A") expenses. Distribution costs included in SG&A expenses for continuing operations for the fiscal quarters ended October 1, 2011 and October 2, 2010 were $23.3 million and $26.9 million, respectively. Distribution costs included in SG&A expenses for continuing operations for the fiscal nine months ended October 1, 2011 and October 2, 2010 were $70.3 million and $79.1 million, respectively.

EARNINGS PER SHARE

        The computation of basic and diluted earnings per share is as follows:

(In millions, except per share amounts)	Fiscal Quarter Ended		Fiscal Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net income	$41.2	$29.2	$72.4	$94.4
Less: income attributable to noncontrolling interest	(0.2)	(0.1)	(0.6)	(0.5)
Income attributable to Jones	41.0	29.1	71.8	93.9
Less: income allocated to participating securities	(1.4)	(1.3)	(2.2)	(4.2)
Income available to common stockholders of Jones	$39.6	$27.8	$69.6	$89.7
Weighted average shares outstanding - basic	78.6	82.2	80.8	82.1
Effect of dilutive employee stock options and restricted stock	1.8	0.7	1.5	0.6
Weighted average shares outstanding - diluted	80.4	82.9	82.3	82.7
Earnings per common share attributable to Jones
Basic	$0.50	$0.34	$0.86	$1.09
Diluted	0.49	0.34	0.85	1.09

ACQUISITIONS

Moda Nicola International, LLC

        On February 4, 2010, we acquired 100% of the membership interests in Moda Nicola International, LLC ("Moda"), a privately-held designer, marketer and wholesaler of women's contemporary eveningwear and sportswear, and owner of the Robert Rodriguez Collection, for $35.7 million. Under the terms of the agreement, we made cash payments of $16.9 million to the selling members of Moda. The selling members of Moda are also entitled to receive future cash payments upon achievement of certain financial targets set within the agreement for the years 2011 through 2014. At the acquisition date, we recorded an acquisition consideration liability for $18.8 million, based on projected revenues and gross margins of the acquired business and a discount factor based on an estimated weighted average cost of capital. Adjustments to this liability are recorded as an SG&A expense in our domestic wholesale sportswear segment. At October 1, 2011, the liability was $14.6 million, with an $8.3 million reduction and a $3.2 million increase in SG&A expenses being recorded during the fiscal nine months ended October 1, 2011 and October 2, 2010, respectively.

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

        The following table provides total revenues and results of operations from the acquired Moda business included in our results for the fiscal quarter and nine months ended October 2, 2010 subsequent to the acquisition.

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

        Under the terms of the agreement, the acquisition will occur in two stages. We made an initial cash payment of $180.3 million for a 55% interest in SWH. The purchase of the remaining 45% will occur on December 31, 2012. The remaining purchase price will be determined under a formula set forth in the agreement, which is based upon the financial results of SWH from 2010 through 2012. We recorded all SWH's identifiable assets, SWH's liabilities assumed and the noncontrolling interest at fair value under the acquisition method. Due to our obligation to purchase the remaining 45% interest, the noncontrolling interest is classified as a liability, with adjustments to the liability recorded as interest expense. We recorded a liability of $181.8 million for the initial value of the projected payments for the remaining 45% interest, based on probability-weighted projected earnings before interest, taxes, depreciation and amortization (as defined in the agreement) of the acquired business and cash distributions that are required by the agreement to be disbursed for 2010 through 2012, using a discount factor based on an estimated weighted average cost of capital. At October 1, 2011, the fair value of the liability was $196.7 million, with $19.0 million and $5.5 million recorded as interest expense and $13.2 million and $3.2 million of payments recorded during the fiscal nine months ended October 1, 2011 and October 2, 2010, respectively.

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

        The following table provides total revenues and results of operations from the acquired SWH business included in our results for the fiscal quarter and nine months ended October 2, 2010 subsequent to the acquisition.

(In millions)	Fiscal Quarter Ended October 2, 2010	Fiscal Nine Months Ended October 2, 2010
Total revenues	$61.7	$83.4
Income before provision for income taxes	0.6	3.4

KG Group Holdings Limited

        On June 2, 2011, we acquired 100% of the equity interests in KG Group Holdings Limited ("Kurt Geiger"), a privately-held wholesaler and retailer of luxury footwear and accessories, for $150.0 million in cash and the assumption of $174.1 million of debt, which was immediately repaid following the transaction. Kurt Geiger markets products under four of its own brands - Kurt Geiger, KG by Kurt Geiger, Carvela and Miss KG - and over 100 other luxury brands in more than 200 retail locations, including concessions in Europe's leading department stores, including Harrods, Selfridges, Liberty, House of Fraser, Fenwick John Lewis and Brown Thomas, as well as company-operated stores.

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

        The following table provides total revenues and results of operations from the acquired Kurt Geiger business included in our results for the fiscal quarter and nine months ended October 1, 2011 subsequent to the acquisition.

(In millions)	Fiscal Quarter Ended October 1, 2011	Fiscal Nine Months Ended October 1, 2011
Total revenues	$77.4	$114.7
Loss before provision for income taxes	(3.1)	(9.3)

        The following table provides pro forma total revenues and results of operations for the fiscal quarters and nine months ended October 1, 2011 and October 2, 2010 as if Moda and SWH had been acquired on January 1, 2009 and Kurt Geiger had been acquired on January 1, 2010. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as amortization expense on intangible assets acquired from Moda, SWH and Kurt Geiger resulting from the fair valuation of assets acquired. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Moda, SWH or Kurt Geiger. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed at the indicated dates, nor are they indicative of the future operating results of the combined companies.

(In millions, except per share amounts)	Fiscal Quarter Ended		Fiscal Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Total revenues	$1,043.0	$1,094.3	$3,022.0	$3,054.8
Net income	42.5	29.4	70.6	97.0
Earnings per common share attributable to Jones
Basic	$0.52	$0.34	$0.84	$1.12
Diluted	0.51	0.34	0.82	1.11

        The pro forma earnings for the fiscal quarter and nine months ended October 2, 2010 were adjusted to exclude $0.3 million and $5.9 million, respectively, of acquisition-related expenses related to the acquisitions of Moda and SWH incurred during the respective periods and $7.5 million and $11.8 million, respectively, of nonrecurring expense related to the fair value of acquisition-date order backlogs. The pro forma earnings for the fiscal quarter and nine months ended October 1, 2011 were adjusted to exclude $0.2 million and $4.9 million, respectively, of acquisition-related expenses incurred related to the acquisition of Kurt Geiger and $1.7 million and $2.2 million, respectively, of nonrecurring expense related to the fair value of Kurt Geiger acquisition-date order backlogs. The pro forma earnings for the fiscal quarter and nine months ended October 2, 2010 were adjusted to include $0.1 million and $2.6 million, respectively, of nonrecurring expense related to the fair value of Kurt Geiger acquisition-date order backlogs.

Acquisition Expenses

        During the fiscal nine months ended October 2, 2010, pretax charges totaling $0.6 million and $5.3 million were recorded for legal expenses and other costs related to the Moda and SWH acquisitions, respectively. During the fiscal nine months ended October 1, 2011, pretax charges totaling $4.9 million were recorded for legal expenses and other costs related to the Kurt Geiger acquisition. These charges, which were expensed in accordance with the accounting guidance for business combinations, were recorded as SG&A costs in our licensing, other and eliminations segment.

ACCOUNTS RECEIVABLE

        Accounts receivable consist of the following:

(In millions)	October 1, 2011	October 2, 2010	December 31, 2010
Trade accounts receivable	$531.2	$563.3	$374.1
Allowances for doubtful accounts, returns, discounts and co-op advertising	(40.3)	(40.2)	(28.5)
	$490.9	$523.1	$345.6

        Due to our 25% ownership interest in GRI, GRI is deemed to be a related party. Included in accounts receivable are amounts due from GRI in the amount of $24.8 million, $38.5 million and $25.4 million at October 1, 2011, October 2, 2010 and December 31, 2010, respectively. Net revenues from GRI amounted to $50.9 million and $55.8 million for the fiscal nine months ended October 1, 2011 and October 2, 2010, respectively. On October 13, 2009, we converted $10.0 million of the outstanding GRI accounts receivable to a three-year interest-bearing convertible note. GRI had the option to convert the note into common shares of GRI at a conversion rate based on the greater of eight times the net income of GRI for the fiscal year ended January 31, 2011, or an appraised value. GRI did not exercise its option, which has since expired.

ACCRUED RESTRUCTURING COSTS

Jewelry

        During 2009, we decided to discontinue the domestic manufacturing, product development and sourcing activities of our jewelry business, and also announced the closing of our jewelry distribution center during 2010. We accrued $0.4 million of termination benefits and associated employee costs and $2.2 million of lease termination costs in the fiscal nine months ended October 2, 2010 and we accrued $0.1 million of lease termination costs in the fiscal nine months ended October 1, 2011. These costs are reported as SG&A expenses in the domestic wholesale footwear and accessories segment.

        The details of the jewelry restructuring accruals are as follows:

(In millions)	One-time termination benefits	Lease obligations	Total jewelry restructuring
Balance, January 1, 2010	$2.9	$-	$2.9
Additions	0.4	2.2	2.6
Payments and reductions	(1.7)	(0.2)	(1.9)
Balance, October 2, 2010	$1.6	$2.0	$3.6
Balance, January 1, 2011	$1.3	$2.3	$3.6
Additions	-	0.1	0.1
Payments and reductions	(1.3)	(0.8)	(2.1)
Balance, October 1, 2011	$-	$1.6	$1.6

        We utilized $1.7 million and $1.3 million of the termination benefits accrual in the fiscal nine months ended October 2, 2010 and October 1, 2011, respectively (relating to full or partial severance for 50 and 43 employees, respectively). The net accrual of $3.6 million at October 2, 2010 is reported as $2.0 million of accrued expenses and other current liabilities and $1.6 million of other noncurrent liabilities. The net accrual of $1.6 million at October 1, 2011 is reported as $0.4 million of accrued expenses and other current liabilities and $1.2 million of other noncurrent liabilities.

Texas Warehouse

        On December 1, 2009, we announced the closing of warehouse facilities in Socorro, Texas. We accrued $3.4 million of termination benefits and associated employee costs for 220 employees, of which $0.3 million was recorded in the fiscal nine months ended October 2, 2010. We also recorded $5.7 million and $0.1 million of lease obligation costs relating to the warehouse in the fiscal nine months ended October 2, 2010 and October 1, 2011, respectively. These costs are reported as SG&A expenses in the domestic wholesale jeanswear segment. The closing was substantially completed by the end of April 2010.

        The details of the Texas warehouse restructuring accruals are as follows:

(In millions)	One-time termination benefits	Lease obligations	Total Texas warehouse restructuring
Balance, January 1, 2010	$3.1	$-	$3.1
Additions	0.3	5.7	6.0
Payments and reductions	(3.2)	(1.4)	(4.6)
Balance, October 2, 2010	$0.2	$4.3	$4.5
Balance, January 1, 2011	$-	$4.1	$4.1
Additions	-	0.1	0.1
Payments and reductions	-	(3.5)	(3.5)
Balance, October 1, 2011	$-	$0.7	$0.7

        During the fiscal nine months ended October 2, 2010, $3.2 million of the accruals relating to termination benefits were utilized (relating to partial or full severance for 219 employees). The net accruals of $4.5 million and $0.7 million at October 2, 2010 and October 1, 2011, respectively, are reported as accrued expenses and other current liabilities.

Other Restructurings

        Moderate Apparel Restructuring. In connection with the exit from and reorganization of certain moderate apparel product lines, we decided to close certain New York offices, and on October 9, 2007, we announced the closing of warehouse facilities in Goose Creek, South Carolina. Prior to 2010, we recorded $2.0 million of lease obligation costs as selling, general and administrative expenses in our domestic wholesale jeanswear segment relating to one of the warehouse facilities. During the fiscal nine months ended October 2, 2010, we reversed $1.4 million of lease obligation costs as SG&A expenses in our domestic wholesale jeanswear segment due to a sublease of one of the warehouse facilities.

        Retail Stores. We continue to review our retail operations for underperforming locations. As a result of this review, we have decided to close retail locations that no longer provide strategic benefits. During the fiscal nine months ended October 2, 2010 and October 1, 2011, we closed 153 and 78 locations, respectively, and anticipate closing additional locations in 2011 and 2012. Total termination benefits and associated employee costs are expected to be $8.8 million for approximately 1,838 employees, including both store employees and administrative support personnel. We recorded $2.9 million and $1.2 million of employee termination costs in the fiscal nine months ended October 2, 2010 and October 1, 2011, respectively. In connection with our decision to close these stores, we reviewed the associated long-term assets for impairments. As a result of this review, we recorded $7.1 million and $4.7 million of impairment losses during the fiscal nine months ended October 2, 2010 and October 1, 2011, respectively, on leasehold improvements and furniture and fixtures located in the stores to be closed. These costs are reported as SG&A expenses in our domestic retail segment.

        California Restructuring. On February 15, 2011, we announced the closing of our Commerce, California design facility. In connection with this closing, we accrued $0.5 million of termination benefits and associated employee costs for 17 employees. These costs are reported as SG&A expenses in our domestic wholesale jeanswear segment.

        The details of these restructuring accruals are as follows:
(In millions)	Moderate restructuring	Retail stores	California restructuring
Balance, January 1, 2010	$2.0	$1.9	$-
(Reversals) additions	(1.4)	2.9	-
Payments and reductions	(0.3)	(1.6)	-
Balance, October 2, 2010	$0.3	$3.2	$-
Balance, January 1, 2011	$0.3	$2.2	$-
Additions	-	1.2	0.5
Payments and reductions	(0.1)	(2.3)	(0.5)
Balance, October 1, 2011	$0.2	$1.1	$-

        During the fiscal nine months ended October 2, 2010 and October 1, 2011, $1.6 million and $2.3 million of the termination benefits accrual were utilized (relating to partial or full severance for 544 and 395 employees, respectively). The net accrual of $3.5 million at October 2, 2010 is reported as $3.1 million of accrued expenses and other current liabilities and $0.4 million of other noncurrent liabilities. The net accrual of $1.3 million at October 1, 2011 is reported as $1.0 million of accrued expenses and other current liabilities and $0.3 million of other noncurrent liabilities.

GOODWILL

        The following table presents, by segment and in total, changes in the carrying amount of goodwill for the fiscal nine months ended October 2, 2010 and October 1, 2011. With the addition of Kurt Geiger on June 2, 2011, we have redefined our reportable operating segments (see " Segment Information" ). As a result, we have reallocated goodwill based on the current segment structure and have restated the goodwill by segment for all periods presented.

(In millions)	Domestic Wholesale Sportswear	Domestic Wholesale Jeanswear	Domestic Wholesale Footwear & Accessories	Domestic Retail	International Wholesale	International Retail	Total
Balance, January 1, 2010
Goodwill	$40.1	$519.2	$813.2	$120.6	$-	$-	$1,493.1
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	-	-	(1,453.0)
Net goodwill	40.1	-	-	-	-	-	40.1
Acquisition of Moda	6.6	-	-	-	-	-	6.6
Acquisition of SWH	-	-	59.8	-	55.3	-	115.1
Balance, October 2, 2010
Goodwill	46.7	519.2	873.0	120.6	55.3	-	1,614.8
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	-	-	(1,453.0)
Net goodwill	$46.7	$-	$59.8	$-	$55.3	$-	$161.8
Balance, December 31, 2010
Goodwill	$46.7	$519.2	$873.0	$120.6	$55.3	$-	$1,614.8
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	-	-	(1,453.0)
Net goodwill	46.7	-	59.8	-	55.3	-	161.8
Acquisition of Kurt Geiger	-	-	-	-	45.8	53.5	99.3
Foreign currency translation effects	-	-	-	-	(2.3)	(2.6)	(4.9)
Balance, October 1, 2011
Goodwill	46.7	519.2	873.0	120.6	98.8	50.9	1,709.2
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	-	-	(1,453.0)
Net goodwill	$46.7	$-	$59.8	$-	$98.8	$50.9	$256.2

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
  interest rate swap and cap contracts, which have fair values based on observable inputs including yield curves and LIBOR rates and which fall within Level 2 of the fair value hierarchy; long-term debt that is hedged by interest rate swaps as a fair-value hedge and which falls within Level 2 of the fair value hierarchy; and
  consideration liabilities recorded as a result of the acquisition of Moda and SWH, which have fair values based on our projections of financial results and cash flows for the acquired business and a discount factor based on our weighted average cost of capital, and which fall within Level 3 of the fair value hierarchy.

        In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis at October 2, 2010, December 31, 2010 and October 1, 2011.

(In millions)
Description	Classification	Total Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
October 2, 2010:
Rabbi Trust assets	Prepaid expenses and other current assets	$8.5	$8.5	$-	$-
Interest rate swaps	Other long-term assets	9.1	-	9.1	-
Interest rate cap	Other long-term assets	0.6	-	0.6	-
	Total assets	$18.2	$8.5	$9.7	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$8.5	$8.5	$-	$-
Canadian Dollar - U.S. Dollar forward contracts	Accrued expenses and other current liabilities	0.1	-	0.1	-
Deferred director fees	Accrued expenses and other current liabilities	1.5	1.5	-	-
Acquisition consideration	Current portion of acquisition consideration payable	9.3	-	-	9.3
5.125% Senior Notes due 2014	Long-term debt	259.4	-	259.4	-
Acquisition consideration	Acquisition consideration payable, net of current portion	196.8	-	-	196.8
	Total liabilities	$475.6	$10.0	$259.5	$206.1
December 31, 2010:
Rabbi Trust assets	Prepaid expenses and other current assets	$9.1	$9.1	$-	$-
Interest rate cap	Other long-term assets	1.3	-	1.3	-
	Total assets	$10.4	$9.1	$1.3	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$9.1	$9.1	$-	$-
Canadian Dollar - U.S. Dollar forward contracts	Accrued expenses and other current liabilities	0.5	-	0.5	-
Interest rate swaps	Other long-term liabilities	0.6	-	0.6	-
Deferred director fees	Accrued expenses and other current liabilities	1.2	1.2	-	-
Acquisition consideration	Current portion of acquisition consideration payable	14.1	-	-	14.1
5.125% Senior Notes due 2014	Long-term debt	260.0	-	260.0	-
Acquisition consideration	Acquisition consideration payable, net of current portion	199.8	-	-	199.8
	Total liabilities	$485.3	$10.3	$261.1	$213.9

(In millions)
Description	Classification	Total Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
October 1, 2011:
Rabbi Trust assets	Prepaid expenses and other current assets	$7.7	$7.7	$-	$-
Canadian Dollar - U.S. Dollar forward contracts	Prepaid expenses and other current assets	0.1	-	0.1	-
Interest rate swaps	Other long-term assets	6.3	-	6.3	-
Interest rate cap	Other long-term assets	0.2	-	0.2	-
	Total assets	$14.3	$7.7	$6.6	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$7.7	$7.7	$-	$-
Deferred director fees	Accrued expenses and other current liabilities	0.2	0.2	-	-
Acquisition consideration	Current portion of acquisition consideration payable	20.8	-	-	20.8
5.125% Senior Notes due 2014	Long-term debt	264.3	-	264.3	-
Acquisition consideration	Acquisition consideration payable, net of current portion	190.6	-	-	190.6
	Total liabilities	$483.6	$7.9	$264.3	$211.4

        The following table presents the changes in Level 3 contingent consideration liability for the fiscal nine months ended October 2, 2010 and October 1, 2011.

(In millions)	Acquisition of Moda	Acquisition of SWH	Total Acquisition Consideration Payable
Beginning balance, January 1, 2010	$-	$-	$-
Acquisition	18.8	181.8	200.6
Payments	-	(3.2)	(3.2)
Total adjustments included in earnings	3.2	5.5	8.7
Balance, October 2, 2010	$23.9	$184.1	$206.1
Beginning balance, January 1, 2011	$22.9	$191.0	$213.9
Payments	-	(13.2)	(13.2)
Total adjustments included in earnings	(8.3)	19.0	10.7
Balance, October 1, 2011	$14.6	$196.8	$211.4

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        In accordance with the fair value hierarchy described above, the following table shows the fair value of our non-financial assets and liabilities that were required to be measured at fair value on a nonrecurring basis at October 2, 2010 and October 1, 2011, and the total losses recorded as a result of the remeasurement process.

(In millions)		Fair Value Measurements Using
Description	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total losses recorded for the fiscal nine months
At October 2, 2010:
Property and equipment	$-	$-	$-	$-	$7.1
License agreement	-	-	-	-	2.6
At October 1, 2011:
Property and equipment	-	-	-	-	4.7
Transportation equipment	0.6	0.6	-	-	0.4

        During the fiscal nine months ended October 2, 2010 and October 1, 2011, property and equipment utilized in our retail operations with a carrying amount of $7.1 million and $4.7 million, respectively, were written down to a fair value of zero, primarily as a result of our decision to close underperforming retail locations. These losses were recorded as SG&A expenses in the domestic retail segment. We consider long-term assets utilized in a retail location to be impaired when a pattern of operating losses at the location indicate that future operating losses are probable and that the resulting cash flows will not be sufficient to recover the carrying value of the associated long-term assets. During the fiscal nine months ended October 2, 2010, we wrote off the value of an intangible asset associated with a handbag license with a carrying value of $2.6 million due to the deteriorating financial condition of the licensee. The loss was recorded as an SG&A expense in the licensing, other and eliminations segment. During the fiscal nine months ended October 1, 2011, we determined that certain transportation equipment with a carrying value of $1.0 million had a fair value of $0.6 million based on quoted market prices. The loss of $0.4 million was recorded as SG&A expenses in the licensing, other and eliminations segment.

Financial Instruments

        As a result of our global operating and financing activities, we are exposed to changes in interest rates and foreign currency exchange rates which may adversely affect results of operations and financial condition. In seeking to minimize the risks and/or costs associated with such activities, we manage exposure to changes in interest rates and foreign currency exchange rates through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The instruments eligible for utilization include forward, option and swap agreements. We do not use financial instruments for trading or other speculative purposes. At October 1, 2011, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total notional value of US$3.2 million at a weighted-average exchange rate of 1.02 maturing through November 2011.

        At October 1, 2011, October 2, 2010 and December 31, 2010, the fair values of cash and cash equivalents, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of the note receivable from GRI approximates the $10.0 million carrying value as it is a variable-rate instrument. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or exchange rates for the same or similar instruments, and the related carrying amounts are as follows:

(In millions)	October 1, 2011		October 2, 2010		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$833.3	$718.2	$509.4	$458.5	$510.0	$459.4
Interest rate swaps, net asset (liability)	6.3	6.3	9.1	9.1	(0.6)	(0.6)
Interest rate cap, net asset	0.2	0.2	0.6	0.6	1.3	1.3
Canadian Dollar - U.S. Dollar forward contracts, net asset (liability)	0.1	0.1	(0.1)	(0.1)	(0.5)	(0.5)

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

        Availability under the Credit Facility is determined with reference to a borrowing base consisting of a percentage of eligible inventory, accounts receivable, credit card receivables and licensee receivables, minus reserves determined by the joint collateral agents. At October 1, 2011, we had $55.0 million in cash borrowings and $23.8 million of letters of credit outstanding, and our remaining availability was $503.1 million. If availability under the Credit Facility falls below a stated level, we will be required to comply with a minimum fixed charge coverage ratio. The Credit Facility also contains affirmative and negative covenants that, among other things, will limit or restrict our ability to (1) incur indebtedness, (2) create liens, (3) merge, consolidate, liquidate or dissolve, (4) make investments (including acquisitions), loans or advances, (5) sell assets, (6) enter into sale and leaseback transactions, (7) enter into swap agreements, (8) make certain restricted payments (including dividends and other payments in respect of capital stock), (9) enter into transactions with affiliates, (10) enter into restrictive agreements, and (11) amend material documents. The Credit Facility is secured by a first priority lien on substantially all of our personal property.

        SWH has a $1.5 million unsecured borrowing facility with a lending institution that expires on October 1, 2012 and is renewable on an annual basis, under which no cash borrowings and $1.1 million in letters of credit were outstanding at October 1, 2011. Cash borrowings under this facility bear interest based on either the prevailing prime rate or the prevailing LIBOR rate plus 300 basis points. SWH also has a €0.3 million variable-rate unsecured borrowing facility with a European lending institution that expires in March 2012 and is renewable on an annual basis, under which no amounts were outstanding at October 1, 2011.

LONG-TERM DEBT

        In March 2011, we issued $300.0 million of 6.875% Senior Notes due 2019 (the "2019 Notes"). Net proceeds were $293.3 million, of which $45.0 million was used to repay amounts then outstanding under the Credit Facility. In connection with the issuance of the 2019 Notes, we entered into three interest rate swap transactions to effectively convert $150 million of the 2019 Notes to variable-rate debt, which we have since terminated. For more information, see "Derivatives."

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

        On March 3, 2011, we entered into three interest rate swap transactions to effectively convert $150 million of our 2019 Notes to variable-rate debt. Under the terms of the transactions, we were required to make semiannual variable-rate payments to the counterparties calculated based on three-month LIBOR rates (which are reset on the 15th day of each calendar quarter) plus 3.73%, and the counterparties were obligated to make semiannual fixed-rate payments to us of 6.875%. The swap transactions had an effective date of March 7, 2011 and a termination date of March 15, 2019, the date the 2019 Notes mature. On August 3, 2011 we de-designated the hedging relationship between the swaps and the 2019 Notes and received $8.1 million upon termination of the swaps. The related fair market valuation adjustment to the 2019 Notes will be amortized as a reduction of interest expense over the remaining life of the 2019 Notes.

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

        We recorded a decrease of $0.3 million and an increase of $0.9 million in interest expense related to the ineffectiveness of the swaps for the fiscal quarter and nine months ended October 1, 2011, respectively. We recorded increases of $0.4 million and $1.1 million in interest expense related to changes in the fair value of the cap during the fiscal quarter and nine months ended October 1, 2011, respectively. We recorded a decrease of $0.8 million and an increase of $0.4 million in interest expense related to the ineffectiveness of the swaps during the fiscal quarter and nine months ended October 2, 2010, respectively. We recorded increases of $0.7 million and $2.1 million in interest expense related to changes in the fair value of the cap during the fiscal quarter and nine months ended October 2, 2010, respectively.

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

        We have outstanding forward contracts to exchange Canadian Dollars for U.S. Dollars. These contracts are designated as cash flow hedges, as the principal terms of the contracts are the same as the underlying forecasted foreign currency cash flows. Therefore, changes in the fair value of these forward contracts should be highly effective in offsetting changes in the expected foreign currency cash flows. Changes in the fair value of these contracts are recorded in accumulated other comprehensive income, net of related tax effects, with the corresponding asset or liability recorded in the balance sheet. Amounts recorded in accumulated other comprehensive income are reflected in current-period earnings when the hedged transaction affects earnings.

        Since the foreign currency derivatives we use in our risk management strategies are highly effective hedges because all the critical terms of the derivative instruments match those of the hedged item, we record no ineffectiveness related to our cash flow hedges. If foreign currency exchange rates do not change from their October 1, 2011 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months will not be material.

        The U.S. Dollar notional amounts of our Canadian Dollar - U.S. Dollar forward exchange contracts outstanding at October 1, 2011, October 2, 2010 and December 31, 2010 were $3.2 million, $8.9 million and $20.3 million, respectively.

Fair Values of Derivative Instruments

(In millions)	October 1, 2011		October 2, 2010		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contracts	Other long-term assets	$6.3	Other long-term assets	$9.1
Foreign exchange contracts	Prepaid expenses and other current assets	0.1		-
Total derivative assets		$6.4		$9.1
Interest rate swap contracts				$-	Other long-term liabilities	$0.6
Foreign exchange contracts			Accrued expenses and other current liabilities	0.1	Accrued expenses and other current liabilities	0.5
Total derivative liabilities				$0.1		$1.1
Derivatives not designated as hedging instruments
Interest rate cap contract	Other long-term assets	0.2	Other long-term assets	0.6	Other long-term assets	1.3
Total derivative assets		$0.2		$0.6		$1.3

Effect of Derivatives on the Statement of Operations - Derivatives Designated as Hedging Instruments

(In millions)	Location of Pretax Gain (Loss) due to Ineffectiveness Recognized in Income	Amount of Pretax Gain (Loss) due to Ineffectiveness Recognized in Income
Derivate type		Fiscal Nine Months Ended October 1, 2011	Fiscal Nine Months Ended October 2, 2010
Interest rate swap contracts	Interest expense	$(0.9)	$(0.4)

(In millions)	Amount of Pretax Gain (Loss) Recognized in Other Comprehensive Income			Amount of Pretax Gain (Loss) Reclassified from Other Comprehensive Income into Income
Derivative type	Fiscal Nine Months Ended October 1, 2011	Fiscal Nine Months Ended October 2, 2010	Location of Pretax Gain (Loss) Reclassified from Other Comprehensive Income into Income	Fiscal Nine Months Ended October 1, 2011	Fiscal Nine Months Ended October 2, 2010
Canadian Dollar - U.S. Dollar forward contracts	$(0.3)	$-	Cost of sales	$(0.8)	$(0.2)

Effect of Derivatives on the Statement of Operations - Derivatives Not Designated as Hedging Instruments

(In millions)	Location of Pretax Gain (Loss) Recognized in Income	Amount of Pretax Gain (Loss) Recognized in Income
Derivate type		Fiscal Nine Months Ended October 1, 2011	Fiscal Nine Months Ended October 2, 2010
Interest rate cap contract	Interest expense	$(1.1)	$(2.1)

STATEMENT OF CASH FLOWS

Fiscal Nine Months Ended	October 1, 2011	October 2, 2010
(In millions)
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$31.4	$21.2
Net income tax (refunds) payments	(5.3)	38.2

Supplemental disclosures of non-cash investing and financing activities:
Restricted stock issued to employees	26.6	27.9
Note payable and deferred compensation recorded related to acquisition of Kurt Geiger	10.2	-
Acquisition consideration payable recorded for acquisition of Moda	-	18.8
Acquisition consideration payable recorded for acquisition of SWH	-	181.8

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

PENSION PLANS

Components of Net Periodic Benefit Cost

(In millions)	Fiscal Quarter Ended		Fiscal Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Interest cost	$0.7	$0.7	$2.0	$2.0
Expected return on plan assets	(0.6)	(0.6)	(1.9)	(1.8)
Amortization of net loss	0.3	0.4	1.2	1.2
Net periodic benefit cost	$0.4	$0.5	$1.3	$1.4

Employer Contributions

        During the fiscal nine months ended October 1, 2011, we contributed $4.7 million to our defined benefit pension plans. We anticipate contributing a total of $5.2 million during 2011.

SEGMENT INFORMATION

        We identify operating segments based on, among other things, differences in products sold and the way our management organizes the components of our business for purposes of allocating resources and assessing performance. With the addition of Kurt Geiger on June 2, 2011, we have redefined our reportable operating segments to better reflect our expanding international operations. Our operations are now comprised of six reportable segments: domestic wholesale sportswear, domestic wholesale jeanswear, domestic wholesale footwear and accessories, domestic retail, international wholesale and international retail. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores, the retail segments include operations by our own stores, concession locations and e-commerce web sites, and income and expenses related to trademarks, licenses and general corporate functions are reported under " licensing, other and eliminations."

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

        Summarized below are our revenues, income and total assets by reportable segment for the fiscal quarter and nine months ended October 1, 2011 and restated revenues, income and total assets by reportable segment for the fiscal quarter and nine months ended October 2, 2010. We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating profit and other financial information shown below.

(In millions)	Domestic Wholesale Sportswear	Domestic Wholesale Jeanswear	Domestic Wholesale Footwear & Accessories	Domestic Retail	International Wholesale	International Retail	Licensing, Other & Eliminations	Consolidated
For the fiscal quarter ended October 1, 2011
Revenues	$243.9	$187.1	$264.3	$150.1	$99.6	$85.3	$12.7	$1,043.0
Segment income (loss)	$28.2	$8.9	$27.8	$(16.2)	$11.7	$0.6	$(0.6)	60.4
Net interest expense								(0.7)
Equity in income of unconsolidated affiliate								0.5
Income before provision for income taxes								$60.2
For the fiscal quarter ended October 2, 2010
Revenues	$273.2	$229.9	$251.3	$159.6	$83.6	$12.5	$12.0	$1,022.1
Segment income (loss)	$25.6	$21.1	$22.5	$(20.9)	$11.1	$2.4	$(1.7)	60.1
Net interest expense								(14.2)
Equity in income of unconsolidated affiliate								0.5
Income before provision for income taxes								$46.4
For the fiscal nine months ended October 1, 2011
Revenues	$715.6	$611.7	$673.3	$451.8	$255.3	$148.9	$35.1	$2,891.7
Segment income (loss)	$81.2	$48.8	$43.6	$(34.2)	$30.4	$2.5	$(5.9)	166.4
Net interest expense								(58.8)
Equity in income of unconsolidated affiliate								2.6
Income before provision for income taxes								$110.2
For the fiscal nine months ended October 2, 2010
Revenues	$764.8	$640.7	$642.4	$458.9	$196.2	$32.6	$33.3	$2,768.9
Segment income (loss)	$90.7	$70.6	$56.5	$(40.7)	$20.4	$4.7	$(10.5)	191.7
Net interest expense								(40.5)
Equity in loss of unconsolidated affiliate								(1.3)
Income before provision for income taxes								$149.9
Total Assets
October 1, 2011	$1,108.0	$642.4	$968.1	$270.7	$196.5	$427.1	$(816.6)	$2,796.2
October 2, 2010	828.7	706.3	1,093.2	228.4	108.6	14.4	(544.0)	2,435.6

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

Condensed Consolidating Balance Sheets
(In millions)

	October 1, 2011				December 31, 2010
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29.0	$32.2	$-	$61.2	$163.0	$37.8	$-	$200.8
Accounts receivable	315.8	175.1	-	490.9	210.2	135.4	-	345.6
Inventories	312.0	243.7	(0.5)	555.2	289.4	176.5	-	465.9
Prepaid and refundable income taxes	3.7	0.2	5.2	9.1	3.3	0.1	15.3	18.7
Deferred taxes	17.9	14.4	-	32.3	15.1	12.9	-	28.0
Prepaid expenses and other current assets	22.1	17.0	-	39.1	22.1	10.0	-	32.1
TOTAL CURRENT ASSETS	700.5	482.6	4.7	1,187.8	703.1	372.7	15.3	1,091.1

Property, plant and equipment - net	70.7	199.8	-	270.5	75.1	151.3	-	226.4
Due from affiliates	-	1,529.8	(1,529.8)	-	-	1,512.4	(1,512.4)	-
Goodwill	46.7	209.5	-	256.2	46.7	115.1	-	161.8
Other intangibles - net	7.1	928.1	-	935.2	7.7	719.0	-	726.7
Deferred taxes	79.4	-	(79.4)	-	84.2	-	(84.2)	-
Other assets	84.2	20.1	-	104.3	68.7	17.5	-	86.2
Investments in and loans to affiliates	3,017.1	42.2	(3,017.1)	42.2	2,677.5	40.2	(2,677.5)	40.2
TOTAL ASSETS	$4,005.7	$3,412.1	$(4,621.6)	$2,796.2	$3,663.0	$2,928.2	$(4,258.8)	$2,332.4
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$55.0	$-	$-	$55.0	$-	$-	$-	$-
Current portion of long-term debt and capital lease obligations	-	2.0	-	2.0	-	1.8	-	1.8
Current portion of acquisition consideration payable	20.8	1.4	-	22.2	14.1	-	-	14.1
Accounts payable	140.6	90.8	-	231.4	145.9	67.5	-	213.4
Income taxes payable	-	15.0	(14.6)	0.4	-	4.4	(4.4)	-
Accrued expenses and other current liabilities	72.6	62.1	-	134.7	85.5	56.9	-	142.4
TOTAL CURRENT LIABILITIES	289.0	171.3	(14.6)	445.7	245.5	130.6	(4.4)	371.7
NONCURRENT LIABILITIES:
Long-term debt	833.0	0.2	-	833.2	509.7	0.2	-	509.9
Obligations under capital leases	-	23.8	-	23.8	-	25.2	-	25.2
Deferred taxes	-	178.7	(85.5)	93.2	-	72.1	(71.8)	0.3
Income taxes payable	8.8	-	-	8.8	6.3	-	-	6.3
Acquisition consideration payable	190.6	-	-	190.6	199.9	1.4	-	201.3
Due to affiliates	1,529.8	-	(1,529.8)	-	1,512.4	-	(1,512.4)	-
Other	59.0	22.2	-	81.2	57.0	22.4	-	79.4
TOTAL NONCURRENT LIABILITIES	2,621.2	224.9	(1,615.3)	1,230.8	2,285.3	121.3	(1,584.2)	822.4
TOTAL LIABILITIES	2,910.2	396.2	(1,629.9)	1,676.5	2,530.8	251.9	(1,588.6)	1,194.1
EQUITY:
Common stock and additional paid-in capital	519.9	2,340.5	(2,340.5)	519.9	542.8	2,096.2	(2,096.2)	542.8
Retained earnings	597.4	683.6	(659.6)	621.4	597.8	574.9	(568.9)	603.8
Accumulated other comprehensive (loss) income	(21.8)	(8.4)	8.4	(21.8)	(8.4)	5.1	(5.1)	(8.4)
Total Jones stockholders' equity	1,095.5	3,015.7	(2,991.7)	1,119.5	1,132.2	2,676.2	(2,670.2)	1,138.2
Noncontrolling interest	-	0.2	-	0.2	-	0.1	-	0.1
TOTAL EQUITY	1,095.5	3,015.9	(2,991.7)	1,119.7	1,132.2	2,676.3	(2,670.2)	1,138.3
TOTAL LIABILITIES AND EQUITY	$4,005.7	$3,412.1	$(4,621.6)	$2,796.2	$3,663.0	$2,928.2	$(4,258.8)	$2,332.4

Condensed Consolidating Statements of Operations
(In millions)

	Fiscal Quarter Ended October 1, 2011				Fiscal Quarter Ended October 2, 2010
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net sales	$665.0	$371.1	$(6.0)	$1,030.1	$683.5	$330.1	$(3.7)	$1,009.9
Licensing income	-	12.7	-	12.7	-	12.0	-	12.0
Other revenues	0.2	-	-	0.2	0.2	-	-	0.2
Total revenues	665.2	383.8	(6.0)	1,043.0	683.7	342.1	(3.7)	1,022.1
Cost of goods sold	443.9	230.3	(3.1)	671.1	458.5	221.8	(0.8)	679.5
Gross profit	221.3	153.5	(2.9)	371.9	225.2	120.3	(2.9)	342.6
Selling, general and administrative expenses	227.2	86.9	(2.6)	311.5	235.2	50.0	(2.7)	282.5
Operating (loss) income	(5.9)	66.6	(0.3)	60.4	(10.0)	70.3	(0.2)	60.1
Net interest expense (income) and financing costs	0.7	-	-	0.7	15.5	(1.3)	-	14.2
Equity in income of unconsolidated affiliate	-	0.5	-	0.5	-	0.5	-	0.5
(Loss) income before (benefit) provision for income taxes and equity in earnings of subsidiaries	(6.6)	67.1	(0.3)	60.2	(25.5)	72.1	(0.2)	46.4
Provision (benefit) for income taxes	3.6	33.9	(18.5)	19.0	(7.5)	24.8	(0.1)	17.2
Equity in earnings of subsidiaries	33.1	-	(33.1)	-	47.2	-	(47.2)	-
Net income	22.9	33.2	(14.9)	41.2	29.2	47.3	(47.3)	29.2
Less: income attributable to noncontrolling interest	-	0.2	-	0.2	-	0.1	-	0.1
Income attributable to Jones	$22.9	$33.0	$(14.9)	$41.0	$29.2	$47.2	$(47.3)	$29.1

Condensed Consolidating Statements of Operations (continued)
(In millions)

	Fiscal Nine Months Ended October 1, 2011				Fiscal Nine Months Ended October 2, 2010
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net sales	$1,840.0	$1,031.4	$(15.5)	$2,855.9	$1,915.5	$830.0	$(10.5)	$2,735.0
Licensing income	0.1	35.0	-	35.1	-	33.3	-	33.3
Other revenues	0.7	-	-	0.7	0.6	-	-	0.6
Total revenues	1,840.8	1,066.4	(15.5)	2,891.7	1,916.1	863.3	(10.5)	2,768.9
Cost of goods sold	1,208.5	664.4	(6.8)	1,866.1	1,225.3	560.3	(2.7)	1,782.9
Gross profit	632.3	402.0	(8.7)	1,025.6	690.8	303.0	(7.8)	986.0
Selling, general and administrative expenses	675.1	192.3	(8.2)	859.2	690.4	111.6	(7.7)	794.3
Operating (loss) income	(42.8)	209.7	(0.5)	166.4	0.4	191.4	(0.1)	191.7
Net interest expense (income) and financing costs	61.3	(2.5)	-	58.8	44.6	(4.1)	-	40.5
Equity in income (loss) of unconsolidated affiliate	-	2.6	-	2.6	-	(1.3)	-	(1.3)
(Loss) income before (benefit) provision for income taxes and equity in earnings of subsidiaries	(104.1)	214.8	(0.5)	110.2	(44.2)	194.2	(0.1)	149.9
(Benefit) provision for income taxes	(19.8)	76.1	(18.5)	37.8	(7.8)	63.5	(0.2)	55.5
Equity in earnings of subsidiaries	138.1	-	(138.1)	-	130.6	-	(130.6)	-
Net income	53.8	138.7	(120.1)	72.4	94.2	130.7	(130.5)	94.4
Less: income attributable to noncontrolling interest	-	0.6	-	0.6	-	0.5	-	0.5
Income attributable to Jones	$53.8	$138.1	$(120.1)	$71.8	$94.2	$130.2	$(130.5)	$93.9

Condensed Consolidating Statements of Cash Flows
(In millions)

	Fiscal Nine Months Ended October 1, 2011				Fiscal Nine Months Ended October 2, 2010
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net cash (used in) provided by operating activities	$(31.1)	$53.7	$(16.2)	$6.4	$(102.1)	$35.3	$(3.9)	$(70.7)
Cash flows from investing activities:
Capital expenditures	(32.7)	(40.0)	-	(72.7)	(9.9)	(17.6)	-	(27.5)
Acquisition of KG Group Holdings Limited, net of cash acquired	(150.0)	6.9	-	(143.1)	-	-	-	-
Acquisition of Stuart Weitzman Holdings, LLC, net of cash acquired	-	-	-	-	(180.3)	21.0	--	(159.3)
Acquisition of Moda Nicola International, LLC	(2.5)	-	-	(2.5)	(14.4)	-	-	(14.4)
Other	-	0.1	-	0.1	-	0.4	-	0.4
Net cash (used in) provided by investing activities	(185.2)	(33.0)	-	(218.2)	(204.6)	3.8	-	(200.8)
Cash flows from financing activities:
Issuance of 6.875% Senior Notes due 2019	300.0	-	-	300.0	-	-	-	-
Debt issuance costs	(6.6)	-	-	(6.6)	-	-	-	-
Costs related to revolving credit agreement	(3.0)	-	-	(3.0)	(7.3)	-	-	(7.3)
Net increase (decrease) in short-term borrowings	55.0	-	-	55.0	16.3	(0.1)	-	16.2
Repayment of acquired debt of KG Group Holdings Limited	(174.1)	-	-	(174.1)	-	-	-	-
Cash distributions to selling members of Stuart Weitzman Holdings, LLC	-	-	-	-	-	(19.0)	-	(19.0)
Dividends paid	(12.7)	(16.2)	16.2	(12.7)	(13.0)	(3.9)	3.9	(13.0)
Acquisition of treasury stock	(78.0)	-	-	(78.0)	-	-	-	-
Payments of acquisition consideration payable	-	(8.2)	-	(8.2)	-	(2.5)	-	(2.5)
Other items, net	1.7	(1.9)	-	(0.2)	0.9	(2.5)	-	(1.6)
Net cash provided by (used in) financing activities	82.3	(26.3)	16.2	72.2	(3.1)	(28.0)	3.9	(27.2)
Effect of exchange rates on cash	-	-	-	-	-	(0.7)	-	(0.7)
Net (decrease) increase in cash and cash equivalents	(134.0)	(5.6)	-	(139.6)	(309.8)	10.4	-	(299.4)
Cash and cash equivalents, beginning	163.0	37.8	-	200.8	322.1	11.3	-	333.4
Cash and cash equivalents, ending	$29.0	$32.2	$-	$61.2	$12.3	$21.7	$-	$34.0

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

        In September 2011, the FASB issued ASU 2011-08, "Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment." ASU 2011-08 simplifies how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU No. 2011-08 is not expected to have a material impact on our results of operations or our financial position.

        In September 2011, the FASB issued ASU 2011-09, "Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer's Participation in a Multiemployer Plan." ASU 2011-09 provides for additional separate disclosures for multiemployer pension plans and other multiemployer postretirement benefit plans. The amended disclosures require additional quantitative and qualitative disclosures about an employer's involvement in significant multiemployer pension plans. For public entities, the amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. We currently do not participate in any significant multiemployer plans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion provides information and analysis of our results of operations for the 13 and 39 week periods ended October 1, 2011 (hereinafter referred to as the "third fiscal quarter of 2011" and the "first fiscal nine months of 2011," respectively) and October 2, 2010 (hereinafter referred to as the "third fiscal quarter of 2010" and the "first fiscal nine months of 2010," respectively) and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

Executive Overview

        We design, contract for the manufacture of and market a broad range of women' s collection sportswear, suits and dresses, casual sportswear and jeanswear for women and children and women' s footwear and accessories. We sell our products through a broad array of distribution channels, including better specialty and department stores and mass merchandisers, primarily in the United States, Canada and Europe. We also operate our own network of retail and factory outlet stores and several e-commerce web sites. In addition, we license the use of several of our brand names to select manufacturers and distributors of women's and men's apparel and accessories worldwide.

        During 2011 to date, the following significant events took place:

  on February 1, 2011, we announced the launch of " ShoelaborationsTM," a creative platform that seeks talented individuals doing original work in their unique artistic areas and allows them the opportunity to collaborate on a rotating basis with Nine West;
  on March 7, 2011, we announced that we successfully issued $300 million of 6.875% Senior Notes due 2019;
  on April 28, 2011, we announced an amendment and extension of our existing $650 million senior credit facility to provide for additional international subfacilities and a decrease in fees and interest rates to current market rates and to extend the maturity date to April 28, 2016;
  on June 2, 2011, we announced that we had acquired KG Group Holdings Limited (" Kurt Geiger" ), Europe' s largest luxury footwear retailer;
  on July 11, 2011, we announced that we had entered into an exclusive, worldwide license agreement with Philip Simon Brands Group, Inc. for the creation, production, marketing and global distribution of a fashion sneaker collection under the Nine West brand; and
  on September 12, 2011, we announced that we had entered into an exclusive, worldwide license agreement with Marchon Eyewear, Inc. for the creation, production, marketing and global distribution of ophthalmic eyewear frames and prescription-ready sunglasses under the Nine West brand.

Retail Store Closings

        We continue to review our retail operations for underperforming locations. As a result of this review, we have decided to close retail locations that no longer provide strategic and/or financial benefits. During 2009 and 2010, we closed 99 and 191 locations, respectively. We closed 78 locations during the first fiscal nine months of 2011, and we anticipate closing additional locations in 2011 and 2012. We recorded $2.9 million and $1.2 million of employee termination costs in the fiscal nine months ended October 2, 2010 and October 1, 2011, respectively. In connection with our decision to close these stores, we reviewed the associated long-term assets for impairments. As a result of this review, we recorded $7.1 million and $4.7 million of impairment losses during the fiscal nine months ended October 2, 2010 and October 1, 2011, respectively, on leasehold improvements and furniture and fixtures located in the stores to be closed. These costs are reported as SG&A expenses in our domestic retail segment.

Critical Accounting Policies

        Several of our accounting policies involve significant or complex judgements and uncertainties and require us to make certain critical accounting estimates. We consider an accounting estimate to be critical if it requires us to make assumptions about matters that were highly uncertain at the time the estimate was made. The estimates with the greatest potential effect on our results of operations and financial position include the collectibility of accounts receivable, the recovery value of obsolete or overstocked inventory and the fair values of goodwill, intangible assets with indefinite lives and acquisition consideration liabilities. Estimates related to accounts receivable and inventory affect our domestic wholesale sportswear, domestic wholesale jeanswear, domestic wholesale footwear and accessories, domestic retail, international wholesale and international retail segments. Estimates related to goodwill affect our domestic wholesale sportswear, domestic wholesale footwear and accessories, international wholesale and international retail segments. Estimates related to intangible assets with indefinite lives affect our domestic footwear and accessories, international wholesale, international retail and licensing, other and eliminations segments. Estimates related to other long-lived assets primarily affect our domestic and international retail segments. Estimates related to our acquisition consideration liabilities affect our domestic wholesale sportswear and our domestic wholesale footwear and accessories segments.

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

Results of Operations

Statements of Operations Stated in Dollars and as a Percentage of Total Revenues

(In millions)	Fiscal Quarter Ended				Fiscal Nine Months Ended
	October 1, 2011		October 2, 2010		October 1, 2011		October 2, 2010
Net sales	$1,030.1	98.8%	$1,009.9	98.8%	$2,855.9	98.8%	$2,735.0	98.8%
Licensing income	12.7	1.2	12.0	1.2	35.1	1.2	33.3	1.2
Other revenues	0.2	0.0	0.2	0.0	0.7	0.0	0.6	0.0
Total revenues	1,043.0	100.0	1,022.1	100.0	2,891.7	100.0	2,768.9	100.0
Cost of goods sold	671.1	64.3	679.5	66.5	1,866.1	64.5	1,782.9	64.4
Gross profit	371.9	35.7	342.6	33.5	1,025.6	35.5	986.0	35.6
Selling, general and administrative expenses	311.5	29.9	282.5	27.6	859.2	29.7	794.3	28.7
Operating income	60.4	5.8	60.1	5.9	166.4	5.8	191.7	6.9
Net interest expense and financing costs	0.7	0.1	14.2	1.4	58.8	2.0	40.5	1.5
Equity in income (loss) of unconsolidated affiliate	0.5	0.0	0.5	0.0	2.6	0.1	(1.3)	(0.0)
Income before provision for income taxes	60.2	5.8	46.4	4.5	110.2	3.8	149.9	5.4
Provision for income taxes	19.0	1.8	17.2	1.7	37.8	1.3	55.5	2.0
Net income	41.2	4.0	29.2	2.9	72.4	2.5	94.4	3.4
Less: income attributable to noncontrolling interest	0.2	0.0	0.1	0.0	0.6	0.0	0.5	0.0
Income attributable to Jones	$41.0	3.9%	$29.1	2.8%	$71.8	2.5%	$93.9	3.4%

Percentage totals may not add due to rounding.

Fiscal Quarter Ended October 1, 2011 Compared with Fiscal Quarter Ended October 2, 2010

        Revenues.  Total revenues for the third fiscal quarter of 2011 were $1.04 billion, compared with $1.02 billion for the third fiscal quarter of 2010, an increase of 2.0%. Revenues by segment were as follows:

(In millions)	Third Fiscal Quarter of 2011	Third Fiscal Quarter of 2010	Increase (Decrease	Percent Change
Domestic wholesale sportswear	$243.9	$273.2	$(29.3)	(10.7%)
Domestic wholesale jeanswear	187.1	229.9	(42.8)	(18.6)
Domestic wholesale footwear and accessories	264.3	251.3	13.0	5.2
Domestic retail	150.1	159.6	(9.5)	(6.0)
International wholesale	99.6	83.6	16.0	19.1
International retail	85.3	12.5	72.8	582.4
Licensing and other	12.7	12.0	0.7	5.8
Total revenues	$1,043.0	$1,022.1	$20.9	2.0%

        Domestic wholesale sportswear revenues decreased $29.3 million, primarily due to decreased revenues in our Jones New York-related product lines (due to lower customer orders resulting from product performance trends at the retail level) and the discontinuance of our Jones New York Suit product line (to concentrate our efforts on our existing suit separates products available in the sportswear department) as well as decreased shipments of our Kasper and Le Suit product lines (due to product performance at retail). These decreases were partially offset by increased revenues in our Rachel Roy product line due to positive product performance at retail.

        Domestic wholesale jeanswear revenues decreased $42.8 million, primarily due to reduced shipments of our l.e.i. product line (due to the timing of shipments), our Gloria Vanderbilt product line (due to a reduction in replenishment program shipments compared with the prior period' s high replenishment volume) and our Energie product line (due to the challenging retail climate in the moderate junior tops business as well as product assortment issues), partially offset by increased shipments of our Jessica Simpson and Nine West Jeans product lines due to positive product performance at retail.

        Domestic wholesale footwear and accessories revenues increased $13.0 million, primarily due to increased shipments of our handbag and jewelry product lines and our AK Anne Klein, Enzo Angiolini and Sam & Libby footwear product lines due to product performance at retail, the initial launch of our B Brian Atwood footwear product line and the timing of shipments of our Nine West footwear product line. These increases were partially offset by reduced shipments of our Stuart Weitzman product line primarily from discontinuing a third-party e-commerce channel, reduced shipments of our Easy Spirit and Boutique 9 footwear product lines due to product performance at retail and the conversion of our children' s footwear product lines to a licensed business.

        Domestic retail revenues decreased $9.5 million. Revenue increases from a 2.7% increase in comparable store sales ($3.7 million) resulting from positive product performance were offset by a net $13.2 million reduction in revenues primarily related to our program to close underperforming locations. We began the current quarter with 703 retail locations and had a net decrease of 13 locations to end the period with 690 locations, compared with 791 locations at the end of the prior period. Our comparable footwear store sales increased 5.0% ($4.4 million), our comparable e-commerce business sales increased 0.5% ($0.1 million) and our comparable apparel store sales decreased 2.2% ($0.8 million). Comparable stores are locations (including e-commerce sites) that have been open for a full year, are not scheduled to close in the current period and are not scheduled for an expansion or downsize by more than 25% or relocation to a different street or mall.

        International wholesale revenues increased $16.0 million, primarily due to $7.6 million from the acquisition of Kurt Geiger, $3.6 million of initial shipments of Jones New York product lines in our new Mexican wholesale program, a $0.3 million increase in our Canadian business (primarily from the effect of exchange rates between the U.S. and Canadian Dollars), a $2.8 million increase in our Stuart Weitzman European business and a $1.7 million increase in our Nine West international business due to the timing of shipments and increased shipments to our licensees in Turkey and Central America, partially offset by a decrease in shipments to our Dubai licensee (resulting from the licensee' s efforts to reduce inventory levels) and the effects of the acquisition of Kurt Geiger.

        International retail revenues increased $72.8 million, primarily due to $69.8 million from the acquisition of Kurt Geiger and $3.3 million of initial sales of Jones New York products in our new Spanish retail business, partially offset by a $0.3 million decrease in our Canadian business (primarily from lower average unit selling prices offset by a $0.6 million effect of exchange rates between the U.S. and Canadian Dollars). We began the period with 294 stores and added 15 locations to end the period with 309 stores.

        Licensing and other revenues increased $0.7 million, primarily due to increased sales volume of our licensees.

        Gross Profit. The gross profit margins were 35.7% and 33.5% for the third fiscal quarters of 2011 and 2010, respectively.

        Domestic wholesale sportswear gross profit margins were 35.1% and 31.0% for the third fiscal quarters of 2011 and 2010, respectively. The increase was largely due to higher realized selling prices as well as decreased sales to off-price retailers.

        Domestic wholesale jeanswear gross profit margins were 21.4% and 24.0% for the third fiscal quarters of 2011 and 2010, respectively. The decrease was primarily due to higher raw material and labor costs, lower recoveries on the liquidation of excess inventories and higher customer incentives.

        Domestic wholesale footwear and accessories gross profit margins were 29.4% and 31.6% for the third fiscal quarters of 2011 and 2010, respectively. The decrease was primarily due to higher levels of markdown assistance, higher production costs and lower recoveries on sales to off-price retailers, partially offset by lower transportation costs.

        Domestic retail gross profit margins were 49.5% and 50.4% for the third fiscal quarters of 2011 and 2010, respectively. The decrease was primarily due to increased promotional activity to clear slow-

moving inventory, higher production costs and higher transportation charges, partially offset by the mix of products sold.

        International wholesale gross profit margins were 30.1% and 28.0% for the third fiscal quarters of 2011 and 2010, respectively. The increase was primarily due to the mix of products sold as a result of the addition of the Mexican wholesale program and the acquisition of Kurt Geiger.

        International retail gross profit margins were 60.1% and 62.4% for the third fiscal quarters of 2011 and 2010, respectively. The decrease was primarily due to the mix of products sold as a result of the acquisition of Kurt Geiger and lower average unit selling prices in our Canadian business.

        Selling, General and Administrative Expenses. SG&A expenses were $311.5 million in the third fiscal quarter of 2011 and $282.5 million in the third fiscal quarter of 2010. The acquisition of Kurt Geiger added $45.6 million in SG&A expenses to the third fiscal quarter of 2011.

        Domestic wholesale sportswear SG&A expenses decreased $1.6 million, primarily due to a $1.8 million reduction in marketing costs and $0.4 million of other cost reductions, partially offset by a $0.6 million increase in design costs.

        Domestic wholesale jeanswear SG&A expenses decreased $2.9 million, primarily due to a $4.2 million decrease in distribution costs, primarily related to costs incurred to shut down our Texas distribution facility in the prior period, partially offset by a $1.2 million increase in administrative costs and $0.1 million of other net cost increases.

        Domestic wholesale footwear and accessories SG&A expenses decreased $7.0 million, primarily due to $7.5 million in amortization in the prior period related to acquired customer orders from the acquisition of Stuart Weitzman Holdings, LLC (" SWH" ), a $1.9 million decrease in employee severance costs and $1.0 million of other net cost decreases. These decreases were partially offset by a $2.0 million increase in marketing costs and a $1.4 million increase in losses related to future costs of leases on buildings we do not currently use.

        Domestic retail SG&A expenses decreased $10.8 million, primarily due to a $4.5 million reduction in salaries and benefits, a $2.1 million reduction in occupancy and depreciation costs and a net $1.3 million reduction in other expenses, as a result of operating fewer stores in the current period, a $2.2 million decrease in impairment losses from the prior period and $2.0 million of lease termination costs recorded in the prior period. These decreases were partially offset by a $1.3 million increase in costs (primarily store operating and rent expenses) associated with operating our Stuart Weitzman stores.

        International wholesale SG&A expenses increased $6.0 million, primarily due to $2.7 million from the acquisition of Kurt Geiger, a $1.3 million increase in our Nine West international business (primarily due to increases in advertising and product development costs), $0.5 million related to our new Mexican wholesale program and a $3.9 million increase in our Stuart Weitzman European business primarily due to exchange rate differences between the U.S. Dollar and the Euro. These increases were offset by a $2.4 million decrease in costs in our Canadian business (primarily due to the effect of exchange rates between the U.S. and Canadian Dollars).

        International retail SG&A expenses increased $45.3 million, primarily due to $40.0 million from the acquisition of Kurt Geiger, $4.3 million from our new Spanish retail business, a $0.3 million increase in our Stuart Weitzman European business and a net $0.7 increase in costs for our Canadian business (primarily due to the effect of exchange rates between the U.S. and Canadian Dollars).

        SG&A expenses for the licensing, other and eliminations segment were unchanged from the prior period, as a $4.2 million effect of exchange rate differences between the U.S. Dollar and the British Pound and Canadian Dollar, primarily related to intercompany accounts, and $0.7 million of other cost increases were offset by a $2.6 million impairment of an acquired license in the prior period and a $2.3 million reduction in employee compensation costs, primarily related to lower amortization of stock-based compensation.

        Operating Income. The resulting operating income for the third fiscal quarter of 2011 was $60.4 million, compared with $60.1 million for the third fiscal quarter of 2010, due to the factors described above.

        Net Interest Expense. Net interest expense decreased $13.5 million, primarily due to an $18.2 million decrease in interest recorded on the SWH acquisition consideration liability, a net $0.6 million decrease in interest expense from our interest rate swaps and cap and a $0.3 million reduction of interest and financing costs from our amended revolving secured credit facility, partially offset by a $5.1 million increase resulting from the issuance of our 6.875% Senior Notes on March 7, 2011, a $0.2 million reduction in interest income and $0.3 million of other net increases.

        Income Taxes. The effective income tax rate was 31.6% and 37.0% for the third fiscal quarters of 2011 and 2010, respectively. The decrease is primarily due to the impact of lower enacted tax rates in the United Kingdom in the third fiscal quarter of 2011.

        Net Income and Earnings Per Share. Net income was $41.0 million in the third fiscal quarter of 2011, compared with $29.1 million in the third fiscal quarter of 2010. Diluted earnings per share for the third fiscal quarter of 2011 was $0.49, compared with $0.34 for the third fiscal quarter of 2010, with 3.0% fewer diluted shares outstanding.

Fiscal Nine Months Ended October 1, 2011 Compared with Fiscal Nine Months Ended October 2, 2010

        Revenues. Total revenues for the first fiscal nine months of 2011 were $2.9 billion, compared with $2.8 billion for the first fiscal nine months of 2010, an increase of 4.4%. Revenues by segment were as follows:

(In millions)	First Fiscal Nine Months of 2011	First Fiscal Nine Months of 2010	Increase (Decrease )	Percent Change
Domestic wholesale sportswear	$715.6	$764.8	$(49.2)	(6.4%)
Domestic wholesale jeanswear	611.7	640.7	(29.0)	(4.5)
Domestic wholesale footwear and accessories	673.3	642.4	30.9	4.8
Domestic retail	451.8	458.9	(7.1)	(1.5)
International wholesale	255.3	196.2	59.1	30.1
International retail	148.9	32.6	116.3	356.7
Licensing and other	35.1	33.3	1.8	5.4
Total revenues	$2,891.7	$2,768.9	$122.8	4.4%

        Domestic wholesale sportswear revenues decreased $49.2 million, primarily due to decreased revenues in our Jones New York-related product lines (due to lower customer orders resulting from product performance trends) and the discontinuance of our Jones New York Suit product line (to concentrate our efforts on our existing suit separates products available in the sportswear department) as well as decreased shipments of Kasper and Le Suit product lines (due to product performance at retail). These decreases were partially offset by increased revenues in our Robert Rodriguez and Anne Klein product lines due to positive product performance at retail.

        Domestic wholesale jeanswear revenues decreased $29.0 million, primarily due to decreased shipments of our Gloria Vanderbilt, Energie and l.e.i. product lines due to the timing of shipments, a reduction in replenishment program shipments compared to the prior period' s high replenishment volume, the challenging retail climate in the moderate junior tops business and product assortment issues, partially offset by the introduction of our Jessica Simpson product lines.

        Domestic wholesale footwear and accessories revenues increased $30.9 million, primarily due to $35.9 million of additional sales of the acquired Stuart Weitzman product line, increased shipments of our handbag and jewelry product lines and our AK Anne Klein, Sam & Libby, Enzo Angiolini, Boutique 9 and Gloria Vanderbilt footwear product lines due to product performance at retail and the initial launch of our B Brian Atwood footwear product line. These increases were partially offset by decreased shipments of our Easy Spirit footwear product line due to weakness in athletic categories across the industry, decreased shipments of our Bandolino and Mootsies Tootsies footwear product lines due to product performance at retail, decreased shipments of our licensed Dockers(R) products due to a major customer discontinuing the product line and the conversion of our children' s footwear product lines to a licensed business.

        Domestic retail revenues decreased $7.1 million. Revenue increases related to a 3.8% increase in comparable store sales ($14.8 million) resulting from positive product performance were offset by a net $21.9 million reduction in revenues primarily related to our program to close underperforming locations. We began 2011 with 759 retail locations and had a net decrease of 69 locations to end the period with 690 locations, compared with 791 locations at the end of the prior period. Our comparable e-commerce business sales increased 11.9% ($5.0 million), our comparable footwear store sales increased 2.7% ($6.8 million) and our comparable apparel store sales increased 3.1% ($3.0 million).

        International wholesale revenues increased $59.1 million, primarily due to $34.3 million from the acquisition of SWH, $12.3 million of initial shipments of Jones New York products in our Mexican wholesale program, $9.9 million from the acquisition of Kurt Geiger and a $3.7 million increase in our Canadian business (including a $2.0 million effect of exchange rates between the U.S. and Canadian Dollars). These increases were partially offset by a net $1.1 million decrease in our Nine West international business revenues due to a decrease in shipments to our licensees in Asia and Dubai licensees (resulting from their efforts to reduce inventory levels) and the effects of the acquisition of Kurt Geiger, partially offset by increased shipments to our licensees in Central America, Turkey, Canada, Mexico, Israel and South Africa.

        International retail revenues increased by $116.3 million, primarily due to $104.8 million from the acquisition of Kurt Geiger, $7.8 million of initial sales of Jones New York products in our Spanish retail business, $3.5 million from the acquisition of SWH and a $0.2 million increase in our Canadian business (primarily from a $1.7 million effect of exchange rates between the U.S. and Canadian Dollars offset by lower average unit selling prices). We began the period with 44 stores, added 197 with the acquisition of Kurt Geiger (of which 147 are concession locations), added 58 concession locations for our new Spanish retail business and opened a net 10 additional stores to end the period with 309 stores.

        Licensing and other revenues increased $1.8 million, primarily due to increased sales volume of our licensees.

        Gross Profit. The gross profit margins were 35.5% and 35.6% for the first fiscal nine months of 2011 and 2010, respectively.

        Domestic wholesale sportswear gross profit margins were 34.7% and 35.6% for the first fiscal nine months of 2011 and 2010, respectively. The decrease was largely due to higher raw material and labor costs and increased sales to off-price retailers in our suit and dress businesses, partially offset by higher realized selling prices as well as decreased sales to off-price retailers in our sportswear business.

        Domestic wholesale jeanswear gross profit margins were 23.6% and 26.5% for the first fiscal nine months of 2011 and 2010, respectively. The decrease was primarily due to higher raw material and labor costs, lower recoveries on the liquidation of excess inventories and higher customer incentives.

        Domestic wholesale footwear and accessories gross profit margins were 30.3% and 31.7% for the first fiscal nine months of 2011 and 2010, respectively. The decrease was primarily due to higher levels of markdown assistance, higher production costs, higher levels of discounting to liquidate slow-moving inventory and lower recoveries on sales to off-price retailers, partially offset by the mix of products sold as a result of the addition of the Stuart Weitzman product line and lower transportation costs.

        Domestic retail gross profit margins were 50.8% and 51.9% for the first fiscal nine months of 2011 and 2010, respectively. The decrease was primarily due to increased promotional activity to clear slow-

moving inventory and higher production costs, partially offset by the mix of products sold as a result of the addition of the Stuart Weitzman locations.

        International wholesale gross profit margins were 30.6% and 25.7% for the first fiscal nine months of 2011 and 2010, respectively. The increase was primarily due to the mix of products sold as a result of the additions of the Stuart Weitzman and Kurt Geiger businesses and the Mexican wholesale program.

        International retail gross profit margins were 57.4% and 57.7% for the first fiscal nine months of 2011 and 2010, respectively. The decrease was primarily due to the mix of products sold as a result of the acquisition of Kurt Geiger.

        Selling, General and Administrative Expenses. SG&A expenses were $859.2 million in the first fiscal nine months of 2011 and $794.3 million in the first fiscal nine months of 2010. The acquisitions of SWH and Kurt Geiger added $25.3 million and $68.3 million, respectively, in SG&A expenses to the first fiscal nine months of 2011.

        Domestic wholesale sportswear SG&A expenses decreased $13.9 million, primarily due to $11.5 million in adjustments to the Moda acquisition consideration liability, a $0.6 million gain on the purchase of British Pounds related to the Kurt Geiger acquisition, a $0.6 million reduction in depreciation expense, a $0.4 million decrease in marketing costs and $4.3 million of other net cost decreases, partially offset by a $2.8 million increase in compensation costs due to a higher employee headcount and severance costs and a $0.7 million increase in distribution costs.

        Domestic wholesale jeanswear SG&A expenses decreased $3.4 million, primarily due to a $9.0 million decrease in distribution costs, primarily related to costs incurred to shut down our Texas distribution facility in the prior period, and a $1.2 million decrease in national advertising costs, partially offset by a $2.4 million increase in administrative costs, a $1.3 million increase relating to the closure of a South Carolina distribution facility in the prior period, a $1.2 million increase in royalty expenses and $1.9 million of other net cost increases.

        Domestic wholesale footwear and accessories SG&A expenses increased $13.0 million, primarily due to a net $12.6 million increase in losses recorded related to future costs of leases on buildings we do not currently use, $7.6 million of expenses added as a result of the acquisition of SWH, a $5.1 million increase in administrative costs, a $2.6 million increase in marketing costs, a $1.1 million increase in professional fees and $1.1 million of other net cost increases. These increases were partially offset by $10.1 million in purchase accounting amortization in the prior period related to acquired SWH customer orders, a $3.6 million decrease in distribution costs and a $3.4 million decrease in salaries and benefits.

        Domestic retail SG&A expenses decreased $15.1 million, primarily due to a $13.2 million reduction in salaries and benefits, an $11.0 million reduction in occupancy and depreciation costs and $3.0 million of other net cost reductions, as a result of operating fewer stores in the current period, a $1.9 million write-off of aged merchandise credits, a $2.4 million reduction in impairment losses in the current period and $2.9 million of lease termination costs recorded in the prior period. These decreases were partially offset by $15.9 million related to the stores acquired in the SWH acquisition, a $2.4 million increase in distribution costs and a $1.0 million increase in marketing expenses, primarily related to our e-commerce business.

        International wholesale SG&A expenses increased $17.7 million, primarily due to $9.1 million from the acquisition of SWH, $3.2 million from the acquisition of Kurt Geiger, a $2.9 million increase in our Nine West international business (primarily due to increases of $0.9 million in severance costs, $0.7 million in product development costs and $1.3 million in marketing costs), $2.2 million related to our new Mexican wholesale program and a $0.3 million increase in costs in our Canadian business (primarily due to a $0.6 million increase in administrative costs partially offset by a $0.3 million effect of exchange rate differences between the U.S. and Canadian Dollars).

        International retail SG&A expenses increased $68.8 million, primarily due to $55.3 million from the acquisition of Kurt Geiger, $9.9 million from our new Spanish retail business, $2.7 million from the acquisition of SWH and a net $0.9 million increase in costs for our Canadian business (primarily due to the effect of exchange rates between the U.S. and Canadian Dollars).

        SG&A expenses for the licensing, other and eliminations segment decreased $2.2 million, primarily due to a $5.5 million reduction in employee compensation costs, primarily related to lower amortization of stock-based compensation, a $2.6 million impairment of an acquired license in the prior period, and $0.3 million of other net cost reductions, partially offset by a $6.2 million effect of exchange rate differences between the U.S. Dollar and the British Pound and Canadian Dollar, primarily related to intercompany accounts.

        Operating Income. The resulting operating income for the first fiscal nine months of 2011 was $166.4 million, compared with $191.7 million for the first fiscal nine months of 2010, due to the factors described above.

        Net Interest Expense. Net interest expense increased $18.3 million, primarily due to a $13.5 million increase in interest recorded on the SWH acquisition consideration liability, an $11.7 million increase resulting from the issuance of our 6.875% Senior Notes on March 7, 2011, a $0.6 million reduction in interest income and $0.5 million of other net increases, partially offset by a $2.7 million reduction of interest and financing costs from our amended revolving secured credit facility and a net $5.3 million decrease from our interest rate swaps and cap.

        Income Taxes. The effective income tax rate was 34.3% and 37.0% for the first fiscal nine months of 2011 and 2010, respectively. The decrease is primarily due to the impact of lower enacted tax rates in the United Kingdom in the first fiscal nine months of 2011.

        Net Income and Earnings Per Share. Net income was $71.8 million in the first fiscal nine months of 2011, compared with $93.9 million in the first fiscal nine months of 2010. Diluted earnings per share for the first fiscal nine months of 2011 was $0.85, compared with $1.09 for the first fiscal nine months of 2010, with 0.5% fewer diluted shares outstanding.

Liquidity and Capital Resources

        Our principal capital requirements have been for working capital needs, capital expenditures, dividend payments, acquisition funding and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations. We currently fund our operations primarily through cash generated by operating activities, and rely on our revolving credit facility for the issuance of trade letters of credit for the purchases of inventory and for cash borrowings as needed. As of October 1, 2011, total cash and cash equivalents were $61.2 million, a decrease of $139.6 million from the $200.8 million reported as of December 31, 2010.

        Cash flows from operating activities provided $6.4 million and used $70.7 million in the first fiscal nine months of 2011 and 2010, respectively. The change from the prior period was primarily due to changes in working capital. Accounts receivable increased less in the current period primarily due to lower levels of shipments compared with the prior period. Inventory increased less in the current period primarily due to the operation of fewer retail stores and a reduction in wholesale customer orders. Accounts payable decreased in the current period compared to an increase in the prior period primarily due to the timing of inventory and related payments. We also paid $24.4 million of accrued Kurt Geiger interest subsequent to the acquisition.

        Cash flows from investing activities used $218.2 million and $200.8 million in the first fiscal nine months of 2011 and 2010, respectively, for the purchases of property and equipment in both periods and the acquisitions of Kurt Geiger in 2011 and Moda and SWH in 2010.

        Cash flows from financing activities provided $72.2 million in the first fiscal nine months of 2011, primarily as the result of the issuance of $300.0 million of 6.875% Senior Notes due 2019 (the " 2019 Notes" ). Uses of cash during this period were primarily for the repayment of acquired Kurt Geiger debt, debt issuance and financing costs, the repurchase of our common stock, the payment of dividends and payments related to the acquisition consideration payable from the SWH acquisition.

        In March 2011, we issued the 2019 Notes. Net proceeds were $293.3 million, of which $45.0 million was used to repay amounts then outstanding under our secured revolving credit agreement.

        Cash flows from financing activities used $27.2 million in the first fiscal nine months of 2010, primarily for distributions to the former owners of SWH, the payment of dividends, costs related to our secured revolving credit agreement and principal payments on capitalized leases.

        We repurchased 7.2 million shares of our common stock for $78.0 million on the open market during the first fiscal nine months of 2011 and no common stock during the first fiscal nine months of 2010. As of October 1, 2011, $215.4 million of Board authorized repurchases was still available. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition.

        We have a secured revolving credit agreement expiring on April 28, 2016 (the " Credit Facility" ) with several lending institutions to borrow an aggregate principal amount of up to $650 million. On April 28, 2011, we completed an amendment and restatement of our Credit Facility. The amended and restated terms and conditions provide for an extension of the maturity date from May 13, 2015 to April 28, 2016. The amendment and restatement also provides for, among other things, the following changes to the Credit Facility: (1) a split of the Credit Facility into a $350 million U.S. commitment which may be drawn by the U.S. borrowers as revolving loans or letters of credit in U.S. dollars, and a $300 million international commitment which may be drawn by the U.S. borrowers or by any Canadian or European borrowers as revolving loans or letters of credit in Euros, sterling, Canadian dollars, or U.S. dollars; (2) reductions in the interest rate spreads and commitment fees payable under the Credit Facility; (3) the addition of separate borrowing bases in each relevant European country, similar to the U.S. borrowing base (with variations in accordance with local law or practice); (4) changes in the U.S. borrowing base eligibility criteria for inventory in or in transit to Canada; (5) an increase in the cap on swingline loans; (6) reductions in the various availability levels below which (x) dominion periods are triggered, and (y) the borrowers must comply with certain financial and other covenants; (7) increases in various debt baskets, including a lifting of limits on the general unsecured debt basket and on unsecured and secured debt incurred by non-U.S. subsidiaries that are not loan parties, an increase in the general lien basket, and the addition of a new lien basket for financings secured by intellectual property; (8) increases in various investments baskets and the addition of a new investments basket; (9) an increase in the general asset sales basket; and (10) reductions in the various thresholds to be met before we can make restricted payments or can prepay our bonds maturing in 2014.

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

        Availability under the Credit Facility is determined with reference to a borrowing base consisting of a percentage of eligible inventory, accounts receivable, credit card receivables and licensee receivables, minus reserves determined by the joint collateral agents. At October 1, 2011, we had $55.0 million in cash borrowings and $23.8 million of letters of credit outstanding, and our remaining availability was $503.1 million. If availability under the Credit Facility falls below a stated level, we will be required to comply with a minimum fixed charge coverage ratio. The Credit Facility also contains affirmative and negative covenants that, among other things, will limit or restrict our ability to (1) incur indebtedness, (2) create liens, (3) merge, consolidate, liquidate or dissolve, (4) make investments (including acquisitions), loans or advances, (5) sell assets, (6) enter into sale and leaseback transactions, (7) enter into swap agreements, (8) make certain restricted payments (including dividends and other payments in respect of capital stock), (9) enter into transactions with affiliates, (10) enter into restrictive agreements, and (11) amend material documents. The Credit Facility is secured by a first priority lien on substantially all of our personal property.

        SWH has a $1.5 million unsecured borrowing facility with a lending institution that expires on October 1, 2012 and is renewable on an annual basis, under which no cash borrowings and $1.1 million in letters of credit were outstanding at October 1, 2011. Cash borrowings under this facility bear interest based on either the prevailing prime rate or the prevailing LIBOR rate plus 300 basis points. SWH also has a €0.3 million variable-rate unsecured borrowing facility with a European lending institution that expires in March 2012 and is renewable on an annual basis, under which no amounts were outstanding at October 1, 2011.

        On October 17, 2011, we announced that our Board of Directors had declared a quarterly cash dividend of $0.05 per share to all common stockholders of record as of November 11, 2011 for payment on November 25, 2011.

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

        In September 2011, the FASB issued ASU 2011-08, "Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment." ASU 2011-08 simplifies how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU No. 2011-08 is not expected to have a material impact on our results of operations or our financial position.

        In September 2011, the FASB issued ASU 2011-09, "Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer's Participation in a Multiemployer Plan." ASU 2011-09 provides for additional separate disclosures for multiemployer pension plans and other multiemployer postretirement benefit plans. The amended disclosures require additional quantitative and qualitative disclosures about an employer's involvement in significant multiemployer pension plans. For public entities, the amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. We currently do not participate in any significant multiemployer plans.

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

        At October 1, 2011, the fair value of our fixed rate debt was $718.2 million. On that date, the potential decrease in fair value of our fixed rate long-term debt instruments resulting from a hypothetical 10% adverse change in interest rates was approximately $65.3 million.

        Our primary interest rate exposures on variable rate credit facilities are with respect to United States and Canadian short-term rates. Cash borrowings under these facilities bear interest at rates that vary with changes in prevailing market rates. At October 1, 2011, we had $651.9 million in variable rate credit facilities, under which $55.0 million in cash borrowings and $24.9 million of letters of credit were outstanding.

        At October 1, 2011, we had outstanding interest rate swaps to convert our $250 million 5.125% Senior Notes due 2014 (the "2014 Notes") to variable-rate debt and an interest rate cap to limit our exposure to increases in the variable rates of our interest rate swaps on the 2014 Notes.

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

        At October 1, 2011, the fair value of the interest rate swap was an asset of $6.3 million and the fair value of the interest rate cap was an asset of $0.2 million.

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

        At October 1, 2011, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total notional value of US$3.2 million at a weighted-average exchange rate of 1.02 maturing through

November 2011. The fair value of these contracts at October 1, 2011 was a net $0.1 million unrealized gain. We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements, because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. We are exposed to credit-related losses if the counterparty to a financial instrument fails to perform its obligation. However, we do not expect the counterparties, which presently have high credit ratings, to fail to meet their obligations.

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

        We have made changes to our internal controls and procedures over financial reporting to address the implementation of SAP, an enterprise resource planning ("ERP") system. SAP will integrate our operational and financial systems and expand the functionality of our financial reporting processes. We began the process of implementing SAP throughout The Jones Group Inc. and our consolidated subsidiaries during the fourth quarter of 2006. During the third fiscal quarter of 2011, no additional businesses were converted to this system. We have adequately controlled the transition to the new processes and controls, with no negative impact to our internal control environment. We expect to continue the implementation of this system to all locations over a multi-year period. As the phased implementation occurs, we will experience changes in internal control over financial reporting each quarter. We expect this ERP system to further advance our control environment by automating manual processes, improving management visibility and standardizing processes as its full capabilities are utilized.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        We have been named as a defendant in various actions and proceedings arising from our ordinary business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in our opinion, any such liability will not have a material adverse financial effect on us.

Item 2. Issuer Purchase of Equity Securities

        The following table sets forth the repurchases of our common stock for the fiscal quarter ended October 1, 2011.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 3, 2011 to July 30, 2011	-	-	-	$265,405,884
July 31, 2011 to August 27, 2011	4,200,323	$9.74	4,200,323	$224,506,665
August 28, 2011 to October 1, 2011	836,024	$10.89	836,024	$215,405,885
Total	5,036,347	$9.93	5,036,347	$215,405,885

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

THE JONES GROUP INC.
(Registrant)

Date: November 7, 2011	By /s/ Wesley R. Card WESLEY R. CARD Chief Executive Officer By /s/ John T. McClain JOHN T. McCLAIN Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32[o]	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

____________
* Filed herewith.
o Furnished herewith.