Form 10-K
period 2011-12-31
JONES GROUP INC
filed 2012-02-21
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission file number 1-10746

THE JONES GROUP INC.
 (Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	06-0935166 (I.R.S. Employer Identification No.)

1411 Broadway New York, New York (Address of principal executive offices)	10018 (Zip Code)

Registrant's telephone number, including area code: (212) 642-3860

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.01 par value	Name of each exchange on which registered New York Stock Exchange, Inc.

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

        The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the registrant's common stock as reported on the New York Stock Exchange composite tape on July 2, 2011, was approximately $921,543,946.

        As of February 20, 2012, 82,342,069 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:

Document	Part
Those portions of the registrant's proxy statement for the registrant's 2012 Annual Meeting of Stockholders (the "Proxy Statement") that are specifically identified herein as incorporated by reference into this Form 10-K.	III

DEFINITIONS

        As used in this Report, unless the context requires otherwise, "Jones," "our," "us" and "we" means The Jones Group Inc. and consolidated subsidiaries, "SWH" means Stuart Weitzman Holdings, LLC, "GRI" means GRI Group Limited, "Kurt Geiger" means KG Group Holdings Limited, "FASB" means the Financial Accounting Standards Board, "ASC" means the "FASB Accounting Standards Codification®", "ASU" means "Accounting Standards Update" and "SEC" means the United States Securities and Exchange Commission.

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
  our ability to successfully implement new operational and financial information systems; and
  our ability to secure and protect trademarks and other intellectual property rights.

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

PART I

ITEM 1. BUSINESS

General

        We are a leading global designer, marketer and wholesaler of over 35 brands with product expertise in apparel, footwear, jeanswear, jewelry and handbags. We have a reputation for innovation, excellence in product quality and value, operational execution and talent. We also market directly to consumers through branded specialty retail and outlet stores and through our e-commerce sites.

        Our internationally recognized brands and licensing agreements (L) include: Nine West, Jones New York, Anne Klein, Kurt Geiger, Rachel Roy (L), Robert Rodriguez, Robbi & Nikki, Stuart Weitzman, B Brian Atwood (L), KG, Boutique 9, Easy Spirit, Carvela, Gloria Vanderbilt, l.e.i., Bandolino, Enzo Angiolini, Nine & Co., GLO, Joan & David, Miss KG, Jones Wear, Kasper, Energie, Evan-Picone, Le Suit, Mootsies Tootsies, Grane, Erika, Napier, Jessica Simpson (L), Sam & Libby, Givenchy (L), Judith Jack, Albert Nipon, Pappagallo and Rafe (L).

Operating Segments

        With the addition of Kurt Geiger on June 2, 2011, we have redefined our reportable operating segments to better reflect our expanding international operations. Our operations are now comprised of six reportable segments: domestic wholesale sportswear, domestic wholesale jeanswear, domestic wholesale footwear and accessories, domestic retail, international wholesale and international retail. We identify operating segments based on, among other things, the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels, our own retail locations, international concession arrangements and several e-commerce web sites that we operate and, for licensing, as a percentage of revenues for items sold by our licensees under our trademarks. See "Business Segment and Geographic Area Information" in the Notes to Consolidated Financial Statements.

Domestic Wholesale Sportswear

        Our brands cover a broad array of categories for the women's markets. Within those brands, various product classifications include career and casual sportswear, jeanswear, dresses, suits, and a combination of all components termed lifestyle collection. Career and casual sportswear are marketed as individual items or groups of skirts, pants, shorts, jackets, blouses, sweaters and related accessories which, while sold as separates, are coordinated as to styles, color schemes and fabrics, and are designed to be worn together. New collections are introduced in the four principal selling seasons - Spring, Summer, Fall and Holiday. Each season is comprised of a series of individual items or groups which have systematically spaced shipment dates to ensure a fresh flow of goods to the retail floor. In addition, certain brands offer key item styles, which are less seasonal in nature, on a replenishment basis.

        The following table summarizes selected aspects of the products sold under both our brands and licensed brands:

Group	Category	Products	Brand	Product Classification
Jones New York	Better	Skirts, blouses, pants, jackets, sweaters, suits, dresses, casual tops, outerwear, shorts	Jones New York Jones New York Signature Jones New York Sport Jones New York Dress Jones Wear Jones & Co. Jones Studio J Jones New York	Career Lifestyle Lifestyle Dresses Dresses, Suits, Career Career Dresses, Suits Lifestyle
Nine West	Better	Skirts, blouses, pants, jackets, sweaters, suits, dresses, outerwear, shorts, casual tops	Nine West Dress Nine West Suits	Dresses Suits
Anne Klein	Bridge	Skirts, blouses, pants, jackets, sweaters, dresses	Anne Klein New York	Lifestyle
Anne Klein	Better	Skirts, blouses, pants, jackets, sweaters, vests, dresses, casual tops	AK Anne Klein AK Anne Klein Dress AK Sport Anne Klein Dress Anne Klein Suit	Lifestyle Dresses Lifestyle Dresses Suits
Rachel Roy	Designer	Skirts, blouses, pants, jackets, sweaters, dresses, outerwear, accessories	Rachel Roy New York	Designer
Rachel Roy	Better	Skirts, blouses, pants, jackets, sweaters, dresses	Rachel Rachel Roy	Lifestyle
Robert Rodriguez	Designer	Skirts, shorts, pants, casual tops, blouses, jackets, sweaters, dresses	Robert Rodriguez Robert Rodriguez Black Label Robbi & Nikki	Lifestyle Lifestyle Lifestyle
Other	Bridge	Suits	Albert Nipon	Suits
Other	Better	Skirts, blouses, pants, jackets, sweaters, suits, dresses	Kasper Evan-Picone Le Suit	Suits, Dresses, Sportswear Suits, Dresses, Sportswear Suits

        In addition to the products sold under these brands, we provide design and manufacturing resources to certain retailers to develop better-priced product lines to be sold under private labels.

Domestic Wholesale Jeanswear

        Our brands cover a broad array of categories for the women's, juniors and girls markets. Within those brands, our product classifications include jeanswear, casual sportswear and dresses, with a focus on fit, fabric and finish. Jeanswear and casual sportswear are designed and marketed as individual items of jeans, skirts, pants, shorts, jackets, casual tops, dresses, sweaters and related accessories which, while sold as separates, can be combined with each other and with certain of our wholesale better products into groups termed "lifestyle collection" that are designed to be worn together. New collections are introduced in the four principal selling seasons - Spring, Summer, Fall and Holiday. Each season is comprised of a series of individual items or groups which have scheduled shipment dates to ensure a fresh flow of goods to the retail floor. In addition, certain brands offer key item styles, which are less seasonal in nature, on a replenishment basis.

        The following table summarizes selected aspects of the products sold under our brands:

Group	Products	Brand	Product Classification
Jones New York	Skirts, blouses, pants, jackets, sweaters, casual tops, dresses, jeanswear	Jones Jeans	Lifestyle
Gloria Vanderbilt	Skirts, blouses, shorts, jackets, sweaters, jeanswear, capris, casual tops	Gloria Vanderbilt	Casual Sportswear
Jessica Simpson	Jeanswear, pants, capris, shorts, skirts, t-shirts, casual tops, blouses, sweaters, dresses, denim jackets, casual jackets	Jessica Simpson	Lifestyle
Nine West	Skirts, blouses, pants, jackets, sweaters, casual tops, dresses, jeanswear	Nine West Denim Nine West Vintage America Collection	Lifestyle Lifestyle
l.e.i.	Skirts, shorts, jeanswear, capris, casual tops, sweaters, dresses	l.e.i.	Casual Sportswear
Energie	Skirts, shorts, jackets, sweaters, jeanswear, casual tops, dresses	Energie	Casual Sportswear
Other	Skirts, blouses, pants, jackets, sweaters, jeanswear, dresses, casual tops and bottoms	Bandolino Blu GLO Grane Erika	Casual Sportswear Casual Sportswear Casual Sportswear Casual Sportswear

        In addition to the products sold under these brands, we provide design and manufacturing resources to certain retailers to develop moderately-priced product lines to be sold under private labels.

Domestic Wholesale Footwear and Accessories

        Our wholesale footwear and accessories operations include the sale of both brand name and private label footwear, handbags, small leather goods and costume, semi-precious, sterling silver, and marcasite jewelry. The following table summarizes selected aspects of the products sold under both our brands and licensed brands:

Footwear
Category	Brand	Product Classification
Designer	Stuart Weitzman B Brian Atwood	Accessible Contemporary and Modern Luxury Contemporary
Bridge	Joan & David	Sophisticated Classics
Better	Nine West Nine West Vintage America Collection Enzo Angiolini AK Anne Klein Circa Joan & David Boutique 9 Rachel Rachel Roy Jones New York	Contemporary Contemporary Contemporary Modern Classics Traditional Classics Contemporary Contemporary Sophisticated Classics
Upper Moderate	Bandolino Easy Spirit	Modern Classics Comfort/Fit, Active, Sport/Casuals
Moderate	Nine & Co. Mootsies Tootsies Sam & Libby Gloria Vanderbilt	Contemporary Modern Classics Contemporary Contemporary

Accessories
Category	Brand	Product Classification
Designer	Stuart Weitzman	Handbags
Bridge	Judith Jack	Marcasite and Sterling Silver Jewelry
Better	AK Anne Klein Nine West Jones New York Givenchy Rachel Rachel Roy	Handbags and Costume Jewelry Handbags, Small Leather Goods and Costume Jewelry Costume Jewelry Costume and Fashion Jewelry Handbags and Costume Jewelry
Moderate	Nine & Co. Napier	Handbags and Small Leather Goods Costume Jewelry

International Wholesale

        Our international wholesale operations include the sale of brand-name footwear, handbags, small leather goods, jewelry and apparel to distributors and retailers outside the United States. Our products are distributed in over 75 countries. The following table summarizes selected aspects of the products sold under our brands:

Apparel
Group	Category	Products	Brand	Product Classification
Jones New York	Better	Skirts, blouses, pants, jackets, sweaters, jeanswear, suits, dresses, casual tops, outerwear, shorts	Jones New York Jones New York Signature Jones New York Sport Jones New York Luxe Jones New York Dress Jones New York Suit Jones Wear Jones & Co. J Jones New York	Career Lifestyle Lifestyle/Casual Lifestyle Dresses Suits Dresses Career Lifestyle
Nine West	Better	Skirts, blouses, pants, jackets, sweaters, suits, dresses, outerwear, shorts, casual tops, jeanswear	Nine West Dress Nine West Suits Nine West Separates	Dresses Suits Casual
Anne Klein	Bridge	Skirts, blouses, pants, jackets, sweaters, dresses	Anne Klein New York	Lifestyle
Anne Klein	Better	Skirts, blouses, pants, jackets, sweaters, vests, dresses, casual tops	AK Anne Klein Anne Klein Dress Anne Klein Suit	Lifestyle Dresses Suits
Rachel Roy	Better	Skirts, blouses, pants, jackets, sweaters, dresses	Rachel Rachel Roy	Lifestyle
Other	Better	Skirts, blouses, pants, jackets, sweaters, suits, dresses	Kasper Evan-Picone Le Suit Nipon Boutique	Suits Dresses Suits Suits

Footwear
Category	Brand	Product Classification
Designer	Stuart Weitzman Kurt Geiger	Accessible Contemporary and Modern Luxury Modern Luxury
Bridge	Joan & David Carvela KG	Sophisticated Classics Contemporary Contemporary
Better	Nine West Enzo Angiolini AK Anne Klein Circa Joan & David Boutique 9 Miss KG	Contemporary Contemporary Modern Classics Traditional Classics Contemporary Contemporary
Upper Moderate	Easy Spirit Bandolino	Comfort/Fit, Active, Sport/Casuals Modern Classics
Moderate	Nine & Co. Mootsies Tootsies Sam & Libby	Contemporary Modern Classics Contemporary

Accessories
Category	Brand	Product Classification
Designer	Stuart Weitzman	Handbags
Bridge	KG	Handbags and Purses, Knitwear, Jewelry, Belts and Travel Accessories
Better	AK Anne Klein Nine West	Handbags Handbags and Small Leather Goods
Moderate	Nine & Co.	Handbags

Domestic Retail

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

        We began 2011 with 759 retail locations and had a net decrease of 87 locations during the year to end the year with 672 locations. We continue to review our retail operations for underperforming locations. As a result of this review, we have decided to close retail locations that no longer provide strategic benefits. During 2011, we closed 102 underperforming locations and anticipate closing additional locations in 2012.

        Specialty Retail Stores. At December 31, 2011, we operated a total of 224 specialty retail stores. These stores sell either footwear and accessories or apparel (or a combination of these products) primarily under their respective brand names. Our Nine West and Easy Spirit retail stores offer selections of certain exclusive styles not marketed to our wholesale customers. Specialty retail stores may also sell products licensed by us, including belts, legwear, outerwear, watches and sunglasses.

        The following table summarizes selected aspects of our specialty retail stores at December 31, 2011.

Store type	Number of locations	Brands offered	Type of locations	Average store size (sq. ft.)
Nine West	124	Primarily Nine West	Upscale and regional malls and urban retail centers	1,570
Easy Spirit	57	Primarily Easy Spirit	Upscale and regional malls and urban retail centers	1,394
Stuart Weitzman	35	Stuart Weitzman	Upscale and regional malls and urban retail centers	1,760
ShoeWoo	8	Various	Urban retail locations	2,552

        Outlet Stores. At December 31, 2011, we operated a total of 448 outlet stores. Our shoe stores focus on breadth of product line, as well as value pricing, and offer a distribution channel for our residual inventories. The majority of the shoe stores' merchandise consists of new production of current and proven prior season's styles, with the remainder of the merchandise consisting of discontinued styles from our specialty retail footwear stores and wholesale divisions. The apparel stores focus on breadth of product line and value pricing. In addition to our brand name merchandise, these stores also sell merchandise produced by our licensees.

        The following table summarizes selected aspects of our outlet stores at December 31, 2011.

Store type	Number of locations	Brands offered	Type of locations	Average store size (sq. ft.)
Nine West	156	Primarily Nine West	Manufacturer outlet centers	2,845
Jones New York	121	Primarily Jones New York	Manufacturer outlet centers	3,841
Easy Spirit	93	Primarily Easy Spirit	Manufacturer outlet centers	3,387
Kasper	76	Primarily Kasper and Le Suit	Manufacturer outlet centers	2,653
Stuart Weitzman	2	Stuart Weitzman	Manufacturer outlet centers	1,900

        Internet. At December 31, 2011, we operated e-commerce web sites at www.jny.com, www.ninewest.com, www.easyspirit.com, www.stuartweitzman.com, www.anneklein.com and www.rachelroy.com. Through these web sites, we market either footwear and accessories, apparel or a combination of these products, primarily under their respective brand names. The selection of products is substantially consistent with the product offerings in our applicable corresponding retail store concepts. Our e-commerce systems allow us to fulfill customer orders from inventory at our retail store locations if the items are not available at our distribution center.

International Retail

        We market apparel, footwear and accessories directly to consumers through our specialty retail stores operating in malls and urban retail centers, our various value-based ("outlet") stores located in major retail locations, through concessions located in department stores and through a number of airports in the United Kingdom and Ireland. We regularly evaluate both the opportunities for new locations and the results of underperforming locations for possible modifications or closures.

        We began 2011 with 44 retail locations, added 197 with the acquisition of Kurt Geiger (of which 147 were concession locations), added 58 concession locations for our new Spanish retail business and opened a net 16 additional locations during the year to end the year with 315 locations.

        Retail Stores. At December 31, 2011, we operated a total of 66 specialty retail stores and 39 outlet stores. These stores sell either footwear and accessories or apparel (or a combination of these products) primarily under their respective brand names.

        The following table summarizes selected aspects of our retail stores at December 31, 2011.

Store type	Number of locations	Brands offered	Countries of Operation	Average store size (sq. ft.)
Kurt Geiger	51	Primarily Kurt Geiger, KG and Carvela	United Kingdom, Ireland	1,821
Stuart Weitzman	7	Stuart Weitzman	France, Italy, Monaco, Spain	1,230
Kurt Geiger Outlet	5	Primarily Carvela and KG	United Kingdom	1,530
Specialty Apparel	4	Various	Canada	4,603
Nine West	4	Primarily Nine West	United Kingdom	1,303
Outlet Apparel	34	Various	Canada	3,855

        Concessions. At December 31, 2011, we operated a total of 210 concession locations, which are located within department stores in Europe. The concession locations focus on breadth of product line. In addition to our brand name merchandise, certain stores also sell merchandise produced by other manufacturers.

        The following table summarizes selected aspects of our concession locations at December 31, 2011.

Concession type	Number of locations	Products offered	Countries of Operation	Average store size (sq. ft.)
Kurt Geiger	151	Multibranded footwear and accessories	United Kingdom, Ireland, Italy, France	1,793
Jones New York	58	Apparel and costume jewelry	Spain	909
Stuart Weitzman	1	Footwear and accessories	France	290

        Other. We also have Nine West, Enzo Angiolini, AK Anne Klein, Easy Spirit, Stuart Weitzman and Kurt Geiger retail locations operated by licensees throughout the world. For more information, see "Licensing of Company Brands."

        Internet. At December 31, 2011, we operated e-commerce web sites at www.kurtgeiger.com, www.ninewest.co.uk and www.shoeaholics.com, in addition to websites operated by various concessions. Through these web sites, we market either footwear and accessories, apparel or a combination of these products, primarily under their respective brand names. The selection of products is substantially consistent with the product offerings in our applicable corresponding retail store concepts. Our e-commerce systems allow us to fulfill customer orders from inventory at our retail store locations if the items are not available at our distribution center.

Licensed Brands

        We have an exclusive license to produce, market and distribute costume jewelry in the United States, Canada, Mexico and Japan under the Givenchy trademark pursuant to an agreement with Givenchy which expires on December 31, 2012 (the parties are currently discussing a further renewal). The agreement requires us to pay a percentage of net sales against guaranteed minimum royalty and advertising payments as set forth in the agreement.

        We had an exclusive license to produce and sell women's footwear under the Dockers® and Dockers® Women trademarks in the United States (including its territories and possessions) pursuant to an agreement with Levi Strauss & Co. The agreement, which expired on December 31, 2011, required us to pay a percentage of net sales against guaranteed minimum royalty and advertising payments as set forth in the agreement.

        We have an exclusive, worldwide license with Rachel Roy IP Company, LLC, a limited liability company in which we own a fifty percent interest, to design, develop, produce and distribute women's apparel, footwear, handbags, small leather goods and costume jewelry under the Rachel Roy and RR & Design trademarks and variations and derivatives thereof including Rachel Rachel Roy. The agreement, which remains in force as long as we remain in business and continue to utilize the rights granted to us thereunder, requires us to pay a percentage of net sales as royalty payments as set forth in the agreement.

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

        We had an exclusive licensing and distribution agreement with G-III Apparel Group, Ltd. ("G-III") to design, develop, produce and distribute men's jeans, casual pants, shorts, jackets, woven and knit tops, t-shirts and sweaters in the United States and its territories and possessions, including Puerto Rico, under the Andrew Marc, Marc New York and Marc Moto, A Rebel Division of Andrew Marc trademarks. The agreement, which was set to expire on December 31, 2015, required us to pay a percentage of net sales against guaranteed minimum royalty and pooled marketing fee payments as set forth in the agreement. This agreement was terminated in 2011.

        We have an exclusive licensing and distribution agreement with BKA International, Inc. ("BKA") to design, develop, produce and distribute footwear and accessory products in the United States and its territories and possessions, including Puerto Rico, and Canada under the B Brian Atwood trademark. The agreement, which expires on December 31, 2016, requires us to pay a percentage of net sales against guaranteed minimum royalty and creative director fees as set forth in the agreement. The agreement contains a renewal option under certain conditions through December 31, 2021.

        We had an exclusive licensing and distribution agreement with Sanctuary Clothing, Inc. ("Sanctuary") to design, develop, produce and distribute ready-to-wear women's clothing in the United States under the Live Life by Sanctuary trademark for sale exclusively to Sears and Sears.com. The agreement, which was set to expire on December 31, 2013, required us to pay a percentage of net sales as set forth in the agreement. No minimum payments were required under this agreement. This agreement was terminated in 2011.

        We have an exclusive licensing and distribution agreement with Rafe IP Holdings LLC ("Rafe"), a company affiliated with one of our employees, to design, develop, produce and distribute women's footwear, handbags, small leather goods and jewelry in the United States, Australia, Canada, Japan, the Philippines, Singapore and Korea under the Rafe and Rafe New York trademarks. The agreement, which expires on December 31, 2016, requires us to pay a percentage of net sales as set forth in the agreement. The agreement contains renewal options under certain conditions through December 31, 2026.

        We have an exclusive license to design, develop, produce and distribute footwear worldwide under the French Connection trademark pursuant to an agreement with French Connection Limited ("French Connection"), which expires on December 31, 2012. The agreement requires us to pay a percentage of net sales against guaranteed minimum royalty payments as set forth in the agreement.

        We have an exclusive license to design, develop, produce and distribute footwear worldwide under the Lipsy trademark pursuant to an agreement with Lipsy Limited ("Lipsy"), which expires on March 18, 2015. The agreement requires us to pay a percentage of net sales against guaranteed minimum royalty payments as set forth in the agreement.

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

        In accordance with standard industry practices for licensed products, we have the right to approve the concepts and designs of all products produced and distributed by our licensees. VCJS, French Connection and Lipsy have the right to approve the concepts and designs of all products produced and distributed for the Jessica Simpson, French Connection and Lipsy product lines, respectively. Similarly, Givenchy BKA and Rafe also provide design services to us for our licensed products and have the right to approve our designs for the Givenchy, B Brian Atwood and Rafe product lines, respectively.

Purchasing, Manufacturing and Quality Control

Apparel

        Apparel sold by us is produced in accordance with our design, specification and production schedules through an extensive network of independent factories located throughout the world, primarily in Asia, with additional production located in the Middle East and Africa. Nearly all our apparel products were manufactured outside North America during 2011. Our apparel products are manufactured according to plans prepared each year which reflect prior years' experience, current fashion trends, economic conditions and management estimates of a line's performance.

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

        For our sportswear and jeanswear businesses, we occasionally supply the raw materials to our manufacturers. Otherwise, the raw materials are purchased directly by the manufacturer in accordance with our specifications. Raw materials, which are in most instances made and/or colored especially for us, consist principally of piece goods and yarn and are purchased by the factories from a number of domestic and foreign textile mills and converters.

        Our primary raw material in our jeanswear business is denim, which is primarily purchased from leading mills located in the Pacific Rim and sub-continent. Denim purchase commitments and prices are negotiated on a regular basis. We perform our own extensive testing of denim, cotton twill and other fabrics to ensure consistency and durability.

        We do not have long-term arrangements with any of our suppliers. We have experienced little difficulty in satisfying our raw material requirements and consider our sources of supply adequate. Our products have historically been purchased from foreign manufacturers in pre-set United States Dollar prices. To date, we generally have not been materially adversely affected by fluctuations in exchange rates. However, volatility of the United States Dollar against major world currencies, coupled with higher labor and raw material costs being experienced by some of our foreign manufacturers, primarily in China, could cause our manufacturing costs to fluctuate significantly.

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

        We believe that the quality and cost of products manufactured by our apparel suppliers provide us with the ability to remain competitive. We have historically experienced little difficulty in satisfying finished goods requirements, and we consider our source of supplies adequate.

Footwear and Accessories

        To provide a steady source of inventory, we rely on long-standing relationships with manufacturers in Asia and Europe. We work primarily through independent buying agents for footwear and jewelry and primarily through our own offices for handbags and small leather goods. We do not have formal purchase agreements with any of our manufacturers. Allocation of production among our manufacturing resources is determined based upon a number of factors, including manufacturing capabilities, delivery requirements and pricing.

        During 2011, nearly all our footwear products (excluding Stuart Weitzman, Kurt Geiger and B Brian Atwood) were manufactured by independent footwear manufacturers located in Asia (primarily China).

Stuart Weitzman products and Kurt Geiger and B Brian Atwood footwear products are primarily manufactured in both independent and related factories in Europe, primarily in Spain and Italy. The majority of other Kurt Geiger footwear products (Carvela, KG and Miss KG), purchased from third-party manufacturers, are primarily manufactured in Asia or South America (primarily Brazil). Our handbags and small leather goods are sourced through our own buying office in China, which utilizes independent third party manufacturers also located primarily in China. Our products have historically been purchased in pre-set United States Dollar prices, although Stuart Weitzman products are primarily purchased in Euros, and Kurt Geiger products are purchased in a combination of Pounds and Euros, in addition to U.S. Dollars. To date, we generally have not been materially adversely affected by fluctuations in exchange rates. However, volatility in the exchange rates between the United States Dollar and these currencies could cause our manufacturing costs to fluctuate significantly.

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

        We believe that our relationships with our Chinese, European and South American manufacturers provide us with a responsive and adequate source of supply of our products. We also believe that purchasing a significant percentage of our products through independent third-party manufacturers allows us to maximize production flexibility while limiting our capital expenditures, work-in-process inventory and costs of managing a larger production work force. Because of the footwear manufacturing techniques used by our manufacturers, individual production lines can be quickly changed from one style to another, and production of certain styles can be completed in as few as four hours, from uncut leather to boxed footwear.

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

        Our jewelry products are manufactured primarily by independently-owned jewelry manufacturers in Asia. Sourcing the majority of our products from third-party manufacturers enables us to better control costs and avoid significant capital expenditures, work in process inventory, and costs of managing a larger production workforce. Our products have historically been purchased from Asian manufacturers in pre-set United States Dollar prices. To date, we generally have not been materially adversely affected by fluctuations in exchange rates. However, volatility in the exchange rates between the United States Dollar against major world currencies, coupled with higher labor and raw material costs being experienced by some of our foreign manufacturers, primarily in China, could cause our manufacturing costs to fluctuate significantly.

        Forecasts for basic jewelry products are produced on a rolling 12-week basis and are adjusted based on point of sale information from retailers. Manufacturing of fashion jewelry products is based on marketing forecasts and sales plans; actual orders are received several weeks after such forecasts are produced.

        We believe that the quality and cost of products manufactured by our footwear and accessories suppliers provide us with the ability to remain competitive. We have historically experienced little difficulty in satisfying finished goods requirements, and we consider our source of supplies adequate. We have had long-term mutually satisfactory business relationships with many of our contractors and agents but do not have long-term written agreements with any of them.

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

        Because our foreign manufacturers are located at significant geographic distances from us, we are generally required to allow greater lead time for foreign orders, which reduces our manufacturing flexibility. Foreign imports are also affected by the high cost of transportation into the United States and the effects of fluctuations in the value of the U.S. Dollar against foreign currencies in certain countries.

        In addition to the factors outlined above, our future import operations may be adversely affected by political instability resulting in the disruption of trade from exporting countries and restrictions on the transfer of funds.

Marketing

        Our ten largest customer groups, principally department stores, accounted for approximately 50% of gross revenues in 2011. Macy's, Inc. ("Macy's"), our largest customer in 2011, accounted for 19% of our 2011 gross revenues.

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

        We believe retail demand for our products is enhanced by our ability to provide our retail accounts and consumers with knowledgeable sales support. In this regard, we have an established program to place retail sales specialists in many major department stores for many of our brands, including Jones New York, Jones New York Sport, Jones New York Signature, Kasper, Anne Klein, Stuart Weitzman and Jessica Simpson. These individuals have been trained by us to support the sale of our products by educating other store personnel and consumers about our products and by coordinating our marketing activities with those of the stores. In addition, the retail sales specialists provide us with firsthand information concerning consumer reactions to our products. In addition, we have a program of designated sales personnel in which a store agrees to designate certain sales personnel who will devote a substantial portion of their time to selling our products in return for certain benefits.

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

        We work closely with our wholesale jewelry customers to create long-term sales programs, which include choosing among our diverse product lines and implementing sales programs at the store level. A team of sales representatives and sales managers monitors product performance against plan and is responsible for inventory management, using point-of-sale information to respond to shifts in consumer preferences. Management uses this information to adjust product mix and inventory requirements. In addition, field merchandising associates recommend how to display our products, assist with merchandising displays and educate store personnel about us and our products. Retailers are also provided with customized displays and store-level merchandising designed to maximize sales and inventory turnover. By providing retailers with in-store product management, we establish close relationships with retailers, allowing us to maximize product sales and increase floor space allocated to our product lines. We have also placed retail sales specialists in major department stores to support the sale of our jewelry products.

Advertising and Promotion

        We employ a cooperative advertising program for our branded products, whereby we share the cost of certain wholesale customers' advertising and promotional expenses in newspapers, magazines, digital and other media up to either a preset maximum percentage of the customer's purchases or an agreed-upon rate of contribution. An important part of the marketing program includes prominent displays of our products in wholesale customers' fashion catalogs as well as in-store shop displays.

        We have multi-dimensional advertising campaigns (comprised of print, outdoor, digital, social, video and event-based strategies) for Jones New York, Nine West (including a dedicated advertising campaign for Nine West Vintage America Collection), l.e.i., Anne Klein, Rachel Roy, B Brian Atwood, Stuart Weitzman and Kurt Geiger.

Jones New York

        In 2011, Jones New York continued the Empowering Your Confidence campaign, which celebrates the brand's 40 year legacy of dressing women for success. The Empowering Your Confidence campaign is inspired by and captures, through imagery and video, the tremendous impact working women have had on all aspects of American life. The campaign includes multi-faceted initiatives in media, networking and philanthropy with national and local components.

        The Spring and Fall 2011 national advertising campaigns, shot by Peter Lindbergh, featured top models including Patti Hansen, Julia Stegner, Hilary Rhoda and Elaine Irwin, and focused on wardrobe classics - the White Shirt and the Broadway Blazer. The Spring campaign also featured a regional Power Women of D.C. initiative, which highlighted five prominent local, successful women in their respective workplaces. Photographed by Norman Jean Roy, the campaign featured continuing Brand Ambassador Dee Dee Myers, as well as Executive Vice President of Patient Care at The Children's Hospital Nellie Robinson, Emmy Award winning journalist Sheila Brooks and Georgetown Cupcake's Sophie LaMontagne and Katherine Kallinis. Jones New York sought out women to feature in this campaign who have built, created, and nurtured businesses, ideas, and people - the embodiment of empowerment and confidence.

        The Jones New York 2011 Empowering Your Confidence platform was multi-dimensional. Images and communications appeared in national newspapers and magazines, including Vogue, Elle, InStyle, The New York Times, The Washington Post and Women's Wear Daily, on New York City and Washington D.C. taxi tops, Taxi TV and bus shelters, on prominent billboards in New York City, as well as on web sites including HuffingtonPost.com, Monster.com and USAToday.com.

        The 2011 phase of the Empowering Your Confidence campaign also featured several multi-faceted initiatives.

  Dee Dee Myers continued her role as the national ambassador for the Empowering Your Confidence campaign by serving as the editor for The Little Black Book of Career Advice, writing journal entries for JNY.com about empowerment themes and mentoring JNY Empowerment Fund winners. Ms. Myers also hosted the second annual Jones New York Power Lunch in Washington, D.C., where Jones New York awarded the second round of Empowerment Fund grants, spent a day with grant winners and gave the women insight and advice to help guide their projects.

  The Empowerment Fund continued to award monetary grants as a catalyst to help women reach their personal, professional, and community goals. Six women from the Washington, D.C. area joined the original class of nine women from the New York area. Grants totaling $30,000 were given to members of the Washington, D.C. class, whose business initiatives ranged from creating a learning-friendly mobile application for children to a community exercise program, to a website designed to help disadvantaged residents of a county find affordable healthcare options. Dress for Success and Ladies That Launch are both partners in this initiative. JNY.com features videos of the Empowerment Fund winners telling their stories. A dedicated print campaign was also launched in magazines (including Real Simple, Elle and More) to support the Empowerment Fund initiatives.

  The Little Black Book of Career Advice continued to gain momentum. Originally launched with over 100 quotes of career wisdom from influential women, the book was re-developed to allow all women to upload their pictures and quotes to continue to build a dynamic, socially interactive and shareable digital book.

  Our Jones New York outlet locations continue to be a testing and development ground for new brand strategies as we look for new opportunities and ways to express the JNY System of Dressing. We embarked on an enhanced visual campaign for the outlets - both in-store and in window displays. Window visuals highlighted a specific key classic item each month with a coordinating in-store campaign showing customers "7 Ways To Wear" that item.

Rachel Roy

        In 2011, the Rachel Roy brand continued to gain significant momentum at all levels. Rachel Roy continues to be a style muse and influencer and is regularly featured on blogs and in magazines for both her designs and personal style choices. Celebrities continue to wear both Rachel Roy and Rachel Rachel Roy products and are featured frequently in magazines such as People, US Weekly and Life & Style. Fans include celebrities and performers such as Sheryl Crow, Halle Berry, Gwyneth Paltrow, Jessica Alba, Sarah Jessica Parker, Jennifer Garner, Molly Sims and Selma Blair, as well as First Lady Michelle Obama.

        In 2011, Rachel Roy was the Red Carpet style host for EXTRA TV for the Academy Awards. In addition, Rachel Roy was named a columnist for InStyle magazine, answering readers' questions on fashion and style. She also joined The Huffington Post as a contributor, penning articles on topics such as entrepreneurship and philanthropy.

        The Rachel Roy designer brand hosted the 2011 Young Fellows Ball at The Frick Collection to continue to support the arts and partnered with Vogue magazine on the Runway To Green initiative to bring attention to the use of sustainable materials in design. Rachel Roy also filmed and edited a documentary capturing the preparation and showing of her Spring 2012 line at September's Fashion Week, which premiered exclusively on AOL.com.

        During 2011, Rachel Roy continued her cultural collaborations that paired the Rachel Roy brand with unique partners to help create innovative product and content for the brand. The Spring collaboration featured professional surfer Karina Petroni and a capsule collection of three footwear styles inspired by Ms. Petroni's favorite surf spots. The Fall collaboration featured NBA basketball star Amar'e Stoudemire and casual, cool, courtside chic items such as letterman's jackets, basketball inspired tees and sweatshirts, and leather shorts. Rachel Roy and Amar'e Stoudemire made personal appearances together at Macy's Herald Square during Fashion's Night Out 2011 to support the collection.

        Rachel Roy continued her Kindness Is Always Fashionable philanthropic platform by creating two limited edition totes to help disaster relief. In response to the devastating Pakistan floods, Ms. Roy enlisted celebrity friends including Jay-Z and Oprah Winfrey to sign a tote, from which a portion of profits were donated to UNICEF to aid in the relief. After the earthquake and tsunami in Japan, Ms. Roy created another limited edition tote, with proceeds donated to Global Giving. In the latter part of 2011, Ms. Roy traveled to Haiti with Macy's Chairman Terry Lundgren and Martha Stewart to partner with Haitian artisans to bring to market a three-piece jewelry capsule collection for holiday gift giving. This capsule collection creates jobs for artisans in Haiti, and its special packaging helps tell the artisans' stories. Rachel Roy also filmed and edited a five-minute award-winning film entitled "Move," featuring dancers moving in items from the Spring 2012 Rachel Roy lookbook.

Nine West

        During 2011, the Nine West brand continued its focus on permeating cool, culturally relevant niches with the introduction of the Shoelaborations initiative, a program of design collaborations with talented designers, artists and musicians which brings emerging talent and product innovations into the market. Partnerships with designers Sophie Theallet and Giles Deacon kicked off the program.

        The casual lifestyle Nine West Vintage America Collection brand was supported through a collaboration with Karen Elson (model, fashion muse and musician), continuing the brand's connection with the music culture. A print and online campaign featured the collection created by Ms. Elson in both traditional magazines such as Vogue, as well as independent books such as V Paper and Interview. During Fashion Week, the brand hosted a musical performance at Beauty & Essex, with a pop up shop to generate buzz, sales and donations to the charity Soles4Souls. The brand also benefitted from an integrated and high profile intensification program at the Bon-Ton Stores with tagged ads, events, in-store visual outposts, a "text to win" campaign and online media.

B Brian Atwood

        Awarded the 2011 Footwear Launch of the Year award by Footwear News, the B Brian Atwood collection has developed a sizeable viral social following through Internet videos, such as the "Vibrant Tears Killer Heels" video released in November 2011.

Stuart Weitzman

        In September 2011, Stuart Weitzman engaged LIPMAN, the New York advertising agency known for its work with noted luxury and fashion brands, which started work on a brand positioning/creative concept that will begin with the Spring/Summer 2012 campaign and will build over the course of the next several seasons. It is designed to move the brand profile from that of a great shoemaker to an internationally desired name in the entry price point to luxury retail. We believe this strategic new partnership will be key in bringing to life a visual platform and articulating a powerful, engaging and emotionally resonant vision for the future.

        The new visual advertising campaign by renowned Peruvian fashion and celebrity photographer Mario Testino features Vogue cover model and actress Natalia Vodianova and will run in the U.S., Italy, France, Spain and Asia, on billboards in Los Angeles, New York and Miami, and on kiosks in Paris during Fashion Week.

        Other domestic advertising channels include event strategies in major markets that utilize magazine partners to generate buzz with social influencers and the media. Internationally, catalogues presenting trend selections are mailed to select mailing lists and existing clients.

Kurt Geiger

        Key elements of Kurt Geiger's 2011 marketing strategy included prominent advertising campaigns in the United Kingdom national press and fashion magazines and innovative in-store displays. Kurt Geiger maintains a long-term partnership with Conde Nast UK and was the exclusive sponsor of the Vogue AW 2011 Catwalk Guide and GQ Men's Shoe Guide.

        Additionally, in 2011 Kurt Geiger launched "Everything But The Dress" (EBTD) to incorporate a contemporary accessories line into the product range. With conceptual advice from European creative agency Saturday, the advertising campaign features supermodel Anja Rubik, who has previously appeared in advertising campaigns for leading global designers (including Givenchy, Christian Dior and Chanel). Kurt Geiger's in-house public relations creative team oversaw the conception and execution of the EBTD window re-design in free-standing stores and implementation of new media tactics, such as blogging and digital advertising, in order to amplify the impact of the project.

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

Backlog

        We had unfilled customer orders of approximately $1.0 billion at December 31, 2011 and $1.2 billion at December 31, 2010. These amounts include both confirmed and unconfirmed orders which we believe, based on industry practice and past experience, will be largely confirmed. The amount of unfilled orders at a particular time is affected by a number of factors, including the mix of product, the timing of the receipt and processing of customer orders and scheduling of the manufacture and shipping of the product, which in some instances is dependent on the desires of the customer. Backlog is also affected by a continuing trend among customers to reduce the lead time on their orders. Due to these factors, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

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

        The following table sets forth information with respect to select aspects of our licensing business:

Brand	Category
Jones New York	Men's Belts, Small Leather Goods (U.S.)
Men's Belts, Small Leather Goods (Canada)
Men's Neckwear (Canada)
Men's Neckwear (U.S.)
Men's Sportswear, Sweaters, Knit Shirts, Woven Shirts, Finished Bottom Slacks and Outerwear (Canada)
Men's Tailored Clothing, Dress Shirts, Outerwear, Dress Slacks (Canada)
Men's Sleepwear (Canada)
Men's Tailored Clothing, Formal Wear (U.S., Mexico, Philippines)
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
   El Salvador, Finland, France, French Guiana, Guatemala, Honduras, Indonesia, Ireland, Israel, Jamaica,
   Korea, Kuwait, Lebanon, Mexico, Netherlands Antilles, New Zealand, Nicaragua, Norway, Panama,
   Paraguay, Peru, Philippines, Qatar, Russia, Saudi Arabia, South Africa, Suriname, Sweden, Thailand,
   Trinidad, Turkey, United Arab Emirates, Uruguay, Venezuela)
Women's Costume Jewelry (Canada)
Women's Swimwear (U.S.)
Women's Legwear (U.S.)
Women's Leather Outerwear (U.S., Mexico)
Women's Outerwear, Rainwear (U.S., Mexico, Spain)

Brand	Category
Women's Wool Coats (U.S., Mexico, Spain)
Women's Outerwear, Wool Coats, Rainwear (Canada)
Women's Scarves, Wraps (U.S., Canada, Bermuda, Mexico, Spain)
Women's Sleepwear, Loungewear, Daywear, Foundations (U.S., Canada, Bermuda, Mexico)
Women's Sunglasses (U.S., Canada)
Women's Umbrellas, Rain Accessories (U.S.)
Retail rights for Women's Apparel (Saudi Arabia)
Albert Nipon	Men's Tailored Clothing (U.S.)
Evan-Picone	Men's Tailored Clothing (U.S.)
Energie	Men's Denim, Sportswear and Footwear (U.S.) Boys' Denim and Sportswear (4-6x and 8-20) (U.S.)
Gloria Vanderbilt	Handbags (U.S.) Intimate Apparel, Sleepwear (U.S.)
GLO Jeans	Junior Footwear (U.S.) Junior Handbags (U.S.)
GRANE	Junior Outerwear (U.S.)
Joan & David	Manufacturing and Retail Distribution Rights for Apparel, Footwear, Handbags (China, Hong Kong, Korea, Macau, Malaysia, Philippines, Singapore, Taiwan, Thailand)
Easy Spirit	Slippers (U.S., Canada)
Stuart Weitzman	Children's Footwear (U.S., Hong Kong, Italy, Spain, Germany, Croatia, Greece, Austria, Bahrain, Dubai, Indonesia, United Kingdom, Russia) Stuart Weitzman footwear and accessories (Canada)
Nine West	Belts (U.S., Canada, Bermuda, Mexico, Spain)
Casual Legwear (U.S., Canada)
Gloves, Cold Weather Accessories (U.S., Canada)
Hats (U.S., Canada)
Leather, Wool, Casual Outerwear, Rainwear (U.S., Canada, Spain)
Optical Eyewear (U.S., Canada, China, Mexico)
Optical Eyewear (U.S., Canada, Mexico, Rest of the World)(launch 2012)
Ophthalmic Eyewear (U.S., Canada, Mexico, Rest of the World)
Sunglasses (U.S., Canada, Spain)
Fragrance (Worldwide)
Women's Sneakers (U.S.)
Children's Footwear (U.S.)
Manufacturing and Wholesale and Retail Distribution Rights for Apparel, non-exclusive retail rights for Belts,
   Cold Weather Accessories, Hats, Luggage, Sunglasses, Coats, Legwear, Scarves, as well as Sleepwear,
   Swimwear, Fragrances and Cosmetics if such items are made available in the Territory, Footwear,
   Handbags, Jewelry & non-exclusive retail rights for Watches (China, Hong Kong, Macau, Malaysia,
Singapore, Taiwan, Thailand)
Nine & Co.	Intimate Apparel, Sleepwear (U.S.) Sunglasses (U.S.)
Anne Klein New York and AK Anne Klein	Belts (U.S., Canada, Mexico, Bermuda)
Home Sewing Patterns (Worldwide)
Hosiery, Casual Legwear (U.S., Canada)
Outerwear, Wool Coats, Leather Outerwear, Rainwear (U.S., Canada)
Scarves, Cold Weather Accessories, Gloves (U.S., Canada, Bermuda)
Sleepwear, Loungewear (U.S., Canada)
Luggage (U.S., Canada, Bermuda, Mexico, United Kingdom)
Sunglasses, Optical Eyewear (Worldwide)
Watches (Worldwide)
Manufacturing and Wholesale and Retail Distribution Rights for Apparel (Japan)
Retail and Wholesale Distribution Rights for Handbags, non-exclusive retail rights for Footwear (Japan)

Brand	Category
Sublicensed Wholesale and Retail Distribution Rights for Jewelry (Japan)
Manufacturing and Wholesale and Retail Distribution Rights for Apparel, Handbags and Accessories,
   non-exclusive retail rights for Footwear (Korea)
Manufacturing and Wholesale Distribution rights for Scarves, Handkerchiefs, Cold Weather Accessories &
   Umbrellas (Korea)
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
   Singapore, Taiwan, Thailand)
Retail Distribution Rights for Apparel, Belts, Scarves, Sleepwear and Socks, non-exclusive rights for Footwear,
Handbags, Small Leather Goods, Eyewear, Jewelry & Watches (Philippines)
Anne Klein Coat	Outerwear, Wool Coats, Leather Outerwear, Rainwear (U.S., Canada)
International footwear and accessories retail/wholesale distribution	Nine West and Enzo Angiolini retail locations (Bahrain, Kuwait, Oman, Jordan, Pakistan, Qatar, the United
   Arab Emirates) and AK Anne Klein retail locations and wholesale distribution rights for AK Anne Klein footwear and accessories (Bahrain, Kuwait, Oman, Qatar, the United Arab Emirates)
Nine West and AK Anne Klein retail locations (Saudi Arabia, Lebanon, Egypt)
Nine West retail locations and wholesale distribution rights for Nine West, AK Anne Klein, Enzo Angiolini,
   Bandolino and Easy Spirit footwear and accessories and AK Anne Klein, Circa Joan & David, Sam &
   Libby and Mootsies Tootsies footwear (Belize, Costa Rica, El Salvador, Guatemala, Honduras,
   Nicaragua, Panama)
Nine West retail locations and wholesale distribution rights for Nine West, Anne Klein, Enzo Angiolini,
   Bandolino and Easy Spirit footwear and accessories and AK Anne Klein, Circa Joan & David, Sam &
   Libby and Mootsies Tootsies footwear (Colombia, Ecuador, Venezuela, the Dominican Republic, French
   Guiana, Guyana, Suriname, the Caribbean Islands)
Nine West and AK Anne Klein retail locations and wholesale distribution rights for Nine West and AK Anne
   Klein footwear and accessories (Greece, Bulgaria, Cyprus, Malta)
Nine West retail locations and wholesale distribution rights for Nine West footwear and accessories (Chile,
   Peru, Uruguay) and wholesale distribution rights for Enzo Angiolini footwear and accessories (Chile)
Nine West, Enzo Angiolini, NW Nine West and Easy Spirit retail locations and wholesale distribution rights for Nine West, Enzo Angiolini, NW Nine West and Easy Spirit footwear and accessories (Hong Kong,
   Indonesia, Japan, Korea, Macau, Malaysia, the People's Republic of China, the Philippines, Singapore,
   Taiwan, Thailand, Vietnam, Cambodia)
Nine West retail locations and wholesale distribution rights for Nine West footwear and accessories (South
   Africa)
Nine West, AK Anne Klein, Enzo Angiolini and Westies retail locations, wholesale distribution rights for
   Nine West footwear and accessories and Nine West Vintage America, Nine & Co, Enzo Angiolini, Westies
   and AK Anne Klein footwear, and manufacturing rights for Westies footwear (Mexico)
Retail locations for Nine West (Turkey, Romania, Kazakhstan, Azerbaijan, Ukraine), AK Anne Klein (Turkey)
   and Enzo Angiolini (Turkey) and wholesale distribution rights for Nine West, Enzo Angiolini, Circa Joan &
   David, Boutique 9 and AK Anne Klein footwear (Turkey)
Nine West, AK Anne Klein and Easy Spirit retail locations and wholesale distribution rights for Nine West,
   AK Anne Klein and Easy Spirit footwear and accessories (Israel)
Nine West retail locations, wholesale distribution rights for Nine West, Enzo Angiolini, Easy Spirit,
   Bandolino, Nine & Co. and Westies footwear and accessories and AK Anne Klein, Circa Joan & David,
Joan & David, B. Atwood, Sam & Libby and Mootsies Tootsies footwear (Canada)

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
Nine West retail locations (India)
Wholesale distribution rights for Nine West, Napier and AK Anne Klein costume jewelry (Canada)
Stuart Weitzman retail locations and wholesale distribution rights for Stuart Weitzman footwear and accessories (Sydney, Melbourne and Brisbane, Australia)
Stuart Weitzman retail locations and wholesale distribution rights for Stuart Weitzman footwear and accessories (Canada)
Stuart Weitzman retail locations and wholesale distribution rights for Stuart Weitzman footwear and accessories (Beijing, China)
Stuart Weitzman retail locations and wholesale distribution rights for Stuart Weitzman footwear and accessories (Hong Kong and Singapore)
Stuart Weitzman retail locations and wholesale distribution rights for Stuart Weitzman footwear and accessories (Qatar)
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
Stuart Weitzman retail location and wholesale distribution rights for Stuart Weitzman footwear and accessories (Capri, Italy)
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
Stuart Weitzman retail location and wholesale distribution rights for Stuart Weitzman footwear and accessories (Korea)
Kurt Geiger retail locations (The United Arab Emirates, Qatar, Bahrain, Kuwait)
Kurt Geiger, KG and Carvela retail and wholesale distribution rights (The United Arab Emirates,
   Qatar, Bahrain, Kuwait)
Miss KG wholesale distribution rights (The United Arab Emirates, Qatar, Bahrain, Kuwait)
Kurt Geiger retail locations (Turkey)
Kurt Geiger, KG and Carvela retail and wholesale distribution rights (Turkey)
Miss KG wholesale distribution rights (Turkey)
Kurt Geiger retail locations (Russia)
Kurt Geiger, KG and Carvela retail and wholesale distribution rights (Russia)

Brand	Category
Miss KG wholesale distribution rights (Russia)
Kurt Geiger retail locations (Lebanon)
Kurt Geiger, KG and Carvela retail and wholesale distribution rights (Lebanon)
Miss KG wholesale distribution rights (Lebanon)

Investment in GRI

        On June 20, 2008, we acquired a 10% equity interest in GRI, an international accessories and apparel brand management and retail-distribution network, for $20.2 million. On June 24, 2009, we increased our equity interest to 25% for an additional $15.2 million. The selling shareholders of GRI are entitled to receive an additional cash payment equaling 60% of the amount of GRI's fiscal year 2011 net income that exceeds a certain threshold. GRI, which (including its franchisees) operates approximately 1,100 points of sale in 13 Asian countries, is the exclusive licensee of several of our brands in Asia, including Nine West, Anne Klein New York, AK Anne Klein, Easy Spirit, Enzo Angiolini and Joan & David. GRI also distributes other women's apparel, shoes and accessory brands.

Trademarks

        We utilize a variety of trademarks which we own, including Nine West, Jones New York, Jones New York Signature, Jones New York Sport, Jones New York Jeans, Jones Wear, Evan-Picone, Erika, Energie, Easy Spirit, Enzo Angiolini, Bandolino, Nine & Co., Westies, Pappagallo, Joan & David, Mootsies Tootsies, Sam & Libby, Napier, Judith Jack, Gloria Vanderbilt, GLO, l.e.i., Anne Klein, Anne Klein New York, AK Anne Klein, Kasper, Le Suit, Grane, Boutique 9, Stuart Weitzman, Kurt Geiger, KG, Miss KG, Carvela, Robert Rodriguez and Robbi & Nikki. We have registered or applied for registration for these and other trademarks for use on a variety of items of apparel, footwear, accessories and/or related products and, in some cases, for retail store services, in the United States and certain other countries. The expiration dates of the United States trademark registrations for our material registered trademarks are as follows, with our other registered foreign and domestic trademarks expiring at various dates through 2025. Certain brands such as Jones New York are sold under several related trademarks; in these instances, the range of expiration dates is provided. All marks are subject to renewal in the ordinary course of business if no third party successfully challenges such registrations and, in the case of domestic and certain foreign registrations, applicable use and related filing requirements for the goods and services covered by such registrations have been met.

Trademark	Expiration Dates	Trademark	Expiration Dates	Trademark	Expiration Dates
Jones New York	2012-2021	Nine & Co.	2012-2013	Kasper	2018-2021
Jones New York Sport	2013	Napier	2019	Le Suit	2018
Evan-Picone	2013-2018	Judith Jack	2012-2020	Joan & David	2012-2019
Nine West	2012-2021	Energie	2015-2019	Mootsies Tootsies	2013-2020
Easy Spirit	2013-2020	Gloria Vanderbilt	2012-2020	Sam & Libby	2013-2020
Enzo Angiolini	2015-2020	l.e.i.	2012-2020	Stuart Weitzman	2013-2020
Bandolino	2014-2021	Anne Klein	2012-2021	Robert Rodriguez	2018

        We carefully monitor trademark expiration dates to provide uninterrupted registration of our material trademarks. We also license the Givenchy, Rachel Roy, Rachel Rachel Roy, Jessica Simpson, B Brian Atwood, Rafe, Rafe New York, French Connection and Lipsy trademarks (see "Licensed Brands" above).

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

Employees

        At December 31, 2011, we had approximately 6,690 full-time employees, consisting of approximately 5,300 in the U.S. and approximately 1,390 in foreign countries. This total includes approximately 2,270 in quality control, production, design and distribution positions, approximately 2,060 in administrative, sales, clerical and office positions and approximately 2,360 in our retail stores. We also employ approximately 5,370 part-time employees, of which approximately 5,270 work in our retail stores.

        Approximately 70 of our employees located in Vaughan, Ontario are members of the Teamsters Local Union 847, which has a collective bargaining agreement with us expiring on March 31, 2012. Approximately 30 of our employees located in New York, New York are members of UNITE HERE, which has a collective bargaining agreement that expires on May 31, 2013. We consider our relations with our employees to be satisfactory.

Corporate Responsibility Programs

Factory Monitoring

        We implemented a comprehensive monitoring program in 1996. Through independent agreements with domestic and foreign manufacturers that produce our products, we monitor compliance with The Jones Group Standards for Contractors and Suppliers (the "Standards"). Our monitoring program evaluates our largest volume global contract factories at least annually for approved factories, and more frequently for factories with major non-conformances. With 23 employees spread across four countries, our compliance staff is multi-lingual, with the majority holding a post-secondary education degree. In addition to our internal staff, we retain a number of recognized, unaffiliated third party workplace compliance audit firms to conduct factory audits on our behalf. In 2011, 897 audits were conducted, of which 250 audits, or 28%, were conducted unannounced.

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

        The basic goal of our "beyond monitoring" programs is to increase factories' abilities to establish a sustainable management system. We support a model of partnering with suppliers to achieve sustainable compliance through proactive solutions. We have come to understand that factories must embed ethical business practices based on strong management systems into all of their business operations.

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

        Since 2007, we have facilitated numerous training programs which include human resource management, health and safety, and managing employment relations. In 2011, we conducted 45 training sessions which were attended by 379 suppliers.

        Periodically, we issue a Compliance Newsletter in China for our sourcing partners. The newsletter includes corporate social responsibility ("CSR") topics in focus, updates of laws and regulations and our monitoring program, as well as capacity-building events information. The quarterly newsletter serves as a supplementary communication channel with our suppliers. Ultimately, we believe that if we can help factories to build effective management systems, we can facilitate and empower factories to create sustainable solutions.

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

        Additionally, we maintain strong relationships with local and U.S. government officials, the International Labour Organization ("ILO") and other multilateral institutions, non-governmental organizations ("NGOs") and trade union representatives. These relationships promote ongoing dialog and enable us to address issues proactively as they arise in the field.

Internal Alignment

        The effectiveness of any supply chain monitoring effort is dependent on the cooperation and collaboration among different divisions across a company. On a daily basis, our compliance group communicates the compliance status of suppliers to internal business units and provides advice on how we can work together to help key factories to improve. We recognize that in order for factories to make progress in their labor and health and safety practices, our internal business units must understand the principles embodied in the Standards and support monitoring efforts with their influence over factories. We issue periodic CSR newsletters to all our employees, to communicate our compliance efforts, the major issues that affect factories' compliance, and the important CSR issues of the day.

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

        At the factory level, we hold ongoing and regular one-on-one meetings with our key suppliers in-country as well as in our corporate offices. Periodically we participate in multi-brand summits in major sourcing countries that bring together a wide variety of partners and provide them with opportunities for exchanging ideas and concerns. These meetings give participants a forum for working together to identify challenges and opportunities in the countries in which they operate, as well as to complete case studies based on real-life situations encountered through the monitoring and engagement process. Invitees to these summits may also include agents, trade unions, NGOs and local and U.S. government officials. Individual meetings in-country with interested stakeholders also occur outside of the multi-

brand summits. Ongoing communications with local constituents makes it possible for us to stay informed and anticipate potential problems before they occur.

        We have been actively involved in the ILO's Better Work program, along with other recognized international brands. The program provides a platform for brand cooperation and benefits our suppliers by reducing their number of audits, which allows them to focus more of their time toward sustainable improvements. The Better Work program combines independent factory assessments with advisory and training services to support practical improvements in factories. We are currently involved with the Better Work program in Cambodia, Jordan and to a limited extent Vietnam, where the program is voluntary. By fully supporting Better Work in countries where the government has made it mandatory, we have committed to accepting ILO monitoring reports and have stopped auditing factories in these countries.

        We continue to engage with Partner Africa, an international development organization tackling poverty in Africa by helping small-scale producers and promoting ethical trade, to build its social auditing programs in Africa. The proceeds that Partner Africa receives from conducting social audits for brands, including ours, provides support for its programs, such as capacity building and developing new social audit teams in countries not currently serviced. The goal of all of these efforts is to facilitate improvements in the labor conditions throughout our supply chain.

Philanthropy and Community Involvement

        We strive to be a trusted and responsible member of the communities in which we work and live. To accomplish this goal, we promote and support employees to make a positive impact, through a combination of monetary and product donations and volunteer support. In 2011, we and our associates contributed time and money to a number of causes at the local community, national and global levels.

Jones New York in the Classroom

        In May 2005, we launched a charitable cause initiative, including the establishment of Jones New York In The Classroom, Inc., a not-for-profit corporation, with an initial grant from us of $1 million. In the years thereafter, we increased our total grants to over $6.5 million. Since its launch, we have supported events to raise public awareness of Jones New York In The Classroom and its goals for teachers and education, as well as initiatives to encourage our employees to participate in volunteer opportunities and fundraising for Jones New York In The Classroom and the other three non-profit organizations it supported: TeachersCount, Fund For Teachers and Adopt-A-Classroom. Each of these non-profit organizations supports teachers in the critical areas of recruitment, retention/recognition, and daily needs in the classroom.

        Jones New York In The Classroom has partnered with TeachersCount on a Public Service Announcement ("PSA") program which features celebrities and their favorite teachers to help raise the profile and stature of the profession of teaching. 2011 PSAs included CC Sabathia and Maya Moore, among others, resulting in a total of 35 PSAs funded with Jones New York In The Classroom's donations since 2005.

        Jones New York In The Classroom's donations to Fund for Teachers since 2005 has resulted in over 1,000 grants by Fund for Teachers to teachers to pursue further education and training.

        In September 2011, we continued our annual Shop For Education program in participating Macy's stores. Shop For Education Week is a week for women to shop for the cause by purchasing items in selected Jones New York apparel lines. We donated a portion of the selling price of each item up to a total of $300,000 to Jones New York In The Classroom to benefit the three nonprofit organizations it supports. Jones New York also again sold an exclusive t-shirt during Shop For Education Week in 2011, from which all profits were donated to Jones New York In The Classroom. Since 2005, we have sold more than 68,000 exclusive t-shirts to benefit Jones New York In The Classroom.

        Our 2011 Back To School, Back To Style contest in partnership with Everyday with Rachael Ray magazine asked readers nationwide to nominate a deserving teacher who has touched their communities. We received thousands of heartfelt nominations and, in the end, chose five winning teachers who were flown to New York City for a Jones New York shopping spree at Macy's and treated to a head-to-toe makeover personally styled by JNY Style Guy, Lloyd Boston. The teachers were able to show off their new looks at their own fashion photo shoot and on national television on The Rachael Ray Show. The audience members, all teachers, received parting gifts - Lloyd Boston's latest book, The Style Checklist, and their own classrooms adopted by Jones New York In The Classroom through Adopt-A-Classroom.

        Our corporate employees continued to have the opportunity to volunteer up to three hours of paid time off each month in educational facilities in their local communities, bringing the total number of volunteer hours committed by our employees to the cause since its launch to more than 772,000. We recognized these volunteers with our annual Apple Awards. Winners were nominated by their peers for their dedication to the cause and were honored with a personalized letter from our Chief Executive Officer and a $100 gift card as a token of our appreciation.

        Corporate volunteer projects have included school makeovers, which transform schools with new paint, refurbishment of teacher's lounges, new supplies for teachers and children, and new playground equipment or murals. Each of our business locations was encouraged to raise or budget funds to adopt a classroom to help with daily classroom needs through Adopt-A-Classroom. Since 2005, more than 1,200 classrooms were adopted by Jones New York In The Classroom and through the cause initiative.

        In December 2011, after re-evaluating the cause initiative, we decided to evolve the cause program beyond education and to encourage our associates to become involved in a broad range of charitable causes. As an outgrowth of our change in the cause initiative, on December 22, 2011, the not-for-profit corporation was formally dissolved.

Nine West Runway Relief

        We continue to raise funds and awareness for Fashion Targets Breast Cancer ("FTBC"), The Council of Fashion Designers of America's charitable organization, through the Nine West Runway Relief Program. The program, now in its second year, aims to marshal the forces of the fashion and modeling industries to step out for a cause.

        For the second consecutive year, we enlisted top fashion models participating in New York Fashion Week to wear a limited edition Nine West boot. These unique boots are equipped with The Fitbit Wireless Activity Tracker, a pedometer that tracks the number of steps each model takes during Fashion Week - from castings and fittings to post-fashion show fêtes. In 2011, individual members of the public could donate money to the cause. In addition to the public donations, in 2011, we donated $212,000 to FTBC. Building on the success of the Runway Relief Program, Nine West will become the exclusive brand partner for FTBC starting in 2012. Nine West will be responsible for the creation of all FTBC merchandise.

Jones New York Empowerment Fund

        We created the Jones New York Empowerment Fund to serve as a catalyst to help women reach their personal, professional, and community goals through monetary grants. Grants are awarded to a unique group of women each year who embody the meaning of empowerment, to help them pursue their dreams. Since 2010, the Jones New York Empowerment Fund has awarded 15 grants to help women develop their business ideas and/or continue their education.

St Jude's Children's Research Hospital

        St. Jude's Thanks and Giving is a holiday campaign in which shoppers, celebrities and national corporate partners unite to help St. Jude's Children's Research Hospital fight childhood cancer. Once again, we participated as a corporate partner from November 20, 2011 through December 31, 2011. We donated more than $800,000 in 2011, which includes in-store and online customer donations, as well as donations from our corporate associates through our company match program.

Anne Klein Breast Cancer Research Foundation Campaign

        Anne Klein again partnered with Breast Cancer Research Foundation ("BCRF") in an awareness campaign during September and October 2011 in which a limited edition AK Anne Klein bracelet and watch were sold to raise awareness of BCRF's commitment to preventing and finding a cure for breast cancer by funding clinical and translational research worldwide. Anne Klein created the limited edition pieces in memory of its founder Anne Klein, who died of breast cancer at the height of her career, and donated $50,000 to BCRF to honor her legacy.

Stuart Weitzman Cancer Programs

        Stuart Weitzman has long supported research in the field of women's cancers and has communicated on this platform as a way to help educate the valued women who wear our shoes. In Fall 2011, Stuart Weitzman partnered with Scarlett Johansson, Hayden Panettiere, Olivia Palermo and Michelle Trachtenberg to create the Young Hollywood Cares Collection. Each actress co-designed a shoe with Mr. Weitzman, and 100% of the profits will be donated to support Dr. Marsha Moses' research in ovarian cancer at the Folkman Institute in Boston, Massachusetts. Prior to this program, Stuart Weitzman raised money for ovarian and breast cancer in other innovative ways, which included ping pong matches played by Mr. Weitzman against celebrities and customers in the Madison Avenue store in New York and shoe art auctions at www.stuartweitzman.com of shoes decorated by celebrities.

Other Programs

        We also took part in a number of other national and industry-sponsored fundraising events. These efforts included monetary and/or product donations to charitable organizations which included the American Heart Association, Dress for Success, The Educational Foundation for the Fashion Industries, Fashion Footwear Association of New York Shoes on Sale, Council of Fashion Designers of America Fashion Awards, American Jewish Committee, Women in Need, Volunteers of America, March of Dimes, Fashion Delivers Charitable Foundation, Inc. and Two Ten Footwear Foundation.

        On a global level, we donated product to various charitable organizations worldwide. These organizations include Soles4Souls and Fashion Delivers, which donate shoes or apparel to people in need in the United States and abroad.

        Our Hong Kong office participates in a community service program annually by organizing and hosting a carnival in the lowest-income neighborhood in Hong Kong.

The Greening of Jones

        With a goal of reducing our carbon footprint and minimizing other environmental impacts, we have established an Executive Green Committee to explore environmental opportunities throughout the company. The Executive Green Committee consists of 15 strategic business executives having direct impact on our decisions to incorporate green initiatives. Additionally, we have identified 142 of our associates to be "eco-ambassadors" working in parallel with the Executive Green Committee to raise environmental awareness among employees, exemplify green practices in the workplace, and brainstorm new ways to increase efficiencies and adopt environmentally-friendly practices.

        In 2011 we undertook our first environmental assessment (eco-footprint) of our North American operations and inbound logistics. The eco-footprint identifies, quantifies and assesses the environmental impacts associated with operating retail stores, offices, business travel, and inbound product shipments from the factories. The footprint utilized primary data collected by us, our vendors, utility providers and building engineers, as well as industry averages to quantify energy usage, water withdrawal and solid waste generation. The primary objective of this report is to use the findings to identify and evaluate opportunities for environmental improvements and to create actionable, quantifiable goals.

        Undertaking this assessment has allowed us to focus on the environmental impact of the actions we have taken to reduce our carbon footprint, as well as process improvements currently underway or planned. Key initiatives are listed below.

Logistics Initiatives

  We planned a decrease in the percentage of units shipped by air. In 2010, air shipments were over 11% of total product weight shipped. For 2011, air shipments were reduced to approximately 4% of total weight shipped. These efforts resulted in a significant reduction of greenhouse gas emissions in addition to decreased shipping costs.

  We greatly reduced time, transit miles and costs by utilizing third-party logistics providers ("3PLs") on the East and West coasts to supplement our own distribution centers. Products are transported an average of 50 miles using 3PLs rather than an average of 1,100 miles using our distribution centers. We anticipate this change will reduce miles traveled by approximately 5.6 million in 2011, further reducing our greenhouse gas emissions.

  We are increasingly relying on rail (intermodal) transportation rather than trucks to move product received from our suppliers on the West Coast to two of our East Coast distribution centers, resulting in reduced costs and emissions. For shipments moved through these transportation routes, we increased our products shipped by rail to approximately 50% in 2011, compared with approximately 10% in 2010, further reducing greenhouse gas emissions.

  We have authorized our carrier partners shipping to the Middle East to utilize refrigerated containers for shipments. These containers would otherwise return empty. Utilizing the empty containers results in cost and greenhouse gas savings, although the impact has not been quantified.

  53-foot containers are used for West Coast operations wherever possible. The result is that the same amount of product is shipped on fewer trucks. The impact of this change has not been quantified.

  We have implemented a distribution center by-pass program, which enables product to be shipped directly to the customer from the port, eliminating travel to our warehouses or 3PLs. Approximately 1.6 million units were transported through the DC by-pass program in 2011, reducing miles traveled. The impact of this program has not been quantified.

Retail Initiatives

  As of December 31, 2011, 75-watt halogen light fixtures had been replaced with 16-watt light-emitting diode ("LED") fixtures in 94 stores. On average, the stores had 89 bulbs per store. The estimated annual savings for these 94 stores is:
  1,801,618 kilowatt hours ("kWh") electricity savings,
  3,008,697 pounds of greenhouse gas savings and
  an annual cost savings of $216,194.

        The expense recovery period is approximately two years or less using estimates for cost per kWh, average operating hours per year and installation cost. The expense recovery period may change if actual inputs vary from the estimates used. Additional stores are planned for LED lighting replacements in 2012.

  As of December 31, 2011, T12 fluorescent ballast fixtures had been replaced with T8 fluorescent fixtures in 150 stores. On average, each store replaced 35 ballast fixtures. The estimated annual savings for these 150 stores is:

  1,283,888 kWh electricity savings,
  2,144,092 pounds of greenhouse gas savings and
  an annual cost savings of $154,067.

        The expense recovery period is approximately three years or less, using estimates for cost per kWh, average operating hours per year, and installation cost. The expense recovery period may change if actual inputs vary from the estimates used. Additional stores are planned for T8 ballast replacements in 2012.

  As of December 31, 2011, heating, ventilation and air conditioning ("HVAC") systems had been replaced in 40 stores where the existing systems were outdated, inefficient or not working properly. Energy and cost savings are estimated based on the actual results of five stores before and after the installation of the new systems. The estimated annual savings for these 40 stores is:
  587,976 kWh electricity savings,
  504 therms natural gas savings,
  988,497 pounds of greenhouse gas savings and
  an annual cost savings of $92,608.

Additional stores are planned for HVAC system replacement in 2012.

        In addition to the initiatives summarized above, in all new stores, we are installing occupancy light sensors in stock rooms and bathrooms and using light sensing ("light-stat") thermostats that limit temperature setting changes and allow for automatic shut off at night.

Distribution Center Initiatives

  Continuing on prior year initiatives, during the fourth quarter of 2011 we completed the replacement of 400-watt metal halide lamps and T12 fluorescent fixtures at our Tennessee location with more efficient technology. As a result, we expect to achieve results similar to those from previous projects, including a significant increase in overall lighting in the facility, and considerable estimated reduction in emissions, specifically:
  4,073,710 kWh electricity savings,
  6,080,565 pounds of greenhouse gas savings and
  an annual cost savings of $479,894 (including maintenance savings).
  Inbound corrugated cardboard boxes received from the factories that are opened are reused, where possible, at our own distribution centers. This reuse of boxes, where approximately 996,000 pounds of material weight were saved, translated into 2011 cost savings of approximately $415,000.

  Product shipments to fulfill orders from our e-commerce websites are shipped in envelopes instead of boxes where possible, to reduce shipping weight and materials.

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

Recycling

        We have a longstanding practice to recycle where we can in our business processes. For several years, our distribution centers have recycled cardboard and plastic packaging, and our office locations have recycled paper and purchasing recycled and recycling toner cartridges for printers and copiers. During 2011, we recycled 2,023 tons of cardboard, 60 tons of plastic packaging, 327 tons of wood pallets, 268 tons of miscellaneous waste (including white paper, glass, metal and plastic) and 61 tons of electronic equipment, including cell phones and rechargeable batteries.

ITEM 1A. RISK FACTORS

        There are certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated. Risks and uncertainties that could adversely affect us include, without limitation, the following factors.

        The success of our business depends on our ability to retain the heritage of and evolve our brands and to develop product offerings that resonate with our existing customers and attract new customers.

        Our success depends, in large part, on our ability to consistently anticipate, gauge and respond to customers' demands and tastes and fashion trends in the design, pricing, style and production of our products. Any failure on our part to anticipate, identify and respond effectively to those demands, tastes and trends could adversely affect acceptance of our products. If that occurs, we may need to employ increased levels of markdowns or promotional sales to dispose of excess, slow-moving inventory or we may miss opportunities to increase sales, either of which would harm our business and profitability. Our success also depends on our ability to effectively define, protect, evolve and promote our brands to expand our customer base while continuing to appeal to our existing customers. Merchandise missteps could negatively impact the image of our brands with our customers and result in diminished loyalty to our brands, which would adversely impact our business.

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

        The apparel, footwear and accessories industries have historically been subject to rapidly changing fashion trends and consumer preferences. We believe that our success is largely dependent on our ability to anticipate and respond promptly to changing consumer preferences and fashion trends in the design, styling and production of our products and in the merchandising and pricing of products in our retail stores. If we do not identify consumer preferences and fashion trends and respond appropriately with speed that fulfills customer needs, we may miss opportunities, and consumers may not purchase our products. This would result in reduced sales and profitability and in excess inventories, which would have a material adverse effect on us.

        We believe that consumers in the United States are shopping less in department stores (our traditional distribution channel) and more in other channels, such as specialty shops, mid-tier locations and e-commerce websites where value is perceived to be higher. In response, our strategy involves adding new distribution channels, increasing investment in our core brands by focusing on design, quality and value and implementing new and enhanced retail systems. Despite our efforts to respond to these trends, there can be no assurance that these trends will not have a material adverse effect on us.

        The loss of or a significant reduction of business with any of our largest customers would have a material adverse effect on us.

        Our ten largest customer groups, principally department stores, accounted for approximately 50% of revenues in 2011. Macy's, Inc. accounted for approximately 19% of our 2011 gross revenues.

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

        We depend on our ability to attract and retain key personnel.

        Our executive officers and other members of senior management have substantial experience and expertise in our business. Our success depends to a significant extent both upon the continued services of these individuals as well as our ability to attract, hire, motivate and retain additional talented and highly qualified management, as well as key personnel in our design, merchandising, marketing and other functions to execute management's strategic initiatives, in the future. Competition for key executives in the apparel, footwear and accessories industries is intense, and our operations and the execution of our business strategies could be adversely affected if we cannot attract and retain qualified executives and other key personnel.

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

        The extent of our foreign operations and contract manufacturing may adversely affect our business.

        Nearly all of our products are manufactured outside of North America. The following may adversely affect foreign operations:

  political instability in countries where contractors and suppliers are located;
  imposition of regulations and quotas relating to imports;
  imposition of duties, taxes and other charges on imports;
  significant fluctuation of the value of the U.S. Dollar, Euro and Pound against other foreign currencies;
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

  increases in manufacturing costs in the event of a decline in the value of the U.S. Dollar or Euro against major world currencies, particularly the Chinese Yuan, and higher labor and commodity costs being experienced by our foreign manufacturers in China; and
  violations by foreign contractors of labor and wage standards and resulting adverse publicity.

        Our expansion into the European market exposes us to uncertain economic conditions in the Euro zone.

        Demand for our products depends in part on the general economic conditions affecting the countries in which we do business. With the acquisitions of SWH and Kurt Geiger, we have significantly expanded our presence in the European market. Recently, the economic situation in Europe has been particularly unstable, arising from concerns that certain European countries may default in payments due on their national debt obligations and from related European financial restructuring efforts. If such defaults were to occur, or if European financial restructuring efforts create their own instability, declines in the value of the Euro may continue, and current instability in the global credit markets may increase. Continued financial instability in Europe could adversely affect our European customers and suppliers and, in turn, could have a material adverse effect on us.

        Fluctuations in the price, availability and quality of raw materials could cause delay and increase costs.

        Fluctuations in the price, availability and quality of the fabrics or other raw materials used by us in our manufactured apparel and in the price of materials used to manufacture our footwear and accessories could have a material adverse effect on our cost of sales or our ability to meet our customers' demands. The prices for such fabrics and materials depend largely on the market prices for the raw materials used to produce them, particularly cotton, leather and synthetics. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including crop yields and weather patterns. In the future, we may not be able to pass all or a portion of such higher raw materials prices on to our customers.

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

        We rely on our revolving credit facilities for backing the issuance of trade letters of credit and other supply chain purposes, and also from time to time for cash borrowings for working capital and general corporate purposes. Our current $650 million revolving credit facility matures on April 28, 2016. The loss of the use of this facility or the inability to replace this facility when it expires could materially impair our ability to purchase product from our network of independent foreign manufacturers. In addition, considering the uncertainties of the present economic environment, it is possible, in general, that one or more committed lenders would not meet its obligations to lend to borrowers, and there is no assurance we would be able to replace any such lender.

        We rely on our licensing partners to preserve the value of our brands.

        During 2011, $50.2 million of our revenues were derived from licensing royalties. Although we generally have significant control over our licensees' products and advertising, we rely on our licensees for, among other things, operational and financial controls over their businesses. Failure of our licensees to successfully market licensed products or our inability to replace existing licensees, if necessary, could adversely affect our revenues, both directly from reduced royalties received and indirectly from reduced sales of our other products. Risks are also associated with a licensee's ability to:

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

        Our business strategy is based on offering our products in a variety of brands, channels and price points. This strategy is designed to provide stability should market trends shift. As part of this strategy we license the names and brands of recognized designers and celebrities, including Givenchy, Rachel Roy, Jessica Simpson, Brian Atwood, Rafe, French Connection and Lipsy. In entering into these license agreements, we target our products towards certain market segments based on consumer demographics, design, suggested pricing and channel of distribution in order to minimize competition with our own brands and maximize profitability. If any of our licensors determines to introduce similar products under similar brand names or otherwise change the parameters of design, pricing, distribution or target market, we could experience a significant downturn in that brand's business, adversely affecting our sales and profitability. In addition, as products may be personally associated with these designers and celebrities, our sales of those products could be materially and adversely affected if any of those individual's images, reputations or popularity were to be negatively impacted.

        A security or privacy breach could adversely affect us.

        We are dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information. In the normal course of our business, we collect, process and retain sensitive and confidential information pertaining to our customers, our employees and other third parties. We, and our third-party service providers, have systems and processes in place that are designed to protect information and protect against security and data breaches. Despite these safeguards, our systems and processes may be vulnerable to security breaches, acts of vandalism, computer viruses, lost data, inadvertent data disclosure or other similar events. Any failure to protect the confidential data of our customers, employees or third parties could damage our reputation and customer relationships, expose us to the costs and risks of litigation and possible liability, disrupt our operations and adversely impact our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2. PROPERTIES

        The general location, use and approximate size of our principal properties are set forth below:

Location	Owned/Leased	Use	Approximate Area in Square Feet (1)(2)
Bristol, Pennsylvania	leased	Administrative and computer services	172,600
New York, New York	leased	Administrative, executive and sales offices	647,000
Vaughan, Canada	leased	Administrative offices and distribution warehouse	125,000
Lawrenceburg, Tennessee	owned	Distribution warehouses	1,223,800
South Hill, Virginia	leased	Distribution warehouses	823,040
White Plains, New York	leased	Administrative offices	132,200
West Deptford, New Jersey	leased	Distribution warehouses	988,400

_________________
(1)  Including mezzanine where applicable.
(2)  Excludes subleased square footage.

        We sublease a 234,000 square foot office building in White Plains, New York to an independent company. This sublease ends on February 28, 2012. The sublessee had substantially vacated the property by December 31, 2011. Our lease of the building runs until February 1, 2022.

        We also sublease certain office space totaling 56,100 square feet in New York, New York to several independent companies.

        We lease approximately 715,250 square feet of warehouse facilities in Goose Creek, South Carolina which are currently subleased to independent companies.

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

ITEM 4. MINE SAFETY DISCLOSURES

        Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers are as follows:

Name	Age	Office
Wesley R. Card	64	Chief Executive Officer
Richard Dickson	43	President and Chief Executive Officer - Branded Businesses
Ira M. Dansky	66	Executive Vice President, General Counsel and Secretary
John T. McClain	50	Chief Financial Officer
Christopher R. Cade	44	Executive Vice President, Chief Accounting Officer and Controller

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Price range of common stock:
2011
High	$16.02	$15.02	$13.30	$12.43
Low	$11.88	$9.97	$9.00	$8.00
2010
High	$19.45	$24.72	$20.15	$20.82
Low	$14.19	$14.90	$13.72	$13.05
Dividends paid per share of common stock:
2011	$0.05	$0.05	$0.05	$0.05
2010	$0.05	$0.05	$0.05	$0.05

        Our common stock is traded on the New York Stock Exchange under the symbol "JNY." The above figures set forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the New York Stock Exchange Composite Tape. The last reported sale price per share of our common stock on February 20, 2012 was $9.87, and on that date there were 627 holders of record of our common stock. However, many shares are held in "street name;" therefore, the number of holders of record may not represent the actual number of shareholders.

Annual CEO Certification

        The Annual CEO Certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual was submitted to the New York Stock Exchange on May 25, 2011.

Issuer Purchases of Equity Securities

        We did not repurchase any shares on the open market during the fiscal quarter ended December 31, 2011.

Comparative Performance

        The SEC requires us to present a chart comparing the cumulative total stockholder return on our common stock with the cumulative total stockholder return of (i) a broad equity market index and (ii) a published industry index or peer group. The following chart compares the performance of our common stock with that of the S&P 500 Composite Index and the S&P 500 Apparel, Accessories & Luxury Goods Index, assuming an investment of $100 on December 31, 2006 in each of our common stock, the stocks comprising the S&P 500 Composite Index and the stocks comprising the S&P 500 Apparel, Accessories & Luxury Goods Index and the reinvestment of dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN
$150
$100
$50
$0
2006
2007
2008
2009
2010
2011
$100
$106
$70
$49
$66
$46
$19
$84
$75
$53
$106
$97
$52
$131
$99
$36
The Jones Group
S&P 500
S&P 500 Apparel, Accessories & Luxury Goods Index

ITEM 6. SELECTED FINANCIAL DATA

        The following financial information is qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Report. The selected consolidated financial information presented below is derived from our audited Consolidated Financial Statements for each of the five years in the period ended December 31, 2011. On September 6, 2007, we sold Barneys New York, Inc. ("Barneys"). The results of operations of Barneys have been reported as discontinued operations for all applicable periods presented.

(All amounts in millions except per share data)

Year Ended December 31,	2011	2010	2009	2008	2007
Income Statement Data
Net sales	$3,734.0	$3,593.5	$3,279.7	$3,562.6	$3,793.3
Licensing income	50.2	48.3	46.8	52.1	52.0
Other revenues	1.1	0.9	0.9	1.7	3.2
Total revenues	3,785.3	3,642.7	3,327.4	3,616.4	3,848.5
Cost of goods sold	2,440.1	2,387.2	2,181.5	2,440.2	2,609.1
Gross profit	1,345.2	1,255.5	1,145.9	1,176.2	1,239.4
Selling, general and administrative expenses	1,173.2	1,073.0	1,008.7	1,069.2	1,100.4
Trademark impairments	31.5	37.6	28.7	25.2	88.0
Goodwill impairment	-	-	120.6	813.2	78.0
Operating income (loss)	140.5	144.9	(12.1)	(731.4)	(27.0)
Interest income	0.9	1.5	2.8	7.5	3.7
Interest expense and financing costs	74.2	60.4	55.6	49.1	51.5
Loss and costs associated with repurchase of 4.250% Senior Notes	-	-	1.5	-	-
Gain on sale of interest in Australian joint venture	-	-	-	0.8	8.2
Equity in earnings (loss) of unconsolidated affiliates	3.9	(0.9)	(3.7)	(0.7)	8.1
Income (loss) from continuing operations before provision (benefit) for income taxes	71.1	85.1	(70.1)	(772.9)	(58.5)
Provision (benefit) for income taxes (1)	19.6	30.7	16.2	(6.6)	(104.4)
Income (loss) from continuing operations	51.5	54.4	(86.3)	(766.3)	45.9
Income from discontinued operations, net of tax (2)	-	-	-	0.9	265.2
Net income (loss)	51.5	54.4	(86.3)	(765.4)	311.1
Less: income attributable to noncontrolling interest	0.8	0.6	0.3	-	-
Income (loss) attributable to Jones	$50.7	$53.8	$(86.6)	$(765.4)	$311.1
Per Share Data
Basic earnings (loss) per share
Income (loss) from continuing operations attributable to Jones	$0.62	$0.63	$(1.02)	$(9.05)	$0.45
Income from discontinued operations attributable to Jones	-	-	-	0.01	2.62
Basic earnings (loss) per share attributable to Jones	$0.62	$0.63	$(1.02)	$(9.04)	$3.07
Diluted earnings (loss) per share
Income (loss) from continuing operations attributable to Jones	$0.61	$0.62	$(1.02)	$(9.05)	$0.45
Income from discontinued operations attributable to Jones	-	-	-	0.01	2.58
Diluted earnings (loss) per share attributable to Jones	$0.61	$0.62	$(1.02)	$(9.04)	$3.03
Dividends declared per share	$0.20	$0.20	$0.20	$0.56	$0.56
Weighted average common shares outstanding
Basic	79.6	82.1	81.7	82.9	99.9
Diluted	81.3	82.6	81.7	82.9	101.3

December 31,	2011	2010	2009	2008	2007
Balance Sheet Data
Working capital	$575.5	$719.4	$741.1	$693.6	$898.5
Total assets	2,715.3	2,332.4	2,025.0	2,427.5	3,236.6
Short-term debt and current portion of long-term debt and capital lease obligations	2.0	1.8	2.6	253.1	4.8
Long-term debt, including capital lease obligations	854.7	535.1	526.4	528.9	777.7
Total equity (3)	1,089.4	1,138.3	1,092.5	1,182.2	1,996.8

(1)	As a result of the capital gain generated by the sale of Barneys, in 2007 we reversed a $107.7 million deferred tax valuation allowance previously created from capital loss carryforwards that we had not expected to be able to utilize. The reversal of the tax valuation allowance has been recorded in income from continuing operations, as the creation of the deferred tax valuation allowance was recorded in continuing operations in 2006 upon the sale of our Polo Jeans Company business.
(2)	On September 6, 2007, we sold Barneys. The results of operations of Barneys have been reported as discontinued operations for all periods presented. The 2007 amount includes an after-tax gain of $254.2 million from the sale. In 2008, we reached final settlement on certain liabilities remaining from the sale, resulting in an additional after-tax gain of $0.9 million.
(3)	The decreases between 2007 and 2009 are primarily the result of the impairments of goodwill and indefinite-lived trademarks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion provides information and analysis of our results of operations from 2009 through 2011, and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

Executive Overview

        We design, contract for the manufacture of and market a broad range of women's collection sportswear, suits and dresses, casual sportswear and jeanswear for women and children and women's and men's footwear and accessories. We sell our products through a broad array of distribution channels, including better specialty and department stores and mass merchandisers, primarily in the United States, Canada and Europe. We also operate our own network of retail and factory outlet stores and several e-commerce web sites. In addition, we license the use of several of our brand names to select manufacturers and distributors of women's and men's apparel and accessories worldwide.

        During 2011 to date, the following significant events took place:

  on February 1, 2011, we announced the launch of Shoelaborations, a creative platform that seeks talented individuals doing original work in their unique artistic areas and allows them the opportunity to collaborate on a rotating basis with Nine West;
  on March 7, 2011, we announced that we successfully issued $300 million of 6.875% Senior Notes due 2019;
  on April 28, 2011, we announced an amendment and extension of our existing $650 million senior credit facility to provide for additional international subfacilities and a decrease in fees and interest rates to current market rates and to extend the maturity date to April 28, 2016;
  on June 2, 2011, we announced that we had acquired Kurt Geiger, a privately-held wholesaler and retailer of luxury footwear and accessories;
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

Trends

        The uncertain economic and political environments have resulted in fluctuating consumer confidence. Rising energy, gasoline and other prices are reducing consumers' discretionary income. This may lead to reduced consumer spending, which could affect our net sales and our future profitability. We also believe that several significant trends are occurring in the apparel, footwear and accessories industry. We believe the recent general increase in commodity, labor and transportation costs that we have experienced may continue into the future. We may be limited in our ability to increase our selling prices to offset these increases. Should the consumer not accept higher retail prices for our products, our margins could be adversely affected.

        We believe a trend exists among our major customers to expand the differentiation of their offerings and to achieve strategic advantages over competitors by devoting more resources to the development of exclusive products - whether products that the retailer designs under brands that it owns (private labels) or products produced exclusively for the retailer by national brand manufacturers. Retailers are placing more emphasis on developing their brand images and building strong images for their private label merchandise. Exclusive brands, as the term implies, are only available from a specific retailer, and thus customers loyal to these brands can only find them in the stores of that retailer. We have responded to this trend by leveraging our design, production and marketing capabilities to develop and provide private label products for certain customers and to provide products under certain of our brands exclusively to select customers, such as providing l.e.i. products exclusively to Walmart, Rachel Rachel Roy products exclusively to Macy's in the U.S. and GLO products exclusively to Kmart. While the private label lines compete directly with our product lines and may receive more prominent positioning on the retail floor by department stores, creating more competition, we believe that national brands are often preferred by the consumer.

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

        Consumers are increasing their purchasing of apparel, footwear and accessories through e-commerce web sites. Through our web sites, we market either footwear and accessories, apparel or a combination of these products, primarily under their respective brand names. The selection of products is substantially consistent with the product offerings in our corresponding retail store concepts. Our e-commerce systems allow us to fulfill customer orders from inventory at our retail store locations if the items are not available at our distribution center.

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

Retail store closings

        We continue to review our retail operations for underperforming locations. As a result of these reviews, we have decided to close retail locations that no longer provide strategic benefits. During 2009, 2010 and 2011, we closed 99, 191 and 96 locations, respectively, and anticipate closing additional locations in 2012. Total termination benefits and associated employee costs are expected to be $9.2 million for approximately 2,085 employees, including both store employees and administrative support personnel. We accrued $4.6 million, $3.0 million and $1.6 million of termination benefits and associated employee costs during 2009, 2010 and 2011, respectively. In connection with our decision to close these stores, we reviewed the associated long-term assets for impairments. As a result of these reviews, we recorded $23.2 million, $9.0 million and $8.0 million of impairment losses in 2009, 2010 and 2011, respectively, on leasehold improvements and furniture and fixtures located in the stores to be closed. These costs are reported as selling, general and administrative ("SG&A") expenses in the domestic retail segment.

Acquisition of Kurt Geiger

        On June 2, 2011, we acquired 100% of the equity interests in Kurt Geiger, a privately-held wholesaler and retailer of luxury footwear and accessories, for $150.0 million in cash and the assumption of $174.1 million of debt, which was immediately repaid following the transaction. Kurt Geiger markets products under four of its own brands - Kurt Geiger, KG, Carvela and Miss KG - and over 100 other luxury brands in more than 200 retail locations, including concessions in Europe's leading department stores, including Harrods, Selfridges, Liberty, House of Fraser, Fenwick John Lewis and Brown Thomas, as well as company-operated stores.

        Approximately $10.2 million of the purchase price payable to certain selling shareholders who are senior managers of Kurt Geiger has been rolled over into 5% Loan Notes (the "Loan Notes"), which are payable no later than April 10, 2016 and are subject to forfeiture in the event of termination of employment under certain circumstances. This amount is recorded as compensation expense over the term of the Loan Notes and is not reported as a component of the cost of the acquisition.

        We pursued the acquisition of Kurt Geiger to increase our international presence and further extend our reach into the designer footwear business. Kurt Geiger will serve as our hub in Europe. Kurt Geiger's wholesale footwear business is reported in our international wholesale segment and its retail business is reported in our international retail segment.

Critical Accounting Policies

        Several of our accounting policies involve significant or complex judgements and uncertainties and require us to make certain critical accounting estimates. We consider an accounting estimate to be critical if it requires us to make assumptions that are subjective in nature or are about matters that were highly uncertain at the time the estimate was made. The estimates with the greatest potential effect on our results of operations and financial position include the collectibility of accounts receivable, the recovery value of obsolete or overstocked inventory and the fair values of goodwill, intangible assets with indefinite lives and acquisition consideration liabilities. Estimates related to accounts receivable and inventory affect all of our segments. Estimates related to goodwill affect our domestic wholesale sportswear, international wholesale and international retail segments. Estimates related to intangible assets with indefinite lives affect our domestic footwear and accessories, international wholesale, international retail, licensing, other and eliminations segment.

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

        Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired. Accounting rules generally require that we test at least annually for possible goodwill impairment. We test our goodwill and our intangible assets with indefinite lives for impairment on an annual basis (during our fourth fiscal quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. As a result of the 2009 impairment analysis, we determined that the goodwill balance existing in our retail segment was impaired as a result of decreases in projected revenues, profitability and cash flows for the segment. Accordingly, we recorded an impairment charge of $120.6 million. There were no impairment charges as a result of the 2010 or 2011 impairment analyses.

        We perform our annual impairment test for indefinite-lived intangible assets during the fourth fiscal quarter of the year. As a result of the 2011, 2010 and 2009 impairment analyses, we recorded trademark impairment charges of $31.5 million, $37.6 million and $28.7 million, respectively, as a result of decreases in projected revenues and cash flows for certain brands. All trademark impairment charges are reported as SG&A expenses in the licensing, other and eliminations segment. For more information, see "Goodwill and Other Intangible Assets" in Notes to Consolidated Financial Statements.

        We test both our goodwill and our trademarks for impairment by utilizing discounted cash flow models to estimate their fair values. These cash flow models involve several assumptions. Changes in our assumptions could materially impact our fair value estimates. Assumptions critical to our fair value estimates are: (i) discount rates used to derive the present value factors used in determining the fair value of the reporting units and trademarks; (ii) royalty rates used in our trademark valuations; (iii) projected average revenue growth rates used in the reporting unit and trademark models; and (iv) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic and market conditions as well as expectations of management and may change in the future based on period-specific facts and circumstances. Based on our latest annual testing, the following table shows the assumptions we used to derive our fair value estimates and the hypothetical additional impairment charge for goodwill and trademarks resulting from a one percentage point unfavorable change in each of our fair value assumptions (dollar amounts in millions).

	Assumptions		Effect of one percentage point unfavorable change in:
	Goodwill	Trademarks	Goodwill	Trademarks
Discount rates	11.0%	1.0%	none	$ 7.2
Royalty rates	--	4.0% - 8.0%	--	$ 17.7
Weighted-average revenue growth rates	10.6%	5.6%	none	$ 2.6
Long-term growth rates	3.0%	0% - 3.0%	none	$ 5.8

        At December 31, 2011, we had $255.3 million of goodwill, of which $46.7 million has been assigned to the domestic sportswear segment, $46.6 million has been assigned to the domestic wholesale footwear and accessories segment, $111.6 million has been assigned to the international wholesale segment and $50.4 million has been assigned to the international retail segment. The goodwill assigned to the domestic wholesale footwear and accessories segment is the result of the SWH acquisition, the goodwill assigned to the international wholesale segment is the result of the SWH and Kurt Geiger acquisitions, and the goodwill assigned to the international retail segment is the result of the Kurt Geiger acquisition. The fair value of each operating segment at December 31, 2011 significantly exceeded the segment's carrying value. We also had $721.7 million of indefinite-lived trademarks. Should economic conditions and trends (such as reduced consumer spending or the failure to achieve projected results) deteriorate throughout 2012 and beyond, especially in the United Kingdom and Europe, the carrying values of trademarks and goodwill could become impaired.

        At December 31, 2011, we had a total of $210.4 million accrued for contingent consideration payments relating to the acquisitions of Moda and SWH. These liabilities represent the present value, discounted at our weighted-average cost of capital, of the projected payments based on: (i) for Moda, projected revenues and probability-weighted gross margins for the years 2011 through 2014, and (ii) for SWH, probability-weighted projected earnings before interest, taxes, depreciation and amortization (as defined in the acquisition agreement) for 2010 through 2012. These and other assumptions are impacted by economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances.

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

Results of Operations

Statements of Operations Stated in Dollars and as a Percentage of Total Revenues
(In millions)	2011		2010		2009
Net sales	$3,734.0	98.6%	$3,593.5	98.6%	$3,279.7	98.6%
Licensing income	50.2	1.3	48.3	1.4	46.8	1.4
Other revenues	1.1	0.0	0.9	0.0	0.9	0.0
Total revenues	3,785.3	100.0	3,642.7	100.0	3,327.4	100.0
Cost of goods sold	2,440.1	64.5	2,387.2	65.5	2,181.5	65.6
Gross profit	1,345.2	35.5	1,255.5	34.5	1,145.9	34.4
Selling, general and administrative expenses	1,173.2	31.0	1,073.0	29.5	1,008.7	30.3
Trademark impairments	31.5	0.8	37.6	1.0	28.7	0.9
Goodwill impairment	-	-	-	-	120.6	3.6
Operating income (loss)	140.5	3.7	144.9	4.0	(12.1)	(0.4)
Interest income	0.9	0.0	1.5	0.0	2.8	0.1
Interest expense and financing costs	74.2	2.0	60.4	1.7	55.6	1.7
Loss and costs associated with repurchase of 4.250% Senior Notes	-	-	-	-	1.5	0.0
Equity in income (loss) of unconsolidated affiliate	3.9	0.1	(0.9)	(0.0)	(3.7)	(0.1)
Income (loss) before provision for income taxes	71.1	1.9	85.1	2.3	(70.1)	(2.1)
Provision for income taxes	19.6	0.5	30.7	0.8	16.2	0.5
Net income (loss)	51.5	1.4	54.4	1.5	(86.3)	(2.6)
Less: income attributable to noncontrolling interest	0.8	0.0	0.6	0.0	0.3	0.0
Income (loss) attributable to Jones	$50.7	1.3%	$53.8	1.5%	$(86.6)	(2.6%)

Percentage totals may not add due to rounding.

2011 Compared with 2010

        Revenues. Total revenues for 2011 were $3.8 billion, compared with $3.6 billion for 2010, an increase of 3.9%. Revenues from external customers by segment were as follows:

(In millions)	2011	2010	Increase (Decrease )	Percent Change
Domestic wholesale sportswear	$892.3	$965.2	$(72.9)	(7.6)%
Domestic wholesale jeanswear	773.7	819.9	(46.2)	(5.6)
Domestic wholesale footwear and accessories	848.0	841.5	6.5	0.8
Domestic retail	631.2	651.2	(20.0)	(3.1)
International wholesale	329.5	269.6	59.9	22.2
International retail	260.4	47.0	213.4	454.0
Licensing and other	50.2	48.3	1.9	3.9
Total revenues	$3,785.3	$3,642.7	$142.6	3.9%

        Domestic wholesale sportswear revenues decreased $72.9 million, primarily due to decreased revenues in our Jones New York-related product lines (due to lower customer orders resulting from product performance trends) and the discontinuance of our Jones New York Suit product line (to concentrate our efforts on our existing suit separates products available in the sportswear department) as well as decreased shipments of Kasper and Le Suit product lines (due to product performance at retail). These decreases were partially offset by increased revenues in our Robert Rodriguez product line due to positive product performance at retail.

        Domestic wholesale jeanswear revenues decreased $46.2 million, primarily due to decreased shipments of our Gloria Vanderbilt, Energie and l.e.i. product lines due to the timing of shipments, a reduction in replenishment program shipments compared with the prior period's high replenishment volume and a reduction in replenishment orders from a major customer in the current period, the challenging retail climate in the moderate junior tops business and product assortment issues, partially offset by the introduction of our Jessica Simpson product lines and increased shipments of our Nine West denim product line due to product performance at retail.

        Domestic wholesale footwear and accessories revenues increased $6.5 million, primarily due to a $35.6 million increase in revenues of the acquired Stuart Weitzman product line (primarily due to 12 months of revenues in 2011 compared with seven months in 2010), increased shipments of our handbag and jewelry product lines and our AK Anne Klein, Enzo Angiolini, Nine West and Gloria Vanderbilt footwear product lines due to product performance at retail and the initial launch of our B Brian Atwood footwear product line. These increases were partially offset by decreased shipments of our Easy Spirit footwear product line due to weakness in athletic categories across the industry, decreased shipments of our Bandolino, Mootsies Tootsies and Joan & David footwear product lines due to product performance at retail, decreased shipments of our licensed Dockers® products due to a major customer discontinuing the product line and the conversion of our children's footwear product lines to a licensed business.

        Domestic retail revenues decreased $20.0 million. Revenue increases related to a 2.6% increase in comparable store sales ($14.5 million) resulting from positive product performance were offset by a net $34.5 million reduction in revenues primarily related to our program to close underperforming locations. Our comparable e-commerce business sales increased 8.8% ($5.6 million), our comparable apparel store sales increased 2.4% ($3.2 million) and our comparable footwear store sales increased 1.6% ($5.7 million). Comparable stores are locations (including e-commerce sites) that have been open for a full year, are not scheduled to close in the current period and are not scheduled for an expansion or downsize by more than 25% or relocation to a different street or mall. We began 2011 with 759 retail locations and had a net decrease of 87 locations to end the period with 672 locations.

        International wholesale revenues increased $59.9 million, primarily due to $39.0 million from the acquisition of SWH (primarily due to 12 months of sales in 2011 compared with seven months in 2010) and $14.6 million from the acquisition of Kurt Geiger, as well as $12.8 million of initial shipments of Jones New York products in our Mexican wholesale business (which began in the fourth quarter of 2010) and a $0.2 million increase in our Canadian business. These increases were partially offset by a net $6.7 million decrease in our Nine West international business revenues due to a decrease in shipments to our licensees in Asia and Dubai (resulting from their efforts to reduce inventory levels) and the effects of the acquisition of Kurt Geiger (where such revenues are now intercompany), partially offset by increased shipments to our licensees in Central America, Turkey, Canada, Mexico, Israel and South Africa.

        International retail revenues increased by $213.4 million, primarily due to $199.9 million from the acquisition of Kurt Geiger, $10.9 million of initial sales of Jones New York products in our Spanish retail business and $3.6 million from the acquisition of SWH, partially offset by a $1.0 million decrease in our Canadian business (primarily from lower unit sales offset by a $1.7 million favorable effect of exchange rates between the U.S. and Canadian Dollars). We began 2011 with 44 stores, added 197 with the acquisition of Kurt Geiger (of which 147 are concession locations), added 58 concession locations for our new Spanish retail business and opened a net 16 additional stores to end the year with 315 stores.

        Licensing and other revenues increased $1.9 million, primarily due to increased sales volume of our licensees.

        Gross Profit Margin. The gross profit margins were 35.5% and 34.5% for 2011 and 2010, respectively.

        Domestic wholesale sportswear gross profit margins were 33.7% and 33.4% for 2011 and 2010, respectively. The increase was largely due to higher realized selling prices as well as decreased shipments to off-price retailers in our sportswear business, partially offset by higher raw material and labor costs and increased shipments to off-price retailers in our suit and dress businesses.

        Domestic wholesale jeanswear gross profit margins were 22.7% and 24.9% for 2011 and 2010, respectively. The decrease was primarily due to higher raw material and labor costs, higher levels of markdown assistance and higher customer incentives and lower recoveries on the liquidation of excess inventories.

        Domestic wholesale footwear and accessories gross profit margins were 29.5% and 29.8% for 2011 and 2010, respectively. The decrease was primarily due to higher levels of markdown assistance, higher production costs and lower recoveries on shipments to off-price retailers, partially offset by the mix of products sold as a result of the addition of the Stuart Weitzman product line and lower transportation costs.

        Domestic retail gross profit margins were 50.8% and 51.5% for 2011 and 2010, respectively. The decrease was primarily due to increased promotional activity to clear slow-moving inventory and higher production costs, partially offset by the mix of products sold as a result of the addition of the Stuart Weitzman locations.

        International wholesale gross profit margins were 29.8% and 25.4% for 2011 and 2010, respectively. The increase was primarily due to the mix of products sold as a result of the additions of the Stuart Weitzman and Kurt Geiger businesses and the Mexican wholesale program.

        International retail gross profit margins were 57.1% and 55.8% for 2011 and 2010, respectively. The increase was primarily due to the mix of products sold as a result of operating the Stuart Weitzman business for a full year in 2011 and our new Spanish retail business.

        SG&A Expenses. SG&A expenses were $1.2 billion in 2011 and $1.1 billion in 2010. The acquisition of Kurt Geiger added $118.6 million in SG&A expenses in 2011.

        Domestic wholesale sportswear SG&A expenses decreased $15.6 million, primarily due to a $12.2 million difference in adjustments to the Moda acquisition consideration liability, a $2.7 million reduction in depreciation and amortization expense, a $1.7 million reduction in professional fees, a $0.8 million decrease in marketing costs, a $0.6 million gain on the purchase of British Pounds related to the Kurt Geiger acquisition and $2.6 million of other net cost decreases, partially offset by a $5.0 million increase in compensation costs due to a higher employee headcount and severance costs.

        Domestic wholesale jeanswear SG&A expenses decreased $6.1 million, primarily due to a $12.2 million decrease in distribution costs, primarily related to costs incurred to shut down our Texas distribution facility in the prior period, and a $1.6 million decrease in national advertising costs, partially offset by a $2.9 million increase in administrative costs, a $1.3 million increase relating to the closure of a South Carolina distribution facility in the prior period, a $1.3 million increase in royalty expenses relating to the Jessica Simpson product lines, a $1.0 million increase in compensation costs and $1.2 million of other net cost increases.

        Domestic wholesale footwear and accessories SG&A expenses increased $12.4 million, primarily due to a net $12.6 million increase in losses recorded related to future costs of leases on buildings we do not currently use, $9.2 million of expenses added as a result of the acquisition of SWH (primarily due to twelve months of operation in 2011 compared with seven months in 2010), a $3.8 million increase in administrative costs, a $2.7 million increase in marketing costs, a $2.8 million decrease in expenses allocated to other segments and $1.4 million of other net cost increases. These increases were partially offset by $10.4 million in purchase accounting amortization in the prior period related to acquired SWH customer orders, a $5.5 million decrease in distribution costs and a $4.2 million decrease in compensation and severance costs.

        Domestic retail SG&A expenses decreased $22.2 million, primarily due to a $15.0 million reduction in salaries and benefits, a $15.3 million reduction in occupancy and depreciation costs, a $2.1 million reduction in cost allocations from other segments and $2.0 million of other net cost reductions, as a result of operating fewer stores in the current period, a $1.9 million write-off of aged merchandise credits and a $7.8 million reduction in lease-related costs related to closed stores. These decreases were partially offset by $19.7 million related to the stores acquired in the SWH acquisition (primarily due to 12 months of operation in 2011 compared with seven in 2010) and a $2.2 million increase in distribution costs primarily related to our e-commerce business.

        International wholesale SG&A expenses increased $19.9 million, primarily due to $9.8 million from the acquisition of SWH (primarily due to 12 months of operation in 2011 compared with seven months in 2010), $4.7 million from the acquisition of Kurt Geiger, a $3.8 million increase in our Nine West international business (primarily due to $1.6 million in marketing costs and $1.1 million in product development costs) and $2.5 million related to our new Mexican wholesale program, partially offset by a $0.9 million effect of exchange rate differences between the U.S. and Canadian Dollars.

        International retail SG&A expenses increased $122.2 million, primarily due to $102.6 million from the acquisition of Kurt Geiger, $13.5 million from our new Spanish retail business, $4.5 million from the acquisition of SWH (primarily due to 12 months of operation in 2011 compared with seven in 2010) and a net $1.6 million increase in costs for our Canadian business (primarily due to higher expense allocations from the international wholesale segment and the effect of exchange rates between the U.S. and Canadian Dollars).

        SG&A expenses for the licensing, other and eliminations segment decreased $10.4 million, primarily due to an $8.8 million decrease in contributions (the prior year included contributions to the Sidney Kimmel Comprehensive Cancer Center at Johns Hopkins and to Jones New York In The Classroom and the establishment of an educational assistance fund for the children of our associates), a $5.6 million reduction in employee compensation costs, primarily related to lower amortization of stock-based compensation, a $2.6 million impairment of an acquired license in the prior period, and $1.5 million of other net cost reductions, partially offset by a $6.8 million effect of exchange rate differences between the U.S. Dollar and the British Pound and Canadian Dollar, primarily related to intercompany accounts, and a $1.3 million increase in professional fees.

        Trademark Impairment Losses. As a result of our annual trademark impairment analyses, we recorded trademark impairment charges of $31.5 million and $37.6 million in 2011 and 2010, respectively, as a result of decreases in projected revenues for certain brands. For more information, see "Goodwill and Other Intangible Assets" in Notes to Consolidated Financial Statements.

        Operating Income. The resulting operating income for 2011 was $140.5 million, compared with $144.9 million for 2010, due to the factors described above.

        Net Interest Expense. Net interest expense increased $14.4 million, the result of a $16.8 million increase in interest related to our senior notes (primarily resulting from the issuance of our 6.875% Senior Notes on March 7, 2011), a $5.1 million increase in interest recorded on the SWH acquisition consideration liability, a $0.7 million reduction of interest income due to lower average cash balances in 2011 and $0.3 million of other net increases, partially offset by a $6.0 million decrease in interest expense related to our interest rate swaps and cap and a $2.5 million reduction in costs related to our secured revolving credit facility.

        Income Taxes. The effective income tax rate was 27.5% and 36.1% for 2011 and 2010, respectively. Excluding the effects of the trademark impairments, the effective income tax rates were 30.3% and 36.4% for 2011 and 2010, respectively. The decrease is primarily due to the impact of a larger foreign income tax differential on lower pre-tax income in 2011 compared with 2010 and the effects of lower enacted tax rates in the United Kingdom in 2011.

        Net Income and Earnings Per Share. Net income was $50.7 million in 2011, compared with $54.4 million in 2010. Diluted earnings per share for 2011 was $0.61, compared with $0.62 for 2010, with 1.6% fewer shares outstanding in the current period.

2010 Compared with 2009

        Revenues. Total revenues for 2010 were $3.6 billion, compared with $3.3 billion for 2009, an increase of 9.5%. Revenues from external customers by segment were as follows:

(In millions)	2010	2009	Increase	Percent Change
Domestic wholesale sportswear	$965.2	$892.6	$72.6	8.1%
Domestic wholesale jeanswear	819.9	815.2	4.7	0.6
Domestic wholesale footwear and accessories	841.5	697.4	144.1	20.7
Domestic retail	651.2	648.1	3.1	0.5
International wholesale	269.6	186.1	83.5	44.9
International retail	47.0	41.2	5.8	14.1
Licensing and other	48.3	46.8	1.5	3.2
Total revenues	$3,642.7	$3,327.4	$315.3	9.5%

        Domestic wholesale sportswear revenues increased $72.6 million, primarily due to initial shipments of our J Jones New York and Rachel Roy Signature product lines, shipments of our Rachel Rachel Roy products that were introduced for Fall 2009 and increased shipments of our Jones New York, Jones New York Sport and Anne Klein products due to the performance of these product lines at retail, as well as $17.0 million of revenues for the Robert Rodriguez and Robbi & Nikki product lines acquired through the acquisition of Moda. These increases were partially offset by reduced shipments of our discontinued Nine West sportswear product line.

        Domestic wholesale jeanswear revenues increased $4.7 million, primarily due to initial shipments of our Jessica Simpson product line, increased shipments of Nine West jeans due to improved retail performance and increased shipments of our Gloria Vanderbilt products due to the performance of the products at retail and new product extensions. These increases were partially offset by lower shipments of our l.e.i. products to Walmart due to competing new product initiatives and price compression, lower shipments of our Energie product line as a result of product assortment issues and lower shipments of our Erika products, primarily due to repositioning of the product at retail.

        Domestic wholesale footwear and accessories revenues increased $144.1 million, primarily due to $59.8 million in sales of the acquired Stuart Weitzman product line and increased shipments of our Nine West, Easy Spirit, AK Anne Klein and Enzo Angiolini product lines due to product performance and the improved economic conditions compared to the prior year.

        Domestic retail revenues increased $3.1 million, primarily due to $27.0 million related to the acquired Stuart Weitzman stores and a 3.5% increase in comparable store sales ($19.8 million) resulting from product performance, partially offset by the closure of underperforming locations. Our comparable e-commerce business sales increased 21.7% ($11.1 million), our comparable footwear store sales increased 2.4% ($8.6 million) and our comparable apparel store sales increased 0.1% ($0.1 million). We began 2010 with 901 retail locations, had a net decrease of 179 locations during the year and added 37 locations as a result of the SWH acquisition to end the year with 759 locations.

        International wholesale revenues increased $83.5 million, primarily due to a $45.4 million increase in our international footwear business due to improved global economic conditions and product performance, $37.4 million in sales of the acquired Stuart Weitzman product line, initial shipments of our Jones New York brands for the Mexican wholesale business and initial shipments of the Rachel Rachel Roy brand in Canada. These increases are partially offset by the discontinuation of certain Nine West apparel brands in Canada. The increase in revenues includes a $3.6 million favorable effect of changes in exchange rates between the U.S. and Canadian Dollars.

        International retail revenues increased $5.8 million, primarily due to $4.6 million related to the acquired Stuart Weitzman stores. The increase in revenue includes a $4.1 million favorable effect of changes in exchange rates between the U.S. and Canadian Dollars, which is partially offset by reduction in units sold in our Canadian retail stores. We began 2010 with 37 retail locations and added seven locations as a result of the SWH acquisition to end the year with 44 locations.

        Licensing and other revenues increased $1.5 million, primarily due to increased sales volume of our licensees and $0.4 million of SWH licensing revenues.

        Gross Profit Margin. The gross profit margins were 34.5% and 34.4% for 2010 and 2009, respectively.

        Domestic wholesale sportswear gross profit margins were 33.4% and 33.6% for 2010 and 2009, respectively. The decrease is due to higher product costs and lower recoveries on products sold to off-price retailers, partially offset by the mix of products shipped in the current year.

        Domestic wholesale jeanswear gross profit margins were 24.9% and 24.7% for 2010 and 2009, respectively. The increase was primarily due to the mix of products shipped and lower levels of discontinued products in 2010, partially offset by price compression on our Energie, l.e.i. and private label products.

        Domestic wholesale footwear and accessories gross profit margins were 29.8% and 30.2% for 2010 and 2009, respectively. The decrease is due to increased product (material and labor) and transportation costs in the current period, partially offset by the mix of products shipped in 2010 and additional discounting in 2009 to assist our customers in liquidating excess jewelry inventory due to economic conditions.

        Domestic retail gross profit margins were 51.5% and 50.8% for 2010 and 2009, respectively. The increase was primarily due to the mix of products sold as a result of the addition of the Stuart Weitzman retail locations, partially offset by increased product and transportation costs and costs to liquidate inventory in our Bandolino footwear and AK Anne Klein apparel retail locations that were closed.

        International wholesale gross profit margins were 25.4% and 21.3% for 2010 and 2009, respectively. The increase was primarily due to the initial shipments for the Mexican wholesale business and the mix of products shipped in 2010.

        International retail gross profit margins were 55.8% and 42.0% for 2010 and 2009, respectively. The increase was primarily due to the mix of products sold as a result of the addition of the Stuart Weitzman retail locations and higher margins due to lower average unit costs on the product mix sold in our Canadian retail stores. The increase includes a $2.1 million favorable effect of changes in exchange rates between the U.S. and Canadian Dollars in 2010.

        SG&A Expenses. SG&A expenses were $1.1 billion in 2010 and $1.0 billion in 2009.

        Domestic wholesale sportswear SG&A expenses increased $15.6 million, primarily due to $14.6 million of expenses added as a result of the Moda acquisition, which includes a $4.1 million fair value adjustment of the related acquisition consideration payable, and $1.0 million of other net cost increases in the current year.

        Domestic wholesale jeanswear SG&A expenses decreased $3.9 million, primarily due to a $4.4 million adjustment to accrued lease costs for a closed warehouse and a $2.5 million reduction in administrative costs, partially offset by a $2.2 million increase in personnel costs and $0.8 million of other net cost increases.

        Domestic wholesale footwear and accessories SG&A expenses increased $37.6 million, primarily due to $21.1 million of expenses added as a result of the SWH acquisition, a $7.3 million increase in administrative costs, a $5.7 million increase in severance costs in our footwear and accessories businesses (primarily related to executive management changes in our footwear business), a $3.2 million increase in distribution costs due to increased volume, a $3.3 million increase in compensation expenses, increased spending on samples of $1.8 million, and a $2.1 million increase in total advertising costs and $0.3 million of other net cost increases. These expenses and cost increases were partially offset by lower restructuring costs in our jewelry business of $3.7 million, favorable settlement of a state tax audit in the amount of $1.7 million and lower depreciation of $1.8 million.

        Domestic retail SG&A expenses decreased $23.4 million, primarily due to operating fewer stores in the current year. Cost reductions included a $17.0 million reduction in asset impairment and restructuring charges as compared with the prior year, an $18.6 million decrease in occupancy costs and a $16.5 million decrease in compensation costs, partially offset by a $4.5 million increase in administrative costs, a $2.0 million increase in lease termination fees and $2.1 million of other net cost increases. The stores acquired in the SWH acquisition also added $20.1 million of expenses to the current year.

        International wholesale SG&A expenses increased $0.9 million, primarily due to $6.5 million of expenses added as a result of the SWH acquisition, increase in severance costs of $1.1 million from executive management changes in Canada, and a $0.6 million unfavorable effect of changes in exchange rates between the U.S. and Canadian Dollars. These increases were partially offset by $3.9 million in 2009 related to the bankruptcy of our former United Kingdom footwear licensee and $3.4 million of other net cost reductions in 2010 related to our Canadian and international footwear operations.

        International retail SG&A expenses increased by $5.8 million, primarily due to $3.1 million related to the stores acquired in the SWH acquisition, $0.8 million in higher administrative costs, a $1.5 million unfavorable effect of changes in exchange rates between the U.S. and Canadian Dollars and $0.4 million in other net cost increases.

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

        Trademark and Goodwill Impairment Losses. As a result of our annual trademark impairment analyses, we recorded trademark impairment charges of $37.6 million and $28.7 million in 2010 and 2009, respectively, as a result of decreases in projected revenues for certain brands. As a result of our annual goodwill impairment analyses, we recorded $120.6 million in 2009 as a result of lower projected revenues and profitability of our retail businesses and an increase in the discount rate. For more information, see "Goodwill and Other Intangible Assets" in Notes to Consolidated Financial Statements.

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

        Net Income (Loss) and Earnings (Loss) Per Share. Net income was $54.4 million in 2010, compared with a net loss of $86.3 million in 2009. Diluted earnings per share for 2010 was $0.62, compared with a diluted loss per share of $1.02 for 2009, with 1.1% more shares outstanding in 2010.

Liquidity and Capital Resources

        Our principal capital requirements have been for working capital needs, capital expenditures, dividend payments, acquisition funding and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations and expansion. As of December 31, 2011, total cash and cash equivalents were $238.8 million, an increase of $38.0 million from the $200.8 million reported as of December 31, 2010.

        We currently fund our operations primarily through cash generated by operating activities, and rely on our revolving credit facility for the issuance of letters of credit for the purchases of inventory and other business needs as well as for cash borrowings for general corporate purposes as needed.

        Cash flows from operating activities provided $271.7 million, $141.3 million and $349.0 million in 2011, 2010 and 2009, respectively.

        Net cash provided by operating activities increased $130.4 million from 2010 to 2011, primarily due to changes in working capital. Accounts receivable decreased in the current period compared to an increase in the prior period primarily due to lower levels of wholesale shipments in the current period. Inventory decreased in the current period (net of acquired Kurt Geiger inventory) compared with an increase in the prior period, primarily due to the operation of fewer retail stores and a reduction in wholesale customer orders. Accounts payable decreased in the current period compared to an increase in the prior period primarily due to lower levels of inventory purchases and the timing of inventory and related payments. We also paid $24.4 million of accrued Kurt Geiger interest subsequent to the acquisition and received cash inflows related to federal and state tax refunds of $21.5 million in 2011.

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

        Cash flows from investing activities used $243.5 million, $214.3 million and $45.2 million in 2011, 2010 and 2009, respectively.

        Net cash used in investing activities in 2011 funded the acquisition of Kurt Geiger, as well as the purchases of information systems, leasehold improvements and furniture and fixtures. Net cash used in investing activities in 2010 funded the acquisition of Moda and SWH, as well as the purchases of information systems, leasehold improvements and furniture and fixtures. Net cash used in investing activities in 2009 funded capital expenditures, primarily for computer systems, and the acquisition of an additional 15% interest in GRI. Capital expenditures, which amounted to $98.0 million in 2011, are expected to be approximately $80 to $90 million for 2012, primarily for computer systems and retail store and showroom construction and remodeling. Although many of the anticipated expenditures for 2012 are discretionary, we believe they are necessary to maintain consistent operating levels. We expect to fund the expenditures from cash generated by operations.

        Cash flows from financing activities provided $10.4 million in 2011, primarily as the result of the issuance of $300.0 million of 6.875% Senior Notes due 2019 (the "2019 Notes"). Uses of cash during this period were primarily for the repayment of acquired Kurt Geiger debt, debt issuance and financing costs, the repurchase of our common stock, the payment of dividends and payments related to the acquisition consideration payable from the SWH acquisition.

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

        We repurchased 7.2 million shares of our common stock for $78.0 million in 2011, and we repurchased 740,000 shares of our common stock for $10.7 million in 2010. We repurchased no common stock during 2009. As of December 31, 2011, $215.4 million of Board authorized repurchases was still available. Additional share repurchases in the future will depend on, among other things, market conditions and our financial condition, although any such repurchases will be subject to limitations under our current revolving credit agreement. Our Board of Directors has authorized our common stock repurchases as a tax-effective means to enhance shareholder value and distribute cash to shareholders and, to a lesser extent, to offset the impact of dilution resulting from the issuance of shares of restricted stock and the exercise of employee stock options. We believe that we have sufficient sources of funds to repurchase shares without significantly impacting our short-term or long-term liquidity. In authorizing future share repurchase programs, our Board of Directors gives careful consideration to our projected cash flows, our existing capital resources and repurchase limitations under our current revolving credit agreement.

        We have a secured revolving credit agreement expiring on April 28, 2016 (the "Credit Facility") with several lending institutions to borrow an aggregate principal amount of up to $650 million. The terms and conditions of our Credit Facility provide for, among other things: (1) a $350 million U.S. commitment which may be drawn by the U.S. borrowers as revolving loans in U.S. Dollars or letters of credit in Canadian Dollars, U.S. Dollars, or an "LC Alternative Currency" (namely Euros, sterling, or any other currency acceptable to the lenders); and (2) a $300 million international commitment which may be drawn by the U.S. borrowers or by any Canadian or European borrowers as revolving loans or letters of credit in Canadian Dollars, U.S. Dollars, or an LC Alternative Currency. Up to the entire amount of the Credit Facility is available for cash borrowings, with up to $350 million available for all letters of credit, and additional sublimits on letters of credit including (but not limited to) $50 million for standby letters of credit, $350 million for trade letters of credit, and $150 million for letters of credit under the U.S. commitment denominated in an LC Alternative Currency.

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

        Availability under the Credit Facility is determined with reference to a borrowing base consisting of a percentage of eligible inventory, accounts receivable, credit card receivables and licensee receivables, minus reserves determined by the joint collateral agents. At December 31, 2011, we had no cash borrowings and $22.8 million of letters of credit outstanding, and our remaining availability was $384.0 million. If availability under the Credit Facility falls below a stated level, we will be required to comply with a minimum fixed charge coverage ratio. The Credit Facility also contains affirmative and negative covenants that, among other things, will limit or restrict our ability to (1) incur indebtedness, (2) create liens, (3) merge, consolidate, liquidate or dissolve, (4) make investments (including acquisitions), loans or advances, (5) sell assets, (6) enter into sale and leaseback transactions, (7) enter into swap agreements, (8) make certain restricted payments (including dividends and other payments in respect of capital stock), (9) enter into transactions with affiliates, (10) enter into restrictive agreements, and (11) amend material documents. The Credit Facility is secured by a first priority lien on substantially all of our personal property.

        SWH has a $1.5 million unsecured borrowing facility with a lending institution that expires on October 1, 2012 and is renewable on an annual basis, under which no cash borrowings and $1.1 million in letters of credit were outstanding at December 31, 2011. Cash borrowings under this facility bear interest based on either the prevailing prime rate or the prevailing LIBOR rate plus 300 basis points. SWH also has a €0.3 million variable-rate unsecured borrowing facility with a European lending institution that expires in March 2012 and is renewable on an annual basis, under which no amounts were outstanding at December 31, 2011.

        Proceeds from the issuance of common stock to our employees exercising stock options amounted to $0.6 million in 2010. No employees exercised stock options in 2009 or 2011.

        We recorded net pension expenses of $10.9 million, $2.6 million and $1.0 million in 2011, 2010 and 2009, respectively, to other comprehensive income resulting primarily from a lowering of the discount rate used to determine projected pension benefits in all periods and investment losses in 2011. Our pension and postretirement plans are currently underfunded by a total of $26.5 million. As the benefits under our defined benefit pension plans are frozen with respect to service credits, the effects on future pension expense are not anticipated to be material to our results of operations or to our liquidity. We contributed $5.2 million and $7.7 million to our defined benefit plans in 2011 and 2010, respectively. We expect to contribute $6.5 million to our defined benefit plans in 2012.

        On February 8, 2012, we announced that our Board of Directors had declared a quarterly cash dividend of $0.05 per share to all common stockholders of record as of February 24, 2012 for payment on March 9, 2012.

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

        Our products are manufactured in many foreign countries, including China, Brazil, Spain and Italy. Due to the current and expected future economic relationship between the United States and China, we may experience increased risk related to changes in foreign currency exchange rates should China allow the Yuan to rise in value against the Dollar. We may also experience increased risk related to changes in foreign currency rates between the Euro, British Pound and the Dollar due to economic conditions in Europe. Should either of these occur, increased production costs for our goods manufactured in China, Spain and Italy could result.

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

Contractual Obligations and Contingent Liabilities and Commitments

        The following is a summary of our significant contractual obligations for the periods indicated that existed as of December 31, 2011, and, except for purchase obligations and other long-term liabilities, is based on information appearing in the Notes to Consolidated Financial Statements (amounts in millions).

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$809.8	$0.1	$250.1	$9.6	$550.0
Interest on long-term debt (1)	537.8	49.2	96.9	72.5	319.2
Capital lease obligations	35.7	3.6	7.3	7.4	17.4
Operating lease obligations (2)	951.9	125.2	229.3	185.7	411.7
Purchase obligations (3)	727.3	719.7	2.8	3.1	1.7
Minimum royalty payments (4)	15.8	3.4	8.9	3.5	-
Capital expenditure commitments	22.4	22.4	-	-	-
Deferred compensation	7.5	7.5	-	-	-
Acquisition consideration payable (5)	236.7	214.9	16.3	5.5	-
Other long-term liabilities (6)	93.4	10.4	29.0	23.0	31.0
Total contractual obligations (7)	$3,438.3	$1,156.4	$640.6	$310.3	$1,331.0
(1)	Excludes the effects of our interest rate swaps or cap. The maximum future net cash payments under these contracts total $23.9 million, for which we cannot make reasonably reliable estimates of the timing and amounts to be paid, if any.
(2)	Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating $13.3 million.
(3)	Includes outstanding trade letters of credit of $3.4 million, which primarily represent inventory purchase commitments which typically mature in two to six months and excludes $19.4 million of standby letters of credit, for which we cannot make reasonably reliable estimates of the timing and amounts (if any) to be paid.
(4)	Under exclusive licenses to manufacture certain items under trademarks not owned by us pursuant to various license agreements, we are obligated to pay the licensors a percentage of our net sales of these licensed products, subject to minimum scheduled royalty and advertising payments. Amounts shown do not reflect the application of $1.8 million in advances against future royalties.
(5)	Represents estimated cash payments. Amounts reported as liabilities in the consolidated balance sheets primarily represent the present value of these payments.
(6)	Consists primarily of deferred rent and pension and postretirement liabilities. Pension and postretirement liabilities, which total $26.5 million, are reported under the more than five years column, as we cannot make reasonably reliable estimates of the timing and amounts to be paid. We plan to contribute $6.5 million to our defined benefit plans in 2012.

(7)	Excludes $4.7 million of uncertain tax positions, for which we cannot make reasonably reliable estimates of the timing and amounts to be paid.

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

        In June 2011, FASB issued ASU 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income." ASU 2011-05 eliminates the option that permits the presentation of other comprehensive income in the statement of changes in equity and requires presenting components of net income and comprehensive income in either a one-statement approach with totals for both net income and comprehensive income, or a two-statement approach where a statement presenting the components of net income and total net income must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. For public companies, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted. We have adopted the two-statement approach as of December 31, 2011.

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

        In December 2011, the FASB issued ASU 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." ASU 2011-11 provides for additional disclosures of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments in this Update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and disclosures required by these amendments should be provided retrospectively for all comparative periods presented.

        In December 2011, the FASB issued ASU 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. ASU 2011-12 did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. The amendments are effective at the same time as the amendments in ASU 2011-05.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Instruments

        We are exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market value of our fixed rate long-term debt. We manage this exposure through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Our policy allows the use of derivative financial instruments for identifiable market risk exposures, including interest rate and foreign currency fluctuations. We do not enter into derivative financial contracts for trading or other speculative purposes. The following quantitative disclosures were derived using quoted market prices, yields and theoretical pricing models obtained through independent pricing sources for the same or similar types of financial instruments, taking into consideration the underlying terms, such as the coupon rate, term to maturity and embedded call options. Certain items such as lease contracts, insurance contracts, and obligations for pension and other post-retirement benefits were not included in the analysis. For further information see "Derivatives" and "Financial Instruments" in the Notes to Consolidated Financial Statements.

Interest Rates

        Our primary interest rate exposures relate to the fair value of our fixed rate long-term debt and interest expense related to our revolving credit facility.

        At December 31, 2011, the fair value of our fixed rate debt was $700.8 million. On that date, the potential decrease in fair value of our fixed rate long-term debt instruments resulting from a hypothetical 10% adverse change in interest rates was approximately $63.7 million.

        Our primary interest rate exposures on variable rate credit facilities are with respect to United States and Canadian short-term rates. Cash borrowings under these facilities bear interest at rates that vary with changes in prevailing market rates. At December 31, 2011, we had $651.9 million in variable rate credit facilities, under which no cash borrowings and $23.9 million of letters of credit were outstanding.

        At December 31, 2011, we had outstanding interest rate swaps to convert our $250 million 5.125% Senior Notes due 2014 (the "Notes") to variable-rate debt and an interest rate cap to limit our exposure to increases in the variable rates of our interest rate swaps. Under the terms of the swap contracts, we are required to make semiannual variable-rate payments to the counterparties calculated based on three-month LIBOR rates (which are reset on the 15th day of each calendar quarter) plus 3.46%, and the counterparties are obligated to make semiannual fixed-rate payments to us of 5.125%. We also have an interest rate cap that limits our three-month LIBOR rate exposure to 5.0%. The swap and cap transactions have a termination date of November 15, 2014, the date the Notes mature.

        At December 31, 2011, the fair value of the interest rate swaps was an asset of $5.5 million and the fair value of the interest rate cap was an asset of $0.2 million. The maximum future net cash payments that could be made under these contracts are estimated to be $23.9 million.

Foreign Currency Exchange Rates

        We are exposed to market risk related to changes in foreign currency exchange rates. Our products have historically been purchased from foreign manufacturers in pre-set United States Dollar prices. With the acquisition of SWH and Kurt Geiger, we also purchase certain products in Euros and Pounds. We also have assets, liabilities and intercompany accounts denominated in certain foreign currencies that generate exchange gains and losses as exchange rates change. To date, we generally have not been materially adversely affected by fluctuations in exchange rates.

        At December 31, 2011, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total notional value of US $5.3 million at a weighted-average exchange rate of $1.01 maturing through March 2012. The fair value of these contracts at December 31, 2011 was a $0.1 million unrealized gain. We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. We are exposed to credit-related losses if the counterparty to a financial instrument fails to perform its obligation. However, we do not expect the counterparty, which presently has a high credit rating, to fail to meet its obligations.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

February 21, 2012

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

        In order to ensure that our internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for our financial reporting as of December 31, 2011. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as COSO. Our assessment included the documentation and understanding of our internal control over financial reporting. We have evaluated the design effectiveness and tested the operating effectiveness of internal controls to form our conclusion.

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

        In accordance with SEC guidance regarding the reporting of internal control over financial reporting in connection with a material acquisition, management may omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year. Accordingly, we have excluded Kurt Geiger from the scope of management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. The assets and revenues of Kurt Geiger excluded from management's assessment constituted 4.9% of total assets as of December 31, 2011 and 5.7% of revenues for the year ended December 31, 2011. Management did not assess the effectiveness of internal control over financial reporting of Kurt Geiger because of the timing of the acquisition, which was completed on June 2, 2011.

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

        BDO USA, LLP, the independent registered public accounting firm who audits our financial statements, has audited our internal control over financial reporting as of December 31, 2011 and has expressed an unqualified opinion thereon.

Wesley R. Card Chief Executive Officer	John T. McClain Chief Financial Officer

Tel: 212-885-8000 Fax: 212-697-1299 www.bdo.com	100 Park Ave New York, NY 10017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
The Jones Group Inc.
New York, New York

We have audited The Jones Group Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Jones Group Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of KG Group Holdings Limited, which was acquired on June 2, 2011, and which is included in the consolidated balance sheet of The Jones Group Inc. as of December 31, 2011, and the related consolidated statements of operations, statements of comprehensive income (loss), changes in equity, and cash flows for the year then ended. The assets and revenues of KG Group Holdings Limited excluded from management's assessment constituted 4.9% of total assets as of December 31, 2011, and 5.7% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of KG Group Holdings Limited because of the timing of the acquisition, which was completed on June 2, 2011. Our audit of internal control over financial reporting of The Jones Group Inc. also did not include an evaluation of the internal control over financial reporting of KG Group Holdings Limited.

In our opinion, The Jones Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Jones Group Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, statements of comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 21, 2012 expressed an unqualified opinion thereon.

New York, New York
February 21, 2012

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the International BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Tel: 212-885-8000 Fax: 212-697-1299 www.bdo.com	100 Park Ave New York, NY 10017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
The Jones Group Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of The Jones Group Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, statements of comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Jones Group Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Jones Group Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 21, 2012 expressed an unqualified opinion thereon.

New York, New York
February 21, 2012

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the International BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

THE JONES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(ALL AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

December 31,	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$238.8	$200.8
Accounts receivable	339.6	345.6
Inventories, primarily finished goods	491.1	465.9
Prepaid and refundable income taxes	11.9	18.7
Deferred taxes	26.4	28.0
Loan to unconsolidated affiliate	10.0	-
Prepaid expenses and other current assets	37.7	32.1
Total current assets	1,155.5	1,091.1
Property, plant and equipment, at cost, less accumulated depreciation and amortization	271.4	226.4
Goodwill	255.3	161.8
Other intangibles, less accumulated amortization	897.4	726.7
Investment in and loan to unconsolidated affiliate	35.6	40.2
Other assets	100.1	86.2
Total assets	$2,715.3	$2,332.4
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$0.1	$0.1
Current portion of capital lease obligations	1.9	1.7
Current portion of acquisition consideration payable	194.1	14.1
Accounts payable	236.2	213.4
Income taxes payable	1.4	-
Accrued employee compensation and benefits	45.3	49.3
Accrued expenses and other current liabilities	101.0	93.1
Total current liabilities	580.0	371.7
Long-term debt	831.4	509.9
Obligations under capital leases	23.3	25.2
Income taxes	6.7	6.3
Deferred taxes	73.4	0.3
Acquisition consideration payable	17.7	201.3
Other	93.4	79.4
Total liabilities	1,625.9	1,194.1
Commitments and contingencies	-	-
Equity:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-	-
Common stock, $.01 par value - shares authorized 200.0; issued 81.0 and 86.4	0.8	0.9
Additional paid-in capital	521.8	541.9
Retained earnings	596.2	603.8
Accumulated other comprehensive loss	(29.6)	(8.4)
Total Jones stockholders' equity	1,089.2	1,138.2
Noncontrolling interest	0.2	0.1
Total equity	1,089.4	1,138.3
Total liabilities and equity	$2,715.3	$2,332.4
See accompanying notes to consolidated financial statements

THE JONES GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(ALL AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

Year Ended December 31,	2011	2010	2009
Net sales	$3,734.0	$3,593.5	$3,279.7
Licensing income	50.2	48.3	46.8
Other revenues	1.1	0.9	0.9
Total revenues	3,785.3	3,642.7	3,327.4
Cost of goods sold	2,440.1	2,387.2	2,181.5
Gross profit	1,345.2	1,255.5	1,145.9
Selling, general and administrative expenses	1,173.2	1,073.0	1,008.7
Trademark impairments	31.5	37.6	28.7
Goodwill impairment	-	-	120.6
Operating income (loss)	140.5	144.9	(12.1)
Interest income	0.9	1.5	2.8
Interest expense and financing costs	74.2	60.4	55.6
Loss and costs associated with repurchase of 4.250% Senior Notes	-	-	1.5
Equity in income (loss) of unconsolidated affiliate	3.9	(0.9)	(3.7)
Income (loss) before provision for income taxes	71.1	85.1	(70.1)
Provision for income taxes	19.6	30.7	16.2
Net income (loss)	51.5	54.4	(86.3)
Less: income attributable to noncontrolling interest	0.8	0.6	0.3
Income (loss) income attributable to Jones	$50.7	$53.8	$(86.6)

Earnings (loss) per share
Basic	$0.62	$0.63	$(1.02)
Diluted	0.61	0.62	(1.02)
Weighted average common shares outstanding
Basic	79.6	82.1	81.7
Diluted	81.3	82.6	81.7

Dividends declared per share	$0.20	$0.20	$0.20

See accompanying notes to consolidated financial statements

THE JONES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(ALL AMOUNTS IN MILLIONS)

Year Ended December 31,	2011	2010	2009
Net income (loss)	$51.5	$54.4	$(86.3)
Other comprehensive (loss) income:
Pension and postretirement liability adjustments, net of $3.9, $1.0 and $0.3 tax benefit	(7.1)	(1.7)	(0.6)
Change in fair value of cash flow hedges, net of $0.1, $0.1 and $0.4 tax benefit	(0.2)	(0.3)	(0.7)
Reclassification adjustment for hedge gains and losses included in net income (loss), net of $0.2, $0.1 and $0.2 tax benefit	0.5	0.1	0.4
Foreign currency translation adjustments	(14.4)	1.1	5.0
Total other comprehensive (loss) income	(21.2)	(0.8)	4.1
Comprehensive income (loss)	$30.3	$53.6	$(82.2)

See accompanying notes to consolidated financial statements

THE JONES GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(ALL AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	Number of common shares outstanding	Total equity	Common stock	Additional paid-in capital	Retained earnings	Accumu- lated other compre- hensive income (loss)	Treasury stock	Non-controlling interest
Balance, January 1, 2009	83.4	$1,182.2	$1.5	$1,350.7	$1,668.0	$(11.7)	$(1,826.3)	$-
Year ended December 31, 2009:
Comprehensive (loss) income	-	(82.2)	-	-	(86.6)	4.1	-	0.3
Issuance of restricted stock to employees, net of forfeitures	2.0	-	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	13.0	0.1	12.9	-	-	-	-
Distributions to noncontrolling interest	-	(0.2)	-	-	-	-	-	(0.2)
Tax effects from vesting of restricted stock	-	(1.1)	-	(1.1)	-	-	-	-
Tax effects of expired employee stock options	-	(2.2)	-	(2.2)	-	-	-	-
Dividends on common stock ($0.20 per share)	-	(17.0)	-	-	(17.0)	-	-	-
Balance, December 31, 2009	85.4	1,092.5	1.6	1,360.3	1,564.4	(7.6)	(1,826.3)	0.1
Year ended December 31, 2010:
Comprehensive income (loss)	-	53.6	-	-	53.8	(0.8)	-	0.6
Issuance of restricted stock to employees, net of forfeitures	1.7	-	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	22.0	-	22.0	-	-	-	-
Exercise of employee stock options	-	0.6	-	0.6	-	-	-	-
Distributions to noncontrolling interest	-	(0.6)	-	-	-	-	-	(0.6)
Tax effects from exercise of employee stock options and vesting of restricted stock	-	(0.6)	-	(0.6)	-	-	-	-
Tax effects of expired employee stock options	-	(1.1)	-	(1.1)	-	-	-	-
Dividends on common stock ($0.20 per share)	-	(17.4)	-	-	(17.4)	-	-	-
Treasury stock acquired	(0.7)	(10.7)	-	-	-	-	(10.7)	-
Retirement of treasury stock	-	-	(0.7)	(839.3)	(997.0)	-	1,837.0	-
Balance, December 31, 2010	86.4	1,138.3	0.9	541.9	603.8	(8.4)	-	0.1
Year ended December 31, 2011:
Comprehensive income (loss)	-	30.3	-	-	50.7	(21.2)	-	0.8
Issuance of restricted stock to employees, net of forfeitures	1.8	-	-	-	-	-	-	-
Amortization expense in connection with restricted stock	-	16.7	-	16.7	-	-	-	-
Distributions to noncontrolling interest	-	(0.7)	-	-	-	-	-	(0.7)
Tax effects from vesting of restricted stock	-	1.1	-	1.1	-	-	-	-
Tax effects of expired employee stock options	-	(1.4)	-	(1.4)	-	-	-	-
Dividends on common stock ($0.20 per share)	-	(17.0)	-	-	(17.0)	-	-	-
Treasury stock acquired	(7.2)	(78.0)	(0.1)	(36.5)	(41.4)	-	-	-
Other	-	0.1	-	-	0.1	-	-	-
Balance, December 31, 2011	81.0	$1,089.4	$0.8	$521.8	$596.2	$(29.6)	$-	$0.2

See accompanying notes to consolidated financial statements

THE JONES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(ALL AMOUNTS IN MILLIONS)

Year Ended December 31,	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$51.5	$54.4	$(86.3)
Adjustments to reconcile income (loss) to net cash provided by operating activities, net of acquisitions:
Amortization of employee stock options and restricted stock	16.7	22.0	13.0
Depreciation and other amortization	88.1	91.9	78.7
Loss and costs associated with repurchase of 4.250% Senior Notes	-	-	1.5
Impairment losses on property, plant and equipment	10.6	9.0	24.4
Goodwill impairment	-	-	120.6
Other intangible asset impairments	31.5	40.2	28.7
Adjustments to acquisition consideration payable	11.9	19.0	-
Equity in (income) loss of unconsolidated affiliates	(3.9)	0.9	3.7
Provision for (recovery of) losses on accounts receivable	1.3	(0.2)	1.7
Deferred taxes	17.9	4.5	10.7
Fair value adjustments related to interest rate swaps and cap	2.1	2.4	-
Write-off of deferred financing fees	1.9	-	4.4
Other items, net	6.1	0.3	1.3
Changes in operating assets and liabilities:
Accounts receivable	22.3	(19.5)	56.3
Inventories	25.7	(70.3)	136.9
Prepaid expenses and other current assets	1.3	(4.7)	9.5
Accounts payable	(5.7)	24.8	(46.8)
Income taxes payable/prepaid income taxes	7.2	(21.1)	0.6
Accrued expenses and other current liabilities	(21.2)	8.0	(4.6)
Acquisition consideration payable	(5.3)	(1.3)	-
Other assets and liabilities	11.7	(19.0)	(5.3)
Total adjustments	220.2	86.9	435.3
Net cash provided by operating activities	271.7	141.3	349.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of KG Group Holdings, net of cash acquired	(143.1)	-	-
Acquisition of Stuart Weitzman Holdings, net of cash acquired	-	(159.3)	-
Acquisition of Moda Nicola International	(2.5)	(14.4)	-
Investment in GRI Group Limited	-	-	(15.2)
Capital expenditures	(98.0)	(41.0)	(30.0)
Other items, net	0.1	0.4	-
Net cash used in investing activities	(243.5)	(214.3)	(45.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of 6.875% Senior Notes	300.0	-	-
Debt issuance costs	(6.6)	-	-
Repurchase of 4.250% Senior Notes	-	-	(237.7)
Redemption at maturity of 4.250% Senior Notes	-	-	(7.5)
Payment of consent fees	-	-	(12.9)
Costs associated with consent fees and repurchase of 4.250% Senior Notes	-	-	(1.8)
Repayment of acquired debt of KG Group Holdings	(174.1)	-	-
Costs related to secured revolving credit agreement	(3.3)	(7.3)	(30.1)
Repayments of long-term debt	(0.1)	(0.2)	-
Cash distributions to former owners of Stuart Weitzman Holdings	-	(19.0)	-
Distributions to noncontrolling interest	(0.7)	(0.6)	(0.2)
Payments of acquisition consideration payable	(10.1)	(4.3)	-
Purchases of treasury stock	(78.0)	(10.7)	-
Proceeds from exercise of employee stock options	-	0.6	-
Dividends paid	(16.6)	(17.2)	(17.0)
Principal payments on capital leases	(1.7)	(2.6)	(3.1)
Excess tax benefits from share-based payment arrangements	1.6	1.2	-
Net cash provided by (used in) financing activities	10.4	(60.1)	(310.3)
EFFECT OF EXCHANGE RATES ON CASH	(0.6)	0.5	1.6
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38.0	(132.6)	(4.9)
CASH AND CASH EQUIVALENTS, BEGINNING	200.8	333.4	338.3
CASH AND CASH EQUIVALENTS, ENDING	$238.8	$200.8	$333.4

See accompanying notes to consolidated financial statements

THE JONES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation
        The consolidated financial statements include the accounts of The Jones Group Inc. and our subsidiaries. All intercompany balances and transactions have been eliminated. The results of operations of acquired companies are included in our operating results from the respective dates of acquisition. We also have a 25% interest in GRI, which is accounted for under the equity method of accounting.

        We design, contract for the manufacture of and market a broad range of women's collection sportswear, suits and dresses, casual sportswear and jeanswear for women and children and women's and men's footwear and accessories. We sell our products through a broad array of distribution channels, including better specialty and department stores and mass merchandisers, primarily in the United States, Canada and Europe. We also operate our own network of retail and factory outlet stores, concession locations and e-commerce web sites. In addition, we license the use of several of our brand names to select manufacturers and distributors of women's and men's apparel and accessories worldwide.

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

        Our foreign currency forward contracts are highly effective hedges because all the critical terms of the derivative instruments match those of the hedged item, and our interest rate swaps are highly effective based on regression analyses (our interest rate cap agreement has not been designated as a hedge). On the date a qualifying derivative contract is entered into, we designate the derivative as either a fair value hedge or a cash flow hedge. Changes in derivative fair values that are designated as fair value hedges are recognized in earnings as offsets to the changes in fair value of the related hedged assets and liabilities. Changes in derivative fair values that are designated as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income until the associated hedged transactions impact the income statement, at which time the deferred gains and losses are reclassified to either cost of sales for inventory purchases or to selling, general and administrative ("SG&A") expenses for all other items. Any ineffective portion of a hedging derivative's change in fair value will be immediately recognized in cost of sales for foreign currency forward contracts and interest expense for interest rate swap contracts. Differentials to be paid or received under interest rate swap contracts and changes in the fair value of interest rate cap contracts are recognized in income as adjustments to interest expense. Gains or losses generated from the early termination of interest rate swap contracts are amortized to earnings over the remaining terms of the contracts as adjustments to interest expense. The fair values of the derivatives, which are based on observable inputs such as yield curves or foreign exchange spot rates, are reported as other current assets, other assets, accrued expenses and other current liabilities or other noncurrent liabilities, as appropriate.

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

Inventories and Cost of Sales
        Inventories are valued at the lower of cost or market. Inventory values are determined using the FIFO (first in, first out) and weighted average cost methods. We reduce the carrying cost of inventories for obsolete or slow moving items as necessary to properly reflect inventory value. The cost elements included in inventory consist of all direct costs of merchandise (net of purchase discounts and vendor allowances), allocated overhead (primarily design and production costs), inbound freight and merchandise acquisition costs such as commissions and import fees.

        Cost of sales includes the inventory cost elements listed above as well as warehouse outbound freight, merchandise freight between our distribution centers and retail locations and realized gains or losses on foreign currency forward contracts associated with inventory purchases. Our cost of sales may not be comparable to those of other entities, since some entities include all of the costs associated with their distribution functions in cost of sales while we include these costs in SG&A expenses. Distribution costs included in SG&A expenses for 2011, 2010 and 2009 were $93.3 million, $105.4 million and $101.0 million, respectively.

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

Goodwill and Other Intangibles
        Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. We test at least annually our goodwill and other intangibles without determinable lives (primarily tradenames and trademarks) for impairment through the use of discounted cash flow models. Other intangibles with determinable lives, including license agreements, are amortized over the estimated useful lives of the assets (currently ranging from seven months to 23 years).

Foreign Currency Translation
        The financial statements of foreign subsidiaries are translated into U.S. Dollars in accordance with ASC Section 830, "Foreign Currency Matters." Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period. Gains and losses resulting from translation are accumulated in a separate component of stockholders' equity. Gains and losses on transactions denominated and settled in a foreign currency are reflected in the consolidated statements of operations. Net foreign currency (losses) gains included in SG&A expenses were $(5.7) million, $1.0 million and $(1.2) million in 2011, 2010 and 2009, respectively.

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

Revenue Recognition
        Wholesale apparel and footwear and accessories sales are recognized either when products are shipped or, in certain situations, upon acceptance by the customer. Retail sales are recorded at the time of register receipt. Allowances for estimated returns are provided when sales are recorded primarily by reducing revenues for the total revenues related to estimated returns, with an offsetting reduction to cost of sales for the cost of the estimated returns. Sales taxes collected from retail customers are excluded from reported revenues. Licensing income is recognized based on the higher of contractual minimums or sales of licensed products realized by our licensees.

Shipping and Handling Costs
        Shipping and handling costs billed to customers are recorded as revenue. Freight costs associated with shipping goods to customers are recorded as a cost of sales.

Advertising Expense
        We record national advertising campaign costs as an expense when the advertising first takes place and we expense advertising production costs as incurred, net of reimbursements for cooperative advertising. Net advertising expense was $65.6 million, $57.6 million and $45.3 million in 2011, 2010 and 2009, respectively, net of co-operative advertising reimbursements of $11.7 million, $11.1 million and $11.6 million, respectively.

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

        The following options to purchase shares of common stock were outstanding during a portion of 2011 and 2010 but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares and, therefore, would be antidilutive. For 2009, none of the options outstanding were included in the computation of diluted earnings per share due to the net loss for the year.

For the year ended December 31,	2011	2010	2009
Number of options (in millions)	4.4	6.0	N/A
Weighted average exercise price	$34.74	$33.25	-

Restricted Stock
        Compensation cost for restricted stock that vests based upon the passage of time or on the achievement of a performance condition is measured as the excess, if any, of the quoted market price of our stock at the date the common stock is granted over the amount the employee must pay to acquire the stock (which is generally zero). Compensation cost for restricted stock that vests upon the achievement of a performance condition is also based upon the probability that the performance condition will be satisfied. Compensation cost for restricted stock that vests based upon the achievement of a market condition is determined based on a Monte Carlo valuation model and is recognized regardless of whether or not the market condition is satisfied.

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

        In June 2011, FASB issued ASU 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income." ASU 2011-05 eliminates the option that permits the presentation of other comprehensive income in the statement of changes in equity and requires presenting components of net income and comprehensive income in either a one-statement approach with totals for both net income and comprehensive income, or a two-statement approach where a statement presenting the components of net income and total net income must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. For public companies, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted. We have adopted the two-statement approach as of December 31, 2011.

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

        In December 2011, the FASB issued ASU 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." ASU 2011-11 provides for additional disclosures of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments in this Update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and disclosures required by these amendments should be provided retrospectively for all comparative periods presented.

        In December 2011, the FASB issued ASU 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. ASU 2011-12 did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. The amendments are effective at the same time as the amendments in ASU 2011-05.

EARNINGS (LOSS) PER SHARE

        The computation of basic and diluted earnings (loss) per share is as follows:

Year Ended December 31,	2011	2010	2009
(In millions except per share amounts)
Net income (loss)	$51.5	$54.4	$(86.3)
Less: income attributable to noncontrolling interest	0.8	0.6	0.3
Income (loss) attributable to Jones	50.7	53.8	(86.6)
Less: income (loss) allocated to participating securities	1.5	2.4	(3.6)
Income (loss) available to common stockholders of Jones	$49.2	$51.4	$(83.0)
Weighted-average common shares outstanding - basic	79.6	82.1	81.7
Effect of dilutive employee stock options and restricted stock	1.7	0.5	-
Weighted-average common shares and share equivalents outstanding - diluted	81.3	82.6	81.7
Earnings (loss) per share
Basic	$0.62	$0.63	$(1.02)
Diluted	0.61	0.62	(1.02)

ACQUISITIONS

Moda Nicola International, LLC
        On February 4, 2010, we acquired 100% of the membership interests in Moda Nicola International, LLC ("Moda"), a privately-held designer, marketer and wholesaler of women's contemporary eveningwear and sportswear, and owner of the Robert Rodriguez Collection, for $35.7 million. Under the terms of the agreement, we made cash payments of $16.9 million to the selling members of Moda. The selling members of Moda are also entitled to receive future cash payments upon achievement of certain financial targets set within the agreement for the years 2011 through 2014. At the acquisition date, we recorded an acquisition consideration liability for $18.8 million, based on projected revenues and gross margins of the acquired business and a discount factor based on an estimated weighted average cost of capital. Adjustments to this liability are recorded as an SG&A expense in our domestic wholesale sportswear segment. At December 31, 2011, the liability was $14.8 million, with $(8.1) million and $4.1 million recorded as SG&A expenses during 2011 and 2010, respectively. Projected payments amount to $4.0 million in 2012, $4.0 million in 2013, $4.6 million in 2014, and $5.5 million in 2015.

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

        The following table provides total revenues and results of operations from the acquired Moda business included in our results for 2010 subsequent to the acquisition.

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

        Under the terms of the agreement, the acquisition will occur in two stages. We made an initial cash payment of $180.3 million for a 55% interest in SWH. The purchase of the remaining 45% will occur on December 31, 2012. The remaining purchase price will be determined under a formula set forth in the agreement, which is based upon the financial results of SWH from 2010 through 2012. We recorded all SWH's identifiable assets, SWH's liabilities assumed and the noncontrolling interest at fair value under the acquisition method. Due to our obligation to purchase the remaining 45% interest, the noncontrolling interest is classified as a liability, with adjustments to the liability recorded as interest expense. We recorded a liability of $181.8 million for the initial value of the projected payments for the remaining 45% interest, based on probability-weighted projected earnings before interest, taxes, depreciation and amortization (as defined in the agreement) of the acquired business and cash distributions that are required by the agreement to be disbursed for 2010 through 2012, using a discount factor based on an estimated weighted average cost of capital. At December 31, 2011, the fair value of the liability was $195.6 million, with $20.0 million and $14.9 million recorded as interest expense during 2011 and 2010, respectively, with $15.4 million and $5.7 million of payments recorded during 2011 and 2010, respectively. Projected payments amount to $209.5 million in 2012 and $7.7 million in 2013.

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

        The following table provides total revenues and results of operations from the acquired SWH business included in our results for 2010 subsequent to the acquisition.

(In millions)
Total revenues	$129.2
Loss before provision for income taxes	(7.5)

KG Group Holdings Limited
        On June 2, 2011, we acquired 100% of the equity interests in KG Group Holdings Limited ("Kurt Geiger"), a privately-held wholesaler and retailer of luxury footwear and accessories, for $150.0 million in cash and the assumption of $174.1 million of debt, which was immediately repaid following the transaction. Kurt Geiger markets products under four of its own brands - Kurt Geiger, KG, Carvela and Miss KG - and over 100 other luxury brands in more than 200 retail locations, including concessions in Europe's leading department stores, including Harrods, Selfridges, Liberty, House of Fraser, Fenwick John Lewis and Brown Thomas, as well as company-operated stores.

        Approximately $10.2 million of the purchase price payable to certain selling shareholders who are senior managers of Kurt Geiger has been rolled over into 5% Loan Notes (the "Loan Notes"), which are payable on or before April 16, 2016 and are subject to forfeiture in the event of termination of employment under certain circumstances. This amount is recorded as compensation expense over the term of the Loan Notes and is not reported as a component of the cost of the acquisition.

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

        The following table provides total revenues and results of operations from the acquired Kurt Geiger business included in our results for 2011 subsequent to the acquisition.

(In millions)
Total revenues	$214.4
Loss before provision for income taxes	(5.4)

        The following table provides pro forma total revenues and results of operations for 2011 and 2010 as if Moda and SWH had been acquired on January 1, 2009 and Kurt Geiger had been acquired on January 1, 2010. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as amortization expense on intangible assets acquired from Moda, SWH and Kurt Geiger resulting from the fair valuation of assets acquired. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Moda, SWH or Kurt Geiger. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed at the indicated dates, nor are they indicative of the future operating results of the combined companies.

(In millions, except per share amounts)
	2011	2010
Total revenues	$3,915.5	$4,018.0
Net income	50.0	61.6
Earnings per share attributable to Jones
Basic	0.60	0.71
Diluted	0.59	0.71

        The pro forma earnings for 2010 were adjusted to exclude $0.6 million and $5.4 million, respectively, of acquisition-related expenses related to the acquisitions of Moda and SWH incurred during the respective periods and $1.7 million and $10.4 million, respectively, of nonrecurring expense related to the fair value of acquisition-date order backlogs. The pro forma earnings for 2011 were adjusted to exclude $4.9 million of acquisition-related expenses incurred related to the acquisition of Kurt Geiger and $2.7 million of nonrecurring expense related to the fair value of Kurt Geiger acquisition-date order backlogs. The pro forma earnings for 2010 were adjusted to include the $2.7 million of nonrecurring expense related to the fair value of Kurt Geiger acquisition-date order backlogs.

Acquisition Expenses
        During 2010, pretax charges totaling $0.6 million and $5.4 million were recorded for legal expenses and other transactions related to the Moda and SWH acquisitions, respectively. During 2011, pretax charges totaling $4.9 million were recorded for legal expenses and other transactions related to the Kurt Geiger acquisition. These charges, which were expensed in accordance with the accounting guidance for business combinations, were recorded as SG&A costs in our licensing, other and eliminations segment.

ACCOUNTS RECEIVABLE AND SIGNIFICANT CUSTOMERS

        Accounts receivable consist of the following:

December 31,	2011	2010
(In millions)

Trade accounts receivable	$367.9	$374.1
Allowances for doubtful accounts, returns, discounts and co-op advertising	(28.3)	(28.5)
	$339.6	$345.6

        A significant portion of our sales are to retailers throughout the United States and Canada. We have one significant customer in our domestic wholesale sportswear, domestic wholesale jeanswear and domestic wholesale footwear and accessories operating segments. Macy's, Inc. accounted for approximately 19%, 20% and 21% of consolidated gross revenues for 2011, 2010 and 2009, respectively, and accounted for approximately 18% of accounts receivable at both December 31, 2011 and 2010.

        Due to our 25% ownership interest in GRI, GRI is deemed to be a related party. Included in accounts receivable are amounts due from GRI in the amount of $19.7 million and $25.4 million at December 31, 2011 and 2010, respectively. Net revenues from GRI amounted to $65.9 million, $71.6 million and $47.0 million for 2011, 2010 and 2009, respectively. On April 23, 2009, we converted $10.0 million of outstanding GRI accounts receivable to a three-year interest-bearing convertible note.

ACCRUED RESTRUCTURING COSTS

Jewelry
        During 2009, we decided to discontinue the domestic manufacturing, product development and sourcing activities of our jewelry business, and also announced the closing of our jewelry distribution center during 2010. We accrued $6.3 million and $1.0 million 2009 and 2010, respectively, of termination benefits and associated employee costs for 152 employees. During 2010 and 2011, we recorded $2.7 million and $0.1 million, respectively, of lease obligation costs relating to closed facilities. These costs are reported as SG&A expenses in the domestic wholesale footwear and accessories segment.

        The details of the jewelry restructuring accruals are as follows:

(In millions)	One-time termination benefits	Lease obligations	Total jewelry restructuring
Balance, January 1, 2009	$-	$-	$-
Additions	6.3	-	6.3
Payments and reductions	(3.4)	-	(3.4)
Balance, December 31, 2009	2.9	-	2.9
Additions	1.0	2.7	3.7
Payments and reductions	(2.6)	(0.4)	(3.0)
Balance, December 31, 2010	1.3	2.3	3.6
Additions	-	0.1	0.1
Payments and reductions	(1.3)	(0.9)	(2.2)
Balance, December 31, 2011	$-	$1.5	$1.5

        The net accrual of $3.6 million at December 31, 2010 is reported as $2.1 million of accrued expenses and other current liabilities and $1.5 million of other noncurrent liabilities. The net accrual of $1.5 million at December 31, 2011 is reported as $0.4 million of accrued expenses and other current liabilities and $1.1 million of other noncurrent liabilities.

Texas Warehouse
        On December 1, 2009, we announced the closing of warehouse facilities in Socorro, Texas. We accrued $3.1 million and $0.3 million in 2009 and 2010, respectively, of termination benefits and associated employee costs for 220 employees. During 2010 and 2011, we recorded $6.9 million and $0.5 million, respectively, of lease obligation costs relating to the warehouse. These costs are reported as SG&A expenses in the domestic wholesale jeanswear segment. The closing was substantially completed by the end of April 2010.

        The details of the Texas warehouse restructuring accruals are as follows:

(In millions)	One-time termination benefits	Lease obligations	Total Texas warehouse restructuring
Balance, January 1, 2009	$-	$-	$-
Additions	3.1	-	3.1
Balance, December 31, 2009	3.1	-	3.1
Additions	0.3	6.9	7.2
Payments and reductions	(3.4)	(2.8)	(6.2)
Balance, December 31, 2010	-	4.1	4.1
Additions	-	0.5	0.5
Payments and reductions	-	(3.7)	(3.7)
Balance, December 31, 2011	$-	$0.9	$0.9

        The net accrual of $4.1 million at December 31, 2010 is reported as accrued expenses and other current liabilities. The net accrual of $0.9 million at December 31, 2011 is reported as accrued expenses and other current liabilities.

Moderate Apparel Restructuring
        In connection with the exit from and reorganization of certain moderate apparel product lines, we decided to close certain New York offices, and on October 9, 2007, we announced the closing of warehouse facilities in Goose Creek, South Carolina. We recorded $7.2 million of one-time termination benefits and associated employee costs for approximately 440 employees. During 2009, we recorded $3.3 million of lease obligation costs and in 2010, we reversed $1.4 million of the lease obligation costs relating to a sublease of one of the warehouse facilities. All costs are reported as SG&A expenses in our domestic wholesale jeanswear segment.

        The details of the moderate apparel restructuring accruals are as follows:

(In millions)	One-time termination benefits	Lease obligations	Total moderate apparel restructuring
Balance, January 1, 2009	$0.9	$0.3	$1.2
(Reversals) additions	(0.2)	3.3	3.1
Payments and reductions	(0.7)	(1.6)	(2.3)
Balance, December 31, 2009	-	2.0	2.0
Reversals	-	(1.4)	(1.4)
Payments and reductions	-	(0.3)	(0.3)
Balance, December 31, 2010	-	0.3	0.3
Payments and reductions	-	(0.1)	(0.1)
Balance, December 31, 2011	$-	$0.2	$0.2

Retail Stores
        We continue to review our domestic retail operations for underperforming locations. As a result of these reviews, we have decided to close retail locations that no longer provide strategic benefits. During 2009, 2010 and 2011, we closed 99, 191 and 96 locations, respectively, and anticipate closing additional locations in 2012. Total termination benefits and associated employee costs are expected to be $9.2 million for approximately 2,085 employees, including both store employees and administrative support personnel. We accrued $4.6 million, $3.0 million and $1.6 million of termination benefits and associated employee costs during 2009, 2010 and 2011, respectively. In connection with our decision to close these stores, we reviewed the associated long-term assets for impairments. As a result of these reviews, we recorded $23.2 million, $9.0 million and $8.0 million of impairment losses in 2009, 2010 and 2011, respectively, on leasehold improvements and furniture and fixtures located in the stores to be closed. These costs are reported as SG&A expenses in the domestic retail segment.

        The details of the restructuring accruals are as follows:

(In millions)	One-time termination benefits
Balance, January 1, 2009	$-
Additions	4.6
Payments and reductions	(2.7)
Balance, December 31, 2009	1.9
Additions	3.0
Payments and reductions	(2.7)
Balance, December 31, 2010	2.2
Additions	1.6
Payments and reductions	(2.5)
Balance, December 31, 2011	$1.3

        The net accrual of $2.2 million at December 31, 2010 is reported as $2.1 million of accrued expenses and other current liabilities and $0.1 million of other noncurrent liabilities. The net accrual of $1.3 million at December 31, 2011 is reported as accrued expenses and other current liabilities.

PROPERTY, PLANT AND EQUIPMENT

        Major classes of property, plant and equipment are as follows:

December 31,	2011	2010	Useful lives (years)
(In millions)

Land and buildings	$74.3	$73.2	10 - 20
Leasehold improvements	272.5	245.3	1 - 30
Machinery, equipment and software	418.8	387.1	2 - 40
Furniture and fixtures	96.6	62.5	5 - 25
Construction in progress	14.6	11.4	-
	876.8	779.5
Less: accumulated depreciation and amortization	605.4	553.1
	$271.4	$226.4

        Depreciation and amortization expense relating to property, plant and equipment (including capitalized leases) reflected in results from continuing operations was $67.5 million, $64.6 million and $67.5 million in 2011, 2010 and 2009, respectively. At December 31, 2011, we had outstanding commitments of approximately $22.4 million relating primarily to the construction or remodeling of retail store locations and office facilities.

        Included in property, plant and equipment are the following capitalized leases:

December 31,	2011	2010	Useful lives (years)
(In millions)

Buildings	$37.8	$37.8	10 - 20
Machinery and equipment	13.0	14.0	2 - 5
	50.8	51.8
Less: accumulated amortization	31.9	29.7
	$18.9	$22.1

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

        The following table presents, by segment and in total, changes in the carrying amount of goodwill for 2010 and 2011. With the addition of Kurt Geiger on June 2, 2011, we have redefined our reportable operating segments (see "Segment Information"). As a result, we have reallocated goodwill based on the current segment structure and have restated the goodwill by segment for all periods presented.

(In millions)	Domestic Wholesale Sportswear	Domestic Wholesale Jeanswear	Domestic Wholesale Footwear & Accessories	Domestic Retail	International Wholesale	International Retail	Total
Balance, January 1, 2010
Goodwill	$40.1	$519.2	$813.2	$120.6	$-	$-	$1,493.1
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	-	-	(1,453.0)
Net goodwill	40.1	-	-	-	-	-	40.1
Acquisition of Moda	6.6	-	-	-	-	-	6.6
Acquisition of SWH	-	-	46.6	-	68.5	-	115.1
Balance, December 31, 2010
Goodwill	46.7	519.2	859.8	120.6	68.5	-	1,614.8
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	-	-	(1,453.0)
Net goodwill	46.7	-	46.6	-	68.5	-	161.8
Acquisition of Kurt Geiger	-	-	-	-	45.8	53.5	99.3
Foreign currency translation effects	-	-	-	-	(2.7)	(3.1)	(5.8)
Balance, December 31, 2011
Goodwill	46.7	519.2	859.8	120.6	111.6	50.4	1,708.3
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	-	-	(1,453.0)
Net goodwill	$46.7	$-	$46.6	$-	$111.6	$50.4	$255.3

        We also perform our annual impairment test for indefinite-lived trademarks during the fourth fiscal quarter of the year. As a result of these analyses, we recorded trademark impairment charges of $31.5 million, $37.6 million and $28.7 million for 2011, 2010 and 2009, respectively, as a result of decreases in projected revenues for certain brands. All trademark impairment charges are reported as SG&A expenses in the licensing, other and eliminations segment.

        The components of other intangible assets are as follows:

December 31,	2011		2010
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
License agreements	$61.4	$52.4	$61.4	$50.2
Customer relationships	146.3	8.3	28.1	1.9
Trademarks	17.1	1.6	17.0	0.8
Acquired order backlog	2.6	2.6	10.5	10.4
Acquired favorable leases	12.8	2.0	6.4	0.4
Covenants not to compete	3.8	1.4	3.8	0.5
	244.0	68.3	127.2	64.2
Indefinite-life trademarks	721.7	-	663.7	-
	$965.7	$68.3	$790.9	$64.2

        Amortization expense for intangible assets subject to amortization was $14.8 million, $18.1 million and $2.3 million for 2011, 2010 and 2009, respectively. Amortization expense for intangible assets subject to amortization for each of the years in the five-year period ending December 31, 2016 is estimated to be $15.4 million in 2012, $15.0 million in 2013, $15.0 million in 2014, $13.6 million in 2015 and $13.2 million in 2016.

        The cash flow models we use to estimate the fair values of our goodwill and trademarks involve several assumptions. Changes in these assumptions could materially impact our fair value estimates. Assumptions critical to our fair value estimates are: (i) discount rates used to derive the present value factors used in determining the fair value of the reporting units and trademarks; (ii) royalty rates used in our trademark valuations; (iii) projected revenue growth rates; and (iv) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances. The following table shows the assumptions we used to derive our fair value estimates as part of our annual impairment testing for 2011 and 2010.

	2011		2010
	Goodwill	Trademarks	Goodwill	Trademarks
Discount rates	11.0%	11.0%	13.5%	13.5%
Royalty rates	--	4.0% - 8.0%	--	4.0% - 7.0%
Weighted-average revenue growth rates	10.6%	5.6%	6.6%	4.4%
Long-term growth rates	3.0%	0% - 3.0%	3.0%	0% - 3.0%

        While the fair value of each operating segment at December 31, 2011 significantly exceeded the segment's carrying value, should economic conditions and trends (such as reduced consumer spending or the failure to achieve projected results) deteriorate throughout 2012 and beyond, especially in the United Kingdom and Europe, the carrying values of trademarks and goodwill could become impaired.

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

        In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis at December 31, 2010 and 2011.

(In millions)	Classification	Total Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Description
December 31, 2010:
Rabbi Trust assets	Prepaid expenses and other current assets	$9.1	$9.1	$-	$-
Interest rate cap	Other long-term assets	1.3	-	1.3	-
	Total assets	$10.4	$9.1	$1.3	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$9.1	$9.1	$-	$-
Canadian Dollar - U.S. Dollar forward contracts	Accrued expenses and other current liabilities	0.5	-	0.5	-
Interest rate swaps	Other long-term liabilities	0.6	-	0.6	-
Deferred director fees	Accrued expenses and other current liabilities	1.2	1.2	-	-
Acquisition consideration	Current portion of acquisition consideration payable	14.1	-	-	14.1
5.125% Senior Notes due 2014	Long-term debt	260.0	-	260.0	-
Acquisition consideration	Acquisition consideration payable, net of current portion	199.8	-	-	199.8
	Total liabilities	$485.3	$10.3	$261.1	$213.9
December 31, 2011:
Rabbi Trust assets	Prepaid expenses and other current assets	$7.5	$7.5	$-	$-
Interest rate swaps	Other long-term assets	5.5	-	5.5	-
Interest rate cap	Other long-term assets	0.2	-	0.2	-
Canadian Dollar - U.S. Dollar forward contracts	Prepaid expenses and other current assets	0.1	-	0.1	-
	Total assets	$13.3	$7.5	$5.8	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$7.5	$7.5	$-	$-
Deferred director fees	Accrued expenses and other current liabilities	0.2	0.2	-	-
Acquisition consideration	Current portion of acquisition consideration payable	192.7	-	-	192.7
5.125% Senior Notes due 2014	Long-term debt	263.0	-	263.0	-
Acquisition consideration	Acquisition consideration payable, net of current portion	17.7	-	-	17.7
	Total liabilities	$481.1	$7.7	$263.0	$210.4

        The following table presents the changes in Level 3 acquisition consideration liabilities for 2010 and 2011.

(In millions)	Acquisition of Moda	Acquisition of SWH	Total Acquisition Consideration Payable
Beginning balance, January 1, 2010	$-	$-	$-
Acquisition	18.8	181.8	200.6
Payments	-	(5.7)	(5.7)
Total adjustments included in earnings	4.1	14.9	19.0
Balance, December 31, 2010	22.9	191.0	213.9
Payments	-	(15.4)	(15.4)
Total adjustments included in earnings	(8.1)	20.0	11.9
Balance, December 31, 2011	$14.8	$195.6	$210.4

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        In accordance with the fair value hierarchy described above, the following table shows the fair value of our non-financial assets and liabilities that were measured at fair value on a nonrecurring basis at December 31, 2011, and the total losses recorded as a result of the remeasurement process.

(In millions)		Fair Value Measurements Using
Description	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total losses recorded during year
At December 31, 2010:
Property and equipment	$-	$-	$-	$-	$9.0
License agreement	-	-	-	-	2.6
Trademarks	107.2	-	-	107.2	37.6
At December 31, 2011:
Property and equipment	$1.2	$-	$-	$1.2	$10.2
Transportation equipment	0.6	0.6	-	-	0.4
Trademarks	75.7	-	-	75.7	31.5

        During 2010 and 2011, property and equipment utilized in our retail operations with a carrying amount of $9.0 million and $11.4 million, respectively, were written down to a fair value of zero and $1.2 million, respectively, primarily as a result of our decision to close underperforming retail locations. These losses were recorded as SG&A expenses in the domestic retail segment. We consider long-term assets utilized in a retail location to be impaired when a pattern of operating losses at the location indicate that future operating losses are probable and that the resulting cash flows will not be sufficient to recover the carrying value of the associated long-term assets.

        During 2011, we determined that certain transportation equipment with a carrying value of $1.0 million had a fair value of $0.6 million based on quoted market prices. The loss of $0.4 million was recorded as SG&A expenses in the licensing, other and eliminations segment.

        During 2010, trademarks with a carrying amount of $144.8 million were written down to a fair value of $107.2 million. During 2011, trademarks with a carrying amount of $107.2 million were written down to a fair value of $75.7 million. During 2010, we wrote off the value of an intangible asset associated with a handbag license with a carrying value of $2.6 million due to the deteriorating financial condition of the licensee. These losses were recorded as SG&A expenses in the licensing, other and eliminations segment. For further information regarding the losses recorded for trademarks and goodwill, see "Goodwill and Other Intangible Assets."

Financial Instruments

        As a result of our global operating and financing activities, we are exposed to changes in interest rates and foreign currency exchange rates which may adversely affect results of operations and financial condition. In seeking to minimize the risks and/or costs associated with such activities, we manage exposure to changes in interest rates and foreign currency exchange rates through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The instruments eligible for utilization include forward, option, swap and cap agreements. We do not use financial instruments for trading or other speculative purposes. At December 31, 2011, we had the following derivative financial instruments outstanding:

  foreign exchange contracts to exchange Canadian Dollars for a total notional value of US $5.3 million at a weighted average exchange rate of $1.01 maturing through March 2012;
  interest rate swaps to convert our $250 million Senior Notes due 2014 to variable-rate debt; and
  an interest rate cap to limit our exposure to increases in the variable rates of our interest rate swaps.

        At December 31, 2011 and 2010, the fair values of cash and cash equivalents, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of the note receivable from GRI approximates the $10.0 million carrying value as it is a variable-rate instrument. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or exchange rates for the same or similar instruments, and the related carrying amounts are as follows:

December 31,	2011		2010
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$831.5	$700.8	$510.0	$459.4
Interest rate swaps, net asset (liability)	5.5	5.5	(0.6)	(0.6)
Interest rate cap, net asset	0.2	0.2	1.3	1.3
Canadian Dollar - U.S. Dollar forward contracts, net asset (liability)	0.1	0.1	(0.5)	(0.5)

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

CREDIT FACILITIES

        We have a secured revolving credit agreement expiring on April 28, 2016 (the "Credit Facility") with several lending institutions to borrow an aggregate principal amount of up to $650 million. The terms and conditions of our Credit Facility provide for, among other things: (1) a $350 million U.S. commitment which may be drawn by the U.S. borrowers as revolving loans in U.S. Dollars or letters of credit in Canadian Dollars, U.S. Dollars, or an "LC Alternative Currency" (namely Euros, sterling, or any other currency acceptable to the lenders); and (2) a $300 million international commitment which may be drawn by the U.S. borrowers or by any Canadian or European borrowers as revolving loans or letters of credit in Canadian Dollars, U.S. Dollars, or an LC Alternative Currency. Up to the entire amount of the Credit Facility is available for cash borrowings, with up to $350 million available for all letters of credit, and additional sublimits on letters of credit including (but not limited to) $50 million for standby letters of credit, $350 million for trade letters of credit, and $150 million for letters of credit under the U.S. commitment denominated in an LC Alternative Currency.

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

        Availability under the Credit Facility is determined with reference to a borrowing base consisting of a percentage of eligible inventory, accounts receivable, credit card receivables and licensee receivables, minus reserves determined by the joint collateral agents. At December 31, 2011, we had no cash borrowings and $22.8 million of letters of credit outstanding, and our remaining availability was $384.0 million. If availability under the Credit Facility falls below a stated level, we will be required to comply with a minimum fixed charge coverage ratio. The Credit Facility also contains affirmative and negative covenants that, among other things, will limit or restrict our ability to (1) incur indebtedness, (2) create liens, (3) merge, consolidate, liquidate or dissolve, (4) make investments (including acquisitions), loans or advances, (5) sell assets, (6) enter into sale and leaseback transactions, (7) enter into swap agreements, (8) make certain restricted payments (including dividends and other payments in respect of capital stock), (9) enter into transactions with affiliates, (10) enter into restrictive agreements, and (11) amend material documents. The Credit Facility is secured by a first priority lien on substantially all of our personal property.

        SWH has a $1.5 million unsecured borrowing facility with a lending institution that expires on October 1, 2012 and is renewable on an annual basis, under which no cash borrowings and $1.1 million in letters of credit were outstanding at December 31, 2011. Cash borrowings under this facility bear interest based on either the prevailing prime rate or the prevailing LIBOR rate plus 300 basis points. SWH also has a €0.3 million variable-rate unsecured borrowing facility with a European lending institution that expires in March 2012 and is renewable on an annual basis, under which no amounts were outstanding at December 31, 2011.

        The weighted-average interest rate for our credit facilities, based on 30-day LIBOR borrowing rates, was 2.4% and 3.0% at December 31, 2011 and 2010, respectively.

LONG-TERM DEBT

        Long-term debt consists of the following:

December 31,	2011	2010
(In millions)

Notes Payable, due 2014	$0.2	$0.3
5% Loan Notes, due 2016	9.6	-
5.125% Senior Notes due 2014, net of unamortized discount of $0.1 and $0.1 and including fair value adjustments of $13.1 and $10.1	263.0	260.0
6.875% Senior Notes due 2019, including fair value adjustment of $9.0	309.0	-
6.125% Senior Notes due 2034, net of unamortized discount of $0.3 and $0.3	249.7	249.7
	831.5	510.0
Less current portion	0.1	0.1
	$831.4	$509.9

        Long-term debt maturities during the next five years amount to $0.1 million in 2012, $0.1 million in 2013, $250.0 million in 2014 and $9.6 million in 2016. All of our notes contain certain covenants, including, among others, restrictions on liens, sale-leaseback transactions and additional secured debt, and pay interest semiannually. The weighted-average interest rate of our long-term debt, excluding the effects of our interest rate swaps, was 6.1% and 5.6% at December 31, 2011 and 2010, respectively.

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

        In connection with the purchase of Kurt Geiger, approximately £6.2 million of the purchase price payable to certain selling shareholders who are senior managers of Kurt Geiger has been rolled over into 5% Loan Notes, which are payable on or before April 16, 2016 and are subject to forfeiture in the event of termination of employment under certain circumstances.

ACCUMULATED OTHER COMPREHENSIVE LOSS

        Accumulated other comprehensive loss is comprised of the following:

December 31,	2011	2010
(In millions)

Foreign currency translation adjustments	$(6.1)	$8.3
Pension and postretirement liability adjustments	(23.5)	(16.4)
Unrealized losses on hedge contracts	-	(0.3)
	$(29.6)	$(8.4)

DERIVATIVES

        We recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Additionally, the fair value adjustments will affect either equity or net income, depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

Interest Rate Swaps and Caps
        On May 27, 2010, we entered into three interest rate swap transactions to effectively convert the entire amount of our $250 million fixed-rate 5.125% Senior Notes due 2014 (the "2014 Notes") to variable-rate debt. Under the terms of the transactions, we were required to make semiannual variable-rate payments to the counterparties calculated based on three-month LIBOR rates (that are reset on the 15th day of each calendar quarter) plus 2.92%, and the counterparties were obligated to make semiannual fixed-rate payments to us of 5.125%. Concurrently, we also entered into an interest rate cap, at a cost of $2.7 million, which limits our three-month LIBOR rate exposure to 5.0%. The swap and cap transactions had an effective date of June 1, 2010 and a termination date of November 15, 2014, the date the 2014 Notes mature. On October 18, 2010, we de-designated the hedging relationship between the swaps and the 2014 Notes and received $10.2 million upon termination of the swaps. The related fair market valuation adjustment to the 2014 Notes is being amortized as a reduction of interest expense over the remaining life of the 2014 Notes.

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

        On March 3, 2011, we entered into three interest rate swap transactions to effectively convert $150 million of our 2019 Notes to variable-rate debt. Under the terms of the transactions, we were required to make semiannual variable-rate payments to the counterparties calculated based on three-month LIBOR rates (which are reset on the 15th day of each calendar quarter) plus 3.73%, and the counterparties were obligated to make semiannual fixed-rate payments to us of 6.875%. The swap transactions had an effective date of March 7, 2011 and a termination date of March 15, 2019, the date the 2019 Notes mature. On August 3, 2011 we de-designated the hedging relationship between the swaps and the 2019 Notes and received $8.1 million upon termination of the swaps. The related fair market valuation adjustment to the 2019 Notes is being amortized as a reduction of interest expense over the remaining life of the 2019 Notes.

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

        We recorded $1.0 million in interest expense related to the ineffectiveness of the swaps for both 2011 and 2010. We recorded $1.1 million and $1.4 million in interest expense related to changes in the fair value of the cap during 2011 and 2010, respectively.

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

        We have outstanding forward contracts to exchange Canadian Dollars for U.S. Dollars. These contracts are designated as cash flow hedges, as the principal terms of the contracts are the same as the underlying forecasted foreign currency cash flows. Therefore, changes in the fair value of these forward contracts are highly effective in offsetting changes in the expected foreign currency cash flows. Changes in the fair value of these contracts are recorded in accumulated other comprehensive income, net of related tax effects, with the corresponding asset or liability recorded in the balance sheet. Amounts recorded in accumulated other comprehensive income are reflected in current-period earnings when the hedged transaction affects earnings.

        Since the foreign currency derivatives we use in our risk management strategies are highly effective hedges because all the critical terms of the derivative instruments match those of the hedged item, we record no ineffectiveness related to our cash flow hedges. If foreign currency exchange rates do not change from their December 31, 2011 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months will not be material.

        The U.S. Dollar notional amounts of our Canadian Dollar - U.S. Dollar forward exchange contracts outstanding at December 31, 2011, 2010 and 2009 were $5.3 million, $20.3 million and $8.6 million, respectively.

        For additional information on our derivative instruments, see "Fair Values."

Fair Values of Derivative Instruments

(In millions)	December 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contracts	Other long-term assets	$5.5
Foreign exchange contracts	Prepaid expenses and other current assets	0.1
Total derivative assets		$5.6
Interest rate swap contracts			Other long-term liabilities	$0.6
Foreign exchange contracts			Accrued expenses and other current liabilities	0.5
Total derivative liabilities				$1.1
Derivatives not designated as hedging instruments
Interest rate cap contract	Other long-term assets	$0.2	Other long-term assets	$1.3
Total derivative assets		$0.2		$1.3

Effect of Derivatives on the Statement of Operations - Derivatives Designated as Hedging Instruments

(In millions)		Amount of Pretax Gain (Loss) due to Ineffectiveness Recognized in Income
Derivative type	Location of Pretax Gain (Loss) due to Ineffectiveness Recognized in Income	2011	2010	2009
Interest rate swap contracts	Interest expense	$(1.0)	$(1.0)	$-

(In millions)	Amount of Pretax (Loss) Gain Recognized in Other Comprehensive Income			Location of Pretax Loss Reclassified from Other Comprehensive Income into Income	Amount of Pretax Gain (Loss) Reclassified from Other Comprehensive Income into Income
Derivative type	2011	2010	2009		2011	2010	2009
Foreign exchange contracts	$(0.3)	$(0.3)	$(1.1)	Cost of sales	$(0.8)	$(0.1)	$(0.6)

Effect of Derivatives on the Statement of Operations - Derivatives Not Designated as Hedging Instruments

		Amount of Pretax Gain (Loss) due to Ineffectiveness Recognized in Income
Derivative type	Location of Pretax Gain (Loss) due to Ineffectiveness Recognized in Income	2011	2010	2009
Interest rate cap contract	Interest expense	$(1.1)	$(1.4)	$-

OBLIGATIONS UNDER CAPITAL LEASES

        Obligations under capital leases consist of the following:

December 31,	2011	2010
(In millions)

Warehouses, office facilities and equipment	$25.2	$26.9
Less: current portion	1.9	1.7
Obligations under capital leases - noncurrent	$23.3	$25.2

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

        The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 31, 2011:

Year Ending December 31,
(In millions)

2012	$3.6
2013	3.6
2014	3.7
2015	3.7
2016	3.7
Later years	17.4
Total minimum lease payments	35.7
Less: amount representing interest	10.5
Present value of net minimum lease payments	$25.2

COMMON STOCK

        The Board of Directors has authorized several programs to repurchase our common stock from time to time in open market transactions. We repurchased 7,244,450 shares of our common stock during 2011 for $78.0 million and 740,000 shares of our common stock during 2010 for $10.7 million. As of December 31, 2011, $215.4 million of Board authorized repurchases was still available. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition, although any such repurchases will be subject to limitations under our current revolving credit agreement.

        On November 16, 2010, we retired all our treasury shares and returned them to an authorized but unissued status. All subsequent repurchases are retired upon purchase. We allocate the cost of the treasury shares in excess of par on a pro rata basis to additional paid-in capital and retained earnings.

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

        (b) ROYALTIES. We have an exclusive license to produce, market and distribute costume jewelry in the United States, Canada, Mexico and Japan under the Givenchy trademark pursuant to an agreement with Givenchy, which expires on December 31, 2012. The agreement requires us to pay a percentage of net sales against guaranteed minimum royalty and advertising payments as set forth in the agreement.

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

        We have an exclusive licensing and distribution agreement with BKA International, Inc. to design, develop, produce and distribute footwear and accessory products in the United States and its territories and possessions, including Puerto Rico, and Canada under the B Brian Atwood trademark. The agreement, which expires on December 31, 2016, requires us to pay a percentage of net sales against guaranteed minimum royalty and creative director fees as set forth in the agreement. The agreement contains a renewal option under certain conditions through December 31, 2021. We have paid advances of $1.8 million that will be applied against future royalties.

        We have an exclusive licensing and distribution agreement with Rafe IP Holdings LLC, a company affiliated with one of our employees, to design, develop, produce and distribute women's footwear, handbags, small leather goods and jewelry in the United States, Australia, Canada, Japan, the Philippines, Singapore and Korea under the Rafe and Rafe New York trademarks. The agreement, which expires on December 31, 2016, requires us to pay a percentage of net sales as set forth in the agreement. The agreement contains renewal options under certain conditions through December 31, 2026.

        We have an exclusive license to design, develop, produce and distribute footwear worldwide under the French Connection trademark pursuant to an agreement with French Connection Limited, which expires on December 31, 2012. The agreement requires us to pay a percentage of net sales against guaranteed minimum royalty as set forth in the agreement.

        We have an exclusive license to design, develop, produce and distribute footwear worldwide under the Lipsy trademark pursuant to an agreement with Lipsy Limited, which expires on March 18, 2015. The agreement requires us to pay a percentage of net sales against guaranteed minimum royalty payments as set forth in the agreement.

        Minimum payments under these license agreements are as follows.

Year Ending December 31,	2012	2013	2014	2015	2016
(In millions)

Givenchy	$0.8	$-	$-	$-	$-
Jessica Simpson	1.8	2.7	3.5	-	-
B Brian Atwood (1)	0.4	1.1	1.4	1.6	1.7
French Connection	0.4	-	-	-	-
Lipsy	0.1	0.1	0.1	0.1	-
	$3.5	$3.9	$5.0	$1.7	$1.7
(1) -	does not reflect the application of a $1.8 million advance against future royalties.

        (c) LEASES. Total rent expense charged to continuing operations for 2011, 2010 and 2009 was as follows.

Year Ended December 31,	2011	2010	2009
(In millions)

Minimum rent	$121.7	$108.8	$121.5
Contingent rent	1.2	-	0.5
Less: sublease rent	(4.5)	(2.9)	(3.5)
	$118.4	$105.9	$118.5

        The following is a schedule by year of minimum rental payments required under operating leases:

Year Ending December 31,
(In millions)

2012	$125.2
2013	118.5
2014	110.8
2015	98.9
2016	86.8
Later years	411.7
$951.9

        Certain of the leases provide for renewal options and the payment of real estate taxes and other occupancy costs. Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating $13.3 million.

STATEMENT OF CASH FLOWS

Year Ended December 31,	2011	2010	2009
(In millions)
Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$45.9	$36.4	$43.9
Net income tax (refunds) payments	(9.6)	39.5	(1.9)
Supplemental disclosures of non-cash investing and financing activities:
Property acquired through capital lease financing	-	-	0.1
Fair value of restricted stock issued to employees	21.4	29.6	7.3
Note payable and deferred compensation recorded related to acquisition of Kurt Geiger	10.2	-	-
Acquisition consideration payable recorded for acquisition of Moda	-	18.8	-
Acquisition consideration payable recorded for acquisition of SWH	-	181.8	-

INCOME TAXES

        The following summarizes the provision for income taxes:

Year Ended December 31,	2011	2010	2009
(In millions)

Current:
Federal	$(4.9)	$16.5	$(5.2)
State and local	0.6	2.2	4.9
Foreign	6.0	7.5	5.8
	1.7	26.2	5.5
Deferred:
Federal	26.7	6.3	13.0
State and local	0.6	(0.7)	1.0
Foreign	(9.4)	(1.1)	(3.3)
	17.9	4.5	10.7
Provision for income taxes	$19.6	$30.7	$16.2

        The domestic and foreign components of income (loss) before provision for income taxes are as follows:

Year Ended December 31,	2011	2010	2009
(In millions)

Income (loss) before provision for income taxes
United States	$72.7	$91.8	$(54.1)
Foreign	(1.6)	(6.7)	(16.0)
	$71.1	$85.1	$(70.1)

        The provision for income taxes on adjusted historical income differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

Year Ended December 31,	2011	2010	2009
(In millions)

Provision (benefit) for Federal income taxes at the statutory rate	$24.9	$29.8	$(24.5)
State and local income taxes, net of federal benefit	0.9	0.9	3.9
Foreign income tax difference	(8.9)	(2.2)	(2.1)
Nondeductible goodwill impairment	-	-	41.3
Change in deferred balance - fixed assets	-	-	(2.3)
Other items, net	2.7	2.2	(0.1)
Provision for income taxes	$19.6	$30.7	$16.2

        We have not provided for U.S. Federal and foreign withholding taxes on $47.1 million of foreign subsidiary undistributed earnings as of December 31, 2011. Such earnings are intended to be reinvested indefinitely.

        The following is a summary of the significant components of our deferred tax assets and liabilities:

December 31,	2011	2010
(In millions)

Deferred tax assets (liabilities):
Nondeductible accruals and allowances	$52.9	$54.6
Depreciation	8.9	13.2
Intangible asset valuation and amortization	(157.6)	(97.4)
Loss and credit carryforwards	39.0	42.1
Amortization of stock-based compensation	14.1	14.1
Deferred compensation	2.4	3.0
Inventory valuation	(8.3)	(8.6)
Pension	11.1	7.3
Gain on sale-leaseback transaction	1.9	2.2
Prepaid expenses	(2.7)	(2.5)
Display costs	(4.0)	(3.6)
Contingent payment liability	5.9	7.0
Other (net)	0.4	1.6
Partnership differences	(4.6)	(1.1)
Unrealized translation loss	1.9	-
Fair value adjustment on interest rate swap	1.8	0.9
Inventory overhead	(2.0)	0.7
Valuation allowances	(8.1)	(5.8)
Net deferred tax (liability) asset	$(47.0)	$27.7
Included in:
Current assets	$26.4	$28.0
Noncurrent liabilities	(73.4)	(0.3)
Net deferred tax (liability) asset	$(47.0)	$27.7

        As of December 31, 2011, we had net operating loss carryforwards of $468.9 million (consisting of $4.7 million of federal, $419.8 million of state and $44.4 million of foreign carryforwards) which expire through 2031 and state tax credit carryforwards of $8.0 million, which expire through 2021.

Uncertain tax positions

        Our total unrecognized tax benefits as of December 31, 2011 and 2010 were $4.7 million and $5.6 million, respectively (net of federal tax benefit), which included $1.4 million of interest and penalties (net of federal tax benefit) as of both December 31, 2011 and 2010.

(In millions)	2011	2010
Uncertain tax positions, beginning of year	$5.6	$6.6
Decreases for tax positions related to prior years	(0.9)	(1.0)
Settlements with tax authorities during the year	-	-
Uncertain tax positions, end of year	$4.7	$5.6

        If recognized as of December 31, 2011 and 2010, $4.7 million and $5.6 million, respectively (net of federal tax benefit) of our unrecognized tax benefit would reduce income tax expense and the effective tax rate.

        We file a consolidated U.S. federal income tax return as well as separate, unitary and combined income tax returns in multiple state jurisdictions. In addition, we file income tax returns in various foreign jurisdictions.

        The Internal Revenue Service has completed examination of our federal returns for taxable years prior to 2009. Our state income tax examinations, with limited exceptions, have been completed for the periods prior to 2007. We reasonably expect to settle all ongoing audits by December 31, 2012.

STOCK OPTIONS AND RESTRICTED STOCK

        Under The Jones Group Inc. 2009 Long Term Incentive Plan, we may grant stock options and other awards from time to time to key employees, officers, directors, advisors and independent consultants to us or to any of our subsidiaries. Shares available for future option and restricted stock grants at December 31, 2011 and 2010 totaled 3.2 million and 2.5 million, respectively.

        Compensation cost recorded for stock-based employee compensation awards (including awards to non-employee directors) reflected as an SG&A expense was $16.7 million, $22.0 million and $13.0 million for 2011, 2010 and 2009, respectively. The total tax benefit recognized for the compensation cost recorded for stock-based employee compensation awards for 2011, 2010 and 2009 totaled $5.1 million, $8.2 million and $4.6 million, respectively. Total compensation cost related to unvested awards not yet recognized at December 31, 2011 was $15.9 million, which is expected to be amortized over a weighted-average period of approximately 21 months. Cash received from option exercises for 2010 was $0.6 million. No options were exercised in 2009 or 2011.

Stock Options

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

        Compensation cost for stock options is based on the fair value of each option award as determined on the date of the grant using the Black-Scholes-Merton option pricing model. Expected volatilities are based on historical volatility of our stock price and implied volatilities from publicly traded options on our stock. We use historical data to estimate an option's expected life; the expected life for grants to senior management-level employees and other employees are considered separately for valuation purposes. The risk-free interest rate input is based on the U.S. Treasury yield curve in effect at the time of the grant. Compensation cost, net of projected forfeitures, is recognized on a straight-line basis over the period between the grant and vesting dates, with compensation cost for grants with a graded vesting schedule recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. We did not grant any options in 2009, 2010 or 2011.

        The following tables summarize information about stock option transactions and related information (options in millions):

	2011		2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1,	4.4	$34.74	6.2	$32.79	7.0	$32.73
Exercised	-	-	(0.1)	11.81	-	-
Cancelled	(0.1)	32.87	(0.4)	32.30	(0.3)	33.22
Expired	(2.4)	33.43	(1.3)	27.35	(0.5)	31.54
Outstanding, December 31,	1.9	$36.50	4.4	$34.74	6.2	$32.79
Exercisable, December 31,	1.9	$36.50	4.4	$34.74	6.1	$32.74

	2011	2010	2009
Weighted-average contractual term (in years) of:
Options outstanding at end of year	0.2	0.9	1.6
Options exercisable at end of year	0.2	0.9	1.6

Intrinsic value (in millions) of:
Options outstanding at end of year	$ -	$ -	$0.3
Options exercisable at end of year	$ -	$ -	$0.3
Options exercised during the year	$ -	$0.4	$ -

Fair value (in millions) of options vested during the year	$ -	$1.1	$2.1

Restricted Stock

        Compensation cost for restricted stock that vests based upon the passage of time or on the achievement of a performance condition is measured as the excess, if any, of the quoted market price of our stock at the date the common stock is granted over the amount the employee must pay to acquire the stock (which is generally zero). Compensation cost for restricted stock that vests upon the achievement of a performance condition is also based upon the probability that the performance condition will be satisfied. Compensation cost for restricted stock that vests based upon the achievement of a market condition is determined based on a Monte Carlo valuation model and is recognized regardless of whether or not the market condition is satisfied.

        Compensation cost, net of projected forfeitures, is recognized over the period between the issue date and the date any restrictions lapse, with compensation cost for grants with a graded vesting schedule recognized on a straight-line basis over the requisite service period for the total award. Restricted share awards generally vest over a period of approximately three years. The restrictions do not affect voting and dividend rights except for certain grants with performance and market conditions where dividends are paid only to the extent the shares vest.

        The following tables summarize information about unvested restricted stock transactions and related information (shares in millions):

	2011		2010		2009
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested, January 1,	4.7	$10.79	3.6	$10.33	1.8	$19.78
Granted	2.2	9.82	1.9	15.23	2.1	3.55
Vested	(1.5)	11.58	(0.6)	20.48	(0.2)	28.99
Forfeited	(0.4)	13.58	(0.2)	12.73	(0.1)	11.80
Nonvested, December 31,	5.0	9.91	4.7	$10.79	3.6	$10.33

	2011	2010	2009
Fair value (in millions) of shares vested during the year	$17.4	$13.8	$4.5

EMPLOYEE BENEFIT PLANS

Defined Contribution Plans
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

        We contributed approximately $7.7 million, $7.0 million and $7.3 million to our defined contribution plans during 2011, 2010 and 2009, respectively.

Defined Benefit Plans
        We maintain several defined benefit plans, including the Pension Plan for Associates of Nine West Group Inc. (the "Cash Balance Plan") and The Napier Company Retirement Plan for certain associates of Victoria + Co Ltd. (the "Napier Plan"). The Cash Balance Plan expresses retirement benefits as an account balance which increases each year through interest credits, with service credits frozen as of February 15, 1999. All benefits under the Napier Plan are frozen at the amounts earned by the participants as of December 31, 1995. On December 31, 2011, the Napier Plan was merged into the Cash Balance Plan.

        Our funding policy is to contribute at least the minimum amount to meet the funding ratio requirements of the Pension Protection Act. We plan to contribute $6.5 million to the Cash Balance Plan in 2012. The measurement date for all plans is December 31.

Obligations and Funded Status

Year Ended December 31,	2011	2010
(In millions)

Change in benefit obligation
Benefit obligation, beginning of year	$48.1	$43.8
Interest cost	2.7	2.7
Actuarial loss - effect of assumption changes	9.9	5.0
Settlements	(2.4)	-
Benefits paid	(1.5)	(3.4)
Benefit obligation, end of year	56.8	48.1
Change in plan assets
Fair value of plan assets, beginning of year	35.6	28.3
Actual return on plan assets	(1.9)	3.0
Employer contribution	5.2	7.7
Settlements	(2.4)	-
Benefits paid	(1.5)	(3.4)
Fair value of plan assets, end of year	35.0	35.6
Underfunded status at end of year	$21.8	$12.5

Amounts Recognized on the Balance Sheet

December 31,	2011	2010
(In millions)

Noncurrent liabilities	$21.8	$12.5

Amounts Recognized in Accumulated Other Comprehensive Loss

December 31,	2011	2010
(In millions)

Net loss	$37.3	$26.4

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

December 31,	2011	2010
(In millions)

Projected benefit obligation	$56.8	$48.1
Accumulated benefit obligation	56.8	48.1
Fair value of plan assets	35.0	35.6
Market related value of plan assets	35.0	35.6

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income or Loss

Year Ended December 31,	2011	2010
(In millions)

Net Periodic Benefit Cost:
Interest cost	$2.7	$2.7
Expected return on plan assets	(2.6)	(2.2)
Settlement costs	1.9	-
Amortization of net loss	1.6	1.7
Total net periodic benefit cost	3.6	2.2
Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income or Loss:
Net loss	14.4	4.2
Recognition due to settlement	(1.9)	-
Amortization of net loss	(1.6)	(1.7)
	10.9	2.5
Total recognized in net periodic benefit cost and other comprehensive income or loss	$14.5	$4.7

        The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2012 is $2.2 million.

Assumptions

	2011	2010
Weighted-average assumptions used to determine:
Benefit obligations at December 31
Discount rate	4.6%	5.6%
Expected long-term return on plan assets	7.0%	7.0%
Net periodic benefit cost for year ended December 31
Discount rate	5.6%	6.1%
Expected long-term return on plan assets	7.0%	7.9%

        Significant assumptions related to the calculation of our obligations include the discount rate used to calculate the present value of benefit obligations to be paid in the future and the expected long-term rate of return on assets. We review these assumptions annually based upon currently available information, including information provided by our actuaries. Based on these reviews, we lowered the discount rate for benefit obligations at December 31, 2011 to 4.6%, as compared with 5.6% in the prior year, based on the Citigroup Above Median AA Spot Rates as of December 31, 2011. At December 31, 2011, an unfavorable quarter-point (0.25%) change in the discount rate would increase our benefit obligation liability by $2.1 million and our 2012 expense by $0.1 million, while a quarter-point change in the expected long-term return on plan asset assumption would increase our 2012 expense by $0.1 million.

Estimated Future Benefit Payments

Year Ending December 31,
(In millions)

2012	$2.0
2013	2.2
2014	2.2
2015	2.4
2016	2.4
2017 through 2021	15.5
$26.7

Plan Assets

        Our overall investment strategy is to diversify investments across types of investments and investment managers. The primary objectives are to achieve a rate of return sufficient to meet current and future plan cash requirements and to emphasize long-term growth of principal while avoiding excessive risk and maintaining fund liquidity. Permitted investment vehicles include investment-grade fixed income securities, domestic and foreign equity securities, mutual funds, guaranteed insurance contracts and real estate, while speculative and derivative investment vehicles, short selling and margin transactions are generally prohibited. The investment managers have full discretion to manage their portion of the investments subject to the objectives and policies of the respective plans. The performance of the investment managers is reviewed on a regular basis. At December 31, 2011, the weighted-average target allocation percentages for fund investments were 35% fixed income securities, 28% domestic equity securities, 27% international equity securities, 5% real estate and 5% cash and cash equivalents.

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

        The fair values of our pension plan assets at December 31, 2011 and 2010 by asset class are presented in the following table. All fair values are based on quoted prices in active markets for identical assets (Level 1 in the fair value hierarchy).

(In millions)	2011	2010
Asset Class
Cash and equivalents	$2.5	$2.7
Equity securities:
U.S. companies (a)	14.6	13.3
International companies (b)	4.9	7.0
Real estate (c)	0.6	1.4
Fixed income (d)	12.4	11.2
Total	$35.0	$35.6
(a)	This class consists of both index and actively managed mutual funds that invest in large and mid-cap U.S. common stocks.
(b)	This class consists of both index and actively managed mutual funds that invest in large and emerging market international common stocks.
(c)	This class consists of actively managed mutual funds that invest in real estate investment trusts.
(d)	This class consists of managed mutual funds that invest in high-grade corporate, government and mortgage backed securities.

Other Plans
        We also maintain the Nine West Group Inc. Supplemental Executive Retirement Plan, the Nine West Group Inc. Postretirement Executive Life Plan, the Nine West Group, Inc. Postretirement Medical Plan and the Nine West Group Inc. Long Term Disabled Postemployment Benefit Plan, all of which are frozen and none of which have a material effect on our results of operations or on our financial position. These plans, which are unfunded, were underfunded by $4.7 million at December 31, 2011. Of this amount, $0.3 million is reported under accrued expenses and other current liabilities and $4.4 million is reported under other noncurrent liabilities.

        We also maintain The Jones Group Inc. Deferred Compensation Plan, a non-qualified defined contribution plan for certain management and other highly compensated employees (the "Rabbi Trust"). Under the plan, participants may elect have up to 90% of their salary and annual bonus deferred and deposited with a qualified trustee, who in turn invests the money in a variety of investment vehicles as selected by each participant. The assets of the Rabbi Trust, consisting of primarily debt and equity securities, are recorded at current market prices (Level 1 in the fair value hierarchy). The trust assets are available to satisfy claims of our general creditors in the event of bankruptcy. The trust's assets, included in prepaid expenses and other current assets, and the corresponding deferred compensation liability, included in accrued employee compensation and benefits, were $7.5 million and $9.1 million at December 31, 2011 and 2010, respectively. This plan has no effect on our results of operations.

Multiemployer Pension Plans

        We participate in several multiemployer defined benefit plans under terms of collective-bargaining agreements that cover certain union-represented employees, none of which are significant. We contributed $0.2 million, $0.3 million and $0.3 million to our multiemployer plans in 2011, 2010 and 2009, respectively. The risks of participating in these multiemployer plans differ from our other defined benefit plans in the following respects:

  assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers;
  if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and
  if we choose to stop participating in a multiemployer plan, we may be required to contribute an amount to that plan based on the underfunded status of the plan (referred to as a withdrawal liability).

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

        We define segment income as operating income before net interest expense, goodwill impairment charges, gains or losses on sales of subsidiaries, equity in earnings of unconsolidated affiliates and income taxes. Sales and transfers between segments generally are recorded at cost and treated as transfers of inventory, which are not reviewed when evaluating segment performance. The wholesale segments allocate to the retail segments a portion of their SG&A costs related to the services utilized by those divisions where the retail operations benefit from those costs.

        Summarized below are our revenues, income, depreciation and amortization and total assets by reportable segment for 2011, 2010 and 2009. We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating profit and other financial information shown below.
(In millions)	Domestic Wholesale Sportswear	Domestic Wholesale Jeanswear	Domestic Wholesale Footwear & Accessories	Domestic Retail	International Wholesale	International Retail	Licensing, Other & Eliminations	Consolidated
For the year ended December 31, 2011
Revenues	$892.3	$773.7	$848.0	$631.2	$329.5	$260.4	$50.2	$3,785.3
Segment income (loss)	$74.0	$49.6	$40.9	$(37.9)	$35.5	$6.9	$(28.5)	140.5
Net interest expense								(73.3)
Equity in income of unconsolidated affiliate								3.9
Income before provision for income taxes								$71.1
Depreciation and amortization	$9.0	$1.2	$10.4	$17.2	$4.3	$12.9	$49.8	$104.8
For the year ended December 31, 2010
Revenues	$965.2	$819.9	$841.5	$651.2	$269.6	$47.0	$48.3	$3,642.7
Segment income (loss)	$80.4	$72.3	$53.7	$(45.5)	$25.8	$6.7	$(48.5)	144.9
Net interest expense								(58.9)
Equity in loss of unconsolidated affiliate								(0.9)
Income before provision for income taxes								$85.1
Depreciation and amortization	$17.9	$1.2	$18.6	$17.4	$1.2	$1.3	$56.3	$113.9
For the year ended December 31, 2009
Revenues	$892.6	$815.2	$697.4	$648.1	$186.1	$41.2	$46.8	$3,327.4
Segment income (loss)	$73.3	$65.6	$51.1	$(74.9)	$(1.8)	$3.2	$(8.0)	108.5
Net interest expense								(52.8)
Goodwill impairment								(120.6)
Loss and costs associated with repurchase of 4.250% Senior Notes								(1.5)
Equity in loss of unconsolidated affiliate								(3.7)
Loss before provision for income taxes								$(70.1)
Depreciation and amortization	$12.5	$1.3	$7.9	$20.7	$1.2	$0.7	$47.4	$91.7
Total Assets
December 31, 2011	$1,034.7	$638.6	$1,001.3	$254.6	$238.7	$396.4	$(849.0)	$2,715.3
December 31, 2010	771.5	661.6	849.5	217.9	173.1	13.6	(354.8)	2,332.4
December 31, 2009	709.9	554.7	372.8	189.1	125.6	5.0	67.9	2,025.0

        Revenues from external customers and long-lived assets excluding deferred taxes related to continuing operations in the United States and foreign countries are as follows:

On or for the Year Ended December 31,	2011	2010	2009
(In millions)

Revenues from external customers:
United States	$3,119.2	$3,245.2	$3,033.6
United Kingdom	216.1	11.9	15.2
Canada	152.2	136.5	128.9
Other foreign countries	297.8	249.1	149.7
	$3,785.3	$3,642.7	$3,327.4
Long-lived assets:
United States	$1,100.2	$1,188.6	$908.4
United Kingdom	335.4	-	-
Other foreign countries	124.2	52.7	47.5
	$1,559.8	$1,241.3	$955.9

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

Condensed Consolidating Balance Sheets
(In millions)

	December 31, 2011				December 31, 2010
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
ASSETS
Current assets:
Cash and cash equivalents	$195.8	$43.0	$-	$238.8	$163.0	$37.8	$-	$200.8
Accounts receivable	182.9	156.7	-	339.6	210.2	135.4	-	345.6
Inventories	270.5	220.9	(0.3)	491.1	289.4	176.5	-	465.9
Prepaid and refundable income taxes	5.3	4.9	1.7	11.9	3.3	0.1	15.3	18.7
Deferred taxes	13.2	13.2	-	26.4	15.1	12.9	-	28.0
Prepaid expenses and other current assets	21.5	26.2	-	47.7	22.1	10.0	-	32.1
Total current assets	689.2	464.9	1.4	1,155.5	703.1	372.7	15.3	1,091.1
Property, plant and equipment	64.9	206.5	-	271.4	75.1	151.3	-	226.4
Due from affiliates	-	1,604.4	(1,604.4)	-	-	1,512.4	(1,512.4)	-
Goodwill	46.7	208.6	-	255.3	46.7	115.1	-	161.8
Other intangibles	6.9	890.5	-	897.4	7.7	719.0	-	726.7
Deferred taxes	80.6	-	(80.6)	-	84.2	-	(84.2)	-
Investments in and loans to subsidiaries	3,047.9	35.6	(3,047.9)	35.6	2,677.5	40.2	(2,677.5)	40.2
Other assets	79.3	20.8	-	100.1	68.7	17.5	-	86.2
Total assets	$4,015.5	$3,431.3	$(4,731.5)	$2,715.3	$3,663.0	$2,928.2	$(4,258.8)	$2,332.4
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$-	$2.0	$-	$2.0	$-	$1.8	$-	$1.8
Current portion of acquisition consideration payable	192.7	1.4	-	194.1	14.1	-	-	14.1
Accounts payable	139.7	96.5	-	236.2	145.9	67.5	-	213.4
Income taxes payable	11.2	8.3	(18.1)	1.4	-	4.4	(4.4)	-
Accrued expenses and other current liabilities	79.0	67.3	-	146.3	85.5	56.9	-	142.4
Total current liabilities	422.6	175.5	(18.1)	580.0	245.5	130.6	(4.4)	371.7
Long-term debt	831.3	0.1	-	831.4	509.7	0.2	-	509.9
Obligations under capital leases	-	23.3	-	23.3	-	25.2	-	25.2
Income taxes payable	6.7	-	-	6.7	6.3	-	-	6.3
Deferred taxes	-	160.0	(86.6)	73.4	-	72.1	(71.8)	0.3
Acquisition consideration payable	17.7	-	-	17.7	199.9	1.4	-	201.3
Due to affiliates	1,604.4	-	(1,604.4)	-	1,512.4	-	(1,512.4)	-
Other	67.7	25.7	-	93.4	57.0	22.4	-	79.4
Total liabilities	2,950.4	384.6	(1,709.1)	1,625.9	2,530.8	251.9	(1,588.6)	1,194.1
Equity:
Common stock and additional paid-in capital	522.6	2,352.4	(2,352.4)	522.6	542.8	2,096.2	(2,096.2)	542.8
Retained earnings	572.1	704.3	(680.2)	596.2	597.8	574.9	(568.9)	603.8
Accumulated other comprehensive (loss) income	(29.6)	(10.2)	10.2	(29.6)	(8.4)	5.1	(5.1)	(8.4)
Total Jones stockholders' equity	1,065.1	3,046.5	(3,022.4)	1,089.2	1,132.2	2,676.2	(2,670.2)	1,138.2
Noncontrolling interest	-	0.2	-	0.2	-	0.1	-	0.1
Total equity	1,065.1	3,046.7	(3,022.4)	1,089.4	1,132.2	2,676.3	(2,670.2)	1,138.3
Total liabilities and equity	$4,015.5	$3,431.3	$(4,731.5)	$2,715.3	$3,663.0	$2,928.2	$(4,258.8)	$2,332.4

Condensed Consolidating Statements of Operations
(In millions)

	Year Ended December 31, 2011
	Issuers	Others	Eliminations	Consolidated
Net sales	$2,370.0	$1,387.0	$(23.0)	$3,734.0
Licensing income	0.1	50.1	-	50.2
Other revenues	1.1	-	-	1.1
Total revenues	2,371.2	1,437.1	(23.0)	3,785.3
Cost of goods sold	1,568.3	882.7	(10.9)	2,440.1
Gross profit	802.9	554.4	(12.1)	1,345.2
Selling, general and administrative expenses	893.5	291.5	(11.8)	1,173.2
Trademark impairments	-	31.5	-	31.5
Operating (loss) income	(90.6)	231.4	(0.3)	140.5
Net interest expense (income) and financing costs	76.7	(3.4)	-	73.3
Equity in income of unconsolidated affiliates	-	3.9	-	3.9
(Loss) income before (benefit) provision for income taxes	(167.3)	238.7	(0.3)	71.1
(Benefit) provision for income taxes	(36.1)	74.2	(18.5)	19.6
(Loss) income before earnings of subsidiaries	(131.2)	164.5	18.2	51.5
Equity in earnings of subsidiaries	163.7	-	(163.7)	-
Net income	32.5	164.5	(145.5)	51.5
Less: income attributable to noncontrolling interest	-	0.8	-	0.8
Income attributable to Jones	$32.5	$163.7	$(145.5)	$50.7

	Year Ended December 31, 2010
	Issuers	Others	Eliminations	Consolidated
Net sales	$2,512.5	$1,095.2	$(14.2)	$3,593.5
Licensing income	0.1	48.2	-	48.3
Other revenues	0.9	-	-	0.9
Total revenues	2,513.5	1,143.4	(14.2)	3,642.7
Cost of goods sold	1,643.9	746.3	(3.0)	2,387.2
Gross profit	869.6	397.1	(11.2)	1,255.5
Selling, general and administrative expenses	950.9	133.2	(11.1)	1,073.0
Trademark impairments	-	37.6	-	37.6
Operating (loss) income	(81.3)	226.3	(0.1)	144.9
Net interest expense (income) and financing costs	64.4	(5.5)	-	58.9
Equity in loss of unconsolidated affiliates	-	0.9	-	0.9
(Loss) income before (benefit) provision for income taxes	(145.7)	230.9	(0.1)	85.1
(Benefit) provision for income taxes	(42.9)	75.0	(1.4)	30.7
(Loss) income before earnings of subsidiaries	(102.8)	155.9	1.3	54.4
Equity in earnings of subsidiaries	155.9	-	(155.9)	-
Net income	53.1	155.9	(154.6)	54.4
Less: income attributable to noncontrolling interest	-	0.6	-	0.6
Income attributable to Jones	$53.1	$155.3	$(154.6)	$53.8

	Year Ended December 31, 2009
	Issuers	Others	Eliminations	Consolidated
Net sales	$2,337.9	$955.8	$(14.0)	$3,279.7
Licensing income	0.1	46.7	-	46.8
Other revenues	0.9	-	-	0.9
Total revenues	2,338.9	1,002.5	(14.0)	3,327.4
Cost of goods sold	1,495.2	689.8	(3.5)	2,181.5
Gross profit	843.7	312.7	(10.5)	1,145.9
Selling, general and administrative expenses	930.4	89.8	(11.5)	1,008.7
Trademark impairments	-	28.7	-	28.7
Goodwill impairment	120.6	-	-	120.6
Operating (loss) income	(207.3)	194.2	1.0	(12.1)
Net interest expense (income) and financing costs	58.2	(5.4)	-	52.8
Loss and costs associated with repurchase of 4.250% Senior Notes	1.5	-	-	1.5
Equity in loss of unconsolidated affiliates	-	3.7	-	3.7
(Loss) income before (benefit) provision for income taxes	(267.0)	195.9	1.0	(70.1)
(Benefit) provision for income taxes	(65.9)	68.0	14.1	16.2
(Loss) income before earnings of subsidiaries	(201.1)	127.9	(13.1)	(86.3)
Equity in earnings of subsidiaries	272.3	-	(272.3)	-
Net income (loss)	71.2	127.9	(285.4)	(86.3)
Less: income attributable to noncontrolling interest	-	0.3	-	0.3
Income (loss) attributable to Jones	$71.2	$127.6	$(285.4)	$(86.6)

Condensed Consolidating Statements of Cash Flows
(In millions)

	Year Ended December 31, 2011
	Issuers	Others	Eliminations	Consolidated
Net cash provided by operating activities	$192.7	$97.8	$(18.8)	$271.7
Cash flows from investing activities
Acquisition of KG Group Holdings, net of cash acquired	(143.1)	-	-	(143.1)
Acquisition of Moda Nicola International	(2.5)	-	-	(2.5)
Capital expenditures	(37.3)	(60.7)	-	(98.0)
Other	-	0.1	-	0.1
Net cash used in investing activities	(182.9)	(60.6)	-	(243.5)
Cash flows from financing activities
Issuance of 6.875% Senior Notes due 2019	300.0	-	-	300.0
Debt issuance costs	(6.6)	-	-	(6.6)
Repayment of acquired debt of KG Group Holdings	(174.1)	-	-	(174.1)
Costs related to secured revolving credit agreement	(3.3)	-	-	(3.3)
Repayment of long-term debt	-	(0.1)	-	(0.1)
Distributions to noncontrolling interest	-	(0.7)	-	(0.7)
Payments of acquisition consideration payable	-	(10.1)	-	(10.1)
Purchases of treasury stock	(78.0)	-	-	(78.0)
Dividends paid	(16.6)	(18.8)	18.8	(16.6)
Principal payments on capital leases	-	(1.7)	-	(1.7)
Excess tax benefits from share-based payments	1.6	-	-	1.6
Net cash provided by (used in) financing activities	23.0	(31.4)	18.8	10.4
Effect of exchange rates on cash	-	(0.6)	-	(0.6)
Net increase in cash and cash equivalents	32.8	5.2	-	38.0
Cash and cash equivalents, beginning	163.0	37.8	-	200.8
Cash and cash equivalents, ending	$195.8	$43.0	$-	$238.8

	Year Ended December 31, 2010
	Issuers	Others	Eliminations	Consolidated
Net cash provided by operating activities	$66.6	$90.6	$(15.9)	$141.3
Cash flows from investing activities
Acquisition of Stuart Weitzman Holdings, net of cash acquired	(159.3)	-	-	(159.3)
Acquisition of Moda Nicola International	(14.4)	-	-	(14.4)
Capital expenditures	(18.6)	(22.4)	-	(41.0)
Other	-	0.4	-	0.4
Net cash used in investing activities	(192.3)	(22.0)	-	(214.3)
Cash flows from financing activities
Costs related to secured revolving credit agreement	(7.3)	-	-	(7.3)
Repayment of long-term debt	-	(0.2)	-	(0.2)
Cash distributions to former owners of Stuart Weitzman Holdings	-	(19.0)	-	(19.0)
Distributions to noncontrolling interest	-	(0.6)	-	(0.6)
Payments of acquisition consideration payable	-	(4.3)	-	(4.3)
Purchases of treasury stock	(10.7)	-	-	(10.7)
Proceeds from exercise of employee stock options	0.6	-	-	0.6
Dividends paid	(17.2)	(15.9)	15.9	(17.2)
Principal payments on capital leases	-	(2.6)	-	(2.6)
Excess tax benefits from share-based payments	1.2	-	-	1.2
Net cash used in financing activities	(33.4)	(42.6)	15.9	(60.1)
Effect of exchange rates on cash	-	0.5	-	0.5
Net (decrease) increase in cash and cash equivalents	(159.1)	26.5	-	(132.6)
Cash and cash equivalents, beginning	322.1	11.3	-	333.4
Cash and cash equivalents, ending	$163.0	$37.8	$-	$200.8

	Year Ended December 31, 2009
	Issuers	Others	Eliminations	Consolidated
Net cash provided by operating activities	$325.5	$23.5	$-	$349.0
Cash flows from investing activities
Capital expenditures	(15.3)	(14.7)	-	(30.0)
Investment in GRI Group Limited	-	(15.2)	-	(15.2)
Net cash used in investing activities	(15.3)	(29.9)	-	(45.2)
Cash flows from financing activities
Repurchase of 4.250% Senior Notes	(237.7)	-	-	(237.7)
Redemption at maturity of 4.250% Senior Notes	(7.5)	-	-	(7.5)
Payment of consent fees	(12.9)	-	-	(12.9)
Costs associated with consent fees and repurchase of notes	(1.8)	-	-	(1.8)
Costs related to secured revolving credit agreement	(29.6)	(0.5)	-	(30.1)
Distributions to noncontrolling interest	-	(0.2)	-	(0.2)
Dividends paid	(17.0)	-	-	(17.0)
Principal payments on capital leases	-	(3.1)	-	(3.1)
Net cash used in financing activities	(306.5)	(3.8)	-	(310.3)
Effect of exchange rates on cash	-	1.6	-	1.6
Net increase (decrease) in cash and cash equivalents	3.7	(8.6)	-	(4.9)
Cash and cash equivalents, beginning	318.4	19.9	-	338.3
Cash and cash equivalents, ending	$322.1	$11.3	$-	$333.4

UNAUDITED CONSOLIDATED FINANCIAL INFORMATION

        Unaudited interim consolidated financial information for the two years ended December 31, 2011 is summarized as follows:

(In millions except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Net sales	$949.0	$876.7	$1,030.1	$878.1
Total revenues	961.3	887.4	1,043.0	893.6
Gross profit	330.7	323.1	371.9	319.6
Operating income (loss)(1)	61.2	44.9	60.4	(25.9)
Net income (loss)	25.9	5.4	41.2	(20.9)

Basic earnings (loss) per share	$0.30	$0.06	$0.50	$(0.27)
Diluted earnings (loss) per share	0.30	0.06	0.49	(0.27)

Dividends declared per share	$0.05	$0.05	$0.05	$0.05
2010
Net sales	$876.1	$849.0	$1,009.9	$858.4
Total revenues	887.3	859.6	1,022.1	873.7
Gross profit	326.2	317.2	342.6	269.4
Operating income (loss)(2)	76.3	55.3	60.1	(46.8)
Net income (loss)	39.4	25.8	29.2	(40.0)

Basic earnings (loss) per share	$0.46	$0.30	$0.34	$(0.47)
Diluted earnings (loss) per share	0.45	0.30	0.34	(0.47)

Dividends declared per share	$0.05	$0.05	$0.05	$0.05

 Quarterly figures may not add to full year due to rounding.

(1)	Includes trademark impairments of $31.5 million in the fourth fiscal quarter of 2011.
(2)	Includes trademark impairments of $37.6 million in the fourth fiscal quarter of 2010.

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

        We have made changes to our internal controls and procedures over financial reporting to address the implementation of SAP, an enterprise resource planning ("ERP") system. We began the process of implementing SAP throughout The Jones Group Inc. and our consolidated subsidiaries in 2006. SAP will integrate our operational and financial systems and expand the functionality of our financial reporting processes. During the fourth fiscal quarter of 2011, our wholesale footwear materials management system was converted to this system. We have adequately controlled the transition to the new processes and controls, with no negative impact to our internal control environment. We expect to continue the implementation of this system to all locations over a multi-year period. As the phased roll out occurs, we will experience changes in internal control over financial reporting each quarter. We expect this ERP system to further advance our control environment by automating manual processes, improving management visibility and standardizing processes as its full capabilities are utilized.

Management's Annual Report on Internal Control Over Financial Reporting

        Management's report on Internal Control Over Financial reporting appears on page 60. Our independent registered public accounting firm, BDO USA, LLP, has issued an audit report on our internal control over financial reporting, which appears on page 63.

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

Equity Compensation Plan Information

        The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2011. For further information, see "Stock Options and Restricted Stock" in Notes to Consolidated Financial Statements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,901,500	$36.50	3,243,353
Equity compensation plans not approved by security holders	--	--	--
Total	1,901,500	$36.50	3,243,353

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
The following financial statements are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2011 and 2010
Consolidated Statements of Operations - Years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Comprehensive Income (Loss) - Years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Changes in Equity - Years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows - Years ended December 31, 2011, 2010 and 2009
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

February 21, 2012		THE JONES GROUP INC. (Registrant)
	By:	/s/ Wesley R. Card Wesley R. Card Chief Executive Officer

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

Signature	Title	Date
/s/ Wesley R. Card Wesley R. Card	Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2012
/s/ John T. McClain John T. McClain	Chief Financial Officer (Principal Financial Officer)	February 21, 2012
/s/ Christopher R. Cade Christopher R. Cade	Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 21, 2012
/s/ Sidney Kimmel Sidney Kimmel	Director	February 21, 2012
/s/ Matthew H. Kamens Matthew H. Kamens	Director	February 21, 2012
/s/ Gerald C. Crotty Gerald C. Crotty	Director	February 21, 2012
/s/ Lowell W. Robinson Lowell W. Robinson	Director	February 21, 2012
/s/ Donna F. Zarcone Donna F. Zarcone	Director	February 21, 2012
/s/ Margaret H. Georgiadis Margaret H. Georgiadis	Director	February 21, 2012
/s/ Robert L. Mettler Robert L. Mettler	Director	February 21, 2012
/s/ John D. Demsey John D. Demsey	Director	February 21, 2012
/s/ Jeffrey D. Nuechterlein Jeffrey D. Nuechterlein	Director	February 21, 2012
/s/ Ann Marie C. Wilkins Ann Marie C. Wilkins	Director	February 21, 2012

INDEX TO FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm on Schedule II.

Schedule II.         Valuation and qualifying accounts

        Schedules other than those listed above have been omitted since the information is not applicable, not required or is included in the respective financial statements or notes thereto.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit[1]
2.1	Agreement and Plan of Merger dated September 10, 1998, among Jones Apparel Group, Inc., SAI Acquisition Corp., Sun Apparel, Inc. and the selling shareholders (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated September 24, 1998).
2.2	Agreement and Plan of Merger dated as of March 1, 1999, among Jones Apparel Group, Inc., Jill Acquisition Sub Inc. and Nine West Group Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated March 2, 1999).
2.3	Securities Purchase and Sale Agreement dated as of July 31, 2000, among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Victoria + Co Ltd. and the Shareholders and Warrantholders of Victoria + Co Ltd (incorporated by reference to Exhibit 2.1 of our Quarterly Report on Form 10-Q for the three months ended April 2, 2000).
2.4	Agreement and Plan of Merger dated as of April 13, 2001, among Jones Apparel Group, Inc., MCN Acquisition Corp. and McNaughton Apparel Group Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated April 13, 2001).
2.5	Purchase Agreement dated as of August 7, 2003 between Kasper A.S.L., Ltd. and Jones Apparel Group, Inc. (incorporated by reference to Exhibit 2.1 of our Quarterly Report on Form 10-Q for the nine months ended October 4, 2003).
2.6	Agreement and Plan of Merger dated as of June 18, 2004, among Jones Apparel Group, Inc., MSC Acquisition Corp. and Maxwell Shoe Company Inc. (incorporated by reference to Exhibit 99.D.3 of Amendment No. 16 to our Schedule TO dated June 21, 2004).
2.7	Master Purchase Agreement, dated as of May 5, 2010, by and among, STEPAHEAD, LLC, JAG Footwear, Accessories and Retail Corporation, Jones Apparel Group, Inc., Stuart Weitzman Holdings, LLC, and Mr. Stuart Weitzman (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated May 5, 2010).
2.8	Common Unit Purchase Agreement, dated as of May 5, 2010, by and among, IPC/SW, LLC, JAG Footwear, Accessories and Retail Corporation and Jones Apparel Group, Inc. (incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K dated May 5, 2010).
2.9	Share Sale and Purchase Agreement dated June 2, 2011 among Jones Apparel Group Holdings, Inc., Graphite Capital Management LLP, Carta Capital Investments II S. àr.l., Harrods (UK) Limited and certain selling shareholders named therein (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated June 2, 2011).
2.10	Management Loan Note Instrument of Jones Apparel Group Holdings, Inc. dated June 2, 2011 (incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K dated June 2, 2011).
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the nine months ended October 2, 2010).

Exhibit No.	Description of Exhibit[1]
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K dated December 14, 2010).
4.1	Form of Certificate evidencing shares of common stock of The Jones Group Inc. (incorporated by reference to Exhibit 4.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010).
4.2	Exchange and Note Registration Rights Agreement dated June 15, 1999, among Jones Apparel Group, Inc., Bear, Stearns & Co. Inc., Chase Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney Inc., BancBoston Robertson Stephens Inc., Banc of America Securities LLC, ING Baring Furman Selz LLC, Lazard Freres & Co. LLC, Tucker Anthony Cleary Gull, Brean Murray & Co., Inc. and The Buckingham Research Group Incorporated (incorporated by reference to Exhibit 4.5 of our Quarterly Report on Form 10-Q for the six months ended July 4, 1999).
4.3	Indenture dated as of November 22, 2004, among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Footwear Corporation and Jones Retail Corporation, as Issuers and SunTrust Bank, as Trustee, including Form of 4.250% Senior Notes due 2009, Form of 5.125% Senior Notes due 2014 and Form of 6.125% Senior Notes due 2034 (incorporated by reference to Exhibit 4.14 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004).
4.4	Form of Exchange and Note Registration Rights Agreement dated November 22, 2004 among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Footwear Corporation and Jones Retail Corporation, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Representatives of the Several Initial Purchasers listed in Schedule I thereto, with respect to 4.250% Senior Notes due 2009, 5.125% Senior Notes due 2014 and 6.125% Senior Notes due 2034 (incorporated by reference to Exhibit 4.15 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004).
4.5	First Supplemental Indenture dated as of December 31, 2006, by and among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Footwear Corporation, Jones Retail Corporation, Kasper, Ltd., as Issuers, and U.S. Bank National Association (as successor in interest to SunTrust Bank), as Trustee, relating to the 4.250% Senior Notes Due 2009, 5.125% Senior Notes due 2014 and 6.125% Senior Notes due 2034 (incorporated by reference to Exhibit 4.7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006).
4.6	Second Supplemental Indenture dated as of April 15, 2009 between Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Nine West Footwear Corporation and Jones Retail Corporation, as Issuers, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated April 15, 2009).
4.7	Indenture dated as of March 7, 2011, among The Jones Group Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., JAG Footwear, Accessories and Retail Corporation and U.S. Bank National Association, as trustee, relating to the Issuers' 6.875% Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated March 7, 2011).
10.1	1996 Stock Option Plan (incorporated by reference to Exhibit 10.33 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1996).+
10.2	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005).+
10.3	Form of Agreement Evidencing Stock Option Awards Under the 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004).+
10.4	Form of Agreement Evidencing Restricted Stock Awards Under the 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the three months ended April 2, 2005).+

Exhibit No.	Description of Exhibit[1]
10.5	Amended and Restated Employment Agreement dated March 11, 2002, between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the three months ended April 6, 2002).+
10.6	Amended and Restated Employment Agreement dated April 4, 2002, between Jones Apparel Group, Inc. and Ira M. Dansky (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the three months ended April 6, 2002).+
10.7	Buying Agency Agreement dated August 31, 2001, between Nine West Group Inc. and Bentley HSTE Far East Services Limited (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the nine months ended October 6, 2001).
10.8	Buying Agency Agreement dated November 30, 2001, between Nine West Group Inc. and Bentley HSTE Far East Services, Limited (incorporated by reference to Exhibit 10.22 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.9	Amendment dated February 28, 2003 to the Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.22 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).+
10.10	Amendment dated February 28, 2003 to the Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Ira M. Dansky (incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).+
10.11	Amendment No. 2 dated March 8, 2006 to Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated March 8, 2006).+
10.12	The Jones Group Inc. Deferred Compensation Plan for Outside Directors, as amended and restated effective as of January 1, 2005 (amended to reflect corporate name change only) (incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010).+
10.13	Form of Agreement Evidencing Restricted Stock Awards for Outside Directors Under the 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the three months ended April 2, 2005).+
10.14	The Jones Group Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2010 (amended to reflect corporate name change only) (incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010).+
10.15	Amendment No. 3 dated April 17, 2007 to Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated April 17, 2007).+
10.16	Summary Sheet of Compensation of Non-Management Directors of The Jones Group Inc. (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the nine months ended October 2, 2010).+
10.17	The Jones Group Inc. Severance Plan, as amended, and Summary Plan Description (amended to reflect corporate name change only) (incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010).+
10.18	The Jones Group Inc. 2007 Executive Annual Cash Incentive Plan, as amended (amended to reflect corporate name change only) (incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010).+
10.19	Amendment No. 4 dated July 12, 2007 to Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated July 11, 2007).+

Exhibit No.	Description of Exhibit[1]
10.20	Employment Agreement dated as of July 11, 2007 between Jones Apparel Group, Inc. and John T. McClain (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated July 11, 2007).+
10.21	Amended and Restated Stock Purchase Agreement dated August 8, 2007 among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Barneys New York, Inc., Istithmar Bentley Holding Co. and Istithmar Bentley Acquisition Co. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated August 8, 2007).
10.22	Master Confirmation dated September 6, 2007 between Jones Apparel Group, Inc. and Goldman, Sachs & Co. relating to accelerated stock repurchase agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated September 6, 2007).
10.23	Supplemental Confirmation dated September 6, 2007 between Jones Apparel Group, Inc. and Goldman, Sachs & Co. relating to accelerated stock repurchase agreement (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated September 6, 2007).#
10.24	Amendment No. 2 dated December 10, 2007 to Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Ira M. Dansky (incorporated by reference to Exhibit 10.39 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007).+
10.25	Credit Agreement, dated as of May 13, 2009, among Jones Apparel Group, Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., Jones Retail Corporation, Nine West Footwear Corporation, Energie Knitwear, Inc., Jones Investment Co. Inc., Jones Jeanswear Group, Inc., L.E.I. Group, Inc., Nine West Development Corporation and Victoria + Co Ltd., as U.S. Borrowers, Jones Apparel Group Canada, LP, as Canadian Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian administrative agent, JPMorgan Chase Bank, N.A. and General Electric Capital Corporation, as joint collateral agents, Citibank, N.A., as syndication agent, and Bank of America, N.A., Wachovia Bank, National Association and SunTrust Bank, as documentation agents (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated July 30, 2010).
10.26	Amendment No. 1, dated as of June 2, 2009, to Buying Agency Agreement between Nine West Footwear Corporation and Bentley HSTE Far East Services Limited (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2009).
10.27	The Jones Group Inc. 2009 Long Term Incentive Plan, as amended (amended to reflect corporate name change only) (incorporated by reference to Exhibit 10.32 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010).+
10.28	Form of Section 409A Amendment to Employment Agreement (incorporated by reference to Exhibit 10.43 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009).+
10.29	Amendment No. 2 dated December 8, 2009 to Employment Agreement between Jones Apparel Group, Inc. and John T. McClain dated as of July 11, 2007 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated December 8, 2009).+
10.30	Form of Agreement Evidencing Restricted Stock Awards Under the 2009 Long Term Incentive Plan (incorporated by reference to Exhibit 10.35 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010).+
10.31	Form of Agreement Evidencing Restricted Stock Awards for Outside Directors Under the 2009 Long Term Incentive Plan (incorporated by reference to Exhibit 10.36 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010).+
10.32	Employment Agreement dated as of January 31, 2010, between Jones Apparel Group, Inc. and Richard Dickson (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated January 31, 2010). +

Exhibit No.	Description of Exhibit[1]
10.33	Amendment No. 6 dated as of February 9, 2010 to the Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 9, 2010).+
10.34	Amendment No. 4 dated as of February 9, 2010 to the Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Ira M. Dansky (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 9, 2010).+
10.35	Amendment No. 1 and Consent to Credit Agreement, dated as of May 5, 2010, by and among Jones Apparel Group, Inc., JAG Footwear, Accessories and Retail Corporation, the other borrowers and subsidiaries party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as the administrative agent for the lenders, and JPMorgan Chase Bank, N.A., Toronto Branch, as the administrative agent for the Canadian lenders (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated May 5, 2010).
10.36	Amendment No. 2 to Credit Agreement and Other Loan Documents, dated as of June 29, 2010, by and among Jones Apparel Group, Inc., the other borrowers and subsidiaries party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as the administrative agent for the lenders, and JPMorgan Chase Bank, N.A., Toronto Branch, as the administrative agent for the Canadian lenders (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated June 29, 2010).
10.37	Amendment No. 1 to Employment Agreement dated as of February 8, 2011 between The Jones Group Inc. and Richard Dickson (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 8, 2011).+
10.38	Amendment No. 2 dated March 28, 2011 to Buying Agency Agreement between JAG Footwear, Accessories and Retail Corporation (as successor in interest to Nine West Footwear Corporation) and Bentley HSTE Far East Services Limited (incorporated by reference to Exhibit 10.1 of our Current Report on Form 10-Q for the fiscal quarter ended April 2, 2011).
10.39	Amended and Restated Credit Agreement and Other Loan Documents, dated as of April 28, 2011, by and among The Jones Group Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., JAG Footwear, Accessories and Retail Corporation, Jones Jewelry Group, Inc., Jones Investment Co. Inc., Jones Jeanswear Group, Inc. and Nine West Development Corporation, as U.S. Borrowers, Jones Apparel Group Canada, LP, as Canadian Borrower, the other Loan Parties party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian administrative agent, J.P. Morgan Europe Limited as European administrative agent and European collateral agent, JPMorgan Chase Bank, N.A. as U.S. collateral agent, Citibank, N.A., as syndication agent, and Bank of America, N.A., Wells Fargo Bank, National Association and SunTrust Bank, as documentation agents (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated April 28, 2011).
10.40	Amendment No. 3 dated as of July 8, 2011 to the Buying Agency Agreement between JAG Footwear, Accessories and Retail Corporation and Bentley HSTE Far East Services Limited (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated July 8, 2011).
10.41	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of July 12, 2011, by and among The Jones Group Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., JAG Footwear, Accessories and Retail Corporation, Jones Investment Co. Inc., Jones Jeanswear Group, Inc., Nine West Development Corporation and Jones Jewelry Group, Inc., as U.S. Borrowers, Jones Apparel Group Canada, LP, as Canadian Borrower, the other Loan Parties party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, JPMorgan Chase Bank, N.A., Toronto Branch, as administrative agent for the international lenders, and J.P. Morgan Europe Limited as administrative agent for the international lenders (incorporated by reference to Exhibit 10.1 of our Current Report on Form 10-Q for the fiscal quarter ended July 2, 2011).

Exhibit No.	Description of Exhibit[1]
10.42	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of December 1, 2011, by and among The Jones Group Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc., JAG Footwear, Accessories and Retail Corporation, Jones Investment Co. Inc., Jones Jeanswear Group, Inc., Nine West Development Corporation and Jones Jewelry Group, Inc., as U.S. Borrowers, Jones Apparel Group Canada, LP, as Canadian Borrower, the other Loan Parties party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, JPMorgan Chase Bank, N.A., Toronto Branch, as administrative agent for the international lenders, and J.P. Morgan Europe Limited as administrative agent for the international lenders (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated December 1, 2011).
10.43*	Employment Agreement dated December 5, 2007 between Jones Apparel Group, Inc. and Christopher R. Cade. +
10.44*	Amendment No. 1 dated July 18, 2008 to Employment Agreement between Jones Apparel Group, Inc. and Christopher R. Cade.+
10.45*	Amendment No. 2 dated October 4, 2010 to Employment Agreement between Jones Apparel Group, Inc. and Christopher R. Cade. +
12*	Computation of Ratio of Earnings to Fixed Charges.
21*	List of Subsidiaries.
23*	Consent of BDO USA, LLP.
31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32[o]	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

____________________

[1]	Exhibits filed with Forms 10-K, 10-Q, 8-K or Schedule 14A of Jones Apparel Group, Inc. were filed under SEC File No. 001-10746.
*	Filed herewith.
[o]	Furnished herewith.
#	Portions deleted pursuant to application for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.
+	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

Tel: 212-885-8000 Fax: 212-697-1299 www.bdo.com	100 Park Ave New York, NY 10017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
The Jones Group Inc.
New York, New York

The audits referred to in our report dated February 21, 2012 relating to the consolidated financial statements of The Jones Group Inc., which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

New York, New York
February 21, 2012

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the International BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

SCHEDULE II

THE JONES GROUP INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011
(In Millions)

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at beginning of period	Charged against revenues or to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
Accounts receivable allowances
Allowance for doubtful accounts
For the year ended December 31:
2009	$ 2.8	$ 1.7	$ -		$ 1.3	(1)	$ 3.2
2010	3.2	(0.2)	-		1.2	(1)	1.8
2011	1.8	1.3	-		0.2	(1)	2.9
Allowance for sales returns
For the year ended December 31:
2009	8.0	24.2	0.2	(2)	26.7	(3)	5.7
2010	5.7	34.3	0.1	(2)	32.2	(3)	7.9
2011	7.9	38.4	-		36.4	(3)	9.9
Allowance for sales discounts
For the year ended December 31:
2009	8.0	71.2	-		73.0	(3)	6.2
2010	6.2	72.8	-		71.9	(3)	7.1
2011	7.1	69.3	-		69.9	(3)	6.5
Allowance for co-op advertising
For the year ended December 31:
2009	8.6	21.6	0.1	(2)	20.6	(3)	9.7
2010	9.7	23.6	-		21.6	(3)	11.7
2011	11.7	22.3	-		25.0	(3)	9.0
Deferred tax valuation allowance
For the year ended December 31:
2009	5.2	0.6	-		-		5.8
2010	5.8	-	-		-		5.8
2011	5.8	2.3	-		-		8.1

_________________________

(1)	Doubtful accounts written off against accounts receivable.
(2)	Represents effects of foreign currency translation.
(3)	Deductions taken by customers written off against accounts receivable.