Form 10-Q
period 2012-03-31
JONES GROUP INC
filed 2012-04-27
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock $.01 par value	Outstanding at April 26, 2012 82,109,819

THE JONES GROUP INC.

DEFINITIONS

        As used in this Report, unless the context requires otherwise, "Jones," "our," "us" and "we" means The Jones Group Inc. and consolidated subsidiaries, "GRI" means GRI Group Limited, "FASB" means the Financial Accounting Standards Board, "ASC" means the "FASB Accounting Standards Codification™", "ASU" means "Accounting Standards Update" and "SEC" means the United States Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE JONES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(ALL AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	March 31, 2012		April 2, 2011		December 31, 2011
ASSETS	(Unaudited	)	(Unaudited	)
Current assets:
Cash and cash equivalents	$147.1		$306.5		$238.8
Accounts receivable	458.6		506.4		339.6
Inventories, primarily finished goods	473.0		452.6		491.1
Prepaid and refundable income taxes	-		0.5		11.9
Deferred taxes	34.6		31.3		26.4
Loan to unconsolidated affiliate	10.0		-		10.0
Prepaid expenses and other current assets	44.6		39.0		37.7
Total current assets	1,167.9		1,336.3		1,155.5
Property, plant and equipment, at cost, less accumulated depreciation and amortization of $596.6, $570.0 and $605.4	273.0		245.0		271.4
Goodwill	258.5		161.8		255.3
Other intangibles, at cost, less accumulated amortization	900.9		725.0		897.4
Investment in and loan to unconsolidated affiliate	36.2		42.6		35.6
Other assets	98.7		94.8		100.1
Total assets	$2,735.2		$2,605.5		$2,715.3
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2.1		$1.9		$2.0
Current portion of acquisition consideration payable	228.3		21.9		194.1
Accounts payable	244.7		177.1		236.2
Income taxes payable	11.5		0.2		1.4
Accrued employee compensation and benefits	29.1		30.7		45.3
Accrued expenses and other current liabilities	96.2		93.6		101.0
Total current liabilities	611.9		325.4		580.0
Long-term debt	832.4		809.6		831.4
Obligations under capital leases	22.8		24.7		23.3
Deferred taxes	74.9		14.0		73.4
Income taxes payable	0.5		6.4		6.7
Acquisition consideration payable	5.8		193.5		17.7
Other noncurrent liabilities	93.1		71.0		93.4
Total liabilities	1,641.4		1,444.6		1,625.9
Commitments and contingencies	-		-		-
Equity:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-		-		-
Common stock, $.01 par value - shares authorized 200.0; issued 82.1, 87.5 and 81.0	0.8		0.9		0.8
Additional paid-in capital	526.9		545.2		521.8
Retained earnings	586.2		620.0		596.2
Accumulated other comprehensive loss	(20.3)		(5.4)		(29.6)
Total Jones stockholders' equity	1,093.6		1,160.7		1,089.2
Noncontrolling interest	0.2		0.2		0.2
Total equity	1,093.8		1,160.9		1,089.4
Total liabilities and equity	$2,735.2		$2,605.5		$2,715.3

See accompanying notes to consolidated financial statements

THE JONES GROUP INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(ALL AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	Fiscal Quarter Ended
	March 31, 2012	April 2, 2011
Net sales	$923.4	$949.0
Licensing income	12.3	12.1
Other revenues	0.3	0.2
Total revenues	936.0	961.3
Cost of goods sold	592.5	630.6
Gross profit	343.5	330.7
Selling, general and administrative expenses	303.3	269.5
Operating income	40.2	61.2
Interest income	0.2	0.2
Interest expense and financing costs	42.9	21.3
Equity in income of unconsolidated affiliate	0.9	1.3
(Loss) income before (benefit) provision for income taxes	(1.6)	41.1
(Benefit) provision for income taxes	(0.6)	15.5
Net (loss) income	(1.0)	25.9
Less: income attributable to noncontrolling interest	0.2	0.2
(Loss) income attributable to Jones	$(1.2)	$25.7
(Loss) earnings per common share attributable to Jones
Basic	$(0.01)	$0.30
Diluted	(0.01)	0.30
Weighted average shares outstanding
Basic	76.1	82.2
Diluted	76.1	83.4
Dividends declared per share	$0.05	$0.05

See accompanying notes to consolidated financial statements

THE JONES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(ALL AMOUNTS IN MILLIONS)

	Fiscal Quarter Ended
	March 31, 2012	April 2, 2011
Net (loss) income	$(1.0)	$25.9
Other comprehensive income:
Change in fair value of cash flow hedges, net of $0.1 and $0.2 tax benefit	(0.1)	(0.4)
Reclassification adjustment for hedge gains and losses included in net (loss) income, net of $0.1 tax benefit	-	0.1
Foreign currency translation adjustments	9.4	3.3
Total other comprehensive income	9.3	3.0
Comprehensive income	$8.3	$28.9

See accompanying notes to consolidated financial statements

THE JONES GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(ALL AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	Number of common shares outstanding	Total equity	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest
Balance, January 1, 2011	86.4	$1,138.3	$0.9	$541.9	$603.8	$(8.4)	$0.1
Comprehensive income	-	28.9	-	-	25.7	3.0	0.2
Issuance of restricted stock to employees, net of forfeitures	1.8	-	-	-	-	-	-
Amortization of restricted stock	-	8.2	-	8.2	-	-	-
Distributions to noncontrolling interest	-	(0.1)	-	-	-	-	(0.1)
Tax effects from vesting of restricted stock	-	1.0	-	1.0	-	-	-
Tax effects of expired employee stock options	-	(1.1)	-	(1.1)	-	-	-
Repurchase of common shares	(0.7)	(10.0)	-	(4.8)	(5.2)	-	-
Dividends on common stock ($0.05 per share)	-	(4.4)	-	-	(4.4)	-	-
Other	-	0.1	-	-	0.1	-	-
Balance, April 2, 2011	87.5	$1,160.9	$0.9	$545.2	$620.0	$(5.4)	$0.2
Balance, January 1, 2012	81.0	$1,089.4	$0.8	$521.8	$596.2	$(29.6)	$0.2
Comprehensive income	-	8.3	-	-	(1.2)	9.3	0.2
Issuance of restricted stock to employees, net of forfeitures	2.1	-	-	-	-	-	-
Amortization of restricted stock	-	9.3	-	9.3	-	-	-
Distributions to noncontrolling interest	-	(0.2)	-	-	-	-	(0.2)
Tax effects from vesting of restricted stock	-	1.4	-	1.4	-	-	-
Tax effects of expired employee stock options	-	(1.3)	-	(1.3)	-	-	-
Repurchase of common shares	(1.0)	(9.2)	-	(4.3)	(4.9)	-	-
Dividends on common stock ($0.15 per share)	-	(3.9)	-	-	(3.9)	-	-
Balance, March 31, 2012	82.1	$1,093.8	$0.8	$526.9	$586.2	$(20.3)	$0.2

See accompanying notes to consolidated financial statements

THE JONES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(ALL AMOUNTS IN MILLIONS)

	Fiscal Quarter Ended
	March 31, 2012	April 2, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1.0)	$25.9
Adjustments to reconcile net (loss) income to net cash used in operating activities, net of acquisitions:
Amortization of restricted stock	9.3	8.2
Depreciation and other amortization	22.5	18.5
Impairment losses	0.4	1.6
Adjustments to acquisition consideration payable	24.6	8.7
Equity in income of unconsolidated affiliate	(0.9)	(1.3)
Deferred taxes	(9.5)	9.7
Fair value adjustments related to interest rate swaps and cap	1.6	2.2
Other items, net	(2.6)	0.4
Changes in operating assets and liabilities:
Accounts receivable	(117.5)	(159.8)
Inventories	20.8	13.9
Prepaid expenses and other current assets	(6.6)	(6.7)
Other assets	(0.6)	(3.8)
Accounts payable	7.4	(36.4)
Income taxes payable/prepaid income taxes	14.9	18.4
Accrued expenses and other current liabilities	(22.0)	(21.7)
Acquisition consideration payable	(0.3)	(4.5)
Other liabilities	(0.3)	(10.1)
Total adjustments	(58.8)	(162.7)
Net cash used in operating activities	(59.8)	(136.8)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18.2)	(32.9)
Other	(0.2)	-
Net cash used in investing activities	(18.4)	(32.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of 6.875% Senior Notes due 2019	-	300.0
Debt issuance costs	-	(6.4)
Dividends paid	(4.0)	(4.3)
Repurchases of common stock	(8.9)	(10.0)
Payments of acquisition consideration payable	(2.0)	(4.2)
Other items, net	1.5	1.0
Net cash (used in) provided by financing activities	(13.4)	276.1
EFFECT OF EXCHANGE RATES ON CASH	(0.1)	(0.7)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(91.7)	105.7
CASH AND CASH EQUIVALENTS, BEGINNING	238.8	200.8
CASH AND CASH EQUIVALENTS, ENDING	$147.1	$306.5

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

        In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 2012.

        Distribution costs. Our cost of sales may not be comparable to those of other entities, since some entities include all of the costs associated with their distribution functions in cost of sales while we include these costs in selling, general and administrative ("SG&A") expenses. Distribution costs included in SG&A expenses for the fiscal quarters ended March 31, 2012 and April 2, 2011 were $23.6 million and $25.1 million, respectively.

EARNINGS PER SHARE

        The computation of basic and diluted earnings per share is as follows:

(In millions, except per share amounts)	Fiscal Quarter Ended
	March 31, 2012	April 2, 2011

Net (loss) income	$(1.0)	$25.9
Less: income attributable to noncontrolling interest	0.2	0.2
(Loss) income attributable to Jones	(1.2)	25.7
Less: (loss) income allocated to participating securities	(0.2)	0.8
(Loss) income available to common stockholders of Jones	$(1.0)	$24.9
Weighted average shares outstanding - basic	76.1	82.2
Effect of dilutive employee restricted stock	-	1.2
Weighted average shares outstanding - diluted	76.1	83.4
(Loss) earnings per common share attributable to Jones
Basic	$(0.01)	$0.30
Diluted	(0.01)	0.30

ACQUISITIONS

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

        The following table provides pro forma total revenues and results of operations for the fiscal quarter ended April 2, 2011 as if Kurt Geiger had been acquired on January 1, 2010. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as amortization expense on intangible assets acquired from Kurt Geiger resulting from the fair valuation of assets acquired. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Kurt Geiger. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed at the indicated dates, nor are they indicative of the future operating results of the combined companies.

(In millions, except per share amounts)	Fiscal Quarter Ended April 2, 2011
Total revenues	$1,036.3
Net income	19.2
Earnings per common share attributable to Jones
Basic	$0.22
Diluted	0.22

ACCOUNTS RECEIVABLE

        Accounts receivable consist of the following:

(In millions)	March 31, 2012	April 2, 2011	December 31, 2011
Trade accounts receivable	$495.0	$544.9	$367.9
Allowances for doubtful accounts, returns, discounts and co-op advertising	(36.4)	(38.5)	(28.3)
	$458.6	$506.4	$339.6

        Due to our 25% ownership interest in GRI, GRI is deemed to be a related party. Included in accounts receivable are amounts due from GRI in the amount of $20.0 million, $18.2 million and $19.7 million at March 31, 2012, April 2, 2011 and December 31, 2011, respectively. Net revenues from GRI amounted to $17.9 million and $14.5 million for the fiscal quarters ended March 31, 2012 and April 2, 2011, respectively. On April 23, 2009, we converted $10.0 million of the outstanding GRI accounts receivable to a three-year interest-bearing convertible note. This note was repaid on April 20, 2012.

ACCRUED RESTRUCTURING COSTS

Jewelry

        During 2009, we decided to discontinue the domestic manufacturing, product development and sourcing activities of our jewelry business, and also announced the closing of our jewelry distribution center during 2010. We accrued $0.2 million of lease termination costs in the fiscal quarter ended April 2, 2011. These costs are reported as SG&A expenses in the domestic wholesale footwear and accessories segment.

        The details of the jewelry restructuring accruals are as follows:

(In millions)	One-time termination benefits	Lease obligations	Total jewelry restructuring
Balance, January 1, 2011	$1.3	$2.3	$3.6
Additions	-	0.2	0.2
Payments and reductions	(1.2)	(0.5)	(1.7)
Balance, April 2, 2011	$0.1	$2.0	$2.1
Balance, January 1, 2012	$-	$1.5	$1.5
Payments and reductions	-	(0.1)	(0.1)
Balance, March 31, 2012	$-	$1.4	$1.4

        The net accrual of $2.1 million at April 2, 2011 is reported as $0.6 million of accrued expenses and other current liabilities and $1.5 million of other noncurrent liabilities. The net accrual of $1.4 million at March 31, 2012 is reported as $0.4 million of accrued expenses and other current liabilities and $1.0 million of other noncurrent liabilities.

Texas Warehouse

        On December 1, 2009, we announced the closing of warehouse facilities in Socorro, Texas. We accrued $3.4 million of termination benefits and associated employee costs for 220 employees. We also recorded $7.4 million of lease obligation costs relating to the warehouse. These costs are reported as SG&A expenses in the domestic wholesale jeanswear segment. The closing was substantially completed by the end of April 2010.

        The details of the Texas warehouse restructuring accruals are as follows:

(In millions)	Lease obligations
Balance, January 1, 2011	$4.1
Payments and reductions	(1.1)
Balance, April 2, 2011	$3.0
Balance, January 1, 2012	$0.9
Payments and reductions	(0.1)
Balance, March 31, 2012	$0.8

        The net accruals of $3.0 million and $0.8 million at April 2, 2011 and March 31, 2012, respectively, are reported as accrued expenses and other current liabilities.

Retail Stores

        We continue to review our domestic retail operations for underperforming locations. As a result of this review, we have decided to close retail locations that no longer provide strategic benefits. During the first fiscal quarters of 2012 and 2011, we closed 41 and 40 locations, respectively, and we anticipate closing additional locations in 2012. Total termination benefits and associated employee costs are expected to be $10.0 million for approximately 2,164 employees, including both store employees and administrative support personnel. We recorded $0.6 million and $0.8 million of employee termination costs in the fiscal quarters ended April 2, 2011 and March 31, 2012, respectively. In connection with our decision to close these stores, we reviewed the associated long-term assets for impairments. As a result of this review, we recorded $1.2 million and $0.4 million of impairment losses during the fiscal quarters ended April 2, 2011 and March 31, 2012, respectively, on leasehold improvements and furniture and fixtures located in the stores to be closed. These costs are reported as SG&A expenses in our domestic retail segment.

        The details of the retail store restructuring accruals are as follows:

(In millions)	One-time termination benefits
Balance, January 1, 2011	$2.2
Additions	0.6
Payments and reductions	(1.5)
Balance, April 2, 2011	$1.3
Balance, January 1, 2012	$1.3
Additions	0.8
Payments and reductions	(1.0)
Balance, March 31, 2012	$1.1

        The net accruals of $1.3 million at April 2, 2011 and $1.1 million at March 31, 2012 are reported as accrued expenses and other current liabilities.

GOODWILL

        The following table presents, by segment and in total, the carrying amount of goodwill for the fiscal quarters ended April 2, 2011 and March 31, 2012. There were no changes in the carrying amounts in the fiscal quarter ended April 2, 2011.

(In millions)	Domestic Wholesale Sportswear	Domestic Wholesale Jeanswear	Domestic Wholesale Footwear & Accessories	Domestic Retail	International Wholesale	International Retail	Total
Balance, April 2, 2011
Goodwill	$46.7	$519.2	$859.8	$120.6	$68.5	$-	$1,614.8
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	-	-	(1,453.0)
Net goodwill	$46.7	$-	$46.6	$-	$68.5	$-	$161.8

Balance, December 31, 2011
Goodwill	$46.7	$519.2	$859.8	$120.6	$111.6	$50.4	$1,708.3
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	-	-	(1,453.0)
Net goodwill	46.7	-	46.6	-	111.6	50.4	255.3
Foreign currency translation effects	-	-	-	-	1.5	1.7	3.2
Balance, March 31, 2012
Goodwill	46.7	519.2	873.0	120.6	113.1	52.1	1,711.5
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	-	-	(1,453.0)
Net goodwill	$46.7	$-	$59.8	$-	$113.1	$52.1	$258.5

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
  foreign currency forward contracts, which have fair values calculated by comparing foreign exchange forward rates to the contract rates discounted at our incremental borrowing rate, which fall within Level 2 of the fair value hierarchy;
  interest rate swap and cap contracts, which have fair values calculated by comparing current yield curves and LIBOR rates to the stated contract rates adjusted for estimated risk of counterparty nonperformance, which fall within Level 2 of the fair value hierarchy;
  long-term debt that is hedged by interest rate swaps as a fair-value hedge, calculated by comparing current yield curves and LIBOR rates to the stated contract rates of the associated interest rate swaps, which falls within Level 2 of the fair value hierarchy; and
  consideration liabilities recorded as a result of the acquisition of Moda Nicola International, LLC ("Moda") and Stuart Weitzman Holdings, LLC ("SWH"), which have fair values based on our projections of financial results and cash flows for the acquired business and a discount factor based on our weighted average cost of capital, and which fall within Level 3 of the fair value hierarchy.

        In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis at April 2, 2011, December 31, 2011 and March 31, 2012.

(In millions)
Description	Classification	Total Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
April 2, 2011:
Rabbi Trust assets	Prepaid expenses and other current assets	$9.6	$9.6	$-	$-
Interest rate cap	Other long-term assets	1.2	-	1.2	-
	Total assets	$10.8	$9.6	$1.2	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$9.6	$9.6	$-	$-
Canadian Dollar - U.S. Dollar forward contracts	Accrued expenses and other current liabilities	0.8	-	0.8	-
Interest rate swaps	Other long-term liabilities	2.4	-	2.4	-
Deferred director fees	Accrued expenses and other current liabilities	1.1	1.1	-	-
Acquisition consideration	Current portion of acquisition consideration payable	21.9	-	-	21.9
5.125% Senior Notes due 2014	Long-term debt	258.4	-	258.4	-
Hedged portion of 6.875% Senior Notes due 2019	Long-term debt	151.3	-	151.3	-
Acquisition consideration	Acquisition consideration payable, net of current portion	192.0	-	-	192.0
	Total liabilities	$637.5	$10.7	$412.9	$213.9
December 31, 2011:
Rabbi Trust assets	Prepaid expenses and other current assets	$7.5	$7.5	$-	$-
Interest rate swaps	Other long-term assets	5.5	-	5.5	-
Interest rate cap	Other long-term assets	0.2	-	0.2	-
Canadian Dollar - U.S. Dollar forward contracts	Prepaid expenses and other current assets	0.1	-	0.1	-
	Total assets	$13.3	$7.5	$5.8	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$7.5	$7.5	$-	$-
Deferred director fees	Accrued expenses and other current liabilities	0.2	0.2	-	-
Acquisition consideration	Current portion of acquisition consideration payable	192.7	-	-	192.7
5.125% Senior Notes due 2014	Long-term debt	263.0	-	263.0	-
Acquisition consideration	Acquisition consideration payable, net of current portion	17.7	-	-	17.7
	Total liabilities	$481.1	$7.7	$263.0	$210.4
March 31, 2012:
Rabbi Trust assets	Prepaid expenses and other current assets	$8.5	$8.5	$-	$-
Interest rate swaps	Other long-term assets	5.9	-	5.9	-
Interest rate cap	Other long-term assets	0.1	-	0.1	-
	Total assets	$14.5	$8.5	$6.0	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$8.5	$8.5	$-	$-
Interest rate swaps	Other long-term liabilities	0.3	-	0.3	-
Canadian Dollar - U.S. Dollar forward contracts	Accrued expenses and other current liabilities	0.1	-	0.1	-
Deferred director fees	Accrued expenses and other current liabilities	0.2	0.2	-	-
Acquisition consideration	Current portion of acquisition consideration payable	226.9	-	-	226.9
5.125% Senior Notes due 2014	Long-term debt	262.6	-	262.6	-
Hedged portion of 6.875% Senior Notes due 2019	Long-term debt	151.3	-	151.3	-
Acquisition consideration	Acquisition consideration payable, net of current portion	5.8	-	-	5.8
	Total liabilities	$655.7	$8.7	$414.3	$232.7

        The following table presents the changes in Level 3 contingent consideration liability for the fiscal three months ended April 2, 2011 and March 31, 2012.

(In millions)	Acquisition of Moda	Acquisition of SWH	Total Acquisition Consideration Payable
Beginning balance, January 1, 2011	$22.9	$191.0	$213.9
Payments	-	(8.7)	(8.7)
Total adjustments included in earnings	(0.2)	8.9	8.7
Balance, April 2, 2011	$22.7	$191.2	$213.9
Beginning balance, January 1, 2012	$14.8	$195.6	$210.4
Payments	-	(2.3)	(2.3)
Total adjustments included in earnings	(3.1)	27.7	24.6
Balance, March 31, 2012	$11.7	$221.0	$232.7

        The following table represents quantitative information about the Level 3 contingent consideration liability measurements at March 31, 2012.

(In millions)	Fair Value at March 31, 2012	Valuation technique	Unobservable inputs	Range (Weighted Average)
Acquisition of Moda	$11.7	Discounted projection of financial results	Net sales growth	-31% - +26% (7.4%)
			Gross margin multiplier	1.75 - 1.50 (1.71)
			Discount rate	11.7%
Acquisition of SWH	$221.0	Discounted projection of financial results and future cash flow	EBITDA (1) growth	-15% - +26% (5.5%)
			EBITDA (1) multiplier	8.0 - 9.0 (8.5)
			Discount rate	11.7%

(1) - Adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the acquisition agreement.

        The valuation processes for the contingent consideration liabilities are based on the associated acquisition agreements. Our inputs include probability-weighted projections of financial results and cash flows for the acquired business and a discount rate based on our weighted average cost of capital. We internally calculate the estimated liability using projected financial information provided by the operating divisions.

        The significant unobservable inputs used in the fair value measurement of the Moda contingent consideration liability are net sales growth, a gross margin multiplier (as defined in the acquisition agreement) and a discount factor. An increase in the net sales or gross margin multiplier inputs would increase the fair value of the liability, while an increase in the discount rate would decrease the fair value of the liability. There is no interrelationship between the unobservable inputs. Changes in the fair value of the Moda contingent consideration liability are reported as adjustments to SG&A expenses in the domestic wholesale sportswear segment.

        The significant unobservable inputs used in the fair value measurement of the SWH contingent consideration liability are probability-weighted projected EBITDA growth, the EBITDA multiplier (as defined in the acquisition agreement) and a discount rate. An increase to the EBITDA growth or multiplier would increase the fair value of the liability, while an increase in the discount rate would decrease the fair value of the liability. The EBITDA multiplier is based on the achieved level of EBITDA. There is no interrelationship between the discount rate to the other unobservable inputs. Changes in the fair value of the contingent consideration liability for SWH are reported as adjustments to interest expense.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        In accordance with the fair value hierarchy described above, the following table shows the fair value of our non-financial assets and liabilities that were required to be measured at fair value on a nonrecurring basis at April 2, 2011 and March 31, 2012, and the total losses recorded as a result of the remeasurement process.

(In millions)		Fair Value Measurements Using
Description	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total losses recorded for the fiscal three months
At April 2, 2011:
Property and equipment	$-	$-	$-	$-	$1.2
Transportation equipment	0.6	0.6	-	-	0.4
At March 31, 2012:
Property and equipment	-	-	-	-	0.4

        During the fiscal quarters ended April 2, 2011 and March 31, 2012, property and equipment utilized in our retail operations with a carrying amount of $1.2 million and $0.4 million, respectively, were written down to a fair value of zero, primarily as a result of our decision to close underperforming retail locations. These losses were recorded as SG&A expenses in the domestic retail segment. We consider long-term assets utilized in a retail location to be impaired when a pattern of operating losses at the location indicate that future operating losses are probable and that the resulting cash flows will not be sufficient to recover the carrying value of the associated long-term assets. During the fiscal quarter ended April 2, 2011, we determined that certain transportation equipment with a carrying value of $1.0 million had a fair value of $0.6 million based on quoted market prices. The loss of $0.4 million was recorded as SG&A expenses in the licensing, other and eliminations segment.

Financial Instruments

        As a result of our global operating and financing activities, we are exposed to changes in interest rates and foreign currency exchange rates which may adversely affect results of operations and financial condition. In seeking to minimize the risks and/or costs associated with such activities, we manage exposure to changes in interest rates and foreign currency exchange rates through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The instruments eligible for utilization include forward, option and swap agreements. We do not use financial instruments for trading or other speculative purposes. At March 31, 2012, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total notional value of US$15.2 million at a weighted-average exchange rate of 1.00 maturing through November 2012.

        At March 31, 2012, April 2, 2011 and December 31, 2011, the fair values of cash and cash equivalents, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures were valued using market comparable inputs. These inputs include broker quotes, quoted market prices, interest rates and exchange rates for the same or similar instruments. The fair value and related carrying amounts for items not disclosed elsewhere are as follows:

(In millions)	March 31, 2012			April 2, 2011		December 31, 2011
	Fair Value Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes, including hedged items recorded at fair value	1	$822.4	$750.2	$809.4	$749.9	$821.7	$692.6
Other long-term debt, including current portion	2	10.1	9.0	0.3	0.3	9.8	8.2
Note receivable from GRI	2	10.0	10.0	10.0	10.0	10.0	10.0
Other notes receivable	2	1.7	1.5	-	-	-	-

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

CREDIT FACILITIES

        We have a secured revolving credit agreement expiring on April 28, 2016 (the "Credit Facility") with several lending institutions to borrow an aggregate principal amount of up to $650 million. The terms and conditions of our Credit Facility provide for, among other things: (1) a $350 million U.S. commitment which may be drawn by the U.S. borrowers as revolving loans in U.S. Dollars or letters of credit in Canadian Dollars, U.S. Dollars, or an "LC Alternative Currency" (namely Euros, sterling, or any other currency acceptable to the lenders); and (2) a $300 million international commitment which may be drawn by the U.S. borrowers or by any Canadian or European borrowers as revolving loans or letters of credit in Canadian Dollars, U.S. Dollars, or an LC Alternative Currency. Up to the entire amount of the Credit Facility is available for cash borrowings, with an overall sublimit of up to $350 million for all letters of credit. All of the overall $350 million sublimit may be used for trade letters of credit; and within that overall sublimit, there are additional sublimits, including (but not limited to) $50 million for standby letters of credit and $150 million for letters of credit under the U.S. commitment denominated in an LC Alternative Currency.

        Borrowings under the Credit Facility may be used to refinance certain existing indebtedness, to make certain investments (including acquisitions), and for general corporate purposes in the ordinary course of business. Such borrowings bear interest either based on the alternate base rate, as defined in the Credit Facility, or based on Eurocurrency rates, each with a margin that depends on the availability remaining under the Credit Facility. The Credit Facility contains customary events of default.

        Availability under the Credit Facility is determined with reference to a borrowing base consisting of a percentage of eligible inventory, accounts receivable, credit card receivables and licensee receivables, minus reserves determined by the joint collateral agents. At March 31, 2012, we had no cash borrowings and $20.7 million of letters of credit outstanding, and our remaining availability was $487.7 million. If availability under the Credit Facility falls below a stated level, we will be required to comply with a minimum fixed charge coverage ratio. The Credit Facility also contains affirmative and negative covenants that, among other things, will limit or restrict our ability to (1) incur indebtedness, (2) create liens, (3) merge, consolidate, liquidate or dissolve, (4) make investments (including acquisitions), loans or advances, (5) sell assets, (6) enter into sale and leaseback transactions, (7) enter into swap agreements, (8) make certain restricted payments (including dividends and other payments in respect of capital stock), (9) enter into transactions with affiliates, (10) enter into restrictive agreements, and (11) amend material documents. The Credit Facility is secured by a first priority lien on substantially all of our personal property.

        SWH has a $1.5 million unsecured borrowing facility with a lending institution that expires on October 1, 2012 and is renewable on an annual basis, under which no cash borrowings and $1.1 million in letters of credit were outstanding at March 31, 2012. Cash borrowings under this facility bear interest based on either the prevailing prime rate or the prevailing LIBOR rate plus 300 basis points. SWH also has a €0.3 million variable-rate unsecured borrowing facility with a European lending institution that expires in March 2013 and is renewable on an annual basis, under which no amounts were outstanding at March 31, 2012.

LONG-TERM DEBT

        In March 2011, we issued $300.0 million of 6.875% Senior Notes due 2019 (the "2019 Notes"). Net proceeds were $293.3 million, of which $45.0 million was used to repay amounts then outstanding under the Credit Facility. In connection with the issuance of the 2019 Notes, we have three outstanding interest rate swap transactions to effectively convert $150 million of the 2019 Notes to variable-rate debt. For more information, see "Derivatives."

DERIVATIVES

        We recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Additionally, the fair value adjustments will affect either equity or net income, depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

Interest Rate Swaps and Cap

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

        On March 19, 2012, we entered into three interest rate swap transactions to effectively convert $150 million of our 2019 Notes to variable-rate debt. Under the terms of the transactions, we are required to make semiannual variable-rate payments to the counterparties calculated based on one-month LIBOR rates (which are reset on the 15th day of each calendar quarter) plus 5.195%, and the counterparties are obligated to make semiannual fixed-rate payments to us of 6.875%. The swap transactions have an effective date of March 21, 2012 and a termination date of March 15, 2019, the date the 2019 Notes mature.

        We also have outstanding an interest rate cap that is used in conjunction with the interest rate swaps on the 2014 Notes to limit our floating rate exposure. The cap limits our three-month LIBOR rate exposure to 5.0%. The cap has a termination date of November 15, 2014.

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

        We recorded net increases of $1.5 million and $2.1 million in interest expense related to the ineffectiveness of the swaps for the fiscal quarters ended March 31, 2012 and April 2, 2011, respectively. We recorded increases of $0.1 million in interest expense related to changes in the fair value of the cap during each of the fiscal quarters ended March 31, 2012 and April 2, 2011.

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

        Since the foreign currency derivatives we use in our risk management strategies are highly effective hedges because all the critical terms of the derivative instruments match those of the hedged item, we record no ineffectiveness related to our cash flow hedges. If foreign currency exchange rates do not change from their March 31, 2012 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months will not be material.

        The U.S. Dollar notional amounts of our Canadian Dollar - U.S. Dollar forward exchange contracts outstanding at March 31, 2012, April 2, 2011 and December 31, 2011 were $15.2 million, $15.9 million and $5.3 million, respectively.

Fair Values of Derivative Instruments

(In millions)	March 31, 2012		April 2, 2011		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contracts	Other long-term assets	$5.9			Other long-term assets	$5.5
Foreign exchange contracts		-			Prepaid expenses and other current assets	0.1
Total derivative assets		$5.9				$5.6
Interest rate swap contracts	Other long-term liabilities	$0.3	Other long-term liabilities	$2.4
Foreign exchange contracts	Accrued expenses and other current liabilities	0.1	Accrued expenses and other current liabilities	0.8
Total derivative liabilities		$0.4		$3.2
Derivatives not designated as hedging instruments
Interest rate cap contract	Other long-term assets	$0.1	Other long-term assets	$1.2	Other long-term assets	$0.2
Total derivative assets		$0.1		$1.2		$0.2

Effect of Derivatives on the Statement of Operations - Derivatives Designated as Hedging Instruments

(In millions)	Location of Pretax (Loss) due to Ineffectiveness Recognized in Income	Amount of Pretax (Loss) due to Ineffectiveness Recognized in Income
Derivate type		Fiscal Quarter Ended March 31, 2012	Fiscal Quarter Ended April 2, 2011
Interest rate swap contracts	Interest expense	$(1.5)	$(2.1)

(In millions)	Amount of Pretax (Loss) Recognized in Other Comprehensive Income			Amount of Pretax (Loss) Reclassified from Other Comprehensive Income into Income
Derivative type	Fiscal Quarter Ended March 31, 2012	Fiscal Quarter Ended April 2, 2011	Location of Pretax (Loss) Reclassified from Other Comprehensive Income into Income	Fiscal Quarter Ended March 31, 2012	Fiscal Quarter Ended April 2, 2011
Canadian Dollar - U.S. Dollar forward contracts	$(0.1)	$(0.6)	Cost of sales	$-	$(0.2)

Effect of Derivatives on the Statement of Operations - Derivatives Not Designated as Hedging Instruments

(In millions)	Location of Pretax (Loss) Recognized in Income	Amount of Pretax (Loss) Recognized in Income
Derivate type		Fiscal Quarter Ended March 31, 2012	Fiscal Quarter Ended April 2, 2011
Interest rate cap contract	Interest expense	$(0.1)	$(0.1)

STATEMENT OF CASH FLOWS

Fiscal Quarter Ended	March 31, 2012	April 2, 2011
(In millions)
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$11.9	$6.6
Net income tax refunds	(8.9)	(14.5)

Supplemental disclosures of non-cash investing and financing activities:
Restricted stock issued to employees	18.7	26.0

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

PENSION PLANS

Components of Net Periodic Benefit Cost

(In millions)	Fiscal Quarter Ended
	March 31, 2012	April 2, 2011
Interest cost	$0.6	$0.7
Expected return on plan assets	(0.7)	(0.7)
Amortization of net loss	0.6	0.4
Net periodic benefit cost	$0.5	$0.4

Employer Contributions

        During the fiscal quarter ended March 31, 2012, we contributed $0.5 million to our defined benefit pension plan. We anticipate contributing a total of $6.5 million during 2012.

SEGMENT INFORMATION

        We identify operating segments based on, among other things, differences in products sold and the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operations are comprised of six reportable segments: domestic wholesale sportswear, domestic wholesale jeanswear, domestic wholesale footwear and accessories, domestic retail, international wholesale and international retail. Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations. The wholesale segments include wholesale operations with third party department and other retail stores, the retail segments include operations by our own stores, concession locations and e-commerce web sites, and income and expenses related to trademarks, licenses and general corporate functions are reported under "licensing, other and eliminations."

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

        Summarized below are our revenues and income by reportable segment for the fiscal quarters ended March 31, 2012 and April 2, 2011. We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating profit and other financial information shown below.

(In millions)	Domestic Wholesale Sportswear	Domestic Wholesale Jeanswear	Domestic Wholesale Footwear & Accessories	Domestic Retail	International Wholesale	International Retail	Licensing, Other & Eliminations	Consolidated
For the fiscal quarter ended March 31, 2012
Revenues	$233.6	$184.8	$225.9	$128.1	$73.4	$77.9	$12.3	$936.0
Segment income (loss)	$23.2	$16.6	$18.4	$(22.4)	$9.9	$(4.9)	$(0.6)	40.2
Net interest expense								(42.7)
Equity in income of unconsolidated affiliate								0.9
Loss before benefit for income taxes								$(1.6)
For the fiscal quarter ended April 2, 2011
Revenues	$268.7	$235.5	$220.6	$135.1	$79.0	$10.3	$12.1	$961.3
Segment income (loss)	$30.8	$28.0	$18.1	$(22.9)	$9.3	$(1.7)	$(0.4)	61.2
Net interest expense								(21.1)
Equity in income of unconsolidated affiliate								1.3
Income before provision for income taxes								$41.4

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

        The following condensed consolidating balance sheets, statements of operations, statements of consolidated comprehensive income and statements of cash flows for the "Issuers" (consisting of Jones and Jones USA, Jones Holdings, JAG Footwear, which are all our subsidiaries that act as co-issuers and co-obligors) and the "Others" (consisting of all of our other subsidiaries, excluding all obligor subsidiaries) have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Separate financial statements and other disclosures concerning Jones are not presented as Jones has no independent operations or assets. There are no contractual restrictions on distributions from Jones USA, Jones Holdings or JAG Footwear to Jones.

Condensed Consolidating Balance Sheets
(In millions)

	March 31, 2012				December 31, 2011
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
ASSETS
Current assets:
Cash and cash equivalents	$113.2	$33.9	$-	$147.1	$195.8	$43.0	$-	$238.8
Accounts receivable	266.6	192.0	-	458.6	182.9	156.7	-	339.6
Inventories	279.5	194.7	(1.2)	473.0	270.5	220.9	(0.3)	491.1
Prepaid and refundable income taxes	5.0	0.5	(5.5)	-	5.3	4.9	1.7	11.9
Deferred taxes	21.2	13.4	-	34.6	13.2	13.2	-	26.4
Prepaid expenses and other current assets	22.3	32.3	-	54.6	21.5	26.2	-	47.7
Total current assets	707.8	466.8	(6.7)	1,167.9	689.2	464.9	1.4	1,155.5
Property, plant and equipment	62.7	210.3	-	273.0	64.9	206.5	-	271.4
Due from affiliates	-	1,620.8	(1,620.8)	-	-	1,604.4	(1,604.4)	-
Goodwill	46.7	211.8	-	258.5	46.7	208.6	-	255.3
Other intangibles	6.7	894.2	-	900.9	6.9	890.5	-	897.4
Deferred taxes	85.4	-	(85.4)	-	80.6	-	(80.6)	-
Investments in and loan to subsidiaries	3,093.6	36.2	(3,093.6)	36.2	3,047.9	35.6	(3,047.9)	35.6
Other assets	78.0	20.7	-	98.7	79.3	20.8	-	100.1
Total assets	$4,080.9	$3,460.8	$(4,806.5)	$2,735.2	$4,015.5	$3,431.3	$(4,731.5)	$2,715.3
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$-	$2.1	$-	$2.1	$-	$2.0	$-	$2.0
Current portion of acquisition consideration payable	226.9	1.4	-	228.3	192.7	1.4	-	194.1
Accounts payable	164.4	80.3	-	244.7	139.7	96.5	-	236.2
Income taxes payable	25.6	11.6	(25.7)	11.5	11.2	8.3	(18.1)	1.4
Accrued expenses and other current liabilities	65.4	59.9	-	125.3	79.0	67.3	-	146.3
Total current liabilities	482.3	155.3	(25.7)	611.9	422.6	175.5	(18.1)	580.0
Long-term debt	832.3	0.1	-	832.4	831.3	0.1	-	831.4
Obligations under capital leases	-	22.8	-	22.8	-	23.3	-	23.3
Income taxes payable	0.5	-	-	0.5	6.7	-	-	6.7
Deferred taxes	-	166.3	(91.4)	74.9	-	160.0	(86.6)	73.4
Acquisition consideration payable	5.8	-	-	5.8	17.7	-	-	17.7
Due to affiliates	1,620.8	-	(1,620.8)	-	1,604.4	-	(1,604.4)	-
Other	69.1	24.0	-	93.1	67.7	25.7	-	93.4
Total liabilities	3,010.8	368.5	(1,737.9)	1,641.4	2,950.4	384.6	(1,709.1)	1,625.9
Equity:
Common stock and additional paid-in capital	527.7	2,352.4	(2,352.4)	527.7	522.6	2,352.4	(2,352.4)	522.6
Retained earnings	562.7	739.0	(715.5)	586.2	572.1	704.3	(680.2)	596.2
Accumulated other comprehensive (loss) income	(20.3)	0.7	(0.7)	(20.3)	(29.6)	(10.2)	10.2	(29.6)
Total Jones stockholders' equity	1,070.1	3,092.1	(3,068.6)	1,093.6	1,065.1	3,046.5	(3,022.4)	1,089.2
Noncontrolling interest	-	0.2	-	0.2	-	0.2	-	0.2
Total equity	1,070.1	3,092.3	(3,068.6)	1,093.8	1,065.1	3,046.7	(3,022.4)	1,089.4
Total liabilities and equity	$4,080.9	$3,460.8	$(4,806.5)	$2,735.2	$4,015.5	$3,431.3	$(4,731.5)	$2,715.3

Condensed Consolidating Statements of Operations
(In millions)

	Fiscal Quarter Ended March 31, 2012				Fiscal Quarter Ended April 2, 2011
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net sales	$570.6	$359.6	$(6.8)	$923.4	$617.6	$336.2	$(4.8)	$949.0
Licensing income	-	12.3	-	12.3	-	12.1	-	12.1
Other revenues	0.3	-	-	0.3	0.2	-	-	0.2
Total revenues	570.9	371.9	(6.8)	936.0	617.8	348.3	(4.8)	961.3
Cost of goods sold	377.3	218.9	(3.7)	592.5	408.2	223.9	(1.5)	630.6
Gross profit	193.6	153.0	(3.1)	343.5	209.6	124.4	(3.3)	330.7
Selling, general and administrative expenses	206.7	98.8	(2.2)	303.3	220.7	52.1	(3.3)	269.5
Operating (loss) income	(13.1)	54.2	(0.9)	40.2	(11.1)	72.3	-	61.2
Net interest expense (income) and financing costs	43.2	(0.5)	-	42.7	22.6	(1.5)	-	21.1
Equity in income of unconsolidated affiliate	-	0.9	-	0.9	-	1.3	-	1.3
(Loss) income before (benefit) provision for income taxes and equity in earnings of subsidiaries	(56.3)	55.6	(0.9)	(1.6)	(33.7)	75.1	-	41.4
(Benefit) provision for income taxes	(15.9)	15.7	(0.4)	(0.6)	(5.9)	21.4	-	15.5
Equity in earnings of subsidiaries	39.9	-	(39.9)	-	53.5	-	(53.5)	-
Net (loss) income	(0.5)	39.9	(40.4)	(1.0)	25.7	53.7	(53.5)	25.9
Less: income attributable to noncontrolling interest	-	0.2	-	0.2	-	0.2	-	0.2
(Loss) income attributable to Jones	$(0.5)	$39.7	$(40.4)	$(1.2)	$25.7	$53.5	$(53.5)	$25.7

Condensed Consolidating Statements of Other Comprehensive Income
(In millions)

	Fiscal Quarter Ended March 31, 2012				Fiscal Quarter Ended April 2, 2011
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net (loss) income	$(0.5)	$39.9	$(40.4)	$(1.0)	$25.7	$53.7	$(53.5)	$25.9
Other comprehensive income:
Change in fair value of cash flow hedges, net of tax	(0.1)	(0.1)	0.1	(0.1)	(0.4)	(0.4)	0.4	(0.4)
Reclassification adjustment for hedge gains and losses included in net income, net of tax	-	-	-	-	0.1	0.1	(0.1)	0.1
Foreign currency translation adjustments	9.4	9.4	(9.4)	9.4	3.3	3.3	(3.3)	3.3
Total other comprehensive income	9.3	9.3	(9.3)	9.3	3.0	3.0	(3.0)	3.0
Comprehensive income	$8.8	$49.2	$(49.7)	$8.3	$28.7	$56.7	$(56.5)	$28.9

Condensed Consolidating Statements of Cash Flows
(In millions)

	Fiscal Quarter Ended March 31, 2012				Fiscal Quarter Ended April 2, 2011
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net cash (used in) provided by operating activities	$(67.9)	$10.9	$(2.8)	$(59.8)	$(145.0)	$18.8	$(10.6)	$(136.8)
Cash flows from investing activities:
Capital expenditures	(3.9)	(14.3)	-	(18.2)	(18.2)	(14.7)	-	(32.9)
Other	-	(0.2)	-	(0.2)	-	-	-	-
Net cash used in investing activities	(3.9)	(14.5)	-	(18.4)	(18.2)	(14.7)	-	(32.9)
Cash flows from financing activities:
Issuance of 6.875% Senior Notes due 2019	-	-	-	-	300.0	-	-	300.0
Debt issuance costs	-	-	-	-	(6.4)	-	-	(6.4)
Dividends paid	(4.0)	(2.8)	2.8	(4.0)	(4.3)	(10.6)	10.6	(4.3)
Repurchase of common shares	(8.9)	-	-	(8.9)	(10.0)	-	-	(10.0)
Payments of acquisition consideration payable	-	(2.0)	-	(2.0)	-	(4.2)	-	(4.2)
Other items, net	2.1	(0.6)	-	1.5	1.5	(0.5)	-	1.0
Net cash (used in) provided by financing activities	(10.8)	(5.4)	2.8	(13.4)	280.8	(15.3)	10.6	276.1
Effect of exchange rates on cash	-	(0.1)	-	(0.1)	-	(0.7)	-	(0.7)
Net (decrease) increase in cash and cash equivalents	(82.6)	(9.1)	-	(91.7)	117.6	(11.9)	-	105.7
Cash and cash equivalents, beginning	195.8	43.0	-	238.8	163.0	37.8	-	200.8
Cash and cash equivalents, ending	$113.2	$33.9	$-	$147.1	$280.6	$25.9	$-	$306.5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion provides information and analysis of our results of operations for the 13 week periods ended March 31, 2012 (hereinafter referred to as the "first fiscal quarter of 2012") and April 2, 2011 (hereinafter referred to as the "first fiscal quarter of 2011") and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

Executive Overview

        We design, contract for the manufacture of and market a broad range of women's collection sportswear, suits and dresses, casual sportswear and jeanswear for women and children and women's and men's footwear and accessories. We sell our products through a broad array of distribution channels, including better specialty stores, department stores and mass merchandisers, primarily in the United States, Canada and Europe. We also operate our own network of retail and factory outlet stores and several e-commerce web sites. In addition, we license the use of several of our brand names to select manufacturers and distributors of women's and men's apparel and accessories worldwide.

Retail Store Closings

        We continue to review our domestic retail operations for underperforming locations. As a result of these reviews, we have decided to close retail locations that no longer provide strategic benefits. During the first fiscal quarters of 2012 and 2011, we closed 41 and 40 locations, respectively, and we anticipate closing additional locations in 2012. We accrued $0.8 million and $0.6 million of termination benefits and associated employee costs during the first fiscal quarters of 2012 and 2011, respectively. In connection with our decision to close these stores, we reviewed the associated long-term assets for impairments. As a result of these reviews, we recorded $0.4 million and $1.2 million of impairment losses in the first fiscal quarters of 2012 and 2011, respectively, on leasehold improvements and furniture and fixtures located in the stores to be closed. These costs are reported as selling, general and administrative ("SG&A") expenses in the domestic retail segment.

Critical Accounting Policies

        Several of our accounting policies involve significant or complex judgements and uncertainties and require us to make certain critical accounting estimates. We consider an accounting estimate to be critical if it requires us to make assumptions about matters that were highly uncertain at the time the estimate was made. The estimates with the greatest potential effect on our results of operations and financial position include the collectibility of accounts receivable, the recovery value of obsolete or overstocked inventory and the fair values of goodwill, intangible assets with indefinite lives and acquisition consideration liabilities. Estimates related to accounts receivable and inventory affect all of our reportable segments. Estimates related to goodwill affect our domestic wholesale sportswear, domestic wholesale footwear and accessories, international wholesale and international retail segments. Estimates related to intangible assets with indefinite lives affect our domestic footwear and accessories, international wholesale, international retail and licensing, other and eliminations segments. Estimates related to other long-lived assets primarily affect our domestic and international retail segments. Estimates related to our acquisition consideration liabilities affect our domestic wholesale sportswear segment and our interest expense.

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

        We test our goodwill and our indefinite-lived trademarks for impairment on an annual basis (during our fourth fiscal quarter) and between annual tests if an event occurs or circumstances change that could reduce the fair value of an asset below its carrying value. These tests utilize discounted cash flow models to estimate fair values. These cash flow models involve several assumptions. Changes in our assumptions could materially impact our fair value estimates, and material impairment losses could result where the estimated fair values of these assets become less than their carrying amounts. Assumptions critical to our fair value estimates are: (i) discount rates used to derive the present value factors used in determining the fair value of the reporting units and trademarks; (ii) royalty rates used in our trademark valuations; (iii) projected average revenue growth rates used in the reporting unit and trademark models; and (iv) projected long-term growth rates used in the derivation of terminal values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances.

        Acquisition consideration liabilities are recorded as a result of acquisitions, where a portion of the purchase price is payable at the end of a specific future period, with the amount of payment based on the financial results of the acquired business during that period. Assumptions critical to our fair value estimates are: (i) discount rates used to derive the present value factors used in determining the fair value of the liabilities; (ii) gross margin or earnings before interest, taxes, depreciation and amortization ("EBITDA") multipliers as specified in the associated acquisition agreements; and (iii) estimated ranges of sales or EBITDA growth. Changes in our assumptions could materially impact our fair value estimates, and material gains and losses could result where the estimated fair value of these liabilities differ from their carrying amounts.

Results of Operations

Statements of Operations Stated in Dollars and as a Percentage of Total Revenues

(In millions)	Fiscal Quarter Ended
	March 31, 2012		April 2, 2011
Net sales	$923.4	98.7%	$949.0	98.7%
Licensing income	12.3	1.3	12.1	1.3
Other revenues	0.3	0.0	0.2	0.0
Total revenues	936.0	100.0	961.3	100.0
Cost of goods sold	592.5	63.3	630.6	65.6
Gross profit	343.5	36.7	330.7	34.4
Selling, general and administrative expenses	303.3	32.4	269.5	28.0
Operating income	40.2	4.3	61.2	6.4
Net interest expense and financing costs	42.7	4.6	21.1	2.2
Equity in income of unconsolidated affiliate	0.9	0.1	1.3	0.1
(Loss) income before (benefit) provision for income taxes	(1.6)	(0.2)	41.4	4.3
(Benefit) provision for income taxes	(0.6)	(0.1)	15.5	1.6
Net (loss) income	(1.0)	(0.1)	25.9	2.7
Less: income attributable to noncontrolling interest	0.2	0.0	0.2	0.0
(Loss) income attributable to Jones	$(1.2)	(0.1)%	$25.7	2.7%

Percentage totals may not add due to rounding.

Fiscal Quarter Ended March 31, 2012 Compared with Fiscal Quarter Ended April 2, 2011

        Revenues.  Total revenues for the first fiscal quarter of 2012 were $936.0 million, compared with $961.3 million for the first fiscal quarter of 2011, a decrease of 2.6%. Revenues by segment were as follows:

(In millions)	First Fiscal Quarter of 2012	First Fiscal Quarter of 2011	Increase (Decrease	Percent Change
Domestic wholesale sportswear	$233.6	$268.7	$(35.1)	(13.1%)
Domestic wholesale jeanswear	184.8	235.5	(50.7)	(21.5)
Domestic wholesale footwear and accessories	225.9	220.6	5.3	2.4
Domestic retail	128.1	135.1	(7.0)	(5.2)
International wholesale	73.4	79.0	(5.6)	(7.1)
International retail	77.9	10.3	67.6	656.3
Licensing and other	12.3	12.1	0.2	1.7
Total revenues	$936.0	$961.3	$(25.3)	(2.6%)

        Domestic wholesale sportswear revenues decreased $35.1 million, primarily due to decreased revenues in our Jones New York-related sportswear product lines, primarily due to reduced shipments to lower-performing retail doors, and our Le Suit and Kasper suit product lines due to lower full-price sales resulting from product performance at the retail level. These decreases were partially offset by initial shipments of our AK Anne Klein and Nine & Co. dress and Gloria Vanderbilt suit lines, as well as increased revenues in our Rachel Roy product line due to positive product performance at retail.

        Domestic wholesale jeanswear revenues decreased $50.7 million, primarily due to reduced shipments of our l.e.i. product line (due to the product performance at the retail stores), our Gloria Vanderbilt and Erika product lines (primarily due to the change in retail strategy at one of our customers), our Bandolino product line (due to product performance at retail) and our Energie product line (due to the challenging retail climate in the moderate junior tops business as well as product assortment issues), partially offset by increased shipments of our Jessica Simpson and GLO Knits product lines due to positive product performance at retail.

        Domestic wholesale footwear and accessories revenues increased $5.3 million, primarily due to increased shipments of our handbag and jewelry product lines (due to strong retail performance for our AK Anne Klein handbags and jewelry, Napier jewelry and Nine West handbags and jewelry), the initial launch of our B Brian Atwood footwear product line and increases in our Stuart Weitzman, AK Anne Klein, Enzo Angiolini, Circa Joan & David and Sam & Libby footwear product lines due to product performance at retail. These increases were partially offset by reduced shipments of our Mootsies Tootsies product line (due to the decision of a retail partner to exit the brand), our Nine West footwear product line (due to a decision to reduce the brand's penetration in the value channel) and our Bandolino and Boutique 9 footwear product lines, due to product performance at retail and the conversion of our children's footwear product lines to a licensed business.

        Domestic retail revenues decreased $7.0 million. Revenue increases from a 1.1% increase in comparable store sales ($1.3 million) resulting from positive product performance were offset by a net $8.3 million reduction in revenues primarily related to our program to close underperforming locations. We began the current quarter with 672 retail locations and had a net decrease of 39 locations to end the quarter with 633 locations, compared with 723 locations at the end of the prior period. Our comparable footwear store sales increased 5.3% ($3.8 million), our comparable e-commerce business sales decreased 13.8% ($2.5 million) and our comparable apparel store sales were unchanged. Comparable stores are locations (including e-commerce sites) that have been open for a full year, are not scheduled to close in the current period and are not scheduled for an expansion or downsize by more than 25% or relocation to a different street or mall. The first fiscal quarter of 2012 also contained one fewer sales day than the first fiscal quarter of 2011.

        International wholesale revenues decreased $5.6 million, primarily due to a $4.1 million decrease in our Nine West international business due to the timing of product shipments and the effect of the acquisition of KG Group Holdings ("Kurt Geiger"), where such revenues are now intercompany sales, partially offset by increased sales to our licensee in Asia and modest increases in South Africa and Mexico, a $3.2 million decrease in our Canadian business (including the discontinuation of a lower-

margin program), a $2.8 million decrease in our Stuart Weitzman European business (primarily in Italy and the United Kingdom) and a $0.7 million reduction in our Jones New York shipments to Mexico. These decreases are partially offset by $5.2 million of sales from the acquisition of Kurt Geiger.

        International retail revenues increased $67.6 million, primarily due to $63.5 million from the acquisition of Kurt Geiger and $3.8 million of initial sales of Jones New York products in our Spanish retail business (which began at the end of the first fiscal quarter of 2011), a $0.3 million increase in our Canadian and Stuart Weitzman European retail stores. We began the current quarter with 315 stores and had a net increase of five locations to end the quarter with 320 stores, compared with 97 locations at the end of the prior period.

        Licensing and other revenues increased $0.2 million, primarily due to overall increased sales volume of our licensees.

        Gross Profit. The gross profit margins were 36.7% and 34.4% for the first fiscal quarters of 2012 and 2011, respectively.

        Domestic wholesale sportswear gross profit margins were 35.0% and 34.4% for the first fiscal quarters of 2012 and 2011, respectively. The increase was largely due to higher realized selling prices as well as lower levels of sales (with improved margins) to off-price retailers.

        Domestic wholesale jeanswear gross profit margins were 26.3% and 26.1% for the first fiscal quarters of 2012 and 2011, respectively. The increase was primarily due to the mix of products sold.

        Domestic wholesale footwear and accessories gross profit margins were 31.3% and 31.2% for the first fiscal quarters of 2012 and 2011, respectively. The increase was primarily due to a reduction of sales to off-price retailers as well as price increases and lower product costs for our Stuart Weitzman brand, partially offset by higher levels of markdown assistance in our other footwear and accessories product lines.

        Domestic retail gross profit margins were 50.3% and 48.3% for the first fiscal quarters of 2012 and 2011, respectively. The increase was primarily due to lower levels of promotional activity and lower freight costs.

        International wholesale gross profit margins were 33.8% and 32.5% for the first fiscal quarters of 2012 and 2011, respectively. The increase was primarily due to the acquisition of Kurt Geiger, the mix of products sold and changes in pricing strategies for our Canadian business (including the discontinuation of a lower-margin program).

        International retail gross profit margins were 53.5% and 49.5% for the first fiscal quarters of 2012 and 2011, respectively. The increase was primarily due to the mix of products sold as a result of the acquisition of Kurt Geiger and lower levels of promotional activity for our Canadian retail stores.

        Selling, General and Administrative Expenses. SG&A expenses were $303.3 million and $269.5 million in the first fiscal quarters of 2012 and 2011, respectively. The acquisition of Kurt Geiger added $35.9 million in SG&A expenses to the first fiscal quarter of 2012.

        Domestic wholesale sportswear SG&A expenses decreased $3.0 million, primarily due to a $4.5 million reduction in advertising and marketing expenses, a $3.0 million reduction in acquisition consideration payable related to the acquisition of Moda Nicola International, LLC, a decrease of $1.1 million in samples expense due to the timing of the receipt of samples and a $1.1 million decrease in compensation expense due to reduced headcount. These decreases were offset by a $5.6 million increase in severance expense, a $0.4 million favorable use tax settlement in the prior period, a $0.4 million increase in rent expense due to new office space added in the current period and $0.3 million of other net increases.

        Domestic wholesale jeanswear SG&A expenses decreased $1.4 million, primarily due to a $2.8 million decrease in distribution expense resulting from a decrease in the number of units sold, $1.5 million reduction in compensation expense due to reduced headcount and a $0.6 million reduction in severance expense. These decreases were partially offset by a $0.8 million increase in samples expense, a $0.8 million increase in advertising expense, a $0.5 million favorable use tax settlement in the prior period, a $0.5 million increase in administrative expense and $0.9 million of other net increases.

        Domestic wholesale footwear and accessories SG&A expenses increased $1.5 million, primarily due to a $1.7 million increase in marketing and advertising expenses, a $0.9 million increase in administrative expenses, a $0.6 million increase in showroom rent and occupancy expenses, a $0.4 million increase in distribution expense and a $0.3 million increase in severance expense. These increases are partially offset by a $1.1 million decrease in compensation expense and a $0.7 million reduction in professional fees and $0.6 million of other net decreases.

        Domestic retail SG&A expenses decreased $1.4 million, primarily due to a $2.3 million reduction in occupancy and depreciation expenses, a $1.9 million reduction in salaries and benefits and a $0.6 million reduction in credit card fees as a result of operating fewer stores in the current period, as well as a $0.8 million decrease in store-related impairment losses from the prior period. These decreases were partially offset by $2.0 million for operating and rent expenses for new Stuart Weitzman locations, a $0.7 million increase in severance expense, a $0.8 million increase in other administrative expenses and $0.7 million of other net increases.

        International wholesale SG&A expenses decreased $1.5 million, primarily due to a $2.1 million decrease in expenses in our Canadian business (due to $1.2 million in lower severance expense, $0.4 million in lower advertising expense, $0.1 million in favorable exchange rates and $0.4 million in other net reductions), a net $0.5 million decrease in our Nine West international business (primarily due to $0.6 million in severance expense in the prior period and decreased compensation expense of $0.2 million in the current period, offset by increases in advertising and product development expenses of $0.3 million) and a net $0.2 million of other net decreases. These decreases were partially offset by $1.3 million of expenses due to the acquisition of Kurt Geiger.

        International retail SG&A expenses increased $39.8 million, primarily due to $36.9 million from the acquisition of Kurt Geiger, $2.2 million from a full quarter of our new Spanish retail business, and a net $0.6 million increase in expenses for our Canadian business (primarily due to higher administrative expenses) and $0.1 million of other net increases.

        SG&A expenses for the licensing, other and eliminations segment decreased $0.2 million, primarily due to a $3.5 million effect of favorable exchange rate differences between the U.S. Dollar and the British Pound and Canadian Dollar, primarily related to intercompany accounts, and $0.1 million in other net decreases. These decreases were partially offset by a $2.3 million increase in compensation expense, primarily related to higher amortization of stock-based compensation, and $1.1 million reduction in advertising contribution payments from our licensees in the current period.

        Operating Income. The resulting operating income for the first fiscal quarter of 2012 was $40.2 million, compared with $61.2 million for the first fiscal quarter of 2011, due to the factors described above.

        Net Interest Expense. Net interest expense increased $21.6 million, primarily due to an $18.8 million increase in interest recorded on the Stuart Weitzman Holdings, LLC ("SWH") acquisition consideration liability (due to an increase in the estimated payments to be made under the acquisition agreement) and a $3.6 million increase resulting from the issuance of our 6.875% Senior Notes Due 2019 (the "2019 Notes") on March 7, 2011, partially offset by a net $0.6 million decrease in interest expense from our interest rate swaps and cap and $0.2 million of other net decreases.

        Income Taxes. The effective income tax rate was 37.0% and 37.5% for the first fiscal quarters of 2012 and 2011, respectively. The decrease is primarily due to the impact of the foreign income tax differential in the first fiscal quarter of 2012 compared with the first fiscal quarter of 2011.

        Net (Loss) Income and (Loss) Earnings Per Share. Net loss was $1.0 million in the first fiscal quarter of 2012, compared with net income of $25.9 million in the first fiscal quarter of 2011. Diluted loss per share for the first fiscal quarter of 2012 was $0.01, compared with diluted earnings per share of $0.30 for the first fiscal quarter of 2011, with 8.8% fewer diluted shares outstanding.

Liquidity and Capital Resources

        Our principal capital requirements have been for working capital needs, capital expenditures, dividend payments, acquisition funding and repurchases of our common stock on the open market. We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations. We currently fund our operations primarily through cash generated by operating activities, and rely on our revolving credit facility for the issuance of trade letters of credit for the purchases of inventory and for cash borrowings as needed. As of March 31, 2012, total cash and cash equivalents were $147.1 million, a decrease of $91.7 million from the $238.8 million reported as of December 31, 2011.

        Cash flows from operating activities used $59.8 million and $136.8 million in the first fiscal quarters of 2012 and 2011, respectively. The change from the prior period was primarily due to changes in working capital. Accounts receivable increased less in the current period primarily due to lower levels of wholesale shipments compared with the prior period. Accounts payable increased in the current period compared to a decrease in the prior period primarily due to the timing of inventory purchases and payments.

        Cash flows from investing activities used $18.4 million and $32.9 million in the first fiscal quarters of 2012 and 2011, respectively, for the purchases of property and equipment in both periods.

        Cash flows from financing activities used $13.4 million in the first fiscal quarter of 2012, primarily for repurchases of our common stock, the payment of dividends and principal payments on capitalized leases.

        Cash flows from financing activities provided $276.1 million in the first fiscal quarter of 2011, primarily as the result of the issuance of our 2019 Notes. Uses of cash during this period were primarily for debt issuance and financing costs, the repurchase of our common stock and the payment of dividends.

        In March 2011, we issued the 2019 Notes. Net proceeds were $293.3 million, of which $45.0 million was used to repay amounts then outstanding under our secured revolving credit agreement.

        We repurchased approximately 1.0 million shares of our common stock for $8.9 million on the open market during the first fiscal quarter 2012 and 0.7 million shares of our common stock for $10.0 million on the open market during the first fiscal quarter 2011. As of March 31, 2012, $206.5 million of Board authorized repurchases was still available. We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition.

        We have a secured revolving credit agreement expiring on April 28, 2016 (the "Credit Facility") with several lending institutions to borrow an aggregate principal amount of up to $650 million. The terms and conditions of our Credit Facility provide for, among other things: (1) a $350 million U.S. commitment which may be drawn by the U.S. borrowers as revolving loans in U.S. Dollars or letters of credit in Canadian Dollars, U.S. Dollars, or an "LC Alternative Currency" (namely Euros, sterling, or any other currency acceptable to the lenders); and (2) a $300 million international commitment which may be drawn by the U.S. borrowers or by any Canadian or European borrowers as revolving loans or letters of credit in Canadian Dollars, U.S. Dollars, or an LC Alternative Currency. Up to the entire amount of the Credit Facility is available for cash borrowings, with an overall sublimit of up to $350 million for all letters of credit. All of the overall $350 million sublimit may be used for trade letters of credit; and within that overall sublimit, there are additional sublimits, including (but not limited to) $50 million for standby letters of credit and $150 million for letters of credit under the U.S. commitment denominated in an LC Alternative Currency.

        Borrowings under the Credit Facility may be used to refinance certain existing indebtedness, to make certain investments (including acquisitions), and for general corporate purposes in the ordinary course of business. Such borrowings bear interest either based on the alternate base rate, as defined in the Credit Facility, or based on Eurocurrency rates, each with a margin that depends on the availability remaining under the Credit Facility. The Credit Facility contains customary events of default.

        Availability under the Credit Facility is determined with reference to a borrowing base consisting of a percentage of eligible inventory, accounts receivable, credit card receivables and licensee receivables, minus reserves determined by the joint collateral agents. At March 31, 2012, we had no cash borrowings and $20.7 million of letters of credit outstanding, and our remaining availability was $487.7 million. If availability under the Credit Facility falls below a stated level, we will be required to comply with a minimum fixed charge coverage ratio. The Credit Facility also contains affirmative and negative covenants that, among other things, will limit or restrict our ability to (1) incur indebtedness, (2) create liens, (3) merge, consolidate, liquidate or dissolve, (4) make investments (including acquisitions), loans or advances, (5) sell assets, (6) enter into sale and leaseback transactions, (7) enter into swap agreements, (8) make certain restricted payments (including dividends and other payments in respect of capital stock), (9) enter into transactions with affiliates, (10) enter into restrictive agreements, and (11) amend material documents. The Credit Facility is secured by a first priority lien on substantially all of our personal property.

        SWH has a $1.5 million unsecured borrowing facility with a lending institution that expires on October 1, 2012 and is renewable on an annual basis, under which no cash borrowings and $1.1 million in letters of credit were outstanding at March 31, 2012. Cash borrowings under this facility bear interest based on either the prevailing prime rate or the prevailing LIBOR rate plus 300 basis points. SWH also has a €0.3 million variable-rate unsecured borrowing facility with a European lending institution that expires in March 2013 and is renewable on an annual basis, under which no amounts were outstanding at March 31, 2012.

        On April 25, 2012, we announced that our Board of Directors had declared a quarterly cash dividend of $0.05 per share to all common stockholders of record as of May 11, 2012 for payment on May 25, 2012.

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

        Our products are manufactured in many foreign countries, including China, Brazil, Spain and Italy. Due to the current and expected future economic relationship between the United States and China, we may experience increased risk related to changes in foreign currency exchange rates should China allow the Yuan to continue to rise in value against the Dollar. We may also experience increased risk related to changes in foreign currency rates between the Euro, British Pound and the Dollar due to economic conditions in Europe. Should either of these occur, increased production costs for our goods manufactured in China, Spain and Italy could result.

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

New Accounting Standards

        There have been no new accounting standards issued by the FASB during 2012 through the date of this filing.

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

        At March 31, 2012, the fair value of our fixed rate debt was $759.2 million. On that date, the potential decrease in fair value of our fixed rate long-term debt instruments resulting from a hypothetical 10% adverse change in interest rates was approximately $69.0 million.

        Our primary interest rate exposures on variable rate credit facilities are with respect to United States and Canadian short-term rates. Cash borrowings under these facilities bear interest at rates that vary with changes in prevailing market rates. At March 31, 2012, we had $651.9 million in variable rate credit facilities, under which no cash borrowings and $21.8 million of letters of credit were outstanding.

        At March 31, 2012, we had outstanding interest rate swaps to convert our $250 million 5.125% Senior Notes due 2014 (the "2014 Notes") and $150 million of our Senior Notes due 2019 (the "2019 Notes") to variable-rate debt.

        Under the terms of the swap contracts related to the 2014 Notes, we are required to make semiannual variable-rate payments to the counterparties calculated based on three-month LIBOR rates (which are reset on the 15th day of each calendar quarter) plus 3.46%, and the counterparties are obligated to make semiannual fixed-rate payments to us of 5.125%. These swap transactions have a termination date of November 15, 2014, the date the 2014 Notes mature.

        Under the terms of the swap contracts related to the 2019 Notes, we are required to make semiannual variable-rate payments to the counterparties calculated based on one-month LIBOR rates (which are reset on the 15th day of each calendar quarter) plus 5.195%, and the counterparties are obligated to make semiannual fixed-rate payments to us of 6.875%. The swap transactions have an effective date of March 21, 2012 and a termination date of March 15, 2019, the date the 2019 Notes mature.

        We also have outstanding an interest rate cap that is used in conjunction with the interest rate swaps on the 2014 Notes to limit our floating rate exposure. The cap limits our three-month LIBOR rate exposure to 5.0%. The cap has a termination date of November 15, 2014.

        At March 31, 2012, the fair value of the interest rate swaps was a net asset of $5.6 million and the fair value of the interest rate cap was an asset of $0.1 million.

Foreign Currency Exchange Rates

        We are exposed to market risk related to changes in foreign currency exchange rates. Our products are primarily purchased from foreign manufacturers in pre-set United States Dollar prices, although we also purchase certain products in Euros and Pounds. We also have assets, liabilities and intercompany accounts denominated in certain foreign currencies that generate exchange gains and losses as exchange rates change. To date, we generally have not been materially adversely affected by fluctuations in exchange rates.

        At March 31, 2012, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total notional value of US $15.2 million at a weighted-average exchange rate of $1.00 maturing through November 2012. The fair value of these contracts at March 31, 2012 was a $0.1 million unrealized loss. We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. We are exposed to credit-related losses if the counterparty to a financial instrument fails to perform its obligation. However, we do not expect the counterparty, which presently has a high credit rating, to fail to meet its obligations.

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

        We have made changes to our internal controls and procedures over financial reporting to address the implementation of SAP, an enterprise resource planning ("ERP") system. SAP will integrate our operational and financial systems and expand the functionality of our financial reporting processes. We began the process of implementing SAP throughout The Jones Group Inc. and our consolidated subsidiaries during the fourth quarter of 2006. During the first fiscal quarter of 2012, no additional businesses were converted to this system. We have adequately controlled the transition to the new processes and controls, with no negative impact to our internal control environment. We expect to continue the implementation of this system to all locations over a multi-year period. As the phased implementation occurs, we will experience changes in internal control over financial reporting. We expect this ERP system to further advance our control environment by automating manual processes, improving management visibility and standardizing processes as its full capabilities are utilized.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        We have been named as a defendant in various actions and proceedings arising from our ordinary business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in our opinion, any such liability will not have a material adverse financial effect on us.

Item 2. Issuer Purchase of Equity Securities

        The following table sets forth the repurchases of our common stock for the fiscal quarter ended March 31, 2012.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 to January 28, 2012	745,201	$9.14	745,201	$208,596,986
January 29, 2012 to February 25, 2012	51,153	$9.61	24,300	$208,378,043
February 26, 2012 to March 31, 2012	200,000	$9.61	200,000	$206,455,763
Total	996,354	$9.26	969,501	$206,455,763

        We withheld 26,853 shares in February 2012 to cover withholding taxes on the vesting of employee restricted stock. The remainder of the purchases were made under a program announced on September 6, 2007 for $500.0 million. This program has no expiration date.

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

THE JONES GROUP INC.
(Registrant)

Date: April 27, 2012	By /s/ Wesley R. Card WESLEY R. CARD Chief Executive Officer By /s/ John T. McClain JOHN T. McCLAIN Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1*	Amended and Restated By-Laws.
31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32[o]	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

____________
* Filed herewith.
o Furnished herewith.