Form 10-Q
period 2012-06-30
JONES GROUP INC
filed 2012-07-27
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒   Accelerated filer  ☐   Non-accelerated filer  ☐   Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock $.01 par value	Outstanding at July 26, 2012 80,284,435

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE JONES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(ALL AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	June 30, 2012	July 2, 2011	December 31, 2011
ASSETS	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$277.1	$146.4	$238.8
Accounts receivable	327.2	378.3	339.6
Inventories, primarily finished goods	467.5	523.2	491.1
Prepaid and refundable income taxes	1.4	11.5	11.9
Deferred taxes	27.7	26.2	26.4
Loan to unconsolidated affiliate	-	-	10.0
Prepaid expenses and other current assets	59.1	44.3	37.7
Total current assets	1,160.0	1,129.9	1,155.5
Property, plant and equipment, at cost, less accumulated depreciation and amortization of $590.2, $579.6 and $605.4	271.4	270.2	271.4
Goodwill	256.3	258.9	255.3
Other intangibles, at cost, less accumulated amortization	891.8	947.3	897.4
Investment in and loan to unconsolidated affiliate	38.4	43.6	35.6
Other assets	91.0	109.1	100.1
Total assets	$2,708.9	$2,759.0	$2,715.3
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2.1	$1.9	$2.0
Current portion of acquisition consideration payable	216.7	23.0	194.1
Accounts payable	232.7	230.2	236.2
Income taxes payable	4.6	0.4	1.4
Accrued employee compensation and benefits	36.4	39.2	45.3
Accrued expenses and other current liabilities	98.7	103.3	101.0
Total current liabilities	591.2	398.0	580.0
Long-term debt	834.2	825.4	831.4
Obligations under capital leases	22.3	24.3	23.3
Deferred taxes	69.6	74.9	73.4
Income taxes payable	0.5	8.7	6.7
Acquisition consideration payable	4.8	206.7	17.7
Other noncurrent liabilities	112.4	79.1	93.4
Total liabilities	1,635.0	1,617.1	1,625.9
Commitments and contingencies	-	-	-
Equity:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-	-	-
Common stock, $.01 par value - shares authorized 200.0; issued 80.2, 85.9 and 81.0	0.8	0.9	0.8
Additional paid-in capital	521.3	539.4	521.8
Retained earnings	579.8	611.3	596.2
Accumulated other comprehensive loss	(28.3)	(9.9)	(29.6)
Total Jones stockholders' equity	1,073.6	1,141.7	1,089.2
Noncontrolling interest	0.3	0.2	0.2
Total equity	1,073.9	1,141.9	1,089.4
Total liabilities and equity	$2,708.9	$2,759.0	$2,715.3

See accompanying notes to consolidated financial statements

THE JONES GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(ALL AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	Fiscal Quarter Ended		Fiscal Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	$844.3	$876.7	$1,767.7	$1,825.7
Licensing income	10.2	10.4	22.5	22.5
Other revenues	0.3	0.3	0.5	0.5
Total revenues	854.8	887.4	1,790.7	1,848.7
Cost of goods sold	528.6	564.3	1,121.1	1,194.9
Gross profit	326.2	323.1	669.6	653.8
Selling, general and administrative expenses	304.5	278.2	607.7	547.7
Operating income	21.7	44.9	61.9	106.1
Interest income	0.2	0.3	0.4	0.4
Interest expense and financing costs	9.0	37.3	51.9	58.6
Equity in income of unconsolidated affiliate	0.4	0.7	1.3	2.0
Income before provision for income taxes	13.3	8.6	11.7	49.9
Provision for income taxes	4.9	3.2	4.3	18.7
Net income	8.4	5.4	7.4	31.2
Less: income attributable to noncontrolling interest	0.3	0.2	0.5	0.4
Income attributable to Jones	$8.1	$5.2	$6.9	$30.8
Earnings per common share attributable to Jones
Basic	$0.11	$0.06	$0.09	$0.37
Diluted	0.10	0.06	0.09	0.36
Weighted average shares outstanding
Basic	75.2	81.7	75.7	81.9
Diluted	76.0	83.2	77.5	83.3
Dividends declared per share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to consolidated financial statements

THE JONES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(ALL AMOUNTS IN MILLIONS)

	Fiscal Quarter Ended		Fiscal Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income	$8.4	$5.4	$7.4	$31.2
Other comprehensive income (loss):
Change in fair value of cash flow hedges, net of $(0.1), $0.0, $(0.1) and $0.2 tax (provision) benefit	0.2	(0.1)	0.1	(0.4)
Reclassification adjustment for hedge gains and losses included in net income, net of $0.1, $0.0 and $0.1 tax benefit	-	0.2	0.1	0.3
Foreign currency translation adjustments	(8.2)	(4.6)	1.1	(1.4)
Total other comprehensive (loss) income	(8.0)	(4.5)	1.3	(1.5)
Comprehensive income	$0.4	$0.9	$8.7	$29.7

See accompanying notes to consolidated financial statements

THE JONES GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(ALL AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	Number of common shares outstanding	Total equity	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comp-rehensive loss	Non-controlling interest
Balance, January 1, 2011	86.4	$1,138.3	$0.9	$541.9	$603.8	$(8.4)	$0.1
Comprehensive income	-	29.7	-	-	30.8	(1.5)	0.4
Issuance of restricted stock to employees, net of forfeitures	1.7	-	-	-	-	-	-
Amortization of restricted stock	-	11.1	-	11.1	-	-	-
Distributions to noncontrolling interest	-	(0.3)	-	-	-	-	(0.3)
Tax effects from vesting of restricted stock	-	0.9	-	0.9	-	-	-
Tax effects of expired employee stock options	-	(1.2)	-	(1.2)	-	-	-
Repurchase of common shares	(2.2)	(28.0)	-	(13.3)	(14.7)	-	-
Dividends on common stock ($0.10 per share)	-	(8.7)	-	-	(8.7)	-	-
Other	-	0.1	-	-	0.1	-	-
Balance, July 2, 2011	85.9	$1,141.9	$0.9	$539.4	$611.3	$(9.9)	$0.2
Balance, January 1, 2012	81.0	$1,089.4	$0.8	$521.8	$596.2	$(29.6)	$0.2
Comprehensive income	-	8.7	-	-	6.9	1.3	0.5
Issuance of restricted stock to employees, net of forfeitures	2.2	-	-	-	-	-	-
Amortization of restricted stock	-	13.3	-	13.3	-	-	-
Distributions to noncontrolling interest	-	(0.4)	-	-	-	-	(0.4)
Tax effects from vesting of restricted stock	-	1.5	-	1.5	-	-	-
Tax effects of expired employee stock options	-	(1.5)	-	(1.5)	-	-	-
Repurchase of common shares	(3.0)	(29.2)	-	(13.8)	(15.4)	-	-
Dividends on common stock ($0.10 per share)	-	(8.1)	-	-	(8.1)	-	-
Other	-	0.2	-	-	0.2	-	-
Balance, June 30, 2012	80.2	$1,073.9	$0.8	$521.3	$579.8	$(28.3)	$0.3

See accompanying notes to consolidated financial statements

THE JONES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(ALL AMOUNTS IN MILLIONS)

	Fiscal Six Months Ended
	June 30, 2012	July 2, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7.4	$31.2
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Amortization of restricted stock	13.3	11.1
Depreciation and other amortization	44.5	38.5
Impairment losses	0.4	2.9
Adjustments to acquisition consideration payable	19.4	25.3
Equity in income of unconsolidated affiliate	(1.3)	(2.0)
Deferred taxes	(7.4)	13.5
Fair value adjustments related to interest rate swaps and cap	1.4	1.9
Write-off of deferred financing fees	-	1.9
Other items, net	2.4	3.2
Changes in operating assets and liabilities:
Accounts receivable	22.2	(12.4)
Inventories	24.1	(2.8)
Prepaid expenses and other current assets	(21.1)	(5.0)
Other assets	8.1	(4.4)
Accounts payable	(3.8)	(13.3)
Income taxes payable/prepaid income taxes	6.7	9.9
Accrued expenses and other current liabilities	(10.6)	(29.2)
Acquisition consideration payable	(0.8)	(4.8)
Other liabilities	19.1	0.1
Total adjustments	116.6	34.4
Net cash provided by operating activities	124.0	65.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(38.2)	(49.5)
Contingent consideration paid related to investment in GRI	(3.5)	-
Acquisition of KG Group Holdings Limited, net of cash acquired	-	(143.1)
Other	(0.1)	-
Net cash used in investing activities	(41.8)	(192.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of 6.875% Senior Notes due 2019	-	300.0
Debt issuance costs	-	(6.8)
Costs related to secured revolving credit agreement	(0.3)	(2.9)
Repayment of acquired debt of KG Group Holdings Limited	-	(174.1)
Dividends paid	(7.9)	(8.5)
Repurchases of common stock	(29.0)	(28.0)
Payments of acquisition consideration payable	(7.5)	(6.2)
Other items, net	1.0	0.3
Net cash (used in) provided by financing activities	(43.7)	73.8
EFFECT OF EXCHANGE RATES ON CASH	(0.2)	(1.2)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38.3	(54.4)
CASH AND CASH EQUIVALENTS, BEGINNING	238.8	200.8
CASH AND CASH EQUIVALENTS, ENDING	$277.1	$146.4

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

Distribution costs.  Our cost of sales may not be comparable to those of other entities, since some entities include all of the costs associated with their distribution functions in cost of sales while we include these costs in selling, general and administrative ("SG&A") expenses.  Distribution costs included in SG&A expenses for the fiscal quarters ended June 30, 2012 and July 2, 2011 were $21.1 million and $21.9 million, respectively.  Distribution costs included in SG&A expenses for the fiscal six months ended June 30, 2012 and July 2, 2011 were $44.7 million and $47.0 million, respectively.

EARNINGS PER SHARE

The computation of basic and diluted earnings per share is as follows:

(In millions, except per share amounts)	Fiscal Quarter Ended		Fiscal Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income	$8.4	$5.4	$7.4	$31.2
Less: income attributable to noncontrolling interest	0.3	0.2	0.5	0.4
Income attributable to Jones	8.1	5.2	6.9	30.8
Less: income allocated to participating securities	0.2	0.2	-	0.8
Income available to common stockholders of Jones	$7.9	$5.0	$6.9	$30.0
Weighted-average shares outstanding - basic	75.2	81.7	75.7	81.9
Effect of dilutive employee restricted stock	0.8	1.5	1.8	1.4
Weighted-average shares outstanding - diluted	76.0	83.2	77.5	83.3
Earnings per common share attributable to Jones
Basic	$0.11	$0.06	$0.09	$0.37
Diluted	0.10	0.06	0.09	0.36

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

The following table provides pro forma total revenues and results of operations for the fiscal quarter ended July 2, 2011 as if Kurt Geiger had been acquired on January 1, 2010.  The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as amortization expense on intangible assets acquired from Kurt Geiger resulting from the fair valuation of assets acquired.  The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Kurt Geiger.  Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on January 1, 2010, nor are they indicative of the future operating results of the combined companies.

(In millions, except per share amounts)	Fiscal Quarter Ended July 2, 2011	Fiscal Six Months Ended July 2, 2011
Total revenues	$942.6	$1,978.9
Net income	8.9	28.1
Earnings per share attributable to Jones
Basic	$0.10	$0.33
Diluted	0.10	0.32

The pro forma earnings for the fiscal quarter and six months ended July 2, 2011 were adjusted to exclude $4.7 million of acquisition-related expenses incurred related to the acquisition of Kurt Geiger and $0.5 million of nonrecurring expense related to the fair value of Kurt Geiger acquisition-date order backlogs.

EQUITY METHOD INVESTMENTS

On June 20, 2008, we acquired a 10% equity interest in GRI, an international accessories and apparel brand management and retail-distribution network, for $20.2 million.  On June 24, 2009, we increased our equity interest to 25% for an additional $15.2 million.  The selling shareholders of GRI were entitled to receive an additional cash payment equaling 60% of the amount of GRI's fiscal year 2011 net income that exceeded a certain threshold, and on June 21, 2012, we made a cash payment to them of $3.5 million in satisfaction of the obligation.  GRI is the exclusive licensee of several of our brands in Asia, including Nine West, Anne Klein New York, AK Anne Klein, Easy Spirit, Enzo Angiolini and Joan & David.  GRI also distributes other women's apparel, shoes and accessory brands.  See "Accounts Receivable" for additional information regarding GRI.

ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30, 2012	July 2, 2011	December 31, 2011
(In millions)
Trade accounts receivable	$352.6	$409.2	$367.9
Allowances for doubtful accounts, returns, discounts and co-op advertising	(25.4)	(30.9)	(28.3)
	$327.2	$378.3	$339.6

Due to our 25% ownership interest in GRI, GRI is deemed to be a related party.  Included in accounts receivable are amounts due from GRI in the amount of $17.1 million, $14.6 million and $19.7 million at June 30, 2012, July 2, 2011 and December 31, 2011, respectively.  Net revenues from GRI amounted to $29.4 million and $26.5 million for the fiscal six months ended June 30, 2012 and July 2, 2011, respectively.  On April 23, 2009, we converted $10.0 million of the outstanding GRI accounts receivable to a three-year interest-bearing convertible note.  This note was repaid on April 20, 2012.

ACCRUED RESTRUCTURING COSTS

Jewelry
During 2009, we decided to discontinue the domestic manufacturing, product development and sourcing activities of our jewelry business, and also announced the closing of our jewelry distribution center during 2010.  We accrued $0.1 million and $0.2 million of lease termination costs in the fiscal six months ended July 2, 2011 and June 30, 2012, respectively.  These costs are reported as SG&A expenses in the domestic wholesale footwear and accessories segment.

The details of the jewelry restructuring accruals are as follows:

(In millions)	One-time termination benefits	Lease obligations	Total jewelry restructuring
Balance, January 1, 2011	$1.3	$2.3	$3.6
Additions	-	0.1	0.1
Payments and reductions	(1.3)	(0.6)	(1.9)
Balance, July 2, 2011	$-	$1.8	$1.8
Balance, January 1, 2012	$-	$1.5	$1.5
Additions	-	0.2	0.2
Payments and reductions	-	(0.2)	(0.2)
Balance, June 30, 2012	$-	$1.5	$1.5

The net accrual of $1.8 million at July 2, 2011 is reported as $0.4 million of accrued expenses and other current liabilities and $1.4 million of other noncurrent liabilities.  The net accrual of $1.5 million at June 30, 2012 is reported as $0.4 million of accrued expenses and other current liabilities and $1.1 million of other noncurrent liabilities.

Texas Warehouse
On December 1, 2009, we announced the closing of warehouse facilities in Socorro, Texas.  We accrued $3.4 million of termination benefits and associated employee costs for 220 employees.  We also recorded $7.4 million of lease obligation costs relating to the warehouse.  These costs are reported as SG&A expenses in the domestic wholesale jeanswear segment.  The closing was substantially completed by the end of July 2010.

The details of the Texas warehouse restructuring accruals are as follows:

(In millions)	Lease obligations
Balance, January 1, 2011	$4.1
Additions	0.1
Payments and reductions	(2.3)
Balance, July 2, 2011	$1.9
Balance, January 1, 2012	$0.9
Payments and reductions	(0.1)
Balance, June 30, 2012	$0.8

The net accruals of $1.9 million at July 2, 2011 and $0.8 million at June 30, 2012 are reported as accrued expenses and other current liabilities.

Retail Stores
We continue to review our domestic retail operations for underperforming locations.  As a result of this review, we have decided to close retail locations that no longer provide strategic benefits.  During the first fiscal six months of 2011 and 2012, we closed 61 and 70 locations, respectively, and we anticipate closing additional locations in 2012.  Total termination benefits and associated employee costs are expected to be $11.1 million for approximately 2,167 employees, including both store employees and administrative support personnel.  We recorded $0.5 million and $1.9 million of employee termination costs in the fiscal six months ended July 2, 2011 and June 30, 2012, respectively.  In connection with our decision to close these stores, we reviewed the associated long-term assets for impairments.  As a result of this review, we recorded $2.5 million and $0.4 million of impairment losses during the fiscal six months ended July 2, 2011 and June 30, 2012, respectively, on leasehold improvements and furniture and fixtures located in the stores to be closed.  These costs are reported as SG&A expenses in our domestic retail segment.

The details of the retail store restructuring accruals are as follows:
(In millions)	One-time termination benefits
Balance, January 1, 2011	$2.2
Additions	0.5
Payments and reductions	(1.9)
Balance, July 2, 2011	$0.8
Balance, January 1, 2012	$1.3
Additions	1.9
Payments and reductions	(1.3)
Balance, June 30, 2012	$1.9

The net accrual of $0.8 million at July 2, 2011 is reported as accrued expenses and other current liabilities.  The net accrual of $1.9 million at June 30, 2012 is reported as $1.7 million of accrued expenses and other current liabilities and $0.2 million of other noncurrent liabilities.

GOODWILL

The following table presents, by segment and in total, the carrying amount of goodwill for the fiscal quarters ended July 2, 2011 and June 30, 2012.

(In millions)	Domestic Wholesale Sportswear	Domestic Wholesale Jeanswear	Domestic Wholesale Footwear & Accessories	Domestic Retail	International Wholesale	International Retail	Total
Balance, December 31, 2010
Goodwill	$46.7	$519.2	$873.0	$120.6	$55.3	$-	$1,614.8
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	-	-	(1,453.0)
Net goodwill	46.7	-	59.8	-	55.3	-	161.8
Acquisition of Kurt Geiger	-	-	-	-	45.8	53.5	99.3
Foreign currency translation effects	-	-	-	-	(1.0)	(1.2)	(2.2)
Balance, July 2, 2011
Goodwill	46.7	519.2	873.0	120.6	100.1	52.3	1,711.9
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	-	-	(1,453.0)
Net goodwill	$46.7	$-	$59.8	$-	$100.1	$52.3	$258.9
Balance, December 31, 2011
Goodwill	$46.7	$519.2	$859.8	$120.6	$111.6	$50.4	$1,708.3
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	-	-	(1,453.0)
Net goodwill	46.7	-	46.6	-	111.6	50.4	255.3
Foreign currency translation effects	-	-	-	-	0.5	0.5	1.0
Balance, June 30, 2012
Goodwill	46.7	519.2	859.8	120.6	112.1	50.9	1,709.3
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	-	-	(1,453.0)
Net goodwill	$46.7	$-	$46.6	$-	$112.1	$50.9	$256.3

FAIR VALUES

  ASC Subtopic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC Subtopic 820-10 outlines a valuation framework, creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements, and details the disclosures that are required for items measured at fair value.  We are permitted to choose to measure many financial instruments and certain other items at fair value, although we did not elect the fair value measurement option for any of our financial assets or liabilities.  Our financial assets and liabilities are to be measured using inputs from the three levels of the fair value hierarchy, which are as follows:

•	Level 1 - inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date;

•
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

•	Level 3 - unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing assets or liabilities based on the best information available.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We have or had certain financial assets and liabilities that are required to be measured at fair value.  These include:

•
the assets and liabilities of The Jones Group Inc. Deferred Compensation Plan (the "Rabbi Trust"), which represent deferred employee compensation invested in mutual funds and which fall within Level 1 of the fair value hierarchy;

•
deferred director fees, which represent phantom units of our common stock that have a fair value based on the market price of our common stock and which fall within Level 1 of the fair value hierarchy;

•
foreign currency forward contracts, which have fair values calculated by comparing foreign exchange forward rates to the contract rates discounted at our incremental borrowing rate,   which fall within Level 2 of the fair value hierarchy;

•
interest rate swap and cap contracts, which have or had fair values calculated by comparing current yield curves and LIBOR rates to the stated contract rates adjusted for estimated risk of counterparty nonperformance,  which fall within Level 2 of the fair value hierarchy;

•
long-term debt that was hedged by interest rate swaps as a fair-value hedge, calculated by comparing current yield curves and LIBOR rates to the stated contract rates of the associated interest rate swaps, which falls within Level 2 of the fair value hierarchy; and

•
consideration liabilities recorded as a result of the acquisition of Moda Nicola International, LLC ("Moda") and Stuart Weitzman Holdings, LLC ("SWH"), which have fair values based on our projections of financial results and cash flows for the acquired business and a discount factor based on our weighted average cost of capital, and which fall within Level 3 of the fair value hierarchy.

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis at July 2, 2011, December 31, 2011 and June 30, 2012.

(In millions) Description	Classification	Total Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobserv-able inputs (Level 3)
July 2, 2011:
Rabbi Trust assets	Prepaid expenses and other current assets	$9.5	$9.5	$-	$-
British Pound - Euro forward contracts	Prepaid expenses and other current assets	0.1	-	0.1	-
Interest rate swaps	Other long-term assets	5.1	-	5.1	-
Interest rate cap	Other long-term assets	0.6	-	0.6	-
Total assets		$15.3	$9.5	$5.8	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$9.5	$9.5	$-	$-
Canadian Dollar - U.S. Dollar forward contracts	Accrued expenses and other current liabilities	0.6	-	0.6	-
Acquisition consideration	Current portion of acquisition consideration payable	21.5	-	-	21.5
5.125% Senior Notes due 2014	Long-term debt	261.2	-	261.2	-
Hedged portion of 6.875% Senior Notes due 2019	Long-term debt	154.4	-	154.4	-
Acquisition consideration	Acquisition consideration payable, net of current portion	206.7	-	-	206.7
Total liabilities		$653.9	$9.5	$416.2	$228.2
December 31, 2011:
Rabbi Trust assets	Prepaid expenses and other current assets	$7.5	$7.5	$-	$-
Interest rate swaps	Other long-term assets	5.5	-	5.5	-
Interest rate cap	Other long-term assets	0.2	-	0.2	-
Canadian Dollar - U.S. Dollar forward contracts	Prepaid expenses and other current assets	0.1	-	0.1	-
Total assets		$13.3	$7.5	$5.8	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$7.5	$7.5	$-	$-
Deferred director fees	Accrued expenses and other current liabilities	0.2	0.2	-	-
Acquisition consideration	Current portion of acquisition consideration payable	192.7	-	-	192.7
5.125% Senior Notes due 2014	Long-term debt	263.0	-	263.0	-
Acquisition consideration	Acquisition consideration payable, net of current portion	17.7	-	-	17.7
Total liabilities		$481.1	$7.7	$263.0	$210.4
June 30, 2012:
Rabbi Trust assets	Prepaid expenses and other current assets	$8.0	$8.0	$-	$-
British Pound- U.S. Dollar forward contracts	Prepaid expenses and other current assets	0.1	-	0.1	-
Canadian Dollar - U.S. Dollar forward contracts	Prepaid expenses and other current assets	0.1	-	0.1	-
Total assets		$8.2	$8.0	$0.2	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$8.0	$8.0	$-	$-
Deferred director fees	Accrued expenses and other current liabilities	0.2	0.2	-	-
Acquisition consideration	Current portion of acquisition consideration payable	216.7	-	-	216.7
Acquisition consideration	Acquisition consideration payable, net of current portion	4.8	-	-	4.8
Total liabilities		$229.7	$8.2	$-	$221.5

The following table presents the changes in Level 3 contingent consideration liability for the fiscal six months ended July 2, 2011 and June 30, 2012.

(In millions)	Acquisition of Moda	Acquisition of SWH	Total Acquisition Consideration Payable
Beginning balance, January 1, 2011	$22.9	$191.0	$213.9
Payments	-	(11.0)	(11.0)
Total adjustments included in earnings	(6.5)	31.8	25.3
Balance, July 2, 2011	$16.4	$211.8	$228.2
Beginning balance, January 1, 2012	$14.8	$195.6	$210.4
Payments	(3.5)	(4.8)	(8.3)
Total adjustments included in earnings	(4.1)	23.5	19.4
Balance, June 30, 2012	$7.2	$214.3	$221.5

The following table represents quantitative information about the Level 3 contingent consideration liability measurements at June 30, 2012.

(In millions)	Fair Value at June 30, 2012	Valuation technique	Unobservable inputs	Range (Weighted Average)
Acquisition of Moda	$7.2	Discounted projection of financial results	Net sales growth Gross margin multiplier Discount rate	-32% - +10% (-3.0%) 1.63 - 1.70 (1.68) 11.7%
Acquisition of SWH	$214.3	Discounted projection of financial results and future cash flow	EBITDA (1) growth EBITDA (1) multiplier Discount rate	-18% - +22% (2.1%) 8.0 - 9.0 (8.3) 11.7%

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

In accordance with the fair value hierarchy described above, the following table shows the fair value of our non-financial assets and liabilities that were required to be measured at fair value on a nonrecurring basis at July 2, 2011 and June 30, 2012, and the total losses recorded as a result of the remeasurement process.

(In millions)		Fair Value Measurements Using
Description	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobserv-able inputs (Level 3)	Total losses recorded for the fiscal six months
At July 2, 2011:
Property and equipment	$-	$-	$-	$-	$2.5
Transportation equipment	0.6	0.6	-	-	0.4
At June 30, 2012:
Property and equipment	-	-	-	-	0.4

During the fiscal six months ended July 2, 2011 and June 30, 2012, property and equipment utilized in our retail operations with a carrying amount of $2.5 million and $0.4 million, respectively, were written down to a fair value of zero, primarily as a result of our decision to close underperforming retail locations.  These losses were recorded as SG&A expenses in the domestic retail segment.  We consider long-term assets utilized in a retail location to be impaired when a pattern of operating losses at the location indicate that future operating losses are probable and that the resulting cash flows will not be sufficient to recover the carrying value of the associated long-term assets.  During the fiscal quarter ended July 2, 2011, we determined that certain transportation equipment with a carrying value of $1.0 million had a fair value of $0.6 million based on quoted market prices.  The loss of $0.4 million was recorded as SG&A expenses in the licensing, other and eliminations segment.

Financial Instruments

As a result of our global operating and financing activities, we are exposed to changes in interest rates and foreign currency exchange rates which may adversely affect results of operations and financial condition.  In seeking to minimize the risks and/or costs associated with such activities, we manage exposure to changes in interest rates and foreign currency exchange rates through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  The instruments eligible for utilization include forward, option and swap agreements.  We do not use financial instruments for trading or other speculative purposes.  At June 30, 2012, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total notional value of US$10.2 million at a weighted-average exchange rate of 1.00 maturing through November 2012 and to exchange £3 million for U.S. Dollars at an exchange rate of 1.61 maturing in December 2012.

At June 30, 2012, July 2, 2011 and December 31, 2011, the fair values of cash and cash equivalents, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments.  The estimated fair values of other financial instruments subject to fair value disclosures were valued using market comparable inputs.  These inputs include broker quotes, quoted market prices, interest rates and exchange rates for the same or similar instruments.  The fair value and related carrying amounts for items not disclosed elsewhere are as follows:

(In millions)	June 30, 2012			July 2, 2011		December 31, 2011
	Fair Value Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes, including hedged items recorded at fair value	1	$824.4	$732.5	$815.3	$740.5	$821.7	$692.6
Other long-term debt, including current portion	2	9.9	8.7	10.3	9.1	9.8	8.2
Note receivable from GRI	2	-	-	10.0	10.0	10.0	10.0
Other notes receivable	2	2.8	1.7	-	-	-	-

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

        Availability under the Credit Facility is determined with reference to a borrowing base consisting of a percentage of eligible inventory, accounts receivable, credit card receivables and licensee receivables, minus reserves determined by the joint collateral agents.  At June 30, 2012, we had no cash borrowings and $16.3 million of letters of credit outstanding, and our remaining availability was $381.6 million.  If availability under the Credit Facility falls below a stated level, we will be required to comply with a minimum fixed charge coverage ratio.  The Credit Facility also contains affirmative and negative covenants that, among other things, will limit or restrict our ability to (1) incur indebtedness, (2) create liens, (3) merge, consolidate, liquidate or dissolve, (4) make investments (including acquisitions), loans or advances, (5) sell assets, (6) enter into sale and leaseback transactions, (7) enter into swap agreements, (8) make certain restricted payments (including dividends and other payments in respect of capital stock), (9) enter into transactions with affiliates, (10) enter into restrictive agreements, and (11) amend material documents.  The Credit Facility is secured by a first priority lien on substantially all of our personal property.

SWH has a $1.5 million unsecured borrowing facility with a lending institution that expires on October 1, 2012 and is renewable on an annual basis, under which no cash borrowings and $1.1 million in letters of credit were outstanding at June 30, 2012.  Cash borrowings under this facility bear interest based on either the prevailing prime rate or the prevailing LIBOR rate plus 300 basis points.  SWH also has a €0.3 million variable-rate unsecured borrowing facility with a European lending institution that expires in March 2013 and is renewable on an annual basis, under which no amounts were outstanding at June 30, 2012.

LONG-TERM DEBT

In March 2011, we issued $300.0 million of 6.875% Senior Notes due 2019 (the "2019 Notes").  Net proceeds were $293.3 million, of which $45.0 million was used to repay amounts then outstanding under the Credit Facility.  In connection with the issuance of the 2019 Notes, we had three outstanding interest rate swap transactions to effectively convert $150 million of the 2019 Notes to variable-rate debt.  For more information, see "Derivatives."

DERIVATIVES

We recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.  Additionally, the fair value adjustments will affect either equity or net income, depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

Interest Rate Swaps and Cap
On December 14, 2010, we entered into three interest rate swap transactions to effectively convert the entire amount of our $250 million fixed-rate 5.125% Senior Notes due 2014 (the "2014 Notes") to variable-rate debt.  Under the terms of the transactions, we were required to make semiannual variable-rate payments to the counterparties calculated based on three-month LIBOR rates (which are reset on the 15th day of each calendar quarter) plus 3.46%, and the counterparties were obligated to make semiannual fixed-rate payments to us of 5.125%.  The swap transactions had an effective date of December 17, 2010 and a termination date of November 15, 2014, the date the 2014 Notes mature.  On June 8, 2012, we de-designated the hedging relationship between the swaps and the 2014 Notes and received $5.7 million upon termination of the swaps.  The related fair market valuation adjustment to the 2014 Notes is being amortized as a reduction of interest expense over the remaining life of the 2014 notes.

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

On March 19, 2012, we entered into three interest rate swap transactions to effectively convert $150 million of our 2019 Notes to variable-rate debt.  Under the terms of the transactions, we were required to make semiannual variable-rate payments to the counterparties calculated based on one-month LIBOR rates (which were reset on the 15th day of each calendar quarter) plus 5.195%, and the counterparties were obligated to make semiannual fixed-rate payments to us of 6.875%.  The swap transactions had an effective date of March 21, 2012 and a termination date of March 15, 2019, the date the 2019 Notes mature.  On May 31, 2012, we de-designated the hedging relationship between the swaps and the 2019 Notes and received $3.5 million upon termination of the swaps.  The related fair market valuation adjustment to the 2019 Notes is being amortized as a reduction of interest expense over the remaining life of the 2019 Notes.

We also have outstanding an interest rate cap that was used in conjunction with the interest rate swaps on the 2014 Notes to limit our floating rate exposure.  The cap limits our three-month LIBOR rate exposure to 5.0%.  The cap has a termination date of November 15, 2014.

The swap transactions were designated as hedges of the fair value of the related notes.  The fair values of the swaps were recorded either as an asset or a liability, with changes in their fair values recorded through interest expense.  The changes in fair value of the notes related to the hedged portion of the notes were also recorded through interest expense.  As these changes in fair value did not exactly offset each other, the net effect on earnings represented the ineffectiveness of the hedging instruments.  We evaluate effectiveness under the "long haul" method of accounting.  The interest rate cap has not been designated as a hedging instrument; as a result, all changes in the fair value of the cap are recorded through interest expense.

We recorded net (decreases) increases in interest expense related to the ineffectiveness of the swaps and the changes in the fair value of the cap as follows.

(In millions)	Fiscal Quarter Ended		Fiscal Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Interest rate swaps	$(0.2)	$(0.9)	$1.3	$1.2
Interest rate cap	-	0.5	0.2	0.7
Net (decrease) increase in interest expense	$(0.2)	$(0.4)	$1.5	$1.9

Foreign Currency Forward Contracts
We use foreign currency forward contracts for the specific purpose of hedging the exposure to variability in forecasted cash flows associated primarily with inventory purchases.  Fair values of foreign currency forward contracts are calculated by comparing each agreement's contractual exchange rate with the currency exchange forward rate at the reporting date.

We currently have outstanding forward contracts to exchange Canadian Dollars for U.S. Dollars.  These contracts are designated as cash flow hedges, as the principal terms of the contracts are the same as the underlying forecasted foreign currency cash flows.  Therefore, changes in the fair value of these forward contracts should be highly effective in offsetting changes in the expected foreign currency cash flows.  Changes in the fair value of these contracts are recorded in accumulated other comprehensive income, net of related tax effects, with the corresponding asset or liability recorded in the balance sheet.  Amounts recorded in accumulated other comprehensive income are reflected in current-period earnings when the hedged transaction affects earnings.

Since the foreign currency derivatives we use in our risk management strategies are highly effective hedges because all the critical terms of the derivative instruments match those of the hedged item, we record no ineffectiveness related to our cash flow hedges.  If foreign currency exchange rates do not change from their June 30, 2012 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months will not be material.

The notional amounts of our foreign exchange contracts outstanding at June 30, 2012, July 2, 2011 and December 31, 2011 are as follows.

(In millions)	Notional Amounts
	June 30, 2012	July 2, 2011	December 31, 2011
Canadian Dollar - U.S. Dollar forward exchange contracts	US$10.2	US$10.3	US$5.3
British Pound - Euro forward exchange contracts	-	€2.4	-
British Pound - U.S. Dollar exchange options	-	US$2.5	-
British Pound - U.S. Dollar forward exchange contracts	£3.0	-	-

Fair Values of Derivative Instruments

(In millions)	June 30, 2012		July 2, 2011		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contracts		$-	Other long-term assets	$5.1	Other long-term assets	$5.5
Foreign exchange contracts	Prepaid expenses and other current assets	0.1		-	Prepaid expenses and other current assets	0.1
Total derivative assets		$0.1		$5.1		$5.6
Foreign exchange contracts			Accrued expenses and other current liabilities	$0.6
Total derivative liabilities				$0.6
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$0.1	Prepaid expenses and other current assets	$0.1		$-
Interest rate cap contract		-	Other long-term assets	0.6	Other long-term assets	0.2
Total derivative assets		$0.1		$0.7		$0.2

Effect of Derivatives on the Statement of Operations - Derivatives Designated as Hedging Instruments

(In millions)		Amount of Pretax (Loss) due to Ineffectiveness Recognized in Income
Derivative type	Location of Pretax (Loss) due to Ineffectiveness Recognized in Income	Fiscal Six Months Ended June 30, 2012	Fiscal Six Months Ended July 2, 2011
Interest rate swap contracts	Interest expense	$(1.3)	$(1.2)

(In millions)	Amount of Pretax Gain (Loss) Recognized in Other Comprehensive Income			Amount of Pretax (Loss) Reclassified from Other Comprehensive Income into Income
Derivative type	Fiscal Six Months Ended June 30, 2012	Fiscal Six Months Ended July 2, 2011	Location of Pretax (Loss) Reclassified from Other Comprehensive Income into Income	Fiscal Six Months Ended June 30, 2012	Fiscal Six Months Ended July 2, 2011
Canadian Dollar - U.S. Dollar forward contracts	$0.2	$(0.6)	Cost of sales	$(0.1)	$(0.4)

Effect of Derivatives on the Statement of Operations - Derivatives Not Designated as Hedging Instruments

(In millions)		Amount of Pretax Gain (Loss) Recognized in Income
Derivative type	Location of Pretax (Loss) Recognized in Income	Fiscal Six Months Ended June 30, 2012	Fiscal Six Months Ended July 2, 2011
British Pound - Euro forward contracts	Selling, general and administrative expenses	$-	$0.1
Interest rate cap contract	Interest expense	(0.2)	(0.7)

STATEMENT OF CASH FLOWS

Fiscal Six Months Ended	June 30, 2012	July 2, 2011
(In millions)
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$26.0	$21.0
Net income tax payments (refunds)	1.1	(7.4)
Supplemental disclosures of non-cash investing and financing activities:
Restricted stock issued to employees	20.8	26.2
Note payable and deferred compensation recorded related to acquisition of Kurt Geiger	-	10.2

PENSION PLANS

Components of Net Periodic Benefit Cost

(In millions)	Fiscal Quarter Ended		Fiscal Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Interest cost	$0.6	$0.7	$1.2	$1.3
Expected return on plan assets	(0.7)	(0.7)	(1.3)	(1.3)
Amortization of net loss	0.6	0.4	1.1	0.9
Net periodic benefit cost	$0.5	$0.4	$1.0	$0.9

Employer Contributions

During the fiscal six months ended June 30, 2012, we contributed $1.1 million to our defined benefit pension plan.  We anticipate contributing a total of $6.5 million during 2012.

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

Summarized below are our revenues and income by reportable segment for the fiscal quarters and six months ended June 30, 2012 and July 2, 2011.  We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets.  Therefore, we do not represent that these segments, if operated independently, would report the operating profit and other financial information shown below.

(In millions)	Domestic Wholesale Sportswear	Domestic Wholesale Jeanswear	Domestic Wholesale Footwear & Access-ories	Domestic Retail	International Wholesale	International Retail	Licensing, Other & Eliminations	Consolidated
For the fiscal quarter ended June 30, 2012
Revenues	$174.8	$151.0	$195.5	$150.6	$75.4	$97.3	$10.2	$854.8
Segment income (loss)	$8.9	$7.0	$(1.6)	$(3.0)	$9.7	$3.7	$(3.0)	21.7
Net interest expense								(8.8)
Equity in income of unconsolidated affiliate								0.4
Income before provision for income taxes								$13.3
For the fiscal quarter ended July 2, 2011
Revenues	$203.0	$189.1	$188.4	$166.5	$76.6	$53.4	$10.4	$887.4
Segment income (loss)	$22.3	$11.9	$(2.4)	$4.9	$9.5	$3.5	$(4.8)	44.9
Net interest expense								(37.0)
Equity in income of unconsolidated affiliate								0.7
Income before provision for income taxes								$8.6
For the fiscal six months ended June 30, 2012
Revenues	$408.4	$335.8	$421.3	$278.7	$148.8	$175.2	$22.5	$1,790.7
Segment income (loss)	$32.2	$23.6	$16.7	$(25.4)	$19.6	$(1.3)	$(3.5)	61.9
Net interest expense								(51.5)
Equity in income of unconsolidated affiliate								1.3
Income before provision for income taxes								$11.7
For the fiscal six months ended July 2, 2011
Revenues	$471.7	$424.6	$409.0	$301.7	$155.7	$63.6	$22.4	$1,848.7
Segment income (loss)	$53.1	$39.9	$15.6	$(18.0)	$18.8	$1.9	$(5.2)	106.1
Net interest expense								(58.2)
Equity in income of unconsolidated affiliate								2.0
Income before provision for income taxes								$49.9

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

Condensed Consolidating Balance Sheets
(In millions)
	June 30, 2012				December 31, 2011
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
ASSETS
Current assets:
Cash and cash equivalents	$210.6	$66.5	$-	$277.1	$195.8	$43.0	$-	$238.8
Accounts receivable	173.0	154.2	-	327.2	182.9	156.7	-	339.6
Inventories	258.7	210.1	(1.3)	467.5	270.5	220.9	(0.3)	491.1
Prepaid and refundable income taxes	16.8	3.9	(19.3)	1.4	5.3	4.9	1.7	11.9
Deferred taxes	14.5	13.2	-	27.7	13.2	13.2	-	26.4
Prepaid expenses and other current assets	37.5	21.6	-	59.1	21.5	26.2	-	47.7
Total current assets	711.1	469.5	(20.6)	1,160.0	689.2	464.9	1.4	1,155.5
Property, plant and equipment	60.0	211.4	-	271.4	64.9	206.5	-	271.4
Due from affiliates	-	288.3	(288.3)	-	-	1,604.4	(1,604.4)	-
Goodwill	46.7	209.6	-	256.3	46.7	208.6	-	255.3
Other intangibles	6.4	885.4	-	891.8	6.9	890.5	-	897.4
Deferred taxes	92.3	-	(92.3)	-	80.6	-	(80.6)	-
Investments in and loan to subsidiaries	1,713.9	38.4	(1,713.9)	38.4	3,047.9	35.6	(3,047.9)	35.6
Other assets	70.2	20.8	-	91.0	79.3	20.8	-	100.1
Total assets	$2,700.6	$2,123.4	$(2,115.1)	$2,708.9	$4,015.5	$3,431.3	$(4,731.5)	$2,715.3
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$-	$2.1	$-	$2.1	$-	$2.0	$-	$2.0
Current portion of acquisition consideration payable	216.7	-	-	216.7	192.7	1.4	-	194.1
Accounts payable	130.2	102.5	-	232.7	139.7	96.5	-	236.2
Income taxes payable	16.6	27.6	(39.6)	4.6	11.2	8.3	(18.1)	1.4
Accrued expenses and other current liabilities	71.3	63.8	-	135.1	79.0	67.3	-	146.3
Total current liabilities	434.8	196.0	(39.6)	591.2	422.6	175.5	(18.1)	580.0
Long-term debt	834.1	0.1	-	834.2	831.3	0.1	-	831.4
Obligations under capital leases	-	22.3	-	22.3	-	23.3	-	23.3
Income taxes payable	0.5	-	-	0.5	6.7	-	-	6.7
Deferred taxes	-	167.9	(98.3)	69.6	-	160.0	(86.6)	73.4
Acquisition consideration payable	4.8	-	-	4.8	17.7	-	-	17.7
Due to affiliates	288.3	-	(288.3)	-	1,604.4	-	(1,604.4)	-
Other	87.8	24.6	-	112.4	67.7	25.7	-	93.4
Total liabilities	1,650.3	410.9	(426.2)	1,635.0	2,950.4	384.6	(1,709.1)	1,625.9
Equity:
Common stock and additional paid-in capital	522.1	947.8	(947.8)	522.1	522.6	2,352.4	(2,352.4)	522.6
Retained earnings	556.5	771.7	(748.4)	579.8	572.1	704.3	(680.2)	596.2
Accumulated other comprehensive (loss) income	(28.3)	(7.3)	7.3	(28.3)	(29.6)	(10.2)	10.2	(29.6)
Total Jones stockholders' equity	1,050.3	1,712.2	(1,688.9)	1,073.6	1,065.1	3,046.5	(3,022.4)	1,089.2
Noncontrolling interest	-	0.3	-	0.3	-	0.2	-	0.2
Total equity	1,050.3	1,712.5	(1,688.9)	1,073.9	1,065.1	3,046.7	(3,022.4)	1,089.4
Total liabilities and equity	$2,700.6	$2,123.4	$(2,115.1)	$2,708.9	$4,015.5	$3,431.3	$(4,731.5)	$2,715.3

Condensed Consolidating Statements of Operations
(In millions)

	Fiscal Quarter Ended June 30, 2012				Fiscal Quarter Ended July 2, 2011
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net sales	$516.6	$333.7	$(6.0)	$844.3	$557.3	$324.1	$(4.7)	$876.7
Licensing income	-	10.2	-	10.2	0.1	10.3	-	10.4
Other revenues	0.3	-	-	0.3	0.3	-	-	0.3
Total revenues	516.9	343.9	(6.0)	854.8	557.7	334.4	(4.7)	887.4
Cost of goods sold	333.8	198.6	(3.8)	528.6	356.3	210.2	(2.2)	564.3
Gross profit	183.1	145.3	(2.2)	326.2	201.4	124.2	(2.5)	323.1
Selling, general and administrative expenses	216.2	90.3	(2.0)	304.5	227.2	53.3	(2.3)	278.2
Operating (loss) income	(33.1)	55.0	(0.2)	21.7	(25.8)	70.9	(0.2)	44.9
Net interest expense (income) and financing costs	9.2	(0.4)	-	8.8	38.0	(1.0)	-	37.0
Equity in income of unconsolidated affiliate	-	0.4	-	0.4	-	0.7	-	0.7
(Loss) income before (benefit) provision for income taxes and equity in earnings of subsidiaries	(42.3)	55.8	(0.2)	13.3	(63.8)	72.6	(0.2)	8.6
(Benefit) provision for income taxes	(12.2)	17.1	-	4.9	(17.5)	20.7	-	3.2
Equity in earnings of subsidiaries	38.4	-	(38.4)	-	51.5	-	(51.5)	-
Net income	8.3	38.7	(38.6)	8.4	5.2	51.9	(51.7)	5.4
Less: income attributable to noncontrolling interest	-	0.3	-	0.3	-	0.2	-	0.2
Income attributable to Jones	$8.3	$38.4	$(38.6)	$8.1	$5.2	$51.7	$(51.7)	$5.2

	Fiscal Six Months Ended June 30, 2012				Fiscal Six Months Ended July 2, 2011
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net sales	$1,087.2	$693.3	$(12.8)	$1,767.7	$1,174.9	$660.3	$(9.5)	$1,825.7
Licensing income	-	22.5	-	22.5	0.1	22.4	-	22.5
Other revenues	0.5	-	-	0.5	0.5	-	-	0.5
Total revenues	1,087.7	715.8	(12.8)	1,790.7	1,175.5	682.7	(9.5)	1,848.7
Cost of goods sold	711.1	417.5	(7.5)	1,121.1	764.5	434.1	(3.7)	1,194.9
Gross profit	376.6	298.3	(5.3)	669.6	411.0	248.6	(5.8)	653.8
Selling, general and administrative expenses	422.8	189.1	(4.2)	607.7	447.9	105.4	(5.6)	547.7
Operating (loss) income	(46.2)	109.2	(1.1)	61.9	(36.9)	143.2	(0.2)	106.1
Net interest expense (income) and financing costs	52.4	(0.9)	-	51.5	60.6	(2.4)	-	58.2
Equity in income of unconsolidated affiliate	-	1.3	-	1.3	-	2.0	-	2.0
(Loss) income before (benefit) provision for income taxes and equity in earnings of subsidiaries	(98.6)	111.4	(1.1)	11.7	(97.5)	147.6	(0.2)	49.9
(Benefit) provision for income taxes	(28.1)	32.8	(0.4)	4.3	(23.4)	42.1	-	18.7
Equity in earnings of subsidiaries	78.3	-	(78.3)	-	105.0	-	(105.0)	-
Net income	7.8	78.6	(79.0)	7.4	30.9	105.5	(105.2)	31.2
Less: income attributable to noncontrolling interest	-	0.5	-	0.5	-	0.4	-	0.4
Income attributable to Jones	$7.8	$78.1	$(79.0)	$6.9	$30.9	$105.1	$(105.2)	$30.8

Condensed Consolidating Statements of Other Comprehensive Income
(In millions)

	Fiscal Quarter Ended June 30, 2012				Fiscal Quarter Ended July 2, 2011
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net income	$8.3	$38.7	$(38.6)	$8.4	$5.2	$51.9	$(51.7)	$5.4
Other comprehensive income:
Change in fair value of cash flow hedges, net of tax	0.2	0.2	(0.2)	0.2	(0.1)	(0.1)	0.1	(0.1)
Reclassification adjustment for hedge gains and losses included in net income, net of tax	-	-	-	-	0.2	0.2	(0.2)	0.2
Foreign currency translation adjustments	(8.2)	(8.2)	8.2	(8.2)	(4.6)	(4.6)	4.6	(4.6)
Total other comprehensive income	(8.0)	(8.0)	8.0	(8.0)	(4.5)	(4.5)	4.5	(4.5)
Comprehensive income	$0.3	$30.7	$(30.6)	$0.4	$0.7	$47.4	$(47.2)	$0.9

	Fiscal Six Months Ended June 30, 2012				Fiscal Six Months Ended July 2, 2011
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net income	$7.8	$78.6	$(79.0)	$7.4	$30.9	$105.5	$(105.2)	$31.2
Other comprehensive income:
Change in fair value of cash flow hedges, net of tax	0.1	0.1	(0.1)	0.1	(0.4)	(0.4)	0.4	(0.4)
Reclassification adjustment for hedge gains and losses included in net income, net of tax	0.1	0.1	(0.1)	0.1	0.3	0.3	(0.3)	0.3
Foreign currency translation adjustments	1.1	1.1	(1.1)	1.1	(1.4)	(1.4)	1.4	(1.4)
Total other comprehensive income	1.3	1.3	(1.3)	1.3	(1.5)	(1.5)	1.5	(1.5)
Comprehensive income	$9.1	$79.9	$(80.3)	$8.7	$29.4	$104.0	$(103.7)	$29.7

Condensed Consolidating Statements of Cash Flows
(In millions)

	Fiscal Six Months Ended June 30, 2012				Fiscal Six Months Ended July 2, 2011
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net cash provided by operating activities	$58.7	$71.2	$(5.9)	$124.0	$21.3	$57.8	$(13.5)	$65.6
Cash flows from investing activities:
Capital expenditures	(9.0)	(29.2)	-	(38.2)	(24.5)	(25.0)	-	(49.5)
Contingent consideration paid related to investment in GRI	-	(3.5)	-	(3.5)	-	-	-	-
Acquisition of KG Group Holdings Limited, net of cash acquired	-	-	-	-	(150.0)	6.9	-	(143.1)
Other	-	(0.1)	-	(0.1)	-	-	-	-
Net cash used in investing activities	(9.0)	(32.8)	-	(41.8)	(174.5)	(18.1)	-	(192.6)
Cash flows from financing activities:
Issuance of 6.875% Senior Notes due 2019	-	-	-	-	300.0	-	-	300.0
Debt issuance costs	-	-	-	-	(6.8)	-	-	(6.8)
Costs related to revolving credit agreement	(0.3)	-	-	(0.3)	(2.9)	-	-	(2.9)
Repayment of acquired debt of KG Group Holdings Limited	-	-	-	-	(174.1)	-	-	(174.1)
Dividends paid	(7.9)	(5.9)	5.9	(7.9)	(8.5)	(13.5)	13.5	(8.5)
Repurchase of common shares	(29.0)	-	-	(29.0)	(28.0)	-	-	(28.0)
Payments of acquisition consideration payable	-	(7.5)	-	(7.5)	-	(6.2)	-	(6.2)
Other items, net	2.3	(1.3)	-	1.0	1.5	(1.2)	-	0.3
Net cash (used in) provided by financing activities	(34.9)	(14.7)	5.9	(43.7)	81.2	(20.9)	13.5	73.8
Effect of exchange rates on cash	-	(0.2)	-	(0.2)	-	(1.2)	-	(1.2)
Net increase (decrease) in cash and cash equivalents	14.8	23.5	-	38.3	(72.0)	17.6	-	(54.4)
Cash and cash equivalents, beginning	195.8	43.0	-	238.8	163.0	37.8	-	200.8
Cash and cash equivalents, ending	$210.6	$66.5	$-	$277.1	$91.0	$55.4	$-	$146.4

SUBSEQUENT EVENTS

On July 2, 2012, we acquired an 80% interest in Brian Atwood-related intellectual property from BA Holding Group, Inc., BKA International, Inc. and Brian Atwood, we acquired 100% of the equity interests in Atwood Italia S.r.l., and we acquired certain assets and assumed certain liabilities of Brian Atwood, Ltd.  The purchase price was $5.0 million.  Acquisition-related expenses incurred during the fiscal six months ended June 30, 2012 were $0.6 million.  This acquisition will be reported as part of our international wholesale and licensing, eliminations and other segments.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information and analysis of our results of operations for the 13 and 26 week periods ended June 30, 2012 (hereinafter referred to as the "second fiscal quarter of 2012" and "the first fiscal six months of 2012," respectively) and July 2, 2011 (hereinafter referred to as the "second fiscal quarter of 2011" and "the first fiscal six months of 2011," respectively) and our liquidity and capital resources.  The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

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

During 2012 to date, the following significant events took place:

•	on February 17, 2012, we announced the creation of The Jones Group Fashion Office to support the growth of core and emerging brands, and
•
on July 2, 2012, we acquired an 80% interest in Brian Atwood-related intellectual property from BA Holding Group, Inc., BKA International, Inc. and Brian Atwood, we acquired 100% of the equity interests in Atwood Italia S.r.l., and we acquired certain assets and assumed certain liabilities of Brian Atwood, Ltd.

Retail Store Closings

We continue to review our domestic retail operations for underperforming locations.  As a result of these reviews, we have decided to close retail locations that no longer provide strategic benefits.  During the first six months of 2012 and 2011, we closed 70 and 61 locations, respectively, and we anticipate closing additional locations in 2012.  We accrued $1.9 million and $0.5 million of termination benefits and associated employee costs during the first fiscal six months of 2012 and 2011, respectively.  In connection with our decision to close these stores, we reviewed the associated long-term assets for impairments.  As a result of these reviews, we recorded $0.4 million and $2.5 million of impairment losses in the first fiscal six months of 2012 and 2011, respectively, on leasehold improvements and furniture and fixtures located in the stores to be closed.  These costs are reported as selling, general and administrative ("SG&A") expenses in the domestic retail segment.

Critical Accounting Policies

Several of our accounting policies involve significant or complex judgements and uncertainties and require us to make certain critical accounting estimates.  We consider an accounting estimate to be critical if it requires us to make assumptions about matters that were highly uncertain at the time the estimate was made.  The estimates with the greatest potential effect on our results of operations and financial position include the collectibility of accounts receivable, the recovery value of obsolete or overstocked inventory and the fair values of goodwill, intangible assets and acquisition consideration liabilities.  Estimates related to accounts receivable and inventory affect all of our reportable segments.  Estimates related to goodwill affect our domestic wholesale sportswear, domestic wholesale footwear and accessories, international wholesale and international retail segments.  Estimates related to intangible assets affect all of our segments.  Estimates related to our acquisition consideration liabilities affect our domestic wholesale sportswear segment and our interest expense.

For accounts receivable, we estimate the net collectibility, considering both historical and anticipated trends of trade discounts and co-op advertising deductions given to our customers, allowances we provide to our retail customers to flow goods through the retail channels, and the possibility of non-collection due to the financial position of our customers.  For inventory, we estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods to the recovery value expected to be realized.  Historically, actual results in these areas have not been materially different than our estimates, and we do not anticipate that our estimates and assumptions are likely to materially change in the future.  However, if we incorrectly anticipate trends or unexpected events occur, our results of operations could be materially affected.

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

Results of Operations

Statements of Operations Stated in Dollars and as a Percentage of Total Revenues

(In millions)	Fiscal Quarter Ended				Fiscal Six Months Ended
	June 30, 2012		July 2, 2011		June 30, 2012		July 2, 2011
Net sales	$844.3	98.8%	$876.7	98.8%	$1,767.7	98.7%	$1,825.7	98.8%
Licensing income	10.2	1.2	10.4	1.2	22.5	1.3	22.5	1.2
Other revenues	0.3	0.0	0.3	0.0	0.5	0.0	0.5	0.0
Total revenues	854.8	100.0	887.4	100.0	1,790.7	100.0	1,848.7	100.0
Cost of goods sold	528.6	61.8	564.3	63.6	1,121.1	62.6	1,194.9	64.6
Gross profit	326.2	38.2	323.1	36.4	669.6	37.4	653.8	35.4
Selling, general and administrative expenses	304.5	35.6	278.2	31.4	607.7	33.9	547.7	29.6
Operating income	21.7	2.5	44.9	5.1	61.9	3.5	106.1	5.7
Net interest expense and financing costs	8.8	1.0	37.0	4.2	51.5	2.9	58.2	3.1
Equity in income of unconsolidated affiliate	0.4	0.0	0.7	0.1	1.3	0.1	2.0	0.1
Income before provision for income taxes	13.3	1.6	8.6	1.0	11.7	0.7	49.9	2.7
Provision for income taxes	4.9	0.6	3.2	0.4	4.3	0.2	18.7	1.0
Net income	8.4	1.0	5.4	0.6	7.4	0.4	31.2	1.7
Less: income attributable to noncontrolling interest	0.3	0.0	0.2	0.0	0.5	0.0	0.4	0.0
Income attributable to Jones	$8.1	0.9%	$5.2	0.6%	$6.9	0.4%	$30.8	1.7%
Percentage totals may not add due to rounding.

Fiscal Quarter Ended June 30, 2012 Compared with Fiscal Quarter Ended July 2, 2011

Revenues.  Total revenues for the second fiscal quarter of 2012 were $854.8 million, compared with $887.4 million for the second fiscal quarter of 2011, a decrease of 3.7%.  Revenues by segment were as follows:

(In millions)	Second Fiscal Quarter of 2012	Second Fiscal Quarter of 2011	Increase (Decrease )	Percent Change
Domestic wholesale sportswear	$174.8	$203.0	$(28.2)	(13.9%)
Domestic wholesale jeanswear	151.0	189.1	(38.1)	(20.1)
Domestic wholesale footwear and accessories	195.5	188.4	7.1	3.8
Domestic retail	150.6	166.5	(15.9)	(9.5)
International wholesale	75.4	76.6	(1.2)	(1.6)
International retail	97.3	53.4	43.9	82.2
Licensing and other	10.2	10.4	(0.2)	(1.9)
Total revenues	$854.8	$887.4	$(32.6)	(3.7%)

Domestic wholesale sportswear revenues decreased $28.2 million, primarily due to decreased revenues in our Jones New York- and Anne Klein-related sportswear product lines (resulting from reduced shipments to lower-performing retail doors), our Joneswear product lines (resulting from a change in retail strategy at J.C. Penney Company, Inc. ("Penney's")) and our Le Suit and Kasper suit product lines (resulting from poor product performance at the retail level).  These decreases were partially offset by increased revenues in our Kasper suit separates and sportswear lines, as well as in our Rachel Roy product line (resulting from positive product performance at the retail level).

Domestic wholesale jeanswear revenues decreased $38.1 million, primarily due to reduced shipments of our l.e.i. product line (resulting from a change in retail strategy at Wal-Mart Stores Inc. ("Walmart") which resulted in lower shipments of jeanswear replenishment product), our Gloria Vanderbilt and Erika product lines (resulting from the change in Penney's retail strategy), our Grane jeanswear line (resulting from poor product performance at the retail level) and our Energie product line (resulting from the challenging retail climate in the moderate junior tops business as well as product assortment issues).  These decreases were partially offset by increased shipments of our Jessica Simpson product lines (resulting from positive product performance at the retail level and new product extensions).

Domestic wholesale footwear and accessories revenues increased $7.1 million, primarily due to increased shipments of our handbag and jewelry product lines (resulting from positive performance at the retail level for our AK Anne Klein handbags and jewelry, Nine West handbags and jewelry, and Jones New York and Givenchy jewelry), the initial launch of our B Brian Atwood footwear product line, increased shipments of our Easy Spirit, Enzo Angiolini, and Circa Joan & David footwear product lines (resulting from positive performance at the retail level), and increased shipments of our Bandolino and Jones New York footwear lines to off-price and club retailers.  These increases were partially offset by reduced shipments of our Mootsies Tootsies product line (resulting from the decision of a wholesale customer to exit the brand), our Nine West and Stuart Weitzman footwear product lines (attributable to the timing of shipments), and our Boutique 9 footwear product lines (resulting from poor performance at the retail level), and by the conversion of our children's footwear product lines to a licensed business.

Domestic retail revenues decreased $15.9 million.  Revenue decreases were primarily the result of a 4.5% decrease in comparable store sales ($6.7 million) resulting from poor product performance, primarily in the ready-to-wear stores, and a net $9.2 million reduction in revenues primarily related to our program to close underperforming locations.  We began the current quarter with 633 retail locations and had a net decrease of 26 locations to end the quarter with 607 locations, compared with 703 locations at the end of the prior period.  Our comparable apparel store sales decreased 10.1% ($3.9 million), our comparable e-commerce business sales decreased 10.6% ($1.8 million), and our comparable footwear store sales decreased 1.1% ($1.0 million).  Comparable stores are locations (including e-commerce sites)

that have been open for a full year and are not scheduled to close, be expanded or downsized by more than 25% or relocated to a different street or mall in the current period.

International wholesale revenues decreased $1.2 million, primarily due to a $1.5 million decrease in our Nine West international business (attributable to the timing of product shipments to our licensed distributor in Asia and the effect of sales to Kurt Geiger in the prior period (as these revenues are now recorded as intercompany sales, partially offset by increased sales to our licensed distributor in the Middle East), a $0.5 million decrease in our Canadian business (resulting from reduced sales of our Anne Klein products and from the timing of shipments), a $0.8 million decrease in our Stuart Weitzman European business (resulting from decreased shipments to Western European stores, partially offset by increased shipments to franchisee stores), and a $0.8 million reduction in our Jones New York shipments to Mexico (resulting from poor performance at the retail level). These decreases were partially offset by $2.4 million of sales in the current period resulting from the acquisition of Kurt Geiger.

International retail revenues increased $43.9 million, primarily due to $43.8 million of sales resulting from the acquisition of Kurt Geiger and a $0.7 million increase in sales in our Canadian and Stuart Weitzman European retail locations (resulting from higher average realized selling prices).  These increases were partially offset by a $0.6 million reduction in sales of our Jones New York products in our Spanish retail locations.  We began the current quarter with 320 international stores and had a net increase of two locations to end the quarter with 322 stores, compared with 294 locations at the end of the prior period.

Licensing and other revenues decreased $0.2 million, primarily due to overall decreased sales volume of our licensees.

Gross Profit.  The gross profit margins were 38.2% and 36.4% for the second fiscal quarters of 2012 and 2011, respectively.

Domestic wholesale sportswear gross profit margins were 34.6% and 34.8% for the second fiscal quarters of 2012 and 2011, respectively.  The decrease was due to slightly higher levels of markdown assistance granted to our customers and the mix of products sold.

Domestic wholesale jeanswear gross profit margins were 24.2% and 22.8% for the second fiscal quarters of 2012 and 2011, respectively.  The increase was primarily due to the mix of products sold.

Domestic wholesale footwear and accessories gross profit margins were 29.3% and 30.5% for the second fiscal quarters of 2012 and 2011, respectively.  The decrease was primarily due to higher levels of markdown assistance in all of the footwear and accessories product lines and higher product costs, which were partially offset by price increases, and an increase due to the mix of products sold.

Domestic retail gross profit margins were 55.3% and 53.9% for the second fiscal quarters of 2012 and 2011, respectively.  The increase was primarily due to the mix of products sold as well as lower levels of promotional activity and lower freight costs.

International wholesale gross profit margins were 31.4% and 29.4% for the second fiscal quarters of 2012 and 2011, respectively.  The increase was primarily due the mix of products sold resulting from the acquisition of Kurt Geiger and the mix of product sold to our international distributors of Nine West products in the current period.

International retail gross profit margins were 55.8% and 54.5% for the second fiscal quarters of 2012 and 2011, respectively.  The increase was primarily due to the mix of products sold as a result of the acquisition of Kurt Geiger, partially offset by higher product costs for our Canadian retail business.

Selling, General and Administrative Expenses.  SG&A expenses were $304.5 million and $278.2 million in the second fiscal quarters of 2012 and 2011, respectively.  The acquisition of Kurt Geiger added a net $21.3 million in SG&A expenses to the second fiscal quarter of 2012.

Domestic wholesale sportswear SG&A expenses increased $3.3 million, primarily due to a $1.0 million reduction in the acquisition consideration payable related to the acquisition of Moda Nicola International, LLC ("Moda") compared with a $6.3 million reduction in the prior period, a $0.6 million gain on the British Pound in the prior period, a $0.3 million increase in severance expense and a $0.3 million increase in depreciation and amortization expense.  These increases were partially offset by a $1.6 million decrease in compensation expense resulting from reduced headcount, a $0.9 million planned reduction in advertising and marketing expenses and a decrease of $0.7 million in samples expense.

Domestic wholesale jeanswear SG&A expenses decreased $1.6 million, primarily due to a $2.5 million decrease in distribution expense resulting from a decrease in the number of units sold and a $0.6 million reduction in compensation expense resulting from reduced headcount.  These decreases were partially offset by a $0.9 million increase in lease termination costs relating to one of our unused warehouses, resulting from a subtenant's early termination of the lease, a $0.4 million increase in advertising expenses and a $0.2 million increase in our royalties payable under the Jessica Simpson license.

Domestic wholesale footwear and accessories SG&A expenses decreased $0.9 million, primarily due to a $3.7 million decrease in losses recorded related to future costs of leases on buildings we do not currently use, a $0.7 million decrease in compensation expenses, a $0.5 million decrease in depreciation expense resulting from assets becoming fully depreciated, and $0.1 million of other net decreases.  These decreases were partially offset by a $1.6 million increase in advertising expenses, a $1.6 million increase in severance expense, $0.5 million in showroom and rent expenses for new space added for Stuart Weitzman products and $0.4 million attributable to the timing of samples expenses.

Domestic retail SG&A expenses increased $1.4 million, primarily due to a $3.4 million increase in administrative expenses and costs for services provided by other supporting business units, a $1.9 million write-off of settled merchandise credits in the prior period, $1.2 million of operating and rent expenses for new Stuart Weitzman locations, a $1.1 million increase in severance expense and $0.4 million of other net increases.  These increases were partially offset by a $3.1 million reduction in occupancy and depreciation expenses, a $1.4 million reduction in salaries and benefits and a $0.6 million reduction in credit and debit card fees (primarily resulting from a reduction in interchange fees charged by our banks), a $0.8 million reduction in advertising expenses and a $0.7 million decrease in store-related impairment losses compared with the prior period.

International wholesale SG&A expenses increased $1.0 million, primarily due to a $1.0 million increase in foreign currency expense resulting from the unfavorable exchange rates between the Euro and U.S. Dollar, a $0.8 million increase in advertising expenses for our Stuart Weitzman brand, $0.6 million in higher compensation costs and $0.5 million of expenses resulting from the acquisition of Kurt Geiger.  These increases were partially offset by a $1.1 million decrease in costs for services provided by other supporting business units, a net $0.6 million decrease in our Nine West international business (primarily due to $0.2 million in severance expense in the prior period and lower administrative expenses of $0.3 million and lower advertising expenses of $0.1 million in the current period) and $0.2 million of other net decreases.

International retail SG&A expenses increased $25.0 million, primarily due to a $24.8 million increase resulting from the acquisition of Kurt Geiger, a $0.7 million increase in costs for services provided by other supporting business units and $0.3 million in other net increases.  These increases are partially offset by a $0.8 million decrease in costs from our Spanish retail business due to lower concession fees and warehousing costs.

SG&A expenses for the licensing, other and eliminations segment decreased $1.9 million, primarily due to $4.7 million in acquisition-related expenses for Kurt Geiger recorded in the prior period.  This decrease was partially offset by a $1.8 million increase in compensation expense, primarily related to higher amortization of stock-based compensation, a $0.6 million net effect of unfavorable exchange rate differences between the U.S. Dollar and the British Pound and Canadian Dollar, a $0.3 million reduction in advertising contribution payments from our licensees and $0.1 million in other net increases.

Operating Income.  The resulting operating income for the second fiscal quarter of 2012 was $21.7 million, compared with $44.9 million for the second fiscal quarter of 2011, due to the factors described above.

Net Interest Expense.  Net interest expense decreased $28.2 million, resulting from a $27.2 million change in interest relating to the Stuart Weitzman Holdings, LLC ("SWH") acquisition consideration liability (primarily resulting from changes in the estimated payments to be made under the acquisition agreement) and a $2.0 million decrease in expenses related to our secured revolving credit agreement, partially offset by a net $0.7 million increase in interest expense from the effects of our interest rate swaps and cap and $0.3 million of other net increases.

Income Taxes.  The effective income tax rate was 37.0% and 37.5% for the second fiscal quarters of 2012 and 2011, respectively.  The decrease is primarily due to the impact of a foreign tax benefit on lower pre-tax income in the second fiscal quarter of 2012 compared with the second fiscal quarter of 2011.

Net Income and Earnings Per Share.  Net income was $8.4 million in the second fiscal quarter of 2012, compared with net income of $5.4 million in the second fiscal quarter of 2011.  Diluted earnings per share for the second fiscal quarter of 2012 was $0.10, compared with diluted earnings per share of $0.06 for the second fiscal quarter of 2011, with 8.7% fewer diluted shares outstanding.

Fiscal Six Months Ended June 30, 2012 Compared with Fiscal Six Months Ended July 2, 2011

Revenues.  Total revenues for the first fiscal six months of 2012 were $1.79 billion, compared with $1.85 billion for the first fiscal six months of 2011, a decrease of 3.1%.  Revenues by segment were as follows:

(In millions)	First Fiscal Six Months of 2012	First Fiscal Six Months of 2011	Increase (Decrease )	Percent Change
Domestic wholesale sportswear	$408.4	$471.7	$(63.3)	(13.4%)
Domestic wholesale jeanswear	335.8	424.6	(88.8)	(20.9)
Domestic wholesale footwear and accessories	421.3	409.0	12.3	3.0
Domestic retail	278.7	301.7	(23.0)	(7.6)
International wholesale	148.8	155.7	(6.9)	(4.4)
International retail	175.2	63.6	111.6	175.5
Licensing and other	22.5	22.4	0.1	0.4
Total revenues	$1,790.7	$1,848.7	$(58.0)	(3.1%)

Domestic wholesale sportswear revenues decreased $63.3 million, primarily due to decreased revenues in our Jones New York- and Anne Klein-related sportswear product lines (resulting from reduced shipments to lower-performing retail doors), our Joneswear product lines (resulting from a change in retail strategy at Penney's) and our Le Suit and Kasper suit product lines (resulting from poor product performance at the retail level).  These decreases were partially offset by increased revenues in our Kasper suit separates and sportswear lines and our Rachel Roy product line (resulting from positive product performance at the retail level) and initial shipments of our AK Anne Klein dress line.

Domestic wholesale jeanswear revenues decreased $88.8 million, primarily due to reduced shipments of our l.e.i. product line (resulting from a change in retail strategy at Walmart which resulted in lower shipments of jeanswear replenishment product), our Gloria Vanderbilt and Erika product lines (resulting from the change in Penney's retail strategy), our Bandolino product line (resulting from a change in retail strategy of a major customer), our Grane product line (resulting from poor product performance at the retail level) and our Energie product line (resulting from the challenging retail climate in the moderate junior tops business as well as product assortment issues).  These decreases were partially offset by increased shipments of our Jessica Simpson product lines (resulting from positive product performance at the retail level and new product extensions).

Domestic wholesale footwear and accessories revenues increased $12.3 million, primarily due to increased shipments of our handbag and jewelry product lines (resulting from positive performance at the retail level for our AK Anne Klein handbags and jewelry, Napier jewelry and Nine West handbags and jewelry), the initial launch of our B Brian Atwood footwear product line and increased shipments of our Easy Spirit, Enzo Angiolini, Circa Joan & David, AK Anne Klein, Rachel Roy and Sam & Libby footwear product lines (resulting from positive performance at the retail level).  These increases were partially offset by reduced shipments of our Mootsies Tootsies product line (resulting from the decision of a wholesale customer to exit the brand), our Nine West footwear product lines (resulting from a decision to reduce the brand's penetration in off-price retail locations) and our Boutique 9 footwear product lines (resulting from poor performance at the retail level) and by the conversion of our children's footwear product lines to a licensed business.

Domestic retail revenues decreased $23.0 million.  Revenue decreases were primarily the result of a 2.0% decrease in comparable store sales ($5.4 million), resulting from reduced e-commerce sales and poor product performance in our ready-to-wear stores, and a net $17.6 million reduction in revenues primarily related to our program to close underperforming locations.  We began the current period with 672 retail locations and had a net decrease of 65 locations to end the period with 607 locations, compared with 703 locations at the end of the prior period.  Our comparable footwear store sales increased 1.7% ($2.8 million), our comparable e-commerce business sales decreased 12.2% ($4.3 million) and our comparable apparel store sales decreased 6.0% ($3.9 million).

International wholesale revenues decreased $6.9 million, primarily due to a $5.5 million decrease in our Nine West international business (attributable to the timing of product shipments due to factory delays and production schedules and the effect of the sales to Kurt Geiger in the prior period, as these revenues are now recorded as intercompany sales), a $3.7 million decrease in our Canadian business (resulting from reduced sales of our Anne Klein and Jones New York products), a $0.6 million effect of unfavorable exchange rate differences between the Canadian Dollar and the U.S. Dollar, a $3.6 million decrease in our Stuart Weitzman European business (primarily in Italy, Western Europe and the United Kingdom, partially offset by an increase in shipments to franchisee stores), and a $1.7 million reduction in our Jones New York shipments to Mexico (resulting from poor performance at the retail level). These decreases were partially offset by $7.6 million of sales resulting from the acquisition of Kurt Geiger and increased sales to our licensed distributor in the Middle East.

International retail revenues increased $111.6 million, primarily due to $107.4 million of sales resulting from the acquisition of Kurt Geiger, a $3.2 million increase in sales of our Jones New York products in our Spanish retail locations (which began operations in March 2011) and a $1.0 million increase in sales in our Canadian and Stuart Weitzman European retail locations (resulting from higher average realized selling prices).  We began the current period with 315 stores and had a net increase of seven locations to end the period with 322 stores, compared with 294 locations at the end of the prior period.

Licensing and other revenues increased $0.1 million, primarily due to overall increased sales volume of our licensees.

Gross Profit.  The gross profit margins were 37.4% and 35.4% for the first fiscal six months of 2012 and 2011, respectively.

Domestic wholesale sportswear gross profit margins were 34.8% and 34.5% for the first fiscal six months of 2012 and 2011, respectively.  The increase was largely due to slightly higher realized selling prices, as well as lower levels of sales (with improved margins) to off-price retailers.

Domestic wholesale jeanswear gross profit margins were 25.3% and 24.6% for the first fiscal six months of 2012 and 2011, respectively.  The increase was primarily due to the mix of products sold.

Domestic wholesale footwear and accessories gross profit margins were 30.4% and 30.8% for the first fiscal six months of 2012 and 2011, respectively.  The decrease was primarily due to higher sales to off-

price retailers and the timing of markdown assistance in all of the footwear and accessories product lines, partially offset by an increase due to the mix of products sold.

Domestic retail gross profit margins were 53.0% and 51.4% for the first fiscal six months of 2012 and 2011, respectively.  The increase was primarily due to the mix of products sold as well as lower levels of promotional activity and lower freight costs.

International wholesale gross profit margins were 32.5% and 31.0% for the first fiscal six months of 2012 and 2011, respectively.  The increase was primarily due to the mix of products sold resulting from the acquisition of Kurt Geiger and changes in pricing strategies and higher average selling prices in our Canadian business.

International retail gross profit margins were 54.7% and 53.6% for the first fiscal six months of 2012 and 2011, respectively.  The increase was primarily due to the mix of products sold as a result of the acquisition of Kurt Geiger and lower levels of promotional activity in our Canadian retail stores.

Selling, General and Administrative Expenses.  SG&A expenses were $607.7 million and $547.7 million in the first fiscal six months of 2012 and 2011, respectively.  The acquisition of Kurt Geiger added a net $57.2 million in SG&A expenses to the first fiscal six months of 2012.

Domestic wholesale sportswear SG&A expenses increased $0.3 million, primarily due to a $5.5 million increase in severance expense, a $4.1 million decrease in the acquisition consideration payable related to the acquisition of Moda compared with a $6.5 million decrease in the prior period, a $1.9 million increase in reimbursements for services provided to other supporting business units, a $0.6 million gain on the British Pound in the prior period and $0.1 million of other net increases.  These increases were partially offset by a $5.3 million planned reduction in advertising and marketing expenses, a $3.2 million decrease in compensation expense resulting from reduced headcount and a decrease of $1.7 million in samples expense.

Domestic wholesale jeanswear SG&A expenses decreased $3.1 million, primarily due to a $5.3 million decrease in distribution expense resulting from a decrease in the number of units sold, a $1.7 million reduction in compensation expense resulting from reduced headcount and a $0.5 million reduction in severance expense.  These decreases were partially offset by a $1.1 million increase in advertising expense, a $1.0 million increase in samples expense, a $0.9 million increase in lease termination costs relating to one of our unused warehouses, resulting from a subtenant's early termination of the lease, a $0.5 million favorable use tax settlement in the prior period, a $0.5 million increase in administrative expenses and $0.4 million of other net increases.

Domestic wholesale footwear and accessories SG&A expenses increased $0.7 million, primarily due to a $3.8 million increase in advertising expenses, a $1.9 million increase in severance expense, a $1.2 million increase in administrative costs and $0.9 million in showroom and rent expenses for new space added for Stuart Weitzman products.  These increases were partially offset by a $3.7 million decrease in losses recorded related to future costs of leases on buildings we do not currently use, a $1.3 million decrease in compensation expenses resulting from reduced headcount, a $0.9 million decrease in depreciation expense resulting from the assets becoming fully depreciated, a $0.4 million reduction in professional fees, a $0.3 million reduction in distribution costs and $0.5 million of other net decreases.

Domestic retail SG&A expenses decreased $0.1 million, primarily due to a $5.0 million reduction in occupancy and depreciation expenses, a $3.0 million reduction in salaries and benefits and a $1.1 million reduction in credit and debit card fees (primarily resulting from a reduction in interchange fees charged by our banks), a $0.8 million reduction in advertising expenses and a $2.1 million decrease in store-related impairment losses compared with the prior period.  These decreases were partially offset by a $4.7 million increase in costs for services provided by other supporting business units, a $3.2 million increase in operating and rent expenses for new Stuart Weitzman locations, a $1.9 million write-off of settled merchandise credits in the prior period, a $1.7 million increase in severance expense and $0.4 million of other net increases.

International wholesale SG&A expenses decreased $0.7 million, primarily due to a $3.5 million decrease in costs for services provided by other supporting business units and $1.8 million in lower severance expense.  These decreases were partially offset by $1.8 million of expenses resulting from the acquisition of Kurt Geiger, a $1.5 million increase in foreign currency expense due to the unfavorable exchange rates between the Euro and U.S. Dollar, a $1.0 million increase in advertising expenses for our Stuart Weitzman brand and $0.3 million of other net increases.

International retail SG&A expenses increased $65.0 million, primarily due to a $61.7 million increase resulting from the acquisition of Kurt Geiger, $1.4 million related to our Spanish retail business (which began operations in March 2011), a net $1.6 million increase in expenses in our Canadian business (resulting from higher costs for services provided by other supporting business units and higher salary expenses), and $0.3 million of other net increases.

SG&A expenses for the licensing, other and eliminations segment decreased $2.1 million, primarily due to $4.7 million in acquisition-related expenses for Kurt Geiger in the prior period and a $2.8 million effect of favorable exchange rate differences between the U.S. Dollar and the British Pound and Canadian Dollar.  These decreases were partially offset by a $4.0 million increase in compensation expense, primarily related to higher amortization of stock-based compensation, and a $1.4 million reduction in advertising contribution payments from our licensees in the current period.

Operating Income.  The resulting operating income for the first fiscal six months of 2012 was $61.9 million, compared with $106.1 million for the first fiscal six months of 2011, due to the factors described above.

Net Interest Expense.  Net interest expense decreased $6.7 million, resulting from an $8.3 million change in interest relating to the SWH acquisition consideration liability (primarily resulting from changes in the estimated payments to be made under the acquisition agreement), a $2.5 million decrease in expenses related to our secured revolving credit agreement and a net $0.1 million decrease in interest expense from the effects of our interest rate swaps and cap, partially offset by a $3.6 million increase resulting from the issuance of our 2019 Notes on March 7, 2011 and $0.6 million of other net increases.

Income Taxes.  The effective income tax rate was 37.0% and 37.5% for the first fiscal six months of 2012 and 2011, respectively.  The decrease is primarily due to the impact of a foreign tax benefit on lower pre-tax income in the first fiscal six months of 2012 compared with the first fiscal six months of 2011.

Net Income and Earnings Per Share.  Net income was $7.4 million in the first fiscal six months of 2012, compared with net income of $31.2 million in the first fiscal six months of 2011.  Diluted earnings per share for the first fiscal six months of 2012 was $0.09, compared with diluted earnings per share of $0.36 for the first fiscal six months of 2011, with 7.0% fewer diluted shares outstanding.

Liquidity and Capital Resources

Our principal capital requirements have been for working capital needs, capital expenditures, dividend payments, acquisition funding and repurchases of our common stock on the open market.  We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations.  We currently fund our operations primarily through cash generated by operating activities, and rely on our revolving credit facility for the issuance of trade letters of credit for the purchases of inventory and for cash borrowings as needed.  As of June 30, 2012, total cash and cash equivalents were $238.8 million, an increase of $38.3 million from the $277.1 million reported as of December 31, 2011.

Cash flows from operating activities provided $124.0 million and $65.6 million in the first fiscal six months of 2012 and 2011, respectively.  The change from the prior period was primarily due to changes in working capital and net income.  Accounts receivable decreased in the current period compared with an increase in the prior period primarily due to lower levels of wholesale shipments in the current period.  Inventories decreased in the current period compared with an increase in the prior period, primarily due to lower levels of projected wholesale sales.  We also paid $24.4 million of accrued Kurt Geiger interest subsequent to the acquisition in the prior period.

Cash flows from investing activities used $41.8 million and $192.6 million in the first fiscal six months of 2012 and 2011, respectively, primarily for the purchases of property and equipment in both periods and the acquisition of Kurt Geiger in 2011.

Cash flows from financing activities used $43.7 million in the first fiscal six months of 2012, primarily for repurchases of our common stock, the payment of dividends and payments related to acquisition consideration liabilities.

Cash flows from financing activities provided $73.8 million in the first fiscal six months of 2011, primarily as the result of the issuance of our 2019 Notes.  Uses of cash during this period were primarily for repayment of acquired Kurt Geiger debt, debt issuance and financing costs, the repurchase of our common stock, the payment of dividends and payments related to the acquisition consideration liabilities.

In March 2011, we issued the 2019 Notes.  Net proceeds were $293.3 million, of which $45.0 million was used to repay amounts then outstanding under our secured revolving credit agreement.

We repurchased approximately 3.0 million shares of our common stock for $29.0 million on the open market during the first fiscal six months 2012 and 2.2 million shares of our common stock for $28.0 million on the open market during the first fiscal six months 2011.  As of June 30, 2012, $186.5 million of Board authorized repurchases was still available.  We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition.

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

        Availability under the Credit Facility is determined with reference to a borrowing base consisting of a percentage of eligible inventory, accounts receivable, credit card receivables and licensee receivables, minus reserves determined by the joint collateral agents.  At June 30, 2012, we had no cash borrowings and $16.3 million of letters of credit outstanding, and our remaining availability was $381.6 million.  If availability under the Credit Facility falls below a stated level, we will be required to comply with a minimum fixed charge coverage ratio.  The Credit Facility also contains affirmative and negative covenants that, among other things, will limit or restrict our ability to (1) incur indebtedness, (2) create liens, (3) merge, consolidate, liquidate or dissolve, (4) make investments (including acquisitions), loans or advances, (5) sell assets, (6) enter into sale and leaseback transactions, (7) enter into swap agreements, (8) make certain restricted payments (including dividends and other payments in respect of capital stock), (9) enter into transactions with affiliates, (10) enter into restrictive agreements, and (11) amend material documents.  The Credit Facility is secured by a first priority lien on substantially all of our personal property.

SWH has a $1.5 million unsecured borrowing facility with a lending institution that expires on October 1, 2012 and is renewable on an annual basis, under which no cash borrowings and $1.1 million in letters of credit were outstanding at June 30, 2012.  Cash borrowings under this facility bear interest based on either the prevailing prime rate or the prevailing LIBOR rate plus 300 basis points.  SWH also has a €0.3 million variable-rate unsecured borrowing facility with a European lending institution that expires in March 2013 and is renewable on an annual basis, under which no amounts were outstanding at June 30, 2012.

On July 25, 2012, we announced that our Board of Directors had declared a quarterly cash dividend of $0.05 per share to all common stockholders of record as of August 10, 2012 for payment on August 24, 2012.

Economic Outlook
The uncertain economic and political environments have resulted in fluctuating consumer confidence.  Rising energy, gasoline and other prices are reducing consumers' discretionary income.  This may lead to reduced consumer spending, which could affect our net sales and our future profitability.  Our recent acquisitions have increased our presence within the European Union, where the current highly uncertain economic and political conditions may lead to reduced consumer spending in those countries as well.

Reduced consumer spending, combined with rising costs related to changes in foreign exchange rates, increasing labor costs (primarily in Asia), commodity prices and increasing transportation costs, may reduce our gross profit margins from present levels.  We may be limited in our ability to compensate for a loss of revenues or increase our selling prices to offset rising costs.  Should the consumer not accept higher retail prices for our products, these rising costs would have a material adverse effect on our business.

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

New Accounting Standards

There have been no new accounting standards issued by the FASB during 2012 through the date of this filing that would have an effect on our results of operation or financial position.

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

At June 30, 2012, the fair value of our fixed rate debt was $732.5 million.  On that date, the potential decrease in fair value of our fixed rate long-term debt instruments resulting from a hypothetical 10% adverse change in interest rates was approximately $67.4 million.

Our primary interest rate exposures on variable rate credit facilities are with respect to United States and Canadian short-term rates.  Cash borrowings under these facilities bear interest at rates that vary with changes in prevailing market rates.  At June 30, 2012, we had $651.8 million in variable rate credit facilities, under which no cash borrowings and $17.4 million of letters of credit were outstanding.

At June 30, 2012, we had an outstanding an interest rate cap that was used in conjunction with the interest rate swaps on the 2014 Notes to limit our floating rate exposure.  The cap limits our three-month LIBOR rate exposure to 5.0%.  The cap has a termination date of November 15, 2014.  At June 30, 2012, the cap had no fair value.

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

At June 30, 2012, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total notional value of US$10.2 million at a weighted-average exchange rate of 1.00 maturing through November 2012 and to exchange £3 million for U.S. Dollars at an exchange rate of 1.61 maturing in December 2012.  The fair value of these contracts at June 30, 2012 was a $0.2 million unrealized gain.  We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged.  We are exposed to credit-related losses if the counterparty to a financial instrument fails to perform its obligation.  However, we do not expect the counterparty, which presently has a high credit rating, to fail to meet its obligations.

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

We have made changes to our internal controls and procedures over financial reporting to address the implementation of SAP, an enterprise resource planning ("ERP") system.  SAP will integrate our operational and financial systems and expand the functionality of our financial reporting processes.  We began the process of implementing SAP throughout The Jones Group Inc. and our consolidated subsidiaries during the fourth quarter of 2006.  During the second fiscal quarter of 2012, no additional businesses were converted to this system.  We have adequately controlled the transition to the new processes and controls, with no negative impact to our internal control environment.  We expect to continue the implementation of this system to all locations over a multi-year period.  As the phased implementation occurs, we will experience changes in internal control over financial reporting.  We expect this ERP system to further advance our control environment by automating manual processes, improving management visibility and standardizing processes as its full capabilities are utilized.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We have been named as a defendant in various actions and proceedings arising from our ordinary business activities.  Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in our opinion, any such liability will not have a material adverse financial effect on us.

Item 2.  Issuer Purchase of Equity Securities

The following table sets forth the repurchases of our common stock for the fiscal quarter ended June 30, 2012.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2, 2012 to April 28, 2012	165,575	$11.42	165,575	$204,564,236
April 29, 2012 to May 26, 2012	1,779,405	$9.95	1,779,405	$186,856,704
May 26, 2012 to June 30, 2012	42,627	$9.38	42,627	$186,456,711
Total	1,987,607	$10.06	1,987,607	$186,456,711

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

Item 5.  Other Information

  STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

This Report includes, and incorporates by reference, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements regarding our expected financial position, business and financing plans are forward-looking statements.  The words "believes," "expects," "plans," "intends," "anticipates" and similar expressions identify forward-looking statements.  Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including:

•	those associated with the effect of national, regional and international economic conditions;
•	lowered levels of consumer spending resulting from a general economic downturn or lower levels of consumer confidence;
•	the tightening of the credit markets and our ability to obtain capital on satisfactory terms;
•	given the uncertain economic environment, the possible unwillingness of committed lenders to meet their obligations to lend to borrowers, in general;
•	the performance of our products within the prevailing retail environment;
•	customer acceptance of both new designs and newly-introduced product lines;
•	our reliance on a few department store groups for large portions of our business;
•	our ability to identify acquisition candidates and, in a competitive environment for such acquisitions, acquire such businesses on reasonable financial and other terms;
•	the integration of the organizations and operations of any acquired business into our existing organization and operations;
•	consolidation of our retail customers;
•	financial difficulties encountered by our customers;
•	the effects of vigorous competition in the markets in which we operate;
•	our ability to attract and retain qualified executives and other key personnel;
•	our reliance on independent foreign manufacturers, including political instability in countries where contractors and suppliers are located;
•
changes in the costs of raw materials, labor, advertising and transportation, including the impact such changes may have on the pricing of our products and the resulting impact on consumer acceptance of our products at higher price points;

•	our ability to successfully implement new operational and financial information systems; and
•	our ability to secure and protect trademarks and other intellectual property rights.

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

THE JONES GROUP INC.
(Registrant)

Date: July 27, 2012
By          /s/ Wesley R. Card
WESLEY R. CARD
Chief Executive Officer

By         /s/ John T. McClain
JOHN T. McCLAIN
Chief Financial Officer

EXHIBIT INDEX
10.1*	The Jones Group Inc. Severance Plan, as amended, and Summary Plan Description.
31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32♦	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

____________________
*  Filed herewith.
♦	Furnished herewith.