Form 10-Q
period 2012-09-29
JONES GROUP INC
filed 2012-10-26
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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
Large accelerated filer  ☒Accelerated filer  ☐Non-accelerated filer  ☐Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class of Common Stock $.01 par value	Outstanding at October 25, 2012 80,042,206

THE JONES GROUP INC.

DEFINITIONS

As used in this Report, unless the context requires otherwise, "Jones," "our," "us" and "we" means The Jones Group Inc. and consolidated subsidiaries, "GRI" means GRI Group Limited, "Kurt Geiger" means KG Group Holdings Limited, "Brian Atwood" means the Brian Atwood-related intellectual property interests, equity interests, assets acquired and liabilities assumed on July 2, 2012, "FASB" means the Financial Accounting Standards Board, "ASC" means the "FASB Accounting Standards Codification™", "ASU" means "Accounting Standards Update" and "SEC" means the United States Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE JONES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(ALL AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	September 29, 2012	October 1, 2011	December 31, 2011
ASSETS	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$234.1	$61.2	$238.8
Accounts receivable	486.2	490.9	339.6
Inventories, primarily finished goods	523.7	555.2	491.1
Prepaid and refundable income taxes	2.2	9.1	11.9
Deferred taxes	32.5	32.3	26.4
Loan to unconsolidated affiliate	-	-	10.0
Prepaid expenses and other current assets	42.4	39.1	37.7
Total current assets	1,321.1	1,187.8	1,155.5
Property, plant and equipment, at cost, less accumulated depreciation and amortization of $572.8, $597.8 and $605.4	276.2	270.5	271.4
Goodwill	262.5	256.2	255.3
Other intangibles, at cost, less accumulated amortization	901.5	935.2	897.4
Investment in and loan to unconsolidated affiliate	38.4	42.2	35.6
Other assets	99.8	104.3	100.1
Total assets	$2,899.5	$2,796.2	$2,715.3
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$-	$55.0	$-
Current portion of long-term debt and capital lease obligations	2.1	2.0	2.0
Current portion of acquisition consideration payable	230.2	22.2	194.1
Accounts payable	252.2	231.4	236.2
Income taxes payable	17.5	0.4	1.4
Accrued employee compensation and benefits	45.6	45.6	45.3
Accrued expenses and other current liabilities	106.4	89.1	101.0
Total current liabilities	654.0	445.7	580.0
Long-term debt	936.3	833.2	831.4
Obligations under capital leases	21.8	23.8	23.3
Deferred taxes	66.5	93.2	73.4
Income taxes payable	0.3	8.8	6.7
Acquisition consideration payable	5.0	190.6	17.7
Other noncurrent liabilities	117.4	81.2	93.4
Total liabilities	1,801.3	1,676.5	1,625.9
Commitments and contingencies	-	-	-
Redeemable noncontrolling interest	0.6	-	-
Equity:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-	-	-
Common stock, $.01 par value - shares authorized 200.0; issued 79.8, 80.9 and 81.0	0.8	0.8	0.8
Additional paid-in capital	522.2	519.1	521.8
Retained earnings	590.5	621.4	596.2
Accumulated other comprehensive loss	(16.9)	(21.8)	(29.6)
Total Jones stockholders' equity	1,096.6	1,119.5	1,089.2
Noncontrolling interests	1.0	0.2	0.2
Total equity	1,097.6	1,119.7	1,089.4
Total liabilities and equity	$2,899.5	$2,796.2	$2,715.3

See accompanying notes to consolidated financial statements

THE JONES GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(ALL AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	Fiscal Quarter Ended		Fiscal Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales	$1,024.6	$1,030.1	$2,792.3	$2,855.9
Licensing income	10.5	12.7	33.0	35.1
Other revenues	0.3	0.2	0.9	0.7
Total revenues	1,035.4	1,043.0	2,826.2	2,891.7
Cost of goods sold	670.8	671.1	1,792.0	1,866.1
Gross profit	364.6	371.9	1,034.2	1,025.6
Selling, general and administrative expenses	301.9	311.5	909.6	859.2
Operating income	62.7	60.4	124.6	166.4
Interest income	0.1	0.2	0.5	0.7
Interest expense and financing costs	37.8	0.9	89.7	59.5
Equity in income of unconsolidated affiliate	-	0.5	1.4	2.6
Income before provision for income taxes	25.0	60.2	36.8	110.2
Provision for income taxes	7.2	19.0	11.6	37.8
Net income	17.8	41.2	25.2	72.4
Less: income attributable to noncontrolling interest	0.4	0.2	0.9	0.6
Income attributable to Jones	$17.4	$41.0	$24.3	$71.8
Earnings per common share attributable to Jones
Basic	$0.23	$0.50	$0.32	$0.86
Diluted	0.22	0.49	0.31	0.85
Weighted average shares outstanding
Basic	74.4	78.6	75.2	80.8
Diluted	75.4	80.4	76.1	82.3
Dividends declared per share	$0.05	$0.05	$0.15	$0.15

See accompanying notes to consolidated financial statements

THE JONES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(ALL AMOUNTS IN MILLIONS)

	Fiscal Quarter Ended		Fiscal Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net income	$17.8	$41.2	$25.2	$72.4
Other comprehensive income (loss):
Change in fair value of cash flow hedges, net of $0.1, $(0.1), $0.1 and $0.1 tax benefit (provision)	(0.3)	0.2	(0.1)	(0.2)
Reclassification adjustment for hedge gains and losses included in net income, net of $0.0, $0.1, $0.0 and $0.2 tax benefit	-	0.2	0.1	0.6
Foreign currency translation adjustments	11.6	(12.3)	12.7	(13.8)
Total other comprehensive income (loss)	11.3	(11.9)	12.7	(13.4)
Comprehensive income	$29.1	$29.3	$37.9	$59.0

See accompanying notes to consolidated financial statements

THE JONES GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(ALL AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	Number of common shares outstanding	Total equity	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comp-rehensive loss	Non-controlling interests	Redeemable non-controlling interest
Balance, January 1, 2011	86.4	$1,138.3	$0.9	$541.9	$603.8	$(8.4)	$0.1	$-
Comprehensive income, including amounts attributable to nonredeemable and redeemable noncontrolling interests	-	59.0	-	-	71.8	(13.4)	0.6	-
Issuance of restricted stock to employees, net of forfeitures	1.7	-	-	-	-	-	-	-
Amortization of restricted stock	-	13.9	-	13.9	-	-	-	-
Distributions to noncontrolling interest	-	(0.5)	-	-	-	-	(0.5)	-
Tax effects from vesting of restricted stock	-	1.0	-	1.0	-	-	-	-
Tax effects of expired employee stock options	-	(1.2)	-	(1.2)	-	-	-	-
Repurchase of common shares	(7.2)	(78.0)	(0.1)	(36.5)	(41.4)	-	-	-
Dividends on common stock ($0.15 per share)	-	(13.0)	-	-	(13.0)	-	-	-
Other	-	0.2	-	-	0.2	-	-	-
Balance, October 1, 2011	80.9	$1,119.7	$0.8	$519.1	$621.4	$(21.8)	$0.2	$-
Balance, January 1, 2012	81.0	$1,089.4	$0.8	$521.8	$596.2	$(29.6)	$0.2	$-
Comprehensive income, including amounts attributable to nonredeemable and redeemable noncontrolling interests	-	37.9	-	-	24.3	12.7	0.9	-
Acquisition of Brian Atwood intellectual property	-	0.6	-	-	-	-	0.6	0.6
Issuance of restricted stock to employees, net of forfeitures	2.2	-	-	-	-	-	-	-
Amortization of restricted stock	-	16.4	-	16.4	-	-	-	-
Tax effects from vesting of restricted stock	-	1.6	-	1.6	-	-	-	-
Tax effects of expired employee stock options	-	(1.5)	-	(1.5)	-	-	-	-
Distributions to noncontrolling interests	-	(0.7)	-	-	-	-	(0.7)	-
Repurchase of common shares	(3.4)	(34.2)	-	(16.1)	(18.1)	-	-	-
Dividends on common stock ($0.15 per share)	-	(12.1)	-	-	(12.1)	-	-	-
Other	-	0.2	-	-	0.2	-	-	-
Balance, September 29, 2012	79.8	$1,097.6	$0.8	$522.2	$590.5	$(16.9)	$1.0	$0.6

See accompanying notes to consolidated financial statements

THE JONES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(ALL AMOUNTS IN MILLIONS)

	Fiscal Nine Months Ended
	September 29, 2012	October 1, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25.2	$72.4
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Amortization of restricted stock	16.4	13.9
Depreciation and other amortization	67.3	64.3
Impairment losses	0.4	5.1
Equity in income of unconsolidated affiliate	(1.4)	(2.6)
Adjustments to acquisition consideration payable	44.0	10.7
Deferred taxes	(16.7)	26.4
Fair value adjustments related to interest rate swaps and cap	1.4	2.0
Write-off of deferred financing fees	-	1.9
Gain on sale of trademark	(3.1)	-
Other items, net	(1.5)	5.8
Changes in operating assets and liabilities:
Accounts receivable	(134.7)	(127.4)
Inventories	(28.5)	(38.2)
Prepaid expenses and other current assets	(6.7)	(0.1)
Other assets	(0.3)	6.6
Accounts payable	12.5	(10.9)
Income taxes payable/prepaid income taxes	18.6	12.1
Accrued expenses and other current liabilities	0.8	(32.8)
Acquisition consideration payable	(4.6)	(5.0)
Other liabilities	24.0	2.2
Total adjustments	(12.1)	(66.0)
Net cash provided by operating activities	13.1	6.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(57.1)	(72.7)
Acquisition of Brian Atwood, net of cash acquired	(4.4)	-
Contingent consideration paid related to investment in GRI	(3.5)	-
Acquisition of KG Group Holdings Limited, net of cash acquired	-	(143.1)
Payments related to acquisition of Moda Nicola International, LLC	-	(2.5)
Proceeds from sale of trademark	5.0	-
Other	(0.1)	0.1
Net cash used in investing activities	(60.1)	(218.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of 6.875% Senior Notes due 2019	103.5	300.0
Debt issuance costs	(2.3)	(6.6)
Costs related to secured revolving credit agreement	(0.3)	(3.0)
Increase in short-term borrowings	-	55.0
Repayment of acquired debt of KG Group Holdings Limited	-	(174.1)
Dividends paid	(11.7)	(12.7)
Repurchases of common stock	(34.0)	(78.0)
Payments of acquisition consideration payable	(14.6)	(8.2)
Other items, net	0.2	(0.2)
Net cash provided by financing activities	40.8	72.2
EFFECT OF EXCHANGE RATES ON CASH	1.5	-
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4.7)	(139.6)
CASH AND CASH EQUIVALENTS, BEGINNING	238.8	200.8
CASH AND CASH EQUIVALENTS, ENDING	$234.1	$61.2

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

Distribution costs.  Our cost of sales may not be comparable to those of other entities, since some entities include all of the costs associated with their distribution functions in cost of sales while we include these costs in selling, general and administrative ("SG&A") expenses.  Distribution costs included in SG&A expenses for the fiscal quarters ended September 29, 2012 and October 1, 2011 were $23.4 million and $23.3 million, respectively.  Distribution costs included in SG&A expenses for the fiscal nine months ended September 29, 2012 and October 1, 2011 were $68.1 million and $70.3 million, respectively.

EARNINGS PER SHARE

The computation of basic and diluted earnings per share is as follows:

(In millions, except per share amounts)	Fiscal Quarter Ended		Fiscal Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net income	$17.8	$41.2	$25.2	$72.4
Less: income attributable to noncontrolling interests	(0.4)	(0.2)	(0.9)	(0.6)
Income attributable to Jones	17.4	41.0	24.3	71.8
Less: income allocated to participating securities	(0.4)	(1.4)	(0.4)	(2.2)
Income available to common stockholders of Jones	$17.0	$39.6	$23.9	$69.6
Weighted-average shares outstanding - basic	74.4	78.6	75.2	80.8
Effect of dilutive employee restricted stock	1.0	1.8	0.9	1.5
Weighted-average shares outstanding - diluted	75.4	80.4	76.1	82.3
Earnings per common share attributable to Jones
Basic	$0.23	$0.50	$0.32	$0.86
Diluted	0.22	0.49	0.31	0.85

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

The acquisition resulted in the recognition of $99.3 million of goodwill, which is not expected to be deductible for tax purposes.  Goodwill largely consists of expected synergies resulting from the leveraging of the combined networks of partners, infrastructure and strong department store relationships to expand product distribution worldwide, as well as the acquired assembled workforce, which does not qualify as an amortizable intangible asset, and the potential for product extensions, such as apparel.  The goodwill has been assigned to our international wholesale and international retail segments.

We recorded $4.9 million in acquisition-related costs during the fiscal nine months ended October 1, 2011.  These costs are reported as SG&A expenses in our licensing, other and eliminations segment.

Brian Atwood
On July 2, 2012, we acquired an 80% interest in Brian Atwood-related intellectual property from BA Holding Group, Inc., BKA International, Inc. and Brian Atwood, we acquired 100% of the equity interests in Atwood Italia S.r.l., and we acquired certain assets and assumed certain liabilities of Brian Atwood, Ltd. (collectively, "Brian Atwood").  The purchase price was $5.0 million.

We pursued the acquisition of Brian Atwood to increase our international presence and further extend our reach into the designer footwear business.  Brian Atwood's wholesale footwear business is reported in our international wholesale segment.

The following table summarizes the fair values of the assets acquired and liabilities assumed from Brian Atwood on July 2, 2012.

(In millions)	Amortization life (in months)	Fair Value
Cash		$0.6
Accounts receivable		0.5
Other current assets		0.4
Property, plant and equipment		0.1
Intangible assets:
Trademarks	240	7.5
Goodwill		2.7
Customer relationships	6	0.4
Order backlog	3	0.7
Total assets acquired		12.9
Accounts payable		1.7
Notes payable		2.8
Other current liabilities		1.8
Deferred taxes		0.3
Other long-term liabilities		0.1
Total liabilities assumed		6.7
Fair value of noncontrolling interest		1.2
Total purchase price		$5.0

The gross contractual accounts receivable acquired from Brian Atwood was $0.5 million, all of which we expect to collect.

The acquisition resulted in the recognition of $2.7 million of goodwill, which is not expected to be deductible for tax purposes.  Goodwill largely consists of expected synergies resulting from the leveraging of the combined networks of partners, infrastructure and customer relationships to expand product distribution worldwide, as well as the acquired assembled workforce, which does not qualify as an amortizable intangible asset, and the potential for both product extensions, such as apparel, and the introduction of Brian Atwood retail locations.  The goodwill has been assigned to our domestic wholesale footwear and accessories segment, as we pursued the acquisition to acquire majority ownership interest in the Brian Atwood-related trademarks, under which our existing B Brian Atwood domestic footwear business is licensed.

We recorded $0.6 million in acquisition-related costs during the fiscal nine months ended September 29, 2012.  These costs are reported as SG&A expenses in our licensing, other and eliminations segment.

Pro Forma Information
The following table provides pro forma total revenues and results of operations for the fiscal quarter ended October 1, 2011 as if Kurt Geiger had been acquired on January 1, 2010.  Pro forma total revenues and results of operations reflecting the acquisition of Brian Atwood are not presented, as the acquisition is not material to our financial position or our results of operations.

The unaudited pro forma results reflect certain adjustments related to the acquisition, such as amortization expense on intangible assets acquired from Kurt Geiger resulting from the fair valuation of assets acquired.  The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Kurt Geiger.  Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition of Kurt Geiger been completed on January 1, 2010, nor are they indicative of the future operating results of the combined companies.

(In millions, except per share amounts)	Fiscal Quarter Ended October 1, 2011	Fiscal Nine Months Ended October 1, 2011
Total revenues	$1,043.0	$3,022.0
Net income	42.5	70.6
Earnings per share attributable to Jones
Basic	$0.52	$0.83
Diluted	0.51	0.82

The pro forma earnings for the fiscal quarter and nine months ended October 1, 2011 were adjusted to exclude $0.2 million and $4.9 million, respectively, of acquisition-related expenses incurred related to Kurt Geiger and $1.7 million and $2.2 million, respectively, of nonrecurring expenses related to the fair value of Kurt Geiger acquisition-date order backlogs.

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

ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 29, 2012	October 1, 2011	December 31, 2011
(In millions)
Trade accounts receivable	$520.7	$531.2	$367.9
Allowances for doubtful accounts, returns, discounts and co-op advertising	(34.5)	(40.3)	(28.3)
	$486.2	$490.9	$339.6

Due to our 25% ownership interest in GRI, GRI is deemed to be a related party.  Included in accounts receivable are amounts due from GRI in the amount of $22.1 million, $24.8 million and $19.7 million at September 29, 2012, October 1, 2011 and December 31, 2011, respectively.  Net revenues from GRI amounted to $51.8 million and $50.9 million for the fiscal nine months ended September 29, 2012 and October 1, 2011, respectively.  On April 23, 2009, we converted $10.0 million of the outstanding GRI accounts receivable to a three-year interest-bearing convertible note.  This note was repaid on April 20, 2012.

ACCRUED RESTRUCTURING COSTS

Jewelry
During 2009, we decided to discontinue the domestic manufacturing, product development and sourcing activities of our jewelry business, and also announced the closing of our jewelry distribution center during 2010.  We accrued $0.1 million and $0.2 million of lease termination costs in the fiscal nine months ended October 1, 2011 and September 29, 2012, respectively.  These costs are reported as SG&A expenses in the domestic wholesale footwear and accessories segment.

The details of the jewelry restructuring accruals are as follows:

(In millions)	One-time termination benefits	Lease obligations	Total jewelry restructuring
Balance, January 1, 2011	$1.3	$2.3	$3.6
Additions	-	0.1	0.1
Payments and reductions	(1.3)	(0.8)	(2.1)
Balance, October 1, 2011	$-	$1.6	$1.6
Balance, January 1, 2012	$-	$1.5	$1.5
Additions	-	0.2	0.2
Payments and reductions	-	(0.4)	(0.4)
Balance, September 29, 2012	$-	$1.3	$1.3

The net accrual of $1.6 million at October 1, 2011 is reported as $0.4 million of accrued expenses and other current liabilities and $1.2 million of other noncurrent liabilities.  The net accrual of $1.3 million at September 29, 2012 is reported as $0.4 million of accrued expenses and other current liabilities and $0.9 million of other noncurrent liabilities.

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

The details of the Texas warehouse restructuring accruals are as follows:

(In millions)	Lease obligations
Balance, January 1, 2011	$4.1
Additions	0.1
Payments and reductions	(3.5)
Balance, October 1, 2011	$0.7
Balance, January 1, 2012	$0.9
Payments and reductions	(0.1)
Balance, September 29, 2012	$0.8

The net accruals of $0.7 million at October 1, 2011 and $0.8 million at September 29, 2012 are reported as accrued expenses and other current liabilities.

Retail Stores
We continue to review our retail operations for underperforming locations.  As a result of this review, we have decided to close domestic retail locations that no longer provide strategic benefits.  During the first fiscal nine months of 2011 and 2012, we closed 78 and 85 locations, respectively, and we anticipate closing additional locations in 2012.  Total termination benefits and associated employee costs are expected to be $10.8 million for approximately 2,020 employees, including both store employees and administrative support personnel.  We recorded $1.2 million and $1.6 million of employee termination costs in the fiscal nine months ended October 1, 2011 and September 29, 2012, respectively.  In connection with our decision to close these stores, we reviewed the associated long-term assets for impairments.  As a result of this review, we recorded $4.7 million and $0.4 million of impairment losses during the fiscal nine months ended October 1, 2011 and September 29, 2012, respectively, on leasehold improvements and furniture and fixtures located in the stores to be closed.  These costs are reported as SG&A expenses in our domestic retail segment.

The details of the retail store restructuring accruals are as follows:

(In millions)	One-time termination benefits
Balance, January 1, 2011	$2.2
Additions	1.2
Payments and reductions	(2.3)
Balance, October 1, 2011	$1.1
Balance, January 1, 2012	$1.3
Additions	1.6
Payments and reductions	(1.8)
Balance, September 29, 2012	$1.1

The net accrual of $1.1 million at October 1, 2011 is reported as accrued expenses and other current liabilities.  The net accrual of $1.1 million at September 29, 2012 is reported as $1.0 million of accrued expenses and other current liabilities and $0.1 million of other noncurrent liabilities.

GOODWILL

The following table presents, by segment and in total, the carrying amount of goodwill for the fiscal nine months ended October 1, 2011 and September 29, 2012.

(In millions)	Domestic Wholesale Sportswear	Domestic Wholesale Jeanswear	Domestic Wholesale Footwear & Accessories	Domestic Retail	International Wholesale	International Retail	Total
Balance, December 31, 2010
Goodwill	$6.7	$519.2	$873.0	$120.6	$55.3	$-	$1,614.8
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	-	-	(1,453.0)
Net goodwill	46.7	-	59.8	-	55.3	-	161.8
Acquisition of Kurt Geiger	-	-	-	-	45.8	53.5	99.3
Foreign currency translation effects	-	-	-	-	(2.3)	(2.6)	(4.9)
Balance, October 1, 2011
Goodwill	46.7	519.2	873.0	120.6	98.8	50.9	1,709.2
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	-	-	(1,453.0)
Net goodwill	$46.7	$-	$59.8	$-	$98.8	$50.9	$256.2
Balance, December 31, 2011
Goodwill	$46.7	$519.2	$859.8	$120.6	$111.6	$50.4	$1,708.3
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	-	-	(1,453.0)
Net goodwill	46.7	-	46.6	-	111.6	50.4	255.3
Acquisition of Brian Atwood	-	-	2.7	-	-	-	2.7
Foreign currency translation effects	-	-	-	-	2.1	2.4	4.5
Balance, September 29, 2012
Goodwill	46.7	519.2	862.5	120.6	113.7	52.8	1,715.5
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	-	-	(1,453.0)
Net goodwill	$46.7	$-	$49.3	$-	$113.7	$52.8	$262.5

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis at October 1, 2011, December 31, 2011 and September 29, 2012.

(In millions) Description	Classification	Total Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobserv-able inputs (Level 3)
October 1, 2011:
Rabbi Trust assets	Prepaid expenses and other current assets	$7.7	$7.7	$-	$-
Canadian Dollar – U.S. Dollar forward contracts	Prepaid expenses and other current assets	0.1	-	0.1	-
Interest rate swap	Other long-term assets	6.3	-	6.3	-
Interest rate cap	Other long-term assets	0.2	-	0.2	-
Total assets		$14.3	$7.7	$6.6	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$7.7	$7.7	$-	$-
Deferred director fees	Accrued expenses and other current liabilities	0.2	0.2	-	-
Acquisition consideration	Current portion of acquisition consideration payable	20.8	-	-	20.8
5.125% Senior Notes due 2014	Long-term debt	264.3	-	264.3	-
Acquisition consideration	Acquisition consideration payable, net of current portion	190.6	-	-	190.6
Total liabilities		$483.6	$7.9	$264.3	$211.4
December 31, 2011:
Rabbi Trust assets	Prepaid expenses and other current assets	$7.5	$7.5	$-	$-
Interest rate swaps	Other long-term assets	5.5	-	5.5	-
Interest rate cap	Other long-term assets	0.2	-	0.2	-
Canadian Dollar – U.S. Dollar forward contracts	Prepaid expenses and other current assets	0.1	-	0.1	-
Total assets		$13.3	$7.5	$5.8	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$7.5	$7.5	$-	$-
Deferred director fees	Accrued expenses and other current liabilities	0.2	0.2	-	-
Acquisition consideration	Current portion of acquisition consideration payable	192.7	-	-	192.7
5.125% Senior Notes due 2014	Long-term debt	263.0	-	263.0	-
Acquisition consideration	Acquisition consideration payable, net of current portion	17.7	-	-	17.7
Total liabilities		$481.1	$7.7	$263.0	$210.4
September 29, 2012:
Rabbi Trust assets	Prepaid expenses and other current assets	$8.2	$8.2	$-	$-
British Pound– U.S. Dollar forward contracts	Prepaid expenses and other current assets	0.1	-	0.1	-
Interest rate cap	Other long-term assets	-	-	-	-
Total assets		$8.3	$8.2	$0.1	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$8.2	$8.2	$-	$-
Canadian Dollar – U.S. Dollar forward contracts	Accrued expenses and other current liabilities	0.1	-	0.1	-
Deferred director fees	Accrued expenses and other current liabilities	0.2	0.2	-	-
Acquisition consideration	Current portion of acquisition consideration payable	230.2	-	-	230.2
Acquisition consideration	Acquisition consideration payable, net of current portion	5.0	-	-	5.0
Total liabilities		$243.7	$8.4	$0.1	$235.2

The following table presents the changes in Level 3 contingent consideration liabilities for the fiscal nine months ended October 1, 2011 and September 29, 2012.

(In millions)	Acquisition of Moda	Acquisition of SWH	Total Acquisition Consideration Payable
Beginning balance, January 1, 2011	$22.9	$191.0	$213.9
Payments	-	(13.2)	(13.2)
Total adjustments included in earnings	(8.3)	19.0	10.7
Balance, October 1, 2011	$14.6	$196.8	$211.4
Beginning balance, January 1, 2012	$14.8	$195.6	$210.4
Payments	(3.5)	(15.7)	(19.2)
Total adjustments included in earnings	(3.8)	47.8	44.0
Balance, September 29, 2012	$7.5	$227.7	$235.2

The following table represents quantitative information about the Level 3 contingent consideration liability measurements at September 29, 2012.

(In millions)	Fair Value at September 29, 2012	Valuation technique	Unobservable inputs	Range (Weighted Average)
Acquisition of Moda	$7.5	Discounted projection of financial results	Net sales growth Gross margin multiplier Discount rate	-30% - +10% (-3.8%) 1.63 - 1.70 (1.68) 11.7%
Acquisition of SWH	$227.7	Discounted projection of financial results and future cash flow	EBITDA (1) growth EBITDA (1) multiplier Discount rate	-11% - +29% (8.7%) 8.0 – 9.0 (8.6) 11.7%

(1) – Adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the acquisition agreement.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

In accordance with the fair value hierarchy described above, the following table shows the fair value of our non-financial assets and liabilities that were required to be measured at fair value on a nonrecurring basis at October 1, 2011 and September 29, 2012, and the total losses recorded as a result of the remeasurement process.

(In millions)		Fair Value Measurements Using
Description	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobserv-able inputs (Level 3)	Total losses recorded for the fiscal nine months
At October 1, 2011:
Property and equipment	$-	$-	$-	$-	$4.7
Transportation equipment	0.6	0.6	-	-	0.4
At September 29, 2012:
Property and equipment	-	-	-	-	0.4

During the fiscal nine months ended October 1, 2011 and September 29, 2012, property and equipment utilized in our retail operations with a carrying amount of $4.7 million and $0.4 million, respectively, were written down to a fair value of zero, primarily as a result of our decision to close underperforming retail locations.  These losses were recorded as SG&A expenses in the domestic retail segment.  We consider long-term assets utilized in a retail location to be impaired when a pattern of operating losses at the location indicate that future operating losses are probable and that the resulting cash flows will not be sufficient to recover the carrying value of the associated long-term assets.  During the fiscal nine months ended October 1, 2011, we determined that certain transportation equipment with a carrying value of $1.0 million had a fair value of $0.6 million based on quoted market prices.  The loss of $0.4 million was recorded as SG&A expenses in the licensing, other and eliminations segment.

Financial Instruments

As a result of our global operating and financing activities, we are exposed to changes in interest rates and foreign currency exchange rates which may adversely affect results of operations and financial condition.  In seeking to minimize the risks and/or costs associated with such activities, we manage exposure to changes in interest rates and foreign currency exchange rates through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  The instruments eligible for utilization include forward, option and swap agreements.  We do not use financial instruments for trading or other speculative purposes.  At September 29, 2012, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total notional value of US$4.1 million at a weighted-average exchange rate of 1.006 maturing through November 2012 and to exchange a total of £9.0 million for U.S. Dollars at a weighted-average exchange rate of 1.619 maturing through December 2013.

At September 29, 2012, October 1, 2011 and December 31, 2011, the fair values of cash and cash equivalents, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments.  The estimated fair values of other financial instruments subject to fair value disclosures were valued using market comparable inputs.  These inputs include broker quotes, quoted market prices, interest rates and exchange rates for the same or similar instruments.  The fair value and related carrying amounts for items not disclosed elsewhere are as follows:

(In millions)	September 29, 2012			October 1, 2011		December 31, 2011
	Fair Value Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes, including hedged items recorded at fair value	1	$926.2	$879.6	$823.3	$709.7	$821.7	$692.6
Other long-term debt, including current portion	2	10.2	9.3	10.0	8.5	9.8	8.2
Note receivable from GRI	2	-	-	10.0	10.0	10.0	10.0

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

        Availability under the Credit Facility is determined with reference to a borrowing base consisting of a percentage of eligible inventory, accounts receivable, credit card receivables and licensee receivables, minus reserves determined by the joint collateral agents.  At September 29, 2012, we had no cash borrowings and $18.6 million of letters of credit outstanding, and our remaining availability was $534.1 million.  If availability under the Credit Facility falls below a stated level, we will be required to comply with a minimum fixed charge coverage ratio.  The Credit Facility also contains affirmative and negative covenants that, among other things, will limit or restrict our ability to (1) incur indebtedness, (2) create liens, (3) merge, consolidate, liquidate or dissolve, (4) make investments (including acquisitions), loans or advances, (5) sell assets, (6) enter into sale and leaseback transactions, (7) enter into swap agreements, (8) make certain restricted payments (including dividends and other payments in respect of capital stock), (9) enter into transactions with affiliates, (10) enter into restrictive agreements, and (11) amend material documents.  The Credit Facility is secured by a first priority lien on substantially all of our personal property.

SWH has a $1.5 million unsecured borrowing facility with a lending institution that expires on October 1, 2013 and is renewable on an annual basis, under which no cash borrowings and $0.8 million in letters of credit were outstanding at September 29, 2012.  Cash borrowings under this facility bear interest based on either the prevailing prime rate or the prevailing LIBOR rate plus 300 basis points.  SWH also has a €0.3 million variable-rate unsecured borrowing facility with a European lending institution that expires in March 2013 and is renewable on an annual basis, under which no amounts were outstanding at September 29, 2012.

LONG-TERM DEBT

In March 2011, we issued $300.0 million of 6.875% Senior Notes due 2019 (the "2019 Notes").  Net proceeds were $293.4 million, of which $45.0 million was used to repay amounts then outstanding under the Credit Facility.  In connection with the issuance of the 2019 Notes, we had three outstanding interest rate swap transactions to effectively convert $150 million of the 2019 Notes to variable-rate debt.  For more information, see "Derivatives."

In September 2012, we issued an additional $100.0 million of the 2019 Notes.  Net proceeds (including a premium of $1.3 million) were $100.9 million, which will be used for general corporate purposes.  These additional notes are being treated as a single series with, and have the same terms as, the previously issued 2019 Notes and are fungible with the previously-issued 2019 Notes.

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

On March 3, 2011, we entered into three interest rate swap transactions to effectively convert $150 million of our 2019 Notes to variable-rate debt.  Under the terms of the transactions, we were required to make semiannual variable-rate payments to the counterparties calculated based on three-month LIBOR rates (which are reset on the 15th day of each calendar quarter) plus 3.73%, and the counterparties were obligated to make semiannual fixed-rate payments to us of 6.875%.  The swap transactions had an effective date of March 7, 2011 and a termination date of March 15, 2019, the date the 2019 Notes mature.  On August 3, 2011, we de-designated the hedging relationship between the swaps and the 2019 Notes and received $8.1 million upon termination of the swaps.  The related fair market valuation adjustment to the 2019 Notes will be amortized as a reduction of interest expense over the remaining life of the 2019 Notes.

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

(In millions)	Fiscal Quarter Ended		Fiscal Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Interest rate swaps	$-	$(0.3)	$1.3	$0.9
Interest rate cap	-	0.4	0.2	1.1
Net increase in interest expense	$-	$0.1	$1.5	$2.0

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

Since the foreign currency derivatives we use in our risk management strategies are highly effective hedges because all the critical terms of the derivative instruments match those of the hedged item, we record no ineffectiveness related to our cash flow hedges.  If foreign currency exchange rates do not change from their September 29, 2012 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months will not be material.

We also currently have outstanding forward contracts to exchange British Pounds for U.S. Dollars.  These contracts have not been designated as hedges.  Therefore, changes in the fair value of these contracts are recorded through earnings, with the corresponding asset or liability recorded in the balance sheet.

The notional amounts of our foreign exchange contracts outstanding at September 29, 2012, October 1, 2011 and December 31, 2011 are as follows.  For additional information, see "Fair Values."

(In millions)	Notional Amounts
	September 29, 2012	October 1, 2011	December 31, 2011
Canadian Dollar – U.S. Dollar forward exchange contracts	US$4.1	US$3.2	US$5.3
British Pound – U.S. Dollar forward exchange contracts	£9.0	-	-

Fair Values of Derivative Instruments

(In millions)	September 29, 2012		October 1, 2011		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contracts			Other long-term assets	$6.3	Other long-term assets	$5.5
Foreign exchange contracts			Prepaid expenses and other current assets	0.1	Prepaid expenses and other current assets	0.1
Total derivative assets				$6.4		$5.6
Foreign exchange contracts	Accrued expenses and other current liabilities	$0.1
Total derivative liabilities		$0.1
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$0.1		$-		$-
Interest rate cap contract		-	Other long-term assets	0.2	Other long-term assets	0.2
Total derivative assets		$0.1		$0.2		$0.2

Effect of Derivatives on the Statement of Operations - Derivatives Designated as Hedging Instruments

(In millions)		Amount of Pretax (Loss) due to Ineffectiveness Recognized in Income
Derivative type	Location of Pretax (Loss) due to Ineffectiveness Recognized in Income	Fiscal Nine Months Ended September 29, 2012	Fiscal Nine Months Ended October 1, 2011
Interest rate swap contracts	Interest expense	$(1.3)	$(0.9)

(In millions)	Amount of Pretax (Loss) Recognized in Other Comprehensive Income			Amount of Pretax (Loss) Reclassified from Other Comprehensive Income into Income
Derivative type	Fiscal Nine Months Ended September 29, 2012	Fiscal Nine Months Ended October 1, 2011	Location of Pretax (Loss) Reclassified from Other Comprehensive Income into Income	Fiscal Nine Months Ended September 29, 2012	Fiscal Nine Months Ended October 1, 2011
Canadian Dollar – U.S. Dollar forward contracts	$(0.2)	$(0.3)	Cost of sales	$(0.1)	$(0.8)

Effect of Derivatives on the Statement of Operations - Derivatives Not Designated as Hedging Instruments

(In millions)		Amount of Pretax Gain (Loss) Recognized in Income
Derivative type	Location of Pretax Gain (Loss) Recognized in Income	Fiscal Nine Months Ended September 29, 2012	Fiscal Nine Months Ended October 1, 2011
Interest rate cap contract	Interest expense	$(0.2)	$(1.1)
British Pound – U.S. Dollar forward contracts	Selling, general and administrative expenses	0.1	0.1

STATEMENT OF CASH FLOWS

Fiscal Nine Months Ended	September 29, 2012	October 1, 2011
(In millions)
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$41.4	$31.4
Net income tax payments (refunds)	4.8	(5.3)
Supplemental disclosures of non-cash investing and financing activities:
Restricted stock issued to employees	22.1	26.6
Note payable and deferred compensation recorded related to acquisition of Kurt Geiger	-	10.2

PENSION PLANS

Components of Net Periodic Benefit Cost

(In millions)	Fiscal Quarter Ended		Fiscal Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Interest cost	$0.6	$0.7	$1.9	$2.0
Expected return on plan assets	(0.7)	(0.6)	(2.0)	(1.9)
Amortization of net loss	0.6	0.3	1.7	1.2
Net periodic benefit cost	$0.5	$0.4	$1.6	$1.3

Employer Contributions

During the fiscal nine months ended September 29, 2012, we contributed $3.7 million to our defined benefit pension plan.  We anticipate contributing a total of $4.4 million during 2012.

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

Summarized below are our revenues and income by reportable segment for the fiscal quarters and nine months ended September 29, 2012 and October 1, 2011.  We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets.  Therefore, we do not represent that these segments, if operated independently, would report the operating profit and other financial information shown below.

(In millions)	Domestic Wholesale Sportswear	Domestic Wholesale Jeanswear	Domestic Wholesale Footwear & Access-ories	Domestic Retail	International Wholesale	International Retail	Licensing, Other & Eliminations	Consolidated
For the fiscal quarter ended September 29, 2012
Revenues	$208.7	$202.3	$289.9	$140.0	$94.3	$89.7	$10.5	$1,035.4
Segment income (loss)	$12.9	$15.3	$29.3	$(15.5)	$9.4	$2.3	$9.0	62.7
Net interest expense								(37.7)
Income before provision for income taxes								$25.0
For the fiscal quarter ended October 1, 2011
Revenues	$243.9	$187.1	$264.3	$150.1	$99.6	$85.3	$12.7	$1,043.0
Segment income (loss)	$28.2	$8.9	$27.8	$(16.2)	$11.7	$0.6	$(0.6)	60.4
Net interest expense								(0.7)
Equity in income of unconsolidated affiliate								0.5
Income before provision for income taxes								$60.2
For the fiscal nine months ended September 29, 2012
Revenues	$617.1	$538.1	$711.2	$418.7	$243.1	$264.9	$33.1	$2,826.2
Segment income (loss)	$45.1	$38.9	$46.0	$(40.8)	$29.0	$1.0	$5.4	124.6
Net interest expense								(89.2)
Equity in income of unconsolidated affiliate								1.4
Income before provision for income taxes								$36.8
For the fiscal nine months ended October 1, 2011
Revenues	$715.6	$611.7	$673.3	$451.8	$255.3	$148.9	$35.1	$2,891.7
Segment income (loss)	$81.2	$48.8	$43.6	$(34.2)	$30.4	$2.5	$(5.9)	166.4
Net interest expense								(58.8)
Equity in income of unconsolidated affiliate								2.6
Income before provision for income taxes								$110.2

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

Condensed Consolidating Balance Sheets
(In millions)
	September 29, 2012				December 31, 2011
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
ASSETS
Current assets:
Cash and cash equivalents	$187.2	$46.9	$-	$234.1	$195.8	$43.0	$-	$238.8
Accounts receivable	289.7	196.5	-	486.2	182.9	156.7	-	339.6
Inventories	283.2	241.9	(1.4)	523.7	270.5	220.9	(0.3)	491.1
Prepaid and refundable income taxes	18.0	3.9	(19.7)	2.2	5.3	4.9	1.7	11.9
Deferred taxes	18.0	14.5	-	32.5	13.2	13.2	-	26.4
Prepaid expenses and other current assets	23.6	20.1	(1.3)	42.4	21.5	26.2	-	47.7
Total current assets	819.7	523.8	(22.4)	1,321.1	689.2	464.9	1.4	1,155.5
Property, plant and equipment	63.7	212.5	-	276.2	64.9	206.5	-	271.4
Due from affiliates	-	288.8	(288.8)	-	-	1,604.4	(1,604.4)	-
Goodwill	49.4	213.1	-	262.5	46.7	208.6	-	255.3
Other intangibles	6.2	895.3	-	901.5	6.9	890.5	-	897.4
Deferred taxes	93.2	-	(93.2)	-	80.6	-	(80.6)	-
Investments in subsidiaries	1,761.8	38.4	(1,761.8)	38.4	3,047.9	35.6	(3,047.9)	35.6
Other assets	70.1	29.7	-	99.8	79.3	20.8	-	100.1
Total assets	$2,864.1	$2,201.6	$(2,166.2)	$2,899.5	$4,015.5	$3,431.3	$(4,731.5)	$2,715.3
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$-	$2.1	$-	$2.1	$-	$2.0	$-	$2.0
Current portion of acquisition consideration payable	230.2	-	-	230.2	192.7	1.4	-	194.1
Accounts payable	151.8	100.4	-	252.2	139.7	96.5	-	236.2
Income taxes payable	10.0	47.5	(40.0)	17.5	11.2	8.3	(18.1)	1.4
Accrued expenses and other current liabilities	74.6	78.7	(1.3)	152.0	79.0	67.3	-	146.3
Total current liabilities	466.6	228.7	(41.3)	654.0	422.6	175.5	(18.1)	580.0
Long-term debt	936.3	-	-	936.3	831.3	0.1	-	831.4
Obligations under capital leases	-	21.8	-	21.8	-	23.3	-	23.3
Deferred taxes	-	165.7	(99.2)	66.5	-	160.0	(86.6)	73.4
Income taxes payable	0.3	-	-	0.3	6.7	-	-	6.7
Acquisition consideration payable	5.0	-	-	5.0	17.7	-	-	17.7
Due to affiliates	288.8	-	(288.8)	-	1,604.4	-	(1,604.4)	-
Other	93.9	23.5	-	117.4	67.7	25.7	-	93.4
Total liabilities	1,790.9	439.7	(429.3)	1,801.3	2,950.4	384.6	(1,709.1)	1,625.9
Redeemable noncontrolling interest	-	0.6	-	0.6	-	-	-	-
Equity:
Common stock and additional paid-in capital	523.0	948.1	(948.1)	523.0	522.6	2,352.4	(2,352.4)	522.6
Retained earnings	567.1	808.5	(785.1)	590.5	572.1	704.3	(680.2)	596.2
Accumulated other comprehensive (loss) income	(16.9)	3.7	(3.7)	(16.9)	(29.6)	(10.2)	10.2	(29.6)
Total Jones stockholders' equity	1,073.2	1,760.3	(1,736.9)	1,096.6	1,065.1	3,046.5	(3,022.4)	1,089.2
Noncontrolling interests	-	1.0	-	1.0	-	0.2	-	0.2
Total equity	1,073.2	1,761.3	(1,736.9)	1,097.6	1,065.1	3,046.7	(3,022.4)	1,089.4
Total liabilities and equity	$2,864.1	$2,201.6	$(2,166.2)	$2,899.5	$4,015.5	$3,431.3	$(4,731.5)	$2,715.3

Condensed Consolidating Statements of Operations
(In millions)

	Fiscal Quarter Ended September 29, 2012				Fiscal Quarter Ended October 1, 2011
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net sales	$633.2	$399.1	$(7.7)	$1,024.6	$665.0	$371.1	$(6.0)	$1,030.1
Licensing income	-	10.5	-	10.5	-	12.7	-	12.7
Other revenues	0.3	-	-	0.3	0.2	-	-	0.2
Total revenues	633.5	409.6	(7.7)	1,035.4	665.2	383.8	(6.0)	1,043.0
Cost of goods sold	430.3	246.1	(5.6)	670.8	443.9	230.3	(3.1)	671.1
Gross profit	203.2	163.5	(2.1)	364.6	221.3	153.5	(2.9)	371.9
Selling, general and administrative expenses	214.2	89.8	(2.1)	301.9	227.2	86.9	(2.6)	311.5
Operating (loss) income	(11.0)	73.7	-	62.7	(5.9)	66.6	(0.3)	60.4
Net interest expense and financing costs	36.3	1.4	-	37.7	0.7	-	-	0.7
Equity in income of unconsolidated affiliate	-	-	-	-	-	0.5	-	0.5
(Loss) income before (benefit) provision for income taxes and equity in earnings of subsidiaries	(47.3)	72.3	-	25.0	(6.6)	67.1	(0.3)	60.2
(Benefit) provision for income taxes	(10.3)	17.5	-	7.2	3.6	33.9	(18.5)	19.0
Equity in earnings of subsidiaries	54.3	-	(54.3)	-	33.1	-	(33.1)	-
Net income	17.3	54.8	(54.3)	17.8	22.9	33.2	(14.9)	41.2
Less: income attributable to noncontrolling interest	-	0.4	-	0.4	-	0.2	-	0.2
Income attributable to Jones	$17.3	$54.4	$(54.3)	$17.4	$22.9	$33.0	$(14.9)	$41.0

	Fiscal Nine Months Ended September 29, 2012				Fiscal Nine Months Ended October 1, 2011
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net sales	$1,720.4	$1,092.4	$(20.5)	$2,792.3	$1,840.0	$1,031.4	$(15.5)	$2,855.9
Licensing income	-	33.0	-	33.0	0.1	35.0	-	35.1
Other revenues	0.9	-	-	0.9	0.7	-	-	0.7
Total revenues	1,721.3	1,125.4	(20.5)	2,826.2	1,840.8	1,066.4	(15.5)	2,891.7
Cost of goods sold	1,141.5	663.6	(13.1)	1,792.0	1,208.5	664.4	(6.8)	1,866.1
Gross profit	579.8	461.8	(7.4)	1,034.2	632.3	402.0	(8.7)	1,025.6
Selling, general and administrative expenses	637.0	278.9	(6.3)	909.6	675.1	192.3	(8.2)	859.2
Operating (loss) income	(57.2)	182.9	(1.1)	124.6	(42.8)	209.7	(0.5)	166.4
Net interest expense (income) and financing costs	88.7	0.5	-	89.2	61.3	(2.5)	-	58.8
Equity in income of unconsolidated affiliate	-	1.4	-	1.4	-	2.6	-	2.6
(Loss) income before (benefit) provision for income taxes and equity in earnings of subsidiaries	(145.9)	183.8	(1.1)	36.8	(104.1)	214.8	(0.5)	110.2
(Benefit) provision for income taxes	(38.4)	50.4	(0.4)	11.6	(19.8)	76.1	(18.5)	37.8
Equity in earnings of subsidiaries	132.6	-	(132.6)	-	138.1	-	(138.1)	-
Net income	25.1	133.4	(133.3)	25.2	53.8	138.7	(120.1)	72.4
Less: income attributable to noncontrolling interest	-	0.9	-	0.9	-	0.6	-	0.6
Income attributable to Jones	$25.1	$132.5	$(133.3)	$24.3	$53.8	$138.1	$(120.1)	$71.8

Condensed Consolidating Statements of Other Comprehensive Income
(In millions)

	Fiscal Quarter Ended September 29, 2012				Fiscal Quarter Ended October 1, 2011
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net income	$17.3	$54.8	$(54.3)	$17.8	$22.9	$33.2	$(14.9)	$41.2
Other comprehensive income (loss):
Change in fair value of cash flow hedges, net of tax	(0.3)	(0.3)	0.3	(0.3)	0.2	0.2	(0.2)	0.2
Reclassification adjustment for hedge gains and losses included in net income, net of tax	-	-	-	-	0.2	0.2	(0.2)	0.2
Foreign currency translation adjustments	11.6	11.4	(11.4)	11.6	(12.3)	(12.3)	12.3	(12.3)
Total other comprehensive income (loss)	11.3	11.1	(11.1)	11.3	(11.9)	(11.9)	11.9	(11.9)
Comprehensive income	$28.6	$65.9	$(65.4)	$29.1	$11.0	$21.3	$(3.0)	$29.3

	Fiscal Nine Months Ended September 29, 2012				Fiscal Nine Months Ended October 1, 2011
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net income	$25.1	$133.4	$(133.3)	$25.2	$53.8	$138.7	$(120.1)	$72.4
Other comprehensive income (loss):
Change in fair value of cash flow hedges, net of tax	(0.1)	(0.1)	0.1	(0.1)	(0.2)	(0.2)	0.2	(0.2)
Reclassification adjustment for hedge gains and losses included in net income, net of tax	0.1	0.1	(0.1)	0.1	0.6	0.6	(0.6)	0.6
Foreign currency translation adjustments	12.7	12.5	(12.5)	12.7	(13.8)	(13.8)	13.8	(13.8)
Total other comprehensive income (loss)	12.7	12.5	(12.5)	12.7	(13.4)	(13.4)	13.4	(13.4)
Comprehensive income	$37.8	$145.9	$(145.8)	$37.9	$40.4	$125.3	$(106.7)	$59.0

Condensed Consolidating Statements of Cash Flows
(In millions)

	Fiscal Nine Months Ended September 29, 2012				Fiscal Nine Months Ended October 1, 2011
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net cash (used in) provided by operating activities	$(46.5)	$72.2	$(12.6)	$13.1	$(31.1)	$53.7	$(16.2)	$6.4
Cash flows from investing activities:
Capital expenditures	(14.6)	(42.5)	-	(57.1)	(32.7)	(40.0)	-	(72.7)
Acquisition of Brian Atwood, net of cash acquired	(5.0)	0.6	-	(4.4)	-	-	-	-
Contingent consideration paid related to investment in GRI	-	(3.5)	-	(3.5)	-	-	-	-
Acquisition of KG Group Holdings Limited, net of cash acquired	-	-	-	-	(150.0)	6.9	-	(143.1)
Payments related to acquisition of Moda Nicola International, LLC	-	-	-	-	(2.5)	-	-	(2.5)
Proceeds from sale of trademark	-	5.0	-	5.0	-	-	-	-
Other	-	(0.1)	-	(0.1)	-	0.1	-	0.1
Net cash used in investing activities	(19.6)	(40.5)	-	(60.1)	(185.2)	(33.0)	-	(218.2)
Cash flows from financing activities:
Issuance of 6.875% Senior Notes due 2019	103.5	-	-	103.5	300.0	-	-	300.0
Debt issuance costs	(2.3)	-	-	(2.3)	(6.6)	-	-	(6.6)
Costs related to revolving credit agreement	(0.3)	-	-	(0.3)	(3.0)	-	-	(3.0)
Net increase in short-term borrowings	-	-	-	-	55.0	-	-	55.0
Repayment of acquired debt of KG Group Holdings Limited	-	-	-	-	(174.1)	-	-	(174.1)
Dividends paid	(11.7)	(12.6)	12.6	(11.7)	(12.7)	(16.2)	16.2	(12.7)
Repurchase of common shares	(34.0)	-	-	(34.0)	(78.0)	-	-	(78.0)
Payments of acquisition consideration payable	-	(14.6)	-	(14.6)	-	(8.2)	-	(8.2)
Other items, net	2.3	(2.1)	-	0.2	1.7	(1.9)	-	(0.2)
Net cash provided by (used in) financing activities	57.5	(29.3)	12.6	40.8	82.3	(26.3)	16.2	72.2
Effect of exchange rates on cash	-	1.5	-	1.5	-	-	-	-
Net (decrease) increase in cash and cash equivalents	(8.6)	3.9	-	(4.7)	(134.0)	(5.6)	-	(139.6)
Cash and cash equivalents, beginning	195.8	43.0	-	238.8	163.0	37.8	-	200.8
Cash and cash equivalents, ending	$187.2	$46.9	$-	$234.1	$29.0	$32.2	$-	$61.2

NEW ACCOUNTING STANDARDS

In July 2012, the FASB issued ASU 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment."  ASU 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill by allowing an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test.  An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is "more likely than not" that the asset is impaired.  The amendments in this Update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted.  The adoption of ASU 2012-02 will not have a material impact on our results of operations or our financial position.

In October 2012, the FASB issued ASU 2012-04, "Technical Corrections and Improvements."  ASU 2012-04 contains amendments to clarify the ASC, correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  Additionally, the amendments are intended to make the ASC easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications.  The amendments that do not have transition guidance were effective upon issuance.  The amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012.  The adoption of ASU 2012-04 will not have a material impact on our results of operations or our financial position.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information and analysis of our results of operations for the 13 and 39 week periods ended September 29, 2012 (hereinafter referred to as the "third fiscal quarter of 2012" and "the first fiscal nine months of 2012," respectively) and October 1, 2011 (hereinafter referred to as the "third fiscal quarter of 2011" and "the first fiscal nine months of 2011," respectively) and our liquidity and capital resources.  The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

Executive Overview

We design, contract for the manufacture of and market a broad range of women's collection sportswear, suits and dresses, casual sportswear and jeanswear for women and children and women's and men's footwear and accessories.  We sell our products through a broad array of distribution channels, including better specialty stores, department stores, mass merchandisers and international concession arrangements, primarily in the United States, Canada and Europe.  We also operate our own network of retail and factory outlet stores and several e-commerce web sites.  In addition, we license the use of several of our brand names to select manufacturers and distributors of women's and men's apparel and accessories worldwide.

During 2012 to date, the following significant events took place:

•	on February 17, 2012, we announced the creation of The Jones Group Fashion Office to support the growth of core and emerging brands;
•
on July 2, 2012, we acquired an 80% interest in Brian Atwood-related intellectual property from BA Holding Group, Inc., BKA International, Inc. and Brian Atwood, we acquired 100% of the equity interests in Atwood Italia S.r.l., and we acquired certain assets and assumed certain liabilities of Brian Atwood, Ltd. (collectively, "Brian Atwood"); and

•	on September 25, 2012, we issued an additional $100.0 million of 6.875% Senior Notes due 2019.

Retail Store Closings

We continue to review our retail operations for underperforming locations.  As a result of this review, we have decided to close domestic retail locations that no longer provide strategic benefits.  During the first fiscal nine months of 2011 and 2012, we closed 78 and 85 locations, respectively, and we anticipate closing additional locations in 2012.  We recorded $1.2 million and $1.6 million of employee termination benefits and associated employee costs during the first fiscal nine months of 2011 and 2012, respectively.  In connection with our decision to close these stores, we reviewed the associated long-term assets for impairments.  As a result of this review, we recorded $4.7 million and $0.4 million of impairment losses during the fiscal nine of 2011 and 2012, respectively, on leasehold improvements and furniture and fixtures located in the stores to be closed.  These costs are reported as selling, general and administrative ("SG&A") expenses in the domestic retail segment.

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

Results of Operations

Statements of Operations Stated in Dollars and as a Percentage of Total Revenues

(In millions)	Fiscal Quarter Ended				Fiscal Nine Months Ended
	September 29, 2012		October 1, 2011		September 29, 2012		October 1, 2011
Net sales	$1,024.6	99.0%	$1,030.1	98.8%	$2,792.3	98.8%	$2,855.9	98.8%
Licensing income	10.5	1.0	12.7	1.2	33.0	1.2	35.1	1.2
Other revenues	0.3	0.0	0.2	0.0	0.9	0.0	0.7	0.0
Total revenues	1,035.4	100.0	1,043.0	100.0	2,826.2	100.0	2,891.7	100.0
Cost of goods sold	670.8	64.8	671.1	64.3	1,792.0	63.4	1,866.1	64.5
Gross profit	364.6	35.2	371.9	35.7	1,034.2	36.6	1,025.6	35.5
Selling, general and administrative expenses	301.9	29.2	311.5	29.9	909.6	32.2	859.2	29.7
Operating income	62.7	6.1	60.4	5.8	124.6	4.4	166.4	5.8
Net interest expense and financing costs	37.7	3.6	0.7	0.1	89.2	3.2	58.8	2.0
Equity in income of unconsolidated affiliate	-	-	0.5	0.0	1.4	0.0	2.6	0.1
Income before provision for income taxes	25.0	2.4	60.2	5.8	36.8	1.3	110.2	3.8
Provision for income taxes	7.2	0.7	19.0	1.8	11.6	0.4	37.8	1.3
Net income	17.8	1.7	41.2	4.0	25.2	0.9	72.4	2.5
Less: income attributable to noncontrolling interest	0.4	0.0	0.2	0.0	0.9	0.0	0.6	0.0
Income attributable to Jones	$17.4	1.7%	$41.0	3.9%	$24.3	0.9%	$71.8	2.5%
Percentage totals may not add due to rounding.

Fiscal Quarter Ended September 29, 2012 Compared with Fiscal Quarter Ended October 1, 2011

Revenues.  Total revenues for the third fiscal quarter of 2012 were $1.035 billion, compared with $1.043 billion for the third fiscal quarter of 2011, a decrease of 0.7%.  Revenues by segment were as follows:

(In millions)	Third Fiscal Quarter of 2012	Third Fiscal Quarter of 2011	Increase (Decrease )	Percent Change
Domestic wholesale sportswear	$208.7	$243.9	$(35.2)	(14.4%)
Domestic wholesale jeanswear	202.3	187.1	15.2	8.1
Domestic wholesale footwear and accessories	289.9	264.3	25.6	9.7
Domestic retail	140.0	150.1	(10.1)	(6.7)
International wholesale	94.3	99.6	(5.3)	(5.3)
International retail	89.7	85.3	4.4	5.2
Licensing and other	10.5	12.7	(2.2)	(17.3)
Total revenues	$1,035.4	$1,043.0	$(7.6)	(0.7%)

Domestic wholesale sportswear revenues decreased $35.2 million, primarily due to decreased revenues in our Jones New York- and Anne Klein-related sportswear product lines (resulting from reduced shipments to lower-performing retail doors and the discontinuation of the j Jones New York and Anne Klein New York brands), our Joneswear product lines (resulting from a change in retail strategy at J.C. Penney Company, Inc. ("Penney's")), our Evan-Picone product lines (resulting from reduced shipments of suits and moderate sportswear to lower-performing retail doors), and our Le Suit product line (resulting from poor product performance at the retail level).  These decreases were partially offset by increased revenues in our Kasper suit separates and sportswear lines and our Rachel Roy product lines (resulting from positive product performance at the retail level).

Domestic wholesale jeanswear revenues increased $15.2 million, primarily due to increased shipments of our l.e.i., Gloria Vanderbilt and Nine West product lines (resulting from positive product performance at the retail level).  These increases were partially offset by reduced shipments of our Energie product line (resulting from the challenging retail climate in the moderate junior tops business as well as product assortment issues) and the discontinuance of our menswear business.

    Domestic wholesale footwear and accessories revenues increased $25.6 million, primarily due to increased shipments of our Bandolino, Nine West, private label, Rachel Roy and Stuart Weitzman footwear product lines and our Nine West and AK Anne Klein handbag and jewelry product lines (resulting from positive performance at the retail level).  These increases were partially offset by reduced shipments of our Mootsies Tootsies and Circa Joan & David footwear product lines (resulting from poor product performance at the retail level).

Domestic retail revenues decreased $10.1 million.  Revenue decreases were primarily the result of a 0.9% decrease in comparable store sales ($1.2 million) resulting from poor product performance, primarily in the ready-to-wear stores, and a net $8.9 million reduction in revenues primarily related to operating fewer stores in the current period.  We began the current quarter with 607 retail locations and had a net decrease of 3 locations to end the quarter with 604 locations, compared with 690 locations at the end of the prior period.  Our comparable apparel store sales decreased 7.3% ($2.4 million) and our comparable footwear store sales decreased 1.4% ($1.1 million), which were partially offset by a 16.2% increase in our comparable e-commerce business sales ($2.3 million).  Comparable stores are locations (including e-commerce sites) that have been open for a full year and are not scheduled to close, be expanded or downsized by more than 25% or relocated to a different street or mall in the current period.

International wholesale revenues decreased $5.3 million, primarily due to a $2.6 million decrease in our Stuart Weitzman European business (primarily in Western Europe and the United Kingdom due to economic conditions), a $2.5 million decrease in our Kurt Geiger business (due primarily to poor product performance at retail, order cancellations due to late product deliveries and economic conditions), a $1.8 million decrease in our Nine West international business (attributable to the timing of product shipments) and a $1.4 million reduction in our Jones New York Mexican revenues (resulting from poor performance at the retail level).  These decreases were partially offset by a $1.8 million increase in revenues from the acquired Brian Atwood business, a $1.1 million increase in our Canadian business and $0.1 million of initial shipments of jewelry products in our Spanish business.

International retail revenues increased $4.4 million, primarily due to a 1.8% increase in Kurt Geiger comparable store sales ($1.2 million), increases in our Kurt Geiger e-commerce business and an increase in revenues in our Canadian retail locations (resulting from higher average realized selling prices).  We began the current quarter with 322 international locations and had a net increase of 16 locations (primarily Kurt Geiger and Spanish locations) to end the quarter with 338 locations, compared with 309 locations at the end of the prior period.

Licensing and other revenues decreased $2.2 million, primarily due to overall decreased sales volume of our licensees and the renegotiation of our Anne Klein licenses due to the discontinuance of the Anne Klein New York label.

Gross Profit.  The gross profit margins were 35.2% and 35.7% for the third fiscal quarters of 2012 and 2011, respectively.

Domestic wholesale sportswear gross profit margins were 33.5% and 35.1% for the third fiscal quarters of 2012 and 2011, respectively.  The decrease was due to the mix of products sold and higher levels of markdown assistance and discounts given to our customers.

Domestic wholesale jeanswear gross profit margins were 23.5% and 21.4% for the third fiscal quarters of 2012 and 2011, respectively.  The increase was primarily due to the mix of products sold and higher recoveries on sales to off-price retailers as well as higher customer incentives in the prior period.

Domestic wholesale footwear and accessories gross profit margins were 30.3% and 29.4% for the third fiscal quarters of 2012 and 2011, respectively.  The increase was primarily due to lower production costs due to favorable movements in exchange rates for product lines manufactured in Europe, lower levels of markdown assistance in our footwear product lines and a decrease in sales to off-price retailers, which were partially offset by higher levels of markdown assistance (due to timing) in our jewelry product lines.

Domestic retail gross profit margins were 49.5% for the third fiscal quarters of both 2012 and 2011.

International wholesale gross profit margins were 29.0% and 30.1% for the third fiscal quarters of 2012 and 2011, respectively.  The decrease was primarily due to the mix of products sold.

International retail gross profit margins were 58.3% and 60.1% for the third fiscal quarters of 2012 and 2011, respectively.  The decrease was primarily due to higher promotional activity in our Kurt Geiger business.

Selling, General and Administrative Expenses.  SG&A expenses were $301.9 million and $311.5 million in the third fiscal quarters of 2012 and 2011, respectively.

Domestic wholesale sportswear SG&A expenses decreased $0.4 million, primarily related to a $1.9 million decrease in compensation costs resulting from a reduced headcount, a $0.9 million decrease in administrative expenses, a $0.7 million decrease in distribution costs resulting from a decreased number of units shipped, a decrease of $0.4 million in severance costs and $0.5 million of other net cost decreases.  These decreases were partially offset by a $0.3 million increase in the acquisition consideration payable related to the acquisition of Moda Nicola International, LLC ("Moda") compared to a $1.8 million reduction in the prior period, a $1.2 million increase in advertising and marketing expenses due to the timing of advertising programs and a $0.7 million decrease in reimbursements for services provided to other supporting business units.

Domestic wholesale jeanswear SG&A expenses increased $1.1 million, primarily due to a $1.9 million increase in advertising expenses (primarily related to our l.e.i. product line) and $0.1 million of other net increases, partially offset by a $0.9 million decrease in lease liabilities relating to one of our unused warehouses, resulting from a subtenant who decided not to terminate its sublease.

Domestic wholesale footwear and accessories SG&A expenses increased $8.6 million, primarily due to an $8.1 million increase in lease liabilities on a building we do not occupy, a $2.1 million increase in advertising and marketing costs, a $0.9 million decrease in reimbursements for services provided to other supporting business units and $0.8 million of other net cost increases.  These increases were partially offset by a $3.3 million decrease in compensation expenses resulting from a reduced headcount.

Domestic retail SG&A expenses decreased $5.7 million, primarily due to a $3.3 million reduction in occupancy and depreciation expenses and a $2.7 million reduction in salaries and benefits (primarily due to operating fewer stores in the current period), $2.2 million in store-related impairment losses recorded in the prior period, a $1.0 million decrease in severance expense and a $0.5 million reduction in credit and debit card fees (resulting from lower sales and a reduction in rates charged by our banks). These decreases were partially offset by a $1.3 million increase related to our Stuart Weitzman domestic stores (primarily related to opening of new locations), $1.3 million in operating costs related to the opening of the new Kurt Geiger and Brian Atwood retail locations, a $0.9 million lease liability adjustment in the prior period and $0.5 million of other net increases.

International wholesale SG&A expenses decreased $0.4 million, primarily due to a $1.6 million reduction in expenses in our Kurt Geiger business due to lower levels of intangible asset amortization in the current period, a net $0.6 million change in foreign currency gains and losses and $0.8 million in other net decreases.  These decreases were partially offset by $2.6 million in operating costs added as a result of the acquisition of Brian Atwood (including $0.9 million in amortization of acquired intangible assets).

International retail SG&A expenses decreased $0.7 million, primarily due a $1.3 million decrease in costs from our Spanish retail business (primarily due to changes in foreign currency gains and losses), partially offset by a $0.3 million increase in employee compensation expenses in our Canadian business and a $0.3 million increase in operating costs for our Stuart Weitzman European business.

SG&A expenses for the licensing, other and eliminations segment decreased $12.1 million, primarily due to an $8.6 million change in foreign currency gains and losses between the U.S. Dollar and the British Pound and Canadian Dollars, a $3.1 million gain on sale of a trademark and $1.0 million in other net decreases.  These decreases were partially offset by a $0.6 million increase in compensation expense, resulting from an increased headcount and higher amortization of stock-based compensation.

Operating Income.  The resulting operating income for the third fiscal quarter of 2012 was $62.7 million, compared with $60.4 million for the third fiscal quarter of 2011, due to the factors described above.

Net Interest Expense.  Net interest expense increased $37.0 million, resulting from a $37.1 million increase in interest relating to the Stuart Weitzman Holdings, LLC ("SWH") acquisition consideration liability (primarily resulting from changes in the estimated payments to be made under the acquisition agreement due to the performance of the business during the period), partially offset by $0.1 million of other net decreases.

    Income Taxes.  The effective income tax rate was 28.9% and 31.6% for the third fiscal quarters of 2012 and 2011, respectively.  The decrease is primarily due to the effects of adjustments to deferred tax balances resulting from the effects of lower tax rates in the United Kingdom enacted in the current period coupled with lower pre-tax income in the current year.

    Net Income and Earnings Per Share.  Net income was $17.8 million in the third fiscal quarter of 2012, compared with net income of $41.2 million in the third fiscal quarter of 2011.  Diluted earnings per share for the third fiscal quarter of 2012 was $0.22, compared with diluted earnings per share of $0.49 for the third fiscal quarter of 2011, with 6.2% fewer diluted shares outstanding.

Fiscal Nine Months Ended September 29, 2012 Compared with Fiscal Nine Months Ended October 1, 2011

Revenues.  Total revenues for the first fiscal nine months of 2012 were $2.83 billion, compared with $2.89 billion for the first fiscal nine months of 2011, a decrease of 2.3%.  Revenues by segment were as follows:

(In millions)	First Fiscal Nine Months of 2012	First Fiscal Nine Months of 2011	Increase (Decrease )	Percent Change
Domestic wholesale sportswear	$617.1	$715.6	$(98.5)	(13.8%)
Domestic wholesale jeanswear	538.1	611.7	(73.6)	(12.0)
Domestic wholesale footwear and accessories	711.2	673.3	37.9	5.6
Domestic retail	418.7	451.8	(33.1)	(7.3)
International wholesale	243.1	255.3	(12.2)	(4.8)
International retail	264.9	148.9	116.0	77.9
Licensing and other	33.1	35.1	(2.0)	(5.7)
Total revenues	$2,826.2	$2,891.7	$(65.5)	(2.3%)

Domestic wholesale sportswear revenues decreased $98.5 million, primarily due to decreased revenues in our Jones New York- and Anne Klein-related sportswear and dress product lines (resulting from reduced shipments to lower-performing retail doors and the discontinuation of the j Jones New York and Anne Klein New York brands), our Joneswear product lines (resulting from a change in retail strategy at Penney's), our Evan-Picone product lines (resulting from reduced shipments of suits and moderate sportswear to lower-performing retail doors), and our Le Suit product line (resulting from poor product performance at the retail level).  These decreases were partially offset by increased revenues in our Kasper suit separates and sportswear lines and our Rachel Roy product line (resulting from positive product performance at the retail level) and initial shipments of our AK Anne Klein dress line.

Domestic wholesale jeanswear revenues decreased $73.6 million, primarily due to reduced shipments of our l.e.i. product line (resulting from a change in retail strategy at Walmart), our Gloria Vanderbilt and Erika product lines (resulting from the change in Penney's retail strategy), our Grane product line (resulting from poor product performance at the retail level) and our Bandolino product line (resulting from a change in retail strategy at Macy's Inc.).  The revenue trends of l.e.i. and Gloria Vanderbilt during the first two fiscal quarters of 2012 reversed during the third fiscal quarter of 2012, as discussed in the quarter-over-quarter comparison.  These decreases were partially offset by increased shipments of our Jessica Simpson product lines (resulting from positive product performance at the retail level and new product extensions).

Domestic wholesale footwear and accessories revenues increased $37.9 million, primarily due to increased shipments of our Nine West and AK Anne Klein handbag and jewelry product lines (resulting from positive performance at the retail level), the launch of our B Brian Atwood footwear product line, and increased shipments of our Enzo Angiolini, private label, Rachel Roy, Easy Spirit and Stuart Weitzman footwear product lines (resulting from positive performance at the retail level).  These increases were partially offset by reduced shipments of our Mootsies Tootsies and Boutique 9 footwear product lines (resulting from poor performance at the retail level) and by the conversion of our children's footwear product lines to a licensed business, where we now receive royalties.

Domestic retail revenues decreased $33.1 million.  Revenue decreases were primarily the result of a 1.7% decrease in comparable store sales ($6.6 million), resulting from lower e-commerce sales and poor product performance in our ready-to-wear stores, and a net $26.5 million reduction in revenues primarily related to operating fewer stores in the current period.  We began the current period with 672 retail locations and had a net decrease of 68 locations to end the period with 604 locations, compared with 690 locations at the end of the prior period.  Our comparable apparel store sales decreased 6.4% ($6.3 million) and our comparable e-commerce business sales decreased 4.1% ($2.0 million), which were partially offset by a 0.7% increase in our comparable footwear store sales ($1.7 million).

International wholesale revenues decreased $12.2 million, primarily due to a $7.3 million decrease in our Nine West international business (attributable to the timing of product shipments due to factory delays and the effect of the sales to Kurt Geiger in the prior period, as these revenues have been recorded as intercompany sales post-acquisition), a $6.2 million decrease in our Stuart Weitzman European business (primarily in Italy, Western Europe and the United Kingdom due to economic conditions), a $3.1 million reduction in our Jones New York Mexican revenues (resulting from poor performance at the retail level) and a $2.6 million decrease in our Canadian business (primarily resulting from reduced sales of our Jones New York products).  These decreases were partially offset by a $5.0 million increase related to the acquisition of Kurt Geiger, a $1.8 million increase in revenues from the acquired Brian Atwood business and $0.2 million of initial shipments of jewelry products in our Spanish business.

International retail revenues increased $116.0 million, primarily due to $110.1 million of revenues resulting from the acquisition of Kurt Geiger, a $2.3 million increase in revenues in our Canadian business (primarily from higher realized selling prices) and a $3.6 million increase in revenues of our Jones New York products in our Spanish retail locations (which began operations in March 2011).  We began the current period with 315 locations and had a net increase of 23 locations (primarily Kurt Geiger and Spanish locations) to end the period with 338 locations, compared with 309 locations at the end of the prior period.

Licensing and other revenues decreased $2.0 million, primarily due to overall decreased sales volume of our licensees and the renegotiation of our Anne Klein licenses due to the discontinuance of the Anne Klein New York label.

Gross Profit.  The gross profit margins were 36.6% and 35.5% for the first fiscal nine months of 2012 and 2011, respectively.

Domestic wholesale sportswear gross profit margins were 34.4% and 34.7% for the first fiscal nine months of 2012 and 2011, respectively.  The decrease was due to the mix of products sold and higher levels of markdown assistance and discounts given to our customers.

Domestic wholesale jeanswear gross profit margins were 24.6% and 23.6% for the first fiscal nine months of 2012 and 2011, respectively.  The increase was primarily due to the mix of products sold and higher recoveries on sales to off-price retailers as well as higher customer incentives in the prior period.

Domestic wholesale footwear and accessories gross profit margins were 30.3% for the first fiscal nine months of both 2012 and 2011.  Lower production costs due to favorable movements in exchange rates for product lines manufactured in Europe were offset by higher levels of markdown assistance (due to timing) in our jewelry product lines.

Domestic retail gross profit margins were 51.8% and 50.8% for the first fiscal nine months of 2012 and 2011, respectively.  The increase was primarily due to the mix of products sold, lower levels of promotional activity and lower freight costs.

International wholesale gross profit margins were 31.1% and 30.6% for the first fiscal nine months of 2012 and 2011, respectively.  The increase was primarily due to the mix of products sold resulting from the acquisition of Kurt Geiger and Brian Atwood.

International retail gross profit margins were 55.9% and 57.4% for the first fiscal nine months of 2012 and 2011, respectively.  The decrease was primarily due to the mix of products sold as a result of the acquisition of Kurt Geiger.

Selling, General and Administrative Expenses.  SG&A expenses were $909.6 million and $859.2 million in the first fiscal nine months of 2012 and 2011, respectively.

Domestic wholesale sportswear SG&A expenses decreased $0.2 million, primarily due to a $4.6 million reduction in advertising and marketing expenses, a $4.2 million decrease in compensation expense resulting from a reduced headcount, a $1.4 million decrease in samples expense, a $0.9 million decrease in administrative expenses, a $0.7 million decrease in distribution costs resulting from a decreased number of units shipped and a decrease of $0.6 million of depreciation expense due to leasehold improvements becoming fully depreciated.  These decreases were partially offset by a $5.1 million increase in severance expense, a $3.8 million decrease in the acquisition consideration payable related to the acquisition of Moda compared with a $8.2 million decrease in the prior period, a $2.0 million increase in reimbursements for services provided to other supporting business units, a $0.6 million gain on the British Pound in the prior period and $0.1 million in other increases.

Domestic wholesale jeanswear SG&A expenses decreased $2.0 million, primarily due to a $4.7 million decrease in distribution expense resulting from a decrease in the number of units sold and a $2.2 million reduction in compensation expense resulting from a reduced headcount.  These decreases were partially offset by a $2.8 million increase in advertising and marketing expenses, a $2.0 million increase in samples expense and $0.1 million of other net increases.

Domestic wholesale footwear and accessories SG&A expenses increased $9.4 million, primarily due to a $6.0 million increase in lease liabilities on a building we do not occupy, a $5.6 million increase in marketing and advertising expenses, a $1.1 million increase in showroom and rent expenses for the Stuart Weitzman business, a $1.1 million decrease in reimbursements for services provided to other supporting business units and $0.2 million of other net cost increases.  These increases were partially offset by a $3.4 million decrease in compensation expenses resulting from a reduced headcount and a $1.2 million decrease in depreciation expense resulting from assets becoming fully depreciated.

Domestic retail SG&A expenses decreased $5.9 million, primarily due to an $8.5 million reduction in occupancy and depreciation expenses and a $6.7 million reduction in salaries and benefits (primarily due to operating fewer stores in the current period), a $4.3 million decrease in store-related impairment losses compared with the prior period, a $1.5 million reduction in credit and debit card fees (resulting from lower sales and a reduction in rates charged by our banks) and a $0.8 million reduction in advertising expenses.  These decreases were partially offset by a $5.5 million increase in operating costs related to our Stuart Weitzman domestic stores (primarily related to opening of new locations), $3.8 million increase in costs for services provided by other supporting business units, a $1.9 million write-off of settled merchandise credits in the prior period, $1.6 million in operating costs related to the opening of the new Kurt Geiger and Brian Atwood retail locations, a $1.5 million lease liability adjustment in the prior period, a $0.8 million increase in loss on disposal of property, plant, and equipment, a $0.7 million increase in severance expense and $0.1 million of other net increases.

International wholesale SG&A expenses decreased $1.1 million, primarily due to a $2.7 million decrease in costs for services provided by other supporting business units, a $1.9 million decrease in employee severance expense, and $1.5 million of other net decreases.  These decreases were partially offset by $2.6 million in operating costs added as a result of the acquisition of Brian Atwood (including $0.9 million in amortization of acquired intangible assets) and a $2.4 million change in foreign currency gains and losses.

International retail SG&A expenses increased $64.3 million, primarily due to a $61.7 million increase resulting from the acquisition of Kurt Geiger, a net $1.9 million increase in expenses in our Canadian business (resulting from higher costs for services provided by other supporting business units and higher employee compensation expenses) and $0.7 million of other net increases.

SG&A expenses for the licensing, other and eliminations segment decreased $14.1 million, primarily due to an $11.4 million change in foreign currency gains and losses between the U.S. Dollar and the British Pound and Canadian Dollar, a $4.3 million net reduction in acquisition expenses, a $3.1 million gain on sale of a trademark, a $0.7 million decrease in contributions and $1.1 million in other net decreases.  These decreases were partially offset by a $4.6 million increase in compensation expense, primarily related to higher amortization of stock-based compensation, and a $1.9 million reduction in advertising contribution payments from our licensees in the current period.

Operating Income.  The resulting operating income for the first fiscal nine months of 2012 was $124.6 million, compared with $166.4 million for the first fiscal nine months of 2011, due to the factors described above.

Net Interest Expense.  Net interest expense increased $30.4 million, resulting from a $28.8 million increase in interest relating to the SWH acquisition consideration liability (primarily resulting from changes in the estimated payments to be made under the acquisition agreement due to the performance of the business during the period), a $3.6 million increase resulting from the issuance of our 2019 Notes on March 7, 2011 and $0.3 million of other net increases, partially offset by a $2.2 million decrease in expenses related to our secured revolving credit agreement and a net $0.1 million decrease in interest expense from the effects of our interest rate swaps and cap.

Income Taxes.  The effective income tax rate was 31.5% and 34.3% for the first fiscal nine months of 2012 and 2011, respectively.  The decrease is primarily due to the effects of adjustments to deferred tax balances resulting from the effects of lower tax rates in the United Kingdom enacted in the current period coupled with lower pre-tax income in the current year.

Net Income and Earnings Per Share.  Net income was $25.2 million in the first fiscal nine months of 2012, compared with net income of $72.4 million in the first fiscal nine months of 2011.  Diluted earnings per share for the first fiscal nine months of 2012 was $0.31, compared with diluted earnings per share of $0.85 for the first fiscal nine months of 2011, with 7.5% fewer diluted shares outstanding.

Liquidity and Capital Resources

Our principal capital requirements have been for working capital needs, capital expenditures, dividend payments, acquisition funding and repurchases of our common stock on the open market.  We have historically relied on operating cash flow, trade credit, bank borrowings and the issuance of notes to finance our operations.  We currently fund our operations primarily through cash generated by operating activities, and rely on our revolving credit facility for the issuance of trade letters of credit for the purchases of inventory and for cash borrowings as needed.  As of September 29, 2012, total cash and cash equivalents were $234.1 million, a decrease of $4.7 million from the $238.8 million reported as of December 31, 2011.

Cash flows from operating activities provided $13.1 million and $6.4 million in the first fiscal nine months of 2012 and 2011, respectively.  The change from the prior period was primarily due to changes in net income, working capital and long-term liabilities.  Accounts payable increased in the current period compared with a decrease in the prior period, primarily due to the timing of payments for inventory.  We also paid $24.4 million of accrued Kurt Geiger interest subsequent to the acquisition in the prior period and received $12.2 million from lessors in the current period to be used toward leasehold improvements to certain leased showrooms and offices.

Cash flows from investing activities used $60.1 million and $218.2 million in the first fiscal nine months of 2012 and 2011, respectively, primarily for the purchases of property and equipment in both periods and the acquisition of Kurt Geiger in 2011.

Cash flows from financing activities provided $40.8 million in the first fiscal nine months of 2012, primarily as the result of an additional issuance of 6.875% Senior Notes due 2019 (the "2019 Notes"), partially offset by repurchases of our common stock, the payment of dividends and payments related to acquisition consideration liabilities.

Cash flows from financing activities provided $72.2 million in the first fiscal nine months of 2011, primarily as the result of the issuance of $300.0 million of our 2019 Notes.  Uses of cash during this period were primarily for repayment of acquired Kurt Geiger debt, debt issuance and financing costs, the repurchase of our common stock, the payment of dividends and payments related to the acquisition consideration liabilities.

In March 2011, we issued the 2019 Notes.  Net proceeds were $293.4 million, of which $45.0 million was used to repay amounts then outstanding under our secured revolving credit agreement.  In September 2012, we issued an additional $100.0 million of the 2019 Notes.  Net proceeds (including a premium of $1.3 million) were $100.9 million, which will be used for general corporate purposes.  These additional notes are being treated as a single series with, and have the same terms as, the previously issued 2019 Notes and are fungible with the previously-issued 2019 Notes.

We repurchased approximately 3.3 million shares of our common stock for $34.0 million on the open market during the first fiscal nine months of 2012 and 7.2 million shares of our common stock for $78.0 million on the open market during the first fiscal nine months of 2011.  As of September 29, 2012, $181.4 million of Board authorized repurchases was still available.  We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition.

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

        Availability under the Credit Facility is determined with reference to a borrowing base consisting of a percentage of eligible inventory, accounts receivable, credit card receivables and licensee receivables, minus reserves determined by the joint collateral agents.  At September 29, 2012, we had no cash borrowings and $18.6 million of letters of credit outstanding, and our remaining availability was $534.1 million.  If availability under the Credit Facility falls below a stated level, we will be required to comply with a minimum fixed charge coverage ratio.  The Credit Facility also contains affirmative and negative covenants that, among other things, will limit or restrict our ability to (1) incur indebtedness, (2) create liens, (3) merge, consolidate, liquidate or dissolve, (4) make investments (including acquisitions), loans or advances, (5) sell assets, (6) enter into sale and leaseback transactions, (7) enter into swap agreements, (8) make certain restricted payments (including dividends and other payments in respect of capital stock), (9) enter into transactions with affiliates, (10) enter into restrictive agreements, and (11) amend material documents.  The Credit Facility is secured by a first priority lien on substantially all of our personal property.

SWH has a $1.5 million unsecured borrowing facility with a lending institution that expires on October 1, 2013 and is renewable on an annual basis, under which no cash borrowings and $0.8 million in letters of credit were outstanding at September 29, 2012.  Cash borrowings under this facility bear interest based on either the prevailing prime rate or the prevailing LIBOR rate plus 300 basis points.  SWH also has a €0.3 million variable-rate unsecured borrowing facility with a European lending institution that expires in March 2013 and is renewable on an annual basis, under which no amounts were outstanding at September 29, 2012.

On October 24, 2012, we announced that our Board of Directors had declared a quarterly cash dividend of $0.05 per share to all common stockholders of record as of November 9, 2012 for payment on November 23, 2012.

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

New Accounting Standards

In July 2012, the FASB issued ASU 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment."  ASU 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill by allowing an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test.  An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is "more likely than not" that the asset is impaired.  The amendments in this Update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted.  The adoption of ASU 2012-02 will not have a material impact on our results of operations or our financial position.

In October 2012, the FASB issued ASU 2012-04, "Technical Corrections and Improvements."  ASU 2012-04 contains amendments to clarify the ASC, correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  Additionally, the amendments are intended to make the ASC easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications.  The amendments that do not have transition guidance were effective upon issuance.  The amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012.  The adoption of ASU 2012-04 will not have a material impact on our results of operations or our financial position.

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

At September 29, 2012, the fair value of our fixed rate debt was $888.9 million.  On that date, the potential decrease in fair value of our fixed rate long-term debt instruments resulting from a hypothetical 10% adverse change in interest rates was approximately $80.8 million.

Our primary interest rate exposures on variable rate credit facilities are with respect to United States and Canadian short-term rates.  Cash borrowings under these facilities bear interest at rates that vary with changes in prevailing market rates.  At September 29, 2012, we had $651.9 million in variable rate credit facilities, under which no cash borrowings and $19.4 million of letters of credit were outstanding.

At September 29, 2012, we had an outstanding an interest rate cap that was used in conjunction with the interest rate swaps on the 2014 Notes to limit our floating rate exposure.  The cap limits our three-month LIBOR rate exposure to 5.0%.  The cap has a termination date of November 15, 2014.  At September 29, 2012, the cap had fair value of less than $0.1 million.

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

At September 29, 2012, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total notional value of US$4.1 million at a weighted-average exchange rate of 1.006 maturing through November 2012 and to exchange £9.0 million for U.S. Dollars at a weighted-average exchange rate of 1.619 maturing through December 2013.  The fair value of these contracts at September 29, 2012 was a net unrealized loss of less than $0.1 million.  We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements, because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged.  We are exposed to credit-related losses if the counterparty to a financial instrument fails to perform its obligation.  However, we do not expect the counterparty, which presently has a high credit rating, to fail to meet its obligations.

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

We have made changes to our internal controls and procedures over financial reporting to address the implementation of SAP, an enterprise resource planning ("ERP") system.  SAP will integrate our operational and financial systems and expand the functionality of our financial reporting processes.  We began the process of implementing SAP throughout The Jones Group Inc. and our consolidated subsidiaries during the fourth quarter of 2006.  During the third fiscal quarter of 2012, no additional businesses were converted to this system.  We have adequately controlled the transition to the new processes and controls, with no negative impact to our internal control environment.  We expect to continue the implementation of this system to all locations over a multi-year period.  As the phased implementation occurs, we will experience changes in internal control over financial reporting.  We expect this ERP system to further advance our control environment by automating manual processes, improving management visibility and standardizing processes as its full capabilities are utilized.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We have been named as a defendant in various actions and proceedings arising from our ordinary business activities.  Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in our opinion, any such liability will not have a material adverse financial effect on us.

Item 2.  Issuer Purchase of Equity Securities

The following table sets forth the repurchases of our common stock for the fiscal quarter ended September 29, 2012.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 to July 28, 2012	-	-	-	$186,456,711
July 29, 2012 to August 25, 2012	-	-	-	$186,456,711
August 26, 2012 to September 29, 2012	380,000	$13.25	380,000	$181,420,752
Total	380,000	$13.25	380,000	$181,420,752
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

Date: October 26, 2012
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