Form 10-K
period 2012-12-31
JONES GROUP INC
filed 2013-02-22
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from ______to ______

Commission file number 1-10746

THE JONES GROUP INC. (Exact name of registrant as specified in its charter)
Pennsylvania (State or other jurisdiction of incorporation or organization)	06-0935166 (I.R.S. Employer Identification No.)
1411 Broadway New York, New York (Address of principal executive offices)	10018 (Zip Code)
(212) 642-3860 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, $0.01 par value	Name of each exchange on which registered New York Stock Exchange
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
Large accelerated filer  [X]Accelerated filer  [  ]Non-accelerated filer  [  ]Smaller reporting company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     [  ] Yes  [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the registrant's common stock as reported on the New York Stock Exchange composite tape on July 2, 2012, was approximately $726,799,067.

As of February 21, 2013, 81,042,199 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:

Document	Part
Those portions of the registrant's proxy statement for the registrant's 2013 Annual Meeting of Stockholders (the "Proxy Statement") that are specifically identified herein as incorporated by reference into this Form 10-K.
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

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

This Report includes, and incorporates by reference, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements regarding our expected financial position, business and financing plans are forward-looking statements.  The words "believes," "expects," "plans," "intends," "anticipates" and similar expressions identify forward-looking statements.  Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including:

•	those associated with the effect of national, regional and international economic conditions;
•	lowered levels of consumer spending resulting from a general economic downturn or lower levels of consumer confidence;
•	the tightening of the credit markets and our ability to obtain capital on satisfactory terms;
•	given the uncertain economic environment, the possible unwillingness of committed lenders to meet their obligations to lend to borrowers, in general;
•	the performance of our products within the prevailing retail environment;
•	customer acceptance of both new designs and newly-introduced product lines;
•	our reliance on a few department store groups for large portions of our business;
•	our ability to identify acquisition candidates and, in a competitive environment for such acquisitions, acquire such businesses on reasonable financial and other terms;
•	the integration of the organizations and operations of any acquired business into our existing organization and operations;
•	consolidation of our retail customers;
•	financial difficulties encountered by our customers;
•	the effects of vigorous competition in the markets in which we operate;
•	our ability to attract and retain qualified executives and other key personnel;
•	our reliance on independent foreign manufacturers, including political instability in countries where contractors and suppliers are located;
•	changes in the costs of raw materials, labor, advertising and transportation, including the impact such changes may have on the pricing of our products and the resulting impact on consumer acceptance of our products at higher price points;
•	our ability to successfully implement new operational and financial information systems;
•	our ability to secure and protect trademarks and other intellectual property rights;
•	the effects of extreme or unseasonable weather conditions; and
•	our ability to implement our strategic initiatives to enhance profitability.

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

PART I

ITEM 1.  BUSINESS

General

We are a leading global designer, marketer and wholesaler of over 35 brands with product expertise in apparel, footwear, jeanswear, jewelry and handbags.  We have a reputation for innovation, excellence in product quality and value, operational execution and talent.  We also market directly to consumers through branded specialty retail and outlet stores, through concessions at upscale department stores and through our e-commerce sites.

Our internationally recognized brands and licensing agreements (L) include: Nine West, Jones New York, Anne Klein, Kurt Geiger, Rachel Roy (L), Robert Rodriguez, Robbi & Nikki, Stuart Weitzman, Brian Atwood (L), Boutique 9, Easy Spirit, Carvela, Gloria Vanderbilt, l.e.i., Bandolino, Enzo Angiolini, Nine & Co., GLO, Joan & David, Miss KG, Kasper, Energie, Evan-Picone, Le Suit, Mootsies Tootsies, Grane, Erika, Napier, Jessica Simpson (L), Givenchy (L), Judith Jack, Albert Nipon, Pappagallo and Rafe (L).

Operating Segments

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

The following table summarizes selected aspects of the products sold under both our brands and licensed brands.

Group	Category	Products	Brand	Product Classification
Jones New York	Better	Skirts, blouses, pants, jackets, sweaters, suits, dresses, casual tops, outerwear, shorts, jeanswear	Jones New York Jones New York Signature Jones New York Sport Jones New York Dress Jones Studio J Jones New York	Career Lifestyle Lifestyle Dresses Dresses, Suits Lifestyle
Nine West	Better	Skirts, blouses, pants, jackets, suits, dresses	Nine West Dress Nine West Suits Nine & Co.	Dresses Suits Dresses, Suits
Anne Klein	Better	Skirts, blouses, pants, jackets, sweaters, vests, dresses, casual tops	Anne Klein AK Sport Anne Klein Dress Anne Klein Suit	Lifestyle, Dresses Lifestyle Dresses Suits
Rachel Roy	Contemporary	Skirts, blouses, pants, jackets, sweaters, dresses, outerwear, accessories	Rachel Roy New York	Contemporary
Rachel Roy	Better	Skirts, blouses, pants, jackets, sweaters, dresses	Rachel Rachel Roy	Lifestyle
Robert Rodriguez	Contemporary	Skirts, shorts, pants, casual tops, blouses, jackets, sweaters, dresses	Robert Rodriguez	Lifestyle
Robert Rodriguez	Better	Skirts, shorts, casual tops, blouses, jackets, sweaters, dresses	Robbi & Nikki	Lifestyle
Other	Bridge	Suits	Albert Nipon	Suits
Other	Better	Skirts, blouses, pants, jackets, sweaters, suits, dresses	Kasper Evan-Picone Le Suit	Suits, Dresses, Sportswear Suits, Dresses, Sportswear Suits

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

The following table summarizes selected aspects of the products sold under our brands.

Group	Products	Brand	Product Classification
Gloria Vanderbilt	Skirts, blouses, shorts, jackets, sweaters, jeanswear, capris, casual tops	Gloria Vanderbilt	Casual Sportswear
Jessica Simpson	Jeanswear, pants, capris, shorts, skirts, t-shirts, casual tops, blouses, sweaters, dresses, denim jackets, casual jackets	Jessica Simpson	Lifestyle
Nine West	Skirts, blouses, pants, jackets, sweaters, casual tops, dresses, jeanswear	Nine West Denim Nine West Vintage America Collection	Lifestyle Lifestyle
l.e.i.	Skirts, shorts, jeanswear, capris, casual tops, sweaters, dresses	l.e.i.	Casual Sportswear
Energie	Skirts, shorts, jackets, sweaters, jeanswear, casual tops, dresses	Energie	Casual Sportswear
Other	Skirts, blouses, pants, jackets, sweaters, jeanswear, dresses, casual tops and bottoms	Bandolino Blu GLO Grane Erika	Casual Sportswear Casual Sportswear Casual Sportswear Casual Sportswear

In addition to the products sold under these brands, we provide design and manufacturing resources to certain retailers to develop moderately-priced product lines to be sold under private labels.

Domestic Wholesale Footwear and Accessories

Our wholesale footwear and accessories operations include the sale of both brand name and private label footwear, handbags, small leather goods and costume, semi-precious, sterling silver, and marcasite jewelry.  The following table summarizes selected aspects of the products sold under both our brands and licensed brands.

Footwear
Category	Brand	Product Classification
Designer	Stuart Weitzman Brian Atwood B Brian Atwood	Accessible Contemporary and Modern Luxury Accessible Contemporary and Modern Luxury Contemporary
Contemporary	Rachel Roy	Contemporary
Bridge	Joan & David	Sophisticated Classics
Better	Nine West Nine West Vintage America Collection Enzo Angiolini Anne Klein Circa Joan & David Boutique 9 Rachel Rachel Roy	Contemporary Contemporary Contemporary Modern Classics Traditional Classics Contemporary Contemporary
Upper Moderate	Bandolino Easy Spirit	Modern Classics Comfort/Fit, Active, Sport/Casuals
Moderate	Nine & Co. Mootsies Tootsies Gloria Vanderbilt Cloud 9 Westies	Contemporary Modern Classics Contemporary Contemporary Contemporary

Accessories
Category	Brand	Product Classification
Designer	Stuart Weitzman Rafe/Rafe New York	Handbags Handbags
Bridge	Judith Jack	Marcasite and Sterling Silver Jewelry
Better	Anne Klein Nine West Jones New York Givenchy Rachel Rachel Roy	Handbags and Costume Jewelry Handbags, Small Leather Goods and Costume Jewelry Costume Jewelry Costume and Fashion Jewelry Handbags and Costume Jewelry
Moderate	Nine & Co. Napier	Handbags and Small Leather Goods Costume Jewelry

International Wholesale

Our international wholesale operations include the sale of brand-name footwear, handbags, small leather goods, jewelry and apparel to distributors and retailers outside the United States.  Our products are distributed in over 70 countries and are available at both retail locations and e-commerce web sites operated by our international licensees.  The following table summarizes selected aspects of the products sold under our brands.

Apparel
Group	Category	Products	Brand	Product Classification
Jones New York	Better	Skirts, blouses, pants, jackets, sweaters, jeanswear, suits, dresses, casual tops, outerwear, shorts	Jones New York Jones New York Signature Jones New York Sport Jones New York Dress Jones New York Suit Jones Wear Jones & Co. J Jones New York	Career Lifestyle Lifestyle/Casual Dresses Suits Dresses Career Lifestyle
Nine West	Better	Skirts, blouses, pants, jackets, sweaters, suits, dresses, outerwear, shorts, casual tops, jeanswear	Nine West Dress Nine West Suits Nine West Separates	Dresses Suits Casual
Anne Klein	Bridge	Skirts, blouses, pants, jackets, sweaters, dresses	Anne Klein New York	Lifestyle
Anne Klein	Better	Skirts, blouses, pants, jackets, sweaters, vests, dresses, casual tops	AK Anne Klein Anne Klein Dress Anne Klein Suit	Lifestyle Dresses Suits
Rachel Roy	Better	Skirts, blouses, pants, jackets, sweaters, dresses	Rachel Rachel Roy	Lifestyle
Other	Better	Skirts, blouses, pants, jackets, sweaters, suits, dresses	Kasper Evan-Picone Le Suit Nipon Boutique	Suits Dresses Suits Suits

Footwear
Category	Brand	Product Classification
Designer	Stuart Weitzman Brian Atwood Kurt Geiger	Accessible Contemporary and Modern Luxury Accessible Contemporary and Modern Luxury Modern Luxury
Bridge	Joan & David Carvela KG	Sophisticated Classics Contemporary Contemporary
Better	Nine West Nine West Vintage America Collection Enzo Angiolini Anne Klein Circa Joan & David Boutique 9 Miss KG Rachel Rachel Roy	Contemporary Contemporary Contemporary Modern Classics Traditional Classics Contemporary Contemporary Contemporary
Upper Moderate	Easy Spirit Bandolino	Comfort/Fit, Active, Sport/Casuals Modern Classics
Moderate	Nine & Co. Mootsies Tootsies	Contemporary Modern Classics

Accessories
Category	Brand	Product Classification
Designer	Stuart Weitzman Rafe/Rafe New York	Handbags Handbags
Bridge	KG	Handbags and Purses, Knitwear, Jewelry, Belts and Travel Accessories
Better	AK Anne Klein Nine West	Handbags Handbags and Small Leather Goods
Moderate	Nine & Co.	Handbags

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

We began 2012 with 672 retail locations and had a net decrease of 78 locations during the year to end the year with 594 locations, which includes 185 specialty retail stores and 409 outlet stores.  We continue to review our retail operations for underperforming locations.  As a result of this review, we have decided to close retail locations that no longer provide strategic benefits.  During 2012, we closed 106 locations and anticipate closing additional locations in 2013.

Specialty Retail Stores.  At December 31, 2012, we operated a total of 185 specialty retail stores.  These stores sell either footwear and accessories or apparel (or a combination of these products) primarily under their respective brand names.  Our Nine West, Easy Spirit and Kurt Geiger retail stores offer selections of certain exclusive styles not marketed to our wholesale customers.  Specialty retail stores may also sell products licensed by us, including belts, legwear, outerwear, watches and sunglasses.

The following table summarizes selected aspects of our specialty retail stores at December 31, 2012.

Store Type	Number of locations	Brands offered	Type of locations	Average store size (sq. ft.)
Nine West	103	Primarily Nine West	Upscale and regional malls and urban retail centers	1,610
Easy Spirit	38	Primarily Easy Spirit	Upscale and regional malls and urban retail centers	1,414
Anne Klein	1	Primarily Anne Klein	Urban retail locations	3,000
Stuart Weitzman	39	Stuart Weitzman	Upscale and regional malls and urban retail centers	1,711
Kurt Geiger	2	Primarily Kurt Geiger, Carvela and KG	Upscale and regional malls and urban retail locations	1,869
Brian Atwood	1	Brian Atwood	Urban retail locations	2,562
ShoeWoo	1	Various	Urban retail locations	2,407

Outlet Stores.  At December 31, 2012, we operated a total of 409 outlet stores.  Our shoe stores focus on breadth of product line, as well as value pricing, and offer a distribution channel for our residual inventories.  The majority of the shoe stores' merchandise consists of new production of current and proven prior season's styles, with the remainder of the merchandise consisting of discontinued styles from our specialty retail footwear stores and wholesale divisions.  The apparel stores focus on breadth of product line and value pricing.  In addition to our brand name merchandise, these stores also sell merchandise produced by our licensees.

The following table summarizes selected aspects of our outlet stores at December 31, 2012.

Store type	Number of locations	Brands offered	Type of locations	Average store size (sq. ft.)
Nine West	149	Primarily Nine West	Manufacturer outlet centers	2,852
Jones New York	112	Primarily Jones New York	Manufacturer outlet centers	3,834
Easy Spirit	82	Primarily Easy Spirit	Manufacturer outlet centers	3,393
Kasper	64	Primarily Kasper and Le Suit	Manufacturer outlet centers	2,631
Stuart Weitzman	2	Stuart Weitzman	Manufacturer outlet centers	1,900

Internet.  At December 31, 2012, we operated e-commerce web sites at www.jny.com, www.ninewest.com, www.easyspirit.com, www.stuartweitzman.com, www.anneklein.com, www.rachelroy.com, www.brianatwood.com and www.us.kurtgeiger.com.  Through these web sites, we market either footwear and accessories, apparel or a combination of these products, primarily under their respective brand names.  The selection of products is substantially consistent with the product offerings in our applicable corresponding retail store concepts.  Our e-commerce systems allow us to fulfill customer orders from inventory at our retail store locations if the items are not available at our distribution center.  Certain of our products are also sold directly to consumers through the e-commerce web sites of select wholesale customers.

International Retail

We market apparel, footwear and accessories directly to consumers through our specialty retail stores operating in malls and urban retail centers, through our various value-based ("outlet") stores located in major retail locations, through concessions located in department stores and a number of airports and through e-commerce websites accessible to international consumers.  We regularly evaluate both the opportunities for new locations and the results of underperforming locations for possible modifications or closures.

We began 2012 with 315 retail locations and opened a net 26 additional locations during the year to end the year with 341 locations.

Retail Stores.  At December 31, 2012, we operated a total of 62 specialty retail stores and 45 outlet stores.  These stores sell either footwear and accessories or apparel (or a combination of these products) primarily under their respective brand names.

The following table summarizes selected aspects of our retail stores at December 31, 2012.

Store Type	Number of locations	Brands offered	Countries of Operation	Average store size (sq. ft.)
Kurt Geiger	49	Primarily Kurt Geiger, KG and Carvela	United Kingdom, Ireland	1,800
Stuart Weitzman	7	Stuart Weitzman	France, Italy, Monaco, Spain	1,230
Kurt Geiger Outlet	8	Primarily Carvela, KG and Miss KG	United Kingdom	1,657
Nine West	4	Primarily Nine West	United Kingdom	1,303
Specialty Apparel	2	Various	Canada	6,788
Outlet Apparel	37	Various	Canada	3,838

Concessions.  At December 31, 2012, we operated a total of 234 concession locations, which are typically located within department stores in Europe.  The concession locations focus on breadth of product line.  In addition to our brand name merchandise, certain stores also sell merchandise produced by other manufacturers.

The following table summarizes selected aspects of our concession locations at December 31, 2012.

Concession type	Number of locations	Products offered	Countries of Operation	Average size (sq. ft.)
Kurt Geiger	164	Multi-branded footwear and accessories	United Kingdom, Ireland, Italy, Germany	1,819
Jones New York	69	Apparel and costume jewelry	Spain	804
Stuart Weitzman	1	Footwear and accessories	France	290

Other.  We also have Nine West, Enzo Angiolini, AK Anne Klein, Easy Spirit, Stuart Weitzman and Kurt Geiger retail locations operated by licensees throughout the world.  For more information, see "Licensing of Company Brands."

Internet.  At December 31, 2012, we operated e-commerce web sites accessible to international customers at www.kurtgeiger.com, www.ninewest.co.uk and the value-based "outlet" site www.shoeaholics.com, in addition to third-party websites and websites operated by various concessions and licensees.  In addition, international consumers can purchase our products through our www.stuartweitzman.com web site, which redirects consumers to the appropriate site for their country.  Through these web sites, we market either footwear and accessories, apparel or a combination of these products, primarily under their respective brand names.  The selection of products is substantially consistent with the product offerings in our applicable corresponding retail store concepts.  Our e-commerce systems allow us to fulfill customer orders from inventory at our retail store locations if the items are not available at our distribution center.

Licensed Brands

We have an exclusive license to produce, market and distribute costume jewelry in the United States, Canada, Mexico and Japan under the Givenchy trademark pursuant to an agreement with Givenchy which expires on December 31, 2013.  The agreement requires us to pay a percentage of net sales against guaranteed minimum royalty and advertising payments as set forth in the agreement.

We have an exclusive, worldwide license with Rachel Roy IP Company, LLC, a limited liability company in which we own a 50% interest, to design, develop, produce and distribute women's apparel, footwear, handbags, small leather goods and costume jewelry under the Rachel Roy and RR & Design trademarks and variations and derivatives thereof including Rachel Rachel Roy.  The agreement, which remains in force as long as we remain in business and continue to utilize the rights granted to us thereunder, requires us to pay a percentage of net sales as royalty payments as set forth in the agreement.

We have exclusive, worldwide licenses with Brian Atwood IP Company, LLC, a limited liability company in which we own an 80% interest, to design, develop, produce and distribute women's footwear, handbags, small leather goods and jewelry under the Brian Atwood and B Brian Atwood trademarks and variations and derivatives thereof.  The agreements remain in force through December 31, 2016 and December 31, 2017, respectively, with automatic five-year renewal periods thereafter under certain conditions.  The agreements require us to pay a percentage of net sales against guaranteed minimum royalties, and to incur a creative fee with respect to B Brian Atwood designs and certain minimum marketing and advertising expenditures as set forth in the agreements.

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

We also have a distribution and retail license agreement with VCJS to distribute products bearing the trademarks Vince Camuto, Vince Camuto Signature and Jessica Simpson in various European territories.  The agreement, which ends on December 31, 2018 (unless terminated earlier or renewed), requires us to pay a percentage of net sales against guaranteed minimum royalty and pooled marketing fee payments as set forth in the agreement.  The agreement contains renewal options under certain conditions through December 31, 2024.

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

In accordance with standard industry practices for licensed products, we have the right to approve the concepts and designs of all products produced and distributed by our licensees.  VCJS and Lipsy have the right to approve the concepts and designs of all products produced and distributed for the Jessica Simpson and Lipsy product lines, respectively.  Similarly, Givenchy and Rafe also provide design services to us for our licensed products and have the right to approve our designs for the Givenchy and Rafe product lines, respectively.

Purchasing, Manufacturing and Quality Control

Apparel

Apparel sold by us is produced in accordance with our design, specification and production schedules through an extensive network of independent factories located throughout the world, primarily in Asia, with additional production located in the Middle East and Africa.  Nearly all our apparel products were manufactured outside North America during 2012.  Our apparel products are manufactured according to plans prepared each year which reflect prior years' experience, current fashion trends, economic conditions and management estimates of a line's performance.

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

Our foreign manufacturers' operations are primarily monitored by our personnel located in Hong Kong, mainland China and the Middle East, buying agents located in other countries and independent contractors and inspection services.  Finished goods are generally shipped to our warehouses or third-party warehouses for final inspection and distribution.

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

Footwear and Accessories

To provide a steady source of inventory, we rely on long-standing relationships with manufacturers in Asia and Europe.  We work primarily through our newly-established China sourcing office for footwear, independent buying agents for both footwear and jewelry and through our own offices for handbags and small leather goods.  We do not have formal purchase agreements with any of our manufacturers.  Allocation of production among our manufacturing resources is determined based upon a number of factors, including manufacturing capabilities, delivery requirements and pricing.

During 2012, nearly all our footwear products (excluding Stuart Weitzman, Kurt Geiger and Brian Atwood) were manufactured by independent footwear manufacturers located in Asia (primarily China).  Stuart Weitzman products and Kurt Geiger and Brian Atwood footwear products are primarily manufactured in both independent and related factories in Europe, primarily in Spain and Italy.  The majority of other Kurt Geiger footwear products (Carvela, KG and Miss KG), purchased from third-party manufacturers, are primarily manufactured in Asia or South America (primarily Brazil).  Our handbags and small leather goods are sourced through our own buying office in China, which utilizes independent third party manufacturers also located primarily in China, and through independent factories in Europe.  Our products have historically been purchased in pre-set United States Dollar prices, although Stuart Weitzman and Brian Atwood products are primarily purchased in Euros, and Kurt Geiger products are purchased in a combination of Pounds and U.S. Dollars, in addition to Euros.  To date, we generally have not been materially adversely affected by fluctuations in exchange rates.  However, volatility in the exchange rates between the United States Dollar and these currencies could cause our manufacturing costs to fluctuate significantly.

For footwear and jewelry, quality control reviews are done on-site in the factories by our China sourcing office and our third-party buying agents, primarily to ensure that material and component qualities and fit of the product are in accordance with our specifications.  For handbags and small leather goods, quality control reviews are done on-site in the factories by our own locally-based inspection technicians.  Our quality control program includes approval of prototypes, as well as approval of final production samples to ensure they meet our high standards.  In addition, our footwear and accessories products are tested for compliance with applicable consumer product safety laws and regulations, including California Proposition 65.

We believe that our relationships with our Chinese, European and South American manufacturers provide us with a responsive and adequate source of supply of our products.  We also believe that purchasing a significant percentage of our products through independent third-party manufacturers allows us to maximize production flexibility while limiting our capital expenditures, work-in-process inventory and costs of managing a larger production work force.  Because of the footwear manufacturing techniques used by our manufacturers, individual production lines can be quickly changed from one style to another.

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

Forecasts for basic jewelry products are produced on a rolling 12-week basis and are adjusted based on point of sale information from retailers.  Manufacturing of fashion jewelry products is based on marketing forecasts and sales plans; actual orders are received after such forecasts are produced.

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

Marketing

Our ten largest customer groups, principally department stores, accounted for approximately 48% of gross revenues in 2012.  Macy's, Inc. ("Macy's"), our largest customer in 2012, accounted for 18% of our 2012 gross revenues.

We believe that several significant trends are occurring in the apparel, footwear and accessories industry.  We believe a trend exists among our major customers to expand the differentiation of their offerings and to achieve strategic advantages over competitors by devoting more resources to the development of exclusive products—whether products that the retailer designs (private labels) or exclusive brands produced for the retailer by national brand manufacturers.  Retailers are placing more emphasis on developing their brand images and building strong images for their private label merchandise.  Exclusive brands, as the term implies, are only available from a specific retailer, and thus customers loyal to these brands can only find them in the stores of that retailer.  We have responded to this trend by leveraging our design, production and marketing capabilities to develop and provide private label products for certain customers and products under certain of our brands to select customers, such as providing l.e.i. products exclusively to Wal-Mart Stores Inc. ("Walmart"), Rachel Rachel Roy products exclusively to Macy's in the U.S. and GLO products exclusively to Kmart Corporation

("Kmart").  While the private label lines compete directly with our product lines and may receive more prominent positioning on the retail floor by department stores, creating more competition, we believe that national brands are often preferred by the consumer.

Furthermore, we believe a trend exists among our major customers to concentrate purchasing among a narrowing group of vendors.  In the future, retailers may have financial problems or continue to consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could increase the concentration of our customers.  We attempt to minimize our credit risk from our concentration of customers by closely monitoring accounts receivable balances and credit limits and the ongoing financial performance and credit status of our customers.

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

We introduce new collections of footwear several times per year and showcase our footwear collections at industry-wide shoe shows held in New York City and Las Vegas.  We introduce new handbag and small leather goods collections at market shows held in New York City.  Jewelry products are marketed in New York City showrooms through individual customer appointments and at industry-wide market shows each year.  Retailers visit our showrooms at these times to view various product lines and merchandise.

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

We work closely with our wholesale jewelry customers to assist them in choosing among our diverse product lines and implementing sales programs at the store level.  A team of sales representatives and sales managers monitors product performance against plan and is responsible for inventory management, using point-of-sale information to respond to shifts in consumer preferences.  Management uses this information to adjust product mix and inventory requirements.  In addition, field merchandising associates recommend how to display our products, assist with merchandising displays and educate store personnel about us and our products.  Retailers are also provided with customized displays and store-level merchandising designed to maximize sales and inventory turnover.  By providing retailers with in-store product management, we establish close relationships with retailers, allowing us to maximize product sales and increase floor space allocated to our product lines.  We have also placed retail sales specialists in major department stores to support the sale of our jewelry products.

Advertising and Promotion

We employ a cooperative advertising program for our branded products, in which we share the cost of certain wholesale customers' advertising and promotional expenses in newspapers, magazines, digital and other media up to either a preset maximum percentage of the customer's purchases or an agreed-upon rate of contribution.  An important part of the marketing program includes prominent displays of our products in wholesale customers' fashion catalogs as well as in-store shop displays.

We have multi-dimensional advertising campaigns (comprised of print, outdoor, digital, social, video and event-based strategies) for Jones New York, Nine West, l.e.i., Anne Klein, Rachel Roy, Rachel Rachel Roy, B Brian Atwood, Stuart Weitzman and Kurt Geiger.  The advertising campaigns and marketing programs for our brands in 2012 involved the launch of several new brand campaigns in multiple channels, the expansion of innovative uses of digital and social media to engage customers and attract new fans through original video content, the use of influencer programs featuring fashion bloggers, programs focused on philanthropic initiatives involving our brands, and the debuts of new product collections, design collaborations, websites and retail store concepts.
Backlog

We had unfilled customer orders of approximately $1.0 billion at both December 31, 2012 and December 31, 2011.  These amounts include both confirmed and unconfirmed orders which we believe, based on industry practice and past experience, will be largely confirmed.  The amount of unfilled orders at a particular time is affected by a number of factors, including the mix of product, the timing of the receipt and processing of customer orders and scheduling of the manufacture and shipping of the product, which in some instances is dependent on the desires of the customer.  Backlog is also affected by a continuing trend among customers to reduce the lead time on their orders.  Due to these factors, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Licensing of Company Brands

We have entered into various license agreements under which independent licensees either manufacture, market and sell certain products under our trademarks in accordance with designs furnished or approved by us or distribute our products in certain countries where we do not do business.  These licenses, the terms of which (not including renewals) expire at various dates through 2018, typically provide for the payment to us of a percentage of the licensee's net sales of the licensed products against guaranteed minimum royalty payments, which typically increase over the term of the agreement.

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
     Dominican Republic, Ecuador, El Salvador, Finland, France, French Guiana, Guatemala,
     Honduras, Indonesia, Ireland, Israel, Jamaica, Korea, Kuwait, Lebanon, Mexico, Netherlands
     Antilles, New Zealand, Nicaragua, Norway, Panama, Paraguay, Peru, Philippines, Qatar,
     Russia, Saudi Arabia, South Africa, Suriname, Sweden, Thailand, Trinidad, Turkey, United
     Arab Emirates, Uruguay, Venezuela)
Women's Costume Jewelry (Canada)
Women's Swimwear (U.S., Canada)
Women's Legwear (U.S.)
Women's Outerwear, Leather Outerwear, Rainwear (U.S., Canada, Mexico, Spain)
Women's Wool Coats (U.S.,  Canada, Mexico, Spain)
Women's Scarves, Wraps  (U.S., Canada, Bermuda, Mexico, Spain)
Women's Sleepwear, Loungewear, Daywear, Foundations (U.S., Bermuda, Canada, El Salvador,
     Guatemala, Jamaica, Lebanon, Mexico, Panama, Philippines, Saudi Arabia, Sri Lanka, Spain,
     Venezuela)
Women's Sunglasses (U.S., Canada)
Women's Umbrellas, Rain Accessories (U.S.)
Retail rights for Women's Apparel (Saudi Arabia)

Albert Nipon	Men's Tailored Clothing (U.S.)
Evan-Picone	Men's Tailored Clothing (U.S.)
Gloria Vanderbilt	Handbags (U.S.)
GLO Jeans	Junior Footwear (U.S.)
Joan & David	Manufacturing and Retail Distribution Rights for Apparel, Footwear, Handbags (China, Hong Kong, Japan, Korea, Macau, Malaysia, Philippines, Singapore, Taiwan, Thailand)
Easy Spirit	Slippers (U.S., Canada)
l.e.i.	Juniors' and Girls' Intimate Apparel (U.S., Canada) Juniors' and Girls' Footwear (U.S., Canada) Juniors' and Girls' Optical Eyewear (U.S., Canada, Mexico)
Stuart Weitzman	Children's Footwear (U.S., Canada, Mexico, France, Germany, Switzerland, Hong Kong, Indonesia) Stuart Weitzman footwear and accessories (Canada)
Nine West
Belts (U.S., Canada, Bermuda, Mexico, Spain)
Legwear (U.S)
Gloves, Cold Weather Accessories (U.S., Canada)
Scarves (U.S., Bermuda)
Hats (U.S., Canada)
Leather, Wool, Casual Outerwear, Rainwear (U.S., Canada, Spain)
Optical Eyewear, Sunglasses and Prescription Half-Eye Readers (Worldwide rights, exercised in
     U.S., Canada, Mexico, Australia, India, Indonesia, Philippines, South Africa, Namibia,
     Botswana, Swaziland, Angola, Zimbabwe, Zambia, United Kingdom)
Sunglasses, Non-Prescription Readers (U.S., Canada, Spain)
Fragrance (Worldwide rights, exercised in U.S., Argentina, Chile, Uruguay, Australia,
     Azerbaijan, Bahrain, Belarus, Canada, China, Egypt, Georgia, Greece/Cyprus, Hong Kong,
     India, Indonesia, Israel, Jordan, Korea, Kuwait, Lebanon, Malaysia, Mexico, Oman, Panama,

Brand	Category

     Columbia, Central America, Paraguay, Peru, Philippines, Poland, Qatar, Russia, Saudi
     Arabia, Singapore, South Africa, Spain, Portugal, Taiwan, Thailand, Turkey, Duty Free -
     Caribbean, Ukraine, Venezuela, Vietnam)
Watches (Worldwide rights, exercised in U.S., Canada, Central America, Greece/Cyprus,
     Mexico, Philippines, Spain, Turkey, United Kingdom)
Children's Footwear (U.S.)
Luggage (U.S.)
Manufacturing and Wholesale and Retail Distribution Rights for Apparel, non-exclusive retail rights for Belts, Cold Weather Accessories, Hats, Luggage, Sunglasses, Coats, Legwear, Scarves, as well as Sleepwear, Swimwear, Fragrances and Cosmetics if such items are made available in the Territory, Footwear, Handbags, Jewelry and non-exclusive retail rights for Watches (China, Hong Kong,  Indonesia, Japan, Macau, Malaysia, Singapore, Taiwan, Thailand)

Nine & Co.	Sunglasses (U.S.)
Anne Klein
Belts (U.S., Canada, Mexico, Bermuda)
Home Sewing Patterns (Worldwide Rights)
Hosiery, Casual Legwear (U.S., Canada)
Outerwear, Wool Coats, Leather Outerwear, Rainwear (U.S., Canada)
Scarves, Cold Weather Accessories, Gloves (U.S., Canada, Bermuda)
Sleepwear, Loungewear (U.S., Canada)
Luggage (U.S., Canada, Bermuda, Mexico, United Kingdom)
Sunglasses, Optical Eyewear, Readers (Worldwide rights, exercised in U.S., Canada, Japan,
     Korea, China, Australia, New Zealand)
Watches (Worldwide rights, exercised in U.S., Aruba, Australia, , Bahamas, Bahrain, Barbados,
     Belgium, Canada, Cayman Islands, Chile,  Colombia, Costa Rica, Curacao, Czech Republic,
     Denmark, Dominican Republic, Dubai, Ecuador, El Salvador, Egypt, Estonia, France,  Greece/
     Cyprus, Guatemala, Guam, Hawaii, Honduras, Hong Kong, India, Ireland, Israel, Jamaica,
     Japan, Jordan, Korea, Kuwait, Lebanon, Luxembourg, Malaysia, Mexico, New Zealand,
     Nicaragua, Panama, Paraguay, Peru, Philippines, Poland, Qatar, Romania, Russia, Saudi
     Arabia, Singapore, , South Korea, Spain, St. Thomas, St. Lucia, St. Maarten, Suriname,
     Switzerland, Taiwan, Trinidad, Turkey, U.A.E., U.K., Venezuela, Vietnam, Duty Free
    Worldwide)
Manufacturing and Wholesale and Retail Distribution Rights for Apparel (Japan)
Sublicensed Wholesale and Retail Distribution Rights for Jewelry (Japan)
Manufacturing and Wholesale and Retail Distribution Rights for Apparel, Handbags and
     Accessories, non-exclusive retail rights for Footwear (Korea)
Manufacturing and Wholesale Distribution rights for Scarves, Handkerchiefs, Cold Weather
     Accessories and Umbrellas (Korea)
Retail and Wholesale Distribution Rights for Apparel (Central America, South America,
     Caribbean, Dominican Republic)
Retail Rights for Belts, Eyewear, Coats, Sleepwear, Socks, Scarves, Swimwear, Fragrances and
     Cosmetics if any such items are made available in the Territory, non-exclusive rights for
     Footwear, Handbags, Jewelry and Watches (Central America, South America, Caribbean,
     Dominican Republic)
Retail Rights for Apparel, Belts, Sunglasses, Coats, Socks, Scarves, Swimwear, as well as
     Sleepwear, Fragrances if such items are made available in the Territory, non-exclusive rights for Footwear, Handbags, Jewelry and Watches (Saudi Arabia)
Retail and Wholesale Distribution Rights for Apparel, non-exclusive rights for Belts, Sunglasses,
     Coats, Socks, Scarves, Swimwear, as well as Sleepwear, Fragrances if such items are made available in the Territory, Footwear, Handbags, Jewelry and Watches (China, Hong Kong,
     Indonesia, Macau, Malaysia, Singapore, Taiwan, Thailand)
Retail Distribution Rights for Apparel, Belts, Scarves, Sleepwear and Socks, non-exclusive rights for Footwear, Handbags, Small Leather Goods, Eyewear, Jewelry and Watches
     (Philippines)

Anne Klein Coat	Outerwear, Wool Coats, Leather Outerwear, Rainwear (U.S., Canada)
Rachel Roy and Rachel Rachel Roy	Women's Outerwear (U.S.)

Brand	Category
International footwear and accessories retail/ wholesale distribution
Nine West and Enzo Angiolini retail locations (Bahrain, Jordan, Kuwait, Oman, Pakistan, Qatar, the United Arab Emirates) and AK Anne Klein retail locations and wholesale distribution rights for AK Anne Klein footwear and accessories (Bahrain, Kuwait, Oman, Qatar, the
     United Arab Emirates)
Nine West and AK Anne Klein retail locations (Egypt, Lebanon,  Saudi Arabia)
Nine West retail locations and wholesale distribution rights for Nine West, AK Anne Klein, Enzo
     Angiolini, Bandolino and Easy Spirit footwear and accessories and Circa Joan & David and
     Mootsies Tootsies footwear (Belize, Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua,
     Panama)
Nine West retail locations and wholesale distribution rights for Nine West, Anne Klein, Enzo
     Angiolini, Bandolino and Easy Spirit footwear and accessories and AK Anne Klein, Circa Joan &
     David and Mootsies Tootsies footwear (Colombia, the Dominican Republic, Ecuador, French
     Guiana, Guyana, Suriname, Venezuela, the Caribbean Islands)
Nine West and AK Anne Klein retail locations and wholesale distribution rights for Nine West and
     AK Anne Klein footwear and accessories (Bulgaria, Cyprus, Greece, Malta)
Nine West retail locations and wholesale distribution rights for Nine West footwear and accessories (Chile, Peru, Uruguay), wholesale distribution rights for Enzo Angiolini footwear and accessories (Chile) and wholesale distribution rights for Studio 9 footwear and accessories (Peru)
Nine West, Enzo Angiolini, NW Nine West and Easy Spirit retail locations and wholesale distribution rights for Nine West, Enzo Angiolini, NW Nine West and Easy Spirit footwear and accessories (Cambodia, Hong Kong, Indonesia, Japan, Korea, Macau, Malaysia, the People's
     Republic of China, the Philippines, Singapore, Taiwan, Thailand, Vietnam)
Nine West retail locations and wholesale distribution rights for Nine West footwear and accessories (South Africa)
Nine West, Enzo Angiolini and Westies retail locations, wholesale distribution rights for Nine West footwear and accessories and Nine West Vintage America, Nine & Co, Enzo Angiolini, Westies,
     AK Anne Klein, Studio 9 and Boutique 9 footwear, and manufacturing rights for Westies footwear (Mexico)
Nine West retail locations (Turkey, Romania, Kazakhstan, Azerbaijan, Ukraine), AK Anne Klein
     and Enzo Angiolini retail locations (Turkey) and wholesale distribution rights for Nine West,
     Enzo Angiolini, Circa Joan & David, Boutique 9 and AK Anne Klein footwear (Turkey)
Nine West, AK Anne Klein and Easy Spirit retail locations and wholesale distribution rights for
     Nine West, AK Anne Klein and Easy Spirit footwear and accessories (Israel)
Nine West retail locations, wholesale distribution rights for Nine West, Enzo Angiolini, Easy Spirit,
     Bandolino, Nine & Co. and Westies footwear and accessories and AK Anne Klein, Circa Joan &
     David, Joan & David, B Brian Atwood and Mootsies Tootsies footwear (Canada)
Nine West retail locations and wholesale distribution rights for Nine West, AK Anne Klein and
     Enzo Angiolini footwear and accessories (Andorra, Portugal, Spain)
Nine West retail locations (Poland, Russia)
Nine West retail locations (France)
Nine West and Enzo Angiolini retail locations and wholesale distribution rights for Nine West and
     Enzo Angiolini footwear and accessories (Australia, New Zealand)
Nine West retail locations and wholesale distribution rights for Nine West footwear and accessories (Bosnia-Herzegovina, Croatia, Czech Republic, Hungary, Macedonia,
     Montenegro, Serbia, Slovakia, Slovenia)
Nine West retail locations (India)
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
Stuart Weitzman retail locations and wholesale distribution rights for Stuart Weitzman footwear and accessories (Indonesia)
Stuart Weitzman retail locations and wholesale distribution rights for Stuart Weitzman footwear and accessories (Tel Aviv, Israel)

Brand	Category

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
Stuart Weitzman retail locations and wholesale distribution rights for Stuart Weitzman footwear and accessories (India)
Stuart Weitzman retail locations and wholesale distribution rights for Stuart Weitzman footwear and accessories (UAE, Kuwait and Bahrain)
Stuart Weitzman retail locations and wholesale distribution rights for Stuart Weitzman footwear and accessories (Beijing, Nanjing and Zhengzhou, China)
Stuart Weitzman retail locations and wholesale distribution rights for Stuart Weitzman footwear and accessories (Hong Kong and China)
Stuart Weitzman retail locations and wholesale distribution rights for Stuart Weitzman footwear and accessories (Singapore)
Stuart Weitzman retail location and wholesale distribution rights for Stuart Weitzman footwear and accessories (Vietnam)
Stuart Weitzman retail locations and wholesale distribution rights for Stuart Weitzman footwear and accessories (Taiwan and Macau)
Stuart Weitzman retail location and wholesale distribution rights for Stuart Weitzman footwear and accessories (Philippines)
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

Investment in GRI

We own a 25% equity interest in GRI, an international accessories and apparel brand management and retail-distribution network.  GRI, which (including its franchisees) operated 1,176 points of sale in 12 Asian countries and France as of December 31, 2012, is the exclusive licensee of several of our brands in Asia, including Nine West, Anne Klein, AK Anne Klein, Easy Spirit, Enzo Angiolini and Joan & David.  GRI also distributes other women's apparel, shoes and accessory brands.

Trademarks

We utilize a variety of trademarks which we own, including Nine West, Jones New York, Jones New York Signature, Jones New York Sport, Jones New York Jeans, Jones Wear, Evan-Picone, Erika, Energie, Easy Spirit, Enzo Angiolini, Bandolino, Nine & Co., Westies, Pappagallo, Joan & David, Mootsies Tootsies, Napier, Judith Jack, Gloria Vanderbilt, GLO, l.e.i., Anne Klein, Anne Klein New York, AK Anne Klein, Kasper, Le Suit, Grane, Boutique 9, Stuart Weitzman, Kurt Geiger, KG, Miss KG, Carvela, Robert Rodriguez and Robbi & Nikki.  We have registered or applied for registration for these and other trademarks for use on a variety of items of apparel, footwear, accessories and/or related products and, in some cases, for retail store services, in the United States and certain other countries.  The expiration dates of the United States trademark registrations for our material registered trademarks are as follows, with our other registered foreign and domestic trademarks expiring at various dates through 2030.  Certain brands such as Jones New York are sold under several related trademarks; in these instances, the range of expiration dates is provided.  All marks are subject to renewal in the ordinary course of business if no third party successfully challenges such registrations and, in the case of domestic and certain foreign registrations, applicable use and related filing requirements for the goods and services covered by such registrations have been met.

Trademark	Expiration Dates	Trademark	Expiration Dates	Trademark	Expiration Dates
Jones New York	2013-2022	Nine & Co.	2013-2022	Kasper	2021
Jones New York Sport	2013	Napier	2019	Le Suit	2018
Evan-Picone	2013-2018	Judith Jack	2022	Joan & David	2015
Nine West	2013-2022	Energie	2015-2019	Mootsies Tootsies	2013-2020
Easy Spirit	2013-2020	Gloria Vanderbilt	2014-2022	Stuart Weitzman	2013-2022
Enzo Angiolini	2015	l.e.i.	2016-2020	Robert Rodriguez	2018
Bandolino	2014-2021	Anne Klein	2015-2022

We carefully monitor trademark expiration dates to provide uninterrupted registration of our material trademarks.  We also license the Givenchy, Rachel Roy, Rachel Rachel Roy, Jessica Simpson, Brian Atwood, B Brian Atwood, Rafe, Rafe New York and Lipsy trademarks (see "Licensed Brands" above).

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

Employees

At December 31, 2012, we had approximately 6,250 full-time employees, consisting of approximately 4,860 in the U.S. and approximately 1,390 in foreign countries.  This total includes approximately 1,910 in quality control, production, design and distribution positions, approximately 1,990 in administrative, sales, clerical and office positions and approximately 2,350 in our retail stores.  We also employ approximately 5,540 part-time employees, of which approximately 5,430 work in our retail stores.

Approximately 60 of our employees located in Vaughan, Ontario are members of the Teamsters Local Union 847, which has a collective bargaining agreement with us expiring on March 31, 2015.  Approximately 30 of our employees located in New York, New York are members of Workers United Locals 89-22-1 and 10, which have a collective bargaining agreement that expires on May 31, 2013.  We consider our relations with our employees to be satisfactory.

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

Our ten largest customer groups, principally department stores, accounted for approximately 48% of revenues in 2012.  Macy's, Inc. accounted for approximately 18% of our 2012 gross revenues.

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

Apparel, footwear and accessories companies face competition on many fronts, including the following:

•	establishing and maintaining favorable brand recognition;
•	developing products that appeal to consumers;
•	pricing products appropriately; and
•	obtaining access to retail outlets and sufficient floor space.

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

The extent of our foreign sourcing and contract manufacturing may adversely affect our business.

Nearly all of our products are manufactured outside of North America.  The following may adversely affect foreign operations:

•	political instability in countries where contractors and suppliers are located;
•	imposition of regulations and quotas relating to imports;
•	imposition of duties, taxes and other charges on imports;
•	significant fluctuation of the value of the U.S. Dollar, Euro and Pound against other foreign currencies;
•	labor shortages in countries where contractors and suppliers are located; and
•	restrictions on the transfer of funds to or from foreign countries.

As a result of our foreign sourcing, our domestic business is subject to the following risks:

•	a reduction in available manufacturing capacity, resulting from the closing of foreign factories that have experienced substantial declines in orders;
•	uncertainties of sourcing associated with an environment in which general quota has been eliminated on apparel products pursuant to the World Trade Organization Agreement;
•	reduced manufacturing flexibility because of geographic distance between us and our foreign manufacturers, increasing the risk that we may have to mark down unsold inventory as a result of misjudging the market for a foreign-made product;
•	increases in manufacturing costs in the event of a decline in the value of the U.S. Dollar or Euro against major world currencies, particularly the Chinese Yuan, and higher labor and commodity costs being experienced by our foreign manufacturers in China; and
•	violations by foreign contractors of labor and wage standards and resulting adverse publicity.

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

During 2012, $46.2 million of our revenues were derived from licensing royalties.  Although we generally have significant control over our licensees' products and advertising, we rely on our licensees for, among other things, operational and financial controls over their businesses.  Failure of our licensees to successfully market licensed products or our inability to replace existing licensees, if necessary, could adversely affect our revenues, both directly from reduced royalties received and indirectly from reduced sales of our other products.  Risks are also associated with a licensee's ability to:

•	obtain capital;
•	manage its labor relations;
•	maintain relationships with its suppliers;
•	manage its credit risk effectively; and
•	maintain relationships with its customers.

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

Our business strategy is based on offering our products in a variety of brands, channels and price points.  This strategy is designed to provide stability should market trends shift.  As part of this strategy we license the names and brands of recognized designers and celebrities, including Givenchy, Rachel Roy, Jessica Simpson, Brian Atwood, Rafe and Lipsy.  In entering into these license agreements, we target our products towards certain market segments based on consumer demographics, design, suggested pricing and channel of distribution in order to minimize competition with our own brands and maximize profitability.  If any of our licensors determines to introduce similar products under similar brand names or otherwise change the parameters of design, pricing, distribution or target market, we could experience a significant downturn in that brand's business, adversely affecting our sales and profitability.  In addition, as products may be personally associated with these designers and celebrities, our sales of those products could be materially and adversely affected if any of those individual's images, reputations or popularity were to be negatively impacted.

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

Extreme or unseasonable weather conditions could adversely affect our business.

Extreme weather events and changes in weather patterns can influence customer trends and shopping habits.  Extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season may diminish demand for our seasonal merchandise.  Heavy snowfall, hurricanes or other severe weather events in the areas in which our retail stores and the retail stores of our wholesale customers are located may decrease customer traffic in those stores and reduce our sales and profitability.  If severe weather events were to force closure of or disrupt operations at the distribution centers we use for our merchandise, we could incur higher costs and experience longer lead times to distribute our products to our retail stores, wholesale customers or e-commerce customers.  If prolonged, such extreme or unseasonable weather conditions could adversely affect our business, financial condition and results of operations.

Our business and performance will be affected by our ability to implement our strategic initiatives to enhance profitability.

One of our key business objectives is enhancing profitability.  To support that goal, we have identified the following long-term strategic plans: revitalizing our core brands; investing in emerging brands; expanding our international footprint; improving direct-to-consumer performance; and achieving excellence in our operations.  Our ability to execute these strategies successfully and achieve our projected results is subject to various risks and uncertainties affecting our business generally, which are described elsewhere under this "Risk Factors" section, and the inherent challenges in managing and carrying out the change necessary to implement long-term strategic plans.  The risks and uncertainties in successfully implementing these strategies include, but are not limited to, those listed below.  Accordingly, there can be no assurance that our long-term strategic plans will be successful or will result in enhanced profitability.

•
Revitalizing our core brands involves retaining the heritage of and evolving those brands to increase demand for our products.  In part, we are pursuing this goal by transitioning from product category management to brand management to achieve harmonized design across product categories and build stronger emotional brand connections with our customers.  Implementing this strategy also depends upon our ongoing ability to develop product offerings that resonate with our existing customers and attract new customers, and to effectively communicate distinctive brand identities through merchandising and innovative marketing.

•
Investing in emerging brands depends on our ability to identify appropriate brands with good prospects for growth, acquire those brands or invest in associated businesses on reasonable financial and other terms, successfully nurture the growth of such brands into expanded product categories and/or additional markets, and efficiently integrate the organization and operations of such businesses into our existing organization and operations.

•
Expanding our international footprint depends on our ability to accurately assess the demographics, consumer fashion preference and demand, and retail environment in new geographic markets, to develop successful distribution strategies, structures and alliances in appropriate markets, and to secure suitable retail locations on reasonable financial and other terms. Our success in expanding internationally also depends on general economic conditions affecting the countries into which we expand and the competition we may face from wholesalers and retailers with more operating experience in those locations.

•
Improving direct-to-consumer performance depends on our ability to create compelling retail environments in our stores and on e-commerce websites through changes in layout and merchandise assortments, to apply appropriate pricing strategies and to manage inventory levels.  If any increased capital investments in our stores, websites, distribution facilities and information technology systems necessary to execute this strategy do not result in increased sales or improved gross margins, our results of operations could be unfavorably affected.

•
Achieving excellence in our operations depends on our ongoing ability to improve operating flexibility and efficiency and reduce costs by, among other things, leveraging our supply chain and strategic relationships with manufacturers, third-party logistics providers and retail vendors to optimize our cost structure and enhance speed to market, developing and implementing better buying and planning processes, and maintaining and enhancing our information and other support systems and controls to improve product development cycle times and control inventory.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The general location, use and approximate size of our principal properties are set forth below:

Location	Owned/ Leased	Use	Approximate Area in Square Feet (1)(2)
Bristol, Pennsylvania	leased	Administrative and computer services	172,600
New York, New York	leased	Administrative, executive and sales offices	724,770
Vaughan, Canada	leased	Administrative offices and distribution warehouse	125,000
Lawrenceburg, Tennessee	owned	Distribution warehouses	1,223,800
South Hill, Virginia	leased	Distribution warehouses	823,040
White Plains, New York	leased	Administrative offices	132,200
West Deptford, New Jersey	leased	Distribution warehouses	988,400
London, United Kingdom	leased	Administrative offices	48,890
Alicante, Spain	leased	Administrative offices	7,500
____________
(1)	Including mezzanine where applicable.
(2)	Excludes subleased square footage.

We sublease a 234,000 square foot office building in White Plains, New York to an independent third party.  Our lease of the building runs until February 1, 2022.

We also sublease certain office space totaling 23,400 square feet in New York, New York to several independent third parties.

We lease approximately 715,250 square feet of warehouse facilities in Goose Creek, South Carolina which are currently subleased to independent third parties.

Our retail stores are leased pursuant to long-term leases, typically five to ten years for outlet stores and seven to ten years for specialty stores.  Certain leases allow us to terminate our obligations after a predetermined period (generally one to three years) in the event that a particular location does not achieve specified sales volume, and some leases have options to renew.  Many leases include clauses that provide for contingent payments based on sales volumes, and many leases contain escalation clauses for increases in operating costs and real estate taxes.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are as follows:

Name	Age	Office
Wesley R. Card	65	Chief Executive Officer
Richard Dickson	44	President and Chief Executive Officer - Branded Businesses
Ira M. Dansky	67	Executive Vice President, General Counsel and Secretary
John T. McClain	51	Chief Financial Officer
Christopher R. Cade	45	Executive Vice President, Chief Accounting Officer and Controller

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Price range of common stock:
2012
	High	$12.63	$13.12	$13.98	$13.97
	Low	$8.13	$8.85	$9.48	$10.42
2011
	High	$16.02	$15.02	$13.30	$12.43
	Low	$11.88	$9.97	$9.00	$8.00
Dividends paid per share of common stock:
2012		$0.05	$0.05	$0.05	$0.05
2011		$0.05	$0.05	$0.05	$0.05

Our common stock is traded on the New York Stock Exchange under the symbol "JNY."  The above figures set forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the New York Stock Exchange Composite Tape.  The last reported sale price per share of our common stock on February 21, 2013 was $11.55, and on that date there were 469 holders of record of our common stock.  However, many shares are held in "street name;" therefore, the number of holders of record may not represent the actual number of shareholders.

Annual CEO Certification

The Annual CEO Certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual was submitted to the New York Stock Exchange on May 23, 2012.

Issuer Purchases of Equity Securities

The following table sets forth the repurchases of our common stock for the fiscal quarter ended December 31, 2012.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 30, 2012 to October 27, 2012	70,000	$11.72	70,000	$180,600,219
October 28, 2012 to November 24, 2012	440,000	$10.45	440,000	$175,539,840
November 25, 2012 to December 31, 2012	356,510	$11.57	356,510	$171,413,833
Total	866,510	$11.55	866,510	$171,413,833

These purchases were made under a program announced on September 6, 2007 for $500.0 million.  This program has no expiration date.

Comparative Performance

The SEC requires us to present a chart comparing the cumulative total stockholder return on our common stock with the cumulative total stockholder return of (i) a broad equity market index and (ii) a published industry index or peer group.  The following chart compares the performance of our common stock with that of the S&P 500 Composite Index and the S&P 500 Apparel, Accessories & Luxury Goods Index, assuming an investment of $100 on December 31, 2007 in each of our common stock, the stocks comprising the S&P 500 Composite Index and the stocks comprising the S&P 500 Apparel, Accessories & Luxury Goods Index and the reinvestment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The following financial information is qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Report.  The selected consolidated financial information presented below is derived from our audited Consolidated Financial Statements for each of the five years in the period ended December 31, 2012.

(All amounts in millions except per share data)

Year Ended December 31,	2012	2011	2010	2009	2008
Income Statement Data
Net sales	$3,750.6	$3,734.0	$3,593.5	$3,279.7	$3,562.6
Licensing income	46.2	50.2	48.3	46.8	52.1
Other revenues	1.3	1.1	0.9	0.9	1.7
Total revenues	3,798.1	3,785.3	3,642.7	3,327.4	3,616.4
Cost of goods sold	2,427.4	2,440.1	2,387.2	2,181.5	2,440.2
Gross profit	1,370.7	1,345.2	1,255.5	1,145.9	1,176.2
Selling, general and administrative expenses	1,226.9	1,173.2	1,073.0	1,008.7	1,069.2
Trademark impairments	21.5	31.5	37.6	28.7	25.2
Goodwill impairment	47.6	-	-	120.6	813.2
Operating income (loss)	74.7	140.5	144.9	(12.1)	(731.4)
Interest income	0.6	0.9	1.5	2.8	7.5
Interest expense and financing costs	145.7	74.2	60.4	55.6	49.1
Loss and costs associated with repurchase of 4.250% Senior Notes	-	-	-	1.5	-
Gain on sale of interest in Australian joint venture	-	-	-	-	0.8
Equity in earnings (loss) of unconsolidated affiliates	2.5	3.9	(0.9)	(3.7)	(0.7)
(Loss) income from continuing operations before (benefit) provision for income taxes	(67.9)	71.1	85.1	(70.1)	(772.9)
(Benefit) provision for income taxes	(12.9)	19.6	30.7	16.2	(6.6)
(Loss) income from continuing operations	(55.0)	51.5	54.4	(86.3)	(766.3)
Income from discontinued operations, net of tax (1)	-	-	-	-	0.9
Net (loss) income	(55.0)	51.5	54.4	(86.3)	(765.4)
Less: income attributable to noncontrolling interest	1.1	0.8	0.6	0.3	-
(Loss) income attributable to Jones	$(56.1)	$50.7	$53.8	$(86.6)	$(765.4)
Per Share Data
Basic (loss) earnings per share
(Loss) income from continuing operations attributable to Jones	$(0.72)	$0.62	$0.63	$(1.02)	$(9.05)
Income from discontinued operations attributable to Jones	-	-	-	-	0.01
Basic (loss) earnings per share attributable to Jones	$(0.72)	$0.62	$0.63	$(1.02)	$(9.04)

Diluted (loss) earnings per share
(Loss) income from continuing operations attributable to Jones	$(0.72)	$0.61	$0.62	$(1.02)	$(9.05)
Income from discontinued operations attributable to Jones	-	-	-	-	0.01
Diluted (loss) earnings per share attributable to Jones	$(0.72)	$0.61	$0.62	$(1.02)	$(9.04)

Dividends declared per share	$0.20	$0.20	$0.20	$0.20	$0.56

Weighted average common shares outstanding
Basic	74.9	79.6	82.1	81.7	82.9
Diluted	74.9	81.3	82.6	81.7	82.9

December 31,	2012	2011	2010	2009	2008
Balance Sheet Data
Working capital	$644.5	$575.5	$719.4	$741.1	$693.6
Total assets	2,595.5	2,715.3	2,332.4	2,025.0	2,427.5
Short-term debt and current portion of long-term debt and capital lease obligations	2.2	2.0	1.8	2.6	253.1
Long-term debt, including capital lease obligations	955.7	854.7	535.1	526.4	528.9
Total equity (2)	1,005.7	1,089.4	1,138.3	1,092.5	1,182.2

(1)	On September 6, 2007, we sold Barneys New York, Inc. In 2008, we reached final settlement on certain liabilities remaining from the sale, resulting in an additional after-tax gain of $0.9 million.

(2)	The decreases between 2008 and 2009 and between 2010 and 2012 are primarily the result of the impairments of goodwill and indefinite-lived trademarks.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information and analysis of our results of operations from 2010 through 2012, and our liquidity and capital resources.  The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

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

Significant highlights from the discussion and analysis of our results of operations for 2012 are as follows:

•	total revenues were $3.8 billion, an increase of $12.8 million from a year ago;
•	gross profit, as a percent of sales, increased to 36.1% from 35.5% a year ago;
•	operating income was $74.7 million, a decrease of $65.8 million from a year ago;
•	we recorded goodwill and trademark impairments of $69.1 million, compared with $31.5 million a year ago; and
•	diluted loss per share was $0.72, compared with earnings per share of $0.61 from a year ago.

During 2012, the following significant events took place:

•	on February 17, 2012, we announced the creation of The Jones Group Fashion Office to support the growth of core and emerging brands;
•	on July 2, 2012, we acquired an 80% interest in Brian Atwood-related intellectual property from BA Holding Group, Inc., BKA International, Inc. and Brian Atwood, we acquired 100% of the equity interests in Atwood Italia S.r.l., and we acquired certain assets and assumed certain liabilities of Brian Atwood, Ltd. (collectively, "Brian Atwood"); and
•	on September 25, 2012, we issued an additional $100.0 million of 6.875% Senior Notes due 2019 (the "2019 Notes").

Trends

The uncertain economic and political environments have resulted in fluctuating consumer confidence.  Fluctuating energy, gasoline and other prices are impacting consumers' discretionary income.  This may lead to reduced consumer spending, which could affect our net sales and our future profitability.  We also believe that several significant trends are occurring in the apparel, footwear and accessories industry.  We believe that commodity, labor and transportation costs may increase in the future.  We may be limited in our ability to increase our selling prices to offset these increases.  Should the consumer not accept higher retail prices for our products, our margins could be adversely affected.

We believe a trend exists among our major customers to expand the differentiation of their offerings and to achieve strategic advantages over competitors by devoting more resources to the development of exclusive products—whether products that the retailer designs under brands that it owns (private labels) or products produced exclusively for the retailer by national brand manufacturers.  Retailers are placing more emphasis on developing their brand images and building strong images for their private label merchandise.  Exclusive brands, as the term implies, are only available from a specific retailer, and thus customers loyal to these brands can only find them in the stores of that retailer.  We have responded to this trend by leveraging our design, production and marketing capabilities to develop and provide private label products for certain customers and to provide products under certain of our brands exclusively to select customers, such as providing l.e.i. products exclusively to Walmart, Rachel Rachel Roy products exclusively to Macy's in the U.S. and GLO products exclusively to Kmart.  While the private label lines compete directly with our product lines and may receive more prominent positioning on the retail floor by department stores, creating more competition, we believe that national brands are often preferred by the consumer.

Furthermore, we believe a trend exists among our major customers to concentrate purchasing among a narrowing group of vendors.  In the future, retailers may have financial problems or continue to consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could increase the concentration of our customers.  We attempt to minimize our credit risk from our concentration of customers by closely monitoring accounts receivable balances and credit lines and the ongoing financial performance and credit status of our customers.

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

The European sovereign debt crisis has negatively affected the financial markets in Europe.  These conditions have resulted in fluctuating consumer and business confidence and spending in many countries in Europe (including the United Kingdom), where we derive a significant portion of our revenue, resulting in decreased profitability in our Kurt Geiger international retail business.  As a result, we have determined the goodwill associated with that business is impaired, and we recorded a $47.6 million goodwill impairment charge and a $5.6 million impairment charge related to acquired wholesale customer relationships in 2012 (see "Critical Accounting Policies").  A continuation or worsening of the European sovereign debt crisis could have a further negative effect on our European retail operations, as well as on the businesses of our European wholesale customers, suppliers, and partners.

Retail store closings

We continue to review our retail operations for underperforming locations.  As a result of these reviews, we have decided to close domestic retail locations that no longer provide strategic benefits.  During 2010, 2011 and 2012, we closed 191, 96 and 103 locations, respectively, and anticipate closing additional locations in 2013.  We recorded $3.0 million, $1.6 million and $1.7 million of termination benefits and associated employee costs during 2010, 2011 and 2012, respectively.  In connection with our decision to close these stores, we reviewed the associated long-term assets for impairments.  As a result of these reviews, we recorded $9.0 million, $8.0 million and $0.8 million of impairment losses in 2010, 2011 and 2012, respectively, on leasehold improvements and furniture and fixtures located in the stores to be closed.  These costs are reported as selling, general and administrative ("SG&A") expenses in the domestic retail segment.

Acquisition of Brian Atwood

On July 2, 2012, we acquired Brian Atwood.  The purchase price was $5.5 million.  We pursued the acquisition of Brian Atwood to increase our international presence and further extend our reach into the designer footwear business.  Brian Atwood's wholesale footwear business is reported in our international wholesale segment.

Critical Accounting Policies

Several of our accounting policies involve significant or complex judgments and uncertainties and require us to make certain critical accounting estimates.  We consider an accounting estimate to be critical if it requires us to make assumptions that are subjective in nature or are about matters that were highly uncertain at the time the estimate was made.  The estimates with the greatest potential effect on our results of operations and financial position include the collectibility of accounts receivable, the recovery value of obsolete or overstocked inventory and the fair values of goodwill, intangible assets with indefinite lives and acquisition consideration liabilities.  Estimates related to accounts receivable and inventory affect all of our segments.  Estimates related to goodwill affect our domestic wholesale sportswear, international wholesale and international retail segments.  Estimates related to intangible assets with indefinite lives affect our domestic footwear and accessories, international wholesale, international retail, licensing, other and eliminations segment.

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

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired.  Accounting rules generally require that we test at least annually for possible goodwill impairment.  We test our goodwill and our intangible assets with indefinite lives for impairment on an annual basis (during our fourth fiscal quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value.  We test goodwill at the segment level where acquired businesses have been fully integrated into our existing structure and at one level below the segment level where acquired businesses have not been fully integrated.  As a result of the 2012 impairment analysis, we determined that the goodwill balance existing in our international retail segment related to Kurt Geiger was impaired as a result of decreases in projected revenues, profitability and cash flows for the business.  Accordingly, we recorded an impairment charge of $47.6 million.  There were no impairment charges as a result of the 2011 or 2010 impairment analyses.

We perform our annual impairment test for indefinite-lived intangible assets during the fourth fiscal quarter of the year.  As a result of the 2012, 2011 and 2010 impairment analyses, we recorded trademark impairment charges of $21.5 million, $31.5 million and $37.6 million, respectively, as a result of decreases in projected revenues and cash flows for certain brands.  All trademark impairment charges are reported as SG&A expenses in the licensing, other and eliminations segment.  We also determined that an acquired customer relationship intangible asset from the acquisition of KG Group Holdings Limited ("Kurt Geiger") was impaired due to decreases in projected wholesale revenues, and we recorded a $5.6 million impairment charge.  This impairment charge is reported as an SG&A expense in the international wholesale segment.  For more information, see "Goodwill and Other Intangible Assets" in Notes to Consolidated Financial Statements.

We test both our goodwill and our trademarks for impairment by utilizing discounted cash flow models to estimate their fair values.  These cash flow models involve several assumptions.  Changes in our assumptions could materially impact our fair value estimates.  Assumptions critical to our fair value estimates are: (i) discount rates used to derive the present value factors used in determining the fair value of the reporting units and trademarks; (ii) royalty rates used in our trademark valuations; (iii) projected average revenue growth rates used in the reporting unit and trademark models; and (iv) projected long-term growth rates used in the derivation of terminal year values.  These and other assumptions are impacted by economic and market conditions as well as expectations of management and may change in the future based on period-specific facts and circumstances.  Based on our latest annual testing, the following table shows the assumptions we used to derive our fair value estimates and the hypothetical additional impairment charge for goodwill and trademarks resulting from a one percentage point unfavorable change in the discount rate assumption and a 10% unfavorable change in each of our other fair value assumptions (dollar amounts in millions).

	Assumptions		Effect of unfavorable change
	Goodwill	Trademarks	Goodwill	Trademarks
Discount rates	12.0%	12.0%	$ 7.3	$ 3.7
Royalty rates	--	1.0% - 8.0%	$ -	$ 6.3
Weighted-average revenue growth rates	5.4%	6.2%	$ 9.0	$ 1.8
Long-term growth rates	3.0%	0% - 3.0%	$ 5.2	$ 0.7

At December 31, 2012, we had $215.3 million of goodwill, of which $46.7 million has been assigned to the domestic sportswear segment, $49.8 million has been assigned to the domestic wholesale footwear and accessories segment, $113.5 million has been assigned to the international wholesale segment and $5.3 million has been assigned to the international retail segment.  The fair value of each operating segment other than our international retail segment significantly exceeded the segment's carrying value at December 31, 2012.  We also have $704.7 million of indefinite-lived trademarks.  Should economic conditions and trends (such as reduced consumer spending or the failure to achieve projected results) deteriorate throughout 2013 and beyond, especially in the United Kingdom and the U.S., the carrying values of trademarks and goodwill could become further impaired.

At December 31, 2012, we had a total of $36.3 million accrued for the remaining contingent consideration payments relating to the acquisitions of Moda Nicola International, LLC ("Moda") and Stuart Weitzman Holdings, LLC ("SWH").  These liabilities represent the present value, discounted at our weighted-average cost of capital, of the projected payments based on: (i) for Moda, projected revenues and probability-weighted gross margins for the years 2011 through 2014, and (ii) for SWH, earnings before interest, taxes, depreciation and amortization (as defined in the acquisition agreement) for 2012.  These and other assumptions are impacted by economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances.

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

Results of Operations

Statements of Operations Stated in Dollars and as a Percentage of Total Revenues

(In millions)	2012		2011		2010
Net sales	$3,750.6	98.7%	$3,734.0	98.6%	$3,593.5	98.6%
Licensing income	46.2	1.2	50.2	1.3	48.3	1.4
Other revenues	1.3	0.0	1.1	0.0	0.9	0.0
Total revenues	3,798.1	100.0	3,785.3	100.0	3,642.7	100.0
Cost of goods sold	2,427.4	63.9	2,440.1	64.5	2,387.2	65.5
Gross profit	1,370.7	36.1	1,345.2	35.5	1,255.5	34.5
Selling, general and administrative expenses	1,226.9	32.3	1,173.2	31.0	1,073.0	29.5
Trademark impairments	21.5	0.6	31.5	0.8	37.6	1.0
Goodwill impairment	47.6	1.3	-	-	-	-
Operating income	74.7	2.0	140.5	3.7	144.9	4.0
Interest income	0.6	0.0	0.9	0.0	1.5	0.0
Interest expense and financing costs	145.7	3.8	74.2	2.0	60.4	1.7
Equity in income (loss) of unconsolidated affiliate	2.5	0.1	3.9	0.1	(0.9)	(0.0)
(Loss) income before (benefit) provision for income taxes	(67.9)	(1.8)	71.1	1.9	85.1	2.3
(Benefit) provision for income taxes	(12.9)	(0.3)	19.6	0.5	30.7	0.8
Net (loss) income	(55.0)	(1.4)	51.5	1.4	54.4	1.5
Less: income attributable to noncontrolling interest	1.1	0.0	0.8	0.0	0.6	0.0
(Loss) income attributable to Jones	$(56.1)	(1.5)%	$50.7	1.3%	$53.8	1.5%
Percentage totals may not add due to rounding.

2012 Compared with 2011

Revenues.  Total revenues for 2012 were $3.80 billion, compared with $3.79 billion for 2011, an increase of 0.3%.  Revenues by segment were as follows:

(In millions)	2012	2011	Increase (Decrease )	Percent Change
Domestic wholesale sportswear	$782.0	$892.3	$(110.3)	(12.4%)
Domestic wholesale jeanswear	746.7	773.7	(27.0)	(3.5)
Domestic wholesale footwear and accessories	919.7	848.0	71.7	8.5
Domestic retail	584.6	631.2	(46.6)	(7.4)
International wholesale	330.0	329.5	0.5	0.2
International retail	388.9	260.4	128.5	49.3
Licensing and other	46.2	50.2	(4.0)	(8.0)
Total revenues	$3,798.1	$3,785.3	$12.8	0.3%

Domestic wholesale sportswear revenues decreased $110.3 million, primarily due to decreased revenues in both our Jones New York- and Anne Klein-related sportswear and dress product lines (resulting from reduced shipments of both brands to lower-performing retail doors and the discontinuation of the j Jones New York and Anne Klein New York brands), our Joneswear product lines (resulting from the discontinuation of this business due to a change in retail strategy at J.C. Penney ("Penney's")), our Evan-Picone product lines (resulting from reduced shipments of suits and moderate sportswear to lower-performing retail doors) and our Le Suit product line (resulting from poor product performance at the retail level).  These decreases were partially offset by increased revenues in our Kasper suit separates and sportswear lines and our Rachel Roy product line (resulting from positive product performance at the retail level and shipments to additional doors) and increased revenues in our special market product lines from expanded programs in the club business.

Domestic wholesale jeanswear revenues decreased $27.0 million, primarily due to reduced shipments of our l.e.i. product line in the first half of 2012 (resulting from a challenging retail environment), our Gloria Vanderbilt and Erika product lines (resulting from the change in Penney's retail strategy), our Grane product line (resulting from poor product performance at the retail level), our Bandolino product line (resulting from a change in retail strategy at Macy's, Inc.) and our Energie product line (resulting from a continued challenging retail climate in the moderate junior zone and product assortment issues). These decreases were partially offset by increased shipments of our Nine West denim product line (resulting from additional club and special markets business) and our Jessica Simpson product line (resulting from positive product performance at the retail level and new product extensions).

Domestic wholesale footwear and accessories revenues increased $71.7 million, primarily due to increased shipments of our Nine West and AK Anne Klein handbag and jewelry product lines (resulting from positive performance at the retail level and increase in our jewelry market share as a result of a competitor's exit), the launch of our B Brian Atwood and Rachel Roy footwear product lines in fall 2011 and 2012, respectively, and increased shipments of our Easy Spirit, Nine West, Bandolino, Enzo Angiolini, Anne Klein, Stuart Weitzman and private label footwear product lines (all resulting from positive performance at the retail level).  These increases were partially offset by reduced shipments of our Mootsies Tootsies and Boutique 9 footwear product lines (resulting from poor performance at the retail level) and by the conversion of our children's footwear wholesale business to a licensed business, where we now receive royalties.

Domestic retail revenues decreased $46.6 million.  Revenue decreases were the result of a net $31.1 million reduction in revenues primarily related to operating fewer stores in the current period and a 2.8% decrease in comparable store sales ($15.5 million), resulting primarily from poor product performance in our ready-to-wear stores.  We began 2012 with 672 retail locations and had a net decrease of 78 locations to end the period with 594 locations.  Our comparable apparel store sales decreased 8.3% ($10.8 million), our comparable footwear store sales decreased 0.9% ($3.1 million) and our comparable e-commerce business sales decreased 2.2% ($1.6 million).

International wholesale revenues increased $0.5 million, primarily due to a $4.0 million increase related to the inclusion of the acquired Kurt Geiger business for a full year, a $3.7 million increase in revenues from the acquired Brian Atwood business, a $2.6 million increase in our Nine West international business (attributable to increased sales in the Middle East, Turkey, and Canada, partially offset by preacquisition sales to Kurt Geiger in 2011, which are recorded as intercompany sales post-acquisition) and $0.7 million of initial shipments of international jewelry products.  These increases were partially offset by a $6.2 million decrease in our Stuart Weitzman European business (primarily in Italy, Western Europe and the United Kingdom due to economic conditions), a $3.2 million reduction in our Jones New York Mexican revenues (resulting from poor performance at the retail level) and a $1.1 million decrease in our Canadian business (primarily resulting from reduced sales of our Jones New York products and a $0.7 million unfavorable effect of exchange rates between the U.S. and Canadian Dollars, partially offset by the launch of our K Kasper product line).

International retail revenues increased $128.5 million, primarily due to a $122.4 million increase in revenues resulting from the inclusion of the acquired Kurt Geiger business for a full year, a $1.8 million increase in revenues in our Canadian business (primarily from higher realized average selling prices), a $3.4 million increase in revenues of our Jones New York products in our Spanish retail locations (which began operations in March 2011) and a $0.9 million increase in our Stuart Weitzman international business.  We began 2012 with 315 locations and had a net increase of 26 locations (primarily Kurt Geiger and Spanish locations) to end the period with 341 locations.

Licensing and other revenues decreased $4.0 million, due to decreased sales volume of our licensees in certain segments of our licensed business and the effect of the discontinuance of the Anne Klein New York label on our international licensees.

Gross Profit.  The gross profit margins were 36.1% and 35.5% for 2012 and 2011, respectively.

Domestic wholesale sportswear gross profit margins were 33.1% and 33.7% for 2012 and 2011, respectively.  The decrease was due to the mix of products sold and higher levels of markdown assistance given to our customers.

Domestic wholesale jeanswear gross profit margins were 24.0% and 22.7% for 2012 and 2011, respectively.  The increase was primarily due to the mix of products sold and improved inventory control.

Domestic wholesale footwear and accessories gross profit margins were 29.9% and 29.5% for 2012 and 2011, respectively.  The increase was primarily due to lower production costs due to favorable movements in exchange rates for product lines manufactured in Europe and a higher amount of full-price sales in our jewelry business, partially offset by higher levels of markdown assistance in our jewelry product lines.

Domestic retail gross profit margins were 50.9% and 50.8% for 2012 and 2011, respectively.  The increase was primarily due to the mix of products sold resulting from the launch of the Kurt Geiger and Brian Atwood retail stores and lower freight costs, partially offset by higher levels of promotional activity.

International wholesale gross profit margins were 30.3% and 29.8% for 2012 and 2011, respectively.  The increase was primarily due to the mix of products sold resulting from the acquisitions of Kurt Geiger and Brian Atwood.

International retail gross profit margins were 55.2% and 57.1% for 2012 and 2011, respectively.  The decrease was primarily due to higher promotional activity driven by the weak European economy and competitive retail environment in Europe for our Kurt Geiger retail locations.

Selling, General and Administrative Expenses.  SG&A expenses were $1.23 billion and $1.17 billion in 2012 and 2011, respectively.

Domestic wholesale sportswear SG&A expenses decreased $5.3 million, primarily due to a $5.7 million decrease in compensation expense resulting from a reduced headcount, a $5.5 million reduction in advertising and marketing expenses, a $1.8 million decrease in samples expense, a $1.5 million decrease in administrative expenses, a $1.1 million decrease in depreciation expense due to leasehold improvements becoming fully depreciated, a $0.7 million decrease in professional fees, a $0.6 million decrease in postage expenses and $0.2 million in other net decreases.  These decreases were partially offset by a $3.9 million decrease in the acquisition consideration payable related to the acquisition of Moda compared with an $8.1 million decrease in the prior period, a $3.8 million increase in severance expense, a $2.6 million increase in reimbursements for services provided to other supporting business units, a $0.6 million gain on the British Pound in the prior period and a $0.6 million increase in distribution costs.

Domestic wholesale jeanswear SG&A expenses increased $0.2 million, primarily due to a $5.2 million increase in advertising and marketing expenses and a $2.4 million increase in samples expense.  These increases were partially offset by a $4.6 million decrease in distribution expense resulting from a decrease in the number of units sold, a $1.7 million reduction in compensation expense resulting from a reduced headcount, a $0.8 million decrease in administrative expenses and $0.3 million in other net decreases.

Domestic wholesale footwear and accessories SG&A expenses increased $7.8 million, primarily due to a $7.4 million increase in lease liabilities on buildings we do not occupy, a $7.3 million increase in marketing and advertising expenses, a $1.2 million increase in showroom and rent expenses for the Stuart Weitzman business and $0.4 million of other net cost increases.  These increases were partially offset by a $6.5 million decrease in compensation and benefit expenses (resulting from both a reduced headcount and a reduction in pension-related expenses) and a $2.0 million decrease in depreciation expense resulting from assets becoming fully depreciated.

Domestic retail SG&A expenses decreased $9.4 million, primarily due to an $11.6 million reduction in occupancy and depreciation expenses and a $7.2 million reduction in salaries and benefits (both primarily due to operating fewer stores in the current period), a $9.1 million decrease in store-related impairment losses compared with the prior period, a $2.1 million reduction in credit and debit card fees (resulting from lower sales and a reduction in rates charged by our banks) and a $1.1 million reduction in advertising expenses.  These decreases were partially offset by a $7.1 million increase in operating costs related to our Stuart Weitzman domestic stores (primarily related to opening of new locations), a $4.8 million increase in costs for services provided by other supporting business units,  $4.3 million in operating costs related to the opening of the new Kurt Geiger and Brian Atwood retail locations, a $2.7 million lease liability adjustment in the prior period,  a $1.9 million write-off of settled merchandise credits in the prior period and $0.9 million of other net increases.

International wholesale SG&A expenses increased $3.6 million, primarily due to a $5.6 million impairment of an acquired Kurt Geiger customer relationship intangible asset, $4.6 million in operating costs added as a result of the acquisition of Brian Atwood (including $1.1 million in amortization of acquired intangible assets), a $2.2 million increase in advertising expenses (primarily for our Stuart Weitzman business) and $0.4 million in operating costs from our initial shipments of jewelry products into Spain.  These increases were partially offset by a $3.2 million decrease in costs for services provided by other supporting business units, a $2.4 million decrease in employee severance expense, a $1.3 million reduction in sales commissions, a $1.1 million change in foreign currency gains and losses (mainly for the Euro) and $1.2 million of other net decreases.

International retail SG&A expenses increased $67.2 million, primarily due to a $65.8 million increase resulting from the inclusion of the acquired Kurt Geiger business for a full year and a net $2.1 million increase in expenses in our Canadian business (resulting from higher costs for services provided by other supporting business units and higher administrative costs), partially offset by $0.7 million of net cost decreases.

SG&A expenses for the licensing, other and eliminations segment decreased $10.4 million, primarily due to a $10.8 million change in foreign currency gains and losses between the U.S. Dollar and the British Pound and Canadian Dollar, a $4.2 million net reduction in acquisition expenses, a $3.1 million gain on sale of a trademark and a $1.6 million decrease in other professional fees.  These decreases were partially offset by a $5.0 million increase in compensation expense, primarily related to higher amortization of stock-based compensation, a $2.8 million reduction in advertising contribution payments from our licensees in the current period, $0.6 million related to two licensees who have filed for bankruptcy, a $0.4 million increase in severance expense and $0.5 million in other net increases.

Trademark and Goodwill Impairment Losses.  As a result of our annual trademark impairment analyses, we recorded trademark impairment charges of $21.5 million and $31.5 million in 2012 and 2011, respectively, as a result of decreases in projected revenues for certain brands.  As a result of our annual goodwill impairment analysis, we recorded a goodwill impairment charge of $47.6 million in 2012.  For more information, see "Goodwill and Other Intangible Assets" in Notes to Consolidated Financial Statements.

Operating Income.  The resulting operating income for 2012 was $74.7 million, compared with $140.5 million for 2011, due to the factors described above.

Net Interest Expense.  Net interest expense increased $71.8 million, resulting from a $68.3 million increase in interest relating to the SWH acquisition consideration liability (primarily resulting from increases in the estimated payments to be made under the acquisition agreement based on the performance of the business during the period), a $5.6 million increase resulting from the issuance of our 2019 Notes in March 2011 and September 2012 and $0.2 million of lower interest income in the current period, partially offset by a $2.2 million decrease in expenses related to our secured revolving credit agreement and a net $0.1 million decrease in interest expense from the effects of our interest rate swaps and cap.

(Benefit) Provision for Income Taxes.  The effective income tax rate was (19.0%) and 27.5% for 2012 and 2011, respectively.  Excluding the effects of the goodwill and trademark impairments, the effective income tax rate was (54.9%) and 30.3% for 2012 and 2011, respectively.  The difference in tax rates is primarily due to both a greater impact of the foreign income tax differential and the effects of adjustments to deferred tax balances resulting from the effects of lower enacted tax rates in the United Kingdom on lower pre-tax income in 2012 compared with 2011.

Net (Loss) Income and Earnings Per Share.  Net loss was $55.0 million in 2012, compared with net income of $51.5 million in 2011.  Diluted loss per share for 2012 was $0.72, compared with diluted earnings per share of $0.61 for 2011, with 7.9% fewer diluted shares outstanding.

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

Domestic wholesale jeanswear revenues decreased $46.2 million, primarily due to decreased shipments of our Gloria Vanderbilt and l.e.i. product lines (due to the timing of shipments and a reduction in replenishment program shipments compared with the prior period's high replenishment volume) and a reduction in Energie orders from a major customer in the current period (due to the challenging retail climate in the moderate junior tops business and product assortment issues), partially offset by the introduction of our Jessica Simpson product lines and increased shipments of our Nine West denim product line due to product performance at retail.

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

International retail revenues increased by $213.4 million, primarily due to $199.9 million from the acquisition of Kurt Geiger, $10.9 million of initial sales of Jones New York products in our Spanish retail business and $3.6 million from the acquisition of SWH, partially offset by a $1.0 million decrease in our Canadian business (primarily from lower unit sales offset by a $1.7 million favorable effect of exchange rates between the U.S. and Canadian Dollars).  We began 2011 with 44 locations, added 197 with the acquisition of Kurt Geiger (of which 147 are concession locations), added 58 concession locations for our new Spanish retail business and opened a net 16 additional locations to end the year with 315 locations.

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

Domestic retail SG&A expenses decreased $22.2 million, primarily due to a $15.0 million reduction in salaries and benefits, a $15.3 million reduction in occupancy and depreciation costs, a $2.1 million reduction in costs for services provided by other supporting business units and $2.0 million of other net cost reductions, as a result of operating fewer stores in the current period, a $1.9 million write-off of aged merchandise credits and a $7.8 million reduction in lease-related costs related to closed stores.  These decreases were partially offset by $19.7 million related to the stores acquired in the SWH acquisition (primarily due to 12 months of operation in 2011 compared with seven in 2010) and a $2.2 million increase in distribution costs primarily related to our e-commerce business.

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

International retail SG&A expenses increased $122.2 million, primarily due to $102.6 million from the acquisition of Kurt Geiger, $13.5 million from our new Spanish retail business, $4.5 million from the acquisition of SWH (primarily due to 12 months of operation in 2011 compared with seven in 2010) and a net $1.6 million increase in costs for our Canadian business (primarily due to higher costs for services provided by other supporting business units and the effect of exchange rates between the U.S. and Canadian Dollars).

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

Provision for Income Taxes.  The effective income tax rate was 27.5% and 36.1% for 2011 and 2010, respectively.  Excluding the effects of the trademark impairments, the effective income tax rates were 30.3% and 36.4% for 2011 and 2010, respectively.  The decrease is primarily due to the impact of a larger foreign income tax differential on lower pre-tax income in 2011 compared with 2010 and the effects of lower enacted tax rates in the United Kingdom in 2011.

Net Income and Earnings Per Share.  Net income was $50.7 million in 2011, compared with $54.4 million in 2010.  Diluted earnings per share for 2011 was $0.61, compared with $0.62 for 2010, with 1.6% fewer shares outstanding in the current period.

Liquidity and Capital Resources

Our principal capital requirements have been for working capital needs, capital expenditures, dividend payments, acquisition funding and repurchases of our common stock on the open market.  We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations and expansion.  As of December 31, 2012, total cash and cash equivalents were $149.6 million, a decrease of $89.2 million from the $238.8 million reported as of December 31, 2011.

We currently fund our operations primarily through cash generated by operating activities, and rely on our revolving credit facility for the issuance of letters of credit for the purchases of inventory and other business needs as well as for cash borrowings for general corporate purposes as needed.

Cash flows from operating activities provided $112.7 million, $271.7 million and $141.3 million in 2012, 2011 and 2010, respectively.

Net cash provided by operating activities decreased $159.0 million from 2011 to 2012.  The change from the prior period was primarily due to $94.6 million in payments of acquisition consideration liabilities related to the acquisition of SWH, compared with $5.3 million in the prior period, as well as changes in net income, working capital and long-term liabilities.  Accounts receivable increased in the current period compared with the prior period, primarily due to increased sales near the end of the current year.  Inventories decreased less in the current period compared with the prior period, primarily due to projected revenue increases for early 2013 in some of our businesses.  Accounts payable increased in the current period compared with a decrease in the prior period, primarily due to the timing of payments for inventory.  We also paid $24.4 million of accrued Kurt Geiger interest subsequent to the acquisition in the prior period and received $12.2 million from lessors in the current period to be used toward leasehold improvements to certain leased showrooms and offices.

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

Cash flows from investing activities used $79.5 million, $243.5 million and $214.3 million in 2012, 2011 and 2010, respectively.

Net cash used in investing activities in 2012 funded the purchases of property and equipment as well as the acquisition of Brian Atwood.  We also received $5.0 million from the sale of a trademark.  Capital expenditures, which amounted to $76.5 million in 2012, are expected to be approximately $100 million to $110 million for 2013, primarily for computer systems and retail store and showroom construction and remodeling.  Although many of the anticipated expenditures for 2013 are discretionary, we believe they are necessary to maintain consistent operating levels.  We expect to fund the expenditures from cash generated by operations.

Net cash used in investing activities in 2011 funded the acquisition of Kurt Geiger, as well as the purchases of property and equipment.  Net cash used in investing activities in 2010 funded the acquisition of Moda and SWH, as well as the purchases of information systems, leasehold improvements and furniture and fixtures.

Cash flows from financing activities used $123.5 million in 2012, primarily for payments of acquisition consideration liabilities resulting from the acquisitions of SWH and Moda and repurchases of our common stock.  These payments were partially offset by the issuance of additional 2019 Notes.

Cash flows from financing activities provided $10.4 million in 2011, primarily as the result of the initial issuance of the 2019 Notes.  Uses of cash during this period were primarily for the repayment of acquired Kurt Geiger debt, the repurchase of our common stock, the payment of dividends and payments related to the acquisition consideration payable from the SWH acquisition.

In March 2011, we issued the 2019 Notes.  Net proceeds were $293.4 million, of which $45.0 million was used to repay amounts then outstanding under our secured revolving credit agreement.  In September 2012, we issued an additional $100.0 million of the 2019 Notes.  Net proceeds (including a premium of $3.5 million) were $100.9 million, which will be used for general corporate purposes.  These additional notes are being treated as a single series with, and have the same terms as and are fungible with the previously-issued 2019 Notes.

Cash flows from financing activities used $60.1 million in 2010, primarily for a cash distribution of $19.0 million to the former owners of SWH as required by the acquisition agreement, dividends to our common shareholders, repurchases of our common stock and costs related to our secured revolving credit agreement.

We repurchased 4.2 million shares of our common stock for $44.0 million in 2012, 7.2 million shares of our common stock for $78.0 million in 2011, and 740,000 shares of our common stock for $10.7 million in 2010.  As of December 31, 2012, $171.4 million of Board authorized repurchases was still available.  Additional share repurchases in the future will depend on, among other things, market conditions and our financial condition, although any such repurchases will be subject to limitations under our current revolving credit agreement.  Our Board of Directors has authorized our common stock repurchases as a tax-effective means to enhance shareholder value and distribute cash to shareholders and, to a lesser extent, to offset the impact of dilution resulting from the issuance of shares of restricted stock and the exercise of employee stock options.  We believe that we have sufficient sources of funds to repurchase shares without significantly impacting our short-term or long-term liquidity.  In authorizing future share repurchase programs, our Board of Directors gives careful consideration to our projected cash flows, our existing capital resources and repurchase limitations under our current revolving credit agreement.

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

        Availability under the Credit Facility is determined with reference to a borrowing base consisting of a percentage of eligible inventory, accounts receivable, credit card receivables and licensee receivables, minus reserves determined by the joint collateral agents.  At December 31, 2012, we had no cash borrowings and $20.7 million of letters of credit outstanding, and our remaining availability was $385.9 million.  If availability under the Credit Facility falls below a stated level, we will be required to comply with a minimum fixed charge coverage ratio.  The Credit Facility also contains affirmative and negative covenants that, among other things, will limit or restrict our ability to (1) incur indebtedness, (2) create liens, (3) merge, consolidate, liquidate or dissolve, (4) make investments (including acquisitions), loans or advances, (5) sell assets, (6) enter into sale and leaseback transactions, (7) enter into swap agreements, (8) make certain restricted payments (including dividends and other payments in respect of capital stock), (9) enter into transactions with affiliates, (10) enter into restrictive agreements, and (11) amend material documents.  The Credit Facility is secured by a first priority lien on substantially all of our personal property.

SWH has a $1.5 million unsecured borrowing facility with a lending institution that expires on October 1, 2013 and is renewable on an annual basis, under which no cash borrowings and $0.8 million in letters of credit were outstanding at December 31, 2012.  Cash borrowings under this facility bear interest based on either the prevailing prime rate or the prevailing LIBOR rate plus 300 basis points.  SWH also has a €0.3 million variable-rate unsecured borrowing facility with a European lending institution that expires in March 2013 and is renewable on an annual basis, under which no amounts were outstanding at December 31, 2012.

Proceeds from the issuance of common stock to our employees exercising stock options amounted to $0.6 million in 2010.  No employees exercised stock options in 2011 or 2012.  As of December 31, 2012, we have no outstanding stock options.

We recorded net pension expenses of $0.8 million, $10.9 million and $2.6 million in 2012, 2011 and 2010, respectively, to other comprehensive income resulting primarily from the lowering of the discount rate used to determine projected pension benefits and investment losses.  Our pension and postretirement plans are currently underfunded by a total of $24.7 million.  As the benefits under our defined benefit pension plans are frozen with respect to service credits, the effects on future pension expense are not anticipated to be material to our results of operations or to our liquidity.  We contributed $4.4 million, $5.2 million and $7.7 million to our defined benefit plans in 2012, 2011 and 2010, respectively.  We expect to contribute $5.1 million to our defined benefit plans in 2013.

On February 13, 2013, we announced that our Board of Directors had declared a quarterly cash dividend of $0.05 per share to all common stockholders of record as of March 1, 2013 for payment on March 15, 2013.

Economic Outlook
The uncertain economic and political environments have resulted in fluctuating consumer confidence.  Fluctuating energy, gasoline and other prices are impacting consumers' discretionary income.  This may lead to reduced consumer spending, which could affect our net sales and our future profitability.  Our recent acquisitions have increased our presence within the European Union, where the current highly uncertain economic and political conditions may lead to reduced consumer spending in those countries as well.

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

Our products are manufactured in many foreign countries, including China, Brazil, Spain and Italy.  Due to the current and expected future economic relationship between the United States and China, we may experience increased risk related to changes in foreign currency exchange rates should China allow the Yuan to continue to rise in value against the Dollar.  We may also experience increased risk related to changes in foreign currency rates between the Euro, British Pound and the Dollar due to economic conditions in Europe.  Should unfavorable movements in foreign exchange rates occur, increased production costs for our goods manufactured in China, Brazil, Spain and Italy could result.

When adverse economic conditions exist in the United States or abroad, we may experience increased risk related to the collectibility of our accounts receivable, and we may increase our provision for doubtful accounts in the future should any of our wholesale customers, international distributors or licensees experience significant financial difficulties.  If such conditions lead to defaults that are individually or cumulatively significant, we could experience a material adverse impact on our financial condition, results of operations and/or liquidity.  A significant portion of our international wholesale business involves sales to a small number of distributors and licensees, which increases our accounts receivable risk in these areas.

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

Contractual Obligations and Contingent Liabilities and Commitments

The following is a summary of our significant contractual obligations for the periods indicated that existed as of December 31, 2012, and, except for purchase obligations, employment contracts and other long-term liabilities, is based on information appearing in the Notes to Consolidated Financial Statements (amounts in millions).

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$910.2	$0.1	$250.0	$10.1	$650.0
Interest on long-term debt	531.4	56.1	97.9	85.8	291.6
Capital lease obligations	32.1	3.7	7.4	7.4	13.6
Operating lease obligations (1)	945.3	135.3	245.0	177.1	387.9
Purchase obligations (2)	699.5	699.0	0.5	-	-
Minimum royalty payments (3)	9.9	3.8	4.6	1.0	0.5
Employment contracts	82.1	39.5	40.2	1.5	0.9
Capital expenditure commitments	20.0	20.0	-	-	-
Deferred compensation	8.4	8.4	-	-	-
Acquisition consideration payable (4)	37.4	30.3	6.1	-	1.0
Other long-term liabilities (5)	118.3	3.2	17.2	32.4	65.5
Total contractual obligations (6)	$3,394.6	$999.4	$668.9	$315.3	$1,411.0

(1)	Future rental commitments for leases have not been reduced by minimum non-cancelable sublease income aggregating $19.1 million.

(2)	Includes outstanding trade letters of credit of $4.2 million, which primarily represent inventory purchase commitments which typically mature in two to six months and excludes $17.3 million of standby letters of credit, which are not intended to be drawn upon and for which we cannot make reasonably reliable estimates of the timing and amounts (if any) to be paid.

(3)	Under exclusive licenses to manufacture certain items under trademarks not owned by us pursuant to various license agreements, we are obligated to pay the licensors a percentage of our net sales of these licensed products, subject to minimum scheduled royalty and advertising payments.

(4)	Represents estimated cash payments. Of these amounts, $1.0 million is payable at a future date when certain conditions have been met and is reported in the more than five years column, as we cannot make a reasonably reliable estimate of the timing of the payment. Amounts reported as liabilities in the consolidated balance sheets primarily represent the present value of these payments.
(5)	Consists primarily of deferred rent and pension and postretirement liabilities. Pension and postretirement liabilities, which total $24.7 million, are reported under the more than five years column, as we cannot make reasonably reliable estimates of the timing and amounts to be paid. We plan to contribute $5.1 million to our defined benefit plans in 2013.

(6)	Excludes $0.3 million of uncertain tax positions, for which we cannot make reasonably reliable estimates of the timing and amounts to be paid.

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

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income."  ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income.  For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts.  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012.  Early adoption is permitted.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Instruments

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market value of our fixed rate long-term debt.  We manage this exposure through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  Our policy allows the use of derivative financial instruments for identifiable market risk exposures, including interest rate and foreign currency fluctuations.  We do not enter into derivative financial contracts for trading or other speculative purposes.  The following quantitative disclosures were derived using quoted market prices, yields and theoretical pricing models obtained through independent pricing sources for the same or similar types of financial instruments, taking into consideration the underlying terms, such as the coupon rate, term to maturity and embedded call options.  Certain items such as normal course lease contracts, insurance contracts, and obligations for pension and other post-retirement benefits were not included in the analysis.  For further information see "Derivatives" and "Financial Instruments" in the Notes to Consolidated Financial Statements.

Interest Rates

Our primary interest rate exposures relate to the fair value of our fixed rate long-term debt and interest expense related to our revolving credit facility.

At December 31, 2012, the fair value of our fixed rate debt was $893.8 million.  On that date, the potential decrease in fair value of our fixed rate long-term debt instruments resulting from a hypothetical 10% adverse change in interest rates was approximately $81.2 million.

Our primary interest rate exposures on variable rate credit facilities are with respect to United States and Canadian short-term rates.  Cash borrowings under these facilities bear interest at rates that vary with changes in prevailing market rates.  At December 31, 2012, we had $651.9 million in variable rate credit facilities, under which no cash borrowings and $21.5 million of letters of credit were outstanding.

At December 31, 2012, we had an outstanding interest rate cap that was used in conjunction with interest rate swaps on our $250 million 5.125% Senior Notes due 2014 (the "Notes") to limit our floating rate exposure.  The cap limits our three-month LIBOR rate exposure to 5.0%.  The cap has a termination date of November 15, 2014.  At December 31, 2012, the cap had fair value of less than $0.1 million.  A hypothetical 10% change in interest rates would have no effect on our results of operations.

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

At December 31, 2012, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total notional value of US$16.1 million at a weighted-average exchange rate of 0.985 maturing through November 2013 and to exchange £6.0 million for U.S. Dollars at an exchange rate of 1.623 maturing through December 2013.  The fair value of these contracts at December 31, 2012 was a net unrealized gain of $0.2 million.  We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements, because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged.  We are exposed to credit-related losses if the counterparty to a financial instrument fails to perform its obligation.  However, we do not expect the counterparty, which presently has a high credit rating, to fail to meet its obligations.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

February 22, 2013

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for our financial reporting as of December 31, 2012.  This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as COSO.  Our assessment included the documentation and understanding of our internal control over financial reporting.  We have evaluated the design effectiveness and tested the operating effectiveness of internal controls to form our conclusion.

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

BDO USA, LLP, the independent registered public accounting firm who audits our financial statements, has audited our internal control over financial reporting as of December 31, 2012 and has expressed an unqualified opinion thereon.

Wesley R. Card Chief Executive Officer	John T. McClain Chief Financial Officer

Tel: 212-885-8000 Fax: 212-697-1299 www.bdo.com	100 Park Ave New York, NY 10017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
The Jones Group Inc.
New York, New York

We have audited The Jones Group Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Jones Group Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, The Jones Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Jones Group Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, statements of comprehensive (loss) income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 22, 2013 expressed an unqualified opinion thereon.

New York, New York
February 22, 2013

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
The Jones Group Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of The Jones Group Inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations, statements of comprehensive (loss) income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Jones Group Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Jones Group Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 22, 2013 expressed an unqualified opinion thereon.

New York, New York
February 22, 2013

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the International BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

THE JONES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(ALL AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

December 31,	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$149.6	$238.8
Accounts receivable	381.0	339.6
Inventories, primarily finished goods	486.7	491.1
Prepaid and refundable income taxes	5.5	11.9
Deferred taxes	33.2	26.4
Loan to unconsolidated affiliate	-	10.0
Prepaid expenses and other current assets	40.7	37.7
Total current assets	1,096.7	1,155.5
Property, plant and equipment, at cost, less accumulated depreciation and amortization	278.1	271.4
Goodwill	215.3	255.3
Other intangibles, less accumulated amortization	869.7	897.4
Investment in unconsolidated affiliate	38.9	35.6
Other assets	96.8	100.1
Total assets	$2,595.5	$2,715.3
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2.2	$2.0
Current portion of acquisition consideration payable	30.3	194.1
Accounts payable	257.5	236.2
Income taxes payable	1.4	1.4
Accrued employee compensation and benefits	50.0	45.3
Accrued expenses and other current liabilities	110.8	101.0
Total current liabilities	452.2	580.0
Long-term debt	934.4	831.4
Obligations under capital leases	21.3	23.3
Income taxes payable	0.5	6.7
Deferred taxes	56.7	73.4
Acquisition consideration payable	6.0	17.7
Other	118.1	93.4
Total liabilities	1,589.2	1,625.9
Commitments and contingencies	-	-
Redeemable noncontrolling interest	0.6	-
Equity:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-	-
Common stock, $.01 par value - shares authorized 200.0; issued 79.2 and 81.0	0.8	0.8
Additional paid-in capital	520.8	521.8
Retained earnings	501.1	596.2
Accumulated other comprehensive loss	(17.9)	(29.6)
Total Jones stockholders' equity	1,004.8	1,089.2
Noncontrolling interests	0.9	0.2
Total equity	1,005.7	1,089.4
Total liabilities and equity	$2,595.5	$2,715.3

See accompanying notes to consolidated financial statements

THE JONES GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(ALL AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

Year Ended December 31,	2012	2011	2010
Net sales	$3,750.6	$3,734.0	$3,593.5
Licensing income	46.2	50.2	48.3
Other revenues	1.3	1.1	0.9
Total revenues	3,798.1	3,785.3	3,642.7
Cost of goods sold	2,427.4	2,440.1	2,387.2
Gross profit	1,370.7	1,345.2	1,255.5
Selling, general and administrative expenses	1,226.9	1,173.2	1,073.0
Trademark impairments	21.5	31.5	37.6
Goodwill impairment	47.6	-	-
Operating income	74.7	140.5	144.9
Interest income	0.6	0.9	1.5
Interest expense and financing costs	145.7	74.2	60.4
Equity in income (loss) of unconsolidated affiliate	2.5	3.9	(0.9)
(Loss) income before (benefit) provision for income taxes	(67.9)	71.1	85.1
(Benefit) provision for income taxes	(12.9)	19.6	30.7
Net (loss) income	(55.0)	51.5	54.4
Less: income attributable to noncontrolling interests	1.1	0.8	0.6
(Loss) income attributable to Jones	$(56.1)	$50.7	$53.8
(Loss) earnings per share
Basic	$(0.72)	$0.62	$0.63
Diluted	(0.72)	0.61	0.62
Weighted average common shares outstanding
Basic	74.9	79.6	82.1
Diluted	74.9	81.3	82.6
Dividends declared per share	$0.20	$0.20	$0.20

See accompanying notes to consolidated financial statements

THE JONES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(ALL AMOUNTS IN MILLIONS)

Year Ended December 31,	2012	2011	2010
Net (loss) income	$(55.0)	$51.5	$54.4
Other comprehensive income (loss):
Pension and postretirement liability adjustments, net of $0.8, $3.9 and $1.0 tax benefit	(0.1)	(7.1)	(1.7)
Change in fair value of cash flow hedges, net of $0.0, $0.1 and $0.1 tax benefit	-	(0.2)	(0.3)
Reclassification adjustment for hedge gains and losses included in net (loss) income, net of $0.0, $0.2 and $0.1 tax benefit	0.1	0.5	0.1
Foreign currency translation adjustments	11.7	(14.4)	1.1
Total other comprehensive income (loss)	11.7	(21.2)	(0.8)
Comprehensive (loss) income	$(43.3)	$30.3	$53.6

See accompanying notes to consolidated financial statements

THE JONES GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(ALL AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	Number of common shares outstanding	Total equity	Common stock	Addi-tional paid-in capital	Retained earnings	Accumu-lated other compre-hensive Income (loss)	Treasury stock	Non-controlling interests	Redeemable non-controlling interest
Balance, January 1, 2010	85.4	$1,092.5	$1.6	$1,360.3	$1,564.4	$(7.6)	$(1,826.3)	$0.1	$-
Year ended December 31, 2010:
Comprehensive income (loss)	-	53.6	-	-	53.8	(0.8)	-	0.6	-
Issuance of restricted stock to employees, net of forfeitures	1.7	-	-	-	-	-	-	-	-
Amortization expense in connection with employee stock options and restricted stock	-	22.0	-	22.0	-	-	-	-	-
Exercise of employee stock options	-	0.6	-	0.6	-	-	-	-	-
Distributions to noncontrolling interests	-	(0.6)	-	-	-	-	-	(0.6)	-
Tax effects from exercise of employee stock options and vesting of restricted stock	-	(0.6)	-	(0.6)	-	-	-	-	-
Tax effects of expired employee stock options	-	(1.1)	-	(1.1)	-	-	-	-	-
Dividends on common stock ($0.20 per share)	-	(17.4)	-	-	(17.4)	-	-	-	-
Repurchase of common shares	(0.7)	(10.7)	-	-	-	-	(10.7)	-	-
Retirement of treasury stock	-	-	(0.7)	(839.3)	(997.0)	-	1,837.0	-	-
Balance, December 31, 2010	86.4	1,138.3	0.9	541.9	603.8	(8.4)	-	0.1	-
Year ended December 31, 2011:
Comprehensive income (loss)	-	30.3	-	-	50.7	(21.2)	-	0.8	-
Issuance of restricted stock to employees, net of forfeitures	1.8	-	-	-	-	-	-	-	-
Amortization expense in connection with restricted stock	-	16.7	-	16.7	-	-	-	-	-
Distributions to noncontrolling interests	-	(0.7)	-	-	-	-	-	(0.7)	-
Tax effects from vesting of restricted stock	-	1.1	-	1.1	-	-	-	-	-
Tax effects of expired employee stock options	-	(1.4)	-	(1.4)	-	-	-	-	-
Dividends on common stock ($0.20 per share)	-	(17.0)	-	-	(17.0)	-	-	-	-
Repurchase of common shares	(7.2)	(78.0)	(0.1)	(36.5)	(41.4)	-	-	-	-
Other	-	0.1	-	-	0.1	-	-	-	-
Balance, December 31, 2011	81.0	1,089.4	0.8	521.8	596.2	(29.6)	-	0.2	-
Year ended December 31, 2012:
Comprehensive (loss) income	-	(43.3)	-	-	(56.1)	11.7	-	1.1	-
Issuance of restricted stock to employees, net of forfeitures	2.4	-	-	-	-	-	-	-	-
Acquisition of Brian Atwood	-	0.6	-	-	-	-	-	0.6	0.6
Amortization expense in connection with restricted stock	-	19.7	-	19.7	-	-	-	-	-
Distributions to noncontrolling interests	-	(1.0)	-	-	-	-	-	(1.0)	-
Tax effects from vesting of restricted stock	-	1.7	-	1.7	-	-	-	-	-
Tax effects of expired employee stock options	-	(1.5)	-	(1.5)	-	-	-	-	-
Dividends on common stock ($0.20 per share)	-	(15.8)	-	-	(15.8)	-	-	-	-
Repurchase of common shares	(4.2)	(44.3)	-	(20.9)	(23.4)	-	-	-	-
Other	-	0.2	-	-	0.2	-	-	-	-
Balance, December 31, 2012	79.2	$1,005.7	$0.8	$520.8	$501.1	$(17.9)	$-	$0.9	$0.6

See accompanying notes to consolidated financial statements

THE JONES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(ALL AMOUNTS IN MILLIONS)

Year Ended December 31,	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(55.0)	$51.5	$54.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities, net of acquisitions:
Amortization of employee stock options and restricted stock	19.7	16.7	22.0
Depreciation and other amortization	90.1	88.1	91.9
Goodwill impairment	47.6	-	-
Trademark impairments	21.5	31.5	37.6
Other impairment losses	6.7	10.6	11.6
Adjustments to acquisition consideration payable	84.4	11.9	19.0
Equity in (income) loss of unconsolidated affiliate	(2.5)	(3.9)	0.9
Provision for (recovery of) losses on accounts receivable	0.3	1.3	(0.2)
Deferred taxes	(26.4)	17.9	4.5
Fair value adjustments related to interest rate swaps and cap	1.3	2.1	2.4
Write-off of deferred financing fees	-	1.9	-
Gain on sale of trademark	(3.1)	-	-
Other items, net	(0.4)	6.1	0.3
Changes in operating assets and liabilities:
Accounts receivable	(29.4)	22.3	(19.5)
Inventories	7.6	25.7	(70.3)
Prepaid expenses and other current assets	(4.9)	1.3	(4.7)
Accounts payable	18.2	(5.7)	24.8
Income taxes payable/prepaid income taxes	(0.4)	7.2	(21.1)
Accrued expenses and other current liabilities	7.9	(21.2)	8.0
Acquisition consideration payable	(94.6)	(5.3)	(1.3)
Other assets and liabilities	24.1	11.7	(19.0)
Total adjustments	167.7	220.2	86.9
Net cash provided by operating activities	112.7	271.7	141.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of KG Group Holdings, net of cash acquired	-	(143.1)	-
Acquisition of Stuart Weitzman Holdings, net of cash acquired	-	-	(159.3)
Acquisition of Moda Nicola International	-	(2.5)	(14.4)
Acquisition of Brian Atwood, net of cash acquired	(4.4)	-	-
Contingent consideration paid related to investment in GRI Group Limited	(3.5)	-	-
Capital expenditures	(76.5)	(98.0)	(41.0)
Proceeds from sale of trademark	5.0	-	-
Other items, net	(0.1)	0.1	0.4
Net cash used in investing activities	(79.5)	(243.5)	(214.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of 6.875% Senior Notes due 2019	103.5	300.0	-
Debt issuance costs	(2.6)	(6.6)	-
Costs related to secured revolving credit agreement	(0.3)	(3.3)	(7.3)
Repayment of acquired debt of KG Group Holdings	-	(174.1)	-
Repayments of long-term debt	(0.1)	(0.1)	(0.2)
Cash distributions to former owners of Stuart Weitzman Holdings	-	-	(19.0)
Distributions to noncontrolling interests	(1.0)	(0.7)	(0.6)
Payments of acquisition consideration payable	(163.9)	(10.1)	(4.3)
Repurchases of common stock	(44.0)	(78.0)	(10.7)
Proceeds from exercise of employee stock options	-	-	0.6
Dividends paid	(15.5)	(16.6)	(17.2)
Principal payments on capital leases	(1.9)	(1.7)	(2.6)
Excess tax benefits from share-based payment arrangements	2.3	1.6	1.2
Net cash (used in) provided by financing activities	(123.5)	10.4	(60.1)
EFFECT OF EXCHANGE RATES ON CASH	1.1	(0.6)	0.5
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(89.2)	38.0	(132.6)
CASH AND CASH EQUIVALENTS, BEGINNING	238.8	200.8	333.4
CASH AND CASH EQUIVALENTS, ENDING	$149.6	$238.8	$200.8

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

$	the use of foreign currency forward contracts to hedge a portion of anticipated future short-term inventory purchases to offset the effects of changes in foreign currency exchange rates (primarily between the U.S. Dollar and the Canadian Dollar);
$	the use of foreign currency forward contracts to hedge a portion of anticipated repayments of intercompany debt (primarily between the U.S. Dollar and the British Pound); and
$	the use of interest rate swaps and caps to effectively convert a portion of our outstanding fixed-rate debt to variable-rate debt to take advantage of lower interest rates.

Our foreign currency forward contracts relating to inventory purchases are highly effective hedges because all the critical terms of the derivative instruments match those of the hedged item, and our interest rate swaps have been highly effective based on regression analyses (our interest rate cap agreement and foreign currency forward contracts relating to intercompany repayments have not been designated as hedges).  On the date a qualifying derivative contract is entered into, we designate the derivative as either a fair value hedge or a cash flow hedge.  Changes in derivative fair values that are designated as fair value hedges are recognized in earnings as offsets to the changes in fair value of the related hedged assets and liabilities.  Changes in derivative fair values that are designated as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income until the associated hedged transactions impact the income statement, at which time the deferred gains and losses are reclassified to either cost of sales for inventory purchases or to selling, general and administrative ("SG&A") expenses for all other items.  Changes in derivative fair values that have not been designated as hedges are recorded as SG&A expenses.  Any ineffective portion of a hedging derivative's change in fair value will be immediately recognized in cost of sales for foreign currency forward contracts and interest expense for interest rate swap contracts.  Differentials to be paid or received under interest rate swap contracts and changes in the fair value of interest rate cap contracts are recorded as adjustments to interest expense.  Gains or losses generated from the early termination of interest rate swap contracts are amortized over the remaining terms of the contracts as adjustments to interest expense.  The fair values of the derivatives, which are based on observable inputs such as yield curves or foreign exchange spot rates, are reported as other current assets, other assets, accrued expenses and other current liabilities or other noncurrent liabilities, as appropriate.

Accounts Receivable
Accounts receivable are reported at amounts we expect to be collected, net of trade discounts and deductions for co-op advertising arrangements with our customers, allowances we provide to our retail customers to effectively flow goods through the retail channels, an allowance for potential non-collection due to the financial position of our customers and credit card accounts, and an allowance for estimated sales returns.

Inventories and Cost of Sales
Inventories are valued at the lower of cost or market.  Inventory values are determined using the FIFO (first in, first out) and weighted average cost methods.  We reduce the carrying cost of inventories for obsolete or slow moving items as necessary to properly reflect inventory value.  The cost elements included in inventory consist of all direct costs of merchandise (net of purchase discounts and vendor allowances), overhead (primarily design and production costs), inbound freight and merchandise acquisition costs such as commissions and import fees.

Cost of sales includes the inventory cost elements listed above as well as warehouse outbound freight, merchandise freight between our distribution centers and retail locations and realized gains or losses on foreign currency forward contracts associated with inventory purchases.  Our cost of sales may not be comparable to those of other entities, since some entities include all of the costs associated with their distribution functions in cost of sales while we include these costs in SG&A expenses.  Distribution costs included in SG&A expenses for 2012, 2011 and 2010 were $94.1 million, $93.3 million and $105.4 million, respectively.

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

Goodwill and Other Intangibles
Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting.  We test at least annually our goodwill and other intangibles without determinable lives (primarily tradenames and trademarks) for impairment through the use of discounted cash flow models.  Other intangibles with determinable lives, including license agreements, are amortized over the estimated useful lives of the assets (currently ranging from 4.6 to 23 years).

Foreign Currency Translation
The financial statements of foreign subsidiaries are translated into U.S. Dollars in accordance with ASC Section 830, "Foreign Currency Matters."  Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period.  Gains and losses resulting from translation are accumulated in a separate component of stockholders' equity.  Gains and losses on transactions denominated and settled in a foreign currency are reflected in the consolidated statements of operations.  Net foreign currency gains (losses) included in SG&A expenses were $7.0 million, $(5.7) million and $1.0 million in 2012, 2011 and 2010, respectively.

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

Advertising Expense
We record national advertising campaign costs as an expense when the advertising first takes place and we expense advertising production costs as incurred, net of reimbursements for cooperative advertising.  Net advertising expense was $83.1 million, $65.6 million and $57.6 million in 2012, 2011 and 2010, respectively, net of co-operative advertising reimbursements of $8.9 million, $11.7 million and $11.1 million, respectively.

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

The following options to purchase shares of common stock were outstanding during a portion of 2011 and 2010 but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares and, therefore, would be antidilutive.  For 2012, neither the total options outstanding nor 4.0 million shares of nonparticipating restricted stock were included in the computation of diluted earnings per share due to the net loss for the year.

For the year ended December 31,	2012		2011	2010
Number of options (in millions)	N/	A	4.4	6.0
Weighted average exercise price			$34.74	$33.25

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

Noncontrolling Interests
For our consolidated subsidiaries that are not wholly-owned, we allocate earnings and losses to the noncontrolling interests based on their ownership percentage.  For redeemable noncontrolling interests, the amounts reported on the balance sheet represent the higher of the carrying amount or the redemption value.

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

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income."  ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income.  For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts.  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012.  Early adoption is permitted.

(LOSS) EARNINGS PER SHARE

    The computation of basic and diluted (loss) earnings per share is as follows:

Year Ended December 31,	2012	2011	2010
(In millions except per share amounts)
Net (loss) income	$(55.0)	$51.5	$54.4
Less: income attributable to noncontrolling interests	1.1	0.8	0.6
(Loss) income attributable to Jones	(56.1)	50.7	53.8
Less: (loss) income allocated to participating securities	(1.8)	1.5	2.4
(Loss) income available to common stockholders of Jones	$(54.3)	$49.2	$51.4
Weighted-average common shares outstanding - basic	74.9	79.6	82.1
Effect of dilutive employee stock options and restricted stock	-	1.7	0.5
Weighted-average common shares and share equivalents outstanding - diluted	74.9	81.3	82.6
(Loss) earnings per share
Basic	$(0.72)	$0.62	$0.63
Diluted	(0.72)	0.61	0.62

ACQUISITIONS

Moda Nicola International, LLC

On February 4, 2010, we acquired 100% of the membership interests in Moda Nicola International, LLC ("Moda"), a privately-held designer, marketer and wholesaler of women's contemporary eveningwear and sportswear, and owner of the Robert Rodriguez Collection, for $35.7 million.  Under the terms of the agreement, we made cash payments of $16.9 million to the selling members of Moda.  The selling members of Moda are also entitled to receive future cash payments upon achievement of certain financial targets set within the agreement for the years 2011 through 2014.  At the acquisition date, we recorded an acquisition consideration liability for $18.8 million, based on probability-weighted projected revenues and gross margins of the acquired business and a discount factor based on an estimated weighted average cost of capital.  Adjustments to this liability are recorded as an SG&A expense in our domestic wholesale sportswear segment.  At December 31, 2012, the fair value of the liability was $7.4 million, with $3.9 million and $8.1 million recorded as reductions to SG&A expenses during 2012 and 2011, respectively, and $4.1 million recorded as an increase to SG&A expenses in 2010.  We recorded $3.5 million of payments during 2012 to the selling members of Moda.  Projected payments amount to $2.5 million in 2013, $2.9 million in 2014, and $3.2 million in 2015.

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

The fair values of the acquired intangibles were determined using discounted cash flow models using a discount factor based on an estimated risk-adjusted weighted average cost of capital.  The customer relationships and covenants not to compete were valued using a "with and without" model, the trademarks using a relief-from-royalty model, and the order backlog using a multi-period excess earnings model.

The acquisition resulted in the recognition of $6.6 million of goodwill, which will be deductible for tax purposes.  Goodwill largely consists of expected synergies resulting from the acquisition, such as manufacturing and supply chain work process improvements and the elimination of redundant corporate overhead for shared services and governance, the acquired assembled workforce, which does not qualify as an amortizable intangible asset, and the potential for product extensions, such as footwear.

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

Under the terms of the agreement, the acquisition occurred in two stages.  We made an initial cash payment of $180.3 million for a 55% interest in SWH and a payment for the acquisition of the remaining 45% interest on December 31, 2012 (subject to a final true-up adjustment in early 2013 based upon the financial results of SWH for 2012).  We recorded all SWH's identifiable assets, SWH's liabilities assumed and the noncontrolling interest at fair value under the acquisition method.  Due to our obligation to purchase the remaining 45% interest, the noncontrolling interest was classified as a liability, with adjustments to the liability recorded as interest expense.  We recorded a liability of $181.8 million for the initial value of the projected payments for the remaining 45% interest, based on probability-weighted projected earnings before interest, taxes, depreciation and amortization (as defined in the agreement) of the acquired business and cash distributions that are required by the agreement to be disbursed for the years 2010 through 2012, using a discount factor based on an estimated weighted average cost of capital.  At December 31, 2012, the fair value of the remaining liability was $28.9 million, with $88.3 million, $20.0 million and $14.9 million recorded as interest expense during 2012, 2011 and 2010, respectively, with $255.0 million, $15.4 million and $5.7 million of payments recorded during 2012, 2011 and 2010, respectively.  The remaining liability will be paid in 2013, except for $1.0 million which will be paid at a future date when certain conditions are met.

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

The fair values of the acquired intangibles were determined using discounted cash flow models using a discount factor based on an estimated risk-adjusted weighted average cost of capital.  The customer relationships were valued using an opportunity cost model, the covenant not to compete using a "with and without" model, the trademarks using a relief-from-royalty model, the order backlog using a multi-period excess earnings model and the license agreements and lease agreements using incremental cash flow income approach models.

The acquisition resulted in the recognition of $115.1 million of goodwill, which will be deductible for tax purposes.  Goodwill largely consists of expected synergies resulting from the acquisition, such as the elimination of redundant corporate overhead for shared services and governance, the acquired assembled workforce, which does not qualify as an amortizable intangible asset, and the potential for product extensions, such as apparel.

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

Approximately £6.2 million ($10.2 million) of the purchase price payable to certain selling shareholders who are senior managers of Kurt Geiger has been rolled over into 5% Loan Notes (the "Loan Notes"), which are payable on or before April 16, 2016 and are subject to forfeiture in the event of termination of employment under certain circumstances.  This amount is recorded as compensation expense over the term of the Loan Notes and is not reported as a component of the cost of the acquisition.

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

The fair values of the acquired intangibles were determined using discounted cash flow models using a discount factor based on an estimated risk-adjusted weighted average cost of capital.  The customer relationships and order backlog were valued using multi-period excess earnings models, the trademarks using a relief-from-royalty model and the lease agreements using an incremental cash flow income approach model.

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

Brian Atwood

On July 2, 2012, we acquired an 80% interest in Brian Atwood-related intellectual property (the "intellectual property") from BA Holding Group, Inc., BKA International, Inc. and Brian Atwood, we acquired 100% of the equity interests in Atwood Italia S.r.l., and we acquired certain assets and assumed certain liabilities of Brian Atwood, Ltd. (collectively, "Brian Atwood").  The purchase price was $5.5 million, of which $5.0 million was paid in 2012.  We deferred $0.5 million of the purchase price, with payment subject to an indemnification holding period as set forth in the acquisition agreement.

The remaining 20% interest in the intellectual property was recorded as a noncontrolling interest, with the fair value based on projected cash flows related to that property.  Brian Atwood has the right, under certain conditions, to require us to repurchase a portion of his noncontrolling ownership interest at a predetermined multiple of the previous year's distributable cash flows generated by the intellectual property.

We pursued the acquisition of Brian Atwood to increase our international presence and further extend our reach into the designer footwear business.  Brian Atwood's luxury wholesale footwear business is reported in our international wholesale segment.

The following table summarizes the fair values of the assets acquired and liabilities assumed from Brian Atwood on July 2, 2012.

(In millions)	Weighted-average amortization life (in months)	Fair Value
Cash		$0.6
Accounts receivable		0.5
Other current assets		0.4
Property, plant and equipment		0.1
Intangible assets:
Trademarks	240	7.5
Goodwill		3.2
Customer relationships	6	0.4
Order backlog	3	0.7
Total assets acquired		13.4
Accounts payable		1.7
Notes payable		2.8
Other current liabilities		1.8
Deferred taxes		0.3
Other long-term liabilities		0.1
Total liabilities assumed		6.7
Fair value of noncontrolling interest		1.2
Total purchase price		$5.5

The gross contractual accounts receivable acquired from Brian Atwood was $0.5 million, all of which we expect to collect.

The fair values of the acquired intangibles were determined using discounted cash flow models using a discount factor based on an estimated risk-adjusted weighted average cost of capital.  The customer relationships were valued using a "with and without" model, the trademarks using a relief-from-royalty model and the order backlog using multi-period excess earnings model.

The acquisition resulted in the recognition of $3.2 million of goodwill, which is not expected to be deductible for tax purposes.  Goodwill largely consists of expected synergies resulting from the leveraging of the combined networks of partners, infrastructure and customer relationships to expand product distribution worldwide, as well as the acquired assembled workforce, which does not qualify as an amortizable intangible asset, and the potential for both product extensions, such as apparel, and the introduction of Brian Atwood retail locations.  The goodwill has been assigned to our domestic wholesale footwear and accessories segment, as we pursued the acquisition to acquire majority ownership interest in the Brian Atwood-related trademarks, under which our existing B Brian Atwood domestic footwear business is licensed.

The following table provides total revenues and results of operations from the acquired Brian Atwood business included in our results for 2012 subsequent to the acquisition.

(In millions)
Total revenues	$4.3
Loss before provision for income taxes	(5.6)

Pro Forma Information

The following table provides pro forma total revenues and results of operations for 2011 as if Kurt Geiger had been acquired on January 1, 2010.  The unaudited pro forma results reflect certain adjustments related to the acquisition, such as amortization expense on intangible assets acquired Kurt Geiger resulting from the fair valuation of assets acquired.  The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Kurt Geiger.  Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on January 1, 2010, nor are they indicative of the future operating results of the combined companies.

Pro forma total revenues and results of operations reflecting the acquisition of Brian Atwood are not presented, as the acquisition is not material to our financial position or our results of operations.

(In millions, except per share amounts)
2011
Total revenues	$3,915.5
Net income	50.0
Earnings per share attributable to Jones
Basic	$0.60
Diluted	0.59

The pro forma earnings for 2011 were adjusted to exclude $4.9 million of acquisition-related expenses incurred related to the acquisition of Kurt Geiger and $2.7 million of nonrecurring expense related to the fair value of Kurt Geiger acquisition-date order backlogs.

Acquisition Expenses

During 2010, pretax charges totaling $0.6 million and $5.4 million were recorded for legal expenses and other transactions related to the Moda and SWH acquisitions, respectively.  During 2011, pretax charges totaling $4.9 million were recorded for legal expenses and other transactions related to the Kurt Geiger acquisition.  During 2012, pretax charges totaling $0.7 million were recorded for legal expenses and other transactions related to the Brian Atwood acquisition.  These charges, which were expensed in accordance with the accounting guidance for business combinations, were recorded as SG&A costs in our licensing, other and eliminations segment.

EQUITY METHOD INVESTMENTS

On June 20, 2008, we acquired a 10% equity interest in GRI, an international accessories and apparel brand management and retail-distribution network, for $20.2 million.  On June 24, 2009, we increased our equity interest to 25% for an additional $15.2 million.  The selling shareholders of GRI were entitled to receive an additional cash payment equaling 60% of the amount of GRI's fiscal year 2011 net income that exceeded a certain threshold, and on June 21, 2012, we made a cash payment to them of $3.5 million in satisfaction of the obligation.  GRI is the exclusive licensee of several of our brands in Asia, including Nine West, Anne Klein, AK Anne Klein, Easy Spirit, Enzo Angiolini and Joan & David.  GRI also distributes other women's apparel, shoes and accessory brands not owned by us.  See "Accounts Receivable and Significant Customers" for additional information regarding GRI.

ACCOUNTS RECEIVABLE AND SIGNIFICANT CUSTOMERS

Accounts receivable consist of the following:

December 31,	2012	2011
(In millions)
Trade accounts receivable	$408.4	$367.9
Allowances for doubtful accounts, returns, discounts and co-op advertising	(27.4)	(28.3)
	$381.0	$339.6

A significant portion of our sales are to retailers throughout the United States and Canada.  We have one significant customer in our domestic wholesale sportswear, domestic wholesale jeanswear and domestic wholesale footwear and accessories operating segments.  Macy's, Inc. accounted for approximately 18%, 19% and 20% of consolidated gross revenues for 2012, 2011 and 2010, respectively, and accounted for approximately 17% and 18% of accounts receivable at December 31, 2012 and 2011, respectively.

Due to our 25% ownership interest in GRI, GRI is deemed to be a related party.  Included in accounts receivable are amounts due from GRI in the amount of $15.6 million and $19.7 million at December 31, 2012 and 2011, respectively.  Net revenues from GRI amounted to $66.3 million, $65.9 million and $71.6 million for 2012, 2011 and 2010, respectively.  On April 23, 2009, we converted $10.0 million of outstanding GRI accounts receivable to a three-year interest-bearing convertible note.  This note was repaid on April 20, 2012.

ACCRUED RESTRUCTURING COSTS

Jewelry

During 2009, we decided to discontinue the domestic manufacturing, product development and sourcing activities of our jewelry business, and during 2010 we announced the closing of our jewelry distribution center.  We accrued $1.0 million of termination benefits and associated employee costs during 2010 related to both decisions.  During 2010, 2011 and 2012, we recorded $2.7 million, $0.1 million and $0.4 million, respectively, of lease obligation costs relating to closed facilities.  These costs are reported as SG&A expenses in the domestic wholesale footwear and accessories segment.

The details of the jewelry restructuring accruals are as follows:

(In millions)	One-time termination benefits	Lease obligations	Total jewelry restructuring
Balance, January 1, 2010	$2.9	$-	$2.9
Additions	1.0	2.7	3.7
Payments and reductions	(2.6)	(0.4)	(3.0)
Balance, December 31, 2010	1.3	2.3	3.6
Additions	-	0.1	0.1
Payments and reductions	(1.3)	(0.9)	(2.2)
Balance, December 31, 2011	-	1.5	1.5
Additions	-	0.4	0.4
Payments and reductions	-	(0.5)	(0.5)
Balance, December 31, 2012	$-	$1.4	$1.4

The net accrual of $1.5 million at December 31, 2011 is reported as $0.4 million of accrued expenses and other current liabilities and $1.1 million of other noncurrent liabilities.  The net accrual of $1.4 million at December 31, 2012 is reported as $0.4 million of accrued expenses and other current liabilities and $1.0 million of other noncurrent liabilities.

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

The details of the Texas warehouse restructuring accruals are as follows:

(In millions)	One-time termination benefits	Lease obligations	Total Texas warehouse restructuring
Balance, January 1, 2010	$3.1	$-	$3.1
Additions	0.3	6.9	7.2
Payments and reductions	(3.4)	(2.8)	(6.2)
Balance, December 31, 2010	-	4.1	4.1
Additions	-	0.5	0.5
Payments and reductions	-	(3.7)	(3.7)
Balance, December 31, 2011	-	0.9	0.9
Payments and reductions	-	(0.1)	(0.1)
Balance, December 31, 2012	$-	$0.8	$0.8

The net accrual of $0.9 million at December 31, 2011 is reported as accrued expenses and other current liabilities.  The net accrual of $0.8 million at December 31, 2012 is reported as accrued expenses and other current liabilities.

Moderate Apparel Restructuring

 In connection with the exit from and reorganization of certain moderate apparel product lines, we decided to close certain New York offices, and on October 9, 2007, we announced the closing of warehouse facilities in Goose Creek, South Carolina.  During 2010, we reversed $1.4 million of previously recorded lease obligation costs relating to a sublease of one of the warehouse facilities.  All costs are reported as SG&A expenses in our domestic wholesale jeanswear segment.

The details of the moderate apparel restructuring accruals are as follows:

(In millions)	Lease obligations
Balance, January 1, 2010	$2.0
Reversals	(1.4)
Payments and reductions	(0.3)
Balance, December 31, 2010	0.3
Payments and reductions	(0.1)
Balance, December 31, 2011	0.2
Payments and reductions	(0.1)
Balance, December 31, 2012	$0.1

The net accrual of $0.2 million at December 31, 2011 is reported as $0.1 million of accrued expenses and other current liabilities and $0.1 million of other noncurrent liabilities.  The net accrual of $0.1 million at December 31, 2012 is reported as accrued expenses and other current liabilities.

Retail Stores

We continue to review our retail operations for underperforming locations.  As a result of these reviews, we have decided to close domestic retail locations that no longer provide strategic benefits.  During 2010, 2011 and 2012, we closed 191, 96 and 103 locations, respectively, and anticipate closing additional locations in 2013.  Total termination benefits and associated employee costs are expected to be $10.9 million for approximately 2,250 employees, including both store employees and administrative support personnel.  We accrued $3.0 million, $1.6 million and $1.7 million of termination benefits and associated employee costs during 2010, 2011 and 2012, respectively.  In connection with our decision to close these stores, we reviewed the associated long-term assets for impairments.  As a result of these reviews, we recorded $9.0 million, $8.0 million and $0.8 million of impairment losses in 2010, 2011 and 2012, respectively, on leasehold improvements and furniture and fixtures located in the stores to be closed.  These costs are reported as SG&A expenses in the domestic retail segment.

The details of the restructuring accruals are as follows:

(In millions)	One-time termination benefits
Balance, January 1, 2010	$1.9
Additions	3.0
Payments and reductions	(2.7)
Balance, December 31, 2010	2.2
Additions	1.6
Payments and reductions	(2.5)
Balance, December 31, 2011	1.3
Additions	1.7
Payments and reductions	(2.1)
Balance, December 31, 2012	$0.9

The net accruals of $1.3 million and $0.9 million at December 31, 2011 and 2012, respectively, are reported as accrued expenses and other current liabilities.

PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment are as follows:

December 31,	2012	2011	Useful lives (years)
(In millions)
Land and buildings	$78.1	$74.3	10 – 20
Leasehold improvements	255.3	272.5	1 – 20
Machinery, equipment and software	385.3	418.8	3 – 20
Furniture and fixtures	104.6	96.6	1 – 8
Construction in progress	20.1	14.6	-
	843.4	876.8
Less: accumulated depreciation and amortization	565.3	605.4
	$278.1	$271.4

Depreciation and amortization expense relating to property, plant and equipment (including capitalized leases) reflected in results from operations was $69.6 million, $67.5 million and $64.6 million in 2012, 2011 and 2010, respectively.  At December 31, 2012, we had outstanding commitments of approximately $20.0 million relating primarily to the construction or remodeling of retail store locations and office facilities.

Included in property, plant and equipment are the following capitalized leases:

December 31,	2012	2011	Useful lives (years)
(In millions)
Buildings	$37.8	$37.8	10 - 20
Machinery and equipment	0.2	13.0	3 - 5
	38.0	50.8
Less: accumulated amortization	21.2	31.9
	$16.8	$18.9

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method.  Accounting rules require that we test at least annually for possible goodwill impairment.  We perform our test in the fourth fiscal quarter of each year using a discounted cash flow analysis that requires that certain assumptions and estimates be made regarding industry economic factors and future profitability and cash flows.  We test goodwill at the segment level where acquired businesses have been fully integrated into our existing structure and at one level below the segment level where acquired businesses have not been fully integrated.  As a result of the 2012 impairment analysis, we determined that the goodwill balance existing in our international retail segment was impaired as a result of decreases in projected revenues and profitability for our Kurt Geiger retail business resulting from economic conditions in Europe.  Accordingly, we recorded an impairment charge of $47.6 million.

The following table presents, by segment and in total, changes in the carrying amount of goodwill for 2011 and 2012.

(In millions)	Domestic Wholesale Sportswear	Domestic Wholesale Jeanswear	Domestic Wholesale Footwear & Accessories	Domestic Retail	International Wholesale	International Retail	Total
Balance, January 1, 2011
Goodwill	$46.7	$519.2	$859.8	$120.6	$68.5	$-	$1,614.8
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	-	-	(1,453.0)
Net goodwill	46.7	-	46.6	-	68.5	-	161.8
Acquisition of Kurt Geiger	-	-	-	-	45.8	53.5	99.3
Foreign currency translation effects	-	-	-	-	(2.7)	(3.1)	(5.8)
Balance, December 31, 2011
Goodwill	46.7	519.2	859.8	120.6	111.6	50.4	1,708.3
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	-	-	(1,453.0)
Net goodwill	46.7	-	46.6	-	111.6	50.4	255.3
Acquisition of Brian Atwood	-	-	3.2	-	-	-	3.2
Impairment	-	-	-	-	-	(47.6)	(47.6)
Foreign currency translation effects	-	-	-	-	1.9	2.5	4.4
Balance, December 31, 2012
Goodwill	46.7	519.2	863.0	120.6	113.5	52.7	1,715.7
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	-	(47.4)	(1,500.4)
Net goodwill	$46.7	$-	$49.8	$-	$113.5	$5.3	$215.3

We also perform our annual impairment test for indefinite-lived trademarks during the fourth fiscal quarter of the year.  As a result of these analyses, we recorded trademark impairment charges of $21.5 million, $31.5 million and $37.6 million for 2012, 2011 and 2010, respectively, as a result of decreases in projected revenues for certain brands.  All trademark impairment charges for 2010 and 2011 are reported as SG&A expenses in the licensing, other and eliminations segment.  The charge for 2012 was recorded as a $21.4 million SG&A expense in the licensing, other and eliminations segment and a $0.1 million SG&A expense in the international retail segment.  We also determined that the acquired customer relationship intangible asset from the acquisition of Kurt Geiger was impaired due to decreases in projected wholesale revenues, and we recorded a $5.6 million impairment charge.  This impairment charge is reported as an SG&A expense in the international wholesale segment.

The components of other intangible assets are as follows:

December 31,	2012		2011
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	$151.6	$24.4	$146.3	$8.3
License agreements	61.4	54.5	61.4	52.4
Trademarks	24.5	4.9	17.1	1.6
Acquired favorable leases	13.1	3.5	12.8	2.0
Covenants not to compete	3.8	2.1	3.8	1.4
Acquired order backlog	-	-	2.6	2.6
	254.4	89.4	244.0	68.3
Indefinite-life trademarks	704.7	-	721.7	-
	$959.1	$89.4	$965.7	$68.3

Amortization expense for intangible assets subject to amortization was $16.8 million, $14.8 million and $18.1 million for 2012, 2011 and 2010, respectively.  Amortization expense for intangible assets subject to amortization for each of the years in the five-year period ending December 31, 2017 is estimated to be $14.2 million in 2013, $14.6 million in 2014, $13.3 million in 2015, $13.0 million in 2016 and $12.7 million in 2017.

The cash flow models we use to estimate the fair values of our goodwill and trademarks involve several assumptions.  Changes in these assumptions could materially impact our fair value estimates.  Assumptions critical to our fair value estimates are: (i) discount rates used to derive the present value factors used in determining the fair value of the reporting units and trademarks; (ii) royalty rates used in our trademark valuations; (iii) projected revenue growth rates; and (iv) projected long-term growth rates used in the derivation of terminal year values.  These and other assumptions are impacted by economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances.  The following table shows the assumptions we used to derive our fair value estimates as part of our annual impairment testing for 2012 and 2011.

	2012		2011
	Goodwill	Trademarks	Goodwill	Trademarks
Discount rates	12.0%	12.0%	11.0%	11.0%
Royalty rates	--	1.0% - 8.0%	--	4.0% - 8.0%
Weighted-average revenue growth rates	5.4%	6.2%	10.6%	5.6%
Long-term growth rates	3.0%	0% - 3.0%	3.0%	0% - 3.0%

While the fair value of each operating segment at December 31, 2012 significantly exceeded the segment's carrying value, should economic conditions and trends (such as reduced consumer spending or the failure to achieve projected results) deteriorate throughout 2013 and beyond, especially in the United Kingdom and Europe, the carrying values of trademarks and goodwill could become further impaired.

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

Our financial assets and liabilities are to be measured using inputs from the three levels of the fair value hierarchy, which are as follows:

•	Level 1 - inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date;

•	Level 2 - inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs); and

•	Level 3 - unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing assets or liabilities based on the best information available.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We have or had certain financial assets and liabilities that are required to be measured at fair value.  These include:

•	the assets and liabilities of The Jones Group Inc. Deferred Compensation Plan (the "Rabbi Trust"), which represent deferred employee compensation invested in mutual funds and which fall within Level 1 of the fair value hierarchy;
•	deferred director fees, which represent phantom units of our common stock that have a fair value based on the market price of our common stock and which fall within Level 1 of the fair value hierarchy;

•	foreign currency forward contracts, which have fair values calculated by comparing foreign exchange forward rates to the contract rates discounted at our incremental borrowing rate, which fall within Level 2 of the fair value hierarchy;
•	interest rate swap and cap contracts, which have or had fair values calculated by comparing current yield curves and LIBOR rates to the stated contract rates adjusted for estimated risk of counterparty nonperformance, which fall within Level 2 of the fair value hierarchy;
•	long-term debt that was hedged by interest rate swaps as a fair-value hedge, calculated by comparing current yield curves and LIBOR rates to the stated contract rates of the associated interest rate swaps, which falls within Level 2 of the fair value hierarchy; and
•	consideration liabilities recorded as a result of the acquisition of Moda and SWH, which have fair values based on our projections of financial results and cash flows for the acquired business and a discount factor based on our weighted average cost of capital, and which fall within Level 3 of the fair value hierarchy.

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis at December 31, 2011 and 2012.

(In millions) Description	Classification	Total Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2011:
Rabbi Trust assets	Prepaid expenses and other current assets	$7.5	$7.5	$-	$-
Interest rate swaps	Other long-term assets	5.5	-	5.5	-
Interest rate cap	Other long-term assets	0.2	-	0.2	-
Canadian Dollar – U.S. Dollar forward contracts	Prepaid expenses and other current assets	0.1	-	0.1	-
Total assets		$13.3	$7.5	$5.8	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$7.5	$7.5	$-	$-
Deferred director fees	Accrued expenses and other current liabilities	0.2	0.2	-	-
Acquisition consideration	Current portion of acquisition consideration payable	192.7	-	-	192.7
5.125% Senior Notes due 2014	Long-term debt	263.0	-	263.0	-
Acquisition consideration	Acquisition consideration payable, net of current portion	17.7	-	-	17.7
Total liabilities		$481.1	$7.7	$263.0	$210.4
December 31, 2012:
Rabbi Trust assets	Prepaid expenses and other current assets	$8.4	$8.4	$-	$-
Interest rate cap	Other long-term assets	-	-	-	-
British Pound – U.S. Dollar forward contract	Prepaid expenses and other current assets	-	-	-	-
Canadian Dollar – U.S. Dollar forward contracts	Prepaid expenses and other current assets	0.2	-	0.2	-
Total assets		$8.6	$8.4	$0.2	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$8.4	$8.4	$-	$-
Deferred director fees	Accrued expenses and other current liabilities	0.2	0.2	-	-
Acquisition consideration	Current portion of acquisition consideration payable	30.3	-	-	30.3
Acquisition consideration	Acquisition consideration payable, net of current portion	6.0	-	-	6.0
Total liabilities		$44.9	$8.6	$-	$36.3

The following table presents the changes in Level 3 acquisition consideration liabilities for 2011 and 2012.

(In millions)	Acquisition of Moda	Acquisition of SWH	Total Acquisition Consideration Payable
Balance, January 1, 2011	$22.9	$191.0	$213.9
Payments	-	(15.4)	(15.4)
Total adjustments included in earnings	(8.1)	20.0	11.9
Balance, December 31, 2011	14.8	195.6	210.4
Payments	(3.5)	(255.0)	(258.5)
Total adjustments included in earnings	(3.9)	88.3	84.4
Balance, December 31, 2012	$7.4	$28.9	$36.3

The following table represents quantitative information about the Level 3 contingent consideration liability measurements at December 31, 2012.

(In millions)	Fair Value at December 31, 2012	Valuation technique	Unobservable inputs	Range (Weighted Average)
Acquisition of Moda	$7.4	Discounted projection of financial results	Net sales growth Gross margin multiplier Discount rate	-30% - +10% (-2.7%) 1.50 - 1.63 (1.59) 11.7%
Acquisition of SWH	$28.9	Discounted projection of financial results and future cash flow	EBITDA (1) multiplier Discount rate	9.0 11.7%

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

The significant unobservable inputs used in the fair value measurement of the SWH contingent consideration liability are the EBITDA multiplier (as defined in the acquisition agreement) and a discount rate.  The EBITDA multiplier is based on the achieved level of EBITDA and has a contractual maximum of 9.0 as specified in the acquisition agreement.  There is no interrelationship between the discount rate and the other unobservable inputs.  Changes in the fair value of the contingent consideration liability for SWH are reported as adjustments to interest expense.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

In accordance with the fair value hierarchy described above, the following table shows the fair value of our non-financial assets and liabilities that were measured at fair value on a nonrecurring basis during the years ended December 31, 2010, 2011 and 2012, and the total losses recorded as a result of the remeasurement process.

(In millions)		Fair Value Measurements Using
Description	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobserv-able inputs (Level 3)	Total losses recorded during year
For the year ended December 31, 2010:
Property and equipment	$-	$-	$-	$-	$9.0
License agreement	-	-	-	-	2.6
Trademarks	107.2	-	-	107.2	37.6
For the year ended December 31, 2011:
Property and equipment	1.2	-	-	1.2	10.2
Transportation equipment	0.6	0.6	-	-	0.4
Trademarks	75.7	-	-	75.7	31.5
For the year ended December 31, 2012:
Property and equipment	0.1	-	-	0.1	1.1
Trademarks	43.6	-	-	43.6	21.5
Customer relationships	8.9	-	-	8.9	5.6
Goodwill	5.2	-	-	5.2	47.6

During 2010, 2011 and 2012, property and equipment utilized in our retail operations with carrying amounts of $9.0 million, $11.4 million and $1.2 million, respectively, were written down to fair values of zero, $1.2 million and $0.1 million, respectively, primarily as a result of our decision to close underperforming retail locations.  These losses were recorded as SG&A expenses in the domestic retail segment.  We consider long-term assets utilized in a retail location to be impaired when a pattern of operating losses at the location indicate that future operating losses are probable and that the resulting cash flows will not be sufficient to recover the carrying value of the associated long-term assets.

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

During 2012, certain acquired customer relationships from the acquisition of Kurt Geiger with a carrying amount of $14.5 million were written down to a fair value of $8.9 million due to decreases in projected wholesale revenues resulting from economic conditions in Europe.  The loss of $5.6 million was recorded as an SG&A expense in the international wholesale segment.

During 2012, trademarks with a carrying amount of $65.1 million were written down to a fair value of $43.6 million.  The loss of $21.5 million was recorded as a $21.4 million SG&A expense in the licensing, other and eliminations segment and a $0.1 million SG&A expense in the international retail segment.  For further information regarding the losses recorded for trademarks and goodwill, see "Goodwill and Other Intangible Assets."

During 2012, goodwill in our international retail segment with a carrying amount of $52.8 million was written down to a fair value of $5.2 million as a result of decreases in projected revenues and profitability for our Kurt Geiger retail business resulting from economic conditions in Europe.

Financial Instruments

As a result of our global operating and financing activities, we are exposed to changes in interest rates and foreign currency exchange rates which may adversely affect results of operations and financial condition.  In seeking to minimize the risks and/or costs associated with such activities, we manage exposure to changes in interest rates and foreign currency exchange rates through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  The instruments eligible for utilization include forward, option, swap and cap agreements.  We do not use financial instruments for trading or other speculative purposes.  At December 31, 2012, we had the following derivative financial instruments outstanding:

•	foreign exchange contracts to exchange Canadian Dollars for a total notional value of US $16.1 million at a weighted average exchange rate of 0.985 maturing through November 2013;
•	a foreign exchange contract to exchange 6.0 million British Pounds for U.S. Dollars at an exchange rate of 1.623 maturing in December 2013; and
•	an interest rate cap (to limit our exposure to increases in the variable rates of our previously-used interest rate swaps) maturing in November 2014.

At December 31, 2012 and 2011, the fair values of cash and cash equivalents, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments.  The estimated fair values of other financial instruments subject to fair value disclosures were valued using market comparable inputs.  These inputs include broker quotes, quoted market prices, interest rates and exchange rates for the same or similar instruments.  The fair value and related carrying amounts for items not disclosed elsewhere are as follows.

December 31,	2012			2011
(In millions)	Fair Value Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes, including hedged items recorded at fair value	1	$924.3	$884.5	$821.7	$692.6
Other long-term debt, including current portion	2	10.2	9.3	9.8	8.2
Note receivable from GRI	2	-	-	10.0	10.0

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

        Availability under the Credit Facility is determined with reference to a borrowing base consisting of a percentage of eligible inventory, accounts receivable, credit card receivables and licensee receivables, minus reserves determined by the joint collateral agents.  At December 31, 2012, we had no cash borrowings and $20.7 million of letters of credit outstanding, and our remaining availability was $385.9 million.  If availability under the Credit Facility falls below a stated level, we will be required to comply with a minimum fixed charge coverage ratio.  The Credit Facility also contains affirmative and negative covenants that, among other things, will limit or restrict our ability to (1) incur indebtedness, (2) create liens, (3) merge, consolidate, liquidate or dissolve, (4) make investments (including acquisitions), loans or advances, (5) sell assets, (6) enter into sale and leaseback transactions, (7) enter into swap agreements, (8) make certain restricted payments (including dividends and other payments in respect of capital stock), (9) enter into transactions with affiliates, (10) enter into restrictive agreements, and (11) amend material documents.  The Credit Facility is secured by a first priority lien on substantially all of our personal property.

SWH has a $1.5 million unsecured borrowing facility with a lending institution that expires on October 1, 2013 and is renewable on an annual basis, under which no cash borrowings and $0.8 million in letters of credit were outstanding at December 31, 2012.  Cash borrowings under this facility bear interest based on either the prevailing prime rate or the prevailing LIBOR rate plus 300 basis points.  SWH also has a €0.3 million variable-rate unsecured borrowing facility with a European lending institution that expires in March 2013 and is renewable on an annual basis, under which no amounts were outstanding at December 31, 2012.

The weighted-average interest rate for our credit facilities, based primarily on 30-day LIBOR borrowing rates, was 2.0% and 2.4% at December 31, 2012 and 2011, respectively.

LONG-TERM DEBT

Long-term debt consists of the following:

December 31,	2012	2011
(In millions)
Note Payable, due 2014	$0.1	$0.2
5.0% Loan Notes, due 2016	10.1	9.6
5.125% Senior Notes due 2014, net of unamortized discount of $0.1 and $0.1 and including fair value adjustments of $9.4 and $13.1	259.3	263.0
6.875% Senior Notes due 2019, net of unamortized premium of $3.4 and $0.0 and including fair value adjustments of $11.9 and $9.0	415.3	309.0
6.125% Senior Notes due 2034, net of unamortized discount of $0.3 and $0.3	249.7	249.7
	934.5	831.5
Less current portion	0.1	0.1
	$934.4	$831.4

Long-term debt maturities during the next five years amount to $0.1 million in 2013, $250.0 million in 2014 and $10.1 million in 2016.  All of our notes contain certain covenants, including, among others, restrictions on liens, sale-leaseback transactions and additional secured debt, and pay interest semiannually.  The weighted-average interest rate of our long-term debt, excluding the effects of our interest rate swaps, was 6.2% and 6.1% at December 31, 2012 and 2011, respectively.

In March 2011, we issued $300.0 million of 6.875% Senior Notes due 2019 (the "2019 Notes").  Net proceeds were $293.3 million, of which $45.0 million was used to repay amounts then outstanding under the Credit Facility.

In September 2012, we issued an additional $100.0 million of the 2019 Notes.  Net proceeds (including a premium of $3.5 million) were $100.9 million, which will be used for general corporate purposes.  These additional notes are being treated as a single series with, and have the same terms as, the previously issued 2019 Notes and are fungible with the previously-issued 2019 Notes.

In connection with the purchase of Kurt Geiger, approximately £6.2 million of the purchase price payable to certain selling shareholders who are senior managers of Kurt Geiger has been rolled over into 5% Loan Notes, which are payable on or before April 16, 2016 and are subject to forfeiture in the event of termination of employment under certain circumstances.  For more information, see "Acquisitions."

ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is comprised of the following:

December 31,	2012	2011
(In millions)
Foreign currency translation adjustments	$5.6	$(6.1)
Pension and postretirement liability adjustments	(23.6)	(23.5)
Unrealized losses on hedge contracts	0.1	-
	$(17.9)	$(29.6)

DERIVATIVES

We recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.  Additionally, the fair value adjustments will affect either equity or net income, depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

Interest Rate Swaps and Caps
On May 27, 2010, we entered into three interest rate swap transactions to effectively convert the entire amount of our $250 million fixed-rate 5.125% Senior Notes due 2014 (the "2014 Notes") to variable-rate debt.  Under the terms of the transactions, we were required to make semiannual variable-rate payments to the counterparties calculated based on three-month LIBOR rates (that were reset on the 15th day of each calendar quarter) plus 2.92%, and the counterparties were obligated to make semiannual fixed-rate payments to us of 5.125%.  Concurrently, we also entered into an interest rate cap, at a cost of $2.7 million, which limits our three-month LIBOR rate exposure to 5.0%.  The swap and cap transactions had an effective date of June 1, 2010 and a termination date of November 15, 2014, the date the 2014 Notes mature.  On October 18, 2010, we de-designated the hedging relationship between the swaps and the 2014 Notes and received $10.2 million upon termination of the swaps.  The related fair market valuation adjustment to the 2014 Notes is being amortized as a reduction of interest expense over the remaining life of the 2014 Notes.

On December 14, 2010, we entered into three interest rate swap transactions to effectively convert the entire amount of our $250 million fixed-rate 5.125% Senior Notes due 2014 (the "2014 Notes") to variable-rate debt.  Under the terms of the transactions, we were required to make semiannual variable-rate payments to the counterparties calculated based on three-month LIBOR rates (which were reset on the

15th day of each calendar quarter) plus 3.46%, and the counterparties were obligated to make semiannual fixed-rate payments to us of 5.125%.  The swap transactions had an effective date of December 17, 2010 and a termination date of November 15, 2014, the date the 2014 Notes mature.  On June 8, 2012, we de-designated the hedging relationship between the swaps and the 2014 Notes and received $5.7 million upon termination of the swaps.  The related fair market valuation adjustment to the 2014 Notes is being amortized as a reduction of interest expense over the remaining life of the 2014 notes.

On March 3, 2011, we entered into three interest rate swap transactions to effectively convert $150 million of our 2019 Notes to variable-rate debt.  Under the terms of the transactions, we were required to make semiannual variable-rate payments to the counterparties calculated based on three-month LIBOR rates (which were reset on the 15th day of each calendar quarter) plus 3.73%, and the counterparties were obligated to make semiannual fixed-rate payments to us of 6.875%.  The swap transactions had an effective date of March 7, 2011 and a termination date of March 15, 2019, the date the 2019 Notes mature.  On August 3, 2011 we de-designated the hedging relationship between the swaps and the 2019 Notes and received $8.1 million upon termination of the swaps.  The related fair market valuation adjustment to the 2019 Notes is being amortized as a reduction of interest expense over the remaining life of the 2019 Notes.

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

We recorded net increases in interest expense related to the ineffectiveness of the swaps and the changes in the fair value of the cap as follows.

Year Ended December 31,	2012	2011	2010
(In millions)
Interest rate swaps	$1.3	$1.0	$1.0
Interest rate cap	0.2	1.1	1.4
Net increase in interest expense	$1.5	$2.1	$2.4

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

Since the foreign currency derivatives we use in our risk management strategies are highly effective hedges because all the critical terms of the derivative instruments match those of the hedged item, we record no ineffectiveness related to our cash flow hedges.  If foreign currency exchange rates do not change from their December 31, 2012 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months will not be material.

We also currently have outstanding forward contracts to exchange British Pounds for U.S. Dollars.  These contracts have not been designated as hedges.  Therefore, changes in the fair value of these contracts are recorded in SG&A expenses, with the corresponding asset or liability recorded in the balance sheet.

The notional amounts of our foreign exchange contracts outstanding at December 31, 2012, 2011 and 2010 are as follows.  For additional information, see "Fair Values."

(In millions)	Notional Amounts
December 31,	2012	2011	2010
Canadian Dollar – U.S. Dollar forward exchange contracts	US$16.1	US$5.3	US$20.3
British Pound – U.S. Dollar forward exchange contract	£6.0	-	-

Fair Values of Derivative Instruments

(In millions)	December 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contracts		$-	Other long-term assets	$5.5
Foreign exchange contracts	Prepaid expenses and other current assets	0.2	Prepaid expenses and other current assets	0.1
Total derivative assets		$0.2		$5.6

Derivatives not designated as hedging instruments
Interest rate cap contract	Other long-term assets	$-	Other long-term assets	$0.2
Total derivative assets		$-		$0.2

Effect of Derivatives on the Statement of Operations - Derivatives Designated as Hedging Instruments

(In millions)		Amount of Pretax Gain (Loss) due to Ineffectiveness Recognized in Income
Derivative type	Location of Pretax Gain (Loss) due to Ineffectiveness Recognized in Income	2012	2011	2010
Interest rate swap contracts	Interest expense	$(1.3)	$(1.0)	$(1.0)

(In millions)	Amount of Pretax Gain (Loss) Recognized in Other Comprehensive Income				Amount of Pretax Gain (Loss) Reclassified from Other Comprehensive Income into Income
Derivative type	2012	2011	2010	Location of Pretax Loss Reclassified from Other Comprehensive Income into Income	2012	2011	2010
Foreign exchange contracts	$0.1	$(0.3)	$(0.3)	Cost of sales	$(0.1)	$(0.8)	$(0.1)

Effect of Derivatives on the Statement of Operations - Derivatives Not Designated as Hedging Instruments

(In millions)		Amount of Pretax Gain (Loss) Recognized in Income
Derivative type	Location of Pretax Gain (Loss) Recognized in Income	2012	2011	2010
Interest rate cap contract	Interest expense	$(0.2)	$(1.1)	$(1.4)
British Pound – U.S. Dollar forward contract	Selling, general and administrative expenses	-	-	-

OBLIGATIONS UNDER CAPITAL LEASES

Obligations under capital leases consist of the following:

December 31,	2012	2011
(In millions)
Warehouses, office facilities and equipment	$23.4	$25.2
Less: current portion	2.1	1.9
Obligations under capital leases - noncurrent	$21.3	$23.3

We lease an office facility in Bristol, Pennsylvania under a 20-year net lease that runs until July 2018 and requires minimum annual rent payments of approximately $1.2 million.  The building was capitalized at $12.2 million, which approximated the present value of the minimum lease payments.

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

The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 31, 2012:

Year Ending December 31,
(In millions)
2013	$3.7
2014	3.7
2015	3.7
2016	3.7
2017	3.7
Later years	13.6
Total minimum lease payments	32.1
Less: amount representing interest	8.7
Present value of net minimum lease payments	$23.4

COMMON STOCK

The Board of Directors has authorized several programs to repurchase our common stock from time to time in open market transactions.  We repurchased 4,203,618 shares of our common stock during 2012 for $44.0 million, 7,244,450 shares of our common stock during 2011 for $78.0 million and 740,000 shares of our common stock during 2010 for $10.7 million.  As of December 31, 2012, $171.4 million of Board authorized repurchases was still available.  We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition, although any such repurchases will be subject to limitations under our current revolving credit agreement.

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

(b) ROYALTIES.  We have an exclusive license to produce, market and distribute costume jewelry in the United States, Canada, Mexico and Japan under the Givenchy trademark pursuant to an agreement with Givenchy, which expires on December 31, 2013.  The agreement requires us to pay a percentage of net sales against guaranteed minimum royalty and advertising payments as set forth in the agreement.

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

We also have a distribution and retail license agreement with VCJS to distribute products bearing the trademarks Vince Camuto, Vince Camuto Signature and Jessica Simpson in various European territories.  The agreement, which ends on December 31, 2018 (unless terminated earlier or renewed) requires us to pay a percentage of net sales against guaranteed minimum royalty and pooled marketing fee payments as set forth in the agreement.  The agreement contains renewal options under certain conditions through December 31, 2024.

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

Minimum payments under these license agreements are as follows.

Year Ending December 31,	2013	2014	2015	2016	2017	2018
(In millions)
Givenchy	$0.6	$-	$-	$-	$-	$-
Jessica Simpson/Vince Camuto	3.1	3.9	0.5	0.5	0.5	0.5
Lipsy	0.1	0.1	0.1	-	-	-
	$3.8	$4.0	$0.6	$0.5	$0.5	$0.5

(c) LEASES.  Total rent expense charged to continuing operations for 2012, 2011 and 2010 was as follows.

Year Ended December 31,	2012	2011	2010
(In millions)
Minimum rent	$127.1	$119.4	$106.0
Contingent rent	2.5	3.5	2.8
Less: sublease rent	(2.3)	(4.5)	(2.9)
	$127.3	$118.4	$105.9

The following is a schedule by year of minimum rental payments required under operating leases:

Year Ending December 31,
(In millions)
2013	$135.3
2014	128.3
2015	116.7
2016	99.7
2017	77.4
Later years	387.9
$945.3

Certain of the leases provide for renewal options and the payment of real estate taxes and other occupancy costs.  Future rental commitments for leases have not been reduced by minimum non-cancelable sublease income aggregating $19.1 million.

STATEMENT OF CASH FLOWS

Year Ended December 31,	2012	2011	2010
(In millions)
Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$147.1	$45.9	$36.4
Net income tax payments (refunds)	5.8	(9.6)	39.5
Supplemental disclosures of non-cash investing and financing activities:
Fair value of restricted stock issued to employees	24.6	21.4	29.6
Shares withheld for taxes upon vesting of restricted stock	0.3	-	-
Note payable and deferred compensation recorded related to acquisition of Kurt Geiger	-	10.2	-
Acquisition consideration payable recorded for acquisition of Moda	-	-	18.8
Acquisition consideration payable recorded for acquisition of SWH	-	-	181.8

INCOME TAXES

The following summarizes the (benefit) provision for income taxes:

Year Ended December 31,	2012	2011	2010
(In millions)
Current:
Federal	$2.1	$(4.9)	$16.5
State and local	1.5	0.6	2.2
Foreign	9.9	6.0	7.5
	13.5	1.7	26.2
Deferred:
Federal	(11.6)	26.7	6.3
State and local	(2.6)	0.6	(0.7)
Foreign	(12.2)	(9.4)	(1.1)
	(26.4)	17.9	4.5
(Benefit) provision for income taxes	$(12.9)	$19.6	$30.7

The domestic and foreign components of (loss) income before (benefit) provision for income taxes are as follows:

Year Ended December 31,	2012	2011	2010
(In millions)
(Loss) income before (benefit) provision for income taxes
United States	$(2.4)	$72.7	$91.8
Foreign	(65.5)	(1.6)	(6.7)
	$(67.9)	$71.1	$85.1

The (benefit) provision for income taxes on adjusted historical income differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

Year Ended December 31,	2012	2011	2010
(In millions)
(Benefit) provision for Federal income taxes at the statutory rate	$(23.8)	$24.9	$29.8
State and local income taxes, net of federal benefit	(0.6)	0.9	0.9
Foreign income tax difference	(6.8)	(8.9)	(2.2)
Nondeductible goodwill impairment	16.7	-	-
Other items, net	1.6	2.7	2.2
(Benefit) provision for income taxes	$(12.9)	$19.6	$30.7

We have not provided for deferred U.S. income taxes or foreign withholding taxes on $48.2 million of foreign subsidiary undistributed earnings as of December 31, 2012.  The unrecorded U.S. tax liability associated with these undistributed earnings is approximately $15.4 million at December 31, 2012.  Such earnings are intended to be reinvested indefinitely and, therefore, no U.S. tax liability is required.

The following is a summary of the significant components of our deferred tax assets and liabilities:

December 31,	2012	2011
(In millions)
Deferred tax assets (liabilities):
Nondeductible accruals and allowances	$65.4	$52.9
Depreciation	2.8	8.9
Intangible asset valuation and amortization	(154.3)	(157.6)
Loss and credit carryforwards	43.4	39.0
Amortization of stock-based compensation	15.2	14.1
Deferred compensation	2.9	2.4
Inventory valuation	(6.8)	(8.3)
Pension	11.0	11.1
Gain on sale-leaseback transaction	1.7	1.9
Prepaid expenses	(2.1)	(2.7)
Display costs	(3.8)	(4.0)
Adjustments to acquisition consideration payable	7.8	5.9
Other (net)	0.1	0.4
Partnership differences	-	(4.6)
Unrealized translation loss	0.6	1.9
Fair value adjustment on interest rate swaps	1.3	1.8
Inventory overhead	0.1	(2.0)
Valuation allowances	(8.8)	(8.1)
Net deferred tax liability	$(23.5)	$(47.0)
Included in:
Current assets	33.2	26.4
Noncurrent liabilities	(56.7)	(73.4)
Net deferred tax liability	$(23.5)	$(47.0)

As of December 31, 2012, we had net operating loss carryforwards of $482.5 million (consisting of $6.8 million of federal, $416.4 million of state and $59.3 million of foreign carryforwards) which expire through 2032 and state tax credit carryforwards of $8.0 million, which expire through 2021.

Uncertain tax positions

Our total unrecognized tax benefits as of December 31, 2012 and 2011 were $0.3 million and $4.7 million, respectively (net of federal tax benefit), which included $0.0 million and $1.4 million of interest and penalties, respectively (net of federal tax benefit).

(In millions)	2012	2011

Uncertain tax positions, beginning of year	$4.7	$5.6
Decreases for tax positions related to prior years	(1.1)	(0.9)
Settlements with tax authorities during the year	(3.3)	-
Uncertain tax positions, end of year	$0.3	$4.7

If recognized as of December 31, 2012 and 2011, $0.3 million and $4.7 million, respectively (net of federal tax benefit) of our unrecognized tax benefit would reduce income tax expense and the effective tax rate.

We file a consolidated U.S. federal income tax return as well as separate, unitary and combined income tax returns in multiple state jurisdictions.  In addition, we file income tax returns in various foreign jurisdictions.

The Internal Revenue Service has completed examination of our federal returns for taxable years prior to 2009.  Our state income tax examinations, with limited exceptions, have been completed for the periods prior to 2008.  We reasonably expect to settle all ongoing audits by December 31, 2013.

STOCK OPTIONS AND RESTRICTED STOCK

Under The Jones Group Inc. 2009 Long Term Incentive Plan, we may grant stock options and other awards from time to time to key employees, officers, directors, advisors and independent consultants to us or to any of our subsidiaries.  Shares available for future option and restricted stock grants at December 31, 2012 and 2011 totaled 2.7 million and 3.2 million, respectively.

Compensation cost recorded for stock-based employee compensation awards (including awards to non-employee directors and consultants) reflected as an SG&A expense was $19.7 million, $16.7 million and $22.0 million for 2012, 2011 and 2010, respectively.  The total tax benefit recognized for the compensation cost recorded for stock-based employee compensation awards for 2012, 2011 and 2010 totaled $6.3 million, $5.1 million and $8.2 million, respectively.  Total compensation cost related to unvested awards not yet recognized at December 31, 2012 was $17.4 million, which is expected to be amortized over a weighted-average period of approximately 26 months.  Cash received from option exercises for 2010 was $0.6 million.  No options were exercised in 2011 or 2012.

Stock Options

In general, options become exercisable over either a three-year or five-year period from the grant date and expire seven years after the date of grant.  In certain cases for non-employee directors, options become exercisable six months after the grant date.  Our policy is to issue new shares upon the exercise of options and, when possible, to offset these new shares by repurchasing shares in the open market.

The following tables summarize information about stock option transactions and related information (options in millions):

	2012		2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1,	1.9	$36.50	4.4	$34.74	6.2	$32.79
Exercised	-	-	-	-	(0.1)	11.81
Cancelled	-	-	(0.1)	32.87	(0.4)	32.30
Expired	(1.9)	36.50	(2.4)	33.43	(1.3)	27.35
Outstanding, December 31,	-	$-	1.9	$36.50	4.4	$34.74
Exercisable, December 31,	-	$-	1.9	$36.50	4.4	$34.74

	2012	2011	2010
Weighted-average contractual term (in years) of:
Options outstanding at end of year	-	0.2	0.9
Options exercisable at end of year	-	0.2	0.9
Intrinsic value (in millions) of:
Options outstanding at end of year	$-	$-	$-
Options exercisable at end of year	$-	$-	$-
Options exercised during the year	$-	$-	$0.4
Fair value (in millions) of options vested during the year	$-	$-	$1.1

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

The following tables summarize information about unvested restricted stock transactions and related information (shares in millions):

	2012		2011		2010
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested, January 1,	5.0	$9.91	4.7	$10.79	3.6	$10.33
Granted	3.2	7.69	2.2	9.82	1.9	15.23
Vested	(1.5)	7.19	(1.5)	11.58	(0.6)	20.48
Forfeited	(0.8)	6.87	(0.4)	13.58	(0.2)	12.73
Nonvested, December 31,	5.9	$9.80	5.0	$9.91	4.7	$10.79

	2012	2011	2010
Fair value (in millions) of shares vested during the year	$10.9	$17.4	$13.8

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

We contributed approximately $8.3 million, $7.7 million and $7.0 million to our defined contribution plans during 2012, 2011 and 2010, respectively.

Defined Benefit Plans
We maintain the Pension Plan for Associates of Nine West Group Inc. (the "Cash Balance Plan").  The Cash Balance Plan expresses retirement benefits as an account balance which increases each year through interest credits, with service credits frozen as of either December 31, 1995 or February 15, 1999, depending on the participant.

Our funding policy is to contribute at least the minimum amount to meet the funding ratio requirements of the Pension Protection Act.  We plan to contribute $5.1 million to the Cash Balance Plan in 2013.  The measurement date for all plans is December 31.

Obligations and Funded Status

Year Ended December 31,	2012	2011
(In millions)
Change in benefit obligation
Benefit obligation, beginning of year	$56.8	$48.1
Interest cost	2.5	2.7
Actuarial loss - effect of assumption changes	5.6	9.9
Settlements	-	(2.4)
Benefits paid	(2.7)	(1.5)
Benefit obligation, end of year	62.2	56.8
Change in plan assets
Fair value of plan assets, beginning of year	35.0	35.6
Actual return on plan assets	5.3	(1.9)
Employer contribution	4.4	5.2
Settlements	-	(2.4)
Benefits paid	(2.7)	(1.5)
Fair value of plan assets, end of year	42.0	35.0
Underfunded status at end of year	$20.2	$21.8

Amounts Recognized on the Balance Sheet

December 31,	2012	2011
(In millions)
Noncurrent liabilities	$20.2	$21.8

Amounts Recognized in Accumulated Other Comprehensive Loss

December 31,	2012	2011
(In millions)
Net loss	$38.2	$37.3

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

December 31,	2012	2011
(In millions)
Projected benefit obligation	$62.2	$56.8
Accumulated benefit obligation	62.2	56.8
Fair value of plan assets	42.0	35.0

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income or Loss

Year Ended December 31,	2012	2011
(In millions)
Net Periodic Benefit Cost:
Interest cost	$2.5	$2.7
Expected return on plan assets	(2.6)	(2.6)
Settlement costs	-	1.9
Amortization of net loss	2.1	1.6
Total net periodic benefit cost	2.0	3.6
Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Loss:
Net loss	2.9	14.4
Recognition due to settlement	-	(1.9)
Amortization of net loss	(2.1)	(1.6)
Total recognized in other comprehensive loss	0.8	10.9
Total recognized in net periodic benefit cost and other comprehensive loss	$2.8	$14.5

The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2013 is $2.3 million.

Assumptions

	2012	2011
Weighted-average assumptions used to determine:
Benefit obligations at December 31
Discount rate	3.9%	4.6%
Expected long-term return on plan assets	7.0%	7.0%
Net periodic benefit cost for year ended December 31
Discount rate	4.6%	5.6%
Expected long-term return on plan assets	7.0%	7.0%

Significant assumptions related to the calculation of our obligations include the discount rate used to calculate the present value of benefit obligations to be paid in the future and the expected long-term rate of return on assets.  We review these assumptions annually based upon currently available information, including information provided by our actuaries.  Based on these reviews, we lowered the discount rate for benefit obligations at December 31, 2012 to 3.9%, as compared with 4.6% in the prior year, based on the Citigroup Above Median AA Spot Rates as of December 31, 2012.  At December 31, 2012, an unfavorable quarter-point (0.25%) change in the discount rate would increase our benefit obligation liability by $2.4 million and our 2013 expense by $0.1 million, while a quarter-point change in the expected long-term return on plan asset assumption would increase our 2013 expense by $0.1 million.

Estimated Future Benefit Payments

Year Ending December 31,
(In millions)
2013	$2.1
2014	2.2
2015	2.3
2016	2.3
2017	2.5
2018 through 2022	15.8
$27.2

Plan Assets
Our overall investment strategy is to diversify investments across types of investments and investment managers.  The primary objectives are to achieve a rate of return sufficient to meet current and future plan cash requirements and to emphasize long-term growth of principal while avoiding excessive risk and maintaining fund liquidity.  Permitted investment vehicles include investment-grade fixed income securities, domestic and foreign equity securities, mutual funds, guaranteed insurance contracts and real estate, while speculative and derivative investment vehicles, short selling and margin transactions are generally prohibited.  The investment managers have full discretion to manage their portion of the investments subject to the objectives and policies of the respective plans.  The performance of the investment managers is reviewed on a regular basis.  At December 31, 2012, the target allocation percentages for fund investments were 36% fixed income securities, 34.5% domestic equity securities, 19% international equity securities, 5.5% real estate and 5% cash and cash equivalents.

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

The fair values of our pension plan assets at December 31, 2012 and 2011 by asset class are presented in the following table.  All fair values are either based on quoted prices in active markets for identical assets (Level 1 in the fair value hierarchy) or derived from cash flows and interest rates (Level 2).

(In millions)	2012			2011
	Level 1	Level 2	Total	Level 1	Level 2	Total
Asset Class
Cash and equivalents	$3.5	$-	$3.5	$2.5	$-	$2.5
Equity securities:
U.S. companies (a)	16.4	-	16.4	12.4	-	12.4
International companies (b)	5.6	-	5.6	7.1	-	7.1
Real Estate (c)	2.3	-	2.3	0.6	-	0.6
Fixed income (d)	5.0	9.2	14.2	3.5	8.9	12.4
Total	$32.8	$9.2	$42.0	$26.1	$8.9	$35.0

(a)	This class consists of both index and actively managed mutual funds that invest in large and mid-cap U.S. common stocks.
(b)	This class consists of both index and actively managed mutual funds that invest in large and emerging market international common stocks.
(c)	This class consists of actively managed mutual funds that invest in real estate investment trusts.
(d)	This class consists of managed mutual funds that invest in high-grade corporate, government and mortgage backed securities.

Other Plans
We also maintain the Nine West Group Inc. Supplemental Executive Retirement Plan, the Nine West Group Inc. Postretirement Executive Life Plan, the Nine West Group, Inc. Postretirement Medical Plan and the Nine West Group Inc. Long Term Disabled Postemployment Benefit Plan, all of which are frozen and none of which have a material effect on our results of operations or on our financial position.  These plans, which are unfunded, were underfunded by $4.5 million at December 31, 2012.  Of this amount, $0.3 million is reported under accrued expenses and other current liabilities and $4.2 million is reported under other noncurrent liabilities.

We also maintain The Jones Group Inc. Deferred Compensation Plan, a non-qualified defined contribution plan for certain management and other highly compensated employees (the "Rabbi Trust").  Under the plan, participants may elect to have up to 90% of their salary and annual bonus deferred and deposited with a qualified trustee, who in turn invests the money in a variety of investment vehicles as selected by each participant.  The assets of the Rabbi Trust, consisting of primarily debt and equity securities, are recorded at current market prices (Level 1 in the fair value hierarchy).  The trust assets are available to satisfy claims of our general creditors in the event of bankruptcy.  The trust's assets, included in prepaid expenses and other current assets, and the corresponding deferred compensation liability, included in accrued employee compensation and benefits, were $8.4 million and $7.5 million at December 31, 2012 and 2011, respectively.  This plan has no effect on our results of operations.

Multiemployer Pension Plans

We participate in several multiemployer defined benefit plans under terms of collective-bargaining agreements that cover certain union-represented employees, none of which are significant.  We contributed $0.2 million, $0.2 million and $0.3 million to our multiemployer plans in 2012, 2011 and 2010, respectively.  The risks of participating in these multiemployer plans differ from our other defined benefit plans in the following respects:

•	assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers;
•	if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and
•	if we choose to stop participating in a multiemployer plan, we may be required to contribute an amount to that plan based on the underfunded status of the plan (referred to as a withdrawal liability).

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

Summarized below are our revenues, income, depreciation and amortization and total assets by reportable segment for 2012, 2011 and 2010.  We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets.  Therefore, we do not represent that these segments, if operated independently, would report the operating profit and other financial information shown below.

(In millions)	Domestic Wholesale Sportswear	Domestic Wholesale Jeanswear	Domestic Wholesale Footwear & Accessories	Domestic Retail	International Wholesale	International Retail	Licensing, Other & Eliminations	Consolidated
For the year ended December 31, 2012
Revenues	$782.0	$746.7	$919.7	$584.6	$330.0	$388.9	$46.2	$3,798.1
Segment income (loss)	$38.0	$53.0	$57.4	$(51.7)	$33.8	$5.5	$(13.7)	122.3
Net interest expense								(145.1)
Equity in income of unconsolidated affiliate								2.5
Goodwill impairment								(47.6)
Loss before benefit for income taxes								$(67.9)
Depreciation and amortization	$5.8	$1.1	$8.7	$13.3	$3.0	$23.8	$54.1	$109.8
For the year ended December 31, 2011
Revenues	$892.3	$773.7	$848.0	$631.2	$329.5	$260.4	$50.2	$3,785.3
Segment income (loss)	$74.0	$49.6	$40.9	$(37.9)	$35.5	$6.9	$(28.5)	140.5
Net interest expense								(73.3)
Equity in income of unconsolidated affiliate								3.9
Income before provision for income taxes								$71.1
Depreciation and amortization	$9.0	$1.2	$10.4	$17.2	$4.3	$12.9	$49.8	$104.8
For the year ended December 31, 2010
Revenues	$965.2	$819.9	$841.5	$651.2	$269.6	$47.0	$48.3	$3,642.7
Segment income (loss)	$80.4	$72.3	$53.7	$(45.5)	$25.8	$6.7	$(48.5)	144.9
Net interest expense								(58.9)
Equity in loss of unconsolidated affiliate								(0.9)
Income before provision for income taxes								$85.1
Depreciation and amortization	$17.9	$1.2	$18.6	$17.4	$1.2	$1.3	$56.3	$113.9
Total Assets
December 31, 2012	$1,061.8	$683.7	$1,112.2	$288.0	$254.9	$377.1	$(1,182.2)	$2,595.5
December 31, 2011	1,034.7	638.6	1,001.3	254.6	238.7	396.4	(849.0)	2,715.3
December 31, 2010	771.5	661.6	849.5	217.9	173.1	13.6	(354.8)	2,332.4

Revenues from external customers and long-lived assets excluding deferred taxes related to continuing operations in the United States and foreign countries are as follows:

On or for the Year Ended December 31,	2012	2011	2010
(In millions)
Revenues from external customers:
United States	$3,018.0	$3,119.2	$3,245.2
United Kingdom	343.7	216.1	11.9
Canada	146.1	152.2	136.5
Other foreign countries	290.3	297.8	249.1
	$3,798.1	$3,785.3	$3,642.7
Long-lived assets:
United States	$1,072.0	$1,100.2	$1,188.6
United Kingdom	290.4	335.4	-
Other foreign countries	136.4	124.2	52.7
	$1,498.8	$1,559.8	$1,241.3

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

Condensed Consolidating Balance Sheets
(In millions)
	December 31, 2012				December 31, 2011
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
ASSETS
Current assets:
Cash and cash equivalents	$82.6	$67.0	$-	$149.6	$195.8	$43.0	$-	$238.8
Accounts receivable	191.0	190.0	-	381.0	182.9	156.7	-	339.6
Inventories	261.7	226.2	(1.2)	486.7	270.5	220.9	(0.3)	491.1
Prepaid and refundable income taxes	18.6	0.3	(13.4)	5.5	5.3	4.9	1.7	11.9
Deferred taxes	17.9	15.3	-	33.2	13.2	13.2	-	26.4
Prepaid expenses and other current assets	23.6	18.2	(1.1)	40.7	21.5	26.2	-	47.7
Total current assets	595.4	517.0	(15.7)	1,096.7	689.2	464.9	1.4	1,155.5
Property, plant and equipment	64.6	213.5	-	278.1	64.9	206.5	-	271.4
Due from affiliates	-	319.0	(319.0)	-	-	1,604.4	(1,604.4)	-
Goodwill	49.9	165.4	-	215.3	46.7	208.6	-	255.3
Other intangibles	6.0	863.7	-	869.7	6.9	890.5	-	897.4
Deferred taxes	93.0	-	(93.0)	-	80.6	-	(80.6)	-
Investments in subsidiaries	1,745.6	38.9	(1,745.6)	38.9	3,047.9	35.6	(3,047.9)	35.6
Other assets	67.7	29.1	-	96.8	79.3	20.8	-	100.1
Total assets	$2,622.2	$2,146.6	$(2,173.3)	$2,595.5	$4,015.5	$3,431.3	$(4,731.5)	$2,715.3
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$-	$2.2	$-	$2.2	$-	$2.0	$-	$2.0
Current portion of acquisition consideration payable	30.3	-	-	30.3	192.7	1.4	-	194.1
Accounts payable	156.2	101.3	-	257.5	139.7	96.5	-	236.2
Income taxes payable	22.1	12.9	(33.6)	1.4	11.2	8.3	(18.1)	1.4
Accrued expenses and other current liabilities	79.1	82.8	(1.1)	160.8	79.0	67.3	-	146.3
Total current liabilities	287.7	199.2	(34.7)	452.2	422.6	175.5	(18.1)	580.0
Long-term debt	934.4	-	-	934.4	831.3	0.1	-	831.4
Obligations under capital leases	-	21.3	-	21.3	-	23.3	-	23.3
Income taxes payable	0.5	-	-	0.5	6.7	-	-	6.7
Deferred taxes	-	155.7	(99.0)	56.7	-	160.0	(86.6)	73.4
Acquisition consideration payable	6.0	-	-	6.0	17.7	-	-	17.7
Due to affiliates	319.0	-	(319.0)	-	1,604.4	-	(1,604.4)	-
Other	93.1	25.0	-	118.1	67.7	25.7	-	93.4
Total liabilities	1,640.7	401.2	(452.7)	1,589.2	2,950.4	384.6	(1,709.1)	1,625.9
Redeemable noncontrolling interest	-	0.6	-	0.6	-	-	-	-
Equity:
Common stock and additional paid-in capital	521.6	948.0	(948.0)	521.6	522.6	2,352.4	(2,352.4)	522.6
Retained earnings	477.8	793.1	(769.8)	501.1	572.1	704.3	(680.2)	596.2
Accumulated other comprehensive loss	(17.9)	2.8	(2.8)	(17.9)	(29.6)	(10.2)	10.2	(29.6)
Total Jones stockholders' equity	981.5	1,743.9	(1,720.6)	1,004.8	1,065.1	3,046.5	(3,022.4)	1,089.2
Noncontrolling interests	-	0.9	-	0.9	-	0.2	-	0.2
Total equity	981.5	1,744.8	(1,720.6)	1,005.7	1,065.1	3,046.7	(3,022.4)	1,089.4
Total liabilities and equity	$2,622.2	$2,146.6	$(2,173.3)	$2,595.5	$4,015.5	$3,431.3	$(4,731.5)	$2,715.3

Condensed Consolidating Statements of Operations
(In millions)

	Year Ended December 31, 2012				Year Ended December 31, 2011				Year Ended December 31, 2010
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net sales	$2,258.4	$1,520.4	$(28.2)	$3,750.6	$2,370.0	$1,387.0	$(23.0)	$3,734.0	$2,512.5	$1,095.2	$(14.2)	$3,593.5
Licensing income	0.2	46.0	-	46.2	0.1	50.1	-	50.2	0.1	48.2	-	48.3
Other revenues	1.3	-	-	1.3	1.1	-	-	1.1	0.9	-	-	0.9
Total revenues	2,259.9	1,566.4	(28.2)	3,798.1	2,371.2	1,437.1	(23.0)	3,785.3	2,513.5	1,143.4	(14.2)	3,642.7
Cost of goods sold	1,517.7	928.1	(18.4)	2,427.4	1,568.3	882.7	(10.9)	2,440.1	1,643.9	746.3	(3.0)	2,387.2
Gross profit	742.2	638.3	(9.8)	1,370.7	802.9	554.4	(12.1)	1,345.2	869.6	397.1	(11.2)	1,255.5
Selling, general and administrative expenses	854.8	381.0	(8.9)	1,226.9	893.5	291.5	(11.8)	1,173.2	950.9	133.2	(11.1)	1,073.0
Trademark impairments	-	21.5	-	21.5	-	31.5	-	31.5	-	37.6	-	37.6
Goodwill impairment	-	47.6	-	47.6	-	-	-	-	-	-	-	-
Operating (loss) income	(112.6)	188.2	(0.9)	74.7	(90.6)	231.4	(0.3)	140.5	(81.3)	226.3	(0.1)	144.9
Net interest expense (income) and financing costs	143.1	2.0	-	145.1	76.7	(3.4)	-	73.3	64.4	(5.5)	-	58.9
Equity in income (loss) of unconsolidated affiliate	-	2.5	-	2.5	-	3.9	-	3.9	-	(0.9)	-	(0.9)
(Loss) income before (benefit) provision for income taxes	(255.7)	188.7	(0.9)	(67.9)	(167.3)	238.7	(0.3)	71.1	(145.7)	230.9	(0.1)	85.1
(Benefit) provision for income taxes	(77.5)	65.1	(0.5)	(12.9)	(36.1)	74.2	(18.5)	19.6	(42.9)	75.0	(1.4)	30.7
(Loss) income before earnings of subsidiaries	(178.2)	123.6	(0.4)	(55.0)	(131.2)	164.5	18.2	51.5	(102.8)	155.9	1.3	54.4
Equity in earnings of subsidiaries	122.9	-	(122.9)	-	163.7	-	(163.7)	-	155.9	-	(155.9)	-
Net (loss) income	(55.3)	123.6	(123.3)	(55.0)	32.5	164.5	(145.5)	51.5	53.1	155.9	(154.6)	54.4
Less: income attributable to noncontrolling interests	-	1.1	-	1.1	-	0.8	-	0.8	-	0.6	-	0.6
(Loss) income attributable to Jones	$(55.3)	$122.5	$(123.3)	$(56.1)	$32.5	$163.7	$(145.5)	$50.7	$53.1	$155.3	$(154.6)	$53.8

Condensed Consolidating Statements of Other Comprehensive (Loss) Income
(In millions)

	Year Ended December 31, 2012				Year Ended December 31, 2011				Year Ended December 31, 2010
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net (loss) income	$(55.3)	$123.6	$(123.3)	$(55.0)	$32.5	$164.5	$(145.5)	$51.5	$53.1	$155.9	$(154.6)	$54.4
Other comprehensive income (loss):
Pension and postretirement liability adjustments, net of tax	(0.1)	-	-	(0.1)	(7.1)	(1.2)	1.2	(7.1)	(1.7)	-	-	(1.7)
Change in fair value of cash flow hedges, net of tax	-	-	-	-	(0.2)	(0.2)	0.2	(0.2)	(0.3)	(0.3)	0.3	(0.3)
Reclassification adjustment for hedge gains and losses included in net (loss) income, net of tax	0.1	0.1	(0.1)	0.1	0.5	0.5	(0.5)	0.5	0.1	0.1	(0.1)	0.1
Foreign currency translation adjustments	11.7	11.4	(11.4)	11.7	(14.4)	(14.4)	14.4	(14.4)	1.1	1.1	(1.1)	1.1
Total other comprehensive income (loss)	11.7	11.5	(11.5)	11.7	(21.2)	(15.3)	15.3	(21.2)	(0.8)	0.9	(0.9)	(0.8)
Comprehensive (loss) income	$(43.6)	$135.1	$(134.8)	$(43.3)	$11.3	$149.2	$(130.2)	$30.3	$52.3	$156.8	$(155.5)	$53.6

Condensed Consolidating Statements of Cash Flows
(In millions)

	Year Ended December 31, 2012				Year Ended December 31, 2011				Year Ended December 31, 2010
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net cash provided by operating activities	$19.2	$109.2	$(15.7)	$112.7	$192.7	$97.8	$(18.8)	$271.7	$66.6	$90.6	$(15.9)	$141.3
Cash flows from investing activities:
Acquisition of KG Group Holdings, net of cash acquired	-	-	-	-	(143.1)	-	-	(143.1)	-	-	-	-
Acquisition of Stuart Weitzman Holdings, net of cash acquired	-	-	-	-	-	-	-	-	(159.3)	-	-	(159.3)
Acquisition of Moda Nicola International	-	-	-	-	(2.5)	-	-	(2.5)	(14.4)	-	-	(14.4)
Acquisition of Brian Atwood, net of cash acquired	(5.0)	0.6	-	(4.4)	-	-	-	-	-	-	-	-
Contingent consideration paid related to investment in GRI Group Limited	-	(3.5)	-	(3.5)	-	-	-	-	-	-	-	-
Capital expenditures	(19.8)	(56.7)	-	(76.5)	(37.3)	(60.7)	-	(98.0)	(18.6)	(22.4)	-	(41.0)
Proceeds from sale of trademark	-	5.0	-	5.0	-	-	-	-	-	-	-	-
Other items, net	-	(0.1)	-	(0.1)	-	0.1	-	0.1	-	0.4	-	0.4
Net cash used in investing activities	(24.8)	(54.7)	-	(79.5)	(182.9)	(60.6)	-	(243.5)	(192.3)	(22.0)	-	(214.3)
Cash flows from financing activities:
Issuance of 6.875% Senior Notes due 2019	103.5	-	-	103.5	300.0	-	-	300.0	-	-	-	-
Debt issuance costs	(2.6)	-	-	(2.6)	(6.6)	-	-	(6.6)	-	-	-	-
Costs related to secured revolving credit agreement	(0.3)	-	-	(0.3)	(3.3)	-	-	(3.3)	(7.3)	-	-	(7.3)
Repayment of acquired debt of KG Group Holdings	-	-	-	-	(174.1)	-	-	(174.1)	-	-	-	-
Repayment of long-term debt	-	(0.1)	-	(0.1)	-	(0.1)	-	(0.1)	-	(0.2)	-	(0.2)
Cash distributions to former owners of Stuart Weitzman Holdings	-	-	-	-	-	-	-	-	-	(19.0)	-	(19.0)
Distributions to noncontrolling interests	-	(1.0)	-	(1.0)	-	(0.7)	-	(0.7)	-	(0.6)	-	(0.6)
Payments of acquisition consideration payable	(151.0)	(12.9)	-	(163.9)	-	(10.1)	-	(10.1)	-	(4.3)	-	(4.3)
Repurchases of common stock	(44.0)	-	-	(44.0)	(78.0)	-	-	(78.0)	(10.7)	-	-	(10.7)
Proceeds from exercise of employee stock options	-	-	-	-	-	-	-	-	0.6	-	-	0.6
Dividends paid	(15.5)	(15.7)	15.7	(15.5)	(16.6)	(18.8)	18.8	(16.6)	(17.2)	(15.9)	15.9	(17.2)
Principal payments on capital leases	-	(1.9)	-	(1.9)	-	(1.7)	-	(1.7)	-	(2.6)	-	(2.6)
Excess tax benefits from share-based payment arrangements	2.3	-	-	2.3	1.6	-	-	1.6	1.2	-	-	1.2
Net cash (used in) provided by financing activities	(107.6)	(31.6)	15.7	(123.5)	23.0	(31.4)	18.8	10.4	(33.4)	(42.6)	15.9	(60.1)
Effect of exchange rates on cash	-	1.1	-	1.1	-	(0.6)	-	(0.6)	-	0.5	-	0.5
Net (decrease) increase in cash and cash equivalents	(113.2)	24.0	-	(89.2)	32.8	5.2	-	38.0	(159.1)	26.5	-	(132.6)
Cash and cash equivalents, beginning	195.8	43.0	-	238.8	163.0	37.8	-	200.8	322.1	11.3	-	333.4
Cash and cash equivalents, ending	$82.6	$67.0	$-	$149.6	$195.8	$43.0	$-	$238.8	$163.0	$37.8	$-	$200.8

UNAUDITED CONSOLIDATED FINANCIAL INFORMATION

Unaudited interim consolidated financial information for the two years ended December 31, 2012 is summarized as follows:

(In millions except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Net sales	$923.4	$844.3	$1,024.6	$958.3
Total revenues	936.0	854.8	1,035.4	971.9
Gross profit	343.5	326.2	364.6	336.5
Operating income (loss)(1)	40.2	21.7	62.7	(49.9)
Net (loss) income	(1.0)	8.4	17.8	(80.1)
Basic (loss) earnings per share	$(0.01)	$0.11	$0.23	$(1.06)
Diluted (loss) earnings per share	(0.01)	0.10	0.22	(1.06)
Dividends declared per share	$0.05	$0.05	$0.05	$0.05
2011
Net sales	$949.0	$876.7	$1,030.1	$878.1
Total revenues	961.3	887.4	1,043.0	893.6
Gross profit	330.7	323.1	371.9	319.6
Operating income (loss)(2)	61.2	44.9	60.4	(25.9)
Net income (loss)	25.9	5.4	41.2	(20.9)
Basic earnings (loss) per share	$0.30	$0.06	$0.50	$(0.27)
Diluted earnings (loss) per share	0.30	0.06	0.49	(0.27)
Dividends declared per share	$0.05	$0.05	$0.05	$0.05

Quarterly figures may not add to full year due to rounding.

(1)	Includes trademark impairments of $21.5 million and goodwill impairment of $47.6 million in the fourth fiscal quarter of 2012.
(2)	Includes trademark impairments of $31.5 million in the fourth fiscal quarter of 2011.

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

We have made changes to our internal controls and procedures over financial reporting to address the implementation of SAP, an enterprise resource planning ("ERP") system.  We began the process of implementing SAP throughout The Jones Group Inc. and our consolidated subsidiaries in 2006.  SAP will integrate our operational and financial systems and expand the functionality of our financial reporting processes.  During the fourth fiscal quarter of 2012, no additional businesses were converted to this system.  We have adequately controlled the transition to the new processes and controls, with no negative impact to our internal control environment.  We expect to continue the implementation of this system to all locations over a multi-year period.  As the phased roll out occurs, we will experience changes in internal control over financial reporting each quarter.  We expect this ERP system to further advance our control environment by automating manual processes, improving management visibility and standardizing processes as its full capabilities are utilized.

Management's Annual Report on Internal Control Over Financial Reporting

Management's report on Internal Control Over Financial reporting appears on page 52.  Our independent registered public accounting firm, BDO USA, LLP, has issued an audit report on our internal control over financial reporting, which appears on page 54.

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

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2012.  For further information, see "Stock Options and Restricted Stock" in Notes to Consolidated Financial Statements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	2,710,685
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	2,710,685

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The following financial statements are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2012 and 2011

Consolidated Statements of Operations - Years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income (Loss) - Years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Equity - Years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows - Years ended December 31, 2012, 2011 and 2010

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

February 22, 2013	THE JONES GROUP INC. (Registrant) By: /s/ Wesley R. Card Wesley R. Card Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on this page to this Annual Report on Form 10-K for the year ended December 31, 2012 (the "Form 10-K") constitutes and appoints Wesley R. Card, John T. McClain and Ira M. Dansky, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Form 10-K, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and grants unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might and could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Wesley R. Card Wesley R. Card	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2013
/s/ John T. McClain John T. McClain	Chief Financial Officer (Principal Financial Officer)	February 22, 2013
/s/ Christopher R. Cade Christopher R. Cade	Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 22, 2013
/s/ Sidney Kimmel Sidney Kimmel	Director	February 22, 2013
/s/ Matthew H. Kamens Matthew H. Kamens	Director	February 22, 2013
/s/ Gerald C. Crotty Gerald C. Crotty	Director	February 22, 2013
/s/ Lowell W. Robinson Lowell W. Robinson	Director	February 22, 2013
/s/Margaret H. Georgiadis Margaret H. Georgiadis	Director	February 22, 2013
/s/ Robert L. Mettler Robert L. Mettler	Director	February 22, 2013
/s/ John D. Demsey John D. Demsey	Director	February 22, 2013
/s/ Jeffrey D. Nuechterlein Jeffrey D. Nuechterlein	Director	February 22, 2013
/s/ Ann Marie C. Wilkins Ann Marie C. Wilkins	Director	February 22, 2013

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

2.2
Common Unit Purchase Agreement, dated as of May 5, 2010, by and among, IPC/SW, LLC, JAG Footwear, Accessories and Retail Corporation and Jones Apparel Group, Inc. (incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K dated May 5, 2010).

2.3
Share Sale and Purchase Agreement dated June 2, 2011 among Jones Apparel Group Holdings, Inc., Graphite Capital Management LLP, Carta Capital Investments II S. àr.l., Harrods (UK) Limited and certain selling shareholders named therein (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated June 2, 2011).

2.4	Management Loan Note Instrument of Jones Apparel Group Holdings, Inc. dated June 2, 2011 (incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K dated June 2, 2011).
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the nine months ended October 2, 2010).
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the three months ended March 31, 2012.
4.1	Form of Certificate evidencing shares of common stock of The Jones Group Inc. (incorporated by reference to Exhibit 4.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010).
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

Exhibit No.	Description of Exhibit[1]
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

4.8
Underwriting Agreement dated as of September 20, 2012, among The Jones Group Inc., Jones Apparel Group Holdings, Inc., Jones Apparel Group USA, Inc. and JAG Footwear, Accessories and Retail Corporation (collectively, the "Issuers") and Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives for the several underwriters (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K dated September 25, 2012).

10.1	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005).†
10.2
Form of Agreement Evidencing Stock Option Awards Under the 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004).†

10.3
Form of Agreement Evidencing Restricted Stock Awards Under the 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the three months ended April 2, 2005).†

10.4
Amended and Restated Employment Agreement dated March 11, 2002, between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the three months ended April 6, 2002).†

10.5
Amended and Restated Employment Agreement dated April 4, 2002, between Jones Apparel Group, Inc. and Ira M. Dansky (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the three months ended April 6, 2002).†

10.6
Buying Agency Agreement dated August 31, 2001, between Nine West Group Inc. and Bentley HSTE Far East Services Limited (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the nine months ended October 6, 2001).

10.7
Buying Agency Agreement dated November 30, 2001, between Nine West Group Inc. and Bentley HSTE Far East Services, Limited (incorporated by reference to Exhibit 10.22 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.8
Amendment dated February 28, 2003 to the Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.22 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).†

Exhibit No.	Description of Exhibit[1]
10.9
Amendment dated February 28, 2003 to the Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Ira M. Dansky (incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).†

10.10
Amendment No. 2 dated March 8, 2006 to Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated March 8, 2006).†

10.11
The Jones Group Inc. Deferred Compensation Plan for Outside Directors, as amended and restated effective as of January 1, 2005 (amended to reflect corporate name change only) (incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010).†

10.12
Form of Agreement Evidencing Restricted Stock Awards for Outside Directors Under the 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the three months ended April 2, 2005).†

10.13
The Jones Group Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2010 (amended to reflect corporate name change only) (incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010).†

10.14
Amendment No. 3 dated April 17, 2007 to Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated April 17, 2007).†

10.15*	Summary Sheet of Compensation of Non-Management Directors of The Jones Group Inc.†
10.16
The Jones Group Inc. 2007 Executive Annual Cash Incentive Plan, as amended (amended to reflect corporate name change only) (incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010).†

10.17
Amendment No. 4 dated July 12, 2007 to Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Wesley R. Card  (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated July 11, 2007).†

10.18	Employment Agreement dated as of July 11, 2007 between Jones Apparel Group, Inc. and John T. McClain (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated July 11, 2007).†
10.19
Amendment No. 2 dated December 10, 2007 to Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Ira M. Dansky (incorporated by reference to Exhibit 10.39 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007).†

10.20
Amendment No. 1, dated as of June 2, 2009, to Buying Agency Agreement between Nine West Footwear Corporation and Bentley HSTE Far East Services Limited (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2009).

10.21
The Jones Group Inc. 2009 Long Term Incentive Plan, as amended (amended to reflect corporate name change only) (incorporated by reference to Exhibit 10.32 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010).†

10.22	Form of Section 409A Amendment to Employment Agreement (incorporated by reference to Exhibit 10.43 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009).†
10.23
Amendment No. 2 dated December 8, 2009 to Employment Agreement between Jones Apparel Group, Inc. and John T. McClain dated as of July 11, 2007 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated December 8, 2009).†

10.24
Form of Agreement Evidencing Restricted Stock Awards Under the 2009 Long Term Incentive Plan (incorporated by reference to Exhibit 10.35 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010).†

Exhibit No.	Description of Exhibit[1]
10.25
Form of Agreement Evidencing Restricted Stock Awards for Outside Directors Under the 2009 Long Term Incentive Plan (incorporated by reference to Exhibit 10.36 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010).†

10.26
Employment Agreement dated as of January 31, 2010, between Jones Apparel Group, Inc. and Richard Dickson (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated January 31, 2010). †

10.27
Amendment No. 6 dated as of February 9, 2010 to the Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 9, 2010).†

10.28
Amendment No. 4 dated as of February 9, 2010 to the Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Ira M. Dansky (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 9, 2010).†

10.29
Amendment No. 1 to Employment Agreement dated as of February 8, 2011 between The Jones Group Inc. and Richard Dickson (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 8, 2011).†

10.30
Amendment No. 2 dated March 28, 2011 to Buying Agency Agreement between JAG Footwear, Accessories and Retail Corporation (as successor in interest to Nine West Footwear Corporation) and Bentley HSTE Far East Services Limited (incorporated by reference to Exhibit 10.1 of our Current Report on Form 10-Q for the fiscal quarter ended April 2, 2011).

10.31
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

10.32
Amendment No. 3 dated as of July 8, 2011 to the Buying Agency Agreement between JAG Footwear, Accessories and Retail Corporation and Bentley HSTE Far East Services Limited (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated July 8, 2011).

10.33
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

10.34
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

Exhibit No.	Description of Exhibit[1]
10.35

Employment Agreement dated December 5, 2007 between Jones Apparel Group, Inc. and Christopher R. Cade (incorporated by reference to Exhibit 10.43 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011).†

10.36

Amendment No. 1 dated July 18, 2008 to Employment Agreement between Jones Apparel Group, Inc. and Christopher R. Cade (incorporated by reference to Exhibit 10.44 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011).†

10.37

Amendment No. 2 dated October 4, 2010 to Employment Agreement between Jones Apparel Group, Inc. and Christopher R. Cade (incorporated by reference to Exhibit 10.45 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011).†

10.38

Amendment No. 3 dated May 17, 2012 to Employment Agreement between The Jones Group Inc. and John T. McClain dated as of July 11, 2007 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated May 17, 2012).†

10.39

Amendment No. 2 to Employment Agreement dated as of February 21, 2013 between The Jones Group Inc. and Richard Dickson (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 21, 2013).†

10.40*	The Jones Group Inc. Severance Plan, as amended, and Summary Plan Description (modified to reflect change in officer's title).†
12*	Computation of Ratio of Earnings to Fixed Charges.
21*	List of Subsidiaries.
23*	Consent of BDO USA, LLP.
31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32♦	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
____________________
[1]	Exhibits filed with Forms 10-K, 10-Q, 8-K or Schedule 14A of The Jones Group Inc. were filed under SEC File No. 001-10746.
*	Filed herewith.
♦	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
The Jones Group Inc.
New York, New York

The audits referred to in our report dated February 22, 2013 relating to the consolidated financial statements of The Jones Group Inc., which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

New York, New York
February 22, 2013

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the International BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

SCHEDULE II
THE JONES GROUP INC.
VALUATION AND QUALIFYING ACCOUNTS
 YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012
(In Millions)
Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at beginning of period	Charged against revenues or to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
Accounts receivable allowances
Allowance for doubtful accounts
For the year ended December 31:
2010	$3.2	$(0.2)	$-		$1.2	(1)	$1.8
2011	1.8	1.3	-		0.2	(1)	2.9
2012	2.9	0.3	-		0.4	(1)	2.8
Allowance for sales returns
For the year ended December 31:
2010	5.7	34.3	0.1	(2)	32.2	(3)	7.9
2011	7.9	38.4	-		36.4	(3)	9.9
2012	9.9	40.1	-		41.2	(3)	8.8
Allowance for sales discounts
For the year ended December 31:
2010	6.2	72.8	-		71.9	(3)	7.1
2011	7.1	69.3	-		69.9	(3)	6.5
2012	6.5	59.0	-		59.5	(3)	6.0
Allowance for co-op advertising
For the year ended December 31:
2010	9.7	23.6	-		21.6	(3)	11.7
2011	11.7	22.3	-		25.0	(3)	9.0
2012	9.0	28.7	-		27.9	(3)	9.8
Deferred tax valuation allowance
For the year ended December 31:
2010	5.8	-	-		-		5.8
2011	5.8	2.3	-		-		8.1
2012	8.1	0.7	-		-		8.8
_________________________
(1)            Doubtful accounts written off against accounts receivable.
(2)            Represents effects of foreign currency translation.
(3)            Deductions taken by customers written off against accounts receivable.