Form 10-K/A
period 2012-12-31
JONES GROUP INC
filed 2013-04-30
CIK 874016

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

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A (this "Amendment") amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, originally filed on February 22, 2013 (the "Original Filing").  We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2012.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the United States Securities and Exchange Commission, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

        Except as described above, no other changes have been made to the Original Filing.  The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

As used in this Amendment, unless the context requires otherwise, "the Company," "Jones," "our"  and "we" means The Jones Group Inc. and consolidated subsidiaries, "NYSE" means New York Stock Exchange, "SEC" means the United States Securities and Exchange Commission and "ASC" means the "FASB Accounting Standards Codification®."

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

Certain information concerning our executive officers is contained in the discussion entitled "Executive Officers of the Registrant" in Part I of our Form 10-K filed with the SEC on February 22, 2013.

Board of Directors

Our Board of Directors currently has ten members.  All of the directors were previously elected by stockholders at the 2012 Annual Meeting of Stockholders.  The following information as to our directors, as of April 1, 2013, is based upon our records and information furnished to us by the directors.

Name	Age	Other Positions with Jones and Principal Occupation	Has served as director since
Wesley R. Card	65	Chief Executive Officer	2007
Sidney Kimmel	85	Chairman of the Board*	1975
Matthew H. Kamens	61	Attorney	2001
Gerald C. Crotty	61	President of Weichert Enterprise, LLC	2005
Lowell W. Robinson	64	Former Chief Financial Officer and Chief Operating Officer of MIVA, Inc.	2005
Robert L. Mettler	72	Retired President of Special Projects of Macy's, Inc.	2009
Margaret H. Georgiadis	49	President, Americas, Google Inc.	2009
John D. Demsey	57	Group President, The Estée Lauder Companies Inc.	2011
Jeffrey D. Nuechterlein	55	Managing Partner, Isis Capital LLC	2011
Ann Marie C. Wilkins	59	Chief Executive Officer and President, Wilkins Management, Inc.	2011
*Non-executive position

Mr. Card has served as our Chief Executive Officer since July 2007.  He also served as our President from July 2007 to February 8, 2010.  Mr. Card was our Chief Operating Officer from March 2002 to July 2007 and also our Chief Financial Officer from March 2007 to July 2007.  He had previously served as our Chief Financial Officer from 1990 to March 2006.  Mr. Card was the President and Chief Financial Officer of Carolyne Roehm, Inc. from 1988 to 1990.  Prior to that, he held various positions at Warnaco, Inc., Bank of Boston and PriceWaterhouse & Co.

We believe Mr. Card's qualifications to sit on our Board include his over 30 years' experience in the apparel industry, his business acumen and financial knowledge, and his deep understanding of our company and its operations derived from 16 years as our Chief Financial Officer, five years as our Chief Operating Officer and almost six years as our Chief Executive Officer.

Mr. Kimmel founded the Jones Apparel Division of W.R. Grace & Co. in 1970.  Mr. Kimmel served as our executive Chairman from 1975 to December 31, 2010 and as Chief Executive Officer from 1975 to May 2002.  Effective January 1, 2011, Mr. Kimmel ceased to be our executive Chairman and became our non-executive Chairman of the Board.  Prior to founding Jones, Mr. Kimmel was employed by W.R. Grace & Co. and was President of Villager, Inc., a sportswear company.

We believe Mr. Kimmel's qualifications to sit on our Board include his over 50 years' experience in the fashion industry and broad knowledge of our business, including as our founder, as our executive Chairman for 36 years, and as our Chief Executive Officer for 27 years.

Mr. Kamens has been employed by Mr. Kimmel as a lawyer and personal advisor since 2001.  Since April 2009, he has also been Of Counsel to the law firm of Cozen O'Connor.  Previously, he practiced law with the law firm of Wolf Block, LLP, where he served as its Chairman from 1995 to 2001 and was Of Counsel from 2001 to April 2009.  He has practiced law for more than 30 years.

We believe Mr. Kamens' qualifications to sit on our Board include his background and analytical skills as a lawyer and the experience he has gained as a trustee with significant responsibilities for businesses with large real estate holdings, including regional shopping centers, as well as the understanding of our business acquired over a decade of service on our Board.

Mr. Crotty has served as President of Weichert Enterprise, LLC, a private equity investment firm, since 2001.  He previously served as Chairman of Excelsior Ventures Management LLC from 1999 to 2001.  From 1991 to 1998, he held various executive positions with ITT Corporation and its affiliates, including President and Chief Operating Officer of ITT Consumer Financial Corporation and Chairman, President and Chief Executive Officer of ITT Communications and Information Services.  Prior to that time, he served as both Counsel, and then later as Secretary, to the Governor of New York State.  Mr. Crotty serves on the Board of Trustees of AXA Premier VIP Trust, where he serves on the Compliance, Nominating and Compensation and Audit Committees.  He previously served on the Board of Directors of Cinedigm Digital Cinema Corp., where he served on the Compensation Committee.  Mr. Crotty also serves on the boards of several portfolio companies of Weichert Enterprise.

We believe Mr. Crotty's qualifications to sit on our Board include extensive experience in strategic planning and operational and corporate governance expertise, as well as the knowledge and perspective derived from his experience on other boards and compensation committees.

Mr. Robinson served as the Chief Financial Officer and Chief Operating Officer of MIVA, Inc., an online advertising network, from August 2007 through March 2009.  He joined MIVA in 2006 as Chief Financial Officer and Chief Administrative Officer.  He had previously served as the President of LWR Advisors from 2002 to 2006 and as the Chief Financial Officer and Chief Administrative Officer at HotJobs.com from 2000 to 2002.  He previously held senior financial positions at Advo, Inc., Citigroup Inc. and Kraft Foods, Inc.  Mr. Robinson served on the Board of Advisors for the University of Wisconsin School of Business from 2006 to 2010.  He previously served on the Board of Directors of International Wire Group, Inc., where he served as chairman of the Audit Committee from 2003 to 2009, and on the Board of Directors of Independent Wireless One, Diversified Investment Advisors and Edison Schools Inc.  He is a member of the Smithsonian Libraries Advisory Board and serves as Chairman of the Board for two private publishing and digital media companies.

We believe Mr. Robinson's qualifications to sit on our Board include extensive executive experience in corporate finance, financial reporting, strategic planning and Internet expertise, as well as his corporate governance expertise.  Our Board of Directors has determined that Mr. Robinson is an audit committee financial expert.

Mr. Mettler was President of Special Projects of Macy's, Inc. from February 2008 until his retirement in January 2009.  He previously served as Chairman and Chief Executive Officer of Macy's West, a division of Macy's, Inc., from 2002 to 2008 and as President and Chief Operating Officer of Macy's West from 2000 to 2002.  Prior to joining Macy's, Mr. Mettler held various executive positions in the retail industry, including President of Merchandising - Full Line Stores of Sears, Roebuck and Co. from 1996 to 2000, President of Apparel and Home Fashions of Sears from 1993 to 1996, and President and Chief Executive Officer of Robinson's May Company from 1987 to 1993.  Mr. Mettler also serves on the Board of Directors of Stein Mart, Inc., where he serves as Chairman of the Strategic Committee, and on the Board of Directors of Quiksilver, Inc., where he serves on the Compensation Committee.

We believe Mr. Mettler's qualifications to sit on our Board include his over 49 years of experience in the retail industry, including more than 20 years in leadership positions with major department stores, his merchandising and marketing expertise, and his insights into Macy's, Inc., which has been our largest customer for many years.

Ms. Georgiadis has served as the President, Americas of Google Inc. since October 2011.  From March 2011 to September 2011, she was the Chief Operating Officer of Groupon, Inc.  From October 2009 to March 2011, she was the Vice President, Global Sales Operations of Google Inc.  From January 2009 until October 2009, she served as a Principal of Synetro Capital LLC, a private investment firm.  From 2004 to 2008, she served as the Executive Vice President of Card Products and Chief Marketing Officer of Discover Financial Services.  Prior to joining Discover, she was a Partner at McKinsey & Company, a global management consulting firm, from 1990 to 2004, where she co-led the Marketing and Retail Practices and founded the Customer Acquisition and Management and Retail Marketing Practices.

We believe Ms. Georgiadis' qualifications to sit on our Board include her extensive range of knowledge and experience derived from providing strategic planning, risk management, operational, organizational and merger and acquisition advisory services to retail and marketing businesses, as well as her management and corporate finance skills.

Mr. Demsey has been Group President of The Estée Lauder Companies Inc. since July 2006.  He had previously served as Global Brand President of Estée Lauder and M.A.C (Make-up Art Cosmetics) from 2005 to July 2006 and as President and Managing Director of M.A.C from 1998 to 2005.  From 1991 to 1998, Mr. Demsey held several positions with Estée Lauder, including Senior Vice President of Sales and Education for Estée Lauder USA and Canada.  Prior to joining Estée Lauder, Mr. Demsey was Vice President of Sales with the Specialty Division of Revlon, Inc. from 1988 to 1991.  He previously held various positions with Benetton Group Spa, Saks Fifth Avenue Inc., Bloomingdale's Inc. and Macy's, Inc. Mr. Demsey serves as Chairman of the M.A.C AIDS Fund.

We believe Mr. Demsey's qualifications to sit on our Board include his extensive executive experience in global merchandising, marketing and branding and his experience with and knowledge concerning a number of our customers who are also customers of Estée Lauder.

Mr. Nuechterlein founded Isis Capital LLC, a venture capital and hedge fund in Alexandria, Virginia, in 2000 and has been its Managing Partner since its formation.  From 1997 until 2000, he served as Managing Director and Chief Investment Officer, Pension Fund Investments, at National Gypsum Company.  Prior to joining National Gypsum Company, Mr. Nuechterlein was Senior Counsel to the U.S. Trade Representative from 1995 until 1996.  He had previously practiced law with Dewey Ballantine, LLP from 1992 until 1995, served as Special Assistant for Policy to the Governor of Virginia from 1990 to 1991, and served as Counsel to the U.S. Senate's Judiciary Subcommittee on Technology from 1989 until 1990, and he practiced law with Covington & Burling from 1987 until 1989.  Mr. Nuechterlein serves on the Board of Trustees of Chesapeake Lodging Trust, where he is a member of the Nominating and Corporate Governance Committee, and on the Board of Directors of Cartica Capital.  He also serves on the Boards of Trustees of The College Foundation at the University of Virginia, The Potomac School in McLean, Virginia, Americans for Oxford, Inc. and the Classical American Homes Preservation Trust in New York, and is a member of the Council on Foreign Relations in New York.

We believe Mr. Nuechterlein's qualifications to sit on our Board include his extensive experience in strategic planning and corporate finance, as well as his knowledge of government and of international trade relations and regulations.

Ms. Wilkins founded Wilkins Management, Inc., an entertainment management company in Cambridge, Massachusetts, in 1986 and has served as its Chief Executive Officer and President since its formation.  In 2001, Ms. Wilkins co-founded Marsalis Music, an independent jazz record company, for which she has served as a senior adviser and director since its founding.  Prior to founding Wilkins Management, Ms. Wilkins was employed as an attorney with Arnold & Porter and as an accountant with KPMG LLP.  Ms. Wilkins serves as Chairman of the Board of New Orleans Habitat Musicians' Village, Inc. and serves on the Board of Trustees of the Berklee College of Music.

We believe Ms. Wilkins' qualifications to sit on our Board include her extensive experience in marketing and branding and the entertainment industry.

Audit Committee

The Board of Directors maintains a standing Audit Committee.  The Audit Committee has been established in accordance with Section 3(a)(58)A of the Securities Exchange Act of 1934, as amended, and is currently comprised of Mr. Robinson (Chair), Ms. Georgiadis and Mr. Nuechterlein.  The Audit Committee operates under a written charter adopted by the Board.  The Audit Committee charter is available on our website, www.jonesgroupinc.com (under the "Our Company - Corporate Governance" caption).

The Audit Committee assists the Board in oversight of (1) the integrity of our financial statements, (2) our independent registered public accountants' qualifications and independence, (3) the performance of our internal audit function and the independent registered public accountants and (4) our compliance with legal and regulatory requirements.  In addition, the Audit Committee renders its report for inclusion in our annual proxy statement.

The Audit Committee is also responsible for retaining (subject to stockholder ratification), evaluating and, if it deems appropriate, terminating our independent registered public accountants.

The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from us for, outside legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties.  Each of the current members of the Audit Committee meets the enhanced standards for the independence of audit committee members under SEC rules and New York Stock Exchange listing standards, and is financially literate, as required of audit committee members by the New York Stock Exchange.  The Board has determined that Lowell W. Robinson is an audit committee financial expert.  The Board had also determined that Donna F. Zarcone, who served on the Audit Committee until the 2012 annual meeting of stockholders (at which she did not stand for re-election), was also an audit committee financial expert.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC and the New York Stock Exchange, and to furnish us with copies of, reports of ownership and changes in ownership of our common stock.  Based on a review of our records and written representations of our directors and executive officers, all Section 16(a) reports for 2012 were filed on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Committee

The Board of Directors maintains a standing Compensation Committee.  The Compensation Committee assists the Board in discharging its responsibilities relating to compensation of our Chief Executive Officer and other executives in light of such factors as our compensation philosophy, competitive practices and such other factors as the Committee deems appropriate.  In addition, the Compensation Committee renders its report for inclusion in our annual proxy statement.

Each of the current members of the Compensation Committee meets the enhanced standards for independence of compensation committee members under SEC rules and the NYSE listing standards.

The Committee has retained Compensation Advisory Partners LLP ("CAP"), an outside compensation consultant.  The consultant reports directly to the Compensation Committee.  For a description of the scope and nature of CAP's engagement with respect to our executive compensation program, see "Executive Compensation - Compensation Discussion and Analysis - Oversight of Our Executive Compensation Program" in this proxy statement.  CAP provides advice on the structure of our director compensation program and assists the Nominating/Corporate Governance Committee in the periodic review of our director compensation in comparison to that of peer companies.

The Compensation Committee's process includes executive sessions where the Committee meets alone, or with its consultant, tax counsel or other legal advisors, without the presence of management.  The Compensation Committee Chair also regularly consults with other Committee members, management, the Committee's consultant and the Committee's other advisors.  The Committee has exclusive authority to determine the compensation of our named executive officers, as well as to make equity grants to other executives who are subject to Section 16 of the Securities Exchange Act of 1934, pursuant to Rule 16a-2.  The Committee also exercises authority to determine the compensation for other individuals who report directly to our Chief Executive Officer and our President.

The Compensation Committee has the authority to designate a "CEO Committee," composed of the director serving as our Chief Executive Officer, and to delegate to the CEO Committee the authority to:

•	direct the grant of awards to persons who are eligible to receive awards under our 2009 Long Term Incentive Plan in connection with either the hiring or promotion of such persons and
•
determine the number of shares covered by such awards, the types and terms of any such options to be granted and the exercise prices of such options, and the terms and conditions of vesting and the purchase price, if any, of any such grants of restricted stock or restricted stock units.

However, the CEO Committee does not have authority to:

•
grant awards to our chief executive officer or to any other eligible individual who at the time of the award is, or is reasonably expected to become, subject to the provisions of Section 16 of the Securities Exchange Act of 1934, pursuant to Rule 16a-2,

•
during any calendar year, grant options to purchase more than 200,000 shares in the aggregate, grant more the 75,000 shares of restricted stock in the aggregate, or grant more than 75,000 restricted stock units in the aggregate or

•
grant to any person eligible to receive an award under our 2009 Long Term Incentive Plan awards of options to purchase more than 25,000 shares in the aggregate and/or awards of more than 10,000 shares of restricted stock in the aggregate and/or awards of more than 10,000 restricted stock units in the aggregate.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during 2012 were Messrs. Crotty, Robinson, Mettler, and Demsey.  No current member of the Compensation Committee has, and no former member had during his service on the Compensation Committee, a relationship that would constitute an interlocking relationship with our executive officers or our other directors.

Board Oversight of Risk

The Board exercises its oversight of our company's risks through regular reports to the Board from Mr. Card, in his role as Chief Executive Officer, and other members of senior management on areas of material risk, actions and strategies to mitigate those risks and the effectiveness of those actions and strategies.  The Board also administers its risk oversight function through its Audit and Compensation Committees.

The Audit Committee discusses with management our policies with respect to risk assessment and risk management, including our major financial and other risk exposures and the steps management has taken to monitor and control those risks.  Members of senior management with responsibility for oversight of particular risks report to the Audit Committee periodically throughout the year.  Our senior vice president of internal audit and compliance, with assistance from our outside internal audit firm, prepares annually a comprehensive risk assessment report which identifies the material business risks (including strategic, operational, financial reporting and compliance risks) for Jones as a whole, as well as for each business unit, and identifies the controls that address and mitigate those risks.  Our senior vice president of internal audit and compliance and the outside internal audit firm review that report with the Audit Committee each year.  The Audit Committee reports to the full Board annually, or more frequently as required, on its review of our risk management.

Management has assessed how our compensation policies and practices for our employees impact risk and reported on its assessment to the Compensation Committee.  Representatives of our Internal Audit and Human Resources Departments, in consultation with the Compensation Committee's independent compensation consultant, performed a risk analysis of our compensation programs for all employees.  Management first identified all employee compensation programs and the basic components of each program.  Management then identified key risks and, for those risks, identified both structural mitigating factors and mitigating controls in our internal control processes. Based on this risk analysis, management determined those policies and practices are not reasonably likely to have a material adverse effect on us.  The Compensation Committee reviewed management's assessment and discussed it with management.
Compensation Discussion and Analysis
The Compensation Committee of the Board of Directors (the "Committee") establishes the compensation of our executive officers named in the 2012 Summary Compensation Table (the "named executive officers"), within a compensation program designed to attract, retain and motivate executives who enable us to achieve our strategic and financial goals.  The compensation program delivers a substantial portion of the total compensation of our named executive officers in the form of performance-contingent cash and equity awards.
Executive Summary
2012 Financial Results
Our company's financial results in 2012, 2011 and 2010, are shown below:
Measure	2012	2011	2010
Revenues (in millions)	$3,798.1	$3,785.3	$3,642.7
(Loss) Earnings Per Share	(0.72)	0.61	0.62
Operating Income (in millions)	74.7	140.5	144.9
Operating Cash Flow (in millions)	112.7	271.7	141.3

The 2012 financial results in the table above are as reported in our audited financial statements.  The financial performance metrics utilized in establishing goals and determining achieved results under our annual and long-term performance-based compensation plans described in this discussion are based on 2012 Adjusted Results (see "Annual Cash Incentives Earned for 2012 Performance" below).

Overview of 2012 Executive Compensation Program

•	More than 60% of the total direct compensation (i.e., salary, annual cash incentives and equity) of our named executive officers was composed of performance-based compensation.

•	Annual cash incentives are earned based on performance against pre-established corporate financial metrics and, for certain named executive officers, against individual qualitative performance goals.

•	For the 2012 performance year, the Committee changed the structure of awards under the annual cash incentive plan by:

•	Introducing earnings per share ("EPS") as a third corporate financial performance metric, in addition to operating income and operating cash flow;

•
Changing the weighting of the corporate financial performance metrics to increase the emphasis on profitability, as measured by EPS and operating income, and to reduce the emphasis on operating cash flow; and

•	Increasing the threshold financial performance goal for operating income that must be achieved for payment of an incentive cash award to 75% of budget, from 70%.

•
Our corporate performance with respect to operating cash flow was well above the budgeted target, and our corporate performance with respect to operating income was below the budgeted target but above the threshold goal, which resulted in the payment of annual cash incentive awards to our named executive officers ranging from 104% to 107% of target.

•
Our primary long-term equity incentive program consists of performance-contingent restricted stock grants.  Vesting of 50% of the shares depends on achievement of three-year cumulative operating cash flow targets.  The remaining 50% is contingent on our three-year total shareholder return performance compared to a peer group of apparel, retail and footwear companies.

•
50% of the shares granted in 2010 were earned based on cumulative operating cash flow performance for 2010 through 2012, but since we did not achieve our objectives with respect to our cumulative total shareholder return performance for that period relative to that of our peer companies, 50% of the performance-contingent shares were forfeited.

 Changes for 2013

The Committee considered the results of the 2012 stockholder advisory vote approving our executive compensation program, where we received 97% support for our program.  As a result, the Committee continued most aspects of our executive compensation program for 2013.  However, the Committee approved two changes to the structure of awards under the annual cash incentive plan for the 2013 performance year in order to increase the performance orientation of, and simplify, the cash incentive program.

The weighting of the performance factors for senior corporate executives other than Messrs. Card and Dickson was changed so that corporate operating income accounts for 50%, corporate operating cash flow accounts for 25%, and individual qualitative goals account for 25%.  As a result, EPS is no longer included as a corporate performance factor for senior corporate executives other than Messrs. Card and Dickson.

This simplifies the structure of awards by reducing the number of performance factors.  It also recognizes that these executives have less ability to impact our EPS than do Messrs. Card and Dickson.

The weighting of the performance factors for Messrs. Card and Dickson remains the same as in 2012, with corporate operating income accounting for 50%, EPS accounting for 15% and operating cash flow accounting for 35%.  EPS was retained as a corporate performance factor for Messrs. Card and Dickson, because these two executives have a greater ability to impact our EPS than other senior corporate executives.

In 2013, the weighting of the performance factor tied to individual qualitative goals will vary depending on the achievement of the corporate financial performance metrics.  For those participants whose performance factors include individual qualitative goals, the 25% component tied to the achievement of the individual goals will be adjusted up or down to reflect the degree to which both of the corporate performance factors are achieved , subject to a minimum payout of 10% and a maximum payout of 35%.  For example, if the portion of the cash incentive payout based upon achievement of the corporate performance factors is 75%, the portion of the payout based upon the participant's achievement of individual qualitative goals cannot exceed 18.75% (25% x 75% = 18.75%).

The Committee continued its commitment to good governance practices by maintaining Stock Ownership Guidelines for executives, which include share retention requirements, and avoiding excessive severance and change in control benefits.

In 2013, we expanded our insider trading policy to prohibit pledging of Company stock by directors and executive officers and to prohibit various speculative transactions in company stock, including short sales, purchases of put and call options and other hedging transactions by directors, officers and employees. We believe that this policy, together with our Stock Ownership Guidelines for Executives, align the interests of our executive officers with those of our shareholders.

Compensation Program Objectives
The objectives of our executive compensation program are to:
•	Assist us to successfully attract, retain, and motivate executives who enable us to achieve high standards of consumer satisfaction and operational excellence; and

•	Hold our executives accountable, offer rewards for successful results and produce value for our shareholders over the long term.

Our policy for the named executive officers is to pay competitively, taking into account our objectives for annual and long-term performance.  The Committee believes this helps to achieve the objective of attracting, retaining and motivating executives in the highly competitive retail and apparel / footwear / accessories industries.  Because a large portion of total executive compensation is provided in the form of incentives that are contingent on performance, actual compensation of these executives will vary above and below the amount payable at target performance levels, depending on our financial results and their individual performance.  In periods of strong performance, actual compensation will exceed the amount payable at target.  If a downturn in performance occurs, actual compensation will fall below the target amount.
Compensation Program for Named Executive Officers
The elements of the compensation program for our named executive officers and information about their compensation in 2012 is summarized below.

Elements	Description	2012 Executive Compensation
Base salary
• Compensates our executives for their position and level of responsibility.

• Employment agreements define a minimum annual salary for each named executive officer.

• Committee reviews annually and may adjust salaries above the minimum, depending on individual performance, impact on the business, tenure and experience, changes in job responsibilities and market practice.

• A salary increase was awarded to one of the named executive officers.
Annual cash incentive
• Pays cash awards if financial and, if applicable, individual performance objectives are achieved.

• Target awards were established so that total target annual cash compensation levels would be in line with the peer group (described below under "Market Data Used to Assess Compensation") when current base salaries are taken into account.

• Annual cash incentives were earned based on performance against three corporate financial metrics: operating income, operating cash flow and EPS, and for certain named executive officers, against individual qualitative performance goals.

• Target awards for named executive officers ranged from 50% to 100% of salary.

• Our corporate performance with respect to operating cash flow was well above the budgeted target, and our corporate performance with respect to each of operating income and EPS was below the budgeted target but above the threshold goal.

• Named executive officers earned cash awards ranging from 104% to 107% of target.

Performance-contingent restricted stock
• Granted to align the interests of our executives with the interests of our stockholders.

• Value of awards depends on our stock price performance and the number of shares earned depends on the degree of achievement of three-year total shareholder return and three-year operating cash flow objectives.

• Retains our executives through three-year cliff vesting requirements.

• Restricted stock awards to individual named executive officers ranged from $258,750 to $4 million, based on the closing price of our stock on the date of grant.  The shares will vest in February 2015 if and to the extent corporate financial performance goals for the period from 2012 to 2014 are achieved.

• Only 50% of shares awarded in 2010 vested in February 2013, because cumulative total shareholder return goals for the period from 2010 to 2012 were not achieved, although cumulative operating cash flow goals were achieved.

Elements	Description	2012 Executive Compensation
Restricted stock with time-based vesting	• Used selectively. • Primary purposes are for recruiting, retention and special recognition. • Vest over two to three-year periods.	• 50,000 shares of restricted stock, which are scheduled to vest in February 2015, were awarded to Mr. Dickson as a retention device.
Employee benefits	• Named executive officers participate in the same benefit plans available to all full-time, salaried employees. • Supplemental retirement benefits are provided to Messrs. Card and Dansky.	• No changes in 2012.
Perquisites
• Includes car allowances or car services for named executive officers, a housing allowance, and related tax gross-up for Mr. Card and temporary living allowance and related tax gross-up for Mr. Dickson.

• Mr. Card's housing allowance was a negotiated condition to his retention that went into effect in 2002.

• Mr. Dickson received an allowance for temporary living expenses, together with a tax-gross up payment to cover the taxable income attributable to the allowance, through April 2012.

Base Salary
In 2012, the following salaries were in effect for the named executive officers.
Named Executive Officer	2012 Salary	2011 Salary	Increase
Wesley R. Card	$1,600,000	$1,600,000	$ -
Richard Dickson	1,100,000	1,100,000	-
John T. McClain	650,000	650,000	-
Ira M. Dansky	700,000	700,000	-
Christopher R. Cade	345,000	330,000	15,000

Mr. Cade's salary was increased in 2012 by $15,000 and in 2013 by $55,000, each time to recognize the increasing complexity of his responsibilities as our Chief Accounting Officer and Controller and his tenure with our company.  None of the other named executive officers received salary increases for 2012 or 2013.
Annual Cash Incentive
The 2007 Executive Annual Cash Incentive Plan (the "Incentive Plan") was adopted and approved by our stockholders in 2007, and the material terms for performance-based awards under the Incentive Plan were reapproved by our stockholders in 2012.  During the first quarter of each year, the Committee assigns a target annual cash incentive award to each participant and approves the financial performance and individual performance objectives to be achieved during the year.  The threshold awards represent the incentive awards payable if our minimum financial goals are achieved and, if applicable, the participants achieve their individual performance objectives.  The maximum award is the largest amount payable if financial goals are exceeded and, if applicable, our named executive officers fully achieve their individual performance objectives.

Award opportunities for our named executive officers under the Incentive Plan for 2012 are shown below.
	Annual Cash Incentive Award for 2012 Performance Year
Named Executive Officer	Threshold % of Salary	Target % of Salary	Maximum % of Salary
Wesley R. Card	50%	100%	150%
Richard Dickson	45%	90%	135%
John T. McClain	38%	75%	113%
Ira M. Dansky	25%	50%	75%
Christopher R. Cade	25%	50%	75%

Annual Cash Incentive Structure for 2012 Performance Year.
Corporate financial performance goals were based on three metrics: operating income, operating cash flow and EPS.  We use operating income and operating cash flow metrics because it is critical that our business generates positive cash flow and operates profitably.  For 2012, to increase the emphasis on profitability, we added EPS as a metric, increased the weighting applied to operating income, and correspondingly decreased the weighting applied to operating cash flow.  The respective weighting applied to each of these metrics is shown in the following table.

	Total Company			Individual Performance Goals
Named Executive Officer	Operating Income	Operating Cash Flow	EPS
Wesley R. Card	50%	35%	15%	0%
Richard Dickson	50%	35%	15%	0%
John T. McClain	40%	25%	10%	25%
Ira M. Dansky	40%	25%	10%	25%
Christopher R. Cade	40%	25%	10%	25%

Annual cash incentives for Messrs. Card and Dickson depended solely on total company performance.  For Messrs. McClain, Dansky and Cade, annual cash incentives of up to 25% of the target award could be paid to recognize individual performance against qualitative goals.  The individual performance component was payable, provided that we achieved at least the minimum amount specified on the approved performance scales for any of the corporate financial performance metrics.  This allowed the Committee some flexibility to pay out incentive compensation in recognition of excellent individual contributions, if financial results warranted.
Annual Cash Incentives Earned for 2012 Performance.  In the first quarter of 2013, the Committee assessed our actual performance relative to the goals established for 2012, as shown in the following table.  Based on the corporate results, Messrs. Card and Dickson earned bonuses of 104% of target.  Based on corporate results and individual performance against qualitative goals, the remaining named executive officers earned bonuses of 107% of target.  These awards are shown as Non-Equity Incentive Plan Compensation in the 2012 Summary Compensation Table.

(All dollar amounts in millions)
Performance Metrics	2012 Performance Scale (1)			2012 Adjusted Results	% Bonus Achievement (2)
	Threshold Goal	Budgeted Goal	Maximum Goal
Operating Income	$172.6	$230.1	$253.1	$206.9	80%
Operating Cash Flow	$130.1	$150.5	$158.7	$256.9	150%
EPS	$0.92	$1.36	$1.54	$1.19	80%
Combined Bonus Achievement:					104%
Notes:

(1)    Interpolation applies for intermediate points.

(2)	The table shows bonus achievement for Mr. Card and Mr. Dickson, and reflects that their bonuses depended entirely on corporate financial results, with no individual performance component. Potential bonus achievement for other participants, including Messrs. McClain, Dansky and Cade, was slightly different, because 75% of their bonuses depended on corporate financial results and 25% depended on individual performance.

In the table above, 2012 Adjusted Results were defined to exclude the impact of unusual, unplanned, non-recurring or extraordinary items, including costs related to restructuring and severance, unbudgeted stock compensation expense, expenses related to acquisitions, asset impairments, and other unbudgeted items.  Since the 2012 Adjusted Results are not determined under generally accepted accounting principles, the amounts differ from the amounts reported in our financial statements.
Our budgeted financial goals are established in the fourth quarter of each year and reflect the year-to-date performance of our businesses, then-current trends in the markets in which we do business, and expectations for both those markets and the macroeconomic environments in the principal geographical areas in which our products are sold.  Our 2012 budgeted goal for operating income ($230.1 million) represents an 8.0% increase from our 2011 adjusted results of operating income ($212.9 million).

Budgeted operating cash flow goals reflect the budgeted revenue and operating income goals and the levels of working capital that we anticipate will be required to support those goals.  Our 2012 budgeted goal for adjusted operating cash flow ($150.5 million) was considerably lower than our 2011 adjusted operating cash flow ($302.8 million), primarily because of higher levels of working capital and cash interest expense ( $113.0 million and $21.0 million, respectively) that we anticipated would be required to support higher budgeted 2012 revenues. Our actual revenues were considerably lower than our budgeted revenues in 2012, and as a result, our 2012 adjusted operating cash flow was considerably higher than had been budgeted.
  Long-Term Incentive Awards
Equity awards are granted under our 2009 Long Term Incentive Plan (the "LTIP").  Since 2003, most of the long-term incentive awards made to the named executive officers have been performance-contingent restricted stock awards.  We have also granted awards of time-based restricted stock on a limited basis.  No stock options have been granted under the LTIP since 2005.

Long-term incentive awards are typically granted to the named executive officers annually at a Committee meeting in late January or early February.  The meeting dates are not tied to the release of our financial results.
2012 Performance-Contingent Restricted Stock Awards.
The performance-contingent restricted stock awards granted to the named executive officers during 2012 are shown in the "Grants of Plan-Based Awards in 2012" table.  The dollar amounts shown for the named executive officers in the Summary Compensation Table for stock awards are calculated pursuant to valuation methods under ASC Topic 718, as required under applicable SEC regulations.  Such valuation methods can and do cause significant fluctuations in year-to-year valuations of restricted stock awards.
The vesting of performance-contingent restricted stock is subject to two performance conditions.  First, if our total shareholder return (which is the stock price appreciation, assuming dividends are reinvested in our common stock when paid) for the period from 2012 through 2014 is equal to or greater than the median total shareholder return of a peer group of apparel, footwear, and department store companies, 50% of the shares will vest.  This peer group of companies was developed by the Committee in consultation with the Committee's independent compensation consultant and management and includes:

Apparel and Footwear Companies	Retail Companies

Bakers Footwear Group Inc.
Brown Shoe Company, Inc. [1]
Carter's, Inc. [1]
Coach, Inc. [1]
Fossil, Inc. [1]
Genesco Inc. [1]
Guess?, Inc. [1]
Hanesbrands Inc. [1]
 Fifth & Pacific Companies, Inc.
Nike, Inc.
Oxford Industries, Inc.
PVH Corporation [1]
Ralph Lauren Corporation [1]
 Rocky Brands, Inc.
Skechers USA, Inc.
 Steven Madden, Ltd.
V.F. Corporation [1]
The Warnaco Group, Inc. [1]
 Wolverine World Wide, Inc.
ANN INC. [1] The Bon-Ton Stores, Inc. [1] Dillard's, Inc. [1] J.C. Penney Corporation Inc. Kohl's Corporation Macy's, Inc. Nordstrom Inc. Quiksilver, Inc. [1] Saks Incorporated [1] Sears Holdings Corporation

  ___________________________
1	These companies are included in the subset of comparably-sized companies used by the Committee in 2012 to assess the total compensation of our named executive officers, as described under "Market Data Used to Assess Compensation."
The Compensation Committee reviewed the peer group in 2013 and added Decker Outdoor Corporation, DSW Inc., Michael Kors Holdings Limited, Ross Stores Inc. and The TJX Companies.  In addition, Bakers Footwear Group Inc. and The Warnaco Group were eliminated, because they are no longer publicly-traded companies.

The remaining 50% of the shares will vest if cumulative operating cash flow for 2012 through 2014 is $450 million or more.  In determining achievement of that goal, the Committee adjusts either the performance goal or actual results to exclude the impact of unusual, unplanned, non-recurring or extraordinary items, including costs related to restructuring and severance, expenses related to acquisitions, asset impairments, and other unbudgeted items.  In 2012, adjusted operating cash flow was $256.9 million.  Although the metric of operating cash flow is the same as the metric for a portion of the annual cash incentive awards, the measurement period (three years) is considerably longer, and measurement of cumulative results over the period is designed to incentivize the longer-term financial health of the Company.
The percentage of shares that will vest, if and to the extent each performance condition is achieved, is shown in the table below.
Total Shareholder Return		Cumulative Operating Cash Flow
Performance Relative to Peers	Vesting	Performance Against Budget	Vesting
Median or Better 40th Percentile 30th Percentile Below 30th Percentile	100% 75% 50% 0%	100% or Better 90% 80% Below 80%	100% 75% 50% 0%

Note: Interpolation applies for intermediate points.
Vesting in 2012 of 2010 Performance-Contingent Restricted Stock Awards.  In 2010, Mr. Card was awarded 267,379 restricted shares, Mr. McClain was awarded 65,173 restricted shares, and Mr. Dansky was awarded 46,791 restricted shares.  Vesting of 50% of these awards was contingent on achievement of cumulative operating cash flow targets for 2010 through 2012 and 50% was contingent on achievement of cumulative total shareholder return performance for the same period as compared to a specified peer group of publicly-traded companies.  These shares of restricted stock were eligible to vest on the second business day immediately following our public announcement of fourth quarter financial results for 2012, contingent on achievement of those targets.
The percentage of shares vesting based on achievement of each performance condition is shown in the table below.
Metric	Goal for 2010 - 2012	Adjusted Results	Achievement	Percent of Shares Vesting
Cumulative Operating Cash Flow	$400 Million	$605 Million	100% x 50% weighting =	50%
Total Shareholder Return vs. Peer Group	Equal or exceed peer group median	Below 30th percentile vs. peer group	0% x 50% weighting =	0%
Total				50%

Since we exceeded the operating cash flow goal, 100% of the shares contingent on operating cash flow vested.  Our relative total shareholder return was below the 30th percentile compared to the peer group.  As a result, none of the shares contingent on relative total shareholder return vested.  The combined result was that 50% of the restricted shares granted in 2010 were earned and 50% of the restricted shares were forfeited and cancelled on January 31, 2013.  See footnote 2 to the "Outstanding Equity Awards at December 31, 2012" table.

2012 Restricted Stock Awards with Time-Based Vesting
In February 2012, the Committee awarded Mr. Dickson 50,000 shares of time-based restricted stock that are scheduled to vest after three years.  The Committee made these awards as a retention device and to provide additional incentive to Mr. Dickson.
Oversight of Our Executive Compensation Program
The Committee oversees and administers our executive compensation program and establishes the compensation of our executive officers.  The Committee's responsibilities are detailed in its charter, which can be found on our website at www.jonesgroupinc.com/Our Company/Corporate Governance.
Since September 2009, the Committee has retained Compensation Advisory Partners LLC ("CAP") as its independent compensation consultant.  CAP's work for the Committee includes providing advice on how to structure cash and equity incentives, benchmarking the total compensation of our named executive officers relative to the peer group discussed above, assessing our financial performance against the peer group, and providing guidance on changing regulatory requirements and best practices.  CAP provides advice on the structure of our director compensation program and assists the Nominating/Corporate Governance Committee in the periodic review of our director compensation in comparison to that of peer companies.  CAP reports directly to the Compensation Committee and, as to director compensation matters, to the Nominating/Corporate Governance Committee and does not provide other services to our Company.
In December 2012, the Compensation Committee evaluated CAP's independence in light of new SEC rules and NYSE listing standards, including the following factors: (1) other services provided to us by the consulting firm; (2) fees paid by us as a percentage of the consulting firm's total revenue; (3) policies or procedures maintained by the consulting firm that are designed to prevent a conflict of interest; (4) any business or personal relationships between the individual consultants involved in the engagement and any member of the Board of Directors; (5) any Company stock owned by the individual consultants involved in the engagement; and (6) any business or personal relationships between our executive officers and the consulting firm or the individual consultants involved in the engagement.  The Compensation Committee discussed these factors and concluded that the work of CAP did not raise any conflict of interest.
Our Chief Executive Officer makes recommendations on our executive compensation program and the compensation of our named executive officers, other than himself.  The Chief Executive Officer and the head of our Human Resources department, the Chief People Officer, typically attend the meetings of the Committee.  The Committee also meets in executive session alone or with its consultant and legal and tax advisors without the presence of management.  Between scheduled Committee meetings, the Committee Chair also regularly consults with other Committee members, management, the Committee's consultant and the Committee's other advisors.
As discussed above under "Board Oversight of Risk," members of our senior management have assessed how our compensation policies and practices for our employees impact risk and reported on its assessment to the Compensation Committee.  Representatives of our Internal Audit and Human Resources Departments, in consultation with CAP, performed a risk analysis of our compensation programs for all employees, identifying all employee compensation programs, the basic components of each program, key risks and, for those risks, both structural mitigating factors and mitigating controls in our internal control processes.  Based on this risk analysis, management determined those policies and practices are not reasonably likely to have a material adverse effect on us.  The Committee reviewed management's assessment and discussed it with management.
Market Data Used to Assess Compensation
The Committee regularly reviews data on industry compensation levels and financial performance to assess competitive levels of compensation for our executive officers and the alignment between compensation and our financial performance.  The Committee uses compensation data from the peer group as a general reference point.  The Committee does not target the compensation of the named executive officers to achieve a particular percentile position compared to the peer group.
In 2012, the Committee, with the assistance of its consultant, assessed the total compensation of our named executive officers and our financial and total shareholder return performance.  The review compared us to a subset of the companies included in the peer group used to measure relative total shareholder return performance. The companies included (i) direct competitors that manufacture apparel and footwear, (ii) department stores that represent some of our largest customers, and (iii) specialty retailers of footwear and apparel, particularly specialty retailers who design and manufacture their own products.  These companies were included in the peer group because their businesses are comparable to or compete directly with facets of our business and because they are of comparable revenue size to us.  The median 2011 revenues of the subset of companies were $2.8 billion, compared to our 2011 revenues of $3.8 billion.  The companies included in this review are identified in footnote 1 to the table under "2012 Performance-Contingent Restricted Stock Awards" above.
Employee Benefits
As a general rule, we do not provide special benefits to senior executives.  The named executive officers participate in the same benefit plans, including term life, health and disability insurance, available to all full-time, salaried employees.  We offer one retirement plan, a qualified 401(k) plan, to all employees, including the named executive officers.
In connection with Mr. Card's agreement to resume the role of Chief Financial Officer in March 2007 and in recognition of his additional responsibilities, we adopted a supplemental retirement arrangement for him, which is described under "Employment and Compensation Arrangements."
In December 2007, upon the recommendation of Mr. Card, we adopted a supplemental retirement arrangement for Mr. Dansky.  This benefit is described under "Employment and Compensation Arrangements."
Nonqualified Deferred Compensation Plan.  For 2012, managers earning a base salary of $115,000 or more, including the named executive officers, and non-management employees earning compensation of $250,000 or more, were eligible to participate in our Deferred Compensation Plan.  The plan allows them to defer, on a pre-tax basis, with limited cost to us, the receipt of up to 90% of both salary and annual bonus into a savings account.  We adopted the plan because it allows executives to save for retirement or other needs on a tax-advantaged basis and because similar benefits are offered by competitors.  A summary of the terms of the plan is included under the caption "Employment and Compensation Arrangements -- Other Compensation Arrangements."  None of the named executive officers participated in the plan in 2012.
Perquisites and Other Personal Benefits.  We have provided certain perquisites to the named executive officers, as summarized in footnote 4 to the 2012 Summary Compensation Table.  Our major perquisites are described below:

•
Housing Allowance and Tax Gross-Up Payments: We rent an apartment in New York City for Mr. Card's use because his primary residence is not within commuting distance from our New York headquarters.  We pay a tax gross-up to cover the taxable income attributable to Mr. Card's apartment.  This allows him to actually receive the full benefit that we intended to deliver.  The allowance and tax gross-up were negotiated conditions to his retention that went into effect in 2002.

•
Temporary Living Allowance and Tax Gross-Up Payments:  Mr. Dickson's primary residence is in California.  From January through April 2012, we provided an allowance for temporary living expenses incurred by Mr. Dickson in New York City, together with a tax-gross up payment to cover the taxable income attributable to the allowance.

•
Cars and Allowances: We provided car services to Mr. Card in New York City.  All of the remaining named executive officers had a car allowance as a stipend that supplements salary, as set forth in footnote 4 to the 2012 Summary Compensation Table.

Employment Agreements
Each of the named executive officers has an employment agreement with us.  The agreements define the executive's position, stipulate a minimum base salary and provide certain benefits, including under various termination scenarios.  The agreements contain covenants that limit the executive's ability to compete or solicit our employees or customers for defined periods following termination.  The covenants also require the executive to keep information confidential.  The agreements are described in greater detail under the heading "Employment and Compensation Arrangements."
On balance, we believe that employment agreements benefit stockholders, because they allow us to compete for executive talent more effectively.  Contracts are standard practice in our industry, and we need to be well-positioned to hire new talent and retain our talent over time.  We believe that the provisions of our contracts are standard compared to industry norms, including the termination provisions.  We also believe that the restrictive covenants are beneficial to us.
Change in Control.  The employment agreements with the named executive officers contain provisions that provide for severance in the event of termination in connection with a change in control (a "double trigger" provision) and for the accelerated vesting of stock options and restricted stock in the event of a change in control.
The elements of the change in control benefits, including the severance multiples, are generally consistent with normal market practice.  We do not provide more lucrative features and benefits, such as severance benefits upon a single trigger, walk-away rights, and excise tax gross-ups.
We believe these benefits help to attract and retain executive talent.  Further, in the event of a change in control, these benefits preserve the neutrality of our executives throughout the transaction, enhance the value of the entity to the buyer by keeping the executive team in place, and help focus our executives on the business and stockholder interests, rather than on their individual positions and financial security.
Stock Ownership Guidelines for Executives
In December 2004, the Committee adopted Stock Ownership Guidelines for Executives (the "Guidelines") to ensure that the named executive officers have an ongoing ownership stake in our stock, further linking their interests to those of the stockholders and enhancing their commitment to our future. The Guidelines stipulate that the officers beneficially own shares of common stock equal to a multiple of their annual salary.  The guidelines are three times base salary for the Chief Executive Officer and one time base salary for all other named executive officers.
Executives have five years (i.e., until December 2009 for named executive officers serving as such in December 2004 or five years from first becoming a named executive officer, as applicable) to meet the Guidelines.  At December 31, 2012, Messrs. Card and Dansky met their applicable stock ownership levels under the Guidelines.  Messrs. Dickson, McClain and Cade have until 2016, 2013 and 2017, respectively, to comply but as of December 31, 2012, each also met his applicable stock ownership levels under the Guidelines.
Included in the definition of share ownership are unvested shares of restricted stock and any shares owned outright.  Unexercised stock options do not count toward meeting the Guidelines.  Shares acquired by a named executive officer from exercising stock options granted after the effective date of adoption of the Guidelines (net of shares sold to satisfy tax obligations arising from the exercise) must be retained for at least 12 months.

Material Tax and Accounting Implications
Section 162(m) of the Internal Revenue Code imposes a $1 million annual tax deduction limit on compensation we pay to the chief executive officer and the other named executive officers, other than the chief financial officer.  This limit does not apply to "performance-based" compensation, as defined by the Internal Revenue Code and related regulations.  Where practical, the Committee designs programs so that compensation paid to our named executive officers is fully deductible.  The Committee believes, however, that stockholders' interests may be best served by offering compensation that is not fully deductible, where appropriate to attract, retain, and motivate talented officers.  Bonuses awarded under the Incentive Plan are designed to meet the criteria for tax deductibility.  Gains realized by the executives from the vesting of performance-contingent restricted stock are expected to be tax deductible.  Value realized from the vesting of time-based restricted stock may not be tax deductible.

Compensation Committee Report
The Compensation Committee of the Board of Directors hereby reports as follows:
1.	The Compensation Committee has reviewed and discussed the Company's Compensation Discussion and Analysis ("CD&A") required by Item 402(b) of Regulation S-K with management.

2.
Based on the review and discussions referred to in paragraph 1 above, the Compensation Committee recommended to the Board of Directors that the CD&A be included in the Company's Proxy Statement and Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission.

The Compensation Committee:	Gerald C. Crotty (Chairman) Lowell W. Robinson Robert L. Mettler John D. Demsey

The foregoing report of the Compensation Committee shall not be deemed to be soliciting material, to be filed with the SEC or to be incorporated by reference into any of our previous or future filings with the SEC, except as otherwise explicitly specified by us in any such filing.
2012 Summary Compensation Table

The following summary compensation table shows the compensation received for services in all capacities for the years ended December 31, 2012, 2011 and 2010.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(1)(2)		Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(1)(2)		Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compen- sation ($)(4)	Total ($)
Wesley R. Card (5) Chief Executive Officer	2012 2011 2010	1,600,000 1,600,000 1,600,000	- - -		2,784,533 2,499,612 5,199,990	- - -	1,671,459 1,887,566 2,400,000	(6)	- - -	214,165 217,650 230,400	6,270,157 6,204,828 9,430,390	(6)
John T. McClain Chief Financial Officer	2012 2011 2010	650,000 650,000 650,000	- - -		678,733 609,282 974,988	- - -	519,877 542,280 645,938		- - -	22,500 22,716 22,623	1,871,110 1,824,278 2,293,549
Richard Dickson President and Chief Executive Officer - Branded Businesses	2012 2011 2010	1,100,000 1,099,452 908,333	- - 455,000	(7)	2,990,514 2,177,136 3,258,997	- - -	1,034,216 1,167,931 1,350,000		- - -	118,905 239,834 347,407	5,243,635 4,684,353 6,319,737
Ira M. Dansky Executive Vice President, General Counsel and Secretary	2012 2011 2010	700,000 700,000 700,000	- - -		487,292 437,431 1,099,993	- - -	373,245 396,330 481,250		- - -	22,500 24,192 23,581	1,583,037 1,557,953 2,304,824
Christopher R. Cade Executive Vice President, Chief Accounting Officer and Controller	2012 2011	345,260 329,918	- -		180,126 154,665	- -	183,957 186,841		- -	22,500 22,300	731,843 693,724

(1)	Compensation deferred at the election of the named executive officer is included in the year in which it would otherwise have been reported had it not been deferred.

(2)	Annual bonus and non-equity incentive plan compensation amounts are reported for the year earned and accrued regardless of the timing of the actual payment. See "Compensation Discussion and Analysis - Annual Cash Incentive - Annual Cash Incentives Earned for 2012 Performance."

(3)	Reflects the aggregate grant date fair value calculated in accordance with ASC Topic 718. Amounts include both time-based restricted stock awards and restricted stock awards subject to performance conditions. For additional information concerning the restricted stock awards made to our named executive officers in 2012, see "Grants of Plan-Based Awards in 2012." The values for restricted stock awards subject to performance conditions are computed based on 100% achievement of each performance condition. The values for restricted stock awards subject to market conditions are computed based on the results of a simulation that assesses the probability of vesting. Assumptions used in the valuation of equity-based awards are discussed in "Summary of Accounting Policies - Restricted Stock" and "Stock Options and Restricted Stock" in Notes to Consolidated Financial Statements.

(4)	The table below provides our incremental cost of the components of All Other Compensation for each of the named executive officers during 2012. We provided a car allowance to Mr. Card, car services for Mr. Card in New York City and rented an apartment in New York City that was used by Mr. Card. We also provided Mr. Card with a tax gross-up payment to cover the taxable income attributable to the apartment. We provided a car allowance to Mr. McClain, Mr. Dickson, Mr. Dansky and Mr. Cade. We provided an allowance for temporary living expenses incurred by Mr. Dickson in New York City for January 2012 through April 2012, together with a tax gross-up payment to cover the taxable income attributable to the allowance. We also provided the named executive officers with certain group life, health, disability and other non-cash benefits generally available to all full-time salaried employees, which are not included in this table, as permitted by SEC rules.

Name	Housing Allowance	Car Allowance	Car Services	Temporary Living Expenses Allowance		Tax Gross-up		401(k) Plan Contri- butions (a)	Company Product Discounts (b)	Total All Other Compen-sation
Wesley R. Card	86,299	22,915	7,540	-		87,411		10,000	-	214,165
John T. McClain	-	12,500	-	-		-		10,000	-	22,500
Richard Dickson	-	18,000	-	45,000	(d)	45,580	(c)	10,000	325	118,905
Ira M. Dansky	-	12,500	-	-		-		10,000	-	22,500
Christopher R. Cade	-	12,500	-	-		-		10,000	-	22,500

(a)	Represents our contributions on behalf of the named individuals to The Jones Group Inc. Retirement Plan, which is our 401(k) defined contribution plan.

(b)	Represents discounts on purchases of Robert Rodriguez apparel products. Under our Robert Rodriguez discount program, senior executives are permitted to purchase products at 20% off the wholesale price. Does not include discounts on purchases of any other products of our company under discount programs that are generally available to all of our employees.

(c)Represents monthly allowance payments for January 2012 through April 2012, as well as monthly allowance payments for November 2011 and December 2011 in the aggregate amount of $15,000, together with a tax gross-up payment in the aggregate amount of $15,193 to cover the taxable income attributable to that amount, which were scheduled to be paid to him in 2011 but, as a result of an inadvertent error, were not paid to him until 2012.

(5)	Mr. Card is currently our Chief Executive Officer. He served as our President and Chief Executive Officer from July 12, 2007 until February 8, 2010.

(6)	Although Mr. Card earned a $2,400,000 annual cash incentive award for 2010, based on 2010 corporate performance targets, he voluntarily elected not to accept receipt of $400,000 of that cash award to recognize operational issues that occurred in the second half of 2010.

(7)	Mr. Dickson was named our President and Chief Executive Officer - Branded Businesses on February 8, 2010. He received a sign-on bonus of $455,000 on that date.

Grants of Plan-Based Awards in 2012

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)(3)			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)		All Other Option Awards: Number of Securities Under- lying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
		Thresh- old ($)	Target ($)	Maxi- mum ($)	Thresh- old (#)	Target (#)	Maxi- mum (#)
Wesley R. Card	02/02/12	800,000	1,600,000	2,400,000	220,994	441,989	441,989	-		-	-	2,784,533
John T. McClain	02/02/12	182,813	487,500	731,250	53,867	107,735	107,735	-		-	-	678,733
Richard Dickson	02/02/12 02/02/12	495,000 -	990,000 -	1,485,000 -	136,740 -	273,481 -	273,481 -	- 50,000	(5)	- -	- -	2,538,014 452,500
Ira M. Dansky	02/02/12	131,250	350,000	525,000	38,674	77,348	77,348	-		-	-	487,292
Christopher R. Cade	02/02/12	64,688	172,500	258,750	14,295	28,591	28,591	-		-	-	180,126

(1)	Our named executive officers participate in the 2007 Executive Annual Cash Incentive Plan (the "Incentive Plan"). Under its provisions, annual incentive awards payable in cash for a particular fiscal year may be granted to executive officers who are deemed likely to be "covered employees" as defined in the Incentive Plan and other key employees designated by the Compensation Committee and, in each case, who are approved by the Compensation Committee for participation. The performance factors applicable to awards under the Incentive Plan are determined by the Compensation Committee and communicated to each participant by the end of the first quarter of each performance period. Individual awards for any performance period may not exceed $3.0 million. The Incentive Plan is discussed in greater detail under the heading "Compensation Discussion and Analysis – Annual Cash Incentive." As discussed under "Compensation Discussion and Analysis - Annual Cash Incentive," in the first quarter of 2012, the Compensation Committee established financial performance goals for 2012 cash awards to Mr. Card, Mr. Dickson, Mr. McClain, Mr. Dansky and Mr. Cade under the Incentive Plan. For participants with corporate responsibility, including Mr. Card, Mr. Dickson, Mr. McClain, Mr. Dansky and Mr. Cade, the goals were based on 2012 operating income, operating cash flow and earnings per share. In addition, for Mr. McClain, Mr. Dansky and Mr. Cade, the metrics included performance against individual qualitative goals. See "Compensation Discussion and Analysis - Annual Cash Incentive - Annual Cash Incentive Structure for 2012 Performance Year." Our performance relative to those goals was assessed in the first quarter of 2013, and the resulting cash awards paid to the named executive officers are included in the 2012 Summary Compensation Table under "Non-Equity Incentive Plan Compensation."

(2)	Represents grants of shares of restricted common stock under our 2009 Long Term Incentive Plan. During the vesting period, the executives are the beneficial owners of the shares of restricted stock and possess all voting and dividend rights. Dividends are paid on shares of restricted stock at the same rate and at the same time as dividends are paid to all holders of common stock, except that dividends with respect to performance-based awards are accumulated but not paid out to the grantee unless and until the performance award vests. During 2012, the quarterly dividend rate was $0.05 per share.

(3)	The restricted stock granted is subject to Jones' financial performance and time-based vesting conditions. 50% of the shares are eligible to vest if we achieve a cumulative operating cash flow target for the period January 1, 2012 through December 31, 2014. For achievement of between 80% and 100% of the target amount, a proportionate number of shares (between 50% and 100%) will be eligible to vest. The remaining 50% are eligible to vest if we achieve a certain cumulative total shareholder return for the period January 1, 2012 through December 31, 2014 as compared to a specified peer group of publicly-traded companies. If our total shareholder return for this period is in the 50th or more percentile rank, 100% of the shares will vest; if the total shareholder return is in the 40th to 49th percentile rank, 75% of these shares will vest; and if the total shareholder return is between the 30th and 39th percentile rank, 50% of these shares will vest. Interpolation applies for intermediate points. If the financial targets are achieved, the shares eligible for vesting would vest on the second business day immediately following our public announcement of fourth quarter financial results for 2014.

(4)	Calculated in accordance with ASC Topic 718.

(5)	These shares vest on the second business day immediately following our public announcement of fourth quarter financial results for 2014.

Outstanding Equity Awards at December 31, 2012

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Wesley R. Card	-	-	-	-	-	-		-	1,026,577	(3)	11,353,942
John T. McClain	-	-	-	-	-	-		-	250,228	(4)	2,767,522
Richard Dickson	-	-	-	-	-	133,333	(5)	1,474,663	593,126	(6)	6,559,974
Ira M. Dansky	-	-	-	-	-	-		-	179,650	(7)	1,986,929
Christopher R. Cade	-	-	-	-	-	7,500	(8)	82,950	48,218	(9)	533,291

(1)	Calculated by multiplying the number of shares by the closing price of our common stock on the New York Stock Exchange on December 31, 2012 ($11.06).

(2)	Amounts for Mr. Card, Mr. Dickson, Mr. McClain and Mr. Dansky include the 50% of their 2010 restricted stock awards (133,689 shares, 61,686 shares, 32,586 shares and 23,395 shares, respectively) that did not vest, as the Compensation Committee determined that corporate performance targets applicable to that portion of the awards were not achieved. Those shares were deemed forfeited and were cancelled on January 31, 2013.

(3)	133,690 of these shares vested on February 15, 2013. Subject to accelerated vesting upon the occurrence of certain events, as described under "Employment and Compensation Arrangements," the remaining shares vest as follows: up to 158,605 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2013 based on achievement of a minimum cumulative operating cash flow target for the years 2011 through 2013; up to 158,604 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2013 based on achievement of a relative total shareholder return target for the years 2011 through 2013; up to 220,995 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2014 based on achievement of a minimum cumulative operating cash flow target for the years 2012 through 2014; and up to 220,994 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2014 based on achievement of a relative total shareholder return target for the years 2012 through 2014 (see footnote 3 to the "Grants of Plan-Based Awards in 2012" table).

(4)	32,587 of these shares vested on February 15, 2013. Subject to accelerated vesting upon the occurrence of certain events, as described under "Employment and Compensation Arrangements," the remaining shares vest as follows: up to 38,660 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2013 based on achievement of a minimum cumulative operating cash flow target for the years 2011 through 2013; up to 38,660 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2013 based on achievement of a relative total shareholder return target for the years 2011 through 2013; up to 53,868 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2014 based on achievement of a minimum cumulative operating cash flow target for the years 2012 through 2014; and up to 53,867 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2014 based on achievement of a relative total shareholder return target for the years 2012 through 2014 (see footnote 3 to the "Grants of Plan-Based Awards in 2012" table).

(5)	33,333 of these shares vested on February 15, 2013. Subject to accelerated vesting upon the occurrence of certain events, as described under "Employment and Compensation Arrangements," the remaining shares vest as follows: 50,000 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2013 and 50,000 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2014.

(6)	61,686 of these shares vested on February 15, 2013. Subject to accelerated vesting upon the occurrence of certain events, as described under "Employment and Compensation Arrangements," the remaining shares vest as follows: up to 98,137 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2013 based on achievement of a minimum cumulative operating cash flow target for the years 2011 through 2013; up to 98,136 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2013 based on achievement of a relative total shareholder return target for the years 2011 through 2013; up to 136,741 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2014 based on achievement of a minimum cumulative operating cash flow target for the years 2012 through 2014; and up to 136,740 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2014 based on achievement of a relative total shareholder return target for the years 2012 through 2014 (see footnote 3 to the "Grants of Plan-Based Awards in 2012" table).

(7)	23,396 of these shares vested on February 15, 2013. Subject to accelerated vesting upon the occurrence of certain events, as described under "Employment and Compensation Arrangements," the remaining shares vest as follows: up to 27,756 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2013 based on achievement of a minimum cumulative operating cash flow target for the years 2011 through 2013; up to 27,755 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2013 based on achievement of a relative total shareholder return target for the years 2011 through 2013; up to 38,674 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2014 based on achievement of a minimum cumulative operating cash flow target for the years 2012 through 2014; and up to 38,674 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2014 based on achievement of a relative total shareholder return target for the years 2012 through 2014 (see footnote 3 to the "Grants of Plan-Based Awards in 2012" table).

(8)	All of these shares vested on February 15, 2013.

(9)	Subject to accelerated vesting upon the occurrence of certain events, as described under "Employment and Compensation Arrangements," these shares vest as follows: up to 9,814 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2013 based on achievement of a minimum cumulative operating cash flow target for the years 2011 through 2013; up to 9,813 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2013 based on achievement of a relative total shareholder return target for the years 2011 through 2013; up to 14,296 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2014 based on achievement of a minimum cumulative operating cash flow target for the years 2012 through 2014; and up to 14,295 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2014 based on achievement of a relative total shareholder return target for the years 2012 through 2014 (see footnote 3 to the "Grants of Plan-Based Awards in 2012" table).

Option Exercises and Stock Vested in 2012
Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Wesley R. Card	-	-	225,000	2,286,000
John T. McClain	-	-	27,500	279,400
Richard Dickson	-	-	33,333	338,663
Ira M. Dansky	-	-	48,000	487,680
Christopher R. Cade	-	-	7,500	76,200

(1)	Calculated based on the price of our common stock on the New York Stock Exchange on the vesting date.

Employment and Compensation Arrangements

Effective July 1, 2000, we entered into employment agreements with each of Wesley R. Card and Ira M. Dansky.  Each agreement had an initial term of three years.  Each agreement provides for automatic 12-month extensions unless either party gives notice no later than June 30 of the year preceding the final year of the applicable term that the agreement will not be extended.  If the agreement is so extended, the extended term begins on July 1 of the applicable year and ends 36 months later.  The current term of our agreements with Mr. Card and Mr. Dansky expires on June 30, 2015.

Effective July 16, 2007, we entered into an employment agreement with Mr. McClain.  The current term of Mr. McClain's agreement expires on June 30, 2015.

On December 5, 2007, we entered into an employment agreement with Mr. Cade.  The current term of Mr. Cade's agreement expires on December 31, 2013.

On January 31, 2010, we entered into an employment agreement with Mr. Dickson, effective as of February 8, 2010.  The current term of Mr. Dickson's agreement expires on December 31, 2015.

Our employment agreements with Mr. Card, Mr. Dansky, Mr. McClain, Mr. Cade and Mr. Dickson were amended on various dates.  Their employment agreements, as amended to date, are summarized below.

Wesley R. Card.  Mr. Card's agreement provides that he will serve as our Chief Executive Officer.  His annual salary will not be less than $1,600,000, and he is entitled to receive annual bonuses in accordance with the 2007 Executive Annual Cash Incentive Plan.  The agreement also provides for annual grants, at the discretion of the Compensation Committee, of stock options and/or restricted stock in an amount (plus or minus 25%) equal to 150% of Mr. Card's salary.  The exercise price of the options will be the fair market value of the common stock on the date of grant.  Options or restricted stock will vest ratably over three-year periods, with such other vesting provisions as the Compensation Committee may determine, or in such other amount and on such other terms as the Compensation Committee may determine.

If we terminate Mr. Card's employment for "cause" or if he resigns without "good reason," Mr. Card will receive only his unpaid salary through the date of termination or resignation.  If Mr. Card's employment terminates before the end of the term due to death or "disability" (as defined), we will pay him or his estate, as applicable, (i) any unpaid salary through the date of termination, (ii) an additional six months of salary and (iii) a target bonus (based on 100% of his annual salary at the time of termination) prorated through the date of termination.  If we terminate Mr. Card's employment without "cause" (as defined) or Mr. Card resigns for "good reason" (as defined) and no "change in control" (as defined) has occurred, we will pay or provide to him (i) any unpaid salary through the date of termination, (ii) his actual bonus earned for the calendar year in which termination occurs, based solely on the extent to which performance goals for that calendar year are satisfied, prorated through the date of termination, (iii) for each month during the remainder of the term of his agreement, his monthly salary at the time of termination and 1/12 of his target bonus, together with continued benefits and (iv) reimbursement for up to $10,000 of executive outplacement services.  If we terminate Mr. Card's employment without "cause" or Mr. Card resigns for "good reason" following a "change in control," we will pay him (i) any unpaid salary through the date of termination, (ii) his target bonus prorated through the date of termination,

(iii) a lump sum equal to three times 200% of his annual salary at the time of termination, (iv) reimbursement for up to $10,000 of executive outplacement services and (v) a lump sum equal to our cost for his health insurance, life insurance and retirement benefits for the remainder of the term of the agreement.

Mr. Card's agreement provides that if (1) he remains employed by us through December 31, 2009 and his employment terminates thereafter for any reason, or (2) on or after January 1, 2008, he provides to our Board of Directors at least six months' written notice of his retirement and the Board consents to his retirement, which consent shall not be unreasonably withheld or delayed, then we will (i) pay him (or his estate, as applicable) an annual retirement benefit of $500,000, payable in monthly installments, for a period of five years following the date of termination and (ii) provide continued medical and dental coverage for Mr. Card and his spouse for their respective lives, provided that our annual cost of providing that coverage does not exceed $7,500 (which amount increases annually by 10% beginning in 2008).  The annual retirement benefit and continued insurance coverage are in addition to any other payments and benefits to which Mr. Card may be entitled under other provisions of the employment agreement.
The agreement provides for vesting of all previously unvested options held by Mr. Card upon (i) termination of Mr. Card's employment due to "retirement" (as defined), death or "disability," (ii) a "change in control," (iii) termination by Mr. Card for "good reason" or (iv) if we terminate his employment without "cause."  In the case of termination due to "retirement," "disability," "change in control," "good reason" or "without cause," the accelerated options are exercisable during the remaining original option term; in the case of death, the accelerated options are exercisable by Mr. Card's estate or representative for a three-year period after the date of death.  The agreement also provides for lapse of all restrictions on shares of restricted stock held by Mr. Card upon (i) termination of Mr. Card's employment due to "retirement" (as defined), death or "disability," (ii) a "change in control," (iii) termination by Mr. Card for "good reason" or (iv) if we terminate his employment without "cause"; provided, however, that in the event of termination of Mr. Card's employment due to "retirement," termination by Mr. Card for "good reason" or if we terminate his employment without "cause," restrictions on shares of performance-contingent restricted stock held by him which were granted on or after January 1, 2010 lapse solely based on the extent to which the performance goals for the applicable performance period are satisfied.
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

John T. McClain.  Mr. McClain's agreement provides that he will serve as our Chief Financial Officer.  His annual salary will not be less than $500,000, and he is entitled to receive annual bonuses in accordance with the 2007 Executive Annual Cash Incentive Plan.  His agreement also provides for annual grants, at the discretion of the Compensation Committee of the Board of Directors, of restricted stock and/or stock options, in such amounts and subject to such terms and conditions as determined by the Compensation Committee.

If we terminate Mr. McClain's employment for "cause" (as defined) or if he resigns without "good reason" (as defined), Mr. McClain will receive only his unpaid salary through the date of termination or resignation.  If Mr. McClain's employment terminates before the end of the term due to death or

"disability" (as defined), we will pay him or his estate, as applicable, (i) any unpaid salary through the date of termination, (ii) an additional six months of salary and (iii) his target bonus (based on 75% of his annual salary at the time of termination), prorated through the date of termination.  If we terminate Mr. McClain's employment without "cause" or Mr. McClain resigns for "good reason" and no "change in control" (as defined) has occurred, he will receive (i) any unpaid salary through the date of termination, (ii) the target bonus at the time of termination, prorated through the date of termination, (iii) for each  month during the remainder of the term of the agreement, his monthly salary at the time of termination plus 1/12 of the target bonus, (iv) continued health insurance, life insurance and retirement benefits for the remainder of the term of the agreement and (v) reimbursement for up to $10,000 of executive outplacement services.  In no event, including at the expiration of the agreement, shall he receive less than six months of such salary or benefits.

If we terminate Mr. McClain's employment without "cause" or Mr. McClain resigns for "good reason" following a "change in control," he will receive (i) any unpaid salary through the date of termination, (ii) the target bonus, prorated through the date of termination, (iii) a lump sum equal to three times 200% of Mr. McClain's annual salary at the time of termination, (iv) reimbursement for up to $10,000 of executive outplacement services and (v) a lump sum equal to our  cost for his continued health insurance, life insurance and retirement benefits for the remainder of the term of the agreement.

The agreement also provides for vesting of all previously unvested options and restricted stock upon (i) termination of Mr. McClain's employment due to "retirement" (as defined), death or "disability," (ii) a "change in control," (iii) resignation by Mr. McClain for "good reason" or (iv) termination by us without "cause."  In the case of "retirement," "disability" or "change in control," the accelerated options are exercisable during the remaining original option term (or, if shorter, for three years following death).

Mr. McClain's agreement also contains non-competition restrictions during his employment and for the duration of the severance period (i.e., the period from the termination date through the expiration of the term of the agreement), provided that we are making the payments due to him (as described above).  Mr. McClain is prohibited from recruiting or hiring our employees during the period ending two years after the severance period and is prohibited from disparaging Jones for the longer of the non-competition period or a period of three years following the termination date.  The agreement also restricts him from disclosing confidential information of Jones and requires that he disclose and assign to Jones any trademarks or inventions developed by him which relate to his employment by Jones or to Jones' business.

 Richard Dickson.  Mr. Dickson's agreement provides that he will serve as our President and Chief Executive Officer – Branded Businesses, with responsibility for our apparel, footwear and accessories branded businesses.  His annual salary will not be less than $1,100,000, and he is entitled to receive an annual car allowance of $18,000, payment of certain temporary housing and relocation expenses, annual cash bonuses in accordance with the Executive Annual Incentive Plan and annual awards of restricted stock under the 2009 Long-Term Incentive Plan.  In connection with Mr. Dickson's entering into the agreement in January 2010, the agreement also provides for payment to Mr. Dickson of a sign-on bonus of $455,000, net of any bonus received from his prior employer for 2009, and, to replace certain equity compensation forfeited by Mr. Dickson due to his resignation from his prior employment, a time-based grant of 100,000 shares of restricted stock, which vested in equal thirds on the second day following the announcement of our earnings for each of 2010, 2011 and 2012.

If we terminate Mr. Dickson's employment for "cause" or if he resigns without "good reason," Mr. Dickson will receive only his unpaid salary through the date of termination or resignation.  If Mr. Dickson's employment terminates before the end of the term due to death or "disability" (as defined), we will pay him or his estate, as applicable, (i) any unpaid salary through the date of termination, (ii) an additional six months of salary and (iii) a target bonus (based on 100% of his annual salary at the time of termination), prorated through the date of termination.  If we terminate Mr. Dickson's employment without "cause" (as defined) or Mr. Dickson resigns for "good reason" (as defined) and no "change in control" (as defined) has occurred, we will pay or provide to him (i) any unpaid salary through the date of termination, (ii) his actual bonus earned for the calendar year in which termination occurs, based solely on the extent to which performance goals for that calendar year are satisfied, prorated through the date of termination, (iii) for each month during the remainder of the term of his agreement, his monthly salary at the time of termination and 1/12 of his target bonus, together with continued benefits and (iv) reimbursement for up to $10,000 of executive outplacement services.  In no event, including at the expiration of the agreement, shall he receive less than 12 months of such salary or benefits.

If we terminate Mr. Dickson's employment without "cause" or Mr. Dickson resigns for "good reason" following a "change in control," we will pay him (i) any unpaid salary through the date of termination, (ii) his target bonus prorated through the date of termination, (iii) a lump sum equal to three times 200% of his annual salary at the time of termination, (iv) reimbursement for up to $10,000 of executive outplacement services and (v) a lump sum equal to our cost for his health insurance, life insurance and retirement benefits for the remainder of the term of the agreement.

The agreement provides for vesting of all previously unvested options and restricted stock held by Mr. Dickson upon (i) termination of Mr. Dickson's employment due to "retirement" (as defined), death or "disability," (ii) a "change in control," (iii) termination by Mr. Dickson for "good reason" or (iv) if we terminate his employment without "cause," except that in the case of "retirement," termination without "cause" (other than following a "change in control") or termination for "good reason" (other than following a "change in control"), restricted stock awards that are intended to satisfy the requirements for "qualified performance-based compensation" (within the meaning of Treasury Regulation Section 1.162-27(e)) will vest only to the extent to which the performance goals for the applicable performance period are satisfied. In the case of retirement, disability or "change in control," any accelerated options are exercisable during the remaining original option term (or, if shorter, for three years following death).

Mr. Dickson's agreement also contains non-competition restrictions during his employment and for the duration of the severance period (i.e., the period from the termination date through the expiration of the term of the agreement), provided that we are making payments to him (as described above).  Mr. Dickson is also prohibited from recruiting or hiring our employees during the period ending two years after the severance period and is prohibited from disparaging Jones for the longer of the non-competition period or a period of three years following the termination date.  The agreement also restricts him from disclosing confidential information of Jones and requires that he disclose and assign to Jones any trademarks or inventions developed by him which relate to his employment by Jones or to Jones' business.

Ira M. Dansky.  Mr. Dansky's agreement provides that he will serve as our Executive Vice President, General Counsel and Secretary.  His annual salary will not be less than $500,000, and he is entitled to receive annual bonuses in accordance with the Executive Annual Incentive Plan.  The agreement also provides for annual grants, at the discretion of the Compensation Committee, of stock options and/or restricted stock in an amount (plus or minus 25%) equal to 80% of Mr. Dansky's salary and at an exercise price of the fair market value of the common stock on the date of grant, vesting ratably over three-year periods, or in such other amount and on such other terms as the Compensation Committee may determine.

If we terminate Mr. Dansky's employment for "cause" or if he resigns without "good reason," Mr. Dansky will receive only his unpaid salary through the date of termination or resignation.  If Mr. Dansky's employment terminates before the end of the term due to death or "disability" (as defined), we will pay him or his estate, as applicable, (i) any unpaid salary through the date of termination, (ii) an additional six months of salary and (iii) a target bonus (based on 75% of his annual salary at the time of termination) prorated through the date of termination.  If we terminate Mr. Dansky's employment without "cause" (as defined) or Mr. Dansky resigns for "good reason" (as defined) and no "change in control" (as defined) has occurred, we will pay or provide to him (i) any unpaid salary through the date of termination, (ii) his actual bonus earned for the calendar year in which termination occurs, based solely on the extent to which performance goals for that calendar year are satisfied, prorated through the date of termination, (iii) for each month during the remainder of the term of his agreement, his monthly salary at the time of termination and 1/12 of his target bonus, together with continued benefits and (iv) reimbursement for up to $10,000 of executive outplacement services.  If we terminate Mr. Dansky's employment without "cause" or Mr. Dansky resigns for "good reason" following a "change in control," we will pay him (i) any unpaid salary through the date of termination, (ii) his target bonus prorated through the date of termination, (iii) a lump sum equal to three times 200% of his annual salary at the time of termination, (iv) reimbursement for up to $10,000 of executive outplacement services and (v) a lump sum equal to our cost for his health insurance, life insurance and retirement benefits for the remainder of the term of the agreement.

Mr. Dansky's agreement provides that if (1) he remains employed by us through June 30, 2010 and his employment terminates thereafter for any reason, (2) prior to June 30, 2010, his employment terminates due to death or disability or is terminated by us without "cause" or by him for "good reason," or (3) on or after June 30, 2009, he provides to our Board of Directors at least six months' written notice of his retirement and the Board consents to his retirement, which consent shall not be unreasonably withheld or delayed, then we will (i) pay him (or his estate, as applicable) an annual retirement benefit of $200,000, payable in monthly installments, for a period of five years following the date of termination and (ii) provide continued medical and dental coverage for Mr. Dansky and his spouse for their respective lives, provided that our annual cost of providing that coverage does not exceed $7,500 (which amount increases annually by 10% beginning in 2008).  The annual retirement benefit and continued insurance coverage are in addition to any other payments and benefits to which Mr. Dansky may be entitled under other provisions of the employment agreement.

The agreement provides for vesting of all previously unvested options held by Mr. Dansky upon (i) termination of Mr. Dansky's employment due to "retirement" (as defined), death or "disability," (ii) a "change in control," (iii) termination by Mr. Dansky for "good reason" or (iv) if we terminate his employment without "cause."  In the case of termination due to "retirement," "disability," "change in control," "good reason" or "without cause," the accelerated options are exercisable during the remaining original option term; in the case of death, the accelerated options are exercisable by Mr. Dansky's estate or representative for a three-year period after the date of death.  The agreement also provides for lapse of all restrictions on shares of restricted stock held by Mr. Dansky upon (i) termination of Mr. Dansky's employment due to "retirement" (as defined), death or "disability," (ii) a "change in control," (iii) termination by Mr. Dansky for "good reason" or (iv) if we terminate his employment without "cause"; provided, however, that in the event of termination of Mr. Dansky's employment due to "retirement," termination by Mr. Dansky for "good reason" or if we terminate his employment without "cause," restrictions on shares of performance-contingent restricted stock held by him which were granted on or after January 1, 2010 lapse solely based on the extent to which the performance goals for the applicable performance period are satisfied.

Mr. Dansky's agreement also contains non-competition restrictions during his employment and for the duration of the severance period (i.e., the period from the termination date through the expiration of the term of the agreement), provided that we are making payments to him (as described above).  Mr. Dansky is also prohibited from recruiting or hiring our employees during the period ending two years after the severance period and is prohibited from disparaging Jones for the longer of the non-competition period or a period of three years following the termination date.  The agreement also restricts him from disclosing confidential information of Jones and requires that he disclose and assign to Jones any trademarks or inventions developed by him which relate to his employment by Jones or to Jones' business.

Christopher R. Cade.  Mr. Cade's agreement provides that he will serve as our Executive Vice President, Chief Accounting Officer and Controller.  His annual salary will be not less than $300,000, and he is entitled to receive an annual car allowance of $12,500 and annual bonuses of up to 50% of his annual salary in accordance with the 2007 Executive Annual Cash Incentive Plan.  In connection with Mr. Cade's entering into the agreement in December 2007, his agreement also provides for payment to Mr. Cade of a sign-on bonus of $120,000 and a time-based grant of 15,000 shares of restricted stock, which vested on February 11, 2011.

If we terminate Mr. Cade's employment for "cause" (as defined) or if he resigns without "good reason" (as defined), Mr. Cade will receive only his unpaid salary through the date of termination or resignation.  If Mr. Cade's employment terminates before the end of the term due to death or "disability" (as defined), we will pay him or his estate, as applicable, an additional six months of salary and his target bonus (as established by the Board of Directors under the 2007 Executive Annual Cash Incentive Plan for the calendar year in which Mr. Cade dies or becomes disabled), prorated through the date of termination.  If we terminate Mr. Cade's employment without "cause" or Mr. Cade resigns for "good reason" and no "change in control" (as defined) has occurred, he will receive (i) the salary payable to him through the balance of the term of the agreement or for a period of 12 months, whichever is longer, and (ii) continued participation in our medical and dental insurance plans for the remainder of the term of the agreement.

If we terminate Mr. Cade's employment without "cause" or Mr. Cade resigns for "good reason" following a "change in control," he will receive a lump sum equal to two and one-half times his annual salary at the time of termination.

The agreement also provides for vesting of all previously unvested options and restricted stock upon a "change in control," and the vesting of one-half of all previously unvested options and restricted stock upon a resignation by Mr. Cade for "good reason" or termination by us without "cause."  The accelerated options are exercisable during the remaining original option term.

Mr. Cade's agreement also contains non-competition restrictions during his employment and for the duration of the severance period (i.e., the period from the termination date through the expiration of the term of the agreement), provided that we are making the payments due to him (as described above).  Mr. Cade is prohibited from recruiting or hiring our employees during the period ending two years after the severance period and is prohibited from disparaging Jones for the longer of the non-competition period or a period of three years following the termination date.  The agreement also restricts him from disclosing confidential information of Jones and requires that he disclose and assign to Jones any trademarks or inventions developed by him which relate to his employment by Jones or to Jones' business.

Other Compensation Arrangements.  We have provided certain perquisites to the named executive officers, as summarized in footnote 4 to the 2012 Summary Compensation Table.  In addition, each of those executives is eligible to receive all perquisites that are made available to our senior executives, which include participation in The Jones Group Inc. Deferred Compensation Plan.  The Deferred Compensation Plan allows a select group of management or highly compensated employees to defer, on a pre-tax basis, receipt of up to 90% of salary and up to 90% of annual bonus, in an account which is credited with a rate of return based on hypothetical investment options selected by the participant from an extensive menu under the plan.  Amounts deferred under the plan are not subject to income tax until actually paid to the participant.  For 2012, managers earning a base salary of $115,000 or more, including the named executive officers, and non-management employees earning compensation of $250,000 or more, were eligible to participate in the plan.  None of the named executive officers participated in the plan for the years shown in the 2012 Summary Compensation Table.  Beginning in 2013, certain senior executives, including Mr. McClain and Mr. Dansky, are also provided with a clothing allowance.  We also provide other benefits, such as medical, dental and life insurance, to the named executive officers who are currently employed by us on the same terms and conditions as those provided generally to our other full-time, salaried employees.

Potential Payments and Benefits Upon Termination of Employment

This section outlines estimated payments and other benefits that would have been received by each named executive officer employed by us as of December 31, 2012 (the last business day of 2012), or his estate, under existing agreements, plans and arrangements, if the named executive officer's employment had terminated on December 31, 2012 under the following circumstances:

•	voluntary termination by the named executive officer,
•	termination by us for cause,
•	termination by us without cause or by the named executive officer with good reason,
•	termination by us without cause or by the named executive officer with good reason following a change in control,
•	termination at normal retirement,
•	termination as a result of disability or
•	termination as a result of death.

The terms "cause," "good reason" and "change in control" have complex definitions under our employment agreements and compensation and benefit plans.  A termination of employment for "cause" generally requires misconduct by the executive.  In general, an executive's resignation is for "good reason" if it results either from the material breach of our contractual obligations to the executive, including failure to timely pay the executive's compensation, or from the executive having: (i) his or her base salary reduced (or, in the case of our principal accounting officer and executives with business unit responsibility, materially reduced); (ii) his or her title, status, responsibilities or authority reduced (or, in the case of certain executives, his or her authority, duties or responsibilities materially reduced); (iii) his or her office moved by more than 30 miles (or, in the case of our principal accounting officer and executives with business unit responsibility, by more than 50 miles); or (iv) his or her participation in a benefit or compensation plan of our company discontinued without the opportunity to participate in a comparable substitute plan or arrangement, unless he or she is treated in the same manner as other similarly situated participants in the discontinued plan.  In general, a "change in control" occurs if: (i) a person or company acquires 20% or more of our outstanding common stock; (ii) a majority of our directors is replaced during any two-year period; or (iii) Jones is not the surviving company after any merger or similar transaction with another company.

Employment Agreements.  The named executive officers have employment agreements with us, as described under the heading "Employment and Compensation Arrangements."  They had the following number of months remaining as of December 31, 2012 in the then-current terms of their employment agreements: 30 months for Mr. Card, Mr. McClain and Mr. Dansky, 24 months for Mr. Dickson, and 12 months for Mr. Cade.

The employment agreements with Mr. Card, Mr. McClain, Mr. Dickson and Mr. Dansky provide that the severance payments shown on the following tables would immediately cease if the executive were to breach his obligations under the ownership of intellectual property, confidentiality, non-competition, non-solicitation or non-disparagement covenants described under the heading "Employment and Compensation Arrangements."

We do not make excise tax gross-up payments in connection with severance payments to the named executive officers.  Our employment agreements with each of them provide that if total payments under the terms of the agreement are or will be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, then the total payments will be reduced (but not below zero) to the extent that a reduction would result in the executive retaining a larger amount on an after-tax basis.  We would effect the reduction by first reducing or eliminating the portion of total payments which are not payable in cash and then by reducing or eliminating cash payments.

Company Plans and Policies.  The following tables and discussion do not include payments and benefits generally available to all of our full-time, salaried employees upon termination of employment, including distribution of account balances under the terms and conditions of The Jones Group Inc. Retirement Plan (401(k) Plan) for participating employees, payment for accrued but unused vacation, continuation of medical and dental benefits through the last day of the month in which termination occurs, and payment of benefits upon death or disability.

We provide a group life insurance benefit to employees of 166% of base annual salary to a maximum benefit of $300,000 (which is doubled in the event of accidental death and is reduced to 65% upon the employee's attainment of age 70 and to 50% upon the employee's attainment of age 75).  We also provide long-term disability coverage to employees for up to 60% of monthly salary (assuming continued disability) with a limit of $4,000 per month.  Employees have the option to purchase additional long-term disability coverage for up to 60% of monthly salary or $11,000 per month, with a $15,000 total monthly benefit limit.  Long-term disability benefits are paid as follows:

Age when period of disability starts	Disability benefit payment period
Before age 60	Benefits paid until age 65
Ages 60 through 64	Benefits paid for 60 months
Ages 65 through 67	Benefits paid until age 70
Ages 68 and over	Benefits paid for 24 months

2012 Estimated Termination Payments and Benefits

Payments and benefits	Voluntary termination by named executive officer	Termination by us for cause	Termination by us without cause or by the named executive officer with good reason		Termination by us without cause or by the named executive officer with good reason following a change in control		Normal retirement		Termination due to Disability		Termination due to Death
WESLEY R. CARD
Aggregate monthly cash payments	$ -	$ -	$10,500,000	(1)	$2,500,000	(2)	$2,500,000	(2)	$3,300,000	(3)	$3,300,000	(3)
Lump sum cash payment	-	-	1,671,459	(4)	11,200,000	(5)	-		1,671,459	(4)	1,671,459	(4)
Health and welfare benefits continuation	-	-	526,515	(6)	462,292	(7)	462,292	(7)	526,515	(6)	526,515	(6)
Lump sum cost of insurance and retirement benefits	-	-	-		30,527	(8)	-		-		-
Value of accelerated stock options	-	-	-		-		-		-		-
Value of accelerated restricted stock (9)	-	-	11,353,942	(10)	11,353,942		11,353,942	(10)	11,353,942		11,353,942
Executive outplacement services (11)	-	-	10,000		10,000		-		-		-
TOTAL:	$ -	$ -	$24,061,916		$25,556,761		$14,316,234		$16,851,916		$16,851,916

(1)	Represents aggregate payments of (i) monthly salary plus monthly bonus (1/12 of target bonus (last annual salary)) through June 30, 2015 plus (ii) aggregate monthly cash payments totaling $500,000 per year through December 31, 2017.
(2)	Represents aggregate monthly payments totaling $500,000 per year through December 31, 2017.
(3)	Represents (i) six months of salary plus (ii) aggregate monthly payments totaling $500,000 per year through December 31, 2017.
(4)	Represents actual bonus earned for 2012.
(5)	Represents target bonus (last annual salary) plus three times 200% of annual salary.
(6)	Represents the present value at December 31, 2012 of health and dental insurance for Mr. Card and his wife for life, assuming a life expectancy of 82 and 85 years, respectively, a discount rate of 3.93%, an annual cost to us of $13,287 and a growth rate of 10% per year for premiums. Also includes the present value of (x) life insurance for Mr. Card under our group policies through June 30, 2015, assuming a discount rate of 3.93%, (y) our continued contributions to The Jones Group Inc. Retirement Plan with an assumed maximum amount of $10,200 annually through June 30, 2015, and (z) approximately $33,696 to provide equivalent long-term disability coverage with a total monthly benefit of $15,000 for a 60-month period.
(7)	Represents the present value at December 31, 2012 of health and dental insurance for Mr. Card and his wife from December 31, 2012 for life, assuming a life expectancy of 82 and 85 years, respectively, a discount rate of 3.93%, an annual cost to us of $13,287 and a growth rate of 10% per year for premiums.
(8)	Represents the present value at December 31, 2012 of our cost of continued life insurance and our continued contributions to The Jones Group Inc. Retirement Plan for Mr. Card during the period from December 31, 2012 through June 30, 2015.
(9)	Represents the value of unvested restricted stock subject to accelerated vesting. Calculated based on the closing price of our common stock on the New York Stock Exchange on December 31, 2012 ($11.06).
(10)	Assumes that with respect to any performance-based restricted stock, performance goals for the applicable period will be fully satisfied.

(11)	Assumes that we reimburse Mr. Card for the maximum reimbursable amount ($10,000) under his employment agreement.

Payments and benefits	Voluntary termination by named executive officer	Termination by us for cause	Termination by us without cause or by the named executive officer with good reason		Termination by us without cause or by the named executive officer with good reason following a change in control		Normal retirement	Termination due to Disability		Termination due to Death
JOHN T. McCLAIN
Aggregate monthly cash payments	$ -	$ -	$2,843,750	(1)	$ -		$ -	$325,000	(2)	$325,000	(2)
Lump sum cash payment	-	-	487,500	(3)	4,387,500	(4)	-	487,500	(3)	487,500	(3)
Health and welfare benefits continuation	-	-	113,006	(5)	-		-	-		-
Lump sum cost of insurance and retirement benefits	-	-	-		90,920	(6)	-	-		-
Value of accelerated stock options	-	-	-		-		-	-		-
Value of accelerated restricted stock (7)	-	-	2,767,522		2,767,522		2,767,522	2,767,522		2,767,522
Executive outplacement services (8)	-	-	10,000		10,000		-	-		-
TOTAL:	$ -	$ -	$6,221,778		$7,255,942		$2,767,522	$3,580,022		$3,580,022

(1)	Represents aggregate payments of (i) monthly salary plus monthly bonus (1/12 of target bonus (75% of last annual salary)) through June 30, 2015.
(2)	Represents six months of salary.
(3)	Represents target bonus (75% of last annual salary).
(4)	Represents target bonus (75% of last annual salary) plus three times 200% of annual salary.
(5)	Includes the present value of (x) life and health insurance for Mr. McClain under our group policies through June 30, 2013, assuming a discount rate of 3.93% and a growth rate of 8% per year for health insurance premiums, (y) our continued contributions to The Jones Group Inc. Retirement Plan with an assumed maximum amount of $10,200 annually through June 30, 2015, and (z) approximately $22,085 to provide equivalent long-term disability coverage through age 65.
(6)	Represents the present value of our cost of continued life and health insurance and our continued contributions to The Jones Group Inc. Retirement Plan for Mr. McClain during the period from December 31, 2012 through June 30, 2015.
(7)	Represents the value of unvested restricted stock subject to accelerated vesting. Calculated based on the closing price of our common stock on the New York Stock Exchange on December 31, 2012 ($11.06).
(8)	Assumes that we reimburse Mr. McClain for the maximum reimbursable amount ($10,000) under his employment agreement.

Payments and benefits	Voluntary termination by named executive officer	Termination by us for cause	Termination by us without cause or by the named executive officer with good reason		Termination by us without cause or by the named executive officer with good reason following a change in control		Normal retirement		Termination due to Disability		Termination due to Death
RICHARD DICKSON
Aggregate monthly cash payments	$ -	$ -	$4,400,000	(1)	$ -		$ -		$550,000	(2)	$550,000	(2)
Lump sum cash payment	-	-	1,034,216	(3)	7,700,000	(4)	-		1,100,000	(5)	1,100,000	(5)
Health and welfare benefits continuation	-	-	68,870	(6)	-		-		-		-
Lump sum cost of insurance and retirement benefits	-	-	-		48,614	(7)	-		-		-
Value of accelerated stock options	-	-	-		-		-		-		-
Value of accelerated restricted stock (8)	-	-	8,034,637	(9)	8,034,637		8,034,637	(9)	8,034,637		8,034,637
Executive outplacement services (10)	-	-	10,000		10,000		-		-		-
TOTAL:	$ -	$ -	$13,547,723		$15,793,251		$8,034,637		$9,684,637		$9,684,637

(1)	Represents aggregate payments of monthly salary plus monthly bonus (1/12 of target bonus (last annual salary)) through December 31, 2014.
(2)	Represents six months of salary.
(3)	Represents actual bonus earned for 2012.
(4)	Represents target bonus (last annual salary) plus three times 200% of annual salary.
(5)	Represents target bonus (last annual salary).
(6)	Includes the present value of (x) life and health insurance for Mr. Dickson under our group policies through December 31, 2013, assuming a discount rate of 3.93% and a growth rate of 8% per year for health insurance premiums, (y) our continued contributions to The Jones Group Inc. Retirement Plan with an assumed maximum amount of $10,200 annually through December 31, 2014, and (z) approximately $242 to provide equivalent long-term disability coverage through age 65.
(7)	Represents the present value of our cost of continued life and health insurance and our continued contributions to The Jones Group Inc. Retirement Plan for Mr. Dickson during the period from December 31, 2012 through December 31, 2014.
(8)	Represents the value of unvested restricted stock subject to accelerated vesting. Calculated based on the closing price of our common stock on the New York Stock Exchange on December 31, 2012 ($11.06).
(9)	Assumes that with respect to any performance-based restricted stock, performance goals for the applicable period will be fully satisfied.
(10)	Assumes that we reimburse Mr. Dickson for the maximum reimbursable amount ($10,000) under his employment agreement.

Payments and benefits	Voluntary termination by named executive officer	Termination by us for cause	Termination by us without cause or by the named executive officer with good reason		Termination by us without cause or by the named executive officer with good reason following a change in control		Normal retirement		Termination due to Disability		Termination due to Death
IRA M. DANSKY
Aggregate monthly cash payments	$ -	$ -	$4,062,500	(1)	$1,000,000	(2)	$1,000,000	(2)	$1,350,000	(3)	$1,350,000	(3)
Lump sum cash payment	-	-	373,245	(4)	4,725,000	(5)	-		373,245	(4)	373,245	(4)
Health and welfare benefits continuation	-	-	492,076	(6)	424,703	(7)	424,703	(7)	492,076	(6)	492,076	(6)
Lump sum cost of insurance and retirement benefits	-	-	-		30,527	(8)	-		-		-
Value of accelerated stock options	-	-	-		-		-		-		-
Value of accelerated restricted stock (9)	-	-	1,986,929	(10)	1,986,929		1,986,929	(10)	1,986,929		1,986,929
Executive outplacement services (11)	-	-	10,000		10,000		-		-		-
TOTAL:	$ -	$ -	$6,924,750		$8,177,159		$3,411,632		$4,202,250		$4,202,250

(1)	Represents aggregate payments of (i) monthly salary plus monthly bonus (1/12 of target bonus (75% of last annual salary)) through June 30, 2015 plus (ii) aggregate monthly cash payments totaling $200,000 per year through December 31, 2017.
(2)	Represents aggregate monthly cash payments totaling $200,000 per year through December 31, 2017.
(3)	Represents (i) six months of salary plus (ii) aggregate annual cash payments totaling $200,000 per year through December 31, 2017.
(4)	Represents actual bonus earned for 2012.
(5)	Represents target bonus (75% of last annual salary) plus three times 200% of annual salary.
(6)	Represents the present value at December 31, 2012 of health and dental insurance for Mr. Dansky and his wife for life, assuming a life expectancy of 83 and 85 years, respectively, a discount rate of 3.93%, an annual cost to us of $13,287 and a growth rate of 10% per year for premiums. Also includes the present value of (x) life insurance for Mr. Dansky under our group policies through June 30, 2015, assuming a discount rate of 3.93%, (y) our continued contributions to The Jones Group Inc. Retirement Plan with an assumed maximum amount of $10,200 annually through June 30, 2015 and (z) approximately $36,846 to provide equivalent long-term disability coverage with a total monthly benefit of $15,000 to age 70.
(7)	Represents the present value at December 31, 2012 of health and dental insurance for Mr. Dansky and his wife from December 31, 2012 for life, assuming a life expectancy of 83 and 85 years, respectively, a discount rate of 3.93%, an annual cost to us of $13,287 and a growth rate of 10% per year for premiums.
(8)	Represents the present value of our cost of continued life insurance and our continued contributions to The Jones Group Inc. Retirement Plan for Mr. Dansky during the period from December 31, 2012 through June 30, 2015.
(9)	Represents the value of unvested restricted stock subject to accelerated vesting. Calculated based on the closing price of our common stock on the New York Stock Exchange on December 31, 2012 ($11.06).
(10)	Assumes that with respect to any performance-based restricted stock, performance goals for the applicable period will be fully satisfied.
(11)	Assumes that we reimburse Mr. Dansky for the maximum reimbursable amount ($10,000) under his employment agreement.

Payments and benefits	Voluntary termination by named executive officer	Termination by us for cause	Termination by us without cause or by the named executive officer with good reason		Termination by us without cause or by the named executive officer with good reason following a change in control		Normal retirement		Termination due to Disability		Termination due to Death
CHRISTOPHER R. CADE
Aggregate monthly cash payments	$ -	$ -	$400,000	(1)	$ -		$ -		$200,000	(2)	$200,000	(2)
Lump sum cash payment	-	-	-		1,000,000	(3)	-		200,000	(4)	200,000	(4)
Health and welfare benefits continuation	-	-	23,417	(5)	-		-		-		-
Lump sum cost of insurance and retirement benefits	-	-	-		-		-		-		-
Value of accelerated stock options	-	-	-		-		-		-		-
Value of accelerated restricted stock	-	-	308,120	(6)	616,241	(7)	616,241	(8)	616,241	(7)	616,241	(7)
Executive outplacement services	-	-	-		-		-		-		-
TOTAL:	$ -	$ -	$731,537		$1,616,241		$616,241		$1,016,241		$1,016,241

(1)	Represents aggregate payments of monthly salary through December 31, 2013.
(2)	Represents six months of salary.
(3)	Represents 250% of annual salary.
(4)	Represents target bonus (50% of last annual salary).
(5)	Represents the present value of our cost of continued life and health insurance for Mr. Cade during the period from December 31, 2012 through December 31, 2013.
(6)	Represents the value of one-half of outstanding unvested restricted stock subject to accelerated vesting. Calculated based on the closing price of our common stock on the New York Stock Exchange on December 31, 2012 ($11.06).
(7)	Represents the value of unvested restricted stock subject to accelerated vesting. Calculated based on the closing price of our common stock on the New York Stock Exchange on December 31, 2012 ($11.06).
(8)	Represents the value of unvested restricted stock subject to accelerated vesting. Calculated based on the closing price of our common stock on the New York Stock Exchange on December 31, 2012 ($11.06). Assumes that with respect to any performance-based restricted stock, performance goals for the applicable period will be fully satisfied.

Director Compensation

The following table provides information on compensation for the year ended December 31, 2012 paid to each non-management director.  Directors who are employees receive no additional compensation for serving on the Board of Directors.

2012 Director Compensation
Name	Fees Earned or Paid in Cash ($)(1)(2)	Stock Awards ($)(3)	Total ($)
Sidney Kimmel	68,000	99,999	167,999
Matthew H. Kamens	76,000	99,999	175,999
Gerald C. Crotty	115,000	99,999	214,999
Lowell W. Robinson	109,666	99,999	209,665
Robert L. Mettler	140,000	99,999	239,999
Margaret H. Georgiadis	86,000	99,999	185,999
John D. Demsey	88,000	99,999	187,999
Jeffrey D. Nuechterlein	88,000	99,999	187,999
Ann Marie C. Wilkins	86,000	99,999	185,999
Donna F. Zarcone (4)	45,167	99,999	145,166

(1)	Non-management directors receive a $50,000 annual retainer, $2,000 for attending a Board meeting and $2,000 for attending a committee meeting or a meeting of the non-management or independent directors. In addition, the Presiding Director receives an annual retainer of $25,000, the chair of the Audit Committee receives an annual retainer of $20,000, the chair of the Compensation Committee and the Nominating/Corporate Governance Committee receives an annual retainer of $15,000. Non-management directors are not compensated for participation in the conference calls with senior management that are held during months in which there is no regularly-scheduled Board meeting.

(2)	Each non-management director may elect to defer all or a portion of his or her annual retainer and meeting attendance fees under The Jones Group Inc. Deferred Compensation Plan for Outside Directors until the earlier of his or her termination of service on the Board or a date selected by the director under the Plan. The Plan does not provide for above-market or preferential earnings. Each director can choose to invest the funds in either of the following two types of hypothetical investments:

Share Units.  This type of investment allows the director to invest his or her compensation in hypothetical shares of our common stock based on the market price of the common stock at the time the compensation would have been paid.  Hypothetical dividends are "reinvested" in additional share units based on the market price of the common stock at the time dividends are paid on the common stock. All share units are paid out in cash.

Cash Units.  Funds in this type of account are credited with interest monthly based on U.S. Treasury bill rates using the Treasury constant maturities daily "1-year" rate.

For certain years prior to 2012, Mr. Crotty had elected to have his fees deferred in the form of share units.

(3)	Each non-management director receives an annual grant of restricted common stock equal in value to $100,000, with new non-management directors receiving an initial grant equal in value to $150,000. The restricted stock awards vest in equal installments over three years. The awards are made from shares available under our 2009 Long Term Incentive Plan. The restricted stock awards have a value equal to the aggregate grant date fair value calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, "Compensation—Stock Compensation" ("ASC Topic 718"). Assumptions used in the valuation of equity-based awards are discussed in "Summary of Accounting Policies - Restricted Stock" and "Stock Options and Restricted Stock" in Notes to Consolidated Financial Statements.

(4)	Ms. Zarcone did not stand for re-election at the 2012 Annual Meeting of Stockholders and, accordingly, ceased her service on the Board of Directors effective as of May 17, 2012.

The following table shows the aggregate number of outstanding restricted stock awards held by our non-management directors as of December 31, 2012.

Name	Shares of Restricted Stock
Sidney Kimmel	13,997
Matthew H. Kamens	16,037
Gerald C. Crotty	16,037
Lowell W. Robinson	16,037
Robert L. Mettler	16,037
Margaret H. Georgiadis	16,037
John D. Demsey	18,493
Jeffrey D. Nuechterlein	18,493
Ann Marie C. Wilkins	18,493
Donna F. Zarcone (1)	-

(1)	All shares of unvested restricted stock held by Ms. Zarcone on May 17, 2012, the date on which she ceased service as a director, were forfeited and cancelled as of that date.

Non-management directors are expected to own shares of our common stock equal in value to at least five times the then-current amount of the annual retainer.  The guidelines are in place to further enhance alignment between the interests of Board members and stockholders, through meaningful stockholdings on the part of the directors.  That ownership stake should be achieved within five years of their election or appointment to the Board of Directors (or, in the case of those directors serving as such at the time the requirement was adopted on October 28, 2002, by October 28, 2007).  Each director may count toward that requirement the value of shares owned (including shares of restricted stock) and the value of share units credited to the director's account under The Jones Group Inc. Deferred Compensation Plan for Outside Directors.  All current non-management directors meet the share ownership level under the guidelines as of the date of this proxy statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The information contained herein has been obtained from our records or from information furnished directly by the individual or entity to us.

The table below shows, as of April 1, 2013, how much of our common stock was owned by each of our directors, nominees, executive officers named in the 2012 Summary Compensation Table, each person known to us to own 5% or more of our common stock (as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934) and all of our current directors and executive officers, as a group.

Name	Number of Shares Owned (1)		Restricted Stock (2)	Percent of Outstanding Shares
Wesley R. Card	261,836		1,092,531	1.7%
Sidney Kimmel	1,035,034	(3)	17,655	1.3%
Matthew H. Kamens	53,335		17,655	*
Gerald C. Crotty	68,335		17,655	*
Lowell W. Robinson	47,335		17,655	*
Robert L. Mettler	58,535		17,655	*
Margaret H. Georgiadis	58,535	(4)	17,655	*
John D. Demsey	7,624		24,281	*
Jeffrey D. Nuechterlein	12,624		24,281	*
Ann Marie C. Wilkins	9,892		24,281	*
John T. McClain	123,338		266,305	*
Richard L. Dickson	79,120		851,004	1.2%
Ira M. Dansky	67,556	(5)	191,192	*
Christopher R. Cade	-		73,218	*
Dimensional Fund Advisors LP 6300 Bee Cave Road Palisades West, Building One Austin, TX 78746	6,079,176	(6)	-	7.6%
The Bank of New York Mellon Corporation One Wall Street, 31st Floor New York, NY 10286	5,879,907	(7)	-	7.3%
BlackRock, Inc. 40 East 52nd Street New York, NY 10022	4,930,105	(8)	-	6.1%
The Vanguard Group Inc. P.O. Box 2600, V26 Valley Forge, PA 19482	4,195,885	(9)	-	5.2%
LSV Asset Management 155 N. Wacker Drive, Suite 4600 Chicago, IL 60606	4,081,906	(10)	-	5.1%
AllianceBernstein L.P. 1345 Avenue of the Americas New York, NY 10105	4,028,489	(11)	-	5.0%
All directors and current executive officers as a group (14 persons)	1,883,099		2,653,023	5.6%
___________________
*      Less than one percent.

(1)	Includes shares for which the named person has either sole or shared voting and investment power. Excludes shares of restricted stock and shares that can be acquired through the exercise of options. Also excludes "share units" (i.e., phantom stock) under our Deferred Compensation Plan for Outside Directors. Under that plan, non-management directors can elect to have the value of deferred amounts of all or a portion of their annual retainer and meeting attendance fees paid out based on an assumed investment in our Common Stock. The participants making that election do not have any right to vote or to receive Common Stock in connection with the assumed investments of the deferred amounts, and they are ultimately paid out in cash, but the assumed investments do represent an economic interest in our Common Stock. Such accounts are credited with additional share units for cash dividends paid on our Common Stock. Mr. Crotty has been credited with 19,391.959 share units under the plan as of April 1, 2013. See footnote 2 to the 2012 Director Compensation table.

(2)	Shares subject to a vesting schedule and other restrictions as to which the named individual has voting power.

(3)	1,035,034 shares are held by the Sidney Kimmel Revocable Indenture of Trust.

(4)	51,120 shares are held by Telendos, LLC.

(5)	67,556 shares are held by the Ira Martin Dansky Revocable Trust.

(6)	Based solely upon information reported in Schedule 13G, filed with the SEC on February 11, 2013, reporting beneficial ownership as of December 31, 2012 by Dimensional Fund Advisors LP ("DFA"). According to the filing, the shares reported are owned by four investment companies, to which DFA furnishes investment advice, and by certain other commingled group trusts and separate accounts, for which DFA serves as investment manager. DFA has sole power to vote or to direct the vote of 5,987,631 shares and sole power to dispose or to direct the disposition of 6,079,176 shares. DFA disclaims beneficial ownership of all such shares.

(7)	Based solely upon information reported in Scheduled 13G, filed with the SEC on February 4, 2013, reporting beneficial ownership as of December 31, 2012 by The Bank of New York Mellon Corporation ("BNYM") and the following direct or indirect subsidiaries of BNYM, filing jointly: BNY Mellon, National Association, BNY Mellon Trust of Delaware, The Boston Company Asset Management LLC, The Dreyfus Corporation, Mellon Capital Management Corporation, Pershing LLC, B.N.Y. Holdings (Delaware) Corporation, MAM (MA) Holding Trust, MBC Investments Corporation and Pershing Group LLC. According to the filing, the shares reported are beneficially owned by BNYM and its direct or indirect subsidiaries in their various fiduciary capacities. BONYM has sole power to vote or direct the vote of 5,834,633 shares, shared power to vote or direct the vote of 2,685 shares, sole power to dispose or direct the disposition of 5,863,515 shares, and shared power to dispose or direct the disposition of 15,335 shares.

(8)	Based solely upon information reported in Amendment No. 3 to Schedule 13G, filed with the SEC on February 5, 2013, reporting beneficial ownership as of December 31, 2012.

(9)	Based solely upon information reported in Schedule 13G, filed with the SEC on February 13, 2013, reporting beneficial ownership as of December 31, 2012. According to the filing, The Vanguard Group Inc. ("TVG") has sole power to vote or direct the vote of 129,777 shares, sole power to dispose or direct the disposition of 4,069,108 shares, and shared power to dispose or direct the disposition of 126,777 shares. Of the shares reported, Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of TVG, is the beneficial owner of 126,777 shares as a result of its serving as investment manager of collective trust accounts, and Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of TVG, is the beneficial owner of 3,000 shares as a result of its serving as investment manager of Australian investment offerings.

(10)	Based solely upon information reported in Schedule 13G, filed with the SEC on February 2, 2013, reporting beneficial ownership as of December 31, 2012.

(11)	Based solely upon information reported in Amendment No. 1 to Schedule 13G, filed with the SEC on February 12, 2013, reporting beneficial ownership as of December 31, 2012. According to the filing, AllianceBernstein L.P. is a majority-owned subsidiary of AXA Financial, Inc. and an indirect majority-owned subsidiary of AXA SA but operates under independent management and makes independent decisions from AXA SA and AXA Financial and their respective subsidiaries. AllianceBernstein has sole power to dispose or to direct the disposition of 3,364,999 shares and has sole power to vote or to direct the vote of 4,028,489 shares. Gerald C. Crotty, one of our directors, is a trustee of the AXA Premier VIP Trust, for which AXA Equitable Life Insurance Company serves as investment manager. In his role as trustee, Mr. Crotty neither directs the investment nor directs the voting of portfolio securities of the Trust.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2012.  For further information, see "Stock Options and Restricted Stock" in Notes to Consolidated Financial Statements.

Draft 5

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policy with Respect to Related Person Transactions

It is our policy, set forth in writing, not to permit any transaction in which we are a party and in which executive officers or directors, their immediate family members, or 5% shareholders have or will have a direct or indirect interest unless approved in advance by the Audit Committee of the Board of Directors, other than

•  transactions available to all employees,
•	transactions involving purchases of our products at discounts made generally available to all employees or an identified group of employees,
•	transactions involving compensation approved by the Compensation Committee of the Board of Directors or
•
charitable contributions involving less than $10,000 per annum to a charitable entity of which one of our executive officers or directors, their immediate family members, or a 5% shareholder of our company is an executive officer.

Any issues as to the application of this policy shall be resolved by the Audit Committee of the Board of Directors.  A copy of our Statement of Policy with Respect to Related Person Transactions is available on our website, www.jonesgroupinc.com (under the "Our Company - Corporate Governance" caption).

Independence of Directors

Our Corporate Governance Guidelines provide that a majority of the Board shall consist of independent directors.  For a director to be independent, the Board must affirmatively determine that the director is independent under our Director Independence Standards.

The Board has determined that seven of our current directors – Gerald C. Crotty, Lowell W. Robinson, Robert L. Mettler, Margaret H. Georgiadis, John D. Demsey, Jeffrey D. Nuechterlein and Ann Marie C. Wilkins – are independent.  The Board had determined that Donna F. Zarcone, who served as a director until the 2012 Annual Meeting of Stockholders (at which she did not stand for re-election) was also independent.

The Board has determined that three of our current directors - Wesley R. Card, our Chief Executive Officer, Sidney Kimmel, currently our non-executive Chairman of the Board and until January 1, 2011, our executive Chairman, and Matthew H. Kamens, who, since 2002, has had a personal services contract with Mr. Kimmel - are not independent.

All three of the Company's Audit, Compensation and Nominating/Corporate Governance committees are composed entirely of independent directors.

The Director Independence Standards adopted by the Board of Directors are available on our website, www.jonesgroupinc.com (under the "Our Company - Corporate Governance" caption).  The independence standards used to determine whether members of the Audit, Compensation and Nominating/Corporate Governance committees are independent are set forth in the respective charters of those committees, which are available on our website (under the "Our Company – Corporate Governance" caption).

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

In connection with the audit of Jones' 2012 financial statements, we entered into an engagement agreement with BDO USA, LLP, which set forth the terms by which BDO USA, LLP has performed audit services for us.  That agreement is subject to alternative dispute resolution procedures and an exclusion of punitive damages.

The aggregate fees billed by BDO USA, LLP for professional services for 2012 and 2011 were as follows:

	2012	2011
Audit fees (1)	$2,734,201	$2,618,626
Audit-related fees (2)	112,000	776,816
Tax fees (3)	279,793	325,951
Total	$3,125,994	$3,721,393

(1)	Includes audit of financial statements, audit of internal controls, SAS 100 reviews, consultations and statutory audits.

(2)	Includes audits of employee benefit plans and due diligence and reviews related to acquisition and disposition activities.

(3)	Includes foreign tax compliance work, transfer pricing studies, consultations and preparation of expatriate tax returns.

The Audit Committee's charter provides that the Audit Committee will review, and approve in advance, in its sole discretion, all auditing services, internal control related services and permitted non-audit services, including fees and terms, to be performed for us by our independent registered public accountants, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934 which are approved by the Audit Committee prior to completion of the audit.  The Audit Committee may form and delegate to subcommittees of one or more members of the Audit Committee its authority to pre-approve audit and permitted non-audit services, including internal control related services, provided that any such subcommittee pre-approvals are presented to the full Audit Committee at the next scheduled Audit Committee meeting.  In 2012, all of the services and fees were pre-approved by the Audit Committee.

The Audit Committee's charter also provides that the Audit Committee will consider whether the independent registered public accountants' provision of permitted non-audit services is compatible with maintaining the registered public accountants' independence.  The Audit Committee considered whether the provision of non-audit services by BDO USA, LLP is compatible with maintaining BDO USA, LLP's independence with respect to Jones and determined that to be the case.

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

April 30, 2013	THE JONES GROUP INC. (Registrant) By: /s/ Wesley R. Card Wesley R. Card Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
____________________
*	Filed herewith.