Form 10-Q
period 2013-04-06
JONES GROUP INC
filed 2013-05-03
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 6, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☐   No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐   No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒Accelerated filer  ☐Non-accelerated filer  ☐Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock $.01 par value	Outstanding at May 2, 2013 80,092,258

THE JONES GROUP INC.

DEFINITIONS

As used in this Report, unless the context requires otherwise, "Jones," "our," "us" and "we" means The Jones Group Inc. and consolidated subsidiaries, "Brian Atwood" means the Brian Atwood-related intellectual property interests, equity interests, assets acquired and liabilities assumed on July 2, 2012, "FASB" means the Financial Accounting Standards Board, "ASC" means the "FASB Accounting Standards Codification®", "ASU" means "Accounting Standards Update" and "SEC" means the United States Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE JONES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(ALL AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	April 6, 2013	March 31, 2012	December 31, 2012
ASSETS	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$44.7	$147.1	$149.6
Accounts receivable	446.2	458.6	381.0
Inventories, primarily finished goods	498.3	473.0	486.7
Prepaid and refundable income taxes	3.9	-	5.5
Deferred taxes	36.2	34.6	33.2
Loan to unconsolidated affiliate	-	10.0	-
Prepaid expenses and other current assets	47.4	44.6	40.7
Total current assets	1,076.7	1,167.9	1,096.7
Property, plant and equipment, at cost, less accumulated depreciation and amortization of $579.0, $596.6 and $565.3	265.6	273.0	278.1
Goodwill	212.5	258.5	215.3
Other intangibles, at cost, less accumulated amortization	854.8	900.9	869.7
Investment in unconsolidated affiliate	41.8	36.2	38.9
Other assets	92.7	98.7	96.8
Total assets	$2,544.1	$2,735.2	$2,595.5
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$64.5	$-	$-
Current portion of long-term debt and capital lease obligations	2.2	2.1	2.2
Current portion of acquisition consideration payable	20.8	228.3	30.3
Accounts payable	208.2	244.7	257.5
Income taxes payable	-	11.5	1.4
Accrued employee compensation and benefits	27.7	29.1	50.0
Accrued expenses and other current liabilities	99.9	96.2	110.8
Total current liabilities	423.3	611.9	452.2
Long-term debt	932.0	832.4	934.4
Obligations under capital leases	20.7	22.8	21.3
Deferred taxes	61.6	74.9	56.7
Income taxes payable	0.5	0.5	0.5
Acquisition consideration payable	3.2	5.8	6.0
Other noncurrent liabilities	113.5	93.1	118.1
Total liabilities	1,554.8	1,641.4	1,589.2
Commitments and contingencies	-	-	-
Redeemable noncontrolling interest	0.6	-	0.6
Equity:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-	-	-
Common stock, $.01 par value - shares authorized 200.0; issued 80.3, 82.1 and 79.2	0.8	0.8	0.8
Additional paid-in capital	521.3	526.9	520.8
Retained earnings	492.3	586.2	501.1
Accumulated other comprehensive loss	(26.8)	(20.3)	(17.9)
Total Jones stockholders' equity	987.6	1,093.6	1,004.8
Noncontrolling interests	1.1	0.2	0.9
Total equity	988.7	1,093.8	1,005.7
Total liabilities and equity	$2,544.1	$2,735.2	$2,595.5

See accompanying notes to consolidated financial statements

THE JONES GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(ALL AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	Fiscal Quarter Ended
	April 6, 2013	March 31, 2012
Net sales	$997.6	$923.4
Licensing income	10.8	12.3
Other revenues	0.3	0.3
Total revenues	1,008.7	936.0
Cost of goods sold	660.3	592.5
Gross profit	348.4	343.5
Selling, general and administrative expenses	331.5	303.3
Operating income	16.9	40.2
Interest income	0.1	0.2
Interest expense and financing costs	16.2	42.9
Equity in income of unconsolidated affiliate	0.6	0.9
Income (loss) before provision (benefit) for income taxes	1.4	(1.6)
Provision (benefit) for income taxes	0.5	(0.6)
Net income (loss)	0.9	(1.0)
Less: income attributable to noncontrolling interest	0.4	0.2
Income (loss) attributable to Jones	$0.5	$(1.2)
Earnings (loss) per common share attributable to Jones
Basic	$0.01	$(0.01)
Diluted	0.01	(0.01)
Weighted average shares outstanding
Basic	73.4	76.1
Diluted	75.9	76.1
Dividends declared per share	$0.05	$0.05

See accompanying notes to consolidated financial statements

THE JONES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(ALL AMOUNTS IN MILLIONS)

	Fiscal Quarter Ended
	April 6, 2013	March 31, 2012
Net income (loss)	$0.9	$(1.0)
Other comprehensive (loss) income:
Change in fair value of cash flow hedges, net of $(0.1) and $0.1 tax (provision) benefit	0.2	(0.1)
Reclassification adjustment for hedge gains and losses included in net (loss) income, net of $0.0 tax provision	(0.1)	-
Pension and postretirement liability adjustments, net of $0.1 and $0.0 tax benefit	0.2	-
Foreign currency translation adjustments	(9.2)	9.4
Total other comprehensive (loss) income	(8.9)	9.3
Comprehensive (loss) income	$(8.0)	$8.3

See accompanying notes to consolidated financial statements

THE JONES GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(ALL AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	Number of common shares outstanding	Total equity	Common stock	Addi-tional paid-in capital	Retained earnings	Accumu-lated other compre-hensive loss	Non-controlling interests	Redeemable non-controlling interest
Balance, January 1, 2012	81.0	$1,089.4	$0.8	$521.8	$596.2	$(29.6)	$0.2	$-
Comprehensive income (loss)	-	8.3	-	-	(1.2)	9.3	0.2	-
Issuance of restricted stock to employees, net of forfeitures	2.1	-	-	-	-	-	-	-
Shares withheld for taxes upon vesting of restricted stock	-	(0.3)	-	(0.1)	(0.2)	-	-	-
Amortization of restricted stock	-	9.3	-	9.3	-	-	-	-
Distributions to noncontrolling interests	-	(0.2)	-	-	-	-	(0.2)	-
Tax effects from vesting of restricted stock	-	1.4	-	1.4	-	-	-	-
Tax effects of expired employee stock options	-	(1.3)	-	(1.3)	-	-	-	-
Dividends on common stock ($0.05 per share)	-	(3.9)	-	-	(3.9)	-	-	-
Repurchase of common shares	(1.0)	(8.9)	-	(4.2)	(4.7)	-	-	-
Balance, March 31, 2012	82.1	$1,093.8	$0.8	$526.9	$586.2	$(20.3)	$0.2	$-
Balance, January 1, 2013	79.2	$1,005.7	$0.8	$520.8	$501.1	$(17.9)	$0.9	$0.6
Comprehensive (loss) income	-	(8.0)	-	-	0.5	(8.9)	0.4	-
Issuance of restricted stock to employees, net of forfeitures	2.1	-	-	-	-	-	-	-
Shares withheld for taxes upon vesting of restricted stock	(0.2)	(2.0)	-	(1.0)	(1.0)	-	-	-
Amortization of restricted stock	-	10.9	-	10.9	-	-	-	-
Distributions to noncontrolling interests	-	(0.2)	-	-	-	-	(0.2)	-
Tax effects from vesting of restricted stock	-	(0.7)	-	(0.7)	-	-	-	-
Tax effects of cancelled restricted stock	-	(4.0)	-	(4.0)	-	-	-	-
Dividends on common stock ($0.05 per share)	-	(4.0)	-	-	(4.0)	-	-	-
Repurchase of common shares	(0.8)	(9.0)	-	(4.7)	(4.3)	-	-	-
Balance, April 6, 2013	80.3	$988.7	$0.8	$521.3	$492.3	$(26.8)	$1.1	$0.6

See accompanying notes to consolidated financial statements

THE JONES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(ALL AMOUNTS IN MILLIONS)

	Fiscal Quarter Ended
	April 6, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$0.9	$(1.0)
Adjustments to reconcile net income (loss) to net cash used in operating activities, net of acquisitions:
Amortization of restricted stock	10.9	9.3
Depreciation and other amortization	21.7	22.5
Impairment losses	6.2	0.4
Losses on disposal of property, plant and equipment	1.6	0.1
Adjustments to acquisition consideration payable	(0.9)	24.6
Equity in income of unconsolidated affiliate	(0.6)	(0.9)
Deferred taxes	-	(9.5)
Fair value adjustments related to interest rate swaps and cap	-	1.6
Other items, net	5.7	(2.7)
Changes in operating assets and liabilities:
Accounts receivable	(67.8)	(117.5)
Inventories	(15.7)	20.8
Prepaid expenses and other current assets	(6.4)	(6.6)
Other assets	1.3	(0.6)
Accounts payable	(47.9)	7.4
Income taxes payable/prepaid income taxes	(0.5)	14.9
Accrued expenses and other current liabilities	(32.3)	(22.0)
Acquisition consideration payable	(8.9)	(0.3)
Other liabilities	(4.0)	(0.3)
Total adjustments	(137.6)	(58.8)
Net cash used in operating activities	(136.7)	(59.8)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16.3)	(18.2)
Other	(0.2)	(0.2)
Net cash used in investing activities	(16.5)	(18.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short-term borrowings	64.5	-
Dividends paid	(4.0)	(4.0)
Repurchases of common stock	(9.0)	(8.9)
Payments of acquisition consideration payable	(2.5)	(2.0)
Other items, net	(0.7)	1.5
Net cash provided by (used in) financing activities	48.3	(13.4)
EFFECT OF EXCHANGE RATES ON CASH	-	(0.1)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(104.9)	(91.7)
CASH AND CASH EQUIVALENTS, BEGINNING	149.6	238.8
CASH AND CASH EQUIVALENTS, ENDING	$44.7	$147.1

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

In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results.  All such adjustments are of a normal and recurring nature.  The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 2013.

Distribution costs.  Our cost of sales may not be comparable to those of other entities, since some entities include all of the costs associated with their distribution functions in cost of sales while we include these costs in selling, general and administrative ("SG&A") expenses.  Distribution costs included in SG&A expenses for the fiscal quarters ended April 6, 2013 and March 31, 2012 were $25.8 million and $23.6 million, respectively.

EARNINGS PER SHARE

The computation of basic and diluted earnings per share is as follows:

(In millions, except per share amounts)	Fiscal Quarter Ended
	April 6, 2013	March 31, 2012
Net income (loss)	$0.9	$(1.0)
Less: income attributable to noncontrolling interest	0.4	0.2
Income (loss) attributable to Jones	0.5	(1.2)
Less: income (loss) allocated to participating securities	-	(0.2)
Income (loss) available to common stockholders of Jones	$0.5	$(1.0)
Weighted-average shares outstanding - basic	73.4	76.1
Effect of dilutive employee restricted stock	2.5	-
Weighted-average shares outstanding - diluted	75.9	76.1
Earnings (loss) per common share attributable to Jones
Basic	$0.01	$(0.01)
Diluted	0.01	(0.01)

ACQUISITIONS

Brian Atwood

On July 2, 2012, we acquired an 80% interest in Brian Atwood-related intellectual property (the "intellectual property") from BA Holding Group, Inc., BKA International, Inc. and Brian Atwood, we acquired 100% of the equity interests in Atwood Italia S.r.l., and we acquired certain assets and assumed certain liabilities of Brian Atwood, Ltd. (collectively, "Brian Atwood").  The purchase price was $5.5 million, of which $5.0 million was paid in 2012.  We deferred $0.5 million of the purchase price, with payment subject to an indemnification holding period as set forth in the acquisition agreement, of which $0.2 million was paid in the fiscal quarter ended April 6, 2013.

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

The gross contractual accounts receivable acquired from Brian Atwood was $0.5 million.

The fair values of the acquired intangibles were determined using discounted cash flow models using a discount factor based on an estimated risk-adjusted weighted average cost of capital.  The customer relationships were valued using a "with and without" model, the trademarks using a relief-from-royalty model and the order backlog using multi-period excess earnings model.

The acquisition resulted in the recognition of $3.2 million of goodwill, which will not be deductible for tax purposes.  Goodwill largely consists of expected synergies resulting from the leveraging of the combined networks of partners, infrastructure and customer relationships to expand product distribution worldwide, as well as the acquired assembled workforce, which does not qualify as an amortizable intangible asset, and the potential for both product extensions, such as apparel, and the introduction of Brian Atwood retail locations.  The goodwill has been assigned to our domestic wholesale footwear and accessories segment, as we pursued the acquisition to acquire majority ownership interest in the Brian Atwood-related trademarks, under which our existing B Brian Atwood domestic footwear business is licensed.  Pro forma total revenues and results of operations reflecting the acquisition of Brian Atwood are not presented, as the acquisition is not material to our financial position or our results of operations.

EQUITY METHOD INVESTMENTS

On June 20, 2008, we acquired a 10% equity interest in GRI Group Limited ("GRI"), an international accessories and apparel brand management and retail-distribution network, for $20.2 million.  On June 24, 2009, we increased our equity interest to 25% for an additional $15.2 million.  The selling shareholders of GRI were entitled to receive an additional cash payment equaling 60% of the amount of GRI's fiscal year 2011 net income that exceeded a certain threshold, and on June 21, 2012, we made a cash payment to them of $3.5 million in satisfaction of the obligation.  GRI is the exclusive licensee of several of our brands in Asia, including Nine West, Anne Klein, AK Anne Klein, Easy Spirit, Enzo Angiolini and Joan & David.  GRI also distributes other women's apparel, shoes and accessory brands not owned by us.  See "Accounts Receivable" for additional information regarding GRI.

ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

(In millions)	April 6, 2013	March 31, 2012	December 31, 2012
Trade accounts receivable	$482.8	$495.0	$408.4
Allowances for doubtful accounts, returns, discounts and co-op advertising	(36.6)	(36.4)	(27.4)
	$446.2	$458.6	$381.0

Due to our 25% ownership interest in GRI, GRI is deemed to be a related party.  Included in accounts receivable are amounts due from GRI in the amount of $13.3 million, $26.1 million and $15.6 million at April 6, 2013, March 31, 2012 and December 31, 2012, respectively.  Net revenues from GRI amounted to $13.0 million and $17.9 million for the fiscal quarters ended April 6, 2013 and March 31, 2012, respectively.  On April 23, 2009, we converted $10.0 million of the outstanding GRI accounts receivable to a three-year interest-bearing convertible note.  This note was repaid on April 20, 2012.

ACCRUED RESTRUCTURING COSTS

Jewelry
During 2009, we decided to discontinue the domestic manufacturing, product development and sourcing activities of our jewelry business, and also announced the closing of our jewelry distribution center during 2010.  The details of the jewelry restructuring accruals are as follows:

(In millions)	Lease obligations
Balance, January 1, 2012	$1.5
Payments and reductions	(0.1)
Balance, March 31, 2012	$1.4
Balance, January 1, 2013	$1.4
Payments and reductions	(0.1)
Balance, April 6, 2013	$1.3

The net accrual of $1.4 million at March 31, 2012 is reported as $0.4 million of accrued expenses and other current liabilities and $1.0 million of other noncurrent liabilities.  The net accrual of $1.3 million at April 6, 2013 is reported as $0.4 million of accrued expenses and other current liabilities and $0.9 million of other noncurrent liabilities.

Retail Stores
We continue to review our domestic retail operations for underperforming locations.  As a result of these reviews, we have decided to close retail locations that no longer provide strategic benefits.  During the fiscal quarter ended April 6, 2013, we decided to close 120 underperforming domestic retail locations throughout 2013 and 2014 in addition to the 50 store closings announced in the fiscal quarter ended December 31, 2012.  We expect to operate a smaller and more productive chain of domestic locations, with outlet stores comprising a significantly higher percentage of the overall retail portfolio.  We will continue to critically assess individual store profitability, including consideration of converting certain locations to brands that offer the greatest opportunity for revenue growth.

During the first fiscal quarters of 2013 and 2012, we closed 25 and 41 locations, respectively, under this plan.  Total termination benefits and associated employee costs for all locations closed since 2009 and identified to be closed are expected to be $14.1 million for approximately 2,950 employees, including both store employees and administrative support personnel.  We accrued $3.3 million and $0.8 million of termination benefits and associated employee costs during the first fiscal quarters of 2013 and 2012, respectively.  In connection with our decision to close these locations, we reviewed the associated long-term assets for impairments.  As a result of these reviews, we recorded $5.8 million and $0.4 million of impairment losses in the first fiscal quarters of 2013 and 2012, respectively, on leasehold improvements and furniture and fixtures present in the locations to be closed.  These costs are reported as SG&A expenses in the domestic retail segment.

The details of the retail store restructuring accruals are as follows:

(In millions)	Termination benefits
Balance, January 1, 2012	$1.3
Additions	0.8
Payments and reductions	(1.0)
Balance, March 31, 2012	$1.1
Balance, January 1, 2013	$0.9
Additions	3.3
Payments and reductions	(0.3)
Balance, April 6, 2013	$3.9

The net accruals of $1.1 million at March 31, 2012 and $3.9 million at April 6, 2013 are reported as accrued expenses and other current liabilities.

Other Cost Reduction Initiatives
During the fiscal quarter ended April 6, 2013, we implemented actions to reduce costs in certain selling, supply chain and corporate back office functions (primarily through headcount reductions) and to optimize our wholesale sportswear channel by streamlining our structure to support a brand-focused organization, including the consolidation of certain production, design and selling divisions and consolidation of distribution and supply chain facilities.  Total termination benefits and associated employee costs identified as of April 6, 2013 are expected to be $4.5 million for approximately 90 employees.  We recorded $3.9 million of employee termination costs in the fiscal quarter ended April 6, 2013.  The remaining $0.6 million will be accrued on a straight-line basis over the remaining period each affected employee is required to render service to receive the benefit.  These costs are reported as SG&A expenses and affect all of our reportable segments.  Additional actions may be taken during 2013 as we continue to assess our operations for opportunities to reduce costs and improve profitability.

The details of the cost reduction initiative accruals are as follows:

(In millions)	Termination benefits
Balance, January 1, 2013	$-
Additions	3.9
Payments and reductions	(0.1)
Balance, April 6, 2013	$3.8

The net accrual of $3.8 million at April 6, 2013 is reported as accrued expenses and other current liabilities.

GOODWILL

The following table presents, by segment and in total, the carrying amount of goodwill for the fiscal quarters ended March 31, 2012 and April 6, 2013.

(In millions)	Domestic Wholesale Sportswear	Domestic Wholesale Jeanswear	Domestic Wholesale Footwear & Accessories	Domestic Retail	International Wholesale	International Retail	Total
Balance, January 1, 2012
Goodwill	$46.7	$519.2	$859.8	$120.6	$111.6	$50.4	$1,708.3
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	-	-	(1,453.0)
Net goodwill	46.7	-	46.6	-	111.6	50.4	255.3
Foreign currency translation effects	-	-	-	-	1.5	1.7	3.2
Balance, March 31, 2012
Goodwill	46.7	519.2	859.8	120.6	113.1	52.1	1,711.5
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	-	-	(1,453.0)
Net goodwill	$46.7	$-	$46.6	$-	$113.1	$52.1	$258.5
Balance, January 1, 2013
Goodwill	$46.7	$519.2	$863.0	$120.6	$113.5	$52.7	$1,715.7
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	-	(47.4)	(1,500.4)
Net goodwill	46.7	-	49.8	-	113.5	5.3	215.3
Foreign currency translation effects	-	-	-	-	(2.5)	(0.3)	(2.8)
Balance, April 6, 2013
Goodwill	46.7	519.2	863.0	120.6	111.0	49.8	1,710.3
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	-	(44.8)	(1,497.8)
Net goodwill	$46.7	$-	$49.8	$-	$111.0	$5.0	$212.5

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis at March 31, 2012, December 31, 2012 and April 6, 2013.

(In millions) Description	Classification	Total Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2012:
Rabbi Trust assets	Prepaid expenses and other current assets	$8.5	$8.5	$-	$-
Interest rate swaps	Other long-term assets	5.9	-	5.9	-
Interest rate cap	Other long-term assets	0.1	-	0.1	-
Total assets		$14.5	$8.5	$6.0	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$8.5	$8.5	$-	$-
Interest rate swaps	Other long-term liabilities	0.3	-	0.3	-
Canadian Dollar – U.S. Dollar forward contracts	Accrued expenses and other current liabilities	0.1	-	0.1	-
Deferred director fees	Accrued expenses and other current liabilities	0.2	0.2	-	-
Acquisition consideration	Current portion of acquisition consideration payable	226.9	-	-	226.9
5.125% Senior Notes due 2014	Long-term debt	262.6	-	262.6	-
Hedged portion of 6.875% Senior Notes due 2019	Long-term debt	151.3	-	151.3	-
Acquisition consideration	Acquisition consideration payable, net of current portion	5.8	-	-	5.8
Total liabilities		$655.7	$8.7	$414.3	$232.7
December 31, 2012:
Rabbi Trust assets	Prepaid expenses and other current assets	$8.4	$8.4	$-	$-
Interest rate cap	Other long-term assets	-	-	-	-
British Pound – U.S. Dollar forward contracts	Prepaid expenses and other current assets	-	-	-	-
Canadian Dollar – U.S. Dollar forward contracts	Prepaid expenses and other current assets	0.2	-	0.2	-
Total assets		$8.6	$8.4	$0.2	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$8.4	$8.4	$-	$-
Deferred director fees	Accrued expenses and other current liabilities	0.2	0.2	-	-
Acquisition consideration	Current portion of acquisition consideration payable	30.3	-	-	30.3
Acquisition consideration	Acquisition consideration payable, net of current portion	6.0	-	-	6.0
Total liabilities		$44.9	$8.6	$-	$36.3
April 6, 2013:
Rabbi Trust assets	Prepaid expenses and other current assets	$8.1	$8.1	$-	$-
British Pound – U.S. Dollar forward contracts	Prepaid expenses and other current assets	0.5	-	0.5	-
Canadian Dollar – U.S. Dollar forward contracts	Prepaid expenses and other current assets	0.4	-	0.4	-
Interest rate cap	Other long-term assets	-	-	-	-
Total assets		$9.0	$8.1	$0.9	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$8.1	$8.1	$-	$-
Deferred director fees	Accrued expenses and other current liabilities	0.2	0.2	-	-
Acquisition consideration	Current portion of acquisition consideration payable	20.8	-	-	20.8
Acquisition consideration	Acquisition consideration payable, net of current portion	3.2	-	-	3.2
Total liabilities		$32.3	$8.3	$-	$24.0

  The following table presents the changes in Level 3 contingent consideration liability for the fiscal three months ended March 31, 2012 and April 6, 2013.

(In millions)	Acquisition of Moda	Acquisition of SWH	Total Acquisition Consideration Payable
Beginning balance, January 1, 2012	$14.8	$195.6	$210.4
Payments	-	(2.3)	(2.3)
Total adjustments included in earnings	(3.1)	27.7	24.6
Balance, March 31, 2012	$11.7	$221.0	$232.7
Beginning balance, January 1, 2013	$7.4	$28.9	$36.3
Payments	(2.5)	(8.9)	(11.4)
Total adjustments included in earnings	(0.4)	(0.5)	(0.9)
Balance, April 6, 2013	$4.5	$19.5	$24.0

The following table represents quantitative information about the Level 3 contingent consideration liability measurement for the acquisition of Moda at April 6, 2013.

(In millions)	Fair Value at April 6, 2013	Valuation technique	Unobservable inputs	Range (Weighted Average)
Acquisition of Moda	$4.5	Discounted projection of financial results	Net sales growth Gross margin multiplier Discount rate	7% - 11% (9.4%) 1.44 12.0%

The valuation processes for the contingent consideration liability for the acquisition of Moda is based on the associated acquisition agreement.  Our inputs include probability-weighted projections of financial results for the acquired business and a discount rate based on our weighted average cost of capital.  We internally calculate the estimated liability using projected financial information provided by the operating divisions.

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

The remaining contingent consideration liability related to the acquisition of SWH has been determined to be $19.5 million, based on adjusted earnings before interest, taxes, depreciation and amortization as defined in the acquisition agreement ("EBITDA") for the year 2012 and an EBITDA multiplier at the contractual maximum of 9.0 as specified in the acquisition agreement.  Changes in the fair value of the contingent consideration liability for SWH are reported as adjustments to interest expense.  Of the remaining liability, $18.5 million was paid in April 2013 and payment of the remaining $1.0 million will be deferred until certain conditions are met.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

In accordance with the fair value hierarchy described above, the following table shows the fair value of our non-financial assets and liabilities that were required to be measured at fair value on a nonrecurring basis at March 31, 2012 and April 6, 2013, and the total losses recorded as a result of the remeasurement process.

(In millions)		Fair Value Measurements Using
Description	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total losses recorded for the fiscal three months
At March 31, 2012:
Property and equipment	$-	$-	$-	$-	$0.4
At April 6, 2013:
Property and equipment	0.8	-	-	0.8	6.2

During the fiscal quarters ended March 31, 2012 and April 6, 2013, property and equipment utilized in our retail operations with a carrying amount of $0.4 million and $6.6 million, respectively, were written down to fair values of zero and $0.8 million, respectively, primarily as a result of our decision to close underperforming retail locations.  These losses were recorded as SG&A expenses in the domestic retail segment.  We consider long-term assets utilized in a retail location to be impaired when a pattern of operating losses at the location indicate that future operating losses are probable and that the resulting cash flows will not be sufficient to recover the carrying value of the associated long-term assets.  During the fiscal quarter ended April 6, 2013, leasehold improvements with a carrying value of $0.4 million in a facility to be sublet were written down to a fair value of zero, as we will incur a loss on the sublease.  This loss was recorded as an SG&A expense in the domestic wholesale footwear and accessories segment.

Financial Instruments

As a result of our global operating and financing activities, we are exposed to changes in interest rates and foreign currency exchange rates which may adversely affect results of operations and financial condition.  In seeking to minimize the risks and/or costs associated with such activities, we manage exposure to changes in interest rates and foreign currency exchange rates through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  The instruments eligible for utilization include forward, option and swap agreements.  We do not use financial instruments for trading or other speculative purposes.  At April 6, 2013, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total notional value of US$12.1 million at a weighted-average exchange rate of 0.986 maturing through November 2013 and to exchange 6.0 million British Pounds for U.S. Dollars at an exchange rate of 1.623 maturing in December 2013.

At April 6, 2013, March 31, 2012 and December 31, 2012, the fair values of cash and cash equivalents, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments.  The estimated fair values of other financial instruments subject to fair value disclosures were valued using market comparable inputs.  These inputs include broker quotes, quoted market prices, interest rates and exchange rates for the same or similar instruments.  The fair value and related carrying amounts for items not disclosed elsewhere are as follows:

(In millions)	April 6, 2013			March 31, 2012		December 31, 2012
	Fair Value Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes, including hedged items recorded at fair value	1	$922.5	$903.6	$822.4	$750.2	$924.3	$884.5
Other long-term debt, including current portion	2	9.6	8.9	10.1	9.0	10.2	9.3
Note receivable from GRI	2	-	-	10.0	10.0	-	-
Other notes receivable	2	-	-	1.7	1.5	-	-

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

        Availability under the Credit Facility is determined with reference to a borrowing base consisting of a percentage of eligible inventory, accounts receivable, credit card receivables and licensee receivables, minus reserves determined by the joint collateral agents.  At April 6, 2013, we had $64.5 million of cash borrowings and $18.3 million of letters of credit outstanding, and our remaining availability was $456.7 million.  If availability under the Credit Facility falls below a stated level, we will be required to comply with a minimum fixed charge coverage ratio.  The Credit Facility also contains affirmative and negative covenants that, among other things, will limit or restrict our ability to (1) incur indebtedness, (2) create liens, (3) merge, consolidate, liquidate or dissolve, (4) make investments (including acquisitions), loans or advances, (5) sell assets, (6) enter into sale and leaseback transactions, (7) enter into swap agreements, (8) make certain restricted payments (including dividends and other payments in respect of capital stock), (9) enter into transactions with affiliates, (10) enter into restrictive agreements, and (11) amend material documents.  The Credit Facility is secured by a first priority lien on substantially all of our personal property.

LONG-TERM DEBT

In September 2012, we issued an additional $100.0 million of our 6.875% Senior Notes due 2019 (the "2019 Notes").  Net proceeds (including a premium of $3.5 million) were $100.9 million, which was used for general corporate purposes.  These additional notes are being treated as a single series with, and have the same terms as, the previously issued 2019 Notes and are fungible with the previously-issued 2019 Notes.

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

We recorded net increases in interest expense related to the ineffectiveness of the swaps and the changes in the fair value of the cap as follows.

(In millions)	Fiscal Quarter Ended
	April 6, 2013	March 31, 2012
Interest rate swaps	$-	$1.5
Interest rate cap	-	0.1
Net increase in interest expense	$-	$1.6

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

Since the foreign currency derivatives we use in our risk management strategies are highly effective hedges because all the critical terms of the derivative instruments match those of the hedged item, we record no ineffectiveness related to our cash flow hedges.  If foreign currency exchange rates do not change from their April 6, 2013 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months will not be material.

We also currently have outstanding forward contracts to exchange British Pounds for U.S. Dollars.  These contracts have not been designated as hedges.  Therefore, changes in the fair value of these contracts are recorded through earnings, with the corresponding asset or liability recorded in the balance sheet.

The notional amounts of our foreign exchange contracts outstanding at April 6, 2013, March 31, 2012 and December 31, 2012 are as follows.  For additional information, see "Fair Values."

(In millions)	Notional Amounts
	April 6, 2013	March 31, 2012	December 31, 2012
Canadian Dollar – U.S. Dollar forward exchange contracts	US$12.1	US$15.2	US$16.1
British Pound – U.S. Dollar forward exchange contracts	£6.0	-	£6.0

Fair Values of Derivative Instruments

(In millions)	April 6, 2013		March 31, 2012		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contracts		$-	Other long-term assets	$5.9		$-
Foreign exchange contracts	Prepaid expenses and other current assets	0.4		-	Prepaid expenses and other current assets	0.2
Total derivative assets		$0.4		$5.9		$0.2
Interest rate swap contracts			Other long-term liabilities	$0.3
Foreign exchange contracts			Accrued expenses and other current liabilities	0.1
Total derivative liabilities				$0.4
Derivatives not designated as hedging instruments
Interest rate cap contract	Other long-term assets	$-	Other long-term assets	$0.1	Other long-term assets	$-
Foreign exchange contracts	Prepaid expenses and other current assets	0.5		-		-
Total derivative assets		$0.5		$0.1		$-

Effect of Derivatives on the Statement of Operations - Derivatives Designated as Hedging Instruments

(In millions)		Amount of Pretax (Loss) due to Ineffectiveness Recognized in Income
Derivative type	Location of Pretax (Loss) due to Ineffectiveness Recognized in Income	Fiscal Quarter Ended April 6, 2013	Fiscal Quarter Ended March 31, 2012
Interest rate swap contracts	Interest expense	$-	$(1.5)

(In millions)	Amount of Pretax Gain (Loss) Recognized in Other Comprehensive Income			Amount of Pretax Gain (Loss) Reclassified from Other Comprehensive Income into Income
Derivative type	Fiscal Quarter Ended April 6, 2013	Fiscal Quarter Ended March 31, 2012	Location of Pretax (Loss) Reclassified from Other Comprehensive Income into Income	Fiscal Quarter Ended April 6, 2013	Fiscal Quarter Ended March 31, 2012
Canadian Dollar – U.S. Dollar forward contracts	$0.2	$(0.1)	Cost of sales	$0.1	$-

Effect of Derivatives on the Statement of Operations - Derivatives Not Designated as Hedging Instruments

(In millions)		Amount of Pretax Gain (Loss) Recognized in Income
Derivative type	Location of Pretax Gain (Loss) Recognized in Income	Fiscal Quarter Ended April 6, 2013	Fiscal Quarter Ended March 31, 2012
Interest rate cap contract	Interest expense	$-	$(0.1)
British Pound – U.S. Dollar forward contracts	Selling, general and administrative expenses	0.5	-

STATEMENT OF CASH FLOWS

Fiscal Quarter Ended	April 6, 2013	March 31, 2012
(In millions)
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$24.5	$11.9
Net income tax payments (refunds)	0.3	(8.9)
Supplemental disclosures of non-cash investing and financing activities:
Restricted stock issued to employees	27.4	18.7
Shares withheld for taxes upon vesting of restricted stock	2.0	0.3

PENSION PLANS

Components of Net Periodic Benefit Cost

(In millions)	Fiscal Quarter Ended
	April 6, 2013	March 31, 2012
Interest cost	$0.6	$0.6
Expected return on plan assets	(0.8)	(0.7)
Amortization of net loss	0.3	0.6
Net periodic benefit cost	$0.1	$0.5

Employer Contributions

During the fiscal quarter ended April 6, 2013, we contributed $0.7 million to our defined benefit pension plan.  We anticipate contributing a total of $5.1 million during 2013.

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

Summarized below are our revenues and income by reportable segment for the fiscal quarters ended April 6, 2013 and March 31, 2012.  We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets.  Therefore, we do not represent that these segments, if operated independently, would report the operating profit and other financial information shown below.

(In millions)	Domestic Wholesale Sportswear	Domestic Wholesale Jeanswear	Domestic Wholesale Footwear & Accessories	Domestic Retail	International Wholesale	International Retail	Licensing, Other & Eliminations	Consolidated
For the fiscal quarter ended April 6, 2013
Revenues	$216.5	$256.6	$241.2	$126.1	$73.2	$84.3	$10.8	$1,008.7
Segment income (loss)	$10.2	$34.2	$21.9	$(35.0)	$5.6	$(8.2)	$(11.8)	16.9
Net interest expense								(16.1)
Equity in income of unconsolidated affiliate								0.6
Income before provision for income taxes								$1.4
For the fiscal quarter ended March 31, 2012
Revenues	$233.6	$184.8	$225.9	$128.1	$73.4	$77.9	$12.3	$936.0
Segment income (loss)	$23.2	$16.6	$18.4	$(22.4)	$9.9	$(4.9)	$(0.6)	40.2
Net interest expense								(42.7)
Equity in income of unconsolidated affiliate								0.9
Loss before benefit for income taxes								$(1.6)

ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated Other Comprehensive (Loss) Income by Component

(In millions)	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Translation	Total
Balance, January 1, 2012	$-	$(23.5)	$(6.1)	$(29.6)
Other comprehensive (loss) income before reclassifications	(0.1)	(0.4)	9.4	8.9
Amounts reclassified from accumulated other comprehensive (loss) income	-	0.4	-	0.4
Net comprehensive (loss) income	(0.1)	-	9.4	9.3
Balance, March 31, 2012	$(0.1)	$(23.5)	$3.3	$(20.3)
Balance, January 1, 2013	$0.1	$(23.6)	$5.6	$(17.9)
Other comprehensive (loss) income before reclassifications	0.2	-	(9.2)	(9.0)
Amounts reclassified from accumulated other comprehensive (loss) income	(0.1)	0.2	-	0.1
Net comprehensive (loss) income	0.1	0.2	(9.2)	(8.9)
Balance, April 6, 2013	$0.2	$(23.4)	$(3.6)	$(26.8)

Reclassifications Out of Accumulated Other Comprehensive (Loss) Income

(In millions)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income
	For the Fiscal Quarter Ended April 6, 2013	For the Fiscal Quarter Ended March 31, 2012	Line Item in the Statement of Operations
(Gains) losses on cash flow hedges
Foreign exchange contracts	$(0.1)	$-	Cost of goods sold
Tax benefit	-	-	Provision (benefit) for income taxes
Total, net of tax	$(0.1)	$-
Amortization of defined benefit pension items
Actuarial (gains) losses	$0.3	$0.6	Selling, general and administrative expenses
Tax benefit	(0.1)	(0.2)	Provision (benefit) for income taxes
Total, net of tax	$0.2	$0.4

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

Condensed Consolidating Balance Sheets
(In millions)
	April 6, 2013				December 31, 2012
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
ASSETS
Current assets:
Cash and cash equivalents	$10.8	$33.9	$-	$44.7	$82.6	$67.0	$-	$149.6
Accounts receivable	237.3	208.9	-	446.2	191.0	190.0	-	381.0
Inventories	284.9	214.4	(1.0)	498.3	261.7	226.2	(1.2)	486.7
Prepaid and refundable income taxes	8.8	0.6	(5.5)	3.9	18.6	0.3	(13.4)	5.5
Deferred taxes	23.3	12.9	-	36.2	17.9	15.3	-	33.2
Prepaid expenses and other current assets	25.6	22.8	(1.0)	47.4	23.6	18.2	(1.1)	40.7
Total current assets	590.7	493.5	(7.5)	1,076.7	595.4	517.0	(15.7)	1,096.7
Property, plant and equipment	59.1	206.5	-	265.6	64.6	213.5	-	278.1
Due from affiliates	-	393.8	(393.8)	-	-	319.0	(319.0)	-
Goodwill	49.9	162.6	-	212.5	49.9	165.4	-	215.3
Other intangibles	5.8	849.0	-	854.8	6.0	863.7	-	869.7
Deferred taxes	91.7	-	(91.7)	-	93.0	-	(93.0)	-
Investments in subsidiaries	1,805.3	41.8	(1,805.3)	41.8	1,745.6	38.9	(1,745.6)	38.9
Other assets	65.9	26.8	-	92.7	67.7	29.1	-	96.8
Total assets	$2,668.4	$2,174.0	$(2,298.3)	$2,544.1	$2,622.2	$2,146.6	$(2,173.3)	$2,595.5
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$64.5	$-	$-	$64.5	$-	$-	$-	$-
Current portion of long-term debt and capital lease obligations	-	2.2	-	2.2	-	2.2	-	2.2
Current portion of acquisition consideration payable	20.8	-	-	20.8	30.3	-	-	30.3
Accounts payable	124.3	83.9	-	208.2	156.2	101.3	-	257.5
Income taxes payable	10.7	15.0	(25.7)	-	22.1	12.9	(33.6)	1.4
Accrued expenses and other current liabilities	65.0	63.6	(1.0)	127.6	79.1	82.8	(1.1)	160.8
Total current liabilities	285.3	164.7	(26.7)	423.3	287.7	199.2	(34.7)	452.2
Long-term debt	932.0	-	-	932.0	934.4	-	-	934.4
Obligations under capital leases	-	20.7	-	20.7	-	21.3	-	21.3
Income taxes payable	0.5	-	-	0.5	0.5	-	-	0.5
Deferred taxes	-	159.3	(97.7)	61.6	-	155.7	(99.0)	56.7
Acquisition consideration payable	3.2	-	-	3.2	6.0	-	-	6.0
Due to affiliates	393.8	-	(393.8)	-	319.0	-	(319.0)	-
Other	89.5	24.0	-	113.5	93.1	25.0	-	118.1
Total liabilities	1,704.3	368.7	(518.2)	1,554.8	1,640.7	401.2	(452.7)	1,589.2
Redeemable noncontrolling interest	-	0.6	-	0.6	-	0.6	-	0.6
Equity:
Common stock and additional paid-in capital	522.1	929.7	(929.7)	522.1	521.6	948.0	(948.0)	521.6
Retained earnings	468.8	879.9	(856.4)	492.3	477.8	793.1	(769.8)	501.1
Accumulated other comprehensive (loss) income	(26.8)	(6.0)	6.0	(26.8)	(17.9)	2.8	(2.8)	(17.9)
Total Jones stockholders' equity	964.1	1,803.6	(1,780.1)	987.6	981.5	1,743.9	(1,720.6)	1,004.8
Noncontrolling interests	-	1.1	-	1.1	-	0.9	-	0.9
Total equity	964.1	1,804.7	(1,780.1)	988.7	981.5	1,744.8	(1,720.6)	1,005.7
Total liabilities and equity	$2,668.4	$2,174.0	$(2,298.3)	$2,544.1	$2,622.2	$2,146.6	$(2,173.3)	$2,595.5

Condensed Consolidating Statements of Operations
(In millions)

	Fiscal Quarter Ended April 6, 2013				Fiscal Quarter Ended March 31, 2012
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net sales	$577.8	$424.8	$(5.0)	$997.6	$570.6	$359.6	$(6.8)	$923.4
Licensing income	0.1	10.7	-	10.8	-	12.3	-	12.3
Other revenues	0.3	-	-	0.3	0.3	-	-	0.3
Total revenues	578.2	435.5	(5.0)	1,008.7	570.9	371.9	(6.8)	936.0
Cost of goods sold	389.6	273.7	(3.0)	660.3	377.3	218.9	(3.7)	592.5
Gross profit	188.6	161.8	(2.0)	348.4	193.6	153.0	(3.1)	343.5
Selling, general and administrative expenses	227.6	106.2	(2.3)	331.5	206.7	98.8	(2.2)	303.3
Operating (loss) income	(39.0)	55.6	0.3	16.9	(13.1)	54.2	(0.9)	40.2
Net interest expense (income) and financing costs	14.8	1.3	-	16.1	43.2	(0.5)	-	42.7
Equity in income of unconsolidated affiliate	-	0.6	-	0.6	-	0.9	-	0.9
(Loss) income before (benefit) provision for income taxes and equity in earnings of subsidiaries	(53.8)	54.9	0.3	1.4	(56.3)	55.6	(0.9)	(1.6)
(Benefit) provision for income taxes	(20.2)	20.6	0.1	0.5	(15.9)	15.7	(0.4)	(0.6)
Equity in earnings of subsidiaries	33.9	-	(33.9)	-	39.9	-	(39.9)	-
Net income (loss)	0.3	34.3	(33.7)	0.9	(0.5)	39.9	(40.4)	(1.0)
Less: income attributable to noncontrolling interest	-	0.4	-	0.4	-	0.2	-	0.2
Income (loss) attributable to Jones	$0.3	$33.9	$(33.7)	$0.5	$(0.5)	$39.7	$(40.4)	$(1.2)

Condensed Consolidating Statements of Other Comprehensive (Loss) Income
(In millions)

	Fiscal Quarter Ended April 6, 2013				Fiscal Quarter Ended March 31, 2012
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net (loss) income	$0.3	$34.3	$(33.7)	$0.9	$(0.5)	$39.9	$(40.4)	$(1.0)
Other comprehensive (loss) income:
Pension and postretirement liability adjustments, net of tax	0.2	-	-	0.2	-	-	-	-
Change in fair value of cash flow hedges, net of tax	0.2	0.2	(0.2)	0.2	(0.1)	(0.1)	0.1	(0.1)
Reclassification adjustment for hedge gains and losses included in net income, net of tax	(0.1)	(0.1)	0.1	(0.1)	-	-	-	-
Foreign currency translation adjustments	(9.2)	(9.2)	9.2	(9.2)	9.4	9.4	(9.4)	9.4
Total other comprehensive (loss) income	(8.9)	(9.1)	9.1	(8.9)	9.3	9.3	(9.3)	9.3
Comprehensive (loss) income	$(8.6)	$25.2	$(24.6)	$(8.0)	$8.8	$49.2	$(49.7)	$8.3

Condensed Consolidating Statements of Cash Flows
(In millions)

	Fiscal Quarter Ended April 6, 2013				Fiscal Quarter Ended March 31, 2012
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net cash (used in) provided by operating activities	$(116.7)	$(20.0)	$-	$(136.7)	$(67.9)	$10.9	$(2.8)	$(59.8)
Cash flows from investing activities:
Capital expenditures	(3.9)	(12.4)	-	(16.3)	(3.9)	(14.3)	-	(18.2)
Other	(0.2)	-	-	(0.2)	-	(0.2)	-	(0.2)
Net cash used in investing activities	(4.1)	(12.4)	-	(16.5)	(3.9)	(14.5)	-	(18.4)
Cash flows from financing activities:
Net increase in short-term borrowings	64.5	-	-	64.5	-	-	-	-
Dividends paid	(4.0)	-	-	(4.0)	(4.0)	(2.8)	2.8	(4.0)
Repurchase of common shares	(9.0)	-	-	(9.0)	(8.9)	-	-	(8.9)
Payments of acquisition consideration payable	(2.5)	-	-	(2.5)	-	(2.0)	-	(2.0)
Other items, net	-	(0.7)	-	(0.7)	2.1	(0.6)	-	1.5
Net cash provided by (used in) financing activities	49.0	(0.7)	-	48.3	(10.8)	(5.4)	2.8	(13.4)
Effect of exchange rates on cash	-	-	-	-	-	(0.1)	-	(0.1)
Net decrease in cash and cash equivalents	(71.8)	(33.1)	-	(104.9)	(82.6)	(9.1)	-	(91.7)
Cash and cash equivalents, beginning	82.6	67.0	-	149.6	195.8	43.0	-	238.8
Cash and cash equivalents, ending	$10.8	$33.9	$-	$44.7	$113.2	$33.9	$-	$147.1

NEW ACCOUNTING STANDARDS

In March 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity."  ASU 2013-05 requires an entity to release any related cumulative translation adjustment into net income when it ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.  For an equity method investment that is a foreign entity, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment.  Additionally, the amendments clarify that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity (that is, irrespective of any retained investment) and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes also referred to as a step acquisition).  Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events.

For public entities, the amendments are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013.  Early adoption is permitted.  If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity's fiscal year of adoption.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information and analysis of our results of operations for the 14  week period ended April 6, 2013 (hereinafter referred to as the "first fiscal quarter of 2013") and the 13 week period ended March 31, 2012 (hereinafter referred to as the "first fiscal quarter of 2012") and our liquidity and capital resources.  The first fiscal quarter of 2013 contained five additional retail selling days (the "additional sales days") compared with the first fiscal quarter of 2012.  The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

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

Significant highlights from the discussion and analysis of our results of operations for the first fiscal quarter of 2013 are as follows:

•	total revenues were $1.0 billion, an increase of $72.7 million from a year ago;
•	gross profit, as a percent of sales, decreased to 34.5% from 36.7% a year ago;
•	operating income was $16.9 million, a decrease of $23.3 million from a year ago; and
•	diluted earnings per share was $0.01, compared with diluted loss per share of $0.01 from a year ago.

Restructuring

We continue to review our domestic retail operations for underperforming locations.  As a result of these reviews, we have decided to close retail locations that no longer provide strategic benefits.  During the first fiscal quarter of 2013, we decided to close 120 underperforming domestic retail locations throughout 2013 and 2014 in addition to the 50 store closings announced in the fiscal quarter ended December 31, 2012.  We expect to operate a smaller and more productive chain of domestic locations, with outlet stores comprising a significantly higher percentage of the overall retail portfolio.  We will continue to critically assess individual store profitability, including consideration of converting certain locations to brands that offer the greatest opportunity for revenue growth.

During the first fiscal quarters of 2013 and 2012, we closed 25 and 41 locations, respectively, under this plan.  Total termination benefits and associated employee costs for all locations closed since 2009 and identified to be closed are expected to be $14.1 million for approximately 2,950 employees, including both store employees and administrative support personnel.  We accrued $3.3 million and $0.8 million of termination benefits and associated employee costs during the first fiscal quarters of 2013 and 2012, respectively.  In connection with our decision to close these locations, we reviewed the associated long-term assets for impairments.  As a result of these reviews, we recorded $5.8 million and $0.4 million of impairment losses in the first fiscal quarters of 2013 and 2012, respectively, on leasehold improvements and furniture and fixtures located in the locations to be closed.  These costs are reported as selling, general and administrative ("SG&A") expenses in the domestic retail segment.

During the fiscal quarter ended April 6, 2013, we implemented actions to reduce costs in certain selling, supply chain and corporate back office functions (primarily through headcount reductions) and to optimize our wholesale sportswear channel by streamlining our structure to support a brand-focused organization, including the consolidation of certain production, design and selling divisions and consolidation of distribution and supply chain facilities.  Total termination benefits and associated employee costs identified as of April 6, 2013 are expected to be $4.5 million for approximately 90 employees.  We recorded $3.9 million of employee termination costs in the fiscal quarter ended April 6, 2013.  The remaining $0.6 million will be accrued on a straight-line basis over the remaining period each affected employee is required to render service to receive the benefit.  These costs are reported as SG&A expenses and affect all of our reportable segments.

Critical Accounting Policies

Several of our accounting policies involve significant or complex judgments and uncertainties and require us to make certain critical accounting estimates.  We consider an accounting estimate to be critical if it requires us to make assumptions that are subjective in nature or are about matters that were highly uncertain at the time the estimate was made.  The estimates with the greatest potential effect on our results of operations and financial position include the collectibility of accounts receivable, the recovery value of obsolete or overstocked inventory and the fair values of goodwill and intangible assets with indefinite lives.  Estimates related to accounts receivable and inventory affect all of our segments.  Estimates related to goodwill affect our domestic wholesale sportswear, international wholesale and international retail segments.  Estimates related to intangible assets with indefinite lives affect our domestic footwear and accessories, international wholesale, international retail, and licensing, other and eliminations segments.

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

We test both our goodwill and our trademarks for impairment by utilizing discounted cash flow models to estimate their fair values.  These cash flow models involve several assumptions.  Changes in our assumptions could materially impact our fair value estimates.  Assumptions critical to our fair value estimates are: (i) discount rates used to derive the present value factors used in determining the fair value of the reporting units and trademarks; (ii) royalty rates used in our trademark valuations; (iii) projected average revenue growth rates used in the models; and (iv) projected long-term growth rates used in the derivation of terminal year values.  These and other assumptions are impacted by economic and market conditions as well as expectations of management and may change in the future based on period-specific facts and circumstances.

Results of Operations

Statements of Operations Stated in Dollars and as a Percentage of Total Revenues

(In millions)	Fiscal Quarter Ended
	April 6, 2013		March 31, 2012
Net sales	$997.6	98.9%	$923.4	98.7%
Licensing income	10.8	1.1	12.3	1.3
Other revenues	0.3	0.0	0.3	0.0
Total revenues	1,008.7	100.0	936.0	100.0
Cost of goods sold	660.3	65.5	592.5	63.3
Gross profit	348.4	34.5	343.5	36.7
Selling, general and administrative expenses	331.5	32.9	303.3	32.4
Operating income	16.9	1.7	40.2	4.3
Net interest expense and financing costs	16.1	1.6	42.7	4.6
Equity in income of unconsolidated affiliate	0.6	0.1	0.9	0.1
Income (loss) before provision (benefit) for income taxes	1.4	0.1	(1.6)	(0.2)
Provision (benefit) for income taxes	0.5	0.0	(0.6)	(0.1)
Net income (loss)	0.9	0.1	(1.0)	(0.1)
Less: income attributable to noncontrolling interest	0.4	0.0	0.2	0.0
Income (loss) attributable to Jones	$0.5	0.0%	$(1.2)	(0.1)%
Percentage totals may not add due to rounding.

Fiscal Quarter Ended April 6, 2013 Compared with Fiscal Quarter Ended March 31, 2012

Revenues.  Total revenues for the first fiscal quarter of 2013 were $1.0 billion, compared with $936.0 million for the first fiscal quarter of 2012, an increase of 7.8%.  Revenues by segment were as follows:

(In millions)	First Fiscal Quarter of 2013	First Fiscal Quarter of 2012	Increase (Decrease )	Percent Change
Domestic wholesale sportswear	$216.5	$233.6	$(17.1)	(7.3%)
Domestic wholesale jeanswear	256.6	184.8	71.8	38.9
Domestic wholesale footwear and accessories	241.2	225.9	15.3	6.8
Domestic retail	126.1	128.1	(2.0)	(1.6)
International wholesale	73.2	73.4	(0.2)	(0.3)
International retail	84.3	77.9	6.4	8.2
Licensing and other	10.8	12.3	(1.5)	(12.2)
Total revenues	$1,008.7	$936.0	$72.7	7.8%

Domestic wholesale sportswear revenues decreased $17.1 million, primarily due to decreased revenues in our Jones New York sportswear and Anne Klein suit product lines resulting from reduced shipments of both brands to lower-performing retail doors and poor product performance.  Revenues also decreased from the discontinuation of our Joneswear product lines resulting from a change in J.C. Penney's retail strategy.  Revenues in our Evan-Picone product lines decreased due to reduced shipments of suits and moderate sportswear to lower-performing retail doors.  These decreases were partially offset by increased revenues in our Jones New York Sport, Anne Klein dress and Rachel Roy product lines (due to positive product performance at retail) and the expansion of various product lines into special markets.

Domestic wholesale jeanswear revenues increased $71.8 million, primarily due to increased shipments of our Gloria Vanderbilt, l.e.i., Erika, Nine West Jeans, Bandolino, Jessica Simpson and private label product lines due to positive product performance of both replenishment and fashion product at the retail level across our key customers.

    Domestic wholesale footwear and accessories revenues increased $15.3 million.  Footwear revenues increased due to increased shipments of Nine West and Anne Klein (resulting from strong performance in the value channel), increased shipments of Easy Spirit and Nine & Co (resulting from strong product performance at the retail level) and shipments of our Cloud 9 and Rachel Roy footwear lines, which launched in Fall 2012.  These increases were partially offset by decreases in our Stuart Weitzman (due to our decision to reduce our distribution through Macy's, Inc. and Amazon.com, Inc.), Enzo Angiolini (due to increased shipments in the value channel in the prior year), Sam & Libby (due to the sale of the trademark in August 2012), Mootsies Tootsies (due to the decision of a retail customer to exit the brand), Bandolino (due to the exit of a club program with a customer) and Jones New York (resulting from our decision to exit the footwear category) product lines.  The increase in revenues in our handbag product lines was primarily due to increased shipments of Nine West and Anne Klein handbags resulting from positive performance at the retail level.  The increase in revenues in our jewelry product lines was due to an increase in our market share resulting from a competitor's exit and increased shipments of our Givenchy, Nine West and Anne Klein product lines resulting from positive performance at the retail level.

    Domestic retail revenues decreased $2.0 million.  Revenue decreases were primarily the result of a $6.2 million reduction related to our program to close underperforming locations and a 2.9% decrease in comparable store sales ($3.2 million) resulting from decreased consumer traffic and cold weather affecting the sales of spring merchandise.  These decreases were partially offset by $7.4 million in sales for the additional sales days.  We began the current quarter with 594 retail locations and had a net decrease of 20 locations to end the quarter with 574 locations, compared with 633 locations at the end of the prior period.  Our comparable apparel store sales decreased 14.3% ($3.3 million), our comparable footwear store sales decreased 3.8% ($2.8 million) and our comparable e-commerce business sales increased 18.4% ($2.9 million).  Comparable stores are locations (including e-commerce sites) that have been open for a full year, are not scheduled to close in the current period and are not scheduled for a footprint expansion or downsize by more than 25% or relocation to a different street or mall.

International wholesale revenues decreased $0.2 million, primarily due to a $5.2 million decrease in our Nine West international business due to lower orders from our largest Asian licensee and the timing of shipments to a Turkish licensee.  Our Stuart Weitzman business also decreased $1.4 million (due to general economic conditions in Western Europe), and shipments of our Jones New York sportswear and jewelry product lines to Mexico decreased $0.8 million (due to performance at the retail level).  These decreases were partially offset by a $2.7 million increase in our Canadian business (due to increased shipments of our Jones Sport product lines and timing of shipments between quarters), $1.5 million of sales of the acquired Brian Atwood product line, $1.4 million of initial shipments of our Anne Klein apparel and jewelry products to international customers, a $0.8 million increase in our Kurt Geiger business (due to initial shipments to a new customer in the Middle East) and $0.8 million of initial shipments of our Rachel Roy, Nine West and Robert Rodriguez apparel lines to international customers.

International retail revenues increased $6.4 million, primarily due to $6.3 million in sales for the additional sales days.  Sales in our Kurt Geiger locations increased $7.0 million due to the additional days as well as an aggressive sales program to liquidate excess inventory.  Sales in our Stuart Weitzman European retail stores increased $0.5 million due to the additional sales days and a 1.6% increase in comparable store sales.  Sales in our Canadian and Spanish retail locations decreased $1.1 million due to decreases in comparable store sales of 13.1% and 21.5%, respectively, partially offset by sales for the additional sales days.  Total comparable store sales for our international retail locations decreased 1.9% ($1.3 million).  We began the current quarter with 341 stores and had a net increase of 11 locations to end the quarter with 352 stores, compared with 319 locations at the end of the prior period.

Licensing and other revenues decreased $1.5 million, primarily due to decreased sales volume of our licensees in certain segments of our licensed business and the effect of the discontinuance of the Anne Klein New York label on our international licensees.

Gross Profit.  The gross profit margins were 34.5% and 36.7% for the first fiscal quarters of 2013 and 2012, respectively.

Domestic wholesale sportswear gross profit margins were 30.9% and 35.0% for the first fiscal quarters of 2013 and 2012, respectively.  The decrease was primarily due to an increase in customer markdown assistance, higher levels of sales to off-price retailers and a strategic change to lower selling prices of our Jones New York products to be competitive with our peers.

Domestic wholesale jeanswear gross profit margins were 26.0% and 26.3% for the first fiscal quarters of 2013 and 2012, respectively.  The decrease was primarily due to higher levels of customer allowances in the current period, partially offset by the mix of products sold.

Domestic wholesale footwear and accessories gross profit margins were 30.7% and 31.3% for the first fiscal quarters of 2013 and 2012, respectively.  The decrease was primarily due to increased production costs and higher customer support for our Stuart Weitzman product line, partially offset by an increase in full price sales for our jewelry product lines due to positive product performance at the retail level.

Domestic retail gross profit margins were 49.0% and 50.3% for the first fiscal quarters of 2013 and 2012, respectively.  The decrease was primarily due to higher levels of promotional activity, increased freight costs and increased sales of our Stuart Weitzman product line to off-price retailers, partially offset by the mix of products sold.

International wholesale gross profit margins were 33.7% and 33.8% for the first fiscal quarters of 2013 and 2012, respectively.  The decrease was primarily due to higher levels of sales of our Kurt Geiger product lines to off-price retailers and higher customer markdown assistance in our Canadian business, partially offset by lower production costs in our Nine West international business and the mix of products sold.

International retail gross profit margins were 51.6% and 53.5% for the first fiscal quarters of 2013 and 2012, respectively.  The decrease was primarily due to promotional activity in our Kurt Geiger European retail locations and cold weather, which dampened the sales of the full-priced spring season products.

Selling, General and Administrative Expenses.  SG&A expenses were $331.5 million and $303.3 million in the first fiscal quarters of 2013 and 2012, respectively.

Domestic wholesale sportswear SG&A expenses decreased $1.7 million, primarily due to a $2.3 million decrease in severance expense, a $1.3 million reduction in administrative expenses, a $0.4 million decrease in depreciation expense due to leasehold improvements becoming fully depreciated last year and a $0.3 million reduction in compensation expenses due to a lower headcount.  These decreases were partially offset by a $0.4 million reduction in the current period of the acquisition consideration payable related to the acquisition of Moda Nicola International, LLC, compared with a $3.0 million reduction in the prior period due to lower sales expectations.

Domestic wholesale jeanswear SG&A expenses increased $0.4 million, primarily due to a $1.8 million increase in distribution expenses driven by increased sales volume, a $0.9 million increase in compensation expense due to higher headcount to support projected growth and a $0.4 million increase in royalties associated with the growth of the Jessica Simpson brand.  These increases were partially offset by a $1.2 million decrease in administrative expenses, a $1.1 million decrease in marketing and advertising expenses and a $0.4 million decrease in samples expense due to timing of spending.

Domestic wholesale footwear and accessories SG&A expenses decreased $0.1 million, primarily due to a $1.8 million reduction in compensation expenses (due to the transfer of certain positions to our domestic retail and our licensing, other and eliminations segments, as well as reduced pension expense), a $0.8 million decrease in depreciation expense, a $0.8 million decrease in severance expense, a $0.7 million decrease in professional fees (due to expenses incurred in the prior year to support new computer systems) and $0.2 million of other net decreases.  These decreases were partially offset by a $2.3 million decrease in support costs charged to other business units, a $1.3 million increase in administrative expenses and a $0.6 million increase in samples expenses.

Domestic retail SG&A expenses increased $10.0 million, primarily due to a $5.4 million increase in store-related asset impairment charges compared with the prior period, a $2.9 million increase in operating costs for new retail stores opened under the Kurt Geiger and Brian Atwood brands, a $1.9 million increase in severance expense, a $1.6 million increase in operating and rent expenses for new Stuart

Weitzman locations and a $1.1 million increase in compensation and related benefits expense due to the additional sales days and the transfer of certain positions from our domestic wholesale footwear and accessories business.  These increases were partially offset by a $1.9 million decrease in occupancy expenses due to operating fewer locations and a $1.0 million decrease in other administrative expenses.

International wholesale SG&A expenses increased $4.2 million, primarily due to $1.8 million of expenses added as a result of the acquisition of Brian Atwood, a $1.6 million write-off of assets due to the closing of a Stuart Weitzman showroom and a $1.2 million effect of unfavorable exchange rate differences between the U.S. Dollar and the Euro.  These increases were offset by a $0.3 million decrease in our Nine West international business, primarily due to lower costs for services provided by other business units, and $0.1 million in other net decreases.

International retail SG&A expenses increased $5.1 million, primarily due to $1.0 million in increased concession fees due to higher sales, a $1.0 million increase in compensation expenses due to new positions added and more locations in the current period, a $0.7 million increase in depreciation expenses due to new Kurt Geiger locations, a $0.7 million increase in marketing expenses due to timing of programs, a $0.6 million increase in operating and rent expenses for new Stuart Weitzman and Canadian retail locations, a $0.5 million increase in administrative expenses, and $0.6 million in other increases.

SG&A expenses for the licensing, other and eliminations segment increased $10.3 million, primarily due to a $8.3 million effect of unfavorable exchange rate differences between the U.S. Dollar and the British Pound and Canadian Dollar, primarily related to intercompany balances, a $0.9 million increase in compensation expense, primarily related to higher amortization of stock-based compensation, and $1.1 million of other net increases.

Operating Income.  The resulting operating income for the first fiscal quarter of 2013 was $16.9 million, compared with $40.2 million for the first fiscal quarter of 2012, due to the factors described above.

Net Interest Expense.  Net interest expense decreased $26.6 million, primarily due to a $28.1 million decrease in interest expense related to the Stuart Weitzman Holdings, LLC ("SWH") acquisition consideration liability and a net $1.6 million decrease in interest expense related to our interest rate swaps and cap.  These decreases were partially offset by a $1.8 million increase resulting from the issuance of the additional $100 million of our 6.875% Senior Notes Due 2019 on September 25, 2012, $0.8 million of interest on our Senior Notes due to the five additional days in the current period and $0.5 million in other net increases.

Income Taxes.  The effective income tax rate was 37.0% for the first fiscal quarters of both 2013 and 2012.

Net Income (Loss) and Earnings (Loss) Per Share.  Net income was $0.9 million in the first fiscal quarter of 2013, compared with a net loss of $1.0 million in the first fiscal quarter of 2012.  Diluted earnings per share for the first fiscal quarter of 2013 was $0.01, compared with diluted loss per share of $0.01 for the first fiscal quarter of 2012, with 0.3% fewer diluted shares outstanding.

Liquidity and Capital Resources

Our principal capital requirements have been for working capital needs, capital expenditures, dividend payments, acquisition funding and repurchases of our common stock on the open market.  We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations.  We currently fund our operations primarily through cash generated by operating activities, and rely on our revolving credit facility for the issuance of trade letters of credit for the purchases of inventory and for cash borrowings as needed.  As of April 6, 2013, total cash and cash equivalents were $44.7 million, a decrease of $104.9 million from the $149.6 million reported as of December 31, 2012.

Cash flows from operating activities used $136.7 million and $59.8 million in the first fiscal quarters of 2013 and 2012, respectively.  The change from the prior period was primarily due to changes in working capital.  Accounts receivable increased less in the current period primarily due to the timing of cash collections in the current period.  Inventories increased in the current period compared with a decrease in the prior period due to higher levels of replenishment inventory and higher levels of jeanswear inventory to meet projected shipments for 2013.  Accounts payable decreased in the current period compared to an increase in the prior period, primarily due to the timing of inventory purchases and payments.  Acquisition consideration liabilities also decreased in the current period (due to higher payments) compared with an increase in the prior period (due to higher projected earnings of SWH).

Cash flows from investing activities used $16.5 million and $18.4 million in the first fiscal quarters of 2013 and 2012, respectively, primarily for purchases of property and equipment in both periods.

Cash flows from financing activities provided $48.3 million in the first fiscal quarter of 2013, primarily from an increase in short-term borrowings under our revolving credit facility, partially offset by repurchases of our common stock, the payment of dividends and payments of acquisition consideration liabilities.  Cash flows from financing activities used $13.4 million in the first fiscal quarter of 2012, primarily for repurchases of our common stock, the payment of dividends and payments of acquisition consideration liabilities.

We repurchased 0.8 million shares of our common stock for $9.0 million on the open market during the first fiscal quarter 2013 and 1.0 million shares of our common stock for $8.9 million on the open market during the first fiscal quarter 2012.  As of April 6, 2013, $162.4 million of Board authorized repurchases was still available.  We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition.

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

        Availability under the Credit Facility is determined with reference to a borrowing base consisting of a percentage of eligible inventory, accounts receivable, credit card receivables and licensee receivables, minus reserves determined by the joint collateral agents.  At April 6, 2013, we had $64.5 million of cash borrowings and $18.3 million of letters of credit outstanding, and our remaining availability was $456.7 million.  If availability under the Credit Facility falls below a stated level, we will be required to comply with a minimum fixed charge coverage ratio.  The Credit Facility also contains affirmative and negative covenants that, among other things, will limit or restrict our ability to (1) incur indebtedness, (2) create liens, (3) merge, consolidate, liquidate or dissolve, (4) make investments (including acquisitions), loans or advances, (5) sell assets, (6) enter into sale and leaseback transactions, (7) enter into swap agreements, (8) make certain restricted payments (including dividends and other payments in respect of capital stock), (9) enter into transactions with affiliates, (10) enter into restrictive agreements, and (11) amend material documents.  The Credit Facility is secured by a first priority lien on substantially all of our personal property.

On May 1, 2013, we announced that our Board of Directors had declared a quarterly cash dividend of $0.05 per share to all common stockholders of record as of May 17, 2013 for payment on May 31, 2013.

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

New Accounting Standards

In March 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity."  ASU 2013-05 requires an entity to release any related cumulative translation adjustment into net income when it ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.  For an equity method investment that is a foreign entity, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment.  Additionally, the amendments clarify that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity (that is, irrespective of any retained investment) and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes also referred to as a step acquisition).  Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events.

For public entities, the amendments are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013.  Early adoption is permitted.  If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity's fiscal year of adoption.

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

At April 6, 2013, the fair value of our fixed rate debt was $912.5 million.  On that date, the potential decrease in fair value of our fixed rate long-term debt instruments resulting from a hypothetical 10% adverse change in interest rates was approximately $82.9 million.

Our primary interest rate exposures on variable rate credit facilities are with respect to United States and Canadian short-term rates.  Cash borrowings under these facilities bear interest at rates that vary with changes in prevailing market rates.  At April 6, 2013, we had $650.0 million in variable rate credit facilities, under which $64.5 million of cash borrowings and $18.3 million of letters of credit were outstanding.

At April 6, 2013, we had an outstanding interest rate cap that was used in conjunction with the interest rate swaps on our $250 million 5.125% Senior Notes due 2014 to limit our floating rate exposure.  The cap limits our three-month LIBOR rate exposure to 5.0%.  The cap has a termination date of November 15, 2014.  At April 6, 2013, the fair value of the interest rate cap was an asset of less than $0.1 million.

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

At April 6, 2013, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total notional value of US$12.1 million at a weighted-average exchange rate of 0.986 maturing through November 2013 and to exchange £6.0 million for U.S. Dollars at an exchange rate of 1.623 maturing through December 2013.  The fair value of these contracts at April 6, 2013 was a net unrealized gain of $0.9 million.  We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements, because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged.  We are exposed to credit-related losses if the counterparty to a financial instrument fails to perform its obligation.  However, we do not expect the counterparties, which presently have high credit ratings, to fail to meet their obligations.

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

We have made changes to our internal controls and procedures over financial reporting to address the implementation of SAP, an enterprise resource planning ("ERP") system.  SAP will integrate our operational and financial systems and expand the functionality of our financial reporting processes.  We began the process of implementing SAP throughout The Jones Group Inc. and our consolidated subsidiaries during the fourth quarter of 2006.  During the first fiscal quarter of 2013, no additional businesses were converted to this system.  We have adequately controlled the transition to the new processes and controls, with no negative impact to our internal control environment.  We expect to continue the implementation of this system to all locations over a multi-year period.  As the phased implementation occurs, we will experience changes in internal control over financial reporting.  We expect this ERP system to further advance our control environment by automating manual processes, improving management visibility and standardizing processes as its full capabilities are utilized.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We have been named as a defendant in various actions and proceedings arising from our ordinary business activities.  Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in our opinion, any such liability will not have a material adverse financial effect on us.

Item 2.  Issuer Purchase of Equity Securities

The following table sets forth the repurchases of our common stock for the fiscal quarter ended April 6, 2013.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 to February 2, 2013	-	-	-	$171,413,833
February 3, 2013 to March 2, 2013	175,000	$11.65	175,000	$169,406,978
March 3, 2013 to April 6, 2013	588,446	$11.92	588,446	$162,395,250
Total	763,446	$11.81	763,446	$162,395,250

The purchases were made under a program announced on September 6, 2007 for $500.0 million.  This program has no expiration date.  We also withheld 169,047 shares in February 2013 to cover withholding taxes on the vesting of employee restricted stock.

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

Date: May 3, 2013
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