Form 10-Q
period 2013-07-06
JONES GROUP INC
filed 2013-08-02
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 6, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock $.01 par value	Outstanding at August 1, 2013 79,803,663

THE JONES GROUP INC.

DEFINITIONS

As used in this Report, unless the context requires otherwise, "Jones," "our," "us" and "we" means The Jones Group Inc. and consolidated subsidiaries, "Brian Atwood" means the Brian Atwood-related intellectual property interests, equity interests, assets acquired and liabilities assumed on July 2, 2012, "GRI" means GRI Group Limited, "FASB" means the Financial Accounting Standards Board, "ASC" means the "FASB Accounting Standards Codification®", "ASU" means "Accounting Standards Update" and "SEC" means the United States Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE JONES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(ALL AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	July 6, 2013	June 30, 2012	December 31, 2012
ASSETS	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$81.0	$277.1	$149.6
Accounts receivable	312.3	327.2	381.0
Inventories, primarily finished goods	540.6	467.5	486.7
Prepaid and refundable income taxes	14.1	1.4	5.5
Deferred taxes	31.5	27.7	33.2
Prepaid expenses and other current assets	49.5	59.1	40.7
Total current assets	1,029.0	1,160.0	1,096.7
Property, plant and equipment, at cost, less accumulated depreciation and amortization of $579.2, $590.2 and $565.3	260.0	271.4	278.1
Goodwill	211.6	256.3	215.3
Other intangibles, at cost, less accumulated amortization	847.7	891.8	869.7
Investment in unconsolidated affiliate	41.5	38.4	38.9
Other assets	94.4	91.0	96.8
Total assets	$2,484.2	$2,708.9	$2,595.5
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2.2	$2.1	$2.2
Current portion of acquisition consideration payable	2.3	216.7	30.3
Accounts payable	249.6	232.7	257.5
Income taxes payable	-	4.6	1.4
Accrued employee compensation and benefits	31.6	36.4	50.0
Accrued expenses and other current liabilities	97.3	98.7	110.8
Total current liabilities	383.0	591.2	452.2
Long-term debt	929.9	834.2	934.4
Obligations under capital leases	20.2	22.3	21.3
Income taxes payable	0.3	0.5	0.5
Deferred taxes	59.7	69.6	56.7
Acquisition consideration payable	4.4	4.8	6.0
Other noncurrent liabilities	110.6	112.4	118.1
Total liabilities	1,508.1	1,635.0	1,589.2
Commitments and contingencies	-	-	-
Redeemable noncontrolling interest	0.6	-	0.6
Equity:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-	-	-
Common stock, $.01 par value - shares authorized 200.0; issued 79.7, 80.2 and 79.2	0.8	0.8	0.8
Additional paid-in capital	522.1	521.3	520.8
Retained earnings	482.0	579.8	501.1
Accumulated other comprehensive loss	(30.4)	(28.3)	(17.9)
Total Jones stockholders' equity	974.5	1,073.6	1,004.8
Noncontrolling interests	1.0	0.3	0.9
Total equity	975.5	1,073.9	1,005.7
Total liabilities and equity	$2,484.2	$2,708.9	$2,595.5

See accompanying notes to consolidated financial statements

THE JONES GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(ALL AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 6, 2013	June 30, 2012	July 6, 2013	June 30, 2012
Net sales	$835.2	$844.3	$1,832.8	$1,767.7
Licensing income	10.2	10.2	20.9	22.5
Other revenues	0.2	0.3	0.6	0.5
Total revenues	845.6	854.8	1,854.3	1,790.7
Cost of goods sold	544.9	528.6	1,205.3	1,121.1
Gross profit	300.7	326.2	649.0	669.6
Selling, general and administrative expenses	289.9	304.5	621.3	607.7
Operating income	10.8	21.7	27.7	61.9
Interest income	-	0.2	0.1	0.4
Interest expense and financing costs	15.4	9.0	31.6	51.9
Equity in (loss) income of unconsolidated affiliate	(0.5)	0.4	0.1	1.3
(Loss) income before (benefit) provision for income taxes	(5.1)	13.3	(3.7)	11.7
(Benefit) provision for income taxes	(1.9)	4.9	(1.4)	4.3
Net (loss) income	(3.2)	8.4	(2.3)	7.4
Less: income attributable to noncontrolling interest	0.2	0.3	0.6	0.5
(Loss) income attributable to Jones	$(3.4)	$8.1	$(2.9)	$6.9
(Loss) earnings per common share attributable to Jones
Basic	$(0.05)	$0.11	$(0.04)	$0.09
Diluted	(0.05)	0.10	(0.04)	0.09
Weighted average shares outstanding
Basic	73.1	75.2	73.2	75.7
Diluted	73.1	76.0	73.2	77.5
Dividends declared per share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to consolidated financial statements

THE JONES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(ALL AMOUNTS IN MILLIONS)

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 6, 2013	June 30, 2012	July 6, 2013	June 30, 2012
Net (loss) income	$(3.2)	$8.4	$(2.3)	$7.4
Other comprehensive (loss) income:
Change in fair value of cash flow hedges, net of $0.1, $0.1, $0.2 and $0.1 tax provision	0.3	0.2	0.5	0.1
Reclassification adjustment for hedge gains and losses included in net (loss) income, net of $(0.1), $0.0, $(0.1) and $0.0 tax (benefit) provision	-	-	(0.1)	0.1
Pension and postretirement liability adjustments, net of $0.1, $0.0, $0.2 and $0.0 tax benefit	0.1	-	0.3	-
Foreign currency translation adjustments	(4.0)	(8.2)	(13.2)	1.1
Total other comprehensive (loss) income	(3.6)	(8.0)	(12.5)	1.3
Comprehensive (loss) income	$(6.8)	$0.4	$(14.8)	$8.7

See accompanying notes to consolidated financial statements

THE JONES GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(ALL AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	Number of common shares outstanding	Total equity	Common stock	Addi-tional paid-in capital	Retained earnings	Accumu-lated other compre-hensive loss	Non-controlling interests	Redeemable non-controlling interest
Balance, January 1, 2012	81.0	$1,089.4	$0.8	$521.8	$596.2	$(29.6)	$0.2	$-
Comprehensive income	-	8.7	-	-	6.9	1.3	0.5	-
Issuance of restricted stock to employees, net of forfeitures	2.2	-	-	-	-	-	-	-
Shares withheld for taxes upon vesting of restricted stock	-	(0.2)	-	(0.1)	(0.1)	-	-	-
Amortization of restricted stock	-	13.3	-	13.3	-	-	-	-
Distributions to noncontrolling interests	-	(0.4)	-	-	-	-	(0.4)	-
Tax effects from vesting of restricted stock	-	1.5	-	1.5	-	-	-	-
Tax effects of expired employee stock options	-	(1.5)	-	(1.5)	-	-	-	-
Dividends on common stock ($0.10 per share)	-	(8.1)	-	-	(8.1)	-	-	-
Repurchase of common shares	(3.0)	(29.0)	-	(13.7)	(15.3)	-	-	-
Other	-	0.2	-	-	0.2	-	-	-
Balance, June 30, 2012	80.2	$1,073.9	$0.8	$521.3	$579.8	$(28.3)	$0.3	$-
Balance, January 1, 2013	79.2	$1,005.7	$0.8	$520.8	$501.1	$(17.9)	$0.9	$0.6
Comprehensive (loss) income	-	(14.8)	-	-	(2.9)	(12.5)	0.6	-
Issuance of restricted stock to employees, net of forfeitures	1.8	-	-	-	-	-	-	-
Shares withheld for taxes upon vesting of restricted stock	(0.2)	(2.4)	-	(1.2)	(1.2)	-	-	-
Amortization of restricted stock	-	14.6	-	14.6	-	-	-	-
Distributions to noncontrolling interests	-	(0.5)	-	-	-	-	(0.5)	-
Tax effects from vesting of restricted stock	-	(0.6)	-	(0.6)	-	-	-	-
Tax effects of cancelled restricted stock	-	(4.0)	-	(4.0)	-	-	-	-
Dividends on common stock ($0.10 per share)	-	(8.0)	-	-	(8.0)	-	-	-
Repurchase of common shares	(1.1)	(14.5)	-	(7.5)	(7.0)	-	-	-
Balance, July 6, 2013	79.7	$975.5	$0.8	$522.1	$482.0	$(30.4)	$1.0	$0.6

See accompanying notes to consolidated financial statements

THE JONES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(ALL AMOUNTS IN MILLIONS)

	Fiscal Six Months Ended
	July 6, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2.3)	$7.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities, net of acquisitions:
Amortization of restricted stock	14.6	13.3
Depreciation and other amortization	43.1	44.5
Impairment losses	6.8	0.4
Losses on disposal of property, plant and equipment	1.7	2.8
Adjustments to acquisition consideration payable	0.3	19.4
Equity in income of unconsolidated affiliate	(0.1)	(1.3)
Deferred taxes	2.9	(7.4)
Fair value adjustments related to interest rate swaps and cap	-	1.4
Other items, net	8.5	(0.4)
Changes in operating assets and liabilities:
Accounts receivable	65.3	22.2
Inventories	(60.0)	24.1
Prepaid expenses and other current assets	(8.1)	(21.1)
Other assets	3.7	8.1
Accounts payable	(5.6)	(3.8)
Income taxes payable/prepaid income taxes	(11.0)	6.7
Accrued expenses and other current liabilities	(30.6)	(10.6)
Acquisition consideration payable	(20.5)	(0.8)
Other liabilities	(6.9)	19.1
Total adjustments	4.1	116.6
Net cash provided by operating activities	1.8	124.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29.3)	(38.2)
Notes receivable issued	(6.5)	-
Payments related to acquisition of Brian Atwood	(0.5)	-
Contingent consideration paid related to investment in GRI	-	(3.5)
Other	0.4	(0.1)
Net cash used in investing activities	(35.9)	(41.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Costs related to secured revolving credit agreement	(0.3)	(0.3)
Dividends paid	(7.8)	(7.9)
Repurchases of common shares	(14.5)	(29.0)
Payments of acquisition consideration payable	(9.4)	(7.5)
Other items, net	(1.5)	1.0
Net cash used in financing activities	(33.5)	(43.7)
EFFECT OF EXCHANGE RATES ON CASH	(1.0)	(0.2)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(68.6)	38.3
CASH AND CASH EQUIVALENTS, BEGINNING	149.6	238.8
CASH AND CASH EQUIVALENTS, ENDING	$81.0	$277.1

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

Distribution costs.  Our cost of sales may not be comparable to those of other entities, since some entities include all of the costs associated with their distribution functions in cost of sales while we include these costs in selling, general and administrative ("SG&A") expenses.  Distribution costs included in SG&A expenses for the fiscal quarters ended July 6, 2013 and June 30, 2012 were $21.1 million for both periods.  Distribution costs included in SG&A expenses for the fiscal six months ended July 6, 2013 and June 30, 2012 were $46.9 million and $44.7 million, respectively.

(LOSS) EARNINGS PER SHARE

The computation of basic and diluted (loss) earnings per share is as follows:

(In millions, except per share amounts)	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 6, 2013	June 30, 2012	July 6, 2013	June 30, 2012
Net (loss) income	$(3.2)	$8.4	$(2.3)	$7.4
Less: income attributable to noncontrolling interest	0.2	0.3	0.6	0.5
(Loss) income attributable to Jones	(3.4)	8.1	(2.9)	6.9
Less: (loss) income allocated to participating securities	(0.1)	0.2	(0.2)	-
(Loss) income available to common stockholders of Jones	$(3.3)	$7.9	$(2.7)	$6.9
Weighted-average shares outstanding - basic	73.1	75.2	73.2	75.7
Effect of dilutive employee restricted stock	-	0.8	-	1.8
Weighted-average shares outstanding - diluted	73.1	76.0	73.2	77.5
(Loss) earnings per common share attributable to Jones
Basic	$(0.05)	$0.11	$(0.04)	$0.09
Diluted	(0.05)	0.10	(0.04)	0.09

ACQUISITIONS

Brian Atwood

On July 2, 2012, we acquired an 80% interest in Brian Atwood-related intellectual property (the "intellectual property") from BA Holding Group, Inc., BKA International, Inc. and Brian Atwood, we acquired 100% of the equity interests in Atwood Italia S.r.l., and we acquired certain assets and assumed certain liabilities of Brian Atwood, Ltd. (collectively, "Brian Atwood").  The purchase price was $5.5 million, of which $5.0 million was paid in 2012.  We deferred $0.5 million of the purchase price, with payment subject to an indemnification holding period as set forth in the acquisition agreement, which was paid during the fiscal six months ended July 6, 2013.

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

EQUITY METHOD INVESTMENTS

On June 20, 2008, we acquired a 10% equity interest in GRI Group Limited ("GRI"), an international accessories and apparel brand management and retail-distribution network, for $20.2 million.  On June 24, 2009, we increased our equity interest to 25% for an additional $15.2 million.  The selling shareholders of GRI were entitled to receive an additional cash payment equaling 60% of the amount of GRI's fiscal year 2011 net income that exceeded a certain threshold, and on June 21, 2012, we made a cash payment to them of $3.5 million in satisfaction of the obligation.  GRI is the exclusive licensee of several of our brands in Asia, including Nine West, Anne Klein, AK Anne Klein, Easy Spirit, Enzo Angiolini and Joan & David.  GRI also distributes other women's apparel, shoes and accessory brands not owned by us.  See "Related Party Transactions" for additional information regarding GRI.

ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

(In millions)	July 6, 2013	June 30, 2012	December 31, 2012
Trade accounts receivable	$341.8	$352.6	$408.4
Allowances for doubtful accounts, returns, discounts and co-op advertising	(29.5)	(25.4)	(27.4)
	$312.3	$327.2	$381.0

Due to our 25% ownership interest in GRI, GRI is deemed to be a related party.  Included in accounts receivable are amounts due from GRI in the amount of $11.7 million, $17.1 million and $15.6 million at July 6, 2013, June 30, 2012 and December 31, 2012, respectively.  Net revenues from GRI amounted to $23.6 million and $29.4 million for the fiscal six months ended July 6, 2013 and June 30, 2012, respectively.  On April 23, 2009, we converted $10.0 million of the outstanding GRI accounts receivable to a three-year interest-bearing convertible note.  This note was repaid on April 20, 2012.

ACCRUED RESTRUCTURING COSTS

Jewelry
During 2009, we decided to discontinue the domestic manufacturing, product development and sourcing activities of our jewelry business, and also announced the closing of our jewelry distribution center during 2010.  We accrued $0.2 million of lease termination costs in the fiscal six months ended June 30, 2012.  The details of the jewelry restructuring accruals are as follows:

(In millions)	Lease obligations
Balance, January 1, 2012	$1.5
Additions	0.2
Payments and reductions	(0.2)
Balance, June 30, 2012	$1.5
Balance, January 1, 2013	$1.4
Payments and reductions	(0.2)
Balance, July 6, 2013	$1.2

The net accrual of $1.5 million at June 30, 2012 is reported as $0.4 million of accrued expenses and other current liabilities and $1.1 million of other noncurrent liabilities.  The net accrual of $1.2 million at July 6, 2013 is reported as $0.4 million of accrued expenses and other current liabilities and $0.8 million of other noncurrent liabilities.

Retail Stores
We continue to review our domestic retail operations for underperforming locations.  As a result of these reviews, we have decided to close retail locations that no longer provide strategic benefits.  During the fiscal six months ended July 6, 2013, we decided to close 120 underperforming domestic retail locations throughout 2013 and 2014 in addition to the 50 store closings announced in the fiscal quarter ended December 31, 2012.  We expect to operate a smaller and more productive chain of domestic locations, with outlet stores comprising a significantly higher percentage of the overall retail portfolio.  We will continue to critically assess individual store profitability, including consideration of converting certain locations to brands that offer the greatest opportunity for revenue growth.

During the first fiscal six months of 2013 and 2012, we closed 40 and 70 locations, respectively, under this plan.  Total termination benefits and associated employee costs for all locations closed since 2009 and identified to be closed are expected to be $14.2 million for approximately 2,950 employees, including both store employees and administrative support personnel.  We accrued $3.2 million and $1.9 million of termination benefits and associated employee costs during the first fiscal six months of 2013 and 2012, respectively.  In connection with our decision to close these locations, we reviewed the associated long-term assets for impairments.  As a result of these reviews, we recorded $6.0 million and $0.4 million of impairment losses in the first fiscal six months of 2013 and 2012, respectively, on leasehold improvements and furniture and fixtures present in the locations to be closed.  These costs are reported as SG&A expenses in the domestic retail segment.

The details of the retail store restructuring accruals are as follows:

(In millions)	Termination benefits
Balance, January 1, 2012	$1.3
Additions	1.9
Payments and reductions	(1.3)
Balance, June 30, 2012	$1.9
Balance, January 1, 2013	$0.9
Additions	3.2
Payments and reductions	(1.2)
Balance, July 6, 2013	$2.9

The net accrual of $1.9 million at June 30, 2012 is reported as $1.7 million of accrued expenses and other current liabilities and $0.2 million of other noncurrent liabilities.  The net accrual of $2.9 million at July 6, 2013 is reported as accrued expenses and other current liabilities.

Other Cost Reduction Initiatives
During the fiscal six months ended July 6, 2013, we implemented actions to reduce costs in certain selling, supply chain and corporate back office functions (primarily through headcount reductions) and to optimize our wholesale sportswear channel by streamlining our structure to support a brand-focused organization, including the consolidation of certain production, design and selling divisions and consolidation of distribution and supply chain facilities.  Total termination benefits and associated employee costs identified as of July 6, 2013 are expected to be $4.3 million for approximately 100 employees.  We recorded $4.2 million of employee termination costs in the fiscal six months ended July 6, 2013.  The remaining $0.1 million will be accrued on a straight-line basis over the remaining period each affected employee is required to render service to receive the benefit.  These costs are reported as SG&A expenses and affect all of our reportable segments.  Additional actions may be taken during 2013 as we continue to assess our operations for opportunities to reduce costs and improve profitability.

The details of the cost reduction initiative accruals are as follows:

(In millions)	Termination benefits
Balance, January 1, 2013	$-
Additions	4.2
Payments and reductions	(2.2)
Balance, July 6, 2013	$2.0

The net accrual of $2.0 million at July 6, 2013 is reported as accrued expenses and other current liabilities.

GOODWILL

The following table presents, by segment and in total, the carrying amount of goodwill for the fiscal six months ended June 30, 2012 and July 6, 2013.

(In millions)	Domestic Wholesale Sportswear	Domestic Wholesale Jeanswear	Domestic Wholesale Footwear & Accessories	Domestic Retail	International Wholesale	International Retail	Total
Balance, January 1, 2012
Goodwill	$46.7	$519.2	$859.8	$120.6	$111.6	$50.4	$1,708.3
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	-	-	(1,453.0)
Net goodwill	46.7	-	46.6	-	111.6	50.4	255.3
Foreign currency translation effects	-	-	-	-	0.5	0.5	1.0
Balance, June 30, 2012
Goodwill	46.7	519.2	859.8	120.6	112.1	50.9	1,709.3
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	-	-	(1,453.0)
Net goodwill	$46.7	$-	$46.6	$-	$112.1	$50.9	$256.3
Balance, January 1, 2013
Goodwill	$46.7	$519.2	$863.0	$120.6	$113.5	$52.7	$1,715.7
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	-	(47.4)	(1,500.4)
Net goodwill	46.7	-	49.8	-	113.5	5.3	215.3
Foreign currency translation effects	-	-	-	-	(3.2)	(0.5)	(3.7)
Balance, July 6, 2013
Goodwill	46.7	519.2	863.0	120.6	110.3	48.8	1,708.6
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	-	(44.0)	(1,497.0)
Net goodwill	$46.7	$-	$49.8	$-	$110.3	$4.8	$211.6

FAIR VALUES

ASC Subtopic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC Subtopic 820-10 outlines a valuation framework, creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements, and details the disclosures that are required for items measured at fair value.  We are permitted to choose to measure many financial instruments and certain other items at fair value, although we did not elect the fair value measurement option for any of our financial assets or liabilities.  Our financial assets and liabilities are to be measured using inputs from the three levels of the fair value hierarchy, which are as follows:

·	Level 1 - inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date;

·
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

·	Level 3 - unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing assets or liabilities based on the best information available.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We have certain financial assets and liabilities that are required to be measured at fair value.  These include:

·
the assets and liabilities of The Jones Group Inc. Deferred Compensation Plan (the "Rabbi Trust"), which represent deferred employee compensation invested in mutual funds and which fall within Level 1 of the fair value hierarchy;

·
deferred director fees, which represent phantom units of our common stock that have a fair value based on the market price of our common stock and which fall within Level 1 of the fair value hierarchy;

·
foreign currency forward contracts, which have fair values calculated by comparing foreign exchange forward rates to the contract rates discounted at our incremental borrowing rate,   which fall within Level 2 of the fair value hierarchy;

·
an interest rate cap contract, which has fair values calculated by comparing current yield curves and LIBOR rates to the stated contract rates adjusted for estimated risk of counterparty nonperformance,  which fall within Level 2 of the fair value hierarchy;

·
long-term debt that was hedged by interest rate swaps as a fair-value hedge, calculated by comparing current yield curves and LIBOR rates to the stated contract rates of the associated interest rate swaps, which falls within Level 2 of the fair value hierarchy; and

·
consideration liabilities recorded as a result of the acquisition of Moda Nicola International, LLC ("Moda") and Stuart Weitzman Holdings, LLC ("SWH"), which have fair values based on our projections of financial results and cash flows for the acquired business and a discount factor based on our weighted average cost of capital, and which fall within Level 3 of the fair value hierarchy.

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis at June 30, 2012, December 31, 2012 and July 6, 2013.

(In millions) Description	Classification	Total Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2012:
Rabbi Trust assets	Prepaid expenses and other current assets	$8.0	$8.0	$-	$-
British Pound – U.S. Dollar forward contracts	Prepaid expenses and other current assets	0.1	-	0.1	-
Canadian Dollar – U.S. Dollar forward contracts	Prepaid expenses and other current assets	0.1	-	0.1	-
Interest rate cap	Other long-term assets	-	-	-	-
Total assets		$8.2	$8.0	$0.2	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$8.0	$8.0	$-	$-
Deferred director fees	Accrued expenses and other current liabilities	0.2	0.2	-	-
Acquisition consideration	Current portion of acquisition consideration payable	216.7	-	-	216.7
Acquisition consideration	Acquisition consideration payable, net of current portion	4.8	-	-	4.8
Total liabilities		$229.7	$8.2	$-	$221.5
December 31, 2012:
Rabbi Trust assets	Prepaid expenses and other current assets	$8.4	$8.4	$-	$-
Interest rate cap	Other long-term assets	-	-	-	-
British Pound – U.S. Dollar forward contracts	Prepaid expenses and other current assets	-	-	-	-
Canadian Dollar – U.S. Dollar forward contracts	Prepaid expenses and other current assets	0.2	-	0.2	-
Total assets		$8.6	$8.4	$0.2	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$8.4	$8.4	$-	$-
Deferred director fees	Accrued expenses and other current liabilities	0.2	0.2	-	-
Acquisition consideration	Current portion of acquisition consideration payable	30.3	-	-	30.3
Acquisition consideration	Acquisition consideration payable, net of current portion	6.0	-	-	6.0
Total liabilities		$44.9	$8.6	$-	$36.3
July 6, 2013:
Rabbi Trust assets	Prepaid expenses and other current assets	$8.5	$8.5	$-	$-
British Pound – U.S. Dollar forward contracts	Prepaid expenses and other current assets	0.8	-	0.8	-
Canadian Dollar – U.S. Dollar forward contracts	Prepaid expenses and other current assets	0.6	-	0.6	-
Interest rate cap	Other long-term assets	-	-	-	-
Total assets		$9.9	$8.5	$1.4	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$8.5	$8.5	$-	$-
Deferred director fees	Accrued expenses and other current liabilities	0.3	0.3	-	-
Acquisition consideration	Current portion of acquisition consideration payable	2.3	-	-	2.3
Acquisition consideration	Acquisition consideration payable, net of current portion	4.4	-	-	4.4
Total liabilities		$15.5	$8.8	$-	$6.7

The following table presents the changes in Level 3 contingent consideration liability for the fiscal six months ended June 30, 2012 and July 6, 2013.

(In millions)	Acquisition of Moda	Acquisition of SWH	Total Acquisition Consideration Payable
Beginning balance, January 1, 2012	$14.8	$195.6	$210.4
Payments	(3.5)	(4.8)	(8.3)
Total adjustments included in earnings	(4.1)	23.5	19.4
Balance, June 30, 2012	$7.2	$214.3	$221.5
Beginning balance, January 1, 2013	$7.4	$28.9	$36.3
Payments	(2.5)	(27.4)	(29.9)
Total adjustments included in earnings	0.8	(0.5)	0.3
Balance, July 6, 2013	$5.7	$1.0	$6.7

The following table represents quantitative information about the Level 3 contingent consideration liability measurement for the acquisition of Moda at July 6, 2013.

(In millions)	Fair Value at July 6, 2013	Valuation technique	Unobservable inputs	Range (Weighted Average)
Acquisition of Moda	$5.7	Discounted projection of financial results	Net sales growth Gross margin multiplier Discount rate	12% - 71% (49.4%) 1.31 – 1.38 (1.34) 12.0%

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

The remaining contingent consideration liability related to the acquisition of SWH has been determined to be $1.0 million.  Changes in the fair value of the contingent consideration liability for SWH are reported as adjustments to interest expense.  Payment of the remaining liability will be deferred until certain conditions are met.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

In accordance with the fair value hierarchy described above, the following table shows the fair value of our non-financial assets and liabilities that were required to be measured at fair value on a nonrecurring basis at June 30, 2012 and July 6, 2013, and the total losses recorded as a result of the remeasurement process.

(In millions)		Fair Value Measurements Using
Description	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobserv-able inputs (Level 3)	Total losses recorded for the fiscal six months
At June 30, 2012:
Property and equipment	$-	$-	$-	$-	$0.4
At July 6, 2013:
Property and equipment	0.8	-	-	0.8	6.8

During the fiscal six months ended June 30, 2012 and July 6, 2013, property and equipment utilized in our retail operations with a carrying amount of $0.4 million and $6.8 million, respectively, were written down to fair values of zero and $0.8 million, respectively, primarily as a result of our decision to close underperforming retail locations.  These losses were recorded as SG&A expenses in the domestic retail segment.  We consider long-term assets utilized in a retail location to be impaired when a pattern of operating losses at or a decision to close the location indicate that future operating losses are probable and that the resulting cash flows will not be sufficient to recover the carrying value of the associated long-term assets.  During the fiscal six months ended July 6, 2013, leasehold improvements with a carrying value of $0.8 million in a facility to be sublet were written down to a fair value of zero, as we will incur a loss on the sublease.  This loss was recorded as an SG&A expense in the domestic wholesale footwear and accessories segment.

Financial Instruments

As a result of our global operating and financing activities, we are exposed to changes in interest rates and foreign currency exchange rates which may adversely affect results of operations and financial condition.  In seeking to minimize the risks and/or costs associated with such activities, we manage exposure to changes in interest rates and foreign currency exchange rates through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  The instruments eligible for utilization include forward, option and swap agreements.  We do not use financial instruments for trading or other speculative purposes.  At July 6, 2013, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total notional value of US$9.7 million at a weighted-average exchange rate of 0.994 maturing through November 2013 and to exchange 6.0 million British Pounds for U.S. Dollars at an exchange rate of 1.623 maturing in December 2013.

At July 6, 2013, June 30, 2012 and December 31, 2012, the fair values of cash and cash equivalents, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments.  The estimated fair values of other financial instruments subject to fair value disclosures were valued using market comparable inputs.  These inputs include broker quotes, quoted market prices, interest rates and exchange rates for the same or similar instruments.  The fair value and related carrying amounts for items not disclosed elsewhere are as follows:

(In millions)	July 6, 2013			June 30, 2012		December 31, 2012
	Fair Value Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes, including hedged items recorded at fair value	1	$920.6	$877.3	$824.4	$732.5	$924.3	$884.5
Other long-term debt, including current portion	2	9.4	8.5	9.9	8.7	10.2	9.3
Notes receivable	2	6.5	5.6	2.8	1.7	-	-

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

        Availability under the Credit Facility is determined with reference to a borrowing base consisting of a percentage of eligible inventory, accounts receivable, credit card receivables and licensee receivables, minus reserves determined by the joint collateral agents.  At July 6, 2013, we had no cash borrowings and $16.4 million of letters of credit outstanding, and our remaining availability was $398.5 million.  If availability under the Credit Facility falls below a stated level, we will be required to comply with a minimum fixed charge coverage ratio.  The Credit Facility also contains affirmative and negative covenants that, among other things, will limit or restrict our ability to (1) incur indebtedness, (2) create liens, (3) merge, consolidate, liquidate or dissolve, (4) make investments (including acquisitions), loans or advances, (5) sell assets, (6) enter into sale and leaseback transactions, (7) enter into swap agreements, (8) make certain restricted payments (including dividends and other payments in respect of capital stock), (9) enter into transactions with affiliates, (10) enter into restrictive agreements, and (11) amend material documents.  The Credit Facility is secured by a first priority lien on substantially all of our personal property.

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

We recorded net increases in interest expense related to the ineffectiveness of the swaps and the changes in the fair value of the cap as follows.

(In millions)	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 6, 2013	June 30, 2012	July 6, 2013	June 30, 2012
Interest rate swaps	$-	$(0.2)	$-	$1.3
Interest rate cap	-	-	-	0.2
Net (decrease) increase in interest expense	$-	$(0.2)	$-	$1.5

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

Since the foreign currency derivatives we use in our risk management strategies are highly effective hedges because all the critical terms of the derivative instruments match those of the hedged item, we record no ineffectiveness related to our cash flow hedges.  If foreign currency exchange rates do not change from their July 6, 2013 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months will not be material.

We also currently have outstanding forward contracts to exchange British Pounds for U.S. Dollars.  These contracts have not been designated as hedges.  Therefore, changes in the fair value of these contracts are recorded through earnings, with the corresponding asset or liability recorded in the balance sheet.

The notional amounts of our foreign exchange contracts outstanding at July 6, 2013, June 30, 2012 and December 31, 2012 are as follows.  For additional information, see "Fair Values."

(In millions)	Notional Amounts
	July 6, 2013	June 30, 2012	December 31, 2012
Canadian Dollar – U.S. Dollar forward exchange contracts	US$9.7	US$10.2	US$16.1
British Pound – U.S. Dollar forward exchange contracts	£6.0	£3.0	£6.0

Fair Values of Derivative Instruments

(In millions)	July 6, 2013		June 30, 2012		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$0.6	Prepaid expenses and other current assets	$0.1	Prepaid expenses and other current assets	$0.2
Total derivative assets		$0.6		$0.1		$0.2
Derivatives not designated as hedging instruments
Interest rate cap contract	Other long-term assets	$-	Other long-term assets	$-	Other long-term assets	$-
Foreign exchange contracts	Prepaid expenses and other current assets	0.8	Prepaid expenses and other current assets	0.1		-
Total derivative assets		$0.8		$0.1		$-

Effect of Derivatives on the Statement of Operations - Derivatives Designated as Hedging Instruments

(In millions)		Amount of Pretax (Loss) due to Ineffectiveness Recognized in Income
Derivative type	Location of Pretax (Loss) due to Ineffectiveness Recognized in Income	Fiscal Six Months Ended July 6, 2013	Fiscal Six Months Ended June 30, 2012
Interest rate swap contracts	Interest expense	$-	$(1.3)

(In millions)	Amount of Pretax Gain (Loss) Recognized in Other Comprehensive Income			Amount of Pretax Gain (Loss) Reclassified from Other Comprehensive Income into Income
Derivative type	Fiscal Six Months Ended July 6, 2013	Fiscal Six Months Ended June 30, 2012	Location of Pretax (Loss) Reclassified from Other Comprehensive Income into Income	Fiscal Six Months Ended July 6, 2013	Fiscal Six Months Ended June 30, 2012
Canadian Dollar – U.S. Dollar forward contracts	$0.7	$0.2	Cost of sales	$0.1	$(0.1)

Effect of Derivatives on the Statement of Operations - Derivatives Not Designated as Hedging Instruments

(In millions)		Amount of Pretax Gain (Loss) Recognized in Income
Derivative type	Location of Pretax Gain (Loss) Recognized in Income	Fiscal Six Months Ended July 6, 2013	Fiscal Six Months Ended June 30, 2012
British Pound – U.S. Dollar forward contracts	Selling, general and administrative expenses	$0.8	$(0.2)

STATEMENT OF CASH FLOWS

Fiscal Six Months Ended	July 6, 2013	June 30, 2012
(In millions)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$51.7	$26.0
Net income tax payments	5.2	1.1
Supplemental disclosures of non-cash investing and financing activities:
Restricted stock issued to employees	28.2	20.8
Shares withheld for taxes upon vesting of restricted stock	2.4	0.2

PENSION PLANS

Components of Net Periodic Benefit Cost

(In millions)	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 6, 2013	June 30, 2012	July 6, 2013	June 30, 2012
Interest cost	$0.6	$0.6	$1.2	$1.2
Expected return on plan assets	(0.8)	(0.7)	(1.5)	(1.3)
Amortization of net loss	0.3	0.6	0.5	1.1
Net periodic benefit cost	$0.1	$0.5	$0.2	$1.0

Employer Contributions

During the fiscal six months ended July 6, 2013, we contributed $1.3 million to our defined benefit pension plan.  We anticipate contributing a total of $4.8 million during 2013.

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

We define segment income as operating income before net interest expense, goodwill impairment charges, gains or losses on sales of subsidiaries, equity in earnings of unconsolidated affiliates and income taxes.  Sales and transfers between segments generally are recorded at cost and treated as transfers of inventory, which are not reviewed by management when evaluating segment performance.  The wholesale segments allocate to the retail segments a portion of their SG&A costs related to the inventory transferred to those divisions where the retail operations benefit from those costs.

Summarized below are our revenues and income by reportable segment for the fiscal quarters and six months ended July 6, 2013 and June 30, 2012.  We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets.  Therefore, we do not represent that these segments, if operated independently, would report the operating profit and other financial information shown below.

(In millions)	Domestic Wholesale Sportswear	Domestic Wholesale Jeanswear	Domestic Wholesale Footwear & Accessories	Domestic Retail	International Wholesale	International Retail	Licensing, Other & Eliminations	Consolidated
For the fiscal quarter ended July 6, 2013
Revenues	$133.3	$182.6	$181.6	$148.1	$88.7	$101.1	$10.2	$845.6
Segment (loss) income	$(9.4)	$14.2	$0.5	$(4.9)	$10.9	$0.2	$(0.7)	10.8
Net interest expense								(15.4)
Equity in loss of unconsolidated affiliate								(0.5)
Loss before benefit for income taxes								$(5.1)
For the fiscal quarter ended June 30, 2012
Revenues	$174.8	$151.0	$195.5	$150.6	$75.4	$97.3	$10.2	$854.8
Segment income (loss)	$8.9	$7.0	$(1.6)	$(3.0)	$9.7	$3.7	$(3.0)	21.7
Net interest expense								(8.8)
Equity in income of unconsolidated affiliate								0.4
Income before provision for income taxes								$13.3
For the fiscal six months ended July 6, 2013
Revenues	$349.9	$439.1	$422.9	$274.2	$162.0	$185.3	$20.9	$1,854.3
Segment income (loss)	$0.8	$48.5	$22.4	$(40.0)	$16.5	$(8.0)	$(12.5)	27.7
Net interest expense								(31.5)
Equity in income of unconsolidated affiliate								0.1
Loss before benefit for income taxes								$(3.7)
For the fiscal six months ended June 30, 2012
Revenues	$408.4	$335.8	$421.3	$278.7	$148.8	$175.2	$22.5	$1,790.7
Segment income (loss)	$32.2	$23.6	$16.7	$(25.4)	$19.6	$(1.3)	$(3.5)	61.9
Net interest expense								(51.5)
Equity in income of unconsolidated affiliate								1.3
Income before provision for income taxes								$11.7

ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated Other Comprehensive (Loss) Income by Component

(In millions)	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Translation	Total
For the fiscal quarter ended July 6, 2013:
Balance, April 7, 2013	$0.2	$(23.4)	$(3.6)	$(26.8)
Other comprehensive (loss) income before reclassifications	0.3	-	(4.0)	(3.7)
Amounts reclassified from accumulated other comprehensive (loss) income	-	0.1	-	0.1
Net comprehensive (loss) income	0.3	0.1	(4.0)	(3.6)
Balance, July 6, 2013	$0.5	$(23.3)	$(7.6)	$(30.4)
For the fiscal quarter ended June 30, 2012:
Balance, April 1, 2012	$-	$(23.5)	$3.2	$(20.3)
Other comprehensive (loss) income before reclassifications	0.2	(0.3)	(8.2)	(8.3)
Amounts reclassified from accumulated other comprehensive (loss) income	-	0.3	-	0.3
Net comprehensive (loss) income	0.2	-	(8.2)	(8.0)
Balance, June 30, 2012	$0.2	$(23.5)	$(5.0)	$(28.3)
For the fiscal six months ended July 6, 2013:
Balance, January 1, 2013	$0.1	$(23.6)	$5.6	$(17.9)
Other comprehensive (loss) income before reclassifications	0.5	-	(13.2)	(12.7)
Amounts reclassified from accumulated other comprehensive (loss) income	(0.1)	0.3	-	0.2
Net comprehensive (loss) income	0.4	0.3	(13.2)	(12.5)
Balance, July 6, 2013	$0.5	$(23.3)	$(7.6)	$(30.4)
For the fiscal six months ended June 30, 2012:
Balance, January 1, 2012	$-	$(23.5)	$(6.1)	$(29.6)
Other comprehensive (loss) income before reclassifications	0.1	(0.7)	1.1	0.5
Amounts reclassified from accumulated other comprehensive (loss) income	0.1	0.7	-	0.8
Net comprehensive (loss) income	0.2	-	1.1	1.3
Balance, June 30, 2012	$0.2	$(23.5)	$(5.0)	$(28.3)

Reclassifications Out of Accumulated Other Comprehensive (Loss) Income

(In millions)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income
	For the Fiscal Quarter Ended July 6, 2013	For the Fiscal Quarter Ended June 30, 2012	For the Fiscal Six Months Ended July 6, 2013	For the Fiscal Six Months Ended June 30, 2012	Line Item in the Statement of Operations
(Gains) losses on cash flow hedges
Foreign exchange contracts	$(0.1)	$-	$(0.2)	$0.1	Cost of goods sold
Tax provision	0.1	-	0.1	-	(Benefit) provision for income taxes
Total, net of tax	$-	$-	$(0.1)	$0.1
Amortization of defined benefit pension items
Actuarial (gains) losses	$0.2	$0.6	$0.5	$1.1	Selling, general and administrative expenses
Tax benefit	(0.1)	(0.3)	(0.2)	(0.4)	(Benefit) provision for income taxes
Total, net of tax	$0.1	$0.3	$0.3	$0.7

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

Condensed Consolidating Balance Sheets
(In millions)
	July 6, 2013				December 31, 2012
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
ASSETS
Current assets:
Cash and cash equivalents	$39.9	$41.1	$-	$81.0	$82.6	$67.0	$-	$149.6
Accounts receivable	155.1	157.2	-	312.3	191.0	190.0	-	381.0
Inventories, primarily finished goods	295.6	245.8	(0.8)	540.6	261.7	226.2	(1.2)	486.7
Prepaid and refundable income taxes	21.3	1.5	(8.7)	14.1	18.6	0.3	(13.4)	5.5
Deferred taxes	19.9	11.6	-	31.5	17.9	15.3	-	33.2
Prepaid expenses and other current assets	26.0	24.4	(0.9)	49.5	23.6	18.2	(1.1)	40.7
Total current assets	557.8	481.6	(10.4)	1,029.0	595.4	517.0	(15.7)	1,096.7
Property, plant and equipment	58.3	201.7	-	260.0	64.6	213.5	-	278.1
Due from affiliates	-	461.9	(461.9)	-	-	319.0	(319.0)	-
Goodwill	49.8	161.8	-	211.6	49.9	165.4	-	215.3
Other intangibles	5.6	842.1	-	847.7	6.0	863.7	-	869.7
Deferred taxes	93.3	-	(93.3)	-	93.0	-	(93.0)	-
Investments in subsidiaries	1,808.7	41.5	(1,808.7)	41.5	1,745.6	38.9	(1,745.6)	38.9
Other assets	70.0	24.4	-	94.4	67.7	29.1	-	96.8
Total assets	$2,643.5	$2,215.0	$(2,374.3)	$2,484.2	$2,622.2	$2,146.6	$(2,173.3)	$2,595.5
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$-	$2.2	$-	$2.2	$-	$2.2	$-	$2.2
Current portion of acquisition consideration payable	2.3	-	-	2.3	30.3	-	-	30.3
Accounts payable	142.5	107.1	-	249.6	156.2	101.3	-	257.5
Income taxes payable	-	29.1	(29.1)	-	22.1	12.9	(33.6)	1.4
Accrued expenses and other current liabilities	62.5	67.3	(0.9)	128.9	79.1	82.8	(1.1)	160.8
Total current liabilities	207.3	205.7	(30.0)	383.0	287.7	199.2	(34.7)	452.2
Long-term debt	929.9	-	-	929.9	934.4	-	-	934.4
Obligations under capital leases	-	20.2	-	20.2	-	21.3	-	21.3
Income taxes payable	0.3	-	-	0.3	0.5	-	-	0.5
Deferred taxes	-	159.0	(99.3)	59.7	-	155.7	(99.0)	56.7
Acquisition consideration payable	4.4	-	-	4.4	6.0	-	-	6.0
Due to affiliates	461.9	-	(461.9)	-	319.0	-	(319.0)	-
Other noncurrent liabilities	88.3	22.3	-	110.6	93.1	25.0	-	118.1
Total liabilities	1,692.1	407.2	(591.2)	1,508.1	1,640.7	401.2	(452.7)	1,589.2
Redeemable noncontrolling interest	-	0.6	-	0.6	-	0.6	-	0.6
Equity:
Common stock and additional paid-in capital	522.9	929.7	(929.7)	522.9	521.6	948.0	(948.0)	521.6
Retained earnings	458.9	886.4	(863.3)	482.0	477.8	793.1	(769.8)	501.1
Accumulated other comprehensive (loss) income	(30.4)	(9.9)	9.9	(30.4)	(17.9)	2.8	(2.8)	(17.9)
Total Jones stockholders' equity	951.4	1,806.2	(1,783.1)	974.5	981.5	1,743.9	(1,720.6)	1,004.8
Noncontrolling interests	-	1.0	-	1.0	-	0.9	-	0.9
Total equity	951.4	1,807.2	(1,783.1)	975.5	981.5	1,744.8	(1,720.6)	1,005.7
Total liabilities and equity	$2,643.5	$2,215.0	$(2,374.3)	$2,484.2	$2,622.2	$2,146.6	$(2,173.3)	$2,595.5

Condensed Consolidating Statements of Operations
(In millions)

	Fiscal Quarter Ended July 6, 2013				Fiscal Quarter Ended June 30, 2012
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net sales	$482.7	$359.6	$(7.1)	$835.2	$516.6	$333.7	$(6.0)	$844.3
Licensing income	0.2	10.0	-	10.2	-	10.2	-	10.2
Other revenues	0.2	-	-	0.2	0.3	-	-	0.3
Total revenues	483.1	369.6	(7.1)	845.6	516.9	343.9	(6.0)	854.8
Cost of goods sold	326.6	223.7	(5.4)	544.9	333.8	198.6	(3.8)	528.6
Gross profit	156.5	145.9	(1.7)	300.7	183.1	145.3	(2.2)	326.2
Selling, general and administrative expenses	196.0	95.8	(1.9)	289.9	216.2	90.3	(2.0)	304.5
Operating (loss) income	(39.5)	50.1	0.2	10.8	(33.1)	55.0	(0.2)	21.7
Net interest expense (income) and financing costs	14.1	1.3	-	15.4	9.2	(0.4)	-	8.8
Equity in (loss) income of unconsolidated affiliate	-	(0.5)	-	(0.5)	-	0.4	-	0.4
(Loss) income before (benefit) provision for income taxes and equity in earnings of subsidiaries	(53.6)	48.3	0.2	(5.1)	(42.3)	55.8	(0.2)	13.3
(Benefit) provision for income taxes	(18.4)	16.7	(0.2)	(1.9)	(12.2)	17.1	-	4.9
Equity in earnings of subsidiaries	32.2	-	(32.2)	-	38.4	-	(38.4)	-
Net (loss) income	(3.0)	31.6	(31.8)	(3.2)	8.3	38.7	(38.6)	8.4
Less: income attributable to noncontrolling interest	-	0.2	-	0.2	-	0.3	-	0.3
(Loss) income attributable to Jones	$(3.0)	$31.4	$(31.8)	$(3.4)	$8.3	$38.4	$(38.6)	$8.1

	Fiscal Six Months Ended July 6, 2013				Fiscal Six Months Ended June 30, 2012
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net sales	$1,060.5	$784.4	$(12.1)	$1,832.8	$1,087.2	$693.3	$(12.8)	$1,767.7
Licensing income	0.3	20.6	-	20.9	-	22.5	-	22.5
Other revenues	0.6	-	-	0.6	0.5	-	-	0.5
Total revenues	1,061.4	805.0	(12.1)	1,854.3	1,087.7	715.8	(12.8)	1,790.7
Cost of goods sold	716.3	497.4	(8.4)	1,205.3	711.1	417.5	(7.5)	1,121.1
Gross profit	345.1	307.6	(3.7)	649.0	376.6	298.3	(5.3)	669.6
Selling, general and administrative expenses	423.6	201.9	(4.2)	621.3	422.8	189.1	(4.2)	607.7
Operating (loss) income	(78.5)	105.7	0.5	27.7	(46.2)	109.2	(1.1)	61.9
Net interest expense (income) and financing costs	28.9	2.6	-	31.5	52.4	(0.9)	-	51.5
Equity in income of unconsolidated affiliate	-	0.1	-	0.1	-	1.3	-	1.3
(Loss) income before (benefit) provision for income taxes and equity in earnings of subsidiaries	(107.4)	103.2	0.5	(3.7)	(98.6)	111.4	(1.1)	11.7
(Benefit) provision for income taxes	(38.6)	37.3	(0.1)	(1.4)	(28.1)	32.8	(0.4)	4.3
Equity in earnings of subsidiaries	66.1	-	(66.1)	-	78.3	-	(78.3)	-
Net (loss) income	(2.7)	65.9	(65.5)	(2.3)	7.8	78.6	(79.0)	7.4
Less: income attributable to noncontrolling interest	-	0.6	-	0.6	-	0.5	-	0.5
(Loss) income attributable to Jones	$(2.7)	$65.3	$(65.5)	$(2.9)	$7.8	$78.1	$(79.0)	$6.9

Condensed Consolidating Statements of Other Comprehensive (Loss) Income
(In millions)

	Fiscal Quarter Ended July 6, 2013				Fiscal Quarter Ended June 30, 2012
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net (loss) income	$(3.0)	$31.6	$(31.8)	$(3.2)	$8.3	$38.7	$(38.6)	$8.4
Other comprehensive (loss) income:
Change in fair value of cash flow hedges, net of tax	0.3	0.3	(0.3)	0.3	0.2	0.2	(0.2)	0.2
Pension and postretirement liability adjustments, net of tax	0.1	-	-	0.1	-	-	-	-
Foreign currency translation adjustments	(4.0)	(4.0)	4.0	(4.0)	(8.2)	(8.2)	8.2	(8.2)
Total other comprehensive (loss) income	(3.6)	(3.7)	3.7	(3.6)	(8.0)	(8.0)	8.0	(8.0)
Comprehensive (loss) income	$(6.6)	$27.9	$(28.1)	$(6.8)	$0.3	$30.7	$(30.6)	$0.4

Condensed Consolidating Statements of Other Comprehensive (Loss) Income (continued)
(In millions)

	Fiscal Six Months Ended July 6, 2013				Fiscal Six Months Ended June 30, 2012
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net (loss) income	$(2.7)	$65.9	$(65.5)	$(2.3)	$7.8	$78.6	$(79.0)	$7.4
Other comprehensive (loss) income:
Change in fair value of cash flow hedges, net of tax	0.5	0.5	(0.5)	0.5	0.1	0.1	(0.1)	0.1
Reclassification adjustment for hedge gains and losses included in net income, net of tax	(0.1)	(0.1)	0.1	(0.1)	0.1	0.1	(0.1)	0.1
Pension and postretirement liability adjustments, net of tax	0.3	-	-	0.3	-	-	-	-
Foreign currency translation adjustments	(13.2)	(13.2)	13.2	(13.2)	1.1	1.1	(1.1)	1.1
Total other comprehensive (loss) income	(12.5)	(12.8)	12.8	(12.5)	1.3	1.3	(1.3)	1.3
Comprehensive (loss) income	$(15.2)	$53.1	$(52.7)	$(14.8)	$9.1	$79.9	$(80.3)	$8.7

Condensed Consolidating Statements of Cash Flows
(In millions)

	Fiscal Six Months Ended July 6, 2013				Fiscal Six Months Ended June 30, 2012
	Issuers	Others	Elim- inations	Cons- olidated	Issuers	Others	Elim- inations	Cons- olidated
Net cash (used in) provided by operating activities	$(4.0)	$12.4	$(6.6)	$1.8	$58.7	$71.2	$(5.9)	$124.0
Cash flows from investing activities:
Capital expenditures	(7.1)	(22.2)	-	(29.3)	(9.0)	(29.2)	-	(38.2)
Notes receivable issued	(6.1)	(0.4)	-	(6.5)	-	-	-	-
Payments related to acquisition of Brian Atwood	(0.5)	-	-	(0.5)	-	-	-	-
Contingent consideration paid related to investment in GRI	-	-	-	-	-	(3.5)	-	(3.5)
Other	-	0.4	-	0.4	-	(0.1)	-	(0.1)
Net cash used in investing activities	(13.7)	(22.2)	-	(35.9)	(9.0)	(32.8)	-	(41.8)
Cash flows from financing activities:
Costs related to revolving credit agreement	(0.3)	-	-	(0.3)	(0.3)	-	-	(0.3)
Dividends paid	(7.8)	(6.6)	6.6	(7.8)	(7.9)	(5.9)	5.9	(7.9)
Repurchase of common shares	(14.5)	-	-	(14.5)	(29.0)	-	-	(29.0)
Payments of acquisition consideration payable	(2.5)	(6.9)	-	(9.4)	-	(7.5)	-	(7.5)
Other items, net	0.1	(1.6)	-	(1.5)	2.3	(1.3)	-	1.0
Net cash used in financing activities	(25.0)	(15.1)	6.6	(33.5)	(34.9)	(14.7)	5.9	(43.7)
Effect of exchange rates on cash	-	(1.0)	-	(1.0)	-	(0.2)	-	(0.2)
Net (decrease) increase in cash and cash equivalents	(42.7)	(25.9)	-	(68.6)	14.8	23.5	-	38.3
Cash and cash equivalents, beginning	82.6	67.0	-	149.6	195.8	43.0	-	238.8
Cash and cash equivalents, ending	$39.9	$41.1	$-	$81.0	$210.6	$66.5	$-	$277.1

NEW ACCOUNTING STANDARDS

In March 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity."  ASU 2013-05 requires an entity to release any related cumulative translation adjustment into net income when it ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.  For an equity method investment that is a foreign entity, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment.  Additionally, the amendments clarify that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity (that is, irrespective of any retained investment) and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes also referred to as a step acquisition).  Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events.  For public entities, the amendments are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013.  Early adoption is permitted.  If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity's fiscal year of adoption.  The adoption of ASU 2013-05 will not have a material impact on our results of operations or our financial position.

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists."  ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows.  To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The amendments in this Update are effective for fiscal years (and interim periods within those years) beginning after December 15, 2013.  The adoption of ASU 2013-11 will not have a material impact on our results of operations or our financial position.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information and analysis of our results of operations for the 13 and 27 week periods ended July 6, 2013 (hereinafter referred to as the "second fiscal quarter of 2013" and the "first fiscal six months of 2013") and the 13 and 26 week periods ended June 30, 2012 (hereinafter referred to as the "second fiscal quarter of 2012" and the "first fiscal six months of 2012") and our liquidity and capital resources.  The first fiscal six months of 2013 contained five additional retail selling days (the "additional sales days") compared with the first fiscal six months of 2012.  The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

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

Significant highlights from the discussion and analysis of our results of operations for the second fiscal quarter of 2013 are as follows:

·	total revenues were $845.6 million, a decrease of $9.2 million from a year ago;
·	gross profit, as a percent of sales, decreased to 35.6% from 38.2% a year ago;
·	operating income was $10.8 million, a decrease of $10.9 million from a year ago; and
·	diluted loss per share was $0.05, compared with diluted earnings per share of $0.10 from a year ago.

Significant highlights from the discussion and analysis of our results of operations for the first fiscal six months of 2013 are as follows:

·	total revenues were $1.85 billion, an increase of $63.6 million from a year ago;
·	gross profit, as a percent of sales, decreased to 35.0% from 37.4% a year ago;
·	operating income was $27.7 million, a decrease of $34.2 million from a year ago; and
·	diluted loss per share was $0.04, compared with diluted earnings per share of $0.09 from a year ago.

Restructuring

We continue to review our domestic retail operations for underperforming locations.  As a result of these reviews, we have decided to close retail locations that no longer provide strategic benefits.  During the first fiscal six months of 2013, we decided to close 120 underperforming domestic retail locations throughout 2013 and 2014 in addition to the 50 store closings announced in the fiscal quarter ended December 31, 2012.  We expect to operate a smaller and more productive chain of domestic locations, with outlet stores comprising a significantly higher percentage of the overall retail portfolio.  We will continue to critically assess individual store profitability, including consideration of converting certain locations to brands that offer the greatest opportunity for revenue growth.

During the first fiscal six months of 2013 and 2012, we closed 40 and 70 locations, respectively, under this plan.  Total termination benefits and associated employee costs for all locations closed since 2009 and identified to be closed are expected to be $14.2 million for approximately 2,950 employees, including both store employees and administrative support personnel.  We accrued $3.2 million and $1.9 million of termination benefits and associated employee costs during the first fiscal six months of 2013 and 2012, respectively.  In connection with our decision to close these locations, we reviewed the associated long-term assets for impairments.  As a result of these reviews, we recorded $6.0 million and $0.4 million of impairment losses in the first fiscal six months of 2013 and 2012, respectively, on leasehold improvements and furniture and fixtures located in the locations to be closed.  These costs are reported as selling, general and administrative ("SG&A") expenses in the domestic retail segment.

During the first fiscal six months of 2013, we implemented actions to reduce costs in certain selling, supply chain and corporate back office functions (primarily through headcount reductions) and to optimize our wholesale sportswear channel by streamlining our structure to support a brand-focused organization, including the consolidation of certain production, design and selling divisions and consolidation of distribution and supply chain facilities.  Total termination benefits and associated employee costs identified as of July 6, 2013 are expected to be $4.3 million for approximately 100 employees.  We recorded $4.2 million of employee termination costs in the fiscal six months ended July 6, 2013.  The remaining $0.1 million will be accrued on a straight-line basis over the remaining period each affected employee is required to render service to receive the benefit.  These costs are reported as SG&A expenses and affect all of our reportable segments.

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

Results of Operations

Statements of Operations Stated in Dollars and as a Percentage of Total Revenues

(In millions)	Fiscal Quarter Ended				Fiscal Six Months Ended
	July 6, 2013		June 30, 2012		July 6, 2013		June 30, 2012
Net sales	$835.2	98.8%	$844.3	98.8%	$1,832.8	98.8%	$1,767.7	98.7%
Licensing income	10.2	1.2	10.2	1.2	20.9	1.1	22.5	1.3
Other revenues	0.2	0.0	0.3	0.0	0.6	0.0	0.5	0.0
Total revenues	845.6	100.0	854.8	100.0	1,854.3	100.0	1,790.7	100.0
Cost of goods sold	544.9	64.4	528.6	61.8	1,205.3	65.0	1,121.1	62.6
Gross profit	300.7	35.6	326.2	38.2	649.0	35.0	669.6	37.4
Selling, general and administrative expenses	289.9	34.3	304.5	35.6	621.3	33.5	607.7	33.9
Operating income	10.8	1.3	21.7	2.5	27.7	1.5	61.9	3.5
Net interest expense and financing costs	15.4	1.8	8.8	1.0	31.5	1.7	51.5	2.9
Equity in (loss) income of unconsolidated affiliate	(0.5)	(0.1)	0.4	0.0	0.1	0.0	1.3	0.1
(Loss) income before (benefit) provision for income taxes	(5.1)	(0.6)	13.3	1.6	(3.7)	(0.2)	11.7	0.7
(Benefit) provision for income taxes	(1.9)	(0.2)	4.9	0.6	(1.4)	(0.1)	4.3	0.2
Net (loss) income	(3.2)	(0.4)	8.4	1.0	(2.3)	(0.1)	7.4	0.4
Less: income attributable to noncontrolling interest	0.2	0.0	0.3	0.0	0.6	0.0	0.5	0.0
(Loss) income attributable to Jones	$(3.4)	(0.4)%	$8.1	0.9%	$(2.9)	(0.2)%	$6.9	0.4%
Percentage totals may not add due to rounding.

Fiscal Quarter Ended July 6, 2013 Compared with Fiscal Quarter Ended June 30, 2012

Revenues.  Total revenues for the second fiscal quarter of 2013 were $845.6 million, compared with $854.8 million for the second fiscal quarter of 2012, a decrease of 1.1%.  Revenues by segment were as follows:

(In millions)	Second Fiscal Quarter of 2013	Second Fiscal Quarter of 2012	Increase (Decrease)	Percent Change
Domestic wholesale sportswear	$133.3	$174.8	$(41.5)	(23.7)%
Domestic wholesale jeanswear	182.6	151.0	31.6	20.9
Domestic wholesale footwear and accessories	181.6	195.5	(13.9)	(7.1)
Domestic retail	148.1	150.6	(2.5)	(1.7)
International wholesale	88.7	75.4	13.3	17.6
International retail	101.1	97.3	3.8	3.9
Licensing	10.2	10.2	-	-
Total revenues	$845.6	$854.8	$(9.2)	(1.1)%

Domestic wholesale sportswear revenues decreased $41.5 million, primarily due to decreased revenues in our Jones New York and Anne Klein product lines resulting from reduced shipments of both brands to lower-performing retail doors and poor product performance.  Revenues also decreased from the discontinuation of our Joneswear product lines resulting from a change in J.C. Penney's retail strategy.  Revenues in our Evan-Picone product lines decreased due to reduced shipments of suits and moderate sportswear to lower-performing retail doors.

Domestic wholesale jeanswear revenues increased $31.6 million, primarily due to increased shipments of our l.e.i., Gloria Vanderbilt, Jessica Simpson, Nine West Jeans, Erika, Bandolino and private label product lines resulting from positive product performance of both replenishment and fashion product at the retail level across our key customers.

Domestic wholesale footwear and accessories revenues decreased $13.9 million.  Footwear revenues decreased $16.1 million, primarily due to decreased shipments of the following footwear lines: Bandolino due to the exit of a program with a customer in the value channel; Nine West, Anne Klein, Enzo Angiolini, Boutique 9, B Brian Atwood and Joan & David resulting from poor product performance; Mootsies Tootsies due to the decision of a retail customer to exit the brand in 2012; Stuart Weitzman due to our decision to refine our distribution channel; Sam & Libby due to the sale of the trademark in August 2012; and  Jones New York due to our decision to exit the footwear category for that brand in 2012.  Accessories revenues increased $2.2 million, primarily due to increased shipments of our Nine West and Anne Klein handbag lines resulting from positive product performance at the retail level, partially offset by a decrease in shipments of Nine & Co handbags resulting from poor product performance.

Domestic retail revenues decreased $2.5 million.  Net revenue decreases of $6.3 million primarily related to our program to close underperforming locations were partially offset by a 1.8% increase in comparable store sales ($2.7 million) and $1.1 million in sales for new retail stores opened under the Kurt Geiger and Brian Atwood brands.  We began the current quarter with 574 retail locations and had a net decrease of 12 locations to end the quarter with 562 locations, compared with 607 locations at the end of the prior period.  Our comparable e-commerce business sales increased 15.8% ($4.5 million) while our comparable footwear store sales decreased 0.5% ($0.5 million) and our comparable apparel store sales decreased 4.5% ($1.3 million).  Comparable stores are locations (including e-commerce sites) that have been open for a full year, are not scheduled to close in the current period and are not scheduled for a footprint expansion or downsize by more than 25% or relocation to a different street or mall.

International wholesale revenues increased $13.3 million, primarily due to a $5.5 million increase  in our Nine West international business (primarily from shipments to our licensees in Turkey, Canada and the United Arab Emirates), a $4.9 million increase in shipments of our sportswear and jewelry product lines (primarily to Mexico), a $4.4 million increase in shipments of our Stuart Weitzman footwear product line and $0.1 million of other net increases, partially offset by a $1.6 million decrease in our Kurt Geiger business (due to general economic conditions in Western Europe).

International retail revenues increased $3.8 million.  Sales in our Kurt Geiger locations increased $2.9 million, primarily due to new locations and a 1.9% increase in comparable store sales.  Sales in our

Spanish concession locations increased $1.3 million due to a 24.5% increase in comparable store sales and the expansion of product offerings in the current period.  Sales in our Stuart Weitzman European retail stores increased $0.6 million, primarily due to a 20.9% increase in comparable store sales.  Sales in our Canadian retail locations decreased $1.0 million due to decreases in comparable store sales of 7.3%.  Total comparable store sales for our international retail locations increased 1.9% ($1.6 million).  We began the current quarter with 339 locations and had a net decrease of three locations (including consolidations) to end the quarter with 336 locations, compared with 319 locations at the end of the prior period, with the increase primarily due to new Kurt Geiger and Stuart Weitzman locations.

Licensing revenues did not change from the prior period.

Gross Profit.  The gross profit margins were 35.6% and 38.2% for the second fiscal quarters of 2013 and 2012, respectively.

Domestic wholesale sportswear gross profit margins were 28.4% and 34.6% for the second fiscal quarters of 2013 and 2012, respectively.  The decrease was primarily due to an increase in customer sales allowance assistance, higher levels of sales to off-price retailers and a strategic change to lower selling prices of our Jones New York products to be more competitive with our peers.

Domestic wholesale jeanswear gross profit margins were 24.0% and 24.2% for the second fiscal quarters of 2013 and 2012, respectively.  The decrease was primarily due to the mix of products sold.

Domestic wholesale footwear and accessories gross profit margins were 27.1% and 29.3% for the second fiscal quarters of 2013 and 2012, respectively.  The decrease was primarily due to increased production costs, higher freight costs and higher levels of customer sales allowance assistance in our footwear business, partially offset by an increase in full price sales and lower sales allowance assistance for our jewelry product lines resulting from positive product performance at the retail level.

Domestic retail gross profit margins were 52.0% and 55.3% for the second fiscal quarters of 2013 and 2012, respectively.  The decrease was primarily due to higher levels of promotional activity, partially offset by the mix of products sold.

International wholesale gross profit margins were 31.7% and 31.4% for the second fiscal quarters of 2013 and 2012, respectively.  The increase was primarily due to lower production costs in our Nine West international business, lower customer sales allowance assistance in our Canadian business and the mix of products sold.

International retail gross profit margins were 53.9% and 55.8% for the second fiscal quarters of 2013 and 2012, respectively.  The decrease was primarily due to promotional activity in both our Spanish business and our Kurt Geiger European retail locations, as well as and the mix of products sold.

Selling, General and Administrative Expenses.  SG&A expenses were $289.9 million and $304.5 million in the second fiscal quarters of 2013 and 2012, respectively.

Domestic wholesale sportswear SG&A expenses decreased $4.4 million, primarily due to a $2.4 million reduction in compensation expenses due to a lower headcount and bonus accruals, a $1.2 million decrease in severance expense, a $1.0 million reduction in administrative expenses, a $1.0 million reduction in marketing expenses and $1.0 million of other net decreases.  These decreases were partially offset by a $1.2 million increase in the current period of the acquisition consideration payable related to the acquisition of Moda Nicola International, LLC ("Moda"), compared with a $1.0 million reduction in the prior period due to higher projected sales of Moda.

Domestic wholesale jeanswear SG&A expenses increased $0.1 million, primarily due to a $1.1 million increase in compensation expense due to higher headcount to support revenue growth, partially offset by a $0.9 million decrease in losses recorded related to future costs of leases on buildings we do not currently use and $0.1 million of other net decreases.

Domestic wholesale footwear and accessories SG&A expenses decreased $10.2 million, primarily due to a net $8.3 million decrease in losses recorded related to future costs of leases on buildings we do not currently use, a $2.2 million reduction in compensation expenses (due to headcount reductions, the transfer of certain positions to our domestic retail and our licensing, other and eliminations segments, as well as reduced pension expense), a $2.0 million decrease in severance expense, a $1.2 million decrease in samples expense and $1.5 million of other net cost decreases, partially offset by a $3.8 million decrease in support costs charged to other business units and a $1.2 million increase in administrative expenses.

Domestic retail SG&A expenses decreased $4.4 million, primarily due to a $3.0 million decrease in support costs from other business units, a net $3.0 million decrease in employee compensation and occupancy costs and $2.0 million of other net cost decreases from operating fewer stores in the current period, partially offset by a $2.6 million increase in operating costs for new retail stores opened under the Kurt Geiger and Brian Atwood brands and a $1.0 million increase in costs related to our e-commerce internet sites.

International wholesale SG&A expenses increased $3.2 million, primarily due to $1.7 million of expenses added as a result of the acquisition of Brian Atwood, a $0.7 million effect of unfavorable exchange rate differences between the U.S. Dollar and Canadian Dollar and $0.8 million of other net increases.

International retail SG&A expenses increased $3.7 million, primarily due to a $3.4 million increase in costs for our Kurt Geiger locations (primarily due to higher employee compensation and concession fees) and a $0.7 million increase in costs for our Stuart Weitzman locations (primarily due to new store locations), offset by $0.4 million of net cost decreases in our other international businesses.

SG&A expenses for the licensing, other and eliminations segment decreased $2.6 million, primarily due to a $2.2 million reduction in compensation expenses, a $1.0 million effect of favorable exchange rate differences between the U.S. Dollar and the British Pound and Canadian Dollar, primarily related to intercompany balances, and $0.1 million of other net decreases, partially offset by a $0.7 million increase in professional fees.

Operating Income.  The resulting operating income for the second fiscal quarter of 2013 was $10.8 million, compared with $21.7 million for the second fiscal quarter of 2012, due to the factors described above.

Net Interest Expense.  Net interest expense increased $6.6 million, primarily due to a $4.2 million decrease in interest expense in the prior period related to the Stuart Weitzman Holdings, LLC ("SWH") acquisition consideration liability, a $1.7 million increase resulting from the issuance of the additional $100 million of our 6.875% Senior Notes Due 2019 on September 25, 2012 (the "2019 Notes"), a net $0.6 million increase in interest expense related to the effects of our previous interest rate swaps and $0.1 million in other net increases.

Income Taxes.  The effective income tax rate was 37.0% for the second fiscal quarters of both 2013 and 2012.

Net (Loss) Income and (Loss) Earnings Per Share.  Net loss was $3.2 million in the second fiscal quarter of 2013, compared with net income of $8.4 million in the second fiscal quarter of 2012.  Diluted loss per share for the second fiscal quarter of 2013 was $0.05, compared with diluted earnings per share of $0.10 for the second fiscal quarter of 2012, with 3.8% fewer diluted shares outstanding.

Fiscal Six Months Ended July 6, 2013 Compared with Fiscal Six Months Ended June 30, 2012

Revenues.  Total revenues for the first fiscal six months of 2013 were $1.85 billion, compared with $1.79 billion for the first fiscal six months of 2012, an increase of 3.6%.  Revenues by segment were as follows:

(In millions)	First Fiscal Six Months of 2013	First Fiscal Six Months of 2012	Increase (Decrease)	Percent Change
Domestic wholesale sportswear	$349.9	$408.4	$(58.5)	(14.3)%
Domestic wholesale jeanswear	439.1	335.8	103.3	30.8
Domestic wholesale footwear and accessories	422.9	421.3	1.6	0.4
Domestic retail	274.2	278.7	(4.5)	(1.6)
International wholesale	162.0	148.8	13.2	8.9
International retail	185.3	175.2	10.1	5.8
Licensing	20.9	22.5	(1.6)	(7.1)
Total revenues	$1,854.3	$1,790.7	$63.6	3.6%

Domestic wholesale sportswear revenues decreased $58.5 million, primarily due to decreased revenues in our Jones New York and Anne Klein product lines resulting from reduced shipments of both brands to lower-performing retail doors and poor product performance.  Revenues also decreased from the discontinuation of our Joneswear product lines resulting from a change in J.C. Penney's retail strategy.  Revenues in our Evan-Picone product lines decreased due to reduced shipments of suits and moderate sportswear to lower-performing retail doors.

Domestic wholesale jeanswear revenues increased $103.3 million, primarily due to increased shipments of our l.e.i., Gloria Vanderbilt, Nine West Jeans, Jessica Simpson, Bandolino, Erika and private label product lines resulting from positive product performance of both replenishment and fashion product at the retail level across our key customers.

Domestic wholesale footwear and accessories revenues increased $1.6 million.  Footwear revenues decreased $5.9 million, primarily due to decreased shipments of the following footwear lines: Bandolino due to the exit of a program with a customer in the value channel; Stuart Weitzman due to our decision to refine our distribution channel; Mootsies Tootsies due to the decision of a retail customer to exit the brand in 2012; Sam & Libby due to the sale of the trademark in August 2012; and Enzo Angiolini, Boutique 9, B Brian Atwood and Joan & David resulting from poor product performance.  These decreases were partially offset by increased sales of our Nine West and Anne Klein footwear lines resulting from strong performance in the value channel, and shipments of our Cloud 9 and Rachel Roy footwear lines, which launched in Fall 2012.  Accessories revenues increased $7.5 million, primarily due to increased shipments of our Nine West and Anne Klein handbag lines and our Nine West and Judith Jack jewelry lines resulting from positive product performance at the retail level, partially offset by a decrease in shipments of Nine & Co handbags resulting from poor product performance.

Domestic retail revenues decreased $4.5 million.  Revenue decreases were primarily the result of a net $14.3 million reduction related to our program to close underperforming locations and a 0.2% decrease in comparable store sales ($0.5 million).  These decreases were partially offset by $7.4 million in sales for the additional sales days and $2.9 million in sales for new retail stores opened under the Kurt Geiger and Brian Atwood brands.  We began the current period with 594 retail locations and had a net decrease of 32 locations to end the six months with 562 locations, compared with 607 locations at the end of the prior period.  Our comparable apparel store sales decreased 8.8% ($4.6 million), our comparable footwear store sales decreased 2.0% ($3.2 million) and our comparable e-commerce business sales increased 16.7% ($7.3 million).

International wholesale revenues increased $13.2 million, primarily due to a $6.2 million increase in shipments of our sportswear and jewelry product lines (primarily to Mexico), a $3.0 million increase in shipments of our Stuart Weitzman footwear product line, a $2.4 million increase in our Canadian wholesale business (resulting from positive product performance at retail), $2.0 million of sales of the acquired Brian Atwood product line and $0.5 million of other net increases, partially offset by a $0.9 million decrease in our Kurt Geiger business (due largely to general economic conditions in Western Europe).

International retail revenues increased $10.1 million, primarily due to $6.3 million in sales for the additional sales days.  Sales in our Kurt Geiger locations increased $9.8 million due to new locations, the additional sales days ($5.5 million), a 1.2% increase in comparable store sales and an aggressive sales program to liquidate excess inventory.  Sales in our Stuart Weitzman European retail stores increased $1.1 million, primarily due to an 11.3% increase in comparable store sales and the additional sales days ($0.2 million).  Sales in our Spanish concession locations increased $0.6 million due to the additional sales days ($0.3 million), a 3.5% increase in comparable store sales and the expansion of product offerings in the current period.  Sales in our Canadian retail locations decreased $1.4 million due to decreases in comparable store sales of 9.5%, partially offset by sales for the additional sales days ($0.3 million).  Total comparable store sales for our international retail locations increased 0.2% ($0.3 million).  We began the current period with 341 locations and had a net decrease of five locations (including consolidations) to end the period with 336 locations, compared with 319 locations at the end of the prior period, with the increase primarily due to new Kurt Geiger and Stuart Weitzman locations.

Licensing revenues decreased $1.6 million, primarily due to decreased sales volume of our licensees in certain segments of our licensed business and the effect of the discontinuance of the Anne Klein New York label on our international licensees.

Gross Profit.  The gross profit margins were 35.0% and 37.4% for the first fiscal six months of 2013 and 2012, respectively.

Domestic wholesale sportswear gross profit margins were 30.0% and 34.8% for the first fiscal six months of 2013 and 2012, respectively.  The decrease was primarily due to an increase in customer sales allowance assistance, higher levels of sales to off-price retailers and a strategic change to lower selling prices of our Jones New York products to be more competitive with our peers.

Domestic wholesale jeanswear gross profit margins were 25.2% and 25.3% for the first fiscal six months of 2013 and 2012, respectively.  The decrease was primarily due to the mix of products sold.

Domestic wholesale footwear and accessories gross profit margins were 29.1% and 30.4% for the first fiscal six months of 2013 and 2012, respectively.  The decrease was primarily due to increased production costs, higher freight costs and higher levels of customer sales allowance assistance in our footwear business and increased sales of our Stuart Weitzman product line to off-price retailers, partially offset by an increase in full price sales and lower sales allowance assistance for our jewelry product lines resulting from positive product performance at the retail level.

Domestic retail gross profit margins were 50.6% and 53.0% for the first fiscal six months of 2013 and 2012, respectively.  The decrease was primarily due to higher levels of promotional activity, increased freight costs and increased sales of our Stuart Weitzman product line to off-price retailers, partially offset by the mix of products sold.

International wholesale gross profit margins were 32.6% and 32.5% for the first fiscal six months of 2013 and 2012, respectively.  The increase was primarily due to lower production costs in our Nine West international business, lower customer sales allowance assistance in our Canadian business and the mix of products sold, partially offset by higher levels of sales of our Kurt Geiger product lines to off-price retailers.

International retail gross profit margins were 52.9% and 54.7% for the first fiscal six months of 2013 and 2012, respectively.  The decrease was primarily due to promotional activity in both our Spanish business and our Kurt Geiger European retail locations as well as cold weather, which dampened the sales of the full-priced spring season products, and the mix of products sold.

Selling, General and Administrative Expenses.  SG&A expenses were $621.3 million and $607.7 million in the first fiscal six months of 2013 and 2012, respectively.

Domestic wholesale sportswear SG&A expenses decreased $6.1 million, primarily due to a $3.6 million decrease in severance expense, a $2.6 million reduction in compensation expenses due to a lower headcount and lower bonus accruals, a $2.3 million decrease in administrative expenses, a $1.1 million decrease in distribution expenses due to a decrease in units shipped and $1.4 million of other net decreases.  These decreases were partially offset by a $0.8 million increase in the current period of the acquisition consideration payable related to the acquisition of Moda, compared with a $4.1 million reduction in the prior period due to higher projected sales of Moda.

Domestic wholesale jeanswear SG&A expenses increased $0.5 million, primarily due to a $2.0 million increase in compensation expense due to higher headcount to support revenue growth, a $1.8 million increase in distribution expenses driven by increased sales volume, and a $0.7 million increase in royalties associated with the growth of the Jessica Simpson brand.  These increases were partially offset by a $1.2 million decrease in marketing and advertising expenses, a $1.1 million decrease in administrative expenses, a $0.8 million decrease in losses recorded related to future costs of leases on buildings we do not currently use and $0.9 million of other net cost decreases.

Domestic wholesale footwear and accessories SG&A expenses decreased $10.4 million, primarily due to a net $8.3 million decrease in losses recorded related to future costs of leases on buildings we do not currently use, a $4.0 million reduction in compensation expenses (due to headcount reductions, the transfer of certain positions to our domestic retail and our licensing, other and eliminations segments, as well as reduced pension expense), a $2.8 million decrease in severance expense, a $2.2 million decrease in occupancy and depreciation expenses and $1.9 million of other net cost decreases.  These decreases were partially offset by a $6.3 million decrease in support costs charged to other business units and a $2.5 million increase in administrative expenses.

Domestic retail SG&A expenses increased $5.7 million, primarily due to a $5.6 million increase in store-related asset impairment charges compared with the prior period, a $5.5 million increase in operating costs for new retail stores opened under the Kurt Geiger and Brian Atwood brands and a $1.8 million increase in costs related to our e-commerce internet sites.  These increases were partially offset by a $4.8 million decrease in support costs from other business units, a net $1.9 million decrease in employee compensation and occupancy costs and $0.5 million of other net cost decreases from operating fewer stores in the current period.

International wholesale SG&A expenses increased $7.5 million, primarily due to $3.5 million of expenses added as a result of the acquisition of Brian Atwood, a $1.6 million write-off of assets due to the closing of a Stuart Weitzman showroom, a $1.2 million increase in costs related to our Mexican business, a $0.8 million effect of unfavorable exchange rate differences between the U.S. Dollar and the Euro and $1.1 million of other net increases.  These increases were offset by a $0.7 million decrease in our Nine West international business, primarily due to lower costs for services provided by other business units.

International retail SG&A expenses increased $8.8 million, primarily due to a $7.2 million increase in costs for our Kurt Geiger locations (primarily due to higher employee compensation and concession fees), a $1.3 million increase in costs for our Stuart Weitzman locations (primarily due to new store locations) and $0.3 million of net cost increases in our other international businesses.

SG&A expenses for the licensing, other and eliminations segment increased $7.6 million, primarily due to a $7.3 million effect of unfavorable exchange rate differences between the U.S. Dollar and the British Pound and Canadian Dollar (primarily related to intercompany balances) a $0.9 million increase in professional fees and $0.7 million in other net increases, partially offset by a $1.3 million reduction in compensation expenses.

Operating Income.  The resulting operating income for the first fiscal six months of 2013 was $27.7 million, compared with $61.9 million for the first fiscal six months of 2012, due to the factors described above.

Net Interest Expense.  Net interest expense decreased $20.0 million, primarily due to a $23.9 million decrease in interest expense related to the SWH acquisition consideration liability and a net $1.0 million decrease in interest expense related to our interest rate swaps and cap.  These decreases were partially offset by a $3.5 million increase resulting from the issuance of the additional $100 million of our 2019 Notes, $0.8 million of interest on our outstanding notes due to the five additional days in the current period and $0.6 million in other net increases.

Income Taxes.  The effective income tax rate was 37.0% for the first fiscal six months of both 2013 and 2012.

Net (Loss) Income and (Loss) Earnings Per Share.  Net loss was $2.3 million in the first fiscal six months of 2013, compared with net income of $7.4 million in the first fiscal six months of 2012.  Diluted loss per share for the first fiscal six months of 2013 was $0.04, compared with diluted earnings per share of $0.09 for the first fiscal six months of 2012, with 5.5% fewer diluted shares outstanding.

Liquidity and Capital Resources

Our principal capital requirements have been for working capital needs, capital expenditures, dividend payments, acquisition funding and repurchases of our common stock on the open market.  We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations.  We currently fund our operations primarily through cash generated by operating activities, and rely on our revolving credit facility for the issuance of trade letters of credit for the purchases of inventory and for cash borrowings as needed.  As of July 6, 2013, total cash and cash equivalents were $81.0 million, a decrease of $68.6 million from the $149.6 million reported as of December 31, 2012.

Cash flows from operating activities provided $1.8 million and $124.0 million in the first fiscal six months of 2013 and 2012, respectively.  The change from the prior period was primarily due to changes in working capital.  Accounts receivable decreased more in the current period primarily due to lower wholesale shipments and the timing of cash collections in the current period.  Inventories increased in the current period compared with a decrease in the prior period due to the timing of inventory receipts, higher levels of replenishment inventory and higher levels of jeanswear and Stuart Weitzman footwear inventory to meet projected shipments for the remainder of 2013.  Acquisition consideration liabilities also decreased in the current period due to the payment of substantially all of the remaining amounts due to SWH.  We also received $12.2 million from a lessor in the prior period to be used towards leasehold improvements to certain leased showrooms and offices.

Cash flows from investing activities used $35.9 million and $41.8 million in the first fiscal six months of 2013 and 2012, respectively, primarily for purchases of property and equipment in both periods.

Cash flows from financing activities used $33.5 million and $43.7 million in the first fiscal six months of 2013 and 2012, respectively, primarily for repurchases of our common stock, the payment of dividends and payments of acquisition consideration liabilities in each period.

We repurchased 1.1 million shares of our common stock for $14.5 million on the open market during the first fiscal six months 2013 and 3.0 million shares of our common stock for $29.0 million on the open market during the first fiscal six months 2012.  As of July 6, 2013, $156.9 million of Board authorized repurchases was still available.  We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition.

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

        Availability under the Credit Facility is determined with reference to a borrowing base consisting of a percentage of eligible inventory, accounts receivable, credit card receivables and licensee receivables, minus reserves determined by the joint collateral agents.  At July 6, 2013, we had no cash borrowings and $16.4 million of letters of credit outstanding, and our remaining availability was $398.5 million.  If availability under the Credit Facility falls below a stated level, we will be required to comply with a minimum fixed charge coverage ratio.  The Credit Facility also contains affirmative and negative covenants that, among other things, will limit or restrict our ability to (1) incur indebtedness, (2) create liens, (3) merge, consolidate, liquidate or dissolve, (4) make investments (including acquisitions), loans or advances, (5) sell assets, (6) enter into sale and leaseback transactions, (7) enter into swap agreements, (8) make certain restricted payments (including dividends and other payments in respect of capital stock), (9) enter into transactions with affiliates, (10) enter into restrictive agreements, and (11) amend material documents.  The Credit Facility is secured by a first priority lien on substantially all of our personal property.

On June 18, 2013, Moody's Investors Service lowered our Corporate Family Rating to Ba3 from Ba2 and the ratings assigned to our senior unsecured notes to B1 from Ba3.

On July 31, 2013, we announced that our Board of Directors had declared a quarterly cash dividend of $0.05 per share to all common stockholders of record as of August 16, 2013 for payment on August 30, 2013.

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

New Accounting Standards

In March 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity."  ASU 2013-05 requires an entity to release any related cumulative translation adjustment into net income when it ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.  For an equity method investment that is a foreign entity, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment.  Additionally, the amendments clarify that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity (that is, irrespective of any retained investment) and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes also referred to as a step acquisition).  Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events.  For public entities, the amendments are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013.  Early adoption is permitted.  If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity's fiscal year of adoption.  The adoption of ASU 2013-05 will not have a material impact on our results of operations or our financial position.

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists."  ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows.  To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The amendments in this Update are effective for fiscal years (and interim periods within those years) beginning after December 15, 2013.  The adoption of ASU 2013-11 will not have a material impact on our results of operations or our financial position.

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

At July 6, 2013, the fair value of our fixed rate debt was $885.8 million.  On that date, the potential decrease in fair value of our fixed rate long-term debt instruments resulting from a hypothetical 10% adverse change in interest rates was approximately $80.5 million.

Our primary interest rate exposures on variable rate credit facilities are with respect to United States and Canadian short-term rates.  Cash borrowings under these facilities bear interest at rates that vary with changes in prevailing market rates.  At July 6, 2013, we had $650.0 million in variable rate credit facilities, under which no cash borrowings and $16.4 million of letters of credit were outstanding.

At July 6, 2013, we had an outstanding interest rate cap that was used in conjunction with the interest rate swaps on our $250 million 5.125% Senior Notes due 2014 to limit our floating rate exposure.  The cap limits our three-month LIBOR rate exposure to 5.0%.  The cap has a termination date of November 15, 2014.  At July 6, 2013, the fair value of the interest rate cap was an asset of less than $0.1 million.

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

At July 6, 2013, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total notional value of US$9.7 million at a weighted-average exchange rate of 0.994 maturing through November 2013 and to exchange £6.0 million for U.S. Dollars at an exchange rate of 1.623 maturing through December 2013.  The fair value of these contracts at July 6, 2013 was a net unrealized gain of $1.4 million.  We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements, because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged.  We are exposed to credit-related losses if the counterparty to a financial instrument fails to perform its obligation.  However, we do not expect the counterparties, which presently have high credit ratings, to fail to meet their obligations.

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

We have made changes to our internal controls and procedures over financial reporting to address the implementation of SAP, an enterprise resource planning ("ERP") system.  SAP will integrate our operational and financial systems and expand the functionality of our financial reporting processes.  We began the process of implementing SAP throughout The Jones Group Inc. and our consolidated subsidiaries during the fourth quarter of 2006.  During the second fiscal quarter of 2013, no additional businesses were converted to this system.  We have adequately controlled the transition to the new processes and controls, with no negative impact to our internal control environment.  We expect to continue the implementation of this system to all locations over a multi-year period.  As the phased implementation occurs, we will experience changes in internal control over financial reporting.  We expect this ERP system to further advance our control environment by automating manual processes, improving management visibility and standardizing processes as its full capabilities are utilized.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We have been named as a defendant in various actions and proceedings arising from our ordinary business activities.  Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in our opinion, any such liability will not have a material adverse financial effect on us.

Item 2.  Issuer Purchase of Equity Securities

The following table sets forth the repurchases of our common stock for the fiscal quarter ended July 6, 2013.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 7, 2013 to May 4, 2013	-	-	-	$162,395,250
May 5, 2013 to June 1, 2013	33,950	$14.73	33,950	$161,895,272
June 2, 2013 to July 6, 2013	347,368	$14.39	347,368	$156,896,870
Total	381,318	$14.42	381,318	$156,896,870

The purchases were made under a program announced on September 6, 2007 for $500.0 million.  This program has no expiration date.  We also withheld 27,910 shares during the second fiscal quarter of 2013 to cover withholding taxes on the vesting of employee restricted stock.

Item 5.  Other Information

    STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

This Report includes, and incorporates by reference, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements regarding our expected financial position, business and financing plans are forward-looking statements.  The words "believes," "expects," "plans," "intends," "anticipates" and similar expressions identify forward-looking statements.  Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including:

·	those associated with the effect of national, regional and international economic conditions;
·	lowered levels of consumer spending resulting from a general economic downturn or lower levels of consumer confidence;
·	the tightening of the credit markets and our ability to obtain capital on satisfactory terms;
·	given the uncertain economic environment, the possible unwillingness of committed lenders to meet their obligations to lend to borrowers, in general;
·	the performance of our products within the prevailing retail environment;
·	customer acceptance of both new designs and newly-introduced product lines;
·	our reliance on a few department store groups for large portions of our business;
·	our ability to identify acquisition candidates and, in a competitive environment for such acquisitions, acquire such businesses on reasonable financial and other terms;
·	the integration of the organizations and operations of any acquired business into our existing organization and operations;
·	consolidation of our retail customers;
·	financial difficulties encountered by our customers;
·	the effects of vigorous competition in the markets in which we operate;
·	our ability to attract and retain qualified executives and other key personnel;
·	our reliance on independent foreign manufacturers, including political instability in countries where contractors and suppliers are located;
·
changes in the costs of raw materials, labor, advertising and transportation, including the impact such changes may have on the pricing of our products and the resulting impact on consumer acceptance of our products at higher price points;

·	our ability to successfully implement new operational and financial information systems;
·	our ability to secure and protect trademarks and other intellectual property rights;
·	the effects of extreme or unseasonable weather conditions; and
·	our ability to implement our strategic initiatives to enhance profitability.

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

THE JONES GROUP INC.
(Registrant)

Date: August 2, 2013
By          /s/ Wesley R. Card
WESLEY R. CARD
Chief Executive Officer

By         /s/ John T. McClain
JOHN T. McCLAIN
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1*	The Jones Group Inc. Severance Plan, as amended, and Summary Plan Description.†
31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32♦	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

____________________
*    Filed herewith.
♦	Furnished herewith.
†	Management contract or compensatory plan or arrangement.