Form 10-Q
period 2013-10-05
JONES GROUP INC
filed 2013-10-31
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 5, 2013

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
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock $.01 par value	Outstanding at October 30, 2013 79,716,384

THE JONES GROUP INC.

_________________________________

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE JONES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(ALL AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	October 5, 2013	September 29, 2012	December 31, 2012
ASSETS	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$27.8	$234.1	$149.6
Accounts receivable	461.1	486.2	381.0
Inventories, primarily finished goods	568.8	523.7	486.7
Prepaid and refundable income taxes	2.7	2.2	5.5
Deferred taxes	38.5	32.5	33.2
Prepaid expenses and other current assets	53.8	42.4	40.7
Total current assets	1,152.7	1,321.1	1,096.7
Property, plant and equipment, at cost, less accumulated depreciation and amortization of $589.8, $572.8 and $565.3	260.4	276.2	278.1
Goodwill	215.1	262.5	215.3
Other intangibles, at cost, less accumulated amortization	858.5	901.5	869.7
Investment in unconsolidated affiliate	54.9	38.4	38.9
Other assets	93.0	99.8	96.8
Total assets	$2,634.6	$2,899.5	$2,595.5
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$78.0	$-	$-
Current portion of long-term debt and capital lease obligations	2.2	2.1	2.2
Current portion of acquisition consideration payable	2.4	230.2	30.3
Accounts payable	253.0	252.2	257.5
Income taxes payable	4.2	17.5	1.4
Accrued employee compensation and benefits	42.1	45.6	50.0
Accrued expenses and other current liabilities	105.4	106.4	110.8
Total current liabilities	487.3	654.0	452.2
Long-term debt	931.3	936.3	934.4
Obligations under capital leases	19.6	21.8	21.3
Income taxes payable	0.3	0.3	0.5
Deferred taxes	67.2	66.5	56.7
Acquisition consideration payable	4.0	5.0	6.0
Other noncurrent liabilities	104.4	117.4	118.1
Total liabilities	1,614.1	1,801.3	1,589.2
Commitments and contingencies	-	-	-
Redeemable noncontrolling interest	0.7	0.6	0.6
Equity:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-	-	-
Common stock, $.01 par value - shares authorized 200.0; issued 79.8, 79.8 and 79.2	0.8	0.8	0.8
Additional paid-in capital	527.1	522.2	520.8
Retained earnings	507.3	590.5	501.1
Accumulated other comprehensive loss	(16.4)	(16.9)	(17.9)
Total Jones stockholders' equity	1,018.8	1,096.6	1,004.8
Noncontrolling interests	1.0	1.0	0.9
Total equity	1,019.8	1,097.6	1,005.7
Total liabilities and equity	$2,634.6	$2,899.5	$2,595.5

See accompanying notes to consolidated financial statements

THE JONES GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(ALL AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	Fiscal Quarter Ended		Fiscal Nine Months Ended
	October 5, 2013	September 29, 2012	October 5, 2013	September 29, 2012
Net sales	$1,011.0	$1,024.6	$2,843.8	$2,792.3
Licensing income	10.7	10.5	31.6	33.0
Other revenues	-	0.3	0.6	0.9
Total revenues	1,021.7	1,035.4	2,876.0	2,826.2
Cost of goods sold	662.4	670.8	1,867.6	1,792.0
Gross profit	359.3	364.6	1,008.4	1,034.2
Selling, general and administrative expenses	296.5	301.9	917.9	909.6
Operating income	62.8	62.7	90.5	124.6
Interest income	0.1	0.1	0.2	0.5
Interest expense and financing costs	14.9	37.8	46.5	89.7
Equity in (loss) income of unconsolidated affiliate	(0.9)	-	(0.8)	1.4
Income before provision for income taxes	47.1	25.0	43.4	36.8
Provision for income taxes	17.4	7.2	16.0	11.6
Net income	29.7	17.8	27.4	25.2
Less: income attributable to noncontrolling interest	0.4	0.4	1.0	0.9
Income attributable to Jones	$29.3	$17.4	$26.4	$24.3
Earnings per common share attributable to Jones
Basic	$0.39	$0.23	$0.35	$0.32
Diluted	0.38	0.22	0.34	0.31
Weighted average shares outstanding
Basic	72.8	74.4	73.1	75.2
Diluted	74.1	75.4	74.4	76.1
Dividends declared per share	$0.05	$0.05	$0.15	$0.15

See accompanying notes to consolidated financial statements

THE JONES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(ALL AMOUNTS IN MILLIONS)

	Fiscal Quarter Ended		Fiscal Nine Months Ended
	October 5, 2013	September 29, 2012	October 5, 2013	September 29, 2012
Net income	$29.7	$17.8	$27.4	$25.2
Other comprehensive income:
Change in fair value of cash flow hedges, net of $0.0, $0.1, $(0.1) and $0.1 tax benefit (provision)	(0.1)	(0.3)	0.5	(0.1)
Reclassification adjustment for hedge gains and losses included in net income, net of $(0.1), $0.0, $(0.1) and $0.0 tax (provision) benefit	(0.2)	-	(0.4)	0.1
Pension and postretirement liability adjustments, net of $0.1, $0.0, $0.3 and $0.0 tax benefit	0.2	-	0.5	-
Foreign currency translation adjustments	14.1	11.6	0.9	12.7
Total other comprehensive income	14.0	11.3	1.5	12.7
Comprehensive income	$43.7	$29.1	$28.9	$37.9

See accompanying notes to consolidated financial statements

THE JONES GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(ALL AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	Number of common shares outstanding	Total equity	Common stock	Addi-tional paid-in capital	Retained earnings	Accumu-lated other compre-hensive loss	Non-controlling interests	Redeemable non-controlling interest
Balance, January 1, 2012	81.0	$1,089.4	$0.8	$521.8	$596.2	$(29.6)	$0.2	$-
Comprehensive income	-	37.9	-	-	24.3	12.7	0.9	-
Acquisition of Brian Atwood intellectual property	-	0.6	-	-	-	-	0.6	0.6
Issuance of restricted stock to employees, net of forfeitures	2.2	-	-	-	-	-	-	-
Shares withheld for taxes upon vesting of restricted stock	-	(0.2)	-	(0.1)	(0.1)	-	-	-
Amortization of restricted stock	-	16.4	-	16.4	-	-	-	-
Tax effects from vesting of restricted stock	-	1.6	-	1.6	-	-	-	-
Tax effects of expired employee stock options	-	(1.5)	-	(1.5)	-	-	-	-
Distributions to noncontrolling interests	-	(0.7)	-	-	-	-	(0.7)	-
Dividends on common stock ($0.15 per share)	-	(12.1)	-	-	(12.1)	-	-	-
Repurchase of common shares	(3.4)	(34.0)	-	(16.0)	(18.0)	-	-	-
Other	-	0.2	-	-	0.2	-	-	-
Balance, September 29, 2012	79.8	$1,097.6	$0.8	$522.2	$590.5	$(16.9)	$1.0	$0.6
Balance, January 1, 2013	79.2	$1,005.7	$0.8	$520.8	$501.1	$(17.9)	$0.9	$0.6
Comprehensive income	-	28.8	-	-	26.4	1.5	0.9	0.1
Issuance of restricted stock to employees, net of forfeitures	1.9	-	-	-	-	-	-	-
Shares withheld for taxes upon vesting of restricted stock	(0.2)	(2.4)	-	(1.2)	(1.2)	-	-	-
Amortization of restricted stock	-	19.5	-	19.5	-	-	-	-
Tax effects from vesting of restricted stock	-	(0.5)	-	(0.5)	-	-	-	-
Tax effects of cancelled restricted stock	-	(4.0)	-	(4.0)	-	-	-	-
Distributions to noncontrolling interests	-	(0.8)	-	-	-	-	(0.8)	-
Dividends on common stock ($0.15 per share)	-	(12.0)	-	-	(12.0)	-	-	-
Repurchase of common shares	(1.1)	(14.5)	-	(7.5)	(7.0)	-	-	-
Balance, October 5, 2013	79.8	$1,019.8	$0.8	$527.1	$507.3	$(16.4)	$1.0	$0.7

See accompanying notes to consolidated financial statements

THE JONES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(ALL AMOUNTS IN MILLIONS)

	Fiscal Nine Months Ended
	October 5, 2013	September 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27.4	$25.2
Adjustments to reconcile net income to net cash (used in) provided by operating activities, net of acquisitions:
Amortization of restricted stock	19.5	16.4
Depreciation and other amortization	66.3	67.3
Impairment losses	6.9	0.4
Provision for (recovery of) losses on accounts receivable	0.7	(0.1)
Adjustments to acquisition consideration payable	-	44.0
Equity in loss (income) of unconsolidated affiliate	0.8	(1.4)
Deferred taxes	1.0	(16.7)
Fair value adjustments related to interest rate swaps and cap	0.2	1.4
Gain on sale of trademark	-	(3.1)
Other items, net	0.4	(1.4)
Changes in operating assets and liabilities:
Accounts receivable	(80.8)	(134.7)
Inventories	(81.4)	(28.5)
Prepaid expenses and other current assets	(12.1)	(6.7)
Other assets	6.3	(0.3)
Accounts payable	(5.0)	12.5
Income taxes payable/prepaid income taxes	4.8	18.6
Accrued expenses and other current liabilities	(13.4)	0.8
Acquisition consideration payable	(20.5)	(4.6)
Other liabilities	(13.6)	24.0
Total adjustments	(119.9)	(12.1)
Net cash (used in) provided by operating activities	(92.5)	13.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(45.2)	(57.1)
Notes receivable issued	(7.1)	-
Acquisition of additional equity interest in GRI	(14.7)	-
Contingent consideration paid related to investment in GRI	-	(3.5)
Acquisition of Brian Atwood, net of cash acquired	(0.5)	(4.4)
Proceeds from sale of trademark	-	5.0
Other	0.1	(0.1)
Net cash used in investing activities	(67.4)	(60.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings	78.0	-
Issuance of 6.875% Senior Notes due 2019	-	103.5
Debt issuance costs	-	(2.3)
Costs related to secured revolving credit agreement	(0.3)	(0.3)
Dividends paid	(11.6)	(11.7)
Repurchases of common shares	(14.5)	(34.0)
Payments of acquisition consideration payable	(9.4)	(14.6)
Principal payments on capital leases	(1.5)	(1.4)
Distributions to noncontrolling interests	(0.8)	(0.7)
Excess tax benefits from share-based payment arrangements	-	2.3
Net cash provided by financing activities	39.9	40.8
EFFECT OF EXCHANGE RATES ON CASH	(1.8)	1.5
NET DECREASE IN CASH AND CASH EQUIVALENTS	(121.8)	(4.7)
CASH AND CASH EQUIVALENTS, BEGINNING	149.6	238.8
CASH AND CASH EQUIVALENTS, ENDING	$27.8	$234.1

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

Distribution costs.  Our cost of sales may not be comparable to those of other entities, since some entities include all of the costs associated with their distribution functions in cost of sales while we include these costs in selling, general and administrative ("SG&A") expenses.  Distribution costs included in SG&A expenses for the fiscal quarters ended October 5, 2013 and September 29, 2012 were $23.7 million and $23.4 million, respectively.  Distribution costs included in SG&A expenses for the fiscal nine months ended October 5, 2013 and September 29, 2012 were $70.6 million and $68.1 million, respectively.

EARNINGS PER SHARE

The computation of basic and diluted earnings per share is as follows:

(In millions, except per share amounts)	Fiscal Quarter Ended		Fiscal Nine Months Ended
	October 5, 2013	September 29, 2012	October 5, 2013	September 29, 2012
Net income	$29.7	$17.8	$27.4	$25.2
Less: income attributable to noncontrolling interest	0.4	0.4	1.0	0.9
Income attributable to Jones	29.3	17.4	26.4	24.3
Less: income allocated to participating securities	1.0	0.4	0.9	0.4
Income available to common stockholders of Jones	$28.3	$17.0	$25.5	$23.9
Weighted-average shares outstanding - basic	72.8	74.4	73.1	75.2
Effect of dilutive employee restricted stock	1.3	1.0	1.3	0.9
Weighted-average shares outstanding - diluted	74.1	75.4	74.4	76.1
Earnings per common share attributable to Jones
Basic	$0.39	$0.23	$0.35	$0.32
Diluted	0.38	0.22	0.34	0.31

ACQUISITIONS

Brian Atwood

On July 2, 2012, we acquired an 80% interest in Brian Atwood-related intellectual property (the "intellectual property") from BA Holding Group, Inc., BKA International, Inc. and Brian Atwood, we acquired 100% of the equity interests in Atwood Italia S.r.l., and we acquired certain assets and assumed certain liabilities of Brian Atwood, Ltd. (collectively, "Brian Atwood").  The purchase price was $5.5 million, of which $5.0 million was paid in 2012.  We deferred $0.5 million of the purchase price, with payment subject to an indemnification holding period as set forth in the acquisition agreement, which was paid during the fiscal nine months ended October 5, 2013.

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

EQUITY METHOD INVESTMENTS

On June 20, 2008, we acquired a 10% equity interest in GRI Group Limited ("GRI"), an international accessories and apparel brand management and retail-distribution network, for $20.2 million.  On June 24, 2009, we increased our equity interest to 25% for an additional $15.2 million.  The selling shareholders of GRI were entitled to receive an additional cash payment equaling 60% of the amount of GRI's fiscal year 2011 net income that exceeded a certain threshold, and on June 21, 2012, we made a cash payment to them of $3.5 million in satisfaction of the obligation.  On August 30, 2013, we increased our equity interest to 34.25% for an additional $14.7 million.  GRI is the exclusive licensee of several of our brands in Asia, including Nine West, Anne Klein, AK Anne Klein, Easy Spirit, Enzo Angiolini and Joan & David.  GRI also distributes other women's apparel, shoes and accessory brands not owned by us.  See "Related Party Transactions" for additional information regarding GRI.

ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	October 5, 2013	September 29, 2012	December 31, 2012
(In millions)
Trade accounts receivable	$499.7	$520.7	$408.4
Allowances for doubtful accounts, returns, discounts and co-op advertising	(38.6)	(34.5)	(27.4)
	$461.1	$486.2	$381.0

Due to our 34.25% ownership interest in GRI, GRI is deemed to be a related party.  Included in accounts receivable are amounts due from GRI in the amount of $19.6 million, $22.1 million and $15.6 million at October 5, 2013, September 29, 2012 and December 31, 2012, respectively.  Net revenues from GRI amounted to $44.4 million and $51.8 million for the fiscal nine months ended October 5, 2013 and September 29, 2012, respectively.

ACCRUED RESTRUCTURING COSTS

Jewelry
During 2009, we decided to discontinue the domestic manufacturing, product development and sourcing activities of our jewelry business, and also announced the closing of our jewelry distribution center during 2010.  We accrued $0.2 million of lease termination costs in the fiscal nine months ended September 29, 2012.  The details of the jewelry restructuring accruals are as follows:

(In millions)	Lease obligations
Balance, January 1, 2012	$1.5
Additions	0.2
Payments and reductions	(0.4)
Balance, September 29, 2012	$1.3
Balance, January 1, 2013	$1.4
Payments and reductions	(0.3)
Balance, October 5, 2013	$1.1

The net accrual of $1.3 million at September 29, 2012 is reported as $0.4 million of accrued expenses and other current liabilities and $0.9 million of other noncurrent liabilities.  The net accrual of $1.1 million at October 5, 2013 is reported as $0.4 million of accrued expenses and other current liabilities and $0.7 million of other noncurrent liabilities.

Retail Stores
We continue to review our domestic retail operations for underperforming locations.  As a result of these reviews, we have decided to close retail locations that no longer provide strategic benefits.  During the fiscal nine months ended October 5, 2013, we decided to close 120 underperforming domestic retail locations throughout 2013 and 2014 in addition to the 50 store closings announced in the fiscal quarter ended December 31, 2012.  We expect to operate a smaller and more productive chain of domestic locations, with outlet stores comprising a significantly higher percentage of the overall retail portfolio.  We will continue to critically assess individual store profitability, including consideration of converting certain locations to brands that offer the greatest opportunity for revenue growth.

During the first fiscal nine months of 2013 and 2012, we closed 66 and 85 locations, respectively, under this plan.  Total termination benefits and associated employee costs for all locations closed since 2009 and identified to be closed are expected to be $14.3 million for approximately 3,000 employees, including both store employees and administrative support personnel.  We accrued $3.4 million and $1.6 million of termination benefits and associated employee costs during the first fiscal nine months of 2013 and 2012, respectively.  We also incurred $3.2 million and $0.4 million in the fiscal nine months ended October 5, 2013 and September 29, 2012, respectively, for costs to terminate leases.  In connection with our decision to close these locations, we reviewed the associated long-term assets for impairments.  As a result of these reviews, we recorded $6.1 million and $0.4 million of impairment losses in the fiscal nine months ended October 5, 2013 and September 29, 2012, respectively, on leasehold improvements and furniture and fixtures present in the locations to be closed.  These costs are reported as SG&A expenses in the domestic retail segment.

The details of the retail store restructuring accruals are as follows:

(In millions)	Termination benefits
Balance, January 1, 2012	$1.3
Additions	1.6
Payments and reductions	(1.8)
Balance, September 29, 2012	$1.1
Balance, January 1, 2013	$0.9
Additions	3.4
Payments and reductions	(1.4)
Balance, October 5, 2013	$2.9

The net accrual of $1.1 million at September 29, 2012 is reported as $1.0 million of accrued expenses and other current liabilities and $0.1 million of other noncurrent liabilities.  The net accrual of $2.9 million at October 5, 2013 is reported as accrued expenses and other current liabilities.

Other Cost Reduction Initiatives
During the fiscal nine months ended October 5, 2013, we implemented actions to reduce costs in certain selling, supply chain and corporate back office functions (primarily through headcount reductions) and to optimize our wholesale sportswear channel by streamlining our structure to support a brand-focused organization, including the consolidation of certain production, design and selling divisions and consolidation of distribution and supply chain facilities.  We recorded $4.3 million of employee termination costs in the fiscal nine months ended October 5, 2013 for approximately 100 employees.  These costs are reported as SG&A expenses and affect all of our reportable segments.  Additional actions may be taken during 2013 as we continue to assess our operations for opportunities to reduce costs and improve profitability.

The details of the cost reduction initiative accruals are as follows:

(In millions)	Termination benefits
Balance, January 1, 2013	$-
Additions	4.3
Payments and reductions	(4.1)
Balance, October 5, 2013	$0.2

The net accrual of $0.2 million at October 5, 2013 is reported as accrued expenses and other current liabilities.

GOODWILL

The following table presents, by segment and in total, the carrying amount of goodwill for the fiscal nine months ended September 29, 2012 and October 5, 2013.

(In millions)	Domestic Wholesale Sportswear	Domestic Wholesale Jeanswear	Domestic Wholesale Footwear & Accessories	Domestic Retail	International Wholesale	International Retail	Total
Balance, January 1, 2012
Goodwill	$46.7	$519.2	$859.8	$120.6	$111.6	$50.4	$1,708.3
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	-	-	(1,453.0)
Net goodwill	46.7	-	46.6	-	111.6	50.4	255.3
Acquisition of Brian Atwood	-	-	2.7	-	-	-	2.7
Foreign currency translation effects	-	-	-	-	2.1	2.4	4.5
Balance, September 29, 2012
Goodwill	46.7	519.2	862.5	120.6	113.7	52.8	1,715.5
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	-	-	(1,453.0)
Net goodwill	$46.7	$-	$49.3	$-	$113.7	$52.8	$262.5
Balance, January 1, 2013
Goodwill	$46.7	$519.2	$863.0	$120.6	$113.5	$52.7	$1,715.7
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	-	(47.4)	(1,500.4)
Net goodwill	46.7	-	49.8	-	113.5	5.3	215.3
Foreign currency translation effects	-	-	-	-	(0.1)	(0.1)	(0.2)
Balance, October 5, 2013
Goodwill	46.7	519.2	863.0	120.6	113.4	52.5	1,715.4
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	-	(47.3)	(1,500.3)
Net goodwill	$46.7	$-	$49.8	$-	$113.4	$5.2	$215.1

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis at September 29, 2012, December 31, 2012 and October 5, 2013.

(In millions) Description	Classification	Total Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobserv-able inputs (Level 3)
September 29, 2012:
Rabbi Trust assets	Prepaid expenses and other current assets	$8.2	$8.2	$-	$-
British Pound – U.S. Dollar forward contracts	Prepaid expenses and other current assets	0.1	-	0.1	-
Interest rate cap	Other long-term assets	-	-	-	-
Total assets		$8.3	$8.2	$0.1	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$8.2	$8.2	$-	$-
Canadian Dollar – U.S. Dollar forward contracts	Accrued expenses and other current liabilities	0.1	-	0.1	-
Deferred director fees	Accrued expenses and other current liabilities	0.2	0.2	-	-
Acquisition consideration	Current portion of acquisition consideration payable	230.2	-	-	230.2
Acquisition consideration	Acquisition consideration payable, net of current portion	5.0	-	-	5.0
Total liabilities		$243.7	$8.4	$0.1	$235.2
December 31, 2012:
Rabbi Trust assets	Prepaid expenses and other current assets	$8.4	$8.4	$-	$-
Interest rate cap	Other long-term assets	-	-	-	-
British Pound – U.S. Dollar forward contracts	Prepaid expenses and other current assets	-	-	-	-
Canadian Dollar – U.S. Dollar forward contracts	Prepaid expenses and other current assets	0.2	-	0.2	-
Total assets		$8.6	$8.4	$0.2	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$8.4	$8.4	$-	$-
Deferred director fees	Accrued expenses and other current liabilities	0.2	0.2	-	-
Acquisition consideration	Current portion of acquisition consideration payable	30.3	-	-	30.3
Acquisition consideration	Acquisition consideration payable, net of current portion	6.0	-	-	6.0
Total liabilities		$44.9	$8.6	$-	$36.3
October 5, 2013:
Rabbi Trust assets	Prepaid expenses and other current assets	$8.4	$8.4	$-	$-
British Pound – U.S. Dollar forward contracts	Prepaid expenses and other current assets	0.1	-	0.1	-
Canadian Dollar – U.S. Dollar forward contracts	Prepaid expenses and other current assets	0.1	-	0.1	-
Interest rate swaps	Other long-term assets	2.7	-	2.7	-
Interest rate cap	Other long-term assets	-	-	-	-
Total assets		$11.3	$8.4	$2.9	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$8.4	$8.4	$-	$-
Deferred director fees	Accrued expenses and other current liabilities	0.3	0.3	-	-
Interest rate swap	Other long-term liabilities	0.4	-	0.4	-
Hedged portion of 6.875% Senior Notes due 2019	Long-term debt	338.3	-	338.3	-
Acquisition consideration	Current portion of acquisition consideration payable	2.4	-	-	2.4
Acquisition consideration	Acquisition consideration payable, net of current portion	4.0	-	-	4.0
Total liabilities		$353.8	$8.7	$338.7	$6.4

The following table presents the changes in Level 3 contingent consideration liability for the fiscal nine months ended September 29, 2012 and October 5, 2013.

(In millions)	Acquisition of Moda	Acquisition of SWH	Total Acquisition Consideration Payable
Beginning balance, January 1, 2012	$14.8	$195.6	$210.4
Payments	(3.5)	(15.7)	(19.2)
Total adjustments included in earnings	(3.8)	47.8	44.0
Balance, September 29, 2012	$7.5	$227.7	$235.2
Beginning balance, January 1, 2013	$7.4	$28.9	$36.3
Payments	(2.5)	(27.4)	(29.9)
Total adjustments included in earnings	0.5	(0.5)	-
Balance, October 5, 2013	$5.4	$1.0	$6.4

The following table represents quantitative information about the Level 3 contingent consideration liability measurement for the acquisition of Moda at October 5, 2013.

(In millions)	Fair Value at October 5, 2013	Valuation technique	Unobservable inputs	Range (Weighted Average)
Acquisition of Moda	$5.4	Discounted projection of financial results	Net sales growth Gross margin multiplier Discount rate	14% - 46% (32.8%) 1.31 – 1.38 (1.34) 12.0%

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

The remaining contingent consideration liability related to the acquisition of SWH is $1.0 million.  Changes in the fair value of the contingent consideration liability for SWH are reported as adjustments to interest expense.  Payment of the remaining liability will be deferred until certain conditions are met.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

In accordance with the fair value hierarchy described above, the following table shows the fair value of our non-financial assets and liabilities that were required to be measured at fair value on a nonrecurring basis at September 29, 2012 and October 5, 2013, and the total losses recorded as a result of the remeasurement process.

(In millions)		Fair Value Measurements Using
Description	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobserv-able inputs (Level 3)	Total losses recorded for the fiscal nine months
At September 29, 2012:
Property and equipment	$-	$-	$-	$-	$0.4
At October 5, 2013:
Property and equipment	0.8	-	-	0.8	6.9

During the fiscal nine months ended September 29, 2012 and October 5, 2013, property and equipment utilized in our retail operations with a carrying amount of $0.4 million and $6.9 million, respectively, were written down to fair values of zero and $0.8 million, respectively, primarily as a result of our decision to close underperforming retail locations.  These losses were recorded as SG&A expenses in the domestic retail segment.  We consider long-term assets utilized in a retail location to be impaired when a pattern of operating losses at or a decision to close the location indicate that future operating losses are probable and that the resulting cash flows will not be sufficient to recover the carrying value of the associated long-term assets.  During the fiscal nine months ended October 5, 2013, leasehold improvements with a carrying value of $0.8 million in facilities to be sublet were written down to a fair value of zero, as we will incur a loss on the subleases.  This loss was recorded as an SG&A expense in the domestic wholesale footwear and accessories segment.

Financial Instruments

As a result of our global operating and financing activities, we are exposed to changes in interest rates and foreign currency exchange rates which may adversely affect results of operations and financial condition.  In seeking to minimize the risks and/or costs associated with such activities, we manage exposure to changes in interest rates and foreign currency exchange rates through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  The instruments eligible for utilization include forward, option and swap agreements.  We do not use financial instruments for trading or other speculative purposes.  At October 5, 2013, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total notional value of US$5.4 million at a weighted-average exchange rate of 1.012 maturing through January 2014 and to exchange 6.0 million British Pounds for U.S. Dollars at an exchange rate of 1.623 maturing in December 2013.

At October 5, 2013, September 29, 2012 and December 31, 2012, the fair values of cash and cash equivalents, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments.  The estimated fair values of other financial instruments subject to fair value disclosures were valued using market comparable inputs.  These inputs include broker quotes, quoted market prices, interest rates and exchange rates for the same or similar instruments.  The fair value and related carrying amounts for items not disclosed elsewhere are as follows:

(In millions)	October 5, 2013			September 29, 2012		December 31, 2012
	Fair Value Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes, including hedged items recorded at fair value	1	$921.3	$861.4	$926.2	$879.6	$924.3	$884.5
Other long-term debt, including current portion	2	10.0	9.1	10.2	9.3	10.2	9.3
Notes receivable	2	7.1	6.3	-	-	-	-

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

        Availability under the Credit Facility is determined with reference to a borrowing base consisting of a percentage of eligible inventory, accounts receivable, credit card receivables and licensee receivables, minus reserves determined by the joint collateral agents.  At October 5, 2013, we had $78.0 million in cash borrowings and $18.3 million of letters of credit outstanding, and our remaining availability was $448.3 million.  If availability under the Credit Facility falls below a stated level, we will be required to comply with a minimum fixed charge coverage ratio.  The Credit Facility also contains affirmative and negative covenants that, among other things, will limit or restrict our ability to (1) incur indebtedness, (2) create liens, (3) merge, consolidate, liquidate or dissolve, (4) make investments (including acquisitions), loans or advances, (5) sell assets, (6) enter into sale and leaseback transactions, (7) enter into swap agreements, (8) make certain restricted payments (including dividends and other payments in respect of capital stock), (9) enter into transactions with affiliates, (10) enter into restrictive agreements, and (11) amend material documents.  The Credit Facility is secured by a first priority lien on substantially all of our personal property.

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

During 2013, we entered into various interest rate swap transactions to effectively convert a portion of our 2019 Notes to variable-rate debt.  Under the terms of the transactions, we are required to make semiannual variable-rate payments to the counterparties (which are reset in arrears on each payment date) as shown in the table below, and the counterparties are obligated to make semiannual fixed-rate payments to us of 6.875%.  The swap transactions all have a termination date of March 15, 2019, the date the 2019 Notes mature.

Date of transaction	Effective date	Number of swaps	Amount of 2019 Notes hedged (in millions)	Variable rate payments
July 17, 2013	July 19, 2013	3	$90.0	Six-month LIBOR + 4.75%
August 13, 2013	August 15, 2013	3	90.0	Six-month LIBOR + 4.5925%
August 19, 2013	August 21, 2013	3	75.0	Six-month LIBOR + 4.4275%
September 5, 2013	September 9, 2013	3	70.0	Six-month LIBOR + 4.2425%

We have an outstanding interest rate cap that was used in conjunction with previous interest rate swaps on our $250 million 5.125% Senior Notes due 2014 to limit our floating rate exposure.  The cap has a termination date of November 15, 2014.

The swap transactions are designated as hedges of the fair value of the related notes.  The fair values of the swaps are recorded either as an asset or a liability, with changes in their fair values recorded through interest expense.  The changes in fair value of the notes related to the hedged portion of the notes are also recorded through interest expense.  As these changes in fair value do not exactly offset each other, the net effect on earnings represents the ineffectiveness of the hedging instruments.  We evaluate effectiveness under the "long haul" method of accounting.  The interest rate cap has not been designated as a hedging instrument; as a result, all changes in the fair value of the cap are recorded through interest expense.

We recorded net increases in interest expense related to the ineffectiveness of the swaps and the changes in the fair value of the cap as follows.

(In millions)	Fiscal Quarter Ended		Fiscal Nine Months Ended
	October 5, 2013	September 29, 2012	October 5, 2013	September 29, 2012
Interest rate swaps	$0.2	$-	$0.2	$1.3
Interest rate cap	-	-	-	0.2
Net (decrease) increase in interest expense	$0.2	$-	$0.2	$1.5

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

Since the foreign currency derivatives we use in our risk management strategies are highly effective hedges because all the critical terms of the derivative instruments match those of the hedged item, we record no ineffectiveness related to our cash flow hedges.  If foreign currency exchange rates do not change from their October 5, 2013 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months will not be material.

We also currently have outstanding forward contracts to exchange British Pounds for U.S. Dollars.  These contracts have not been designated as hedges.  Therefore, changes in the fair value of these contracts are recorded through earnings, with the corresponding asset or liability recorded in the balance sheet.

The notional amounts of our foreign exchange contracts outstanding at October 5, 2013, September 29, 2012 and December 31, 2012 are as follows.  For additional information, see "Fair Values."

(In millions)	Notional Amounts
	October 5, 2013	September 29, 2012	December 31, 2012
Canadian Dollar – U.S. Dollar forward exchange contracts	US$5.4	US$4.1	US$16.1
British Pound – U.S. Dollar forward exchange contracts	£6.0	£9.0	£6.0

Fair Values of Derivative Instruments

(In millions)	October 5, 2013		September 29, 2012		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$0.1			Prepaid expenses and other current assets	$0.2
Interest rate swap contracts	Other long-term assets	2.7				-
Total derivative assets		$2.8				$0.2
Foreign exchange contracts		$-	Accrued expenses and other current liabilities	$0.1
Interest rate swap contracts	Other long-term liabilities	0.4		-
Total derivative liabilities		$0.4		$0.1
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$0.1	Prepaid expenses and other current assets	$0.1		$-
Interest rate cap contract	Other long-term assets	-	Other long-term assets	-	Other long-term assets	-
Total derivative assets		$0.1		$0.1		$-

Effect of Derivatives on the Statement of Operations - Derivatives Designated as Hedging Instruments

(In millions)		Amount of Pretax (Loss) due to Ineffectiveness Recognized in Income
Derivative type	Location of Pretax (Loss) due to Ineffectiveness Recognized in Income	Fiscal Nine Months Ended October 5, 2013	Fiscal Nine Months Ended September 29, 2012
Interest rate swap contracts	Interest expense	$(0.2)	$(1.3)

(In millions)	Amount of Pretax Gain (Loss) Recognized in Other Comprehensive Income			Amount of Pretax Gain (Loss) Reclassified from Other Comprehensive Income into Income
Derivative type	Fiscal Nine Months Ended October 5, 2013	Fiscal Nine Months Ended September 29, 2012	Location of Pretax (Loss) Reclassified from Other Comprehensive Income into Income	Fiscal Nine Months Ended October 5, 2013	Fiscal Nine Months Ended September 29, 2012
Canadian Dollar – U.S. Dollar forward contracts	$0.5	$(0.2)	Cost of sales	$0.5	$(0.1)

Effect of Derivatives on the Statement of Operations - Derivatives Not Designated as Hedging Instruments

(In millions)		Amount of Pretax Gain (Loss) Recognized in Income
Derivative type	Location of Pretax Gain (Loss) Recognized in Income	Fiscal Nine Months Ended October 5, 2013	Fiscal Nine Months Ended September 29, 2012
Interest rate cap contract	Interest expense	$-	$(0.2)
British Pound – U.S. Dollar forward contracts	Selling, general and administrative expenses	0.1	0.1

STATEMENT OF CASH FLOWS

Fiscal Nine Months Ended	October 5, 2013	September 29, 2012
(In millions)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$66.6	$41.4
Net income tax payments	8.0	4.8
Supplemental disclosures of non-cash investing and financing activities:
Restricted stock issued to employees	29.7	22.1
Shares withheld for taxes upon vesting of restricted stock	2.4	0.2

PENSION PLANS

Components of Net Periodic Benefit Cost

(In millions)	Fiscal Quarter Ended		Fiscal Nine Months Ended
	October 5, 2013	September 29, 2012	October 5, 2013	September 29, 2012
Interest cost	$0.6	$0.6	$1.8	$1.9
Expected return on plan assets	(0.8)	(0.7)	(2.3)	(2.0)
Amortization of net loss	0.3	0.6	0.8	1.7
Net periodic benefit cost	$0.1	$0.5	$0.3	$1.6

Employer Contributions

During the fiscal nine months ended October 5, 2013, we contributed $4.4 million to our defined benefit pension plan.  We anticipate contributing a total of $4.8 million during 2013.

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

Summarized below are our revenues and income by reportable segment for the fiscal quarters and nine months ended October 5, 2013 and September 29, 2012.  We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets.  Therefore, we do not represent that these segments, if operated independently, would report the operating profit and other financial information shown below.

(In millions)	Domestic Wholesale Sportswear	Domestic Wholesale Jeanswear	Domestic Wholesale Footwear & Accessories	Domestic Retail	International Wholesale	International Retail	Licensing, Other & Eliminations	Consolidated
For the fiscal quarter ended October 5, 2013
Revenues	$186.9	$214.2	$289.9	$136.8	$88.4	$94.8	$10.7	$1,021.7
Segment income (loss)	$8.3	$19.6	$35.4	$(16.3)	$11.0	$3.4	$1.4	62.8
Net interest expense								(14.8)
Equity in loss of unconsolidated affiliate								(0.9)
Income before provision for income taxes								$47.1
For the fiscal quarter ended September 29, 2012
Revenues	$208.7	$202.3	$289.9	$140.0	$94.3	$89.7	$10.5	$1,035.4
Segment income (loss)	$12.9	$15.3	$29.3	$(15.5)	$9.4	$2.3	$9.0	62.7
Net interest expense								(37.7)
Income before provision for income taxes								$25.0
For the fiscal nine months ended October 5, 2013
Revenues	$536.8	$653.4	$712.8	$411.0	$250.3	$280.1	$31.6	$2,876.0
Segment income (loss)	$9.2	$68.0	$57.8	$(56.3)	$27.4	$(4.5)	$(11.1)	90.5
Net interest expense								(46.3)
Equity in loss of unconsolidated affiliate								(0.8)
Income before provision for income taxes								$43.4
For the fiscal nine months ended September 29, 2012
Revenues	$617.1	$538.1	$711.2	$418.7	$243.1	$264.9	$33.1	$2,826.2
Segment income (loss)	$45.1	$38.9	$46.0	$(40.8)	$29.0	$1.0	$5.4	124.6
Net interest expense								(89.2)
Equity in income of unconsolidated affiliate								1.4
Income before provision for income taxes								$36.8

ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated Other Comprehensive (Loss) Income by Component

(In millions)	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Translation	Total
For the fiscal quarter ended October 5, 2013:
Balance, July 7, 2013	$0.5	$(23.3)	$(7.6)	$(30.4)
Other comprehensive (loss) income before reclassifications	(0.1)	-	14.1	14.0
Amounts reclassified from accumulated other comprehensive (loss) income	(0.2)	0.2	-	-
Net comprehensive (loss) income	(0.3)	0.2	14.1	14.0
Balance, October 5, 2013	$0.2	$(23.1)	$6.5	$(16.4)
For the fiscal quarter ended September 29, 2012:
Balance, July 1, 2012	$0.3	$(23.5)	$(5.0)	$(28.2)
Other comprehensive (loss) income before reclassifications	(0.3)	(0.3)	11.6	11.0
Amounts reclassified from accumulated other comprehensive (loss) income	-	0.3	-	0.3
Net comprehensive (loss) income	(0.3)	-	11.6	11.3
Balance, September 29, 2012	$-	$(23.5)	$6.6	$(16.9)
For the fiscal nine months ended October 5, 2013:
Balance, January 1, 2013	$0.1	$(23.6)	$5.6	$(17.9)
Other comprehensive (loss) income before reclassifications	0.5	-	0.9	1.4
Amounts reclassified from accumulated other comprehensive (loss) income	(0.4)	0.5	-	0.1
Net comprehensive income	0.1	0.5	0.9	1.5
Balance, October 5, 2013	$0.2	$(23.1)	$6.5	$(16.4)
For the fiscal nine months ended September 29, 2012:
Balance, January 1, 2012	$-	$(23.5)	$(6.1)	$(29.6)
Other comprehensive (loss) income before reclassifications	(0.1)	(1.0)	12.7	11.6
Amounts reclassified from accumulated other comprehensive (loss) income	0.1	1.0	-	1.1
Net comprehensive income	-	-	12.7	12.7
Balance, September 29, 2012	$-	$(23.5)	$6.6	$(16.9)

Reclassifications Out of Accumulated Other Comprehensive Loss

(In millions)	Amount Reclassified from Accumulated Other Comprehensive Loss (a)
	For the Fiscal Quarter Ended October 5, 2013	For the Fiscal Quarter Ended September 29, 2012	For the Fiscal Nine Months Ended October 5, 2013	For the Fiscal Nine Months Ended September 29, 2012	Line Item in the Statement of Operations
Gains (losses) on foreign exchange contracts	$0.3	$-	$0.5	$(0.1)	Cost of goods sold
	(0.1)	-	(0.1)	-	Provision for income taxes
	0.2	-	0.4	(0.1)	Net of tax
Amortization of defined benefit pension actuarial losses	(0.3)	(0.5)	(0.8)	(1.6)	Selling, general and administrative expenses
	0.1	0.2	0.3	0.6	Provision for income taxes
	(0.2)	(0.3)	(0.5)	(1.0)	Net of tax
Total reclassifications	$-	$(0.3)	$(0.1)	$(1.1)

(a) - Amounts in parenthesis indicate debits to profit/loss.

SUPPLEMENTAL CONDENSED FINANCIAL INFORMATION

Certain of our 100%-owned subsidiaries function as co-issuers and co-obligors (fully and unconditionally guaranteed on a joint and several basis) of the outstanding debt of The Jones Group Inc. ("Jones"), including Jones Apparel Group, USA, Inc. ("Jones USA"), Jones Apparel Group Holdings, Inc. ("Jones Holdings") and JAG Footwear, Accessories and Retail Corporation ("JAG Footwear").  We have no subsidiaries that are guarantors only and not co-issuers or co-obligors.

The following condensed consolidating balance sheets, statements of operations, statements of consolidated comprehensive income and statements of cash flows for Jones, the "Issuers" (consisting of Jones USA, Jones Holdings, JAG Footwear, which are all our subsidiaries that act as co-issuers and co-obligors) and the "Others" (consisting of all of our other subsidiaries, excluding all obligor subsidiaries) have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information.  There are no contractual restrictions on distributions from Jones USA, Jones Holdings or JAG Footwear to Jones.

Condensed Consolidating Balance Sheets
(In millions)

	October 5, 2013					December 31, 2012
	Jones	Issuers	Others	Elim-inations	Cons-olidated	Jones	Issuers	Others	Elim-inations	Cons-olidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$8.6	$19.2	$-	$27.8	$-	$82.6	$67.0	$-	$149.6
Accounts receivable	-	266.2	194.9	-	461.1	-	191.0	190.0	-	381.0
Inventories, primarily finished goods	-	301.4	268.5	(1.1)	568.8	-	261.7	226.2	(1.2)	486.7
Prepaid and refundable income taxes	-	22.8	1.6	(21.7)	2.7	-	18.6	0.3	(13.4)	5.5
Deferred taxes	-	25.3	13.2	-	38.5	-	17.9	15.3	-	33.2
Prepaid expenses and other current assets	0.5	27.5	26.5	(0.7)	53.8	-	23.6	18.2	(1.1)	40.7
Total current assets	0.5	651.8	523.9	(23.5)	1,152.7	-	595.4	517.0	(15.7)	1,096.7
Property, plant and equipment	-	59.3	201.1	-	260.4	-	64.6	213.5	-	278.1
Due from affiliates	-	348.4	484.1	(832.5)	-	-	497.7	319.0	(816.7)	-
Goodwill	-	49.9	165.2	-	215.1	-	49.9	165.4	-	215.3
Other intangibles	-	5.4	853.1	-	858.5	-	6.0	863.7	-	869.7
Deferred taxes	-	89.4	-	(89.4)	-	-	93.0	-	(93.0)	-
Investments in subsidiaries	1,839.2	1,870.1	54.9	(3,709.3)	54.9	1,811.4	1,745.4	38.9	(3,556.8)	38.9
Other assets	-	69.6	23.4	-	93.0	-	67.7	29.1	-	96.8
Total assets	$1,839.7	$3,143.9	$2,305.7	$(4,654.7)	$2,634.6	$1,811.4	$3,119.7	$2,146.6	$(4,482.2)	$2,595.5
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$-	$78.0	$-	$-	$78.0	$-	$-	$-	$-	$-
Current portion of long-term debt and capital lease obligations	-	-	2.2	-	2.2	-	-	2.2	-	2.2
Current portion of acquisition consideration payable	-	2.4	-	-	2.4	-	30.3	-	-	30.3
Accounts payable	0.4	143.3	109.3	-	253.0	-	156.2	101.3	-	257.5
Income taxes payable	-	-	46.2	(42.0)	4.2	-	22.1	12.9	(33.6)	1.4
Accrued expenses and other current liabilities	6.6	67.1	74.5	(0.7)	147.5	8.5	70.6	82.8	(1.1)	160.8
Total current liabilities	7.0	290.8	232.2	(42.7)	487.3	8.5	279.2	199.2	(34.7)	452.2
Long-term debt	-	931.3	-	-	931.3	-	934.4	-	-	934.4
Obligations under capital leases	-	-	19.6	-	19.6	-	-	21.3	-	21.3
Income taxes payable	-	0.3	-	-	0.3	-	0.5	-	-	0.5
Deferred taxes	-	-	162.6	(95.4)	67.2	-	-	155.7	(99.0)	56.7
Acquisition consideration payable	-	4.0	-	-	4.0	-	6.0	-	-	6.0
Due to affiliates	832.5	-	-	(832.5)	-	816.7	-	-	(816.7)	-
Other noncurrent liabilities	5.0	78.2	21.2	-	104.4	5.0	88.1	25.0	-	118.1
Total liabilities	844.5	1,304.6	435.6	(970.6)	1,614.1	830.2	1,308.2	401.2	(950.4)	1,589.2
Redeemable noncontrolling interest	-	-	0.7	-	0.7	-	-	0.6	-	0.6
Equity:
Common stock and additional paid-in capital	527.9	1,294.3	929.7	(2,224.0)	527.9	521.6	1,294.3	948.0	(2,242.3)	521.6
Retained earnings	483.7	561.4	935.0	(1,472.8)	507.3	477.5	535.1	793.1	(1,304.6)	501.1
Accumulated other comprehensive (loss) income	(16.4)	(16.4)	3.7	12.7	(16.4)	(17.9)	(17.9)	2.8	15.1	(17.9)
Total Jones stockholders' equity	995.2	1,839.3	1,868.4	(3,684.1)	1,018.8	981.2	1,811.5	1,743.9	(3,531.8)	1,004.8
Noncontrolling interests	-	-	1.0	-	1.0	-	-	0.9	-	0.9
Total equity	995.2	1,839.3	1,869.4	(3,684.1)	1,019.8	981.2	1,811.5	1,744.8	(3,531.8)	1,005.7
Total liabilities and equity	$1,839.7	$3,143.9	$2,305.7	$(4,654.7)	$2,634.6	$1,811.4	$3,119.7	$2,146.6	$(4,482.2)	$2,595.5

Condensed Consolidating Statements of Operations
(In millions)

	Fiscal Quarter Ended October 5, 2013					Fiscal Quarter Ended September 29, 2012
	Jones	Issuers	Others	Elim-inations	Cons-olidated	Jones	Issuers	Others	Elim-inations	Cons-olidated
Net sales	$-	$613.9	$405.2	$(8.1)	$1,011.0	$-	$633.2	$399.1	$(7.7)	$1,024.6
Licensing income	-	0.1	10.6	-	10.7	-	-	10.5	-	10.5
Other revenues	-	-	-	-	-	-	0.3	-	-	0.3
Total revenues	-	614.0	415.8	(8.1)	1,021.7	-	633.5	409.6	(7.7)	1,035.4
Cost of goods sold	-	417.0	251.2	(5.8)	662.4	-	430.3	246.1	(5.6)	670.8
Gross profit	-	197.0	164.6	(2.3)	359.3	-	203.2	163.5	(2.1)	364.6
Selling, general and administrative expenses	-	203.3	95.2	(2.0)	296.5	-	214.2	89.8	(2.1)	301.9
Operating (loss) income	-	(6.3)	69.4	(0.3)	62.8	-	(11.0)	73.7	-	62.7
Net interest expense and financing costs	-	13.5	1.3	-	14.8	-	36.3	1.4	-	37.7
Equity in loss of unconsolidated affiliate	-	-	(0.9)	-	(0.9)	-	-	-	-	-
(Loss) income before (benefit) provision for income taxes and equity in earnings of subsidiaries	-	(19.8)	67.2	(0.3)	47.1	-	(47.3)	72.3	-	25.0
(Benefit) provision for income taxes	-	(1.0)	18.3	0.1	17.4	-	(10.3)	17.5	-	7.2
Equity in earnings of subsidiaries	29.1	47.9	-	(77.0)	-	17.3	54.3	-	(71.6)	-
Net income	29.1	29.1	48.9	(77.4)	29.7	17.3	17.3	54.8	(71.6)	17.8
Less: income attributable to noncontrolling interest	-	-	0.4	-	0.4	-	-	0.4	-	0.4
Income attributable to Jones	$29.1	$29.1	$48.5	$(77.4)	$29.3	$17.3	$17.3	$54.4	$(71.6)	$17.4

	Fiscal Nine Months Ended October 5, 2013					Fiscal Nine Months Ended September 29, 2012
	Jones	Issuers	Others	Elim-inations	Cons-olidated	Jones	Issuers	Others	Elim-inations	Cons-olidated
Net sales	$-	$1,674.4	$1,189.6	$(20.2)	$2,843.8	$-	$1,720.4	$1,092.4	$(20.5)	$2,792.3
Licensing income	-	0.4	31.2	-	31.6	-	-	33.0	-	33.0
Other revenues	-	0.6	-	-	0.6	-	0.9	-	-	0.9
Total revenues	-	1,675.4	1,220.8	(20.2)	2,876.0	-	1,721.3	1,125.4	(20.5)	2,826.2
Cost of goods sold	-	1,133.2	748.6	(14.2)	1,867.6	-	1,141.5	663.6	(13.1)	1,792.0
Gross profit	-	542.2	472.2	(6.0)	1,008.4	-	579.8	461.8	(7.4)	1,034.2
Selling, general and administrative expenses	-	627.0	297.1	(6.2)	917.9	-	637.0	278.9	(6.3)	909.6
Operating (loss) income	-	(84.8)	175.1	0.2	90.5	-	(57.2)	182.9	(1.1)	124.6
Net interest expense and financing costs	-	42.4	3.9	-	46.3	-	88.7	0.5	-	89.2
Equity in loss of unconsolidated affiliate	-	-	(0.8)	-	(0.8)	-	-	1.4	-	1.4
(Loss) income before (benefit) provision for income taxes and equity in earnings of subsidiaries	-	(127.2)	170.4	0.2	43.4	-	(145.9)	183.8	(1.1)	36.8
(Benefit) provision for income taxes	-	(39.6)	55.6	-	16.0	-	(38.4)	50.4	(0.4)	11.6
Equity in earnings of subsidiaries	26.4	114.0	-	(140.4)	-	25.1	132.6	-	(157.7)	-
Net income	26.4	26.4	114.8	(140.2)	27.4	25.1	25.1	133.4	(158.4)	25.2
Less: income attributable to noncontrolling interest	-	-	1.0	-	1.0	-	-	0.9	-	0.9
Income attributable to Jones	$26.4	$26.4	$113.8	$(140.2)	$26.4	$25.1	$25.1	$132.5	$(158.4)	$24.3

Condensed Consolidating Statements of Other Comprehensive Income
(In millions)

	Fiscal Quarter Ended October 5, 2013					Fiscal Quarter Ended September 29, 2012
	Jones	Issuers	Others	Elim-inations	Cons-olidated	Jones	Issuers	Others	Elim-inations	Cons-olidated
Net income	$29.1	$29.1	$48.9	$(77.4)	$29.7	$17.3	$17.3	$54.8	$(71.6)	$17.8
Other comprehensive income:
Change in fair value of cash flow hedges, net of tax	(0.1)	(0.1)	(0.1)	0.2	(0.1)	(0.3)	(0.3)	(0.3)	0.6	(0.3)
Reclassification adjustment for hedge gains and losses included in net income, net of tax	(0.2)	(0.2)	(0.2)	0.4	(0.2)	-	-	-	-	-
Pension and postretirement liability adjustments, net of tax	0.2	0.2	-	(0.2)	0.2	-	-	-	-	-
Foreign currency translation adjustments	14.1	14.1	14.1	(28.2)	14.1	11.6	11.6	11.4	(23.0)	11.6
Total other comprehensive income	14.0	14.0	13.8	(27.8)	14.0	11.3	11.3	11.1	(22.4)	11.3
Comprehensive income	$43.1	$43.1	$62.7	$(105.2)	$43.7	$28.6	$28.6	$65.9	$(94.0)	$29.1

Condensed Consolidating Statements of Other Comprehensive Income (continued)
(In millions)

	Fiscal Nine Months Ended October 5, 2013					Fiscal Nine Months Ended September 29, 2012
	Jones	Issuers	Others	Elim-inations	Cons-olidated	Jones	Issuers	Others	Elim-inations	Cons-olidated
Net income	$26.4	$26.4	$114.8	$(140.2)	$27.4	$25.1	$25.1	$133.4	$(158.4)	$25.2
Other comprehensive income:
Change in fair value of cash flow hedges, net of tax	0.5	0.5	0.5	(1.0)	0.5	(0.1)	(0.1)	(0.1)	0.2	(0.1)
Reclassification adjustment for hedge gains and losses included in net income, net of tax	(0.4)	(0.4)	(0.4)	0.8	(0.4)	0.1	0.1	0.1	(0.2)	0.1
Pension and postretirement liability adjustments, net of tax	0.5	0.5	-	(0.5)	0.5	-	-	-	-	-
Foreign currency translation adjustments	0.9	0.9	0.9	(1.8)	0.9	12.7	12.7	12.5	(25.2)	12.7
Total other comprehensive income	1.5	1.5	1.0	(2.5)	1.5	12.7	12.7	12.5	(25.2)	12.7
Comprehensive income	$27.9	$27.9	$115.8	$(142.7)	$28.9	$37.8	$37.8	$145.9	$(183.6)	$37.9

Condensed Consolidating Statements of Cash Flows
(In millions)

	Fiscal Nine Months Ended October 5, 2013					Fiscal Nine Months Ended September 29, 2012
	Jones	Issuers	Others	Elim-inations	Cons-olidated	Jones	Issuers	Others	Elim-inations	Cons-olidated
Net cash (used in) provided by operating activities	$-	$(104.9)	$19.0	$(6.6)	$(92.5)	$-	$(46.5)	$72.2	$(12.6)	$13.1
Cash flows from investing activities:
Capital expenditures	-	(11.8)	(33.4)	-	(45.2)	-	(14.6)	(42.5)	-	(57.1)
Notes receivable issued	-	(6.1)	(1.0)	-	(7.1)	-	-	-	-	-
Acquisition of additional equity interest in GRI	-	-	(14.7)	-	(14.7)	-	-	-	-	-
Contingent consideration paid related to investment in GRI	-	-	-	-	-	-	-	(3.5)	-	(3.5)
Acquisition of Brian Atwood net of cash acquired	-	(0.5)	-	-	(0.5)	-	(5.0)	0.6	-	(4.4)
Proceeds from sale of trademark	-	-	-	-	-	-	-	5.0	-	5.0
Other	-	-	0.1	-	0.1	-	-	(0.1)	-	(0.1)
Net cash used in investing activities	-	(18.4)	(49.0)	-	(67.4)	-	(19.6)	(40.5)	-	(60.1)
Cash flows from financing activities:
Net increase in short-term borrowings	-	78.0	-	-	78.0	-	-	-	-	-
Issuance of 6.875% Senior Notes due 2019	-	-	-	-	-	-	103.5	-	-	103.5
Debt issuance costs	-	-	-	-	-	-	(2.3)	-	-	(2.3)
Costs related to revolving credit agreement	-	(0.3)	-	-	(0.3)	-	(0.3)	-	-	(0.3)
Dividends paid	-	(11.6)	(6.6)	6.6	(11.6)	-	(11.7)	(12.6)	12.6	(11.7)
Repurchase of common shares	-	(14.5)	-	-	(14.5)	-	(34.0)	-	-	(34.0)
Payments of acquisition consideration payable	-	(2.4)	(7.0)	-	(9.4)	-	-	(14.6)	-	(14.6)
Other items, net	-	0.1	(2.4)	-	(2.3)	-	2.3	(2.1)	-	0.2
Net cash provided by (used in) financing activities	-	49.3	(16.0)	6.6	39.9	-	57.5	(29.3)	12.6	40.8
Effect of exchange rates on cash	-	-	(1.8)	-	(1.8)	-	-	1.5	-	1.5
Net (decrease) increase in cash and cash equivalents	-	(74.0)	(47.8)	-	(121.8)	-	(8.6)	3.9	-	(4.7)
Cash and cash equivalents, beginning	-	82.6	67.0	-	149.6	-	195.8	43.0	-	238.8
Cash and cash equivalents, ending	$-	$8.6	$19.2	$-	$27.8	$-	$187.2	$46.9	$-	$234.1

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information and analysis of our results of operations for the 13 and 40 week periods ended October 5, 2013 (hereinafter referred to as the "third fiscal quarter of 2013" and the "first fiscal nine months of 2013") and the 13 and 39 week periods ended September 29, 2012 (hereinafter referred to as the "third fiscal quarter of 2012" and the "first fiscal nine months of 2012") and our liquidity and capital resources.  The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

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

Significant highlights from the discussion and analysis of our results of operations for the third fiscal quarter of 2013 are as follows:

·	total revenues were $1.02 billion, a decrease of $13.7 million from a year ago;
·	gross profit, as a percent of sales, was 35.2%, the same as a year ago;
·	operating income was $62.8 million, an increase of $0.1 million from a year ago; and
·	diluted earnings per share was $0.38, compared with diluted earnings per share of $0.22 from a year ago.

Significant highlights from the discussion and analysis of our results of operations for the first fiscal nine months of 2013 are as follows:

·	total revenues were $2.88 billion, an increase of $49.8 million from a year ago;
·	gross profit, as a percent of sales, decreased to 35.1% from 36.6% a year ago;
·	operating income was $90.5 million, a decrease of $34.1 million from a year ago; and
·	diluted earnings per share was $0.34, compared with diluted earnings per share of $0.31 from a year ago.

Restructuring

We continue to review our domestic retail operations for underperforming locations.  As a result of these reviews, we have decided to close retail locations that no longer provide strategic benefits.  During the first fiscal nine months of 2013, we decided to close 120 underperforming domestic retail locations throughout 2013 and 2014 in addition to the 50 store closings announced in the fiscal quarter ended December 31, 2012.  We expect to operate a smaller and more productive chain of domestic locations, with outlet stores comprising a significantly higher percentage of the overall retail portfolio.  We will continue to critically assess individual store profitability, including consideration of converting certain locations to brands that offer the greatest opportunity for revenue growth.

During the first fiscal nine months of 2013 and 2012, we closed 66 and 85 locations, respectively, under this plan.  Total termination benefits and associated employee costs for all locations closed since 2009 and identified to be closed are expected to be $14.3 million for approximately 3,000 employees, including both store employees and administrative support personnel.  We accrued $3.4 million and $1.6 million of termination benefits and associated employee costs during the first fiscal nine months of 2013 and 2012, respectively.  We also incurred $3.2 million and $0.4 million in the fiscal nine months ended October 5, 2013 and September 29, 2012, respectively, for costs to terminate leases.  In connection with our decision to close these locations, we reviewed the associated long-term assets for impairments.  As a result of these reviews, we recorded $6.1 million and $0.4 million of impairment losses in the first fiscal nine months of 2013 and 2012, respectively, on leasehold improvements and furniture and fixtures located in the locations to be closed.  These costs are reported as selling, general and administrative ("SG&A") expenses in the domestic retail segment.

During the first fiscal nine months of 2013, we implemented actions to reduce costs in certain selling, supply chain and corporate back office functions (primarily through headcount reductions) and to optimize our wholesale sportswear channel by streamlining our structure to support a brand-focused organization, including the consolidation of certain production, design and selling divisions and consolidation of distribution and supply chain facilities.  We recorded $4.3 million of employee termination costs in the fiscal nine months ended October 5, 2013 for approximately 100 employees.  These costs are reported as SG&A expenses and affect all of our reportable segments.

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

Results of Operations

Statements of Operations Stated in Dollars and as a Percentage of Total Revenues

(In millions)	Fiscal Quarter Ended				Fiscal Nine Months Ended
	October 5, 2013		September 29, 2012		October 5, 2013		September 29, 2012
Net sales	$1,011.0	99.0%	$1,024.6	99.0%	$2,843.8	98.9%	$2,792.3	98.8%
Licensing income	10.7	1.0	10.5	1.0	31.6	1.1	33.0	1.2
Other revenues	-	-	0.3	0.0	0.6	0.0	0.9	0.0
Total revenues	1,021.7	100.0	1,035.4	100.0	2,876.0	100.0	2,826.2	100.0
Cost of goods sold	662.4	64.8	670.8	64.8	1,867.6	64.9	1,792.0	63.4
Gross profit	359.3	35.2	364.6	35.2	1,008.4	35.1	1,034.2	36.6
Selling, general and administrative expenses	296.5	29.0	301.9	29.2	917.9	31.9	909.6	32.2
Operating income	62.8	6.1	62.7	6.1	90.5	3.1	124.6	4.4
Net interest expense and financing costs	14.8	1.4	37.7	3.6	46.3	1.6	89.2	3.2
Equity in (loss) income of unconsolidated affiliate	(0.9)	(0.1)	-	-	(0.8)	(0.0)	1.4	0.0
Income before provision for income taxes	47.1	4.6	25.0	2.4	43.4	1.5	36.8	1.3
Provision for income taxes	17.4	1.7	7.2	0.7	16.0	0.6	11.6	0.4
Net income	29.7	2.9	17.8	1.7	27.4	1.0	25.2	0.9
Less: income attributable to noncontrolling interest	0.4	0.0	0.4	0.0	1.0	0.0	0.9	0.0
Income attributable to Jones	$29.3	2.9%	$17.4	1.7%	$26.4	0.9%	$24.3	0.9%
Percentage totals may not add due to rounding.

Fiscal Quarter Ended October 5, 2013 Compared with Fiscal Quarter Ended September 29, 2012

Revenues.  Total revenues for the third fiscal quarter of 2013 were $1.02 billion, compared with $1.04 billion for the third fiscal quarter of 2012, a decrease of 1.3%.  Revenues by segment were as follows:

(In millions)	Third Fiscal Quarter of 2013	Third Fiscal Quarter of 2012	Increase (Decrease )	Percent Change
Domestic wholesale sportswear	$186.9	$208.7	$(21.8)	(10.4%)
Domestic wholesale jeanswear	214.2	202.3	11.9	5.9
Domestic wholesale footwear and accessories	289.9	289.9	-	-
Domestic retail	136.8	140.0	(3.2)	(2.3)
International wholesale	88.4	94.3	(5.9)	(6.3)
International retail	94.8	89.7	5.1	5.7
Licensing	10.7	10.5	0.2	1.9
Total revenues	$1,021.7	$1,035.4	$(13.7)	(1.3%)

Domestic wholesale sportswear revenues decreased $21.8 million, primarily due to decreased revenues in our Jones New York and Anne Klein product lines resulting from reduced shipments of both brands to lower-performing retail doors and poor product performance.  Revenues also decreased from the discontinuation of our Joneswear product lines resulting from a change in J.C. Penney's retail strategy.  Revenues in our Evan-Picone product lines decreased due to reduced shipments of suits and moderate sportswear to lower-performing retail doors.  These decreases were slightly offset by increased shipments of our Nine & Co suit, private label suit and Robert Rodriguez product lines resulting from positive product performance at the retail level.

Domestic wholesale jeanswear revenues increased $11.9 million, primarily due to increased shipments of Gloria Vanderbilt and our private label product lines resulting from positive product performance of both replenishment and fashion product at the retail level across our key customers.  This was slightly offset by decreased shipments of our Energie product line due to poor retail performance.

Domestic wholesale footwear and accessories revenues were the same for both periods.  Accessories revenues increased $3.4 million, primarily due to increased shipments of our Anne Klein handbags and jewelry and Givenchy and Nine West jewelry resulting from positive product performance at the retail level and the introduction of B Brian Atwood handbags.  These increases were partially offset by a decrease in shipments of Nine West handbags due to the timing of shipments and Nine & Co handbags and Napier jewelry resulting from poor product performance.  Footwear revenues decreased $3.4 million, primarily due to decreased shipments of the following footwear lines: Enzo Angiolini, Boutique 9, Rachel Rachel Roy, B Brian Atwood, Anne Klein and Mootsies Tootsies due to poorproduct performance; Sam & Libby due to the sale of the trademark in August 2012; and Jones New York due to our decision to exit the footwear category for that brand in 2012.  These decreases were partially offset by increased sales of our Nine West footwear line due to strong performance in the value channel and our Easy Spirit footwear line due to strong retail performance, as well as increased shipments of product for our private label businesses and the wholesale launch of Kurt Geiger footwear in the United States in the current period.

 Domestic retail revenues decreased $3.2 million.  Net revenue decreases of $7.9 million primarily related to our program to close underperforming locations were partially offset by a 2.8% increase in comparable store sales ($3.9 million) and $0.8 million in sales for new retail stores opened under the Kurt Geiger and Brian Atwood brands.  We began the current quarter with 562 retail locations and had a net decrease of 19 locations to end the quarter with 543 locations, compared with 604 locations at the end of the prior period.  Our comparable e-commerce business sales increased 16.6% ($5.2 million) while our comparable footwear store sales decreased 0.7% ($0.6 million) and our comparable apparel store sales decreased 2.6% ($0.7 million).  Comparable stores are locations (including e-commerce sites) that have been open for a full year, are not scheduled to close in the current period and are not scheduled for a footprint expansion or downsize by more than 25% or relocation to a different street or mall.

International wholesale revenues decreased $5.9 million, primarily due to an $8.3 million decrease in our Nine West international business (primarily from decreased shipments to our licensees in Asia, Canada and United Arab Emirates and the exit of our licensee in Poland and Russia) and a $0.6 million decrease in shipments of our Stuart Weitzman footwear product line.  These decreases were partially offset by a $1.4 million increase in our Spanish wholesale business (primarily from the introduction of Nine West footwear and handbags), a $0.5 million increase in our Canadian apparel business, a $0.5 million increase in shipments of our Brian Atwood footwear product line, a $0.4 million increase in shipments of our jewelry product lines (primarily to Mexico), and $0.2 million of other net increases.

International retail revenues increased $5.1 million.  Sales in our Kurt Geiger locations increased $3.4 million, primarily due to new locations and a 2.1% increase in comparable store sales.  Sales in our Spanish concession locations increased $0.3 million due to a 2.1% increase in comparable store sales and new locations.  Sales in our Stuart Weitzman European retail stores increased $1.4 million, primarily due to a 33.4% increase in comparable store sales.  Total comparable store sales for our international retail locations increased 2.8% ($2.3 million).  We began the current quarter with 336 locations and had a net increase of 15 locations (including consolidations) to end the quarter with 351 locations, compared with 333 locations at the end of the prior period.

Licensing revenues increased $0.2 million, primarily due to a new license for the l.e.i. brand and the timing of royalties, primarily for the Anne Klein brand.

Gross Profit.  The gross profit margins were 35.2% for both the third fiscal quarters of 2013 and 2012.

Domestic wholesale sportswear gross profit margins were 31.1% and 33.5% for the third fiscal quarters of 2013 and 2012, respectively.  The decrease was primarily due to lower recovery on sales to off-price retailers and a strategic change to lower selling prices of our Jones New York products to be more competitive with our peers.

Domestic wholesale jeanswear gross profit margins were 24.1% and 23.5% for the third fiscal quarters of 2013 and 2012, respectively.  The increase was primarily due to the mix of products sold.

Domestic wholesale footwear and accessories gross profit margins were 30.0% and 30.3% for the third fiscal quarters of 2013 and 2012, respectively.  The decrease was primarily due to lower recovery on our off-price sales and higher sourcing costs in our footwear business, partially offset by an increase in full-price sales.

Domestic retail gross profit margins were 50.9% and 49.5% for the third fiscal quarters of 2013 and 2012, respectively.  The increase was primarily due to decreased levels of promotional activity and the mix of the products sold.

International wholesale gross profit margins were 30.4% and 29.0% for the third fiscal quarters of 2013 and 2012, respectively.  The increase was primarily due to lower sourcing and agent costs resulting from the mix of licensees in our Nine West international business and favorable exchange rates for our Canadian business, slightly offset by higher levels of sales of our Jones New York product lines to off-price retailers.

International retail gross profit margins were 58.3% for both the third fiscal quarters of 2013 and 2012.

Selling, General and Administrative Expenses.  SG&A expenses were $296.5 million and $301.9 million in the third fiscal quarters of 2013 and 2012, respectively.

Domestic wholesale sportswear SG&A expenses decreased $7.3 million, primarily due to a $3.8 million reduction in advertising and marketing expenses, a $2.6 million reduction in compensation expenses due to a lower headcount and reduced bonus accruals, a $0.3 million decrease in the current period of the acquisition consideration payable related to the acquisition of Moda Nicola International,

LLC ("Moda"), compared with a $0.3 million increase in the prior period due to lower projected sales of Moda, a $0.2 million decrease in severance expense and $0.1 million of other net decreases.

Domestic wholesale jeanswear SG&A expenses decreased $0.1 million, primarily due to a $1.7 million reduction in advertising spending and a $0.5 million decrease in distribution costs due to a lower cost per unit resulting from the mix of shipping methods and locations used.  These decreases were partially offset by a $1.1 million increase in losses recorded related to future costs of leases on buildings we do not currently use, a $0.9 million increase in compensation expense due to higher headcount to support revenue growth and $0.1 million of other net increases.

Domestic wholesale footwear and accessories SG&A expenses decreased $6.8 million, primarily due to a net $8.3 million decrease in losses recorded related to future costs of leases on buildings we do not currently use, a $1.0 million decrease in depreciation expense due to certain assets becoming fully depreciated and $0.1 million in other net decreases.  These decreases were partially offset by a $1.3 million increase in administrative expenses, a $0.9 million decrease in support costs charged to other business units and a $0.4 million increase in compensation expense.

Domestic retail SG&A expenses increased $1.1 million, primarily due to a $2.8 million increase in lease termination fees, a $2.0 million increase in operating costs for new retail stores opened under the Kurt Geiger, Stuart Weitzman and Brian Atwood brands and $0.4 million of other net increases.  These increases were partially offset by a $3.3 million decrease is occupancy expenses and a $0.8 million decrease of support costs from other business units, both of which resulted from operating fewer stores for our other brands in the current period.

International wholesale SG&A expenses decreased $2.0 million, primarily due to a $1.7 million expense reduction for our Brian Atwood business (due to both $0.9 million of intangible asset amortization in the prior period which is not recurring and a reduction in advertising spending for the brand), a $0.5 million effect of favorable exchange rate differences between the U.S. Dollar and the Euro and Canadian Dollar and $0.3 million of other net decreases.  This was partially offset by a $0.5 million increase in advertising expenses for our Stuart Weitzman brand.

International retail SG&A expenses increased $1.9 million, primarily due to a $1.9 million increase in costs for our Kurt Geiger locations (primarily due to additional volume costs, including higher concession fees) and a $0.5 million increase in costs for our Stuart Weitzman locations (primarily due to new store locations), partially offset by $0.5 million in net cost decreases in our other international businesses.

SG&A expenses for the licensing, other and eliminations segment increased $7.8 million, primarily due to a $3.9 million increase in professional fees, a $3.1 million gain on sale of a trademark in the prior year, a $1.6 million increase in compensation expenses mainly due to an increase in restricted stock amortization and $0.4 million in other net increases.  These increases were partially offset by a $1.2 million effect of favorable exchange rate differences between the U.S. Dollar and the British Pound and Canadian Dollar compared to the prior year, primarily related to intercompany balances.

Operating Income.  The resulting operating income for the third fiscal quarter of 2013 was $62.8 million, compared with $62.7 million for the third fiscal quarter of 2012, due to the factors described above.

Net Interest Expense.  Net interest expense decreased $22.9 million, primarily due to $24.3 million of interest expense in the prior period related to the Stuart Weitzman Holdings, LLC ("SWH") acquisition consideration liability and a net $0.7 million decrease in interest expense related to our interest rate swaps and cap.  These decreases were partially offset by a $1.6 million increase resulting from the issuance of the additional $100 million of our 6.875% Senior Notes Due 2019 on September 25, 2012 (the "2019 Notes"), a $0.3 million increase from borrowings under our revolving credit facility and $0.2 million in other net increases.

Income Taxes.  The effective income tax rate was 37.0% and 28.9% for the third fiscal quarters of 2013 and 2012, respectively.  The increase is primarily due to decreases in income in countries with lower tax rates, decreases in deductible foreign interest expense and a valuation allowance against a foreign net operating loss, partially offset by the effects of adjustments to deferred tax balances resulting from additional tax rate reductions in the United Kingdom.

Net Income and Earnings Per Share.  Net income was $29.7 million in the third fiscal quarter of 2013, compared with net income of $17.8 million in the third fiscal quarter of 2012.  Diluted earnings per share for the third fiscal quarter of 2013 was $0.38, compared with $0.22 for the third fiscal quarter of 2012, with 1.7% fewer diluted shares outstanding.

Fiscal Nine Months Ended October 5, 2013 Compared with Fiscal Nine Months Ended September 29, 2012

Revenues.  Total revenues for the first fiscal nine months of 2013 were $2.88 billion, compared with $2.83 billion for the first fiscal nine months of 2012, an increase of 1.8%.  The first fiscal nine months of 2013 contained five additional retail selling days (the "additional sales days") compared with the first fiscal nine months of 2012.  Revenues by segment were as follows:

(In millions)	First Fiscal Nine Months of 2013	First Fiscal Nine Months of 2012	Increase (Decrease )	Percent Change
Domestic wholesale sportswear	$536.8	$617.1	$(80.3)	(13.0%)
Domestic wholesale jeanswear	653.4	538.1	115.3	21.4
Domestic wholesale footwear and accessories	712.8	711.2	1.6	0.2
Domestic retail	411.0	418.7	(7.7)	(1.8)
International wholesale	250.3	243.1	7.2	3.0
International retail	280.1	264.9	15.2	5.7
Licensing	31.6	33.1	(1.5)	(4.5)
Total revenues	$2,876.0	$2,826.2	$49.8	1.8%

Domestic wholesale sportswear revenues decreased $80.3 million, primarily due to decreased revenues in our Jones New York and Anne Klein product lines resulting from reduced shipments of both brands to lower-performing retail doors and poor product performance.  Revenues also decreased from the discontinuation of our Joneswear product lines resulting from a change in J.C. Penney's retail strategy.  Revenues in our Evan-Picone product lines decreased due to reduced shipments of suits and moderate sportswear to lower-performing retail doors.  These decreases were slightly offset by increased shipments of our Nine & Co suit, privalte label suit and Robert Rodriguez product lines resulting from positive product performance at the retail level.

Domestic wholesale jeanswear revenues increased $115.3 million, primarily due to increased shipments of our Gloria Vanderbilt, l.e.i., Nine West Jeans, Bandolino and private label product lines resulting from positive product performance of both replenishment and fashion product at the retail level across our key customers.  This was slightly offset by decreased shipments of our Energie product line due to poor retail performance.

Domestic wholesale footwear and accessories revenues increased $1.6 million.  Accessories revenues increased $11.0 million, primarily due to increased shipments of our Anne Klein and Nine West handbag lines and our Nine West, Givenchy and Anne Klein jewelry lines resulting from positive product performance at the retail level, partially offset by a decrease in shipments of Nine & Co handbags resulting from poor product performance.  Footwear revenues decreased $9.4 million, primarily due to decreased shipments of the following footwear lines: Enzo Angiolini, Boutique 9, B Brian Atwood, Joan & David, Circa Joan & David and Rachel Rachel Roy resulting from poor product performance; Stuart Weitzman due to our decision to refine our distribution channel; Bandolino due to the exit of a program with a customer in the value channel; Mootsies Tootsies due to the decision of a retail customer to exit the brand in 2012; Sam & Libby due to the sale of the trademark in August 2012 and Jones New York due to our decision to exit the footwear category for that brand in 2012.  These decreases were partially offset by increased sales of our Nine West and Anne Klein footwear lines resulting from strong performance in the value channel, increased sales of our Easy Spirit and Nine & Co footwear lines due to strong performance at retail, shipments of our Cloud 9 and Rachel Roy footwear lines, which launched in Fall 2012, increased shipments of product for our private label businesses and the wholesale launch of Kurt Geiger footwear in the United States in Fall 2013.

Domestic retail revenues decreased $7.7 million.  Revenue decreases were primarily the result of a net $22.2 million reduction related to our program to close underperforming locations, partially offset by a 0.8% increase in comparable store sales ($3.4 million), $7.4 million in sales for the additional sales days and $3.7 million in sales for new retail stores opened under the Kurt Geiger and Brian Atwood brands.  We began the current period with 594 retail locations and had a net decrease of 51 locations to end the nine months with 543 locations, compared with 604 locations at the end of the prior period.  Our comparable e-commerce business sales increased 16.7% ($12.5 million) while our apparel store sales decreased 6.7% ($5.3 million) and our comparable footwear store sales decreased 1.5% ($3.8 million).

International wholesale revenues increased $7.2 million, primarily due to a $6.2 million increase in shipments of our sportswear and jewelry product lines (primarily to Mexico), a $3.4 million increase in our Canadian wholesale business (resulting from positive product performance at retail), $2.6 million of sales of the acquired Brian Atwood product line, a $2.3 million increase in shipments of our Stuart Weitzman footwear product line, and $0.8 million of other net increases, partially offset by an $8.1 million decrease in our Nine West international business (primarily from decreased shipments to our licensees in Asia, Canada and South Africa and the exit of our licensee in Poland).

International retail revenues increased $15.2 million, primarily due to $6.3 million in sales for the additional sales days.  Sales in our Kurt Geiger locations increased $13.2 million due to new locations, the additional sales days ($5.5 million) and a 1.5% increase in comparable store sales.  Sales in our Stuart Weitzman European retail stores increased $2.5 million, primarily due to a 19.8% increase in comparable store sales and the additional sales days ($0.2 million).  Sales in our Spanish concession locations increased $0.9 million due to the additional sales days ($0.3 million), a 3.0% increase in comparable store sales and new locations.  Sales in our Canadian retail locations decreased $1.4 million due to decreases in comparable store sales of 6.2%, partially offset by sales for the additional sales days ($0.3 million).  Total comparable store sales for our international retail locations increased 1.1% ($2.6 million).  We began the current period with 341 locations and had a net increase of ten locations (net of consolidations) to end the period with 351 locations, compared with 333 locations at the end of the prior period.

Licensing revenues decreased $1.5 million, primarily due to decreased sales volume of our licensees in certain segments of our licensed business and the effect of the discontinuance of the Anne Klein New York label on our international licensees.

Gross Profit.  The gross profit margins were 35.1% and 36.6% for the first fiscal nine months of 2013 and 2012, respectively.

Domestic wholesale sportswear gross profit margins were 30.4% and 34.4% for the first fiscal nine months of 2013 and 2012, respectively.  The decrease was primarily due to lower recovery on sales to off-price retailers and a strategic change to lower selling prices of our Jones New York products to be more competitive with our peers.

Domestic wholesale jeanswear gross profit margins were 24.8% and 24.6% for the first fiscal nine months of 2013 and 2012, respectively.  The increase was primarily due to the mix of products sold.

Domestic wholesale footwear and accessories gross profit margins were 29.5% and 30.3% for the first fiscal nine months of 2013 and 2012, respectively.  The decrease was primarily due to increased production costs, higher levels of customer sales allowance assistance in our footwear business and increased sales of our Stuart Weitzman product line to off-price retailers, partially offset by an increase in full price sales and lower sales allowance assistance for our jewelry product lines resulting from positive product performance at the retail level.

Domestic retail gross profit margins were 50.7% and 51.8% for the first fiscal nine months of 2013 and 2012, respectively.  The decrease was primarily due to higher levels of promotional activity, increased freight costs and increased sales of our Stuart Weitzman product line to off-price retailers, partially offset by the mix of products sold.

International wholesale gross profit margins were 31.8% and 31.1% for the first fiscal nine months of 2013 and 2012, respectively.  The increase was primarily due to lower sourcing and agent costs resulting from the mix of licensees in our Nine West international business, favorable exchange rates between the U.S. and Canadian dollars and the mix of products sold, partially offset by higher levels of sales of our Kurt Geiger product lines to off-price retailers.

International retail gross profit margins were 54.8% and 55.9% for the first fiscal nine months of 2013 and 2012, respectively.  The decrease was primarily due to promotional activity in both our Spanish business and our Kurt Geiger European retail locations as well as cold weather in these locations, which dampened the sales of the full-priced spring season products, increased sales of our Stuart Weitzman product line to off-price retailers and the mix of products sold.

Selling, General and Administrative Expenses.  SG&A expenses were $917.9 million and $909.6 million in the first fiscal nine months of 2013 and 2012, respectively.

Domestic wholesale sportswear SG&A expenses decreased $13.4 million, primarily due to a $5.3 million reduction in compensation expenses due to a lower headcount and lower employee compensation accruals, a $4.3 million reduction in advertising and marketing expenses, a $3.6 million decrease in severance expense, a $2.6 million decrease in administrative expenses, a $0.8 million net decrease in distribution expenses due to a decrease in units shipped, a $0.7 million decrease in depreciation expense due to assets disposed in the prior year and $0.4 million of other net decreases.  These decreases were partially offset by a $0.5 million increase in the current period of the acquisition consideration payable related to the acquisition of Moda, compared with a $3.8 million reduction in the prior period, due to higher projected sales of Moda.

Domestic wholesale jeanswear SG&A expenses increased $0.5 million, primarily due to a $2.9 million increase in compensation expense due to higher headcount to support revenue growth, a $0.8 million increase in distribution expenses driven by increased sales volume, a $0.6 million increase in royalties associated with the growth of the Jessica Simpson brand and $0.1 million of other net cost increases.  These increases were partially offset by a $3.0 million decrease in marketing and advertising expenses and a $0.9 million decrease in administrative expenses.

Domestic wholesale footwear and accessories SG&A expenses decreased $17.2 million, primarily due to a net $16.6 million decrease in losses recorded related to future costs of leases on buildings we do not currently use, a $3.9 million reduction in compensation expenses (due to headcount reductions, the transfer of certain positions to our domestic retail and our licensing, other and eliminations segments, as well as reduced pension expense), a $3.2 million decrease in occupancy and depreciation expenses, a $2.4 million decrease in severance expense, a $1.0 million decrease in professional fees and $2.2 million of other net cost decreases.  These decreases were partially offset by a $7.5 million decrease in support costs charged to other business units, a $3.8 million increase in administrative expenses and a $0.8 million increase in advertising costs, mainly for our Stuart Weitzman brand.

Domestic retail SG&A expenses increased $6.9 million, primarily due to a $10.5 million increase in operating costs for new retail stores opened under the Kurt Geiger, Stuart Weitzman and Brian Atwood brands, a $5.7 million increase in store-related asset impairment charges compared with the prior period, a $2.8 million increase in lease termination fees, a $2.2 million increase in costs related to our e-commerce internet sites and $0.8 million of other net cost increases.  These increases were partially offset by a net $7.5 million decrease in employee compensation and occupancy costs, a $4.1 million decrease in support costs from other business units, a $2.3 million decrease in distribution costs from operating fewer stores for our other brands in the current period and a $1.2 million loss on disposal of fixed assets in the prior year from stores closing.

International wholesale SG&A expenses increased $5.5 million, primarily due to $1.8 million of expenses added as a result of the acquisition of the Brian Atwood business, a $1.6 million write-off of assets due to the closing of a Stuart Weitzman showroom, a $1.5 million increase in costs related to our Mexican business (primarily for store fixtures we purchased), $0.7 million increase in advertising expenses for our Stuart Weitzman brand and $0.7 million of other net increases.  These increases were offset by a $0.8 million decrease in our Nine West international business, primarily due to lower costs for services provided by other business units.

International retail SG&A expenses increased $10.7 million, primarily due to a $9.1 million increase in costs for our Kurt Geiger locations (primarily due to higher employee compensation and concession fees) and a $1.8 million increase in costs for our Stuart Weitzman locations (primarily due to operating costs for new store locations), offset by $0.2 million of net cost decreases in our other international businesses.

SG&A expenses for the licensing, other and eliminations segment increased $15.3 million, primarily due to a $6.0 million effect of unfavorable exchange rate differences between the U.S. Dollar and the British Pound and Canadian Dollar (primarily related to intercompany balances), a $4.8 million increase in professional fees, a $3.1 million gain on sale of a trademark in the prior year, a $0.7 million increase in restricted stock amortization and $0.7 million in other net increases.

Operating Income.  The resulting operating income for the first fiscal nine months of 2013 was $90.5 million, compared with $124.6 million for the first fiscal nine months of 2012, due to the factors described above.

Net Interest Expense.  Net interest expense decreased $42.9 million, primarily due to a $48.2 million decrease in interest expense related to the SWH acquisition consideration liability and a net $1.7 million decrease in interest expense related to our interest rate swaps and cap.  These decreases were partially offset by a $5.2 million increase resulting from the issuance of the additional $100 million of our 2019 Notes, $0.8 million of interest on our outstanding notes due to the five additional days in the current period, a $0.7 million increase from borrowings under our revolving credit facility and $0.3 million in other net increases.

Income Taxes.  The effective income tax rate was 37.0% and 31.5% for the first fiscal nine months of 2013 and 2012, respectively.  The increase is primarily due to decreases in income in countries with lower tax rates, decreases in deductible foreign interest expense and a valuation allowance against a foreign net operating loss, partially offset by the effects of adjustments to deferred tax balances resulting from additional tax rate reductions in the United Kingdom.

Net Income and Earnings Per Share.  Net income was $27.4 million in the first fiscal nine months of 2013, compared with $25.2 million in the first fiscal nine months of 2012.  Diluted earnings per share for the first fiscal nine months of 2013 was $0.34, compared with $0.31 for the first fiscal nine months of 2012, with 2.2% fewer diluted shares outstanding.

Liquidity and Capital Resources

Our principal capital requirements have been for working capital needs, capital expenditures, dividend payments, acquisition funding and repurchases of our common stock on the open market.  We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations.  We currently fund our operations primarily through cash generated by operating activities, and rely on our revolving credit facility for the issuance of trade letters of credit for the purchases of inventory and for cash borrowings as needed.  As of October 5, 2013, total cash and cash equivalents were $27.8 million, a decrease of $121.8 million from the $149.6 million reported as of December 31, 2012.

Cash flows from operating activities used $92.5 million and provided $13.1 million in the first fiscal nine months of 2013 and 2012, respectively.  The change from the prior period was primarily due to changes in working capital.  Accounts receivable increased less in the current period primarily due to lower levels of wholesale shipments and the timing of cash collections in the current period.  Inventories increased more in the current period due to the timing of inventory receipts, higher levels of replenishment inventory and higher levels of jeanswear and Stuart Weitzman and Kurt Geiger footwear inventory to meet projected sales for the remainder of 2013.  Current liabilities decreased in the current period compared to an increase in the prior period due to a decrease in accounts payable in the current period compared with an increase in the prior period (primarily due to the timing of payments) and a decrease in employee compensation accruals.  Acquisition consideration liabilities also decreased in the current period due to the payment of substantially all of the remaining amounts due to SWH.  We also received $12.2 million from a lessor in the prior period to be used towards leasehold improvements to certain leased showrooms and offices.

Cash flows from investing activities used $67.4 million and $60.1 million in the first fiscal nine months of 2013 and 2012, respectively, primarily for purchases of property and equipment in both periods and the acquisition of the additional equity interest in GRI in the current period.

Cash flows from financing activities provided $39.9 million in the first fiscal nine months of 2013, primarily from $78.0 million of short-term borrowings, partially offset by repurchases of our common stock, the payment of dividends and payments of acquisition consideration liabilities.

Cash flows from financing activities provided $40.8 million in the first fiscal nine months of 2012, primarily as the result of an additional issuance of 6.875% Senior Notes due 2019 (the "2019 Notes"), partially offset by repurchases of our common stock, the payment of dividends and payments of acquisition consideration liabilities.

We repurchased 1.1 million shares of our common stock for $14.5 million on the open market during the first fiscal nine months 2013 and 3.3 million shares of our common stock for $34.0 million on the open market during the first fiscal nine months 2012.  As of October 5, 2013, $156.9 million of Board authorized repurchases was still available.  We may make additional share repurchases in the future depending on, among other things, market conditions and our financial condition.

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

        Availability under the Credit Facility is determined with reference to a borrowing base consisting of a percentage of eligible inventory, accounts receivable, credit card receivables and licensee receivables, minus reserves determined by the joint collateral agents.  At October 5, 2013, we had $78.0 million in cash borrowings and $18.3 million of letters of credit outstanding, and our remaining availability was $448.3 million.  If availability under the Credit Facility falls below a stated level, we will be required to comply with a minimum fixed charge coverage ratio.  The Credit Facility also contains affirmative and negative covenants that, among other things, will limit or restrict our ability to (1) incur indebtedness, (2) create liens, (3) merge, consolidate, liquidate or dissolve, (4) make investments (including acquisitions), loans or advances, (5) sell assets, (6) enter into sale and leaseback transactions, (7) enter into swap agreements, (8) make certain restricted payments (including dividends and other payments in respect of capital stock), (9) enter into transactions with affiliates, (10) enter into restrictive agreements, and (11) amend material documents.  The Credit Facility is secured by a first priority lien on substantially all of our personal property.

On June 18, 2013, Moody's Investors Service lowered our Corporate Family Rating to Ba3 from Ba2 and the ratings assigned to our senior unsecured notes to B1 from Ba3.

On October 30, 2013, we announced that our Board of Directors had declared a quarterly cash dividend of $0.05 per share to all common stockholders of record as of November 15, 2013 for payment on November 29, 2013.

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

At October 5, 2013, the fair value of our fixed rate debt was $870.5 million.  On that date, the potential decrease in fair value of our fixed rate long-term debt instruments resulting from a hypothetical 10% adverse change in interest rates was approximately $79.1 million.

Our primary interest rate exposures on variable rate credit facilities are with respect to United States and Canadian short-term rates.  Cash borrowings under these facilities bear interest at rates that vary with changes in prevailing market rates.  At October 5, 2013, we had $650.0 million in variable rate credit facilities, under which $78.0 million of cash borrowings and $18.3 million of letters of credit were outstanding.

We have outstanding interest rate swaps to convert a portion of our 2019 Notes to variable-rate debt.  Under the terms of the swap contracts related to the 2019 Notes, we are required to make semiannual variable-rate payments to the counterparties calculated based on six-month LIBOR rates (which are reset in arrears on each payment date) plus a spread ranging from 4.2425% to 4.75%, and the counterparties are obligated to make semiannual fixed-rate payments to us of 6.875%.  The swap transactions have a termination date of March 15, 2019, the date on which the 2019 Notes mature.  At October 5, 2013, the fair value of the interest rate swaps was a net asset of $2.3 million.

At October 5, 2013, we had an outstanding interest rate cap that was used in conjunction with previous interest rate swaps on our $250 million 5.125% Senior Notes due 2014 to limit our floating rate exposure.  The cap has a termination date of November 15, 2014.  At October 5, 2013, the fair value of the interest rate cap was an asset of less than $0.1 million.

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

At October 5, 2013, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total notional value of US$5.4 million at a weighted-average exchange rate of 1.012 maturing through January 2014 and to exchange £6.0 million for U.S. Dollars at an exchange rate of 1.623 maturing through December 2013.  The fair value of these contracts at October 5, 2013 was a net unrealized gain of $0.2 million.  We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements, because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged.  We are exposed to credit-related losses if the counterparty to a financial instrument fails to perform its obligation.  However, we do not expect the counterparties, which presently have high credit ratings, to fail to meet their obligations.

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

We have made changes to our internal controls and procedures over financial reporting to address the implementation of SAP, an enterprise resource planning ("ERP") system.  SAP will integrate our operational and financial systems and expand the functionality of our financial reporting processes.  We began the process of implementing SAP throughout The Jones Group Inc. and our consolidated subsidiaries during the fourth quarter of 2006.  During the third fiscal quarter of 2013, no additional businesses were converted to this system.  We have adequately controlled the transition to the new processes and controls, with no negative impact to our internal control environment.  We expect to continue the implementation of this system to all locations over a multi-year period.  As the phased implementation occurs, we will experience changes in internal control over financial reporting.  We expect this ERP system to further advance our control environment by automating manual processes, improving management visibility and standardizing processes as its full capabilities are utilized.

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

Date: October 31, 2013
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