Form 10-K
period 2013-12-31
JONES GROUP INC
filed 2014-02-18
CIK 874016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2013

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
Large accelerated filer  [X]Accelerated filer  [  ]Non-accelerated filer  [  ]Smaller reporting company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     [  ] Yes  [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the registrant's common stock as reported on the New York Stock Exchange composite tape on July 6, 2013, was approximately $1,071,255,912.

As of February 17, 2014, 78,912,669 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:

Document	Part
Those portions of the registrant's proxy statement for the registrant's 2014 Annual Meeting of Stockholders (the "Proxy Statement") that are specifically identified herein as incorporated by reference into this Form 10-K.
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

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

This Report includes, and incorporates by reference, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements regarding our expected financial position, business and financing plans are forward-looking statements.  The words "believes," "expects," "plans," "intends," "anticipates" and similar expressions identify forward-looking statements.  Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including:

•
uncertainties and expenses associated with the proposed acquisition of Jones by Sycamore Partners, including any conditions imposed on the parties in connection with the consummation of the transaction and approval of the transaction by our shareholders (or the failure to obtain such approval);

•
the effect that uncertainties related to the proposed acquisition of Jones by Sycamore Partners could have on our business, including our ability to maintain relationships with customers, employees or suppliers;

•
risks and uncertainties related to the ability of third parties to fulfill their obligations related to the proposed acquisition, including providing financing under current financial market conditions;

•
risks and uncertainties related to the ability of the parties to satisfy the conditions to closing the proposed acquisition and the risk that the proposed acquisition and the other transactions contemplated by the merger agreement may not be completed in the time frame expected by the parties or at all;

•	risks and uncertainties associated with the effect of national, regional and international economic conditions;
•	lowered levels of consumer spending resulting from a general economic downturn or lower levels of consumer confidence;
•	the tightening of the credit markets and our ability to obtain capital on satisfactory terms;
•	given the uncertain economic environment, the possible unwillingness of committed lenders to meet their obligations to lend to borrowers, in general;
•	the performance of our products within the prevailing retail environment;
•	customer acceptance of both new designs and newly-introduced product lines;
•	our reliance on a few department store groups for large portions of our business;
•	our ability to identify acquisition candidates and, in a competitive environment for such acquisitions, acquire such businesses on reasonable financial and other terms;
•	the integration of the organizations and operations of any acquired business into our existing organization and operations;
•	consolidation of our retail customers;
•	financial difficulties encountered by our customers;
•	the effects of vigorous competition in the markets in which we operate;
•	our ability to attract and retain qualified executives and other key personnel;
•	our reliance on independent foreign manufacturers, including political instability in countries where contractors and suppliers are located;
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

Our internationally recognized brands and licensing agreements (L) include: Nine West, Jones New York, Anne Klein, Kurt Geiger, Rachel Roy (L), Robert Rodriguez, Robbi & Nikki, Stuart Weitzman, Brian Atwood (L), Easy Spirit, Carvela, Gloria Vanderbilt, l.e.i., Bandolino, Enzo Angiolini, Nine & Co., Joan & David, Miss KG, Kasper, Energie, Evan-Picone, Le Suit, Mootsies Tootsies, Erika, Napier, Jessica Simpson (L), Givenchy (L), Judith Jack, Albert Nipon, Pappagallo and Rafe (L).

Agreement to be Acquired by Sycamore Partnersss

On December 19, 2013, we entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the acquisition of Jones by an affiliate of Sycamore Partners, L.P. and Sycamore Partners A, L.P. ("Sycamore").  Under the terms of the Merger Agreement, which was unanimously approved by our Board of Directors, Sycamore will acquire all of the outstanding shares of our common stock for $15.00 per share in cash.  The transaction, which is structured as a one-step merger with Jones as the surviving corporation (the "Merger"), is subject to customary closing conditions, including approval of the holders of a majority of our shares that vote on the proposal to adopt the Merger.  In connection with the transactions contemplated by the Merger Agreement, we have also agreed to suspend payment of our regular quarterly dividend.  Concurrently with the signing of the Merger Agreement, Sycamore entered into separate purchase agreements with certain of its controlled affiliates which provide for the transfer of ownership of certain of our lines of business to such affiliates upon completion of the Merger.

We currently plan to complete the proposed Merger in the second fiscal quarter of 2014.  However, we cannot assure you that the Merger will be completed nor can we predict the exact timing of the completion of the Merger, because it is subject to the satisfaction of various conditions, many of which are beyond our control.  If the Merger is approved by our shareholders and is consummated, our shares of common stock will cease to be traded on The New York Stock Exchange and we will no longer be a publicly-traded company.

Sycamore has informed us that, in connection with the financing of the Merger and the other transactions contemplated by the Merger Agreement, it currently intends (i) to optionally redeem and discharge in full as of the effective time of the Merger our 5.125% Senior Notes due 2014; (ii) to conduct and consummate as of the effective time of the Merger the required change of control offer for our 6.875% Senior Notes due 2019 at the required offer price of 101% under the indenture governing these notes and (iii) for all our 6.125% Senior Notes due 2034 to remain outstanding obligations of Jones following the effective time of the Merger.  For more information and a copy of the Merger Agreement, see our Current Report on Form 8-K filed with the SEC on December 23, 2013.

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

The following table summarizes selected aspects of the products sold under both our brands and licensed brands.

Group	Category	Products	Brand	Product Classification
Jones New York	Better	Skirts, blouses, pants, jackets, sweaters, suits, dresses, casual tops, outerwear, shorts, jeanswear	Jones New York Jones New York Signature Jones New York Sport Jones New York Dress Jones Studio	Career Lifestyle Lifestyle Dresses Dresses, Suits
Nine West	Better	Skirts, blouses, pants, jackets, suits, dresses	Nine West Dress Nine West Suits Nine & Co. Nine West	Dresses Suits Dresses, Suits Lifestyle
Anne Klein	Better	Skirts, blouses, pants, jackets, sweaters, vests, dresses, casual tops	Anne Klein AK Sport Anne Klein Dress Anne Klein Suit	Lifestyle, Dresses Lifestyle Dresses Suits
Rachel Roy	Contemporary	Skirts, blouses, pants, jackets, sweaters, dresses, outerwear	Rachel Roy	Contemporary
Rachel Roy	Better	Skirts, blouses, pants, jackets, sweaters, dresses, accessories	Rachel Rachel Roy	Lifestyle
Robert Rodriguez	Contemporary	Skirts, shorts, pants, casual tops, blouses, jackets, sweaters, dresses	Robert Rodriguez	Lifestyle
Robert Rodriguez	Better	Skirts, shorts, casual tops, blouses, jackets, sweaters, dresses	Robbi & Nikki	Lifestyle
Other	Bridge	Suits	Albert Nipon	Suits
Other	Better	Skirts, blouses, pants, jackets, sweaters, suits, dresses	Kasper Evan-Picone Le Suit	Suits, Dresses, Sportswear Suits, Dresses, Sportswear Suits

In addition to the products sold under these brands, we provide design and manufacturing resources to certain retailers to develop better-priced product lines to be sold under private labels.

Domestic Wholesale Jeanswear

Our brands cover a broad array of categories for the women's, juniors and girls markets.  Within those brands, our product classifications include jeanswear, casual sportswear, activewear and lifestyle, with a focus on fit, fabric and finish.  Jeanswear and casual sportswear are designed and marketed as individual items of jeans, skirts, pants, shorts, jackets, casual tops, dresses, sweaters, active, athletic leisure ("athleisure") and related accessories which, while sold as separates, can be combined with each other and with certain of our wholesale better products into groups termed "lifestyle collection" that are designed to be worn together.  New collections are introduced in the four principal selling seasons - Spring, Summer, Fall and Holiday.  Each season is comprised of a series of individual items or groups which have scheduled shipment dates to ensure a fresh flow of goods to the retail floor.  In addition, certain brands offer key item styles, which are less seasonal in nature, on a replenishment basis.

The following table summarizes selected aspects of the products sold under our brands.

Group	Products	Brand	Product Classification
Gloria Vanderbilt	Skirts, blouses, shorts, jackets, sweaters, jeanswear, capris, casual tops, athleisure	Gloria Vanderbilt	Jeanswear Casual Sportswear
Jessica Simpson	Jeanswear, pants, capris, shorts, skirts, t-shirts, casual tops, blouses, sweaters, dresses, denim jackets, casual jackets	Jessica Simpson Jessica Simpson Jeanswear Jessica Simpson Sportswear Jessica Simpson Girls Jessica Simpson Active	Lifestyle Lifestyle Lifestyle Lifestyle Activewear
Nine West	Skirts, blouses, pants, jackets, sweaters, casual tops, dresses, jeanswear	Nine West Denim Nine West Vintage America Collection	Lifestyle Lifestyle
l.e.i.	Skirts, shorts, jeanswear, capris, casual tops, sweaters, dresses	l.e.i.	Jeanswear Casual Sportswear
Energie	Skirts, shorts, jackets, sweaters, casual tops, dresses	Energie	Casual Sportswear
Other	Skirts, blouses, pants, jackets, sweaters, jeanswear, dresses, casual tops and bottoms	Bandolino Blu Code Bleu Erika Rachel Rachel Roy	Lifestyle Jeanswear Casual Sportswear Jeanswear

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

Footwear
Category	Brand	Product Classification
Designer	Stuart Weitzman Brian Atwood B Brian Atwood Kurt Geiger	Accessible Contemporary and Modern Luxury Accessible Contemporary and Modern Luxury Contemporary Modern Luxury
Bridge	KG Carvela	Contemporary Contemporary
Better	Nine West Enzo Angiolini Anne Klein Circa Joan & David	Contemporary Contemporary Modern Classics Traditional Classics
Upper Moderate	Bandolino Easy Spirit	Modern Classics Comfort/Fit, Active, Sport/Casuals
Moderate	Nine & Co. Mootsies Tootsies Gloria Vanderbilt Cloud 9 Westies	Contemporary Modern Classics Contemporary Contemporary Contemporary

Accessories
Category	Brand	Product Classification
Designer	Stuart Weitzman Rafe/Rafe New York	Handbags Handbags
Bridge	Judith Jack	Marcasite and Sterling Silver Jewelry
Better	Anne Klein Nine West Jones New York Givenchy Rachel Rachel Roy Nine West Vintage America Collection	Handbags and Costume Jewelry Handbags, Small Leather Goods and Costume Jewelry Costume Jewelry Costume and Fashion Jewelry Costume Jewelry Costume Jewelry
Moderate	Napier	Costume Jewelry

International Wholesale

Our international wholesale operations include the sale of brand-name footwear, handbags, small leather goods, jewelry and apparel to distributors and retailers outside the United States.  Our products are distributed in over 100 countries and are available at both retail locations and e-commerce web sites operated by our international licensees.  The following table summarizes selected aspects of the products sold under our brands.

Apparel
Group	Category	Products	Brand	Product Classification
Jones New York	Better	Skirts, blouses, pants, jackets, sweaters, jeanswear, suits, dresses, casual tops, outerwear, shorts	Jones New York Jones New York Signature Jones New York Sport Jones New York Dress Jones Studio	Career Lifestyle Lifestyle/Casual Dresses Career/Casual
Nine West	Better	Skirts, blouses, pants, jackets, sweaters, suits, dresses, outerwear, shorts, casual tops, jeanswear	Nine West Dress 9&Co. Dress 9&Co. Suit Separates	Dresses Dresses Suits
Anne Klein	Bridge	Skirts, blouses, pants, jackets, sweaters, dresses	Anne Klein New York	Lifestyle
Anne Klein	Better	Skirts, blouses, pants, jackets, sweaters, vests, dresses, casual tops	AK Anne Klein Anne Klein Dress	Lifestyle Dresses
Rachel Roy	Better	Skirts, blouses, pants, jackets, sweaters, dresses	Rachel Rachel Roy	Lifestyle
Other	Better	Skirts, blouses, pants, jackets, sweaters, suits, dresses	Kasper	Suits

Footwear
Category	Brand	Product Classification
Designer	Stuart Weitzman Brian Atwood Kurt Geiger	Accessible Contemporary and Modern Luxury Accessible Contemporary and Modern Luxury Modern Luxury
Bridge	Joan & David KG Carvela	Sophisticated Classics Contemporary Contemporary
Better	Nine West Nine West Vintage America Collection Enzo Angiolini Anne Klein Circa Joan & David Miss KG	Contemporary Contemporary Contemporary Modern Classics Traditional Classics Contemporary
Upper Moderate	Easy Spirit Bandolino	Comfort/Fit, Active, Sport/Casuals Modern Classics
Moderate	Nine & Co. Mootsies Tootsies	Contemporary Modern Classics

Accessories
Category	Brand	Product Classification
Designer	Stuart Weitzman Rafe/Rafe New York Kurt Geiger	Handbags Handbags Handbags, Purses, Hats, Gloves, Jewelry, Belts and Travel Accessories
Bridge	KG Carvela	Handbags and Purses Handbags and Purses
Better	AK Anne Klein Nine West Miss KG	Handbags Handbags and Small Leather Goods Handbags and Purses
Moderate	Nine & Co.	Handbags

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

We began 2013 with 594 retail locations and had a net decrease of 91 locations during the year to end the year with 503 locations, which includes 139 specialty retail stores and 364 outlet stores.  We continue to review our retail operations for underperforming locations.  As a result of this review, we have decided to continue to close retail locations that no longer provide strategic benefits.  During 2013, we closed 113 locations and anticipate closing additional locations in 2014.

Specialty Retail Stores.  At December 31, 2013, we operated a total of 139 specialty retail stores.  These stores sell either footwear and accessories or apparel (or a combination of these products) primarily under their respective brand names.  Our Nine West, Easy Spirit and Kurt Geiger retail stores also offer selections of certain exclusive styles not marketed to our wholesale customers.  Specialty retail stores may also sell products licensed by us, including belts, legwear, outerwear, watches and sunglasses.

The following table summarizes selected aspects of our specialty retail stores at December 31, 2013.

Store Type	Number of locations	Brands offered	Type of locations	Average store size (sq. ft.)
Nine West	76	Primarily Nine West	Upscale and regional malls and urban retail centers	1,646
Easy Spirit	16	Primarily Easy Spirit	Upscale and regional malls and urban retail centers	1,393
Stuart Weitzman	43	Stuart Weitzman	Upscale and regional malls and urban retail centers	1,724
Kurt Geiger	3	Primarily Kurt Geiger, Carvela and KG	Upscale and regional malls and urban retail locations	2,178
Brian Atwood	1	Brian Atwood	Urban retail locations	2,562

Outlet Stores.  At December 31, 2013, we operated a total of 364 outlet stores.  Our shoe stores focus on breadth of product line, as well as value pricing, and offer a distribution channel for our residual inventories.  The majority of the shoe stores' merchandise consists of new production of current and proven prior season's styles, with the remainder of the merchandise consisting of discontinued styles from our specialty retail footwear stores and wholesale divisions.  The apparel stores focus on breadth of product line and value pricing.  In addition to our brand name merchandise, these stores also sell merchandise produced by our licensees.

The following table summarizes selected aspects of our outlet stores at December 31, 2013.

Store type	Number of locations	Brands offered	Type of locations	Average store size (sq. ft.)
Nine West	142	Primarily Nine West	Manufacturer outlet centers	2,788
Jones New York	99	Primarily Jones New York	Manufacturer outlet centers	3,831
Easy Spirit	70	Primarily Easy Spirit	Manufacturer outlet centers	3,393
Kasper	52	Primarily Kasper and Le Suit	Manufacturer outlet centers	2,623
Stuart Weitzman	1	Stuart Weitzman	Manufacturer outlet centers	1,602

Internet.  At December 31, 2013, we operated e-commerce web sites at www.jny.com, www.ninewest.com, www.easyspirit.com, www.stuartweitzman.com, www.anneklein.com, www.rachelroy.com, www.brianatwood.com and www.us.kurtgeiger.com.  Through these web sites, we market either footwear and accessories, apparel or a combination of these products, primarily under their respective brand names.  The selection of products is substantially consistent with the product offerings in our applicable corresponding retail store concepts.  Our e-commerce systems allow us to fulfill customer orders from inventory at our retail store locations if the items are not available at our distribution center.  Certain of our products are also sold directly to consumers through the e-commerce web sites of select wholesale customers.

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

We began 2013 with 333 retail locations and opened a net 23 additional locations during the year to end the year with 356 locations.

Retail Stores.  At December 31, 2013, we operated a total of 60 specialty retail stores and 45 outlet stores.  These stores sell either footwear and accessories or apparel (or a combination of these products) primarily under their respective brand names.

The following table summarizes selected aspects of our retail stores at December 31, 2013.

Store Type	Number of locations	Brands offered	Countries of Operation	Average store size (sq. ft.)
Kurt Geiger	47	Primarily Kurt Geiger, KG and Carvela	United Kingdom, Ireland and Italy	1,809
Stuart Weitzman	7	Stuart Weitzman	France, Italy, Monaco, Spain	1,222
Kurt Geiger Outlet	8	Primarily Carvela, KG and Miss KG	United Kingdom	1,679
Nine West	4	Primarily Nine West	United Kingdom	1,303
Vince Camuto	1	Primarily Vince Camuto	United Kingdom	1,392
Specialty Apparel	1	Various	Canada	7,643
Outlet Apparel	37	Various	Canada	3,938

Concessions.  At December 31, 2013, we operated a total of 251 concession locations, which are typically located within department stores in Europe.  The concession locations focus on breadth of product line.  In addition to our brand name merchandise, certain stores also sell merchandise produced by other manufacturers.

The following table summarizes selected aspects of our concession locations at December 31, 2013.

Concession type	Number of locations	Products offered	Countries of Operation	Average size (sq. ft.)
Kurt Geiger	178	Multi-branded footwear and accessories	United Kingdom, Ireland, Italy, Germany	1,779
Jones New York, Anne Klein, and Rachel Roy	72	Apparel and costume jewelry	Spain	884
Stuart Weitzman	1	Footwear and accessories	France	290

Other.  We also have Nine West, Enzo Angiolini, AK Anne Klein, Anne Klein, Easy Spirit, Stuart Weitzman and Kurt Geiger retail locations operated by licensees throughout the world.  For more information, see "Licensing of Company Brands."

Internet.  At December 31, 2013, we operated e-commerce web sites accessible to international customers at www.kurtgeiger.com, www.ninewest.co.uk and the value-based "outlet" site www.shoeaholics.com.  In addition, international consumers can purchase our products through our www.stuartweitzman.com web site, which redirects consumers to the appropriate site for their country.  Through these web sites, we market either footwear and accessories, apparel or a combination of these products, primarily under their respective brand names.  The selection of products is substantially consistent with the product offerings in our applicable corresponding retail store concepts.  Our e-commerce systems allow us to fulfill customer orders from inventory at our retail store locations if the items are not available at our distribution center.  International consumers can also purchase our products through third-party websites and websites operated by concessions and licensees.

Licensed Brands

We have an exclusive license to produce, market and distribute costume jewelry in the United States, Canada, Mexico and Japan under the Givenchy trademark pursuant to an agreement with Givenchy which expires on December 31, 2015.  The agreement requires us to pay a percentage of net sales against guaranteed minimum royalty and advertising payments as set forth in the agreement.

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

We have a sub-license agreement with VCJS, LLC ("VCJS") to design, develop, produce and distribute in the United States, Mexico and Canada Jessica Simpson jeanswear, activewear and sportswear under the Jessica Simpson (signature) trademark which VCJS licenses from With You, Inc. ("WYI").  The agreement, which expires on December 31, 2014 (October 15, 2014 if the master license between WYI and VCJS is not renewed), requires us to pay a percentage of net sales against guaranteed minimum royalty and pooled marketing fee payments as set forth in the agreement.  The agreement contains renewal options under certain conditions through December 31, 2023.

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

Purchasing, Manufacturing and Quality Control

Apparel

Apparel sold by us is produced in accordance with our design, specification and production schedules through an extensive network of independent factories located throughout the world, primarily in Asia, with additional production located in the Middle East and Africa.  Nearly all our apparel products were manufactured outside North America during 2013.  Our apparel products are manufactured according to plans prepared each year which reflect prior years' experience, current fashion trends, economic conditions and management estimates of a line's performance.

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

During 2013, nearly all our footwear products (excluding Stuart Weitzman, Kurt Geiger and Brian Atwood) were manufactured by independent footwear manufacturers located in Asia (primarily China).  Stuart Weitzman products and Kurt Geiger and Brian Atwood footwear products are primarily manufactured in both independent and related factories in Europe, primarily in Spain and Italy.  The majority of other Kurt Geiger footwear products (Carvela, KG and Miss KG), purchased from third-party manufacturers, are manufactured in Asia or South America (primarily Brazil).  Our handbags and small leather goods are sourced through our own buying office in China, which utilizes independent third party manufacturers also located primarily in China, and through independent factories in Europe.  Our products have historically been purchased in pre-set United States Dollar prices, although Stuart Weitzman and Brian Atwood products are primarily purchased in Euros, and Kurt Geiger products are purchased in a combination of Pounds and U.S. Dollars, in addition to Euros.  To date, we generally have not been materially adversely affected by fluctuations in exchange rates.  However, volatility in the exchange rates between the United States Dollar and these currencies could cause our manufacturing costs to fluctuate significantly.

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

Our jewelry products are manufactured by independently-owned jewelry manufacturers in Asia.  Sourcing our products from third-party manufacturers enables us to better control costs and avoid significant capital expenditures, work in process inventory, and costs of managing a larger production workforce.  Our products have historically been purchased from Asian manufacturers in pre-set United States Dollar prices.  To date, we generally have not been materially adversely affected by fluctuations in exchange rates.  However, volatility in the exchange rates between the United States Dollar against major world currencies, coupled with higher labor and raw material costs being experienced by some of our foreign manufacturers, primarily in China, could cause our manufacturing costs to fluctuate significantly.

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

Marketing

Our ten largest customer groups, principally department stores, accounted for approximately 49% of gross revenues in 2013.  Macy's, Inc. ("Macy's"), our largest customer in 2013, accounted for 15% of our 2013 gross revenues.

We believe that several significant trends are occurring in the apparel, footwear and accessories industry.  We believe a trend exists among our major customers to expand the differentiation of their offerings and to achieve strategic advantages over competitors by devoting more resources to the development of exclusive products—whether products that the retailer designs (private labels) or exclusive brands produced for the retailer by national brand manufacturers.  Retailers are placing more emphasis on developing their brand images and building strong images for their private label merchandise.  Exclusive brands, as the term implies, are only available from a specific retailer, and thus customers loyal to these brands can only find them in the stores of that retailer.  We have responded to this trend by leveraging our design, production and marketing capabilities to develop and provide private label products for certain customers and products under certain of our brands to select customers, such as providing l.e.i. products exclusively to Wal-Mart Stores Inc. ("Walmart") and Rachel Rachel Roy products exclusively to Macy's in the U.S.  While the private label lines compete directly with our product lines and may receive more prominent positioning on the retail floor by department stores, creating more competition, we believe that national brands are often preferred by the consumer.

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

We have multi-dimensional advertising campaigns (comprised of print, outdoor, digital, social, video and event-based strategies) for Jones New York, Nine West, l.e.i., Anne Klein, Rachel Roy, Rachel Rachel Roy, B Brian Atwood, Stuart Weitzman and Kurt Geiger.  The advertising campaigns and marketing programs for our brands in 2013 involved the launch of several new brand campaigns in multiple channels, the expansion of innovative uses of digital and social media to engage customers and attract new fans through original video content, the use of influencer programs featuring fashion bloggers, programs focused on philanthropic initiatives involving our brands, and the debuts of new product collections, design collaborations, websites and retail store concepts.

Backlog

We had unfilled customer orders of approximately $944.7 million and $996.7 million at December 31, 2013 and 2012, respectively.  These amounts include both confirmed and unconfirmed orders which we believe, based on industry practice and past experience, will be largely confirmed.  The amount of unfilled orders at a particular time is affected by a number of factors, including the mix of product, the timing of the receipt and processing of customer orders and scheduling of the manufacture and shipping of the product, which in some instances is dependent on the desires of the customer.  Backlog is also affected by a continuing trend among customers to reduce the lead time on their orders.  Due to these factors, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

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
Jones New York
Men's Neckwear, Jewelry, Belts, Small Leather Goods (Canada)
Men's Dress Shirts (Canada)
Men's Tailored Clothing (Suits, Suit Separates, Sport Coats, Dress Slacks, Rainwear, Dress Overcoats and Outerwear) (Canada)
Men's Tailored Clothing, Formal Wear (U.S., Mexico, Philippines)
Men's Neckwear (U.S.)
Men's Umbrellas, Rain Accessories (U.S., Canada)
Men's and Women's Optical Eyewear (U.S., Canada, Argentina, Aruba, Australia, Bahamas, Barbados, Belize, Benelux, Bermuda, Bolivia, Chile, Colombia, Costa Rica, Curacao, Cyprus, Denmark, Dominican Republic, Ecuador, El Salvador, Finland, France, French Guiana, Germany, Guatemala, Honduras, Indonesia, Ireland, Israel, Jamaica, Korea, Kuwait, Lebanon, Mexico, New Zealand, Nicaragua, Norway, Panama, Paraguay, Peru, Philippines, Qatar, Russia, Saudi Arabia, South Africa, St. Maarten, Suriname, Sweden, Thailand, Trinidad &Tobago, Turkey, United Arab Emirates, United Kingdom, Uruguay, Venezuela)
Women's Costume Jewelry (Canada)
Women's Swimwear (U.S., Canada, Bermuda, Mexico, Spain)
Women's Legwear (U.S., Canada)
Women's Outerwear, Leather Outerwear, Rainwear (U.S., Canada, Mexico, Spain)
Women's Wool Coats (U.S.,  Canada, Mexico, Spain)
Women's Scarves, Wraps  (U.S., Canada, Bermuda, Mexico, Spain)
Women's Sleepwear, Loungewear, Daywear, Foundations (U.S., Bermuda, Canada, El Salvador, Guatemala, Jamaica, Lebanon, Mexico, Panama, Philippines, Saudi Arabia, Sri Lanka, Spain, Venezuela)
Women's Sunglasses (U.S., Canada, Bermuda, Mexico, Spain)
Women's Umbrellas, Rain Accessories (U.S., Canada)
Retail Rights for Women's Apparel (Saudi Arabia)

Albert Nipon	Men's Tailored Clothing (U.S.)
Evan-Picone	Men's Tailored Clothing (U.S.)
Mootsies Tootsies	Children's Footwear (U.S.)
Joan & David	Manufacturing and Retail Distribution Rights for Apparel, Footwear, Handbags (China, Hong Kong, Indonesia, Japan, Korea, Macau, Malaysia, Philippines, Singapore, Taiwan, Thailand)
Easy Spirit	Slippers (U.S.)
l.e.i.	Juniors' and Girls' Intimate Apparel (U.S., Canada) Juniors' and Girls' Footwear (U.S., Canada) Juniors' Optical Eyewear (U.S., Canada, Mexico)
Stuart Weitzman	Children's Footwear (U.S., Canada, Mexico, France, Germany, Switzerland, Hong Kong, Indonesia)
Napier	Wholesale Distribution for Women's Costume Jewelry (Canada)

Brand	Category
Nine West
Belts (U.S., Canada, Bermuda, Mexico, Spain)
Legwear (U.S)
Gloves, Cold Weather Accessories (U.S., Canada, Bermuda, Mexico, Spain)
Scarves (U.S., Bermuda)
Hats (U.S., Canada, Bermuda, Spain)
Leather, Wool, Casual Outerwear, Rainwear (U.S., Canada, Bermuda)
Optical Eyewear, Sunglasses and Prescription Half-Eye Readers (Worldwide rights, exercised in U.S., Canada, Mexico, Australia, India, Indonesia, Philippines, South Africa, Namibia, New Zealand, Botswana, Swaziland, Angola, Zimbabwe, Zambia, United Kingdom, Thailand)
Sunglasses, Non-Prescription Readers (U.S., Canada, Spain, Mexico, Bermuda)
Wholesale Distribution for Costume Jewelry (Canada)
Fragrance (Worldwide rights, exercised in U.S., Argentina, Chile, Uruguay, Australia, Azerbaijan, Bahrain, Belarus, Canada, China, Georgia, Greece/Cyprus, Hong Kong, India, Indonesia, Israel, Jordan, Korea, Kuwait, Lebanon, Malaysia, Mexico, Oman, Panama, Columbia, Central America, Paraguay, Peru, Philippines, Poland, Qatar, Russia, Saudi Arabia, Singapore, South Africa, Spain, Portugal, Taiwan, Thailand, Turkey, Duty Free - Caribbean, Ukraine, Venezuela, Vietnam)
Watches (Worldwide rights, exercised in U.S., Bermuda, Canada, Central America, Greece/S. Cyprus,  Mexico, Philippines, Spain, Turkey/N. Cyprus, United Kingdom)
Children's Footwear (U.S., Australia, Canada,  New Zealand)
Luggage (U.S., Canada, Mexico)
Manufacturing and Wholesale and Retail Distribution Rights for Apparel, Non-exclusive retail rights for Footwear, Belts, Cold Weather Accessories, Handbags, Hats, Luggage, Sunglasses, Watches, Jewelry, Coats, Legwear, Scarves, Sleepwear, Swimwear, Fragrances and Cosmetics if such items are made available in the Territory (China, Hong Kong,  Indonesia, Japan, Macau, Malaysia, Singapore, Taiwan, Thailand)

Nine & Co.	Sunglasses (U.S.) Watches (U.S.)
Anne Klein
Belts (U.S., Canada, Mexico, Bermuda, Panama)
Home Sewing Patterns (Worldwide Rights)
Hosiery, Casual Legwear (U.S., Canada)
Outerwear, Wool Coats, Leather Outerwear, Rainwear (U.S., Canada, Mexico)
Scarves, Woven Handkerchiefs, Cold Weather Accessories (U.S., Canada, Bermuda, Ecuador, non-exclusive license for China)
Sleepwear, Loungewear (U.S., Canada)
Luggage (U.S., Canada, Bermuda, Mexico, United Kingdom)
Sunglasses, Optical Eyewear, Readers (Worldwide rights, exercised in U.S., Canada, Mexico, Australia, New Zealand)
Wholesale Distribution for Costume Jewelry (Canada)
Watches (Worldwide rights, exercised in U.S., Algeria, Aruba, Bahamas, Bahrain, Baltic Islands, Barbados,  Belgium, Bermuda, Bonaire, British Virgin Islands, Brunei, Canada, Canary Islands, Cayman Islands, Chile,  Central America, Colombia, Costa Rica, Curacao, Denmark, Dominican Republic, Dubai, Ecuador, El Salvador, Egypt, Estonia, Gibraltar,  Greece/ S.Cyprus, Guatemala, Guam, Honduras, Hong Kong, India, Ireland, Israel, Jamaica, Korea, Lebanon, Luxembourg, Malaysia, Mexico, Morocco, Netherlands, Nicaragua, Oman, Panama,  Paraguay, Peru, Philippines, Poland, Qatar, Romania, Russia, Saudi Arabia, Singapore, South America, South Africa,  Spain, St. Croix, St. John, St. Kitts,  St. Thomas, St. Lucia, St. Maarten, Suriname, Thailand, Trinidad, Turkey/N. Cyprus, U.A.E., United Kingdom, Venezuela, Duty Free Worldwide)
Manufacturing and Wholesale and Retail Distribution Rights for Apparel, Handbags and Small Leather Goods, non-exclusive retail rights for Footwear, Belts, Scarves, Jewelry, Watches, Sunglasses (Korea)
Manufacturing and Wholesale Distribution rights for Scarves, Handkerchiefs, Cold Weather Accessories and Umbrellas (Korea)
Retail and Wholesale Distribution Rights for Apparel, Retail Rights for Handbags, Small Leather Goods, Footwear, Belts, Sunglasses, Watches, Jewelry, Coats, Sleepwear, Socks, Scarves, Swimwear, Fragrances and Cosmetics if such items are made available in the Territory (Central America, South America, Caribbean, Dominican Republic)
Retail Rights for Apparel, Non-exclusive rights to Footwear, Handbags, Small Leather Goods, Jewelry, Sunglasses, Belts, Watches, Scarves, Sleepwear, Hosiery, Umbrellas, Swimwear, and

Brand	Category

Fragrances, if applicable (Saudi Arabia)
Retail and Wholesale Distribution Rights for Apparel, Non-exclusive rights for Footwear, Handbags, Jewelry, Belts, Sunglasses, Watches, Coats, Socks, Scarves, Swimwear, Sleepwear, Fragrances and Cosmetics if such items are made available in the Territory (China, Hong Kong, Indonesia, Macau, Malaysia, Singapore, Taiwan and Thailand)
Retail and Wholesale Distribution Rights for Apparel, Belts, Scarves, Sleepwear and Socks.  Non-exclusive rights for Footwear, Handbags, Small Leather Goods, Watches, Sunglasses, Jewelry and Fragrances, if applicable (Philippines)

Anne Klein Coat	Outerwear, Wool Coats, Leather Outerwear, Rainwear (U.S., Canada, Mexico)
Anne Klein New York	Watches (U.S., Mexico) Hosiery, Casual Legwear (U.S., Canada)
Anne AK Klein	Watches (U.S.) Hosiery, Casual Legwear (U.S., Canada) Outerwear, Wool Coats, Leather Outerwear, Rainwear (U.S.) Sleepwear, Loungewear (U.S., Canada)
Rachel Roy and Rachel Rachel Roy	Women's Outerwear (U.S., Spain, Canada) Women's Daywear and Foundations (U.S.) Wholesale Distribution for Women's Costume Jewelry (Canada)
International footwear and accessories retail/ wholesale distribution
Nine West and Enzo Angiolini retail locations (Bahrain, Jordan, Kuwait, Oman, Pakistan, Qatar, the United Arab Emirates) and AK Anne Klein retail locations and wholesale distribution rights for AK Anne Klein footwear and accessories (Bahrain, Kuwait, Oman, Qatar, the United Arab Emirates)
Nine West and AK Anne Klein retail locations (Egypt, Lebanon,  Saudi Arabia)
Nine West retail locations and wholesale distribution rights for Nine West, AK Anne Klein, Enzo Angiolini, Bandolino and Easy Spirit footwear and accessories and Circa Joan & David and Mootsies Tootsies footwear (Belize, Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua, Panama)
Nine West retail locations and wholesale distribution rights for Nine West, AK Anne Klein, Enzo Angiolini, Bandolino and Easy Spirit footwear and accessories and Circa Joan & David and Mootsies Tootsies footwear (Colombia, the Dominican Republic, Ecuador, French Guiana, Guyana, Suriname, Venezuela, the Caribbean Islands)
Nine West and AK Anne Klein retail locations and wholesale distribution rights for Nine West and AK Anne Klein footwear and accessories (Bulgaria, Cyprus, Greece, Malta)
Nine West retail locations and wholesale distribution rights for Nine West footwear and accessories (Chile, Peru, Uruguay), wholesale distribution rights for Enzo Angiolini footwear and accessories (Chile) and wholesale distribution rights for Studio 9 footwear and accessories (Peru)
Nine West, Enzo Angiolini, NW Nine West and Easy Spirit retail locations and wholesale distribution rights for Nine West, Enzo Angiolini, NW Nine West and Easy Spirit footwear and accessories (Cambodia, Hong Kong, Indonesia, Japan, Korea, Macau, Malaysia, the People's Republic of China, the Philippines, Singapore, Taiwan, Thailand, Vietnam)
Nine West retail locations and wholesale distribution rights for Nine West footwear and accessories (South Africa)
Nine West, Enzo Angiolini and Westies retail locations, wholesale distribution rights for Nine West footwear and accessories and Nine West Vintage America, Nine & Co, Enzo Angiolini, Westies, AK Anne Klein, Studio 9 and Boutique 9 footwear, and manufacturing rights for Westies footwear (Mexico)
Nine West retail locations and wholesale distribution rights for Nine West footwear and accessories (Turkey, Kazakhstan, Azerbaijan, Georgia) and AK Anne Klein and Enzo Angiolini retail locations (Turkey)
Nine West, AK Anne Klein and Easy Spirit retail locations and wholesale distribution rights for Nine West, AK Anne Klein and Easy Spirit footwear and accessories (Israel)
Nine West retail locations, wholesale distribution rights for Nine West, Enzo Angiolini, Easy Spirit, Bandolino, Nine & Co. and Westies footwear and accessories and AK Anne Klein, Circa Joan & David, Joan & David, B Brian Atwood and Mootsies Tootsies footwear (Canada)
Nine West retail locations (France)
Nine West and Enzo Angiolini retail locations and wholesale distribution rights for Nine West and Enzo Angiolini footwear and accessories (Australia, New Zealand)

Brand	Category

Nine West retail locations and wholesale distribution rights for Nine West footwear and accessories (Bosnia-Herzegovina, Croatia, Czech Republic, Hungary, Macedonia, Montenegro, Serbia, Slovakia, Slovenia)
Nine West retail locations (India)
Stuart Weitzman retail locations and wholesale distribution rights for Stuart Weitzman footwear and accessories (Sydney, Melbourne and Brisbane, Australia)
Stuart Weitzman retail locations and wholesale distribution rights for Stuart Weitzman footwear and accessories (Canada)
Stuart Weitzman retail locations and wholesale distribution rights for Stuart Weitzman footwear and accessories (Qatar)
Stuart Weitzman retail location and wholesale distribution rights for Stuart Weitzman footwear and accessories (Germany)
Stuart Weitzman retail locations and wholesale distribution rights for Stuart Weitzman footwear and accessories (Greece)
Stuart Weitzman retail locations and wholesale distribution rights for Stuart Weitzman footwear and accessories (Indonesia)
Stuart Weitzman retail locations and wholesale distribution rights for Stuart Weitzman footwear and accessories (Tel Aviv, Israel)
Stuart Weitzman retail location and wholesale distribution rights for Stuart Weitzman footwear and accessories (Forte dei Marmi, Italy)
Stuart Weitzman retail location and wholesale distribution rights for Stuart Weitzman footwear and accessories (Serravalle, Italy)
Stuart Weitzman retail location and wholesale distribution rights for Stuart Weitzman footwear and accessories (Torino, Italy)
Stuart Weitzman retail locations and wholesale distribution rights for Stuart Weitzman footwear and accessories (Malaysia)
Stuart Weitzman retail locations and wholesale distribution rights for Stuart Weitzman footwear and accessories (Mexico)
Stuart Weitzman retail locations and wholesale distribution rights for Stuart Weitzman footwear and accessories (Moscow, Russia)
Stuart Weitzman retail location and wholesale distribution rights for Stuart Weitzman footwear and accessories (St. Barth)
Stuart Weitzman retail location and wholesale distribution rights for Stuart Weitzman footwear and accessories (Zurich, Switzerland)
Stuart Weitzman retail location and wholesale distribution rights for Stuart Weitzman footwear and accessories (Korea)
Stuart Weitzman retail locations and wholesale distribution rights for Stuart Weitzman footwear and accessories (India)
Stuart Weitzman retail locations and wholesale distribution rights for Stuart Weitzman footwear and accessories (UAE, Kuwait and Bahrain)
Stuart Weitzman retail locations and wholesale distribution rights for Stuart Weitzman footwear and accessories (Beijing, Nanjing and Zhengzhou, China)
Stuart Weitzman retail locations and wholesale distribution rights for Stuart Weitzman footwear and accessories (Hong Kong and China)
Stuart Weitzman retail locations and wholesale distribution rights for Stuart Weitzman footwear and accessories (Singapore)
Stuart Weitzman retail locations and wholesale distribution rights for Stuart Weitzman footwear and accessories (Taiwan and Macau)
Stuart Weitzman retail location and wholesale distribution rights for Stuart Weitzman footwear and accessories (Philippines)
Kurt Geiger retail locations (The United Arab Emirates, Qatar, Bahrain, Kuwait)
Kurt Geiger, KG and Carvela retail and wholesale distribution rights (The United Arab Emirates, Qatar, Bahrain, Kuwait)
Miss KG wholesale distribution rights (The United Arab Emirates, Qatar, Bahrain, Kuwait)
Kurt Geiger retail locations (Turkey)
Kurt Geiger, KG and Carvela retail and wholesale distribution rights (Turkey)
Miss KG wholesale distribution rights (Turkey)
Kurt Geiger, KG Carvela and Miss KG wholesale distribution rights (Lebanon)
Kurt Geiger and KG wholesale distribution rights (Azerbaijan)

Investment in GRI

We own a 34.25% equity interest in GRI, an international accessories and apparel brand management and retail-distribution network.  GRI, which (including its franchisees and websites) operated 1,023 points of sale in 12 Asian countries and France as of December 31, 2013, is the exclusive licensee of several of our brands in Asia, including Nine West, Anne Klein, AK Anne Klein, Easy Spirit, Enzo Angiolini and Joan & David.  GRI also distributes other women's apparel, shoes and accessory brands.

Trademarks

We utilize a variety of trademarks which we own, including Nine West, Jones New York, Jones New York Signature, Jones New York Sport, Jones New York Jeans, Jones Wear, Evan-Picone, Erika, Energie, Easy Spirit, Enzo Angiolini, Bandolino, Nine & Co., Westies, Pappagallo, Joan & David, Mootsies Tootsies, Napier, Judith Jack, Gloria Vanderbilt, l.e.i., Anne Klein, Anne Klein New York, AK Anne Klein, Kasper, Le Suit, Code Bleu, Stuart Weitzman, Kurt Geiger, KG, Miss KG, Carvela, Robert Rodriguez and Robbi & Nikki.  We have registered or applied for registration for these and other trademarks for use on a variety of items of apparel, footwear, accessories and/or related products and, in some cases, for retail store services, in the United States and certain other countries.  The expiration dates of the United States trademark registrations for our material registered trademarks are as follows, with our other registered foreign and domestic trademarks expiring at various dates through 2030.  Certain brands such as Jones New York are sold under several related trademarks; in these instances, the range of expiration dates is provided.  All marks are subject to renewal in the ordinary course of business if no third party successfully challenges such registrations and, in the case of domestic and certain foreign registrations, applicable use and related filing requirements for the goods and services covered by such registrations have been met.

Trademark	Expiration Dates	Trademark	Expiration Dates	Trademark	Expiration Dates
Jones New York	2014-2023	Nine & Co.	2022-2023	Kasper	2021
Jones New York Sport	2023	Napier	2019	Le Suit	2018
Evan-Picone	2018-2023	Judith Jack	2022	Joan & David	2015-2019
Nine West	2014-2023	Energie	2015-2019	Mootsies Tootsies	2020
Easy Spirit	2017-2020	Gloria Vanderbilt	2014-2022	Stuart Weitzman	2016-2023
Enzo Angiolini	2015	l.e.i.	2016-2023	Robert Rodriguez	2018
Bandolino	2014-2021	Anne Klein	2015-2022

We carefully monitor trademark expiration dates to provide uninterrupted registration of our material trademarks.  We also license the Givenchy, Rachel Roy, Rachel Rachel Roy, Jessica Simpson, Brian Atwood, B Brian Atwood, Rafe, Rafe New York and Lipsy trademarks (see "Licensed Brands" above).

We also hold numerous patents expiring at various dates through 2031 (subject to payment of annuities and/or periodic maintenance fees) and have additional patent applications pending in the United States Patent and Trademark Office.  We regard our trademarks and other proprietary rights as valuable assets which are critical in the marketing of our products.  We vigorously monitor and protect our trademarks and patents against infringement and dilution where legally feasible and appropriate.

Employees

At December 31, 2013, we had approximately 5,970 full-time employees, consisting of approximately 4,530 in the U.S. and approximately 1,440 in foreign countries.  This total includes approximately 2,250 in quality control, production, design and distribution positions, approximately 1,595 in administrative, sales, clerical and office positions and approximately 2,125 in our retail stores.  We also employ approximately 4,820 part-time employees, of which approximately 4,750 work in our retail stores.

Approximately 62 of our employees located in Vaughan, Ontario are members of the Teamsters Local Union 847, which has a collective bargaining agreement with us expiring on March 31, 2015.  Approximately 23 of our employees located in New York, New York are members of Workers United

Locals 89-22-1 and 10, which have a collective bargaining agreement that expires on May 31, 2016.  We consider our relations with our employees to be satisfactory.

ITEM 1A.  RISK FACTORS

There are certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated.  Risks and uncertainties that could adversely affect us include, without limitation, the following factors.

A number of risks and uncertainties are associated with the proposed Merger.

On December 19, 2013, we entered into the Merger Agreement providing for the acquisition of Jones by Sycamore.  The transaction is structured as a one-step merger with Jones as the surviving corporation.  A number of risks and uncertainties are associated with the Merger.  For example, there can be no assurance that certain customary conditions to closing of the Merger will be satisfied or, to the extent permitted, waived, including the adoption of the Merger Agreement by our shareholders, the absence of any legal prohibitions, the accuracy of the representations and warranties of the parties, compliance by the parties with their respective obligations under the Merger Agreement and the absence of a Jones material adverse effect.  Other events may also intervene to delay or result in the termination of the Merger, including litigation relating to the Merger, and the Merger may not be consummated in the time frame or manner currently anticipated or at all.  If the Merger is not completed, the price of our common stock may decrease to the extent that the current market price of such stock reflects an assumption that the Merger will be consummated.

The Merger Agreement contains "no shop" provisions that, subject to certain exceptions, limit our ability to discuss, facilitate or commit to third-party acquisition proposals to acquire all or a significant part of Jones.  Pending the closing of the Merger, the Merger Agreement also restricts us from engaging in certain actions without Sycamore's consent, which could prevent us from carrying out previously announced restructuring initiatives or from likewise pursuing opportunities that may arise prior to the closing of the Merger.  In addition, if the Merger Agreement is terminated under certain circumstances, we could be required to pay a termination fee of $36 million to Sycamore or to reimburse Sycamore for certain of its expenses incurred in connection with the contemplated transaction in an amount of up to $12 million.  The obligation to make the termination fee payment also could discourage a third party from pursuing an alternative acquisition proposal.

If the proposed Merger is completed, we will no longer exist as a public company and our shareholders will forego any increase in our value that might have otherwise resulted from our possible future growth.

Our business could be adversely impacted as a result of uncertainty related to the proposed Merger or by the failure to consummate the Merger.

The proposed Merger could cause disruptions to our business or our business relationships, which could have an adverse impact on our results of operations.  For example, our employees may experience uncertainty about their future roles with us, which may adversely affect our ability to hire and retain key personnel, and parties with which we have business relationships may experience uncertainty as to the future of such relationships and seek alternative relationships with third parties or seek to alter their present business relationships with us.  In addition, our management team and other employees are devoting significant time and effort to activities related to the proposed Merger.

We have incurred and will continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, and many of these fees and costs are payable regardless of whether or not the Merger is consummated.  In the event the Merger is not consummated for any reason, or the timing of its consummation is delayed, our operating results may be adversely affected as a result of the incurring of these significant additional expenses and the diversion of management attention.

Our executive officers and directors may have interests that are different from, or in addition to, those of our shareholders generally.

Our executive officers and directors may have interests in the proposed Merger that are different from, or are in addition to, those of our shareholders generally.  These interests include the acceleration and "cash-out" of restricted shares and share units; certain severance benefits that may be payable upon termination following a change in control; and the right to continued indemnification and insurance coverage by the acquirer, the surviving corporation and Sycamore after the Merger.  The interests of our directors and executive officers in the proposed Merger are described in more detail in the proxy statement regarding the Merger that we filed with the SEC.

We are subject to litigation initiated in connection with the proposed Merger, which could be time consuming and divert our resources and the attention of our management.

As described in Part I, Item 3 of this Annual Report on Form 10-K, we and the individual members of our board of directors have been named as defendants in certain lawsuits relating to the Merger Agreement and the proposed Merger.  The lawsuits generally allege that our directors breached their fiduciary duties by authorizing the Merger for an inadequate price following an inadequate process.  The lawsuits also allege that Jones, Sycamore and certain of its affiliates aided and abetted the alleged breaches of fiduciary duties by the directors.  Plaintiffs seek an injunction preventing consummation of the Merger, rescission in the event the Merger is consummated, damages and attorneys' fees and costs.

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

The apparel, footwear and accessories industries have historically been subject to cyclical variations, recessions in the general economy and uncertainties regarding future economic prospects that affect consumer spending habits, which could negatively impact our business.  The success of our operations depends on a number of factors impacting discretionary consumer spending, including general economic conditions, consumer confidence, wages and unemployment, housing prices, consumer debt, interest rates, fuel and energy costs, taxation and political conditions.  To the extent there is a downturn in the economy, it may affect consumer purchases of our products and adversely impact our growth and profitability.

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

Our ten largest customer groups, principally department stores, accounted for approximately 49% of revenues in 2013.  Macy's, Inc. accounted for approximately 15% of our 2013 gross revenues.

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

During 2013, $43.2 million of our revenues were derived from licensing royalties.  Although we generally have significant control over our licensees' products and advertising, we rely on our licensees for, among other things, operational and financial controls over their businesses.  Failure of our licensees to successfully market licensed products or our inability to replace existing licensees, if necessary, could adversely affect our revenues, both directly from reduced royalties received and indirectly from reduced sales of our other products.  Risks are also associated with a licensee's ability to:

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

Our business strategy is based on offering our products in a variety of brands, channels and price points.  This strategy is designed to provide stability should market trends shift.  As part of this strategy we license the names and brands of recognized designers and celebrities, including Givenchy, Rachel Roy, Jessica Simpson, Rafe and Lipsy.  In entering into these license agreements, we target our products towards certain market segments based on consumer demographics, design, suggested pricing and channel of distribution in order to minimize competition with our own brands and maximize profitability.  If any of our licensors determines to introduce similar products under similar brand names or otherwise change the parameters of design, pricing, distribution or target market, we could experience a significant downturn in that brand's business, adversely affecting our sales and profitability.  In addition, as products may be personally associated with these designers and celebrities, our sales of those products could be materially and adversely affected if any of those individual's images, reputations or popularity were to be negatively impacted.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The general location, use and approximate size of our principal properties are set forth below:

Location	Owned/ Leased	Use	Approximate Area in Square Feet (1)(2)
Bristol, Pennsylvania	leased	Administrative and computer services	172,600
New York, New York	leased	Administrative, executive and sales offices	742,000
Vaughan, Canada	leased	Administrative offices and distribution warehouse	125,000
Lawrenceburg, Tennessee	owned	Distribution warehouses	1,119,100
South Hill, Virginia	leased	Distribution warehouses	300,000
White Plains, New York	leased	Administrative offices	100,000
West Deptford, New Jersey	leased	Distribution warehouses	868,100
London, United Kingdom	leased	Administrative offices	51,300
Alicante, Spain	leased	Administrative offices	7,500
Los Angeles, California	leased	Administrative offices and showrooms	22,500
Fort Lauderdale, Florida	leased	Administrative offices	7,700
____________
(1)	Including mezzanine where applicable.
(2)	Excludes subleased square footage.

We sublease approximately 266,000 square feet between two office buildings in White Plains, New York to an independent third party.  Our lease of the buildings runs until February 1, 2022.

We also sublease certain office space totaling 26,000 square feet in New York, New York to several independent third parties.

We lease approximately 455,000 square feet of warehouse facilities in Goose Creek, South Carolina which are currently subleased to independent third parties.  We also have 150,000 square feet of warehouse facilities in the same location which is not currently in use and is being marketed for a subtenant.

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

In addition, we are involved in the following legal matters arising from the proposed sale of Jones to affiliates of Sycamore.

Since the announcement of the proposed Merger, we and our board of directors (the "Board") have been named as defendants in five shareholder actions brought by purported Jones shareholders (the "Actions") in the Supreme Court of the State of New York, County of New York.

On January 7, 2014, a law firm representing a purported Jones shareholder sent a letter to the Board alleging breaches of fiduciary duty related to the Merger and requesting that the Board take certain actions (the "Ettedgui Letter").  The letter indicated that that law firm's client may take legal action.

On January 13, 2014, two shareholder actions, both of which are purportedly brought directly and on behalf of a class of Jones shareholders and are unrelated to the aforementioned letter, were filed by purported Jones shareholders in the Supreme Court of the State of New York, County of New York, and are captioned Gus Voyiatgis, on behalf of himself and those similarly situated v. The Jones Group, Inc., et al., Index No. 650096/2014 (the "Voyiatgis Complaint"), and James R. Smith, Individually and On Behalf of Himself and All Others Similarly Situated v. Wesley R. Card et al., Index No. 650100/2014 (the "Smith Complaint").

On January 14, 2014, a third shareholder action was filed by a purported Jones shareholder in the Supreme Court of the State of New York, County of New York, captioned Jacky Ettedgui, On Behalf of Himself and All Others Similarly Situated v. The Jones Group, Inc., Index No. 650110/2014 (the "Ettedgui Complaint").  The plaintiff in the Ettedgui Complaint, the purported Jones shareholder referred to in the Ettedgui Letter, purportedly brings the action directly and on behalf of a class of Jones shareholders and derivatively on behalf of Jones.

On January 14, 2014, the Board formed a special litigation committee to review and investigate, with independent counsel, the alleged breaches of fiduciary duties set forth in the Ettedgui Letter and any subsequently received purported demand letters or derivative litigation brought with respect to or following any such purported demand letters, and to determine our response thereto.

On January 23, 2014, a fourth shareholder action, which purportedly is brought directly and on behalf of a class of Jones shareholders, was filed by a purported Jones shareholder in the Supreme Court of the State of New York, County of New York, and is captioned Aash Mehta, individually and on behalf of all others similarly situated v. The Jones Group, Inc. et al., Index No. 650232/2014 (the "Mehta Complaint").  On January 24, 2014, a fifth shareholder action, which purportedly is brought directly and on behalf of a class of Jones shareholders, was filed by a purported Jones shareholder in the Supreme Court of the State of New York, County of New York, and is captioned Joseph Iannuzzo, Individually and on Behalf of All Others Similarly Situated v. The Jones Group Inc. et al., Index No. 650241/2014 (the "Iannuzzo Complaint").

Each Action alleges, among other things, that the members of the Board breached their fiduciary duties to our shareholders by authorizing the Merger for inadequate consideration and pursuant to an inadequate process.  The Smith Complaint also makes fiduciary duty claims against us.  Each action also alleges, among other things, that Sycamore and/or its affiliates aided and abetted the Board's alleged breaches of fiduciary duty, and the Voyiatgis, Mehta and Iannuzzo Complaints also make aiding and abetting claims against us.  The Iannuzzo Complaint also alleges, among other things, that there were material omissions and misrepresentations in our Preliminary Proxy Statement, filed January 17, 2014 (the "Preliminary Proxy").

On January 27, 2014, the plaintiffs in the Ettedgui action and the Smith action filed amended complaints, adding new class action claims alleging, among other things, that there were material omissions and misrepresentations in our Preliminary Proxy.  The plaintiff in the Smith action also added claims purportedly brought derivatively on behalf of Jones, alleging, among other things, that members of the Board breached their fiduciary duties, and that affiliates of Sycamore aided and abetted those breaches of fiduciary duty.

The plaintiffs in each of the Actions seek equitable relief, including an injunction preventing consummation of the Merger, rescission in the event the Merger is consummated, damages, and an award of attorneys' and other fees and costs.

On January 30, 2014, a purported Jones shareholder sent a letter to the Board making a demand for inspection of certain of our books and records related to the Merger.  On January 31, 2014, a law firm representing the same purported Jones shareholder sent a letter to the Board alleging breaches of fiduciary duty related to the Merger and material omissions and misrepresentations in our Preliminary Proxy.  On the same day, a law firm representing a different purported Jones shareholder also sent a letter to the Board alleging breaches of fiduciary duty related to the Merger.  Both letters requested that the Board take certain actions.  Both letters also indicated that the law firms' clients may take legal action.  We forwarded each letter to the special litigation committee.

On February 4, 2014, we denied the demand for inspection of certain of our books and records in light of, among other things, the ongoing special litigation committee investigation.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are as follows:

Name	Age	Office
Wesley R. Card	66	Chief Executive Officer
Richard Dickson	45	President and Chief Executive Officer - Branded Businesses
Ira M. Dansky	68	Executive Vice President, General Counsel and Secretary
John T. McClain	52	Chief Financial Officer
Christopher R. Cade	46	Executive Vice President, Chief Accounting Officer and Controller

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Price range of common stock:
2013
	High	$12.945	$15.25	$17.78	$16.24
	Low	$10.62	$12.60	$14.08	$12.79
2012
	High	$12.63	$13.12	$13.98	$13.97
	Low	$8.13	$8.85	$9.48	$10.42
Dividends paid per share of common stock:
2013		$0.05	$0.05	$0.05	$0.05
2012		$0.05	$0.05	$0.05	$0.05

We have paid a quarterly $0.05 cash dividend to our shareholders since January 1, 2009, with varying dividends before such date.  However, the terms of the Merger Agreement provide that, from December 19, 2013 (the date of the Merger Agreement) until the effective time of the Merger (or the earlier termination of the Merger Agreement), we may not declare, set aside or pay any dividends on our common stock or restricted shares.

Our common stock is traded on the New York Stock Exchange under the symbol "JNY."  The above figures set forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the New York Stock Exchange Composite Tape.  The last reported sale price per share of our common stock on February 14, 2014 was $14.92, and on that date there were 632 holders of record of our common stock.  However, many shares are held in "street name;" therefore, the number of holders of record may not represent the actual number of shareholders.

Annual CEO Certification

The Annual CEO Certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual was submitted to the New York Stock Exchange on June 17, 2013.

Issuer Purchases of Equity Securities

We did not repurchase any shares on the open market during the fiscal quarter ended December 31, 2013.

Comparative Performance

The SEC requires us to present a chart comparing the cumulative total stockholder return on our common stock with the cumulative total stockholder return of (i) a broad equity market index and (ii) a published industry index or peer group.  The following chart compares the performance of our common stock with that of the S&P 500 Composite Index and the S&P 500 Apparel, Accessories & Luxury Goods Index, assuming an investment of $100 on December 31, 2008 in each of our common stock, the stocks comprising the S&P 500 Composite Index and the stocks comprising the S&P 500 Apparel, Accessories & Luxury Goods Index and the reinvestment of dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN

$400
$300
$200
$100
$0
$283
$277
$191
$204
$280
$162
$229
$285
$293
$366
$126
$146
$149
$172
$228
$100
2008
2009
2010
2011
2012
2013
The Jones Group
S&P 500
S&P 500 Apparel, Accessories & Luxury Goods Index

ITEM 6.  SELECTED FINANCIAL DATA

The following financial information is qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Report.  The selected consolidated financial information presented below is derived from our audited Consolidated Financial Statements for each of the five years in the period ended December 31, 2013.

(All amounts in millions except per share data)

Year Ended December 31,	2013	2012	2011	2010	2009
Income Statement Data
Net sales	$3,720.3	$3,750.6	$3,734.0	$3,593.5	$3,279.7
Licensing income	43.2	46.2	50.2	48.3	46.8
Other revenues	1.4	1.3	1.1	0.9	0.9
Total revenues	3,764.9	3,798.1	3,785.3	3,642.7	3,327.4
Cost of goods sold	2,435.5	2,427.4	2,440.1	2,387.2	2,181.5
Gross profit	1,329.4	1,370.7	1,345.2	1,255.5	1,145.9
Selling, general and administrative expenses	1,225.9	1,226.9	1,173.2	1,073.0	1,008.7
Trademark impairments	7.2	21.5	31.5	37.6	28.7
Goodwill impairment	49.9	47.6	-	-	120.6
Operating income (loss)	46.4	74.7	140.5	144.9	(12.1)
Interest income	0.2	0.6	0.9	1.5	2.8
Interest expense and financing costs	60.5	145.7	74.2	60.4	55.6
Loss and costs associated with repurchase of 4.250% Senior Notes	-	-	-	-	1.5
Equity in earnings (loss) of unconsolidated affiliates	0.6	2.5	3.9	(0.9)	(3.7)
(Loss) income from operations before (benefit) provision for income taxes	(13.3)	(67.9)	71.1	85.1	(70.1)
Provision (benefit) for income taxes	6.4	(12.9)	19.6	30.7	16.2
Net (loss) income	(19.7)	(55.0)	51.5	54.4	(86.3)
Less: income attributable to noncontrolling interest	0.1	1.1	0.8	0.6	0.3
(Loss) income attributable to Jones	$(19.8)	$(56.1)	$50.7	$53.8	$(86.6)
Per Share Data
(Loss) earnings per share
Basic	$(0.26)	$(0.72)	$0.62	$0.63	$(1.02)
Diluted	(0.26)	(0.72)	0.61	0.62	(1.02)

Dividends declared per share	$0.20	$0.20	$0.20	$0.20	$0.20

Weighted average common shares outstanding
Basic	73.0	74.9	79.6	82.1	81.7
Diluted	73.0	74.9	81.3	82.6	81.7
December 31,	2013	2012	2011	2010	2009
Balance Sheet Data
Working capital	$435.1	$644.5	$575.5	$719.4	$741.1
Total assets	2,511.9	2,595.5	2,715.3	2,332.4	2,025.0
Short-term debt and current portion of long-term debt and capital lease obligations	256.6	2.2	2.0	1.8	2.6
Long-term debt, including capital lease obligations	692.5	955.7	854.7	535.1	526.4
Total equity (1)	983.3	1,005.7	1,089.4	1,138.3	1,092.5

(1)	The decreases between 2010 and 2013 are primarily the result of the impairments of goodwill and indefinite-lived trademarks.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information and analysis of our results of operations from 2011 through 2013, and our liquidity and capital resources.  The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included elsewhere herein.

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

Significant highlights from the discussion and analysis of our results of operations for 2013 are as follows:

•	total revenues were $3.76 billion, a decrease of $33.2 million from a year ago;
•	gross profit, as a percent of sales, decreased to 35.3% from 36.1% a year ago;
•	operating income was $46.4 million, a decrease of $28.3 million from a year ago;
•	we recorded goodwill and trademark impairments of $57.1 million, compared with $69.1 million a year ago; and
•	diluted loss per share was $0.26, compared with loss per share of $0.72 from a year ago.

Agreement to be Acquired by Sycamore Partners

On December 19, 2013, we entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the acquisition of Jones by an affiliate of Sycamore Partners, L.P. and Sycamore Partners A, L.P. ("Sycamore").  Under the terms of the Merger Agreement, which was unanimously approved by our Board of Directors, Sycamore will acquire all of the outstanding shares of our common stock for $15.00 per share in cash.  The transaction, which is structured as a one-step merger with Jones as the surviving corporation (the "Merger"), is subject to customary closing conditions, including approval of the holders of a majority of our shares that vote on the proposal to adopt the Merger.  In connection with the transactions contemplated by the Merger Agreement, we have also agreed to suspend payment of our regular quarterly dividend.  Concurrently with the signing of the Merger Agreement, Sycamore entered into separate purchase agreements with certain of its controlled affiliates which provide for the transfer of ownership of certain of our lines of business to such affiliates upon completion of the Merger.

We currently plan to complete the proposed Merger in the second fiscal quarter of 2014.  However, we cannot assure you that the Merger will be completed nor can we predict the exact timing of the completion of the Merger, because it is subject to the satisfaction of various conditions, many of which are beyond our control.  If the Merger is approved by our shareholders and is consummated, our shares of common stock will cease to be traded on The New York Stock Exchange and we will no longer be a publicly-traded company.

Sycamore has informed us that, in connection with the financing of the Merger and the other transactions contemplated by the Merger Agreement, it currently intends (i) to optionally redeem and discharge in full as of the effective time of the Merger our 5.125% Senior Notes due 2014; (ii) to conduct and consummate as of the effective time of the Merger the required change of control offer for our 6.875% Senior Notes due 2019 at the required offer price of 101% under the indenture governing these notes and (iii) for all our 6.125% Senior Notes due 2034 to remain outstanding obligations of Jones following the effective time of the Merger.  For more information and a copy of the Merger Agreement, see our Current Report on Form 8-K filed with the SEC on December 23, 2013.

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

  We believe a trend exists among our major customers to expand the differentiation of their offerings and to achieve strategic advantages over competitors by devoting more resources to the development of exclusive products—whether products that the retailer designs under brands that it owns (private labels) or products produced exclusively for the retailer by national brand manufacturers.  Retailers are placing more emphasis on developing their brand images and building strong images for their private label merchandise.  Exclusive brands, as the term implies, are only available from a specific retailer, and thus customers loyal to these brands can only find them in the stores of that retailer.  We have responded to this trend by leveraging our design, production and marketing capabilities to develop and provide private label products for certain customers and to provide products under certain of our brands exclusively to select customers, such as providing l.e.i. products exclusively to Walmart and Rachel Rachel Roy products exclusively to Macy's in the U.S.  While the private label lines compete directly with our product lines and may receive more prominent positioning on the retail floor by department stores, creating more competition, we believe that national brands are often preferred by the consumer.

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

Actions to Improve Profitability

On April 24, 2013, we announced certain actions designed to improve profitability.  These identified actions included: (a) closing underperforming domestic retail stores (see "Retail Store Closings" below); (b) continuing our critical assessment of individual store profitability on an ongoing basis, including our consideration of converting certain stores to brands that offer the greatest opportunity for revenue growth and profitability; (c) optimizing our wholesale channel, with a focus on the sportswear division, through a more streamlined structure to support a brand-focused organization, including the consolidation of certain production, design and selling divisions, and consolidation of distribution and supply chain facilities; and (d) reducing domestic retail and corporate, support and supply chain staff.  The Merger Agreement places certain restrictions on us in regards to these actions until the effective time of the Merger (or the earlier termination of the Merger Agreement).

Retail Store Closings

As a result of our review of our retail operations for underperforming locations, we have decided to continue to close domestic retail locations that no longer provide strategic benefits.  During 2011, 2012 and 2013, we closed 96, 103 and 108 locations, respectively, and anticipate closing additional locations in 2014.  We recorded $1.6 million, $1.7 million and $3.0 million of termination benefits and associated employee costs during 2011, 2012 and 2013, respectively.  We also incurred $0.5 million, $0.4 million and $3.7 million during 2011, 2012 and 2013, respectively, for costs to terminate leases.  In connection with our decision to close these stores, we reviewed the associated long-term assets for impairments.  As a result of these reviews, we recorded $8.0 million, $0.8 million and $6.3 million of impairment losses 2011, 2012 and 2013, respectively, on leasehold improvements and furniture and fixtures located in the stores to be closed.  These costs are reported as selling, general and administrative ("SG&A") expenses in the domestic retail segment.  The Merger Agreement places certain restrictions on us in regards to retail store closings until the effective time of the Merger (or the earlier termination of the Merger Agreement).

Critical Accounting Policies

Several of our accounting policies involve significant or complex judgments and uncertainties and require us to make certain critical accounting estimates.  We consider an accounting estimate to be critical if it requires us to make assumptions that are subjective in nature or are about matters that were highly uncertain at the time the estimate was made.  The estimates with the greatest potential effect on our results of operations and financial position include the collectibility of accounts receivable, the recovery value of obsolete or overstocked inventory and the fair values of goodwill, intangible assets with indefinite lives and acquisition consideration liabilities.  Estimates related to accounts receivable and inventory affect all of our segments.  Estimates related to goodwill affect our domestic wholesale sportswear, international wholesale and international retail segments.  Estimates related to intangible assets with indefinite lives affect our domestic footwear and accessories, international wholesale, international retail and licensing and other segments.

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

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired.  Accounting rules generally require that we test at least annually for possible goodwill impairment.  We test our goodwill and our intangible assets with indefinite lives for impairment on an annual basis (during our fourth fiscal quarter) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value.  We test goodwill at the segment level where acquired businesses have been fully integrated into our existing structure and at one level below the segment level where acquired businesses have not been fully integrated.  As a result of the 2013 and 2012 impairment analysis, we recorded $49.9 million and $47.6 million in goodwill impairment, respectively.  In 2013, we determined that the goodwill balance existing in our domestic wholesale sportswear segment and the goodwill in our wholesale footwear and accessories segment related to our Brian Atwood business were impaired as a result of decreases in projected revenues and profitability.  In 2012, we determined that the goodwill balance existing in our international retail segment related to Kurt Geiger was impaired as a result of decreases in projected revenues, profitability and cash flows for the business.  There were no impairment charges as a result of the 2011 impairment analyses.

We perform our annual impairment test for indefinite-lived intangible assets during the fourth fiscal quarter of the year.  As a result of the 2013, 2012 and 2011 impairment analyses, we recorded trademark impairment charges of $7.2 million, $21.5 million and $31.5 million, respectively, as a result of decreases in projected revenues and cash flows for certain brands.  All trademark impairment charges are reported as SG&A expenses in the licensing and other segment.  In 2012, we also determined that an acquired customer relationship intangible asset from the acquisition of KG Group Holdings Limited ("Kurt Geiger") was impaired due to decreases in projected wholesale revenues, and we recorded a $5.6 million impairment charge.  This impairment charge is reported as an SG&A expense in the international wholesale segment.  For more information, see "Goodwill and Other Intangible Assets" in Notes to Consolidated Financial Statements.

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

	Assumptions		Effect of unfavorable change
	Goodwill	Trademarks	Goodwill	Trademarks
Discount rates	12.0%	12.0%	$-	$0.8
Royalty rates	--	1.0% - 8.0%	$-	$1.0
Weighted-average revenue growth rates	4.7%	6.5%	$-	$0.3
Long-term growth rates	3.0%	0% - 3.0%	$-	$-

At December 31, 2013, we had $166.4 million of goodwill, of which $46.6 million has been assigned to the domestic wholesale footwear and accessories segment, $114.5 million has been assigned to the international wholesale segment and $5.3 million has been assigned to the international retail segment.  The fair value of each operating segment other than our domestic wholesale sportswear segment significantly exceeded the segment's carrying value at December 31, 2013.  We also have $704.8 million of indefinite-lived trademarks.  Should economic conditions and trends (such as reduced consumer spending or the failure to achieve projected results) deteriorate throughout 2014 and beyond, especially in the United Kingdom and the U.S., the carrying values of trademarks and goodwill could become further impaired.

At December 31, 2013, we had a total of $6.6 million accrued for the remaining contingent consideration payments relating to the acquisitions of Moda Nicola International, LLC ("Moda") and Stuart Weitzman Holdings, LLC ("SWH").  The $5.6 million liability for Moda represents the present value, discounted at our weighted-average cost of capital, of the projected payments based on revenues and gross margins for 2013 and projected revenues and probability-weighted gross margins for 2014.  These and other assumptions are impacted by economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances.  The remaining liability for SWH is $1.0 million, which is being deferred until certain conditions are met.

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

Results of Operations

Statements of Operations Stated in Dollars and as a Percentage of Total Revenues

(In millions)	2013		2012		2011
Net sales	$3,720.3	98.8%	$3,750.6	98.7%	$3,734.0	98.6%
Licensing income	43.2	1.1	46.2	1.2	50.2	1.3
Other revenues	1.4	0.0	1.3	0.0	1.1	0.0
Total revenues	3,764.9	100.0	3,798.1	100.0	3,785.3	100.0
Cost of goods sold	2,435.5	64.7	2,427.4	63.9	2,440.1	64.5
Gross profit	1,329.4	35.3	1,370.7	36.1	1,345.2	35.5
Selling, general and administrative expenses	1,225.9	32.6	1,226.9	32.3	1,173.2	31.0
Trademark impairments	7.2	0.2	21.5	0.6	31.5	0.8
Goodwill impairment	49.9	1.3	47.6	1.3	-	-
Operating income	46.4	1.2	74.7	2.0	140.5	3.7
Interest income	0.2	0.0	0.6	0.0	0.9	0.0
Interest expense and financing costs	60.5	1.6	145.7	3.8	74.2	2.0
Equity in income of unconsolidated affiliate	0.6	0.0	2.5	0.1	3.9	0.1
(Loss) income before provision (benefit) for income taxes	(13.3)	(0.4)	(67.9)	(1.8)	71.1	1.9
Provision (benefit) for income taxes	6.4	0.2	(12.9)	(0.3)	19.6	0.5
Net (loss) income	(19.7)	(0.5)	(55.0)	(1.4)	51.5	1.4
Less: income attributable to noncontrolling interest	0.1	0.0	1.1	0.0	0.8	0.0
(Loss) income attributable to Jones	$(19.8)	(0.5)%	$(56.1)	(1.5)%	$50.7	1.3%
Percentage totals may not add due to rounding.

2013 Compared with 2012

Revenues.  Total revenues for 2013 were $3.76 billion, compared with $3.80 billion for 2012, a decrease of 0.9%.  Revenues by segment were as follows:

(In millions)	2013	2012	Increase (Decrease )	Percent Change
Domestic wholesale sportswear	$671.1	782.0	(110.9)	(14.2%)
Domestic wholesale jeanswear	822.9	746.7	76.2	10.2
Domestic wholesale footwear and accessories	916.5	919.7	(3.2)	(0.3)
Domestic retail	564.4	584.6	(20.2)	(3.5)
International wholesale	329.3	330.0	(0.7)	(0.2)
International retail	417.5	388.9	28.6	7.4
Licensing	43.2	46.2	(3.0)	(6.5)
Total revenues	$3,764.9	$3,798.1	$(33.2)	(0.9)%

Domestic wholesale sportswear revenues decreased $110.9 million, primarily due to decreased revenues in our Jones New York and Anne Klein product lines resulting from reduced shipments of both brands to lower-performing retail doors and poor product performance.  Revenues also decreased from the discontinuation of our Joneswear product lines resulting from a change in J.C. Penney's retail strategy.  Revenues in our Evan-Picone product lines decreased due to reduced shipments of suits and moderate sportswear to lower-performing retail doors.  Revenues in our Kasper suits product line decreased due to the decision of Burlington Coat Factory to exit the product line in 2013.  These decreases were slightly offset by increased shipments of our private label suit line and Robert Rodriguez product lines resulting from positive product performance at the retail level.

Domestic wholesale jeanswear revenues increased $76.2 million, primarily due to increased shipments of our Gloria Vanderbilt, l.e.i., Nine West Jeans, Bandolino and private label product lines resulting from positive product performance of both replenishment and fashion product at the retail level across our key customers.  This was slightly offset by decreased shipments of our Energie product line due to poor retail performance.

Domestic wholesale footwear and accessories revenues decreased $3.2 million.  Footwear revenues decreased $17.2 million, primarily due to decreased shipments of the following footwear lines: Enzo Angiolini, B Brian Atwood and Circa Joan & David resulting from poor product performance; Boutique 9, Joan & David, Jones New York, Rachel Rachel Roy and Gloria Vanderbilt resulting from our decision to exit the footwear category of these brands; Stuart Weitzman due to our decision to refine our distribution channel; Bandolino due to the exit of a program with a customer in the value channel; Mootsies Tootsies due to the decision of a retail customer to exit the brand in 2012 and Sam & Libby due to the sale of the trademark in August 2012.  These decreases were partially offset by increased value channel sales of our Nine West and Anne Klein footwear lines and an increase in sales to internet retailers of our Nine West footwear line.  Additionally, there were increased sales of our Easy Spirit and Nine & Co footwear lines due to strong performance at retail, shipments of our Cloud 9 footwear lines, which launched in Fall 2012, increased shipments of product for our private label businesses and the wholesale launch of Kurt Geiger footwear in the United States in Fall 2013.  Accessories revenues increased $14.0 million, primarily due to strong product performance of our Anne Klein and Nine West handbag lines, the launch of our B Brian Atwood handbags and our Nine West, Napier, Givenchy and Anne Klein jewelry lines resulting from positive product performance at the retail level.  These increases were partially offset by a decrease in shipments of Nine & Co and Rachel Rachel Roy handbags resulting from our decision to exit this category for those brands.

Domestic retail revenues decreased $20.2 million.  Revenue decreases were primarily the result of a net $29.6 million reduction related to our program to close underperforming locations, partially offset by a 1.1% increase in comparable store sales ($5.5 million) and $3.9 million in sales for new retail stores opened under the Kurt Geiger and Brian Atwood brands.  We began the current period with 594 retail locations and had a net decrease of 91 locations to end the year with 503 locations.  Our comparable e-commerce business sales increased 19.9% ($14.1 million) while our apparel store sales decreased 6.0% ($6.3 million) and our comparable footwear store sales decreased 0.7% ($2.3 million).  Comparable stores are locations (including e-commerce sites) that have been open for a full year, are not scheduled to close in the current period and are not scheduled for a footprint expansion or downsize by more than 25% or relocation to a different street or mall.

International wholesale revenues decreased $0.7 million.  A $22.5 million decrease in our Nine West international business (primarily from decreased shipments to our licensees in Asia, Canada, United Arab Emirates, Central and South America and South Africa and the exit of our licensee in Russia and Poland) was partially offset by an $9.1 million increase in shipments of our sportswear and jewelry product lines (primarily to Mexico), a $5.8 million increase in our Canadian wholesale business (resulting from positive product performance at retail), a $3.3 million increase in shipments of our Stuart Weitzman footwear product line, a $2.1 million increase in our Spanish business due to the initial shipments of Nine West products, $1.6 million of sales of the acquired Brian Atwood product line for a full year and $0.1 million of other decreases.

International retail revenues increased $28.6 million.  Sales in our Kurt Geiger locations increased $26.0 million due to a 7.0% increase in comparable store sales ($20.3 million) and new locations.  Sales in our Stuart Weitzman European retail stores increased $3.4 million, primarily due to a 23.8% increase in comparable store sales ($1.9 million).  Sales in our Spanish concession locations increased $2.1 million, primarily due to new locations.  Sales in our Canadian retail locations decreased $2.9 million due to decreases in comparable store sales of 6.8%.  Total comparable store sales for our international retail locations increased 5.5% ($19.4 million).  We began the current period with 333 locations and had a net increase of 23 locations to end the period with 356 locations.

Licensing revenues decreased $3.0 million, primarily due to decreased sales volume of our licensees for Jones New York, termination of our licenses with licensees in Poland and Russia and the repurchase of a footwear license from one our licensees in the fourth quarter of 2013.

Gross Profit.  The gross profit margins were 35.3% and 36.1% in 2013 and 2012, respectively.

Domestic wholesale sportswear gross profit margins were 29.1% and 33.1% for 2013 and 2012, respectively.  The decrease was primarily due to lower recovery on sales to off-price retailers and a strategic change to lower selling prices of our Jones New York products to be more competitive with our peers.

Domestic wholesale jeanswear gross profit margins were 24.4% and 24.0% for 2013 and 2012, respectively.  The increase was primarily due to the mix of products sold as well as improved margins for certain brands due to lower production costs and/or increased wholesale prices for certain brands.

Domestic wholesale footwear and accessories gross profit margins were 29.5% and 29.9% for 2013 and 2012, respectively.  The decrease was primarily due to increased production costs due to unfavorable movements in the Euro, pricing pressures and lower recovery on sales to off-price retailers, partially offset by an increase in full price sales as a percentage of total sales.

Domestic retail gross profit margins were 51.4% and 50.9% for 2013 and 2012, respectively.  The increase was primarily due to lower levels of promotional activity and the mix of products sold, partially offset by higher production costs for our Stuart Weitzman brand due to unfavorable movements in the Euro.

International wholesale gross profit margins were 31.2% and 30.3% for 2013 and 2012, respectively.  The increase was primarily due to lower sourcing and agent costs resulting from the mix of licensees in our Nine West international business, favorable effects of our hedges between the Canadian dollar and U.S. Dollar and the mix of products sold, partially offset by higher production costs due to the effect of the Euro.

International retail gross profit margins were 54.3% and 55.2% for 2013 and 2012, respectively.  The decrease was primarily due to promotional activity in both our Spanish business and our Kurt Geiger European retail locations as well as cold weather in these locations during spring, which dampened the sales of the full-priced spring season products, and increased costs for our Stuart Weitzman brand due to unfavorable movements in the Euro, partially offset by lower promotional activity for our Canadian stores and the favorable exchange rates between the Canadian dollar and U.S. Dollar.

Selling, General and Administrative Expenses.  SG&A expenses were $1.23 billion in both 2013 and 2012.

Domestic wholesale sportswear SG&A expenses decreased $20.1 million, primarily due to a $9.1 million reduction in compensation expenses due to a lower headcount, a $4.2 million reduction in advertising and marketing expenses, a $3.8 million decrease in severance expense, a $2.6 million net decrease in distribution expenses due to a decrease in units shipped, a $2.3 million decrease in administrative expenses, a $0.8 million decrease in samples expense, a $0.7 million decrease in depreciation expense due to the disposal of certain assets in the prior year and $1.3 million of other net decreases.  These decreases were partially offset by a $0.8 million increase in the acquisition consideration payable related to the acquisition of Moda in the current period, compared with a $3.9 million reduction in the prior period, due to higher projected sales of Moda.

Domestic wholesale jeanswear SG&A expenses decreased $1.7 million, primarily due to a $4.0 million decrease in marketing and advertising expenses, a $1.3 million decrease in outside services due to lower fabric testing costs and a $0.4 million decrease in administrative expenses.  These decreases were partially offset by a $2.5 million increase in compensation expense due to higher headcount to support revenue growth, a $0.7 million increase in distribution expenses driven by increased sales volume, a $0.6 million increase in royalties associated with the growth of the Jessica Simpson brand and $0.2 million of other net cost increases.

Domestic wholesale footwear and accessories SG&A expenses decreased $16.8 million, primarily due to a net $16.6 million decrease in losses recorded related to future costs of leases on buildings we do not currently use, a $5.3 million reduction in compensation expenses (due to headcount reductions, the transfer of certain positions to our domestic retail and licensing and other segments, as well as reduced pension expense), a $2.2 million net decrease in occupancy and depreciation expenses, a $2.1 million decrease in severance expense, a $1.2 million decrease in samples and $1.9 million of other net cost decreases.  These decreases were partially offset by an $8.0 million increase in administrative expenses and $4.5 million decrease in support costs charged to other business units.

Domestic retail SG&A expenses increased $3.1 million, primarily due to a $9.5 million increase in operating costs for new retail stores opened under the Kurt Geiger, Stuart Weitzman and Brian Atwood brands, a $6.7 million increase in store-related asset impairment charges compared with the prior period, a $3.3 million increase in lease termination fees, a $2.8 million increase in costs related to our e-commerce internet sites and $2.6 million due to the settlement of a legal matter.  These increases were partially offset by a net $13.4 million decrease in employee compensation and occupancy costs, a $4.2 million decrease in costs due to lower costs for services provided by other business units, a $3.0 million decrease in distribution costs from operating fewer stores in the current period and a $1.2 million loss on disposal of fixed assets in the prior year related to store closings.

International wholesale SG&A expenses increased $1.9 million, primarily due to a $1.8 million increase in costs related to our Mexican business (primarily higher costs for services provided by other business units), a $1.6 million write-off of assets due to the closing of a Stuart Weitzman showroom, a $1.2 million increase in cost support for our Stuart Weitzman licensees, $1.0 million increase in costs for our Spanish business (primarily for distribution and warehouse costs for the new Nine West business), a $0.8 million effect of unfavorable exchange rates between the Euro and the U.S. Dollar, $0.7 million of expenses added as a result of operating the Brian Atwood business for a full year and a $0.6 million increase in foreign commissions.  These increases were offset by a $5.8 million decrease in our Kurt Geiger business primarily due to an intangible asset impairment recognized in the prior year.

International retail SG&A expenses increased $13.9 million, primarily due to a $12.4 million increase in costs for our Kurt Geiger locations (primarily due to higher employee compensation and concession fees) and a $1.5 million increase in costs for our Stuart Weitzman locations (primarily due to operating costs for new store locations).

SG&A expenses for the licensing and other segment increased $18.7 million, primarily due to a $9.4 million increase in professional fees primarily due to costs associated with the Merger, a $4.8 million effect of unfavorable exchange rate differences between the U.S. Dollar and the British Pound and Canadian Dollar (primarily related to intercompany balances), a $3.1 million gain on sale of a trademark in the prior year, a $1.0 million increase in restricted stock amortization and $0.4 million in other net increases.

Trademark and Goodwill Impairment Losses.  As a result of our annual trademark impairment analyses, we recorded trademark impairment charges of $7.2 million and $21.5 million in 2013 and 2012, respectively, as a result of decreases in projected revenues for certain brands.  As a result of our annual goodwill impairment analysis, we recorded goodwill impairment charges of $49.9 million and $47.6 million in 2013 and 2012, respectively.  For more information, see "Goodwill and Other Intangible Assets" in Notes to Consolidated Financial Statements.

Operating Income.  The resulting operating income for 2013 was $46.4 million, compared with $74.7 million for 2012, due to the factors described above.

Net Interest Expense.  Net interest expense decreased $84.8 million, primarily due to an $88.7 million decrease in interest expense related to the SWH acquisition consideration liability, a net $2.3 million decrease in interest expense related to our interest rate swaps and cap and $0.1 million in other net decreases in the current period.  These decreases were partially offset by a $5.1 million increase resulting from the issuance of the additional $100.0 million of our of 2019 Notes in September 2012, a $0.8 million increase from borrowings under our revolving credit facility and a $0.4 million reduction of interest income due to lower cash balances in the current period.

Income Taxes.  The effective income tax rate was (48.5%) and 19.0% for 2013 and 2012, respectively.  The change is primarily due to a greater impact of nondeductible goodwill impairments on a reduced level of pre-tax loss in 2013 and a valuation allowance against a foreign net operating loss, partially offset by the effects of adjustments to deferred tax balances resulting from additional tax rate reductions in the United Kingdom and the recognition of a general business tax credit in 2013.

Net Loss and Loss Per Share.  Net loss was $19.7 million in 2013, compared with $55.0 million in 2012.  Diluted loss per share for 2013 was $0.26, compared with $0.72 for 2012, with 2.5% fewer diluted shares outstanding.

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

Domestic retail revenues decreased $46.6 million.  Revenue decreases were the result of a net $31.1 million reduction in revenues primarily related to operating fewer stores in 2012 and a 2.8% decrease in comparable store sales ($15.5 million), resulting primarily from poor product performance in our ready-to-wear stores.  We began 2012 with 672 retail locations and had a net decrease of 78 locations to end the period with 594 locations.  Our comparable apparel store sales decreased 8.3% ($10.8 million), our comparable footwear store sales decreased 0.9% ($3.1 million) and our comparable e-commerce business sales decreased 2.2% ($1.6 million).

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

International retail revenues increased $128.5 million, primarily due to a $122.4 million increase in revenues resulting from the inclusion of the acquired Kurt Geiger business for a full year, a $1.8 million increase in revenues in our Canadian business (primarily from higher realized average selling prices), a $3.4 million increase in revenues of our Jones New York products in our Spanish retail locations (which began operations in March 2011) and a $0.9 million increase in our Stuart Weitzman international business.  We began 2012 with 313 locations and had a net increase of 20 locations (primarily Kurt Geiger and Spanish locations) to end the period with 333 locations.

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

Domestic retail SG&A expenses decreased $9.4 million, primarily due to an $11.6 million reduction in occupancy and depreciation expenses and a $7.2 million reduction in salaries and benefits (both primarily due to operating fewer stores in 2012), a $9.1 million decrease in store-related impairment losses compared with the prior period, a $2.1 million reduction in credit and debit card fees (resulting from lower sales and a reduction in rates charged by our banks) and a $1.1 million reduction in advertising expenses.  These decreases were partially offset by a $7.1 million increase in operating costs related to our Stuart Weitzman domestic stores (primarily related to opening of new locations), a $4.8 million increase in costs for services provided by other supporting business units,  $4.3 million in operating costs related to the opening of the new Kurt Geiger and Brian Atwood retail locations, a $2.7 million lease liability adjustment in the prior period,  a $1.9 million write-off of settled merchandise credits in the prior period and $0.9 million of other net increases.

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

SG&A expenses for the licensing and other segment decreased $10.4 million, primarily due to a $10.8 million change in foreign currency gains and losses between the U.S. Dollar and the British Pound and Canadian Dollar, a $4.2 million net reduction in acquisition expenses, a $3.1 million gain on sale of a trademark and a $1.6 million decrease in other professional fees.  These decreases were partially offset by a $5.0 million increase in compensation expense, primarily related to higher amortization of stock-based compensation, a $2.8 million reduction in advertising contribution payments from our licensees in 2012, $0.6 million related to two licensees who have filed for bankruptcy, a $0.4 million increase in severance expense and $0.5 million in other net increases.

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

Net Interest Expense.  Net interest expense increased $71.8 million, resulting from a $68.3 million increase in interest relating to the SWH acquisition consideration liability (primarily resulting from increases in the estimated payments to be made under the acquisition agreement based on the performance of the business during the period), a $5.6 million increase resulting from the issuance of our 2019 Notes in March 2011 and September 2012 and $0.2 million of lower interest income in 2012, partially offset by a $2.2 million decrease in expenses related to our secured revolving credit agreement and a net $0.1 million decrease in interest expense from the effects of our interest rate swaps and cap.

(Benefit) Provision for Income Taxes.  The effective income tax rate was 19.0% and 27.5% for 2012 and 2011, respectively.  The difference in tax rates is primarily due to the nondeductible goodwill impairment in 2012, a greater impact of the foreign income tax differential and the effects of adjustments to deferred tax balances resulting from the effects of lower enacted tax rates in the United Kingdom on lower pre-tax income in 2012 compared with 2011.

Net (Loss) Income and Earnings Per Share.  Net loss was $55.0 million in 2012, compared with net income of $51.5 million in 2011.  Diluted loss per share for 2012 was $0.72, compared with diluted earnings per share of $0.61 for 2011, with 7.9% fewer diluted shares outstanding.

Liquidity and Capital Resources

Our principal capital requirements have been for working capital needs, capital expenditures, dividend payments, acquisition funding and repurchases of our common stock on the open market.  We have historically relied on internally generated funds, trade credit, bank borrowings and the issuance of notes to finance our operations and expansion.  As of December 31, 2013, total cash and cash equivalents were $116.4 million, a decrease of $33.2 million from the $149.6 million reported as of December 31, 2012.

We currently fund our operations primarily through cash generated by operating activities, and rely on our revolving credit facility for the issuance of letters of credit for the purchases of inventory and other business needs as well as for cash borrowings for general corporate purposes as needed.

Cash flows from operating activities provided $92.4 million, $112.7 million and $271.7 million in 2013, 2012 and 2011, respectively.

Net cash provided by operating activities decreased $20.3 million from 2012 to 2013, primarily due to lower operating income in the current period.  Accounts receivable decreased in 2013 compared with an increase in 2012 primarily due to lower levels of wholesale shipments.  Inventories increased in 2013 compared with a decrease in 2012 due to the timing of inventory receipts, higher levels of replenishment inventory and higher levels of Kurt Geiger and Stuart Weitzman footwear inventory to meet projected sales for 2014.  Accounts payable decreased in 2013 compared with an increase in 2012 primarily due to the timing of payments.  Acquisition consideration liabilities also decreased less in 2013 due to higher payments to SWH in 2012.  We also received $12.2 million from a lessor in 2012 to be used towards leasehold improvements to certain leased showrooms and offices.

Net cash provided by operating activities decreased $159.0 million from 2011 to 2012, primarily due to $94.6 million in payments of acquisition consideration liabilities related to the acquisition of SWH, compared with $5.3 million in 2011, as well as changes in net income, working capital and long-term liabilities.  Accounts receivable increased in 2012 compared with 2011, primarily due to increased sales near the end of 2012.  Inventories decreased less in 2012 compared with 2011, primarily due to projected revenue increases for early 2013 in some of our businesses.  Accounts payable increased in 2012 compared with a decrease in 2011, primarily due to the timing of payments for inventory.  We also paid $24.4 million of accrued Kurt Geiger interest subsequent to the acquisition in 2011 and received $12.2 million from lessors in 2012 to be used toward leasehold improvements to certain leased showrooms and offices.

Cash flows from investing activities used $81.4 million, $79.5 million and $243.5 million in 2013, 2012 and 2011, respectively.

Net cash used in investing activities in 2013 and 2012 funded the purchases of property and equipment for both periods and the acquisition of the additional equity interest in GRI in the current period.  In 2012, we also received $5.0 million from the sale of a trademark and funded the acquisition of Brian Atwood.  Net cash used in investing activities in 2011 funded the acquisition of Kurt Geiger, as well as the purchases of property and equipment.  Capital expenditures, which amounted to $58.7 million in 2013, are expected to be approximately $50.0 million to $60.0 million for 2014, primarily for computer systems and retail store and showroom construction and remodeling.  Although many of the anticipated expenditures for 2014 are discretionary, we believe they are necessary to maintain consistent operating levels.  We expect to fund the expenditures from cash generated by operations.

Cash flows from financing activities used $42.8 million in 2013, primarily for repurchases of our common stock, the payment of dividends and payments of acquisition consideration liabilities.

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

In March 2011, we issued the 2019 Notes.  Net proceeds were $293.4 million, of which $45.0 million was used to repay amounts then outstanding under our secured revolving credit agreement.  In September 2012, we issued an additional $100.0 million of the 2019 Notes.  Net proceeds (including a premium of $3.5 million) were $100.9 million, which will be used for general corporate purposes.  These additional notes are being treated as a single series with, and have the same terms as and are fungible with, the previously-issued 2019 Notes.

We repurchased 1.2 million shares of our common stock for $14.5 million in 2013, 4.2 million shares of our common stock for $44.0 million in 2012 and 7.2 million shares of our common stock for $78.0 million in 2011.  As of December 31, 2013, $156.9 million of Board authorized repurchases was still available.  However, under the Merger Agreement, we are prohibited from repurchasing any additional common stock until the effective time of the Merger (or the termination of the Merger Agreement).

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

        Borrowings under the Credit Facility may be used to refinance existing indebtedness, to make certain investments (including acquisitions, although these are subject to restrictions under the Merger Agreement until the effective time of the Merger or the termination of the Merger Agreement), and for general corporate purposes in the ordinary course of business.  Such borrowings bear interest either based on the alternate base rate, as defined in the Credit Facility, or based on Eurocurrency rates, each with a margin that depends on the availability remaining under the Credit Facility.  The Credit Facility contains customary events of default.

        Availability under the Credit Facility is determined with reference to a borrowing base consisting of a percentage of eligible inventory, accounts receivable, credit card receivables and licensee receivables, minus reserves determined by the joint collateral agents.  At December 31, 2013, we had no cash borrowings and $19.6 million of letters of credit outstanding, and our remaining availability was $387.2 million.  If availability under the Credit Facility falls below a stated level, we will be required to comply with a minimum fixed charge coverage ratio.  The Credit Facility also contains affirmative and negative covenants that, among other things, will limit or restrict our ability to (1) incur indebtedness, (2) create liens, (3) merge, consolidate, liquidate or dissolve, (4) make investments (including acquisitions), loans or advances, (5) sell assets, (6) enter into sale and leaseback transactions, (7) enter into swap agreements, (8) make certain restricted payments (including dividends and other payments in respect of capital stock), (9) enter into transactions with affiliates, (10) enter into restrictive agreements, and (11) amend material documents.  The Credit Facility is secured by a first priority lien on substantially all of our personal property.

Sycamore has informed us that, in connection with the financing of the Merger and the other transactions contemplated by the Merger Agreement, it currently intends: (i) to optionally redeem and discharge in full as of the effective time of the Merger our 5.125% Senior Notes due 2014; (ii) to conduct and consummate as of the effective time of the Merger the required change of control offer for our 6.875% Senior Notes due 2019 at the required offer price of 101% under the indenture governing such notes; and (iii) for all our 6.125% Senior Notes due 2034 to remain outstanding obligations of Jones following the effective time of the Merger.

On June 18, 2013, Moody's Investors Service lowered our Corporate Family Rating to Ba3 from Ba2 and the ratings assigned to our senior unsecured notes to B1 from Ba3.

We recorded a net pension gain of $10.8 million in 2013 to other comprehensive income resulting primarily from investment gains and increasing the discount rate used to determine projected pension benefits and investment losses.  We recorded net pension expenses of $0.8 million and $10.9 million in 2012 and 2011, respectively, to other comprehensive income resulting primarily from the lowering of the discount rate used to determine projected pension benefits and investment losses.  Our pension and postretirement plans are currently underfunded by a total of $9.0 million.  As the benefits under our defined benefit pension plans are frozen with respect to service credits, the effects on future pension expense are not anticipated to be material to our results of operations or to our liquidity.  We contributed $4.8 million, $4.4 million and $5.2 million to our defined benefit plans in 2013, 2012 and 2011, respectively.  We expect to contribute $4.8 million to our defined benefit plans in 2014.

We have paid a quarterly $0.05 cash dividend to our shareholders since January 1, 2009, with varying dividends before such date.  However, the terms of the Merger Agreement provide that, from December 19, 2013 (the date of the Merger Agreement) until the effective time of the Merger (or the earlier termination of the Merger Agreement), we may not declare, set aside or pay any dividends on our common stock.

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

The economic turmoil in the credit markets over the past several years and the negative effects of the economic environment on our business may negatively impact our ability to borrow funds in the future.  However, we believe that available cash and cash equivalents, funds generated by operations and the Credit Facility will provide the financial resources sufficient to meet our foreseeable working capital and capital expenditure requirements and fund our contractual obligations and our acquisition liabilities and commitments.  Although there can be no assurances, we believe that the participating banks will be willing and able to loan funds to us in accordance with their legal obligations under the Credit Facility.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements within the meaning of SEC Regulation S-K Item 303(a)(4).

Contractual Obligations and Contingent Liabilities and Commitments

The following is a summary of our significant contractual obligations for the periods indicated that existed as of December 31, 2013, and, except for purchase obligations, employment contracts and other long-term liabilities, is based on information appearing in the Notes to Consolidated Financial Statements (amounts in millions).

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$910.3	$250.0	$10.3	$-	$650.0
Interest on long-term debt	475.2	54.5	86.3	85.6	248.8
Capital lease obligations	28.4	3.7	7.4	6.9	10.4
Operating lease obligations (1)	909.3	130.4	251.9	159.0	368.0
Purchase obligations (2)	604.4	603.8	0.6	-	-
Minimum royalty payments (3)	6.6	4.4	1.6	0.6	-
Employment contracts	103.3	51.6	50.0	1.5	0.2
Capital expenditure commitments	14.0	14.0	-	-	-
Deferred compensation	9.1	9.1	-	-	-
Acquisition consideration payable (4)	7.2	2.7	3.5	-	1.0
Other long-term liabilities (5)	92.8	0.9	36.4	8.4	47.1
Total contractual obligations (6)	$3,160.6	$1,125.1	$448.0	$262.0	$1,325.5

(1)	Future rental commitments for leases have not been reduced by minimum non-cancelable sublease income aggregating $25.0 million.

(2)	Includes outstanding trade letters of credit of $2.4 million, which primarily represent inventory purchase commitments which typically mature in two to six months and excludes $17.2 million of standby letters of credit, which are not intended to be drawn upon and for which we cannot make reasonably reliable estimates of the timing and amounts (if any) to be paid.

(3)	Under exclusive licenses to manufacture certain items under trademarks not owned by us pursuant to various license agreements, we are obligated to pay the licensors a percentage of our net sales of these licensed products, subject to minimum scheduled royalty and advertising payments.

(4)	Represents estimated cash payments. Of these amounts, $1.0 million is payable at a future date when certain conditions have been met and is reported in the more than five years column, as we cannot make a reasonably reliable estimate of the timing of the payment. Amounts reported as liabilities in the consolidated balance sheets primarily represent the present value of these payments.

(5)	Consists primarily of deferred rent and pension and postretirement liabilities. Long-term pension and postretirement liabilities, which total $8.7 million, are reported under the more than five years column, as we cannot make reasonably reliable estimates of the timing and amounts to be paid. We plan to contribute $4.8 million to our defined benefit plans in 2014.

(6)	Excludes $0.8 million of uncertain tax positions, for which we cannot make reasonably reliable estimates of the timing and amounts to be paid.

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

At December 31, 2013, the fair value of our fixed rate debt was $914.3 million.  On that date, the potential decrease in fair value of our fixed rate long-term debt instruments resulting from a hypothetical 10% adverse change in interest rates was approximately $83.1 million.

Our primary interest rate exposures on variable rate credit facilities are with respect to United States and Canadian short-term rates.  Cash borrowings under these facilities bear interest at rates that vary with changes in prevailing market rates.  At December 31, 2013, we had $650.0 million in variable rate credit facilities, under which no cash borrowings and $19.6 million of letters of credit were outstanding.

We have outstanding interest rate swaps to convert a portion of our 2019 Notes to variable-rate debt.  Under the terms of the swap contracts related to the 2019 Notes, we are required to make semiannual variable-rate payments to the counterparties calculated based on six-month LIBOR rates (which are reset in arrears on each payment date) plus a spread ranging from 4.2425% to 4.75%, and the counterparties are obligated to make semiannual fixed-rate payments to us of 6.875%.  The swap transactions have a termination date of March 15, 2019, the date on which the 2019 Notes mature.  At December 31, 2013, the fair value of the interest rate swaps was a net liability of $0.5 million.

At December 31, 2013, we had an outstanding interest rate cap that was used in conjunction with interest rate swaps on our $250 million 5.125% Senior Notes due 2014 (the "Notes") to limit our floating rate exposure.  The cap limits our three-month LIBOR rate exposure to 5.0%.  The cap has a termination date of November 15, 2014.  At December 31, 2013, the cap had fair value of less than $0.1 million.  A hypothetical 10% change in interest rates would have no effect on our results of operations.

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

At December 31, 2013, we had outstanding foreign exchange contracts to exchange Canadian Dollars for a total notional value of US$4.7 million at a weighted-average exchange rate of 1.063 maturing through February 2014.  The fair value of these contracts at December 31, 2013 was a net unrealized gain of approximately zero.  We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements, because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged.  We are exposed to credit-related losses if the counterparty to a financial instrument fails to perform its obligation.  However, we do not expect the counterparty, which presently has a high credit rating, to fail to meet its obligations.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

February 18, 2014

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for our financial reporting as of December 31, 2013.  This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as COSO.  Our assessment included the documentation and understanding of our internal control over financial reporting.  We have evaluated the design effectiveness and tested the operating effectiveness of internal controls to form our conclusion.

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

BDO USA, LLP, the independent registered public accounting firm who audits our financial statements, has audited our internal control over financial reporting as of December 31, 2013 and has expressed an unqualified opinion thereon.

Wesley R. Card Chief Executive Officer	John T. McClain Chief Financial Officer

Tel: 212-885-8000 Fax: 212-697-1299 www.bdo.com	100 Park Ave New York, NY 10017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
The Jones Group Inc.
New York, New York

We have audited The Jones Group Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Jones Group Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, The Jones Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Jones Group Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, statements of comprehensive (loss) income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 18, 2014 expressed an unqualified opinion thereon.

New York, New York
February 18, 2014

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Tel: 212-885-8000 Fax: 212-697-1299 www.bdo.com	100 Park Ave New York, NY 10017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
The Jones Group Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of The Jones Group Inc. as of December 31, 2013 and 2012 and the related consolidated statements of operations, statements of comprehensive (loss) income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Jones Group Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Jones Group Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 18, 2014 expressed an unqualified opinion thereon.

New York, New York
February 18, 2014

THE JONES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(ALL AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

December 31,	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$116.4	$149.6
Accounts receivable	347.0	381.0
Inventories, primarily finished goods	543.8	486.7
Prepaid and refundable income taxes	11.9	5.5
Deferred taxes	32.0	33.2
Prepaid expenses and other current assets	50.6	40.7
Total current assets	1,101.7	1,096.7
Property, plant and equipment, at cost, less accumulated depreciation and amortization	249.0	278.1
Goodwill	166.4	215.3
Other intangibles, less accumulated amortization	852.4	869.7
Investment in unconsolidated affiliate	56.2	38.9
Other assets	86.2	96.8
Total assets	$2,511.9	$2,595.5
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$256.6	$2.2
Current portion of acquisition consideration payable	2.6	30.3
Accounts payable	253.3	257.5
Income taxes payable	-	1.4
Accrued employee compensation and benefits	44.0	50.0
Accrued expenses and other current liabilities	110.1	110.8
Total current liabilities	666.6	452.2
Long-term debt	673.4	934.4
Obligations under capital leases	19.1	21.3
Income taxes payable	0.6	0.5
Deferred taxes	70.4	56.7
Acquisition consideration payable	4.0	6.0
Other	94.3	118.1
Total liabilities	1,528.4	1,589.2
Commitments and contingencies	-	-
Redeemable noncontrolling interest	0.2	0.6
Equity:
Preferred stock, $.01 par value - shares authorized 1.0; none issued	-	-
Common stock, $.01 par value - shares authorized 200.0; issued 79.7 and 79.2	0.8	0.8
Additional paid-in capital	530.8	520.8
Retained earnings	457.4	501.1
Accumulated other comprehensive loss	(6.1)	(17.9)
Total Jones stockholders' equity	982.9	1,004.8
Noncontrolling interests	0.4	0.9
Total equity	983.3	1,005.7
Total liabilities and equity	$2,511.9	$2,595.5

See accompanying notes to consolidated financial statements

THE JONES GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(ALL AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

Year Ended December 31,	2013	2012	2011
Net sales	$3,720.3	$3,750.6	$3,734.0
Licensing income	43.2	46.2	50.2
Other revenues	1.4	1.3	1.1
Total revenues	3,764.9	3,798.1	3,785.3
Cost of goods sold	2,435.5	2,427.4	2,440.1
Gross profit	1,329.4	1,370.7	1,345.2
Selling, general and administrative expenses	1,225.9	1,226.9	1,173.2
Trademark impairments	7.2	21.5	31.5
Goodwill impairment	49.9	47.6	-
Operating income	46.4	74.7	140.5
Interest income	0.2	0.6	0.9
Interest expense and financing costs	60.5	145.7	74.2
Equity in income of unconsolidated affiliate	0.6	2.5	3.9
(Loss) income before provision (benefit) for income taxes	(13.3)	(67.9)	71.1
Provision (benefit) for income taxes	6.4	(12.9)	19.6
Net (loss) income	(19.7)	(55.0)	51.5
Less: income attributable to noncontrolling interests	0.1	1.1	0.8
(Loss) income attributable to Jones	$(19.8)	$(56.1)	$50.7
(Loss) earnings per share
Basic	$(0.26)	$(0.72)	$0.62
Diluted	(0.26)	(0.72)	0.61
Weighted average common shares outstanding
Basic	73.0	74.9	79.6
Diluted	73.0	74.9	81.3
Dividends declared per share	$0.20	$0.20	$0.20

See accompanying notes to consolidated financial statements

THE JONES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(ALL AMOUNTS IN MILLIONS)

Year Ended December 31,	2013	2012	2011
Net (loss) income	$(19.7)	$(55.0)	$51.5
Other comprehensive income (loss):
Pension and postretirement liability adjustments, net of $(4.3), $0.9 and $3.9 tax (provision) benefit	6.7	(0.1)	(7.1)
Change in fair value of cash flow hedges, net of $(0.2), $0.0 and $0.1 tax (provision) benefit	0.5	-	(0.2)
Reclassification adjustment for hedge gains and losses included in net (loss) income, net of $(0.2), $0.0 and $0.3 tax (provision) benefit	(0.6)	0.1	0.5
Foreign currency translation adjustments	5.2	11.7	(14.4)
Total other comprehensive income (loss)	11.8	11.7	(21.2)
Comprehensive (loss) income	$(7.9)	$(43.3)	$30.3

See accompanying notes to consolidated financial statements

THE JONES GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(ALL AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	Number of common shares outstanding	Total equity	Common stock	Additional paid-in capital	Retained earnings	Accumu-lated other compre-hensive income (loss)	Non-controlling interests	Redeemable non-controlling interest
Balance, January 1, 2011	86.4	$1,138.3	$0.9	$541.9	$603.8	$(8.4)	$0.1	$-
Year ended December 31, 2011:
Comprehensive income (loss)	-	30.3	-	-	50.7	(21.2)	0.8	-
Issuance of restricted stock to employees, net of forfeitures	1.8	-	-	-	-	-	-	-
Amortization expense in connection with restricted stock	-	16.7	-	16.7	-	-	-	-
Distributions to noncontrolling interests	-	(0.7)	-	-	-	-	(0.7)	-
Tax effects from vesting of restricted stock	-	1.1	-	1.1	-	-	-	-
Tax effects of expired employee stock options	-	(1.4)	-	(1.4)	-	-	-	-
Dividends on common stock ($0.20 per share)	-	(17.0)	-	-	(17.0)	-	-	-
Repurchase of common shares	(7.2)	(78.0)	(0.1)	(36.5)	(41.4)	-	-	-
Other	-	0.1	-	-	0.1	-	-	-
Balance, December 31, 2011	81.0	1,089.4	0.8	521.8	596.2	(29.6)	0.2	-
Year ended December 31, 2012:
Comprehensive (loss) income	-	(43.3)	-	-	(56.1)	11.7	1.1	-
Issuance of restricted stock to employees, net of forfeitures	2.4	-	-	-	-	-	-	-
Shares withheld for taxes upon vesting of restricted stock	-	(0.3)	-	(0.1)	(0.2)	-	-	-
Acquisition of Brian Atwood	-	0.6	-	-	-	-	0.6	0.6
Amortization expense in connection with restricted stock	-	19.7	-	19.7	-	-	-	-
Distributions to noncontrolling interests	-	(1.0)	-	-	-	-	(1.0)	-
Tax effects from vesting of restricted stock	-	1.7	-	1.7	-	-	-	-
Tax effects of expired employee stock options	-	(1.5)	-	(1.5)	-	-	-	-
Dividends on common stock ($0.20 per share)	-	(15.8)	-	-	(15.8)	-	-	-
Repurchase of common shares	(4.2)	(44.0)	-	(20.8)	(23.2)	-	-	-
Other	-	0.2	-	-	0.2	-	-	-
Balance, December 31, 2012	79.2	1,005.7	0.8	520.8	501.1	(17.9)	0.9	0.6
Year ended December 31, 2013:
Comprehensive (loss) income	-	(7.4)	-	-	(19.8)	11.8	0.6	(0.5)
Issuance of restricted stock to employees, net of forfeitures	1.9	-	-	-	-	-	-	-
Shares withheld for taxes upon vesting of restricted stock	(0.2)	(2.7)	-	(1.4)	(1.3)	-	-	-
Amortization expense in connection with restricted stock	-	23.3	-	23.3	-	-	-	-
Distributions to noncontrolling interests	-	(1.1)	-	-	-	-	(1.1)	-
Tax effects from vesting of restricted stock	-	(0.3)	-	(0.3)	-	-	-	-
Tax effects of forfeited restricted shares	-	(4.0)	-	(4.0)	-	-	-	-
Dividends on common stock ($0.20 per share)	-	(15.6)	-	-	(15.6)	-	-	-
Repurchase of common shares	(1.2)	(14.5)	-	(7.5)	(7.0)	-	-	-
Adjust redeemable noncontrolling interest to redemption value	-	(0.1)	-	(0.1)	-	-	-	0.1
Balance, December 31, 2013	79.7	$983.3	$0.8	$530.8	$457.4	$(6.1)	$0.4	$0.2

See accompanying notes to consolidated financial statements

THE JONES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(ALL AMOUNTS IN MILLIONS)

Year Ended December 31,	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(19.7)	$(55.0)	$51.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities, net of acquisitions:
Amortization of restricted stock	23.3	19.7	16.7
Depreciation and other amortization	87.6	90.1	88.1
Goodwill impairment	49.9	47.6	-
Trademark impairments	7.2	21.5	31.5
Other impairment losses	8.6	6.7	10.6
Adjustments to acquisition consideration payable	0.2	84.4	11.9
Equity in income of unconsolidated affiliate	(0.6)	(2.5)	(3.9)
Provision for losses on accounts receivable	0.6	0.3	1.3
Deferred taxes	5.3	(26.4)	17.9
Fair value adjustments related to interest rate swaps and cap	1.1	1.3	2.1
Write-off of deferred financing fees	-	-	1.9
Gain on sale of trademark	-	(3.1)	-
Other items, net	2.1	(0.4)	6.1
Changes in operating assets and liabilities:
Accounts receivable	34.8	(29.4)	22.3
Inventories	(55.1)	7.6	25.7
Prepaid expenses and other current assets	(8.7)	(4.9)	1.3
Accounts payable	(5.2)	18.2	(5.7)
Income taxes payable/prepaid income taxes	(8.5)	(0.4)	7.2
Accrued expenses and other current liabilities	(4.4)	7.9	(21.2)
Acquisition consideration payable	(20.5)	(94.6)	(5.3)
Other assets and liabilities	(5.6)	24.1	11.7
Total adjustments	112.1	167.7	220.2
Net cash provided by operating activities	92.4	112.7	271.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of KG Group Holdings, net of cash acquired	-	-	(143.1)
Acquisition of Moda Nicola International	-	-	(2.5)
Acquisition of Brian Atwood, net of cash acquired	(0.5)	(4.4)	-
Contingent consideration paid related to investment in GRI Group Limited	-	(3.5)	-
Acquisition of additional equity interest in GRI Group Limited	(14.7)	-	-
Capital expenditures	(58.7)	(76.5)	(98.0)
Notes receivable issued	(7.6)	-	-
Proceeds from sale of trademark	-	5.0	-
Other items, net	0.1	(0.1)	0.1
Net cash used in investing activities	(81.4)	(79.5)	(243.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of 6.875% Senior Notes due 2019	-	103.5	300.0
Debt issuance costs	-	(2.6)	(6.6)
Costs related to secured revolving credit agreement	(0.3)	(0.3)	(3.3)
Repayment of acquired debt of KG Group Holdings	-	-	(174.1)
Repayments of long-term debt	(0.1)	(0.1)	(0.1)
Distributions to noncontrolling interests	(1.1)	(1.0)	(0.7)
Payments of acquisition consideration payable	(9.4)	(163.9)	(10.1)
Repurchases of common stock	(14.5)	(44.0)	(78.0)
Dividends paid	(15.4)	(15.5)	(16.6)
Principal payments on capital leases	(2.1)	(1.9)	(1.7)
Excess tax benefits from share-based payment arrangements	0.1	2.3	1.6
Net cash (used in) provided by financing activities	(42.8)	(123.5)	10.4
EFFECT OF EXCHANGE RATES ON CASH	(1.4)	1.1	(0.6)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(33.2)	(89.2)	38.0
CASH AND CASH EQUIVALENTS, BEGINNING	149.6	238.8	200.8
CASH AND CASH EQUIVALENTS, ENDING	$116.4	$149.6	$238.8

See accompanying notes to consolidated financial statements

THE JONES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation
The consolidated financial statements include the accounts of The Jones Group Inc. and our subsidiaries.  All intercompany balances and transactions have been eliminated.  The results of operations of acquired companies are included in our operating results from the respective dates of acquisition.  We also have a 34.25% interest in GRI, which is accounted for under the equity method of accounting.

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

•
the use of foreign currency forward contracts to hedge a portion of anticipated future short-term inventory purchases to offset the effects of changes in foreign currency exchange rates (primarily between the U.S. Dollar and the Canadian Dollar);

•	the use of foreign currency forward contracts to hedge a portion of anticipated repayments of intercompany debt (primarily between the U.S. Dollar and the British Pound); and
•	the use of interest rate swaps and caps to effectively convert a portion of our outstanding fixed-rate debt to variable-rate debt to take advantage of lower interest rates.

Our foreign currency forward contracts relating to inventory purchases are highly effective hedges because all the critical terms of the derivative instruments match those of the hedged item, and our interest rate swaps overall have been highly effective based on regression analyses (our interest rate cap agreement and foreign currency forward contracts relating to intercompany repayments have not been designated as hedges).  On the date a qualifying derivative contract is entered into, we designate the derivative as either a fair value hedge or a cash flow hedge.  Changes in derivative fair values that are designated as fair value hedges are recognized in earnings as offsets to the changes in fair value of the related hedged assets and liabilities.  Changes in derivative fair values that are designated as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income until the associated hedged transactions impact the income statement, at which time the deferred gains and losses are reclassified to either cost of sales for inventory purchases or to selling, general and administrative ("SG&A") expenses for all other items.  Changes in derivative fair values that have not been designated as hedges are recorded as SG&A expenses.  Any ineffective portion of a hedging derivative's change in fair value will be immediately recognized in cost of sales for foreign currency forward contracts and interest expense for interest rate swap contracts.  Differentials to be paid or received under interest rate swap contracts and changes in the fair value of interest rate cap contracts are recorded as adjustments to interest expense.  Gains or losses generated from the early termination of interest rate swap contracts are amortized over the remaining terms of the contracts as adjustments to interest expense.  The fair values of the derivatives, which are based on observable inputs such as yield curves or foreign exchange spot rates, are reported as other current assets, other assets, accrued expenses and other current liabilities or other noncurrent liabilities, as appropriate.

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

Cost of sales includes the inventory cost elements listed above as well as warehouse outbound freight, merchandise freight between our distribution centers and retail locations and realized gains or losses on foreign currency forward contracts associated with inventory purchases.  Our cost of sales may not be comparable to those of other entities, since some entities include all of the costs associated with their distribution functions in cost of sales while we include these costs in SG&A expenses.  Distribution costs included in SG&A expenses for 2013, 2012 and 2011 were $93.0 million, $94.1 million and $93.3 million, respectively.

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

Goodwill and Other Intangibles
Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting.  We test at least annually our goodwill and other intangibles without determinable lives (primarily tradenames and trademarks) for impairment through the use of discounted cash flow models.  Other intangibles with determinable lives, including license agreements, are amortized over the estimated useful lives of the assets (currently ranging from 17 months to 23 years).

Foreign Currency Translation
The financial statements of foreign subsidiaries are translated into U.S. Dollars in accordance with ASC Section 830, "Foreign Currency Matters."  Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period.  Gains and losses resulting from translation are accumulated in a separate component of stockholders' equity.  Gains and losses on transactions denominated and settled in a foreign currency are reflected in the consolidated statements of operations.  Net foreign currency gains (losses) included in operations were $2.9 million, $7.0 million and $(5.7) million in 2013, 2012 and 2011, respectively.

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

Advertising Expense
We record national advertising campaign costs as an expense when the advertising first takes place and we expense advertising production costs as incurred, net of reimbursements for cooperative advertising.  Net advertising expense was $75.9 million, $83.1 million and $68.9 million in 2013, 2012 and 2011, respectively, net of co-operative advertising reimbursements of $8.8 million, $8.9 million and $11.7 million, respectively.

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

The following options to purchase shares of common stock were outstanding during a portion of 2011 but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares and, therefore, would be antidilutive.  For 2012 and 2013, any stock options and shares of nonparticipating restricted stock outstanding were not included in the computation of diluted earnings per share due to the net loss for the year.

For the year ended December 31,	2013		2012		2011
Number of options (in millions)	N/	A	N/	A	4.4
Weighted average exercise price					$34.74

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

AGREEMENT TO BE ACQUIRED BY SYCAMORE PARTNERS

On December 19, 2013, we entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the acquisition of Jones by an affiliate of Sycamore Partners, L.P. and Sycamore Partners A, L.P. ("Sycamore").  Under the terms of the Merger Agreement, which was unanimously approved by our Board of Directors, Sycamore will acquire all of the outstanding shares of our common stock for $15.00 per share in cash.  The transaction, which is structured as a one-step merger with Jones as the surviving corporation (the "Merger"), is subject to customary closing conditions, including approval of the holders of a majority of our shares that vote on the proposal to adopt the Merger.  In connection with the transactions contemplated by the Merger Agreement, we have also agreed to suspend payment of our regular quarterly dividend.  Concurrently with the signing of the Merger Agreement, Sycamore entered into separate purchase agreements with certain of its controlled affiliates which provide for the transfer of ownership of certain of our lines of business to such affiliates upon completion of the Merger.

We currently plan to complete the proposed Merger in the second fiscal quarter of 2014.  However, we cannot assure you that the Merger will be completed nor can we predict the exact timing of the completion of the Merger, because it is subject to the satisfaction of various conditions, many of which are beyond our control.  If the Merger is approved by our shareholders and is consummated, our shares of common stock will cease to be traded on The New York Stock Exchange and we will no longer be a publicly-traded company.

Sycamore has informed us that, in connection with the financing of the Merger and the other transactions contemplated by the Merger Agreement, it currently intends (i) to optionally redeem and discharge in full as of the effective time of the Merger our 5.125% Senior Notes due 2014; (ii) to conduct and consummate as of the effective time of the Merger the required change of control offer for our 6.875% Senior Notes due 2019 at the required offer price of 101% under the indenture governing these notes and (iii) for all our 6.125% Senior Notes due 2034 to remain outstanding obligations of Jones following the effective time of the Merger.

(LOSS) EARNINGS PER SHARE

The computation of basic and diluted (loss) earnings per share is as follows:

Year Ended December 31,	2013	2012	2011
(In millions except per share amounts)
Net (loss) income	$(19.7)	$(55.0)	$51.5
Less: income attributable to noncontrolling interests	0.1	1.1	0.8
(Loss) income attributable to Jones	(19.8)	(56.1)	50.7
Less: (loss) income allocated to participating securities	(0.7)	(1.8)	1.5
(Loss) income available to common stockholders of Jones	$(19.1)	$(54.3)	$49.2
Weighted-average common shares outstanding - basic	73.0	74.9	79.6
Effect of dilutive employee stock options and restricted stock	-	-	1.7
Weighted-average common shares and share equivalents outstanding - diluted	73.0	74.9	81.3
(Loss) earnings per share
Basic	$(0.26)	$(0.72)	$0.62
Diluted	(0.26)	(0.72)	0.61

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

The acquisition resulted in the recognition of $99.3 million of goodwill, which will not be deductible for tax purposes.  Goodwill largely consists of expected synergies resulting from the leveraging of the combined networks of partners, infrastructure and strong department store relationships to expand product distribution worldwide, as well as the acquired assembled workforce, which does not qualify as an amortizable intangible asset, and the potential for product extensions, such as apparel.

Brian Atwood

On July 2, 2012, we acquired an 80% interest in Brian Atwood-related intellectual property (the "intellectual property") from BA Holding Group, Inc., BKA International, Inc. and Brian Atwood, we acquired 100% of the equity interests in Atwood Italia S.r.l., and we acquired certain assets and assumed certain liabilities of Brian Atwood, Ltd. (collectively, "Brian Atwood").  The purchase price was $5.5 million, of which $5.0 million was paid in 2012 and $0.5 million was paid in 2013.

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

Acquisition Expenses

During 2011, pretax charges totaling $4.9 million were recorded for legal expenses and other transactions related to the Kurt Geiger acquisition.  During 2012, pretax charges totaling $0.7 million were recorded for legal expenses and other transactions related to the Brian Atwood acquisition.  These charges, which were expensed in accordance with the accounting guidance for business combinations, were recorded as SG&A costs in our licensing and other segment.

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

ACCOUNTS RECEIVABLE AND SIGNIFICANT CUSTOMERS

Accounts receivable consist of the following:

December 31,	2013	2012
(In millions)
Trade accounts receivable	$378.6	$408.4
Allowances for doubtful accounts, returns, discounts and co-op advertising	(31.6)	(27.4)
	$347.0	$381.0

A significant portion of our sales are to retailers throughout the United States and Canada.  We have one significant customer in our domestic wholesale sportswear, domestic wholesale jeanswear and domestic wholesale footwear and accessories operating segments.  Macy's, Inc. accounted for approximately 15%, 18% and 19% of consolidated gross revenues for 2013, 2012 and 2011, respectively, and accounted for approximately 13% and 17% of accounts receivable at December 31, 2013 and 2012, respectively.

Due to our 34.25% ownership interest in GRI, GRI is deemed to be a related party.  Included in accounts receivable are amounts due from GRI in the amount of $17.7 million and $15.6 million at December 31, 2013 and 2012, respectively.  Net revenues from GRI amounted to $56.4 million, $66.3 million and $65.9 million for 2013, 2012 and 2011, respectively.

ACCRUED RESTRUCTURING COSTS

Jewelry

During 2009, we decided to discontinue the domestic manufacturing, product development and sourcing activities of our jewelry business, and during 2010 we announced the closing of our jewelry distribution center.  We accrued $1.0 million of termination benefits and associated employee costs during 2010 related to both decisions.  During 2011, 2012 and 2013, we recorded $0.1 million, $0.4 million and $0.1 million, respectively, of lease obligation costs relating to closed facilities.  These costs are reported as SG&A expenses in the domestic wholesale footwear and accessories segment.

The details of the jewelry restructuring accruals are as follows:

(In millions)	One-time termination benefits	Lease obligations	Total jewelry restructuring
Balance, December 31, 2010	$1.3	$2.3	$3.6
Additions	-	0.1	0.1
Payments and reductions	(1.3)	(0.9)	(2.2)
Balance, December 31, 2011	-	1.5	1.5
Additions	-	0.4	0.4
Payments and reductions	-	(0.5)	(0.5)
Balance, December 31, 2012	-	1.4	1.4
Additions	-	0.1	0.1
Payments and reductions	-	(0.5)	(0.5)
Balance, December 31, 2013	$-	$1.0	$1.0

The net accrual of $1.4 million at December 31, 2012 is reported as $0.4 million of accrued expenses and other current liabilities and $1.0 million of other noncurrent liabilities.  The net accrual of $1.0 million at December 31, 2013 is reported as $0.4 million of accrued expenses and other current liabilities and $0.6 million of other noncurrent liabilities.

Texas Warehouse

On December 1, 2009, we announced the closing of warehouse facilities in Socorro, Texas.  We accrued $3.4 million of termination benefits and associated employee costs for 220 employees.  During 2011, we recorded $0.5 million of lease obligation costs relating to the warehouse.  These costs are reported as SG&A expenses in the domestic wholesale jeanswear segment.  The closing was substantially completed by the end of April 2010.

The details of the Texas warehouse restructuring accruals are as follows:

(In millions)	Lease obligations
Balance, December 31, 2010	$4.1
Additions	0.5
Payments and reductions	(3.7)
Balance, December 31, 2011	0.9
Payments and reductions	(0.1)
Balance, December 31, 2012	0.8
Payments and reductions	-
Balance, December 31, 2013	$0.8

The net accruals of $0.8 million at both December 31, 2013 and 2012 are reported as accrued expenses and other current liabilities.

Retail Stores

We continue to review our retail operations for underperforming locations.  As a result of these reviews, we have decided to close domestic retail locations that no longer provide strategic benefits.  During 2011, 2012 and 2013, we closed 96, 103 and 108 locations, respectively, and anticipate closing additional locations in 2014.  We expect to operate a smaller and more productive chain of domestic locations, with outlet stores comprising a significantly higher percentage of the overall retail portfolio.  We will continue to critically assess individual store profitability, including consideration of converting certain locations to brands that offer the greatest opportunity for revenue growth.

Total termination benefits and associated employee costs for all locations closed since 2009 and identified to be closed are expected to be $13.9 million for approximately 2,950 employees, including both store employees and administrative support personnel.  We accrued $1.6 million, $1.7 million and $3.0 million of termination benefits and associated employee costs during 2011, 2012 and 2013, respectively.

We also incurred $0.5 million, $0.4 million and $3.7 million during 2011, 2012 and 2013, respectively, for costs to terminate leases.  In connection with our decision to close these stores, we reviewed the associated long-term assets for impairments.  As a result of these reviews, we recorded $8.0 million, $0.8 million and $6.3 million of impairment losses in 2011, 2012 and 2013, respectively, on leasehold improvements and furniture and fixtures located in the stores to be closed.  These costs are reported as SG&A expenses in the domestic retail segment.

The details of the restructuring accruals are as follows:

(In millions)	One-time termination benefits
Balance, December 31, 2010	$2.2
Additions	1.6
Payments and reductions	(2.5)
Balance, December 31, 2011	1.3
Additions	1.7
Payments and reductions	(2.1)
Balance, December 31, 2012	0.9
Additions	3.0
Payments and reductions	(1.5)
Balance, December 31, 2013	$2.4

The net accruals of $0.9 million and $2.4 million at December 31, 2012 and 2013, respectively, are reported as accrued expenses and other current liabilities.

PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment are as follows:

December 31,	2013	2012	Useful lives (years	)
(In millions)
Land and buildings	$77.9	$78.1	10 – 20
Leasehold improvements	238.4	255.3	1 – 20
Machinery, equipment and software	399.7	385.3	3 – 20
Furniture and fixtures	110.6	104.6	1 – 8
Construction in progress	17.9	20.1	-
	844.5	843.4
Less: accumulated depreciation and amortization	595.5	565.3
	$249.0	$278.1

Depreciation and amortization expense relating to property, plant and equipment (including capitalized leases) reflected in results from operations was $71.0 million, $69.6 million and $67.5 million in 2013, 2012 and 2011, respectively.  At December 31, 2013, we had outstanding commitments of approximately $14.0 million relating primarily to the construction or remodeling of retail store locations and office facilities.

Included in property, plant and equipment are the following capitalized leases:

December 31,	2013	2012	Useful lives (years	)
(In millions)
Buildings	$37.8	$37.8	10 - 20
Machinery and equipment	0.2	0.2	3 - 5
	38.0	38.0
Less: accumulated amortization	23.2	21.2
	$14.8	$16.8

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method.  Accounting rules require that we test at least annually for possible goodwill impairment.  We perform our test in the fourth fiscal quarter of each year using a discounted cash flow analysis that requires that certain assumptions and estimates be made regarding industry economic factors and future profitability and cash flows.  We test goodwill at the segment level where acquired businesses have been fully integrated into our existing structure and at one level below the segment level where acquired businesses have not been fully integrated.  As a result of the 2012 impairment analysis, we determined that the goodwill balance existing in our international retail segment was impaired as a result of decreases in projected revenues and profitability for our Kurt Geiger retail business resulting from economic conditions in Europe.  Accordingly, we recorded an impairment charge of $47.6 million.  As a result of the 2013 impairment analysis, we determined that the goodwill balance existing in our domestic wholesale sportswear segment and the goodwill in our domestic wholesale footwear and accessories segment related to our Brian Atwood business were impaired as a result of decreases in projected revenues and profitability.  Accordingly, we recorded an impairment charge of $49.9 million.

The following table presents, by segment and in total, changes in the carrying amount of goodwill for 2012 and 2013.

(In millions)	Domestic Wholesale Sportswear	Domestic Wholesale Jeanswear	Domestic Wholesale Footwear & Accessories	Domestic Retail	International Wholesale	International Retail	Total
Balance, January 1, 2012
Goodwill	$46.7	$519.2	$859.8	$120.6	$111.6	$50.4	$1,708.3
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	-	-	(1,453.0)
Net goodwill	46.7	-	46.6	-	111.6	50.4	255.3
Acquisition of Brian Atwood	-	-	3.2	-	-	-	3.2
Impairment	-	-	-	-	-	(47.6)	(47.6)
Foreign currency translation effects	-	-	-	-	1.9	2.5	4.4
Balance, December 31, 2012
Goodwill	46.7	519.2	863.0	120.6	113.5	52.7	1,715.7
Accumulated impairment losses	-	(519.2)	(813.2)	(120.6)	-	(47.4)	(1,500.4)
Net goodwill	46.7	-	49.8	-	113.5	5.3	215.3
Impairment	(46.7)	-	(3.2)	-	-	-	(49.9)
Foreign currency translation effects	-	-	-	-	1.0	-	1.0
Balance, December 31, 2013
Goodwill	46.7	519.2	863.0	120.6	114.5	53.7	1,717.7
Accumulated impairment losses	(46.7)	(519.2)	(816.4)	(120.6)	-	(48.4)	(1,551.3)
Net goodwill	$-	$-	$46.6	$-	$114.5	$5.3	$166.4

We also perform our annual impairment test for indefinite-lived trademarks during the fourth fiscal quarter of the year.  As a result of these analyses, we recorded trademark impairment charges of $7.2 million, $21.5 million and $31.5 million for 2013, 2012 and 2011, respectively, as a result of decreases in projected revenues for certain brands.  All trademark impairment charges for 2013 and 2011 are reported as SG&A expenses in the licensing and other segment.  The charge for 2012 was recorded as a $21.4 million SG&A expense in the licensing and other segment and a $0.1 million SG&A expense in the international retail segment.  In 2012, we also determined that the acquired customer relationship intangible asset from the acquisition of Kurt Geiger was impaired due to decreases in projected wholesale revenues, and we recorded a $5.6 million impairment charge.  This impairment charge is reported as an SG&A expense in the international wholesale segment.

The components of other intangible assets are as follows:

December 31,	2013		2012
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	$154.2	$34.8	$151.6	$24.4
License agreements	61.7	56.0	61.4	54.5
Trademarks	24.5	11.4	24.5	4.9
Acquired favorable leases	13.4	4.9	13.1	3.5
Covenants not to compete	3.8	2.9	3.8	2.1
	257.6	110.0	254.4	89.4
Indefinite-life trademarks	704.8	-	704.7	-
	$962.4	$110.0	$959.1	$89.4

Amortization expense for intangible assets subject to amortization was $14.4 million, $16.8 million and $14.8 million for 2013, 2012 and 2011, respectively.  Amortization expense for intangible assets subject to amortization for each of the years in the five-year period ending December 31, 2018 is estimated to be $14.9 million in 2014, $13.5 million in 2015, $13.2 million in 2016, $12.9 million in 2017 and $11.2 million in 2018.

The cash flow models we use to estimate the fair values of our goodwill and trademarks involve several assumptions.  Changes in these assumptions could materially impact our fair value estimates.  Assumptions critical to our fair value estimates are: (i) discount rates used to derive the present value factors used in determining the fair value of the reporting units and trademarks; (ii) royalty rates used in our trademark valuations; (iii) projected revenue growth rates; and (iv) projected long-term growth rates used in the derivation of terminal year values.  These and other assumptions are impacted by economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances.  The following table shows the assumptions we used to derive our fair value estimates as part of our annual impairment testing for 2013 and 2012.

	2013		2012
	Goodwill	Trademarks	Goodwill	Trademarks
Discount rates	12.0%	12.0%	12.0%	12.0%
Royalty rates	--	1.0% - 8.0%	--	1.0% - 8.0%
Weighted-average revenue growth rates	4.7%	6.5%	5.4%	6.2%
Long-term growth rates	3.0%	0% - 3.0%	3.0%	0% - 3.0%

While the fair value of each operating segment at December 31, 2013 significantly exceeded the segment's carrying value, should economic conditions and trends (such as reduced consumer spending or the failure to achieve projected results) deteriorate throughout 2014 and beyond, especially in the United Kingdom and Europe, the carrying values of trademarks and goodwill could become further impaired.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis at December 31, 2012 and 2013.

(In millions) Description	Classification	Total Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobserv-able inputs (Level 3)
December 31, 2012:
Rabbi Trust assets	Prepaid expenses and other current assets	$8.4	$8.4	$-	$-
Interest rate cap	Other long-term assets	-	-	-	-
British Pound – U.S. Dollar forward contract	Prepaid expenses and other current assets	-	-	-	-
Canadian Dollar – U.S. Dollar forward contracts	Prepaid expenses and other current assets	0.2	-	0.2	-
Total assets		$8.6	$8.4	$0.2	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$8.4	$8.4	$-	$-
Deferred director fees	Accrued expenses and other current liabilities	0.2	0.2	-	-
Acquisition consideration	Current portion of acquisition consideration payable	30.3	-	-	30.3
Acquisition consideration	Acquisition consideration payable, net of current portion	6.0	-	-	6.0
Total liabilities		$44.9	$8.6	$-	$36.3
December 31, 2013:
Rabbi Trust assets	Prepaid expenses and other current assets	$9.1	$9.1	$-	$-
Interest rate swaps	Other long-term assets	1.1	-	1.1	-
Interest rate cap	Other long-term assets	-	-	-	-
Canadian Dollar – U.S. Dollar forward contracts	Prepaid expenses and other current assets	-	-	-	-
Total assets		$10.2	$9.1	$1.1	$-
Rabbi Trust liabilities	Accrued employee compensation and benefits	$9.1	$9.1	$-	$-
Interest rate swaps	Other long-term liabilities	1.6	-	1.6	-
Deferred director fees	Accrued expenses and other current liabilities	0.3	0.3	-	-
Hedged portion of 6.875% Senior Notes due 2019	Long-term debt	336.0	-	336.0	-
Acquisition consideration	Current portion of acquisition consideration payable	2.6	-	-	2.6
Acquisition consideration	Acquisition consideration payable, net of current portion	4.0	-	-	4.0
Total liabilities		$353.6	$9.4	$337.6	$6.6

The following table presents the changes in Level 3 acquisition consideration liabilities for 2012 and 2013.

(In millions)	Acquisition of Moda	Acquisition of SWH	Total acquisition consideration payable
Balance, January 1, 2012	$14.8	$195.6	$210.4
Payments	(3.5)	(255.0)	(258.5)
Total adjustments included in earnings	(3.9)	88.3	84.4
Balance, December 31, 2012	7.4	28.9	36.3
Payments	(2.5)	(27.4)	(29.9)
Total adjustments included in earnings	0.7	(0.5)	0.2
Balance, December 31, 2013	$5.6	$1.0	$6.6

The following table represents quantitative information about the Level 3 contingent consideration liability measurements at December 31, 2013.

(In millions)	Fair Value at December 31, 2013	Valuation technique	Unobservable inputs	Range (Weighted Average)
Acquisition of Moda	$5.6	Discounted projection of financial results	Net sales growth Gross margin multiplier Discount rate	9.9% - 47.3% (32.1%) 1.31 - 1.50 (1.39) 12.0%

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

In accordance with the fair value hierarchy described above, the following table shows the fair value of our non-financial assets and liabilities that were measured at fair value on a nonrecurring basis during the years ended December 31, 2011, 2012 and 2013, and the total losses recorded as a result of the remeasurement process.

(In millions)		Fair Value Measurements Using
Description	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobserv-able inputs (Level 3)	Total losses recorded during year
For the year ended December 31, 2011:
Property and equipment	$1.2	$-	$-	$1.2	$10.2
Transportation equipment	0.6	0.6	-	-	0.4
Trademarks	75.7	-	-	75.7	31.5
For the year ended December 31, 2012:
Property and equipment	0.1	-	-	0.1	1.1
Trademarks	43.6	-	-	43.6	21.5
Customer relationships	8.9	-	-	8.9	5.6
Goodwill	5.2	-	-	5.2	47.6
For the year ended December 31, 2013:
Property and equipment	0.8	-	-	0.8	8.6
Trademarks	8.4	-	-	8.4	7.2
Goodwill	-	-	-	-	49.9

During 2011, 2012 and 2013, property and equipment utilized in our retail operations with carrying amounts of $11.4 million, $1.2 million and $9.4 million, respectively, were written down to fair values of $1.2 million, $0.1 million and $0.8 million, respectively, primarily as a result of our decision to close underperforming retail locations.  These losses were recorded as SG&A expenses in the domestic retail segment.  We consider long-term assets utilized in a retail location to be impaired when a pattern of operating losses at the location indicate that future operating losses are probable and that the resulting cash flows will not be sufficient to recover the carrying value of the associated long-term assets.

During 2011, trademarks with a carrying amount of $107.2 million were written down to a fair value of $75.7 million.  These losses were recorded as SG&A expenses in the licensing and other segment.

During 2011, we determined that certain transportation equipment with a carrying value of $1.0 million had a fair value of $0.6 million based on quoted market prices.  The loss of $0.4 million was recorded as SG&A expenses in the licensing and other segment.

During 2012, certain acquired customer relationships from the acquisition of Kurt Geiger with a carrying amount of $14.5 million were written down to a fair value of $8.9 million due to decreases in projected wholesale revenues resulting from economic conditions in Europe.  The loss of $5.6 million was recorded as an SG&A expense in the international wholesale segment.

During 2012, trademarks with a carrying amount of $65.1 million were written down to a fair value of $43.6 million.  The loss of $21.5 million was recorded as a $21.4 million SG&A expense in the licensing and other segment and a $0.1 million SG&A expense in the international retail segment.

During 2012, goodwill in our international retail segment with a carrying amount of $52.8 million was written down to a fair value of $5.2 million as a result of decreases in projected revenues and profitability for our Kurt Geiger retail business resulting from economic conditions in Europe.

During 2013, trademarks with a carrying amount of $15.6 million were written down to a fair value of $8.4 million.  The loss of $7.2 million was recorded as in the licensing and other segment.

During 2013, goodwill in our domestic wholesale sportswear segment with a carrying amount of $46.7 million and in our domestic footwear and accessories segment related to our Brian Atwood business with a carrying value of $3.2 million were written down to fair values of zero as a result of decreases in projected revenues and profitability for this segment.

For further information regarding the losses recorded for trademarks and goodwill, see "Goodwill and Other Intangible Assets."

Financial Instruments

As a result of our global operating and financing activities, we are exposed to changes in interest rates and foreign currency exchange rates which may adversely affect results of operations and financial condition.  In seeking to minimize the risks and/or costs associated with such activities, we manage exposure to changes in interest rates and foreign currency exchange rates through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  The instruments eligible for utilization include forward, option, swap and cap agreements.  We do not use financial instruments for trading or other speculative purposes.  At December 31, 2013, we had the following derivative financial instruments outstanding:

•	foreign exchange contracts to exchange Canadian Dollars for a total notional value of US $4.7 million at a weighted average exchange rate of 1.063 maturing through February 2014 and
•	an interest rate cap (to limit our exposure to increases in the variable rates of our previously-used interest rate swaps) maturing in November 2014.

At December 31, 2013 and 2012, the fair values of cash and cash equivalents, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments.  The estimated fair values of other financial instruments subject to fair value disclosures were valued using market comparable inputs.  These inputs include broker quotes, quoted market prices, interest rates and exchange rates for the same or similar instruments.  The fair value and related carrying amounts for items not disclosed elsewhere are as follows.

December 31,		2013		2012
(In millions)	Fair Value Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes, including hedged items recorded at fair value	1	$917.5	$904.8	$924.3	$884.5
Other long-term debt, including current portion	2	10.3	9.5	10.2	9.3
Notes receivable	2	7.5	6.8	-	-

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

        Availability under the Credit Facility is determined with reference to a borrowing base consisting of a percentage of eligible inventory, accounts receivable, credit card receivables and licensee receivables, minus reserves determined by the joint collateral agents.  At December 31, 2013, we had no cash borrowings and $19.6 million of letters of credit outstanding, and our remaining availability was $387.2 million.  If availability under the Credit Facility falls below a stated level, we will be required to comply with a minimum fixed charge coverage ratio.  The Credit Facility also contains affirmative and negative covenants that, among other things, will limit or restrict our ability to (1) incur indebtedness, (2) create liens, (3) merge, consolidate, liquidate or dissolve, (4) make investments (including acquisitions), loans or advances, (5) sell assets, (6) enter into sale and leaseback transactions, (7) enter into swap agreements, (8) make certain restricted payments (including dividends and other payments in respect of capital stock), (9) enter into transactions with affiliates, (10) enter into restrictive agreements, and (11) amend material documents.  The Credit Facility is secured by a first priority lien on substantially all of our personal property.

The weighted-average interest rate for our credit facilities, based primarily on 30-day LIBOR borrowing rates, was 2.25% and 2.0% at December 31, 2013 and 2012, respectively.

LONG-TERM DEBT

Long-term debt consists of the following:

December 31,	2013	2012
(In millions)
Note Payable, due 2014	$-	$0.1
5.0% Loan Notes, due 2016	10.3	10.1
5.125% Senior Notes due 2014, net of unamortized discount of $0.0 and $0.1 and including fair value adjustments of $4.3 and $9.4	254.3	259.3
6.875% Senior Notes due 2019, net of unamortized premium of $2.8 and $3.4 and including fair value adjustments of $10.7 and $11.9	413.5	415.3
6.125% Senior Notes due 2034, net of unamortized discount of $0.3 and $0.3	249.7	249.7
	927.8	934.5
Less current portion	254.4	0.1
	$673.4	$934.4

Long-term debt maturities during the next five years amount to $250.0 million in 2014 and $10.3 million in 2016.  All of our notes contain certain covenants, including, among others, restrictions on liens, sale-leaseback transactions and additional secured debt, and pay interest semiannually.  The weighted-average interest rate of our long-term debt, excluding the effects of our interest rate swaps, was 6.2% at both December 31, 2013 and 2012.

In September 2012, we issued an additional $100.0 million of 6.875% Senior Notes due 2019 (the "2019 Notes").  Net proceeds (including a premium of $3.5 million) were $100.9 million, which will be used for general corporate purposes.  These additional notes are being treated as a single series with, and have the same terms as, the previously issued 2019 Notes and are fungible with the previously-issued 2019 Notes.

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

We have an outstanding interest rate cap that was used in conjunction with previous interest rate swaps on our 2014 Notes to limit our floating rate exposure.  The cap has a termination date of November 15, 2014.

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

We recorded net increases in interest expense related to the ineffectiveness of the swaps and the changes in the fair value of the cap as follows.

Year Ended December 31,	2013	2012	2011
(In millions)
Interest rate swaps	$1.1	$1.3	$1.0
Interest rate cap	-	0.2	1.1
Net increase in interest expense	$1.1	$1.5	$2.1

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

Since the foreign currency derivatives we use in our risk management strategies are highly effective hedges because all the critical terms of the derivative instruments match those of the hedged item, we record no ineffectiveness related to our cash flow hedges.  If foreign currency exchange rates do not change from their December 31, 2013 amounts, we estimate that any reclassifications from other comprehensive income to earnings within the next 12 months will not be material.

We also currently have outstanding forward contracts to exchange British Pounds for U.S. Dollars.  These contracts have not been designated as hedges.  Therefore, changes in the fair value of these contracts are recorded in SG&A expenses, with the corresponding asset or liability recorded in the balance sheet.

The notional amounts of our foreign exchange contracts outstanding at December 31, 2013, 2012 and 2011 are as follows.  For additional information, see "Fair Values."

(In millions)	Notional Amounts
December 31,	2013	2012	2011
Canadian Dollar – U.S. Dollar forward exchange contracts	US$4.7	US$16.1	US$5.3
British Pound – U.S. Dollar forward exchange contract	-	£6.0	-

Fair Values of Derivative Instruments

(In millions)	December 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contracts	Other long-term assets	$1.1		$-
Foreign exchange contracts	Prepaid expenses and other current assets	-	Prepaid expenses and other current assets	0.2
Total derivative assets		$1.1		$0.2
Interest rate swap contracts	Other long-term liabilities	$1.6		$-
Total derivative liabilities		$1.6		$-
Derivatives not designated as hedging instruments
Interest rate cap contract	Other long-term assets	$-	Other long-term assets	$-
Total derivative assets		$-		$-

Effect of Derivatives on the Statement of Operations - Derivatives Designated as Hedging Instruments

(In millions)		Amount of Pretax Gain (Loss) due to Ineffectiveness Recognized in Income
Derivative type	Location of Pretax Gain (Loss) due to Ineffectiveness Recognized in Income	2013	2012	2011
Interest rate swap contracts	Interest expense	$(1.1)	$(1.3)	$(1.0)

(In millions)	Amount of Pretax Gain (Loss) Recognized in Other Comprehensive Income			Location of Pretax Loss Reclassified from Other Comprehensive Income into Income	Amount of Pretax Gain (Loss) Reclassified from Other Comprehensive Income into Income
Derivative type	2013	2012	2011		2013	2012	2011
Foreign exchange contracts	$0.7	$0.1	$(0.3)	Cost of sales	$0.8	$(0.1)	$(0.8)

Effect of Derivatives on the Statement of Operations - Derivatives Not Designated as Hedging Instruments

(In millions)		Amount of Pretax Gain (Loss) Recognized in Income
Derivative type	Location of Pretax Gain (Loss) Recognized in Income	2013	2012	2011
Interest rate cap contract	Interest expense	$-	$(0.2)	$(1.1)
British Pound – U.S. Dollar forward contract	Selling, general and administrative expenses	(0.2)	-	-

ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated Other Comprehensive (Loss) Income by Component

(In millions)	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Translation	Total
Balance, January 1, 2011	$(0.3)	$(16.4)	$8.3	$(8.4)
For the year ended December 31, 2011:
Other comprehensive (loss) income before reclassifications	(0.2)	(9.3)	(14.4)	(23.9)
Amounts reclassified from accumulated other comprehensive (loss) income	0.5	2.2	-	2.7
Net comprehensive (loss) income	0.3	(7.1)	(14.4)	(21.2)
Balance, December 31, 2011	-	(23.5)	(6.1)	(29.6)
For the year ended December 31, 2012:
Other comprehensive (loss) income before reclassifications	-	(0.2)	11.7	11.5
Amounts reclassified from accumulated other comprehensive (loss) income	0.1	0.1	-	0.2
Net comprehensive (loss) income	0.1	(0.1)	11.7	11.7
Balance, December 31, 2012	0.1	(23.6)	5.6	(17.9)
For the year ended December 31, 2013:
Other comprehensive (loss) income before reclassifications	0.5	6.0	5.2	11.7
Amounts reclassified from accumulated other comprehensive (loss) income	(0.6)	0.7	-	0.1
Net comprehensive income	(0.1)	6.7	5.2	11.8
Balance, December 31, 2013	$-	$(16.9)	$10.8	$(6.1)

Reclassifications Out of Accumulated Other Comprehensive Loss

	Amount Reclassified from Accumulated Other Comprehensive Loss (a)
For the year ended December 31,	2013	2012	2011	Line Item in the Statement of Operations
Gains (losses) on foreign exchange contracts	$0.8	$(0.1)	$(0.8)	Cost of goods sold
	(0.2)	-	0.3	Provision for income taxes
	0.6	(0.1)	(0.5)	Net of tax
Amortization of defined benefit pension actuarial losses	(1.1)	(2.2)	(3.4)	Selling, general and administrative expenses
	0.4	2.1	1.2	Provision for income taxes
	(0.7)	(0.1)	(2.2)	Net of tax
Total reclassifications	$(0.1)	$(0.2)	$(2.7)

(a) - Amounts in parenthesis indicate debits to profit/loss.

OBLIGATIONS UNDER CAPITAL LEASES

Obligations under capital leases consist of the following:

December 31,	2013	2012
(In millions)
Warehouses, office facilities and equipment	$21.3	$23.4
Less: current portion	2.2	2.1
Obligations under capital leases - noncurrent	$19.1	$21.3

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

The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 31, 2013:

Year Ending December 31,
(In millions)
2014	$3.7
2015	3.7
2016	3.7
2017	3.7
2018	3.2
Later years	10.4
Total minimum lease payments	28.4
Less: amount representing interest	7.1
Present value of net minimum lease payments	$21.3

COMMON STOCK

The Board of Directors has authorized several programs to repurchase our common stock from time to time in open market transactions.  We repurchased 1.2 million shares of our common stock during 2013 for $14.5 million, 4.2 million shares of our common stock during 2012 for $44.0 million and 7.2 million shares of our common stock during 2011 for $78.0 million.  As of December 31, 2013, $156.9 million of Board authorized repurchases was still available.  However, under the Merger Agreement, we are prohibited from repurchasing any additional common stock until the effective time of the Merger (or the termination of the Merger Agreement).

COMMITMENTS AND CONTINGENCIES

(a) CONTINGENT LIABILITIES.  We have been named as a defendant in various actions and proceedings, including actions brought by certain employees whose employment has been terminated arising from our ordinary business activities.  We and the individual members of our board of directors have been named as defendants in certain lawsuits relating to the Merger Agreement and the proposed Merger.  The lawsuits generally allege that our directors breached their fiduciary duties by authorizing the Merger for an inadequate price following an inadequate process.  The lawsuits also allege that Jones, Sycamore and certain of its affiliates aided and abetted the alleged breaches of fiduciary duties by the directors.  Plaintiffs seek an injunction preventing consummation of the Merger, rescission in the event the Merger is consummated, damages and attorneys' fees and costs.  Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in our opinion, any such liability will not have a material adverse effect on our financial position or results of operations.

(b) ROYALTIES.  We have an exclusive license to produce, market and distribute costume jewelry in the United States, Canada, Mexico and Japan under the Givenchy trademark pursuant to an agreement with Givenchy, which expires on December 31, 2015.  The agreement requires us to pay a percentage of net sales against guaranteed minimum royalty and advertising payments as set forth in the agreement.

We have a sub-license agreement with VCJS LLC ("VCJS") to design, develop, produce and distribute in the United States, Mexico and Canada Jessica Simpson jeanswear, activewear and sportswear under the Jessica Simpson (signature) trademark which VCJS licenses from With You, Inc. ("WYI").  The agreement, which expires on December 31, 2014 (October 15, 2014 if the master license between WYI and VCJS is not renewed), requires us to pay a percentage of net sales against guaranteed minimum royalty and pooled marketing fee payments as set forth in the agreement.

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

Minimum payments under these license agreements are as follows.

Year Ending December 31,	2014	2015	2016	2017	2018
(In millions)
Givenchy	$0.8	$0.9	$-	$-	$-
Jessica Simpson/Vince Camuto	3.5	0.3	0.3	0.3	0.3
Lipsy	0.1	0.1	-	-	-
	$4.4	$1.3	$0.3	$0.3	$0.3

(c) LEASES.  Total rent expense charged to operations for 2013, 2012 and 2011 was as follows.

Year Ended December 31,	2013	2012	2011
(In millions)
Minimum rent	$123.7	$127.1	$119.4
Contingent rent	2.4	2.5	3.5
Less: sublease rent	(1.4)	(2.3)	(4.5)
	$124.7	$127.3	$118.4

The following is a schedule by year of minimum rental payments required under operating leases:

Year Ending December 31,
(In millions)
2014	$130.4
2015	146.7
2016	105.2
2017	81.7
2018	77.3
Later years	368.0
$909.3

Certain of the leases provide for renewal options and the payment of real estate taxes and other occupancy costs.  Future rental commitments for leases have not been reduced by minimum non-cancelable sublease income aggregating $25.0 million.

STATEMENT OF CASH FLOWS

Year Ended December 31,	2013	2012	2011
(In millions)
Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$82.3	$147.1	$45.9
Net income tax payments (refunds)	9.4	5.8	(9.6)
Supplemental disclosures of non-cash investing and financing activities:
Fair value of restricted stock issued to employees	29.8	24.6	21.4
Shares withheld for taxes upon vesting of restricted stock	2.7	0.3	-
Note payable and deferred compensation recorded related to acquisition of Kurt Geiger	-	-	10.2

INCOME TAXES

The following summarizes the provision (benefit) for income taxes:

Year Ended December 31,	2013	2012	2011
(In millions)
Current:
Federal	$(3.1)	$2.1	$(4.9)
State and local	2.1	1.5	0.6
Foreign	2.1	9.9	6.0
	1.1	13.5	1.7
Deferred:
Federal	14.1	(11.6)	26.7
State and local	0.5	(2.6)	0.6
Foreign	(9.3)	(12.2)	(9.4)
	5.3	(26.4)	17.9
Provision (benefit) for income taxes	$6.4	$(12.9)	$19.6

The domestic and foreign components of (loss) income before provision (benefit) for income taxes are as follows:

Year Ended December 31,	2013	2012	2011
(In millions)
(Loss) income before (benefit) provision for income taxes
United States	$8.8	$(2.4)	$72.7
Foreign	(22.1)	(65.5)	(1.6)
	$(13.3)	$(67.9)	$71.1

The provision (benefit) provision for income taxes on adjusted historical income differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

Year Ended December 31,	2013	2012	2011
(In millions)
(Benefit) provision for Federal income taxes at the statutory rate	$(4.6)	$(23.8)	$24.9
State and local income taxes, net of federal benefit	1.4	0.5	1.7
Foreign income tax difference	(8.4)	(6.8)	(8.9)
Goodwill impairments	13.2	16.7	-
Research & development tax credit	(1.7)	-	-
Foreign valuation allowance	2.8	-	-
Amortization of contingent liability	0.9	0.9	0.5
Officers' compensation	0.5	0.7	0.7
Acquisition costs	0.4	0.1	0.8
Life insurance / disability	0.3	0.3	0.2
Meals & entertainment	0.3	0.3	0.3
Expiration of charitable contribution carryover	0.7	-	-
Change in net reserves - uncertain tax positions	0.5	(1.1)	(0.9)
Other items, net	0.1	(0.7)	0.3
Provision (benefit) for income taxes	$6.4	$(12.9)	$19.6

We have not provided for deferred U.S. income taxes or foreign withholding taxes on $51.2 million of foreign subsidiary undistributed earnings as of December 31, 2013.  The unrecorded U.S. tax liability associated with these undistributed earnings is approximately $16.5 million at December 31, 2013.  Such earnings are intended to be reinvested indefinitely and, therefore, no U.S. tax liability is required.

The following is a summary of the significant components of our deferred tax assets and liabilities:

December 31,	2013	2012
(In millions)
Deferred tax assets (liabilities):
Nondeductible accruals and allowances	$64.7	$65.4
Depreciation	(3.4)	2.8
Intangible asset valuation and amortization	(154.7)	(154.3)
Loss and credit carryforwards	52.0	43.4
Amortization of stock-based compensation	15.4	15.2
Deferred compensation	3.2	2.9
Inventory valuation	(5.3)	(6.8)
Pension	5.2	11.0
Gain on sale-leaseback transaction	1.5	1.7
Prepaid expenses	(2.7)	(2.1)
Display costs	(2.9)	(3.8)
Adjustments to acquisition consideration payable	(2.5)	7.8
Partnership differences	1.2	-
Unrealized translation loss	(0.3)	0.6
Fair value adjustment on interest rate swaps	1.7	1.3
Inventory overhead	0.6	0.1
Valuation allowances	(12.2)	(8.8)
Other (net)	0.1	0.1
Net deferred tax liability	$(38.4)	$(23.5)
Included in:
Current assets	32.0	33.2
Noncurrent liabilities	(70.4)	(56.7)
Net deferred tax liability	$(38.4)	$(23.5)

As of December 31, 2013, we had net operating loss carryforwards of $515.7 million (consisting of $6.9 million of federal, $442.7 million of state and $66.1 million of foreign carryforwards) which expire through 2033, foreign and general business tax credit carryforwards of $4.3 million, which expire through 2033, and state tax credit carryforwards of $7.8 million, which expire through 2021.

Uncertain tax positions

Our total unrecognized tax benefits as of December 31, 2013 and 2012 were $0.8 million and $0.3 million, respectively (net of federal tax benefit), which included $0.2 million and $0.0 million of interest and penalties, respectively (net of federal tax benefit).

(In millions)	2013	2012

Uncertain tax positions, beginning of year	$0.3	$4.7
Decreases for tax positions related to prior years	0.5	(1.1)
Settlements with tax authorities during the year	(0.0)	(3.3)
Uncertain tax positions, end of year	$0.8	$0.3

If recognized as of December 31, 2013 and 2012, $0.8 million and $0.3 million, respectively (net of federal tax benefit) of our unrecognized tax benefit would reduce income tax expense and the effective tax rate.

We file a consolidated U.S. federal income tax return as well as separate, unitary and combined income tax returns in multiple state jurisdictions.  In addition, we file income tax returns in various foreign jurisdictions.

The Internal Revenue Service has completed examination of our federal returns for taxable years prior to 2011.  Our state income tax examinations, with limited exceptions, have been completed for the periods prior to 2009.  We reasonably expect to settle all ongoing audits by December 31, 2014.

STOCK OPTIONS AND RESTRICTED STOCK

Under The Jones Group Inc. 2009 Long Term Incentive Plan, we may grant stock options and other awards from time to time to key employees, officers, directors, advisors and independent consultants to us or to any of our subsidiaries.  Shares available for future option and restricted stock grants at December 31, 2013 and 2012 totaled 4.1 million and 2.7 million, respectively.  Under the Merger Agreement, we are subject to restrictions on our ability to grant awards.

Compensation cost recorded for stock-based employee compensation awards (including awards to non-employee directors and consultants) reflected as an SG&A expense was $23.3 million, $19.7 million and $16.7 million for 2013, 2012 and 2011, respectively.  The total tax benefit recognized for the compensation cost recorded for stock-based employee compensation awards for 2013, 2012 and 2011 totaled $7.1 million, $6.3 million and $5.1 million, respectively.  Total compensation cost related to unvested awards not yet recognized at December 31, 2013 was $21.1 million, which is expected to be amortized over a weighted-average period of approximately 23 months.

Stock Options

In general, options become exercisable over either a three-year or five-year period from the grant date and expire seven years after the date of grant.  In certain cases for non-employee directors, options become exercisable six months after the grant date.  Our policy is to issue new shares upon the exercise of options and, when possible, to offset these new shares by repurchasing shares in the open market.  We currently do not have any outstanding stock options.

The following tables summarize information about stock option transactions and related information (options in millions):

	2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1,	1.9	$36.50	4.4	$34.74
Exercised	-	-	-	-
Cancelled	-	-	(0.1)	32.87
Expired	(1.9)	36.50	(2.4)	33.43
Outstanding, December 31,	-	$-	1.9	$36.50
Exercisable, December 31,	-	$-	1.9	$36.50

	2012	2011
Weighted-average contractual term (in years) of:
Options outstanding at end of year	-	0.2
Options exercisable at end of year	-	0.2
Intrinsic value (in millions) of:
Options outstanding at end of year	$-	$-
Options exercisable at end of year	$-	$-
Options exercised during the year	$-	$-
Fair value (in millions) of options vested during the year	$-	$-

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

Time-Based Vesting

The following tables summarize information about unvested restricted stock transactions and related information for shares subject to time-based vesting (shares in millions):

	2013		2012		2011
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested, January 1,	2.2	$11.64	1.9	$11.66	2.0	$10.24
Granted	1.1	12.49	1.2	9.76	0.9	12.56
Vested	(0.5)	13.86	(0.7)	8.24	(0.8)	9.27
Forfeited	(0.2)	11.86	(0.2)	12.43	(0.2)	11.34
Nonvested, December 31,	2.6	$11.85	2.2	$11.64	1.9	$11.66

	2013	2012	2011
Fair value (in millions) of shares vested during the year	$7.4	$5.7	$7.7

Performance Conditions

Restricted stock grants that vest subject to performance conditions will vest subject to achievement of a cumulative operating cash flow target for a specified three-year period, as follows, with interpolation for intermediate points.

Performance Against Budget	Vesting
100% or Better	100%
90%	75%
80%	50%
Below 80%	0%

The following tables summarize information about unvested restricted stock transactions and related information for shares with performance conditions (shares in millions):

	2013		2012		2011
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested, January 1,	1.8	$11.48	1.5	$10.79	1.3	$11.21
Granted	0.8	12.00	1.0	9.34	0.6	12.61
Vested	(0.4)	14.90	(0.6)	6.19	(0.3)	14.46
Forfeited	(0.1)	10.78	(0.1)	10.30	(0.1)	15.28
Nonvested, December 31,	2.1	$11.22	1.8	$11.48	1.5	$10.79

	2013	2012	2011
Fair value (in millions) of shares vested during the year	$5.9	$3.6	$4.8

Market Conditions

Restricted stock grants that vest subject to market conditions will vest if our total shareholder return (which is the stock price appreciation, assuming dividends are reinvested in our common stock when paid) for a specified three-year period is equal to or greater than the median total shareholder return of a peer group of apparel, footwear, and department store companies, as follows, with interpolation for intermediate points.

Performance Relative to Peers	Vesting
Median or Better	100%
40th Percentile	75%
30th Percentile	50%
Below 30th Percentile	0%

The following tables summarize information about unvested restricted stock transactions and related information for shares with market conditions (shares in millions):

	2013		2012		2011
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested, January 1,	1.8	$5.94	1.5	$6.80	1.3	$11.21
Granted	0.8	7.25	1.0	3.66	0.6	3.15
Vested	-	-	(0.2)	6.60	(0.3)	14.46
Forfeited	(0.5)	12.56	(0.5)	3.33	(0.1)	15.28
Nonvested, December 31,	2.1	$4.87	1.8	$5.94	1.5	$6.80

	2013	2012	2011
Fair value (in millions) of shares vested during the year	-	$1.6	$4.8

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

    We contributed approximately $8.3 million, $8.0 million and $7.9 million to our defined contribution plans during 2013, 2012 and 2011, respectively.

Defined Benefit Plans
We maintain the Pension Plan for Associates of Nine West Group Inc. (the "Cash Balance Plan").  The Cash Balance Plan expresses retirement benefits as an account balance which increases each year through interest credits, with service credits frozen as of either December 31, 1995 or February 15, 1999, depending on the participant.

Our funding policy is to contribute at least the minimum amount to meet the funding ratio requirements of the Pension Protection Act.  We plan to contribute $4.8 million to the Cash Balance Plan in 2014.  The measurement date for all plans is December 31.

Obligations and Funded Status

Year Ended December 31,	2013	2012
(In millions)
Change in benefit obligation
Benefit obligation, beginning of year	$62.2	$56.8
Interest cost	2.4	2.5
Actuarial loss (gain) - effect of assumption changes	(8.0)	5.6
Benefits paid	(4.0)	(2.7)
Benefit obligation, end of year	52.6	62.2
Change in plan assets
Fair value of plan assets, beginning of year	42.0	35.0
Actual return on plan assets	4.8	5.3
Employer contribution	4.8	4.4
Benefits paid	(4.0)	(2.7)
Fair value of plan assets, end of year	47.6	42.0
Underfunded status at end of year	$5.0	$20.2

Amounts Recognized on the Balance Sheet

December 31,	2013	2012
(In millions)
Noncurrent liabilities	$5.0	$20.2

Amounts Recognized in Accumulated Other Comprehensive Loss

December 31,	2013	2012
(In millions)
Net loss	$27.4	$38.2

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

December 31,	2013	2012
(In millions)
Projected benefit obligation	$52.6	$62.2
Accumulated benefit obligation	52.6	62.2
Fair value of plan assets	47.6	42.0

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income or Loss

Year Ended December 31,	2013	2012
(In millions)
Net Periodic Benefit Cost:
Interest cost	$2.4	$2.5
Expected return on plan assets	(3.1)	(2.6)
Amortization of net loss	1.1	2.1
Total net periodic benefit cost	0.4	2.0
Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Loss:
Net (gain) loss	(9.7)	2.9
Amortization of net loss	(1.1)	(2.1)
Total recognized in other comprehensive loss	(10.8)	0.8
Total recognized in net periodic benefit cost and other comprehensive loss	$(10.4)	$2.8

The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2014 is $0.8 million.

Assumptions

	2013	2012
Weighted-average assumptions used to determine:
Benefit obligations at December 31
Discount rate	4.8%	3.9%
Net periodic benefit cost for year ended December 31
Discount rate	3.9%	4.6%
Expected long-term return on plan assets	7.0%	7.0%

Significant assumptions related to the calculation of our obligations include the discount rate used to calculate the present value of benefit obligations to be paid in the future and the expected long-term rate of return on assets.  We review these assumptions annually based upon currently available information, including information provided by our actuaries.  Based on these reviews, we increased the discount rate for benefit obligations at December 31, 2013 to 4.8%, as compared with 3.9% in the prior year, based on the Citigroup Above Median AA Spot Rates as of December 31, 2013.  At December 31, 2013, an unfavorable quarter-point (0.25%) change in the discount rate would increase our benefit obligation liability by $2.0 million and would increase our 2014 expense less than $0.1 million, while a quarter-point change in the expected long-term return on plan asset assumption would increase our 2014 expense by $0.1 million.

Estimated Future Benefit Payments

Year Ending December 31,
(In millions)
2014	$2.3
2015	2.4
2016	2.5
2017	2.5
2018	2.7
2019 through 2023	16.3
$28.7

Plan Assets

Our overall investment strategy is to diversify investments across types of investments and investment managers.  The primary objectives are to achieve a rate of return sufficient to meet current and future plan cash requirements and to emphasize long-term growth of principal while avoiding excessive risk and maintaining fund liquidity.  Permitted investment vehicles include investment-grade fixed income securities, domestic and foreign equity securities, mutual funds, guaranteed insurance contracts and real estate, while speculative and derivative investment vehicles, short selling and margin transactions are generally prohibited.  The investment managers have full discretion to manage their portion of the investments subject to the objectives and policies of the respective plans.  The performance of the investment managers is reviewed on a regular basis.  At December 31, 2013, the target allocation percentages for fund investments were 36.0% fixed income securities, 34.5% domestic equity securities, 19.0% international equity securities, 5.5% real estate and 5.0% cash and cash equivalents.

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

The fair values of our pension plan assets at December 31, 2013 and 2012 by asset class are presented in the following table.  All fair values are either based on quoted prices in active markets for identical assets (Level 1 in the fair value hierarchy) or derived from cash flows and interest rates (Level 2).

(In millions)	2013			2012
	Level 1	Level 2	Total	Level 1	Level 2	Total
Asset Class
Cash and equivalents	$1.7	$-	$1.7	$3.5	$-	$3.5
Equity securities:
U.S. companies (a)	21.2	-	21.2	16.4	-	16.4
International companies (b)	5.7	-	5.7	5.6	-	5.6
Real Estate (c)	2.5	-	2.5	2.3	-	2.3
Fixed income (d)	5.1	11.4	16.5	5.0	9.2	14.2
Total	$36.2	$11.4	$47.6	$32.8	$9.2	$42.0

(a)	This class consists of both index and actively managed mutual funds that invest in large and mid-cap U.S. common stocks.
(b)	This class consists of both index and actively managed mutual funds that invest in large and emerging market international common stocks.
(c)	This class consists of actively managed mutual funds that invest in real estate investment trusts.
(d)	This class consists of managed mutual funds that invest in high-grade corporate, government and mortgage backed securities.

Other Plans
We also maintain the Nine West Group Inc. Supplemental Executive Retirement Plan, the Nine West Group Inc. Postretirement Executive Life Plan, the Nine West Group, Inc. Postretirement Medical Plan and the Nine West Group Inc. Long Term Disabled Postemployment Benefit Plan, all of which are frozen and none of which have a material effect on our results of operations or on our financial position.  These plans, which are unfunded, were underfunded by $4.0 million at December 31, 2013.  Of this amount, $0.3 million is reported under accrued expenses and other current liabilities and $3.7 million is reported under other noncurrent liabilities.

We also maintain The Jones Group Inc. Deferred Compensation Plan, a non-qualified defined contribution plan for certain management and other highly compensated employees (the "Rabbi Trust").  Under the plan, participants may elect to have up to 90% of their salary and annual bonus deferred and deposited with a qualified trustee, who in turn invests the money in a variety of investment vehicles as selected by each participant.  The assets of the Rabbi Trust, consisting of primarily debt and equity securities, are recorded at current market prices (Level 1 in the fair value hierarchy).  The trust assets are available to satisfy claims of our general creditors in the event of bankruptcy.  The trust's assets, included in prepaid expenses and other current assets, and the corresponding deferred compensation liability, included in accrued employee compensation and benefits, were $9.1 million and $8.4 million at December 31, 2013 and 2012, respectively.  This plan has no effect on our results of operations.

Multiemployer Pension Plans

We participate in several multiemployer defined benefit plans under terms of collective-bargaining agreements that cover certain union-represented employees, none of which are significant.  We contributed $0.3 million, $0.2 million and $0.2 million to our multiemployer plans in 2013, 2012 and 2011, respectively.  The risks of participating in these multiemployer plans differ from our other defined benefit plans in the following respects:

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

In 2013, we voluntarily withdrew from a multiemployer plan and have recorded a withdrawal liability of $0.2 million.

BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

We identify operating segments based on, among other things, differences in products sold and the way our management organizes the components of our business for purposes of allocating resources and assessing performance.  Our operations are comprised of six reportable segments: domestic wholesale sportswear, domestic wholesale jeanswear, domestic wholesale footwear and accessories, domestic retail, international wholesale and international retail.  Segment revenues are generated from the sale of apparel, footwear and accessories through wholesale channels and our own retail locations.  The wholesale segments include wholesale operations with third party department and other retail stores, the retail segments include operations by our own stores, concession locations and e-commerce web sites, and income and expenses related to trademarks, licenses and general corporate functions are reported under "licensing and other."  "Eliminations" represent intercompany transactions and reclassifications between segments which do not necessarily occur in every period.

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

Summarized below are our revenues, income, depreciation and amortization, expenditures for long-lived assets and total assets by reportable segment for 2013, 2012 and 2011.  We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets.  Therefore, we do not represent that these segments, if operated independently, would report the operating profit and other financial information shown below.

(In millions)	Domestic Wholesale Sportswear	Domestic Wholesale Jeanswear	Domestic Wholesale Footwear & Accessories	Domestic Retail	International Wholesale	International Retail	Licensing & Other	Eliminations	Cons-olidated
For the year ended December 31, 2013
Revenues	$671.1	$822.9	$916.5	$564.4	$329.3	$417.5	$43.2	$-	$3,764.9
Segment (loss) income	$(5.5)	$76.3	$69.9	$(62.0)	$34.8	$3.8	$(21.0)	$-	$96.3
Net interest expense									(60.3)
Equity in income of unconsolidated affiliate									0.6
Goodwill impairment									(49.9)
Loss before provision for income taxes									$(13.3)
Depreciation and amortization	$4.1	$1.2	$6.6	$13.7	$1.9	$25.6	$57.8	$-	$110.9
Expenditures for long-lived assets	7.8	3.4	9.8	17.5	0.7	13.8	19.5	-	72.5
For the year ended December 31, 2012
Revenues	$782.0	$746.7	$919.7	$584.6	$330.0	$388.9	$46.2	$-	$3,798.1
Segment income (loss)	$38.0	$53.0	$57.4	$(51.7)	$33.8	$5.5	$(13.5)	$(0.2)	$122.3
Net interest expense									(145.1)
Equity in income of unconsolidated affiliate									2.5
Goodwill impairment									(47.6)
Loss before benefit for income taxes									$(67.9)
Depreciation and amortization	$5.8	$1.1	$8.7	$13.3	$3.0	$23.8	$54.1	$-	$109.8
Expenditures for long-lived assets	10.3	4.0	12.6	20.5	0.9	27.3	25.1	-	100.7
For the year ended December 31, 2011
Revenues	$892.3	$773.7	$848.0	$631.2	$329.5	$260.4	$50.2	$-	$3,785.3
Segment income (loss)	$74.0	$49.6	$40.9	$(37.9)	$35.5	$6.9	$(30.0)	$1.5	$140.5
Net interest expense									(73.3)
Equity in income of unconsolidated affiliate									3.9
Income before provision for income taxes									$71.1
Depreciation and amortization	$9.0	$1.2	$10.4	$17.2	$4.3	$12.9	$49.8	$-	$104.8
Expenditures for long-lived assets	34.6	4.3	6.6	14.5	4.1	19.6	28.8	-	112.5
Total Assets (a)
December 31, 2013	$920.3	$692.8	$1,096.2	$257.7	$238.2	$402.2	$1,902.7	$(2,998.2)	$2,511.9
December 31, 2012	1,061.8	683.7	1,111.9	288.0	254.9	377.1	2,062.3	(3,244.2)	2,595.5
December 31, 2011	1,034.7	638.6	1,001.0	254.6	238.7	396.4	1,747.0	(2,595.7)	$2,715.3

(a) – total assets for licensing and other includes investment in equity-method investees of $56.2 million, $38.9 million and $35.6 million for 2013, 2012 and 2011, respectively.

The total assets eliminations consist of the following:

December 31,	2013	2012	2011
(In millions)

Elimination of intersegment balances	$(1,368.0)	$(1,450.9)	$(1,404.0)
Reclassification of deferred tax assets	(137.5)	(154.5)	(134.9)
Elimination of investments in subsidiaries	(1,492.7)	(1,638.8)	(1,056.8)
	$(2,998.2)	$(3,244.2)	$(2,595.7)

Revenues from external customers and long-lived assets excluding deferred taxes related to operations in the United States and foreign countries and revenues by product category are as follows:

On or for the Year Ended December 31,	2013	2012	2011
(In millions)
Revenues from external customers:
United States	$3,004.4	$3,018.0	$3,119.2
United Kingdom	356.1	343.7	216.1
Canada	132.9	146.1	152.2
Other foreign countries	271.5	290.3	297.8
	$3,764.9	$3,798.1	$3,785.3
Long-lived assets:
United States	$1,037.0	$1,072.0	$1,100.2
United Kingdom	279.4	290.4	335.4
Other foreign countries	93.8	136.4	124.2
	$1,410.2	$1,498.8	$1,559.8
Revenues by product category:
Sportswear	$916.6	$1,036.5	$1,158.9
Jeanswear	827.8	746.7	773.8
Footwear and accessories	1,977.5	1,968.8	1,802.5
Other	43.0	46.1	50.1
	$3,764.9	$3,798.1	$3,785.3

SUPPLEMENTAL CONDENSED FINANCIAL INFORMATION

The Jones Group Inc. (the "parent company" or "Jones") and certain of its 100%-owned subsidiaries, including Jones Apparel Group, USA, Inc. ("Jones USA"), Jones Apparel Group Holdings, Inc. ("Jones Holdings") and JAG Footwear, Accessories and Retail Corporation ("JAG Footwear"), function as co-issuers and co-obligors (on a full and unconditional, joint and several basis) of our 5.125% Senior Notes due 2014, our 6.875% Senior Notes due 2019 and our 6.125% Senior Notes due 2034 (collectively, the "Notes").

The following condensed consolidating balance sheets, statements of operations, statements of comprehensive income and statements of cash flows for the parent company (Jones), the "Co-Issuers" (consisting of Jones USA, Jones Holdings and JAG Footwear, which are all our subsidiaries that act as co-issuers and co-obligors of the Notes) and the "Others" (consisting of all of our other subsidiaries, none of which guarantee any of the Notes), have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information.  There are no contractual restrictions on distributions from Jones USA, Jones Holdings or JAG Footwear to Jones.

Condensed Consolidating Balance Sheets

(In millions)	December 31, 2013					December 31, 2012
	Jones	Co-Issuers	Others	Elim-inations	Cons-olidated	Jones	Co-Issuers	Others	Elim-inations	Cons-olidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$88.3	$28.1	$-	$116.4	$-	$82.6	$67.0	$-	$149.6
Accounts receivable	-	163.3	183.7	-	347.0	-	191.0	190.0	-	381.0
Inventories, primarily finished goods	-	258.2	286.5	(0.9)	543.8	-	261.7	226.2	(1.2)	486.7
Prepaid and refundable income taxes	-	16.8	0.4	(5.3)	11.9	-	18.6	0.3	(13.4)	5.5
Deferred taxes	-	17.5	14.5	-	32.0	-	17.9	15.3	-	33.2
Prepaid expenses and other current assets	-	29.8	21.3	(0.5)	50.6	-	23.6	18.2	(1.1)	40.7
Total current assets	-	573.9	534.5	(6.7)	1,101.7	-	595.4	517.0	(15.7)	1,096.7
Property, plant and equipment	-	58.3	190.7	-	249.0	-	64.6	213.5	-	278.1
Due from affiliates	-	329.8	497.9	(827.7)	-	-	497.7	319.0	(816.7)	-
Goodwill	-	-	166.4	-	166.4	-	49.9	165.4	-	215.3
Other intangibles	-	5.2	847.2	-	852.4	-	6.0	863.7	-	869.7
Deferred taxes	-	93.1	-	(93.1)	-	-	93.0	-	(93.0)	-
Investments in subsidiaries	1,809.8	1,921.0	56.2	(3,730.8)	56.2	1,811.5	1,745.4	38.9	(3,556.9)	38.9
Other assets	-	62.6	23.6	-	86.2	-	67.7	29.1	-	96.8
Total assets	$1,809.8	$3,043.9	$2,316.5	$(4,658.3)	$2,511.9	$1,811.5	$3,119.7	$2,146.6	$(4,482.3)	$2,595.5
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$-	$254.4	$2.2	$-	$256.6	$-	$-	$2.2	$-	$2.2
Current portion of acquisition consideration payable	-	2.6	-	-	2.6	-	30.3	-	-	30.3
Accounts payable	0.1	140.0	113.2	-	253.3	-	156.2	101.3	-	257.5
Income taxes payable	-	19.8	5.8	(25.6)	-	-	22.1	12.9	(33.6)	1.4
Accrued expenses and other current liabilities	11.1	70.6	72.9	(0.5)	154.1	8.5	70.6	82.8	(1.1)	160.8
Total current liabilities	11.2	487.4	194.1	(26.1)	666.6	8.5	279.2	199.2	(34.7)	452.2
Long-term debt	-	673.4	-	-	673.4	-	934.4	-	-	934.4
Obligations under capital leases	-	-	19.1	-	19.1	-	-	21.3	-	21.3
Income taxes payable	-	0.6	-	-	0.6	-	0.5	-	-	0.5
Deferred taxes	-	-	163.0	(92.6)	70.4	-	-	155.7	(99.0)	56.7
Acquisition consideration payable	-	4.0	-	-	4.0	-	6.0	-	-	6.0
Due to affiliates	827.7	-	-	(827.7)	-	816.7	-	-	(816.7)	-
Other noncurrent liabilities	5.1	68.7	20.5	-	94.3	5.0	88.1	25.0	-	118.1
Total liabilities	844.0	1,234.1	396.7	(946.4)	1,528.4	830.2	1,308.2	401.2	(950.4)	1,589.2
Redeemable noncontrolling interest	-	-	0.2	-	0.2	-	-	0.6	-	0.6
Equity:
Common stock and additional paid-in capital	531.7	1,294.3	1,647.5	(2,941.9)	531.6	521.6	1,294.3	948.0	(2,242.3)	521.6
Retained earnings	440.2	521.6	260.9	(765.3)	457.4	477.6	535.1	793.1	(1,304.7)	501.1
Accumulated other comprehensive (loss) income	(6.1)	(6.1)	10.8	(4.7)	(6.1)	(17.9)	(17.9)	2.8	15.1	(17.9)
Total Jones stockholders' equity	965.8	1,809.8	1,919.2	(3,711.9)	982.9	981.3	1,811.5	1,743.9	(3,531.9)	1,004.8
Noncontrolling interests	-	-	0.4	-	0.4	-	-	0.9	-	0.9
Total equity	965.8	1,809.8	1,919.6	(3,711.9)	983.3	981.3	1,811.5	1,744.8	(3,531.9)	1,005.7
Total liabilities and equity	$1,809.8	$3,043.9	$2,316.5	$(4,658.3)	$2,511.9	$1,811.5	$3,119.7	$2,146.6	$(4,482.3)	$2,595.5

Condensed Consolidating Statements of Operations

(In millions)	Year Ended December 31, 2013					Year Ended December 31, 2012					Year Ended December 31, 2011
	Jones	Co- Issuers	Others	Elim- inations	Cons- olidated	Jones	Co- Issuers	Others	Elim- inations	Cons- olidated	Jones	Co- Issuers	Others	Elim- inations	Cons- olidated
Net sales	$-	$2,164.8	$1,582.2	$(26.7)	$3,720.3	$-	$2,258.4	$1,520.4	$(28.2)	$3,750.6	$-	$2,370.0	$1,387.0	$(23.0)	$3,734.0
Licensing income	-	0.6	42.6	-	43.2	-	0.2	46.0	-	46.2	-	0.1	50.1	-	50.2
Other revenues	-	1.4	-	-	1.4	-	1.3	-	-	1.3	-	1.1	-	-	1.1
Total revenues	-	2,166.8	1,624.8	(26.7)	3,764.9	-	2,259.9	1,566.4	(28.2)	3,798.1	-	2,371.2	1,437.1	(23.0)	3,785.3
Cost of goods sold	-	1,468.5	985.1	(18.1)	2,435.5	-	1,517.7	928.1	(18.4)	2,427.4	-	1,568.3	882.7	(10.9)	2,440.1
Gross profit	-	698.3	639.7	(8.6)	1,329.4	-	742.2	638.3	(9.8)	1,370.7	-	802.9	554.4	(12.1)	1,345.2
Selling, general and administrative expenses	-	839.0	395.7	(8.8)	1,225.9	-	854.8	381.0	(8.9)	1,226.9	-	893.5	291.5	(11.8)	1,173.2
Trademark impairments	-	-	7.2	-	7.2	-	-	21.5	-	21.5	-	-	31.5	-	31.5
Goodwill impairment	-	49.9	-	-	49.9	-	-	47.6	-	47.6	-	-	-	-	-
Operating (loss) income	-	(190.6)	236.8	0.2	46.4	-	(112.6)	188.2	(0.9)	74.7	-	(90.6)	231.4	(0.3)	140.5
Net interest expense (income) and financing costs	-	55.1	5.2	-	60.3	-	143.1	2.0	-	145.1	-	76.7	(3.4)	-	73.3
Equity in income of unconsolidated affiliate	-	-	0.6	-	0.6	-	-	2.5	-	2.5	-	-	3.9	-	3.9
(Loss) income before (benefit) provision for income taxes	-	(245.7)	232.2	0.2	(13.3)	-	(255.7)	188.7	(0.9)	(67.9)	-	(167.3)	238.7	(0.3)	71.1
(Benefit) provision for income taxes	-	(73.3)	73.3	6.4	6.4	-	(77.5)	65.1	(0.5)	(12.9)	-	(36.1)	74.2	(18.5)	19.6
(Loss) income before earnings of subsidiaries	-	(172.4)	158.9	(6.2)	(19.7)	-	(178.2)	123.6	(0.4)	(55.0)	-	(131.2)	164.5	18.2	51.5
Equity in (loss) earnings of subsidiaries	(13.4)	159.0	-	(145.6)	-	(55.3)	122.9	-	(67.6)	-	32.5	163.7	-	(196.2)	-
Net (loss) income	(13.4)	(13.4)	158.9	(151.8)	(19.7)	(55.3)	(55.3)	123.6	(68.0)	(55.0)	32.5	32.5	164.5	(178.0)	51.5
Less: income attributable to noncontrolling interests	-	-	0.1	-	0.1	-	-	1.1	-	1.1	-	-	0.8	-	0.8
(Loss) income attributable to Jones	$(13.4)	$(13.4)	$158.8	$(151.8)	$(19.8)	$(55.3)	$(55.3)	$122.5	$(68.0)	$(56.1)	$32.5	$32.5	$163.7	$(178.0)	$50.7

Condensed Consolidating Statements of Comprehensive (Loss) Income

(In millions)	Year Ended December 31, 2013					Year Ended December 31, 2012					Year Ended December 31, 2011
	Jones	Co- Issuers	Others	Elim- inations	Cons- olidated	Jones	Co- Issuers	Others	Elim- inations	Cons- olidated	Jones	Co- Issuers	Others	Elim- inations	Cons- olidated
Net (loss) income	$(13.4)	$(13.4)	$158.9	$(151.8)	$(19.7)	$(55.3)	$(55.3)	$123.6	$(68.0)	$(55.0)	$32.5	$32.5	$164.5	$(178.0)	$51.5
Other comprehensive income (loss):
Pension and postretirement liability adjustments, net of tax	6.7	6.7	-	(6.7)	6.7	(0.1)	(0.1)	-	0.1	(0.1)	(7.1)	(7.1)	(1.2)	8.3	(7.1)
Change in fair value of cash flow hedges, net of tax	0.5	0.5	0.5	(1.0)	0.5	-	-	-	-	-	(0.2)	(0.2)	(0.2)	0.4	(0.2)
Reclassification adjustment for hedge gains and losses included in net (loss) income, net of tax	(0.6)	(0.6)	(0.6)	1.2	(0.6)	0.1	0.1	0.1	(0.2)	0.1	0.5	0.5	0.5	(1.0)	0.5
Foreign currency translation adjustments	5.2	5.2	5.2	(10.4)	5.2	11.7	11.7	11.4	(23.1)	11.7	(14.4)	(14.4)	(14.4)	28.8	(14.4)
Total other comprehensive income (loss)	11.8	11.8	5.1	(16.9)	11.8	11.7	11.7	11.5	(23.2)	11.7	(21.2)	(21.2)	(15.3)	36.5	(21.2)
Comprehensive income (loss)	(1.6)	(1.6)	164.0	(168.7)	(7.9)	(43.6)	$(43.6)	$135.1	$(91.2)	$(43.3)	$11.3	$11.3	$149.2	$(141.5)	$30.3

Condensed Consolidating Statements of Cash Flows

(In millions)	Year Ended December 31, 2013						Year Ended December 31, 2012					Year Ended December 31, 2011
	Jones	Co- Issuers	Others	Elim- inations		Cons- olidated	Jones	Co- Issuers	Others	Elim- inations	Cons- olidated	Jones	Co- Issuers	Others	Elim- inations	Cons- olidated
Net cash provided by operating activities	$15.4	$60.7	$38.3		$(22.0)	$92.4	$15.5	$19.2	$109.2	$(31.2)	$112.7	$16.6	$192.7	$97.8	$(35.4)	$271.7
Cash flows from investing activities:
Acquisition of KG Group Holdings, net of cash acquired	-	-	-		-	-	-	-	-	-	-	-	(143.1)	-	-	(143.1)
Acquisition of Moda Nicola International	-	-	-		-	-	-	-	-	-	-	-	(2.5)	-	-	(2.5)
Acquisition of Brian Atwood, net of cash acquired	-	(0.5)	-		-	(0.5)	-	(5.0)	0.6	-	(4.4)	-	-	-	-	-
Contingent consideration paid related to investment in GRI Group Limited	-	-	-		-	-	-	-	(3.5)	-	(3.5)	-	-	-	-	-
Acquisition of additional equity interest in GRI Group Limited	-	-	(14.7)		-	(14.7)	-	-	-	-	-	-	-	-	-	-
Capital expenditures	-	(15.9)	(42.8)			(58.7)	-	(19.8)	(56.7)		(76.5)	-	(37.3)	(60.7)	-	(98.0)
Notes receivable issued		(6.1)	(1.5)		-	(7.6)	-	-	-	-	-	-	-	-	-	-
Proceeds from sale of trademark	-	-	-		-	-	-	-	5.0	-	5.0	-	-	-	-	-
Other items, net	-	-	0.1		-	0.1	-	-	(0.1)	-	(0.1)	-	-	0.1	-	0.1
Net cash used in investing activities	-	(22.5)	(58.9)			(81.4)	-	(24.8)	(54.7)	-	(79.5)	-	(182.9)	(60.6)	-	(243.5)
Cash flows from financing activities:
Issuance of 6.875% Senior Notes due 2019	-	-	-		-	-	-	103.5	-	-	103.5	-	300.0	-	-	300.0
Debt issuance costs	-	-	-		-	-	-	(2.6)	-	-	(2.6)	-	(6.6)	-	-	(6.6)
Costs related to secured revolving credit agreement	-	(0.3)	-		-	(0.3)	-	(0.3)	-	-	(0.3)	-	(3.3)	-	-	(3.3)
Repayment of acquired debt of KG Group Holdings	-	-	-		-	-	-	-	-	-	-	-	(174.1)	-	-	(174.1)
Repayment of long-term debt	-	-	(0.1)		-	(0.1)	-	-	(0.1)	-	(0.1)	-	-	(0.1)	-	(0.1)
Distributions to noncontrolling interests	-	-	(1.1)		-	(1.1)	-	-	(1.0)	-	(1.0)	-	-	(0.7)	-	(0.7)
Payments of acquisition consideration payable	-	(2.4)	(7.0)		-	(9.4)	-	(151.0)	(12.9)	-	(163.9)	-	-	(10.1)	-	(10.1)
Repurchases of common stock	-	(14.5)	-		-	(14.5)	-	(44.0)	-	-	(44.0)	-	(78.0)	-	-	(78.0)
Dividends paid	(15.4)	(15.4)	(6.6)		22.0	(15.4)	(15.5)	(15.5)	(15.7)	31.2	(15.5)	(16.6)	(16.6)	(18.8)	35.4	(16.6)
Principal payments on capital leases	-	-	(2.1)		-	(2.1)	-	-	(1.9)	-	(1.9)	-	-	(1.7)	-	(1.7)
Excess tax benefits from share-based payment arrangements	-	0.1	-		-	0.1	-	2.3	-	-	2.3	-	1.6	-	-	1.6
Net cash (used in) provided by financing activities	(15.4)	(32.5)	(16.9)		22.0	(42.8)	(15.5)	(107.6)	(31.6)	31.2	(123.5)	(16.6)	23.0	(31.4)	35.4	10.4
Effect of exchange rates on cash	-	-	(1.4)		-	(1.4)	-	-	1.1	-	1.1	-	-	(0.6)	-	(0.6)
Net increase (decrease) in cash and cash equivalents	-	5.7	(38.9)			(33.2)	-	(113.2)	24.0		(89.2)	-	32.8	5.2	-	38.0
Cash and cash equivalents, beginning	-	82.6	67.0		-	149.6	-	195.8	43.0	-	238.8	-	163.0	37.8	-	200.8
Cash and cash equivalents, ending	$-	$88.3	$28.1	$		$116.4	$-	$82.6	$67.0	$-	$149.6	-	$195.8	$43.0	$-	$238.8

UNAUDITED CONSOLIDATED FINANCIAL INFORMATION

Unaudited interim consolidated financial information for the two years ended December 31, 2013 is summarized as follows:

(In millions except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Net sales	$997.6	$835.2	$1,011.0	$876.5
Total revenues	1,008.7	845.6	1,021.7	888.9
Gross profit	348.4	300.7	359.3	321.1
Operating income (loss)(1)	16.9	10.8	62.8	(44.1)
Net (loss) income	0.9	(3.2)	29.7	(47.1)
Basic earnings (loss) per share	$0.01	$(0.05)	$0.39	$(0.61)
Diluted earnings (loss) per share	0.01	(0.05)	0.38	(0.61)
Dividends declared per share	$0.05	$0.05	$0.05	$0.05
2012
Net sales	$923.4	$844.3	$1,024.6	$958.3
Total revenues	936.0	854.8	1,035.4	971.9
Gross profit	343.5	326.2	364.6	336.5
Operating income (loss)(2)	40.2	21.7	62.7	(49.9)
Net (loss) income	(1.0)	8.4	17.8	(80.1)
Basic (loss) earnings per share	$(0.01)	$0.11	$0.23	$(1.06)
Diluted (loss) earnings per share	(0.01)	0.10	0.22	(1.06)
Dividends declared per share	$0.05	$0.05	$0.05	$0.05

Quarterly figures may not add to full year due to rounding.

(1)	Includes trademark impairments of $7.2 million and goodwill impairment of $49.9 million in the fourth fiscal quarter of 2013.
(2)	Includes trademark impairments of $21.5 million and goodwill impairment of $47.6 million in the fourth fiscal quarter of 2012.

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

We have made changes to our internal controls and procedures over financial reporting to address the implementation of SAP, an enterprise resource planning ("ERP") system.  We began the process of implementing SAP throughout The Jones Group Inc. and our consolidated subsidiaries in 2006.  SAP will integrate our operational and financial systems and expand the functionality of our financial reporting processes.  During the fourth fiscal quarter of 2013, no additional businesses were converted to this system.  We have adequately controlled the transition to the new processes and controls, with no negative impact to our internal control environment.  We expect to continue the implementation of this system to all locations over a multi-year period.  As the phased roll out occurs, we will experience changes in internal control over financial reporting each quarter.  We expect this ERP system to further advance our control environment by automating manual processes, improving management visibility and standardizing processes as its full capabilities are utilized.

Management's Annual Report on Internal Control Over Financial Reporting

Management's report on Internal Control Over Financial reporting appears on page 55.  Our independent registered public accounting firm, BDO USA, LLP, has issued an audit report on our internal control over financial reporting, which appears on page 56.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about our directors (i) is incorporated by reference to the information appearing in the Proxy Statement under the caption "Election of Directors" or (ii) alternatively, will be provided in an amendment to this Annual Report on Form 10-K.

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

The information relating to the members of the Audit Committee and the Audit Committee financial expert (i) is incorporated by reference to the information appearing in the Proxy Statement under the captions "Corporate Governance - Board Structure and Committee Composition" and "Corporate Governance - Board Structure and Committee Composition - Audit Committee" and the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement or (ii) alternatively, will be provided in an amendment to this Annual Report on Form 10-K.

The balance of the information required by this item is contained in the discussion entitled "Executive Officers of the Registrant" in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information about executive compensation (i) is incorporated by reference to the information appearing in the Proxy Statement under the captions "Executive Compensation," "Corporate Governance - Compensation Committee Interlocks and Insider Participation" and the information appearing in the Proxy Statement relating to the compensation of directors under the caption "Corporate Governance - Director Compensation and Stock Ownership Guidelines" or (ii) alternatively, will be provided in an amendment to this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information about security ownership (i) is incorporated by reference to the information appearing in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners" or (ii) alternatively, will be provided in an amendment to this Annual Report on Form 10-K.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2013.  For further information, see "Stock Options and Restricted Stock" in Notes to Consolidated Financial Statements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	4,059,876
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	4,059,876

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information about relationships, related transactions and director independence (i) is incorporated by reference to the information appearing in the Proxy Statement under the captions "Corporate Governance - Independence of Directors," "Corporate Governance - Board Structure and Committee Composition" and "Corporate Governance - Policy with Respect to Related Person Transactions" or (ii) alternatively, will be provided in an amendment to this Annual Report on Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about principal accounting fees and services (i) is incorporated by reference to the information appearing in the Proxy Statement under the caption "Fees Paid to Independent Registered Public Accountants" or (ii) alternatively, will be provided in an amendment to this Annual Report on Form 10-K.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as part of this report:

1.	Financial Statements.

The following financial statements are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2013 and 2012

Consolidated Statements of Operations - Years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income (Loss) - Years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Changes in Equity - Years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows - Years ended December 31, 2013, 2012 and 2011

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

February 18, 2014	THE JONES GROUP INC. (Registrant) By: /s/ Wesley R. Card Wesley R. Card Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on this page to this Annual Report on Form 10-K for the year ended December 31, 2013 (the "Form 10-K") constitutes and appoints Wesley R. Card, John T. McClain and Ira M. Dansky, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Form 10-K, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and grants unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might and could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Wesley R. Card Wesley R. Card	Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2014
/s/ John T. McClain John T. McClain	Chief Financial Officer (Principal Financial Officer)	February 18, 2014
/s/ Christopher R. Cade Christopher R. Cade	Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 18, 2014
/s/ Sidney Kimmel Sidney Kimmel	Director	February 18, 2014
/s/ Matthew H. Kamens Matthew H. Kamens	Director	February 18, 2014
/s/ Gerald C. Crotty Gerald C. Crotty	Director	February 18, 2014
/s/ Lowell W. Robinson Lowell W. Robinson	Director	February 18, 2014
/s/Margaret H. Georgiadis Margaret H. Georgiadis	Director	February 18, 2014
/s/ Robert L. Mettler Robert L. Mettler	Director	February 18, 2014
/s/ John D. Demsey John D. Demsey	Director	February 18, 2014
/s/ Jeffrey D. Nuechterlein Jeffrey D. Nuechterlein	Director	February 18, 2014
/s/ Ann Marie C. Wilkins Ann Marie C. Wilkins	Director	February 18, 2014
/s/ James A. Mitarotonda James A. Mitarotonda	Director	February 18, 2014

INDEX TO FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm on Schedule II.

Schedule II.	Valuation and qualifying accounts

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
2.5

Agreement and Plan of Merger, dated as of December 19, 2013, among The Jones Group Inc., Jasper Parent LLC and Jasper Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated December 19, 2013).

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

EXHIBIT INDEX

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

10.2

Amended and Restated Employment Agreement dated April 4, 2002, between Jones Apparel Group, Inc. and Ira M. Dansky (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the three months ended April 6, 2002).†

10.3

Buying Agency Agreement dated August 31, 2001, between Nine West Group Inc. and Bentley HSTE Far East Services Limited (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the nine months ended October 6, 2001).

10.4

Buying Agency Agreement dated November 30, 2001, between Nine West Group Inc. and Bentley HSTE Far East Services, Limited (incorporated by reference to Exhibit 10.22 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.5

Amendment dated February 28, 2003 to the Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.22 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).†

10.6

Amendment dated February 28, 2003 to the Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Ira M. Dansky (incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).†

10.7

Amendment No. 2 dated March 8, 2006 to Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated March 8, 2006).†

EXHIBIT INDEX

Exhibit No.	Description of Exhibit[1]
10.8

The Jones Group Inc. Deferred Compensation Plan for Outside Directors, as amended and restated effective as of January 1, 2005 (amended to reflect corporate name change only) (incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010).†

10.9

The Jones Group Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2010 (amended to reflect corporate name change only) (incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010).†

10.10

Amendment No. 3 dated April 17, 2007 to Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated April 17, 2007).†

10.11

Summary Sheet of Compensation of Non-Management Directors of The Jones Group Inc. (incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012).†

10.12

The Jones Group Inc. 2007 Executive Annual Cash Incentive Plan, as amended (amended to reflect corporate name change only) (incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010).†

10.13

Amendment No. 4 dated July 12, 2007 to Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Wesley R. Card  (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated July 11, 2007).†

10.14	Employment Agreement dated as of July 11, 2007 between Jones Apparel Group, Inc. and John T. McClain (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated July 11, 2007).†
10.15

Amendment No. 2 dated December 10, 2007 to Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Ira M. Dansky (incorporated by reference to Exhibit 10.39 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007).†

10.16

Amendment No. 1, dated as of June 2, 2009, to Buying Agency Agreement between Nine West Footwear Corporation and Bentley HSTE Far East Services Limited (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2009).

10.17	The Jones Group Inc. 2009 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated June 14, 2013).†
10.18	Form of Section 409A Amendment to Employment Agreement (incorporated by reference to Exhibit 10.43 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009).†
10.19

Amendment No. 2 dated December 8, 2009 to Employment Agreement between Jones Apparel Group, Inc. and John T. McClain dated as of July 11, 2007 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated December 8, 2009).†

10.20

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

EXHIBIT INDEX

Exhibit No.	Description of Exhibit[1]
10.23

Amendment No. 6 dated as of February 9, 2010 to the Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 9, 2010).†

10.24

Amendment No. 4 dated as of February 9, 2010 to the Amended and Restated Employment Agreement between Jones Apparel Group, Inc. and Ira M. Dansky (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 9, 2010).†

10.25

Amendment No. 1 to Employment Agreement dated as of February 8, 2011 between The Jones Group Inc. and Richard Dickson (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 8, 2011).†

10.26

Amendment No. 2 dated March 28, 2011 to Buying Agency Agreement between JAG Footwear, Accessories and Retail Corporation (as successor in interest to Nine West Footwear Corporation) and Bentley HSTE Far East Services Limited (incorporated by reference to Exhibit 10.1 of our Current Report on Form 10-Q for the fiscal quarter ended April 2, 2011).

10.27

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

10.28

Amendment No. 3 dated as of July 8, 2011 to the Buying Agency Agreement between JAG Footwear, Accessories and Retail Corporation and Bentley HSTE Far East Services Limited (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated July 8, 2011).

10.29

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

10.30

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

10.31

Employment Agreement dated December 5, 2007 between Jones Apparel Group, Inc. and Christopher R. Cade (incorporated by reference to Exhibit 10.43 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011).†

10.32

Amendment No. 1 dated July 18, 2008 to Employment Agreement between Jones Apparel Group, Inc. and Christopher R. Cade (incorporated by reference to Exhibit 10.44 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011).†

EXHIBIT INDEX

Exhibit No.	Description of Exhibit[1]
10.33

Amendment No. 2 dated October 4, 2010 to Employment Agreement between Jones Apparel Group, Inc. and Christopher R. Cade (incorporated by reference to Exhibit 10.45 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011).†

10.34

Amendment No. 3 dated May 17, 2012 to Employment Agreement between The Jones Group Inc. and John T. McClain dated as of July 11, 2007 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated May 17, 2012).†

10.35

Amendment No. 2 to Employment Agreement dated as of February 21, 2013 between The Jones Group Inc. and Richard Dickson (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 21, 2013).†

10.36	Agreement by and among the Company and the Barington Group, dated May 3, 2013 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated May 3, 2013).
10.37

Amendment No. 3 dated May 8, 2013 to Employment Agreement between The Jones Group Inc. and Christopher Cade dated as of December 5, 2007 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated May 8, 2013).†

10.38

The Jones Group Inc. Severance Plan, as amended, and Summary Plan Description (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended July 6, 2013).†

10.39

Support Agreement, dated as of December 19, 2013, among Jasper Parent LLC, Jasper Merger Sub, Inc. and Wesley R. Card (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated December 19, 2013).

10.40

Support Agreement, dated as of December 19, 2013, among Jasper Parent LLC, Jasper Merger Sub, Inc. and Richard Dickson (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated December 19, 2013).

10.41*	Amendment No. 7 dated December 20, 2013 to Amended and Restated Employment Agreement between The Jones Group Inc. and Wesley R. Card.†
10.42*	Amendment No. 5 dated December 20, 2013 to Amended and Restated Employment Agreement between The Jones Group Inc. and Ira M. Dansky.†
10.43*	Amendment No. 3 dated December 20, 2013 to Employment Agreement between The Jones Group Inc. and Richard Dickson.†
10.44*	Amendment No. 4 dated December 20, 2013 to Employment Agreement between The Jones Group Inc. and Christopher Cade.†
10.45*	Amended and Restated Amendment No. 4 dated as of December 20, 2013 to Employment Agreement between The Jones Group Inc. and John T. McClain.†
12*	Computation of Ratio of Earnings to Fixed Charges.
21*	List of Subsidiaries.
23*	Consent of BDO USA, LLP.
31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32♦	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema

EXHIBIT INDEX

Exhibit No.	Description of Exhibit[1]
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
____________________
[1]	Exhibits filed with Forms 10-K, 10-Q, 8-K or Schedule 14A of The Jones Group Inc. were filed under SEC File No. 001-10746.
*	Filed herewith.
♦	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
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
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
The Jones Group Inc.
 New York, New York
The audits referred to in our report dated February 18, 2014 relating to the consolidated financial statements of The Jones Group Inc., which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

New York, New York
 February 18, 2014

SCHEDULE II
THE JONES GROUP INC.
VALUATION AND QUALIFYING ACCOUNTS
 YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013
(In Millions)
Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at beginning of period	Charged against revenues or to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
Accounts receivable allowances
Allowance for doubtful accounts
For the year ended December 31:
2011	$1.8	$1.3	$-		$0.2	(1)	$2.9
2012	2.9	0.3	-		0.4	(1)	2.8
2013	2.8	0.6	-		0.4	(1)	3.0
Allowance for sales returns
For the year ended December 31:
2011	7.9	38.4	-		36.4	(3)	9.9
2012	9.9	40.1	-		41.2	(3)	8.8
2013	8.8	70.2	(0.1)	(2)	66.3	(3)	12.6
Allowance for sales discounts
For the year ended December 31:
2011	7.1	69.3	-		69.9	(3)	6.5
2012	6.5	59.0	-		59.5	(3)	6.0
2013	6.0	49.5	-		50.8	(3)	4.7
Allowance for co-op advertising
For the year ended December 31:
2011	11.7	22.3	-		25.0	(3)	9.0
2012	9.0	28.7	-		27.9	(3)	9.8
2013	9.8	22.9	(0.1)	(2)	21.3	(3)	11.3
Deferred tax valuation allowance
For the year ended December 31:
2011	5.8	2.3	-		-		8.1
2012	8.1	0.7	-		-		8.8
2013	8.8	3.4	-		-		12.2
_________________________
(1)            Doubtful accounts written off against accounts receivable.
(2)            Represents effects of foreign currency translation.
(3)            Deductions taken by customers written off against accounts receivable.