Form 10-K/A
period 2013-12-31
JONES GROUP INC
filed 2014-04-01
CIK 874016

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, originally filed on February 18, 2014 (the "Original Filing").  We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we do not intend to file a definitive proxy statement for an annual meeting of stockholders within 120 days of the end of our fiscal year ended December 31, 2013.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the United States Securities and Exchange Commission, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

Certain information concerning our executive officers is contained in the discussion entitled "Executive Officers of the Registrant" in Part I of our Form 10-K filed with the SEC on February 18, 2014.

Board of Directors

Our Board of Directors currently has eleven members.  All of the directors were previously elected by stockholders at the 2013 Annual Meeting of Stockholders.  The following information as to our directors, as of March 31, 2014, is based upon our records and information furnished to us by the directors.

Name	Age	Other Positions with Jones and Principal Occupation	Has served as director since
Wesley R. Card	66	Chief Executive Officer	2007
Sidney Kimmel	86	Chairman of the Board*	1975
Matthew H. Kamens	62	Attorney	2001
Gerald C. Crotty	62	President of Weichert Enterprise, LLC	2005
Lowell W. Robinson	65	Former Chief Financial Officer and Chief Operating Officer of MIVA, Inc.	2005
Robert L. Mettler	73	Retired President of Special Projects of Macy's, Inc.	2009
Margaret H. Georgiadis	50	President, Americas, Google Inc.	2009
John D. Demsey	58	Group President, The Estée Lauder Companies Inc.	2011
Jeffrey D. Nuechterlein	56	Managing Partner, Isis Capital LLC	2011
Ann Marie C. Wilkins	60	Chief Executive Officer and President, Wilkins Management, Inc.	2011
James A. Mitarotonda	59	Chairman of the Board, President and Chief Executive Officer of Barington Capital Group, L.P.	2013
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

We believe Mr. Card's qualifications to sit on our Board include his over 30 years' experience in the apparel industry, his business acumen and financial knowledge, and his deep understanding of our company and its operations derived from 16 years as our Chief Financial Officer, five years as our Chief Operating Officer and almost seven years as our Chief Executive Officer.

Mr. Kimmel founded the Jones Apparel Division of W.R. Grace & Co. in 1970.  Mr. Kimmel served as our executive Chairman from 1975 to December 31, 2010 and as Chief Executive Officer from 1975 to May 2002.  Effective January 1, 2011, Mr. Kimmel ceased to be our executive Chairman and became our non-

executive Chairman of the Board.  Prior to founding Jones, Mr. Kimmel was employed by W.R. Grace & Co. and was President of Villager, Inc., a sportswear company.

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

Mr. Robinson served as the Chief Financial Officer and Chief Operating Officer of MIVA, Inc., an online advertising network, from August 2007 through March 2009.  He joined MIVA in 2006 as Chief Financial Officer and Chief Administrative Officer.  He had previously served as the President of LWR Advisors from 2002 to 2006 and as the Chief Financial Officer and Chief Administrative Officer at HotJobs.com from 2000 to 2002.  He previously held senior financial positions at Advo, Inc., Citigroup Inc. and Kraft Foods, Inc.  Mr. Robinson served on the Board of Advisors for the University of Wisconsin School of Business from 2006 to 2010.  He previously served on the Board of Directors of International Wire Group, Inc., where he served as chairman of the Audit Committee from 2003 to 2009, and on the Board of Directors of Local Corporation, Independent Wireless One, Diversified Investment Advisors and Edison Schools Inc.  He is a member of the Smithsonian Libraries Advisory Board, a member of the Board of the Metropolitan Opera Guild, and serves as Chairman of the Board for a private publishing and digital media company.

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

Ms. Georgiadis has served as the President, Americas of Google Inc. since October 2011.  From March 2011 to September 2011, she was the Chief Operating Officer of Groupon, Inc.  From October 2009 to March 2011, she was the Vice President, Global Sales Operations of Google Inc.  From January 2009 until October 2009, she served as a Principal of Synetro Capital LLC, a private investment firm.  From 2004 to 2008, she served as the Executive Vice President of Card Products and Chief Marketing Officer of Discover Financial Services.  Prior to joining Discover, she was a Partner at McKinsey & Company, a global management consulting firm, from 1990 to 2004, where she co-led the Marketing and Retail Practices and founded the Customer Acquisition and Management and Retail Marketing Practices.  She is a director of the North Shore University Health System.

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

Mr. Nuechterlein founded Isis Capital LLC, a venture capital and hedge fund in Alexandria, Virginia, in 2000 and has been its Managing Partner since its formation.  From 1997 until 2000, he served as Managing Director and Chief Investment Officer, Pension Fund Investments, at National Gypsum Company.  Prior to joining National Gypsum Company, Mr. Nuechterlein was Senior Counsel to the U.S. Trade Representative from 1995 until 1996.  He had previously practiced law with Dewey Ballantine, LLP from 1992 until 1995, served as Special Assistant for Policy to the Governor of Virginia from 1990 to 1991, and served as Counsel to the U.S. Senate's Judiciary Subcommittee on Technology from 1989 until 1990, and he practiced law with Covington & Burling from 1987 until 1989.  Mr. Nuechterlein serves on the Board of Trustees of Chesapeake Lodging Trust, where he is a member of the Nominating and Corporate Governance Committee, and is Chairman of the Board, and a Director, of Cartica Capital.  He is an Emeritus Trustee and Past President of The College Foundation at the University of Virginia, and he serves on the Boards of The Potomac School in McLean, Virginia, Americans for Oxford, Inc. and the Classical American Homes Preservation Trust in New York.  He is a member of the Council on Foreign Relations in New York.

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

Mr. Mitarotonda is Chairman of the Board, President and Chief Executive Officer of Barington Capital Group, L.P., an investment management firm that he co-founded in November 1991.  Mr. Mitarotonda is also Chairman of the Board, President and Chief Executive Officer of Barington Companies Investors, LLC, the general partner of Barington Companies Equity Partners, L.P., a value-oriented activist investment fund.  Mr. Mitarotonda currently serves as a director of A. Schulman, Inc., where he serves on the Compensation Committee and the Strategic Committee, and The Pep Boys – Manny, Moe & Jack, where he serves on the Compensation Committee and the Nominating and Governance Committee and was the Chairman of the Board from July 2008 until June 2009.  During the past five years, he also served as a director of Ameron International Corporation, Griffon Corporation, Sielox, Inc. and Gerber Scientific, Inc.  He is also a former director of Register.com, Inc.  Mr. Mitarotonda also serves as the Chairman of the Business Advisory Board of Queens College.

We believe Mr. Mitarotonda's qualifications to serve on our Board include his management and financial experience derived from serving in senior executive positions with investment management and investment banking firms, his corporate governance expertise derived from serving as a director of numerous public companies, and his experience investing in retail, apparel and footwear companies.

Audit Committee

The Board of Directors maintains a standing Audit Committee.  The Audit Committee has been established in accordance with Section 3(a)(58)A of the Securities Exchange Act of 1934, as amended, and is currently comprised of Mr. Robinson (Chair), Ms. Georgiadis, Mr. Nuechterlein and Mr. Mitarotonda.  The Audit Committee operates under a written charter adopted by the Board.  The Audit Committee charter is available on our website, www.jonesgroupinc.com (under the "Our Company - Corporate Governance" caption).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC and the New York Stock Exchange, and to furnish us with copies of, reports of ownership and changes in ownership of our common stock.  Based on a review of our records and written representations of our directors and executive officers, all Section 16(a) reports for 2013 were filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION.

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

The Committee has retained Compensation Advisory Partners LLP ("CAP"), an outside compensation consultant.  The consultant reports directly to the Compensation Committee.  For a description of the scope and nature of CAP's engagement with respect to our executive compensation program, see "Executive Compensation - Compensation Discussion and Analysis - Oversight of Our Executive Compensation Program."  CAP provides advice on the structure of our director compensation program and assists the Nominating/Corporate Governance Committee in the periodic review of our director compensation in comparison to that of peer companies.

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

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during 2013 were Messrs. Crotty, Robinson, Mettler, and Demsey.  No current member of the Compensation Committee has, and no former member had during his service on the Compensation Committee, a relationship that would constitute an interlocking relationship with our executive officers or our other directors.

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

Compensation Discussion and Analysis

The Compensation Committee of the Board of Directors (the "Committee") establishes the compensation of our executive officers named in the 2013 Summary Compensation Table (the "named executive officers"), within a compensation program designed to attract, retain and motivate executives who enable us to achieve our strategic and financial goals.  The compensation program delivers a substantial portion of the total compensation of our named executive officers in the form of performance-contingent cash and equity awards.

Executive Summary

2013 Financial Results

Our financial results in 2013, 2012 and 2011, are shown below:

Measure	2013	2012	2011
Revenues (in millions)	$3,764.9	$3,798.1	$3,785.3
(Loss) Earnings Per Share	(0.26)	(0.72)	0.61
Operating Income (in millions)	46.4	74.7	140.5
Operating Cash Flow (in millions)	92.4	112.7	271.7

The 2013 financial results in the table above are as reported in our audited financial statements.  The financial performance metrics utilized in establishing goals and determining achieved results under our annual and long-term performance-based compensation plans described in this discussion are based on 2013 Adjusted Results (see "Annual Cash Incentives Earned for 2013 Performance" below).

Overview of 2013 Executive Compensation Program

Performance-Based Compensation
•
73% of the total direct compensation (i.e., salary, annual cash incentives and equity) of Mr. Card,  57% of the total direct compensation of Mr. Dickson, 63% of the total direct compensation of Mr. McClain, 54% of the total direct compensation of Mr. Dansky and 49% of the total direct compensation of Mr. Cade was composed of performance-based compensation.

Annual Cash Incentives
•
Annual cash incentives are earned based on performance against the pre-established corporate financial metrics of operating income and operating cash flow, and for Messrs. Card and Dickson, earnings-per-share ("EPS"), and for Messrs. Dansky, McClain and Cade, against individual qualitative performance goals.

•
Our corporate performance with respect to operating cash flow, operating income and EPS were each below the budgeted target but above the threshold goal, which resulted in the payment of annual cash incentive awards to our named executive officers ranging from 69.3% to 69.8% of target.

•
In 2013, the weighting of the performance factors for Messrs. Card and Dickson remained the same as in 2012, with corporate operating income accounting for 50%, EPS accounting for 15% and operating cash flow accounting for 35%. EPS is included as a corporate performance factor for Messrs. Card and Dickson, because these two executives have a greater ability to impact our EPS than other senior corporate executives.

•
During 2013, in order to increase the performance orientation of and simplify the cash incentive program, the weighting of the performance factors for senior corporate executives other than Messrs. Card and Dickson was changed so that corporate operating income accounted for 50%, corporate operating cash flow accounted for 25%, and individual qualitative goals account for 25%.  As a result, EPS is no longer included as a corporate performance factor for senior corporate executives other than Messrs. Card and Dickson.  This simplifies the structure of awards by reducing the number of performance factors.  It also recognizes that these executives have less ability to impact our EPS than do Messrs. Card and Dickson.

•
In 2013, the potential payout tied to individual performance goals depended on the achievement of the corporate financial performance metrics.  For those participants with a 25% component tied to the achievement of individual goals, the payout was adjusted up or down to reflect the degree to which both of the corporate performance factors were achieved, subject to a minimum payout of 10% and a maximum payout of 35%.  Thus, because the portion of the payout based upon achievement of the corporate performance factors for 2013 was 69.3%, the payout based upon the achievement of individual performance goals could not exceed 17.33% (25% x 69.3% = 17.33%).

Long Term Equity Incentive
•
Our primary long-term equity incentive program consists of performance-contingent restricted stock grants.  Vesting of 50% of the shares depends on achievement of three-year cumulative operating cash flow targets.  The remaining 50% is contingent on our three-year total shareholder return performance compared to a peer group of apparel, retail and footwear companies.

•
If the proposed Merger with Sycamore described in Item 12 of this Amendment under the heading "Changes in Control" is completed, at the effective time of the Merger, each share of restricted stock will become fully vested and nonforfeitable (assuming the maximum achievement of all applicable performance goals) and will be canceled in exchange for the right to receive the per share merger consideration of $15.00 in cash plus unpaid dividends that have accumulated on the shares prior to the effective time, without interest and less any required withholding taxes.

•
50% of the shares of restricted stock granted in 2011 were earned based on cumulative operating cash flow performance for 2011 through 2013, but since we did not achieve our objectives with respect to our cumulative total shareholder return performance for that period relative to that of our peer companies, 50% of the performance-contingent shares were forfeited.

Compensation Governance Policies
•	The Committee continued its commitment to good governance practices by maintaining Stock Ownership Guidelines for executives, which include share retention requirements.

•
In 2013, we expanded our insider trading policy to prohibit pledging of our stock by directors and executive officers and to prohibit various speculative transactions in our stock, including short sales, purchases of put and call options and other hedging transactions by directors, officers and employees. We believe that this policy, together with our Stock Ownership Guidelines for Executives, align the interests of our executive officers with those of our shareholders.

•	We have avoided excessive severance and change in control benefits.

Changes for 2014

The Committee considered the results of the 2013 stockholder advisory vote approving our executive compensation program, where we received 74% support for our program.  In light of the proposed merger with affiliates of Sycamore Partners, the Committee determined to make no change to the structure of in its 2014 executive compensation program at this time.

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

Compensation Program for Named Executive Officers

The elements of the compensation program for our named executive officers and information about their compensation in 2013 is summarized below.

Elements		Description		2013 Executive Compensation
Base salary	•	Compensates our executives for their position and level of responsibility.	•	A salary increase was awarded to one of the named executive officers.
	•	Employment agreements define a minimum annual salary for each named executive officer
•
Committee reviews annually and may adjust salaries above the minimum, depending on individual performance, impact on the business, tenure and experience, changes in job responsibilities and market practice.

Elements		Description		2013 Executive Compensation
Annual cash incentive	•	Pays cash awards if financial and, if applicable, individual performance objectives are achieved.	•	Target awards for named executive officers ranged from 50% to 100% of salary.
•
Target awards were established so that total target annual cash compensation levels would be in line with the peer group (described below under "Market Data Used to Assess Compensation") when current base salaries are taken into account.

			•	Our corporate performance with respect to operating cash flow, operating income and EPS were each below the budgeted target but above the threshold goal.
	•	Annual cash incentives for Messrs. Card and Dickson were earned based upon performance against three corporate financial metrics: operating income, operating cash flow and EPS.	•	Messrs. Card and Dickson each earned cash awards of 69.8% of target.
•
Annual cash incentives for named executive officers, other than Messrs. Card and Dickson, were earned based on performance against two corporate financial metrics: operating income and operating cash flow and against individual qualitative performance goals.

			•	Named executive officers, other than Messrs. Card and Dickson, earned cash awards of 69.3% of target.
Performance-contingent restricted stock	•	Granted to align the interests of our executives with the interests of our stockholders.	•
Restricted stock awards to individual named executive officers ranged from $300,000 to $4,000,000 based on the closing price of our stock on the date of grant.  The shares will vest in February 2016 if and to the extent corporate financial performance goals for the period from 2013 to 2015 are achieved.

•
Value of awards depends on our stock price performance and the number of shares earned depends on the degree of achievement of three-year total shareholder return and three-year operating cash flow objectives.

•
Only 50% of shares awarded in 2011 vested in February 2014, because cumulative total shareholder return goals for the period from 2011 to 2013 were not achieved, although cumulative operating cash flow goals were achieved.

	•	Retains our executives through three-year cliff vesting requirements.
Restricted stock with time-based vesting	•	Used selectively.	•	75,000 shares of restricted stock, which are scheduled to vest in February 2016, were awarded to Mr. Dickson as a retention device.
	•	Primary purposes are for recruiting, retention and special recognition.
	•	Vest over two to three-year periods.

Elements		Description		2013 Executive Compensation
Employee benefits	•	Named executive officers participate in the same benefit plans available to all full-time, salaried employees.	•	No changes in 2013.
	•	Supplemental retirement benefits are provided to Messrs. Card and Dansky.
Perquisites	•	Includes car allowances or car services for named executive officers and a housing allowance and related tax gross-up for Mr. Card.	•	Mr. Card's housing allowance was a negotiated condition to his retention that went into effect in 2002.

Base Salary

In 2013, the following salaries were in effect for the named executive officers.

Named Executive Officer	2013 Salary	2012 Salary	Increase
Wesley R. Card	$1,600,000	$1,600,000	$ -
Richard Dickson	1,100,000	1,100,000	-
John T. McClain	650,000	650,000	-
Ira M. Dansky	700,000	700,000	-
Christopher R. Cade	400,000	345,000	55,000

Mr. Cade's salary was increased in 2013 by $55,000 and in 2014 by $12,000, each time to recognize the increasing complexity of his responsibilities as our Chief Accounting Officer and Controller and his tenure with our company.  None of the other named executive officers received salary increases for 2013 or 2014.

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

Award opportunities for our named executive officers under the Incentive Plan for 2013 are shown below.

	Annual Cash Incentive Award for 2013 Performance Year
Named Executive Officer	Threshold % of Salary	Target % of Salary	Maximum % of Salary
Wesley R. Card	50%	100%	150%
Richard Dickson	45%	90%	135%
John T. McClain	38%	75%	113%
Ira M. Dansky	25%	50%	75%
Christopher R. Cade	25%	50%	75%

Annual Cash Incentive Structure for 2013 Performance Year.

Corporate financial performance goals for Messrs. Card and Dickson were based on three metrics: operating income, operating cash flow and EPS.  Corporate financial goals for Messrs. McClain, Dansky and Cade were based on two metrics: operating income and operating cash flow. We use operating income and operating cash flow metrics because it is critical that our business generates positive cash flow and operates profitably.  For Messrs. Card and Dickson, who have a greater ability to impact EPS than the other senior corporate executives, we use EPS as a metric to emphasize profitability. The respective weighting applied to each of these metrics is shown in the following table.

	Total Company			Individual Performance Goals(1)
Named Executive Officer	Operating Income	Operating Cash Flow	EPS
Wesley R. Card	50%	35%	15%	0%
Richard Dickson	50%	35%	15%	0%
John T. McClain	50%	25%	–	25%
Ira M. Dansky	50%	25%	–	25%
Christopher R. Cade	50%	25%	–	25%
____________________
(1)	In 2013, the potential payout tied to individual performance goals depended on the achievement of the corporate financial performance metrics. For those participants with a 25% component tied to the achievement of individual performance goals , the payout was adjusted up or down to reflect the degree to which both of the corporate performance factors were achieved , subject to a minimum payout of 10% and a maximum payout of 35%. Thus, because the payout based upon achievement of the corporate performance factors for 2013 was 69.3%, the payout for achievement of individual performance goals could not exceed 17.33% (25% x 69.3% = 17.33%).

Annual Cash Incentives Earned for 2013 Performance.  In the first quarter of 2014, the Committee assessed our actual performance relative to the goals established for 2013, as shown in the following table.  Based on the corporate results, Messrs. Card and Dickson earned bonuses of 69.8% of target.  Based on corporate results and individual performance against qualitative goals, the remaining named executive officers earned bonuses of 69.3% of target.  These awards are shown as Non-Equity Incentive Plan Compensation in the 2013 Summary Compensation Table.
(All dollar amounts in millions)

Performance Metrics	2013 Performance Scale (1)			2013 Adjusted Results	% Bonus Achievement (2)
	Threshold Goal	Budgeted Goal	Maximum Goal
Operating Income	$157.4	$209.8	$230.8	$170.0	62.1%
Operating Cash Flow	$131.0	$149.8	$157.3	$143.7	83.7%
EPS	$0.79	$1.22	$1.39	$0.90	63.0%
Combined Bonus Achievement:					69.8%
____________________
(1)    Interpolation applies for intermediate points.

(2)	The table shows bonus achievement for Mr. Card and Mr. Dickson, and reflects that their bonuses depended entirely on corporate financial results, with no individual performance component. Potential bonus achievement for other participants, including Messrs. McClain, Dansky and Cade, was slightly different, because 75% of their bonuses depended on corporate financial results for operating income and operating cash flow and the payout dependent on individual performance was adjusted down to 17.33% based upon the achievement of the corporate performance factors in 2013.

In the table above, 2013 Adjusted Results were defined to exclude the impact of unusual, unplanned, non-recurring or extraordinary items, including costs related to restructuring and severance, unbudgeted stock compensation expense, expenses related to acquisitions, asset impairments, and other unbudgeted items.  Since the 2013 Adjusted Results are not determined under generally accepted accounting principles, the amounts differ from the amounts reported in our financial statements.

Our budgeted financial goals are established in the fourth quarter of each year and reflect the year-to-date performance of our businesses, then-current trends in the markets in which we do business, and expectations for both those markets and the macroeconomic environments in the principal geographical areas in which our products are sold.  Our 2013 budgeted goal for operating income of $209.8 million represented a 1.4 % increase from our 2012 adjusted operating income of $206.9 million.  Our 2013 budgeted goal for EPS of $1.22 represented a 2.5% increase from our 2012 adjusted EPS of $1.19.

Budgeted operating cash flow goals reflect the budgeted revenue and operating income goals and the levels of working capital that we anticipate will be required to support those goals.  Our 2013 budgeted goal for operating cash flow of $149.8 million was considerably lower than our 2012 adjusted operating cash flow of $256.9 million, primarily because of higher levels of working capital and cash interest expense that we anticipated would be required to support higher budgeted 2013 revenues.

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

2013 Performance-Contingent Restricted Stock Awards

The performance-contingent restricted stock awards granted to the named executive officers during 2013 are shown in the "Grants of Plan-Based Awards in 2013" table.  The dollar amounts shown for the named executive officers in the Summary Compensation Table for stock awards are calculated pursuant to valuation methods under ASC Topic 718, as required under applicable SEC regulations.  Such valuation methods can and do cause significant fluctuations in year-to-year valuations of restricted stock awards.

The vesting of performance-contingent restricted stock is subject to two performance conditions.  First, if our total shareholder return (which is the stock price appreciation, assuming dividends are reinvested in our common stock when paid) for the period from 2013 through 2015 is equal to or greater than the median total shareholder return of a peer group of apparel, footwear, and department store companies, 50% of the shares will vest.  This peer group of companies was developed by the Committee in consultation with the Committee's independent compensation consultant and management and includes:

Apparel and Footwear Companies	Retail Companies
Brown Shoe Company, Inc. [1]
Carter's, Inc. [1]
Coach, Inc. [1]
Deckers Outdoor Corporation
Fossil, Inc. [1]
Genesco Inc. [1]
Guess?, Inc. [1]
Hanesbrands Inc. [1]
Fifth & Pacific Companies, Inc.
Nike, Inc.
Oxford Industries, Inc.
PVH Corporation [1]
Ralph Lauren Corporation [1]
Rocky Brands, Inc.
Skechers USA, Inc.
Steven Madden, Ltd.
V.F. Corporation [1]
Wolverine World Wide, Inc.

ANN INC. [1]
The Bon-Ton Stores, Inc. [1]
Dillard's, Inc. [1]
DSW, Inc.
J.C. Penney Corporation Inc.
Kohl's Corporation
Macy's, Inc.
Michael Kors Holdings Limited
Nordstrom Inc.
Quiksilver, Inc. [1]
Ross Stores Inc.
Saks Incorporated [1]
Sears Holdings Corporation
The TJX Companies

____________________
1	These companies are included in the subset of comparably-sized companies used by the Committee in 2013 to assess the total compensation of our named executive officers, as described under "Market Data Used to Assess Compensation."

In 2013, the Compensation Committee reviewed the peer group and added Deckers Outdoor Corporation, DSW Inc., Michael Kors Holdings Limited, Ross Stores Inc. and The TJX Companies. In addition, Bakers Footwear Group Inc. and The Warnaco Group were eliminated, because they were no longer publicly-traded companies.

The remaining 50% of the shares will vest if cumulative operating cash flow for 2013 through 2015 is $450 million or more.  In determining achievement of that goal, the Committee adjusts either the performance goal or actual results to exclude the impact of unusual, unplanned, non-recurring or extraordinary items, including costs related to restructuring and severance, expenses related to acquisitions, asset impairments, and other unbudgeted items.  Although the metric of operating cash flow is the same as the metric for a portion of the annual cash incentive awards, the measurement period (three years) is considerably longer, and measurement of cumulative results over the period is designed to incentivize our longer-term financial health.

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

Vesting in 2013 of 2011 Performance-Contingent Restricted Stock Awards.  In 2011, Mr. Card was awarded 317,209 restricted shares, Mr. Dickson was awarded 196,273 restricted shares, Mr. McClain was awarded 77,320 restricted shares, and Mr. Dansky was awarded 55,511 restricted shares.  Vesting of 50% of these awards was contingent on achievement of cumulative operating cash flow targets for 2011 through 2013 and 50% was contingent on achievement of cumulative total shareholder return performance for the same period as compared to a specified peer group of publicly-traded companies.  These shares of restricted stock were eligible to vest on the second business day immediately following our public announcement of fourth quarter financial results for 2013, contingent on achievement of those targets.

The percentage of shares vesting based on achievement of each performance condition is shown in the table below.
Metric	Goal for 2011 - 2013	Adjusted Results	Achievement	Percent of Shares Vesting
Cumulative Operating Cash Flow	$500 Million	$690 Million	100% x 50% weighting =	50%
Total Shareholder Return vs. Peer Group	Equal or exceed peer group median	Below 30th percentile vs. peer group	0% x 50% weighting =	0%
Total				50%

Since we exceeded the operating cash flow goal, 100% of the shares contingent on operating cash flow vested.  Our relative total shareholder return was below the 30th percentile compared to the peer group.  As a result, none of the shares contingent on relative total shareholder return vested.  The combined result was that 50% of the restricted shares granted in 2011 were earned and 50% of the restricted shares were forfeited and cancelled on February 6, 2014.  See footnote 2 to the "Outstanding Equity Awards at December 31, 2013" table.

2013 Restricted Stock Awards with Time-Based Vesting

In January 2013, the Committee awarded Mr. Dickson 75,000 shares of time-based restricted stock that are scheduled to vest after three years.  The Committee made these awards as a retention device and to provide additional incentive to Mr. Dickson.

Oversight of Our Executive Compensation Program

The Committee oversees and administers our executive compensation program and establishes the compensation of our executive officers.  The Committee's responsibilities are detailed in its charter, which can be found on our website at www.jonesgroupinc.com/Our Company/Corporate Governance.

Since September 2009, the Committee has retained CAP as its independent compensation consultant.  CAP's work for the Committee includes providing advice on how to structure cash and equity incentives, benchmarking the total compensation of our named executive officers relative to the peer group discussed above, assessing our financial performance against the peer group, and providing guidance on changing regulatory requirements and best practices.  CAP provides advice on the structure of our director compensation program and assists the Nominating/Corporate Governance Committee in the periodic review of our director compensation in comparison to that of peer companies.  CAP reports directly to the Compensation Committee and, as to director compensation matters, to the Nominating/Corporate Governance Committee and does not provide other services to us.

In March 2014, the Compensation Committee evaluated CAP's independence in light of SEC rules and NYSE listing standards, including the following factors: (1) other services provided to us by the consulting firm; (2) fees paid by us as a percentage of the consulting firm's total revenue; (3) policies or procedures maintained by the consulting firm that are designed to prevent a conflict of interest; (4) any business or personal relationships between the individual consultants involved in the engagement and any member of the Board of Directors; (5) any Jones stock owned by the individual consultants involved in the engagement; and (6) any business or personal relationships between our executive officers and the consulting firm or the individual consultants involved in the engagement.  The Compensation Committee discussed these factors and concluded that the work of CAP did not raise any conflict of interest.

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

In 2013, the Committee, with the assistance of its consultant, assessed the total compensation of our named executive officers and our financial and total shareholder return performance.  The review compared us to a subset of the companies included in the peer group used to measure relative total shareholder return performance. The companies included (i) direct competitors that manufacture apparel and footwear, (ii) department stores that represent some of our largest customers, and (iii) specialty retailers of footwear and apparel, particularly specialty retailers who design and manufacture their own products.  These companies were included in the peer group because their businesses are comparable to or compete directly with facets of our business and because they are of comparable revenue size to us.  The median 2012 revenues of the subset of companies were $2.9 billion, compared to our 2012 revenues of $3.8 billion.  The companies included in this review are identified in footnote 1 to the table under "2013 Performance-Contingent Restricted Stock Awards" above.

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

Nonqualified Deferred Compensation Plan.  For 2013, managers earning a base salary of $115,000 or more, including the named executive officers, and non-management employees earning compensation of $255,000 or more, were eligible to participate in our Deferred Compensation Plan.  The plan allows them to defer, on a pre-tax basis, with limited cost to us, the receipt of up to 90% of both salary and annual bonus into a savings account.  We adopted the plan because it allows executives to save for retirement or other needs on a tax-advantaged basis and because similar benefits are offered by competitors.  A summary of the terms of the plan is included under the caption "Employment and Compensation Arrangements -- Other Compensation Arrangements."  None of the named executive officers participated in the plan in 2013.

Perquisites and Other Personal Benefits.  We have provided certain perquisites to the named executive officers, as summarized in footnote 4 to the 2013 Summary Compensation Table.  Our major perquisites are described below:

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

•
Cars and Allowances: We provided car services to Mr. Card in New York City.  All of the remaining named executive officers had a car allowance as a stipend that supplements salary, as set forth in footnote 4 to the 2013 Summary Compensation Table.

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

Change in Control.  The employment agreements with the named executive officers contain provisions that provide for severance in the event of the termination of their employment in connection with a change in control (a "double trigger" provision) and for the accelerated vesting of stock options and restricted stock in the event of a change in control.  If completed, the proposed Merger with Sycamore described in Item 12 of this Amendment under the heading "Changes in Control" will constitute a "change in control" under our employment agreements with our named executive officers.

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

Executives have five years from first becoming a named executive officer to meet the Guidelines.  At December 31, 2013, Messrs. Card, McClain and Dansky met their applicable stock ownership levels under the Guidelines.  Messrs. Dickson and Cade have until 2016 and 2017, respectively, to comply but as of December 31, 2013, each also met his applicable stock ownership levels under the Guidelines.

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

2.
Based on the review and discussions referred to in paragraph 1 above, the Compensation Committee recommended to the Board of Directors that the CD&A be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission.

The Compensation Committee:	Gerald C. Crotty (Chairman) Lowell W. Robinson Robert L. Mettler John D. Demsey

The foregoing report of the Compensation Committee shall not be deemed to be soliciting material, to be filed with the SEC or to be incorporated by reference into any of our previous or future filings with the SEC, except as otherwise explicitly specified by us in any such filing.

2013 Summary Compensation Table

The following summary compensation table shows the compensation received for services in all capacities for the years ended December 31, 2013, 2012 and 2011.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(1)(2)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(1)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compen- sation ($)(4)	Total ($)
Wesley R. Card Chief Executive Officer	2013 2012 2011	1,600,000 1,600,000 1,600,000	- - -	3,208,333 2,784,533 2,499,612	- - -	1,116,649 1,671,459 1,887,566	- - -	229,864 214,165 217,650	6,154,846 6,270,157 6,204,828
John T. McClain Chief Financial Officer	2013 2012 2011	650,000 650,000 650,000	- - -	782,031 678,733 609,282	- - -	337,759 519,877 542,280	- - -	22,700 22,500 22,716	1,792,490 1,871,110 1,824,278
Richard Dickson President and Chief Executive Officer - Branded Businesses	2013 2012 2011	1,100,000 1,100,000 1,099,452	- - -	2,885,156 2,990,514 2,177,136	- - -	690,926 1,034,216 1,167,931	- - -	29,973 118,905 239,834	4,706,055 5,243,635 4,684,353
Ira M. Dansky Executive Vice President, General Counsel and Secretary	2013 2012 2011	700,000 700,000 700,000	- - -	561,458 487,292 437,431	- - -	242,493 373,245 396,330	- - -	26,478 22,500 24,192	1,503,429 1,583,037 1,557,953
Christopher R. Cade Executive Vice President, Chief Accounting Officer and Controller	2013 2012 2011	400,000 345,260 329,918	- - -	240,625 180,126 154,665	- - -	138,568 183,957 186,841	- - -	22,500 22,500 22,300	801,693 731,843 693,724

(1)	Compensation deferred at the election of the named executive officer is included in the year in which it would otherwise have been reported had it not been deferred.

(2)	Annual bonus and non-equity incentive plan compensation amounts are reported for the year earned and accrued regardless of the timing of the actual payment. See "Compensation Discussion and Analysis - Annual Cash Incentive - Annual Cash Incentives Earned for 2013 Performance."

(3)	Reflects the aggregate grant date fair value calculated in accordance with ASC Topic 718. Amounts include both time-based restricted stock awards and restricted stock awards subject to performance conditions. For additional information concerning the restricted stock awards made to our named executive officers in 2013, see "Grants of Plan-Based Awards in 2013." The values for restricted stock awards subject to performance conditions are computed based on 100% achievement of each performance condition. The values for restricted stock awards subject to market conditions are computed based on the results of a simulation that assesses the probability of vesting. Assumptions used in the valuation of equity-based awards are discussed in "Summary of Accounting Policies - Restricted Stock" and "Stock Options and Restricted Stock" in Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

(4)	The table below provides our incremental cost of the components of All Other Compensation for each of the named executive officers during 2013. We provided a car allowance to Mr. Card, car services for Mr. Card in New York City and rented an apartment in New York City that was used by Mr. Card. We also provided Mr. Card with a tax gross-up payment to cover the taxable income attributable to the apartment. We provided a car allowance to Mr. McClain, Mr. Dickson, Mr. Dansky and Mr. Cade. We also provided the named executive officers with certain group life, health, disability and other non-cash benefits generally available to all full-time salaried employees, which are not included in this table, as permitted by SEC rules.

Name	Housing Allowance	Tax Gross-up	Car Allowance	Car Services	401(k) Plan Contri- butions (a)	Company Product Discounts (b)	Clothing Allowance (c)	Total All Other Compensation
Wesley R. Card	91,723	97,039	22,915	7,987	10,200	-	-	229,864
John T. McClain	-	-	12,500	-	10,200	-	-	22,700
Richard Dickson	-		18,000	-	10,200	-	1,773	29,973
Ira M. Dansky	-	-	12,500	-	10,200	2,863	915	26,478
Christopher R. Cade	-	-	12,500	-	10,200	-	-	22,500

(a)	Represents our contributions on behalf of the named individuals to The Jones Group Inc. Retirement Plan, which is our 401(k) defined contribution plan.

(b)	Represents discounts on purchases of Robert Rodriguez apparel products. Under our Robert Rodriguez discount program, senior executives are permitted to purchase products at 20% off the wholesale price. Does not include discounts on purchases of any other products of our company under discount programs that are generally available to all of our employees.

(c)	Represents purchases of Kurt Geiger footwear products utilizing a clothing allowance. Under our clothing allowance program, an annual allowance is granted to certain officers and employees to encourage the wearing and promotion of Company brands within the Company and their communities. In 2013, Messrs. Card, Dickson, McClain and Dansky each received a $2,000 allowance applicable to Kurt Geiger footwear. Allowance amounts for the other officers and employees with a clothing allowance in 2013 ranged from $1,500 to $15,000.

Grants of Plan-Based Awards in 2013
Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)(3)			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)		All Other Option Awards: Number of Securities Under- lying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
		Thresh- old ($)	Target ($)	Maxi- mum ($)	Thresh- old (#)	Target (#)	Maxi- mum (#)
Wesley R. Card	01/31/13	800,000	1,600,000	2,400,000	166,666	333,333	333,333	-		-	-	3,208,333
John T. McClain	01/31/13	243,750	487,500	731,250	40,625	81,250	81,250	-		-	-	782,031
Richard Dickson	01/31/13 01/31/13	495,000 -	990,000 -	1,485,000 -	103,125 -	206,250 -	206,250 -	- 75,000	(5)	- -	- -	1,985,156 900,000
Ira M. Dansky	01/31/13	175,000	350,000	525,000	29,166	58,333	58,333	-		-	-	561,458
Christopher R. Cade	01/31/13	100,000	200,000	300,000	12,500	25,000	25,000	-		-	-	240,625

(1)	Our named executive officers participate in the Incentive Plan. Under its provisions, annual incentive awards payable in cash for a particular fiscal year may be granted to executive officers who are deemed likely to be "covered employees" as defined in the Incentive Plan and other key employees designated by the Compensation Committee and, in each case, who are approved by the Compensation Committee for participation. The performance factors applicable to awards under the Incentive Plan are determined by the Compensation Committee and communicated to each participant by the end of the first quarter of each performance period. Individual awards for any performance period may not exceed $3.0 million. The Incentive Plan is discussed in greater detail under the heading "Compensation Discussion and Analysis – Annual Cash Incentive." As discussed under "Compensation Discussion and Analysis - Annual Cash

Incentive," in the first quarter of 2013, the Compensation Committee established financial performance goals for 2013 cash awards to Mr. Card, Mr. Dickson, Mr. McClain, Mr. Dansky and Mr. Cade under the Incentive Plan. For participants with corporate responsibility, including Mr. Card, Mr. Dickson, Mr. McClain, Mr. Dansky and Mr. Cade, the goals were based on 2013 operating income and operating cash flow, and for Messrs. Card and Dickson, earnings per share. In addition, for Mr. McClain, Mr. Dansky and Mr. Cade, the metrics included performance against individual qualitative goals. See "Compensation Discussion and Analysis - Annual Cash Incentive - Annual Cash Incentive Structure for 2013 Performance Year." Our performance relative to those goals was assessed in the first quarter of 2014, and the resulting cash awards paid to the named executive officers are included in the 2013 Summary Compensation Table under "Non-Equity Incentive Plan Compensation."

(2)	Represents grants of shares of restricted common stock under our 2009 Long Term Incentive Plan. During the vesting period, the executives are the beneficial owners of the shares of restricted stock and possess all voting and dividend rights. Dividends are paid on shares of restricted stock at the same rate and at the same time as dividends are paid to all holders of common stock, except that dividends with respect to performance-based awards are accumulated but not paid out to the grantee unless and until the performance award vests. During 2013, the quarterly dividend rate was $0.05 per share.

(3)	The restricted stock granted is subject to Jones' financial performance and time-based vesting conditions. 50% of the shares are eligible to vest if we achieve a cumulative operating cash flow target for the period January 1, 2013 through December 31, 2015. For achievement of between 80% and 100% of the target amount, a proportionate number of shares (between 50% and 100%) will be eligible to vest. The remaining 50% are eligible to vest if we achieve a certain cumulative total shareholder return for the period January 1, 2013 through December 31, 2015 as compared to a specified peer group of publicly-traded companies. If our total shareholder return for this period is in the 50th or more percentile rank, 100% of the shares will vest; if the total shareholder return is in the 40th to 49th percentile rank, 75% of these shares will vest; and if the total shareholder return is between the 30th and 39th percentile rank, 50% of these shares will vest. Interpolation applies for intermediate points. If the financial targets are achieved, the shares eligible for vesting would vest on the second business day immediately following our public announcement of fourth quarter financial results for 2015.

(4)	Calculated in accordance with ASC Topic 718.

(5)	These shares vest on the second business day immediately following our public announcement of fourth quarter financial results for 2015.

Outstanding Equity Awards at December 31, 2013

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Wesley R. Card	-	-	-	-	-	-		-	1,092,531	(3)	16,344,264
John T. McClain	-	-	-	-	-	-		-	266,305	(4)	3,983,923
Richard Dickson	-	-	-	-	-	175,000	(5)	2,618,000	676,004	(6)	10,113,020
Ira M. Dansky	-	-	-	-	-	-		-	191,192	(7)	2,860,232
Christopher R. Cade	-	-	-	-	-	-		-	73,218	(8)	1,095,341

(1)	Calculated by multiplying the number of shares by the closing price of our common stock on the New York Stock Exchange on December 31, 2013 ($14.96).

(2)	Amounts for Mr. Card, Mr. Dickson, Mr. McClain, Mr. Dansky and Mr. Cade include the 50% of their 2011 restricted stock awards (158,604 shares, 98,136 shares, 38,660 shares, 27,755 shares and 9,813 shares, respectively) that did not vest, as the Compensation Committee determined that corporate performance targets applicable to that portion of the awards were not achieved. Those shares were deemed forfeited and were cancelled on February 6, 2014.

(3)	158,605 of these shares vested on February 12, 2014. Subject to accelerated vesting upon the occurrence of certain events, as described under "Employment and Compensation Arrangements," the remaining shares vest as follows: up to 220,995 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2014 based on achievement of a minimum cumulative operating cash flow target for the years 2012 through 2014; up to 220,994 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2014 based on achievement of a relative total shareholder return target for the years 2012 through 2014; up to 166,667 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2015 based on achievement of a minimum cumulative operating cash flow target for the years 2013 through 2015; and up to 166,666 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2015 based on achievement of a relative total shareholder return target for the years 2013 through 2015 (see footnote 3 to the "Grants of Plan-Based Awards in 2013" table).

(4)	38,660 of these shares vested on February 12, 2014. Subject to accelerated vesting upon the occurrence of certain events, as described under "Employment and Compensation Arrangements," the remaining shares vest as follows: up to 53,868 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2014 based on achievement of a minimum cumulative operating cash flow target for the years 2012 through 2014; up to 53,867 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2014 based on achievement of a relative total shareholder return target for the years 2012 through 2014; up to 40,625 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2015 based on achievement of a minimum cumulative operating cash flow target for the years 2013 through 2015; and up to 40,625 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2015 based on achievement of a relative total shareholder return target for the years 2013 through 2015 (see footnote 3 to the "Grants of Plan-Based Awards in 2013" table).

(5)	50,000 of these shares vested on February 12, 2014. Subject to accelerated vesting upon the occurrence of certain events, as described under "Employment and Compensation Arrangements," the remaining shares vest as follows: 50,000 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2014 and 75,000 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2015.

(6)	98,137 of these shares vested on February 12, 2014. Subject to accelerated vesting upon the occurrence of certain events, as described under "Employment and Compensation Arrangements," the remaining shares vest as follows: up to 136,741 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2014 based on achievement of a minimum cumulative operating cash flow target for the years 2012 through 2014; up to 136,740 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2014 based on achievement of a relative total shareholder return target for the years 2012 through 2014; up to 103,125 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2015 based on achievement of a minimum cumulative operating cash flow target for the years 2013 through 2015; and up to 103,125 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2015 based on achievement of a relative total shareholder return target for the years 2013 through 2015 (see footnote 3 to the "Grants of Plan-Based Awards in 2013" table).

(7)	27,756 of these shares vested on February 12, 2014. Subject to accelerated vesting upon the occurrence of certain events, as described under "Employment and Compensation Arrangements," the remaining shares vest as follows: up to 38,674 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2014 based on achievement of a minimum cumulative operating cash flow target for the years 2012 through 2014; up to 38,674 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2014 based on achievement of a relative total shareholder return target for the years 2012 through 2014; up to 29,167 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2015 based on achievement of a minimum cumulative operating cash flow target for the years 2013 through 2015; and up to 29,166 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2015 based on achievement of a relative total shareholder return target for the years 2013 through 2015 (see footnote 3 to the "Grants of Plan-Based Awards in 2013" table).

(8)	9,814 of these shares vested on February 12, 2014. Subject to accelerated vesting upon the occurrence of certain events, as described under "Employment and Compensation Arrangements," these shares vest as follows: up to 14,296 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2014 based on achievement of a minimum cumulative operating cash flow target for the years 2012 through 2014; up to 14,295 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2014 based on achievement of a relative total shareholder return target for the years 2012 through 2014; up to 12,500 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2015 based on achievement of a minimum cumulative operating cash flow target for the years 2013 through 2015; and up to 12,500 will vest on the second business day immediately following our public announcement of fourth quarter financial results for 2015 based on achievement of a relative total shareholder return target for the years 2013 through 2015 (see footnote 3 to the "Grants of Plan-Based Awards in 2013" table).

Option Exercises and Stock Vested in 2013
Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Wesley R. Card	-	-	133,690	1,585,563
John T. McClain	-	-	32,587	386,482
Richard Dickson	-	-	95,019	1,126,925
Ira M. Dansky	-	-	23,396	277,477
Christopher R. Cade	-	-	7,500	88,950

(1)	Calculated based on the price of our common stock on the New York Stock Exchange on the vesting date.

Employment and Compensation Arrangements

Effective July 1, 2000, we entered into employment agreements with each of Wesley R. Card and Ira M. Dansky.  Each agreement had an initial term of three years.  Each agreement provides for automatic 12-month extensions unless either party gives notice no later than June 30 of the year preceding the final year of the applicable term that the agreement will not be extended.  If the agreement is so extended, the extended term begins on July 1 of the applicable year and ends 36 months later.  The current term of our agreements with Mr. Card and Mr. Dansky expires on June 30, 2016.

Effective July 16, 2007, we entered into an employment agreement with Mr. McClain.  The current term of Mr. McClain's agreement expires on June 30, 2015.

On December 5, 2007, we entered into an employment agreement with Mr. Cade.  The current term of Mr. Cade's agreement expires on December 31, 2016.

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

If we terminate Mr. Card's employment for "cause" or if he resigns without "good reason," Mr. Card will receive only his unpaid salary through the date of termination or resignation.  If Mr. Card's employment terminates before the end of the term due to death or "disability" (as defined), we will pay him or his estate, as applicable, (i) any unpaid salary through the date of termination, (ii) a lump sum equal to an additional six months of salary and (iii) a target bonus (based on 100% of his annual salary at the time of termination) prorated through the date of termination.  If we terminate Mr. Card's employment without "cause" (as defined) or Mr. Card resigns for "good reason" (as defined) and no "change in control" (as defined) has occurred, we will pay him (i) any unpaid salary through the date of termination, (ii) his actual bonus earned for the calendar year in which termination occurs, based solely on the extent to which performance goals for that calendar year are satisfied, prorated through the date of termination, (iii) a lump sum equal to his monthly salary at the time of termination and 1/12 of his target bonus, for each month during the remainder of the term of his agreement, and (iv) a lump sum equal to our cost for his continued benefits for the remainder of the term of the agreement.  We will also reimburse him for up to $10,000 of executive outplacement services.  If we terminate Mr. Card's employment without "cause" or Mr. Card resigns for "good reason" following a "change in control," we will pay him (i) any unpaid salary through the date of termination, (ii) his target bonus prorated through the date of termination, (iii) a lump sum equal to three times 200% of his annual salary at the time of termination, (iv) reimbursement for up to $10,000 of executive outplacement services and (v) a lump sum equal to our cost for his health insurance, life insurance and retirement benefits for the remainder of the term of the agreement.

Mr. Card's agreement provides that if (1) he remains employed by us through December 31, 2009 and his employment terminates thereafter for any reason, or (2) on or after January 1, 2008, he provides to our Board of Directors at least six months' written notice of his retirement and the Board consents to his retirement, which consent shall not be unreasonably withheld or delayed, then we will (i) pay him (or his estate, as applicable) an annual retirement benefit of $500,000, payable in monthly installments, for a period of five years following the date of termination and (ii) provide continued medical and dental coverage for Mr. Card and his spouse from and after the date of termination of employment (or in the event of termination of Mr. Card's employment without "cause" or resignation by Mr. Card for "good reason," from and after the date of expiration of the term of the agreement), for their respective lives, provided that our annual cost of providing that coverage does not exceed $7,500 (which amount increases annually by 10% beginning in 2008).  The annual retirement benefit and continued insurance coverage are in addition to any other payments and benefits to which Mr. Card may be entitled under other provisions of the employment agreement.

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

If we terminate Mr. McClain's employment for "cause" (as defined) or if he resigns without "good reason" (as defined), Mr. McClain will receive only his unpaid salary through the date of termination or resignation.  If Mr. McClain's employment terminates before the end of the term due to death or "disability" (as defined), we will pay him or his estate, as applicable, (i) any unpaid salary through the date of termination, (ii) a lump sum equal to an additional six months of salary and (iii) his target bonus (based on 75% of his annual salary at the time of termination), prorated through the date of termination.  If we terminate Mr. McClain's employment without "cause" or Mr. McClain resigns for "good reason" and no "change in control" (as defined) has occurred, we will pay him (i) any unpaid salary through the date of termination, (ii) the target bonus at the time of termination, prorated through the date of termination, (iii) a lump sum equal to his monthly salary at the time of termination and 1/12 of his target bonus, for each month during the remainder of the term of the agreement, and (iv) a lump sum equal to our cost for his continued health insurance, life insurance and retirement benefits for the remainder of the term of the agreement.  We will also reimburse him for up to $10,000 of executive outplacement services.  In no event, including at the expiration of the agreement, shall he receive less than six months of such salary or benefits.

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

Dickson's employment terminates before the end of the term due to death or "disability" (as defined), we will pay him or his estate, as applicable, (i) any unpaid salary through the date of termination, (ii) a lump sum equal to an additional six months of salary and (iii) a target bonus (based on 100% of his annual salary at the time of termination), prorated through the date of termination.  If we terminate Mr. Dickson's employment without "cause" (as defined) or Mr. Dickson resigns for "good reason" (as defined) and no "change in control" (as defined) has occurred, we will pay him (i) any unpaid salary through the date of termination, (ii) his actual bonus earned for the calendar year in which termination occurs, based solely on the extent to which performance goals for that calendar year are satisfied, prorated through the date of termination, (iii) a lump sum equal to his monthly salary at the time of termination and 1/12 of his target bonus, for each month during the remainder of the term of his agreement, and (iv) a lump sum equal to our cost for his continued benefits for the remainder of the term of the agreement.  We will also reimburse him for up to $10,000 of executive outplacement services.  In no event, including at the expiration of the agreement, shall he receive less than 12 months of such salary or benefits.

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

If we terminate Mr. Dansky's employment for "cause" or if he resigns without "good reason," Mr. Dansky will receive only his unpaid salary through the date of termination or resignation.  If Mr. Dansky's employment terminates before the end of the term due to death or "disability" (as defined), we will pay him or his estate, as applicable, (i) any unpaid salary through the date of termination, (ii) a lump sum equal to an additional six months of salary and (iii) a target bonus (based on 75% of his annual salary at the time of termination) prorated through the date of termination.  If we terminate Mr. Dansky's employment without "cause" (as defined) or Mr. Dansky resigns for "good reason" (as defined) and no "change in control" (as defined) has occurred, we will pay him (i) any unpaid salary through the date of termination, (ii) his actual bonus earned for the calendar year in which termination occurs, based solely on the extent to which performance goals for that calendar year are satisfied, prorated through the date of termination, (iii) a lump sum equal to his monthly salary at the time of termination and 1/12 of his target bonus, for each month during the remainder of the term of his agreement, and (iv) a lump sum equal to our cost for his continued benefits for the remainder of the term of the agreement.  We will also reimburse him for up to $10,000 of executive outplacement services.  If we terminate Mr. Dansky's employment without "cause" or Mr. Dansky resigns for "good reason" following a "change in control," we will pay him (i) any unpaid salary through the date of termination, (ii) his target bonus prorated through the date of termination, (iii) a lump sum equal to three times 200% of his annual salary at the time of termination, (iv) reimbursement for up to $10,000 of executive outplacement services and (v) a lump sum equal to our cost for his health insurance, life insurance and retirement benefits for the remainder of the term of the agreement.

Mr. Dansky's agreement provides that if (1) he remains employed by us through June 30, 2010 and his employment terminates thereafter for any reason, (2) prior to June 30, 2010, his employment terminates due to death or disability or is terminated by us without "cause" or by him for "good reason," or (3) on or after June 30, 2009, he provides to our Board of Directors at least six months' written notice of his retirement and the Board consents to his retirement, which consent shall not be unreasonably withheld or delayed, then we will (i) pay him (or his estate, as applicable) an annual retirement benefit of $200,000, payable in monthly installments, for a period of five years following the date of termination and (ii) provide continued medical and dental coverage for Mr. Dansky and his spouse from and after the date of termination of employment (or in the event of termination of Mr. Dansky's employment without "cause" or resignation by Mr. Dansky for "good reason," from and after the date of expiration of the term of the agreement), for their respective lives, provided that our annual cost of providing that coverage does not exceed $7,500 (which amount increases annually by 10% beginning in 2008).  The annual retirement benefit and continued insurance coverage are in addition to any other payments and benefits to which Mr. Dansky may be entitled under other provisions of the employment agreement.

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

If we terminate Mr. Cade's employment for "cause" (as defined) or if he resigns without "good reason" (as defined), Mr. Cade will receive only his unpaid salary through the date of termination or resignation.  If Mr. Cade's employment terminates before the end of the term due to death or "disability" (as defined), we will pay him or his estate, as applicable, a lump sum payment equal to an additional six months of salary and his target bonus (as established by the Board of Directors under the 2007 Executive Annual Cash Incentive Plan for the calendar year in which Mr. Cade dies or becomes disabled), prorated through the date of termination.  If we terminate Mr. Cade's employment without "cause" or Mr. Cade resigns for "good reason" and no "change in control" (as defined) has occurred, he will receive (i) a lump sum payment equal to the salary payable to him through the balance of the term of the agreement or for a period of 12 months, whichever is longer, and (ii) continued participation in our medical and dental insurance plans for the remainder of the term of the agreement.

If we terminate Mr. Cade's employment without "cause" or Mr. Cade resigns for "good reason" following a "change in control," he will receive a lump sum equal to three times his annual salary at the time of termination.

The agreement also provides for vesting of all previously unvested options and restricted stock upon a "change in control," a resignation by Mr. Cade for "good reason" or termination by us without "cause," except that in the case of termination without "cause" (other than following a "change in control") or termination for "good reason" (other than following a "change in control"), restricted stock awards that are intended to satisfy the requirements for "qualified performance-based compensation" (within the meaning of Treasury Regulation Section 1.162-27(e)) will vest only to the extent to which the performance goals for the applicable performance period are satisfied.  The accelerated options are exercisable during the remaining original option term.

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

Other Compensation Arrangements.  We have provided certain perquisites to the named executive officers, as summarized in footnote 4 to the 2013 Summary Compensation Table.  In addition, each of those executives is eligible to receive all perquisites that are made available to our senior executives, which include participation in The Jones Group Inc. Deferred Compensation Plan.  The Deferred Compensation Plan allows a select group of management or highly compensated employees to defer, on a pre-tax basis, receipt of up to 90% of salary and up to 90% of annual bonus, in an account which is credited with a rate of return based on hypothetical investment options selected by the participant from an extensive menu under the plan.  Amounts deferred under the plan are not subject to income tax until actually paid to the participant.  For 2013, managers earning a base salary of $115,000 or more, including the named executive officers, and non-management employees earning compensation of $255,000 or more, were eligible to participate in the plan.  None of the named executive officers participated in the plan for the years shown in the 2013 Summary Compensation Table.  In 2013, certain employees, including Messrs. Card, Dickson, McClain and Dansky, were provided with a clothing allowance.  We also provide other benefits, such as medical, dental and life insurance, to the named executive officers who are currently employed by us on the same terms and conditions as those provided generally to our other full-time, salaried employees.

Potential Payments and Benefits Upon Termination of Employment

This section outlines estimated payments and other benefits that would have been received by each named executive officer employed by us as of December 31, 2013 (the last business day of 2013), or his estate, under existing agreements, plans and arrangements, if the named executive officer's employment had terminated on December 31, 2013 under the following circumstances:

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

The terms "cause," "good reason" and "change in control" have complex definitions under our employment agreements and compensation and benefit plans.  A termination of employment for "cause" generally requires misconduct by the executive.  In general, an executive's resignation is for "good reason" if it results either from the material breach of our contractual obligations to the executive, including failure to timely pay the executive's compensation, or from the executive having: (i) his or her base salary reduced (or, in the case of our principal accounting officer and executives with business unit responsibility, materially reduced); (ii) his or her title, status, responsibilities or authority reduced (or, in the case of certain executives, his or her authority, duties or responsibilities materially reduced); (iii) his or her office moved by more than 30 miles (or, in the case of our principal accounting officer and executives with business unit responsibility, by more than 50 miles); or (iv) his or her participation in a benefit or compensation plan of our company discontinued without the opportunity to participate in a comparable substitute plan or arrangement, unless he or she is treated in the same manner as other similarly situated participants in the discontinued plan.  In general, a "change in control" occurs if: (i) a person or company acquires 20% or more of our outstanding common stock; (ii) a majority of our directors is replaced during any two-year period; or (iii) Jones is not the surviving company after any merger or similar transaction with another company.  If completed, the proposed Merger with Sycamore described in Item 12 of this Amendment under the heading "Changes in Control" will constitute a "change in control" under our existing agreements, plans and arrangements with our named executive officers.

Employment Agreements.  The named executive officers have employment agreements with us, as described under the heading "Employment and Compensation Arrangements."  They had the following number of months remaining as of December 31, 2013 in the then-current terms of their employment agreements: 30 months for Mr. Card and Mr. Dansky, 18 months for Mr. McClain, 24 months for Mr. Dickson, and 36 months for Mr. Cade.

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

Age when period of disability starts	Disability benefit payment period
Before age 60	Benefits paid until age 65
Ages 60 through 64	Benefits paid for 60 months
Ages 65 through 67	Benefits paid until age 70
Ages 68 and over	Benefits paid for 24 months

2013 Estimated Termination Payments and Benefits

Payments and benefits	Voluntary termination by named executive officer	Termination by us for cause	Termination by us without cause or by the named executive officer with good reason		Termination by us without cause or by the named executive officer with good reason following a change in control		Normal retirement		Termination due to Disability		Termination due to Death
WESLEY R. CARD
Cash payment	$ -	$ -	$11,746,272	(1)	$14,888,509	(2)	$2,500,000	(3)	$4,900,000	(4)	$4,900,000	(4)
Health and welfare benefits continuation	-	-	376,247	(5)	376,247	(5)	412,159	(6)	412,159	(6)	412,159	(7)
Value of accelerated stock options	-	-	-		-		-		-		-
Value of accelerated restricted stock (8)	-	-	16,344,264	(9)	16,344,264		16,344,264	(9)	16,344,264		16,344,264
Executive outplacement services (10)	-	-	10,000		10,000		-		-		-
TOTAL:	$ -	$ -	$28,476,783		$31,619,020		$19,256,423		$21,656,423		$21,656,423

(1)	Represents the sum of (i) monthly salary through June 30, 2016; (ii) monthly bonus (1/12 of target bonus (last annual salary)) through June 30, 2016; (iii) aggregate monthly cash payments totaling $500,000 per year through December 31, 2018; (iv) actual bonus earned for 2013; (v) our cost for health and dental insurance for Mr. Card and his wife through June 30, 2016, at an annual cost to us of $14,616 and a growth rate of 10% per year for premiums; (vi) our cost for life insurance for Mr. Card under our group policies through June 30, 2016; (vii) our continued contributions to The Jones Group Inc. Retirement Plan with an assumed maximum amount of $10,400 annually through June 30, 2016; and (viii) our cost to provide equivalent long-term disability coverage for Mr. Card with a total monthly benefit of $15,000 through age 70.

(2)	Represents the sum of (i) aggregate monthly payments totaling $500,000 per year through December 31, 2018; (ii) target bonus (last annual salary); (iii) three times 200% of annual salary; (iv) health and dental insurance for Mr. Card and his wife through June 30, 2016, at an annual cost to us of $14,616 and a growth rate of 10% per year for premiums; (v) our cost for life insurance for Mr. Card under our group policies through June 30, 2016; and (vi) our continued contributions to The Jones Group Inc. Retirement Plan with an assumed maximum amount of $10,400 annually through June 30, 2016.
(3)	Represents aggregate monthly payments totaling $500,000 per year through December 31, 2018.
(4)	Represents the sum of (i) six months of salary; (ii) aggregate monthly payments totaling $500,000 per year through December 31, 2018; and (iii) target bonus (last annual salary).
(5)	Represents the present value at December 31, 2013 of our cost for health and dental insurance for Mr. Card and his wife for life beginning on July 1, 2016, assuming a life expectancy of 82 and 85 years, respectively, a discount rate of 4.78%, an annual cost to us of $14,616 and a growth rate of 10% per year for premiums.
(6)	Represents the present value at December 31, 2013 of our cost for health and dental insurance for Mr. Card and his wife for life, assuming a life expectancy of 82 and 85 years, respectively, a discount rate of 4.78%, an annual cost to us of $14,616 and a growth rate of 10% per year for premiums.
(7)	Represents the present value at December 31, 2013 of our cost for health and dental insurance for Mr. Card's wife for life, assuming a life expectancy of 85 years, a discount rate of 4.78%, an annual cost to us of $14,616 and a growth rate of 10% per year for premiums.
(8)	Represents the value of unvested restricted stock subject to accelerated vesting. Calculated based on the closing price of our common stock on the New York Stock Exchange on December 31, 2013 ($14.96).
(9)	Assumes that with respect to any performance-based restricted stock, performance goals for the applicable period will be fully satisfied.
(10)	Assumes that we reimburse Mr. Card for the maximum reimbursable amount ($10,000) under his employment agreement.

Payments and benefits	Voluntary termination by named executive officer	Termination by us for cause	Termination by us without cause or by the named executive officer with good reason		Termination by us without cause or by the named executive officer with good reason following a change in control		Normal retirement	Termination due to Disability		Termination due to Death
JOHN T. McCLAIN
Cash payment	$ -	$ -	$2,509,394	(1)	$5,177,704	(2)	$ -	$812,500	(3)	$812,500	(3)
Health and welfare benefits continuation	-	-	-		-		-	-		-
Value of accelerated stock options	-	-	-		-		-	-		-
Value of accelerated restricted stock (4)	-	-	3,983,923		3,983,923		3,983,923	3,983,923		3,983,923
Executive outplacement services (5)	-	-	10,000		10,000		-	-		-
TOTAL:	$ -	$ -	$6,503,317		$9,171,627		$3,983,923	$4,796,423		$4,796,423

(1)	Represents the sum of (i) monthly salary through June 30, 2015; (ii) monthly bonus (1/12 of target bonus (75% of last annual salary)) through June 30, 2015; (iii) target bonus (75% of last annual salary); (iv) our cost for life and health insurance for Mr. McClain under our group policies through June 30, 2015, assuming a growth rate of 8% per year for health insurance premiums; (v) our continued contributions to The Jones Group Inc. Retirement Plan with an assumed maximum amount of $10,400 annually through June 30, 2015; and (vi) our cost to provide equivalent long-term disability coverage for Mr. McClain through age 65.
(2)	Represents the sum of (i) target bonus (75% of last annual salary); (ii) three times 200% of annual salary; and (iii) our cost for continued life and health insurance and our continued contributions to The Jones Group Inc. Retirement Plan during the period from December 31, 2013 through June 30, 2015.
(3)	Represents six months of salary plus target bonus (75% of last annual salary).

(4)	Represents the value of unvested restricted stock subject to accelerated vesting. Calculated based on the closing price of our common stock on the New York Stock Exchange on December 31, 2013 ($14.96).
(5)	Assumes that we reimburse Mr. McClain for the maximum reimbursable amount ($10,000) under his employment agreement.

Payments and benefits	Voluntary termination by named executive officer	Termination by us for cause	Termination by us without cause or by the named executive officer with good reason		Termination by us without cause or by the named executive officer with good reason following a change in control		Normal retirement		Termination due to Disability		Termination due to Death
RICHARD DICKSON
Cash payment	$ -	$ -	$5,143,810	(1)	$8,852,628	(2)	$ -		$1,650,000	(3)	$1,650,000	(3)
Health and welfare benefits continuation	-	-	-		-		-		-		-
Value of accelerated stock options	-	-	-		-		-		-		-
Value of accelerated restricted stock (4)	-	-	12,731,020	(5)	12,731,020		12,731,020	(5)	12,731,020		12,731,020
Executive outplacement services (6)	-	-	10,000		10,000		-		-		-
TOTAL:	$ -	$ -	$17,884,830		$21,593,648		$12,731,020		$14,381,020		$14,381,020

(1)	Represents the sum of (i) monthly salary through December 31, 2015; (ii) monthly bonus (1/12 of target bonus (last annual salary)) through December 31, 2015; (iii) actual bonus earned for 2013; (iv) our cost for life and health insurance for Mr. Dickson under our group policies through December 31, 2015, assuming a growth rate of 8% per year for health insurance premiums; (v) our continued contributions to The Jones Group Inc. Retirement Plan with an assumed maximum amount of $10,400 annually through December 31, 2015; and (vi) our cost to provide equivalent long-term disability coverage for Mr. Dickson through age 65.
(2)	Represents the sum of (i) target bonus (last annual salary); (ii) three times 200% of annual salary and (iii) our cost for continued life and health insurance and our continued contributions to The Jones Group Inc. Retirement Plan during the period from December 31, 2013 through December 31, 2015.
(3)	Represents six months of salary plus target bonus (last annual salary).
(4)	Represents the value of unvested restricted stock subject to accelerated vesting. Calculated based on the closing price of our common stock on the New York Stock Exchange on December 31, 2013 ($14.96).
(5)	Assumes that with respect to any performance-based restricted stock, performance goals for the applicable period will be fully satisfied.
(6)	Assumes that we reimburse Mr. Dickson for the maximum reimbursable amount ($10,000) under his employment agreement.

Payments and benefits	Voluntary termination by named executive officer	Termination by us for cause	Termination by us without cause or by the named executive officer with good reason		Termination by us without cause or by the named executive officer with good reason following a change in control		Normal retirement		Termination due to Disability		Termination due to Death
IRA M. DANSKY
Cash payment	$ -	$ -	$4,408,434	(1)	$6,039,353	(2)	$1,000,000	(3)	$1,875,000	(4)	$1,875,000	(4)
Health and welfare benefits continuation	-	-	376,247	(5)	376,247	(5)	412,159	(6)	412,159	(6)	412,159	(7)
Value of accelerated stock options	-	-	-		-		-		-		-
Value of accelerated restricted stock (8)	-	-	2,860,232	(9)	2,860,232		2,860,232	(9)	2,860,232		2,860,232
Executive outplacement services (10)	-	-	10,000		10,000		-		-		-
TOTAL:	$ -	$ -	$7,654,913		$9,285,832		$4,272,391		$5,147,391		$5,147,391

(1)	Represents the sum of (i) monthly salary through June 30, 2016; (ii) monthly bonus (1/12 of target bonus (75% of last annual salary)) through June 30, 2016; (iii) aggregate monthly cash payments totaling $200,000 per year through December 31, 2018; (iv) actual bonus earned for 2013; (v) our cost for health and dental insurance for Mr. Dansky and his wife through June 30, 2016, assuming a life expectancy of 83 and 85 years, respectively, at an annual cost to us of $14,616 and a growth rate of 10% per year for premiums; (vi) our cost for life insurance for Mr. Dansky under our group policies through June 30, 2016; (vii) our continued contributions to The Jones Group Inc. Retirement Plan with an assumed maximum amount of $10,400 annually through June 30, 2016; and (viii) our cost to provide equivalent long-term disability coverage for Mr. Dansky with a total monthly benefit of $15,000 for a period of 24 months.
(2)	Represents the sum of (i) aggregate monthly cash payments totaling $200,000 per year through December 31, 2018; (ii) target bonus (75% of last annual salary); (iii) three times 200% of annual salary; (iv) our cost for health and dental insurance for Mr. Dansky and his wife through June 30, 2016, at an annual cost to us of $14,616 and a growth rate of 10% per year for premiums; (v) our cost for life insurance for Mr. Dansky under our group policies through June 30, 2016; and (vi) our continued contributions to The Jones Group Inc. Retirement Plan with an assumed maximum amount of $10,400 annually through June 30, 2016.
(3)	Represents aggregate monthly cash payments totaling $200,000 per year through December 31, 2018.
(4)	Represents the sum of (i) six months of salary; (ii) aggregate annual cash payments totaling $200,000 per year through December 31, 2018; and (iii) target bonus (75% of last annual salary).
(5)	Represents the present value at December 31, 2013 of our cost for health and dental insurance for Mr. Dansky and his wife for life beginning on July 1, 2016, assuming a life expectancy of 83 and 85 years, respectively, a discount rate of 4.78%, an annual cost to us of $14,616 and a growth rate of 10% per year for premiums.
(6)	Represents the present value at December 31, 2013 of our cost for health and dental insurance for Mr. Dansky and his wife for life, assuming a life expectancy of 83 and 85 years, respectively, a discount rate of 4.78%, an annual cost to us of $14,616 and a growth rate of 10% per year for premiums.
(7)	Represents the present value at December 31, 2013 of our cost for health and dental insurance for Mr. Dansky's wife for life, assuming a life expectancy of 85 years, a discount rate of 4.78%, an annual cost to us of $14,616 and a growth rate of 10% per year for premiums.
(8)	Represents the value of unvested restricted stock subject to accelerated vesting. Calculated based on the closing price of our common stock on the New York Stock Exchange on December 31, 2013 ($14.96).
(9)	Assumes that with respect to any performance-based restricted stock, performance goals for the applicable period will be fully satisfied.
(10)	Assumes that we reimburse Mr. Dansky for the maximum reimbursable amount ($10,000) under his employment agreement.

Payments and benefits	Voluntary termination by named executive officer	Termination by us for cause	Termination by us without cause or by the named executive officer with good reason		Termination by us without cause or by the named executive officer with good reason following a change in control		Normal retirement		Termination due to Disability		Termination due to Death
CHRISTOPHER R. CADE
Cash payment	$ -	$ -	$1,236,000	(1)	$1,236,000	(2)	$ -		$412,000	(3)	$412,000	(3)
Health and welfare benefits continuation	-	-	45,149	(4)	-		-		-		-
Value of accelerated stock options	-	-	-		-		-		-		-
Value of accelerated restricted stock (5)	-	-	1,095,341		1,095,341	(6)	1,095,341	(6)	1,095,341		1,095,341
Executive outplacement services	-	-	-		-		-		-		-
TOTAL:	$ -	$ -	$2,376,490		$2,331,341		$1,095,341		$1,507,341		$1,507,341

(1)	Represents aggregate payments of monthly salary through December 31, 2016.
(2)	Represents three times annual salary.
(3)	Represents six months of salary plus target bonus (50% of last annual salary).
(4)	Represents the present value of our cost for continued life and health insurance for Mr. Cade during the period from December 31, 2013 through December 31, 2016.
(5)	Represents the value of outstanding unvested restricted stock subject to accelerated vesting. Calculated based on the closing price of our common stock on the New York Stock Exchange on December 31, 2013 ($14.96).
(6)	Assumes that with respect to any performance-based restricted stock, performance goals for the applicable period will be fully satisfied.

Director Compensation

The following table provides information on compensation for the year ended December 31, 2013 paid to each non-management director.  Directors who are employees receive no additional compensation for serving on the Board of Directors.

2013 Director Compensation
Name	Fees Earned or Paid in Cash ($)(1)(2)	Stock Awards ($)(3)	Total ($)
Sidney Kimmel	118,000	99,995	217,995
Matthew H. Kamens	126,000	99,995	225,995
Gerald C. Crotty	155,000	99,995	254,995
Lowell W. Robinson	172,000	99,995	271,995
Robert L. Mettler	192,000	99,995	291,995
Margaret H. Georgiadis	96,000	99,995	195,995
John D. Demsey	124,000	99,995	223,995
Jeffrey D. Nuechterlein	142,000	99,995	241,995
Ann Marie C. Wilkins	140,000	99,995	239,995
James A. Mitarotonda	97,000	149,993	246,993

(1)	Non-management directors receive a $50,000 annual retainer, $2,000 for attending a Board meeting and $2,000 for attending a committee meeting or a meeting of the non-management or independent directors. In addition, the Presiding Director receives an annual retainer of $25,000, the chair of the Audit Committee receives an annual retainer of $20,000, the chair of the Compensation Committee and the Nominating/Corporate Governance Committee receives an annual retainer of $15,000. Non-management directors are not compensated for participation in the conference calls with senior management that are held during months in which there is no regularly-scheduled Board meeting.

(2)	Each non-management director may elect to defer all or a portion of his or her annual retainer and meeting attendance fees under The Jones Group Inc. Deferred Compensation Plan for Outside Directors until the earlier of his or her termination of service on the Board or a date selected by the director under the Plan. The Plan does not provide for above-market or preferential earnings. Each director can choose to invest the funds in either of the following two types of hypothetical investments:

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

For certain years prior to 2013, Mr. Crotty had elected to have his fees deferred in the form of share units.

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

The following table shows the aggregate number of outstanding restricted stock awards held by our non-management directors as of December 31, 2013.

Name	Shares of Restricted Stock
Sidney Kimmel	17,655
Matthew H. Kamens	17,655
Gerald C. Crotty	17,655
Lowell W. Robinson	17,655
Robert L. Mettler	17,655
Margaret H. Georgiadis	17,655
John D. Demsey	19,903
Jeffrey D. Nuechterlein	19,903
Ann Marie C. Wilkins	19,903
James A. Mitarotonda	10,323

Non-management directors are expected to own shares of our common stock equal in value to at least five times the then-current amount of the annual retainer.  The guidelines are in place to further enhance alignment between the interests of Board members and stockholders, through meaningful stockholdings on the part of the directors.  That ownership stake should be achieved within five years of their election or appointment to the Board of Directors.  Each director may count toward that requirement the value of shares owned (including shares of restricted stock) and the value of share units credited to the director's account under The Jones Group Inc. Deferred Compensation Plan for Outside Directors.  All current non-management directors meet the share ownership level under the guidelines as of March 31, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The information contained herein has been obtained from our records or from information furnished directly by the individual or entity to us.

The table below shows, as of March 10, 2014, how much of our common stock was owned by each of our directors, nominees, executive officers named in the 2013 Summary Compensation Table, each person known to us to own 5% or more of our common stock (as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934) and all of our current directors and executive officers, as a group.

Name	Number of Shares Owned (1)		Restricted Stock (2)	Percent of Outstanding Shares
Wesley R. Card(3)	331,908		775,322	1.41%
Sidney Kimmel	8,387	(4)	9,268	*
Matthew H. Kamens	61,722		9,268	*
Gerald C. Crotty	76,722		9,268	*
Lowell W. Robinson	7,622		9,268	*
Robert L. Mettler	66,922		9,268	*

Name	Number of Shares Owned (1)		Restricted Stock (2)	Percent of Outstanding Shares
Margaret H. Georgiadis	66,922	(5)	9,268	*
John D. Demsey	18,259		13,646	*
Jeffrey D. Nuechterlein	23,259		13,646	*
Ann Marie C. Wilkins	20,527		13,646	*
James A. Mitarotonda	272,638	(6)	10,323	*
John T. McClain	147,598		188,985	*
Richard L. Dickson(3)	147,763		604,731	*
Ira M. Dansky	67,556	(7)	135,681	*
Christopher R. Cade	--		53,591	*
FMR LLC 245 Summer Street Boston, MA 02210	8,256,350	(8)	--	10.49%
Dimensional Fund Advisors LP 6300 Bee Cave Road Palisades West, Building One Austin, TX 78746	6,739,816	(9)	--	8.56%
BlackRock, Inc. 40 East 52nd Street New York, NY 10022	4,572,703	(10)	--	5.81%
The Vanguard Group Inc. P.O. Box 2600, V26 Valley Forge, PA 19482	4,203,878	(11)	--	5.34%
LSV Asset Management 155 N. Wacker Drive, Suite 4600 Chicago, IL 60606	4,081,906	(12)	--	5.18%
Morgan Stanley 1585 Broadway New York, NY 10036	3,980,077	(13)	--	5.06%
All directors and current executive officers as a group (15 persons)	1,317,805		1,865,179	4.04%
___________________
*      Less than one percent.

(1)
Includes shares for which the named person has either sole or shared voting and investment power.  Excludes shares of restricted stock and shares that can be acquired through the exercise of options.  Also excludes "share units" (i.e., phantom stock) under our Deferred Compensation Plan for Outside Directors.  Under that plan, non-management directors can elect to have the value of deferred amounts of all or a portion of their annual retainer and meeting attendance fees paid out based on an assumed investment in our Common Stock.  The participants making that election do not have any right to vote or to receive Common Stock in connection with the assumed investments of the deferred amounts, and they are ultimately paid out in cash, but the assumed investments do represent an economic interest in our Common Stock.  Such accounts are credited with additional share units for cash dividends paid on our Common Stock.  Mr. Crotty has been credited with 19,671.537 share units under the plan as of March 10, 2014.  See footnote 2 to the 2013 Director Compensation table.

(2)      Shares subject to a vesting schedule and other restrictions as to which the named individual has voting power.

(3)	In connection with the Merger Agreement (as defined under "Changes in Control" below), each of Wesley R. Card, our Chief Executive Officer, and Richard Dickson, our President and Chief Executive Officer of Branded Businesses, entered into a support agreement pursuant to which each such shareholder, among other things, agreed to vote his shares of our common stock in favor of the adoption of the Merger Agreement.

(4)      8,387 shares are held by the Sidney Kimmel Revocable Indenture of Trust.

(5)      51,120 shares are held by Telendos, LLC.

(6)	Amount includes 260,300 shares beneficially owned by Barington Companies Equity Partners, L.P. ("Barington Equity") and 12,338 shares beneficially owned by Barington SPV I, L.P. ("BSPV"). Mr. Mitarotonda is the Chairman of the Board, President and Chief Executive Officer of Barington Companies Investors, LLC ("BCI"), the general partner of Barington Equity and BSPV. Mr. Mitarotonda is also the managing member of BCI. As the general partner of Barington Equity and BSPV, BCI may be deemed to beneficially own the 260,300 shares beneficially owned by Barington Equity and the 12,338 shares beneficially owned by BSPV. BCI is a majority-owned subsidiary of Barington Capital Group, L.P. ("Barington Capital"). As the majority member of BCI, Barington Capital may be deemed to beneficially own the 260,300 shares beneficially owned by Barington Equity and the 12,338 shares beneficially owned by BSPV. The general partner of Barington Capital is LNA Capital Corp. ("LNA Capital"). Mr. Mitarotonda is the sole stockholder and director of LNA Capital. As the general partner of Barington Capital, LNA Capital may be deemed to beneficially own the 260,300 shares beneficially owned by Barington Equity and the 12,338 shares beneficially owned by BSPV. As the sole stockholder and director of LNA Capital, Mr. Mitarotonda may be deemed to beneficially own the 260,300 shares beneficially owned by Barington Equity and the 12,338 shares beneficially owned by BSPV. Mr. Mitarotonda disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

 (7)      67,556 shares are held by the Ira Martin Dansky Revocable Trust.

(8)	Based solely upon information reported on Schedule 13G, filed with the SEC on February 10, 2014, reporting beneficial ownership as of January 31, 2014. According to the filing, Pyramis Global Advisors, LLC ("PGALLC"), an indirect wholly-owned subsidiary of FMR LLC ("FMR"), is the beneficial owner of 8,256,350 shares as a result of its serving as investment adviser to institutional accounts, non-U.S. mutual funds or investment companies. Edward C. Johnson 3d and FMR, through its control of PGALLC, each has sole dispositive power over 8,256,350 shares and sole power to vote or to direct the voting of 8,256,350 shares owned by the institutional accounts or funds advised by PGALLC. Members of the family of Edward C. Johnson 3d, Chairman of FMR, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR, representing 49% of the voting power of FMR. The Johnson family group and all other Series B shareholders have entered into a shareholders' voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed to form a controlling group with respect to FMR.

(9)	Based solely upon information reported on Amendment No. 1 to Schedule 13G, filed with the SEC on February 10, 2014, reporting beneficial ownership as of December 31, 2013 by Dimensional Fund Advisors LP ("DFA"). According to the filing, the shares reported are owned by four investment companies, to which DFA furnishes investment advice, and by certain other commingled group trusts and separate accounts, for which DFA serves as investment manager. DFA has sole power to vote or to direct the vote of 6,552,286 shares and sole power to dispose or to direct the disposition of 6,739,816 shares. DFA disclaims beneficial ownership of all such shares.

(10)	Based solely upon information reported on Amendment No. 4 to Schedule 13G, filed with the SEC on January 29, 2014, reporting beneficial ownership as of December 31, 2013.

(11)	Based solely upon information reported on Amendment No. 1 to Schedule 13G, filed with the SEC on February 11, 2014, reporting beneficial ownership as of December 31, 2013. According to the filing, The Vanguard Group Inc. ("TVG") has sole power to vote or direct the vote of 112,109 shares, sole power to dispose or direct the disposition of 4,096,169 shares, and shared power to dispose or direct the disposition of 107,709 shares. Of the shares reported, Vanguard Fiduciary Trust Company, a wholly owned subsidiary of TVG, is the beneficial owner of 107,709 shares as a result of its serving as investment manager of collective trust accounts, and Vanguard Investments Australia, Ltd., a wholly owned subsidiary of TVG, is the beneficial owner of 4,400 shares as a result of its serving as investment manager of Australian investment offerings.

(12)	Based solely upon information reported on Schedule 13G, filed with the SEC on February 2, 2013, reporting beneficial ownership as of December 31, 2012.

(13)	Based solely upon information reported on Schedule 13G, filed with the SEC on February 24, 2014, reporting beneficial ownership as of February 18, 2014 by Morgan Stanley. According to the filing, Morgan Stanley has sole power to vote or to direct the vote of 3,973,527 shares, shared power to vote or to direct the vote of 5,774 shares and shared power to dispose or to direct the disposition of 3,980,077 shares.

Changes in Control

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

The Board has determined that ten of our current directors – Sidney Kimmel, Matthew H. Kamens, Gerald C. Crotty, Lowell W. Robinson, Robert L. Mettler, Margaret H. Georgiadis, John D. Demsey, Jeffrey D. Nuechterlein, Ann Marie C. Wilkins and James A. Mitarotonda – are independent.

The Board has determined that one of our current directors - Wesley R. Card, our Chief Executive Officer - is not independent.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

In connection with the audit of Jones' 2013 financial statements, we entered into an engagement agreement with BDO USA, LLP, which set forth the terms by which BDO USA, LLP has performed audit services for us.  That agreement is subject to alternative dispute resolution procedures and an exclusion of punitive damages.

The aggregate fees billed by BDO USA, LLP for professional services for 2013 and 2012 were as follows:

	2013	2012
Audit fees (1)	$2,597,488	$2,734,201
Audit-related fees (2)	1,953,400	112,000
Tax fees (3)	347,516	279,793
Total	$4,898,404	$3,125,994

(1)   Includes audit of consolidated financial statements, audit of internal controls, SAS 100 reviews, consultations and statutory audits.

(2)	Includes subsidiary stand-alone audits, audits of employee benefit plans and due diligence and reviews related to acquisition and disposition activities.

(3)	Includes foreign tax compliance work, transfer pricing studies, consultations and preparation of expatriate tax returns.

The Audit Committee's charter provides that the Audit Committee will review, and approve in advance, in its sole discretion, all auditing services, internal control related services and permitted non-audit services, including fees and terms, to be performed for us by our independent registered public accountants, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934 which are approved by the Audit Committee prior to completion of the audit.  The Audit Committee may form and delegate to subcommittees of one or more members of the Audit Committee its authority to pre-approve audit and permitted non-audit services, including internal control related services, provided that any such subcommittee pre-approvals are presented to the full Audit Committee at the next scheduled Audit Committee meeting.  In 2013, all of the services and fees were pre-approved by the Audit Committee.

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

April 1, 2014	THE JONES GROUP INC. (Registrant) By: /s/ Wesley R. Card Wesley R. Card Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
____________________
*	Filed herewith.